Form 10-Q
period 1994-12-31
FONAR CORP
filed 1995-03-08
CIK 355019

                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 1994      Commission File Number 0-10248



                          FONAR CORPORATION

        (Exact name of registrant as specified in its charter)



             DELAWARE                          11-2464137

(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)



110 Marcus Drive     Melville, New York                 11747

(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code:     (516)  694-2929



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X     NO



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Class                        Outstanding at December 31, 1994
- ------------------------------           --------------------------------
Common Stock, par value $.0001                      34,810,973
Class B Common Stock,
  par value $.0001                                   3,194,556
Class C non-voting Common Stock,
  par value $.001                                       -0-

FONAR CORPORATION AND SUBSIDIARIES
INDEX


                                                                PAGE
PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - December 31,
     1994 and June 30, 1994                                        3

   Condensed Consolidated Statements of Operations for
     the Three Months Ended December 31, 1994 and
     December 31, 1993                                            4

   Condensed Consolidated Statements of Operations for
     the Six Months Ended December 31, 1994 and
     December 31, 1993                                            5

   Condensed Consolidated Statements of Cash Flows for
     the Six Months Ended December 31, 1994 and
     December 31, 1993                                            6


   Notes to Condensed Consolidated Financial Statements           7



Item 2. Management's Discussion and Analysis of Financial         9
        Condition and Results of Operations



PART II - OTHER INFORMATION                                      11


FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(000's OMITTED)


ASSETS                                                December 31,  June 30,
                                                         1994         1994
                                                      (UNAUDITED)
Current Assets:                                       -----------  ---------
  Cash                                                   $   479    $   577
  Accounts and notes receivable, net of allowance
  for doubtful accounts of $ 1,692                         2,046      3,045
  Accounts receivable from affiliates                        400        400
  Costs and estimated earnings in excess
    of billings on uncompleted contracts (Note C)          1,374        401
  Inventories (Note B)                                     2,452      2,776
  Other current assets                                     1,661      2,846
        Total current assets                               8,412     10,045
                                                          ------     ------
  Assets held for resale                                     598        608
                                                          ------     ------
Property and equipment, at cost                           15,105     15,199
  Less accumulated depreciation and amortization         (11,863)   (11,398)
                                                           3,242      3,801
                                                          ------     ------
Investment, advances and notes to affiliates and
  related parties, net of allowance of $ 1,250            20,910     19,054
Cost of acquired technology and license, patents
  and software development costs, net                      4,835      4,869
Net investment in sales-type leases                        4,914      5,816
Costs and estimated earning in excess of billings
  on uncompleted contracts (Note C)                        6,029      2,855
Other assets                                               1,348      1,370
                                                          ------     ------
                                                        $ 50,288   $ 48,418
                                                          ======     ======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                          $   100    $   100
  Current maturities of long-term debt and
    capital lease obligations                              3,484      4,427
  Accounts payable                                         2,662      3,018
  Billings in excess of costs and estimated
    earnings on uncompleted contracts (Note C)                 -          -
  Accrued expenses, customer advances and
    other current liabilities                              8,524     10,250
                                                          ------     ------
      Total current liabilities                           14,770     17,795
                                                          ------     ------
Long-term debt and capital lease obligations
    less current maturities                                1,211      1,457
Other liabilities                                            171        201
                                                          ------     ------
                                                           1,382      1,658
                                                          ------     ------
Minority interest                                            524        632

 Stockholders' Equity  (Note D)                           33,612     28,333
                                                          ------     ------
                                                        $ 50,288   $ 48,418
                                                          ======     ======
See notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                  FOR THE THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                     ---------------------
                                                       1994         1993
                                                     --------     --------
REVENUES                                             $  3,671     $  3,629
                                                     --------     --------

COSTS AND EXPENSES:
   Cost of revenues                                     1,528        1,931
   Research and development                               846          994
   Selling, general and administrative                  1,727        1,670
                                                      -------      -------
Income (loss) from operations                         (   430)     (   966)

   Other income (expenses), net                           355        1,059
                                                      -------      -------

Income (loss) before provision for income taxes
  and minority interest                               (    75)          93

Provision for income taxes                                  -            -
                                                      -------      -------
Income (loss) before minority interest                (    75)          93

Minority interest in net loss (income) of
  subsidiary and partnership                               24            -

                                                      -------       ------
NET INCOME (LOSS)                                    $(    51)    $     93
                                                      ========      ======




Net income per common share:
 Income (loss) before taxes & minority interest       $   .00      $   .00
  Minority interest                                       .00          .00
                                                       ------       ------
      Net income per common share                      $  .00       $  .00
                                                       ======       ======

Weighted average number of common shares outstanding   38,006       31,183
                                                       ======       ======



See notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                    FOR THE SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                     ---------------------
                                                        1994         1993
                                                     --------     --------
REVENUES                                             $  8,577     $  6,804
                                                     --------     --------

COSTS AND EXPENSES:
   Cost of revenues                                     3,802        3,654
   Research and development                             1,643        1,742
   Selling, general and administrative                  3,842        3,212
                                                      -------      -------
Income (loss) from operations                         (   710)     ( 1,804)

   Other income (expenses), net                           479        1,944
                                                      -------      -------

Income (loss) before provision for income taxes
  and minority interest                               (   231)         140

Provision for income taxes                                  -            -
                                                      -------      -------
Income (loss) before minority interest                (   231)         140

Minority interest in net loss (income) of
  subsidiary and partnership                              108            -

                                                      -------       ------
NET INCOME (LOSS)                                    $(   123)    $    140
                                                      ========      ======

Net income per common share:
  Income (loss) before extraordinary credit            $  .00      $  .00
  Extraordinary credit                                    .00         .00
                                                       ------      ------
    Net income per common share                        $  .00      $  .00
                                                       ======      ======

Weighted average number of common shares outstanding   38,006      31,183
                                                       ======      ======





See notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                    FOR THE SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                         -----------------
                                                          1994       1993
                                                         ------     ------
Operating activities:
 Net income (loss)                                     $(   123)  $    140
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Minority interest in net income (loss)              (   108)         -
    Depreciation and amortization                         1,154      1,198
    (Increase) decrease in operating assets, net:
     accounts and notes receivable, inventories,
     other current assets, costs and estimated
     earnings in excess of billings on uncompleted
     contracts and assets held for resale               ( 1,788)       788
    Increase (decrease) in operating liabilities,
     net: accounts payable, accrued expenses and
     other current liabilities, billings in excess
     of costs and estimated earnings on uncompleted
     contracts and other liabilities                    ( 2,112)   ( 1,976)
                                                         ------     ------
Net cash provided by (used in) operating activities     ( 2,977)       150
                                                         ------     ------

Investing activities:
  Purchases of property and equipment,
    net of capital lease obligations                    (     9)   (    34)
  Investment in and receivables from affiliates         ( 1,856)   ( 4,318)
  Cost of acquired technology and license,
    patents and software development costs, net         (   648)   (   610)
                                                         ------     ------
Net cash used in investing activities                   ( 2,513)   ( 4,962)
                                                         ------     ------

Financing activities:
  Proceeds from borrowings, net
    of capital lease obligations                              -          -
  Repayment of borrowings and capital
    lease obligations                                   ( 1,189)   ( 1,882)
  (Increase) decrease in investment in
    sales-type leases                                       962      1,546
  Collection of principal on sales-type leases              203        797
  Issuance of common stock and warrants and
    collection of stockholder notes, net                  5,401      4,597
  Decrease (increase) in other assets                        15    (    32)
                                                         ------     ------
  Net cash provided by financing activities               5,392      5,026
                                                         ------     ------
Increase (decrease) in cash                             (    98)       214

Cash at beginning of period                                 577        226
                                                         ------     ------
Cash at end of period                                   $   479    $   440
                                                         ======     ======
See notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1994

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and
Article 10 of Regulation S-K. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The comparative figures for fiscal 1994 have been adjusted to reflect year end adjustments.

In the opinion of management, all adjustments (consisting of normal adjusting accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1995. For further information, refer to the Company's consolidated report on Form 10-K for the fiscal year ended June 30, 1994.

NOTE B - INVENTORIES

    The components of inventory consist of:            (000's OMITTED)
                                                      ------------------
                                                    December 31,  June 30,
                                                        1994       1994
                                                      -------    -------
 Purchased parts components and supplies              $ 2,390    $ 2,706
 Work in process                                           62         70
                                                      -------    -------
                                                      $ 2,452    $ 2,776
                                                      =======    =======

NOTE C - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

<CAPTION
Uncompleted contracts are comprised of:                (000's OMITTED)
                                                    --------------------
                                                    December 31, June 30,
                                                       1994        1994
                                                      -------    -------
  Costs incurred on uncompleted contracts           $   4,119   $  2,035
  Estimated earnings                                    4,256      1,886
                                                      -------    -------
                                                        8,375      3,921
  Less: billings to date                             (    972)   (   665)
                                                      -------    -------
                                                    $   7,403   $  3,256
                                                      =======    =======
Uncompleted contracts have been individually
 netted and are reported as follows:
  Costs and estimated earnings in excess of
   billings on uncompleted contracts-short term      $  1,374   $    401
 Costs and estimated earnings in excess of
   billings on uncompleted contracts-long term          6,029      2,855
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                  (     -)   (     -)
                                                      -------    -------
                                                     $  7,403   $  3,256
                                                       =======   =======

NOTE D - STOCKHOLDERS' EQUITY

                                                        (000'S OMITTED)
Stockholders' Equity is comprised of:           ---------------------------
                                                 December 31,     June 30,
                                                    1994            1994
                                                -------------   -----------
Common Stock $.0001 par value; 50,000,000
shares authorized; 34,810,973 outstanding
at December 31 and 31,235,773 at June 30            $      3   $      3


Class B Common Stock $ .0001 par value;
4,000,000 shares authorized, 3,194,556
outstanding at December 31 and at June 30.                 -          -

Class C non-voting Common Stock $.001
par value; 20,000,000 shares authorized.                   -          -

Preferred Stock $ .001 par value 10,000,000
shares authorized.                                         -          -

Additional paid-in capital                            55,287     49,818
Accumulated deficit                                  (20,464)   (20,341)
Unearned compensation                                      -          -
Notes receivable - stockholders                      (   819)   (   752)
Treasury stock - 108,864 shares                      (   395)   (   395)
                                                     -------    -------
                                                    $ 33,612   $ 28,333
                                                     =======    =======

NOTE E - CHANGES IN CAPITALIZATION

    The Company's debt to equity ratio changed from approximately 5:7 ($19.5 million:$28.3 million) as at June 30, 1994 to approximately 1:2 ($16.2 million:$22.8 million) as at December 31, 1994. This change in the Company's capitalization resulted from a combination of an increase in capital stock (approximately $5.4 million) and a decrease of approximately $3.0 million in current liabilities.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    For the first six months of fiscal 1995, the Company reported net loss of $ 123,000 on revenues of $ 8.6 million as compared to net income of $ 140,000 on revenues of $ 6.8 million for the corresponding period of the prior fiscal year. The comparative figures for fiscal 1994 have been adjusted to reflect year end adjustments.

    For the second quarter of fiscal 1995, the Company reported net loss of $ 51,000 on revenues of approximately $3.7 million, as compared to net income of $ 93,000 on revenues of approximately $3.6 million for the corresponding period for the prior fiscal year. The comparative figures for fiscal 1994 have been adjusted to reflect year end adjustments.

    The Company continues to benefit from the programs the Company set in motion in fiscal 1989; namely strict cost containment initiative, the redirecting of corporate business into more profitable enterprises within the MRI industry and the paying down of interest bearing debt.

    The Company is progressing toward the completion of its "Quad 12000" and "Quad 7000" MRI scanners, which together with other research and development projects is intended to significantly improve the Company's competitive position. The Company expects to commence sales of its "Quad" scanners in fiscal 1995. This scanner will be a highly competitive and totally new high field non-claustrophobic scanner not available in today's MRI market. The Company expects vigorous sales from this new product.

    The exceptional versatility and productivity of MRI technology creates the impetus for new uses. As a result, dramatic new features are developed and sold to the Company's customer base thereby extending the useful life of their equipment, avoiding obsolescence and minimizing capital expenditures. Upgrades consist of hardware, software and pulse sequences designed to maximize throughput while maintaining image quality and patient comfort. This income resource is considered to be a major asset of the company.

    Accordingly, during the current fiscal year, the Company has continued the program for upgrading previously installed scanners. In conjunction with this program, significant research and development programs have been continued, which emphasize the development of new features for the Company's scanner upgrade program. More specifically, products derived from the Company's new "Quad" and "Ultimate" scanners are expected to generate substantial upgrade revenue as customers upgrade their existing scanners to take advantage of the improved image quality and high speed image processing capabilities.

    Products derived from the Company's "Ultimate MR" scanner product line are expected to generate significant revenue in fiscal 1995. The Ultimate MR scanner provides improved image quality and high speed imaging at costs that are significantly less than the competition and more in keeping with the medical cost reduction demands being made by our national leaders on behalf of the public.

    In fiscal 1992, the Company began laying the ground work for increased scanner sales in foreign countries as well as domestically. Based on numerous indications of interest, meetings, sales trips abroad and negotiations, the Company is cautiously optimistic that foreign sales will produce significant revenue.

        Liquidities and Capital Resources

    At December 31, 1994, the Company's liquidity and capital resources positions changed from the June 30, 1994 position as follows:

                        December 31,         June 30,
                            1994               1994          Change
                        -------------        --------       --------
Working capital
 (deficiency)           ($ 6,358,000)     ($  7,750,000)    $ 1,392,000


    Total liabilities were reduced since June 30, 1994 by approximately $3.3 million to approximately $16.2 million.

    Although vendor and creditor payment obligations continue to run beyond normal payment terms, the Company has been able to direct its resources to maintain scanner system deliveries and to reduce its past due payment obligations.

    Since June 1989, a principal objective of the Company has been to reduce and ultimately eliminate its debt. Since the inception of the plan, interest bearing debt was reduced from $23.1 million in fiscal 1989 to $18.5 million in fiscal 1990. From June 30, 1990 through June 30, 1991, interest bearing debt was reduced by an additional $3.3 million to $15.2 million and from June 30, 1991 through June 30, 1992 interest bearing debt was reduced by an additional $3.1 million to $12.1 million. From June 30, 1992 through June 30, 1993, interest bearing debt was reduced by $2.3 million to $9.8 million, and from June 30, 1993 to June 30, 1994 by $ 3.8 million to $ 6.0 million. Continuing this program in the six months since June 30, 1994, the Company has reduced its interest bearing debt an additional $1.2 million to $ 4.8 million.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:
    In June 1990, Medical Equipment Fund II, Limited Partnership commenced an action against the Company and others in the Supreme Court of the State of New York, New York County seeking compensatory damages of $1,758,000 and punitive damages of $10,000,000. The trial was held in November 1994. At trial, the Court dismissed the case against the defendants, finding that the plaintiff had failed to make a prima facie case.

     The plaintiff had alleged that the defendants had conspired with one of the Company's former lenders to divert the proceeds of a loan made by the plaintiff to the Company's lender from its original purpose to other projects. The defendants vigorously defended the case, principally on the grounds that they were under no contractual obligation to the plaintiff and had no knowledge of any arrangements made between the plaintiff and the Company's former lender.

     There are no other material changes in litigation for the second quarter of fiscal 1995 from that described in Form 10-K for the fiscal year ended June 30, 1994.

Item 2 - Changes in Securities: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Submission of Matters to a Vote of Security Holders: None

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FONAR CORPORATION
                                     (Registrant)




Dated: March 3, 1995                 By: /s/ Raymond V. Damadian
                                        -------------------------
                                     Raymond V. Damadian
                                     President & Chairman