Form 10-Q/A
FONAR CORP
filed 1995-03-27
CIK 355019

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q/A
                             Admentment #1

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


            Class                        Outstanding at December 31, 1994
------------------------------           --------------------------------
Common Stock, par value $.0001                      34,810,973
Class B Common Stock,
  par value $.0001                                   3,194,556
Class C non-voting Common Stock,
  par value $.001                                       -0-





The Financial Data Schedule, (EX-27) is being resubmitted to correct an error in the period tag - [PERIOD].






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