Form 10-Q
FONAR CORP
filed 1995-05-23
CIK 355019

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1995         Commission File Number 0-10248



                          FONAR CORPORATION
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)



             DELAWARE                          11-2464137
--------------------------------    ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)



110 Marcus Drive     Melville, New York                 11747
------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code:     (516)  694-2929
                                                      ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X     NO
                                                    ----     ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Class                          Outstanding at March 31, 1995
--------------------------------    ---------------------------------------
Common Stock, par value $.0001                      36,410,972
Class B Common Stock,
  par value $.0001                                   3,194,556

FONAR CORPORATION AND SUBSIDIARIES
INDEX






PART I - FINANCIAL INFORMATION                                  PAGE



Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - March 31, 1995
     and June 30, 1994                                            3

   Condensed Consolidated Statements of Operations for
     the Three Months Ended March 31, 1995 and
     March 31, 1994                                               4

   Condensed Consolidated Statements of Operations for
     the Nine Months Ended March 31, 1995 and
     March 31, 1994                                               5

   Condensed Consolidated Statements of Cash Flows for
     the Nine Months Ended March 31, 1995 and
     March 31, 1994                                               6


   Notes to Condensed Consolidated Financial Statements           7



Item 2. Management's Discussion and Analysis of Financial         9
        Condition and Results of Operations



PART II - OTHER INFORMATION                                      10

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                                 March 31,    June 30,
                                                         1995         1994
                                                      (UNAUDITED)
Current Assets:                                       ----------    -------
  Cash                                                   $   542    $   577
  Accounts and notes receivable, net of allowance
    for doubtful accounts of $ 1,692                       3,309      3,045
  Accounts receivable from affiliates                        400        400
  Costs and estimated earnings in excess
    of billings on uncompleted contracts (Note C)            422        401
  Inventories (Note B)                                     2,885      2,776
  Other current assets                                     1,605      2,846
                                                           -----     ------
        Total current assets                               9,163     10,045
                                                           -----     ------
  Assets held for resale                                     598        608

Property and equipment, at cost                           15,130     15,199
  Less accumulated depreciation and amortization         (12,118)   (11,398)
                                                         --------   --------
                                                           3,012      3,801
Investment in and receivables from affiliates,
  net of allowance of $ 1,250                             21,655     19,054
Cost of acquired technology and license, patents
  and software development costs, net                      4,598      4,869
Net investment in sales-type leases                        4,802      5,816
Costs and estimated earnings in excess of billings
  on uncompleted contracts (Note C)                        7,058      2,855
Other assets                                               1,327      1,370
                                                          ------     ------
                                                        $ 52,213   $ 48,418
                                                          ======     ======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                          $   220    $   100
  Current maturities of long-term debt and
    capital lease obligations                              3,281      4,427
  Accounts payable                                         2,466      3,018
  Billings in excess of costs and estimated
    earnings on uncompleted contracts (Note C)                68          -
  Accrued expenses, customer advances and
    other current liabilities                              9,402     10,250
                                                          ------     ------
      Total current liabilities                           15,437     17,795
                                                          ------     ------
Long-term debt and capital lease obligations
  less current maturities                                  1,013      1,457
Other liabilities                                            139        201
                                                          ------     ------
                                                           1,152      1,658
                                                          ------     ------
Minority interest                                            458        632
                                                          ------     ------
Stockholders' Equity  (Note D)                            35,166     28,333
                                                          ------     ------
                                                        $ 52,213   $ 48,418
                                                          ======     ======
See notes to condensed consolidated financial statements.
<PAGE4>                               Page 4
FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                  FOR THE THREE MONTHS ENDED
                                                            MARCH 31,
                                                     ---------------------
                                                       1995         1994
                                                     --------     --------
REVENUES                                             $  3,181     $  5,017
                                                     --------     --------

COSTS AND EXPENSES:
   Cost of revenues                                     1,449        1,883
   Research and development                               735          427
   Selling, general and administrative                  2,083        1,895
                                                     --------     --------
Income (loss) from operations                        (  1,086)         812

   Other income, net                                      118          151
                                                      -------      -------
Income (loss) before provision for income taxes
  and minority interest                              (    968)         963

Provision for income taxes                                  -            -
                                                      -------      -------
Income (loss) before minority interest               (    968)         963
                                                      -------      -------
Minority interest in net loss (income) of
  subsidiary and partnership                               65            -

                                                      --------      ------
NET INCOME (LOSS)                                    $(   903)    $    963
                                                      ========      ======





Net Income per common share:
Income (loss) before minority interest                 $( .02)      $  .03
  Minority interest                                       .00          .00
                                                       ------       ------
    Net Income per common share                        $( .02)      $  .03
                                                       ======       ======


Weighted average number of common shares outstanding   39,606       32,630
                                                       ======       ======





See notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                  FOR THE NINE MONTHS ENDED
                                                           MARCH 31,
                                                     ---------------------
                                                       1995         1994
                                                     --------     --------
REVENUES                                             $ 11,759     $ 11,821
                                                     --------     --------

COSTS AND EXPENSES:
   Cost of revenues                                     5,251        5,538
   Research and development                             2,378        2,169
   Selling, general and administrative                  5,926        5,106
                                                      --------     --------
Loss from operations                                  ( 1,796)     (   992)

   Other income, net                                      597        2,094
                                                      --------     --------
Income (loss) before provision for income taxes
  and minority interest                               ( 1,199)       1,102

Provision for income taxes                                  -            -
                                                      --------     -------
Income (loss) before minority interest                ( 1,199)       1,102

Minority interest in net loss (income) of
  subsidiary and partnership                              174            -
                                                     --------      -------
NET INCOME (LOSS)                                   $(  1,025)    $  1,102
                                                     ========      =======





Net Income per common share:
  Income (loss) before minority interest               $( .03)     $  .03
  Minority interest                                       .00         .00
                                                       -------     ------
    Net Income per common share                        $( .03)     $  .03
                                                       =======     ======


Weighted average number of common shares outstanding   39,606      32,630
                                                       ======      ======






See notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                   FOR THE NINE MONTHS ENDED
                                                              MARCH 31,
                                                         -----------------
                                                          1995       1994
                                                         ------     ------
Operating activities:
 Net Income (Loss)                                     $( 1,025)  $  1,102
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Minority interest in net income (loss)              (   174)         -
    Depreciation and amortization                         1,742      1,337
    (Increase) decrease in operating assets, net:
     accounts and notes receivable, inventories,
     other current assets, costs and estimated
     earnings in excess of billings on uncompleted
     contracts and assets held for resale               ( 3,478)   (    98)
    Increase (decrease) in operating liabilities,
     net: accounts payable, accrued expenses and
     other current liabilities, billings in excess
     of costs and estimated earnings on uncompleted
     contracts and other liabilities                    ( 1,394)   ( 1,057)
                                                        --------   --------
Net cash provided by used in operating activities       ( 4,329)     1,284
                                                        --------   --------

Investing activities:
  Purchases of property and equipment,
    net of capital lease obligations                    (    31)   (   673)
  Investment in and receivables from affiliates         ( 2,601)   ( 7,139)
  Cost of acquired technology and license,
    patents and software development costs              (   751)   (   957)
                                                        --------   --------
Net cash (used by) investing activities                 ( 3,383)   ( 8,769)
                                                        --------   --------

Financing activities:
  Proceeds from borrowings, net
    of capital lease obligations                              -          -
  Repayment of borrowings and capital
    lease obligations                                   ( 1,470)   ( 2,446)
  Decrease in investment in sales-type leases               962      1,546
  Collection of principal on sales-type leases              284        538
  Issuance of common stock and warrants and
    collection of stockholder notes, net                  7,858      8,537
  (Increase) Decrease in other assets                        43    (    14)
                                                        --------   --------
Net cash provided by financing activities                 7,677      8,161
                                                        --------   --------
Increase (Decrease) in Cash                             (    35)       676

Cash at beginning of period                                 577        226
                                                        -------    -------
Cash at end of period                                   $   542    $   902
                                                        =======    =======
See notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1995

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

In the opinion of management, all adjustments (consisting of normal adjusting accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1995. For further information, refer to the Company's consolidated report on Form 10-K for the fiscal year ended June 30, 1994.

NOTE B - INVENTORIES

 The components of inventory consist of:               (000's OMITTED)
                                                     -------------------
                                                      March 31,  June 30,
                                                        1995       1994
                                                      -------    -------
 Purchased parts components and supplies              $ 2,812    $ 2,706
 Work in process                                           73         70
                                                      -------    -------
                                                      $ 2,885    $ 2,776
                                                      =======    =======

NOTE C - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts are comprised of:                (000's OMITTED)
                                                    --------------------
                                                     March 31,   June 30,
                                                       1995        1994
                                                      -------    -------
  Costs incurred on uncompleted contracts            $  4,000    $ 2,035
  Estimated earnings                                    5,027      1,886
                                                      -------    -------
                                                        9,027      3,921
  Less: billings to date                             (  1,615)   (   665)
                                                     ---------   --------
                                                     $  7,412   $  3,256
                                                     ========    ========
Uncompleted contracts have been individually netted and are reported as follows:

 Costs and estimated earnings in excess of
   billings on uncompleted contracts-short term      $    422    $   401
 Costs and estimated earnings in excess of
   billings on uncompleted contracts-long term          7,058      2,855
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                 (     68)    (    -)
                                                      -------    -------
                                                     $  7,412   $  3,256
                                                      =======    =======

NOTE D - STOCKHOLDERS' EQUITY
                                                      (000'S OMITTED)
Stockholders' Equity is comprised of:           ---------------------------
                                                  March 31,       June 30,
                                                    1995            1994
                                                -------------   -----------

Common Stock $.0001 par value; 50,000,000
shares authorized; 36,410,972 outstanding
at March 31 and 31,235,773 at June 30.              $       4   $      3

Class B Common Stock $ .0001 par value;
4,000,000 shares authorized, 3,194,556
outstanding at March 31 and at June 30.                     -          -

Class C non-voting Common Stock $.001
par value; 20,000,000 shares authorized.                    -          -

Preferred Stock $ .001 par value 10,000,000
shares authorized.                                          -          -

Additional paid-in capital                             58,222     49,818
Accumulated deficit                                   (21,366)   (20,341)
Unearned compensation                                       -          -
Notes receivable - stockholders                       ( 1,299)   (   752)
Treasury stock - 108,864 shares                       (   395)   (   395)
                                                      -------    -------
                                                     $ 35,166   $ 28,333
                                                      =======    =======


NOTE E - CHANGES IN CAPITALIZATION

    The Company's debt to equity ratio changed from approximately 5:7 ($19.5 million:$28.3 million) as at June 30, 1994 to approximately 1:2 ($16.6 million:$35.2 million) as at March 31, 1995. This change in the Company's capitalization resulted from a combination of an increase in capital stock (approximately 8.4 million) and a decrease of approximately $2.3 million in current liabilities.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    For the first nine months of fiscal 1995, the Company reported a net loss of $1.0 million on revenues of $11.8 million as compared to net income of $1.1 million on revenues of $11.8 million for the corresponding period of the prior fiscal year.

    For the third quarter of fiscal 1995, the Company reported a net loss of $903,000 on revenues of approximately $3.2 million, as compared to a net income of $963,000 on revenues of approximately $5.0 million for the corresponding period for the prior fiscal year. The principal reason for the third quarter loss in 1995 is the lower revenue. The Company does not see a long-term trend in these results. Additionally, the Company anticipates increased revenue as a result of it's patent infringement lawsuit (see Part II, Item 1, Legal Proceedings). The comparative figures for fiscal 1994 have been adjusted to reflect year end adjustments.

    The Company continues to benefit from the programs the Company set in motion in fiscal 1989; namely strict cost containment initiatives, the redirecting of corporate business into more profitable enterprises within the MRI industry and the paying down of interest bearing debt.

    The Company has received FDA approval for its "Quad 7000" MRI scanner and has commenced selling. The Company is awaiting FDA approval for its "Quad 12000" MRI scanner. These products, together with other research and development projects are intended to significantly improve the Company's competitive position. The Quad scanners will be highly competitive and totally new non-claustrophobic scanners (high field in the case of the Quad 12000) not available in today's MRI market. The Company expects vigorous sales from these new products.

    The exception versatility and productivity of MRI technology creates the impetus for new uses. As a result, dramatic new features are developed and sold to the Company's customer base thereby extending the useful life of their equipment, avoiding obsolescence and minimizing capital expenditures. Upgrades consist of hardware, software and pulse sequences designed to maximize throughput while maintaining image quality and patient comfort. This income resource is considered to be a major asset of the Company.

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

    Products derived from the Company's scanner product line are expected to
generate significant revenue in fiscal 1995.   The Quad and Ultimate MRI
scanners provide improved image quality and high speed imaging at costs that are significantly less than the competition and more in keeping with the medical cost reduction demands being made by our national leaders on behalf of the public.


    In fiscal 1992, the Company began laying the ground work for increased
scanner sales in foreign countries as well as domestically.   Based on
numerous indications of interest, meetings, sales trips abroad and negotiations, the Company is cautiously optimistic that foreign sales will produce significant revenue.

                  Liquidities and Capital Resources

     At March 31, 1995, the Company's liquidity and capital resources positions changed from the June 30, 1994 position as follows:

                          March 31,          June 30,
                            1995               1994          Change
Working capital         -------------       ----------      ----------
 (deficiency)           ($ 6,274,000)     ($ 7,750,000)     $1,476,000

    Total liabilities were reduced since June 30, 1994 by approximately $2.9 million to approximately $16.6 million.

    Although vendor and creditor payment obligations continue to run beyond normal payment terms. The Company has been able to direct its resources to maintain scanner system deliveries and to reduce its past due payment obligations.

    Since June 1989, a principal objective of the Company has been to reduce and ultimately eliminate its debt. Since the inception of the plan, interest bearing debt was reduced from $23.1 million in fiscal 1989 to $18.5 million in fiscal 1990. From June 30, 1990 through June 30, 1991, interest bearing debt was reduced by an additional $3.3 million to $15.2 million and from June 30, 1991 through June 30, 1992 interest bearing debt was reduced by an additional $3.1 million to $12.1 million. From June 30, 1992 through June 30, 1993, interest bearing debt was reduced by $2.3 million to $9.8 million, and from June 30, 1993 to June 30, 1994 by $3.8 million to $6.0 million. Continuing this program in the nine months since June 30, 1994, the Company has reduced its interest bearing debt an additional $1.5 million to $4.5 million.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

General Electric Company and Hitachi

    On September 2, 1992, the Company filed an action against General Electric Company ("General Electric"), Hitachi Ltd. ("Hitachi") and other defendants for patent infringement in the United States District Court for the Eastern District of New York. (FONAR Corporation and Dr. Raymond V. Damadian v. Hitachi Ltd. et. al. Civil Action No. 92-4126). In its suit, the Company alleged that five of its patents were being infringed. The defendants contested FONAR's claims, and Hitachi counterclaimed, alleging infringement by FONAR of two of its patents.

    In April 1995 FONAR reached a settlement with Hitachi Ltd. and related defendants.

    On May 19, 1995, the jury rendered a verdict in FONAR's favor against General Electric on the two patents being asserted by FONAR against General Electric. The two patents are the first MRI patent, issued in 1974 (Apparatus and Method for Detecting Cancer in Tissue, 2/5/74, U.S. Patent # 3,789,832) and the Multi-Angle Oblique patent (Apparatus and Method for Multiple Angle Oblique MRI, 10/3/89, U.S. Patent # 4,871,966).

    Further proceedings to determine the amount of damages recoverable by FONAR as a result of the infringement of the two patents are expected to commence during the week of May 22, 1995.

    FONAR is also seeking an injunction against further infringement of its Multi-Angle Oblique patent (No. 4,871,966) by General Electric Company.

Kivitz and Rad-Sonic

    On March 4, 1987, Philip B. Kivitz, M.D. and Rad-Sonic Diagnostic Medical Clinics, Inc., filed a complaint against Advanced Medical Diagnostics Corporation ("AMD"), FONAR, Raymond V. Damadian and others in the San Francisco County Superior Court (Case Action No. 870407). AMD is a subsidiary of FONAR. In January 1993, the case went to trial and the jury returned a verdict of $880,000 against AMD and $120,000 against FONAR. (In his complaint, Dr. Kivitz had claimed $10,000,000 in compensatory damages and $10,000,000 in punitive damages). On June 17, 1993, the Court granted FONAR's and AMD's motion for judgment notwithstanding the verdict, thereby vacating the entire award against both FONAR and AMD. The plaintiffs appealed the Court's granting of judgment notwithstanding the verdict. On February 27, 1995, the appellate court affirmed the lower court's judgment notwithstanding the verdict as to FONAR, but reversed the judgment as to AMD. As a result, the trial court's determination that the plaintiffs could not recover against FONAR was upheld, but the jury verdict of $880,000 against AMD was reinstated. AMD filed a petition for review with the California Supreme Court. AMD's petition was denied on May 17, 1995.

Summit, Rovins and Feldesman

    On April 3, 1990, Summit, Rovins and Feldesman commenced an action in the Supreme Court of the State of New York, County of New York against the Company and its President, Raymond V. Damadian. The complaint alleges unpaid fees for legal services and disbursements in the amount of $664,371.65. The Company is contesting the plaintiff's claims as excessive and improper charges for legal services, and has asserted various defenses and a counterclaim of $100,000 for a refund of fees. The plaintiff made a motion for summary judgment which was granted as to the existence of liability but denied as to the amount. Dr. Damadian's cross-motion to dismiss the action against him personally was granted. Both parties appealed the court's decisions. On March 9, 1995, the appellate court reversed the granting of summary judgment against FONAR. The appellate court also upheld the dismissal of the action against Dr. Damadian personally. The case is in discovery.


Myheal Technologies

    In January, 1991, Myheal Technologies and a former employee commenced an action against FONAR in the United States District Court for the Eastern District of New York (Index No. 91 CIV 0204). The amount claimed was $5,000,000 in damages and $5,000,000 in punitive damages. The claim arose out of an alleged breach of an agreement between the Company and a former research and development employee of the Company. A jury verdict rendered in December 1993 against the Company for $1,150,000 was set aside, and a second trial was ordered and held. On March 24, 1995, the jury rendered a verdict in favor of the plaintiffs in the amount of $250,000. On April 21, 1995, the Company made a motion for judgment as a matter of law dismissing the plaintiffs' claims. In the alternative the Company has requested a new trial or reduction of damages. The Company's motion is scheduled to be argued on June 2, 1995.

Item 2 - Changes in Securities:  None

Item 3 - Defaults Upon Senior Securities:  None

Item 4 - Submission of Matters to a Vote of Security Holders:

    The Company's annual meeting of shareholders was held on April 3, 1995. At the meeting, the stockholders reelected the sitting Board of Directors, Raymond V. Damadian, Claudette Chan, Robert Janoff and Herbert Maisel. The stockholders also approved a recapitalization proposal, the creation of a new class of preferred stock to be issued to holders of the Company's Common Stock as a stock dividend, a stock bonus plan and two stock option plans, and the selection of Tabb, Conigliaro & McGann, P.C. as the Company's auditors for fiscal 1995.

Item 5 - Other Information:  None

Item 6 - Exhibits and Reports on Form 8-K:  None

M-2460

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FONAR CORPORATION
                                     (Registrant)




Dated: May 22, 1995                  By: /s/ Raymond V. Damadian
                                     Raymond V. Damadian
                                     President & Chairman