Form 10-K
period 1995-06-30
FONAR CORP
filed 1995-11-13
CIK 355019

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                       _____________________

                            FORM 10-K
                       _____________________

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

           For the fiscal year ended June 30, 1995

                                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934 [No Fee Required]
      For the transition period from _____________ to _____________

                   Commission File No. 0-10248
                        _______________________

                        FONAR CORPORATION
      (Exact name of registrant as specified in its charter)

       DELAWARE                                  11-2464137
(State of incorporation)                     (IRS Employer Iden-
                                             tification Number)

110 Marcus Drive, Melville, New York               11747
(Address of principal executive offices)         (Zip Code)

                          (516) 694-2929
       (Registrant's telephone number, including area code)
                        _____________________

Securities registered pursuant to Section 12(b) of the Act:
                               None

Securities registered pursuant to Section 12(g) of the Act:
             Common Stock, par value $.0001 per share
                         (Title of Class)
__________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No _______

As of September 15, 1995, 39,073,197.5 shares of Common Stock and 3,193,456 shares of Class B Common Stock of the registrant were outstanding. The aggregate market value of the approximately 36,447,799 shares of Common Stock held by non-affiliates as of such date (based on the bid price per share on September 15, 1995 as reported on the NASDAQ System) was approximately $116,177,359.30. The Class B Common Stock does not have a readily determinable market value.

               Documents Incorporated by Reference
                               None

Item 1.  Business.

General

       FONAR Corporation (the "Company" or "FONAR") is a Delaware corporation which was incorporated on July 17, 1978. The
Company's address is 110 Marcus Drive, Melville, New York 11747 and its telephone number is (516) 694-2929.

       FONAR is the originator of the iron-core non-superconductive and permanent magnet technology and is engaged in the business of designing, developing, manufacturing, marketing and servicing magnetic resonance imaging ("MRI" or "MR") scanners which utilize that technology for the detection and diagnosis of human disease. FONAR's iron frame technology made FONAR the originator of "open" MRI scanners. FONAR introduced the first "open" MRI in 1980 and maintained its "open" design ever since.

       The Company's principal products are its new "Quad" series of MRI scanners. On October 5, 1993, the Company unveiled the "Quad 12000TM" MR scanner, which utilizes a 6000 gauss iron core electromagnet and is accessible from four sides. The Quad 12000 was the first "open" MR scanner above low field (above 600 gauss). Shortly thereafter, on March 1, 1994, FONAR unveiled the "Quad 7000TM," which is similar in design to the Quad 12000 but utilizes a smaller 3,500 gauss electromagnet.

         FONAR received FDA approval to market the Quad 7000 in April, 1995 and presently is awaiting FDA approval for the Quad
12000.

         In 1990 the Company introduced the Ultimate 7000TM scanner, which was its principal product prior to the introduction of the Quad scanners. The QuadTM and Ultimate TM scanners are revolutionary new MR scanning products representing the culmination of years of total company wide effort to design and construct the "Ultimate MR" scanner product line. These products replaced the Company's traditional principal products, the Beta 3000TM scanner (which utilizes a permanent magnet) and the Beta 3000MTM scanner (which utilizes an iron core electromagnet). All of the Company's scanners create cross-sectional images of the human body.


Recent Developments and Overview.

         The "Quad" scanners are unique MR scanners in that four sides are open, thus allowing access to the scanning area from four vantage points. Equipped with up to four beds, the user is able to prep one or more "on deck" patients while another patient is being scanned, thereby increasing throughput and reducing scan prices. The starshaped open design of the Quad will also make possible a host of new applications, particularly MRI mammography and MRI directed surgery (Interventional MRI).

         With the Quad's multi-bed patient handling system, many more short scan procedures such as those used in breast imaging can be done in a day, allowing the price of MRI mammography to drop without reducing the scanner's revenue-generating capacity. At the same time, there is not the painful compression of the breast characteristic of X-ray mammography.

         MRI directed surgery (laproscopic surgical procedures) is made possible by the Quad's ability to supply images to a monitor positioned next to the patient, enabling a surgeon to view in process surgical procedure from an unlimited number of vantage points.

         The vertical patient space in the Quad has been increased by nearly 50%, which is important not only for comfort, but diagnostically, by permitting the utilization of the Company's software for the taking of "moving scans." Those "moving scans" or "CINE," enable the physician to observe the scanned body part (e.g., knee, neck and elbow) in motion. The Quad enables a full range of motion studies that cannot be completely performed in the claustrophobic cylindrical tubes of today's superconductive magnets.

         The Quad 7000, utilizing a 3500 gauss iron core electro magnet, is envisioned by the Company as an economical solution to the rising cost of medicine. Priced at $650,000, the Company expects the Quad 7000 to be a success in the market, not only with first time buyers but with users who must now replace their obsolete MRI equipment.

         The Quad 12000 scanner will utilize a 6000 gauss (.6 Tesla field strength) iron core electromagnet. The greater field strength of the 6000 gauss magnet, when enhanced by the electronics already utilized by the Company's scanners, produces images of a quality and clarity competitive with high field superconductive magnets. The Quad 12000 scanner magnet is the highest field "open MRI" in the industry.

         As a result of these new products and other research and development, the Company is positioning itself to dramatically in crease sales and improve its competitive position in the marketplace.

         In tandem with new product and software developments, the Company has been strengthening and continues to strengthen its legal position for the purpose of protecting its proprietary technology as well as other interests. The Company does not intend to permit its competitors and would-be competitors to capitalize, to the detriment of the Company, on its inventions and exhaustive research and development efforts, as the Company believes has happened in the past.

         On September 2, 1992, the Company filed a patent infringement suit against Hitachi Ltd., General Electric Company and others in the United States District Court for the Eastern District. In April, 1995, the Company reached a settlement with Hitachi Ltd. and related defendants. In May, 1995, the jury rendered a verdict in FONAR's favor against General Electric Company. In October, 1995, the Court awarded FONAR judgment of $62 million, plus interest and issued an injunction (stayed pending appeal) enjoining General Electric from future violations of Fonar's Multi-Angle Oblique (MAO)TM patent.

         Following its favorable jury verdict against General Electric Company, FONAR filed patent infringement suits against Siemens Medical Systems, Inc., Siemens, AG, Philips Electronics, NV, Philips Medical Systems, Inc. and Philips Electronics North America Corporation. The patents sought to be enforced against both defendants include the Multi-Angle Oblique improvement patent (U.S. Patent No. 4,871,966 entitled "Apparatus and Method for Multiple Angle Oblique Magnetic Resonance Imaging").

         The Company is optimistic about sales of its new scanner products. At September 1, 1995, the Company's backlog of unfilled orders had increased to $4.0 million as compared to $1.5 million at September 1, 1994. To further promote product recognition and sales, FONAR will attend the RSNA (Radiological Society of North America) trade show in November 1995 to exhibit its new products. The RSNA is the leading trade show in the MRI industry. Approximately 25,000 radiologists, who are among the principal groups to whom the Company directs its marketing efforts, are expected to attend to view MRI industry's most current product developments.

         The Company is actively seeking to promote foreign sales, thus enhancing America's competitive position as well as its own. Since commencing its current foreign sales program, the Company has sold scanners in Korea, Mexico and Poland. Based on numerous indications of interest, meetings, sales trips abroad and negotia tions, the Company is cautiously optimistic that foreign sales will produce significant revenues in fiscal 1996 and/or 1997, depending on timing of orders and completion of projects.

         The Company believes there are and will be significant market opportunities abroad, particularly in Asia and Eastern
Europe.


Products Offered

         Both the "Quad" and "Ultimate" scanners are entirely new products. The Quad 12000 and Quad 7000 utilize 6000 gauss and 3500 gauss iron core electromagnets respectively, and the Ultimate 7000 utilizes a 3500 gauss electromagnet. In addition to the patient comfort, increased throughput and new applications (such as MRI directed surgery and MRI mammography) made possible by the Quad scanners' open design, the Quad 7000 is designed to maximize image quality through an optimal combination of signal-to-noise (S/N) and contrast-to-noise (C/N) ratios. The technical improvements realized in the Quad's design over its predecessors also include increased image-processing speed and diagnostic flexibility.

         The principal difference between the Quad 7000 and other open MRI scanners is in field strength. Other open MRIs operate at significantly lower magnetic field strengths and, therefore, are unable to produce the amount of MRI image-producing signal necessary to make high-quality MRI images (measured by signal-to-noise ratios, S/N). The Quad 7000 operates at 3500 gauss, over five times as powerful as some of the others.

         Maximal S/N is achieved when the direction of the magnetic field and the direction of the receiving coil axis are perpendicular to one another, as is the case with the Quad scanners. The orientation of the magnetic field is vertical and when combined with any one of Fonar's array of solenoidal (wrap-around) surface coils, the Quad 7000 produces as much S/N as a supercon MRI at twice the field strength. So that prospective buyers can make an accurate comparison, the number 7000 is used to describe the S/N equivalency of the Quad 7000 to 7000-gauss superconductive machines.

         Several technological advances have been engineered into the Quad 7000 for extra improvements in S/N, including: new high-S/N Organ SpecificTM receiver coils; new ceramic magnet poles that provide advanced eddy-current control; new advanced front-end electronics featuring high-speed, wide-dynamic-range analog-to-digital conversion and a miniaturized ultra-low-noise pre-amplifier; high-speed automatic tuning, bandwidth-optimized pulse sequences, multi-bandwidth sequences, and off-center FOV imaging capability.

         In addition to the signal-to-noise ratio, however, the factor that must be considered when it comes to image quality is contrast, the quality that enables reading physicians to clearly distinguish adjacent, and sometimes minute, anatomical structures. This quality is measured by contrast-to-noise ratios (C/N).
Unlike S/N, which increases with increasing field strength, relaxometry studies have shown that C/N peaks in the mid-field range and actually falls off precipitously at higher field strengths. At 3500 gauss, the Quad 7000 operates squarely in the mid-field range and, therefore, enjoys the winning combination of abundant S/N and C/N, making its images second to none.

         The Quad 7000's state-of-the-art electronics package features five computer processors performing parallel processing. Its incomparable speed is demonstrated by its ability to scan and reconstruct images simultaneously and its ability to reconstruct a 256x256 image in 0.7 seconds, the fastest of any MRI scanner on the market.

         The Quad 7000 provides various features allowing for versatile diagnostic capability. For example, SMARTTM scanning allows for same-scan customization of up to 63 slices, each slice with its own thickness, resolution, angle and position. This is an extremely valuable feature for scanning parts of the body that include small-structure sub-regions requiring finer slice parameters. There's also Evolving ImagesTM, Multi-Angle Oblique
(MAO)TM imaging, and oblique imaging.

         Because of the openness of the Quad 7000 and FONAR's coil development and CINE, Quad 7000 users can plan on adding the works-in-progress CINE-FLEXTM option to their scanners. CINE-FLEXTM is a set of specialized coils and matching fixtures that enable full-range CINEs of the knee, shoulder, C-spine, L-spine and TMJ - an impossibility with supercon MRIs.

         The Quad 7000 console includes a mouse-driven, multi-window interface for easy operation and a 19-inch, 1280x1280-pixel, 20-up, high-resolution image monitor with features such as electronic magnifying glass and real-time, continuous zoom and pan.

         The Quad MR scanner is a top-down new design in computer architecture and high speed image processing that incorporate the latest state-of-the-art chip technology. The time to construct an image, for example, has been reduced from 12 seconds per image to
0.7 seconds.

         The Beta 3000 initiated the Company's product line and resulted in over 150 worldwide FONAR installations to date. The effort to achieve the Quad and the Ultimate product line represented a company-wide aspiration to seize the opportunity to incorporate into the Company's product line all of the desirable features FONAR had learned since it opened the industry in 1980. The facility of these features have been achieved in FONAR's "Quad" and "Ultimate" MR machines.


Markets and Marketing

         The principal markets for the "Quad" and "Ultimate" scanners are hospitals and private scanning centers, the same as for the Beta 3000 and Beta 3000M. In particular, the Company regards its existing customers as potential purchasers of its new products. The Company has conducted its marketing in the United States through its own sales network and internationally through selected distributors. Direct domestic marketing is accomplished through field solicitation of potential users by Company personnel. The Company intends to make greater use of independent sales representatives and distributors working on a commission basis.

         In addition, the Company plans to attend the trade show held by the Radiological Society of North America ("RSNA") in Chicago in November 1995, where it will exhibit its new products. The RSNA trade show is held annually and is attended by most manufacturers of MRI scanners. Attendance in 1995 is expected to reach nearly 60,000, including 25,000 radiologists. Radiologists are among the principal groups to whom the Company directs its marketing.

         The Company plans to direct its marketing efforts to meeting the increasing demand for low price MRI. To date, the increased pressure for lower scanning prices has come largely from preferred provider organizations, health maintenance organizations and other private sector group plans and stricter insurance requirements, but government mandated health care reform is also under consideration.

         To meet this demand, the Company has set a base price of $650,000 for the Quad 7000 scanner. In addition to reducing the health care provider's equipment cost, the Quad 7000 scanner's improved image processing speed and extra-bed(s) option (allowing patients to be prepped while another patent is being scanned) would enable the provider to increase patient volume and further reduce per scan costs.

         The reduced per scan costs will enable the Company to promote the Quad 7000 for short scan procedures such as MRI mammograms. MRI mammograms have the advantage over traditional x-rays of involving no radiation, and an MRI breast scan can be taken in most cases through ordinary street clothes without any painful compression.

         The Company also will also seek to introduce new MRI applications for the Quad scanners such as MRI-directed surgery and head-to-toe MRI preventive screening.

         See "Note 9 to Notes to Consolidated Financial
Statements" for the percentage of foreign sales as in relation to the Company's total revenues.


Service and Upgrades

         The Company regards its customer base of over 100 scanners installed or in the process of being installed as a major asset. It has been and will continue to be a significant source of income, independent of direct sales.

         Income is generated from the installed base in two principal areas namely, service and upgrades. Service and maintenance revenues from the Company's installed base were approximately $7.7 million in fiscal 1994 and $6.6 million in fiscal 1995. The decrease in fiscal 1995 is principally the result of the retirement of old scanners.

         Substantial upgrades income, which is new to the medical instrument industry, originates in the exceptional versatility and productivity of the MRI technology. New medical uses for the technology are constantly being discovered. Dramatic new features can often be added to the scanner by the implementation of little more than versatile new software packages. Such enhancements are attractive to the end users because they extend the useful life of the equipment and enable the user to avoid obsolescence and the expense of having to purchase new equipment.


MRI Scanning Centers

         The Company's subsidiary, Advanced Medical Diagnostics
Corporation ("AMD") was formed to organize and supervise, as the general partner, limited partnerships which have established diagnostic centers to operate MRI scanners.

         Since its inception, AMD has formed four limited partnerships either as the managing general partner or as co-general partner. The partnerships to date have not generated significant distributions to AMD.

         AMD's interests in these four limited partnerships were sold to related parties during the 1994 fiscal year. (See Certain Relationships and Related Transactions.) No new AMD sponsored partnerships have been formed since 1986 and none are presently contemplated. Earlier changes in the Internal Revenue Code and recent regulations concerning self-referrals (see "Government Regulations") have worked against the utilization of syndicated limited partnerships as a vehicle for financing and operating MRI centers.


Research and Development

         During the fiscal year ended June 30, 1995, the Company
incurred expenditures of $3,508,101 ($151,981 of which was
capitalized) on research and development, as compared to
$3,604,785
($687,551 of which was capitalized) and $3,119,898 ($938,926 of which was capitalized) incurred during the fiscal years ended June 30, 1994 and June 30, 1993, respectively.

         Research and development activities have focused, in large part, on the development and enhancement of the Company's "Quad" MR scanners and on the continued enhancement of the Ultimate and Beta 3000 and Beta 3000M products. The "Quad" and "Ultimate" scanners involved significant software and hardware development as the new products represented entirely new hardware design and architecture requiring a complete new operating software system. Most recently, the Company's research activity has centered on developing a multitude of new features for the Quad series scanners made possible by the Quad's high speed processing power.


Backlog

         The Company's backlog of unfilled orders at September 1, 1995 increased to approximately $ 4.0 million, as compared to $1.5
million at September 1, 1994.   Of these amounts, approximately
$2.4 million and $925,000 had been paid to the Company as customer advances as at September 1, 1995 and September 1, 1994, respectively. It is expected that the existing backlog of orders will be filled within the current fiscal year. The Company's contracts generally provide that if a customer cancels an order, the customer's initial down payment for the MRI scanner is nonrefundable.


Patents and Licenses

         There are currently numerous foreign and domestic patents in effect which relate to the technology and components of the MRI scanners, some of which are registered in the name of the Company and others which are registered in the name of Dr. Raymond V. Damadian, the President and principal stockholder of the Company. The Company believes that these patents, which expire at various times from 1999 to 2009, and the know-how it developed, are material to its business.

         Dr. Damadian has granted an exclusive world-wide license to the Company to make, use and sell apparatus covered by certain domestic and foreign patents relating to his MRI technology. The license continues until the expiration of the last patent included within the licensed patent rights, but is terminable earlier, at the option of Dr. Damadian, if he is removed from his position as Chairman of the Board or President of the Company without his consent, or if any stockholder or group of stockholders acting in concert becomes the beneficial owner of Company securities having voting power equal to or greater than the voting power of the securities held directly by him, his executors, administrators, successors or heirs. The agreement can also be terminated by Dr. Damadian upon the commission of an act of bankruptcy by the Company. If Dr. Damadian is unable to serve the Company by reason of his death or disability, the license agreement will remain in effect.

         One of the patents, issued in the name of Dr. Damadian and covered by said license, is United States patent No. 3,789,832, Apparatus and Method for Detecting Cancer in Tissue (the "1974 Patent"). The development of the Beta 3000 was based upon the 1974 Patent, and Management believes that the 1974 Patent was the first of its kind to utilize MR to scan the human body and to detect cancer. The 1974 Patent was extended beyond its original 17-year term and expired in February, 1992.

         The Company has significantly enhanced its patent position within the industry and now possesses a substantial patent portfolio which provides the Company, under the aegis of United States patent law, "the exclusive right to make, use and sell" many of the scanner features which FONAR pioneered and which are now incorporated in most MRI scanners sold by the industry. The patents further enhance Dr. Damadian's pioneer patent (the 1974 Patent), that initiated the MRI industry and provided the original invention of MRI scanning.

         The Company has entered into a cross- licensing agreement (utilizing other than FONAR's MRI technology) with another entity to use prior art developed for nuclear magnetic resonance technology and has entered into a license to utilize the MRI technology covered by the existing patent portfolio of a patent holding company.


Enforcement Litigation

         On September 2, 1992, the Company commenced legal action to enforce its patent rights, filing suit against Hitachi Ltd., General Electric Company and others in the United States District Court for the Eastern District of New York. Prior to trial in April 1995, FONAR settled with Hitachi. On May 26, 1995 the jury rendered a verdict against General Electric Company awarding FONAR $110,575,000 for infringement of its multi-angle oblique patent (Apparatus and Method for Multiple Angle Oblique MRI, 10/3/89, U.S. Patent No. 4,871,966) and Dr. Damadian's pioneer cancer detection patent (Apparatus and Method for Detecting Cancer in Tissue, 2/5/74, U.S. Patent No. 3,789,832). On October 6, 1995,
the Court announced its decisions on the parties' respective post-trial motions, awarding FONAR $62 million and an injunction (stayed pending appeal) on the multi-angle oblique patent (U.S. Patent No. 4,871,966). Although finding that the cancer detection patent was valid (U.S. Patent No. 3,789,832), the Court overturned the jury's determination that General Electric Company's MRI scanners infringed the patent. Both the Company and General Electric Company plan to appeal. The Company is represented by Robins, Kaplan, Miller and Ciresi, the Minneapolis based national law firm that represented Honeywell in its lawsuit against Minolta for infringement of Honeywell's autofocus patents.

         Following the rendering of the jury's verdict in favor of FONAR against General Electric Company, the Company, represented by Robins, Kaplan, Miller and Ciresi, filed suits against Siemens Medical Systems, Inc., Philips Electronics North America Corporation and related parties for infringement of FONAR's multi-angle oblique patent, Dr. Damadian's pioneer cancer detection patent and, in the case of Siemens Medical Systems, Inc., two additional MRI improvement patents.

         The Company believes that it has achieved a significant milestone in protecting and enforcing its proprietary rights in its lawsuit against General Electric Company, and having pioneered the establishment and development of the medical MRI scanning industry, the Company intends to take the steps necessary to enforce its rights and protect its proprietary technology against other infringers as well. (See "Litigation.")


Competition

    MRI Scanners

         A majority of the MRI scanners in use in hospitals and outpatient facilities and at mobile sites in the United States are based on superconductive magnet technology while the balance are based on non-superconductive magnet technology. FONAR's non-superconductive MRI scanners are competing principally with superconductive scanners.

         FONAR believes that its MRI scanners have significant advantages as compared to the superconductive scanners. These advantages include:

         1. There is no fringe magnetic field. Super conductive scanners require a more expensive shielded room than is required for the non-superconductive scanners. The shielded room required for the non-superconductive scanners is intended to prevent interference from external radio frequencies.

         2. Do not require costly coolants (liquid nitrogen and liquid helium) or highly complex technology to handle them.

         3. Are more open, quiet and in the case of the Quad scanners allow for faster throughput of patients.

         4.  Require smaller space to install.

         5.  Annual operating costs are lower.

         6.  The set-up and disconnect time for a Mobile
 Scanner is shorter than for a mobile superconductive scanner.

         7. Can scan the trauma victim, the cardiac arrest patient, the respirator-supported patient, and premature and newborn babies. This is not possible with superconductive scanners because their magnetic field interferes with conventional life-support equipment.

         FONAR faces competition within the MRI industry from such firms as General Electric Company; Picker International, which is a Division of General Electric Company PLC, of England; Elscint Ltd; Philips N.V.; Toshiba Corporation, Hitachi Corporation, Shimadzu Corporation and Siemens A.G. Most competitors have marketing and financial resources more substantial than those available to the Company and have in the past, and may in the future, heavily discount the sales price of their scanners.

    Other Imaging Modalities

         FONAR's MRI scanners also compete with other diagnostic imaging systems, all of which are based upon the ability of energy waves to penetrate human tissue and to be detected by either photographic film or electronic devices for presentation of an image on a television monitor. Three different kinds of energy waves - x-ray, gamma and sound - are used in medical imaging techniques which compete with MRI medical scanning, the first two of which involve exposing the patient to potentially harmful radiation.

         X-rays are the most common energy source used in imaging the body and are employed in three imaging modalities:

         1. Conventional x-ray systems, the oldest method of imaging, are typically used to image bones and teeth. The image resolution of adjacent structures that have high contrast, such as bone adjacent to soft tissue, is excellent, while the discrimination between soft tissue organs is poor because of the nearly equivalent penetration of x-rays.

         2. Computerized Tomography ("CT") systems couple computers to x-ray instruments to produce cross-sectional images of particular large organs or areas of the body. The CT scanner addresses the need for images, not available by conventional radiography, that display anatomic relationships spatially. However, CT images are generally limited to the transverse plane and cannot readily be obtained in the two other planes (sagittal and coronal). Improved picture resolution is available at the expense of increased exposure to x-rays from multiple projections. Furthermore, the pictures obtained by this method are computer reconstructions of a series of projections and, once diseased tissue has been detected, CT scanning cannot be focused for more detailed pictorial analysis or obtain a chemical analysis.

         3. Digital radiography systems add computer image processing capability to conventional x-ray systems. Digital radiography can be used in a number of diagnostic procedures which provide continuous imaging of a particular area with enhanced image quality and reduced patient exposure to radiation.

         Nuclear medicine systems, which are based upon the detection of gamma radiation generated by radioactive pharmaceuticals introduced into the body, are used to provide information concerning soft tissue and internal body organs and particularly to examine organ function over time.

         Ultrasound systems emit, detect and process high frequency sound waves reflected from organ boundaries and tissue interfaces to generate images of soft tissue and internal body organs. These systems have comprised one of the most rapidly growing modalities during recent years due to an increasing number of procedures for established applications, as well as the expansion of ultrasound into new applications. Although the images are substantially less detailed than those obtainable with x-ray methods, ultrasound is generally considered harmless and therefore has found particular use in imaging the pregnant uterus.

         X-ray machines, ultrasound machines, digital radiography systems and nuclear medicine compete with the MRI scanners by offering significantly lower price and space requirements. However, FONAR believes that the quality of the images produced by its MRI scanners is generally superior to the quality of the images produced by those other methodologies.

         FONAR believes that the introduction of its Quad 7000 scanner will enable MRI users to compete on the basis of cost, as well as quality, with those methodologies, thereby expending the range of economically feasible MRI applications and demand for FONAR's products. In addition, only MRI scanners and ultrasound systems do not produce harmful ionizing radiation.


Government Regulation

         Under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, all medical devices are classified by the Food and Drug Administration (the "FDA") into one of three classes. A Class I device is subject only to certain controls, such as labeling requirements and manufacturing practices; a Class II device must comply with certain performance standards established by the FDA; and a Class III device must obtain pre-market approval from the FDA prior to commercial marketing. The Company received approval to market its Beta 3000 and Beta 3000M scanners as Class III devices on September 26, 1984. On July 28, 1988, the Magnetic Resonance Diagnostic Device which includes MR Imaging and MR Spectroscopy was reclassified by the FDA to Class II status. On June 25, 1992, the Company received FDA approval to market the Ultimate Magnetic Resonance Imaging Scanner as a Class II device, and on April 10, 1995, the Company received FDA approval to market its latest product, the Quad 7000, as a Class II device. The Company presently is awaiting FDA approval to market the Quad 12000.

         The FDA has authority to conduct detailed inspections of manufacturing plants, to establish "good manufacturing practices" which must be followed in the manufacture of medical devices, to require periodic reporting of product defects and to prohibit the exportation of medical devices that do not comply with the law.

         Effective November 22, 1985, the Department of Health and
Human Services authorized reimbursement of MRI scans under the Federal Medicare program. In addition, most private insurance companies have authorized reimbursement for MRI scans.

         Proposed and enacted legislation at the State and Federal levels has restricted referrals by physicians to medical and diagnostic centers in which they or their family members have an interest. In addition, regulations have been adopted by the Secretary of Health and Human Services which provide limited "safe harbors" under the Medicare Anti-Kickback Statute. These safe harbors describe payments and transactions which are permitted between an entity receiving reimbursement under the Medicare program and those having an interest in or dealings with the entity. Although the Company cannot predict the overall effect of the adoption of these regulations on the medical equipment industry, the use and continuation of limited partnerships (where investors may be referring physicians) to own and operate MRI scanners could be greatly diminished.


Employees

         As of September 1, 1995, the Company employed 165 persons on a full-time basis. Of such employees, 10 were engaged in marketing and sales, 26 in research and development, 47 in manufacturing, 47 in customer support services, and 35 in administration.

Item 2.  Properties

         The Company leases approximately 93,240 square feet of office and plant space at its principal office in Melville, New York and at one other location in Farmingdale, New York at a current aggregate rental rate of approximately $671,000, excluding utilities, taxes and other related expenses. The terms of the various leases extend through 1997. Management believes that these premises are adequate for its current needs.



Item 3.  Legal Proceedings

         On September 2, 1992, the Company filed an action against General Electric Company, ("General Electric"), Hitachi Ltd. ("Hitachi") and other defendants for patent infringement in the United States District Court for the Eastern District of New York seeking injunctive relief and damages. (FONAR Corporation and Dr. Raymond V. Damadian v. Hitachi Ltd. et. al. Civil Action No. 92-4196). The defendants contested the Company's claims, and Hitachi counterclaimed, alleging infringement by the Company of two of its patents. In April, 1995, prior to the commencement of trial FONAR and Hitachi settled. On May 26, 1995, the jury rendered a verdict against General Electric Company awarding FONAR $110,575,000 for infringement of two of its patents: United States Patent Number 3,789,832 entitled "Apparatus and Method for Detecting Cancer in Tissue" and United States Patent Number 4,871,966 entitled "Apparatus and Method for Multiple Angle Oblique Magnetic Resonance Imaging." Subsequent to the verdict General Electric made motions to the Court to enter judgment as a matter of law in its favor and against FONAR with respect to both patents notwithstanding the jury's verdict. FONAR made a motion to the Court for an injunction restraining General Electric Company from using the multi-angle oblique imaging technology covered by U.S. Patent No. 4,871,966. On October 6, 1995 the Court announced its decision. In its decision, the Court awarded FONAR $62 million in damages against General Electric for direct infringement of U.S. Patent No. 4,871,966 (Multiple Angle Oblique Magnetic Resonance Imaging) and granted an injunction against General Electric prohibiting future violations of the patent. The injunction was stayed pending appeal, however, subject to the posting of a bond. With respect to U.S. Patent No. 3,789,832 (Cancer Detection Patent), the judge agreed with the jury's finding that the patent was valid, but disagreed with the jury finding of infringement and determined that General Electric's MRI scanners did not infringe the patent. The Court also rejected the jury's finding that General Electric had induced others to infringe U.S. Patent No. 4,871,966. General Electric is expected to appeal the portion of the judgment upholding the jury's award of damages to FONAR for direct infringement of U.S. Patent No. 4,871,966 and the issuance of the injunction. FONAR intends to appeal the portion of the judgment overturning the jury's findings of infringement on U.S. Patent No. 3,789,832 and contributory infringement in respect of U.S. Patent No. 4,871,966.

         On June 16, 1995, the Company filed an action against Siemens Medical Systems, Inc., Phillip Electronics North America Corporation, Philips Electronics, N.V. and other defendants for patent infringement in the United States District Court for the Eastern District of New York. FONAR is seeking injunctive relief and damages (FONAR Corporation and Dr. Raymond V. Damadian V. Siemens Medical Systems, Inc. et al. Civil Action No. CV 95-2469
(LJW). In its suit, FONAR has alleged that four of its patents were infringed, including U.S. Patent Nos. 3,789,832 (Apparatus and Method for Detecting Cancer in Tissue) and 4,871,966 (Apparatus and Method for Multiple Angle Oblique Magnetic Resonance Imaging).

         Previously, in May 1995, Siemens Medical Systems, Inc. had filed a complaint against FONAR in the United States District Court for the District of Delaware seeking a declaratory judgment that the four patents were invalid and unenforceable, as well as an adjudication that Siemens was not infringing the four patents. On June 14, 1995, Siemens Medical Systems, Inc. amended the Complaint to add Siemens AG as a plaintiff, to add Raymond V. Damadian, M.D. MR Scanning Centers Management Company as a defendant and to include a claim against FONAR for infringement of one of Siemens' MRI patents (Siemens Medical Systems, Inc. and Siemens AG, v. FONAR Corporation and Raymond V. Damadian, M.D. MR Scanning Centers Management Company, Civil Action No. 95-261.

         Thereafter, on June 30, 1995, Philips Electronics North America Corporation and Philips Electronics, N.V. filed a complaint against FONAR in the United States District Court for the District of Delaware seeking a declaratory judgment that FONAR's U.S. Patents Nos. 3,789,832 and 4,871,966 are invalid, unenforceable and not infringed (Philips Electronics North America Corporation and Philips Electronics, N.V. v. FONAR Corporation, Case No. 95-431).

         Motions have been made by the Siemens affiliates and Philips affiliates to transfer the action commenced by FONAR in District Court for the Eastern District of New York to the Delaware District Court and FONAR has moved to transfer the actions commenced against it in the Delaware District Court to the Eastern District of New York. The respective parties are expected to vigorously contest the claims against them.

         Separately, U.S. Philips Corporation, an affiliate of Philips Electronics North America Corporation and Philips Electronics, N.V., commenced an action in the United States Court for the District of Delaware alleging infringement by FONAR of two of its patents. FONAR has answered the complaint denying plaintiff's claims of infringement and will vigorously contest the case. The case is in discovery.

         On March 4, 1987, Philip B. Kivitz, M.D. and Rad-Sonic Diagnostic Medical Clinics, Inc., filed a complaint against AMD, FONAR, Raymond V. Damadian and others in the San Francisco County Superior Court (Case Action No. 870407) seeking $10,000,000 in compensatory damages and $10,000,000 in punitive damages. In January 1993, the case went to trial and the jury returned a verdict of $880,000 against AMD and $120,000 against FONAR. On June 17, 1993, the Court granted FONAR's and AMD's motion for judgment notwithstanding the verdict, thereby vacating the entire award against both FONAR and AMD. The plaintiffs appealed the Court's granting of judgment notwithstanding the verdict. On February 27, 1995, the appellate court affirmed the lower court's judgment notwithstanding the verdict as to FONAR, but reversed the judgment as to AMD. As a result, the trial court's determination that the plaintiffs could not recover against FONAR was upheld, but the jury verdict against AMD was reinstated. AMD filed a petition for review with the California Supreme Court. AMD's petition was denied on May 17, 1995.

         On April 3, 1990, Summit, Rovins and Feldesman commenced an action in the Supreme Court of the State of New York, County of New York against the Company and its President, Raymond V. Damadian. The complaint alleges unpaid fees for legal services and disbursements in the amount of $664,371.65. The Company is contesting the plaintiff's claims as excessive and improper charges for legal services, and has asserted various defenses and a counterclaim of $100,000 for a refund of fees. The plaintiff made a motion for summary judgment which was granted as to the existence of liability but denied as to the amount. Dr. Damadian's cross-motion to dismiss the action against him per sonally was granted. Both parties appealed the court's decisions. On March 9, 1995, the appellate court reversed the granting of summary judgment against FONAR. The appellate court also upheld the dismissal of the action against Dr. Damadian personally. The case is in discovery.

         On June 18, 1990, Medical Equipment Fund II, Limited Partnership commenced an action against the Company and others in the Supreme Court of the State of New York, New York County. The complaint alleged that one of the Company's former lenders borrowed monies from the plaintiff for the express purpose of financing the construction of one of the Company's scanning systems, and that the defendants, with the Company's lender, conspired to divert the application of the loan proceeds to other projects. The complaint sought compensatory damages of $1,758,000 and punitive damages of $10,000,000. The defendants had had no dealings with the plaintiff and had no knowledge of any of the alleged arrangements between the plaintiff and the lender. Consequently, the defendants regarded the claim as meritless and contested the claim vigorously. Finding that even the plaintiff's evidence did not make a valid case against the defendants, the Court dismissed the complaint following plaintiff's presentation of its case and entered judgment in the Company's favor dismissing the complaint.

         In January, 1991, Myheal Technologies and a former employee commenced an action against the Company in the United States District Court for the Eastern District of New York (Index No. 91 CIV 0204). The amount claimed was $5,000,000 in compensatory damages and $5,000,000 in punitive damages. The claim arose out of an alleged breach of an agreement between the Company and a former research and development employee of the Company. A jury verdict rendered in December, 1993 against the Company for $1,150,000 was set aside, and a second trial was ordered and held. On March 24, 1995 the jury rendered a verdict in favor of Myheal Technologies in the amount of $250,000. On April 21, 1995, the Company made a motion requesting judgment as a matter of law dismissing the plaintiffs' claim or in the alternative a new trial or reduction of damages. The Company's motion was denied and judgment was entered against the Company in August, 1995. The Company is appealing the District Court's decision.

Item 4.  Submission of Matters to a Vote of Security Holders.

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

                             Part II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters.

         The Company's Common Stock is traded in the over-the-counter market under the National Association of Securities Dealers Automated Quotation System ("NASDAQ") symbol FONR. The following table sets forth the high and low bid and asked prices reported in NASDAQ System for the periods shown. The prices represent quotations between dealers and do not include certain mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

              Fiscal Quarter

                                                 Bid        Ask
                                               High  Low  High Low

July        -  September            1993     3.28   1.13  3.38  1.16
October     -  December             1993     3.53   1.81  3.59  1.84
January     -  March                1994     2.63   1.59  2.66  1.66
April       -  June                 1994     1.72   1.22  2.00  1.25
July        -  September            1994     1.91   1.22  2.00  1.25
October     -  December             1994     2.50   1.28  2.53  1.31
January     -  March                1995     2.50   1.53  2.53  1.63
April       -  June                 1995     4.50   2.38  4.56  2.41
July        -  September            1995     3.84   2.56  4.00  2.63


         On September 15, 1995, the Company had approximately
4,828 and 19 stockholders of record of the Company's Common Stock and Class B Common Stock, respectively.

         The Company has paid no dividends to date. The Company anticipates, however, based on the results of its lawsuit against General Electric Company and Hitachi Ltd., paying dividends on monies it receives from the enforcement of its patents in that case. Except for these dividends, it is expected that the Company will continue to retain earnings to finance the development and expansion of its business.


Item 6.  SELECTED FINANCIAL DATA
     The following selected consolidated financial data has been extracted from the Company's consolidated financial statements for the five years ended
June 30, 1995. This consolidated selected financial data should be read in conjunction with the consolidated financial statements of the Company and the related notes included in Item 8 of this form. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's business plan.

                                       As of, or For the Period Ended June 30,
STATEMENT OF OPERATIONS      1995          1994           1993          1992          1991


Revenues                 $14,090,000   $15,387,000   $ 16,802,000   $19,697,000   $20,475,000

Cost of                  $ 9,003,000   $ 7,814,000   $  9,608,000   $10,620,000   $ 9,333,000
revenues

Research &               $ 3,356,000   $ 2,803,000   $  2,181,000   $ 2,135,000   $ 1,953,000
Development Expenses

Net Income (loss)        $(1,763,000)  $  (335,000)  $    238,000   $   635,000   $ 3,501,000

Net income /                   (0.04)        (0.01)          0.01          0.02          0.13
common sh

Weight Avg  *             45,055,000    36,774,000     30,870,000    27,888,000    26,449,000
# outstand sh



BALANCE SHEET DATA

Working cap.             $(5,077,000)  $(7,749,000)  $(12,239,000)  $(7,231,000)  $(3,519,000)
(deficit)

Total                    $54,944,000   $48,418,000   $ 42,811,000   $40,410,000   $40,278,000
assets

LTdebt & Cap.            $ 3,780,000   $ 5,884,000   $  9,483,000   $11,789,000   $13,724,000
lease oblig.

Stockholders             $39,388,000   $28,333,000   $ 18,022,000   $12,797,000   $ 9,896,000
Equity

  * Adjusted for stock dividend of Class A Non-voting Preferred Stock declared in October, 1995.




Item 7.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations.

Results of Operations.

Fiscal 1995 Compared to Fiscal 1994

         In fiscal 1995 the Company experienced a loss of $1,762,971 on gross revenues of $14.1 million, while in fiscal
1994 a loss of $334,574 was reported on gross revenues of $15.4 million.

         Contributing to the Company's net loss of $1,762,971 were the recognition in the fourth quarter of unfavorable judgments in excess of $1.5 million in the aggregate. The most significant of these actions were the $880,000 judgment against Fonar's subsidiary AMD in the Kivitz et ano v. AMD et al. action (approximately $1.1 million with accrued interest) and, notwithstanding that Fonar is appealing the court's decision, the $250,000 judgment rendered against the Company in Myheal Technologies et ano. v. Fonar (approximately $369,000 with accrued interest). (See "Litigation"). Also significantly contributing to the Company's net loss for the year were the continuing losses of its Israeli subsidiary, Medical SNI (formerly Vonar Ltd.). These losses were in the amount of $867,100 for fiscal 1995 and $558,892 for fiscal 1994 (after giving effect to the minority interest).

         The Company continues to benefit as a result of programs that the Company set in motion in fiscal 1989; namely strict cost containment initiatives and the redirecting of corporate business into other profitable enterprises within the MRI industry. As a result of these programs, the percentage of the Company's revenue derived from sources other than scanner sales (customer service and upgrades) was approximately 48% for fiscal 1995 as compared to 33% for fiscal 1990. The Company believes, however, that this trend may have peaked in fiscal 1991 and 1992 when the percentage was approximately 61%. The trend has reversed in part because of the retirement of old scanners. Management expects that this trend may be reversed further as a result of the introduction into the market of its new Quad scanner products following the Company's receipt of FDA approval for the Quad 7000 in the fourth quarter of fiscal 1995. Customer service and upgrades, however, are and will continue to be priorities for the Company.

         Lower revenues experienced in fiscal 1995, as in fiscal 1994, were the principal reason for the operating losses experienced in both fiscal years ($6.4 million in fiscal 1995 and $2.5 in fiscal 1994). Lower revenues reflected strong competition and a continued weak domestic demand for MRI scanners in a marketplace eager to see new products that would address both the heightened cost pressures on MRI and the patient demand for non-claustrophobic scanners.

         Having received FDA approval for its Quad 7000 scanner in April 1995 and anticipating FDA approval for its Quad 12000 scanner in the near future, the Company believes it is in a position to aggressively seek new sales. At .6 Tesla field strength, FONAR's Quad 12000 magnet is the highest field "open MRI" in the industry, offering non-claustrophobic MRI together with high-field image quality for the first time. The Quad 12000 magnet has three times the field strength of General Electric Company's recently introduced "open MRI" scanner which has a field strength of .2 Tesla.

         FONAR is uniquely positioned to take advantage of the rapidly expanding "open MRI" market which FONAR pioneered and which a host of multi-national corporations acknowledged when all introduced "open MRI" products at the industry's annual trade show, RSNA (Radiological Society of North America), in November 1994. Consequently, the Company will be attending the RSNA show in November 1995, where it will exhibit its new products. The RSNA is one of the largest medical meetings in the world with total attendance expected to reach 60,000, including 25,000 radiologists, who are among the principal groups to whom the Company will direct its marketing efforts.

         As at September 1, 1995, the Company's backlog of unfilled orders was approximately $4.0 million, as compared to $1.5 million at September 1, 1994.

         The Company also believes that efforts to reduce infringement of its intellectual property rights by competitors have begun to produce material benefits, as reflected in the $62 million judgment rendered in its favor against General Electric Company. During the 1995 fiscal year the Company commenced similar patent infringement suits against other major competitors (See "Litigation").

         Lower service and repair fees in fiscal 1995, as in fiscal 1994 (approximately $6.6 million in fiscal 1995 as compared to approximately $7.7 million in fiscal 1994) indirectly resulted from reduced sales, as well as from competition, as older scanners were retired without offsetting new scanners to maintain or increase the Company's customer base.

         Overall, expenses increased from approximately $10.0 million in fiscal 1994 to $11.5 million in fiscal 1995. General and administrative expenses decreased from approximately $5.8 million in fiscal 1994 to approximately $5.3 million in fiscal 1995, but research and development expenses increased from approximately $2.8 million in fiscal 1994 to $3.4 million in fiscal 1995 (exclusive of the portion of such expenses capitalized), and selling and marketing expenses increased from approximately $1.3 million in fiscal 1994 to $1.5 million in fiscal 1995. The greatest part of the overall increase in expenses resulted from an increase in the compensatory element of stock issuances from $193,527 in fiscal 1994 to $1,363,194 in fiscal 1995. This increase resulted mostly from non-recurring bonuses granted to a large number of employees. The Company notes that maintaining or increasing expenses are necessary for the Company to realize its objective to develop and market new scanner products.

         In fiscal 1992 the Company began laying the ground work for increased scanner sales, in foreign countries as well as domestically. The Company has continued these efforts through fiscal 1995, and based on sales to date, further indications of interest, meetings, sales trips abroad and negotiations, the Company is cautiously optimistic that foreign sales will produce significant revenues in fiscal 1996 and/or 1997 depending on the timing of orders and completion of projects. Having received FDA approval for its Quad 7000 Scanner, the Company also anticipates increased demand for its new Quad MR scanner products.

         The Company maintains an installed base of over 100 scanners which generates revenue in two principal areas: namely on-going service and equipment upgrades.

         The exceptional versatility and productivity of MRI tech nology creates the impetus for new uses. As a result, dramatic new features are developed and sold to the Company's customer base thereby extending the useful life of their equipment, avoiding obsolescence and minimizing capital expenditures. Upgrades consist of hardware, software and pulse sequences designed to maximize throughput while maintaining image quality and patient comfort. This income resource is considered to be a major asset of the company.

         As a result of its upgrade program, the Company derived approximately $1.7 million in upgrades income in fiscal 1992, $1.3 million in 1993, $61,000 in 1994 and $338,000 in 1995.
Significant research and development of new programs have been undertaken, which emphasize the development of new features for the Company's scanner upgrade program. More specifically, products derived from the Company's new scanners are expected to generate substantial upgrade revenue in fiscal 1996 as customers upgrade their existing scanners to take advantage of the improved image quality and high speed image processing capabilities.

         The Company is optimistic that its new Quad 12000 and Quad 7000 scanners will significantly improve the Company's competitive position. The Quad scanners are highly competitive and totally new high field non-claustrophobic scanners not previously available in the MRI market. The Company expects vigorous sales from these new products.

         Continuing its tradition as the originator of MRI the Company remained committed to maintaining its position as the leading innovator of the industry through aggressive investing in research and development. In fiscal 1995 the Company continued its investment in the development of its new MRI scanners together with software and upgrades, with an investment of $3,508,101 in R&D ($151,981 of which was capitalized) as compared to $3,604,785 in R&D ($687,551 of which was capitalized in fiscal 1994. The R&D expenditure was approximately 25% of revenues in 1995 and 23% of revenues in 1994.


Fiscal 1994 Compared to Fiscal 1993

         In fiscal 1994 a loss of $334,574 was experienced on gross revenues of $15.4 million, while in fiscal 1993 earnings of $238,283 were reported on gross revenues of $16.8 million.

         The percentage of the Company's revenue derived from sources other than scanner sales (customer service, fee-for-service, upgrades and scanning center management) was approximately 51% for fiscal 1994, 60% for fiscal 1993, 61% for fiscal 1992 and 1991 and 33% for fiscal 1990.

         Significantly, the net loss of $699,568 ($558,892 after giving effect to the minority interest) suffered by the Company's Israeli subsidiary, Medical SNI (formerly Vonar Ltd.), in fiscal 1994, as compared to Medical SNI's net income of $45,212 in fiscal 1993, contributed to the consolidated net loss in fiscal 1994 for the Company and its subsidiaries. The expenses incurred by Medical SNI in fiscal 1994 included a non-recurring $188,655 in connection with a public offering which was canceled.

         Lower revenues experienced in fiscal 1994, as in fiscal 1993, were the principal reason for the operating losses experienced in both fiscal years ($2.5 million in fiscal 1994 and $2.0 in fiscal 1993). Lower revenues reflected strong competition and a continued weak domestic demand for MRI scanners. The Company strongly believes, however, that some of its competitors are unfairly competing by infringing the Company's patents, copyrights and other intellectual property rights. Consequently, the Company commenced legal action against its most significant competitors (see "Litigation).

         Lower service and repair fees in fiscal 1994
(approximately $7.7 million in fiscal 1994 as compared to approximately $8.3 million in fiscal 1993) indirectly resulted from reduced sales, as well as from competition, as older scanners were retired without offsetting new scanners to maintain or increase the Company's customer base.

         Overall, expenses increased from approximately $9.2 million in fiscal 1993 to $10 million in fiscal 1994. Small decreases from fiscal 1993 to fiscal 1994 in selling and marketing expenses ($1,325,393 to $1,282,328) and increases in research and development expenses ($2,180,892 to $2,803,221, exclusive of the portion of such expenses capitalized) were not indicative of any trends but were within the scope of normal variation. Notwithstanding the Company's cost containment policies, general and administrative expenses increased from $5,409,965 in fiscal 1993 to $5,765,598 in fiscal 1994 (approximately 6.5%). The Company does not believe the increases in general and administrative expenses from fiscal 1993 to fiscal 1994 were indicative of any material trend but were the result of the specific circumstances encountered by the Company in the fiscal periods. The Company notes that maintaining or increasing expenses are necessary for the Company to realize its objective to develop and market new scanner products.

         Offsetting reduced revenues from operations, the Company recognized a significant nonrecurring gain of approximately $1.27 million on the sale to related parties of its interests in four limited partnerships (see Item 13, Certain Relationships and Related Transactions and Note 3 to Financial Statements). Nevertheless, the smaller amount of gain recognized from this transaction as compared to the nonrecurring gain recognized in fiscal 1993 ($3.3 million) on the sale of certain joint venture and limited partnership interests to related parties, was insufficient to offset the Company's operating loss and resulted in a loss for fiscal 1994.

         Continuing its tradition as the originator of MRI, in fiscal 1994 the Company continued its investment in the development of its new MRI scanners together with software and upgrades, with an investment of $3,604,785 in R&D ($687,551 of which was capitalized) as compared to $3,119,898 ($938,926 of which was capitalized) in fiscal 1993. The R&D expenditure in 1994 was 23% of revenues and in 1993 was 18.6% of revenues.


Liquidity and Capital Resources

         At June 30, 1995, the Company's liquidity and capital resources position had changed from June 30, 1994 as follows:

                  ___________ June 30 _____________
                      1995                1994          Change
Working Capital
(deficiency)       (5,077,477)         (7,748,904)      2,671,427

         The improvement in the Company's working capital position resulted primarily from a decrease in current liabilities (from $17.8 million in fiscal 1994 to $14.6 million in fiscal 1995).
The decrease in current liabilities as well as the decrease in the Company's long-term debt and capital lease obligations ($1.46 million in fiscal 1994 as compared to $528,543 million in fiscal
1995) is attributable to the Company continuing to pay down its debt obligations and in part to the assumption of a portion of the Company's obligations to a secured lender by a related party in connection with the exercise of a purchase option under a scanner lease covering the encumbered scanner. (See Certain Relationship and Related Transactions.)

         The Company offers its products for sale or lease to cus tomers. Cash flows from leasing transactions are derived under the terms of the underlying agreements. Over the long term, the Company expects enhanced cash flows and increased revenues from such transactions while in the short term, such transactions impair cash flow. In order to mitigate the short term effect on cash flow, the Company previously had borrowed money secured by the leases and the underlying equipment. Such debt comprises substantially all of the remaining long-term debt in the accompanying financial statements.

         During the fiscal years from 1990 through 1995 the Company restructured various long-term loans and notes. The significant changes included extended maturity dates, and the addition of unpaid interest to the note and loan balances.

         Since June, 1989 a principal objective of the Company has been to reduce and ultimately eliminate its debt. Since the inception of the plan interest bearing debt was reduced from $23.1 million in fiscal 1989 to $18.5 million in fiscal 1990. From June 30, 1990 to June 30, 1991 interest bearing debt was reduced by $3.3 million to $15.2 million. Through June 30, 1992 interest bearing debt was reduced by an additional $3.1 million to $12.1 million and through June 30, 1993 interest bearing debt was further reduced by $2.3 million to $9.8 million. Through June 30, 1994 interest bearing debt was reduced by an additional $3.8 million to approximately $6.0 million and through June 30, 1995 interest bearing debt was reduced by an additional $2.1 million to $3.9 million.

         As of June 30, 1995, the Company had no unused credit facilities with banks or financial institutions.

         Capital expenditures for 1995 and 1994 approximate $1.8 million and $1.9 million, respectively, and substantially consisted of capitalized computer software costs in connection with the development of scanner products, patent costs and copyright costs and production equipment.

         The Company's business plan, initiated during September 1989, addressed its financial objectives. The plan is based to a substantial extent, on the successful implementation of several new programs designed to position the Company for long-term growth and expansion. The plan has, as its objective, the enhancement and stabilization of revenue streams through the generation of additional income from its installed base of over 100 scanners and leasing programs. In addition, the Company instituted strict cost containment programs. While continuing to focus on new sources of income, the Company, with its new "Quad" scanners, expects to re-emphasize MRI scanner sales.

         Such cost containment programs primarily focused on the restructuring of employee staffing levels and manufacturing facilities to bring them into line with current requirements.
These programs have resulted in significant reductions in expenses since fiscal 1989. The cost containment programs will be continued.

         The Company's plan calls for a continuing emphasis on providing its customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from the Company's installed base of scanners were $8.3 million for the year ended June 30, 1993, $7.7 for the year ended June 30, 1994 and $6.6 for the year ended June 30, 1995. The Company will continue to aggressively develop and market upgrades and enhancements for previously installed scanners.

         The Company's working capital deficiency as of June 30, 1995 approximates $5.1 million, down from $7.7 million as of June 30, 1994. The Company expects to reduce this deficiency further by June 30, 1996. This is to be accomplished by internally generated cash from operating profits and the refinancing and/or restructuring of maturity terms of certain loans now classified as short term obligations. The Company also will pursue equity financing alternatives.

         The Company believes that the above mentioned financing arrangements and programs will provide the cash flows needed to achieve the sales, service and production levels necessary to support its operations. In addition, the Company is exploring other more permanent financing alternatives which may become available during fiscal 1996 as the success of the previously described programs accelerates.

             Item 8.

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       FONAR CORPORATION AND SUBSIDIARIES
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                                 Page No.
                                                               ------------
   INDEPENDENT AUDITORS' REPORT                                    F-2


   CONSOLIDATED BALANCE SHEETS                                  F-3 to F-6
    At June 30, 1995 AND 1994

   CONSOLIDATED STATEMENTS OF OPERATIONS                         F-7; F-8
    For the Three Years Ended June 30, 1995, 1994 and 1993

   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY              F-9 to F-23
     For the Three Years Ended June 30, 1995, 1994 and 1993

   CONSOLIDATED STATEMENTS OF CASH FLOWS                       F-24 to F-26
    For the Three Years Ended June 30, 1995, 1994 and 1993

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  F-27 to F-83

   SUPPLEMENTARY SCHEDULES:

   INDEPENDENT AUDITORS' REPORT ON SCHEDULES                       S-1

   SCHEDULE   II  -  Amounts Receivable from Related
                       Parties and Underwriters,
                       Promoters and Employees Other
                         than Related Parties                      S-2
                           For the Years Ended June 30,
                             1995, 1994 and 1993
   SCHEDULE  VIII  -  Valuation and Qualifying Accounts
                        For the Three Years Ended                  S-3
                          June 30, 1995, 1994 and 1993

   SELECTED FINANCIAL DATA                                         (*)

        For the Five Years Ended June 30, 1995
            (*)  Included in Part II, Item 6 of the Form.

       Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------
    To the Board of Directors
    FONAR Corporation and Subsidiaries

    We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries as at June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FONAR Corporation and Subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1995, in conformity with generally accepted accounting principles.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a loss from operations, has a working capital deficiency, is in arrears with certain debts, accounts payable and various taxes. These factors and others, discussed in Note 1, raised substantial doubt about the Company's ability to continue as a going concern. Realization of a major portion of the assets in the accompanying balance sheet is dependent upon continuing operations of the Company. Management's plans in regard to these matters are described in Note 1 and include, among other things, the exploitation of a new product line of MRI scanners. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    As more fully described in Note 15, the Company is a defendant in various lawsuits alleging breach of contract. It is not possible to predict at this time whether the ultimate awards or settlements will exceed the amount currently provided by the Company.

    During each of the years in the three-year period ended June 30, 1995, a significant portion of the Company's revenues was from a related party (see Note 3).

                                    By: /s/ Tabb, Conigliaro & McGann, P.C.
                                    ---------------------------------------
                                    TABB, CONIGLIARO & McGANN, P.C.
          New York, New York
          November 3, 1995

                          FONAR CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS
                                        ------
                                                            June 30,
                                                  ---------------------------
                                                     1995            1994
                                                  -----------     -----------
        CURRENT ASSETS
            Cash                                  $ 3,266,728     $   576,707
            Accounts receivable, net of
            allowance  for doubtful accounts of
              $603,719 and $1,692,269 at June
              30, 1995 and 1994, respectively       1,796,929       3,045,258
            Notes receivable from related
              parties (Note 3)                        400,000         400,000
            Costs and estimated earnings in
              excess of billings on uncompleted
              contracts (Notes 2 and 4)               323,918         401,166
            Inventories (Notes 2 and 5)             2,295,327       2,775,930
            Net investment in sales-type leases
              with related parties (Notes 2, 3,
              6, and 11)                            1,368,988       1,569,427
            Prepaid expenses and other current
              assets (Note 8)                         113,955       1,276,989
                                                  -----------     -----------

                  TOTAL CURRENT ASSETS              9,565,845      10,045,477

          ASSETS HELD FOR RESALE (Note 2)             598,062         608,062

          PROPERTY AND EQUIPMENT - Net
            (Notes 2, 7 and 13)                     2,786,402       3,800,594

          INVESTMENTS, ADVANCES AND NOTES TO
            AFFILIATES AND RELATED PARTIES,
            Net of discounts and allowance for
            doubtful accounts of $1,250,000 at
            June  30, 1995 and 1994 (Notes 2, 3,
            4 and 6)                               23,940,345      19,054,256

          LONG-TERM ACCOUNTS RECEIVABLE, Net of
            allowance for doubtful accounts of
            $1,837,348 and $632,284 at June 30,
            1995 and 1994, respectively             1,039,079       1,074,882

          NOTES RECEIVABLE, Net of allowance for
            doubtful  accounts of $708,411 at
            June 30, 1995 and 1994                    179,337         179,337

          CAPITALIZED    SOFTWARE     DEVELOPMENT
          COSTS,
            Net of accumulated amortization of
            $5,858,578 and  $4,603,566 at June
            30, 1995 and 1994, respectively
            (Notes 2 and 8)                         1,763,549       2,737,509

                          FONAR CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS (continued)
                                        ------
                                                            June 30,
                                                  ---------------------------
                                                     1995            1994
                                                  -----------     -----------

          OTHER INTANGIBLE ASSETS, Net (Notes 8
            and 15)                                 3,320,053       2,131,056

          NET INVESTMENT IN SALES-TYPE LEASES
            WITH RELATED PARTIES, Net of
            allowance for possible losses of
            $115,000 in 1995 and 1994 (Notes 2,
            3, 6 and 11)                            4,961,979       5,815,929

          COSTS AND ESTIMATED EARNINGS IN EXCESS
            OF BILLINGS ON UNCOMPLETED CONTRACTS
            WITH RELATED PARTIES (Notes 2, 3 and
            4)                                      6,681,296       2,854,681

          OTHER ASSETS                                107,630         115,770
                                                  -----------     -----------

                  TOTAL ASSETS                    $54,943,577     $48,417,553
                                                  ===========     ===========

          See accompanying notes to consolidated financial statements.

                           FONAR CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------

                                                              June 30,
                                                  -----------------------------
                                                     1995             1994
                                                  -----------     -----------
          CURRENT LIABILITIES
            Notes payable (Note 11)               $   100,000     $   100,000
            Current maturities of long-term debt
              and capital lease obligations
              (Notes 11 and 15)                     3,251,863       4,427,061
            Accounts payable                        1,595,452       3,018,147
            Other current liabilities (Note 14)     9,248,727       9,574,536
            Customer advances (Notes 2 and 4)         293,487         664,637
            Billings in excess of costs and
              estimated earnings on uncompleted
              contracts (Notes 2 and 4)                11,102          -
            Income taxes payable (Note 12)            142,691          10,000
                                                  -----------     -----------

                  TOTAL CURRENT LIABILITIES        14,643,322      17,794,381
                                                  -----------     -----------

          LONG-TERM DEBT AND CAPITAL LEASE
            OBLIGATIONS, Less current maturities
            (Notes 2, 11 and 15)                      528,543       1,456,543

          OTHER LIABILITIES                            99,021         201,278
                                                  -----------     -----------
                                                      627,564       1,657,821
                                                  -----------     -----------
          MINORITY INTEREST                           285,131         632,458
                                                  -----------     -----------
          COMMITMENTS  AND  CONTINGENCIES  (Notes
          3, 9, 11 and 15)

          STOCKHOLDERS' EQUITY (Notes 2 and 10)
            Common stock - $.0001 par value;
              issued - 38,229,448 and 31,235,773
              shares at June 30, 1995 and 1994,
              respectively                              3,822           3,123
            Class B common stock (10 votes per
              share) - $.0001 par value;
              issued and outstanding - 3,193,456
              and 3,194,556 shares at June 30,
              1995 and 1994, respectively                 319             320
            Class C common stock (25 votes per
              share) - $.0001 par value; issued
              and outstanding - none                   -               -
            Class A non-voting preferred stock -
              $.0001 par value; issued and
              outstanding - 7,624,117 shares at
              June 30, 1995                               762          -
           See accompanying notes to consolidated financial statements.

                           FONAR CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                          LIABILITIES AND STOCKHOLDERS' EQUITY (continued)
                          ------------------------------------
                                                              June 30,
                                                  -----------------------------
                                                     1995             1994
                                                  -----------     -----------

            Preferred stock - $.001 par value;
              issued and outstanding - none            -               -
            Paid-in capital in excess of par
              value                                63,779,202      49,817,538
            Accumulated deficit                   (22,104,053)    (20,341,082)
            Notes receivable from stockholders     (1,897,047)       (751,561)
            Treasury stock - 108,864 shares of
              common stock at June 30, 1995 and
              1994                                   (395,445)       (395,445)
                                                  -----------     -----------

                                                   39,387,560      28,332,893
                                                  -----------     -----------

                  TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY          $54,943,577     $48,417,553
                                                  ===========     ===========

           See accompanying notes to consolidated financial statements.

                           FONAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the Years Ended June 30,
                                    ------------------------------------------
                                       1995           1994            1993
                                    -----------    -----------     -----------
        REVENUES (Notes 1, 2, 3, 4,
          6 and 9)
            Product sales - net     $ 2,383,309    $ 3,236,330     $ 4,238,897
            Service and repair fees
              - net                   4,444,913      6,028,417       7,394,415
            Scanning and management
              fees - net                 88,740         32,172       1,564,877
            Related parties -
              product sales - net     4,866,548      4,274,547       2,544,201
            Related parties -
              service and repair
              fees - net              2,174,076      1,690,500         926,627
            Related parties -
              scanning and
              management fees - net     133,374        124,649         133,370
                                    -----------    -----------     -----------
              TOTAL REVENUES - Net   14,090,960     15,386,615      16,802,387
                                    -----------    -----------     -----------
        COST OF REVENUES
          Product sales               2,283,665      2,065,548       2,974,390
          Service and repair fees     2,254,251      2,578,952       3,093,305
          Scanning and management
            fees                          1,785          1,196       1,538,658
          Related parties - product
            sales                     3,345,482      2,410,756       1,482,444
          Related parties - service
            and repair fees           1,102,589        723,194         387,636
          Related parties -
            scanning and management
            fees - net                   15,338         34,192         131,135
                                    -----------    -----------     -----------
        TOTAL COST OF REVENUES        9,003,110      7,813,838       9,607,568
                                    -----------    -----------     -----------
        GROSS PROFIT                  5,087,850      7,572,777       7,194,819
                                    -----------    -----------     -----------
        EXPENSES
          Research and development
            expenses                  3,356,120      2,803,221       2,180,892
          Selling and marketing
            expenses                  1,497,825      1,282,328       1,325,393
          General and
            administrative expenses   5,304,102      5,765,598       5,409,965
          Compensatory element of
            stock issuances (Note
            10)                       1,363,194        193,527         313,123
                                    -----------    -----------     -----------
                                     11,521,241     10,044,674       9,229,373
                                    -----------    -----------     -----------

           See accompanying notes to consolidated financial statements.

                           FONAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

                                           For the Years Ended June 30,
                                    ------------------------------------------
                                       1995           1994            1993
                                    -----------    -----------     -----------
        (LOSS) INCOME FROM
          OPERATIONS                 (6,433,391)    (2,471,897)     (2,034,554)

        INTEREST EXPENSE             (1,122,159)    (1,235,523)     (2,199,024)

        INTEREST INCOME - RELATED
          PARTIES                     1,969,204      1,865,963       1,023,362

        GAIN ON SALE OF INVESTMENTS
          AND SUBSIDIARY TO RELATED
          PARTIES (Note 3)               -           1,273,629       3,313,398

        OTHER INCOME (Note 16)        3,621,607        140,483         208,968
                                    -----------    -----------     -----------
        (LOSS) INCOME BEFORE
          PROVISION FOR TAXES AND
          MINORITY INTEREST          (1,964,739)      (427,345)        312,150

        PROVISION FOR INCOME TAXES
          (Notes 2 and 12)              145,558         47,905          66,166
                                    -----------    -----------     -----------
        (LOSS) INCOME BEFORE
          MINORITY INTEREST          (2,110,297)      (475,250)        245,984

        MINORITY INTEREST IN NET
          LOSS (INCOME) OF
          SUBSIDIARY AND
          PARTNERSHIP (Note 2)          347,326        140,676          (7,701)
                                    -----------    -----------     -----------

        NET (LOSS) INCOME           $(1,762,971)   $  (334,574)    $   238,283
                                    ===========    ===========     ===========

        NET (LOSS) INCOME PER SHARE
          (Note 2)                        $(.04)         $(.01)          $ .01
                                          =====          =====           =====

        WEIGHTED AVERAGE NUMBER OF
          SHARES OUTSTANDING (Note
          2)                         45,055,334     36,773,623      30,870,060
                                    ===========    ===========     ===========

           See accompanying notes to consolidated financial statements.

                        FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE YEAR ENDED JUNE 30, 1995

                                                             Class A
                                                           Common Stock
                                          Per Share  ----------------------
                                            Amount     Shares       Amount
                                          ---------  ----------   ----------
 Balance - June 30, 1994                   $   -     31,235,773    $  3,123
 Shares issued as follows:
 Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                          2.89     480,650          48
 Under incentive stock option plan            2.43     413,375          41
 Shares issued under non-statutory plans      1.42   1,752,695         175
 Issuance of stock in settlement of
    liabilities                               2.00   1,398,550         138
 Issuance of stock                            2.13   2,947,305         296
 Net change in notes receivable from
    stockholders                               -          -             -
 Conversion from Class B to Class A            -         1,100           1
 Stock dividend - Class A non-voting
    preferred                                             -             -
       NET LOSS                                           -             -
                                                    -----------   ---------
 Balance - JUNE 30, 1995                            38,229,448    $  3,822
                                                    ===========   =========

             See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 1995

         (Continued)
                                                     Class B
                                                  Common Stock
                                             ----------------------
                                               Shares       Amount
                                             ----------   ----------
 Balance - June 30, 1994                      3,194,556     $    320
 Shares issued as follows:
 Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                              -               -
 Under incentive stock option plan                -               -
 Shares issued under non-statutory plans          -               -
 Issuance of stock in settlement of
    liabilities                                   -               -
 Issuance of stock                                -               -
 Net change in notes receivable from
    stockholders                                  -               -
 Conversion from Class B to Class A              (1,100)          (1)
 Stock dividend - Class A non-voting
    preferred                                     -               -
       NET LOSS                                   -               -
                                              ---------     --------
 Balance - JUNE 30, 1995                      3,193,456       $  319
                                              =========     ========

             See accompanying notes to consolidated financial statements.

                           FONAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE YEAR ENDED JUNE 30, 1995
         (Continued)
                                              Class A
                                            Non-Voting          Paid-in
                                          Preferred Stock     Capital in
                                      -----------------------  Excess of
                                        Shares       Amount    Par Value
                                      ----------   ---------- -----------
 Balance - June 30, 1994                   -       $    -     $49,817,538
 Shares issued as follows:
 Stock bonus to employees (measured
    at the average quoted market
    price on the award dates)              -            -       1,387,052
 Under incentive stock option plan         -            -       1,004,224
 Shares issued under non-statutory
    plans                                  -            -       2,490,667
 Issuance of stock in settlement of
    liabilities                            -            -       2,794,953
 Issuance of stock                         -            -       6,285,530
 Net change in notes receivable from
    stockholders                           -            -           -
 Conversion from Class B to Class A        -            -           -
 Stock dividend - Class A non-voting
    preferred                          7,624,117          762        (762)
       NET LOSS                            -            -           -
                                      ----------   ---------- -----------
 Balance - JUNE 30, 1995               7,624,117   $      762 $63,779,202
                                      ==========   ========== ===========

             See accompanying notes to consolidated financial statements.

                           FONAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE YEAR ENDED JUNE 30, 1995

     (Continued)
                                                        Treasury Stock
                                                   -----------------------
                                                     Shares       Amount
                                                   ----------   ----------
 Balance - June 30, 1994                             108,864   $ (395,445)
 Shares issued as follows:
 Stock bonus to employees (measured
    at the average quoted market
    price on the award dates)                           -            -
 Under incentive stock option plan                      -            -
 Shares issued under non-statutory
    plans                                               -            -
 Issuance of stock in settlement of
    liabilities                                         -            -
 Issuance of stock                                      -            -
   Net change in notes receivable from
   stockholders                                         -            -
 Conversion from Class B to Class A                     -            -
 Stock dividend - Class A non-voting preferred          -            -
       NET LOSS                                         -            -
                                                   ----------   ----------
 Balance - JUNE 30, 1995                             108,864   $ (395,445)
                                                   ==========   ==========

           See accompanying notes to consolidated financial statements.

                    FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE YEAR ENDED JUNE 30, 1995
         (Continued)
                                                  Notes
                                                Receivable
                                                   from       Accumulated
                                               Stockholders     Deficit
                                               ------------   ------------
 Balance - June 30, 1994                        $  (751,561)  $(20,341,082)
 Shares issued as follows:
 Stock bonus to employees (measured
    at the average quoted market
    price on the award dates)                         -              -
 Under incentive stock option plan                 (994,469)         -
 Shares issued under non-statutory plans
   Issuance of stock in settlement of                 -              -
   liabilities                                        -              -
 Issuance of stock                                    -              -
 Net change in notes receivable from
   stockholders                                    (151,017)         -
 Conversion from Class B to Class A                   -              -
 Stock dividend - Class A non-voting
   preferred                                          -              -
        NET LOSS                                      -         (1,762,971)
                                               -----------    ------------
  Balance - JUNE 30, 1995                      $(1,897,047)   $(22,104,053)
                                               ===========    ============


             See accompanying notes to consolidated financial statements.

                           FONAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE YEAR ENDED JUNE 30, 1994


                                                             Class A
                                                           Common Stock
                                          Per Share  ----------------------
                                            Amount     Shares       Amount
                                          ---------  ----------   ----------
 Balance - June 30, 1993                    $   -    25,165,219    $  2,516
 Shares issued as follows:
 Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                           1.79     116,796          12
 Under incentive stock option plan             1.01      40,125           4
 Shares issued under non-statutory plans       1.78   4,771,291         477
 Issuance of stock in settlement of
    liabilities                                1.80   1,011,000         101
 Issuance of stock                             1.52     123,709          13
 Net change in notes receivable from
    stockholders                                -          -            -
 Conversion from Class B to Class A             -         7,633         -
 Stock dividend - Class A non-voting                       -            -
    preferred                                        ----------    --------
       NET LOSS                                      31,235,773    $  3,123
   Balance - JUNE 30, 1994                           ==========    ========

         See accompanying notes to consolidated financial statements.

                    FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE YEAR ENDED JUNE 30, 1994

            (Continued)



                                                             Class B
                                                           Common Stock
                                                     ----------------------
                                                       Shares       Amount
                                                     ----------   ----------
 Balance - June 30, 1993                              3,202,189     $    320
 Shares issued as follows:
 Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                                     -             -
 Under incentive stock option plan                       -             -
 Shares issued under non-statutory plans                 -             -
 Issuance of stock in settlement of
   liabilities                                           -             -
 Issuance of stock                                       -             -
 Net change in notes receivable from
   stockholders                                          -             -
 Conversion from Class B to Class A                      (7,633)       -
 Stock dividend - Class A non-voting
    preferred                                            -             -
      NET LOSS                                           -             -
                                                      ---------     --------

     Balance - JUNE 30, 1994                          3,194,556     $    320
                                                      =========     ========

             See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE YEAR ENDED JUNE 30, 1994

             (Continued)
                                              Class A
                                            Non-Voting          Paid-in
                                          Preferred Stock     Capital in
                                      -----------------------  Excess of
                                        Shares       Amount    Par Value
                                      ----------   ---------- -----------
 Balance - June 30, 1993                   -       $    -     $39,083,508
 Shares issued as follows:
 Stock bonus to employees (measured
    at the average quoted market
    price on the award dates)              -            -         209,140
 Under incentive stock option plan         -            -          40,718
 Shares issued under non-statutory
    plans                                  -            -       8,474,532
 Issuance of stock in settlement of
    liabilities                            -            -       1,821,919
 Issuance of stock                         -            -         187,721
 Net change in notes receivable from
    stockholders                           -            -           -
 Conversion from Class B to Class A        -            -           -
 Stock dividend - Class A non-voting
    preferred                              -            -           -
       NET LOSS                            -            -           -
                                      ----------   ---------- -----------
 Balance - JUNE 30, 1994                   -       $    -     $49,817,538
                                      ==========   ========== ===========


         See accompanying notes to consolidated financial statements.

                        FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE YEAR ENDED JUNE 30, 1994

             (Continued)
                                                        Treasury Stock
                                                   ------------------------
                                                     Shares       Amount
                                                   ----------   ----------
 Balance - June 30, 1993                              108,864   $ (395,445)
 Shares issued as follows:
 Stock bonus to employees (measured
    at the average quoted market
    price on the award dates)                           -            -
 Under incentive stock option plan                      -            -
 Shares issued under non-statutory
    plans                                               -            -
 Issuance of stock in settlement of
    liabilities                                         -            -
 Issuance of stock                                      -            -
 Net change in notes receivable from
    stockholders                                        -            -
 Conversion from Class B to Class A                     -            -
 Stock dividend - Class A non-voting preferred          -            -
       NET LOSS                                         -            -
                                                   ----------   ----------
 Balance - JUNE 30, 1994                              108,864   $ (395,445)
                                                   ==========   ==========

           See accompanying notes to consolidated financial statements.

                    FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE YEAR ENDED JUNE 30, 1994
           (Continued)
                                                  Notes
                                                Receivable
                                                   from       Accumulated
                                               Stockholders     Deficit
                                               ------------   ------------
 Balance - June 30, 1993                         $ (662,011)  $(20,006,508)
 Shares issued as follows:
 Stock bonus to employees (measured
    at the average quoted market
    price on the award dates)                         -              -
 Under incentive stock option plan                    -              -
 Shares issued under non-statutory
    plans                                             -              -
 Issuance of stock in settlement of
    liabilities                                       -              -
 Issuance of stock                                    -              -
 Net change in notes receivable from
    stockholders                                    (89,550)         -
 Conversion from Class B to Class A                   -              -
 Stock dividend - Class A non-voting
    preferred                                         -              -
       NET LOSS                                       -           (334,574)
                                                 ----------    ------------
 Balance - JUNE 30, 1994                        $ (751,561)   $(20,341,082)
                                                ==========    ============

        See accompanying notes to consolidated financial statements.

                    FONAR CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE YEAR ENDED JUNE 30, 1993



                                                             Class A
                                                           Common Stock
                                          Per Share  ----------------------
                                            Amount     Shares       Amount
                                          ---------  ----------   ---------
 Balance - June 30, 1992                   $   -     21,732,644    $  2,173
 Shares issued as follows:
 Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                          1.27      120,700          12
 Under incentive stock option plan            1.10      175,375          17
 Stock awards to consultants                  2.00        5,000           1
 Shares issued under non-statutory plans      1.21    1,370,000         137
 Issuance of stock in settlement of
    liabilities                               1.40    1,361,500         136
 Issuance of common stock in connection
    with acquisition of minority interest
    in subsidiary                              .48       40,000           4
 Issuance of stock                            1.61      360,000          36
 Net change in notes receivable from
    stockholders                               -          -            -
 Compensation expense under non
    -statutory plans                           -          -            -
       NET INCOME                                         -            -
                                                     ----------    --------
 Balance - JUNE 30, 1993                             25,165,219    $  2,516
                                                     ==========    ========

         See accompanying notes to consolidated financial statements.

                    FONAR CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED JUNE 30, 1993

            (Continued)

                                                             Class B
                                                           Common Stock
                                                     ----------------------
                                                       Shares       Amount
                                                     ----------   ---------
 Balance - June 30, 1992                              3,202,189    $    320
 Shares issued as follows:
 Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                                      -            -
 Under incentive stock option plan                        -            -
 Stock awards to consultants                              -            -
 Shares issued under non-statutory plans                  -            -
 Issuance of stock in settlement of
    liabilities                                           -            -
 Issuance of common stock in connection
    with acquisition of minority interest
    in subsidiary                                         -            -
 Issuance of stock                                        -            -
 Net change in notes receivable from
    stockholders                                          -            -
 Compensation expense under non
    -statutory plans                                      -            -
       NET INCOME                                         -            -
                                                     ----------    --------
 Balance - JUNE 30, 1993                              3,202,189    $    320
                                                     ==========    ========

       See accompanying notes to consolidated financial statements.

                        FONAR CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED JUNE 30, 1993
       (Continued)



                                             Class A
                                            Non-Voting        Paid-in
                                          Preferred Stock     Capital in
                                      ----------------------- Excess of
                                        Shares       Amount   Par Value
                                      ----------   ---------- -----------
 Balance - June 30, 1992                   -       $    -     $34,250,934
 Shares issued as follows:
 Stock bonus to employees (measured
    at the average quoted market
    price on the award dates)              -            -         153,461
 Under incentive stock option plan         -            -         192,373
 Stock awards to consultants               -            -           9,999
 Shares issued under non-statutory
    plans                                  -            -       1,655,540
 Issuance of stock in settlement of
   liabilities                             -            -       1,910,776
 Issuance of common stock in
    connection with acquisition of
    minority interest in subsidiary        -            -          19,202
 Issuance of stock                         -            -         578,100
 Net change in notes receivable from
    stockholders                           -            -          -
 Compensation expense under non
    -statutory plans                       -            -         313,123
       NET INCOME                          -            -          -
                                      ----------   ---------- -----------
 Balance - JUNE 30, 1993                   -       $    -     $39,083,508
                                      ==========   ========== ===========

       See accompanying notes to consolidated financial statements.

                    FONAR CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED JUNE 30, 1993

           (Continued)
                                                       Treasury Stock
                                                  ------------------------
                                                     Shares       Amount
                                                   ----------   ----------
 Balance - June 30, 1992                              108,864   $ (395,445)
 Shares issued as follows:
 Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                                    -            -
 Under incentive stock option plan                      -            -
 Stock awards to consultants                            -            -
 Shares issued under non-statutory plans                -            -
 Issuance of stock in settlement of
    liabilities                                         -            -
 Issuance of common stock in connection
    with acquisition of minority interest
    in subsidiary                                       -            -
 Issuance of stock                                      -            -
 Net change in notes receivable from
    stockholders                                        -            -
 Compensation expense under non
    -statutory plans                                    -            -
       NET INCOME                                       -            -
                                                   ----------   ----------
 Balance - JUNE 30, 1993                              108,864   $ (395,445)
                                                   ==========   ==========

        See accompanying notes to consolidated financial statements.

                    FONAR CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED JUNE 30, 1993
       (Continued)
                                                  Notes
                                                Receivable
                                                   from       Accumulated
                                               Stockholders     Deficit
                                               ------------   ------------
 Balance - June 30, 1992                         $ (816,224)  $(20,244,791)
 Shares issued as follows:
 Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                                  -              -
 Under incentive stock option plan                    -              -
 Stock awards to consultants                          -              -
 Shares issued under non-statutory plans              -              -
 Issuance of stock in settlement of
    liabilities                                       -              -
 Issuance of common stock in connection
    with acquisition of minority interest
    in subsidiary                                     -              -
 Issuance of stock                                    -              -
 Net change in notes receivable from
    stockholders                                    154,213          -
 Compensation expense under non
    -statutory plans                                  -              -
       NET INCOME                                     -            238,283
                                                 ----------   ------------
 Balance - JUNE 30, 1993                         $ (662,011)  $(20,006,508)
                                                 ==========   ============


           See accompanying notes to consolidated financial statements.

                           FONAR CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       For the Years Ended June 30,
                                 ---------------------------------------
                                     1995          1994          1993
                                  -----------   -----------   -----------
  CASH FLOWS FROM OPERATING
    ACTIVITIES
      Net (loss) income           $(1,762,971)  $  (334,574)  $   238,283
      Adjustments to reconcile
        net (loss) income to net
        cash (used in) provided
        by operating activities:
          Minority interest in
            net income (loss) of
            subsidiary and
            partnership              (347,327)     (140,676)        7,701
          Depreciation and
            amortization            2,426,982     2,558,189     2,448,822
          Provision for losses on
            accounts and notes
            receivable and
            accounts receivable
            from affiliates           116,514       395,721       403,500
          Compensatory element of
            stock issuances         1,363,194       193,527       313,123
          Stock issued in
            settlement of current
            liabilities             2,424,587     1,822,021     1,879,315
          Loss (gain) on
            settlement of various
            legal disputes and
            other claims               15,724      (104,061)      (15,611)
          Gain on sale of
            investments and
            subsidiary to related
            parties                    -         (1,273,629)   (3,313,398)
          Loss on disposal of
            fixed assets                6,383         -            -
          Loss on sale of
            machinery previously
            held under sales-type
            lease                     178,500         -            -
          (Increase) decrease in
            operating assets,
            net:
              Accounts and notes
                receivable          1,167,618      (520,699)    1,233,627
              Costs and estimated
                earnings in
                excess of
                billings on
                uncompleted
                contracts          (3,749,367)      124,603        41,409
              Inventories             731,342       145,898       298,813
              Sales-type lease
                receivables            -           (922,338)     (503,503)
       See accompanying notes to consolidated financial statements.

                           FONAR CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       For the Years Ended June 30,
                                 ---------------------------------------
                                     1995          1994          1993
                                  -----------   -----------   -----------
              Collection of
                principal on
                sales-type leases      92,204       480,968       548,080
              Assets held for
                resale                 10,000       (10,000)        -
              Prepaid expenses
                and other current
                assets              1,163,034       160,751      (214,185)
              Other assets                199        11,299         2,909
              Receivables and
                advances to
                affiliates and
                related parties    (4,642,270)   (5,022,066)   (1,698,845)
          Increase (decrease) in
            operating
            liabilities, net:
              Accounts payable
                and income taxes   (1,305,728)      970,128       188,960
              Other current
                liabilities          (164,736)   (2,263,388)     (141,525)
              Customer advances      (371,150)       14,368       (89,463)
              Billings in excess
                of costs and
                estimated
                earnings on
                uncompleted
                contracts              11,102       (51,294)       51,294
              Other liabilities      (102,257)          910      (223,841)
                                  -----------   -----------   -----------
             NET CASH (USED IN)
              PROVIDED BY
              OPERATING
              ACTIVITIES           (2,738,423)   (3,764,342)    1,455,465
                                  -----------   -----------   -----------

           See accompanying notes to consolidated financial statements.

                           FONAR CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           For the Years Ended June 30,
                                     ---------------------------------------
                                         1995          1994          1993
                                     -----------   -----------   -----------
    CASH FLOWS FROM INVESTING
      ACTIVITIES
        Purchases of property and
          equipment, net of capital
          lease obligations of
          $-0-, $340,895 and $-0-
          for the years ended June
          30, 1995, 1994 and 1993,
          respectively              $   (80,870)  $  (998,308)  $  (340,504)
        Cost of capitalized
          software development         (281,052)     (373,256)     (938,926)
        Cost of patents and
          copyright                  (1,365,273)   (1,799,126)     (474,848)
                                    -----------   -----------    -----------
             NET CASH USED IN
              INVESTING ACTIVITIES   (1,727,195)   (3,170,690)   (1,754,278)
                                    -----------   -----------    -----------
     CASH FLOWS FROM FINANCING
      ACTIVITIES
        Proceeds from borrowings,
          net of capital lease
          obligations                   282,346          -          223,630
        Repayment of borrowings and
          capital lease obligations  (1,762,145)   (2,074,771)   (2,887,827)
        Issuance of common stock          9,797       117,602       177,932
        Repayments of notes
          receivable in connection
          with shares issued under
          stock option and bonus
          plans                       8,625,641     8,469,820     2,565,957
        Proceeds from issuance of
          partnership units to
          minority interests             -            773,134        -
                                    -----------   -----------   -----------
             NET CASH PROVIDED BY
              FINANCING ACTIVITIES    7,155,639     7,285,785        79,692
                                    -----------   -----------   -----------
     INCREASE (DECREASE) IN CASH      2,690,021       350,753      (219,121)
     CASH - BEGINNING OF YEAR           576,707       225,954       445,075
                                    -----------   -----------   -----------
     CASH - END OF YEAR             $ 3,266,728   $   576,707   $   225,954
                                    ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1995


             NOTE 1  -  BUSINESS, RISKS AND CONTINUED OPERATIONS

                     Since its incorporation in 1978, FONAR Corporation and Subsidiaries ("the Company") has engaged in the research, development, production and marketing of medical scanning equipment which uses principles of Magnetic Resonance Imaging ("MRI") for the detection and diagnosis of human diseases. In addition to deriving revenues from the direct sale of MRI equipment, revenue is also generated from its installed base of customers through its service and upgrade programs.

                     The patented technology underlying the Company's principal and planned products is either owned by the Company or has been exclusively licensed to the Company by its Chairman of the Board, President and principal stockholder. The license provides for termination at the option of the grantor, upon occurrence of certain events. Such events include, among other things, the removal of the grantor from his position as Chairman of the Board or President of the Company; and/or a dilution of the grantor's voting control such that another stockholder or group of stockholders acquire voting rights equal to or greater than that of the grantor.

                     The Company operates in a high technology marketplace, in competition with other manufacturers and service providers having far greater financial resources than its own. The past success of the Company related substantially to the early development and exploitation of the MRI machine. FONAR's sales advantage over its larger and financially stronger competitors, is aided substantially by the various proprietary patents and copyrights covering such products and technologies. Since inception FONAR has vigorously litigated any suspected infringements of its patents and copyright. During the year ended June 30, 1994, FONAR settled one such action and received in the aggregate $1.1 million. On September 2, 1992, the Company filed a patent infringement suit against two of its largest competitors, General Electric and Hitachi. During April 1995, the Company reached a settlement with Hitachi. In October 1995, the court awarded FONAR a judgement of $62 million, plus interest, and issued an injunction (stayed pending appeal) prohibiting General Electric from future violations. Recently, FONAR has commenced additional lawsuits against other competitors claiming infringement on various patents related to the MRI machine and upgrades. (see note 15 for a more detailed discussion of these lawsuits).

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1995

             NOTE 1  -  BUSINESS,    RISKS    AND    CONTINUED   OPERATIONS
                        (Continued)

                     As discussed below, during October 1993 and March 1994, the Company developed the "Quad 12000" and the "Quad 7000", respectively. FONAR received FDA approval to market the Quad 7000 in April 1995 and is awaiting approval for the Quad 12000. These new products have numerous patents filed by FONAR covering various features and designs. The Company strongly believes that these new products will substantially increase its revenue.

                     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained operating losses of $6,433,391 and $2,471,897 for the years ended June 30, 1995 and 1994, respectively, and has a working capital deficiency of $5,351,227 at June 30, 1995. The working capital deficiency at June 30, 1995 includes the reclassification of long-term debt and capital lease obligations of approximately $408,000 to current maturities. Notwithstanding that the Company has continued to make regular payments on these obligations, that reclassification considers the fact that the Company was in arrears on those obligations. Further, much of the Company's accounts payable is overdue and the Company was in arrears on various taxes.

                     The success of the Company's future operations is dependent, therefore, on the Company's ability to overcome the financial difficulties that exist, restructure and/or maintain its existing credit privileges and, if necessary, obtain additional financing when needed.

                     In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken, as discussed below, to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1995

             NOTE 1  -  BUSINESS,    RISKS    AND    CONTINUED   OPERATIONS
                        (Continued)

                     The Company's  business plan  addresses its  financial
                     difficulties. The plan is based to a substantial extent, on the successful implementation of several new programs designed to position the Company for long-term growth and expansion. The plan has, as its objective, the enhancement and stabilization of revenue streams through the generation of additional income from its installed base of over 100 scanners and the expansion of its leasing programs.

                     In addition, the Company instituted strict cost-containment programs, while continuing to maintain an aggressive investment in research and development.

                     Recently, the Company has developed new scanner products and various software enhancements, including the "Quad 12000" and the "Quad 7000" MRI scanners. These products will enhance the quality of the image at greater efficiency, while reducing the cost of scan prices.

                     In April of 1995, FONAR received FDA approval to market its Quad 7000 MRI scanner in the United States. FONAR will formally introduce this new MRI at the annual meeting of the Radiological Society of North America ("RSNA") this November in Chicago, Illinois. The RSNA show is noted to be the largest medical meeting in the world.

                     The Company's sales and marketing activities for the Quad 7000 commenced in June of 1995, and to date, FONAR has received four confirmed orders. Sales and marketing activities are expected to substantially increase commencing with the RSNA show in November of 1995.

                     Because of the Quad's non-claustrophobic patient environment, its high quality of diagnostic pictures, its low price, and its suitability for meeting the continuing demands for low cost medical care, the Company expects vigorous sales activities in fiscal 1996.

                     As a result of these new products and other research and development, the Company is positioning itself to increase sales and improve its competitive position in the industry.

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1995

             NOTE 1  -  BUSINESS,    RISKS    AND    CONTINUED   OPERATIONS
                        (Continued)

                     The Company will continue to aggressively develop and market upgrades and enhancements to its previously installed base of more than 100 scanners. The Company expects to realize the benefits of its research and development activities as the new products are released and marketed to existing and potential new customers.

                     Also, the Company's plan calls for a continuing emphasis on providing its customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices.

                     The Company expects to reduce its working capital deficiency during fiscal 1996. This is to be accomplished by internally generated cash from operating profit and the refinancing and/or restructuring of maturity terms of certain loans now classified as short-term obligations. The Company is currently negotiating with several lending institutions to refinance and/or restructure these obligations. In addition, the Company plans to pursue equity financing alternatives.

                     The Company believes that the above mentioned financing arrangements and increased revenue from its new products and its sizable installed base will provide the cash flows needed to achieve the sales, service and production levels necessary to support its operations. In addition, the Company is exploring other more permanent financing alternatives which may become available during fiscal 1996 as the anticipated success of the previously described programs become evident.

             NOTE 2  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                     Principles of Consolidation
                     ---------------------------
                     The consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries/ partnership and its proportionate share in the accounts of all joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation.

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1995

             NOTE 2  -  SUMMARY   OF   SIGNIFICANT    ACCOUNTING   POLICIES
                        (Continued)

                     Inventories
                     -----------
                     Inventories consist of purchased parts, components and supplies, as well as work-in-process, and are stated at the lower of cost (materials, labor and overhead determined on the first-in, first-out method) or market.

                     Reclassifications
                     -----------------
                     Certain reclassifications were made to prior year balances to conform to current year presentation.

                     Property and Equipment/Assets Held for Resale
                     ---------------------------------------------
                     Property and equipment are stated at cost.

                     Depreciation of property and equipment is calculated on a straight-line basis using the estimated useful lives of the assets.
                                                               Years
                                                              -----
                                Offsite research scanner        7
                                Research,   development
                                and demonstration equipment    2-7
                                Machinery and equipment        5-8
                                Furniture and fixtures         5-10
                                Property under lease           5-7
                                Property held for lease         7

                     Maintenance and repairs are charged to expense as incurred; renewals or betterments are capitalized.

                     The Company leases a portion of its property and equipment under leases, pursuant to which the Company retains all the benefits and risks inherent in ownership of the related property. Such leases are accounted for as capital leases. The related assets and liabilities are recorded at amounts equal to the lesser of the present value of the minimum lease payments, or the fair market value of the leased equipment, at the inception of the lease. Such assets are amortized using the straight-line method over their economic useful lives, generally 5 to 7 years. Interest expense relating to the lease liability is recorded to effect constant rates of interest over the terms of the leases.

                     Assets held for resale as of June 30, 1995 and 1994 represent one and two MRI scanners, respectively.

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1995

             NOTE 2  -  SUMMARY   OF   SIGNIFICANT    ACCOUNTING   POLICIES
                        (Continued)

                     Intangible Assets
                     -----------------
                     1) Capitalized Software Development Costs

                        Certain software development costs incurred subsequent to the establishment of the software's technological feasibility and completion of the research and development on the product hardware, in which it is to be used, are required to be capitalized. Capitalization ceases when the product is available for general release to customers, at which time amortization of capitalized costs begins. The amortization period ranges from 3 to 5 years using the straight-line method.

                     2) Other Intangible Assets

                        Amortization is calculated on the straight-line basis over periods ranging from 5 to 17 years.

                     Revenue Recognition
                     -------------------
                        Revenue on sales contracts for scanners is recognized under the percentage-of-completion method. The Company manufactures its scanners under specific contracts that provide for progress payments. Production and installation take approximately six months. The percentage of completion is determined by the ratio of costs incurred to date on completed sub-assemblies to the total estimated cost for each scanner.

                        Contract costs include material, direct labor and overhead. Provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. The asset, "Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts", represents revenues recognized in excess of amounts billed. The liability, "Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts", represents billings in excess of revenues recognized.

                        Revenue on service and management contracts are recognized on the straight-line method over the related contract period.

                        Revenue from sales of other items are recognized upon shipment.

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1995

             NOTE 2  -  SUMMARY   OF   SIGNIFICANT    ACCOUNTING   POLICIES
                        (Continued)

                     Research and Development Costs
                     ------------------------------
                     Research and development costs are charged to expense as incurred. The costs of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses (either in research and development, marketing or production), are classified as property and equipment and depreciated over their estimated useful lives. Certain software development costs are capitalized. See property and equipment and intangible assets (capitalized software development costs) sections of this note.

                     Income Taxes
                     ------------
                     The  Company  has  adopted  the  Financial  Accounting
                     Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS 109) effective July 1, 1993. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Adoption of the statement did not have a material effect on the accompanying financial statements.

                     Product Warranty
                     ----------------
                     The Company provides currently for the estimated cost to repair or replace products under warranty provisions in effect at the time of installation (generally for one year).

                     Customer Advances
                     -----------------
                     Cash advances and progress payments received on sales orders are reflected as customer advances until such time as revenue recognition begins.

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1995

             NOTE 2  -  SUMMARY   OF   SIGNIFICANT    ACCOUNTING   POLICIES
                        (Continued)

                     Per Share Data
                     --------------
                     Net (loss) income per common and common equivalent share has been computed based on the weighted average number of common shares and common stock equivalents outstanding during the year. No effect has been given to options outstanding under the Company's Stock Option Plans as no material dilutive effect would result from the exercise of these items. During 1995, a stock dividend of Class A non-voting preferred stock was declared (Note 10). Earnings per share and weighted average shares have been restated to reflect the stock dividend.

                     Cash and Cash Equivalents
                     -------------------------
                     The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents.

                     Concentration of Credit Risk
                     ----------------------------
                     Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash, trade accounts receivable, notes receivable, investment in sales-type leases and investments, advances and notes to affiliates and related parties. Ongoing credit evaluations of customers' financial condition are performed. The Company generally retains title to the MRI scanners that it sells until the scanners have been paid in full. The Company's customers are concentrated in the industry of providing MRI scanning services.

                     Various related parties (Note 3), accounted for approximately 51%, 39%, and 21% of revenues for the years ended June 30, 1995, 1994 and 1993, respectively, and 68% and 61% of total assets at June 30, 1995 and 1994, respectively.

                     At June 30, 1995, the Company had cash deposits totalling $3,028,000 in excess of federally insured limits.

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1995

             NOTE 3  -  INVESTMENTS, ADVANCES AND  NOTES TO AFFILIATES  AND
                        RELATED PARTIES

                     Limited Partnerships
                     --------------------
                     The Company's majority-owned subsidiary, Advanced Medical Diagnostics Corporation (AMD) was a general partner in four limited partnerships. During the year ended June 30, 1994, AMD's partnership interests in these partnerships were sold to certain related parties as discussed below. For acting as the Managing General Partner, AMD was entitled to receive a fee for providing management and administrative services to the partnerships. AMD's investment in the limited partnerships was accounted for under the equity method.

                     Allocation of partnership profits and losses to the general partners is based on 1% of partnership net income with potential increases to as high as 50%, depending on partnership operating results reaching certain levels as defined in the partnership agreements.

                     FONAR was entitled to receive annual consulting fees from one of the limited partnerships of $75,000, plus annual escalations (which totalled $58,374, $49,649 and $41,494 for fiscal years 1995, 1994 and 1993, respectively), and pursuant to a service and maintenance contract for the partnership's scanner unit, an annual service fee of $105,000. FONAR also has service and maintenance contracts on each unit owned by the three other partnerships and is entitled to receive service fees thereunder (which approximated $259,000, $263,000 and $235,000 for fiscal years 1995,
                     1994 and 1993, respectively). Income from upgrades, repairs and maintenance, supplies and other services approximated $22,000, $-0- and $648,000 for fiscal years 1995, 1994, and 1993 respectively. Operating results for fiscal 1995, 1994 and 1993 include $390,000, $493,000 and $1,108,000, respectively, of such fees.

                     Additionally, AMD has advanced funds from time to time to the partnerships for their respective working capital requirements.

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1995

             NOTE 3  -  INVESTMENTS, ADVANCES AND  NOTES TO AFFILIATES  AND
                        RELATED PARTIES (Continued)

                     During the year ended June 30, 1994, AMD sold its interests in a partnership operating an MRI scanning center in Southfield Michigan to Raymond V. Damadian, M.D. MRI Scanning Centers Management Co., Inc. ("RVDC"), a Delaware Corporation of which Dr. Raymond
                     V. Damadian, Chairman and President of the Company, is sole shareholder, Director and Officer for $600,000. The purchase price is payable with interest at 10% per annum, over a period of 48 months commencing October 1, 1993 as follows: $2,000 per month for the first year, $8,333 per month for the second year, $16,666 per month for the third year and $20,909 for the fourth and fifth years.

                     During the year ended June 30, 1994, AMD sold its interests in a partnership operating an MRI scanning center in Melbourne, Florida to Melbourne Magnetic Resonance Imaging, P.A. (the "Melbourne Center"), for a purchase price of $150,000. The purchase price is payable, with interest at 10% per annum, over a period of 15 months commencing September 1, 1995 as follows:
                     $13,500 per month for the first fourteen months and $1,185 for the fifteenth month. The Melbourne Center is a Florida professional corporation of which Raymond
                     V. Damadian is the sole stockholder, Director and President.

                     During the year ending June 30, 1994, AMD sold to Dade County MRI, P.A. (the "Dade County Center") its interests in a partnership which had formerly operated an MRI scanning center in Miami, Florida, but is now inactive. The purchase price of $100,000 is payable, with interest at 10% per annum, at the rate of $2,124 per month over a period of 60 months commencing 90 days after the scanner is placed in service. The Dade County Center is a Florida professional association of which Raymond V. Damadian is the sole stockholder, Director and President.

                     During the year ended June 30, 1994, AMD sold its interests in a partnership operating an MRI scanning center in San Francisco to RVDC. The purchase price of $265,000 is payable, with interest at 10% per annum, at the rate of $9,405 per month over a period of 36 months commencing January 1, 1995.

                     As of June 30, 1995 and 1994 the Company was due $1,900,819 and $1,873,511 respectively, from the Limited Partnerships for service contracts, upgrades, fees and expenses.

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1995

             NOTE 3  -  INVESTMENTS, ADVANCES AND  NOTES TO AFFILIATES  AND
                        RELATED PARTIES (Continued)

                     Joint Ventures
                     --------------
                     Pursuant  to  an agreement  dated  April  6,  1993,  a
                     professional association, of which Dr. Raymond V. Damadian, Chairman and President of the Company, is sole shareholder, Director and Officer, agreed to purchase the Company's partnership/joint venture interest in two MRI scanning centers for a purchase price of $3,200,000. The agreement provides for the payment of the purchase price as follows: $200,000 no later than June 30, 1993 and the balance in 36 equal monthly installments of principal and interest (8% per annum) in the amount of $46,759 and one final installment of principal in the amount of $1,915,324.

                     During the year ended June 30, 1994, AMD sold its interest in a joint venture operating an MRI scanning center in Philadelphia, Pennsylvania to Liberty MRI, P.C. (the"Liberty Center"). The purchase price of $400,000 is payable, with interest at 10% per annum, at a rate of $9,349 per month over a period of 60 months commencing July 1, 1995. The Liberty Center is a Pennsylvania professional corporation of which Raymond V. Damadian is the sole stockholder, Director and President.

                     Revenues and income from operations recorded by FONAR related to these joint ventures for the years ended June 30, 1995, 1994 and 1993 were as follows:

                                               1995       1994         1993
                                            --------    --------     --------
                     Revenues                    -      $179,302     $905,736
                                            ========    ========     ========
                     Income from operations   $  -      $ 17,304     $382,000
                                            ========    ========     ========

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1995

             NOTE 3  -  INVESTMENTS, ADVANCES AND  NOTES TO AFFILIATES  AND
                        RELATED PARTIES (Continued)

                     Advances to and Notes Due from Related Parties
                     ----------------------------------------------
                     On April 7, 1989, Donna Damadian, the spouse of Dr. Raymond V. Damadian, Chairman and President of the Company, purchased from the Company a scanner for a purchase price of $1,508,000,
                     representing   an    arms-length          transaction
                     consistent with what unrelated third parties have paid for similar equipment. Of such purchase price, $1.2 million was paid in cash and the balance was evidenced by a promissory note of even date. At June 30, 1991, the note, including accrued interest thereon, was paid in full. Donna Damadian leased such scanner to the Macon MRI, P.C. ("Macon Center"), a corporation wholly owned by
                     and   of which Dr. Damadian is the President.

                     Since May 1990, RVDC has been party to a standard service agreement with the Company for the servicing of the scanner at the Macon Center. The annual price is $120,000, which is the standard price charged to the Company's other customers for like equipment.

                     During the year ended June 30, 1990, RVDC assumed from the original lessees the obligations under two separate lease agreements for MRI scanners with the Company. Each lease was originally classified by the Company and continues to qualify as a sales-type lease. Effective June 30, 1991, the lease agreements were restructured to provide for new five-year terms, commencing June 30, 1991, and the aggregate monthly payments were fixed at $73,760 eliminating the previous per scan fee. RVDC can purchase the machines at their then outstanding lease value at any time, without penalty. In addition, since service and maintenance for the scanner is not included under the new leases, RVDC has been a party to two standard service agreements since June 30, 1991. The annual price is currently $120,000 per contract and the term of the current one-year service contracts runs from June 30, 1994 to June 29, 1995.

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1995

             NOTE 3  -  INVESTMENTS, ADVANCES AND  NOTES TO AFFILIATES  AND
                        RELATED PARTIES (Continued)

                        During the year ended June 30, 1990, RVDC agreed to assume the financial and other obligations of the original lessee under a lease for mobile scanner dated June 29, 1988, on the same terms and conditions as the original lessee. The lease was originally classified by the Company as a sales-type lease. Effective June 30, 1991, the lease arrangements were restructured to provide for a five year term, commencing June 30, 1991 and the monthly payment was fixed at $35,167, eliminating the previous per scan fee (with a minimum monthly payment of $40,000). Effective December 1, 1993, RVDC assigned its purchase option under the lease to Albany Magnetic Imaging Center, P.C., a Georgia professional corporation of which Raymond V. Damadian is the sole stockholder, Director and President ("Albany Center") and the Albany Center concurrently exercised the option and purchased the scanner from the Company for a purchase price of $1,128,844. Of the purchase price, $574,077 is to be paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner. Such indebtedness to the lender is to be retired pursuant to a new equipment finance lease between the lender and the Albany Center, guaranteed by the Company providing for 18 monthly payments of $35,000 each. Following payment of the lease, the remaining $554,767 of the purchase price due to the Company will be paid pursuant to a promissory note, with interest at 10% per annum, over an 18 month term (17 payments of $35,000 each and one final payment of $2,454).

                        By  agreement  dated  June  27,  1990,  Tallahassee
                        Magnetic Resonance Imaging, Inc., a Florida corporation, of which Raymond V. Damadian is the sole shareholder, Director and Officer ("TMRI"), leased from the Company one mobile scanner for a period of five years. The Company classified this lease as a sales-type lease and, accordingly, recorded revenue of $1,700,000 during the year ended June 30, 1990. This transaction represents an arms length transaction consistent with what unrelated third parties have paid under similar lease agreements.

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1995

             NOTE 3  -  INVESTMENTS, ADVANCES AND  NOTES TO AFFILIATES  AND
                        RELATED PARTIES (Continued)

                        Effective June 30, 1991, the lease agreement was restructured to provide for a new five-year term, commencing June 30, 1991, and the monthly payment was fixed at $43,217, eliminating the previous per scan fee. TMRI can purchase the machine at its then outstanding lease value at any time, without penalty. In addition, since service and maintenance for the scanner are not included under the new lease, TMRI has been a party to a standard service agreement for the scanner since June 30, 1991. The annual price is currently $120,000 and the term of the current one-year service contract runs from June 30, 1995 to June 29, 1996.

                        As of June 30, 1991, $1,996,100 of additional indebtedness of RVDC due to FONAR was incorporated into a note, payable over a five-year period with interest at the rate of 10% per annum. During the year ended June 30, 1992, the note was amended to incorporate additional indebtedness incurred during the year. The amended note is for $4,284,692 and is payable over a five-year period with interest at the rate of 10% per annum. The RVDC note is collateralized by the assets of RVDC, and guaranteed by the various RVDC scanning centers.

                        During the year ended June 30, 1991, the Company sold upgrades to TMRI aggregating $69,000. As part of the restructuring, the net investment in sales-type lease was increased by $500,000, which represents $69,000 in upgrades, and a refinancing of past due lease payments of $431,000.

                        In addition to the above restructuring, $169,200 of indebtedness of TMRI to FONAR was incorporated into a note payable over a five-year period with interest at the rate of 10% per annum. During the year ended June 30, 1992, the note was amended to incorporate additional indebtedness incurred during the year. The amended note is for $803,272 and is payable over a five-year period, with interest at the rate of 10% per annum.

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1995

             NOTE 3  -  INVESTMENTS, ADVANCES AND  NOTES TO AFFILIATES  AND
                        RELATED PARTIES (Continued)

                        During the year ended June 30, 1992, RVDC agreed to assume the financial and other obligations of the original lessee under a lease for a mobile scanner dated June 30, 1989 and restructured the terms to provide for a monthly payment of $24,421 commencing April 1, 1992 and extended the term of the lease seven years from that date. The lease was originally classified by the Company as a sales-type lease. Effective December 1, 1993, RVDC assigned its purchase option under the lease to Daytona Beach Magnetic Resonance Imaging, P.A., a Florida professional association of which Raymond
                        V. Damadian is the sole shareholder, Director and President ("Daytona Beach Center") and the Daytona Beach Center exercised the option and purchased the scanner from the Company for a purchase price of $1,416,717. Of the purchase price, $328,044 is to be paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner. Such indebtedness to the lender is to be retired pursuant to a new equipment finance lease between the lender and the Daytona Beach Center, guaranteed by the Company, providing for 18 monthly payments of $20,000 each. The remaining $1,088,673 of the purchase price due to the Company will be paid pursuant to a promissory note, with interest at 10% per annum, over a 45 month term commencing July 1, 1994 as follows: eleven installments of $15,000 each, thirty-three installments of $35,000 each and one installment of $19,097.

                        During the year end June 30, 1992, RVDC agreed to lease one of the Company's mobile scanners for a term of five years at a monthly lease payment of $36,119 commencing January 1, 1992. The lease was originally classified by the Company as a sales-type lease. Effective June 30, 1994, RVDC assigned its purchase option under the lease to Melville MRI, P.C., a New York professional corporation of which Raymond V. Damadian is the sole shareholder, Director and President ("Melville Center") and the Melville Center concurrently exercised the option and purchased the scanner from the Company for a purchase price of $1,011,431. Of the purchase price, $900,000 is to be paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner pursuant to a note bearing interest at 14% per annum and providing for 60 monthly payment of $20,700 each. The remaining $111,431 of the purchase price is to be paid

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1995

             NOTE 3  -  INVESTMENTS, ADVANCES AND  NOTES TO AFFILIATES  AND
                        RELATED PARTIES (Continued)
                        concurrently with the payments to the lender pursuant to a note, with interest at 10% per annum, providing for 60 monthly payments of $2,367 each.

                        During the year ended June 30, 1992, RVDC agreed to lease one of the Company's scanners for a monthly lease payment of $18,081 for a period of seven years commencing April 1, 1992. The Company classified this lease as a sales-type lease. RVDC in turn provided the use of the scanner to Damadian MRI at Astoria, P.C. (the "Astoria Center"), a New York professional corporation of which Raymond V. Damadian is the sole shareholder, Director and President. Effective November 13, 1993, the lease between the Company and RVDC was restructured with the terms to provide for monthly payments of $16,978 each commencing February 1, 1994.

                        During the year ended June 30, 1992, FONAR entered into contracts to sell four MRI scanners to RVDC for a purchase price of $1,000,000 per machine, recognizing, on a percentage of completion basis, revenue of $3,249,825 (see Note 4). RVDC will utilize the scanners at sites located in Bayside, Elmhurst, Islandia and Forest Hills, New York. Each of the four sales agreements provide for a 10% down payment within 30 days of signing, 10% within 30 days of delivery of the magnet and shielded room and 80% pursuant to a promissory note to be given upon acceptance of the scanner, said note providing for 84 monthly payments of $12,469 each, including interest at 8% per annum. Each note is secured by the scanner to which it relates. During November 1993, one of the sales agreements with RVDC was terminated and the Company then leased the scanner to Damadian MRI at Islandia, P.C. ("Islandia") for a period of seven years. The Company classified this lease as a sales-type lease for $1,000,000. This transaction represents an arm's length transaction consistent with what unrelated third parties have paid under similar lease agreements. The lease provides for monthly payments aggregating $15,586. During March 1995, $224,657 of the note related to the Elmhurst scanner was reduced by the assumption of the Company's indebtedness.

                        During the year ended June 30, 1993, RVDC leased from the Company one scanner for a period of seven years. The Company classified this lease as a sales-type lease and, accordingly, recorded revenue of $1,000,000. This transaction represents an arm's length transaction consistent with what

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1995

             NOTE 3  -  INVESTMENTS, ADVANCES AND  NOTES TO AFFILIATES  AND
                        RELATED PARTIES (Continued)

                        unrelated  third parties  have  paid  under similar
                        lease agreements.   The lease  provides for monthly
                        payments aggregating $15,586.

                        In addition, since service and maintenance for the scanner are not included under the new leases, RVDC has been a party to an additional standard service agreement. The annual price is currently $120,000 and the term is for one year.

                        Pursuant to an agreement dated March 31, 1993, RVDC agreed to purchase the Company's general partnership interest (approximately 92% of the partnership) in a partnership owning and operating an MRI scanning center in Bensonhurst (Brooklyn), New York ("the Bensonhurst Center"). The purchase price of $923,000 is payable in 84 equal monthly installments of $14,386 each commencing May 1, 1993, which amount includes principal and interest at the rate of 8% per annum amortized over the term.

                        Pursuant to a sales agreement dated June 30, 1993, RVDC agreed to purchase an MRI scanner from the Company which RVDC is planning to utilize at a site located in Coral Gables, Florida (the "Coral Gables Center"). The sales agreement provides for a purchase price of $1,000,000 payable in installments as follows: (1) 10% down payment within 30 days of execution; (2) 10% within 30 days of delivery of the magnet and shielded room, and
                        (3) 80% in 84 monthly installments of $12,468 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner. The Scanner is expected to be completed during fiscal 1996.

                        During the year ended June 30, 1994, the Company entered into a contract to sell an MRI scanner to RVDC which RVDC is planning to utilize at a site located in Manhattan, New York, recognizing revenue of $800,000. The sales agreement provides for a purchase price of $800,000 payable in installments as follows: (1) $100,000 down payment within 30 days of execution, (2) $700,000 in 84 monthly installments of $11,347 (inclusive of interest at 8% per annum commencing January 1, 1995) pursuant to a promissory note executed by RVDC upon acceptance of the scanner.

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1995

             NOTE 3  -  INVESTMENTS, ADVANCES AND  NOTES TO AFFILIATES  AND
                        RELATED PARTIES (Continued)

                        During the year ended June 30, 1994, the Company entered into a contract to sell an MRI scanner to RVDC which RVDC is planning to utilize at a site located in Israel, recognizing revenue of $1,000,000. The sales agreement provides for a purchase price of $1,000,000 payable in 84 monthly installments of $16,210 each (inclusive of interest at 8% per annum commencing January 1, 1995) pursuant to a promissory note executed by RVDC upon acceptance of the scanner.

                        During the year ending June 30, 1994 the Company entered into an agreement to sell a MRI scanner to RVDC which RVDC is planning to utilize at a site in Cape Coral, Florida recognizing, on a percentage of completion basis, revenue of $950,000. The agreement provides for a purchase price of $1,000,000 payable in installments as follows: (1) $100,000 down payment within 30 days of execution, and (2) $900,000 in 84 monthly installments of $14,028 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

                        During the year ended June 30, 1994 the Company entered into an agreement to sell an MRI scanner to RVDC which RVDC is planning to utilize at a site located in Orlando, Florida recognizing on a percentage of completion basis, revenue of $950,000. The agreement provides for a purchase price of $1,000,000 payable in installments as follows: (1) $100,000 down payment within 30 days of execution, and (2) $900,000 in 84 monthly installments of $14,028 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

                        Pursuant to an agreement dated March 31, 1994, the Company sold an MRI scanner to Ellwood City MRI Center Limited Partnership, a Pennsylvania limited partnership of which RVDC is the general partner. The sales agreement provided for a purchase price of $400,000, of which the first $200,000 was paid subsequent to the fiscal year end and the second $200,000 will be paid by the transfer of RVDC's distributions until the sum of $200,000 is reached. The partnership is utilizing the scanner to set up an MRI scanning center in Ellwood City, Pennsylvania.

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     JUNE 30, 1995

             NOTE 3  -  INVESTMENTS, ADVANCES AND  NOTES TO AFFILIATES  AND
                        RELATED PARTIES (Continued)

                        Effective July 1994, RVDC assigned its purchase option under the lease to Deerfield Magnetic
                        Resonance Imaging P.A., a Florida professional association of which Raymond V. Damadian is the sole shareholder, Director and President ("Deerfield Center") and the Deerfield Center exercised the option and purchased the scanner from the Company for a purchase price of $962,185. Of the purchase price, $311,934 is to be paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner. Such indebtedness is to be retired pursuant to a new equipment finance lease between the lender and the Deerfield Center, guaranteed by the Company, providing for 17 monthly payments of $30,520 and a final payment of the remaining principal balance plus unpaid interest. The remaining $454,005 of the purchase price due to the Company will be paid pursuant to a promissory note with interest at 10% per annum, over a 17-month term commencing January 1, 1996 as follows: sixteen installments of $30,000 each and one installment of $7,275.

                        During the year ended June 30, 1995, the Company entered into a contract to sell an MRI scanner to RVDC, which RVDC is planning to utilize at a site in Fort Lauderdale, Florida recognizing on a percentage of completion basis, revenue of $549,032. The agreement provides for a purchase price of $800,000 payable in installments as follows: (1) $80,000 down payment within 90 days of execution, and (2) $720,000 in 84 monthly installments of $11,222 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

                        During the year ended June 30, 1995, the Company entered into a contract to sell an MRI scanner to RVDC, which RVDC is planning to utilize at a site in Leeds, England recognizing on a percentage of completion basis, revenue of $707,862. The agreement provides for a purchase price of $800,000 payable in installments as follows: (1) $80,000 down payment within 90 days of execution, and (2) $720,000 in 84 monthly installments of $11,222 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1995

          NOTE 3    -    INVESTMENTS, ADVANCES AND  NOTES TO AFFILIATES AND
                         RELATED PARTIES (Continued)

                         During the year ended June 30, 1995, the Company entered into a contract to sell an MRI scanner to RVDC, which RVDC is planning to utilize at a site in Birmingham, England recognizing on a percentage of completion basis, revenue of $760,000. The agreement provides for a purchase price of $800,000 payable in installments as follows: (1) $80,000 down payment within 90 days of execution, and (2) $720,000 in 84 monthly installments of $11,222 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

                         During the year ended June 30, 1995, the Company entered into a contract to sell an MRI scanner to RVDC, which RVDC is planning to utilize at a site in Boca Raton, Florida recognizing on a percentage of completion basis, revenue of $524,042. The agreement provides for a purchase price of $800,000 payable in installments as follows: (1) $80,000 down payment within 90 days of execution and (2) $720,000 in 84 monthly installments of $11,222 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

                         During the year ended June 30, 1995, the Company entered into a contract to sell an MRI scanner to RVDC, which RVDC is planning to utilize at a site in St. Petersburg, Florida recognizing on a percentage of completion basis, revenue of $699,667. The agreement provides for a purchase price of $800,000 payable in installments as follows: (1) $80,000 down payment within 90 days of execution and (2) $720,000 in 84 monthly installments of $11,222 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

                         During the year ended June 30, 1995, the Company entered into a contract to sell an MRI scanner to RVDC, which RVDC is planning to utilize at a site in Sarasota, Florida recognizing on a percentage of completion basis, revenue of $405,240. The agreement provides for a purchase price of $800,000 payable in installments as follows: (1) $80,000 down payment within 90 days of execution and (2) $720,000 in 84 monthly installments of $11,222 each (inclusive of interest at 8% per

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1995

          NOTE 3    -    INVESTMENTS, ADVANCES AND NOTES  TO AFFILIATES AND
                         RELATED PARTIES (Continued)

                         annum)   pursuant  to  a  promissory  note  to  be
                         executed by RVDC upon acceptance of the scanner.

                         During the year ended June 30, 1995, the Company entered into a contract to sell an MRI scanner to RVDC, which RVDC is planning to utilize at a site in Largo, Florida recognizing on a percentage of completion basis, revenue of $707,860. The agreement provides for a purchase price of $800,000 payable in installments as follows: (1) $80,000 down payment within 90 days of execution and (2) $720,000 in 84 monthly installments of $11,222 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

                         As of June 30, 1995 the Company had entered into various service contracts with RVDC and other related entities as described above. The service contracts aggregating $2,015,781, are for one year terms and expire at various dates.

                         During the years ended June 30, 1995, 1994 and 1993, the Company sold (at standard prices) various upgrades to RVDC aggregating $338,000, $126,000 and $299,000, respectively.

                         During the years ended June 30, 1995, 1994 and 1993, the Company received a fee and reimbursed expenses for the use of its computer system and personnel.

                         Pursuant to an agreement dated March 3, 1994, Network MRI, Inc. ("Network") engaged the Company to disassemble, transport and reinstall an MRI scanner purchased by Network from a third party. Luciano Bonanni, the Executive Vice President of the Company, is the President, Director and shareholder of Network. The agreement provides for a price of $120,000 payable as follows: (1) $5,000 upon the giving of notice by Network to commence the deinstallation; (2) $15,000 upon the completion of the installation of the magnet and shielded room, and (3) $100,000 in 36 monthly installments of $3,133 each (inclusive of interest at 8% per annum) pursuant to a note executed upon completion of the reinstallation.

                         FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1995

          NOTE 3    -    INVESTMENTS, ADVANCES AND NOTES  TO AFFILIATES AND
                         RELATED PARTIES (Continued)

                         Pursuant to an agreement dated June 20, 1994, MRI Enterprises, Inc. ("Enterprises"), a New York corporation of which Luciano Bonanni is the stockholder, Director and President, engaged the Company to disassemble, transport and reinstall an MRI scanner purchased by Enterprises from a third party. The agreement provided for a price of $120,000 payable as follows: (1) $5,000 upon the giving of notice by Enterprises to commence the deinstallation; (2) $15,000 upon the completion of the installation of the magnet and shielded room, and (3) $100,000 with interest at 8% per annum pursuant to a note executed upon completion of the reinstallation.

                         In addition, as of June 30, 1995, Enterprises assumed the liability of a third party to FONAR which had defaulted in its obligation to pay for service for an MRI scanner being provided by Enterprises to the third party. The liability, in the amount of $50,604 was assumed by Enterprises in exchange for FONAR assigning the accounts receivable to Enterprises. The liability is payable by Enterprises to FONAR amortized over a period of thirty-six months with interest at 8% per annum commencing on January 1, 1996.

                         Enterprises was indebted to the Company as at June 30, 1995, in the amount of $204,539 pursuant to a promissory note due January 15, 1995 in the original principal amount of $324,235 with interest at the rate of 10% per annum. The original principal amount of this note represents the liability of a third party to the Company for service and other items which was assumed by Enterprises in connection with Enterprises' acquisition of an MRI scanner and assumption of said party's finance lease covering the scanner.

                         The aggregate indebtedness of Enterprises and Network to the Company as at June 30, 1995 was $432,339.

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1995


          NOTE 3    -    INVESTMENTS, ADVANCES AND NOTES  TO AFFILIATES AND
                         RELATED PARTIES (Continued)

                         Pursuant to an agreement dated August 3, 1993, MRI Specialties, Inc. ("Specialties") engaged the Company to deinstall, transport and reinstall an MRI scanner purchased from a third party. Timothy Damadian, a Vice-President of the Company, is the stockholder, Director and President of Specialties. The agreement provides for a price of $120,000 payable in 36 monthly installments of $3,760 each (inclusive of interest at 8% per annum) pursuant to a note executed and delivered by Specialties upon the completion of the reinstallation. The scanner is owned by Canarsie MRI Associates ("Canarsie"), a joint venture partnership of which Specialties is an owner, and Canarsie is party to a service agreement for the scanner with the Company at an annual fee of $70,000 for the period September 1, 1994 through August 31, 1995 and $73,500 for the period September 1, 1995 through August 31, 1996. The annual fee for the following two annual periods will not exceed $77,000 and $80,500, respectively.

                         The aggregate indebtedness of Specialties and Canarsie to the Company as at June 30, 1995 was $142,925.

                         Income and expenses charged by the Company to RVDC, and related entities are approximately as follows:

                                                   1995      1994      1993
                                                --------- --------  ---------
                         Revenues recognized from
                           product sales      4,866,000 4,400,000 2,499,000
                         Interest income      1,851,000 1,829,000   814,000
                         Service fees         2,174,000 1,323,000   798,000
                         Fees and reimbursable
                           expenses           3,284,000 2,197,000   943,097

                         As of June 30, 1995 and 1994 the Company was due $4,742,459 and $3,306,462 respectively, from RVDC and other related companies for service contracts, upgrades, fees and expenses. As of June 30, 1995, notes receivable as described above include amounts in arrears aggregating $3,017,469.

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1995

          NOTE 4    -    COSTS  AND   ESTIMATED  EARNINGS   ON  UNCOMPLETED
                         CONTRACTS AND CUSTOMER ADVANCES

                    1) Information relating to uncompleted contracts as of June 30, 1995 and 1994 is as follows:

                                                              As of June 30,
                                                              --------------
                                                             1995       1994
                                                           -------    -------
                         Costs  incurred  on   uncompleted
                           contracts                     $4,373,423 $2,035,132
                         Estimated earnings               5,053,189  1,885,715
                                                          ---------  ---------
                                                          9,426,612  3,920,847
                          Less: Billings to date          2,432,500    665,000
                                                          ---------  ---------
                                                         $6,994,112 $3,255,847
                                                          =========  =========
                         Included in the accompanying consolidated balance sheets under the following captions:
                                                              As of June 30,
                                                              --------------
                                                             1995       1994
                                                           --------   --------
                         Costs and estimated earnings  in
                           excess of billings on
                           uncompleted contracts -
                           short-term                      $323,918   $401,166
                         Costs and estimated earnings  in
                           excess of billings on
                           uncompleted contracts -
                           long-term with related parties 6,681,296  2,854,681
                         Billings in excess of costs and
                           estimated earnings on
                           uncompleted contracts           (11,102)       -
                                                          ---------  ---------
                                                         $6,994,112 $3,255,847
                                                          =========  =========
                    2)   Customer advances consist of the following:
                                                              As of June 30,
                                                              --------------
                                                             1995       1994
                                                            ------     ------
                         Total advances from customers   $2,725,987 $1,329,637
                         Less: Advances from customers on
                            contracts under construction
                            (includes $1,160,000 and
                            $600,000 for 1995 and
                            1994, respectively, with
                            related parties)              2,432,500    665,000
                                                          ---------  ---------
                                                         $  293,487 $  664,637
                                                          =========  =========

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1995

          NOTE 5    -    INVENTORIES

                         Inventories included in the accompanying
                         consolidated balance sheets consist of:
                                                                  June 30,
                                                                 ----------
                                                             1995       1994
                                                          ---------  ---------
                     Purchased parts, components and
                       supplies                          $2,204,888 $2,705,954
                     Work-in-process                         90,439     69,976
                                                          ---------  ---------
                                                         $2,295,327 $2,775,930
                                                          =========  =========
          NOTE 6    -    LEASING OPERATIONS

                         Net Investment in Sales-Type Leases with Related
                         ------------------------------------------------
                           Parties
                           -------

                         The Company has entered into several lease agreements for its MRI scanners which are considered sales-type leases (see Note 3). Revenues for fiscal 1995, 1994 and 1993 include approximately $-0-, $1,000,000 and $1,000,000, respectively, from these sales-type leases. The Company's net investment in sales-type leases as at June 30, 1995 and 1994 is as follows:

                                                              June 30,
                                                              ---------
                                                         1995       1994
                                                       --------   ---------
                     Total   minimum  lease   payments
                       receivable                     $7,063,068 $8,549,161
                     Less:   Allowance  for   possible
                       losses                            115,000    115,000
                                                       ---------  ---------
                     Net    minimum   lease   payments
                       receivable                      6,948,068  8,434,161
                     Less: Unearned income               617,101  1,048,805
                                                       ---------  ---------
                     Net investment in sales-type
                       leases                         $6,330,967 $7,385,356
                                                      ========== ==========
                     Current portion                  $1,368,988 $1,569,427
                     Non-current portion               4,961,979  5,815,929
                                                      ---------- ----------
                                                      $6,330,967 $7,385,356
                                                      ========== ==========

                           FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 1995

          NOTE 6    -    LEASING OPERATIONS (Continued)

                    At June 30, 1995 and 1994, net investment in sales-type leases include amounts in arrears aggregating
                    $2,537,739 and $1,383,544, respectively.

                    a) During the year ended June 30, 1995, one purchase option was exercised by a related party for property and equipment under a sales-type lease with a remaining lease value of $962,185. In consideration for the property and equipment, the related party assumed $311,934 of the Company's debt.

                    b) During the year ended June 30, 1994, three purchase options were exercised by related parties for property and equipment under three sales type leases with a remaining lease value aggregating $3,566,991. In consideration for the property and equipment, related parties assumed $1,802,121 of the Company's debt and signed promissory notes to the Company aggregating $1,754,870 (Note 3).

                         Minimum lease payments to be received as at June 30, 1995 for each of the next five years and thereafter are as follows:

                              Years Ended
                                June 30,
                              -----------
                                 1996             $3,038,398
                                 1997                577,786
                                 1998                577,786
                                 1999                577,786
                                 2000                851,860
                                 2001 and
                                 thereafter        1,439,452
                                                  ----------
                                        Total     $7,063,068
                                                  ==========

          NOTE 7    -    PROPERTY AND EQUIPMENT

                    Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 1995 and 1994, is comprised of:

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1995

          NOTE 7    -    PROPERTY AND EQUIPMENT (Continued)
                                                               June 30,
                                                           ----------------
                                                           1995        1994
                                                        ---------   ----------
                     Offsite  research   scanner  (see
                     Note 13)                           $1,154,217  $1,154,217
                     Research, development and
                     demonstration equipment (Note 11)   6,177,043   5,378,820
                     Machinery and equipment             3,386,353   3,487,279
                     Furniture and fixtures              2,142,867   2,118,699
                     Property under lease                  555,645   2,311,847
                     Property held for lease                 -         747,905
                                                        ----------  ----------
                                                        13,416,125  15,198,767
                     Less: Accumulated  depreciation
                     and amortization                   10,629,723  11,398,173
                                                        ----------  ----------
                                                        $2,786,402  $3,800,594
                                                        ==========  ==========

                         Depreciation and amortization of property and equipment for the years ended June 30, 1995, 1994 and 1993 was $987,752, $1,019,815 and $1,268,241,
                         respectively.

                         The property under lease has a net book value of $357,200 and $436,578 at June 30, 1995 and 1994, respectively.

          NOTE 8    -    INTANGIBLE ASSETS

                         1)   Capitalized Software Development Costs

                         The following is a summary of software development costs capitalized and the amortization charged to operations for the three years ended June 30,
                         1995:
                                                     For the Years
                                                     Ended June 30,
                                                   ------------------
                                                 1995      1994      1993
                                                ------    ------    -------
                         Amount capitalized    281,052    373,256   938,926
                                               --------- --------- ---------

                         Amortization         1,255,012 1,318,337 1,127,592
                                              ========= ========= =========

                         Capitalized computer software costs for the years ended June 30, 1995, 1994 and 1993 primarily relate to the costs of developing upgrades for the Company's existing scanner product lines and a new line of scanner products.

                         FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1995

            NOTE 8    -    INTANGIBLE ASSETS (Continued)

                         2)   Other Intangible Assets

                         Other intangible assets, net of accumulated
                         amortization, at June 30, 1995 and 1994 are
                         comprised of:
                                                              June 30,
                                                             ----------
                                                         1995       1994
                                                        ------     ------
                         Cost of acquiring technology
                           and license                $3,422,231 $3,422,231
                         Patents and copyrights        5,929,963  4,564,690
                                                      ---------- ----------
                                                       9,352,194  7,986,921
                         Less: Accumulated
                           amortization                6,032,141  5,855,865
                                                      ---------- ----------
                                                      $3,320,053 $2,131,056
                                                      ========== ==========

                         In January 1987, the Company acquired the technology for adapting trailers for use in its mobile scanner units. The purchase price of $422,231 was capitalized and was amortized over five years. On May 7, 1987, the Company acquired certain technology and, accordingly, capitalized $3,000,000 of such purchase price, which was amortized over five years. These assets are fully amortized at June 30, 1994.

                         Patents, acquired at various dates are being amortized over 17 years.

                         Patent and deferred legal costs related to various patent and copyright infringement actions of approximately $1,365,275 and $1,809,378 were capitalized during the years ended June 30, 1995 and 1994, respectively. During August 1994 one such action was settled with the Company receiving a monetary award of $1,150,000 (see Note 15). As of June 30, 1994, the net accumulated costs associated with this case, which approximated the monetary award were reclassified to prepaid expenses and other current assets.

                         Approximately $1,365,000 and $1,046,000 of the legal costs capitalized during fiscal 1995 and 1994, respectively, related to the separate suits, whereby, the Company is suing General Electric and Hitachi for infringement of various patents related to the Company's MRI machines. During

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1995

          NOTE 8    -    INTANGIBLE ASSETS (CONTINUED)

                         fiscal year 1995, the case against Hitachi was settled and approximately $332,000 of legal costs relating to this case were written-off (see Note
                         15 for a more detailed discussion of this lawsuit).

                         Amortization of other intangible assets for the years ended June 30, 1995, 1994 and 1993 was $176,276, $203,266 and $121,416, respectively.

          NOTE 9    -    SIGNIFICANT CUSTOMERS AND DISTRIBUTION AGREEMENTS

                         The Company's machine sale revenues for the three years ended June 30, 1995 were derived as follows:
                                                                  Percent of
                       Y e a r s                                   Foreign
                         Ended                Customers           Revenues to
                         June 30,  Domestic   Foreign    Total   Total Revenue
                         --------  --------   ---------  -----   -------------
                         1995          5        5        10          17%
                         1994          5        3         8           9%
                         1993          3        3         5           2%

                         During the years ended June 30, 1995, 1994 and 1993, revenues from related parties were 51%, 39% and 21%, respectively, of total revenues. In addition, interest income recognized from related parties totalled $1,969,204, $1,865,963 and
                         $1,023,362, respectively, for the years ended June 30, 1995, 1994 and 1993. No one unrelated customer accounted for more than 10% of total revenues during fiscal years 1995, 1994 and 1993.

                         Distributorship Agreements
                         --------------------------
                         In order to facilitate the marketing of its products, the Company has entered into agreements granting exclusive and non-exclusive rights to distribute the Company's existing and certain future products in Europe, Asia and Latin America.

          NOTE 10 - CAPITAL STOCK

                    The total number of shares of stock which the Company is authorized to issue is 92,000,000 shares. The classes and the aggregate number of shares of stock of each class are as follows:

                    1) 60,000,000 shares of common stock with a par value of $.0001 per share. On April 3, 1995, shareholders approved an increase in the authorized common shares from 50,000,000 to 60,000,000.

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1995

          NOTE 10 - CAPITAL STOCK (Continued)

                    2) 4,000,000 shares of Class B common stock, having a par value of $.0001 per share.

                    3) 10,000,000 shares of Class C common stock, having a par value of $.0001 per share (see below).

                    4)   8,000,000  shares   of  Class   A  non-voting
                         preferred stock, having a par value of $.0001 per share (see below).

                    5) 10,000,000 shares of preferred stock, having a par value of $.001 per share.

                    Common Stock
                    ------------
                    Cash dividends payable on the common stock shall, in all cases, be on a per share basis, one hundred twenty percent (120%) of the cash dividend payable on shares of Class B common stock and three hundred sixty percent (360%) of the cash dividend payable on a share of Class C common stock. In addition, a special cash dividend shall be payable in an amount equal to three percent (3%) of the amount of any cash awards or settlements received by the Company in connection with the enforcement by the Company of United States Patent No. 3,789,832 (Apparatus and Method of Detecting Cancer in Tissue).

                    Class B Common Stock
                    --------------------
                    Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share.

                    Class C Common Stock
                    --------------------
                    On April 3, 1995, the shareholders ratified a proposal creating a new Class C common stock and authorized the exchange offering of three shares of Class C common stock for each share of the Company's outstanding Class B common stock. The Class C common stock has 25 votes per share, as compared to 10 votes per share for the Class B common stock and one vote per share for the common stock. The Class C common stock was offered on a three-for-one basis to the holders of the Class B common

                         FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1995

          NOTE 10 - CAPITAL STOCK (Continued)

                    stock. Although having greater voting power, each share of Class C common stock has only one-third of the rights of a share of Class B common stock to dividends and distributions. Class C common stock is convertible into shares of common stock on a three-for-one basis. The exchange offering commenced in November of 1995 and is expected to conclude in December of 1995.

                    Class A Non-Voting Preferred Stock
                    ----------------------------------
                    On April 3, 1995, the shareholders ratified a proposal consisting of the creation of a new class of Class A non-voting preferred stock with special dividend rights and the
                    declaration  of  a   stock  dividend  on  the
                    Company's common stock consisting of one share of Class A non-voting preferred stock for every five shares of common stock. The stock dividend is payable to holders of common stock on October 20, 1995. Class A non-voting preferred stock issued pursuant to such stock dividend approximates 7.8 million shares.

                    The Class A non-voting preferred stock is entitled to a special dividend equal to three percent (3%) of the amount of any cash awards or settlements received by the Company in connection with the enforcement of five of the Company's patents in its patent lawsuit, discussed in Note 15, less the special dividend payable on the common stock with respect to one of the Company's patents.

                    The Class A non-voting preferred stock participates on an equal per share basis with the common stock in any dividends declared and ranks equally with the common stock on distribution rights, liquidation rights and other rights and preferences (other than the voting rights).

                    The above described features essentially enable the holders of the Class A non-voting preferred stock to share in the earnings potential of the Company on substantially the same basis as the common stock. Accordingly, the Company has classified the Class A non-voting preferred stock as a common stock

                         FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1995

          NOTE 10 - CAPITAL STOCK (Continued)

                    equivalent. Earnings per share and weighted average shares outstanding have been restated to reflect the Class A non-voting preferred stock dividend.

                    As of June 30, 1995, the financial statements reflect authorized Class A non-voting preferred shares of 8,000,000 and deemed issued and outstanding shares of 7,624,117.


                    Stock Options
                    -------------
                    The Company has granted options to purchase shares of the Company's common stock to officers and key employees as follows:

                    1)   Incentive Stock Option Plans

                         The Board of Directors adopted Incentive Stock Option Plans on March 26, 1993 and on January 17, 1986, under which 1,500,000 and 1,250,000 shares of common stock were reserved for issuance, respectively. Under the terms of the Plans, options may be granted at prices not less than the fair market value of the common stock at the date of grant. The options must be exercised within ten years from the date of grant and may be granted no later than March 25, 2003 for the 1993 Plan and January 16, 1996 for the 1986 Plan. During fiscal 1995 and 1994, 388,000 and -0-
                         options were exercised at prices averaging $2.56 per share. These shares were paid by issuing notes payable to the Company aggregating $994,469. The notes are payable over 5 years and carry interest at a rate of 7% per annum. Included in the options exercised in fiscal 1995 and 1994 are options for 145,000 and -0- shares, respectively, exercised by three officers of the Company at prices ranging from $1.4375 to $3.00 per share. These officers paid for such shares by issuing notes payable to the Company aggregating
                         $263,125 and $-0-, respectively. The notes bear interest at 7% per annum and are included in the accompanying financial statements as a reduction of stockholders' equity.

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1995

          NOTE 10 - CAPITAL STOCK (Continued)

                    2)   Nonstatutory Stock Option Plans

                         On April 1, 1995, December 1,1993, March 26, 1993
                         and January 17, 1986, the Board of Directors
                         approved Nonstatutory Stock Option Plans under
                         which 5,000,000, 5,000,000, 2,500,000 and
                         1,250,000 shares of common stock were reserved for
                         issuance, respectively.   Under the terms of the
                         Plan, options expire no later than ten years from the date of grant and may be granted under each Plan no later than March 31, 2005 for the 1995 Plan, November 30, 2003 for the 1994 Plan, March 25, 2003 for the 1993 Plan and January 16, 1996 for the 1986 Plan.

                         When options are exercised, the par value per share is credited to common stock and the excess of the proceeds over the par value is credited to paid-in capital in excess of par value. Under the Nonstatutory Stock Option Plan, compensation expense is recorded on the date of grant and is measured by the amount per share that the fair market value of the underlying shares on the date of grant exceeds the grant price. No compensation expense was recognized for the years ended June 30, 1995 and 1994 because the grant price approximated the fair market value at the grant date. Included in the options exercised in fiscal 1995 and 1994 are options for 1,050,000 and 4,721,291 shares, respectively, exercised by two companies owned by officers of the Company at prices ranging from $1.13 to $3.50 per share.

                         These companies paid for such shares by issuing notes payable to the Company aggregating $1,529,600 in 1995 and $8,425,009 in 1994. The balances due under such notes at June 30, 1995 and 1994, respectively, were $-0- and $379,604.
                         These notes bear interest at 10% per annum and are included in the accompanying financial statements as a reduction of stockholders' equity.

                    3)   Shares Under Option

                         The following is a summary of activity and information relating to shares (rounded to whole shares) subject to option under the Incentives Stock Option Plans and the Nonstatutory Stock Option Plans for the two years ended June 30, 1995:

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1995

          NOTE 10 - CAPITAL STOCK (Continued)
                                                             June  30,
                                                           ------------
                                                       1995         1994
                                                      -------     ---------
                     Beginning of Year:
                       1984 Plan ($5.00/share)          25,354       25,354
                       1986 Plan ($.375-
                                $4.25/share)           141,250      210,875
                       1993 Plan                         -            -
                       Nonstatutory Plans
                         ($5.00/share)                 100,131      100,131
                                                    ----------   ----------
                                                       266,735      336,360
                     Options Granted:
                       1984 Plan                         -            -
                       1986 Plan ($1.34/share)           -           20,000
                       1993     Plan    ($1.4375-
                       $3.00/share)                    388,000        -
                       Nonstatutory Plans
                         ($1.00-$3.50/share)         1,752,695    4,771,291
                                                    ----------   ----------
                                                     2,140,695    4,791,291
                     Options Exercised:
                       1984 Plan                         -            -
                       1986 Plan ($.375-
                        $1.34/share)                   (25,375)     (40,125)
                       1993 Plan ($1.4375-
                        $3.00/share)                  (388,000)       -
                       Nonstatutory Plans
                         ($1.00-$3.50/share)        (1,752,695)  (4,771,291)
                                                    -----------  -----------
                                                    (2,166,070)  (4,811,416)
                     Options Cancelled/Expired:
                       1984 Plan                         -            -
                       1986 Plan ($.375-
                        $2.375/share)                  (18,000)     (49,500)
                       1993 Plan                         -            -
                       Nonstatutory Plans                -            -
                                                      --------     --------
                                                       (18,000)     (49,500)
                     Balance - End of Year:
                       1984 Plan  ($5.00/share)         25,354       25,354
                       1986 Plan  ($.375-$4.25/share)   97,875      141,250
                       1993 Plan                          -            -
                       Nonstatutory Plans
                         ($5.00/share)                 100,131      100,131
                                                      --------     --------
                                                       233,360      266,735
                                                      --------     --------
                    Total Value at Option Price       $853,550     $872,441
                                                      ========     ========

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1995

          NOTE 10 - CAPITAL STOCK (Continued)

                    3)  Shares Under Option (Continued)
                                                            June 30,
                                                          -------------
                                                        1995         1994
                                                       -------      -------
                    Options Excercisable:
                       End of Year:
                       1984 Plan  ($5.00/share)         25,354       25,354
                       1986 Plan  ($.375-$4.25/share)   58,000       66,000
                       1993 Plan                          -            -
                       Nonstatutory Plans
                         ($5.00/share)                 100,131      100,131
                                                       --------     --------
                                                       183,485      191,485
                                                       --------     --------
                    Total Value at Option Price       $822,284     $809,784
                                                      ========     ========

                     Shares available for future grant:
                       1984 Plan                          -           7,391
                       1986 Plan                       157,302      139,302
                       1993 Plan                     1,112,000    1,500,000
                       Nonstatutory Plans            5,000,000    1,752,695
                                                     ----------   ---------
                                                     6,269,302    3,399,388
                                                     =========    =========

               4)   Stock Bonus Plans

                    On April 1, 1995, December 1, 1993, March 26, 1993 and January 17, 1986, the Board of Directors adopted Stock Bonus Plans. Under the terms of the Plans, 5,000,000, 5,000,000, 2,500,000 and 1,250,000 shares, respectively, of common stock were reserved for issuance and stock bonuses may be awarded no later than March 31, 2005 for the 1995 Plan, November 30, 2003 for the 1994 Plan, March 25, 2003 for the 1993 Plan and January 16, 1996 for the 1986 Plan. An amendment to the 1986 Plan was approved by the Board of Directors on August 26, 1986, whereby an additional 1,250,000 shares were reserved for issuance. During fiscal 1995, 1994 and 1993, 4,826,505, 1,251,505 and 1,842,200
                    shares, respectively, were issued under the stock bonus plans, of which 480,650, 116,796 and 120,700 shares, respectively, were charged to operation as compensation expense, 1,398,550, 1,011,000 and 1,361,500 shares, respectively, were issued in settlement of liabilities and 2,947,305, 123,709 and 360,000 shares, respectively were issued in exchange for notes. The balance due, as of June 30, 1995, under these notes aggregated $650,445 which was paid in July 1995. These notes bear interest

                        FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1995

          NOTE 10 - CAPITAL STOCK (Continued)

                    at 10% per annum and are included in the accompanying financial statements as a reduction of stockholders' equity.


          NOTE 11 - FINANCING ACTIVITIES

                    The following represents the Company's major financing activities during fiscal 1995 and 1994, and data related to outstanding indebtedness and encumbrances at June 30, 1995 and 1994:


                    Notes Payable:
                    --------------                            June 30,
                                                          ---------------
                                                       1995           1994
                                                    ---------     ----------
                     Short-term bank credit and
                         loans, with interest at
                         10.8%, secured by certain
                         assets of the Company.     $  100,000     $  100,000
                                                     ==========     ==========
                    Long-term debt:
                    ---------------
                     Term note converted on
                         November 20, 1992 from
                         demand notes payable
                         with interest at a prime
                         rate, plus 2%,
                         collateralized by
                         certain research
                         equipment in the
                         accompanying financial
                         statements.  Repayment
                         terms were modified on
                         March 1, 1993 requiring
                         monthly payments of
                         $20,000 for 36 months
                         and a balloon payment of
                         $350,000 at the end of
                         the term.                  $ 490,000      $ 730,000

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1995


          NOTE 11 - FINANCING ACTIVITIES (Continued)

                    Long-term Debt: (Continued)

                                                             June 30,
                                                           -------------
                                                       1995          1994
                                                     --------       -------
                     Note payable dated February
                       1991 - $3,114,379, with
                       various payment amounts
                       ranging from $33,500 to
                       $105,000 through October
                       1, 1993, including
                       interest at 8.725%.
                       Repayment terms were
                       modified on November 18,
                       1992 requiring monthly
                       payment amounts ranging
                       from $57,750 to $124,750
                       through December 1993
                       including interest at
                       16.29%.  This represented
                       consolidation of four
                       previously existing notes.
                       Effective December 1993,
                       $902,121 of this
                       obligation was assumed by
                       related parties in
                       connection with the
                       exercise of purchase
                       options under two of the
                       sales-type lease
                       agreements.  Repayment
                       terms for the balance of
                       the obligations were
                       modified through two
                       notes in the amounts of
                       $208,468 and $258,064
                       requiring monthly payments
                       of $9,810 and $16,699,
                       respectively, through
                       November 1995 including
                       interest at 11.97%.  Such
                       notes are secured by a
                       scanning machine which is
                       the subject of a sales-
                       type lease agreement (Note
                       6) and a scanning machine
                       included in assets held
                       for resale (Note 2).          $ 10,000     $ 412,633

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1995

          NOTE 11 - FINANCING ACTIVITIES (Continued)
                    Long-term Debt: (Continued)

                                                             June 30,
                                                           -------------
                                                       1995          1994
                                                     --------       -------

                     Note payable dated December
                       1988 - $1,265,000, due
                       $30,800 per month,
                       including interest at
                       16.0%, through January
                       1994, secured by equipment
                       which is the subject of a
                       sales-type lease (Note 6).
                       Effective July 1994,
                       $176,445 of this
                       obligation was assumed by
                       a related party in
                       connection with the
                       exercise of purchase
                       options under a sales-type
                       lease.                         $   -        $ 176,445

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 1995

           NOTE 11 - FINANCING ACTIVITIES (Continued)

                     Long-term Debt: (Continued)
                     --------------
                                                               June 30,
                                                      ------------------------
                                                         1995          1994
                                                      ----------    ----------
                     Note payable dated December 1988
                         1988-$1,648,000, due $30,884
                         per     month,     including
                         interest at  11.1%,  through
                         November  1993,  secured  by
                         equipment,  which  has  been
                         classified  as  assets  held
                         for lease  (Note 7).  Repay-
                         ment  terms  were   modified
                         during      October     1991
                         requiring     payments    of
                         $34,481,    which   includes
                         interest at  16.3%,  payable
                         through October 1996. During
                         March 1995, $224,657  of the
                         obligation was assumed  by a
                         related  party  in   consid-
                         eration for the reduction of
                         a note  receivable (Note 3).  $ 774,293   $ 1,078,194

                     Note payable dated January  1989
                         $1,200,000  and   $1,265,000
                         requiring  monthly  payments
                         of   $29,000  and   $30,800,
                         respectively,      including
                         interest   at   18.0%    and
                         19.4%,         respectively.
                         Repayment    terms      were
                         modified  in   August   1993
                         requiring  monthly  payments
                         of  $20,000  for  47  months
                         and  a  balloon  payment  of
                         $104,752 at the  end  of the
                         term.  This  represents  the
                         consolidation     of     two
                         previously  existing  notes.
                         Such  note   is  secured  by
                         scanning   machines    which
                         are  the  subject  of sales-
                         type    lease     agreements
                         (Note 6).                       501,564       664,650

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 1995

           NOTE 11 - FINANCING ACTIVITIES (Continued)

                     Long-term Debt: (Continued)
                     --------------
                                                               June 30,

                                                      ------------------------
                                                         1995          1994
                                                      ----------    ----------
                     Note payable   dated March  1989 -
                         $750,000,   due   $18,045  per
                         month,    including   interest
                         at    15.5%,  through    March
                         1994.   Such  note is  secured
                         by   service   agreements   of
                         the    end    users   of   the
                         equipment.    Repayment  terms
                         were   restructured     during
                         November     1993    requiring
                         monthly    payment     amounts
                         ranging     from   $8,002   to
                         $22,559  through  March  1995,
                         including interest at 14%.      $   -      $  163,999

                     Note payable dated June 1990 -
                         765,063, payable interest only
                         at 12%, through July 1991 when
                         the  entire balance   is  due.
                         Repayment terms were  modified
                         during November 1992 requiring
                         62 monthly payments of $16,601
                         with  the   balance  due    on
                         December 12,  1997.   Payments
                         include interest at a rate  of
                         12% and is secured by scanning
                         equipment.                       578,470      641,462

                     Note   payable  dated December 1989
                         -   $750,000,  due  18,045  per
                         month,  including  interest  at
                         15.5%,  through  December 1994.
                         Such   note   is    secured  by
                         equipment, which is the subject
                         of a sales-type lease (Note 6).
                         Repayment terms were  restruct-
                         ured   during   November   1993
                         requiring    monthly    payment
                         amounts  ranging  from  $13,432
                         to  $37,863 through March 1995,
                         including interest at 14%.          -         275,273

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 1995

           NOTE 11 - FINANCING ACTIVITIES (Continued)

                     Long-term Debt: (Continued)
                     --------------
                                                               June 30,
                                                      ------------------------
                                                         1995          1994
                                                      ----------    ----------
                     Note payable dated March  1989 -
                         $750,000,  due  $18,045  per
                         month,    commencing    July
                         1989, including interest  at
                         15.5%,  through  June  1994.
                         Such   note  is  secured  by
                         service  agreements  of  the
                         end  users of the equipment.
                         Repayment   terms       were
                         restructured during November
                         1993 requiring  monthly pay-
                         ment  amounts  ranging  from
                         $14,566 to  $41,059  through
                         March    1995,     including
                         interest at 14%.              $    55,974   $  285,306

                     Note  payable  dated June 1990 -
                         $980,000,   due  $31,250 for
                         the first  monthly  payment,
                         $13,500 for  the  next three
                         months and  $34,000 for  the
                         next  thirty-three    months
                         through  February 1994. Pay-
                         ments include  interest at a
                         rate   of   13.0%   and  are
                         secured by equipment,  which
                         is the  subject of a  sales-
                         type  lease (Note 6),  and a
                         blanket security interest in
                         all   accounts   receivable.
                         Repayment    terms      were
                         restructured  during  August
                         1993    requiring    monthly
                         payment amounts  of  $19,507
                         through  November      1994,
                         including  interest  at 13%.        -          94,443

                     Note payable dated March  1990 -
                         $865,639, due  $19,674   per
                         month, plus interest, at the
                         prime  rate    plus    1.5%,
                         commencing July 1990 through
                         February 1994. Such note  is
                         secured by   equipment   and
                         various contracts. Effective

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 1995

           NOTE 11 - FINANCING ACTIVITIES (Continued)

                     Long-term Debt: (Continued)
                     --------------
                                                               June 30,
                                                      ------------------------
                                                         1995          1994
                                                      ----------    ----------
                         July  1994, $135,489 of this
                         obligation  was assumed by a
                         related party in  connection
                         with    the    exercise   of
                         purchase options   under   a
                         sales-type lease (Note 6).          -         135,489

                     Note payable dated March  1991 -
                         $300,000,  with  $25,000 due
                         upon  signing  and  payments
                         of    $6,975   per    month,
                         including  interest  at 10%,  $     -      $   66,654
                         through April 1995.

                     Other  (including capital leases
                         for property and equipment)    1,370,105    1,159,056
                                                       ----------   ----------
                                                        3,780,406    5,883,604
                     Less:  Current maturities          3,251,863    4,427,061
                                                       ----------   ----------

                                                       $  528,543    $1,456,543
                                                       ==========    ==========




                     The maturities of long-term debt over the next five years and thereafter are as follows:

                                     Years Ended
                                      June 30,
                                     ----------
                                         1996           $3,251,863
                                         1997              323,060
                                         1998              201,289
                                         1999                4,194
                                         2000                 -
                                  2001 and thereafter         -
                                                        ----------
                                                        $3,780,406
                                                        ==========

                          FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 1995

          NOTE 12 - INCOME TAXES

                     The provisions for income taxes for the years ended June 30, 1995, 1994 and 1993 consist of the following:

                                              For the Year Ended June 30,
                                              ----------------------------
                                              1995       1994        1993
                     Federal:              ---------  ---------  ----------
                         Current           $  22,867  $ (10,000) $   53,060
                         Deferred               -          -           -
                                           ---------  ---------  ----------
                                              22,867    (10,000)     53,060
                                           ---------  ---------  ----------
                     State:
                         Current             122,691     57,905      13,106
                         Deferred               -          -           -
                                           ---------  ---------  ----------
                                             122,691     57,905      13,106
                                           ---------  ---------  ----------

                     Total Provision for   $ 145,558  $  47,905  $   66,166
                       Income Taxes        =========  =========  ==========

                     The components of deferred tax assets and liabilities at June 30, 1995 and 1994 are as follows:
                                                          1995         1994
                     Deferred Tax Assets:              ---------   ----------
                       Nondeductible accruals         $  105,085   $  142,824
                       Additional  costs capitalized
                       for inventory-tax                 108,521       92,640
                       Allowance for doubtful
                       accounts                          787,470      747,855
                       Net operating loss
                         carryforwards                 7,011,093    7,333,120
                       Tax credit carryforwards        1,642,000    1,642,000
                                                       ---------   ----------
                         Total Gross Deferred Tax      9,654,169    9,958,439
                           Assets

                       Less:  Valuation allowance     (8,321,364)  (8,484,192)
                                                       ---------   ----------
                           Net Deferred Tax Assets     1,332,805    1,474,247
                                                       ---------   ----------
                     Deferred Tax Liabilities:
                       Accelerated tax depreciation     (436,258)    (417,790)
                         Amortization of capitalized
                         software and patents           (896,547)  (1,056,457)
                           Total Gross Deferred Tax     ---------   ----------
                             Liabilities              (1,332,805)  (1,474,247)
                                                       ---------    ----------
                           Net                        $     -    $       -
                                                       =========    ==========

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 1995

           NOTE 12 - INCOME TAXES (Continued)

                     The net change in the valuation allowance for deferred tax assets was an decrease of $162,828.

                     At June 30, 1995, the Company has net operating loss carryforwards of approximately $ 20,620,861 that will be available to offset future taxable income, if any. Additionally, at June 30, 1995, the Company has
                     investment and research and development ("R&D") tax credit carryforwards of approximately $ 1,642,000 available to offset future taxes payable, if any.

                     These carryforwards expire in the following approximate amounts:

                                        Tax  Carryforward
                                        -----------------
                                         Net       Investment
                          Year of      Operating   and R&D Tax
                        Expiration       Loss        Credit
                        ----------   ---------     -----------
                           1996       $      -      $    97,000
                           1997              -           33,000
                           1998              -           12,000
                           1999         1,201,000        16,000
                           2000         7,978,000        48,000
                           2003            23,000          -
                           2004        11,418,000          -
                           2006              -        1,436,000
                                      -----------   -----------
                                      $20,620,000   $ 1,642,000
                                      ===========   ===========

                     A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is as follows:

                                                 1995       1994      1993
                                              ----------  ---------  ---------
                     Computed tax at the
                       statutory rate         $ (549,920) $ (97,467) $ 103,513
                     Effect of net operating
                       loss carryforward            -          -       (99,057)
                     State and local income
                       taxes, net of federal
                       income tax benefit        122,691     57,905      8,650
                     Unutilized net operating
                       loss                      549,920     97,467       -
                     Other                          -       (10,000)      -
                     Alternative minimum tax      22,867       -        53,060
                                              ----------  ---------  ---------
                          Income Tax Expense  $  145,558  $  47,905  $  66,166
                                              ==========  =========  =========

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 1995

           NOTE 13 - OFFSITE RESEARCH SCANNER

                     In connection with an agreement dated July 1983, the Company agreed to lend a prominent U.S. medical school an MRI scanner for research purposes, for a period of two years commencing in June 1984, at no charge. Upon expiration of the agreement, the unit was to have been purchased by the user or returned to the Company. During the fiscal year ended June 30, 1991, the Company and the school mutually decided to cancel the agreement, without purchase of the scanner by the school, and the scanner was returned to the Company. Costs of $1,154,217 have been incurred by the Company for equipment and site preparation and are included in property and equipment under the caption "Offsite Research Scanner" in the accompanying consolidated balance sheets (net of accumulated depreciation). As of June 30, 1991, the asset was depreciated to a carrying value of $319,217. The Company's management estimates that the market value of the used system (less any costs of refurbishment and selling and shipping expenses) exceeds the carrying value of such asset at June 30, 1995.

           NOTE 14 - OTHER CURRENT LIABILITIES

                     Included in other current liabilities are the following:

                                                    1995           1994
                                                 ----------     ----------
                     Unearned revenue on
                       service contracts         $2,263,918     $2,699,476
                     Accrued payroll taxes        1,079,040      1,605,539
                     Accrued interest               310,144        358,135
                     Accrued royalties              387,307        387,307
                     Warranty and costs             149,363        165,649
                     Accrued salaries and
                       commissions                  259,176        391,774
                     Litigation judgement         1,169,375           -
                     Excise and sales taxes       1,492,609      2,433,240
                     Other                        2,377,795      1,533,416
                                                 ----------     ----------
                                                 $9,488,727     $9,574,536
                                                 ==========     ==========

                     As of June 30, 1995, the Company was in arrears on its federal and state payroll taxes aggregating $192,000 and $829,550, respectively. The Company reached a settlement agreement with the Internal Revenue Service permitting the Company to retire the balance in monthly installments of $100,000. In February 1994, the Company reached a settlement agreement with the New York State Department of Taxation and Finance permitting the Company to retire the balance in monthly installments.

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 1995

           NOTE 15 - COMMITMENTS AND CONTINGENCIES

                     Leases

                     The Company rents its operating facilities under long-term lease agreements expiring at various dates through May 1998. These leases contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

                     Future   minimum   payments   for   the    noncancellable
                     facilities and capital leases (principally printing and computer equipment) are as follows:

                     Year Ended
                      June 30,                   Facilities       Capital
                     ----------                  ----------     ----------
                        1996                     $  733,174     $  320,598
                        1997                        714,465        112,368
                        1998                         59,963        102,134
                        1999                          -              4,229
                        2000                          -              -
                                                 ----------     ----------
                     Total minimum obligations   $1,507,602        539,329
                                                 ==========

                     Less: Amount representing
                             interest                               73,119
                                                                 ---------
                     Present  value   of   net
                       minimum lease  obligations               $  466,210
                                                                ==========

                     Rent expense for operating leases totalled approximately $618,000 $628,000 and $737,000 for the three years ended June 30, 1995, 1994 and 1993, respectively. Rent expense for the years ended June 30, 1995, 1994 and 1993 is as follows:

                                               1995      1994       1993
                                            ---------- ---------  ---------
                     Minimum rent           $  559,000 $ 573,000  $ 661,000
                     Contingent rent            59,000    55,000     76,000
                                            ---------- ---------  ---------
                          Total             $  618,000 $ 628,000  $ 737,000
                                            ========== ========== =========

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 1995

           NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

                     Litigation
                     ----------
                     On September 2, 1992, the Company filed an action against General Electric Company ("General Electric"), Hitachi Ltd. ("Hitachi") and other defendants for patent infringement in the United States District Court for the Eastern District of New York seeking injunctive relief and damages. The defendants contested the Company's claims, and Hitachi counterclaimed, alleging infringement by the Company of two of its patents. In April 1995, prior to the commencement of trial, FONAR and Hitachi settled. On May 26, 1995, the jury rendered a verdict against General Electric awarding FONAR $110,575,000 for infringement of two of its patents. Subsequent to the verdict, General Electric made motions to the court to enter judgement as a matter of law in its favor and against FONAR with respect to both patents notwithstanding the jury's verdict. FONAR made a motion to the court for an injunction restraining General
                     Electric from using the multi-angle oblique imaging technology covered by one of its patents. On October 6, 1995, the court awarded FONAR $62 million in damages against General Electric for direct infringement on one of its patents and granted an injunction against General Electric prohibiting future violations of the patent. The injunction was stayed pending appeal, however, subject to the posting of a bond. With respect to the other patent, the judge agreed with the jury's finding that the patent was valid, but disagreed with the jury's finding of infringement and determined that General Electric's MRI scanners did not infringe the patent. General Electric is expected to appeal the portion of the judgement upholding the jury's award to damages to FONAR for direct infringement and the issuance of the injunction. FONAR intends to appeal the portion of the judgement overturning the jury's findings.

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 1995

           NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

                     Litigation (Continued)
                     ----------
                     On June 16, 1995, the Company filed an action against Siemens Medical Systems, Inc., Philips Electronics North America Corporation, Philips Electronics, N.V. and other defendants for patent infringement in the United States District Court for the Eastern District of New York. FONAR is seeking injunctive relief and damages. In its suit, FONAR has alleged that four of its patents were infringed. Previously, in May 1995, Siemens Medical Systems, Inc. had filed a complaint against FONAR in the United States District Court for the District of Delaware seeking a declaratory judgement that the four patents were invalid and unenforceable, as well as an adjudication that Siemens was not infringing on the four patents. On June 14, 1995, Siemens Medical Systems, Inc. amended the complaint to add Siemens AG as a plaintiff, to add Raymond V. Damadian, M.D. MR Scanning Centers Management Company as a defendant and to include a claim against FONAR for infringement of one of Siemens' MRI patents.

                     Thereafter, on June 30, 1995, Philips Electronics North America Corporation and Philips Electronics, N.V. filed a complaint against FONAR in the United States District Court for the District of Delaware seeking a declaratory judgement that FONAR's U.S. Patents Nos. 3,789,832 and 4,871,966 are invalid, unenforceable and not infringed. Motions have been made by the Siemens affiliates and Philips affiliates to transfer the action commenced by FONAR in District Court for the Eastern District of New York to the Delaware District Court and FONAR has moved to transfer the actions commenced against it in the Delaware District Court to the Eastern District of New York. The respective parties are expected to vigorously contest the claims against them. Separately, U.S. Philips Corporation, an affiliate of Philips Electronics North America Corporation and Philips Electronics, N.V., commenced an action in the United States Court for the District of Delaware alleging infringement by FONAR of two of its patents. FONAR has answered the complaint denying plaintiff's claims of infringement and will vigorously contest the case. The case is in discovery.

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 1995

           NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

                     Litigation (Continued)
                     ----------
                     In September of 1991, FONAR commenced an action against Deccaid Services, Inc., Medical Funding of America, Inc., EQUIMED Inc. and several individual defendants, for copyright infringement and misappropriation of trade secrets in connection with servicing of FONAR manufactured MRI equipment. The case was settled in July and August 1994, pursuant to agreements whereby the sum of $1,150,000 was paid to FONAR on behalf of the defendants, and all claims the parties had against each other were released.

                     In or about October 1993, Magnetic Scans commenced an action in the Circuit Court of Collier County, Florida to dissolve the joint venture/partnership established by the Company and Magnetic Scans to operate a magnetic scanning center in Jacksonville, Florida. The case was settled in July 1994 pursuant to an agreement which provided for in substance among other things, (a) the transfer of the center and 100% of the income of the center to Magnetic Scans for a period of approximately eight months, (b) the return of the center to FONAR's assignee First Coast Imaging, P.A. (see Note 3) upon the expiration of said eight-month period, (c) the transfer by First Coast to Magnetic Scans of its 30% interest in a jointly-owned scanning center in Fort Myers, Florida and (d) the provision by FONAR to Magnetic Scans of noncash items such as, and including service, upgrades, deinstallation, transport and reinstallation of a scanner. As of June 30, 1994 all costs were either provided for or incurred by the Company.

                     On March 4, 1987, Philip B. Kivitz, M.D. and Rad-Sonic Diagnostic Medical Clinics, Inc., filed a complaint against AMD, FONAR, Raymond V. Damadian and others in the San Francisco County Superior Court (Case Action No. 870407). In his complaint, Dr. Kivitz had claimed $10,000,000 in compensatory damages and $10,000,000 in punitive damages. In January 1993, the case went to trial and the jury returned a verdict of $880,000 against AMD and $120,000 against FONAR. On June 17, 1993, the Court granted FONAR's and AMD's motion for judgement notwithstanding the verdict, thereby vacating the entire award against both FONAR and AMD, and determining that Dr. Kivitz is entitled to no recovery whatsoever. The case was appealed by the plaintiff and on February 27, 1995, the Appellate Court affirmed the

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 1995

           NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

                     Litigation (Continued)
                     ----------
                     lower court's judgement notwithstanding the verdict as to FONAR, but reversed the judgement as to AMD. Subsequently, AMD filed a petition for review with the California Supreme Court and was denied on May 17, 1995. As of June 30, 1995, the verdict of $880,000, plus interest, was provided for.

                     On April 3, 1990, Summit, Rovins and Feldesman commenced an action in the Supreme Court of the State of New York, County of New York against the Company. The complaint alleges unpaid fees for legal services and disbursements to the amount of $664,371. The Company has answered the complaint, asserting various defenses and a counter claim of $100,000 for a refund of fees. The plaintiff made a motion for summary judgement which was granted as to the liability but denied as to the amount of damages. The Company has appealed this motion and in March 1995, the Appellate Court reversed the granting of summary judgement against FONAR. The case is currently in discovery.

                     On June 18, 1990, Medical Equipment Fund II, Limited Partnership commenced an action against the Company and others in the Supreme Court of the State of New York, New York County for goods and services. The complaint alleged that one of the Company's former lenders borrowed monies from the plaintiff for the express purpose of financing the construction of one of the Company's scanning systems and that the defendants, with the Company's lender, conspired to divert the application of the loan proceeds to other projects. The complaint sought compensatory damages of $1,758,000 and punitive damages of $10,000,000, plus interest and costs. Following the trial, the court entered a judgement in the Company's favor dismissing the complaint.

                     On June 8, 1993, Cooper, Fink & Zausmer, P.C. commenced an action against AMD Southfield Michigan Limited
                     Partnership (the "Southfield Partnership"), a limited partnership, in which the Company's subsidiary, Advanced Medical Diagnostics Corporation ("AMD"), is one of the two general partners, based on legal services allegedly performed by the plaintiff for the Southfield Partnership. The case was settled during 1994 for $140,000 payable in installments of $20,000 which is guaranteed by the general partners. The Southfield Partnership is responsible for all payments. The

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 1995

           NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

                     Litigation (Continued)
                     ----------
                     settlement has  been  paid in  full  and  satisfied.

                     On October 4, 1993, the State of Texas and various municipalities thereof commenced an action against the Company in the District Court of Travis County, Texas to collect $345,973 in sales and use taxes, penalties and interest, together with attorneys fees of $25,000 and additional accruals of interest and penalties. The
                     Company  interposed  an  answer  generally  denying   the
                     claim. An agreement was reached for $323,870 plus interest, a rate of 10% per annum payable in installments of $10,000 per month until the full obligation has been satisfied.

                     In January 1991, Myheal Technologies and a former employee commenced an action against the Company in the United States District Court for the Eastern District of New York (Index No. 91 CIV 0204). The amount claimed is $5,000,000 in damages and $5,000,000 in punitive damages. The claim arose out of an alleged breach of an agreement between the Company and a former research and development employee of the Company. In December 1993, a jury verdict was returned in favor of the plaintiffs for $1,150,000 in compensatory damages. The Company made a motion for judgement notwithstanding the verdict, or in the alternative, for a new trial. In July 1994, the court set aside the jury's verdict and granted the Company a new trial. On March 24, 1995, a jury rendered a verdict in favor of the plaintiff in the amount of $250,000. Subsequently, the Company made a motion requesting judgement as a matter of law dismissing the plaintiff's claims or in the alternative a new trial or reduction of damages. The Company's motion was denied and judgement was entered against the Company in August 1995. The Company is appealing the District Court's decision.

                     In November 1991, LDI Corporation commenced a claim against FONAR, Four-Fifty Sutter MRI (a purchaser of a FONAR MRI scanner) and certain other parties based on a breach by Four-Fifty Sutter of an equipment finance lease. (LDI Corporation v. Four-Fifty Sutter MRI et.al. Superior Court, San Francisco, California, Case No. 938070). The claim against FONAR was on a guarantee of the customer's obligation in the amount of $959,000. The Company cross-claimed against LDI for various matters, including tortuous infliction of injury in other matters and cross-claimed against Four-Fifty

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 1995

           NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

                     Litigation (Continued)
                     ----------
                     Sutter and others for failure to repay a loan of $400,000 and for breach of contract to transfer to FONAR 30% of the profits of the Four-Fifty Sutter business. Four-Fifty Sutter cross-claimed against FONAR for damages in excess of $2,000,000, claiming that the equipment was faulty and that it was entitled to a refund of monies paid and for damages. A settlement among the parties was reached pursuant to which, in pertinent part, the Company sold an upgrade to the MRI scanner to LDI for $330,000, LDI received free maintenance and repair service for the scanner until the upgrade was completed and for a period of three months thereafter, and LDI obtained a five year service agreement from the Company at an annual fee of $87,500. In addition FONAR's outstanding loan obligation to LDI (which were not a subject of the action) were restructured to a new promissory note in the principal amount of $796,708 with interest at 13% per annum. All claims between FONAR and the other defendant were dismissed with prejudice.

                     During February 1994, a FONAR subsidiary, ("Medical SMI" formerly "Vonar Limited") issued shares to Long Investment, Ltd., an Israeli company, in consideration for $700,000. Long Investment, Ltd. claims the investment was made assuming Medical SMI would complete a private offering. The private offering was subsequently cancelled. Long Investment, Ltd. appealed to the District Court to appoint an arbitrator to decide if the Company should refund the investment. The case is expected to go to arbitration during November 1995. Based on its legal counselor's opinion, management is of the opinion that the claim will be dismissed.

                     On June 28, 1995, Horace Rubenstein commenced an action in the Delaware Court of Chancery against the four directors of the Company and FONAR, as nominal defendant, challenging the recapitalization plan approved by the stockholders at the annual meeting on April 3, 1995 (see Note 10).

                     The complaint  alleges that the  directors failed  to act
                     in the best interests of the Company and its common stockholders in adopting the plan, which permits Dr.
                     Raymond V. Damadian, the founder, President and principal stockholder of the Company, and other holders

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 1995

           NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

                     Litigation (Continued)
                     ----------
                     of FONAR's Class B common stock, to exchange their shares of Class B common stock for shares of a new Class C common stock having greater voting power. The action was brought as a class action on behalf of the holders of the common stock and derivatively, for the benefit of the Company, and seeks an unspecified amount of damages and an order setting aside the recapitalization. The defendants and the Company strongly believe that the recapitalization, approved by the stockholders in tandem with a proposal to distribute shares of a new class of preferred stock to the holders of the common stock, is both fair and in the best interests of the Company and its stockholders. The parties are engaged in settlement negotiations and the defendants' time to answer the complaint has been extended.

                     The Company also is involved in a number of smaller litigations which aggregate approximately $1,498,000. The Company has interposed answers in all cases, except where an answer is not yet due. The Company has established provisions for most of the liabilities
                     represented   by   these   smaller   claims,   and  where
                     provisions have not been established, management believes it will prevail on the merits and intends to vigorously contest the claims. Based on its past experience dealing with such claims, the Company anticipates it will be able to settle most of these smaller litigations with provisions to pay over periods of time which are manageable for the Company.

                     An entity has impliedly asserted that FONAR's equipment infringes on at least one of the entity's patents. The entity had sought royalties in the range of 2% or 3% of the net selling price of FONAR's equipment for licenses under their assertedly infringed patents. At July 1, 1995, the Company entered into an agreement with the entity, whereby the Company must pay 1.2% of the Company's future sales of certain MRI apparatus.

                     License Agreement and Self-Insurance
                     ------------------------------------
                     The Company entered into a license agreement during 1990 with an entity whereby the Company must pay a royalty of 1.35% on the Company's future sales of certain NMR imaging apparatus through January 31, 1995 in the United States and April 17, 1996 in Canada. Royalty expense charged to operations for the years ended June 30, 1995, 1994 and 1993 approximated $147,000, $12,500 and
                     $45,000, respectively.

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 1995


           NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

                     License Agreement and Self-Insurance (Continued)
                     ------------------------------------
                     The Company is self-insured with respect to substantially all insurable business risks except for insurance on certain equipment pledged as collateral for long-term debt. During the fiscal years ended June 30, 1995, 1994 and 1993, no material claims arose.


           NOTE 16 - OTHER INCOME (EXPENSE) AND SUPPLEMENTARY  PROFIT AND LOSS
                     DATA

                     Other income (expense) consists of:


                                                For the Years Ended June 30,
                                               ------------------------------
                                            1995          1994        1993
                                         ----------   ----------   ----------
                     Interest income     $   89,905   $  158,539   $  220,956
                     Other income
                     (expense)              561,346     (122,117)     (27,599)
                     Gain on settlement
                       of various legal
                       disputes and
                       other claims       2,970,356      104,061       15,611
                                         ----------   ----------   ----------

                                         $3,621,607   $  140,483   $  208,968
                                         ==========   ==========   ==========


                     Maintenance and repair expenses totalled approximately $67,000, $133,000 and $172,000 for the years ended June
                     30, 1995, 1994 and 1993, respectively. Royalty expenses approximated $147,000, $12,500 and $45,000 for the years ended June 30, 1995, 1994 and 1993, respectively.
                     Amortization of intangible assets was approximately $1,431,000, $1,372,000 and $1,314,000 for the years ended June 30, 1995, 1994 and 1993, respectively.

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 1995

           NOTE 16 - OTHER INCOME (EXPENSE) AND SUPPLEMENTARY PROFIT AND LOSS DATA (Continued)

                     Results of operations for the fourth quarter of fiscal years 1995, 1994 and 1993 include the following charges or (credits) which are related primarily to prior quarters:

                                               1995         1994         1993
                                            -----------  ----------   ---------
                     Interest  income -
                      related parties       $ (428,758)  $ (851,891)  $   -
                     Re-evaluation of
                      allowance for
                      doubtful accounts           -         221,791    361,688
                     Additional accruals          -         228,950    702,816
                     Re-evaluation of
                      inventories              816,637         -     1,212,967
                     Capitalization of
                      patent  and copyright
                      costs                       -        (408,940)  (234,913)
                     Capitalization of
                      software development
                      costs (Note 2)            76,511         -      (704,195)
                     Capitalization of
                      prototype scanners          -        (636,943)      -
                     Gain on sale of
                      investments to
                      related parties             -         549,824       -
                                           -----------   ----------   ---------
                                            $  464,390   $ (897,209)$1,338,363
                                           ===========   ========== ==========

           NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

                     During the years ended June 30, 1995, 1994 and 1993, the Company paid $1,378,432, $1,185,453 and $1,434,502 for interest, respectively. During the years ended June 30, 1995, 1994 and 1993, the Company paid $12,867, $31,573 and $78,274 for income taxes, respectively.

                     Non-Cash Transactions
                     ---------------------
                     During the year ended June 30, 1995:

                     a)  Common  stock   issued  and   options  exercised  in
                         exchange for notes receivable from stockholders totalled $9,771,127.

                     b) The purchase option under a sales-type lease of $962,185 was exercised in consideration of a note receivable of $454,000 and the assumption of debt of $311,934 and accrued interest and penalties of $196,251.

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 1995

           NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

                     c) Property and equipment with a book value of $100,926 was reclassified to inventory.

                     d)  Notes   payable  and   accrued   interest  totalling
                         $446,959 were repaid by the issuance of common stock.

                     e) Inventory purchased for resale of $149,813 was financed under a capital lease.

                     f) Long-term debt of $224,657 and accrued interest of $125,343 were assumed by an affiliate.

                     During the year ended June 30, 1994:

                     a)  Common  stock   issued  and   options  exercised  in
                         exchange for notes receivable from stockholders totalled $8,585,862.

                     b) Net patent and deferred legal costs of $1,150,000 were reclassed to prepaid expenses and other current assets.

                     c) Purchase options under three sales-type leases aggregating $3,556,941 were exercised in consideration of notes receivable aggregating $1,754,870 and assumption of debt aggregating $1,802,121.

                     d) Accrued interest payable of $100,705 was converted to long-term debt.

                     e) Income taxes approximating $188,000 were reclassified to "Other current liabilities". Such taxes were aggregated under a deferred payment agreement with certain payroll taxes that are in arrears.

                     During the year ended June 30, 1993:

                     a)  Property  and   equipment  totalling   $555,645  was
                         financed under a capital lease.

                     b) Property and equipment under a cancelled sales-type lease with remaining lease value of $598,062 was reclassified as assets held for resale.

                     c)  Common  stock  valued   at  $19,206  was  issued  to
                         purchase additional shares in a subsidiary company.

                           FONAR CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      JUNE 30, 1995

           NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

                     d)  An  asset   held   for  resale   of   $747,905   was
                         reclassified to property and equipment.

                     e) An asset held for resale of $496,497 was sold to a related party under a sales-type lease.

                     f)  Common  stock   issued  and   options  exercised  in
                         exchange for notes receivable from stockholders totalled $2,411,744.

                     g) Accounts payable of $175,000 was converted to long-term debt.

                     h) Notes payable totalling $31,597 were repaid by the issuance of common stock.

                     i) A note receivable of $923,000 was recorded in connection with the sale of a subsidiary company. Assets and liabilities related to the sale were as follows: accounts receivable - $65,615; fixed assets - $215,201; due from affiliates - $55,507; notes payable - $165,000; and minority interest - $81,242.

                     j) Two notes receivable totalling $3,200,000 were recorded in connection with the sale of two investments. Assets related to the sale were advances and investments under the equity method aggregating $719,521.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                           None



                         PART III

 Item 10.  Directors and Executive Officers of the Registrant.

         Directors serve from the date of their election until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of the Board of Directors.

         The officers and directors of the Company are set forth below:

         Raymond V. Damadian, M.D.    59   President, Chairman of
                                           the Board and a
                                           Director

         Luciano B. Bonanni           40   Executive Vice President

         Timothy R. Damadian          31   Vice President of
                                           Operations

         David B. Terry               48   Secretary and Treasurer

         Claudette J.V. Chan          58   Director

         Robert J. Janoff             68  Director

         Herbert Maisel               51   Director

         Raymond V. Damadian, M.D. has been the Chairman of the Board and President of FONAR since its inception. Dr. Damadian was employed the State University of New York, Downstate Medical Center, New York, as an Associate Professor of Biophysics from 1967 until September 1979. Dr. Damadian received an M.D. degree in 1960 from Albert Einstein College of Medicine, New York, and a B.S. degree in mathematics from the University of Wisconsin in 1956. In addition, Dr. Damadian conducted post-graduate work at Harvard University, where he studied extensively in the fields of physics, mathematics and electronics. Dr. Damadian is the author of numerous articles and books on the nuclear magnetic resonance effect in human tissue, which is the theoretical basis for the FONAR MRI scanners. Dr. Damadian is a 1988 recipient of the National Medal of Technology and in 1989 was inducted into the National Hall of Fame, for his contributions in conceiving and developing the application of magnetic resonance technology to medical applications including whole body scanning and diagnostic imaging.

         Luciano B. Bonanni has been a Vice President of FONAR since 1981. Mr. Bonanni was an Electrical Engineer with the Aviation Systems Group of Cardion Electronics (a subsidiary of General Signal Corp.) for approximately two years before joining FONAR in April 1979. He received his bachelor of science degree in electrical engineering from Manhattan College in 1977.

         Timothy R. Damadian has been a Vice President of FONAR since July 1992. He has been employed by FONAR since 1981, initially on a part-time basis. Mr. Damadian served as a field service technician for FONAR, after graduating from Suburban Technical School in 1982, where he studied digital computer technology. Mr. Damadian became Director of Manufacturing in October 1989 and was promoted to Vice President of Operations in July 1992. Timothy Damadian is the son of Raymond V. Damadian and nephew of David Terry and Claudette Chan.

         David B. Terry is the Secretary and Treasurer of the Company. Mr. Terry has been serving as Secretary and Treasurer since May 1990, and previously served as Secretary from July 1978 through June 1987 and as Treasurer from August 1981 through June 1987. From July 1978 through June 1987, he was also a Director of the Company. Between July 1987 and January 1990, Mr. Terry was a co-owner and actively engaged in the business of Carman-Terry Realty, a real estate brokerage firm. In January 1990, Mr. Terry resumed his employment with the Company. Mr. Terry is the brother-in-law of Raymond V. Damadian and uncle of Timothy R. Damadian.

         Claudette J.V. Chan has been a Director of FONAR since October 1987. Mrs. Chan has been employed since 1992 by Raymond
V. Damadian, M.D. MR Scanning Centers Management Company as "site inspector," in which capacity she is responsible for supervising and implementing standard procedures and policies for MRI scanning centers. From 1989 to 1994 Mrs. Chan was employed by St. Matthew's and St. Timothy's Neighborhood Center, Inc., as the director of volunteers in the "Meals on Wheels" program, a program which cares for the elderly. In approximately 1983, Mrs. Chan formed the Claudette Penot Collection, a retail mail-order business specializing in women's apparel and gifts, of which she was the President until she stopped operating the business in approximately 1989. Mrs. Chan practiced and taught in the field of nursing until 1973, when her son was born. She received a bachelor of science degree in nursing from Cornell University in 1960. Mrs. Chan is the sister of Raymond V. Damadian and aunt of Timothy R. Damadian.

         Robert J. Janoff has been a Director of FONAR since February, 1989. Mr. Janoff has been a self-employed New York State licensed private investigator for more than thirty-five years and has been a Senior Adjustor in Empire Insurance Group for more than 10 years. Mr. Janoff also served, from June 1985 to June 1991, as President of Action Data Management Strategies, Ltd., a supplier of computer programs for use by insurance companies.

         Herbert Maisel has been a Director of FONAR since February, 1989. Mr. Maisel has been the manager of Melville MRI, P.C., an MRI scanning center located in Melville, New York, since January, 1992, and of Damadian MRI in Garden City, P.C., an MRI scanning center located in Garden City, New York since April, 1995. Mr. Maisel was also manager of Damadian MRI in Islandia, P.C. from December, 1993 to March, 1995. Prior to that time Mr. Maisel had been the President and owner of Bagel World, Inc., a bagel bakery, from March 1984 to January 1992. Prior thereto, Mr. Maisel served as a supervisor of a commercial printing plant.

Item 11.  Executive Compensation.

         With the exception of the Chief Executive Officer, the compensation of the Company's executive officers is based on a combination of salary and bonuses based on performance. The Chief
         Executive Officer's compensation consists only of a salary which has remained constant for more than the past three fiscal years. The Board of Directors does not have a compensation committee. Dr. Raymond V. Damadian, President, Chief Executive Officer and Chairman of the Board, is the only executive officer who is a member of the Board of Directors. Dr. Damadian participates in the determination of executive compensation for the Company's officers.

         There is set forth in the following Summary Compensation Table the compensation provided by the Company during fiscal
1995 to its Chief Executive Officer and executive officer whose salary and bonus were equal to at least $100,000, and there is set forth in the following Option Grant Table and Option Exercise Table the stock options granted and exercised by those individuals during fiscal 1995.


I.  SUMMARY COMPENSATION TABLE


                                                       |                                    |
                                                       |       Long Term Compensation       |
                                                       --------------------------------------
                   Annual Compensation                 |        Awards         |  Payouts   |
---------------------------------------------------------------------------------------------
                                                       |                       |            |
  (a)           (b)        (c)      (d)       (e)      |   (f)         (g)     |    (h)     |    (i)
  Name                                       Other     |                       |            |
  and                                        Annual    | Restricted            |            |  All Other
Principal                                    Compen-   |   Stock      Options  |    LTIP    |   Compen-
Position                 Salary    Bonus     sation    |  Award(s)     SARs    |   Payouts  |   sation
   2           Year       ($)       ($)       ($)      |    ($)        (#)     |    ($)     |    ($)
-------------------------------------------------------------------------------------------------------------
                                                       |                       |            |
Raymond V.     1995    $86,799.94    -          -      |   -            -      |     -      |      -
Damadian,      1994    $86,679.94    -          -      |   -            -      |     -      |      -
President &    1993    $86,799.96    -          -      |   -            -      |     -      |      -
CEO                                                    |                       |            |
                                                       |                       |            |
Luciano B.     1995    $139,259.48   -          -      |   -          35,000   |     -      |      -
Bonanni,       1994    $111,827.39   -          -      |   -            -      |     -      |      -
Executive      1993    $104,230.86   -          -      |   -            -      |     -      |      -
Vice President                                         |                       |            |
                                                       |                       |            |



II.  OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                  Potential Realizable
                                                                  Value at Assumed
                                                                  Annual Rates of               Alternative
                                                                  Stock Price                   to (f) and
                                                                  Appreciation for              (g): Grant
                     Individual Grants                            Option Term                   Date  Value
_____________________________________________________________________________________________________________

  (a)           (b)           (c)           (d)           (e)           (f)          (g)           (f)
                          % of Total
                           Options/
                             SARs
              Options/     Granted to
                SARs       Employees     Excercise or                                             Grant Date
              Granted      in Fiscal      Base Price    Expiration                                  Present
 Name           (#)          Year           ($/Sh)         Date         5% ($)       10% ($)        Value $
_________    _________     _________      _________      _________      _________    _________     _________
Raymond V.
Damadian,       0              -              -              -              -            -             -
President &
CEO

Luciano B.
Bonanni,        35,000        9.02%         $3.00         4/19/05        $52,500      $105,000         -
Executive
Vice President



III.  OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

Aggregated Options/SAR Exercises in Last Fiscal Year, amd FY-End Option/Sar Value

-----------------------------------------------------------------------------------------------------

(a)               (b)               (c)               (d)                (e)
                                                      Number of          Value of Unexercised
Name          Shares Acquired    Value Realized       Unexercised        In-the-Money
              on Exercise (#)    ($)                  Options/SARs       Options/SARs at
                                                      at FY-End (#)      FY-End ($)

                                                       Exercisable/      Exercisable/
                                                       Unexercisable     Unexercisable

-----------------------------------------------------------------------------------------------------
Raymond V.         0                  -                  0                      -
Damadian,
President
and CEO


Luciano B.        41,250          $7,226.56            12,500               $0
Bonanni,                                               (all exercisable)
Executive
Vice President

Employee Compensation Plans

         The Company's 1984 Incentive Stock Option Plan, adopted as of August 24, 1984, permitted the issuance of stock options covering an aggregate of 312,500 shares of Common Stock to employees of the Company. The options had an exercise price equal to the fair market value of the underlying stock on the date the option was granted, were nontransferrable, were exercisable for a period not exceeding ten years and expired upon the voluntary termination of employment. The 1984 Incentive Stock Option Plan terminated on August 23, 1994. As of June 30, 1995 no options were available for future grant under the plan.

         The Company's 1986 Nonstatutory Stock Option Plan, adopted on January 17, 1986, permitted the issuance of stock options covering an aggregate of 1,250,000 shares of Common Stock. The options may be issued at such price and upon such terms and conditions as are determined by the Company. The 1986 Nonstatutory Stock Option plan will terminate on January 16, 1996. As of June 30, 1995, no options were available for future grant under the plan.

         The Company's 1986 Incentive Stock Option Plan, adopted on January 17, 1986, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1986 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 1,250,000 shares of Common Stock. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferrable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The 1986 Incentive Stock Option Plan will terminate on January 16, 1996. As of June 30, 1995, options to purchase 157,302 shares of Common Stock were available for future grant under the plan.

         The Company's 1993 Incentive Stock Option Plan, adopted on March 26, 1993, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1993 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 1,500,000 shares of Common Stock. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferrable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The 1993 Stock Option Plan will terminate on March 25, 2003. As of June 30, 1995, options to purchase 1,112,000 shares of Common Stock were available for future grant under the plan.

         The 1994 Stock Bonus Plan, adopted on December 1, 1993, permits the Company to issue an aggregate of 5,000,000 shares of Common Stock as a bonus or compensation. The Company selects the persons to whom bonus stock will be issued, the number of shares awarded and such other terms and conditions as it deems advisable. The 1994 Stock Bonus Plan will terminate on November 30, 2003. As of June 30, 1995, 524,745 shares of Common Stock were available for future grant.

         The Company's 1995 Nonstatutory Stock Option Plan, adopted on April 1, 1995, permits the issuance of stock options covering a aggregate of 5,000,000 shares of Common Stock. The options may be issued at such price and upon such terms and conditions as are determined by the Company. The 1995 Nonstatutory Stock Option Plan will terminate on March 31, 2005. As of June 30, 1995, options to purchase 5,000,000 shares of Common Stock were available for future grant.

         The Company's 1995 Stock Bonus Plan, adopted on April 1, 1995, permits the Company to issue an aggregate of 5,000,000 shares of Common Stock as a bonus or compensation. The Company selects the persons to whom bonus stock will be issued, the number of shares awarded and such other terms and conditions as it deems advisable. The 1995 Stock Bonus Plan will terminate on March 31, 2005. As of June 30, 1995, 4,641,000 shares of Common Stock were available for future grant.

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management.

         The following table sets forth the number and percentage of shares of the Company's securities held by each director, by each person known by the Company to own in excess of five percent of the Company's voting securities and by all officers and directors as a group as of September 15, 1995.

Name and Address of             Shares              Percent
Beneficial Owner (1)      Beneficially Owned        of Class

Raymond V. Damadian, M.D.
c/o FONAR Corporation
Melville, New York
 Director, President
 CEO, 5% + Stockholder
    Common Stock              2,366,637.5              6.06%
    Class B Stock             3,187,058               99.80%

Claudette Chan
 Director
    Common Stock                  4,000                *

Robert J. Janoff                 25,000                *
 Director
    Common Stock (2)
                                                       *
Herbert Maisel                      100
 Director
    Common Stock (3)

Luciano Bonanni                   160,661               *
  Executive Vice President

All Officers and Directors
as a Group (7 persons)
    (2)(3)(4)
    Common Stock              2,625,398.5            6.72%
    Class B Stock             3,187,058              99.80%
___________________________
*   Less than one percent

1. Address provided for each beneficial owner owning more than five percent of the voting securities of the Company.

2. Includes presently exercisable options to purchase 15,000 shares of the Company's Common Stock.

3. Includes 50 shares of the Company's Common Stock which are held in the name of Mr. Maisel as trustee for his minor daughter and 50 shares of the Company's Common Stock which are held by Mr.
Maisel's wife.

4.  Includes options to purchase 4,000 shares of the Company's
Common Stock held by an officer.

Item 13. Certain Relationships and Related Transactions.


         On April 7, 1989, at a time when the Company lacked both the financing and working capital to establish its own centers, Donna Damadian, the wife of Raymond V. Damadian, M.D., Chairman of the Company, purchased from FONAR a scanner for a purchase price of $1,508,000 (the price paid by FONAR's customers for like equipment). $1.2 million was paid in cash, providing a much needed cash infusion for the Company, and the balance was paid over time with interest pursuant to a promissory note of even date. The scanner is being leased to Macon Magnetic Resonance Imaging, P.C. ("Macon Center"), a Georgia professional corporation wholly-owned by, and of which Dr. Damadian is, the President.

         Since May, 1990, Raymond V. Damadian M.D., MR Scanning Centers Management Company, a Delaware corporation of which Raymond V. Damadian is the sole shareholder, director and President ("RVDC"), has been party to a standard service agreement with the Company for the servicing of the scanner at the Macon Center. The current annual price is $123,760, which is the standard price charged to the Company's other customers for like equipment. The term of the current one-year service agreement runs from April, 1995 to April, 1996. The current annual price was also in effect during the prior year from April, 1994 to April, 1995.

         By agreement dated June 27, 1990, Tallahassee Magnetic Resonance Imaging, P.A., a Florida corporation of which Raymond V. Damadian is the sole shareholder, director and President ("TMRI"), agreed to support the Company's financial obligations to one of its secured lenders by agreeing to be the lessee of one of its mobile scanners for a period of five years, subject to the superior rights of the Company's secured lender. Effective June 30, 1991, the lease arrangements were restructured to provide for a five year term, commencing June 30, 1991, and the monthly payment was fixed at $43,217, eliminating the previous per scan fee (with a minimum monthly payment of $43,200). In addition, since service and maintenance for the scanner is not included under the new lease, TMRI has been party to a standard service agreement with the Company for the scanner since June 30, 1991. The annual price is currently $120,000, and the term of the current one-year service agreement runs from June 30, 1995 to June 29, 1996. The current annual price was also in effect during the prior year from June 30, 1994 to June 29, 1995.

         In addition, in fiscal years 1990 and 1992, RVDC leased four MRI scanners previously leased by the Company to unrelated parties, where the original lessees had defaulted or were unwilling to continue to perform. RVDC thereby preserved the leases for the Company and rescued the Company from defaulting with the lender. The following is a description of these transactions.

         By agreement dated April 1, 1990, RVDC agreed to assume the financial and other obligations of the original lessee under a lease for a mobile scanner dated June 29, 1988, on the same terms and conditions as the original lessee. Effective June 30, 1991, the lease arrangements were restructured to provide for a five year term, commencing June 30, 1991 and the monthly payment was fixed at $35,167, eliminating the previous per scan fee (with a minimum monthly payment of $40,000). In addition, since service and maintenance for the scanner was not included under the terms of the new lease, RVDC obtained a standard service agreement with the Company for the scanner, the price for which was $122,256 for the period from June 30, 1993 to June 29, 1994. RVDC in turn provided the use of the scanner to Albany Magnetic Imaging Center, P.C., a Georgia professional corporation of which Raymond V. Damadian is the sole stockholder, director and President ("Albany Center"). Effective December 1, 1993, RVDC assigned its purchase option under the lease to the Albany Center, and the Albany Center concurrently exercised the option and purchased the scanner from the Company for a purchase price of $1,128,844. Of the purchase price, $574,077 was paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner. Such indebtedness to the lender was retired pursuant to a new equipment finance lease between the lender and the Albany Center, guaranteed by the Company, providing for 18 monthly payments of $35,000 each. Following payment of the lease, the remaining $554,767 of the purchase price due to the Company is required to be paid pursuant to a promissory note, with interest at 10% per annum, over an 18 month term (17 payments of $35,000 each and one final payment of
$2,454.08).   Effective December 1, 1993, the Albany Center also
assumed RVDC's service agreement for the scanner for the balance of the contract year, and upon expiration of the agreement entered into a new service agreement with the Company for the period from June 30, 1994 to June 29, 1995 at a price of $122,256. The term of the current one-year service contract runs from June 30, 1995 to June 29, 1996 at the same price.

         Pursuant to an agreement dated March 7, 1990, RVDC agreed to assume the financial and other obligations of the original lessee under a lease for a mobile scanner dated December 13, 1988, on the same terms and conditions as the original lessee.
Effective June 30, 1991, the lease arrangements were restructured to provide for a five year term commencing June 30, 1991, and the monthly payment was fixed at $42,387, eliminating the previous per scan fee (with a minimum monthly payment of $52,000). In addition, since service and maintenance for the scanner is not included under the terms of the new lease, RVDC has been party to a standard service agreement with the Company for the scanner since June 30, 1991. The annual price is currently $105,000, which was reduced from $120,000 in the previous year to bring the price into line with the Company's standard pricing for like equipment. The term of the current one-year service agreement runs from June 30, 1995 to June 29, 1996. RVDC in turn has provided the use of the scanner to Central Island MRI, P.C., a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President ("Staten Island Center").

         By agreement dated March 7, 1990, RVDC agreed to assume the financial and other obligations of the original lessee under a lease for a mobile scanner dated August 16, 1988, on the same terms and conditions as the original lessee. Effective June 30, 1991, the lease arrangements were restructured to provide for a five year term, commencing June 30, 1991 and the monthly payment was fixed at $31,373, eliminating the previous per scan fee (with a minimum monthly payment of $41,500.) In addition, since service and maintenance for the scanner was not included under the terms of the new lease, RVDC obtained a standard service agreement with the Company for the scanner, the price for which was $120,000 for the period from June 30, 1993 to June 29, 1994. RVDC in turn provided the use of the scanner to Deerfield Magnetic Resonance Imaging P.A., a Florida professional association, of which Raymond
V. Damadian is the sole shareholder, director and President ("Deerfield Center"). In July 1994, the lease between FONAR and RVDC was terminated, and the Deerfield Center concurrently purchased the scanner from the Company by assuming the Company's indebtedness to the lender secured by the scanner in the amount of $508,180.07. This amount is to be paid pursuant to a note, guaranteed by the Company, with interest at 10% per annum, providing for 17 monthly payments of $30,519.81 each and a final payment of the remaining principal balance plus unpaid interest. In connection with assuming the debt to the lender, the Deerfield Center assumed the remaining outstanding lease obligation of RVDC to the Company respecting the scanner in the amount of $454,005.11. This amount is to be paid pursuant to a promissory note, bearing interest at the rate of 10% per annum, in 17 monthly installments (16 installments of $30,000 each and one installment of $7,274.79) commencing January 1, 1996, following the final scheduled payment by the Deerfield Center of the obligation to the lender. The Deerfield Center also entered into a service agreement with the Company for the period from June 30, 1994 to June 29, 1995 at a price of $120,000. The term of the current one-year service contract runs from June 30, 1995 to June 29, 1996 at the same price.

         During fiscal 1992, RVDC agreed to assume the financial and other obligations of the original lessee under a lease for a mobile scanner dated June 30, 1989 and restructured the terms to provide for a monthly payment of $24,421.44 commencing April 1, 1992 and extended the term of the lease seven years from that date. In addition, RVDC entered into a standard service contract with the Company for the Scanner, the price for which was $105,105.60 for the period from May 6, 1993 to May 5, 1994. RVDC in turn provided the use of the scanner to Daytona Beach Magnetic Resonance Imaging, P.A., a Florida professional association of which Raymond V. Damadian is the sole shareholder, director and President ("Daytona Beach Center"). Effective December 1, 1993, RVDC assigned its purchase option under the lease to the Daytona Beach Center, and the Daytona Beach Center exercised the option and purchased the scanner from the Company for a purchase price of $1,416,717. Of the purchase price, $328,044 was paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner. Such indebtedness to the lender was retired pursuant to a new equipment finance lease between the lender and the Daytona Beach Center, guaranteed by the Company, providing for 18 monthly payments of $20,000 each. The remaining $1,088,673 of the purchase price due to the Company is required to be paid pursuant to a promissory note, with interest at 10% per annum, over a 45 month term commencing July 1, 1994 as follows: eleven installments of $15,000 each, thirty-three installments of $35,000 each and one installment of $19,097.26. Effective December 1, 1993, the Daytona Beach Center also assumed RVDC's service agreement with the Company for the scanner for the balance of the contract year, and upon its expiration, entered into a new service agreement with the Company for the period from May 6, 1994 to May 5, 1995 at a price of $105,105.60. The term of the current one-year service agreement runs from May 6, 1995 to May 5, 1996 at the same price.

         RVDC supported the Company's business by leasing two and agreeing to purchase four MRI scanners from the Company in fiscal
1992.

         By agreement dated September 30, 1991, RVDC agreed to lease one of the Company's mobile scanners for a term of five years at a monthly lease payment of $36,119.98 commencing January 1, 1992. RVDC also maintained a service agreement with the Company on the scanner, the price for which was $125,000 for the period from December 15, 1992 to December 14, 1993. RVDC in turn provided the use of the scanner to Melville MRI, P.C., a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President ("Melville Center").

         Effective June 30, 1994, RVDC assigned its purchase option under the lease to the Melville Center, and the Melville Center concurrently exercised the option and purchased the scanner from the Company for a purchase price of $1,011,431.12. Of the purchase price, $900,000 is to be paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner pursuant to a note bearing interest at 14% per annum and providing for 60 monthly payments of $20,700 each. The remaining $111,431.12 of the purchase price is to be paid concurrently with the payments to the lender pursuant to a note, with interest at 10% per annum, providing for 60 monthly payment of $2,367.58 each. In addition the Melville Center assumed RVDC's current service contract with the Company for the scanner, the fee for which was $125,000 for the period from December 15, 1993 to December 14, 1994. The term of the current one-year service agreement runs form December 15, 1994 to December 14, 1995 at the same price.

         Pursuant to an agreement dated December 31, 1991, RVDC agreed to lease one of the Company's scanners for a monthly lease payment of $18,081.92 for a period of seven years commencing April 1, 1992. RVDC in turn provided the use of the scanner to Damadian MRI at Astoria, P.C. (the "Astoria Center"), a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President. Effective November 13, 1993, the lease between the Company and RVDC was terminated, and the scanner was leased directly by the Company to the Astoria Center pursuant to a new lease providing for 84 monthly payments of $16,978.43 each commencing February 1, 1994. In addition, the Astoria Center is party to a service agreement with the Company for the scanner, the fee for which is $105,000 for the period from October 27, 1995 to October 26, 1996.

         RVDC agreed to purchase four MRI scanners from the Company pursuant to sales agreements dated April 29, 1992, May 26, 1992, June 3, 1992 and June 18, 1992, for sites in Bayside (Queens County), Islandia (Suffolk County), Elmhurst (Queens County) and Forest Hills (Queens County), New York. Each of the four sales agreements provided for a purchase price of $1,000,000 payable in installments as follows: (1) 10% down payment within 30 days of execution, (2) 10% within 30 days of delivery of the magnet and shielded room and (3) 80% in 84 monthly installments of $12,468.97 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

         Effective November 13, 1993, the sales agreement for the scanner to be utilized in Islandia, New York was terminated, and the Company instead leased the scanner to Damadian MRI at Islandia, P.C. (the "Islandia Center"), a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President. The lease provides for monthly payments of $15,586.21 for a term of 84 months commencing February 1, 1994. In addition, the Islandia Center is party to a service agreement with the Company for the scanner, the fee for which is $105,000 for the period from December 6, 1994 to December 5, 1995.

         The scanner purchased by RVDC for Bayside (Queens County), New York, is being provided to Bayside MRI, P.C. (the "Bayside Center"), a New York professional corporation of which Raymond V. Damadian is the sole stockholder, director and President, and the scanner purchased by RVDC for Elmhurst (Queens County), New York, is being provided to Elmhurst MRI, P.C. (the "Elmhurst Center"), a New York professional corporation of which Raymond V. Damadian is the sole stockholder, director and President. RVDC is party to a service agreement with the Company for the scanner being provided to the Bayside Center for the period January 11, 1995 to January 10, 1996 at a price of $105,000. The current annual price was also in effect during the prior year from January 11, 1994 to January 10, 1995.

         In fiscal 1993, RVDC and its affiliates supported the Company and its objectives by leasing one MRI scanner, purchasing one MRI scanner and purchasing the Company's interest in three MRI scanning centers.

         Pursuant to an agreement dated December 31, 1992, RVDC agreed to lease from the Company a mobile scanner, which is in turn being leased to a third party in Bethesda, Maryland. The term of the lease is for 84 months and the monthly lease payment of $15,586.21 (commencing January 1, 1993) is based on a principal amount of $1,000,000 amortized over 84 months with an interest rate of 8% per annum. The lease includes an option to RVDC to purchase the scanner. RVDC is party to a standard service agreement with the Company for the scanner, the annual rate for which was $120,000 for the period from June 22, 1994 to June 21, 1995 and is $120,000 for the period from June 22, 1995 to June 21, 1996.

         Pursuant to an agreement dated March 31, 1993, RVDC agreed to purchase the Company's general partnership interest (approximately 92% of the partnership) in a partnership owning and
operating an MRI        scanning center in Bensonhurst (Brooklyn),
New York ("the "Bensonhurst Center"). The purchase price of $923,000 is payable in 84 equal monthly installments of $14,386.07 each commencing May 1, 1993, which amount includes principal and interest at the rate of 8% per annum amortized over the term. The partnership is also party to a standard service agreement with the Company. The current annual rate is $105,000 for the one year service contract from May 18, 1995 to May 17, 1996. The current annual price was also in effect during the prior year from May 18, 1994 to May 17, 1995.

         Pursuant to a sales agreement dated June 30, 1993 RVDC agreed to purchase an MRI scanner from the Company which RVDC is planning to utilize at a site located in Coral Gables, Florida (the "Coral Gables Center"). The sales agreement provides for a purchase price of $1,000,000 payable in installments as follows:
(1) 10% down payment within 30 days of execution, (2) 10% within 30 days of delivery of the magnet and shielded room, and (3) 80% in 84 monthly installments of $12,468.97 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the Scanner.

         Pursuant to an agreement dated April 6, 1993, First Coast Magnetic Resonance Imaging, P.A., ("First Coast") a professional association of which Dr. Damadian is the stockholder, director and President, purchased the Company's partnership/joint venture interests in two MRI scanning centers in Florida (one in Jacksonville and one in Fort Meyers) for a purchase price of $3,200,000. The agreement provided for payment of the purchase price as follows: $200,000 no later than June 30, 1993 and the balance in (a) 36 equal monthly installments of principal and interest (8% per annum) in the amount of $46,758.64 each and (b) one final 37th installment of principal in the amount of $1,915,323.60. The centers are parties to service agreements with the Company with prices as follows: Jacksonville: $105,416 for each of the periods from February 15, 1994 to February 14, 1995 and May 18, 1995 to May 17, 1996; Fort Myers $100,000 for the period from August 10, 1994 to August 9, 1995 and $65,000 for each of the periods from July 19, 1995 to July 18, 1996 and July 19, 1996 to July 18, 1997.

         In fiscal 1994, RVDC and its affiliates supported the Company and its objectives by purchasing five MRI scanners and purchasing the interests of a subsidiary of the Company in four limited partnerships.

         Pursuant to a sales agreement dated February 3, 1994 and amended April 1, 1994, RVDC agreed to purchase an MRI scanner from the Company which RVDC is planning to utilize at a site located in Manhattan, New York (the "West Side Center"). The sales agreement provides for a purchase price of $800,000 payable in installments as follows: (1) $100,000 down payment within 30 days of execution, and (2) $700,000 in 84 monthly installments, commencing January 1, 1995, of $11,346.73 each (inclusive of interest at 8% per annum) pursuant to a promissory note.

         Pursuant to a sales agreement dated March 31, 1994, RVDC agreed to purchase an MRI scanner from the Company which RVDC is planning to utilize at a site located in Israel (the "Israel Center"). The sales agreement provides for a purchase price of $1,000,000 payable in 84 monthly installments, commencing January 1, 1995, of $16,209.66 each (inclusive of interest at 8% per annum) pursuant to a promissory note.

         Pursuant to a sales agreement dated April 1, 1994, RVDC agreed to purchase an MRI scanner from the Company which RVDC is planning to utilize at a site located in Cape Coral, Florida (the "Cape Coral Center"). The sales agreement provides for a purchase price of $1,000,000 payable in installments as follows: (1) $100,000 down payment within 30 days of execution, and (2) $900,000 in 84 monthly installments of $14,027.59 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

         Pursuant to a sales agreement dated May 18, 1994, RVDC agreed to purchase an MRI scanner from the Company which RVDC is planning to utilize at a site located in Orlando, Florida (the "Orlando Center"). The sales agreement provides for a purchase price of $1,000,000 payable in installments as follows: (1) $100,000 within 30 days of execution, and (2) $900,000 in 84 monthly installments of $14,027.59 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

         Pursuant to an agreement dated March 31, 1994, the Company sold an MRI scanner to Ellwood City MRI Center Limited Partnership, a Pennsylvania limited partnership of which RVDC is the general partner. The sales agreement provided for a purchase price of $400,000, the first $200,000 of which was paid subsequent to the fiscal year end and the second $200,000 of which will be paid by the transfer of RVDC's distributions until the sum of $200,000 is reached. The partnership is utilizing the scanner to set up an MRI scanning center in Ellwood City, Pennsylvania.

         Pursuant to an agreement dated September 30, 1993, Advanced Medical Diagnostics Corporation ("AMD"), a subsidiary of FONAR, sold its interests in a partnership operating an MRI scanning center in Southfield Michigan to RVDC for $600,000. The purchase price is payable with interest at 10% per annum, over a period of 48 months commencing October 1, 1993 as follows: $2,000 per month for the first year, $8,333.33 per month for the second year, $16,666.67 per month for the third year and $20,909.91 for the fourth and fifth years. The partnership is party to a service agreement for the scanner at a current annual fee of $144,000, for the period January 29, 1995 to January 28, 1996. For the prior year, from January 29, 1994 to January 28, 1995, the fee also was $144,000.

         Pursuant to an agreement dated September 30, 1993, AMD sold its interests in a partnership operating an MRI scanning center in Melbourne, Florida to Melbourne Magnetic Resonance Imaging, P.A. (the "Melbourne Center"), for a purchase price of $150,000. The purchase price is payable, with interest at 10% per annum, over a period of fifteen months commencing September 1, 1995 as follows: $13,500 per month for the first fourteen months and $1,185.60 for the fifteenth month. The Melbourne Center is a Florida professional corporation of which Raymond V. Damadian is the sole stockholder, director and President. The partnership has been party to a service agreement for the scanner at an annual fee of $108,200 for the periods from May 19, 1994 to May 18, 1995 and May 19, 1995 to May 18, 1996.

         Pursuant to an agreement dated September 30, 1993, AMD sold to Dade County MRI, P.A. (the "Dade County Center") its interests in a partnership which had formerly operated an MRI scanning center in Miami, Florida, but is now inactive. The purchase price of $100,000 is payable, with interest at 10% per annum, in sixty (60) equal consecutive monthly installments of principal and interest (including interest accrued from September 30, 1993), commencing 90 days after the scanner is placed in service. The Dade County Center is a Florida professional association of which Raymond V. Damadian is the sole stockholder, director and President.

         Pursuant to an agreement dated December 31, 1993, AMD sold its interests in a partnership operating an MRI scanning center in San Francisco to RVDC. The purchase price of $265,000 is payable, with interest at 10% per annum, at the rate of $9,405.88 per month over a period of 36 months commencing January 1, 1995. The partnership has been party to a service agreement with the Company for the scanner at an annual fee of $110,384 for the periods from March 20, 1995 to March 19, 1996 and March 20, 1994 to March 19, 1995.

         Pursuant to an agreement dated December 31, 1993, AMD sold its interest in a joint venture operating an MRI scanning center in Philadelphia, Pennsylvania to Liberty MRI, P.C. (the "Liberty Center"). The purchase price of $400,000 is payable, with interest at 10% per annum, at a rate of $9,348.70 per month over a period of 60 months commencing January 1, 1995. The Liberty Center is a Pennsylvania professional corporation of which Raymond V. Damadian is the sole stockholder, director and President. The Liberty Center has been party to a service agreement with the Company for the scanner at an annual fee of $102,700 for the period from November 2, 1994 to November 1, 1995 and from November 2, 1993 to November 1, 1994.

         West Palm Beach MRI, P.A. (the "West Palm Beach Center"), a Florida professional association of which Raymond V. Damadian is the sole stockholder, director and President, has been party to a service agreement with the Company for its scanner at an annual fee of $105,000 for the periods from March 1, 1994 to February 28, 1995 and March 1, 1995 to February 28, 1996.

         In fiscal 1995, RVDC supported the Company and its objectives by purchasing seven MRI scanners.

         Pursuant to a sales agreement dated July 12, 1994, RVDC agreed to purchase an MRI scanner from the Company which RVDC is planning to utilize at a site located in Ft. Lauderdale, Florida (the "Ft. Lauderdale Center"). The sales agreement provides for a purchase price of $800,000 payable in installments as follows: (1) $80,000 down payment within 30 days of execution and (2) $720,000 in 84 monthly installments of $11,222.07 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

         Pursuant to a sales agreement dated July 12, 1994, RVDC agreed to purchase an MRI scanner from the Company which RVDC is planning to utilize at a site located in Leeds, England (the "Leeds Center"). The sales agreement provides for a purchase price of $800,000 payable in installments as follows: (1) $80,000 down payment within 30 days of execution and (2) $720,000 in 84 monthly installments of $11,222.07 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

         Pursuant to a sales agreement dated October 1, 1994, RVDC agreed to purchase an MRI scanner from the Company which RVDC is planning to utilize at a site located in St. Petersburg, Florida (the "St. Petersburg Center"). The sales agreement provides for a purchase price of $800,000 payable in installments as follows: (1) $80,000 down payment within 30 days of execution and (2) $720,000 in 84 monthly installments of $11,222.07 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

         Pursuant to a sales agreement dated October 4, 1994, RVDC agreed to purchase an MRI scanner from the Company which RVDC is planning to utilize at a site located in Boca Raton, Florida (the "Boca Raton Center"). The sales agreement provides for a purchase price of $800,000 payable in installments as follows:
(1) $80,000 down payment within 30 days of execution and (2) $720,000 in 84 monthly installments of $11,222.07 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

         Pursuant to a sales agreement dated November 25, 1994, RVDC agreed to purchase an MRI scanner from the Company which RVDC is planning to utilize at a site located in Birmingham, England (the "Birmingham Center"). The sales agreement provides for a purchase price of $800,000 payable in installments as follows: (1) $80,000 down payment within 30 days of execution and
(2) $720,000 in 84 monthly installments of $11,222.07 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

         Pursuant to a sales agreement dated January 4, 1995, RVDC agreed to purchase an MRI scanner from the Company which RVDC is planning to utilize at a site located in Sarasota, Florida (the "Sarasota Center"). The sales agreement provides for a purchase price of $800,000 payable in installments as follows: (1) $80,000 down payment within 30 days of execution and (2) $720,000 in 84 monthly installments of $11,222.07 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

         Pursuant to a sales agreement dated January 16, 1995, RVDC agreed to purchase an MRI scanner from the Company which RVDC is planning to utilize at a site located in Largo, Florida (the "Largo II Center"). The sales agreement provides for a purchase price of $800,000 payable in installments as follows:
(1) $80,000 down payment within 30 days of execution and (2) $720,000 in 84 monthly installments of $11,222.07 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

         In addition, pursuant to an agreement dated April 1, 1995, RVDC assigned its right to purchase an MRI scanner from a third party for $85,000 and FONAR assumed the obligations of RVDC under the agreement. RVDC also sold FONAR an MRI machine for $23,000 pursuant to an agreement dated April 1, 1995.

         For the year ended June 30, 1995 total receipts by the Company from RVDC and its affiliates were $4,013,100, as compared to receipts of $4,913,968 in fiscal 1994 and receipts in fiscal
1993 of $2,665,000.

         RVDC executed and delivered to the Company a promissory note, dated June 30, 1992 in the principal amount of $4,284,692 with interest thereon at the rate of 10% per annum, payable in quarterly installments of interest only during the first year and thereafter, amortized over a five-year period. The note represented the indebtedness of RVDC to the Company incurred during fiscal 1992 for lease payments, service contract fees, management fees and reimbursable expenses and incorporated and superseded the outstanding balance of the note to the Company from RVDC dated June 30, 1991 in the principal amount of $1,996,100 (which was amortized over five years with interest at 10%). The note is guaranteed by the Macon Center, Albany Center, Staten Island Center, Deerfield Center, Daytona Beach Center and Melville Center and is secured by certain assets of RVDC and the guarantors. These security interests are in certain cases subordinate to the security interests of unrelated lenders.

         TMRI executed and delivered to the Company a promissory note dated June 30, 1992 in the principal amount of $803,272,
with          interest thereon at the rate of 10% per annum,
payable in quarterly installments of interest only during the first year and thereafter, amortized over a five year period. The note represents the indebtedness of TMRI to the Company during fiscal 1992 for lease payments, service contract fees and reimbursable expenses and incorporates and supersedes the outstanding balance of the note to the Company from TMRI dated June 30, 1991 in the principal amount of $169,200 (which was amortized over five years with interest at 10%).

         Pursuant to an agreement dated March 3, 1994, Network MRI, Inc. ("Network") engaged the Company to disassemble, transport and reinstall an MRI scanner purchased by Network from a third party. Luciano Bonanni, the Executive Vice President of the Company, is the President, director and shareholder of Network. The agreement provides for a price of $120,000 payable as follows:
(1) $5,000 upon the giving of notice by Network to commence the deinstallation, (2) $15,000 upon the completion of the installation of the magnet and shielded room and (3) $100,000 in 36 monthly installments of $3,133.64 each (inclusive of interest at 8% per annum) pursuant to a note executed upon completion of the reinstallation.

         Pursuant to an agreement dated June 20, 1994, MRI Enterprises, Inc. ("Enterprises"), a New York corporation of which Luciano Bonanni is the stockholder, director and President, engaged the Company to disassemble, transport and reinstall an MRI scanner purchased by Enterprises from a third party. The agreement provided for a price of $120,000 payable as follows:
(1) $5,000 upon the giving of notice by Enterprises to commence the deinstallation, (2) $15,000 upon the completion of the installation of the magnet and shielded room and (3) $100,000 with interest at 8% per annum pursuant to a note executed upon completion of the reinstallation.

         In addition, as of June 30, 1995, Enterprises assumed the liability of a third party to FONAR which had defaulted in its obligation to pay for service for an MRI scanner being provided by Enterprises to the third party. The liability, in the amount of $50,604.00 was assumed by Enterprises in exchange for FONAR assigning the account receivable to Enterprises. The liability is payable by Enterprises to FONAR amortized over a period of thirty-six months with interest at 8% per annum commencing on January 1, 1996.

         Enterprises was indebted to the Company as at June 30, 1995, in the amount of $204,539 pursuant to a promissory note due January 15, 1995 in the original principal amount of $324,235 with interest at the rate of 10% per annum. The original principal amount of this note represents the liability of a third party to the Company for service and other items which was assumed by Enterprises in connection with Enterprises' acquisition of an MRI scanner and assumption of said party's finance lease covering the scanner.

         The aggregate indebtedness of Enterprises and Network to the Company as at June 30, 1995 was $432,339.00.

         Pursuant to an agreement dated August 3, 1993 MRI Specialties, Inc. ("Specialties") engaged the Company to deinstall, transport and reinstall an MRI scanner purchased from a third party. Timothy Damadian, a Vice President of the Company, is the stockholder, director and President of Specialities. The agreement provides for a price of $120,000 payable in 36 monthly installments of $3,760.36 each (inclusive of interest at 8% per annum) pursuant to a note executed and delivered by Specialties upon the completion of the reinstallation. The scanner is owned by Canarsie MRI Associates ("Canarsie"), a joint venture partnership of which Specialties is an owner, and Canarsie is party to a service agreement for the scanner with the Company at an annual fee of $70,000 for the period September 1, 1994 through August 31, 1995 and $73,500 for the period September 1, 1995 through August 31, 1996. The annual fee for the following two annual periods will not exceed $77,000 and $80,500, respectively.

         The aggregate indebtedness of Specialties and Canarsie to the Company as at June 30, 1995 was $142,925.00.

              (Remainder of page intentionally left blank)

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

a)  Financial Statements and Schedules

         The following consolidated financial statements are included in Part II, Item 8.

         Report of Independent Certified Public Accountants.

         Consolidated Balance Sheets as at June 30, 1995 and
         1994.

         Consolidated Statements of Operations for the Three
         Years Ended June 30, 1995, 1994 and 1993.

         Consolidated Statements of Stockholders' Equity for the Three Years Ended June 30, 1995, 1994 and 1993.

         Consolidated Statements of Cash Flows for the Three
         Years Ended June 30, 1995, 1994 and 1993.

         Notes to Consolidated Financial Statements.

         The following consolidated financial statement schedules are included in Item 14 (d).

         Supplementary Schedules

         Report of Independent Certified Public Accountants on
         Schedules.


         Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.


b)  Reports on Form 8-K

          None.

c)  Exhibits

     3.1 Certificate of Incorporation, as amended, of the Company incorporated herein by reference to Exhibit 3.1 to the Registrant's registration statement on Form S-1, Commission File
No. 33-13365.

    3.2 Article Fourth of the Certificate of Incorporation, as amended, of the Company incorporated by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-8, Commission File No. 33-62099.

     3.3 By-Laws, as amended, of the Company incorporated herein by reference to Exhibit 3.2 to the Registrant's registration statement on Form S-1, Commission File No. 33-13365.

     4.1 Specimen Common Stock Certificate incorporated herein by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-1, Commission File No. 33-13365.

     4.2 Specimen Class B Common Stock Certificate incorporated herein by reference to Exhibit 4.2 to the Registrant's registration statement on Form S-1, Commission File No. 33-13365.

    10.1 License Agreement between FONAR and Raymond V. Damadian incorporated herein by reference to Exhibit 10 (e) to Form 10-K for the fiscal year ended June 30, 1983, Commission File No.
0-10248.

    10.2 1983 Nonstatutory Stock Option Plan incorporated herein by reference to Exhibit 10 (a) to Form 10-K for the fiscal year ended June 30, 1983, Commission File No. 0-10248, and amendments thereto dated as of March 7, 1984 and dated August 22, 1984, incorporated herein by referenced to Exhibit 28 (a) to Form 10-K for the year ended June 30, 1984, Commission File No. 0-10248.

    10.3 1984 Incentive Stock Option Plan incorporated herein by reference to Exhibit 28 (c) to Form 10-K for the year ended June
30, 1984, Commission File No. 0-10248.

    10.4 1986 Nonstatutory Stock Option Plan incorporated herein by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended June 30, 1986, Commission File No. 0-10248.

    10.5 1986 Stock Bonus Plan incorporated herein by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended June 30, 1986, Commission File No. 0-10248.

    10.6 1986 Incentive Stock Option Plan incorporated herein by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended
June 30, 1986, Commission File No. 0-10248.

    10.7  Lease Agreement, dated as of August 18, 1987, between
FONAR and Reckson Associates incorporated herein by reference to
Exhibit 10.26 to Form 10-K for the fiscal year ended June 30, 1987, Commission File No. 0-10248.

    10.8 1993 Incentive Stock Option Plan incorporated herein by reference to Exhibit 28.1 to the Registrant's registration statement on Form S-8, Commission File No. 33-60154.

    10.9 1993 Non-Statutory Stock Option Plan incorporated herein by reference to Exhibit 28.2 to the Registrant's registration statement on Form S-8, Commission File No. 33-60154.

    10.10 1993 Stock Bonus Plan incorporated herein by reference to Exhibit 28.3 to the Registrant's registration statement on Form S-8, Commission File No. 33-60154.

    10.11 1994 Non-Statutory Stock Option Plan incorporated herein by reference to Exhibit 28.1 to the Registrant's registration statement on Form S-8, Commission File No. 33-81638.

    10.12 1994 Stock Bonus Plan incorporated herein by reference to Exhibit 28.2 to the Registrant's registration statement on Form S-8, Commission File No. 33-81638.

    10.13 1995 Non-Statutory Stock Option Plan incorporated herein by reference to Exhibit 28.1 to the Registrant's registration statement on Form S-8, Commission File No. 33-62099.

    10.14 1995 Stock Bonus Plan incorporated herein by reference to Exhibit 28.2 to the Registrant's registration statement on Form S-8, Commission File No. 33-62099.

    11.  Statement Re Computation Of Per Share Earnings.  See
Exhibits.

    22.1 Subsidiaries of the Registrant. Incorporated herein by reference to Exhibit 22.1 Form 10-K for the fiscal year ended June 30, 1989, Commission File No. 0-10248.


d)  Financial Statement Schedules

    [See pages S-1 through S-3]

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULES


          To the Board of Directors
          FONAR Corporation and Subsidiaries


          In connection with our audit of the consolidated financial statements of FONAR Corporation and Subsidiaries as at June 30, 1995 and 1994, and for the years in the three-year period ended June 30, 1995, we have also audited the supplemental schedules listed in the accompanying index to consolidated financial statements and schedules. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. These schedules are presented for purposes of complying with the Securities and
          Exchange Commission's rules and regulations under the Securities Exchange Act of 1934 and are not otherwise a required part of the basic consolidated financial statements. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                          TABB, CONIGLIARO & McGANN, P.C.

          New York, New York
          November 3, 1995

                    FONAR CORPORATION AND SUBSIDIARIES
    SCHEDULE II - ACCOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS
                 FOR THE THREE  YEARS ENDED JUNE 30, 1995



                                                                            Deductions                         Balance
                                                                  -------------------------------         At End of Period
                                  Balance At                                        Amounts       -------------------------------
                                  Beginning                         Amounts         Written                              Non-
          Name of Debtor          of Period        Additions         Collected          Off          Current             Current
          --------------        --------------  --------------   --------------  --------------   --------------    --------------
For the Year Ended June 30, 1993:
    Diagnostic Imaging Corp.      $ 226,113      $1,096,686  (b)   $1,168,155      $   -           $ 154,644           $    -
    MRI Enterprises, Inc.           112,032       1,132,091  (c)    1,222,484          -              21,639                -
    L. Bonanni                       44,525         120,468            44,525          -             120,468  (a)           -
For the Year Ended June 30, 1994:
    Diagnostic Imaging Corp.      $ 154,644      $5,271,621  (d)   $5,175,878      $   -           $ 250,387           $    -
    MRI Enterprises, Inc.            21,639       3,287,750  (e)    3,180,172          -             129,217                -
    L. Bonanni                      120,468           -                18,768          -             101,700  (a)           -
For the Year Ended June 30, 1995:
    Diagnostic Imaging Corp.      $ 250,387      $  389,050        $  639,437      $   -           $    -              $    -
    MRI Enterprises, Inc.           129,217       4,026,488         3,738,214          -             417,491                -
    L. Bonanni                      101,700         107,344            25,969          -             183,075                -


(a)Remaining balances on note receivable (with interest at 10%) for exercise of options to purchase shares of common stock. These notes are included in the accompanying consolidated balance sheets under the caption "Notes receivable from stockholders".

(b)Note receivable, with interest at 12% (which was paid in full in the first quarter of fiscal 1994) for exercise of options and purchase of 850,000 shares of common stock by a company in which an officer of the Company was a director. The note is included in the accompanying consolidated balance sheets under the caption "Notes receivable from stockholders".

(c)Note receivable, with interest at 12% (which was paid in full in the first quarter of fiscal 1994) for exercise of options and purchase of 830,000 shares of common stock by a company owned by an officer of the Company. The note is included in the accompanying consolidated balance sheets under the caption "Notes receivable from stockholders".

(d)Note receivable with interest at 10% (which was paid in full in the first quarter of fiscal 1995) for exercise of options and purchase of 2,975,000 shares of common stock by a company in which an officer of the Company was a director. The note is included in the accompanying consolidated balance sheets under the caption "Notes receivable from stockholders".

(e)Note receivable with interest at 10% (which was paid in full in the first quarter of fiscal 1995) for exercise of options and purchase of 1,850,000 shares of common stock by a company owned by an officer of the Company. The note is included in the accompanying consolidated balance sheets under the caption "Notes receivable from stockholders".


                       FONAR CORPORATION AND SUBSIDIARIES
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE THREE YEARS ENDED JUNE 30, 1995
                                                                    Balance At                                         Balance At
                                                                     Beginning   Additions               Other         End of
         Description                                                 of Period   At Cost   Deletions Add   (Deduct)    Period
         -----------                                                ----------   --------- --------- --------------    --------
For the Year Ended June 30, 1993:
 Deducted from asset accounts:
   Allowance for doubtful accounts in accounts receivable           $ 1,876,061  $ 360,297   $   -   $ (122,095) (a)  $ 2,114,263
   Allowance for doubtful accounts in notes receivable - current        450,000    150,000       -        -               600,000
   Allowance for doubtful accounts in accounts receivable
     and investments in affiliates                                    1,250,000        -         -        -             1,250,000
   Allowance for possible losses - net investment in sales-type
     leases                                                             115,000        -         -        -               115,000
   Accumulated amortization of other intangible assets                5,700,346     121,416      -        -             5,821,762
   Accumulated amortization of capitalized software
     development costs                                                2,595,154   1,127,592      -        -             3,722,746
                                                                      ---------   ----------   -----  -----------      -----------
                                                                     11,986,561  $1,759,305   $  -   $ (122,095)      $13,623,771
                                                                     ----------  ----------   -----  -----------      -----------

                       FONAR CORPORATION AND SUBSIDIARIES
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE THREE YEARS ENDED JUNE 30, 1995

                                                                    Balance At                                         Balance At
                                                                    Beginning    Additions                Other        End of
         Description                                                of  Period   At   Cost Deletions   Add (Deduct)    Period
         -----------                                                -----------  --------- ---------   ------------    --------
For the Year Ended June 30, 1994:
 Deducted from asset accounts:
   Allowance for doubtful accounts in accounts receivable           $ 2,114,263  $  287,310   $(77,020)    $-         $ 2,324,553
   Allowance for doubtful accounts in notes receivable - current        600,000     108,411      -          -             708,411
   Allowance for doubtful accounts in accounts receivable
     and investments in affiliates                                    1,250,000        -         -          -           1,250,000
   Allowance for possible losses - net investment in sales-type
     leases                                                             115,000        -         -          -             115,000
   Accumulated amortization of other intangible assets                5,821,762     203,266      -          -           6,025,028
   Accumulated amortization of capitalized software
     development costs                                                3,722,771   1,168,416    (287,596)    -           4,603,566
                                                                    -----------   ----------   ----------  ------      -----------
                                                                    $13,623,771  $1,767,403   $(364,616)    -         $15,026,558
                                                                     ----------   ----------   ----------  ------      -----------

                       FONAR CORPORATION AND SUBSIDIARIES
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE THREE YEARS ENDED JUNE 30, 1995
                                                                    Balance At                                         Balance At
                                                                    Beginning    Additions                Other        End of
         Description                                                of  Period   At   Cost Deletions   Add (Deduct)    Period
         -----------                                                -----------  --------- ---------   ------------    --------
For the Year Ended June 30, 1995:
 Deducted from asset accounts:
   Allowance for doubtful accounts in accounts receivable           $ 2,324,553  $  116,514    $ -         $-         $ 2,441,067
   Allowance for doubtful accounts in notes receivable - current        708,411       -          -          -             708,411
   Allowance for doubtful accounts in accounts receivable
     and investments in affiliates                                    1,250,000       -          -          -           1,250,000
   Allowance for possible losses - net investment in sales-type
     leases                                                             115,000       -          -          -             115,000
   Accumulated amortization of other intangible assets                6,025,028     176,276    (169,163)    -           6,032,141
   Accumulated amortization of capitalized software
     development costs                                                4,603,566   1,255,012       -         -           5,858,578
                                                                    -----------  ----------    ----------  -------      -----------
                                                                    $15,026,558  $1,547,802    $(169,163)   $-        $16,405,197
                                                                    -----------  ----------    ----------  ------      -----------
(a) Uncollectible accounts writtten-off

                                                         S-3

                            SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FONAR CORPORATION

Dated:  November 7, 1995

                                  By: /s/ Raymond Damadian
                                      Raymond V. Damadian,
                                      President

         Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature               Title               Date

/s/ Raymond Damadian    Chairman of the      November 7, 1995
Raymond V. Damadian       Board of Directors,
                          President and a
                          Director (Principal
                          Executive Officer)

/s/ Claudette J.V. Chan   Director           November 7, 1995
Claudette J.V. Chan


/s/ Robert J. Janoff      Director           November 7, 1995
Robert J. Janoff


/s/ Herbert Maisel        Director           November 7, 1995
Herbert Maisel

FONAR CORPORATION AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER COMMON STOCK

EXHIBIT 11
                                                                         WEIGHTED AVERAGE NUMBER OF SHARES
                                               NUMBER OF                       FOR THE YEARS ENDED
                                                 SHARES    ALLOCATION  ------------------------------------
                                                 ISSUED      RATIO       JUNE 30,    JUNE 30,    JUNE 30,
                                                                           1995        1994        1993
                                               --------     ---------   ----------  ----------  ----------
NUMBER OF SHARES OUTSTANDING                                            34,430,329  28,367,408  24,934,833
   AT BEGINNING OF YEAR


JULY 1 - SEPTEMBER 30                          2,035,500    322 /  365   1,793,114
                                               1,366,500    313 /  365               1,172,270
                                                 572,500    315 /  365                             494,540


OCTOBER 1 - DECEMBER 31                        1,539,700    234 /  365     988,800
                                               1,333,200    235 /  365                 858,928
                                                 558,575    235 /  365                             360,083


JANUARY 1 - MARCH 31                           1,600,000    135 /  365     591,233
                                               1,345,875    145 /  365                 533,451
                                                 899,500    114 /  365                             280,810


APRIL 1 - JUNE 30                              1,817,375     55 /  365     275,062
                                               2,017,346     44 /  365                 245,055
                                               1,402,000     49 /  365                             188,482


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING @ JUNE 30
            BEFORE STOCK DIVIDEND                                       38,078,538  31,177,112  26,258,748

LESS : CLASS B COMMON STOCK                                             (3,194,556) (3,202,189) (3,202,189)

WEIGHTED AVERAGE NUMBER OF SHARES AVAILABLE FOR STOCK
            DIVIDEND                                                    34,883,982  27,974,923  23,056,559

STOCK DIVIDEND - CLASS A NON-VOTING PREFERRED STOCK
( 1 SHARE OF PREFERRED STOCK FOR 5 SHARES OF COMMON STOCK)              41,860,778  33,569,908  27,667,871

CLASS B COMMON STOCK                                                     3,194,556   3,202,189   3,202,189

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING @ JUNE 30                 45,055,334  36,772,097  30,870,060

NET (LOSS) INCOME                                                       (1,762,971)   (334,574)    238,283


NET (LOSS) INCOME PER WEIGHTED AVERAGE SHARE OUTSTANDING                     (0.04)      (0.01)       0.01