Form 10-Q
period 1995-09-30
FONAR CORP
filed 1995-12-22
CIK 355019

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 1995         Commission File Number 0-10248



                          FONAR CORPORATION
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)



             DELAWARE                          11-2464137
--------------------------------    ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)



110 Marcus Drive     Melville, New York                 11747
------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code:     (516)  694-2929
                                                      ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X     NO
                                                    ----     ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Class                     Outstanding at September 30, 1995
--------------------------------    ---------------------------------------
Common Stock, par value $.0001                      39,217,198
Class B Common Stock,
  par value $.0001                                   3,193,456

FONAR CORPORATION AND SUBSIDIARIES
INDEX







PART I - FINANCIAL INFORMATION                                  PAGE



Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - September 30, 1995
     and June 30, 1995                                            3

   Condensed Consolidated Statements of Operations for
     the Three Months Ended September 30, 1995 and
     September 30, 1994                                           4

   Condensed Consolidated Statements of Cash Flows for
     the Three Months Ended September 30, 1995 and
     September 30, 1994                                           5


   Notes to Condensed Consolidated Financial Statements           6



Item 2. Management's Discussion and Analysis of Financial         8
        Condition and Results of Operations



PART II - OTHER INFORMATION                                      10

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                              September 30,   June 30,
                                                         1995         1995
                                                      (UNAUDITED)
Current Assets:                                        ---------    -------
  Cash                                                   $ 1,833    $ 3,267
  Accounts receivable, net of allowance
  for doubtful accounts of $ 604                           1,755      1,797
  Accounts receivable from affiliates                        400        400
  Costs and estimated earnings in excess
    of billings on uncompleted contracts (Note C)            305        324
  Inventories (Note B)                                     2,541      2,295
  Other current assets                                     1,222      1,483
                                                          ------     ------
        Total current assets                               8,056      9,566
                                                          ======     ======
Assets held for resale                                       598        598
                                                          ------     ------
Property and equipment, at cost                           12,706     13,416
  Less accumulated depreciation and amortization         (10,476)   (10,630)
                                                         --------   --------
                                                           2,230      2,786
Investment, advances and notes to affiliates and
 related parties, net of allowance of $ 1,250             27,532     23,940
Cost of acquired technology and license, patents
  and software development costs, net                      4,832      5,084
Net investment in sales-type leases                        5,171      4,962
Costs and estimated earning in excess of billings
  on uncompleted contracts (Note C)                        5,996      6,681
Other assets                                               1,810      1,327
                                                          ------     ------
                                                        $ 56,225   $ 54,944
LIABILITIES AND STOCKHOLDERS' EQUITY                      ======     ======

Current Liabilities:
  Notes payable                                          $   100    $   100
  Current maturities of long-term debt and
    capital lease obligations                              3,058      3,252
  Accounts payable                                         1,449      1,595
  Billings in excess of costs and estimated
    earnings on uncompleted contracts (Note C)                 -         11
  Accrued expenses, customer advances and
    other current liabilities                              8,995      9,685
                                                          ------     ------
      Total current liabilities                           13,602     14,643
                                                          ======     ======
Long-term debt and capital lease obligations
   less current maturities                                   456        529
Other liabilities                                             89         99
                                                          ------     ------
                                                             545        628
                                                          ------     ------
Minority interest                                            243        285
                                                          ------     ------
 Stockholders' Equity  (Note D)                           41,835     39,388
                                                          ------     ------
                                                        $ 56,225   $ 54,944
                                                          ======     ======
See notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                  FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                     ---------------------
                                                       1995         1994
                                                     --------     --------
REVENUES                                             $  4,343     $  4,906
                                                     --------     --------

COSTS AND EXPENSES:
   Cost of revenues                                     2,190        2,274
   Research and development                               847          797
   Selling,general and administrative                   1,999        2,115
                                                     --------     --------
Income (loss) from operations                         (   693)     (   280)

   Other income                                           281          124
                                                      -------      -------
Loss before provision for taxes and
 minority interest                                    (   412)     (   156)

Provision for income and franchise taxes                    -            -
                                                      -------      -------
Minority interest in net loss (income) of
 subsidiary and partnership                                42           84
                                                      -------      -------
NET LOSS                                             $(   370)    $(    72)
                                                      =======      =======





Net Income per common share:
  Loss before taxes & minority interest                $  .01      $  .00
  Minority interest                                       .00         .00
                                                       ------      ------
    Net Loss per common share                          $  .01      $  .00
                                                       ======      ======


Weighted average number of common shares outstanding   42,411      36,466
                                                       ======      ======






See notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                  FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         -----------------
                                                          1995       1994
                                                         ------     ------
Operating activities:
 Net (Loss) Income                                     $(   370)  $(    72)
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Minority interest in net income (loss)              (    42)    (   84)
    Depreciation and amortization                           478        540
    (Increase) decrease in operating assets, net:
     accounts and notes receivable, inventories,
     other current assets, costs and estimated
     earnings in excess of billings on uncompleted
     contracts and assets held for resale                   535    ( 1,556)
    Increase (decrease) in operating liabilities,
     net: accounts payable, accrued expenses and
     other current liabilities, billings in excess
     of costs and estimated earnings on uncompleted
     contracts, and other liabilities                   (   857)   (   398)
                                                         ------     ------
Net cash used in operating activities                   (   256)   ( 1,570)
                                                         -------    ------

Investing activities:
  Purchases of property and equipment,
    net of capital lease obligations                     (   38)   (     9)
  Investment, advances and notes to
    affiliates and related parties                       (3,181)   (   914)
  Cost of acquired technology and license,
    patents and software development costs, net          (   43)   (   526)
                                                         ------     ------
Net cash used by investing activities                    (3,262)   ( 1,449)
                                                         ------     ------

Financing activities:
  Proceeds from borrowings, net
    of capital lease obligations                              0          0
  Repayment of borrowings and capital
    lease obligations                                   (   267)   (   678)
  Decrease in investment in sales-type leases                 -        962
  Collection of principal on sales-type leases               17        160
  Issuance of common stock and warrants and
    collection of stockholder notes, net                  2,817      2,529
  Decrease (Increase) in other assets                   (   483)         7
                                                         ------     ------
  Net cash provided by financing activities               2,084      2,980
                                                         ------     ------
Decrease in Cash                                        ( 1,434)   (    39)

Cash at beginning of period                               3,267        577
                                                         ------     ------
Cash at end of period                                   $ 1,833    $   538
                                                         ======     ======

See notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995

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

In the opinion of management, all adjustments (consisting of normal adjusting accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1996. For further information, refer to the Company's consolidated report on Form 10-K for the fiscal year ended June 30, 1995.

NOTE B - INVENTORIES

 The components of inventory consist of:               (000's OMITTED)
                                                     ------------------
                                                  September 30,  June 30,
                                                        1995       1995
                                                      -------    -------
 Purchased parts components and supplies              $ 2,441    $ 2,205
 Work in process                                          100         90
                                                      -------    -------
                                                      $ 2,541    $ 2,295
                                                      =======    =======

NOTE C - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts are comprised of:                (000's OMITTED)
                                                    --------------------
                                                 September 30,   June 30,
                                                       1995        1995
                                                      -------    -------
  Costs incurred on uncompleted contracts           $   3,900      4,373
  Estimated earnings                                    4,707      5,053
                                                      -------    -------
                                                        8,607      9,426
  Less: billings to date                             (  2,306)   ( 2,432)
                                                      -------    -------
                                                    $   6,301   $  6,994
                                                      =======    =======
Uncompleted contracts have been individually netted and are reported as follows:

 Costs and estimated earnings in excess of
   billings on uncompleted contracts -
   short term                                        $    305   $    324
 Costs and estimated earnings in excess of
   billings on uncompleted contracts - long term        5,996      6,681
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                 (      -)   (    11)
                                                      -------    -------
                                                    $   6,301   $  6,994
                                                      =======    =======

NOTE D - STOCKHOLDERS' EQUITY
                                                      (000'S OMITTED)
Stockholders' Equity is comprised of:           ---------------------------
                                                September 30,     June 30,
                                                    1995            1995
                                                -------------   -----------

Common Stock $.0001 par value; 50,000,000
shares authorized; 33,271,272 outstanding
at September 30 and 31,235,773 at June 30.           $      4   $      4


Class B Common Stock $ .0001 par value;
4,000,000 shares authorized, 3,194,556
outstanding at September 30 and at June 30.                 -          -


Class A non-voting Preferred Stock $.0001 par
value; 7,624,117 outstanding at September 30
and at June 30. (Reflects stock dividend approved
on April 3, 1995 and issued on October 20, 1995)            1          1

Additional paid-in capital                             66,662     63,779
Accumulated deficit                                   (22,474)   (22,104)
Notes receivable - stockholders                       ( 1,963)   ( 1,897)
Treasury stock - 108,864 shares                       (   395)   (   395)
                                                      -------    -------
                                                     $ 41,835   $ 39,388
                                                      =======    =======

NOTE E - CHANGES IN CAPITALIZATION

    The Company's debt to equity ratio changed from approximately 3:8 ($15.3 million :$39.4 million) as at June 30, 1995 to approximately
1:3 ($14.1 million:$41.8 million) as at September 30, 1995. This change in the Company's capitalization results from a combination of an increase in capital stock (approximately $2.9 million) and a decrease of approximately $1.2 million in the Company's current liabilities.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    For the first three months of fiscal 1996, the Company reported a net loss of $370,000 on revenues of $4.3 million as compared to net loss of $ 72,000 on revenues of $4.9 million for the corresponding period of the prior fiscal year.

    The Company continues to benefit from the programs the Company set in motion in fiscal 1989; namely strict cost containment initiatives, the redirecting of corporate business into other profitable enterprises within the MRI industry and the paying down of interest bearing debt.

    The Company has received FDA approval for its "Quad 7000" and "Quad 12000" MRI scanners and has commenced selling. These products, together with other research and development projects are intended to significantly improve the Company's competitive position. The Quad scanners are highly competitive and totally new non-claustrophobic scanners not previously available in the MRI market. The Quad 12000 magnet is the highest field "Open MRI" in the industry, offering non-claustrophobic MRI together with high-field image quality for the first time. The Company expects vigorous sales from its new products.

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

    Accordingly, during the current fiscal year, the Company has continued the program for upgrading previously installed scanners. In conjunction with this program, significant research and development programs were undertaken, emphasizing the development of new features for the Company's scanner upgrade program. More specifically, products derived from the Company's new scanners are expected to generate upgrade revenue as customers upgrade their existing scanners to take advantage of the improved image quality and high speed image processing capabilities.

    As part of its marketing program, the Company attended the industry's annual trade show, RSNA (Radiological Society of North America) in November 1995, where its new Quad 12000 and Quad 7000 scanners were enthusiastically received. The Company believes that it is uniquely positioned to take advantage of the rapidly expanding "Open MRI" market. The Company now is uniquely positioned as the manufacturer of the only high-field "Open MRI" in the industry. The Company expects marked demand for this product since image quality increases as a direct proportion to magnetic field strength. The demand for "Open MRI" is very strong but the industry reputation of these magnets has been hampered by their weak magnetic field strengths and impaired image quality. Fonar's .6 Tesla Quad 12000, recently FDA approved, cures this limitation. In addition, the Company's new scanners provide improved image quality and high speed imaging at costs that are significantly less than the competition and more in keeping with the medical cost reduction demands being made by our national leaders on behalf of the public.

    In fiscal 1992, the Company began laying the ground work for increased scanner sales in foreign countries as well as domestically. The Company has continued these efforts, and based on sales to date, further indications of interest, meetings, sales trips abroad and negotiations, the Company is cautiously optimistic that foreign sales will produce significant revenue.

        Liquidities and Capital Resources

    At September 30, 1995, the Company's liquidity and capital resources positions changed from the June 30, 1995 position as follows:

                        September 30,        June 30,
                            1995               1995          Change
                        -------------        --------       --------
Working capital
 (deficiency)          ($  5,546,000)    ($  5,077,477)    ($   468,595)

    Total liabilities were reduced since June 30, 1995 by approximately $1.2 million to approximately $14.1 million.

    As of September 30, 1995, the Company had no unused credit facilities with banks or financial institutions.

    Since June 1989, a principal objective of the Company has been to reduce and ultimately eliminate its debt. Since the inception of the plan, interest bearing debt was reduced from $23.1 million in fiscal 1989 to $18.5 million in fiscal 1990. From June 30, 1990 through June 30, 1991, interest bearing debt was reduced by an additional $3.3 million to $15.2 million and from June 30, 1991 through June 30, 1992 interest bearing debt was reduced by an additional $3.1 million to $12.1 million. From June 30, 1992 through June 30, 1993, interest bearing debt was reduced by $ 2.3 million to $ 9.8 million, and from June 30, 1993 to June 30, 1994 by $ 3.8 million to 6.0 million. Through June 30, 1995, interest bearing debt was reduced by an additional $2.1 million to approximately $3.9 million and through September 30, 1995 interest bearing debt was further reduced by $ 300,000 to approximately $3.6 million.

    While continuing to focus on new sources of income and cost containment, the Company's business plan, initiated in 1989, will also re-emphasize MRI scanner sales with the new Quad scanners.

    The Company expects to reduce its working capital deficiency during the current fiscal year by internally generated cash from operating profits and the refinancing and/or restructuring of maturity terms of certain loans. The Company will also pursue equity financing alternatives.

    The Company believes that the above mentioned programs will provide the cash flows needed to achieve the sales, service and production levels necessary to support its operations.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:
    There were no material changes in litigation for the first quarter of fiscal 1996 from that described in Form 10-K for the fiscal year ended June 30, 1995.

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



                                     FONAR CORPORATION
                                     (Registrant)




Dated: December 21, 1995             By: /s/ Raymond Damadian
                                     Raymond Damadian
                                     President