Form 10-Q
period 1995-12-31
FONAR CORP
filed 1996-02-14
CIK 355019

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 1995      Commission File Number 0-10248



                          FONAR CORPORATION
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)



             DELAWARE                          11-2464137
--------------------------------    ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)



110 Marcus Drive     Melville, New York                 11747
------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code:     (516)  694-2929
                                                      ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X     NO
                                                    ----     ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Class                        Outstanding at December 31, 1995
--------------------------------    ---------------------------------------
Common Stock, par value $.0001                      40,310,247
Class B Common Stock, par value $.0001                   5,848
Class C Common Stock, par value $.0001               9,562,824
Class A Preferred Stock, par value $.0001            7,855,627

FONAR CORPORATION AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION                                  PAGE

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - December 31,
    1995 and June 30, 1995                                        3

   Condensed Consolidated Statements of Operations for
     the Three Months Ended December 31, 1995 and
     December 31, 1994                                            4

   Condensed Consolidated Statements of Operations for
     the Six Months Ended December 31, 1995 and
     December 31, 1994                                            5

   Condensed Consolidated Statements of Cash Flows for
     the Six Months Ended December 31, 1995 and
     December 31, 1994                                            6


   Notes to Condensed Consolidated Financial Statements           7


Item 2. Management's Discussion and Analysis of Financial         9
        Condition and Results of Operations


PART II - OTHER INFORMATION                                      11

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                                December 31,  June 30,
                                                         1995         1995
                                                      (UNAUDITED)
Current Assets:                                        ---------    -------
  Cash                                                   $ 1,125    $ 3,267
  Accounts and notes receivable, net of allowance
  for doubtful accounts of $ 604                           1,415      1,797
  Accounts receivable from affiliates                        400        400
  Costs and estimated earnings in excess
    of billings on uncompleted contracts (Note C)            568        324
  Inventories (Note B)                                     2,508      2,295
  Other current assets                                     1,106      1,483
                                                          ------     ------
        Total current assets                               7,122      9,566
                                                          ======     ======
  Assets held for resale                                     598        598
                                                          ------     ------
Property and equipment, at cost                           13,245     13,416
  Less accumulated depreciation and amortization         (10,787)   (10,630)
                                                         --------   --------
                                                           2,458      2,786
Investment, advances and notes to affiliates and
  related parties, net of allowance of $ 1,250            29,566     23,940
Cost of acquired technology and license, patents
  and software development costs, net                      5,036      5,084
Net investment in sales-type leases                        5,318      4,962
Costs and estimated earning in excess of billings
  on uncompleted contracts (Note C)                        5,996      6,681
Other assets                                               1,837      1,327
                                                          ------    -------
                                                        $ 57,931   $ 54,944
                                                          ======     ======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                          $   100    $   100
  Current maturities of long-term debt and
    capital lease obligations                              3,055      3,252
  Accounts payable                                         1,376      1,595
  Billings in excess of costs and estimated
    earnings on uncompleted contracts (Note C)                14         11
  Accrued expenses, customer advances and
    other current liabilities                              8,363      9,685
                                                          ------     ------
      Total current liabilities                           12,908     14,643
                                                          ======     ======
Long-term debt and capital lease obligations
    less current maturities                                  796        529
Other liabilities                                             79         99
                                                          ------     ------
                                                             875        628
                                                          ------     ------
Minority interest                                            190        285

 Stockholders' Equity  (Note D)                           43,958     39,388
                                                          ------     ------
                                                        $ 57,931   $ 54,944
                                                          ======     ======
See notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                  FOR THE THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                     ---------------------
                                                       1995         1994
                                                     --------     --------
REVENUES                                             $  3,672     $  3,671
                                                     --------     --------

COSTS AND EXPENSES:
   Cost of revenues                                     2,152        1,528
   Research and development                               777          846
   Selling, general and administrative                  1,929        1,727
                                                      -------      -------
Loss from operations                                  ( 1,186)     (   430)

   Other income, net                                      256          355
                                                      -------      -------

Loss before provision for taxes and
  minority interest                                   (   930)     (    75)

Provision for income taxes                                  -            -
                                                      -------      -------
Loss before minority interest                         (   930)     (    75)

Minority interest in net loss of
  subsidiary and partnership                               53           24

                                                       ------       ------
NET LOSS                                             $(   877)    $(    51)
                                                       =======      =======

Net income per common share:
  Loss before taxes & minority interest               $ ( .02)     $   .00
  Minority interest                                       .00          .00
                                                       ------       ------
      Net income per common share                      $( .02)      $  .00
                                                       ======       ======


Weighted average number of common shares outstanding   49,879      38,006
                                                       ======      ======

See notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                    FOR THE SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                     ---------------------
                                                       1995         1994
                                                      -------     --------
REVENUES                                             $  8,015     $  8,577
                                                      -------     --------

COSTS AND EXPENSES:
   Cost of revenues                                     4,342        3,802
   Research and development                             1,623        1,643
   Selling, general and administrative                  3,929        3,842
                                                      -------      -------
Loss from operations                                  ( 1,879)     (   710)

   Other income, net                                      537          479
                                                      -------      -------

Loss before provision for taxes and
  minority interest                                   ( 1,342)     (   231)

Provision for income taxes                                  -            -
                                                      -------      -------
Loss before minority interest                         ( 1,342)     (   231)

Minority interest in net loss of
  subsidiary and partnership                               95          108

                                                       ------       ------
NET LOSS                                             $( 1,247)    $(   123)
                                                       =======      ======



Net income per common share:
  Loss before taxes and minority interest              $( .03)     $  .00
  Minority interest                                       .00         .00
                                                       ------      ------
    Net income per common share                        $( .03)     $  .00
                                                       ======      ======


Weighted average number of common shares outstanding   49,879      38,006
                                                       ======      ======


See notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                    FOR THE SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                         -----------------
                                                          1995       1994
                                                         ------     ------
Operating activities:
 Net income (loss)                                     $( 1,247)  $(   123)
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Minority interest in net income (loss)              (    95)   (   108)
    Depreciation and amortization                         1,084      1,154
    (Increase) decrease in operating assets, net:
     accounts and notes receivable, inventories,
     other current assets, costs and estimated
     earnings in excess of billings on uncompleted
     contracts and assets held for resale                   528    ( 1,788)
    Increase (decrease) in operating liabilities,
     net: accounts payable, accrued expenses and
     other current liabilities, billings in excess
     of costs and estimated earnings on uncompleted
     contracts and other liabilities                    ( 1,558)   ( 2,112)
                                                         ------     ------
Net cash used in operating activities                   ( 1,288)   ( 2,977)
                                                         ------     ------

Investing activities:
  Purchases of property and equipment,
    net of capital lease obligations                    (    71)   (     9)
  Investment in and receivables from affiliates         ( 5,215)   ( 1,856)
  Cost of acquired technology and license,
    patents and software development costs, net         (   542)   (   648)
                                                         ------     ------
Net cash used in investing activities                   ( 5,828)   ( 2,513)
                                                         ------     ------

Financing activities:
  Proceeds from borrowings, net
    of capital lease obligations                              -          -
  Repayment of borrowings and capital
    lease obligations                                   (   436)   ( 1,189)
  (Increase) decrease in investment in
    sales-type leases                                         -        962
  Collection of principal on sales-type leases              103        203
  Issuance of common stock and warrants and
    collection of stockholder notes, net                  5,817      5,401
  Decrease (increase) in other assets                   (   510)        15
                                                         ------     ------
  Net cash provided by financing activities               4,974      5,392
                                                         ------     ------
Increase (decrease) in cash                             ( 2,142)   (    98)

Cash at beginning of period                               3,267        577
                                                         ------     ------
Cash at end of period                                   $ 1,125    $   479
                                                         ======     ======

See notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and
Article 10 of Regulation S-K. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The comparative figures for fiscal 1995 have been adjusted to reflect year end adjustments.

In the opinion of management, all adjustments (consisting of normal adjusting accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1996. For further information, refer to the Company's consolidated report on Form 10-K for the fiscal year ended June 30, 1995.

NOTE B - INVENTORIES

 The components of inventory consist of:               (000's OMITTED)
                                                     ------------------
                                                    December 31,  June 30,
                                                        1995       1995
                                                      -------    -------
 Purchased parts components and supplies              $ 2,410    $ 2,205
 Work in process                                           98         90
                                                      -------    -------
                                                      $ 2,508    $ 2,295
                                                      =======    =======

NOTE C - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts are comprised of:                (000's OMITTED)
                                                    --------------------
                                                  December 31,   June 30,
                                                       1995        1995
                                                      -------    -------
  Costs incurred on uncompleted contracts           $   4,460   $  4,373
  Estimated earnings                                    4,826      5,053
                                                      -------    -------
                                                        9,286      9,426
  Less: billings to date                             (  2,736)   ( 2,432)
                                                      -------    -------
                                                    $   6,550   $  6,994
                                                      =======    =======
Uncompleted contracts have been individually netted and are reported as follows:

 Costs and estimated earnings in excess of
   billings on uncompleted contracts-short term      $    568   $    324
 Costs and estimated earnings in excess of
   billings on uncompleted contracts-long term          5,996      6,681
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                  (    14)   (    11)
                                                      -------    -------
                                                     $  6,550   $  6,994
                                                       =======   =======

NOTE D - STOCKHOLDERS' EQUITY
                                                      (000'S OMITTED)
Stockholders' Equity is comprised of:           ---------------------------
                                                 December 31,     June 30,
                                                    1995            1995
                                                -------------   -----------

Common Stock $.0001 par value; 50,000,000
shares authorized; 40,310,247 outstanding
at December 31 and 38,229,448 at June 30            $      4   $      4


Class B Common Stock $ .0001 par value;
4,000,000 shares authorized, 5,848 outstanding
at December 31 and 3,193,456 at June 30.                   -          -

Class C Common Stock $ .0001 par value;
10,000,000 shares authorized, 9,562,824
outstanding at December 31.                                1          -

Class A non-voting Preferred Stock $.0001 par
value; 8,000,000 shares authorized, 7,855,627
outstanding at December 31.                                1          1


Additional paid-in capital                            69,855     63,779
Accumulated deficit                                  (23,351)   (22,104)
Notes receivable - stockholders                      ( 2,157)   ( 1,897)
Treasury stock - 108,864 shares                      (   395)   (   395)
                                                     -------    -------
                                                    $ 43,958   $ 39,388
                                                     =======    =======

NOTE E - CHANGES IN CAPITALIZATION

    The Company's debt to equity ratio changed from approximately 3:8 ($15.3 million:$39.4 million) as at June 30, 1995 to approximately 1:3 ($13.8 million:$44.0 million) as at December 31, 1995. This change in the Company's capitalization resulted from a combination of an increase in capital stock (approximately $5.8 million) and a decrease of approximately $1.7 million in current liabilities.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    For the first six months of fiscal 1996, the Company reported net loss of $ 1.2 million on revenues of $ 8.0 million as compared to net loss of $ 123,000 on revenues of $ 8.6 million for the corresponding period of the prior fiscal year.

    For the second quarter of fiscal 1996, the Company reported net loss of $877,000 on revenues of approximately $3.7 million, as compared to net loss of $ 51,000 on revenues of approximately $3.7 million for the corresponding period for the prior fiscal year.

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

    As part of its marketing program, the Company attended the industry's annual trade show, RSNA (Radiological Society of North America) in November 1995, where its new Quad 12000 and Quad 7000 scanners were enthusiastically received. The Company believes that it is uniquely positioned to take advantage of the rapidly expanding "Open MRI" market. The Company now is uniquely positioned as the manufacturer of the only high-field "Open MRI" in the industry. The Company expects marked demand for this product since image quality increases as a direct proportion to magnetic field strength. The demand for "Open MRI" is a very strong but the industry reputation of these magnets has been hampered by their weak magnetic field strengths and impaired image quality. Fonar's .6 Tesla Quad 12000 cures this limitation. In addition, the Company's new scanners provide improved image quality and high speed imaging at costs that are significantly less than the competition and more in keeping with the medical cost reduction demands being made by our national leaders on behalf of the public.

    In fiscal 1992, the Company began laying the ground work for increased scanner sales in foreign countries as well as domestically. The Company has continued these efforts, and based on sales to date, further indications of interest, meetings, sales trips abroad and negotiations, the Company is cautiously optimistic that foreign sales will produce significant revenue.


        Liquidities and Capital Resources

    At December 31, 1995, the Company's liquidity and capital resources positions changed from the June 30, 1995 position as follows:

                        December 31,         June 30,
                            1995               1995          Change
                        -------------       ----------      ---------
Working capital
 (deficiency)           ($ 5,786,000)     ($  5,077,000)    $(  709,000)


    Total liabilities were reduced since June 30, 1995 by approximately $1.5 million to approximately $13.8 million.

    As of December 31, 1995, the Company had no unused credit facilities with banks or financial institutions.

    Since June 1989, a principal objective of the Company has been to reduce and ultimately eliminate its debt. Since the inception of the plan, interest bearing debt was reduced from $23.1 million in fiscal 1989 to $18.5 million in fiscal 1990. From June 30, 1990 through June 30, 1991, interest bearing debt was reduced by an additional $3.3 million to $15.2 million and from June 30, 1991 through June 30, 1992 interest bearing debt was reduced by an additional $3.1 million to $12.1 million. From June 30, 1992 through June 30, 1993, interest bearing debt was reduced by $2.3 million to $9.8 million, and from June 30, 1993 to June 30, 1994 by $ 3.8 million to $ 6.0 million. Through June 30, 1995, interest bearing debt was reduced by an additional $2.1 million to approximately $3.9 million and through December 31, 1995 interest bearing debt was further reduced by $400,000 to approximately $3.5 million.

    While continuing to focus on new sources of income and cost containment, the Company's business plan is also re-emphasizing MRI scanner sales with the new Quad scanners.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:
    There were no material changes in litigation for the second quarter of fiscal 1996 from that described in Form 10-K for the fiscal year ended June 30, 1995.

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



                                     FONAR CORPORATION
                                     (Registrant)



Dated: February 13, 1996             By: /s/ Raymond V. Damadian
                                        -------------------------
                                     Raymond V. Damadian
                                     President & Chairman