Form 10-Q
period 1996-03-31
FONAR CORP
filed 1996-05-15
CIK 355019

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1996         Commission File Number 0-10248



                          FONAR CORPORATION
- ------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)



             DELAWARE                          11-2464137
- --------------------------------    ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)



110 Marcus Drive     Melville, New York                 11747
- ------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code:     (516)  694-2929
                                                      ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X     NO
                                                    ----     ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Class                          Outstanding at March 31, 1996
- --------------------------------    ---------------------------------------
Common Stock, par value $.0001                      41,799,813
Class B Common Stock, par value $.0001                   5,848
Class C Common Stock, par value $.0001               9,562,824
Class A Preferred Stock, par value $.0001            7,855,627

FONAR CORPORATION AND SUBSIDIARIES
INDEX






PART I - FINANCIAL INFORMATION                                  PAGE



Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - March 31, 1996
     and June 30, 1995                                            3

   Condensed Consolidated Statements of Operations for
     the Three Months Ended March 31, 1996 and
     March 31, 1995                                               4

   Condensed Consolidated Statements of Operations for
     the Nine Months Ended March 31, 1996 and
     March 31, 1995                                               5

   Condensed Consolidated Statements of Cash Flows for
     the Nine Months Ended March 31, 1996 and
     March 31, 1995                                               6


   Notes to Condensed Consolidated Financial Statements           7



Item 2. Management's Discussion and Analysis of Financial         9
        Condition and Results of Operations



PART II - OTHER INFORMATION                                      11

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                                 March 31,    June 30,
                                                         1996         1995
                                                      (UNAUDITED)
Current Assets:                                       ----------    -------
  Cash                                                   $ 4,795    $ 3,267
  Accounts and notes receivable, net of allowance
    for doubtful accounts of $ 1,692                       1,797      1,797
  Accounts receivable from affiliates                        400        400
  Costs and estimated earnings in excess
    of billings on uncompleted contracts (Note C)            651        324
  Inventories (Note B)                                     2,846      2,295
  Other current assets                                       800      1,483
                                                           -----     ------
        Total current assets                              11,289      9,566
                                                           -----     ------
  Assets held for resale                                     598        598

Property and equipment, at cost                           13,311     13,416
  Less accumulated depreciation and amortization         (11,090)   (10,630)
                                                         --------   --------
                                                           2,221      2,786
Investment in and receivables from affiliates,
  net of allowance of $ 1,250                             31,150     23,940
Cost of acquired technology and license, patents
  and software development costs, net                      4,439      5,084
Net investment in sales-type leases                        5,661      4,962
Costs and estimated earnings in excess of billings
  on uncompleted contracts (Note C)                        5,996      6,681
Other assets                                               1,855      1,327
                                                          ------     ------
                                                        $ 63,209   $ 54,944
                                                          ======     ======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                          $   100    $   100
  Current maturities of long-term debt and
    capital lease obligations                              2,906      3,252
  Accounts payable                                         1,170      1,595
  Billings in excess of costs and estimated
    earnings on uncompleted contracts (Note C)               170         11
  Accrued expenses, customer advances and
    other current liabilities                              9,208      9,685
                                                          ------     ------
      Total current liabilities                           13,554     14,643
                                                          ------     ------
Long-term debt and capital lease obligations
  less current maturities                                    792        529
Other liabilities                                             69         99
                                                          ------     ------
                                                             861        628
                                                          ------     ------
Minority interest                                            147        285
                                                          ------     ------
Stockholders' Equity  (Note D)                            48,647     39,388
                                                          ------     ------
                                                        $ 63,209   $ 54,944
                                                          ======     ======
See notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                  FOR THE THREE MONTHS ENDED
                                                            MARCH 31,
                                                     ---------------------
                                                       1996         1995
                                                     --------     --------
REVENUES                                             $  3,047     $  3,181
                                                     --------     --------

COSTS AND EXPENSES:
   Cost of revenues                                     2,355        1,449
   Research and development                               888          735
   Selling, general and administrative                  2,214        2,083
                                                     --------     --------
Income (loss) from operations                        (  2,410)    (  1,086)

   Other income, net                                    4,257          118
                                                      -------      -------
Income (loss) before provision for income taxes
  and minority interest                                 1,847     (    968)

Provision for income taxes                                  -            -
                                                      -------      -------
Income (loss) before minority interest                  1,847     (    968)
                                                      -------      -------
Minority interest in net loss (income) of
  subsidiary and partnership                               44           65

                                                      --------      ------
NET INCOME (LOSS)                                    $  1,891    $(    903)
                                                      ========      ======





Net Income per common share:
Income (loss) before minority interest                 $  .04       $( .02)
  Minority interest                                       .00          .00
                                                       ------       ------
    Net Income per common share                        $  .04       $( .02)
                                                       ======       ======


Weighted average number of common shares outstanding   51,368       39,606
                                                       ======       ======





See notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                  FOR THE NINE MONTHS ENDED
                                                           MARCH 31,
                                                     ---------------------
                                                       1996         1995
                                                     --------     --------
REVENUES                                             $ 11,061     $ 11,759
                                                     --------     --------

COSTS AND EXPENSES:
   Cost of revenues                                     6,697        5,251
   Research and development                             2,511        2,378
   Selling, general and administrative                  6,142        5,926
                                                      --------     --------
Loss from operations                                  ( 4,289)     ( 1,796)

   Other income, net                                    4,795          597
                                                      --------     --------
Income (loss) before provision for income taxes
  and minority interest                                   506      ( 1,199)

Provision for income taxes                                  -            -
                                                      --------     -------
Income (loss) before minority interest                    506      ( 1,199)

Minority interest in net loss (income) of
  subsidiary and partnership                              138          174
                                                     --------      -------
NET INCOME (LOSS)                                   $     644     $( 1,025)
                                                     ========      =======





Net Income per common share:
Income (loss) before minority interest                 $  .01      $( .03)
Minority interest                                         .00         .00
                                                       -------     ------
    Net Income per common share                        $  .01      $( .03)
                                                       =======     ======


Weighted average number of common shares outstanding   51,368      39,606
                                                       ======      ======






See notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                   FOR THE NINE MONTHS ENDED
                                                              MARCH 31,
                                                         -----------------
                                                          1996       1995
                                                         ------     ------
Operating activities:
 Net Income (Loss)                                     $    644   $( 1,025)
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Minority interest in net income (loss)              (   138)   (   174)
    Depreciation and amortization                         1,876      1,742
    (Increase) decrease in operating assets, net:
     accounts and notes receivable, inventories,
     other current assets, costs and estimated
     earnings in excess of billings on uncompleted
     contracts and assets held for resale               (   210)   ( 3,478)
    Increase (decrease) in operating liabilities,
     net: accounts payable, accrued expenses and
     other current liabilities, billings in excess
     of costs and estimated earnings on uncompleted
     contracts and other liabilities                    (   773)   ( 1,394)
                                                        --------   --------
Net cash provided by used in operating activities         1,399    ( 4,329)
                                                        --------   --------

Investing activities:
  Purchases of property and equipment,
    net of capital lease obligations                    (    91)   (    31)
  Investment in and receivables from affiliates         ( 6,799)   ( 2,601)
  Cost of acquired technology and license,
    patents and software development costs              (   434)   (   751)
                                                        --------   --------
Net cash (used by) investing activities                 ( 7,324)   ( 3,383)
                                                        --------   --------

Financing activities:
  Proceeds from borrowings, net
    of capital lease obligations                              -          -
  Repayment of borrowings and capital
    lease obligations                                   (   635)   ( 1,470)
  Decrease in investment in sales-type leases                 -        962
  Collection of principal on sales-type leases                -        284
  Issuance of common stock and warrants and
    collection of stockholder notes, net                  8,615      7,858
  (Increase) Decrease in other assets                   (   528)        43
                                                        --------   --------
Net cash provided by financing activities                 7,452      7,677
                                                        --------   --------
Increase (Decrease) in Cash                               1,527    (    35)

Cash at beginning of period                               3,268        577
                                                        -------    -------
Cash at end of period                                   $ 4,795    $   542
                                                        =======    =======
See notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996

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

In the opinion of management, all adjustments (consisting of normal adjusting accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1996. For further information, refer to the Company's consolidated report on Form 10-K for the fiscal year ended June 30, 1995.

NOTE B - INVENTORIES

 The components of inventory consist of:               (000's OMITTED)
                                                     -------------------
                                                      March 31,  June 30,
                                                        1996       1995
                                                      -------    -------
 Purchased parts components and supplies              $ 2,734    $ 2,205
 Work in process                                          112         90
                                                      -------    -------
                                                      $ 2,846    $ 2,295
                                                      =======    =======

NOTE C - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts are comprised of:                (000's OMITTED)
                                                    --------------------
                                                     March 31,   June 30,
                                                       1996        1995
                                                      -------    -------
  Costs incurred on uncompleted contracts            $  1,443    $ 4,373
  Estimated earnings                                    6,032      5,053
                                                      -------    -------
                                                        7,475      9,426
  Less: billings to date                             (    998)   ( 2,432)
                                                     ---------   --------
                                                     $  6,477   $  6,994
                                                     ========    ========
Uncompleted contracts have been individually netted and are reported as follows:

 Costs and estimated earnings in excess of
   billings on uncompleted contracts-short term      $    651    $   324
 Costs and estimated earnings in excess of
   billings on uncompleted contracts-long term          5,996      6,681
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                 (    170)    (   11)
                                                      -------    -------
                                                     $  6,477   $  6,994
                                                      =======    =======

NOTE D - STOCKHOLDERS' EQUITY
                                                      (000'S OMITTED)
Stockholders' Equity is comprised of:           ---------------------------
                                                  March 31,       June 30,
                                                    1996            1995
                                                -------------   -----------

Common Stock $.0001 par value; 50,000,000
shares authorized; 41,799,813 outstanding
at March 31 and 38,229,448 at June 30.              $       4   $      4

Class B Common Stock $ .0001 par value;
4,000,000 shares authorized, 5,848 outstanding
at March 31 and 3,193,456 at June 30.                       -          -

Class C Common Stock $.0001 par value;
10,000,000 shares authorized, 9,562,824
outstanding at March 31.                                    1          -

Class A non-voting Preferred Stock $.0001 par
value; 8,000,000 shares authorized, 7,855,627
outstanding at March 31.                                    1          1

Additional paid-in capital                             72,872     63,779
Accumulated deficit                                   (21,460)   (22,104)
Notes receivable - stockholders                       ( 2,376)   ( 1,897)
Treasury stock - 108,864 shares                       (   395)   (   395)
                                                      -------    -------
                                                     $ 48,647   $ 39,388
                                                      =======    =======


NOTE E - CHANGES IN CAPITALIZATION

    The Company's debt to equity ratio changed from approximately 3:8 ($15.3 million:$39.4 million) as at June 30, 1995 to approximately 1:3 ($14.4 million:$48.6 million) as at March 31, 1996. This change in the Company's capitalization resulted from a combination of an increase in capital stock (approximately 9.2 million) and a decrease of approximately $.9 million in current liabilities and a net income for the quarter.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    For the first nine months of fiscal 1996, the Company reported a net income of $644,000 on revenues of $11.0 million as compared to a net loss of $1.0 million on revenues of $11.8 million for the corresponding period of the prior fiscal year.

    For the third quarter of fiscal 1996, the Company reported a net income of $1.9 million on revenues of approximately $3.0 million, as compared to a net loss of $903,000 on revenues of approximately $3.2 million for the corresponding period for the prior fiscal year.

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

    The Company has continued its efforts to increase scanner sales in foreign countries as well as domestically. Based on sales to date, further indications of interest, meetings, sales trips abroad and negotiations, the Company is cautiously optimistic that foreign sales will produce significant revenue.

                  Liquidities and Capital Resources

     At March 31, 1996, the Company's liquidity and capital resources positions changed from the June 30, 1995 position as follows:

                          March 31,          June 30,
                            1996               1995          Change
Working capital         -------------       ----------      ----------
 (deficiency)           ($ 2,240,000)     ($ 5,077,000)     $2,837,000



    Total liabilities were reduced since June 30, 1995 by approximately $881,000 to approximately $14.4 million.

    As of March 31, 1996, the Company had no unused credit facilities with banks or financial institutions.

    Since June 1989, a principal objective of the Company has been to reduce and ultimately eliminate its debt. Since the inception of the plan, interest bearing debt was reduced from $23.1 million in fiscal 1989 to $18.5 million in fiscal 1990. From June 30, 1990 through June 30, 1991, interest bearing debt was reduced by an additional $3.3 million to $15.2 million and from June 30, 1991 through June 30, 1992 interest bearing debt was reduced by an additional $3.1 million to $12.1 million. From June 30, 1992 through June 30, 1993, interest bearing debt was reduced by $2.3 million to $9.8 million, and from June 30, 1993 to June 30, 1994 by $3.8 million to $6.0 million. Through June 30, 1995, interest bearing debt was reduced by an additional $2.1 million to approximately $3.9 million and through March 31, 1996 interest bearing debt was further reduced by $635,000 to approximately $3.2 million.

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





















                                  Page 10
PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

    Philips Electronics N.V., Philips Electronic North America
Corporation, Philips Medical Systems North America and U.S. Philips Corporation (collectively "Philips")

    In May 1995, the Company commenced an action against Philips for patent infringement, and Philips in turn commenced actions against the Company seeking a declaratory judgment that two of the Company's patents were invalid and for infringement of two of Philips' patents. In March 1996 the actions were resolved amicably between the parties, and the settlement involved a monetary payment to the Company.

    There were no other material changes in litigation for the third quarter of fiscal 1996 from that described in Form 10-K for the fiscal year ended June 30, 1995.

Item 2 - Changes in Securities: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Submission of Matters to a Vote of Security Holders: None

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K: None



                                  Page 11















SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FONAR CORPORATION
                                     (Registrant)




Dated: May 13, 1996                  By: /s/ Raymond V. Damadian
                                     Raymond V. Damadian
                                     President & Chairman

                                  Page 12