Form 10-K
period 1996-06-30
FONAR CORP
filed 1996-10-15
CIK 355019

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                         _____________________

                                 FORM 10-K
                         _____________________

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the fiscal year ended June 30, 1996

                                     OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from _____________ to _____________

                        Commission File No. 0-10248
                          _______________________

                             FONAR CORPORATION
           (Exact name of registrant as specified in its charter)

DELAWARE                                              11-2464137
(State of incorporation)                (IRS Employer Identification Number)

  110 Marcus Drive, Melville, New York                  11747
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

Yes ___X___     No _______

As of September 3, 1996, 43,686,751 shares of Common Stock, 5,411 shares of Class B Common Stock, 9,562,824 shares of Class C Common Stock and 7,855,627 shares of Class A Non-voting Preferred Stock of the registrant were outstanding. The aggregate market value of the approximately 41,056,768 shares of Common Stock held by non-affiliates as of such date (based on the bid price per share on September 3, 1996 as reported on the NASDAQ System) was approximately $100,075,872. The other outstanding classes do not have a readily determinable market value.

                    DOCUMENTS INCORPORATED BY REFERENCE
                                    None

ITEM 1.  BUSINESS.

GENERAL

       FONAR Corporation (the "Company" or "FONAR") is a Delaware corporation which was incorporated on July 17, 1978. The Company's address is 110 Marcus Drive, Melville, New York 11747 and its telephone number is
(516) 694-2929.

       FONAR is engaged in the business of designing, manufacturing, selling and servicing magnetic resonance imaging ("MRI" or "MR") scanners which utilize MRI technology for the detection and diagnosis of human disease. FONAR introduced the first MRI scanner in 1980 and is the originator of the iron-core non-superconductive and permanent magnet technology.

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


RECENT DEVELOPMENTS AND OVERVIEW.

       The Company's principal products are its new "QUAD" series of MRI scanners. The "QUAD (tm) 12000" MR scanner utilizes a 6000 gauss iron core electromagnet and is accessible from four sides. The QUAD 12000 is the first "open" MR scanner above low field (above 600 gauss). The "QUAD 7000" is similar in design to the QUAD 12000 but utilizes a smaller 3,500 gauss electromagnet.

       FONAR received FDA approval to market the QUAD 7000 in April, 1995 and for the QUAD 12000 in November 1995.

       In 1990 the Company introduced the Ultimate (tm) 7000 scanner, which was its principal product prior to the introduction of the QUAD scanners. The Quad and Ultimate scanners are revolutionary new MR scanning products representing the culmination of years of total company wide effort to design and construct the "Ultimate MR" scanner product line. These products replaced the Company's traditional principal products, the Beta (tm) 3000 scanner (which utilizes a permanent magnet) and the Beta 3000M scanner (which utilizes an iron core electromagnet). All of the Company's scanners create cross-sectional images of the human body.

       The QUAD 7000, utilizing a 3500 gauss iron core electromagnet, is envisioned by the Company as an economical solution to the rising cost of medicine. Priced at $695,000, the Company expects the QUAD 7000 to be a success in the market, not only with first time buyers but with users who must now replace their obsolete MRI equipment.

       The QUAD 12000 scanner utilizes a 6000 gauss (.6 Tesla field strength) iron core electromagnet. The greater field strength of the 6000 gauss magnet, when enhanced by the electronics already utilized by the Company's scanners, produces images of a quality and clarity competitive with high field superconductive magnets. The QUAD 12000 scanner magnet is the highest field "open MRI" in the industry.

       As a result of these new products and other research and development, the Company is positioning itself to dramatically increase sales and improve its competitive position in the marketplace.

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

       On September 2, 1992, the Company filed a patent infringement suit against Hitachi Ltd., General Electric Company and others in the United States District Court for the Eastern District. In April, 1995, the Company reached a settlement with Hitachi Ltd. and related defendants. In May, 1995, the jury rendered a verdict in FONAR's favor against General Electric Company. In October, 1995, the Court awarded FONAR judgment of $62 million, plus interest and issued an injunction (stayed pending appeal) enjoining General Electric from future violations of Fonar's Multi-Angle Oblique (MAO)
(tm) patent.  The appeal is scheduled for oral argument on October 8, 1996.

       Following its favorable jury verdict against General Electric Company, FONAR filed patent infringement suits against Siemens Medical Systems, Inc., Siemens, AG, Philips Electronics, NV, Philips Medical Systems, Inc. and Philips Electronics North America Corporation. The patents sought to be enforced against both defendants include the Multi-Angle Oblique improvement patent (U.S. Patent No. 4,871,966 entitled "Apparatus and Method for Multiple Angle Oblique Magnetic Resonance Imaging"). Subsequently, in March 1996, the Company commenced a patent infringement suit against Toshiba America Medical Systems, Inc. and Toshiba American MRI, Inc. In April 1996, the litigation with the Philips companies was resolved.

       The Company is optimistic about sales of its new scanner products.
At September 1, 1996, the Company's backlog of unfilled orders had increased to $6.8 million as compared to $4.0 million at September 1, 1995. To further promote product recognition and sales, FONAR will attend the RSNA (Radiological Society of North America) trade show in November 1996 to exhibit its new products. The RSNA is the leading trade show in the MRI industry. Approximately 25,000 radiologists, who are among the principal groups to whom the Company directs its marketing efforts, are expected to attend to view MRI industry's most current product developments. In addition, the Company is in the process of establishing a network of independent sales representatives to supplement its internal domestic sales force.

       The Company is actively seeking to promote foreign sales, thus enhancing America's competitive position as well as its own. Since commencing its current foreign sales program, the Company has sold scanners in Korea, Mexico and Poland. Based on numerous indications of interest, meetings, sales trips abroad and negotiations, the Company is cautiously optimistic that foreign sales will produce significant revenues.

       The Company believes there are and will be significant market opportunities abroad, particularly in Asia and Eastern Europe.


PRODUCTS OFFERED

       The Company's principal products are its new "QUAD" series of MRI scanners. The QUAD 12000 MR scanner utilizes a 6000 gauss iron core electromagnet and is accessible from four sides. The QUAD 12000 is the first "open" MR scanner above low field (above 600 gauss). The QUAD 7000 is similar in design to the QUAD 12000 but utilizes a smaller 3,500 gauss electromagnet. The Ultimate 7000 utilizes a 3500 gauss electromagnet.

       In addition to the patient comfort, increased throughput and new applications (such as MRI directed surgery and MRI mammography) made possible by the QUAD scanners' open design, the QUAD scanners are designed to maximize image quality through an optimal combination of signal-to-noise (S/N) and contrast-to-noise (C/N) ratios. The technical improvements realized in the QUAD's design over its predecessors also include increased image-processing speed and diagnostic flexibility.

       The "QUAD" scanners are unique MR scanners in that four sides are open, thus allowing access to the scanning area from four vantage points. Equipped with up to four beds, the user is able to prep one or more "on deck" patients while another patient is being scanned, thereby increasing throughput and reducing scan prices. The star shaped open design of the QUAD will also make possible a host of new applications, particularly MRI mammography and MRI directed surgery (Interventional MRI).

       The principal difference between the Quads and other open MRI scanners is in field strength. Other open MRIs operate at significantly lower magnetic field strengths and, therefore, are unable to produce the amount of MRI image-producing signal necessary to make high-quality MRI images (measured by signal-to-noise ratios, S/N).

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

       The increased patient space in the QUAD permits the utilization of the Company's software for the taking of "moving scans." Those "moving scans" or "CINE," enable the physician to observe the scanned body part (e.g., knee, neck and elbow) in motion. The QUAD enables a full range of motion studies that cannot be completely performed in the claustrophobic cylindrical tubes of today's superconductive magnets.

       FONAR's works-in-progress include CINE-FLEX (tm), which is a set of specialized coils and matching fixtures that enable full-range CINEs of the knee, shoulder, C-spine, L-spine and TMJ - an impossibility with supercon MRIs.

       The principal difference between the QUAD scanners and other open MRI scanners is in field strength. Other open MRIs operate at significantly lower magnetic field strengths and, therefore, are unable to produce the amount of MRI image-producing signal necessary to make high-quality MRI images (measured by signal-to-noise ratios, S/N).

       The QUAD 12000 scanner utilizes a 6000 gauss (.6 Tesla field strength) iron core electromagnet. The greater field strength of the 6000 gauss magnet, when enhanced by the electronics already utilized by the Company's scanners, produces images of a quality and clarity competitive with high field superconductive magnets. The QUAD 12000 scanner magnet is the highest field "open MRI" in the industry.

       The QUAD scanners are designed to maximize image quality through an optimal combination of signal-to-noise (S/N) and contrast-to-noise (C/N) ratios. The technical improvements realized in the QUAD's design over its predecessors also include increased image-processing speed and diagnostic flexibility.

       Maximal S/N is achieved when the direction of the magnetic field and the direction of the receiving coil axis are perpendicular to one another, as is the case with the QUAD scanners. The orientation of the magnetic field is vertical and when combined with any one of FONAR's array of solenoidal (wrap-around) surface coils, the QUAD 7000, for example, produces as much S/N as a supercon MRI at twice the field strength. So that prospective buyers can make an accurate comparison, the number 7000 is used to describe the S/N equivalency of the QUAD 7000 to 7000-gauss superconductive machines.

       Several technological advances have been engineered into the QUAD scanners for extra improvements in S/N, including: new high-S/N Organ Specific (tm) receiver coils; new ceramic magnet poles that provide advanced eddy-current control; new advanced front-end electronics featuring high-speed, wide-dynamic-range analog-to-digital conversion and a miniaturized ultra-low-noise pre-amplifier; high-speed automatic tuning, bandwidth-optimized pulse sequences, multi-bandwidth sequences, and off-center FOV imaging capability.

       In addition to the signal-to-noise ratio, however, the factor that must be considered when it comes to image quality is contrast, the quality that enables reading physicians to clearly distinguish adjacent, and sometimes minute, anatomical structures. This quality is measured by contrast-to-noise ratios (C/N). Unlike S/N, which increases with increasing field strength, relaxometry studies have shown that C/N peaks in the mid-field range and actually falls off precipitously at higher field strengths. The QUAD 7000 and QUAD 12000 scanners operate squarely in the optimum C/N range.

       The QUAD's state-of-the-art electronics package features five computer processors performing parallel processing. Its speed is demonstrated by its ability to scan and reconstruct images simultaneously and its ability to reconstruct a 256x256 image in 0.7 seconds, the fastest of any MRI scanner on the market.

       The QUAD provides various features allowing for versatile diagnostic capability. For example, SMART (TM) scanning allows for same-scan customization of up to 63 slices, each slice with its own thickness, resolution, angle and position. This is an extremely important feature for scanning parts of the body that include small-structure sub-regions requiring finer slice parameters. There's also Evolving Images (tm), Multi-Angle Oblique (MAO) (tm) imaging, and oblique imaging.

       The QUAD console includes a mouse-driven, multi-window interface for easy operation and a 19-inch, 1280x1280-pixel, 20-up, high-resolution image monitor with features such as electronic magnifying glass and real-time, continuous zoom and pan.

       Because of the openness of the QUAD 7000 and FONAR's coil development and CINE, QUAD 7000 users can plan on adding the works-in-progress CINE-FLEX
(tm) option to their scanners. CINE-FLEX (tm) is a set of specialized coils and matching fixtures that enable full-range CINEs of the knee, shoulder, C-spine, L-spine and TMJ - an impossibility with supercon MRIs.

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


MARKETS AND MARKETING

       The principal markets for the Company's scanners are hospitals and private scanning centers. The Company is conducting its marketing through its own sales network and selected distributors. Direct domestic marketing is accomplished through field solicitation of potential users by Company personnel. The Company is in the process of establishing a network of independent sales representatives and distributors working on a commission basis in the domestic market. Sales in foreign markets are made through independent sales representatives and distributors.

       In addition, the Company exhibited its new products at the trade show held by the Radiological Society of North America ("RSNA") in Chicago in November 1995 and plans to attend the RSNA trade shows in November 1996 and future years as well. The RSNA trade show is held annually and is attended by most manufacturers of MRI scanners.

       The Company is directing its marketing efforts to meet the demand for both "open" and high field strength MRI scanners. Utilizing a 6000 gauss (.6 Tesla field strength) iron core electromagnet, the QUAD 12000 scanner magnet is the highest field "open MRI" in the industry.

       The Company also plans to direct its marketing efforts to meeting the increasing demand for low price MRI. To date, the increased pressure for lower scanning prices has come largely from preferred provider organizations, health maintenance organizations and other private sector group plans and stricter insurance requirements, but government mandated health care reform is also under consideration.

       To meet this demand, the Company has set a base price of $895,000 for the QUAD 12000 and of $695,000 for the QUAD 7000 scanner. In addition to reducing the health care provider's equipment cost, the QUAD scanners' improved image processing speed and extra-bed(s) option (allowing patients to be prepped while another patent is being scanned) would enable the provider to increase patient volume and further reduce per scan costs.

       The reduced per scan costs will enable the Company to promote the QUAD 7000 in particular for short scan procedures such as MRI mammograms. MRI mammograms have the advantage over traditional x-rays of involving no radiation, and an MRI breast scan can be taken in most cases through ordinary street clothes without any painful compression.

       The Company also will seek to introduce new MRI applications for the QUAD scanners such as MRI-directed surgery and head-to-toe MRI preventive screening.

       The Company is actively seeking to promote foreign sales. Since commencing its current foreign sales program, the Company has sold scanners in various foreign countries. Based on indications of interest, meetings, sales trips abroad and negotiations, the Company is optimistic that foreign sales will continue to be an important source of revenue.

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

       Income is generated from the installed base in two principal areas namely, service and upgrades. Service and maintenance revenues from the Company's installed base were approximately $7.7 million in fiscal 1994, $6.6 million in fiscal 1995 and $6.1 million in fiscal 1996. The decreases in fiscal 1995 and 1996 were principally the result of the retirement of old scanners.

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


RESEARCH AND DEVELOPMENT

       During the fiscal year ended June 30, 1996, the Company incurred expenditures of $3,607,703 ($251,659 of which was capitalized) on research and development, as compared to $3,508,101 ($151,981 of which was capitalized) and $3,604,785 ($687,551 of which was capitalized) incurred during the fiscal years ended June 30, 1995 and June 30, 1994, respectively.

       Research and development activities have focused, in large part, on the development and enhancement of the Company's QUAD MR scanners and on the continued enhancement of the Ultimate and Beta 3000 and Beta 3000M products.


The QUAD and Ultimate scanners involved significant software and hardware development as the new products represented entirely new hardware design and architecture requiring a complete new operating software system. Most recently, the Company's research activity has centered on developing a multitude of new features for the QUAD series scanners made possible by the QUAD's high speed processing power.


BACKLOG

       The Company's backlog of unfilled orders at September 1, 1996 increased to approximately $6.8 million, as compared to $4.0 million at
September 1, 1995.   Of these amounts, approximately $1.3 million and $2.4
million had been paid to the Company as customer advances as at September 1, 1996 and September 1, 1995, respectively. It is expected that the existing backlog of orders will be filled within the current fiscal year. The Company's contracts generally provide that if a customer cancels an order, the customer's initial down payment for the MRI scanner is nonrefundable.


PATENTS AND LICENSES

       There are currently numerous foreign and domestic patents in effect which relate to the technology and components of the MRI scanners, some of which are registered in the name of the Company and others which are registered in the name of Dr. Raymond V. Damadian, the President and principal stockholder of the Company. The Company believes that these patents, which expire at various times from 1999 to 2013, and the know-how it developed, are material to its business.

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

       The Company has entered into a cross-licensing agreement (utilizing other than FONAR's MRI technology) with another entity to use prior art developed for nuclear magnetic resonance technology and has entered into a license to utilize the MRI technology covered by the existing patent portfolio of a patent holding company.


ENFORCEMENT LITIGATION

       On September 2, 1992, the Company commenced legal action to enforce its patent rights, filing suit against Hitachi Ltd., General Electric Company and others in the United States District Court for the Eastern District of New York. Prior to trial in April 1995, FONAR settled with Hitachi. On May 26, 1995 the jury rendered a verdict against General Electric Company awarding FONAR $110,575,000 for infringement of its multi-angle oblique patent (Apparatus and Method for Multiple Angle Oblique MRI, 10/3/89, U.S. Patent No. 4,871,966) and Dr. Damadian's pioneer cancer detection patent (Apparatus and Method for Detecting Cancer in Tissue, 2/5/74, U.S. Patent No. 3,789,832). On October 6, 1995, the Court announced its decisions on the parties' respective post-trial motions, awarding FONAR $61,950,000 and an injunction (stayed pending appeal) on the multi-angle oblique patent (U.S. Patent No. 4,871,966). Although finding that the cancer detection patent was valid (U.S. Patent No. 3,789,832), the Court overturned the jury's determination that General Electric Company's MRI scanners infringed the patent. Both the Company and General Electric Company have appealed. Oral argument is scheduled to be held on the appeals on October 8, 1996. The Company is represented by Robins, Kaplan, Miller and Ciresi, the Minneapolis based national law firm that represented Honeywell in its lawsuit against Minolta for infringement of Honeywell's autofocus patents.

       Following the rendering of the jury's verdict in favor of FONAR against General Electric Company, the Company, represented by Robins, Kaplan, Miller and Ciresi, filed suits against Siemens Medical Systems, Inc., Philips Electronics North America Corporation and related parties for infringement of FONAR's multi-angle oblique patent, Dr. Damadian's pioneer cancer detection patent and, in the case of Siemens Medical Systems, Inc., two additional MRI patents. Thereafter, Fonar commenced a patent infringement suit against Toshiba American MRI, Inc. and Toshiba American Medical Systems, Inc. The litigation with Philips Electronics of North America Corporation and its affiliates was settled in April 1996.

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

       2. They do not require costly coolants (liquid nitrogen and liquid helium) or highly complex technology to handle them.

       3. They are more open, quiet and in the case of the QUAD scanners allow for faster throughput of patients.

       4.  They require smaller space to install.

       5.  Their annual operating costs are lower.

       6. The set-up and disconnect time for a Mobile Scanner is shorter than for a mobile superconductive scanner.

       7. They can scan the trauma victim, the cardiac arrest patient, the respirator-supported patient, and premature and newborn babies. This is not possible with superconductive scanners because their magnetic field interferes with conventional life-support equipment.

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


GOVERNMENT REGULATION

       Under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, all medical devices are classified by the Food and Drug Administration (the "FDA") into one of three classes. A Class I device is subject only to certain controls, such as labeling requirements and manufacturing practices; a Class II device must comply with certain performance standards established by the FDA; and a Class III device must obtain pre-market approval from the FDA prior to commercial marketing. The Company received approval to market its Beta 3000 and Beta 3000M scanners as Class III devices on September 26, 1984. On July 28, 1988, the Magnetic Resonance Diagnostic Device which includes MR Imaging and MR Spectroscopy was reclassified by the FDA to Class II status. On June 25, 1992, the Company received FDA approval to market the Ultimate Magnetic Resonance Imaging Scanner as a Class II device. The Company received FDA approval to market the QUAD 7000 in April 1995 and for the QUAD 12000 in November 1995.

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


EMPLOYEES

       As of July 1, 1996, the Company employed 171 persons on a full-time basis. Of such employees, 12 were engaged in marketing and sales, 28 in research and development, 46 in manufacturing, 43 in customer support services, and 42 in administration.


ITEM 2.  PROPERTIES

       The Company leases approximately 93,240 square feet of office and plant space at its principal office in Melville, New York and at one other location in Farmingdale, New York at a current aggregate rental rate of approximately $681,000, excluding utilities, taxes and other related expenses. The terms of the various leases extend through 1997. Management believes that these premises are adequate for its current needs. The Company presently is negotiating to extend the terms of existing leases and considering additional space in the same area.


ITEM 3.  LEGAL PROCEEDINGS

         On September 2, 1992, the Company filed an action against General Electric Company, ("General Electric"), Hitachi Ltd. ("Hitachi") and other defendants for patent infringement in the United States District Court for the Eastern District of New York seeking injunctive relief and damages. (FONAR Corporation and Dr. Raymond V. Damadian v. Hitachi Ltd. et. al. Civil Action No. 92-4196). The defendants contested the Company's claims, and Hitachi counterclaimed, alleging infringement by the Company of two of its patents. In April, 1995, after the opening statements by counsel at the commencement of trial, FONAR and Hitachi reached a settlement. On May 26, 1995, the jury rendered a verdict against General Electric Company awarding FONAR $110,575,000 for infringement of two of its patents: United States Patent Number 3,789,832 entitled "Apparatus and Method for Detecting Cancer in Tissue" and United States Patent Number 4,871,966 entitled "Apparatus and Method for Multiple Angle Oblique Magnetic Resonance Imaging." Subsequent to the verdict General Electric made motions to the Court to enter judgment as a matter of law in its favor and against FONAR with respect to both patents notwithstanding the jury's verdict. FONAR made a motion to the Court for an injunction restraining General Electric Company from using the multi-angle oblique imaging technology covered by U.S. Patent No. 4,871,966.

         On September 30, 1995 the Court announced its decision. In its decision, the Court awarded FONAR $61,950,000 in damages against General Electric for direct infringement of U.S. Patent No. 4,871,966 (Multiple Angle Oblique Magnetic Resonance Imaging) and granted an injunction against General Electric prohibiting future violations of the patent. (An additional $6,471,726 in pre-judgment interest was awarded to FONAR on November 17, 1995.) The injunction was stayed pending appeal, however, upon the posting of a bond by General Electric. With respect to U.S. Patent No. 3,789,832 (Cancer Detection Patent), the judge agreed with the jury's finding that the patent was valid, but disagreed with the jury finding of infringement and determined that General Electric's MRI scanners did not infringe the patent.

       The Court also rejected the jury's finding that General Electric had induced others to infringe U.S. Patent No. 4,871,966. General Electric has appealed the portion of the judgment upholding the jury's award of damages to FONAR for direct infringement of U.S. Patent No. 4,871,966 and the issuance of the injunction. FONAR has appealed the portion of the judgment overturning the jury's findings of infringement on U.S. Patent No. 3,789,832 and contributory infringement in respect of U.S. Patent No. 4,871,966. Oral argument was held on October 8, 1996.

       On June 16, 1995, the Company filed an action against Siemens Medical Systems, Inc., Philips Electronics North America Corporation, Philips Electronics, N.V. and other defendants for patent infringement in the United States District Court for the Eastern District of New York. FONAR sought injunctive relief and damages (FONAR Corporation and Dr. Raymond V. Damadian
V. Siemens Medical Systems, Inc. et al. Civil Action No. CV 95-2469 (LJW). In its suit, FONAR alleged that four of its patents were infringed, including U.S. Patent Nos. 3,789,832 (Apparatus and Method for Detecting Cancer in Tissue) and 4,871,966 (Apparatus and Method for Multiple Angle Oblique Magnetic Resonance Imaging). (Subsequently, the action was transferred to the United States District Court for the District of Delaware.)

       Previously, in May 1995, Siemens Medical Systems, Inc. had filed a complaint against FONAR in the United States District Court for the District of Delaware seeking a declaratory judgment that the four patents were invalid and unenforceable, as well as an adjudication that Siemens was not infringing the four patents. On June 14, 1995, Siemens Medical Systems, Inc. amended the Complaint to add Siemens AG as a plaintiff, to add Raymond
V. Damadian, M.D. MR Scanning Centers Management Company as a defendant and to include a claim against FONAR for infringement of one of Siemens' MRI patents. The complaint was further amended on December 14, 1995 to allege infringement of two additional patents. (Siemens Medical Systems, Inc. and Siemens AG, v. FONAR Corporation and Raymond V. Damadian, M.D. MR Scanning Centers Management Company, Civil Action No. 95-261.

       Thereafter, on June 30, 1995, Philips Electronics North America Corporation and Philips Electronics, N.V. filed a complaint against FONAR in the United States District Court for the District of Delaware seeking a declaratory judgment that FONAR's U.S. Patents Nos. 3,789,832 and 4,871,966 were invalid, unenforceable and not infringed (Philips Electronics North America Corporation and Philips Electronics, N.V. v. FONAR Corporation, Case No. 95-431).

       Separately, U.S. Philips Corporation, an affiliate of Philips Electronics North America Corporation and Philips Electronics, N.V., commenced an action in the United States Court for the District of Delaware alleging infringement by FONAR of two of its patents. (U.S. Philips Corporation v. Fonar Corporation and Raymond V. Damadian, M.D. MR Scanning Centers Management Company, Civil Action No. 95-448.)

       In April 1996, FONAR entered into an agreement with Philips Electronics N.V., Philips Electronics North America Corporation, Philips Medical Systems North America and U.S. Philips Corporation setting the lawsuits and claims between them.

       On March 4, 1996, the Company filed an action against Toshiba Corporation, Toshiba America Medical Systems, Inc., Toshiba American MRI, Inc. and others alleging infringement of four of its MRI patents. FONAR Corporation and Dr. Raymond V. Damadian v. Toshiba Corporation, Toshiba America Medical Systems, Inc., Toshiba America MRI, Inc. et al. (U.S. District Court, Eastern District of New York, Civil Action No. 96-0963.)

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

       On April 3, 1990, Summit, Rovins and Feldesman commenced an action in the Supreme Court of the State of New York, County of New York against the Company and its President, Raymond V. Damadian. The complaint alleges unpaid fees for legal services and disbursements in the amount of $664,371.65. The Company is contesting the plaintiff's claims as excessive and improper charges for legal services, and has asserted various defenses and a counterclaim of $100,000 for a refund of fees. The plaintiff made a motion for summary judgment which was granted as to the existence of liability but denied as to the amount. Dr. Damadian's cross-motion to dismiss the action against him personally was granted. Both parties appealed the court's decisions. On March 9, 1995, the appellate court reversed the granting of summary judgment against FONAR. The appellate court also upheld the dismissal of the action against Dr. Damadian personally. The case is ready for trial.

       In January, 1991, Myheal Technologies and a former employee commenced an action against the Company in the United States District Court for the Eastern District of New York (Index No. 91 CIV 0204). The amount claimed was $5,000,000 in compensatory damages and $5,000,000 in punitive damages. The claim arose out of an alleged breach of an agreement between the Company and a former research and development employee of the Company. A jury verdict rendered in December, 1993 against the Company for $1,150,000 was set aside, and a second trial was ordered and held. On March 24, 1995 the jury rendered a verdict in favor of Myheal Technologies in the amount of $250,000 plus interest. On April 21, 1995, the Company made a motion requesting judgment as a matter of law dismissing the plaintiffs' claim or in the alternative a new trial or reduction of damages. The Company's motion was denied and judgment was entered against the Company in August, 1995. The District Court's decision was upheld by the Court of Appeals on appeal. The judgment has been paid.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

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


              FISCAL QUARTER

                                                 Bid        Ask
                                               High  Low  High Low

July        -  September            1993     3.28   1.13  3.38  1.16
October     -  December             1993     3.53   1.81  3.59  1.84
January     -  March                1994     2.63   1.59  2.66  1.66
April       -  June                 1994     1.72   1.22  2.00  1.25
July        -  September            1994     1.91   1.22  2.00  1.25
October     -  December             1994     2.50   1.28  2.53  1.31
January     -  March                1995     2.50   1.53  2.53  1.63
April       -  June                 1995     4.50   2.38  4.56  2.41
July        -  September            1995     3.84   2.56  4.00  2.63
October     -  December             1995     3.91   2.50  3.97  2.56
January     -  March                1996     2.78   2.09  2.81  2.13
April       -  June                 1996     3.00   2.19  3.03  2.25
July        -  September 3          1996     2.63   2.13  2.72  2.19

       On September 3, 1996, the Company had approximately 4,653 stockholders of record of the Company's Common Stock, 14 stockholders of record of the Company's Class B Common Stock, four stockholders of record of the Company's Class C Common Stock and 4,694 stockholders of record of the Company's Class A Non-voting Preferred Stock.

       At the present time, the only class of the Company's securities for which there is a market is the Common Stock.

       The Company has paid no dividends to date. The Company anticipates, however, paying certain dividends on monies it receives from the enforcement of its patents. Except for these dividends, it is expected that the Company will continue to retain earnings to finance the development and expansion of its business.


Item 6.  SELECTED FINANCIAL DATA
     The following selected consolidated financial data has been extracted from the Company's consolidated financial statements for the five years ended
June 30, 1996. This consolidated selected financial data should be read in conjunction with the consolidated financial statements of the Company and the related notes included in Item 8 of this form. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's business plan.

                                       As of, or For the Period Ended June 30,

STATEMENT OF OPERATIONS  1996          1995          1994           1993          1992
                         -----------   -----------   -----------   ------------   -----------

Revenues                 $13,130,000   $14,090,000   $15,387,000   $ 16,802,000   $19,697,000

Cost of                  $ 8,956,000   $ 9,003,000   $ 7,814,000   $  9,608,000   $10,620,000
revenues

Research and             $ 3,356,000   $ 3,356,000   $ 2,803,000   $  2,181,000   $ 2,135,000
Development Expenses

Net Income (loss)        $(3,376,000)  $(1,763,000)  $  (335,000)  $    238,000   $   635,000

Net income (loss)              (0.07)        (0.04)        (0.01)          0.01          0.02
per common share

Weighted average          50,822,000   45,055,000    36,774,000     30,870,000    27,888,000
number of shares
outstanding        *


BALANCE SHEET DATA

Working capital          $(2,355,000   $(5,077,000)  $(7,749,000)  $(12,239,000)  $(7,231,000)
(deficit)

Total                    $63,096,000   $54,944,000   $48,418,000   $ 42,811,000   $40,410,000
assets

Long-term debt and       $ 3,872,000   $ 3,780,000   $ 5,884,000   $  9,483,000   $11,789,000
obligations under
capital leases

Stockholders'            $48,138,000   $39,388,000   $28,333,000   $ 18,022,000   $12,797,000
equity

  * Adjusted for stock dividend of Class A Non-voting Preferred Stock declared in October, 1995.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS.

     RESULTS OF OPERATIONS.
     FISCAL 1996 COMPARED TO FISCAL 1995

       In fiscal 1996, the Company experienced a net loss of $3.4 million on revenues of $13.1 million as compared to a net loss of $1.8 million on revenues of $14.1 million for fiscal 1995.

       The Company's QUAD 7000 and QUAD 12000 MRI scanners, together with other research and development projects, are intended to significantly improve the Company's competitive position. Having received FDA approval for its QUAD 7000 scanner in the fourth quarter of fiscal 1995 and for its QUAD 12000 scanner in the first quarter of fiscal 1996, the Company believes it is in a position to aggressively seek new sales. The QUAD scanners are highly competitive and totally new non-claustrophobic scanners not previously available in the MRI market. At .6 Tesla field strength, the QUAD 12000 magnet is the highest field "Open MRI" in the industry, offering non-claustrophobic MRI together with high-field image quality for the first time. The Company expects vigorous sales from its new products.

       As the Company has expanded its operations and productive capacity to meet and anticipate new orders, costs and expenses increased in fiscal 1996. Although cost of revenues remained at approximately $9.0 million in 1996, research and development, selling, general and administrative expenses increased to approximately $11.5 million for fiscal 1996 from approximately $10.0 million for fiscal 1995.

       The Company has continued its program for upgrading previously installed scanners. The versatility and productivity of MRI technology creates the impetus for new uses. As a result, new features are developed and sold to the Company's customer base thereby extending the useful life of their equipment, avoiding obsolescence and minimizing capital expenditures. Upgrades consist of hardware, software and pulse sequences designed to maximize throughput while maintaining image quality and patient comfort.

       As part of its marketing program, the Company attended the industry's annual trade show, RSNA (Radiological Society of North America) in November 1995, and plans to do so again in November 1996. At the RSNA show in 1995, the Company exhibited its new QUAD 12000 and QUAD 7000 scanners. The Company believes that it is uniquely positioned to take advantage of the rapidly expanding "Open MRI" market, as the manufacturer of the only high-field "Open MRI" in the industry. The Company expects marked demand for this product since image quality increases as a direct proportion to magnetic field strength. In addition, the Company's new scanners provide improved image quality and high speed imaging at costs that are significantly less than the competition and more in keeping with the medical cost reduction demands being made by our national leaders on behalf of the public.

       The Company also believes that efforts to reduce infringement of its intellectual property rights by competitors have begun to produce material benefits, as reflected in the $62 million judgment rendered in its favor against General Electric Company. During the 1995 fiscal year the Company commenced similar patent infringement suits against other major competitors (See "Litigation").

       As at September 1, 1996, the Company's backlog of unfilled orders was approximately $6.8 million, as compared to approximately $4.0 million at September 1, 1995.

       The Company continued to benefit as a result of programs set in motion in fiscal 1989; namely strict cost containment initiatives and expanding the corporate business into other profitable enterprises within the MRI industry. As a result of this expansion, the percentage of the Company's revenue derived from sources other than scanner sales (customer service and upgrades) was approximately 49% for fiscal 1996 as compared to 33% for fiscal 1990. The Company believes, however, that this trend may have peaked in fiscal 1991 and 1992 when the percentage was approximately 61%. (The percentages for fiscal 1995, 1994 and 1993 were 48%, 51% and 60%, respectively.) Management expects that the percentage of revenue derived from scanner sales will continue to expand as a result of the introduction into the market of its new QUAD scanner products. Customer service and upgrades, however, are and will continue to be priorities for the Company.

       The Company derived approximately $1.7 million in upgrades income in 1992, $1.3 million in 1993, $61,000 in 1994, $338,000 in 1995 and $112,000
in 1996. Significant research and development of new programs have been undertaken, which emphasize the development of new features for the Company's scanner upgrade program.

       Continuing its tradition as the originator of MRI the Company remained committed to maintaining its position as the leading innovator of the industry through aggressive investing in research and development. In fiscal 1996 the Company continued its investment in the development of its new MRI scanners together with software and upgrades, with an investment of $3,607,703 in research and development ($251,659 of which was capitalized) as compared to $3,508,101 ($151,981 of which was capitalized) in fiscal 1995. The research and development expenditure was approximately 27.5% of revenues in 1996 and $23.8% of revenues in 1995.

       The Company has continued its efforts to increase scanner sales in
foreign countries as well as domestically.   Based on sales to date, further
indications of interest, meetings, sales trips abroad and negotiations, the Company is cautiously optimistic that foreign sales will prove a significant source of revenue.


FISCAL 1995 COMPARED TO FISCAL 1994

       In fiscal 1995 the Company experienced a loss of $1.8 million on gross revenues of $14.1 million, while in fiscal 1994 a loss of $334,574 was reported on gross revenues of $15.4 million.

       Contributing to the Company's net loss were the recognition in the fourth quarter of unfavorable judgments in excess of $1.5 million in the aggregate. The most significant of these actions were the $880,000 judgment against Fonar's subsidiary AMD in the Kivitz et ano v. AMD et al. action (approximately $1.1 million with accrued interest) and the $250,000 judgment rendered against the Company in Myheal Technologies et ano. v. Fonar (approximately $369,000 with accrued interest). (See "Litigation"). Also significantly contributing to the Company's net loss for the year were the continuing losses of its Israeli subsidiary, Medical SNI (formerly Vonar Ltd.). These losses were in the amount of $867,100 for fiscal 1995 and $558,892 for fiscal 1994 (after giving effect to the minority interest).

       Lower revenues experienced in fiscal 1995, as in fiscal 1994, were the principal reason for the operating losses experienced in both fiscal years ($6.4 million in fiscal 1995 and $2.5 million in fiscal 1994). Lower revenues reflected strong competition and a continued weak domestic demand for MRI scanners in a marketplace eager to see new products that would address both the heightened cost pressures on MRI and the patient demand for non-claustrophobic scanners.

       As at September 1, 1996, the Company's backlog of unfilled orders was approximately $4.0 million, as compared to $1.5 million at September 1, 1994.

       Lower service and repair fees in fiscal 1995, as in fiscal 1994 (approximately $6.6 million in fiscal 1995 as compared to approximately $7.7 million in fiscal 1994) indirectly resulted from reduced sales, as well as from competition, as older scanners were retired.

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

       In fiscal 1995 the Company invested $3,508,101 in research and development ($151,981 of which was capitalized) as compared to $3,604,785 in research and development ($687,551 of which was capitalized in fiscal 1994. The research and development expenditure was approximately 25% of revenues in 1995 and 23% of revenues in 1994.


LIQUIDITY AND CAPITAL RESOURCES

       At June 30, 1996, the Company's liquidity and capital resources positions changed from the June 30, 1995 position as follows:

                  June 30,         June 30,
                    1996            1995              Change
                  ____________     ____________     __________
Working capital
(deficiency)      ($2,355,000)     ($5,077,000)     $2,722,000


       The improvement in the Company's working capital position resulted primarily from an increase in current assets (to $11.5 million at June 30, 1996 from $9.6 million at June 30, 1995) and a decrease in current liabilities (from $14.6 million in fiscal 1995 to $13.8 million in fiscal
1996). The increase in current assets principally reflected an expansion of inventory, resulting from the Company's increased manufacturing activity and an increase in cash. The decrease in current liabilities resulted from the payment of various taxes and other obligations.

       Total liabilities were reduced since June 30, 1995 by approximately $600,000 to approximately $14.8 million at June 30, 1996.

       Since June 1989, a principal objective of the Company has been to reduce and ultimately eliminate its debt. Since the inception of the plan, interest bearing debt was reduced from $23.1 million in fiscal 1989 to $18.5 million in fiscal 1990. From June 30, 1990 through June 30, 1991, interest bearing debt was reduced by an additional $3.3 million to $15.2 million and from June 30, 1991 through June 30, 1992 interest bearing debt was reduced by an additional $3.1 million to $12.1 million. From June 30, 1992 through June 30, 1993, interest bearing debt was reduced by $2.3 million to $9.8 million, and from June 30, 1993 to June 30, 1994 by $3.8 million to $6.0 million. Through June 30, 1995, interest bearing debt was reduced by an additional $2.1 million to approximately $3.9 million. At June 30, 1996 interest bearing debt was approximately $4.0 million.

       As of June 30, 1996, the Company had no unused credit facilities with banks or financial institutions.

       While continuing to focus on new sources of income and cost containment, the Company's business plan currently includes an aggressive program for manufacturing and selling its new line of QUAD scanners which are achieving success in the marketplace and which the Company has had under development for four years.

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

       The Company offers its products for sale or lease to customers. Cash flows from leasing transactions are derived under the terms of the underlying agreements. Over the long term, the Company expects enhanced cash flows and increased revenues from such transactions while in the short term, such transactions impair cash flow. In order to mitigate the short term effect on cash flow, the Company previously had borrowed money secured by the leases and the underlying equipment. Such debt comprises substantially all of the remaining long-term debt in the accompanying financial statements.

       Since 1990 the Company has restructured various long-term loans and notes. The significant changes included extended maturity dates, and the addition of unpaid interest to the note and loan balances.

       Capital expenditures for each of fiscal 1996 and 1995 approximated $1.8 million, and substantially consisted of capitalized computer software costs in connection with the development of scanner products, patent costs and copyright costs and production equipment.

       The Company's business plan initiated in September 1989, had as its objective the enhancement and stabilization of revenue streams through the generation of additional income from its installed base of scanners and leasing programs. In addition, the Company instituted strict cost containment programs. While continuing to focus on new sources of income, the Company now has commenced aggressive sales and manufacturing of its new generation of Open MRI scanners, the QUAD scanners and is reemphasizing MRI Scanner sales.

       Cost containment programs continue in force notwithstanding an increase in costs and expenses resulting from increased manufacturing activity and marketing of its MRI scanners. These programs, which include increasing the portion of manufacturing conducted on the Company's premises, have enabled the Company to achieve significantly lower manufacturing costs than would have otherwise been experienced in the production of its QUAD scanners. This has enabled the Company to pass on to customers a much needed reduction in the sales price of MRI scanners.

       The Company's plan calls for a continuing emphasis on providing its customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from the 7Company's installed base of scanners were $6.6 million for the year ended June 30, 1995 and $6.1 million for the year ended June 30, 1996. The Company will continue to aggressively develop and market upgrades and enhancements for previously installed scanners.

       The Company's working capital deficiency as of June 30, 1996 approximates $2.4 million, down from $5.1 million as of June 30, 1995 and $7.7 million as of June 30, 1994. The Company expects to reduce this deficiency further. This is to be accomplished by internally generated cash from operating profits and the refinancing and/or restructuring of maturity terms of certain loans now classified as short term obligations. The Company also will pursue equity financing alternatives.

       The Company believes that the above mentioned financing arrangements and programs will provide the cash flows needed to achieve the sales, service and production levels necessary to support its operations. In addition, the Company is exploring other more permanent financing alternatives which may become available as the success of the previously described programs accelerates.

     Item 8.

                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                          FONAR CORPORATION AND SUBSIDIARIES

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES




                                                                 Page No.

     INDEPENDENT AUDITORS' REPORT                                 F-2

     CONSOLIDATED BALANCE SHEETS                                F-3; F-4
          At June 30, 1996 AND 1995

     CONSOLIDATED STATEMENTS OF OPERATIONS                        F-5
          For the Three Years Ended June 30, 1996,
          1995 and 1994

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY           F-6 to F-14
          For the Three Years Ended June 30,
          1996, 1995 and 1994

     CONSOLIDATED STATEMENTS OF CASH FLOWS                      F-15; F-16
          For the Three Years Ended June 30, 1996,
          1995 and 1994

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                F-17 to F-80

     SUPPLEMENTARY SCHEDULES:

          INDEPENDENT AUDITORS' REPORT ON SCHEDULES                 S-1

          SCHEDULE     II  - Amounts Receivable  from Related
          Parties and Underwriters, Promoters and Employees
          Other than Related Parties                                S-2
            For the Years Ended June 30, 1996, 1995 and 1994

          SCHEDULE  VIII  - Valuation and Qualifying Accounts       S-3
            For the Three  Years Ended June 30, 1996,  1995 and
            1994

     SELECTED FINANCIAL DATA
          For the Five Years Ended June 30, 1996                    (*)

          (*)  Included in Part II, Item 6 of the Form.


     Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

                             INDEPENDENT AUDITORS' REPORT
                             ----------------------------
     To the Board of Directors
     FONAR Corporation and Subsidiaries

     We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries as at June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FONAR Corporation and Subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles.

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

     During each of the years in the three-year period ended June 30, 1996, a significant portion of the Company's revenues was from related parties and a significant portion of the Company's assets was due from related parties (see Note 3).

                                         /s/ Tabb, Conigliaro & McGann, P.C.
                                         TABB, CONIGLIARO & McGANN, P.C.

     New York, New York
     October 7, 1996

                          FONAR CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                        ASSETS
                                        ______
                                                              June 30,
                                                    ---------------------------
                                                         1996          1995
                                                      -----------   -----------
     CURRENT ASSETS
       Cash                                           $ 3,712,393   $ 3,266,728
       Accounts receivable, net of allowance for
         doubtful accounts of $712,082 and $603,719
         at June 30, 1996 and 1995, respectively        1,796,716     1,796,929
       Notes receivable from related parties (Note 3)     400,000       400,000
       Costs and estimated earnings in
         excess of billings on uncompleted
         contracts (Notes 2 and 4)                        336,455       323,918
       Inventories (Notes 2 and 5)                      3,623,572     2,295,327
       Net investment in sales-type leases
         with related parties (Notes 2, 3, 6, and 11)     779,096     1,368,988
       Prepaid expenses and other current assets          815,857       113,955
                                                      -----------   -----------
             TOTAL CURRENT ASSETS                      11,464,089     9,565,845
     ASSETS HELD FOR RESALE (Note 2)                      450,000       598,062
     PROPERTY AND EQUIPMENT - Net (Notes 2, 7 and 13) 2,500,594 2,786,402 INVESTMENTS, ADVANCES AND NOTES TO AFFILIATES
        AND RELATED PARTIES, Net of discounts and
        allowance for doubtful accounts of $1,250,000
        at June 30, 1996 and 1995
        (Notes 2, 3, 4 and 6)                          28,352,568    23,940,345
     LONG-TERM ACCOUNTS RECEIVABLE, Net of
        allowance for doubtful accounts of
        $1,990,018 and $1,837,348 at June
        30, 1996 and 1995, respectively                   624,174     1,039,079
     NOTES RECEIVABLE, Net of allowance for
        doubtful  accounts of $708,411 at
        June 30, 1996 and 1995                            157,553       179,337
     CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
       Net of accumulated amortization of
       $6,872,193 and $5,858,578 at June 30,
       1996 and 1995, respectively (Notes 2
       and 8)                                           1,255,924     1,763,549
     OTHER INTANGIBLE ASSETS, Net (Notes 8 and 15) 3,204,155 3,320,053 NET INVESTMENT IN SALES-TYPE LEASES
       WITH RELATED PARTIES, Net of
       allowance for possible losses of
       $115,000 in 1996 and 1995 (Notes 2,
       3, 6 and 11)                                     5,518,873     4,961,979
     COSTS AND ESTIMATED EARNINGS IN EXCESS
       OF BILLINGS ON UNCOMPLETED CONTRACTS
       WITH RELATED PARTIES (Notes 2, 3 and 4)          9,460,469     6,681,296
     OTHER ASSETS                                         107,863       107,630
             TOTAL ASSETS                             -----------   -----------
                                                      $63,096,262   $54,943,577
                                                      ===========   ===========


     See accompanying notes to consolidated financial statements.

                          FONAR CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------
                                                               June 30,
                                                     --------------------------
                                                         1996            1995
                                                     -----------    -----------
CURRENT LIABILITIES
  Notes payable (Note 11)                            $   100,000    $   100,000
  Current maturities of long-term debt and capital
    lease obligations (Notes 11 and 15)                2,909,071      3,251,863
  Accounts payable                                     1,747,730      1,595,452
  Other current liabilities (Note 14)                  7,883,452      9,248,727
  Customer advances (Notes 2 and 4)                      933,604        293,487
  Billings in excess of costs and estimated
    earnings on uncompleted contracts (Notes 2 and 4)    170,008         11,102
  Income taxes payable (Note 12)                          75,000        142,691
                                                     -----------    -----------
      TOTAL CURRENT LIABILITIES                       13,818,865     14,643,322
                                                     -----------    -----------
LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS, Less current maturities
  (Notes 2, 11 and 15)                                   963,019        528,543
OTHER LIABILITIES                                         59,023         99,021
                                                     -----------    -----------
                                                       1,022,042        627,564
                                                     -----------    -----------
MINORITY INTEREST                                        117,498        285,131
                                                     -----------    -----------
COMMITMENTS AND CONTINGENCIES
  (Notes 3, 9,11 and 15)
STOCKHOLDERS' EQUITY (Notes 2 and 10)
  Common stock - $.0001 par value; issued -
    42,871,751 and 38,229,448 shares at
    June 30, 1996 and 1995, respectively                   4,287          3,822
  Class B common stock (10 votes per share) - $.0001 par
    value; issued and outstanding - 5,411 and 3,193,456
    shares at June 30, 1996 and 1995, respectively          -               319
  Class C common stock (25 votes per share) - $.0001
    par value; 9,562,824 and -0- issued and outstanding
    at June 30, 1996 and 1995, respectively                  956           -
  Class A non-voting preferred stock - $.0001 par
    value; issued and outstanding - 7,855,627 and
    7,624,117 shares at June 30, 1996
    and 1995, respectively                                   785            762
  Preferred stock - $.001 par value;
    issued and outstanding - none                           -              -
  Paid-in capital in excess of par value              75,985,245     63,779,202
  Accumulated deficit                                (25,697,690)   (22,104,053)
  Notes receivable from stockholders                  (1,760,281)    (1,897,047)
  Treasury stock - 108,864 shares of
    common stock at June 30, 1996 and 1995              (395,445)      (395,445)
                                                     -----------    -----------
                                                      48,137,857     39,387,560
                                                     -----------    -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $63,096,262    $54,943,577
                                                     ===========    ===========
See accompanying notes to consolidated financial statements.

                          FONAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Years Ended June 30,
                                          --------------------------------------
                                             1996          1995          1994
                                          -----------   -----------   ----------
   REVENUES (Notes 1, 2, 3, 4, 6 and 9)
      Product sales - net                 $ 2,060,888   $ 2,383,309   $3,236,330
      Service and repair fees - net         3,725,613     4,444,913    6,028,417
      Scanning and management fees - net      201,770        88,740       32,172
      Related parties -product sales -net 4,583,578 4,866,548 4,274,547 Related parties -service and repair
         fees - net                         2,407,944     2,174,076    1,690,500
      Related parties - scanning and
         management fees - net                150,210       133,374      124,649
                                          -----------   -----------   ----------
         TOTAL REVENUES - Net              13,130,003    14,090,960   15,386,615
                                          -----------   -----------   ----------

   COST OF REVENUES
     Product sales                          1,983,873     2,283,665    2,065,548
     Service and repair fees                2,305,664     2,254,251    2,578,952
     Scanning and management fees             146,044         1,785        1,196
     Related parties - product sales        2,975,079     3,345,482    2,410,756
     Related parties-service and repair
       fees                                 1,490,292     1,102,589      723,194
     Related parties -scanning and
       management fees                         55,175        15,338       34,192
                                          -----------   -----------  -----------

   TOTAL COST OF REVENUES                   8,956,127     9,003,110    7,813,838
                                          -----------   -----------  -----------

   GROSS PROFIT                             4,173,876     5,087,850    7,572,777
                                          -----------   -----------  -----------

   EXPENSES
     Research and development expenses      3,607,703     3,356,120    2,803,221
     Selling and marketing expenses         2,069,045     1,497,825    1,282,328
     General and administrative expenses    5,785,973     5,187,588    5,478,288
     Provision for bad debt                 1,226,014       116,514      287,310
     Compensatory element of stock
     issuances (Note 10)                      355,327     1,363,194      193,527
                                          -----------   -----------  -----------
                                           13,044,062    11,521,241   10,044,674
                                          -----------   -----------  -----------
   LOSS FROM OPERATIONS                    (8,870,186)   (6,433,391) (2,471,897)

   INTEREST EXPENSE                          (626,297)   (1,122,159) (1,235,523)

   INTEREST INCOME - RELATED PARTIES        1,964,828     1,969,204   1,865,963

   GAIN ON SALE OF INVESTMENTS AND SUB-
   SIDIARY TO RELATED PARTIES (Note 3)           -             -      1,273,629

   OTHER INCOME (Note 16)                   4,007,576     3,621,607     140,483
                                          -----------   -----------   ----------

   LOSS BEFORE PROVISION FOR TAXES AND
     MINORITY INTEREST                     (3,524,079)   (1,964,739)   (427,345)

   PROVISION  FOR  INCOME TAXES  (Notes 2      19,965       145,558      47,905
   and 12)                                -----------   -----------  -----------

   LOSS BEFORE MINORITY INTEREST           (3,544,044)   (2,110,297)   (475,250)

   MINORITY INTEREST IN NET LOSS
     OF SUBSIDIARY AND PARTNERSHIP (Note 2)   167,633       347,326      140,676
                                          -----------   -----------  -----------

   NET LOSS                               $(3,376,411)  $(1,762,971)  $(334,574)
                                          ===========   ===========  ===========

   NET LOSS PER SHARE (Note 2)                  $(.07)        $(.04)      $(.01)
                                                =====         =====       =====

   WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING (Note 2)                  51,516,470    45,055,334   36,773,623
                                          ===========   ===========  ===========

   See accompanying notes to consolidated financial statements.

                        FONAR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE YEAR ENDED JUNE 30, 1996
                                                             Class A
                                                           Common Stock
                                          Per Share  ----------------------
                                            Amount     Shares       Amount
                                          ---------  ----------    --------
 Balance - June 30, 1995                   $   -     38,229,448    $  3,822
 Shares issued as follows:
    Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                          2.67      157,341          16
    Under incentive stock option plan         2.66       82,125           8
 Shares issued under non-statutory plans      2.69    3,100,000         310
 Issuance of stock in settlememt
    of liabilities                            2.73      802,400          80
 Issuance of stock                            2.08      500,000          50
 Conversion from class B to class C            -           -           -
 Conversion from class B to class A                         437           1
 Net charge in notes receivable
    from stockholder                           -           -           -
 Stock dividend adjustment -
    Class A non-voting preferred               -           -           -
 Dividend - preferred stock                    -           -           -
       NET LOSS                                -           -           -
                                                     ----------    --------
 Balance - JUNE 30, 1996                             42,871,751    $  4,287
                                                     ==========    ========

                                                             Class B
                                                           Common Stock
                                                     ----------------------
                                                       Shares       Amount
                                                     -----------   --------
 Balance - June 30, 1995                              3,193,456    $   319
 Shares issued as follows:
    Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                                       -          -
    Under incentive stock option plan                      -          -
 Shares issued under non-statutory plans                   -          -
 Issuance of stock in settlememt
    of liabilities                                         -          -
 Issuance of stock                                         -          -
 Conversion from class B to class C                  (3,187,608)      (318)
 Conversion from class B to class A                        (437)        (1)
 Net charge in notes receivable
    from stockholder                                       -          -
 Stock dividend adjustment -
    Class A non-voting preferred                           -          -
 Dividend - preferred stock                                -          -
       NET LOSS                                            -          -
                                                     -----------   --------
 Balance - JUNE 30, 1996                                  5,411    $  -
                                                     ===========   ========

 See accompanying notes to consolidated financial statements

                        FONAR CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED JUNE 30, 1996
 (continued)                                                   Class C
                                                            Common Stock
                                                       ----------------------
                                                         Shares       Amount
                                                       ---------   ----------
 Balance - June 30, 1995                                   -       $     -
 Shares issued as follows:
    Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                                       -             -
    Under incentive stock option plan                      -             -
 Shares issued under non-statutory plans                   -             -
 Issuance of stock in settlememt
    of liabilities                                         -             -
 Issuance of stock                                         -             -
 Conversion from class B to class C                   9,562,824           956
 Conversion from class B to class A                        -             -
 Net charge in notes receivable
    from stockholder                                       -             -
 Stock dividend adjustment -
    Class A non-voting preferred                           -             -
 Dividend - preferred stock                                -             -
       NET LOSS                                            -             -
                                                      ----------   ----------
 Balance - JUNE 30, 1996                              9,562,824    $      956
                                                      ==========   ==========

                                                  Class A
                                                 Non-Voting         Paid-in
                                               Preferred Stock     Capital in
                                            -------------------     Excess of
                                              Shares     Amount     Par Value
                                            ---------    ------   -----------
 Balance - June 30, 1995                    7,624,117       762   $63,779,202
 Shares issued as follows:
    Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                             -         -          420,187
    Under incentive stock option plan            -         -          218,780
 Shares issued under non-statutory plans         -         -        8,337,190
 Issuance of stock in settlememt
    of liabilities                               -         -        2,190,892
 Issuance of stock                               -         -        1,039,655
 Conversion from class B to class C              -         -             (638)
 Conversion from class B to class A              -         -             -
 Net charge in notes receivable
    from stockholder                             -         -             -
 Stock dividend adjustment -
    Class A non-voting preferred              231,510        23           (23)
 Dividend - preferred stock                      -         -             -
       NET LOSS                                  -         -             -
                                           ----------  --------   -----------
 Balance - JUNE 30, 1996                    7,855,627     $ 785   $75,985,245
                                           ==========  ========   ===========
 See accompanying notes to consolidated financial statements

                   FONAR CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED JUNE 30, 1996
 (Continued)                                               Treasury Stock
                                                       -----------------------
                                                        Shares        Amount
                                                       ---------   -----------
 Balance - June 30, 1995                                108,864    $ (395,445)
 Shares issued as follows:
    Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                                       -             -
    Under incentive stock option plan                      -             -
 Shares issued under non-statutory plans                   -             -
 Issuance of stock in settlememt
    of liabilities                                         -             -
 Issuance of stock                                         -             -
 Conversion from class B to class C                        -             -
 Conversion from class B to class A                        -             -
 Net charge in notes receivable
    from stockholder                                       -             -
 Stock dividend adjustment -
    Class A non-voting preferred                           -             -
 Dividend - preferred stock                                -             -
       NET LOSS                                            -             -
                                                       ---------   -----------
 Balance - JUNE 30, 1996                                108,864    $ (395,445)
                                                       =========   ===========

                                                    Notes
                                                  Receivable
                                                     from         Accumulated
                                                 Stockholders        Deficit
                                                 ------------    -------------
 Balance - June 30, 1995                         $(1,897,047)    $(22,104,053)
 Shares issued as follows:
    Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                                    -                -
    Under incentive stock option plan                   -                -
 Shares issued under non-statutory plans                -                -
 Issuance of stock in settlememt
    of liabilities                                      -                -
 Issuance of stock                                      -                -
 Conversion from class B to class C                     -                -
 Conversion from class B to class A                     -                -
 Net charge in notes receivable
    from stockholder                                 136,766             -
 Stock dividend adjustment -
    Class A non-voting preferred                        -                -
 Dividend - preferred stock                             -            (217,226)
       NET LOSS                                         -          (3,376,411)
                                                 ------------    -------------
 Balance - JUNE 30, 1996                         $(1,760,281)    $(25,697,690)
                                                 ============    =============

 See accompanying notes to consolidated financial statements

                      FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED JUNE 30, 1995

                                                               Class A
                                                             Common Stock
                                          Per Share    -----------------------
                                            Amount       Shares       Amount
                                          ---------    ----------   ----------
 Balance - June 30, 1994                  $    -       31,235,773   $   3,123
 Shares issued as follows:
 Stock bonus to employees and directors
    (measured at the average quoted
    market price on the award dates)          2.89        480,650          48
 Under incentive stock option plan            2.43        413,375          41
 Shares issued under non-statutory plans      1.42      1,752,695         175
 Issuance of stock in settlement of
    liabilities                               2.00      1,398,550         138
 Issuance of stock                            2.13      2,947,305         296
 Net change in notes receivable from
    stockholders                               -             -           -
 Conversion from Class B to Class A            -            1,100           1
 Stock dividend - Class A non-voting
    preferred                                                -           -
       NET LOSS                                              -           -
                                                       -----------  ----------
 Balance - JUNE 30, 1995                               38,229,448   $   3,822
                                                       ===========  ==========

                                                               Class B
                                                            Common Stock
                                                      ------------------------
                                                         Shares       Amount
                                                      ------------  ----------
 Balance - June 30, 1994                                3,194,556   $     320
 Shares issued as follows:
 Stock bonus to employees and directors
    (measured at the average quoted
    market price on the award dates)                         -           -
 Under incentive stock option plan                           -           -
 Shares issued under non-statutory plans                     -           -
 Issuance of stock in settlement of
    liabilities                                              -           -
 Issuance of stock                                           -           -
 Net change in notes receivable from
    stockholders                                             -           -
 Conversion from Class B to Class A                        (1,100)         (1)
 Stock dividend - Class A non-voting
    preferred                                                -           -
       NET LOSS                                              -           -
                                                      ------------  ----------
 Balance - JUNE 30, 1995                                3,193,456   $     319
                                                      ============  ==========

 See accompanying notes to consolidated financial statements

                           FONAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE YEAR ENDED JUNE 30, 1995
 (Continued)                                                 Class C
                                                          Common Stock
                                                     -------------------------
                                                       Shares       Amount
                                                     ----------    -----------
 Balance - June 30, 1994                                   -       $     -
 Shares issued as follows:
 Stock bonus to employees and directors
    (measured at the average quoted
    market price on the award dates)                       -             -
 Under incentive stock option plan                         -             -
 Shares issued under non-statutory plans                   -             -
 Issuance of stock in settlement of
    liabilities                                            -             -
 Issuance of stock                                         -             -
 Net change in notes receivable from
    stockholders                                           -             -
 Conversion from Class B to Class A                        -             -
 Stock dividend - Class A non-voting
    preferred                                              -             -
       NET LOSS                                            -             -
                                                     ----------    -----------
 Balance - JUNE 30, 1995                                   -       $     -
                                                     ==========    ===========

                                               Class A
                                             Non-Voting             Paid-in
                                           Preferred Stock        Capital in
                                       -----------------------     Excess of
                                         Shares       Amount       Par Value
                                       ---------    ----------    -----------
 Balance - June 30, 1994                    -       $    -        $49,817,538
 Shares issued as follows:
 Stock bonus to employees (measured
    at the average quoted market
    price on the award dates)               -            -          1,387,052
 Under incentive stock option plan          -            -          1,004,224
 Shares issued under non-statutory
    plans                                   -            -          2,490,667
 Issuance of stock in settlement of
    liabilities                             -            -          2,794,953
 Issuance of stock                          -            -          6,285,530
 Net change in notes receivable from
    stockholders                            -            -              -
 Conversion from Class B to Class A         -            -              -
 Stock dividend - Class A non-voting
    preferred                          7,624,117           762           (762)
       NET LOSS                             -            -              -
                                       ---------    ----------    -----------
 Balance - JUNE 30, 1995               7,624,117    $      762    $63,779,202
                                       =========    ==========    ===========

 See accompanying notes to consolidated financial statements

                           FONAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE YEAR ENDED JUNE 30, 1995
 (Continued)
                                                         Treasury Stock
                                                     ------------------------
                                                       Shares       Amount
                                                     ----------   -----------
 Balance - June 30, 1994                               108,864    $ (395,445)
 Shares issued as follows:
 Stock bonus to employees (measured
    at the average quoted market
    price on the award dates)                             -             -
 Under incentive stock option plan                        -             -
 Shares issued under non-statutory
    plans                                                 -             -
 Issuance of stock in settlement of
    liabilities                                           -             -
 Issuance of stock                                        -             -
   Net change in notes receivable from
   stockholders                                           -             -
 Conversion from Class B to Class A                       -             -
 Stock dividend - Class A non-voting preferred            -             -
        NET LOSS                                          -             -
                                                     ----------   -----------
 Balance - JUNE 30, 1995                               108,864    $ (395,445)
                                                     ==========   ===========

                                                    Notes
                                                   Receivable
                                                      from        Accumulated
                                                 Stockholders      Deficit
                                                 ------------   -------------
 Balance - June 30, 1994                         $  (751,561)   $(20,341,082)
 Shares issued as follows:
 Stock bonus to employees (measured
    at the average quoted market
    price on the award dates)                           -               -
 Under incentive stock option plan                  (994,469)           -
 Shares issued under non-statutory plans
   Issuance of stock in settlement of                   -               -
   liabilities                                          -               -
 Issuance of stock                                      -               -
 Net change in notes receivable from
   stockholders                                     (151,017)           -
 Conversion from Class B to Class A                     -               -
 Stock dividend - Class A non-voting
   preferred                                            -               -
        NET LOSS                                        -         (1,762,971)
                                                 ------------   -------------
  Balance - JUNE 30, 1995                        $(1,897,047)   $(22,104,053)
                                                 ============   =============

 See accompanying notes to consolidated financial statements

                           FONAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE YEAR ENDED JUNE 30, 1994

                                                               Class A
                                                             Common Stock
                                          Per Share    -----------------------
                                            Amount       Shares       Amount
                                          ---------    ----------   ----------
 Balance - June 30, 1993                    $   -      25,165,219   $   2,516
 Shares issued as follows:
 Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                           1.79       116,796          12
 Under incentive stock option plan             1.01        40,125           4
 Shares issued under non-statutory plans       1.78     4,771,291         477
 Issuance of stock in settlement of
    liabilities                                1.80     1,011,000         101
 Issuance of stock                             1.52       123,709          13
 Net change in notes receivable from
    stockholders                                -            -           -
 Conversion from Class B to Class A             -           7,633        -

       NET LOSS                                              -           -
                                                       ----------   ----------
   Balance - JUNE 30, 1994                             31,235,773   $   3,123
                                                       ==========   ==========

                                                              Class B
                                                            Common Stock
                                                      ----------------------
                                                        Shares       Amount
                                                      -----------  ----------
 Balance - June 30, 1993                               3,202,189   $      320
 Shares issued as follows:
 Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                                        -            -
 Under incentive stock option plan                          -            -
 Shares issued under non-statutory plans                    -            -
 Issuance of stock in settlement of
   liabilities                                              -            -
 Issuance of stock                                          -            -
 Net change in notes receivable from
   stockholders                                             -            -
 Conversion from Class B to Class A                       (7,633)        -
      NET LOSS                                              -            -
                                                      -----------  ----------

     Balance - JUNE 30, 1994                           3,194,556   $      320
                                                      ===========  ==========

 See accompanying notes to consolidated financial statements

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE YEAR ENDED JUNE 30, 1994
 (continued)
                                                             Class C
                                                           Common Stock
                                                     -----------------------
                                                       Shares        Amount
                                                     ----------    ---------
 Balance - June 30, 1993                                   -       $     -
 Shares issued as follows:
 Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                                       -             -
 Under incentive stock option plan                         -             -
 Shares issued under non-statutory plans                   -             -
 Issuance of stock in settlement of
   liabilities                                             -             -
 Issuance of stock                                         -             -
 Net change in notes receivable from
   stockholders                                            -             -
 Conversion from Class B to Class A                        -             -
      NET LOSS                                             -             -
                                                     ----------    ---------

     Balance - JUNE 30, 1994                               -       $     -
                                                     ==========    =========

                                               Class A
                                             Non-Voting             Paid-in
                                           Preferred Stock         Capital in
                                       -----------------------     Excess of
                                         Shares       Amount       Par Value
                                       ----------   ----------    -----------
 Balance - June 30, 1993                    -       $    -        $39,083,508
 Shares issued as follows:
 Stock bonus to employees (measured
    at the average quoted market
    price on the award dates)               -            -            209,140
 Under incentive stock option plan          -            -             40,718
 Shares issued under non-statutory
    plans                                   -            -          8,474,532
 Issuance of stock in settlement of
    liabilities                             -            -          1,821,919
 Issuance of stock                          -            -            187,721
 Net change in notes receivable from
    stockholders                            -            -               -
 Conversion from Class B to Class A         -            -               -
       NET LOSS                             -            -               -
                                       ----------   ----------    -----------
 Balance - JUNE 30, 1994                    -       $    -        $49,817,538
                                       ==========   ==========    ===========

 See accompanying notes to consolidated financial statements

                        FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE YEAR ENDED JUNE 30, 1994

                                                          Treasury Stock
                                                    --------------------------
                                                      Shares         Amount
                                                    -----------    -----------
 Balance - June 30, 1993                               108,864     $ (395,445)
 Shares issued as follows:
 Stock bonus to employees (measured
    at the average quoted market
    price on the award dates)                             -              -
 Under incentive stock option plan                        -              -
 Shares issued under non-statutory
    plans                                                 -              -
 Issuance of stock in settlement of
    liabilities                                           -              -
 Issuance of stock                                        -              -
 Net change in notes receivable from
    stockholders                                          -              -
 Conversion from Class B to Class A                       -              -
       NET LOSS                                           -              -
                                                    -----------    -----------
 Balance - JUNE 30, 1994                               108,864     $ (395,445)
                                                    ===========    ===========


                                                   Notes
                                                 Receivable
                                                   from           Accumulated
                                                Stockholders        Deficit
                                                -------------    -------------
 Balance - June 30, 1993                        $   (662,011)    $(20,006,508)
 Shares issued as follows:
 Stock bonus to employees (measured
    at the average quoted market
    price on the award dates)                           -                -
 Under incentive stock option plan                      -                -
 Shares issued under non-statutory
    plans                                               -                -
 Issuance of stock in settlement of
    liabilities                                         -                -
 Issuance of stock                                      -                -
 Net change in notes receivable from
    stockholders                                     (89,550)            -
 Conversion from Class B to Class A                     -                -
       NET LOSS                                         -            (334,574)
                                                -------------     ------------
 Balance - JUNE 30, 1995                        $   (751,561)    $(20,341,082)
                                                =============    =============

 See accompanying notes to consolidated financial statements.

                          FONAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS



                                           For the Years Ended June 30,
                                       ----------------------------------------

                                             1996          1995          1994
                                          -----------   -----------  -----------

   CASH FLOWS FROM OPERATING
     ACTIVITIES

       Net loss                           $(3,376,411)  $(1,762,971)  $(334,574)
       Adjustments to reconcile net loss
       to net cash used in
       operating activities:
           Minority interest in net loss
           of subsidiary and partnership     (167,633)     (347,327)   (140,676)
           Depreciation and amortization    2,259,183     2,426,982   2,558,189
           Writedown of assets
             held for resale                  148,062          -           -
           Provision for losses on
             accounts and notes
             receivable and accounts
             receivable from affiliates     1,226,014       116,514     395,721
           Compensatory element of stock
             issuances                        355,327     1,363,194     193,527
           Stock issued in settlement of
             current liabilities            1,257,909     2,424,587   1,822,021
           Loss (gain) on settlement of
             various legal disputes and
             other claims                      -             15,724    (104,061)
           Gain on sale of investments
             and subsidiary to related
             parties                           -             -       (1,273,629)
           Loss on disposal of fixed
             assets                            -            184,883        -
           (Increase) decrease in
              operating assets, net:
               Accounts and notes
                 receivable                   (35,424)    1,167,618    (520,699)
               Costs and estimated
                 earnings in excess of
                 billings on uncompleted
                 contracts                 (2,791,710)   (3,749,367)    124,603
               Inventories                   (916,898)      731,342     145,898
               Sales-type lease
                 receivables                   -             -         (922,338)
               Collection of principal on
                 sales-type leases            383,998        92,204     480,968
               Assets held for resale          -             10,000     (10,000)
               Prepaid expenses and other
                 current assets              (226,902)    1,163,034     160,751
               Other assets                      (233)          199      11,299
               Receivables and advances
                 to affiliates and
                 related parties           (4,993,973)   (4,642,270) (5,022,066)


           Increase (decrease) in
             operating liabilities, net:
               Accounts payable and
                 income taxes                  84,588    (1,305,728)    970,128
               Other current liabilities   (1,582,501)     (164,736) (2,263,388)
               Customer advances              640,117      (371,150)     14,368
               Billings in excess of
                 costs and estimated
                 earnings on uncompleted
                 contracts                    158,906        11,102     (51,294)
               Other liabilities              (39,998)     (102,257)        910
                                          -----------   -----------  -----------
             NET CASH USED IN OPERATING
               ACTIVITIES                  (7,617,579)   (2,738,423) (3,764,342)
                                          -----------   -----------  -----------

   See accompanying notes to consolidated financial statements.

                          FONAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           For the Years Ended June 30,
                                     ---------------------------------------
                                        1996          1995          1994
                                     -----------   -----------   -----------
   CASH FLOWS FROM INVESTING
     ACTIVITIES
       Purchases of property and
         equipment, net of capital
         lease obligations of
         $965,442, $-0- and $340,895
         for the years ended
         June 30, 1996, 1995 and
         1994, respectively          $  (186,188)  $   (80,870)  $  (998,308)
       Cost of capitalized
         software development           (505,990)     (281,052)     (373,256)
       Cost of patents and copyright    (103,579)   (1,365,273)   (1,799,126)
                                      -----------   -----------   -----------

           NET CASH USED IN
             INVESTING ACTIVITIES       (795,757)   (1,727,195)   (3,170,690)
                                      -----------   -----------   -----------

   CASH FLOWS FROM FINANCING
   ACTIVITIES
       Proceeds from borrowings, net
         of capital lease obligation        -          282,346          -
       Repayment of borrowings and
         capital lease obligations      (873,758)   (1,762,145)   (2,074,771)
       Proceeds from exercise of
         stock options                     5,859         9,797       117,602
       Repayments of notes
         receivable in connection
         with shares issued under
         stock option and bonus
         plans                         9,726,900     8,625,641     8,469,820
       Proceeds from issuance of
         partnership units to
         minority interests                 -             -          773,134
                                     -----------   -----------   -----------

           NET CASH PROVIDED BY
             FINANCING ACTIVITIES      8,859,001     7,155,639     7,285,785
                                     -----------   -----------   -----------

   INCREASE IN CASH                      445,665     2,690,021       350,753

   CASH - BEGINNING OF YEAR            3,266,728       576,707       225,954
                                     -----------   -----------   -----------

   CASH - END OF YEAR                $ 3,712,393   $ 3,266,728   $   576,707
                                     ===========   ===========   ===========

   See accompanying notes to consolidated financial statements.

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



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

               The Company operates in a high technology marketplace, in competition with other manufacturers and service providers having far greater financial resources than its own. The past success of the Company related substantially to the early development and exploitation of the MRI machine. FONAR's sales advantage over its larger and financially stronger competitors, is aided substantially by the various proprietary patents and copyrights covering such products and technologies. Since inception FONAR has vigorously litigated any suspected infringements of its patents and copyright. During the year ended June 30, 1994, FONAR settled one such action and received in the aggregate $1.1 million. On September 2, 1992, the Company filed a patent infringement suit against two of its largest competitors, General Electric and Hitachi. During April 1995, the Company reached a settlement with Hitachi. In October 1995, the court awarded FONAR a judgement of $62 million, plus interest, and issued an injunction (stayed pending appeal) prohibiting General Electric from future violations. Further, FONAR has commenced additional lawsuits against other competitors claiming infringement on various patents related to the MRI machine and upgrades. During 1996, the Company reached a settlement with Philips Electronics, N.V. (see note 15 for a more detailed discussion of these lawsuits).

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 1    -    BUSINESS, RISKS AND CONTINUED OPERATIONS (Continued)

               As discussed below, during October 1993 and March 1994, the Company developed the "Quad 12000" and the "Quad 7000", respectively. FONAR received FDA approval to market the Quad 7000 in April 1995 and in November 1995, received FDA approval to market the Quad 12000. These new products have numerous patents filed by FONAR covering various features and designs. The Company strongly believes that these new products will substantially increase its revenue.

               The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained operating losses of $8,870,186 and $6,433,391 for the years ended June 30, 1996 and 1995, respectively, and has a working capital deficiency of $2,354,776 at June 30, 1996. The working capital deficiency at June 30, 1996 includes the reclassification of long-term debt and capital lease obligations of approximately $827,000 to current maturities. Notwithstanding that the Company has continued to make regular payments on these obligations, that reclassification considers the fact that the Company was in arrears on those obligations. Further, much of the Company's accounts payable is overdue and the Company was in arrears on various taxes.

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

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 1    -    BUSINESS, RISKS AND CONTINUED OPERATIONS (Continued)

               The Company's business plan addresses its financial difficulties. The plan is based to a substantial extent, on the successful implementation of several new programs designed to position the Company for long-term growth and expansion. The plan has, as its objective, exploitation of a new line of MRI products and the enhancement and stabilization of revenue streams through the generation of additional income from its installed base of over 100 scanners.

               In   addition,  the  Company   utilizes  strict  cost-containment
               programs, while continuing to maintain an aggressive investment in research and development.

               Recently, the Company has developed new scanner products and various software enhancements, including the "Quad 12000" and the "Quad 7000" MRI scanners. These products will enhance the quality of the image at greater efficiency, while reducing the cost of scan prices.

               In April of 1995, FONAR received FDA approval to market its Quad 7000 MRI scanner in the United States, and in November 1995, the Company received FDA approval to market the Quad 12000. FONAR introduced these new MRI products at the annual meeting of the Radiological Society of North America ("RSNA") in Chicago, Illinois in November 1995. The RSNA show is noted to be the largest medical meeting in the world.

               The Company's sales and marketing activities for the Quad 7000 and Quad 12000 commenced during the fiscal year ended June 30, 1996. FONAR has outstanding, confirmed orders aggregating $6.8 million for these new products.

               Because of the Quad's non-claustrophobic patient environment, its high quality of diagnostic images, its low price, and its suitability for meeting the continuing demands for low cost medical care, the Company expects vigorous sales activities in fiscal 1997.

               As a result of these new products and other research and development, the Company is positioning itself to increase sales and improve its competitive position in the industry.

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



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

               The  Company expects  to  reduce its  working capital  deficiency during fiscal 1997. This is to be accomplished by internally generated cash from operating profit and the refinancing and/or restructuring of maturity terms of certain loans now classified as short-term obligations. The Company is currently negotiating to refinance and/or restructure these obligations. In addition, the Company plans to pursue equity financing alternatives.

               The Company believes that the above mentioned financing arrangements and increased revenue from its new products and its sizable installed base will provide the cash flows needed to achieve the sales, service and production levels necessary to support its operations. In addition, the Company is exploring other more permanent financing alternatives which may become available during fiscal 1997 as the anticipated success of the previously described programs become evident.

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

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



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

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 2    -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               market value of the leased equipment, at the inception of the lease. Such assets are amortized using the straight-line method over their economic useful lives, generally 5 to 7 years. Interest expense relating to the lease liability is recorded to effect constant rates of interest over the terms of the leases.

               Assets held for resale are restated at the lower of the carrying amount or fair value less costs to sell.

               Assets held for resale as of June 30, 1996 and 1995 represent one MRI scanner.

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

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 2    -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 2    -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

               Per Share Data
               --------------

               Net  loss  per  common  and  common  equivalent  share  has  been computed based on the weighted average number of common shares and common stock equivalents outstanding during the year. No effect has been given to options outstanding under the Company's Stock Option Plans as no material dilutive effect would result from the exercise of these items. During fiscal 1995, a stock dividend of Class A non-voting preferred stock was declared (Note
               10). Earnings per share and weighted average shares have been restated to reflect the stock dividend.

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

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 2    -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               title to  the MRI scanners that it  sells until the scanners have
               been paid in full.   The Company's customers are  concentrated in
               the industry of providing MRI scanning services.

               Various related parties (Note 3), accounted for approximately 54%, 51%, and 39% of revenues for the years ended June 30, 1996, 1995 and 1994, respectively, and 70% and 68% of total assets at June 30, 1996 and 1995, respectively.

               At June 30, 1996, the Company had cash deposits totalling $3,634,718 in excess of federally insured limits.

               Impairment of Assets
               --------------------

               The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of". This statement requires long-lived assets to be held and be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for long-lived assets and identifiable intangibles to be held and used should be based on the fair value of the asset. It also requires that those long-lived assets and identifiable intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. This standard is required to be adopted in 1996. Management estimates that the adoption of this standard will not have a material effect on the Company's financial statements.

               Fair Value of Financial Instruments
               -----------------------------------

               The financial statements include various estimated fair value information at June 30, 1996, 1995 and 1994, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 2    -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

               Cash and cash equivalents: The carrying amount approximates fair value because of the short-term maturity of those instruments.

               Receivables and payables: The carrying amounts approximates fair value because of the short maturity of those instruments.

               Investment in sales-type leases and investments, advances and notes to affiliates and related parties: The carrying amount approximates fair value because the discounted present value of the cash flow generated by the related parties approximates the carrying value of the amounts due to the Company.

               Long-term debt and loans payable: The carrying amounts of debt and loans payable approximate fair value due to the length of the maturities, the interest rates being tied to market indices and/or due to the interest rates not being significantly different from the current market rates available to the Company.

               All of the Company's financial instruments are held for purposes other than trading.

               Stock-Based Compensation
               ------------------------

               In June 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". The statement allows companies to measure compensation cost in connection with employee stock compensation plans by using a fair value based method or to continue to use an intrinsic value based method, which generally does not result in compensating cost to the Company. It is the Company's plan to continue using the intrinsic value based method.

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 2    -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                    Risk and Uncertainties
                    ----------------------

                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                    Allocation of partnership profits and losses to the general partners was based on 1% of partnership net income with potential increases to as high as 50%, depending on partnership operating results reaching certain levels as defined in the partnership agreements.

                    FONAR was entitled to receive annual consulting fees from one of the limited partnerships of $75,000, plus annual escalations (which totalled $67,710, $58,374 and $49,649 for fiscal years 1996, 1995 and 1994, respectively), and pursuant to a service and maintenance contract for the partnership's scanner unit, an annual service fee of $105,000. FONAR also has service and maintenance contracts on each unit owned by the two other partnerships and is entitled to receive service fees thereunder (which approximated $249,000, $259,000 and $263,000 for fiscal years  1996,  1995 and  1994,

                         FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996




     NOTE 3    -    INVESTMENTS, ADVANCES AND  NOTES TO  AFFILIATES AND  RELATED
                    PARTIES (Continued)

                    respectively). Income from upgrades, repairs and maintenance, supplies and other services approximated $3,800, $22,000 and $-0-for fiscal years 1996, 1995, and
                    1994 respectively. Operating results for fiscal 1996, 1995 and 1994 include $249,000, $390,000 and $493,000, respectively, of such fees.

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

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    JUNE 30, 1996



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

                    As of June 30, 1996 and 1995 the Company was due $1,423,272 and $1,900,819 respectively, from the Limited Partnerships for service contracts, upgrades, fees and expenses.

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

                           FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



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

                    Revenues and income from operations recorded by FONAR related to these joint ventures for the years ended June 30, 1996, 1995 and 1994 were as follows:

                                               1996     1995      1994
                                              ------- --------  --------

                    Revenues                  $  -    $   -     $179,302
                                              ======= ========  ========


                    Income from operations    $  -    $   -     $ 17,304
                                              ======= ========  ========



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

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 3    -    INVESTMENTS, ADVANCES AND  NOTES TO  AFFILIATES AND  RELATED
                    PARTIES (Continued)

                    During the year ended June 30, 1990, RVDC assumed from the original lessees the obligations under two separate lease agreements for MRI scanners with the Company. Each lease was originally classified by the Company and continues to qualify as a sales-type lease. Effective June 30, 1991, the lease agreements were restructured to provide for new five-year terms, commencing June 30, 1991, and the aggregate monthly payments were fixed at $73,760 eliminating the previous per scan fee. RVDC can purchase the machines at their then outstanding lease value at any time, without penalty. In addition, since service and maintenance for the scanner is not included under the new leases, RVDC has been a party to two standard service agreements since June 30, 1991. The annual price is currently $120,000 per contract and the term of the current one-year service contracts runs from June 30, 1995 to June 29, 1996.

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

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



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

                    Effective June 30, 1991, the lease agreement was restructured to provide for a new five-year term, commencing June 30, 1991, and the monthly payment was fixed at $43,217, eliminating the previous per scan fee. TMRI can purchase the machine at its then outstanding lease value at any time, without penalty. In addition, since service and maintenance for the scanner are not included under the new lease, TMRI has been a party to a standard service agreement for the scanner since June 30, 1991. The annual price is currently $120,000 and the term of the current one-year service contract runs from June 30, 1996 to June 29, 1997.

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

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



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

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 3    -    INVESTMENTS, ADVANCES AND  NOTES TO  AFFILIATES AND  RELATED
                    PARTIES (Continued)

                    During the year ended June 30, 1992, RVDC agreed to lease one of the Company's mobile scanners for a term of five years at a monthly lease payment of $36,119 commencing January 1, 1992. The lease was originally classified by the Company as a sales-type lease. Effective June 30, 1994, RVDC assigned its purchase option under the lease to Melville MRI, P.C., a New York professional corporation of which Raymond V. Damadian is the sole shareholder, Director and President ("Melville Center") and the Melville Center concurrently exercised the option and purchased the scanner from the Company for a purchase price of $1,011,431. Of the purchase price, $900,000 is to be paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner pursuant to a note bearing interest at 14% per annum and providing for 60 monthly payments of $20,700 each. The remaining $111,431 of the purchase price is to be paid concurrently with the payments to the lender pursuant to a note, with interest at 10% per annum, providing for 60 monthly payments of $2,367 each.

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

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    JUNE 30, 1996



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

                    In addition, since service and maintenance for the scanner are not included under the new leases, RVDC has been a party to an additional standard service agreement. The annual price is currently $105,000 and the term is for one year.

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

                    Pursuant to a sales agreement dated June 30, 1993, RVDC agreed to purchase an MRI scanner from the Company which RVDC is planning to utilize at a site located in Coral Gables, Florida (the "Coral Gables Center"). The sales agreement provides for a purchase price of $1,000,000 payable in installments as follows: (1) 10% down payment within 30 days of execution; (2) 10% within 30 days of delivery of the magnet and shielded room, and

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 3    -    INVESTMENTS, ADVANCES AND  NOTES TO  AFFILIATES AND  RELATED
                    PARTIES (Continued)

                    (3) 80% in 84 monthly installments of $12,468 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner. The Scanner is expected to be completed during fiscal 1997.

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

                    During the year ending June 30, 1994 the Company entered into an agreement to sell an MRI scanner to RVDC which RVDC is planning to utilize at a site in Cape Coral, Florida recognizing, on a percentage of completion basis, revenue of $950,000. The agreement provides for a purchase price of $1,000,000 payable in installments as follows: (1) $100,000 down payment within 30 days of execution, and (2) $900,000 in 84 monthly installments of $14,028 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

                    During the year ended June 30, 1994 the Company entered into an agreement to sell an MRI scanner to RVDC which RVDC is planning to utilize at a site located in Orlando, Florida recognizing on a percentage of completion basis, revenue of $950,000. The agreement provides for a purchase price of $1,000,000 payable in installments as follows: (1) $100,000 down payment

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



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

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



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

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



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

                    Pursuant to a sales agreement dated July 6, 1995, the Company entered into a contract to sell an MRI scanner to RVDC, which RVDC is planning to utilize at a site located in Panama City, Florida, recognizing on a percentage of completion basis, revenue of $531,000. The sales agreement provides for a purchase price of $590,000 payable in installments as follows: (1) $59,000 down payment within 30 days of execution and (2) $531,000 in 84 monthly installments of $8,276.28 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

                    Pursuant to a sales agreement dated August 4, 1995, the Company entered into a contract to sell an MRI scanner to RVDC, which RVDC is planning to utilize at a site located in Gainsville, Florida, recognizing on a percentage of completion basis, revenue of $405,000. The sales agreement provides for a purchase price of $450,000 payable in installments as follows: (1) $45,000 down payment within 30 days of execution and (2) $405,000 in 84 monthly installments of $6,312.42 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 3    -    INVESTMENTS, ADVANCES AND  NOTES TO  AFFILIATES AND  RELATED
                    PARTIES (Continued)

                    Pursuant to a sales agreement dated August 4, 1995, the Company entered into a contract to sell an MRI scanner to RVDC, which RVDC is planning to utilize at a site located in Newark, New Jersey, recognizing on a percentage of completion basis, revenue of $531,000. The sales agreement provides for a purchase price of $590,000 payable in installments as follows: (1) $59,000 down payment within 30 days of execution and (2) $531,000 in 84 monthly installments of $8,276.28 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

                    Pursuant to a sales agreement dated September 20, 1995, the Company entered into a contract to sell an MRI scanner to RVDC, which RVDC is planning to utilize at a site located in Patterson, New Jersey, recognizing on a percentage of completion basis, revenue of $405,000. The sales agreement provides for a purchase of $450,000 payable in installments as follows: (1) $45,000 down payment within 30 days of execution and (2) $405,000 in 84 monthly installments of $6,312.42 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

                    Pursuant to a sales agreement dated October 4, 1995, the Company entered into a contract to sell an MRI scanner to RVDC, which RVDC is planning to utilize at a site located in Atlanta, Georgia, recognizing on a percentage of completion basis, revenue of $405,000. The sales agreement provides for a purchase price of $450,000 payable in installments as follows: (1) $45,000 down payment within 30 days of execution and (2) $405,000 in 84 monthly installments of $6,312.42 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

                    Pursuant to a sales agreement dated October 4, 1995, the Company entered into a contract to sell an MRI scanner to RVDC, which RVDC is planning to utilize at a site located in Trenton, New Jersey, recognizing on a percentage of completion basis, revenue of $405,000. The sales agreement provides for a purchase price of $450,000 payable in installments as follows: (1) $45,000 down payment within 30 days of execution and (2) $405,000 in 84 monthly installments of $6,312.42 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.


                                         F-40
                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    JUNE 30, 1996



     NOTE 3    -    INVESTMENTS, ADVANCES AND  NOTES TO  AFFILIATES AND  RELATED
                    PARTIES (Continued)

                    Pursuant to a sales agreement dated October 24, 1995, the Company entered into a contract to sell an MRI scanner to RVDC, which RVDC is planning to utilize at a site located in Naples, Florida, recognizing on a percentage of completion basis, revenue of $405,000. The sales agreement provides for a purchase price of $450,000 payable in installments as follows: (1) $45,000 down payment within 30 days of execution and (2) $405,000 in 84 monthly installments of $6,312.42 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

                    Pursuant to a sales agreement dated January 19, 1996, the Company entered into a contract to sell an MRI scanner to RVDC, which RVDC is planning to utilize at a site located in Savannah, Georgia, recognizing on a percentage of completion basis, revenue of $405,000. The sales agreement provides for a purchase of $450,000 payable in installments as follows: (1) $45,000 down payment within 30 days of execution and (2) $405,000 in 84 monthly installments of $6,312.42 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

                    Pursuant to a sales agreement dated February 7, 1996, the Company entered into a contract to sell an MRI scanner to RVDC, which RVDC is planning to utilize at a site located in Buffalo, New York, recognizing on a percentage of completion basis, revenue of $405,000. The sales agreement provides for a purchase of $450,000 payable in installments as follows: (1) $45,000 down payment within 30 days of execution and (2) $405,000 in 84 monthly installments of $6,312.42 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

                    Pursuant to a sales agreement dated April 1, 1996, the Company entered into a contract to sell an MRI scanner with certain upgrades to RVDC, which RVDC has contributed to Orlando MRI Associates, Limited Partnership (the "Orlando Partnership"), a limited partnership in which RVDC is the general partner. The Orlando Partnership is utilizing the scanner at a site located in Orlando, Florida. The sales agreement provides for a purchase price of $400,000 payable in

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 3    -    INVESTMENTS, ADVANCES AND  NOTES TO  AFFILIATES AND  RELATED
                    PARTIES (Continued)

                    installments as follows: (1) $40,000 down payment within thirty (30) days of execution and (2) $360,000 in 84 monthly installments of $5,611.04 each (inclusive of interest at 8% per annum) pursuant to a promissory note executed by RVDC upon acceptance of the scanner. Commencing October 8, 1996, the Orlando Partnership will enter into a service agreement for the scanner with the Company at an annual fee of $70,000, which fee will remain in effect for five years. As at June 30, 1996, the Orlando Partnership was indebted to the Company in the amount of $21,063. Timothy Damadian, a Vice-President of the Company, is a limited partner in Orlando.

                    As of June 30, 1996 the Company had entered into various service contracts with RVDC and other related entities as described above. The service contracts aggregating $2,213,425, are for one year terms and expire at various dates.

                    During the years ended June 30, 1996, 1995 and 1994, the Company sold (at standard prices) various upgrades to RVDC aggregating $11,000, $338,000 and $126,000, respectively.

                    During the years ended June 30, 1996, 1995 and 1994, the Company received a fee and reimbursed expenses for the use of its computer system and personnel.

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

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



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

                    Enterprises was indebted to the Company as at June 30, 1996 in the amount of $204,539 pursuant to a promissory note due January 15, 1995 in the original principal amount of $324,235 with interest at the rate of 10% per annum. The original principal amount of this note represents the liability of a third party to the Company for service and other items which was assumed by Enterprises in connection with Enterprises' acquisition of an MRI scanner and assumption of said party's finance lease covering the scanner.

                    The aggregate indebtedness of Enterprises and Network to the Company as at June 30, 1996 was $419,068.

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

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996

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

                    Pursuant to an agreement dated January 2, 1996, Guardian MRI, Inc. ("Guardian") engaged the Company to deinstall, transport and reinstall an MRI scanner purchased for Pompano MRI Associates ("Pompano") from a third party. Timothy Damadian, a Vice-President of the Company, is a stockholder, director and officer of Guardian. Pompano is a joint venture partnership of which Guardian is an owner. The agreement provides for a price of $120,000 payable in 36 monthly installments of $3,760.36 each (inclusive of interest at 8% per annum) pursuant to a note executed and delivered by Guardian upon the completion of the reinstallation. The agreement also provides that the Company will provide a six-month warranty for the scanner and a service agreement thereafter at an annual price of $70,000. In addition, the agreement provides that the Company will provide updated software, Signal Plus Surface Coils, Whisper Gradients and a Four Post Canopy and Steel upgrade for the scanner.

                    The aggregate indebtedness of Specialties and Canarsie to the Company as at June 30, 1996 was $95,807 and the aggregate indebtedness of Guardian and Pompano to the Company was $124,929.

                    As of June 30, 1996, notes receivable as described above include amounts in arrears aggregating $5,201,004.

                    Income and expenses charged by the Company to RVDC, and related entities are approximately as follows:

                                              1996         1995         1994
                                           ----------   ----------   ----------
                    Revenues recognized
                     from product sales    $4,583,000   $4,866,000   $4,400,000
                    Interest income        $1,965,000   $1,851,000   $1,829,000
                    Service fees           $2,144,000   $2,174,000   $1,323,000
                    Fees and reimbursable
                     expenses              $2,110,000   $3,284,000   $2,197,000

                                         F-44
                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 4    -    COSTS  AND ESTIMATED  EARNINGS ON UNCOMPLETED  CONTRACTS AND
                    CUSTOMER ADVANCES

                    1) Information relating to uncompleted contracts as of June 30, 1996 and 1995 is as follows:

                                                            As of June 30,
                                                        -----------------------
                                                           1996         1995
                                                        ----------   ----------
                    Costs incurred on uncompleted
                         contracts                      $5,147,175   $4,373,423
                    Estimated earnings                   7,202,741    5,053,189
                                                        ----------   ----------
                                                        12,349,916    9,426,612
                    Less: Billings to date               2,723,000    2,432,500
                                                        ----------   ----------
                                                        $9,626,916   $6,994,112
                                                        ==========   ==========

                    Included in the accompanying consolidated balance sheets under the following captions:

                                                             As of June 30,
                                                        -----------------------
                                                           1996         1995
                                                        ----------   ----------
                    Costs and estimated earnings
                      in excess of billings on
                      uncompleted contracts -
                      short-term                        $  336,455   $  323,918
                    Costs and estimated earnings
                      in excess of billings on
                      uncompleted contracts -
                      long-term with related
                      parties                            9,460,469    6,681,296
                    Billings in excess of costs
                      and estimated earnings on
                      uncompleted contracts               (170,008)     (11,102)
                                                        ----------   ----------
                                                        $9,626,916   $6,994,112
                                                        ==========   ==========

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    JUNE 30, 1996



     NOTE 4    -    COSTS AND ESTIMATED  EARNINGS ON  UNCOMPLETED CONTRACTS  AND
                    CUSTOMER ADVANCES (Continued)

                    2)   Customer advances consist of the following:

                                                           As of June 30,
                                                      -----------------------
                                                         1996         1995
                                                      ----------   ----------
                    Total advances from customers     $3,656,604   $2,725,987
                    Less: Advances from customers
                          on contracts under
                          construction (includes
                          $1,393,000 and
                          $1,160,000 for 1996
                          and 1995, respectively,
                          with related parties)        2,723,000    2,432,500
                                                      ----------   ----------

                                                      $  933,604   $  293,487
                                                      ==========   ==========

     NOTE 5    -    INVENTORIES

                    Inventories  included  in   the  accompanying   consolidated
                    balance sheets consist of:

                                                               June 30,
                                                      -----------------------
                                                            1996         1995
                                                      ----------   ----------

                    Purchased   parts,  components
                      and supplies                    $3,316,190   $2,204,888
                    Work-in-process                      307,382       90,439
                                                      ----------   ----------

                                                      $3,623,572   $2,295,327
                                                      ==========   ==========

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 6    -    LEASING OPERATIONS

                    Net Investment in Sales-Type Leases with Related Parties
                    ------------------------------------------------------------

                    The Company has entered into several lease agreements for its MRI scanners which are considered sales-type leases (see
                    Note 3). Revenues for fiscal 1996, 1995 and 1994 include approximately $-0-, $-0- and $1,000,000, respectively, from these sales-type leases. The Company's net investment in sales-type leases as at June 30, 1996 and 1995 is as follows:

                                                                 June 30,
                                                       ------------------------
                                                            1996         1995
                                                        ----------   ----------
                    Total minimum lease payments
                      receivable                        $6,794,026   $7,063,068
                    Less: Allowance for possible
                      losses                               115,000      115,000
                                                        ----------   ----------
                    Net minimum lease payments
                       receivable                        6,679,026    6,948,068

                    Less: Unearned income                 (381,057)    (617,101)
                                                        ----------   ----------
                    Net investment in sales-type
                      leases                            $6,297,969   $6,330,967
                                                        ==========   ==========

                    Current portion                     $  779,096   $1,368,988
                      Non-current portion                5,518,873    4,961,979
                                                        ----------   ----------

                                                        $6,297,969   $6,330,967
                                                        ==========   ==========

                    At June 30, 1996 and 1995, net investment in sales-type leases include amounts in arrears aggregating $3,522,730 and $2,537,739, respectively.

                    a) During the year ended June 30, 1996, 117,000 shares of stock were issued to a finance company in consideration for the purchase of all receivables due under a lease of an MRI scanning machine with a related party. The value assigned to such lease approximated $351,000 as of June 30, 1996.

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 6    -    LEASING OPERATIONS (Continued)

                    b) During the year ended June 30, 1995, one purchase option was exercised by a related party for property and equipment under a sales-type lease with a remaining lease value of $962,185. In consideration for the property and equipment, the related party assumed $311,934 of the Company's debt.

                         Minimum lease payments to be received as at June 30, 1996 for each of the next five years and thereafter are as follows:

                                    Years Ended
                                      June 30,
                                    -----------
                                         1997             $2,780,340
                                         1998                694,786
                                         1999                694,786
                                         2000              1,008,630
                                         2001              1,615,484
                                         2002
                                      and thereafter            -
                                                          ----------
                                                          $6,794,026
                                                Total     ==========

     NOTE 7    -    PROPERTY AND EQUIPMENT

                    Property   and   equipment,   at  cost,   less   accumulated
                    depreciation and amortization, at June 30, 1996 and 1995, is comprised of:
                                                                June 30,
                                                       ------------------------
                                                            1996         1995
                                                        ----------   ----------
                    Offsite research scanner
                      (see Note 13)                     $1,154,217   $1,154,217
                    Research, development and
                      demonstration equipment
                      (Note 11)                          5,460,928    6,177,043
                    Machinery and equipment              3,485,573    3,386,353
                    Furniture and fixtures               2,206,848    2,142,867
                    Property under lease                 1,512,282      555,645
                                                        ----------   ----------
                                                        13,819,848   13,416,125
                    Less: Accumulated depreciation
                      and amortization                  11,319,254   10,629,723
                                                        ----------   ----------

                                                        $2,500,594   $2,786,402
                                                        ==========   ==========

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 7    -    PROPERTY AND EQUIPMENT (Continued)

                    Depreciation and amortization of property and equipment for the years ended June 30, 1996, 1995 and 1994 was $1,026,091,
                    $987,752 and $1,019,815, respectively.

                    The property under lease has a net book value of $1,195,603 and $357,200 at June 30, 1996 and 1995, respectively.

     NOTE 8    -    INTANGIBLE ASSETS

                    1)   Capitalized Software Development Costs

                    The following is a summary of software development costs capitalized and the amortization charged to operations for the three years ended June 30, 1996:

                                                For the Years Ended June 30,
                                              -------------------------------
                                              1996         1995         1994
                                           ----------   ----------   ----------

                    Amount capitalized     $  505,990   $  281,052   $  373,256
                                           ==========   ==========   ==========

                    Amortization           $1,013,615   $1,255,012   $1,318,337
                                           ==========   ==========   ==========

                    Capitalized computer software costs for the years ended June 30, 1996, 1995 and 1994 primarily relate to the costs of developing upgrades for the Company's existing scanner product lines and a new line of scanner products.

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 8    -    INTANGIBLE ASSETS (Continued)

                    2)   Other Intangible Assets

                    Other intangible assets, net of accumulated amortization, at June 30, 1996 and 1995 are comprised of:

                                                             June 30,
                                                      -----------------------
                                                         1996         1995
                                                      ----------   ----------

                    Cost of acquiring technology
                       and license                    $3,422,231   $3,422,231
                    Patents and copyrights             6,033,543    5,929,963
                                                      ----------   ----------
                                                       9,455,774    9,352,194
                    Less: Accumulated amortization    (6,251,619)   6,032,141
                                                      ----------   ----------

                                                      $3,204,155   $3,320,053
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

                    Patent and deferred legal costs related to various patent and copyright infringement actions of approximately $120,473 and $1,365,275 were capitalized during the years ended June 30, 1996 and 1995, respectively. During August 1994 one such action was settled with the Company receiving a monetary award of $1,150,000 (see Note 15). As of June 30, 1994, the net accumulated costs associated with this case, which approximated the monetary award were reclassified to prepaid expenses and other current assets.









                                         F-50
                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 8    -    INTANGIBLE ASSETS (Continued)

                    Approximately $103,000 and $1,365,000 of the legal costs capitalized during fiscal 1996 and 1995, respectively, related to the separate suits, whereby, the Company is suing General Electric and Hitachi for infringement of various patents related to the Company's MRI machines. During fiscal years 1996 and 1995, two cases against Philips and Hitachi were settled and approximately $17,000 and $332,000 of legal costs relating to these cases were written-off, respectively (see Note 15 for a more detailed discussion of these lawsuits).

                    Amortization of other intangible assets for the years ended June 30, 1996, 1995 and 1994 was $219,478, $176,276 and
                    $203,266, respectively.

     NOTE 9    -    SIGNIFICANT CUSTOMERS AND DISTRIBUTION AGREEMENTS

                    The Company's machine sale revenues for the three years ended June 30, 1996 were derived as follows:






                                                                  Percent of
                                               Customers           Foreign
                          Years Ended  ------------------------   Revenues to
                            June 30,   Domestic  Foreign  Total  Total Revenues
                          -----------  --------  -------  -----  --------------
                              1996          9        5       14      17%
                              1995          5        5       10      17%
                              1994          5        3        8       9%

                    During the years ended June 30, 1996, 1995 and 1994, revenues from related parties were 54%, 51% and 39%, respectively, of total revenues. In addition, interest income recognized from related parties totalled $1,964,828, $1,969,204 and $1,865,963, respectively, for the years ended June 30, 1996, 1995 and 1994. No one unrelated customer accounted for more than 10% of total revenues during fiscal years 1996, 1995 and 1994.

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 9    -    SIGNIFICANT    CUSTOMERS    AND   DISTRIBUTION    AGREEMENTS
                    (Continued)

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

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 10   -    CAPITAL STOCK (Continued)

                    Class B Common Stock
                    --------------------

                    Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. During the year ended June 30, 1996, 437 shares of Class B common stock were converted to common stock leaving 5,411 of such shares outstanding as of June 30, 1996.

                    Class C Common Stock
                    --------------------

                    On April 3, 1995, the shareholders ratified a proposal creating a new Class C common stock and authorized the exchange offering of three shares of Class C common stock for each share of the Company's outstanding Class B common stock. The Class C common stock has 25 votes per share, as compared to 10 votes per share for the Class B common stock and one vote per share for the common stock. The Class C common stock was offered on a three-for-one basis to the holders of the Class B common stock. Although having greater voting power, each share of Class C common stock has only one-third of the rights of a share of Class B common stock to dividends and distributions. Class C common stock is convertible into shares of common stock on a three-for-one basis. During the year ended June 30, 1996, approximately 3.2 million shares of Class B common stock were converted to Class C common stock.

                    Class A Non-Voting Preferred Stock
                    ----------------------------------

                    On April 3, 1995, the shareholders ratified a proposal consisting of the creation of a new class of Class A non-voting preferred stock with special dividend rights and the declaration of a stock dividend on the Company's common stock consisting of one share of Class A non-voting preferred stock for every five shares of common stock. The stock dividend was payable to holders of common stock on October 20, 1995. Class A non-voting preferred stock issued pursuant to such stock dividend approximates 7.8 million shares.

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 10  - CAPITAL STOCK (Continued)

                    The Class A non-voting preferred stock is entitled to a special dividend equal to three percent (3%) of the amount of any cash awards or settlements received by the Company in connection with the enforcement of five of the Company's patents in its patent lawsuit, discussed in Note 15, less the special dividend payable on the common stock with respect to one of the Company's patents. Pursuant to such dividend entitlement, the Company recorded an obligation of $217,226 during fiscal 1996.

                    The Class A non-voting preferred stock participates on an equal per share basis with the common stock in any dividends declared and ranks equally with the common stock on distribution rights, liquidation rights and other rights and preferences (other than the voting rights).

                    The above described features essentially enable the holders of the Class A non-voting preferred stock to share in the earnings potential of the Company on substantially the same basis as the common stock. Accordingly, the Company has classified the Class A non-voting preferred stock as a common stock equivalent. Earnings per share and weighted average shares outstanding have been restated to reflect the Class A non-voting preferred stock dividend.

                    As of June 30, 1996, the financial statements reflect authorized Class A non-voting preferred shares of 8,000,000 and deemed issued and outstanding shares of 7,855,627.

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 10  - CAPITAL STOCK (Continued)

                    Stock Options
                    -------------

                    The Company has granted options to purchase shares of the Company's common stock to officers and key employees as follows:

                    1)   Incentive Stock Option Plans

                    The Board of Directors adopted Incentive Stock Option Plans on March 26, 1993 and on January 17, 1986, under which 1,500,000 and 1,250,000 shares of common stock were reserved for issuance, respectively. Under the terms of the Plans, options may be granted at prices not less than the fair market value of the common stock at the date of grant. The options must be exercised within ten years from the date of grant and may be granted no later than March 25, 2003 for the 1993 Plan and January 16, 1996 for the 1986 Plan. During fiscal 1996 and 1995, 4,000 and 388,000 options were exercised at prices averaging $2.56 per share. These shares were paid by issuing notes payable to the Company aggregating $994,469. The notes are payable over 5 years and carry interest at a rate of 7% per annum. Included in the options exercised in fiscal 1996 and 1995 are options for -0- and 145,000 shares, respectively, exercised by three officers of the Company at prices ranging from $1.4375 to $3.00 per share. These officers paid for such shares by issuing notes payable to the Company aggregating $-0- and $263,125, respectively. The notes bear interest at 7% per annum and are included in the accompanying financial statements as a reduction of stockholders' equity.

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 10  - CAPITAL STOCK (Continued)

                    2)   Nonstatutory Stock Option Plans

                    On April 1, 1995, December 1, 1993, March 26, 1993 and January 17, 1986, the Board of Directors approved Nonstatutory Stock Option Plans under which 5,000,000, 5,000,000, 2,500,000 and 1,250,000 shares of common stock were reserved for issuance, respectively. Under the terms of the Plan, options expire no later than ten years from the date of grant and may be granted under each Plan no later than March 31, 2005 for the 1995 Plan, November 30, 2003 for the 1994 Plan, March 25, 2003 for the 1993 Plan and January 16, 1996 for the 1986 Plan.

                    When options are exercised, the par value per share is credited to common stock and the excess of the proceeds over the par value is credited to paid-in capital in excess of par value. Under the Nonstatutory Stock Option Plan, compensation expense is recorded on the date of grant and is measured by the amount per share that the fair market value of the underlying shares on the date of grant exceeds the grant price. No compensation expense was recognized for the years ended June 30, 1996 and 1995 because the grant price approximated the fair market value at the grant date. Included in the options exercised in fiscal 1996 and 1995 are options for 1,400,000 and 1,050,000 shares, respectively, exercised by one company owned by an officer of the Company at prices ranging from $2.25 to $3.65 per share. This company paid for such shares by issuing notes payable to the Company aggregating $3,806,110 in 1996 and $1,529,600 in 1995. The balances due under such notes at June 30, 1996 and 1995, respectively, were $251,112 and $417,491. These notes bear interest at 10% per annum and are included in the accompanying financial statements as a reduction of stockholders' equity.

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 10   -    CAPITAL STOCK (Continued)

                    3)   Shares Under Option

                    The following is a summary of activity and information relating to shares (rounded to whole shares) subject to option under the Incentives Stock Option Plans and the Nonstatutory Stock Option Plans for the two years ended June 30, 1996:

                                                                June 30,
                                                      -------------------------
                                                           1996         1995
                                                        ----------   ----------
                    Beginning of Year:
                      1984 Plan ($5.00/share)               25,354       25,354
                      1986 Plan ($.375-
                        $4.25/share)                        97,875      141,250
                      1993 Plan                               -            -
                      Nonstatutory Plans
                        ($5.00/share) under
                        1986 Plan                          100,131      100,131
                                                        ----------   ----------
                                                           223,360      266,735
                                                        ----------   ----------

                    Options Granted:
                      1984 Plan                               -            -
                      1986 Plan ($1.34/share)               50,000         -
                      1993 Plan ($1.4375-
                        $3.00/share)                         4,000      388,000
                      Nonstatutory Plans
                        ($1.00-$3.50/share)              3,100,000    1,752,695
                                                        ----------   ----------
                                                         3,154,000    2,140,695
                                                        ----------   ----------

                    Options Exercised:
                        1984 Plan                             -            -
                        1986 Plan ($.375-
                          $1.34/share)                     (78,125)     (25,375)
                        1993 Plan ($1.4375-
                          $3.00/share)                      (4,000)    (388,000)
                        Nonstatutory Plans
                          ($1.00-$3.50/share)           (3,100,000)  (1,752,695)
                                                        ----------   ----------
                                                        (3,182,125)  (2,166,070)
                                                        ----------   ----------




                                         F-57
                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 10   -    CAPITAL STOCK (Continued)

                    3)   Shares Under Option (Continued)

                                                                June 30,
                                                      -------------------------
                                                           1996         1995
                                                        ----------   ----------

                    Options Cancelled/Expired:
                      1984 Plan                               -            -
                      1986 Plan ($.375-
                        $2.375/share)                         -         (18,000)
                      1993 Plan                               -            -
                      Nonstatutory Plans                      -            -
                                                        ----------   ----------
                                                              -         (18,000)
                                                        ----------   ----------

                    Balance - End of Year:
                      1984 Plan ($5.00/share)               25,354       25,354
                      1986 Plan $.375-
                        $4.25/share)                        69,750       97,875
                      1993 Plan                               -            -
                      Nonstatutory Plans
                        ($5.00/share)                      100,131      100,131
                                                        ----------   ----------

                                                           195,235      223,360
                                                        ==========   ==========

                    Total Value at Option Price         $  843,003   $  853,550
                                                        ==========   ==========

                    Options Exercisable:
                      End of Year:
                      1984 Plan ($5.00/share)               25,354       25,354
                      1986 Plan ($.375-
                        $4.25/share)                        55,750       58,000
                      1993 Plan                               -            -
                      Nonstatutory Plans
                       ($5.00/share)                       100,131      100,131
                                                        ----------   ----------

                                                           181,235      183,485
                                                        ==========   ==========

                    Total Value at Option Price         $  836,940   $  822,284
                                                        ==========   ==========

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 10   -    CAPITAL STOCK (Continued)

                    3)   Shares Under Option (Continued)

                                                                June 30,
                                                      -------------------------
                                                           1996         1995
                                                        ----------   ----------
                    Shares Available for Future
                      Grant:
                        1984 Plan                             -            -
                        1986 Plan                             -         157,302
                        1993 Plan                        1,108,000    1,112,000
                        Nonstatutory Plans               1,900,000    5,000,000
                                                        ----------   ----------

                                                         3,008,000    6,269,302
                                                        ==========   ==========

                    4)   Stock Bonus Plans

                    On April 1, 1995, December 1, 1993, March 26, 1993 and January 17, 1986, the Board of Directors adopted Stock Bonus Plans. Under the terms of the Plans, 5,000,000, 5,000,000, 2,500,000 and 1,250,000 shares, respectively, of common stock were reserved for issuance and stock bonuses may be awarded no later than March 31, 2005 for the 1995 Plan, November 30, 2003 for the 1994 Plan, March 25, 2003 for the 1993 Plan and January 16, 1996 for the 1986 Plan. An amendment to the 1986 Plan was approved by the Board of Directors on August 26, 1986, whereby an additional 1,250,000 shares were reserved for issuance. During fiscal 1996, 1995 and 1994, 1,463,741, 4,826,505 and 1,251,505
                    shares,  respectively, were  issued  under  the stock  bonus
                    plans,   of  which  161,341,  480,650  and  116,796  shares,
                    respectively, were charged to operations as compensation expense, 802,400, 1,398,550 and 1,011,000 shares, respectively, were issued in settlement of liabilities and 500,000, 1,947,305 and 123,709 shares, respectively, were issued in exchange for notes. The balance due under these notes was paid in full.

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 11 - FINANCING ACTIVITIES

               The following represents the Company's major financing activities during fiscal 1996 and 1995, and data related to outstanding indebtedness and encumbrances at June 30, 1996 and 1995:

               Notes Payable:
               -------------
                                                                June 30,
                                                      -------------------------
                                                           1996         1995
                                                        ----------   ----------

               Short-term bank credit and
                 loans, with  interest  at
                 10.8%, secured by certain
                 assets of the Company.                 $  100,000   $  100,000
                                                        ==========   ==========

               Long-term Debt:
               --------------

                                                                June 30,
                                                      -------------------------
                                                           1996         1995
                                                        ----------   ----------

               Term note  converted on November 20,
                1992 from demand notes payable with
                interest at a prime rate,  plus 2%,
                collateralized by certain  research
                equipment   in   the   accompanying
                financial  statements.    Repayment
                terms  were  modified  on March  1,
                1993 requiring  monthly payments of
                $20,000 for 36 months and a balloon
                payment of $350,000  at the end  of
                the  term.    On  March  21,  1996,
                repayment terms were modified again
                requiring   monthly   payments   of
                $20,000    until   the    loan   is
                satisfied.   The loan  is  required

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 11 - FINANCING ACTIVITIES (Continued)

               Long-term Debt: (Continued)
               --------------

                                                              June 30,
                                                      -------------------------
                                                       1996             1995
                                                    ----------       ----------

                to be paid  in full  if the Company
                collects  monies awarded  under the
                G.E. judgement.                     $  249,779       $  490,000

               Note  payable dated February  1991 -
                $3,114,379,  with  various  payment
                amounts  ranging  from  $33,500  to
                $105,000  through October  1, 1993,
                including   interest   at   8.725%.
                Repayment  terms  were modified  on
                November 18, 1992 requiring monthly
                payment   amounts    ranging   from
                $57,750    to    $124,750   through
                December 1993 including interest at
                16.29%.         This    represented
                consolidation  of  four  previously
                existing notes.  Effective December
                1993,  $902,121 of  this obligation
                was assumed by  related parties  in
                connection  with  the  exercise  of
                purchase options under  two of  the
                sales-type     lease    agreements.
                Repayment terms for the  balance of
                the  obligations   were    modified
                through two  notes in   the amounts
                of  $208,468 and $258,064 requiring
                monthly  payments   of  $9,810  and
                $16,699,    respectively,   through
                November 1995 including interest at
                11.97%.  Such notes are  secured by
                a  scanning  machine  which is  the
                subject of  a    sales-type   lease

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 11 - FINANCING ACTIVITIES (Continued)

               Long-term Debt: (Continued)
               --------------
                                                                June 30,
                                                       ------------------------
                                                         1996           1995
                                                      ----------     ----------

                agreement (Note 6)  and a  scanning
                machine included in assets held for
                resale (Note 2).                      $     -        $   10,000

               Note payable dated December  1988 -
                $1,648,000, due  $30,884 per month,
                including   interest    at   11.1%,
                through  November 1993,  secured by
                equipment,    which     has    been
                classified as assets held for lease
                (Note  7).    Repayment terms  were
                modified   during    October   1991
                requiring   payments  of   $34,481,
                which  include  interest at  16.3%,
                payable   through   October   1996.
                During March 1995, $224,657  of the
                obligation was assumed by a related
                party  in   consideration  for  the
                reduction  of   a  note  receivable
                (Note 3).                                701,201        774,293

               Note payable  dated  January 1989  -
                $1,200,000 and $1,265,000 requiring
                monthly  payments  of  $29,000  and
                $30,800,   respectively,  including
                interest   at   18.0%  and   19.4%,
                respectively.  Repayment terms were
                modified  in August  1993 requiring
                monthly payments of $20,000  for 47
                months  and  a  balloon payment  of
                $104,752  at the  end of  the term.
                This  represents  the consolidation
                of two previously existing notes.

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 11 - FINANCING ACTIVITIES (Continued)

               Long-term Debt: (Continued)
               --------------
                                                                June 30,
                                                       ------------------------
                                                          1996           1995
                                                      ----------     ----------

                Such  note  is secured  by scanning
                machines which are  the subject  of
                sales-type  lease  agreements (Note
                6).                                   $  332,367     $  501,564

               Note   payable  dated  June  1990  -
                $765,063, payable  interest only at
                12%,  through  July  1991 when  the
                entire balance is  due.   Repayment
                terms were modified during November
                1992 requiring  62 monthly payments
                of  $16,601 with the balance due on
                December   12,   1997.     Payments
                include  interest at a  rate of 12%
                and   is    secured   by   scanning
                equipment.                               465,664        578,470

               Note  payable   dated  March 1989  -
                $750,000,  due  $18,045 per  month,
                commencing  July   1989,  including
                interest  at  15.5%,  through  June
                1994.    Such  note is  secured  by
                service agreements of the end users
                of the equipment.   Repayment terms
                were  restructured during  November
                1993   requiring  monthly   payment
                amounts  ranging  from  $14,566  to
                $41,059    through   March    1995,
                including interest at 14%.                    -          55,974

               Capital lease dated  March 5, 1993 -
                $340,895,  due  $11,162 per  month,
                commencing  April  1993,  including
                interest at 11% for 36 months. Such

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 11 - FINANCING ACTIVITIES (Continued)

               Long-term Debt: (Continued)
               --------------
                                                               June 30,
                                                       ------------------------
                                                          1996           1995
                                                      ----------     ----------

                lease    is    collateralized    by
                equipment,    which     has    been
                classified as  property under lease
                in   the   accompanying   financial
                statements.   Repayment  terms were
                modified in May  1995 requiring  36
                monthly payments of $5,117.           $  105,425     $  148,386

               Capital  lease   dated  October  13,
                1995  -  $513,692, due  $11,173 per
                month,  commencing   October  1995,
                including  interest  of 11%  for 60
                months.         Such    lease    is
                collateralized by  equipment, which
                has  been  classified  as  property
                under  lease  in  the  accompanying
                financial statements.                    460,461          -

               Capital lease  dated  June 4, 1996 -
                $412,550,  due  $8,972  per  month,
                commencing  July  1996,   including
                interest  of  11%  for  60  months.
                Such  lease  is  collateralized  by
                equipment,    which    has     been
                classified as  property under lease
                in   the   accompanying   financial
                statements.                              402,225          -

               Other (including capital leases for
                property and equipment)                1,154,968      1,221,719
                                                      ----------     ----------
                                                       3,872,090      3,780,406
               Less:  Current maturities               2,909,071      3,251,863
                                                      ----------     ----------

                                                      $  963,019     $  528,543
                                                      ==========     ==========

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 11 - FINANCING ACTIVITIES (Continued)

               The maturities of long-term debt over the next five years and thereafter are as follows:

                            Years Ended
                             June 30,
                            -----------
                                1997       $2,909,071
                                1998          412,696
                                1999          201,665
                                2000          225,665
                                2001          122,993
                                           ----------
                                           $3,872,090
                                           ==========

     NOTE 12 - INCOME TAXES

               The provisions for income taxes for the years ended June 30, 1996, 1995 and 1994 consist of the following:

                                                  For the Year Ended June 30,
                                               --------------------------------

                                                  1996        1995       1994
                       Federal:                ---------   ---------   --------
                           Current             $   -       $ 22,867    $(10,000)
                           Deferred                -           -           -
                                               --------    --------    --------
                                                   -         22,867     (10,000)
                                               --------    --------    --------

                       State:
                           Current                19,965    122,691      57,905
                           Deferred                 -          -           -
                                                --------   --------    --------
                                                  19,965    122,691      57,905
                                                --------   --------    --------

                       Total Provision for
                         Income Taxes           $ 19,965   $145,558    $ 47,905
                                                ========   ========    ========

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 12 - INCOME TAXES (Continued)

               The components of deferred tax assets and liabilities at June 30, 1996 and 1995 are as follows:


                                                     1996         1995
                                               ----------   ----------
               Deferred Tax Assets:
               Nondeductible accruals          $   87,445   $  105,085
               Additional costs
                capitalized for
                inventory-tax                      69,622      108,521
               Allowance for doubtful
                accounts                          876,466      787,470
               Net operating loss
                carryforwards                   6,868,902    7,011,093
               Tax credit carryforwards         2,280,720    1,642,000
                                               ----------   ----------
                 Total Gross Deferred
                   Tax Assets                  10,183,155    9,654,169

                Less:  Valuation allowance     (8,830,257)  (8,321,364)
                                               ----------   ----------

                   Net Deferred Tax Assets      1,352,898    1,332,805
                                               ----------   ----------
               Deferred Tax Liabilities:
               Accelerated tax
                  depreciation                   (460,398)    (436,258)
               Amortization of capitalized
                  software and patents           (892,500)    (896,547)
                                               ----------   ----------

                   Total Gross Deferred
                     Tax Liabilities           (1,352,898)  (1,332,805)
                                               ----------   ----------

                   Net                         $     -      $     -
                                               ==========   ==========

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 12 - INCOME TAXES (Continued)

               The net change in the valuation allowance for deferred tax assets was a increase of $508,893.

               At June 30, 1996, the Company has net operating loss carryforwards of approximately $ 20,202,652 that will be available to offset future taxable income, if any. Additionally, at June 30, 1996, the Company has investment and research and development ("R&D") tax credit carryforwards of approximately $ 1,545,000 available to offset future taxes payable, if any.

               These carryforwards expire in the following approximate amounts:

                                   Tax Carryforward
                           ------------------------------
                 Year of       Net Operating   Investment and
               Expiration          Loss        R&D Tax Credit
               ----------      -------------   --------------

                  1997          $      -        $    33,000
                  1998                 -             12,000
                  1999              783,000          16,000
                  2000            7,978,000          48,000
                  2003               23,000            -
                  2004           11,418,000            -
                  2006                 -          1,436,000
                                -----------     -----------

                                $20,202,000     $ 1,545,000
                                ===========     ===========

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 12 - INCOME TAXES (Continued)

               A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective rate is as follows:


                                            1996          1995          1994
                                         -----------   ----------    ----------
               Computed tax at the
                statutory  rate         $(1,147,980)  $ (549,920)   $  (97,467)
               State and local
                income taxes, net of
                federal income tax
                benefit                       19,965      122,691        57,905
               Unutilized net operating    1,147,980      549,920        97,467
                loss
               Other                            -            -          (10,000)
               Alternative minimum tax          -          22,867          -
                                         -----------   ----------    ----------
                   Income Tax
                     Expense             $    19,965   $  145,558    $   47,905
                                         ===========   ==========    ==========

          NOTE 13 - OFFSITE RESEARCH SCANNER

                    In connection with an agreement dated July 1983, the Company agreed to lend a prominent U.S. medical school an MRI scanner for research purposes, for a period of two years commencing in June 1984, at no charge. Upon expiration of the agreement, the unit was to have been purchased by the user or returned to the Company. During the fiscal year ended June 30, 1991, the Company and the school mutually decided to cancel the agreement, without purchase of the scanner by the school, and the scanner was returned to the Company. Costs of $1,154,217 have been incurred by the Company for equipment and site preparation and are included in property and equipment under the caption "Offsite Research Scanner" in the accompanying consolidated balance sheets (net of accumulated depreciation). As of June 30, 1996, this asset has been fully depreciated.

                            FONAR CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       JUNE 30, 1996



          NOTE 14 - OTHER CURRENT LIABILITIES

                    Included in other current liabilities are the following:

                                                 1996         1995
                                              ----------   -----------

                    Unearned revenue on
                      service contracts       $1,538,802   $2,263,918
                    Accrued payroll taxes        679,400    1,079,040
                    Accrued interest             270,484      310,144
                    Accrued royalties            377,307      387,307
                    Warranty and costs           170,474      149,363
                    Accrued salaries and
                      commissions                283,722      259,176
                    Litigation judgement       1,255,872    1,169,375
                    Excise and sales taxes     1,461,255    1,492,609
                    Other                      1,846,136    2,137,795
                                              ----------   ----------

                                              $7,883,452   $9,248,727
                                              ==========   ==========


                    As of June 30, 1996, the Company was in arrears on its federal and state payroll taxes aggregating $192,000 and $340,661, respectively. The Company reached a settlement agreement with the Internal Revenue Service permitting the Company to retire the balance in monthly installments of $100,000. The Company has repaid all federal taxes. The remaining balance represents penalties and interest. In February 1994, the Company reached a settlement agreement with the New York State Department of Taxation and Finance permitting the Company to retire the balance in monthly installments.

     NOTE 15   -    COMMITMENTS AND CONTINGENCIES

                    Leases
                    ------

                    The Company rents its operating facilities under long-term lease agreements expiring at various dates through July 1997. These leases contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 15   -    COMMITMENTS AND CONTINGENCIES (Continued)

                    Future minimum payments for the noncancellable facilities and capital leases (principally milling machines) are as follows:

                    Year Ended
                     June 30,                  Facilities    Capital
                    ----------                 ----------  -----------

                       1997                    $  716,965  $  525,449
                       1998                        59,963     355,712
                       1999                          -        253,584
                       2000                          -        253,584
                       2001                          -        128,174
                                               ----------  ----------

                    Total minimum obligations  $  776,928   1,516,503
                                               ==========


                    Less: Amount representing
                            interest                          282,367
                                                           ----------

                    Present value of net
                      minimum lease
                      obligations                          $1,234,136
                                                           ==========

                    Rent expense for operating leases totalled approximately $681,000 $618,000 and $628,000 for the three years ended June 30, 1996, 1995 and 1994, respectively. Rent expense for the years ended June 30, 1996, 1995 and 1994 is as follows:

                                              1996         1995        1994
                                           ----------   ----------  ----------

                    Minimum rent           $  609,000   $  559,000  $  573,000
                    Contingent rent            72,000       59,000      55,000
                                           ----------   ----------  ----------

                           Total           $  681,000   $  618,000  $  628,000
                                           ===========  ==========  ==========

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 15   -    COMMITMENTS AND CONTINGENCIES (Continued)

                    Litigation
                    ----------

                    On September 2, 1992, the Company filed an action against General Electric Company ("General Electric"), Hitachi Ltd. ("Hitachi") and other defendants for patent infringement in the United States District Court for the Eastern District of New York seeking injunctive relief and damages. The defendants contested the Company's claims, and Hitachi counterclaimed, alleging infringement by the Company of two of its patents. In April 1995, prior to the commencement of trial, FONAR and Hitachi settled. On May 26, 1995, the jury rendered a verdict against General Electric awarding FONAR $110,575,000 for infringement of two of its patents. Subsequent to the verdict, General Electric made motions to the court to enter judgement as a matter of law in its favor and against FONAR with respect to both patents notwithstanding the jury's verdict. FONAR made a motion to the court for an injunction restraining General Electric from using the multi-angle oblique imaging technology covered by one of its patents. On October 6, 1995, the court awarded FONAR $62 million in damages against General Electric for direct infringement on one of its patents and granted an injunction against General Electric prohibiting future violations of the patent. The injunction was stayed pending appeal, however, subject to the posting of a bond. With respect to the other patent, the judge agreed with the jury's finding that the patent was valid, but disagreed with the jury's finding of infringement and determined that General Electric's MRI scanners did not infringe the patent. General Electric has appealed the portion of the judgement upholding the jury's award to damages to FONAR for direct infringement and the issuance of the injunction. FONAR has appealed the portion of the judgement overturning the jury's findings. Oral arguments have been scheduled for October 1996.

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 15   -    COMMITMENTS AND CONTINGENCIES (Continued)

                    Litigation (Continued)
                    ----------

                    On June 16, 1995, the Company filed an action against Siemens Medical Systems, Inc. ("Siemens"), Philips Electronics North America Corporation, Philips Electronics, N.V. and other defendants for patent infringement in the United States District Court for the Eastern District of New York. FONAR is seeking injunctive relief and damages. In its suit, FONAR has alleged that four of its patents were infringed. Previously, in May 1995, Siemens had filed a complaint against FONAR in the United States District Court for the District of Delaware seeking a declaratory judgement that the four patents were invalid and unenforceable, as well as an adjudication that Siemens was not infringing on the four patents. On June 14, 1995, Siemens amended the complaint to add Siemens AG as a plaintiff, to add Raymond
                    V. Damadian, M.D. MR  Scanning Centers Management Company as
                    a  defendant and  to include a  claim against  FONAR    for
                    infringement of one of Siemens' MRI patents.

                    Thereafter, on June 30, 1995, Philips Electronics North America Corporation and Philips Electronics, N.V. filed a complaint against FONAR in the United States District Court for the District of Delaware seeking a declaratory judgement that FONAR's U.S. Patents Nos. 3,789,832 and 4,871,966 are invalid, unenforceable and not infringed. Motions have been made by the Siemens affiliates and Philips affiliates to transfer the action commenced by FONAR in District Court for the Eastern District of New York to the Delaware District Court and FONAR has moved to transfer the actions commenced against it in the Delaware District Court to the Eastern District of New York. Subsequently, the action was transferred to U.S. District Court for the District of Delaware. The respective parties are expected to vigorously contest the claims against them. Separately, U.S. Philips Corporation, an affiliate of Philips Electronics North America Corporation and Philips Electronics, N.V., commenced an action in the United States Court for the District of Delaware alleging infringement by FONAR of two of its patents. In April 1996, the Company entered into an agreement with Philips Electronics N.V.,

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 15   -    COMMITMENTS AND CONTINGENCIES (Continued)

                    Litigation (Continued)
                    ----------

                    Philips Electronics North America Corp., Philips Medical Systems North American and U.S. Philips Corp. settling the lawsuits and claims between them.

                    On March 4, 1996, the Company filed an action against Toshiba Corporation, Toshiba America Medical Systems, Inc., Toshiba American MRI, Inc. and others alleging infringement of four of its MRI patents.

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

                    On March 4, 1987, Philip B. Kivitz, M.D. and Rad-Sonic Diagnostic Medical Clinics, Inc., filed a complaint against AMD, FONAR, Raymond V. Damadian and others in the San Francisco County Superior Court (Case Action No. 870407). In his complaint, Dr. Kivitz had claimed $10,000,000 in compensatory damages and $10,000,000 in punitive damages. In January 1993, the case went to trial and the jury returned a verdict of $880,000 against AMD and $120,000 against FONAR. On June 17, 1993, the Court granted FONAR's and AMD's motion for judgement notwithstanding the verdict, thereby vacating the entire award against both FONAR and AMD, and determining that Dr. Kivitz is entitled to no recovery whatsoever. The case was appealed by the plaintiff and on February 27, 1995, the Appellate Court affirmed the lower court's judgement notwithstanding the verdict as to FONAR, but reversed the judgement as to AMD. Subsequently, AMD filed a petition for review with the California Supreme Court and was denied on May 17, 1995. As of June 30, 1996, the verdict of $880,000, plus interest, was provided for.

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 15   -    COMMITMENTS AND CONTINGENCIES (Continued)

                    Litigation (Continued)
                    ----------

                    On April 3, 1990, Summit, Rovins and Feldesman commenced an action in the Supreme Court of the State of New York, County of New York against the Company. The complaint alleges unpaid fees for legal services and disbursements to the amount of $664,371. The Company has answered the complaint, asserting various defenses and a counter claim of $100,000 for a refund of fees. The plaintiff made a motion for summary judgement which was granted as to the liability but denied as to the amount of damages. The Company has appealed this motion and in March 1995, the Appellate Court reversed the granting of summary judgement against FONAR. The case is ready for trial.

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

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 15   -    COMMITMENTS AND CONTINGENCIES (Continued)

                    Litigation (Continued)
                    ----------

                    Subsequently, the Company made a motion requesting judgement as a matter of law dismissing the plaintiff's claims or in the alternative a new trial or reduction of damages. The Company's motion was denied and judgement was entered against the Company in August 1995. The District Court's decision was upheld by the Court of Appeals on appeal.

                    During February 1994, a FONAR subsidiary, ("Medical SNI" formerly "Vonar Limited") issued shares to Long Investment, Ltd., an Israeli company, in consideration for $700,000. Long Investment, Ltd. claims the investment was made assuming Medical SNI would complete a private offering. The private offering was subsequently cancelled. Long Investment, Ltd. appealed to the District Court to appoint an arbitrator to decide if the Company should refund the investment. The case went to arbitration during the year and the parties are awaiting a decision. Based on its legal counselor's opinion, management is of the opinion that the claim will be dismissed.

                    On June 28, 1995, Horace Rubenstein commenced an action in the Delaware Court of Chancery against the four directors of the Company and FONAR, as nominal defendant, challenging the recapitalization plan approved by the stockholders at the annual meeting on April 3, 1995 (see Note 10). The complaint alleges that the directors failed to act in the best interests of the Company and its common stockholders in adopting the plan, which permits Dr. Raymond V. Damadian, the founder, President and principal stockholder of the Company, and other holders of FONAR's Class B common stock, to exchange their shares of Class B common stock for shares of a new Class C common stock having greater voting power. The action was brought as a class action on behalf of the holders of the common stock and derivatively, for the benefit of the Company, and seeks an unspecified amount of damages and an order setting aside the recapitalization.

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 15   -    COMMITMENTS AND CONTINGENCIES (Continued)

                    Litigation (Continued)
                    ----------

                    The defendants and the Company strongly believe that the recapitalization, approved by the stockholders in tandem with a proposal to distribute shares of a new class of preferred stock to the holders of the common stock, is both fair and in the best interests of the Company and its stockholders. The defendant answered the complaint and the parties are currently engaged in settlement negotiation.

                    The Company also is involved in a number of smaller litigations which aggregate approximately $1,416,000. The Company has interposed answers in all cases, except where an answer is not yet due. The Company has established provisions for most of the liabilities represented by these smaller claims, and where provisions have not been established, management believes it will prevail on the merits and intends to vigorously contest the claims. Based on its past experience dealing with such claims, the Company anticipates it will be able to settle most of these smaller litigations with provisions to pay over periods of time which are manageable for the Company.

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

                    License Agreement and Self-Insurance
                    ------------------------------------

                    The Company entered into a license agreement during 1990 with an entity whereby the Company must pay a royalty of 1.35% on the Company's future sales of certain NMR imaging apparatus through January 31, 1995 in the United States and April 17, 1996 in Canada. Royalty expense charged to operations for the years ended June 30, 1996, 1995 and 1994 approximated $15,000, $147,000 and $12,500, respectively.







                                         F-76
                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 15   -    COMMITMENTS AND CONTINGENCIES (Continued)

                    The Company is self-insured with respect to substantially all insurable business risks except for insurance on certain equipment pledged as collateral for long-term debt. During the fiscal years ended June 30, 1996, 1995 and 1994, no material claims arose.

     NOTE 16   -    OTHER  INCOME (EXPENSE)  AND SUPPLEMENTARY  PROFIT AND  LOSS
                    DATA

                    Other income (expense) consists of:

                                            For the Years Ended June 30,
                                     -----------------------------------------
                                          1996           1995          1994
                                       ----------     ----------    ----------

                    Interest income    $   89,330     $   89,905    $  158,539
                    Other income
                      (expense)           158,704        561,346      (122,117)
                    Gain on settlement
                     of various legal
                     disputes and
                     other claims       3,759,542      2,970,356       104,061
                                       ----------    -----------   -----------
                                       $4,007,576     $3,621,607    $  140,483
                                       ==========     ==========    ==========

                     Maintenance and repair expenses totalled approximately $68,000, $67,000 and $133,000 for the years ended June 30,
                     1996, 1995 and 1994, respectively. Royalty expenses approximated $15,000, $147,000 and $12,500 for the years ended June 30, 1996, 1995 and 1994, respectively. Amortization of intangible assets was approximately $1,233,000, $1,431,000 and $1,372,000 for the years ended
                     June 30, 1996, 1995 and 1994, respectively.

                             FONAR CORPORATION AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       JUNE 30, 1996



           NOTE 16 - OTHER INCOME (EXPENSE) AND SUPPLEMENTARY PROFIT AND LOSS DATA (Continued)

                     Results of operations for the fourth quarter of fiscal years 1996, 1995 and 1994 include the following charges or (credits) which are related primarily to prior quarters:

                                                1996        1995        1994
                                             ----------   ----------  ---------

                     Interest income -
                      related parties        $ (451,920)  $ (428,758) $(851,891)
                     Re-evaluation of
                      allowance for
                      doubtful accounts         761,314         -       221,791
                     Additional accruals           -            -       228,950
                     Re-evaluation of
                      inventories                  -         816,637       -
                     Capitalization of patent
                      and copyright costs          -            -      (408,940)
                     Capitalization of
                      software development
                      costs (Note 2)               -          76,511       -
                     Capitalization of
                      prototype scanners           -            -      (636,943)
                     Gain on sale of
                      investments to
                      related parties              -            -       549,824
                                              ----------  ----------  ---------

                                             $  309,394  $   464,390 $ (897,209)
                                             ==========  =========== ==========



     NOTE 17   -    SUPPLEMENTAL CASH FLOW INFORMATION

                    During the years ended June 30, 1996, 1995 and 1994, the Company paid $668,956, $1,378,432 and $1,185,453 for interest, respectively. During the years ended June 30, 1996, 1995 and 1994, the Company paid $68,552, $12,867 and
                    $31,573 for income taxes, respectively.

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 17   -    SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

                    Non-Cash Transactions
                    ---------------------


                    During the year ended June 30, 1996:

                    a) Property and equipment with a book value of $411,347 was reclassified to inventory.

                    b) Receivables under a lease agreement for an MRI scanner were acquired in exchange for common stock valued at $351,000.

                    c) Advances for future legal fees of $475,000 were paid by the issuance of common stock.

                    d) Common stock issued and options exercised in exchange for notes receivable from stockholders totaled $9,590,134.

                    e) An obligation of $217,226 was accrued pursuant to special dividend rights of Class A non-voting preferred stock.

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

                          FONAR CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1996



     NOTE 17   -    SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                           None.







                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
          OF THE REGISTRANT

        Directors serve from the date of their election until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of the Board of Directors.

        The officers and directors of the Company are set forth below:

         Raymond V. Damadian, M.D.    60   President, Chairman of
                                           the Board and a
                                           Director

         Luciano B. Bonanni           41   Executive Vice
                                           President

         Timothy R. Damadian          32   Vice President of
                                           Operations

         David B. Terry               49   Secretary and Treasurer

         Claudette J.V. Chan          59   Director

         Robert J. Janoff             69   Director

         Herbert Maisel               52   Director

        Raymond V. Damadian, M.D. has been the Chairman of the Board and President of FONAR since its inception. Dr. Damadian was employed by the State University of New York, Downstate Medical Center, New York, as an Associate Professor of Biophysics from 1967 until September 1979. Dr. Damadian received an M.D. degree in 1960 from Albert Einstein College of Medicine, New York, and a B.S. degree in mathematics from the University of Wisconsin in 1956. In addition, Dr. Damadian conducted post-graduate work at Harvard University, where he studied extensively in the fields of physics, mathematics and electronics. Dr. Damadian is the author of numerous articles and books ON the nuclear magnetic resonance effect in human tissue, which is the theoretical basis for the FONAR MRI scanners. Dr. Damadian is a 1988 recipient of the National Medal of Technology and in 1989 was inducted into the National Inventors Hall of Fame, for his contributions in conceiving and developing the application of magnetic resonance technology to medical applications including whole body scanning and diagnostic imaging.

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

        David B. Terry is the Secretary and Treasurer of the Company. Mr. Terry has been serving as Secretary and Treasurer since May 1990, and previously served as Secretary from July 1978 through June 1987 and as Treasurer from August 1981 through June 1987. From July 1978 through June 1987, he was also a Director of the Company. Between July 1987 and January 1990, Mr. Terry was a co-owner and actively engaged in the business of Carman-Terry Realty, a real estate broker age firm. In January 1990, Mr. Terry resumed his employment with the Company. Mr. Terry is the brother-in-law of Raymond V. Damadian and uncle of Timothy R. Damadian.

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

        Robert J. Janoff has been a Director of FONAR since February, 1989. Mr. Janoff has been a self-employed New York State licensed private investigator for more than thirty-five years and has been a Senior Adjustor in Empire Insurance Group for more than 15 years. Mr. Janoff also served, from June 1985 to June 1991, as President of Action Data Management Strategies, Ltd., a supplier of computer pro grams for use by insurance companies. Mr. Janoff is a member of the Board of Directors of Harmony Heights of Oyster Bay, New York, which is a nonprofit residential school for girls with learning disabilities.

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

        There is set forth in the following Summary Compensation
Table the compensation provided by the Company during fiscal 1996 to its Chief Executive Officer and executive officer whose salary and bonus were equal to at least $100,000, and there is set forth in the following Option Grant Table and Option Exercise Table the stock options granted and exercised by those individuals during fiscal 1996.


I.  SUMMARY COMPENSATION TABLE


                                                         |                                    |
                                                         |       Long Term Compensation       |
                                                         --------------------------------------
                   Annual Compensation                   |        Awards         |  Payouts   |
-----------------------------------------------------------------------------------------------
                                                         |                       |            |
  (a)           (b)        (c)      (d)         (e)      |   (f)         (g)     |    (h)     |    (i)
  Name                                         Other     |                       |            |
  and                                          Annual    | Restricted            |            |  All Other
Principal                                      Compen-   |   Stock      Options  |    LTIP    |   Compen-
Position                 Salary    Bonus       sation    |  Award(s)     SARs    |   Payouts  |   sation
   2           Year       ($)       ($)         ($)      |    ($)        (#)     |    ($)     |    ($)
---------------------------------------------------------------------------------------------------------------
                                                         |                       |            |
Raymond V.     1996    $86,799.95    -            -      |   -         -         |     -      |      -
Damadian,      1995    $86,679.94    -            -      |   -         -         |     -      |      -
President &    1994    $86,799.94    -            -      |   -         -         |     -      |      -
CEO                                                      |                       |            |
                                                         |                       |            |
Luciano B.     1996    $99,999.64    $36,643.84   -      |   -         -         |     -      |      -
Bonanni,       1995    $99,999.59    $39,259.89   -      |   -         35,000    |     -      |      -
Executive      1994    $99,999.64    $11,827.75   -      |   -         -         |     -      |      -
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
 Name           (#)          Year           ($/Sh)         Date         5% ($)       10% ($)        Value $
_________    _________     _________      _________      _________      _________    _________     _________
Raymond V.
Damadian,       0             -              -             -              -            -               -
President &
CEO

Luciano B.
Bonanni,        0             -              -             -              -            -               -
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

                                                       Exercisable/      Exercisable/
                                                       Unexercisable     Unexercisable

-----------------------------------------------------------------------------------------------------
Raymond V.        0               -                    0                    -
Damadian,
President
and CEO


Luciano B.        12,500          $0                   0                    -
Bonanni,
Executive
Vice President

EMPLOYEE COMPENSATION PLANS

        The Company's 1986 Nonstatutory Stock Option Plan, adopted on January 17, 1986, permitted the issuance of stock options covering an aggregate of 1,250,000 shares of Common Stock. The 1986 Nonstatutory Stock Option plan terminated on January 16, 1996.

        The Company's 1986 Incentive Stock Option Plan, adopted on January 17, 1986, permitted the issuance of stock options covering an aggregate of 1,250,000 shares of Common Stock. The Plan was intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1986 Incentive Stock Option Plan terminated on January 16, 1996.

        The Company's 1993 Incentive Stock Option Plan, adopted on March 26, 1993, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1993 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 1,500,000 shares of Common Stock. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferrable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The 1993 Stock Option Plan will terminate on March 25, 2003. As of June 30, 1996, options to purchase 1,108,000 shares of Common Stock were available for future grant under the plan.

        The 1994 Stock Bonus Plan, adopted on December 1, 1993, permitted the Company to issue an aggregate of 5,000,000 shares of Common Stock as a bonus or compensation. As of June 30, 1996, no shares of Common Stock were available for future grant.

        The Company's 1995 Nonstatutory Stock Option Plan, adopted on April 1, 1995, permits the issuance of stock options covering a aggregate of 5,000,000 shares of Common Stock. The options may be issued at such price and upon such terms and conditions as are determined by the Company. The 1995 Nonstatutory Stock Option Plan will terminate on March 31, 2005. As of June 30, 1996, options to purchase 1,900,000 shares of Common Stock were available for future grant.

        The Company's 1995 Stock Bonus Plan, adopted on April 1,
1995, permits the Company to issue an aggregate of 5,000,000 shares of Common Stock as a bonus or compensation. The Company selects the persons to whom bonus stock will be issued, the number of shares awarded and such other terms and conditions as it deems advisable.
The 1995 Stock Bonus Plan will terminate on March 31, 2005. As of June 30, 1996, 3,823,004 shares of Common Stock were available for future grant.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth the number and percentage of shares of the Company's securities held by each director, by each person known by the Company to own in excess of five percent of the Company's voting securities and by all officers and directors as a group as of September 3, 1996.

Name and Address of             Shares              Percent
Beneficial Owner (1)      Beneficially Owned        of Class

Raymond V. Damadian, M.D.
c/o FONAR Corporation
Melville, New York
 Director, President
 CEO, 5% + Stockholder
    Common Stock              2,381,638                5.45%
    Class C Stock             9,561,174               99.98%
    Class A Preferred           477,328                6.08%

Claudette Chan
 Director
    Common Stock                  4,000                *
    Class A Preferred               800                *

Robert J. Janoff
 Director
    Common Stock (2)             25,000                *
    Class A Preferred             2,000                *

Herbert Maisel
 Director
    Common Stock (3)                100                *
    Class A Preferred                20                *

Luciano Bonanni
  Executive Vice President
    Common Stock                  166,911              *
    Class A Preferred              32,132              *

All Officers and Directors
as a Group (7 persons)
    (2)(3) (4)
    Common Stock              2,629,983              6.02%
    Class C Stock             9,561,174              99.98%
    Class A Preferred           524,747               6.68%
___________________________
*   Less than one percent

1. Address provided for each beneficial owner owning more than five percent of the voting securities of the Company.

2. Includes presently exercisable options to purchase 15,000 shares of the Company's Common Stock.

3. Includes 50 shares of the Company's Common Stock and 10 shares of the Company's Class A Non-voting Preferred Stock which are held in the name of Mr. Maisel as trustee for his minor daughter and 50 shares of the Company's Common Stock and 10 shares of the Company's Class A Non-voting Preferred Stock which are held by Mr. Maisel's wife.

4. Includes 96 shares of the Company's Common Stock and 19 shares of the Company's Class A Non-voting Preferred Stock held by an officer jointly with his wife and 188 shares of the Company's Common Stock and 38 shares of the Company's Class A Non-voting Preferred Stock held in trust by an officer for his children.


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

        Since May, 1990, Raymond V. Damadian M.D., MR Scanning
Centers Management Company, a Delaware corporation of which Raymond V. Damadian is the sole shareholder, director and President ("RVDC"), has been party to a service agreement with the Company for the servicing of the scanner at the Macon Center. The term of the current one-year service agreement runs from April, 1996 to April, 1997 and the current annual price is $123,760. The current annual price was also in effect during the prior year from April, 1995 to April, 1996.

        By agreement dated June 27, 1990, Tallahassee Magnetic Resonance Imaging, P.A., a Florida corporation of which Raymond V. Damadian is the sole shareholder, director and President ("TMRI"), agreed to support the Company's financial obligations to one of its secured lenders by agreeing to be the lessee of one of its mobile scanners for a period of five years, subject to the superior rights of the Company's secured lender. Effective June 30, 1991, the lease arrangements were restructured to provide for a five year term, commencing June 30, 1991, and the monthly payment was fixed at $43,217, eliminating the previous per scan fee (with a minimum monthly payment of $43,200). In addition, since service and maintenance for the scanner is not included under the new lease, TMRI has been party to a standard service agreement with the Company for the scanner since
June 30, 1991. The annual price is currently $120,000, and the term of the current one-year service agreement runs from June 30, 1996 to June 29, 1997. The current annual price was also in effect during the prior year from June 30, 1995 to June 29, 1996.

        In addition, in fiscal years 1990 and 1992, RVDC leased four MRI scanners previously leased by the Company to unrelated parties, where the original lessees had defaulted or were unwilling to continue to perform. RVDC thereby preserved the leases for the Company and prevented the Company from defaulting with the lender. The following is a description of these transactions.

        By agreement dated April 1, 1990, RVDC agreed to assume the financial and other obligations of the original lessee under a lease for a mobile scanner dated June 29, 1988, on the same terms and conditions as the original lessee. Effective June 30, 1991, the lease arrangements were restructured to provide for a five year term, commencing June 30, 1991. RVDC in turn provided the use of the scanner to Albany Magnetic Imaging Center, P.C., a Georgia professional corporation of which Raymond V. Damadian is the sole stockholder, director and President ("Albany Center"). Effective December 1, 1993, RVDC assigned its purchase option under the lease to the Albany
Center, and the Albany Center concurrently exercised the option and purchased the scanner from the Company for a purchase price of $1,128,844. Of the purchase price, $574,077 was paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner. Such indebtedness to the lender was retired pursuant to a new equipment finance lease between the lender and the Albany Center, guaranteed by the Company, providing for 18 monthly payments of $35,000 each. Following payment of the lease, the remaining $554,767 of the purchase price due to the Company is required to be paid pursuant to a promissory note, with interest at
10% per annum, over an 18 month term (17 payments of $35,000 each and
one final payment of $2,454.08).   Effective December 1, 1993, the
Albany Center also assumed RVDC's service agreement for the scanner for the balance of the contract year. The term of the current one-year service contract runs from June 30, 1996 to June 29, 1997 at the annual price of $120,522, compared to $122,256 for the prior year.

        Pursuant to an agreement dated March 7, 1990, RVDC agreed to assume the financial and other obligations of the original lessee under a lease for a mobile scanner dated December 13, 1988, on the same terms and conditions as the original lessee. Effective June 30, 1991, the lease arrangements were restructured to provide for a five year term commencing June 30, 1991, and the monthly payment was fixed at $42,387. In addition, RVDC has been party to a service agreement with the Company for the scanner since June 30, 1991. The annual price for the current one-year period, from June 30, 1996 to June 29, 1997, is $105,000, the same as in the prior year. RVDC in turn has provided the use of the scanner to Central Island MRI, P.C., a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President ("Staten Island Center").

        By agreement dated March 7, 1990, RVDC agreed to assume the financial and other obligations of the original lessee under a lease for a mobile scanner dated August 16, 1988, on the same terms and conditions as the original lessee. Effective June 30, 1991, the lease arrangements were restructured to provide for a five year term, commencing June 30, 1991. RVDC in turn provided the use of the scanner to Deerfield Magnetic Resonance Imaging P.A., a Florida professional association, of which Raymond V. Damadian is the sole shareholder, director and President ("Deerfield Center"). In July 1994, the lease between FONAR and RVDC was terminated, and the Deerfield Center concurrently purchased the scanner from the Company by assuming the Company's indebtedness to the lender secured by the scanner in the amount of $508,180.07, was paid pursuant to a note, guaranteed by the Company, with interest at 10% per annum over a period of 18 months. In connection with assuming the debt to the lender, the Deerfield Center assumed the remaining outstanding lease obligation of RVDC to the Company respecting the scanner in the amount of $454,005.11. This amount is to be paid pursuant to a promissory note, bearing interest at the rate of 10% per annum, in 17 monthly installments (16 installments of $30,000 each and one installment of $7,274.79) commencing January 1, 1996. The Deerfield Center is also party to a service agreement with the Company for the period from June 30, 1996 to June 29, 1997 at a price of $120,000, the same price as was in effect during the two prior years.

        During fiscal 1992, RVDC agreed to assume the financial and other obligations of the original lessee under a lease for a mobile scanner dated June 30, 1989. The terms were restructured to provide for a monthly payment of $24,421.44 commencing April 1, 1992 and to extend the term of the lease seven years from that date. RVDC in turn provided the use of the scanner to Daytona Beach Magnetic Resonance Imaging, P.A., a Florida professional association of which Raymond V. Damadian is the sole shareholder, director and President ("Daytona
Beach Center"). Effective December 1, 1993, RVDC assigned its purchase option under the lease to the Daytona Beach Center, and the Daytona Beach Center exercised the option and purchased the scanner from the Company for a purchase price of $1,416,717. Of the purchase price, $328,044 was paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner. Such indebtedness to the lender was retired pursuant to a new equipment finance lease between the lender and the Daytona Beach Center, guaranteed by the Company, providing for 18 monthly payments of $20,000 each. The remaining $1,088,673 of the purchase price due to the Company is required to be paid pursuant to a promissory note, with interest at 10% per annum, over a 45 month term commencing July 1, 1994 as follows: eleven installments of $15,000 each, thirty-three installments of $35,000 each and one installment of $19,097.26. The Daytona Beach Center currently is party to a service agreement with the Company for the scanner at an annual price of $105,105.60, the same price as was in effect during the prior two years. The term of the current one-year service agreement runs from May 6, 1996 to May 5, 1997.

        RVDC supported the Company's business by leasing two and agreeing to purchase four MRI scanners from the Company in fiscal 1992.

        By agreement dated September 30, 1991, RVDC agreed to lease one of the Company's mobile scanners for a term of five years. RVDC in turn provided the use of the scanner to Melville MRI, P.C., a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President ("Melville Center"). Effective June 30, 1994, RVDC assigned its purchase option under the lease to the Melville Center, and the Melville Center concurrently exercised the option and purchased the scanner from the Company for a purchase price of $1,011,431.12. Of the purchase price, $900,000 is to be paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner pursuant to a note bearing interest at 14% per annum and providing for 60 monthly payments of $20,700 each. The remaining $111,431.12 of the purchase price is to be paid concurrently with the payments to the lender pursuant to a note, with interest at 10% per annum, providing for 60 monthly payment of $2,367.58 each. In addition the Melville Center is party to a service contract with the Company for the scanner, the annual fee for which has been $125,000 since December 15, 1993. The term of the current one-year service agreement runs from December 15, 1995 to December 14, 1996.

        Pursuant to an agreement dated December 31, 1991, RVDC agreed to lease one of the Company's scanners for a monthly lease payment of $18,081.92 for a period of seven years commencing April 1, 1992. RVDC in turn provided the use of the scanner to Damadian MRI at Astoria, P.C. (the "Astoria Center"), a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President. Effective November 13, 1993, the lease between the Company and RVDC was terminated, and the scanner was leased directly by the Company to the Astoria Center pursuant to a new lease providing for 84 monthly payments of $16,978.43 each commencing February 1, 1994. In addition, the Astoria Center is party to a service agreement with the Company for the scanner, the fee for which is $105,000 for the period from October 27, 1996 to October 26, 1997, the same price as was in effect during the prior year.

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

        Effective November 13, 1993, the sales agreement for the scanner to be utilized in Islandia, New York was terminated, and the Company instead leased the scanner to Damadian MRI at Islandia, P.C. (the "Islandia Center"), a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President. The lease provides for monthly payments of $15,586.21 for a term of 84 months commencing February 1, 1994. In addition, the Islandia Center is party to a service agreement with the Company for the scanner, the fee for which is $105,000 for the period from December 6, 1995 to December 5, 1996, the same as in the prior year.

        The scanner purchased by RVDC for Bayside (Queens County),
New York, is being provided to Bayside MRI, P.C. (the "Bayside Center"), a New York professional corporation of which Raymond V. Damadian is the sole stockholder, director and President, and the scanner purchased by RVDC for Elmhurst (Queens County), New York, is being provided to Elmhurst MRI, P.C. (the "Elmhurst Center"), a New York professional corporation of which Raymond V. Damadian is the sole stockholder, director and President. RVDC is party to a service agreement with the Company for the scanner being provided to the Bayside Center for the period January 11, 1996 to January 10, 1997 at a price of $105,000 and the Elmhurst Center is party to a service agreement with the Company for the Scanner being provided to the Elmhurst Center for the period December 14, 1995 to December 13, 1996 at a price of $105,000. The current annual prices were also in effect during the prior year.

        The scanner purchased by RVDC for Forest Hills (Queens
County) is being provided to Damadian MRI at Forest Hills, P.C. (the "Forest Hills Center"), a New York professional corporation of which Raymond V. Damadian is the sole stockholder, director and President. Commencing on October 11, 1996, upon the expiration of the warranty for the scanner, RVDC will enter into a one-year service agreement for the scanner at a price of $105,000.

        In fiscal 1993, RVDC and its affiliates supported the Company and its objectives by leasing one MRI scanner, purchasing one MRI scanner and purchasing the Company's interest in three MRI scanning centers.

        Pursuant to an agreement dated December 31, 1992, RVDC agreed to lease from the Company a mobile scanner, which is in turn being leased to a third party in Bethesda, Maryland. The term of the lease is for 84 months, and the monthly lease payment of $15,586.21 (commencing January 1, 1993) is based on a principal amount of $1,000,000 amortized over 84 months with an interest rate of 8% per annum. The lease includes an option to RVDC to purchase the scanner. RVDC is party to a service agreement with the Company for the scanner, the annual rate for which was $120,000 for the period from June 22, 1995 to June 21, 1996 and is $120,000 for the period from June 22, 1996 to June 21, 1997.

        Pursuant to an agreement dated March 31, 1993, RVDC agreed to purchase the Company's general partnership interest (approximately 92% of the partnership) in a partnership owning and operating an MRI scanning center in Bensonhurst (Brooklyn), New York ("the "Bensonhurst Center"). The purchase price of $923,000 is payable in 84 equal monthly installments of $14,386.07 each commencing May 1, 1993, which amount includes principal and interest at the rate of 8% per annum amortized over the term. The partnership is also party to a service agreement with the Company. The current annual rate is $105,000 for the one year service contract from May 18, 1996 to May 17, 1997. The current annual price was also in effect during the prior year from May 18, 1995 to May 17, 1996.

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

        Pursuant to an agreement dated April 6, 1993, First Coast Magnetic Resonance Imaging, P.A., ("First Coast") a professional association of which Dr. Damadian is the stockholder, director and President, purchased the Company's partnership/joint venture interests in two MRI scanning centers in Florida (one in Jacksonville and one in Fort Meyers) for a purchase price of $3,200,000. The agreement provided for payment of the purchase price as follows: $200,000 no later than June 30, 1993 and the balance in (a) 36 equal monthly installments of principal and interest (8% per annum) in the amount of $46,758.64 each and (b) one final 37th installment of principal in the amount of $1,915,323.60. The centers are parties to service agreements with the Company with prices as follows: Jacksonville: $105,416 for each of the periods from February 15, 1994 to February 14, 1995, May 18, 1995 to May 17, 1996 and May 18, 1996 to May 17, 1997; Fort Myers $100,000
for the period from August 10, 1994 to August 9, 1995 and $65,000 for each of the periods from July 19, 1995 to July 18, 1996 and July 19, 1996 to July 18, 1997.

        In fiscal 1994, RVDC and its affiliates supported the Company and its objectives by agreeing to purchase five MRI scanners and the interests of a subsidiary of the Company in four limited partnerships.

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

        Pursuant to an agreement dated September 30, 1993, Advanced Medical Diagnostics Corporation ("AMD"), a subsidiary of FONAR, sold its interests in a partnership operating an MRI scanning center in Southfield Michigan to RVDC for $600,000. The purchase price is pay able with interest at 10% per annum, over a period of 48 months commencing October 1, 1993 as follows: $2,000 per month for the first year, $8,333.33 per month for the second year, $16,666.67 per month for the third year and $20,909.91 for the fourth and fifth years. The partnership is party to a service agreement for the scanner at a cur rent annual fee of $144,000, for the period January 29, 1996 to January 28, 1997. For the two prior years, the fee also was $144,000.

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

        Pursuant to an agreement dated September 30, 1993, AMD sold to Dade County MRI, P.A. (the "Dade County Center") its interests in a partnership which had formerly operated an MRI scanning center in Miami, Florida. The purchase price of $100,000 is payable, with interest at 10% per annum, in sixty (60) equal consecutive monthly installments of principal and interest (including interest accrued from September 30, 1993), commencing 90 days after the scanner is placed in service. The Dade County Center is a Florida professional association of which Raymond V. Damadian is the sole stockholder, director and President.

        Pursuant to an agreement dated December 31, 1993, AMD sold its interests in a partnership operating an MRI scanning center in San Francisco to RVDC. The purchase price of $265,000 is payable, with interest at 10% per annum, at the rate of $9,405.88 per month over a period of 36 months commencing January 1, 1995. The partnership was party to a service agreement with the Company for the scanner at an annual fee of $110,384 from March 20, 1994 to March 19, 1996. The partnership is presently inactive.

        Pursuant to an agreement dated December 31, 1993, AMD sold its interest in a joint venture operating an MRI scanning center in Philadelphia, Pennsylvania to Liberty MRI, P.C. (the "Liberty Center"). The purchase price of $400,000 is payable, with interest at 10% per annum, at a rate of $9,348.70 per month over a period of 60 months commencing January 1, 1995. The Liberty Center is a Pennsylvania professional corporation of which Raymond V. Damadian is the sole stockholder, director and President. The Liberty Center was party to a service agreement with the Company for the scanner at an annual fee of $102,700 from November 2, 1993 to November 1, 1995. The current service agreement runs from November 2, 1995 to November 1, 1996 at an annual fee of $108,426.

        West Palm Beach MRI, P.A. (the "West Palm Beach Center"), a Florida professional association of which Raymond V. Damadian is the sole stockholder, director and President, has been party to a service agreement with the Company for its scanner at an annual fee of $105,000 since March 1, 1994.

        In fiscal 1995, RVDC supported the Company and its objectives by agreeing to purchase seven MRI scanners.

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

        Damadian MRI in Largo, P.A. (the "Largo I Center"), a Florida professional association of which Raymond V. Damadian is the sole stockholder, director and President, was party to a service agreement with the Company for its scanner at an annual fee of $120,000 for the period from October 15, 1994 to October 14, 1995. For the period from October 15, 1995 through May 23, 1996, the charge for service was $66,500. The Largo I Center closed on May 23, 1996.

        In fiscal 1996, RVDC supported the Company and its objectives by agreeing to purchase nine MRI scanners.

        Pursuant to a sales agreement dated July 6, 1995, RVDC agreed to purchase an MRI scanner from the Company which RVDC is planning to utilize at a site located in Panama City, Florida (the "Panama City Center"). The sales agreement provides for a purchase price of $590,000 payable in installments as follows: (1) $59,000 down payment within 30 days of execution and (2) $531,000 in 84 monthly installments of $8,276.28 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

        Pursuant to a sales agreement dated August 4, 1995, RVDC agreed to purchase an MRI scanner from the Company which RVDC is planning to utilize at a site located in Gainesville, Florida (the "Gainesville Center"). The sales agreement provides for a purchase price of $450,000 payable in installments as follows: (1) $45,000 down payment within 30 days of execution and (2) $405,000 in 84 monthly installments of $6,312.42 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

        Pursuant to a sales agreement dated August 4, 1995, RVDC agreed to purchase an MRI scanner from the Company which RVDC is planning to utilize at a site located in Newark, New Jersey (the "Newark Center"). The sales agreement provides for a purchase price of $590,000 payable in installments as follows: (1) $59,000 down payment within 30 days of execution and (2) $531,000 in 84 monthly installments of $8,276.28 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

        Pursuant to a sales agreement dated September 20, 1995, RVDC agreed to purchase an MRI scanner from the Company which RVDC is planning to utilize at a site located in Patterson, New Jersey (the "Patterson Center"). The sales agreement provides for a purchase price of $450,000 payable in installments as follows: (1) $45,000 down payment within 30 days of execution and (2) $405,000 in 84 monthly installments of $6,312.42 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

        Pursuant to a sales agreement dated October 4, 1995, RVDC agreed to purchase an MRI scanner from the Company which RVDC is planning to utilize at a site located in Atlanta, Georgia (the "Atlanta Center"). The sales agreement provides for a purchase price of $450,000 payable in installments as follows: (1) $45,000 down payment within 30 days of execution and (2) $405,000 in 84 monthly installments of $6,312.42 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

        Pursuant to a sales agreement dated October 4, 1995, RVDC agreed to purchase an MRI scanner from the Company which RVDC is planning to utilize at a site located in Trenton, New Jersey (the "Trenton Center"). The sales agreement provides for a purchase price of $450,000 payable in installments as follows: (1) $45,000 down payment within 30 days of execution and (2) $405,000 in 84 monthly installments of $6,312.42 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

        Pursuant to a sales agreement dated October 24, 1995, RVDC agreed to purchase an MRI scanner from the Company which RVDC is planning to utilize at a site located in Naples, Florida (the "Naples Center"). The sales agreement provides for a purchase price of $450,000 payable in installments as follows: (1) $45,000 down payment within 30 days of execution and (2) $405,000 in 84 monthly installments of $6,312.42 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

        Pursuant to a sales agreement dated January 19, 1996, RVDC agreed to purchase an MRI scanner from the Company which RVDC is planning to utilize at a site located in Savannah, Georgia (the "Savannah Center"). The sales agreement provides for a purchase price of $450,000 payable in installments as follows: (1) $45,000 down payment within 30 days of execution and (2) $405,000 in 84 monthly installments of $6,312.42 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

        Pursuant to a sales agreement dated February 7, 1996, RVDC agreed to purchase an MRI scanner from the Company which RVDC is planning to utilize at a site located in Buffalo, New York (the "Buffalo Center"). The sales agreement provides for a purchase price of $450,000 payable in installments as follows: (1) $45,000 down payment within 30 days of execution and (2) $405,000 in 84 monthly installments of $6,312.42 each (inclusive of interest at 8% per annum) pursuant to a promissory note to be executed by RVDC upon acceptance of the scanner.

        Pursuant to a sales agreement dated April 1, 1996, RVDC agreed to purchase an MRI scanner with certain upgrades from the Company which RVDC has contributed to Orlando MRI Associates, Limited Partnership (the "Orlando Partnership"), a limited partnership in which RVDC is the general partner. The Orlando Partnership is utilizing the scanner at a site located in Orlando, Florida. The sales agreement provides for a purchase price of $400,000 payable in installments as follows: (1) $40,000 down payment within thirty (30) days of execution and (2) $360,000 in 84 monthly installments of $5,611.04 each (inclusive of interest at 8% per annum) pursuant to a promissory note executed by RVDC upon acceptance of the scanner. Commencing October 8, 1996, the Orlando Partnership will enter into a service agreement for the scanner with the Company at an annual fee of $70,000, which fee will remain in effect for five years. As at June 30, 1996, the Orlando Partnership was indebted to the Company in the amount of $21,063. Timothy Damadian, a Vice President of the Company, is a limited partner in Orlando.

        For the year ended June 30, 1996 total receipts by the Company from RVDC and its affiliates were $4,287,067, as compared to receipts of $4,013,100 in fiscal 1995 and receipts of $4,913,968 in fiscal 1994.

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

        Enterprises was indebted to the Company as at June 30, 1996, in the amount of $204,539 pursuant to a promissory note in the original principal amount of $324,235 with interest at the rate of 10% per annum. The original principal amount of this note represents the liability of a third party to the Company for service and other items which was assumed by Enterprises in connection with Enterprises' acquisition of an MRI scanner and assumption of said party's finance lease covering the scanner.

        The aggregate indebtedness of Enterprises and Network to the Company as at June 30, 1996 was $419,068.

        Pursuant to an agreement dated August 3, 1993 MRI Special ties, Inc. ("Specialties") engaged the Company to deinstall, transport and reinstall an MRI scanner purchased from a third party. Timothy Damadian, a Vice President of the Company, is the stockholder, director and President of Specialities. The agreement provides for a price of $120,000 payable in 36 monthly installments of $3,760.36 each (inclusive of interest at 8% per annum) pursuant to a note executed and delivered by Specialties upon the completion of the reinstallation. The agreement also provides that the Company will provide a Four Post Canopy and Steel upgrade, Signal Plus Surface Coils and Whisper Gradients for the MRI scanner. The scanner is owned by Canarsie MRI Associates ("Canarsie"), a joint venture partnership of which Specialties is an owner, and Canarsie is party to a service agreement for the scanner with the Company at an annual fee of $70,000 for the period September 1, 1994 through August 31, 1995 and $73,500 for the period September 1, 1995 through August 31, 1996. The annual fee for the following two annual periods will not exceed $77,000 and $80,500, respectively.

        Pursuant to an agreement dated January 2, 1996, Guardian MRI, Inc. ("Guardian") engaged the Company to deinstall, transport and reinstall an MRI scanner purchased for Pompano MRI Associates ("Pompano") from a third party. Timothy Damadian, a Vice President of the Company, is a stockholder, director and officer of Guardian. Pompano is a joint venture partnership of which Guardian is an owner. The agreement provides for a price of $120,000 payable in 36 monthly installments of $3,760.36 each (inclusive of interest at 8% per annum) pursuant to a note executed and delivered by Guardian upon the completion of the reinstallation. The agreement also provides that the Company will provide a six month warranty for the scanner and a service agreement thereafter at an annual price of $70,000. In addition, the agreement provides that the Company will provide updated software, Signal Plus Surface Coils, Whisper Gradients and a Four Post Canopy and Steel upgrade for the scanner.

        As at June 30, 1996, the aggregate indebtedness of Specialties and Canarsie to the Company was $95,807 and the aggregate indebtedness of Guardian and Pompano to the Company was $124,929.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a)  FINANCIAL STATEMENTS AND SCHEDULES

         The following consolidated financial statements are included in Part II, Item 8.

         Report of Independent Certified Public Accountants.

         Consolidated Balance Sheets as at June 30, 1996 and 1995.

         Consolidated Statements of Operations for the Three
     Years Ended June 30, 1996, 1995 and 1994.

         Consolidated Statements of Stockholders' Equity for the Three Years Ended June 30, 1996, 1995 and 1994.

         Consolidated Statements of Cash Flows for the Three
     Years Ended June 30, 1996, 1995 and 1994.

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


d)  FINANCIAL STATEMENT SCHEDULES
    [See pages S-1 through S-3]

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULES


          To the Board of Directors
          FONAR Corporation and Subsidiaries


          In connection with our audit of the consolidated financial statements of FONAR Corporation and Subsidiaries as at June 30, 1996 and 1995, and for the years in the three-year period ended June 30, 1996, we have also audited the supplemental schedules listed in the accompanying index to consolidated financial statements and schedules. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. These schedules are presented for purposes of complying with the Securities and
          Exchange Commission's rules and regulations under the Securities Exchange Act of 1934 and are not otherwise a required part of the basic consolidated financial statements. The supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                       /s/ Tabb, Conigliaro & McGann, P.C.
                                       TABB, CONIGLIARO & McGANN, P.C.


          New York, New York
          October 7, 1996

                                        S-1


                    FONAR CORPORATION AND SUBSIDIARIES
    SCHEDULE II - ACCOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS
                 FOR THE THREE  YEARS ENDED JUNE 30, 1996

                                                                            Deductions                         Balance
                                                                  -------------------------------         At End of Period
                                  Balance At                                        Amounts       -------------------------------
                                  Beginning                         Amounts         Written                             Non-
          Name of Debtor          of Period        Additions       Collected          Off          Current             Current
          --------------        --------------  --------------   --------------  --------------   --------------   --------------
For the Year Ended June 30, 1994:
    Diagnostic Imaging Corp.      $ 154,644      $5,271,621  (b)   $5,175,878      $   -           $ 250,387           $    -
    MRI Enterprises, Inc.            21,639       3,287,750  (c)    3,180,172          -             129,217                -
    L. Bonanni                      120,468           -                18,768          -             101,700  (a)           -
For the Year Ended June 30, 1995:
    Diagnostic Imaging Corp.      $ 250,387       $  389,050 (d)   $  639,437      $   -           $    -              $    -
    MRI Enterprises, Inc.           129,217        4,026,488 (e)    3,738,214          -             417,491                -
    L. Bonanni                      101,700          107,344           25,969          -             183,075  (a)           -
For the Year Ended June 30, 1996:
    MRI Enterprises, Inc.         $ 417,491       $4,362,360       $4,528,739      $   -           $ 251,112           $    -
    L. Bonanni                      183,075            4,687           46,969          -             140,793                -


(a) Remaining balances on note receivable (with interest at 10%) for exercise of options to purchase shares of common stock.  These notes are included in the accompanying consolidated balance sheets under the caption "Notes receivable from stockholders".

(b) Note receivable, with interest at 10% (which was paid in full in the first quarter of fiscal 1995) for exercise of options and purchase of 2,975,000 shares of common stock by a company in which an officer of the Company was a director.  The note is included in the accompanying consolidated balance sheets under the caption "Notes receivable from stockholders".

(c) Note receivable, with interest at 10% (which was paid in full in the first quarter of fiscal 1995) for exercise of options and purchase of 1,850,000 shares of common stock by a company owned by an officer of the Company.  The note is included in the accompanying  consolidated balance sheets under the caption "Notes receivable from stockholders".

(d) Note receivable with interest at 10% (which was paid in full during fiscal 1995) for exercise of options and purchase of 250,000 shares of common stock by a company in which an officer of the Company was a director.  The note is included in the accompanying consolidated balance sheets under the caption "Notes receivable from stockholders".

(e) Note receivable with interest at 10% (which was paid in full in the first quarter of fiscal 1996) for exercise of options and purchase of 1,050,000 shares of common stock by a company owned by an officer of the Company.  The note is included in the accompanying consolidated balance sheets under the caption "Notes receivable from stockholders".

                                        S-2

                       FONAR CORPORATION AND SUBSIDIARIES
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                    FOR THE THREE YEARS ENDED JUNE 30, 1996

                                                                   Balance At                           Other      Balance At
                                                                   Beginning    Additions                Add         End of
         Description                                               of  Period   At   Cost   Deletions   (Deduct)     Period
         -----------                                               -----------  ----------  ----------  --------   -----------
For the Year Ended June 30, 1994:
Deducted from asset accounts:
   Allowance for doubtful accounts in accounts receivable          $ 2,114,263  $  287,310  $ (77,020)  $   -      $ 2,324,553
   Allowance for doubtful accounts in notes receivable - current       600,000     108,411       -          -          708,411
   Allowance for doubtful accounts in accounts receivable
     and investments in affiliates                                   1,250,000        -          -          -        1,250,000
   Allowance for possible losses - net investment in sales-type
     leases                                                            115,000        -          -          -          115,000
   Accumulated amortization of other intangible assets               5,821,762     203,266       -          -        6,025,028
   Accumulated amortization of capitalized software
     development costs                                               3,722,746   1,168,416   (287,596)      -        4,603,566
                                                                   -----------  ----------  ----------  --------   -----------
                                                                   $13,623,771  $1,767,403  $(364,616)  $   -      $15,026,558
                                                                   -----------  ----------  ----------  --------   -----------
For the Year Ended June 30, 1995:
 Deducted from asset accounts:
   Allowance for doubtful accounts in accounts receivable          $ 2,324,553  $  116,514  $    -      $   -      $ 2,441,067
   Allowance for doubtful accounts in notes receivable - current       708,411        -          -          -          708,411
   Allowance for doubtful accounts in accounts receivable
     and investments in affiliates                                   1,250,000        -          -          -        1,250,000
   Allowance for possible losses - net investment in sales-type
     leases                                                            115,000        -          -          -          115,000
   Accumulated amortization of other intangible assets               6,025,028     176,276   (169,163)      -        6,032,141
   Accumulated amortization of capitalized software
     development costs                                               4,603,566   1,255,012       -          -        5,858,578
                                                                   -----------  ----------  ----------  --------   -----------
                                                                   $15,026,558  $1,547,802  $(169,163)  $   -      $16,405,197
                                                                   -----------  ----------  ----------  --------   -----------

For the Year Ended June 30, 1996:
 Deducted from asset accounts:
   Allowance for doubtful accounts in accounts receivable          $ 2,441,067  $  472,326  $(210,573)  $   -      $ 2,702,820
   Allowance for doubtful accounts in notes receivable - current       708,411        -          -          -          708,411
   Allowance for doubtful accounts in accounts receivable
     and investments in affiliates                                   1,250,000        -          -          -        1,250,000
   Allowance for possible losses - net investment in sales-type
     leases                                                            115,000        -          -          -          115,000
   Accumulated amortization of other intangible assets               6,032,141     219,478       -          -        6,251,619
   Accumulated amortization of capitalized software
     development costs                                               5,858,578   1,013,615       -          -        6,872,193
                                                                   -----------  ----------  ----------  --------   -----------
                                                                   $16,405,197  $1,705,419  $(210,573)  $   -      $17,900,043
                                                                   -----------  ----------  ----------  --------   -----------

                                        S-3

                              SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FONAR CORPORATION

Dated:  October 11, 1996

                                  By: /s/ Raymond Damadian
                                      Raymond V. Damadian,
                                      President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature               Title               Date

/s/ Raymond Damadian    Chairman of the      October 11, 1996
Raymond V. Damadian       Board of Directors,
                          President and a
                          Director (Principal
                          Executive Officer)

/s/ Claudette J.V. Chan   Director           October 11, 1996
Claudette J.V. Chan


/s/ Robert J. Janoff      Director           October 11, 1996
Robert J. Janoff


/s/ Herbert Maisel        Director           October 11, 1996
Herbert Maisel

FONAR CORPORATION AND SUBSIDIARIES
COMPUTATION OF EARNINGS PER COMMON STOCK

EXHIBIT 11
                                                                         WEIGHTED AVERAGE NUMBER OF SHARES
                                               NUMBER OF                       FOR THE YEARS ENDED
                                                 SHARES    ALLOCATION  ------------------------------------
                                                 ISSUED      RATIO       JUNE 30,    JUNE 30,    JUNE 30,
                                                                           1996        1995        1994
                                               --------     ---------   ----------  ----------  ----------
NUMBER OF SHARES OUTSTANDING
   AT BEGINNING OF YEAR                                                 49,047,021  34,430,329  28,367,408

JULY 1 - SEPTEMBER 30                            987,750    320 /  365     865,973
                                               2,035,500    322 /  365               1,793,114
                                               1,366,500    313 /  365                           1,172,270

OCTOBER 1 - DECEMBER 31                        1,093,050    228 /  365     682,782
                                               1,539,700    234 /  365                 988,800
                                               1,333,200    235 /  365                             858,928

JANUARY 1 - MARCH 31                           1,481,566    137 /  365     556,095
                                               1,600,000    135 /  365                 591,233
                                               1,345,875    145 /  365                             533,451

APRIL 1 - JUNE 30                              1,079,500     45 /  365     133,089
                                               1,817,375     55 /  365                 275,062
                                               2,017,346     44 /  365                             245,055


WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING @ JUNE 30
            BEFORE STOCK DIVIDEND - 10/20/96                                     0  38,078,538  31,177,112

LESS : CLASS B COMMON STOCK                                                      0  (3,194,556) (3,202,189)

WEIGHTED AVERAGE NUMBER OF SHARES AVAILABLE FOR STOCK
            DIVIDEND                                                             0  34,883,982  27,974,923

STOCK DIVIDEND - CLASS A NON-VOTING PREFERRED STOCK
( 1 SHARE OF PREFERRED STOCK FOR 5 SHARES OF COMMON STOCK)                       0  41,860,778  33,569,908

CLASS B COMMON STOCK                                                             0   3,194,556   3,202,189

STOCK DIVIDEND ADJUSTMENT - CLASS A NON-VOTING PREFERRED STOCK             231,510           0           0

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING @ JUNE 30                 51,516,470  45,055,334  36,772,097

NET (LOSS) INCOME                                                       (3,376,411) (1,762,971)   (334,574)


NET (LOSS) INCOME PER WEIGHTED AVERAGE SHARE OUTSTANDING                     (0.07)      (0.04)      (0.01)