Form 10-Q
period 1996-09-30
FONAR CORP
filed 1996-11-19
CIK 355019

SECURITIES AND EXCHANGE COMMISSION


                           Washington, D.C. 20549


                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR QUARTER ENDED SEPTEMBER 30, 1996
                       Commission File Number 0-10248


                             FONAR CORPORATION
          -------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           DELAWARE                                    11-2464137
-------------------------------                   ------------------------
  (State or other jurisdiction of                        (I.R.S. Employer

  incorporation or organization)                       Identification No.)


     110 Marcus Drive     Melville, New York                     11747
   ----------------------------------------                 ------------
    (Address of principal executive offices)                  (Zip Code)


  Registrant's telephone number, including area code:       (516)694-2929
                                                            -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X     NO
                                                   ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


       Class                     Outstanding at September 30, 1996
------------------------------------------------------------------
Common Stock, par value $.0001                          44,089,251
Class B Common Stock, par value $.0001                       5,411
Class C Common Stock, par value $.0001                   9,562,824
Class A Preferred Stock, par value $.0001                7,855,627





                                  - Page 2 -

FONAR CORPORATION AND SUBSIDIARIES
INDEX







PART I - FINANCIAL INFORMATION                                  PAGE



Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - September 30, 1996
     and June 30, 1996                                            3

   Condensed Consolidated Statements of Operations for
     the Three Months Ended September 30, 1996 and
     September 30, 1995                                           4

   Condensed Consolidated Statements of Cash Flows for
     the Three Months Ended September 30, 1996 and
     September 30, 1995                                           5


   Notes to Condensed Consolidated Financial Statements           6



Item 2. Management's Discussion and Analysis of Financial         7
        Condition and Results of Operations



PART II - OTHER INFORMATION                                       9





















                                  - Page 3 -
FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)
                 ASSETS                            September 30,   June 30,
                                                        1996           1996
                                                      (UNAUDITED)
Current Assets:                                        ---------    -------
  Cash                                                   $ 2,564    $ 3,712
  Accounts receivable, net of allowance
  for doubtful accounts of $ 713                           1,740      1,797
  Accounts receivable from affiliates                        400        400
  Costs and estimated earnings in excess
    of billings on uncompleted contracts (Note C)            305        336
  Inventories (Note B)                                     4,769      3,624
  Other current assets                                     1,413      1,595
                                                          ------     ------
        Total current assets                              11,191     11,464
                                                          ======     ======
Assets held for resale                                       450        450
                                                          ------     ------
Property and equipment, at cost                           13,898     13,820
  Less accumulated depreciation and amortization         (11,484)   (11,319)
                                                         --------   --------
                                                           2,414      2,501
Investment, advances and notes to affiliates and
  related parties, net of allowance of $ 1,250            28,598     28,353
Cost of acquired technology and license, patents
  and software development costs, net                      4,302      4,460
Net investment in sales-type leases                        5,453      5,519
Costs and estimated earning in excess of billings
  on uncompleted contracts (Note C)                        9,460      9,460
Other assets                                               1,043        889
                                                          ------     ------
                                                        $ 62,911   $ 63,096
LIABILITIES AND STOCKHOLDERS' EQUITY                      ======     ======
Current Liabilities:
  Notes payable                                          $   100    $   100
  Current maturities of long-term debt and
    capital lease obligations                              2,858      2,909
  Accounts payable                                         1,661      1,748
  Billings in excess of costs and estimated
    earnings on uncompleted contracts (Note C)                54        170
  Accrued expenses, customer advances and
    ot0er current liabilities                              8,867      8,892
                                                          ------     ------
      Total current liabilities                           13,540     13,819
                                                          ======     ======
Long-term debt and capital lease obligations
   less current maturities                                   814        963
Other liabilities                                             49         59
                                                          ------     ------
                                                             863      1,022
                                                          ------     ------
Minority interest                                             67        117
                                                          ------     ------
 Stockholders' Equity  (Note D)                           48,441     48,138
                                                          ------     ------
                                                        $ 62,911   $ 63,096
See notes to condensed consolidated financial statements. ======     ======
                                  - Page 4 -

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)

                                                  FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                     ---------------------
                                                       1996         1995
                                                     --------     --------
REVENUES                                             $  2,588     $  4,343
                                                     --------     --------

COSTS AND EXPENSES:
   Cost of revenues                                     1,963        2,190
   Research and development                               919          847
   Selling,general and administrative                   2,044        1,999
                                                     --------     --------
Loss from operations                                  ( 2,338)     (   693)

   Other income                                           265          281
                                                      -------      -------
Loss before provision for taxes and
 minority interest                                    ( 2,073)     (   412)

Provision for income and franchise taxes                    -            -
                                                      -------      -------
Minority interest in net loss (income) of
 subsidiary and partnership                                50           42
                                                      -------      -------
NET LOSS                                             $( 2,023)    $(   370)
                                                      =======      =======





Net Loss per common share:
Loss before taxes & minority interest                  $( .03)     $( .01)
  Minority interest                                       .00         .00
                                                       ------      ------
    Net Loss per common share                          $( .03)     $( .01)
                                                       ======      ======


Weighted average number of common shares outstanding   61,513      42,411
                                                       ======      ======






See notes to condensed consolidated financial statements.





                                  - Page 5 -
FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)
                                                  FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         -----------------
                                                          1996       1995
                                                         ------     ------
Operating activities:
 Net Loss                                              $( 2,023)  $(   370)
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Minority interest in net income (loss)              (    50)    (   42)
    Depreciation and amortization                           399        478
    (Increase) decrease in operating assets, net:
     accounts and notes receivable, inventories,
     other current assets, costs and estimated
     earnings in excess of billings on uncompleted
     contracts and assets held for resale               (   866)       535
    Increase (decrease) in operating liabilities,
     net: accounts payable, accrued expenses and
     other current liabilities, billings in excess
     of costs and estimated earnings on uncompleted
     contracts, and other liabilities                   (   238)   (   857)
                                                         ------     ------
Net cash used by operating activities                   ( 2,778)   (   256)
                                                         -------    ------

Investing activities:
  Purchases of property and equipment,
    net of capital lease obligations                     (   58)   (    38)
  Investment, advances and notes to
    affiliates and related parties                       (  245)   ( 3,181)
  Cost of acquired technology and license,

    patents and software development costs, net          (   76)   (    43)
                                                         ------     ------
Net cash used by investing activities                    (  379)   ( 3,262)
                                                         ------     ------
Financing activities:
  Proceeds from borrowings, net
    of capital lease obligations                              0          0
  Repayment of borrowings and capital
    lease obligations                                   (   220)   (   267)
  Decrease in investment in sales-type leases                 -          -
  Collection of principal on sales-type leases               57         17
  Issuance of common stock and warrants and
    collection of stockholder notes, net                  2,326      2,817
  Decrease (Increase) in other assets                   (   154)   (   483)
                                                         ------     ------
  Net cash provided by financing activities               2,009      2,084
                                                         ------     ------
Decrease in Cash                                        ( 1,148)   ( 1,434)

Cash at beginning of period                               3,712      3,267
                                                         ------     ------
Cash at end of period                                   $ 2,564    $ 1,833
                                                         ======     ======
See notes to condensed consolidated financial statements.
                                  - Page 6 -
FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996

NOTE A - BASIS OF PRESENTATION
	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-K. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.
    In the opinion of management, all adjustments (consisting of normal adjusting accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1997. For further information, refer to the Company's consolidated report on Form 10-K for the fiscal year ended June
30, 1996.

NOTE B - INVENTORIES

 The components of inventory consist of:               (000's OMITTED)
                                                     ------------------
                                                  September 30,  June 30,
                                                        1996       1996
                                                      -------    -------
 Purchased parts components and supplies              $ 4,364    $ 3,316
 Work in process                                          405        308
                                                      -------    -------
                                                      $ 4,769    $ 3,624
                                                      =======    =======
NOTE C - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
Uncompleted contracts are comprised of:                (000's OMITTED)
                                                    --------------------
                                                 September 30,   June 30,
                                                       1996        1996
                                                      -------    -------
  Costs incurred on uncompleted contracts           $   4,889      5,147
  Estimated earnings                                    7,178      7,202
                                                      -------    -------
                                                       12,067     12,349
  Less: billings to date                             (  2,356)   ( 2,723)
                                                      -------    -------
                                                    $   9,711   $  9,626
                                                      =======    =======
Uncompleted contracts have been individually netted and are reported as follows:

 Costs and estimated earnings in excess of
   billings on uncompleted contracts -
   short term                                        $    305   $    336
 Costs and estimated earnings in excess of
   billings on uncompleted contracts - long term        9,460      9,460
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                 (     54)   (   170)
                                                      -------    -------
                                                    $   9,711   $  9,626
                                                      =======    =======

                                  - Page 7 -

NOTE D - STOCKHOLDERS' EQUITY

                                                      (000'S OMITTED)
Stockholders' Equity is comprised of:           ---------------------------
                                                September 30,     June 30,
                                                    1996            1996
                                                -------------   -----------
Common Stock $.0001 par value; 50,000,000
shares authorized; 44,089,251 outstanding
at September 30 and 42,871,751 at June 30.           $      4   $      4

Class B Common Stock $ .0001 par value;
4,000,000 shares authorized, 5,411
outstanding at September 30 and at June 30.                 -          -

Class C Common Stock $.0001 par value; 9,562,824
 outstanding at September 30 and at June 30.                1          1

Class A non-voting Preferred Stock $.0001 par

value; 7,855,627 outstanding at September 30
and at June 30.                                             1          1

Additional paid-in capital                             78,814     75,985
Accumulated deficit                                   (27,721)   (25,698)
Notes receivable - stockholders                       ( 2,263)   ( 1,760)
Treasury stock - 108,864 shares                       (   395)   (   395)
                                                      -------    -------
                                                     $ 48,441   $ 48,138
                                                      =======    =======


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS.
    For the first quarter of fiscal 1997, the Company experienced a net loss of $2.0 million on revenues of $2.6 million as compared to a net loss of $370,000 on revenues of $4.3 million for the first quarter of fiscal 1996.
	The Company's QUAD (TM) 7000 and QUAD (TM) 12000 MRI scanners, together with other research and development projects, are intended to significantly improve the Company's competitive position. Having received FDA approval for its QUAD 7000 and QUAD 12000 scanners, the Company believes it is in a position to aggressively secure new sales. The QUAD scanners are highly competitive and totally new non-claustrophobic scanners not previously available in the MRI market. At .6 Tesla field strength, the QUAD 12000 magnet is the highest field "Open MRI" in the industry, offering non-claustrophobic MRI together with high-field image quality for the first time. The Company is in the final stages of concluding an agreement with a chain of medical distributors with a large nationally based sales force.
    Cost containment programs continue in force. Although the Company continues to expand its operations and productive capacity to meet the expanding rate of new orders worldwide, costs of revenues decreased slightly to $1.96 million for the first quarter of fiscal 1997 as compared to $2.19 million for the first quarter for fiscal 1996, and research and development, selling, general and administrative expenses also decreased slightly to approximately $1.94 million for the first quarter of fiscal 1997 as compared to $1.99 million for the same period in fiscal 1996.


                                  - Page 8 -

    These cost containment programs, which include increasing the portion of manufacturing conducted on the Company's premises, have enabled the Company to achieve significantly lower manufacturing costs than would have otherwise been experienced in the production of its QUAD scanners. This has enabled the Company to pass on to customers a much needed reduction in the sales price of MRI scanners.
    The Company has continued its program for upgrading previously installed scanners. The versatility and productivity of MRI technology creates the impetus for new uses. As a result, new features are developed and sold to the Company's customer base thereby extending the useful life of their equipment, avoiding obsolescence and minimizing capital expenditures. Upgrades consist of hardware, software and pulse sequences designed to maximize throughput while maintaining image quality and patient comfort.
    As part of its marketing program, the Company attended the industry's annual trade show, RSNA (Radiological Society of North America) in November 1995 and plans to do so again in November 1996. At the RSNA show in 1995, the Company exhibited its new QUAD 12000 and QUAD 7000 scanners. The Company believes that it is uniquely positioned to take advantage of the rapidly expanding "Open MRI" market, as the manufacturer of the only high-field "Open MRI" in the industry. Three of the Company's new QUAD scanners, one foreign and two domestic, were installed in the first quarter of fiscal 1997.
    The Company expects marked demand for its high-field "Open MRI" scanners since image quality increases as a direct proportion to magnetic field strength. In addition, the Company's new scanners provide improved image quality and high speed imaging at costs that are significantly less than the competition and more in keeping with the medical cost reduction demands being made by our national leaders on behalf of the public.
    The Company has continued its efforts to increase scanner sales in
foreign countries as well as domestically.   Based on sales to date, further
indications of interest, meetings, sales trips abroad and negotiations, the Company is cautiously optimistic that foreign sales will prove a significant source of revenue.


Liquidity and Capital Resources

 	At September 30, 1996, the Company's liquidity and capital resources positions changed from the June 30, 1996 position as follows:

                  September 30,    June 30,
                    1996            1996              Change
                  ____________     ____________     __________
Working capital
(deficiency)      ($2,349,000)     ($2,355,000)       $6,000


    Total liabilities were reduced since June 30, 1996 by approximately $400,000 to approximately $14.4 million at September 30, 1996.









                                  - Page 9 -

    Since June 1989, a principal objective of the Company has been to reduce and ultimately eliminate its debt. Since the inception of the plan, interest bearing debt was reduced from $23.1 million in fiscal 1989 to $18.5 million in fiscal 1990. From June 30, 1990 through June 30, 1991, interest bearing debt was reduced by an additional $3.3 million to $15.2 million and from June 30, 1991 through June 30, 1992 interest bearing debt was reduced by an additional $3.1 million to $12.1 million. From June 30, 1992 through June 30, 1993, interest bearing debt was reduced by $2.3 million to $9.8 million, from June 30, 1993 to June 30, 1994 by $3.8 million to $6.0 million, and from June 30, 1994 through June 30, 1995, by $2.1 million to approximately $3.9 million. At June 30, 1996 interest bearing debt was approximately $4.0 million, and was reduced by approximately $200,000 to $3.8 million at September 30, 1996.
    As of June 30, 1996, the Company had no unused credit facilities with banks or financial institutions.
    While continuing to focus on new sources of income and cost containment, the Company's business plan currently includes an aggressive program for manufacturing and selling its new line of QUAD scanners which are achieving success in the marketplace and which the Company has had under development for four years.
    The Company expects to reduce its working capital deficiency during the current fiscal year by internally generated cash from operating profits and the refinancing and/or restructuring of maturity terms of certain loans.
The Company will also pursue equity financing alternatives.
    The Company believes that the above mentioned programs will provide the cash flows needed to achieve the sales, service and production levels necessary to support its operations.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

    There were no material changes in litigation for the first quarter of fiscal 1997 from that described in Form 10-K for the fiscal year ended June 30, 1996.

Item 2 - Changes in Securities:  None

Item 3 - Defaults Upon Senior Securities:  None

Item 4 - Submission of Matters to a Vote of Security Holders: None

Item 5 - Other Information:  None

Item 6 - Exhibits and Reports on Form 8-K:  None












                                  - Page 10 -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FONAR CORPORATION
                                  (Registrant)


                                  By:  /s/ Raymond V. Damadian
                                  Raymond V. Damadian
                                  President & Chairman

Dated:  November 18, 1996