Form 10-Q/A
period 1996-09-30
FONAR CORP
filed 1996-11-21
CIK 355019

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
See notes to condensed consolidated financial statements. ======     ======
                                  - Page 4 -

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)

                                                  FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                     ---------------------
                                                       1996         1995
                                                     --------     --------
REVENUES                                             $  2,588     $  4,343
                                                     --------     --------

COSTS AND EXPENSES:
   Cost of revenues                                     1,963        2,190
   Research and development                               919          847
   Selling,general and administrative                   2,044        1,999
                                                     --------     --------
Loss from operations                                  ( 2,338)     (   693)

   Other income                                           265          281
                                                      -------      -------
Loss before provision for taxes and
 minority interest                                    ( 2,073)     (   412)

Provision for income and franchise taxes                    -            -
                                                      -------      -------
Minority interest in net loss (income) of
 subsidiary and partnership                                50           42
                                                      -------      -------
NET LOSS                                             $( 2,023)    $(   370)
                                                      =======      =======





Net Loss per common share:
Loss before taxes & minority interest                  $( .04)     $( .01)
  Minority interest                                       .00         .00
                                                       ------      ------
    Net Loss per common share                          $( .04)     $( .01)
                                                       ======      ======


Weighted average number of common shares outstanding   55,138      42,411
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