Form 10-Q
period 1996-12-31
FONAR CORP
filed 1997-02-14
CIK 355019

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 1996      Commission File Number 0-10248



                          FONAR CORPORATION
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)



             DELAWARE                          11-2464137
--------------------------------    ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)



110 Marcus Drive     Melville, New York                 11747
------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code:     (516)  694-2929
                                                      ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X     NO
                                                    ----     ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Class                        Outstanding at December 31, 1996
--------------------------------    ---------------------------------------
Common Stock, par value $.0001                      45,066,671
Class B Common Stock, par value $.0001                   5,411
Class C Common Stock, par value $.0001               9,562,824
Class A Preferred Stock, par value $.0001            7,855,627





FONAR CORPORATION AND SUBSIDIARIES
INDEX







PART I - FINANCIAL INFORMATION                                  PAGE



Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - December 31,
    1996 and June 30, 1996                                        3

   Condensed Consolidated Statements of Operations for
     the Three Months Ended December 31, 1996 and
     December 31, 1995                                            4

   Condensed Consolidated Statements of Operations for
     the Six Months Ended December 31, 1996 and
     December 31, 1995                                            5

   Condensed Consolidated Statements of Cash Flows for
     the Six Months Ended December 31, 1996 and
     December 31, 1995                                            6


   Notes to Condensed Consolidated Financial Statements           7



Item 2. Management's Discussion and Analysis of Financial         9
        Condition and Results of Operations



PART II - OTHER INFORMATION                                      11



















FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS                    (000's OMITTED)
ASSETS                                                December 31,  June 30,
                                                         1996         1996
                                                      (UNAUDITED)
Current Assets:                                        ---------    -------
  Cash                                                   $ 9,700    $ 3,712
  Accounts and notes receivable, net of allowance
  for doubtful accounts of $ 713                           1,660      1,797
  Accounts receivable from affiliates                        400        400
  Costs and estimated earnings in excess
    of billings on uncompleted contracts (Note C)            547        336
  Inventories (Note B)                                     5,719      3,624
  Other current assets                                       987      1,595
                                                          ------     ------
        Total current assets                              19,013     11,464
                                                          ======     ======
  Assets held for resale                                     450        450
                                                          ------     ------
Property and equipment, at cost                           13,968     13,820
  Less accumulated depreciation and amortization         (11,645)   (11,319)
                                                         --------   --------
                                                           2,323      2,501
Investment, advances and notes to affiliates and
  related parties, net of allowance of $ 1,250            30,195     28,353
Cost of acquired technology and license, patents
  and software development costs, net                      4,309      4,460
Net investment in sales-type leases                        4,240      5,519
Costs and estimated earning in excess of billings
  on uncompleted contracts (Note C)                        9,460      9,460
Other assets                                               1,054        889
                                                          ------    -------
                                                        $ 71,044   $ 63,096
                                                          ======     ======
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                          $   100    $   100
  Current maturities of long-term debt and
    capital lease obligations                              2,641      2,909
  Accounts payable                                         1,759      1,748
  Billings in excess of costs and estimated
    earnings on uncompleted contracts (Note C)               187        170
  Accrued expenses, customer advances and
    other current liabilities                              8,121      8,892
                                                          ------     ------
      Total current liabilities                           12,808     13,819
                                                          ======     ======
Long-term debt and capital lease obligations
    less current maturities                                  737        963
Other liabilities                                             39         59
                                                          ------     ------
                                                             776      1,022
                                                          ------     ------
Minority interest                                             19        117
                                                          ------     ------
 Stockholders' Equity  (Note D)                           57,441     48,138
                                                          ------     ------
                                                        $ 71,044   $ 63,096
See notes to condensed consolidated financial statements. ====== ====== FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                  FOR THE THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                     ---------------------
                                                       1996         1995
                                                     --------     --------
REVENUES                                             $  2,973     $  3,672
                                                     --------     --------

COSTS AND EXPENSES:
   Cost of revenues                                     2,194        2,152
   Research and development                               951          777
   Selling, general and administrative                  2,872        1,929
                                                      -------      -------
Loss from operations                                  ( 3,044)     ( 1,186)

   Other income, net                                    9,420          256
                                                      -------      -------

Net income (loss) before provision for
  taxes and minority interest                           6,376      (   930)

Provision for income taxes                                  -            -
                                                      -------      -------
Net income (loss) before minority interest              6,376      (   930)

Minority interest in net loss of
  subsidiary and partnership                               48           53

                                                       ------       ------
NET INCOME (LOSS)                                    $  6,424     $(   877)
                                                       =======      =======





Net income per common share:
  Net income (loss) before taxes & minority interest  $   .11      $(  .02)
  Minority interest                                       .00          .00
                                                       ------       ------
      Net income per common share                      $  .11      $(  .02)
                                                       ======       ======


Weighted average number of common shares outstanding   56,116      49,879
                                                       ======      ======






See notes to condensed consolidated financial statements.



FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                    FOR THE SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                     ---------------------
                                                       1996         1995
                                                      -------     --------
REVENUES                                             $  5,560     $  8,015
                                                      -------     --------

COSTS AND EXPENSES:
   Cost of revenues                                     4,157        4,342
   Research and development                             1,869        1,623
   Selling, general and administrative                  4,916        3,929
                                                      -------      -------
Loss from operations                                  ( 5,382)     ( 1,879)

   Other income, net                                    9,685          537
                                                      -------      -------

Net income (loss) before provision for
  taxes and minority interest                           4,303      ( 1,342)

Provision for income taxes                                  -            -
                                                      -------      -------
Net income (loss) before minority interest              4,303      ( 1,342)

Minority interest in net loss of
  subsidiary and partnership                               98           95

                                                       ------       ------
NET INCOME (LOSS)                                    $  4,401     $( 1,247)
                                                       =======      ======





Net income per common share:
  Net income (loss) before taxes & minority interest   $  .08      $( .03)
  Minority interest                                       .00         .00
                                                       ------      ------
    Net income per common share                        $  .08      $( .03)
                                                       ======      ======


Weighted average number of common shares outstanding   56,116      49,879
                                                       ======      ======






See notes to condensed consolidated financial statements.



FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                    FOR THE SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                         -----------------
                                                          1996       1995
                                                         ------     ------
Operating activities:
 Net income (loss)                                     $  4,401   $( 1,247)
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Minority interest in net income (loss)              (    98)   (    95)
    Depreciation and amortization                           794      1,084
    (Increase) decrease in operating assets, net:
     accounts and notes receivable, inventories,
     other current assets, costs and estimated
     earnings in excess of billings on uncompleted
     contracts and assets held for resale               ( 1,543)       528
    Increase (decrease) in operating liabilities,
     net: accounts payable, accrued expenses and
     other current liabilities, billings in excess
     of costs and estimated earnings on uncompleted
     contracts and other liabilities                    (   763)   ( 1,558)
                                                         ------     ------
Net cash provided (used) in operating activities          2,791    ( 1,288)
                                                         ------     ------
Investing activities:
  Purchases of property and equipment,
    net of capital lease obligations                    (   128)   (    71)
  Investment in and receivables from affiliates         ( 1,842)   ( 5,215)
  Cost of acquired technology and license,
    patents and software development costs, net         (   317)   (   542)
                                                         ------     ------
Net cash used in investing activities                   ( 2,287)   ( 5,828)
                                                         ------     ------

Financing activities:
  Proceeds from borrowings, net
    of capital lease obligations                              -          -
  Repayment of borrowings and capital
    lease obligations                                   (   514)   (   436)
  (Increase) decrease in investment in
    sales-type leases                                         -          -
  Collection of principal on sales-type leases            1,261        103
  Issuance of common stock and warrants and
    collection of stockholder notes, net                  4,902      5,817
  Decrease (increase) in other assets                   (   165)   (   510)
                                                         ------     ------
  Net cash provided by financing activities               5,484      4,974
                                                         ------     ------
Increase (decrease) in cash                               5,988    ( 2,142)

Cash at beginning of period                               3,712      3,267
                                                         ------     ------
Cash at end of period                                   $ 9,700    $ 1,125
                                                         ======     ======
See notes to condensed consolidated financial statements.
FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996

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

In the opinion of management, all adjustments (consisting of normal adjusting accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1997. For further information, refer to the Company's consolidated report on Form 10-K for the fiscal year ended June 30, 1996.

NOTE B - INVENTORIES
The components of inventory consist of:               (000's OMITTED)
                                                     ------------------
                                                    December 31,  June 30,
                                                        1996       1996
                                                      -------    -------
 Purchased parts components and supplies              $ 5,233    $ 3,316
 Work in process                                          486        308
                                                      -------    -------
                                                      $ 5,719    $ 3,624
                                                      =======    =======

NOTE C - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Uncompleted contracts are comprised of:                (000's OMITTED)
                                                    --------------------
                                                  December 31,   June 30,
                                                       1996        1996
                                                      -------    -------
  Costs incurred on uncompleted contracts           $   6,035   $  5,147
  Estimated earnings                                    7,484      7,202
                                                      -------    -------
                                                       13,519     12,349
  Less: billings to date                             (  3,699)   ( 2,723)
                                                      -------    -------
                                                    $   9,820   $  9,626
                                                      =======    =======
Uncompleted contracts have been individually netted and are reported as follows:

 Costs and estimated earnings in excess of
   billings on uncompleted contracts-short term      $    547   $    336
 Costs and estimated earnings in excess of
   billings on uncompleted contracts-long term          9,460      9,460
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                  (   187)   (   170)
                                                      -------    -------
                                                     $  9,820   $  9,626
                                                       =======   =======
NOTE D - STOCKHOLDERS' EQUITY
                                                      (000'S OMITTED)
Stockholders' Equity is comprised of:           ---------------------------
                                                 December 31,     June 30,
                                                    1996            1996
                                                -------------   -----------

Common Stock $.0001 par value; 50,000,000
shares authorized; 45,066,671 outstanding
at December 31 and 42,871,751 at June 30            $      5   $      4


Class B Common Stock $ .0001 par value;
4,000,000 shares authorized, 5,411 outstanding
at December 31 and at June 30.                             -          -

Class C Common Stock $ .0001 par value;
10,000,000 shares authorized, 9,562,824
outstanding at December 31 and at June 30.                 1          1

Class A non-voting Preferred Stock $.0001 par
value; 8,000,000 shares authorized, 7,855,627
outstanding at December 31 and at June 30.                 1          1


Additional paid-in capital                            81,291     75,985
Accumulated deficit                                  (21,297)   (25,698)
Notes receivable - stockholders                      ( 2,165)   ( 1,760)
Treasury stock - 108,864 shares                      (   395)   (   395)
                                                     -------    -------
                                                    $ 57,441   $ 48,138
                                                     =======    =======

NOTE E - CHANGES IN CAPITALIZATION

    The Company's debt to equity ratio changed from approximately 1:3 ($14.8 million:$48.1 million) as at June 30, 1996 to approximately 1:4 ($13.6 million:$57.4 million) as at December 31, 1996. This change in the Company's capitalization resulted from a combination of an increase in stockholders' equity (approximately $9.3 million) and a decrease of approximately $1.0 million in current liabilities.



















Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS.

              For the first six months of fiscal 1997, the Company reported net income of $4.4 million on revenues of $5.6 million as compared to a net loss of $1.2 million on revenues of $8.0 million for the first six months of fiscal 1996.

              For the second quarter of fiscal 1997, the Company reported net income of $6.4 million on revenues of $3.0 million as compared to a net loss of $877,000 on revenues of $3.7 million for the second quarter of fiscal 1996.

              The Company's QUAD (TM) 7000 and QUAD (TM) 12000 MRI scanners, together with other research and development projects, are intended to significantly improve the Company's competitive position. Having received FDA approval for its QUAD 7000 and QUAD 12000 scanners, the Company is aggressively marketing its products. The QUAD scanners are highly competitive and totally new non-claustrophobic scanners not previously available in the MRI market. At .6 Tesla field strength, the QUAD 12000 magnet is the highest field "Open MRI" in the industry, offering non-claustrophobic MRI together with high-field image quality for the first time.

              In November, 1996, the Company concluded an agreement with a chain of medical distributors having a large national sales force.

              As part of its marketing program, the Company also attended the industry's annual trade show, RSNA (Radiological Society of North America) in November 1996. The Company believes that it is uniquely positioned to take advantage of the rapidly expanding "Open MRI" market, as the manufacturer of the only high-field "Open MRI" in the industry.

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

              Cost containment programs continue in force, but the Company is expanding its operations and productive capacity to meet new orders worldwide. Consequently, although costs of revenues decreased slightly to $4.2 million for the first six months of fiscal 1997 ($2.2 million for the second quarter of fiscal 1997) as compared to $4.3 million for the first six months of fiscal 1996 ($2.2 million for the second quarter of fiscal 1996), research and development, selling, general and administrative expenses increased to approximately $6.8 million for the first six months of fiscal 1997 ($3.8 million for the second quarter of fiscal 1997) as compared to $5.6 million for the first six months of fiscal 1996 ($2.7 million for the second quarter of fiscal 1996).

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

LIQUIDITY AND CAPITAL RESOURCES

              At December 31, 1996, the Company's liquidity and capital resources positions changed from the June 30, 1996 position as follows:

                  December 31,     June 30,
                    1996            1996              Change
                  ____________     ____________     __________
Working capital
(deficiency)       $6,205,000      ($2,355,000)     $8,560,000

              Total liabilities were reduced since June 30, 1996 by approximately $1.3 million to approximately $13.6 million at December 31, 1996.

              Since June 1989, a principal objective of the Company has been to reduce and ultimately eliminate its debt. Since the inception of the plan, interest bearing debt was reduced from $23.1 million in fiscal 1989 to $18.5 million in fiscal 1990. From June 30, 1990 through June 30, 1991, interest bearing debt was reduced by an additional $3.3 million to $15.2 million and from June 30, 1991 through June 30, 1992 interest bearing debt was reduced by an additional $3.1 million to $12.1 million. From June 30, 1992 through June 30, 1993, interest bearing debt was reduced by $2.3 million to $9.8 million, from June 30, 1993 to June 30, 1994 by $3.8 million to $6.0 million, and from June 30, 1994 through June 30, 1995, by $2.1 million to approximately $3.9 million. At June 30, 1996 interest bearing debt was approximately $4.0 million, and was reduced by approximately $514,000 to $3.5 million at December 31, 1996.

              As of December 31, 1996, the Company had no unused credit facilities with banks or financial institutions.

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





PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

    In March 1993, the Company commenced an action in the United States District Court for the Southern District of New York against an independent service organization, Magnetic Resonance Plus, Inc. for infringing Fonar's copyrighted software and misappropriating Fonar's trade secrets. Magnetic Resonance Plus counterclaimed, alleging that Fonar had violated the antitrust laws and tortiously interfered with Magnetic Resonance Plus' contracts and prospective economic advantage. FONAR CORPORATION V. MAGNETIC RESONANCE PLUS, INC., 93 CIV. 2220 (CBM).

    In July 1996, the Court dismissed Fonar's claims. Nevertheless, over Fonar's objections and notwithstanding that Fonar was appealing the decision, the Court allowed Magnetic Resonance Plus' counterclaims to proceed to trial.

    In December 1996, after trial, the jury rejected Magnetic Resonance Plus' antitrust claims (as well as a third state law claim), but delivered a verdict of $2.3 million (including $800,000 in punitive damages) against the Company on the two tortious interference claims.

    Subsequently, in January 1997, the Court of Appeals for the Second Circuit reversed the District Court and reinstated Fonar's copyright and unfair competition claims against Magnetic Resonance Plus.

    The Company expects that the Court of Appeals' decision reinstating its claims will also result in a reversal of the $2.3 million judgment against it, since the centerpiece of Magnetic Resonance Plus' tortious interference argument was that Fonar's copyright lawsuit was baseless.

    There were no other material changes in litigation for the second quarter of fiscal 1997 from that described in Form 10-K for the fiscal year ended June 30, 1996.

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

                                  FONAR CORPORATION
                                  (Registrant)

                                  By:  /s/ Raymond V. Damadian
                                       -----------------------
                                  Raymond V. Damadian
                                  President & Chairman
Dated:  February 13, 1997