Form 10-Q
period 1997-03-31
FONAR CORP
filed 1997-05-16
CIK 355019

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1997         Commission File Number 0-10248



                          FONAR CORPORATION
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)



             DELAWARE                          11-2464137
--------------------------------    ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)



110 Marcus Drive     Melville, New York                 11747
------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code:     (516)  694-2929
                                                      ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X     NO
                                                    ----     ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Class                          Outstanding at March 31, 1997
--------------------------------    ---------------------------------------
Common Stock, par value $.0001                      47,643,871
Class B Common Stock, par value $.0001                   5,411
Class C Common Stock, par value $.0001               9,562,824
Class A Preferred Stock, par value $.0001            7,855,627

FONAR CORPORATION AND SUBSIDIARIES
INDEX






PART I - FINANCIAL INFORMATION                                  PAGE



Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - March 31, 1997
     and June 30, 1996                                            3

   Condensed Consolidated Statements of Operations for
     the Three Months Ended March 31, 1997 and
     March 31, 1996                                               4

   Condensed Consolidated Statements of Operations for
     the Nine Months Ended March 31, 1997 and
     March 31, 1996                                               5

   Condensed Consolidated Statements of Cash Flows for
     the Nine Months Ended March 31, 1997 and
     March 31, 1996                                               6


   Notes to Condensed Consolidated Financial Statements           7



Item 2. Management's Discussion and Analysis of Financial         9
        Condition and Results of Operations



PART II - OTHER INFORMATION                                      11

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)
ASSETS                                                 March 31,    June 30,
                                                         1997         1996
                                                      (UNAUDITED)
Current Assets:                                       ----------    -------
  Cash                                                   $ 7,031    $ 3,712
  Accounts and notes receivable, net of allowance
    for doubtful accounts of $ 713                         2,285      1,797
  Accounts receivable from affiliates                        400        400
  Costs and estimated earnings in excess
    of billings on uncompleted contracts (Note C)          1,273        336
  Inventories (Note B)                                     5,712      3,624
  Other current assets                                     1,011      1,595
                                                           -----     ------
        Total current assets                              17,712     11,464
                                                           -----     ------
  Assets held for resale                                     450        450
Property and equipment, at cost                           14,163     13,820
  Less accumulated depreciation and amortization         (11,834)   (11,319)
                                                         --------   --------
                                                           2,329      2,501
Investment in and receivables from affiliates,
  net of allowance of $ 1,250                             30,564     28,353
Cost of acquired technology and license, patents
  and software development costs, net                      4,171      4,460
Net investment in sales-type leases                        4,123      5,519
Costs and estimated earnings in excess of billings
  on uncompleted contracts (Note C)                        9,460      9,460
Other assets                                               1,103        889
                                                          ------     ------
                                                        $ 69,912   $ 63,096
                                                          ======     ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                          $   100    $   100
  Current maturities of long-term debt and
    capital lease obligations                              2,342      2,909
  Accounts payable                                         2,030      1,748
  Billings in excess of costs and estimated
    earnings on uncompleted contracts (Note C)               194        170
  Accrued expenses, customer advances and
    other current liabilities                              8,437      8,892
                                                          ------     ------
      Total current liabilities                           13,103     13,819
                                                          ------     ------
Long-term debt and capital lease obligations
  less current maturities                                    807        963
Other liabilities                                             29         59
                                                          ------     ------
                                                             836      1,022
                                                          ------     ------
Minority interest                                         (   35)       117
                                                          ------     ------
Stockholders' Equity  (Note D)                            56,008     48,138
                                                          ------     ------
                                                        $ 69,912   $ 63,096
See notes to condensed consolidated financial statements. ======     ======

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                  FOR THE THREE MONTHS ENDED
                                                            MARCH 31,
                                                     ---------------------
                                                       1997         1996
                                                     --------     --------
REVENUES                                             $  2,570     $  3,047
                                                     --------     --------

COSTS AND EXPENSES:
   Cost of revenues                                     2,082        2,355
   Research and development                             1,977          888
   Selling, general and administrative                  2,598        2,214
                                                     --------     --------
Loss from operations                                 (  4,087)    (  2,410)

   Other income, net                                        -        4,257
                                                      -------      -------
Income (loss) before provision for income taxes
  and minority interest                              (  4,087)       1,847

Provision for income taxes                                  -            -
                                                      -------      -------
Income (loss) before minority interest               (  4,087)       1,847
                                                      -------      -------
Minority interest in net loss of
  subsidiary and partnership                               55           44

                                                      --------      ------
NET INCOME (LOSS)                                   $(  4,032)   $   1,891
                                                      ========      ======




Net Income per common share:
Income (loss) before minority interest                 $( .07)      $  .04
  Minority interest                                       .00          .00
                                                       ------       ------
    Net Income per common share                        $( .07)      $  .04
                                                       ======       ======


Weighted average number of common shares outstanding   58,693       51,368
                                                       ======       ======





See notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                  FOR THE NINE MONTHS ENDED
                                                           MARCH 31,
                                                     ---------------------
                                                       1997         1996
                                                     --------     --------
REVENUES                                             $  8,130     $ 11,061
                                                     --------     --------

COSTS AND EXPENSES:
   Cost of revenues                                     6,239        6,697
   Research and development                             3,846        2,511
   Selling, general and administrative                  7,514        6,142
                                                      --------     --------
Loss from operations                                  ( 9,469)     ( 4,289)

   Other income, net                                    9,685        4,795
                                                      --------     --------
Income before provision for income taxes
  and minority interest                                   216          506

Provision for income taxes                                  -            -
                                                      --------     -------
Income before minority interest                           216          506

Minority interest in net loss of
  subsidiary and partnership                              153          138
                                                     --------      -------
NET INCOME                                          $     369     $    644
                                                     ========      =======





Net Income per common share:
Income (loss) before minority interest                 $  .00      $  .01
Minority interest                                         .00         .00
                                                       -------     ------
    Net Income per common share                        $  .00      $  .01
                                                       =======     ======


Weighted average number of common shares outstanding   58,693      51,368
                                                       ======      ======






See notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)
                                                   FOR THE NINE MONTHS ENDED
                                                              MARCH 31,
                                                         -----------------
                                                          1997       1996
                                                         ------     ------
Operating activities:
 Net Income                                            $    369   $    644
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Minority interest in net income (loss)              (   153)   (   138)
    Depreciation and amortization                         1,141      1,876
    (Increase) decrease in operating assets, net:
     accounts and notes receivable, inventories,
     other current assets, costs and estimated
     earnings in excess of billings on uncompleted
     contracts and assets held for resale               ( 2,902)   (   210)
    Increase (decrease) in operating liabilities,
     net: accounts payable, accrued expenses and
     other current liabilities, billings in excess
     of costs and estimated earnings on uncompleted
     contracts and other liabilities                    (   179)   (   773)
                                                        --------   --------
Net cash provided by (used in) operating activities     ( 1,724)     1,399
                                                        --------   --------

Investing activities:
  Purchases of property and equipment,
    net of capital lease obligations                    (   343)   (    91)
  Investment in and receivables from affiliates         ( 2,211)   ( 6,799)
  Cost of acquired technology and license,
    patents and software development costs              (   337)   (   434)
                                                        --------   --------
Net cash used by investing activities                   ( 2,891)   ( 7,324)
                                                        --------   --------
Financing activities:
  Proceeds from borrowings, net
    of capital lease obligations                              -          -
  Repayment of borrowings and capital
    lease obligations                                   (   723)   (   635)
  Decrease in investment in sales-type leases                 -          -
  Collection of principal on sales-type leases            1,370          -
  Issuance of common stock and warrants and
    collection of stockholder notes, net                  7,501      8,615
  (Increase) Decrease in other assets                   (   214)   (   528)
                                                        --------   --------
Net cash provided by financing activities                 7,934      7,452
                                                        --------   --------
Increase in Cash                                          3,319      1,527
Cash at beginning of period                               3,712      3,268
                                                        -------    -------
Cash at end of period                                   $ 7,031    $ 4,795
                                                        =======    =======
See notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997

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

     In the opinion of management, all adjustments (consisting of normal adjusting accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1997. For further information, refer to the Company's consolidated report on Form 10-K for the fiscal year ended June 30, 1996.

NOTE B - INVENTORIES
 The components of inventory consist of:               (000's OMITTED)
                                                     -------------------
                                                      March 31,  June 30,
                                                        1997       1996
                                                      -------    -------
 Purchased parts components and supplies              $ 5,227    $ 3,316
 Work in process                                          485        308
                                                      -------    -------
                                                      $ 5,712    $ 3,624
                                                      =======    =======

NOTE C - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS
Uncompleted contracts are comprised of:                (000's OMITTED)
                                                    --------------------
                                                     March 31,   June 30,
                                                       1997        1996
                                                      -------    -------
  Costs incurred on uncompleted contracts            $  7,041    $ 5,147
  Estimated earnings                                    7,587      7,202
                                                      -------    -------
                                                       14,628     12,349
  Less: billings to date                             (  4,089)   ( 2,723)
                                                     ---------   --------
                                                     $ 10,539   $  9,626
                                                     ========    ========
Uncompleted contracts have been individually
   netted and are reported as follows:
 Costs and estimated earnings in excess of
   billings on uncompleted contracts-short term      $  1,273    $   336
 Costs and estimated earnings in excess of
   billings on uncompleted contracts-long term          9,460      9,460
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                 (    194)    (  170)
 .                                                      -------    -------
                                                     $ 10,539   $  9,626
                                                      =======    =======

NOTE D - STOCKHOLDERS' EQUITY
                                                       (000'S OMITTED)
Stockholders' Equity is comprised of:           ---------------------------
                                                  March 31,       June 30,
                                                    1997            1996
                                                -------------   -----------

Common Stock $.0001 par value; 50,000,000
shares authorized; 47,643,871 outstanding
at March 31 and 42,871,751 at June 30.              $       5   $      4

Class B Common Stock $ .0001 par value;
4,000,000 shares authorized, 5,411 outstanding
at March 31 and at June 30.                                 -          -

Class C Common Stock $.0001 par value;
10,000,000 shares authorized, 9,562,824
outstanding at March 31 and at June 30.                     1          1

Class A non-voting Preferred Stock $.0001 par
value; 8,000,000 shares authorized, 7,855,627
outstanding at March 31 and at June 30.                     1          1

Additional paid-in capital                             83,955     75,985
Accumulated deficit                                   (25,329)   (25,698)
Notes receivable - stockholders                       ( 2,230)   ( 1,760)
Treasury stock - 108,864 shares                       (   395)   (   395)
                                                      -------    -------
                                                     $ 56,008   $ 48,138
                                                      =======    =======


NOTE E - CHANGES IN CAPITALIZATION

    The Company's debt to equity ratio changed from approximately 1:3 ($14.8 million:$48.1 million) as at June 30, 1996 to approximately 1:4 ($13.9 million:$56.0 million) as at March 31, 1997. This change in the Company's capitalization resulted from a combination of an increase in stockholders' equity (approximately 7.9 million) and a decrease of approximately $.9 million in total liabilities.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS.

              For the first nine months of fiscal 1997, the Company reported a net income of $369,000 on revenues of $8.1 million as compared to a net income of $644,000 on revenues of $11.0 million for the first nine months of fiscal 1996.

              For the third quarter of fiscal 1997, the Company reported a net loss of $4.0 million on revenues of $2.6 million as compared to a net income of $1.9 million on revenues of $3.0 million for the third quarter of fiscal 1996.

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

              Cost containment programs continue in force, but the Company is expanding its operations and productive capacity to meet new orders worldwide. Consequently, although costs of revenues decreased slightly to $6.2 million for the first nine months of fiscal 1997 ($2.1 million for the third quarter of fiscal 1997) as compared to $6.7 million for the first nine months of fiscal 1996 ($2.4 million for the third quarter of fiscal 1996), research and development, selling, general and administrative expenses increased to approximately $11.4 million for the first nine months of fiscal 1997 ($4.6 million for the third quarter of fiscal 1997) as compared to $8.7 million for the first nine months of fiscal 1996 ($3.1 million for the third quarter of fiscal 1996).

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



LIQUIDITY AND CAPITAL RESOURCES

              At March 31, 1997, the Company's liquidity and capital resources positions changed from the June 30, 1996 position as follows:

                  March 31,        June 30,
                    1997            1996              Change
                  ____________     ____________     __________
Working capital
(deficiency)       $4,609,000      ($2,355,000)     $6,964,000

              Total liabilities were reduced since June 30, 1996 by approximately $1.0 million to approximately $13.9 million at March 31, 1997.

              Since June 1989, a principal objective of the Company has been to reduce and ultimately eliminate its debt. Since the inception of the plan, interest bearing debt was reduced from $23.1 million in fiscal 1989 to $18.5 million in fiscal 1990. From June 30, 1990 through June 30, 1991, interest bearing debt was reduced by an additional $3.3 million to $15.2 million and from June 30, 1991 through June 30, 1992 interest bearing debt was reduced by an additional $3.1 million to $12.1 million. From June 30, 1992 through June 30, 1993, interest bearing debt was reduced by $2.3 million to $9.8 million, from June 30, 1993 to June 30, 1994 by $3.8 million to $6.0 million, and from June 30, 1994 through June 30, 1995, by $2.1 million to approximately $3.9 million. At June 30, 1996 interest bearing debt was approximately $4.0 million, and was reduced by approximately $723,000 to $3.2 million at March 31, 1997.

              As of March 31, 1997, the Company had no unused credit facilities with banks or financial institutions.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

    In February, 1997, the United States Court of Appeals for the Federal Circuit affirmed the judgment of the United States District Court for the Eastern District of New York in Fonar's favor against General Electric Company (FONAR CORPORTION AND DR. RAYMOND V. DAMADIAN V. GENERAL ELECTRIC COMPANY ET ANO., 96-1075, -1106, -1091) for $62 million (plus interest) for infringement of its Multi-Angle Oblique imaging patent (MAO), U.S. Patent No. 4,871,966. In addition, the Court of Appeals reinstated the jury verdict finding infringement of Fonar's original MRI patent, U.S. patent No. 3,789,832 and awarding Fonar $35 million in damages for infringement of that patent.

    General Electric Company subsequently petitioned the Court of Appeals for a rehearing, with the suggestion that the rehearing be held EN BANC (by all the judges). On May 8, 1997, the Court of Appeals denied those requests. Fonar expects that General Electric Company will petition the Supreme Court to hear the case. It is within the Supreme Court's discretion whether or not to hear the appeal.

    In October 1996, Fonar and Siemens amicably resolved their pending patent infringement litigation in the United States District Court in Delaware in which each company had asserted certain of its patents related to magnetic resonance imaging technology were infringed by the other. The settlement agreement, which does not admit liability by either party, includes a cross-license by Siemens and Fonar of certain patents relating to MRI technology. Fonar received a monetary payment from Siemens and an agreement by Siemens to pay Fonar royalties. Other terms of the settlement are confidential.

    In January 1997, the Court of Appeals for the Second Circuit reinstated Fonar's copyright and unfair competition claims against Magnetic Resonance Plus in the case of FONAR CORPORATION V. MAGNETIC RESONANCE PLUS INC., 93 CIV 2220 (CBM). Subsequently, in March 1997, the District Court for the Southern District of New York set aside the $2.3 million judgment rendered against Fonar on Magnetic Resonance Plus' counterclaims. A date for retrial has not yet been set.

    There were no other material changes in litigation for the third quarter of fiscal 1997 from that described in Form 10-K for the fiscal year ended June 30, 1996.


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

Dated:  May 14, 1997