Form 10-K
period 1997-06-30
FONAR CORP
filed 1997-10-15
CIK 355019

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                         _____________________

                                 FORM 10-K
                         _____________________

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [Fee Required]

                    For the fiscal year ended June 30, 1997

                                     OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                  AND EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from _____________ to _____________

                        Commission File No. 0-10248
                        ___________________________

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

                               (516) 694-2929
            (Registrant's telephone number, including area code)
            ____________________________________________________

Securities registered pursuant to Section 12(b) of the Act:
                                    None

Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock, par value $.0001 per share
                              (Title of Class)
________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X___      No _______

As of September 22, 1997, 49,908,447 shares of Common Stock, 5,411 shares of Class B Common Stock, 9,562,824 shares of Class C Common Stock and 7,855,627 shares of Class A Non-voting Preferred Stock of the registrant were outstanding. The aggregate market value of the approximately 47,450,300 shares of Common Stock held by non-affiliates as of such date (based on the closing price per share on September 22, 1997 as reported on the NASDAQ System) was approximately $146.8 million. The other outstanding classes do not have a readily determinable market value.
                    DOCUMENTS INCORPORATED BY REFERENCE
                                    None

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

       U.S. Health Management Corporation ("HMC") was formed by the Company in March 1997 as a wholly-owned subsidiary in order to enable the Company to expand into the business of providing comprehensive management services to medical providers, sometimes referred to as "physician practice management" or "PPM." In connection with its entry into this new line of business, HMC has completed two acquisitions and is pursuing others. HMC will provide management services, administrative services, office space, equipment, repair and maintenance service and clerical and other non-medical personnel to physicians and other medical providers, including diagnostic imaging centers.

FORWARD LOOKING STATEMENTS

         Certain statements made in this Annual Report on Form 10-K are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of Management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statement included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

RECENT DEVELOPMENTS AND OVERVIEW.

         The Company's principal products are its new "QUAD" series of MRI scanners. The "QUAD(TM) 12000" MR scanner utilizes a 6000 gauss iron core electromagnet and is accessible from four sides. The QUAD 12000 is the first "open" MR scanner above low field (above 600 gauss). The "QUAD(TM) 7000" is similar in design to the QUAD 12000 but utilizes a smaller 3,500 gauss electromagnet.

         In 1990 the Company introduced the Ultimate(TM) 7000 scanner, which was its principal product prior to the introduction of the QUAD scanners. The QUAD and Ultimate(TM) scanners are revolutionary new MR scanning products representing the culmination of years of total company wide effort to design and construct the "Ultimate MR" scanner product line. These products replaced the Company's traditional principal products, the Beta(TM) 3000 scanner (which utilizes a permanent magnet) and the Beta(TM) 3000M scanner (which utilizes an iron core electromagnet). All of the Company's scanners create cross-sectional images of the human body.

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

         On September 2, 1992, the Company filed a patent infringement suit against Hitachi Ltd., General Electric Company and others in the United States District Court for the Eastern District. In April, 1995, the Company reached a settlement with Hitachi Ltd. and related defendants. Following the trial and appeal of the Company's claims against General Electric Company, the decision of the United States Court of Appeals for the Federal Circuit awarded FONAR $62 million against General Electric Company for infringement of FONAR's Multi-Angle Oblique (MAO) patent and $35 million for infringement of FONAR's original MRI patent (the Cancer Detection Patent). In May 1997 General Electric Company's petition for a rehearing was denied and in July 1997 General Electric Company paid FONAR $128.7 million (inclusive of interest) without, however, prejudicing its right to appeal. In August 1997, General Electric Company filed its petition for a writ of certiorari asking the Supreme Court to hear the case. The Supreme Court denied General Electric Company's petition in October, 1997.

         In June 1995, FONAR filed patent infringement suits against Siemens Medical Systems, Inc., Siemens, AG, Philips Electronics, NV, Philips Medical Systems, Inc. and Philips Electronics North America Corporation. The patents sought to be enforced by the Company against both defendants included the Multi-Angle Oblique improvement patent (U.S. Patent No. 4,871,966 entitled "Apparatus and Method for Multiple Angle Oblique Magnetic Resonance Imaging"). FONAR settled with the Philips companies in April 1996 and the Siemens companies in September, 1996.

         In March 1996, the Company commenced a patent infringement suit against Toshiba America Medical Systems, Inc. and Toshiba
American MRI, Inc.

         The Company is optimistic about sales of its new scanner products. At September 1, 1997, the Company's backlog of unfilled orders was $6.4 million as compared to $6.8 million at September 1, 1996. In November of 1996 the Company entered into an agreement with National Imaging Resources, Inc., a network of medical distributors having a large national sales force, to promote the Company's new products. To further promote product recognition and sales, FONAR will attend the RSNA (Radiological Society of North America) trade show in November 1997 to exhibit its products. The RSNA is the leading trade show in the MRI industry. Approximately 25,000 radiologists, who are among the principal groups to whom the Company directs its marketing efforts, are expected to attend to view MRI industry's most current product developments. The Company previously attended the RSNA trade shows in 1996 and 1995.

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

         In March 1997, FONAR formed U.S. Health Management Corporation ("HMC") as a wholly-owned subsidiary for the purpose of engaging in the business of providing comprehensive management and administrative services, office space, equipment, repair and maintenance service for equipment and clerical and other personnel (other than physicians) to physicians' practices and other medical providers, including diagnostic centers (sometimes referred to as "physician practice management," "PPM" or "practice management.")

         HMC entered the PPM business through the consummation of two acquisitions, effective June 30, 1997. As a result of these two acquisitions, HMC is managing 21 facilities located principally in New York State and Florida. HMC is presently considering other potential acquisitions.

PRODUCTS OFFERED

       The Company's principal products are its new "QUAD" series of MRI scanners. The QUAD(TM) 12000 MR scanner utilizes a 6000 gauss iron core electromagnet and is accessible from four sides. The QUAD 12000 is the first "open" MR scanner above low field (above 600 gauss). The QUAD(TM) 7000 is similar in design to the QUAD 12000 but utilizes a smaller 3,500 gauss electromagnet. The Ultimate 7000 utilizes a 3500 gauss iron core electromagnet.

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

         FONAR's works-in-progress include CINE-FLEX(TM), which is a set of specialized coils and matching fixtures that enable full-range CINEs of the knee, shoulder, C-spine, L-spine and TMJ - an impossibility with supercon MRIs.

         MRI directed surgery (laproscopic surgical procedures) is made possible by the QUAD's ability to supply images to a monitor positioned next to the patient, enabling a surgeon to view in process surgical procedure from an unlimited number of vantage points. The marked openness of FONAR's QUAD scanners enables surgeons to perform a wide range of surgical procedures inside the magnet.

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

         The QUAD 12000 scanner utilizes a 6000 gauss (.6 Tesla field strength) iron core electromagnet. The greater field strength of the 6000 gauss magnet, when enhanced by the electronics already utilized by the Company's scanners, produces images of a higher quality and clarity than other open MRI scanners. The QUAD 12000 scanner magnet is the highest field "open MRI" in the industry and operates at a field strength that is almost two times its closest competitor (.6 Tesla field strength versus .35 Tesla field strength).

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

         Several technological advances have been engineered into the QUAD scanners for extra improvements in S/N, including: new high-S/N Organ Specific(TM) receiver coils; new ceramic magnet poles that provide advanced eddy-current control; new advanced front-end electronics featuring high-speed, wide-dynamic-range analog-to-digital conversion and a miniaturized ultra-low-noise pre-amplifier; high-speed automatic tuning, bandwidth-optimized pulse sequences, multi-bandwidth sequences, and off-center FOV imaging capability.

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

         The QUAD provides various features allowing for versatile diagnostic capability. For example, SMART(TM) scanning allows for same-scan customization of up to 63 slices, each slice with its own thickness, resolution, angle and position. This is an extremely important feature for scanning parts of the body that include small-structure sub-regions requiring finer slice parameters. There's also Evolving Images(TM), Multi-Angle Oblique (MAO)(TM) imaging, and oblique imaging.

         The QUAD console includes a mouse-driven, multi-window interface for easy operation and a 19-inch, 1280x1280-pixel, 20-up, high-resolution image monitor with features such as electronic magnifying glass and real-time, continuous zoom and pan.

         Because of the openness of the QUAD 7000 and FONAR's coil development and CINE, QUAD 7000 users can plan on adding the works-in-progress CINE-FLEX(TM) option to their scanners. CINE-FLEX(TM) is a set of specialized coils and matching fixtures that enable full-range CINEs of the knee, shoulder, C-spine, L-spine and TMJ - an impossibility with supercon MRIs.

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

PRODUCT MARKETING

         The principal markets for the Company's scanners are hospitals and private scanning centers. The Company is conducting its marketing through a national network of independent distributors represented by National Imaging Resources, Inc. The Company's network of independent sales representatives and distributors operates on a commission basis in the domestic market.

         The Company exhibited its new products at the trade show held by the Radiological Society of North America ("RSNA") in Chicago in November 1995 and 1996 and plans to attend the RSNA trade shows in November 1997 and future years as well. The RSNA trade show is held annually and is attended by most manufacturers of MRI scanners.

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

SERVICE AND UPGRADES FOR MRI SCANNERS

         The Company regards its customer base of approximately 100 scanners installed or in the process of being installed as a major asset. It has been and will continue to be a significant source of income, independent of direct sales.

         Income is generated from the installed base in two principal areas namely, service and upgrades. Service and maintenance revenues from the Company's installed base were approximately $6.6 million in fiscal 1995, $6.1 million in fiscal 1996 and $4.6 million in fiscal 1997. The decreases in fiscal 1996 and 1997 were principally the result of the retirement of old scanners.

         The Company anticipates that its new line of QUAD scanners will result in significant upgrades income in future fiscal years. The potential for upgrades income originates in the exceptional versatility and productivity of the MRI technology. New medical uses for the technology are constantly being discovered. Dramatic new features can often be added to the scanner by the implementation of little more than versatile new software packages. Such enhancements are attractive to the end users because they extend the useful life of the equipment and enable the user to avoid obsolescence and the expense of having to purchase new equipment.

RESEARCH AND DEVELOPMENT

         During the fiscal year ended June 30, 1997, the Company incurred expenditures of $3,928,035 ($108,809 of which was capitalized) on research and development, as compared to $3,607,703 ($251,659 of which was capitalized) and $3,356,120 ($281,052) of which was capitalized) incurred during the fiscal years ended June 30, 1996 and June 30, 1995, respectively.

         Research and development activities have focused, in large part, on the development and enhancement of the Company's QUAD MR scanners and on the continued enhancement of the Ultimate and Beta 3000 and Beta 3000M products. The QUAD and Ultimate scanners involved significant software and hardware development as the new products represented entirely new hardware design and architecture requiring a complete new operating software system. Most recently, the Company's research activity has centered on developing a multitude of new features for the QUAD series scanners made possible by the QUAD's high speed processing power. The Company is also investing in developing its QUAD scanners for surgical MRI.

BACKLOG

         The Company's backlog of unfilled orders at September 1, 1997 was approximately $6.4 million, as compared to $6.8 million at September 1,
1996.   Of these amounts, approximately $1.2 million and $1.3 million had been paid to the Company as customer advances as at September 1, 1997 and September 1, 1996, respectively. It is expected that the existing backlog of orders will be filled within the current fiscal year. The Company's contracts generally provide that if a customer cancels an order, the customer's initial down payment for the MRI scanner is nonrefundable.

PATENTS AND LICENSES

         There are currently numerous patents in effect which relate to the technology and components of the MRI scanners, some of which are registered in the name of the Company and others which are registered in the name of Dr. Raymond V. Damadian, the President and principal stockholder of the Company. The Company believes that these patents, which expire at various times from 1999 to 2014, and the know-how it developed, are material to its business.

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

ENFORCEMENT OF PATENTS

         On September 2, 1992, the Company commenced legal action to enforce its patent rights, filing suit against Hitachi Ltd., General Electric Company and others in the United States District Court for the Eastern District of New York. Prior to trial in April 1995, FONAR settled with Hitachi. On May 26, 1995 the jury rendered a verdict against General Electric Company awarding FONAR $110,575,000 for infringement of its multi-angle oblique patent (Apparatus and Method for Multiple Angle Oblique MRI, 10/3/89, U.S. Patent No. 4,871,966) and Dr. Damadian's pioneer cancer detection patent (Apparatus and Method for Detecting Cancer in Tissue, 2/5/74, U.S. Patent No. 3,789,832). On September 30, 1995, the Court decided the parties' respective post-trial motions, awarding FONAR $61,950,000 and an injunction (stayed pending appeal) on the multi-angle oblique patent (U.S. Patent No. 4,871,966). Although finding that the cancer detection patent was valid (U.S. Patent No. 3,789,832), the Court overturned the jury's determination that General Electric Company's MRI scanners infringed the patent. Both the Company and General Electric Company appealed. In February 1997, the United States Court of Appeals for the Federal Circuit affirmed the judgment against General Electric Company for infringement of the multi-angle oblique patent. In addition, the Court of Appeals reversed the District Court on the original MRI patent and reinstated the jury verdict awarding FONAR $35 million. Following the Court of Appeals' denial of its petition for a rehearing and both the Court of Appeals' and Chief Justice Rehnquist's denial of its application for a stay, General Electric Company paid FONAR $128.7 million (inclusive of interest) on July 2, 1997. In August 1997 General Electric filed a petition for a writ of certiorari to the Supreme Court. The Supreme Court denied General Electric Company's petition on October 6, 1997. The Company is represented by Robins, Kaplan, Miller and Ciresi, the Minneapolis based national law firm that represented Honeywell in its lawsuit against Minolta for infringement of Honeywell's autofocus patents.

         In June 1995, the Company filed suits against Siemens Medical Systems, Inc., Philips Electronics North America Corporation and related parties for infringement of FONAR's multi-angle oblique patent, Dr. Damadian's pioneer cancer detection patent and, in the case of Siemens Medical Systems, Inc., two additional MRI patents. FONAR settled with the Philips companies in April, 1996 and the Siemens companies in September, 1996.

         In March 1996, FONAR commenced a patent infringement suit against Toshiba American MRI, Inc. and Toshiba American Medical Systems, Inc.

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

PRODUCT COMPETITION

    MRI SCANNERS

         A majority of the MRI scanners in use in hospitals and outpatient facilities and at mobile sites in the United States are based on superconductive magnet technology while the balance are based on non-superconductive magnet technology. FONAR's non-superconductive MRI scanners are competing principally with superconductive scanners. The QUAD 12000 scanner, however, utilizing a 6,000 gauss (.6 Tesla field strength) iron core electromagnet, is the first "open" MR scanner above low field strength (above 600 gauss).

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

         6.  Their set-up and disconnect time for a Mobile
 Scanner is shorter than for a mobile superconductive scanner.

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

U.S. HEALTH MANAGEMENT CORPORATION
(PHYSICIAN PRACTICE MANAGEMENT BUSINESS)

         U.S. Health Management Corporation ("HMC") was organized by the Company in March 1997 as a wholly-owned subsidiary for the purpose of engaging in the business of providing comprehensive management services to physicians' practices and other medical providers, including diagnostic imaging centers and ancilliary services. The services to be provided by the Company include development, administration, leasing of office space, facilities and medical equipment, provision of supplies, staffing and supervision of non-medical personnel, legal services, accounting, billing and collection and the development and implementation of practice growth and marketing strategies. This business is sometimes referred to as "physician practice management," "PPM" or "practice management." Revenues are earned not from the performance of medical services, but through providing management, administrative, equipment, personnel and other resources required by the medical provider.

         HMC became actively engaged in the PPM business through two acquisitions which were consummated effective June 30, 1997. The acquired companies in both cases were actively engaged in the business of managing medical providers. With the exception of one multi-specialty practice, all of the medical providers are diagnostic imaging centers, principally MRI scanning centers.

         The first acquisition was of a group of several interrelated corporations, limited liability companies and a partnership engaged in the business of managing three diagnostic imaging centers and one multi-speciality practice in New York State. The transaction was effected through a merger between a wholly-owned subsidiary of HMC (formed for the purpose of effecting the transaction) and Affordable Diagnostics, Inc., one of the acquired companies which immediately prior to the merger had acquired the assets and assumed the liabilities of the other acquired companies (together, the "Affordable Companies").

         The business of the Affordable Companies, which will be continued by HMC, consists of providing management, space, equipment, personnel and other resources to the four managed facilities. The services provided at the facilities include MRI scans, CAT scans, x-rays, physical rehabilitation, and in connection with physical rehabilitation, ultra-sound and SSEP/EMG electromygographic diagnostics. The four managed facilities are located in Brewster, New York (MRI), Yonkers, New York (MRI and x-ray), Bronx, New York (MRI and CT) and Riverdale, New York (multi-specialty practice, ultra-sound and SSEP/EMG electromygographic diagnostics). The assets acquired through the acquisition include three MRI scanners, one CT scanner, one x-ray machine, rehabilitation equipment and ultra-sound and electromygographic machines. The equipment is leased to and used at the managed facilities. In addition, HMC is consummating the purchase of an additional MRI scanner pursuant to a contract entered into prior to the acquisition. The scanner is a mobile unit which is intended to be provided to a number of hospitals on a shared basis, as needed, in northern New Jersey.

         The second completed acquisition was of Raymond V. Damadian, M.D. MR Scanning Centers Management Company ("RVDC"). Pursuant to the terms of the transaction, HMC purchased all of the issued and outstanding shares of stock of RVDC from Raymond V. Damadian in exchange for 10,000 shares of the Common Stock of FONAR. Raymond V. Damadian, the principal stockholder, President and Chairman of the Board of FONAR, was the sole stockholder, director and President of RVDC immediately prior to the acquisitions. The business of RVDC, to be continued by HMC, was the management of MRI diagnostic imaging centers in New York, Florida, Georgia and other locations.

         As a result of these transactions with Dr. Damadian, HMC has acquired the business of managing 21 MRI scanning centers. Seventeen of the scanning centers are managed pursuant to management agreements, and 4 of the centers are partnerships with RVDC as the general partner. Effective July 1, 1997, HMC entered into new management agreements with the centers. Pursuant to the management agreements, HMC is providing comprehensive management services, including administrative services, office facilities, office equipment, supplies and personnel (except for physicians) to the centers. Service for the centers' MRI scanning equipment is provided under the management agreements in these cases. MRI scanning systems are provided to 8 of the centers pursuant to scanner leases entered into effective July 1, 1997. All of the facilities previously managed by RVDC are MRI scanning centers.

HMC GROWTH STRATEGY

         In addition to acquiring existing management companies (i.e. RVDC and the Affordable Companies), HMC is also pursuing acquisitions pursuant to which HMC would purchase the assets of physicians' practices.
Simultaneously with the acquisition of the assets, HMC would enter into agreements with the physicians (or a professional corporation employing the physicians) pursuant to which HMC would lease the use of the assets and provide management services. The professional corporation could be either affiliated with HMC or owned by the selling physicians.

         HMC intends to pursue such transactions with primary care practices and specialists to whom primary care doctors typically refer patients. HMC believes that there are numerous existing medical practices that could benefit from improved management techniques which would allow the physicians to spend more time treating patients (thereby increasing their revenue) and less time being concerned with the day to day tasks of managing the business.

         In addition, expansion plans for HMC's clients will include opening more offices and expanding existing offices so as to enable practices to treat more patients more efficiently.

         HMC will seek to create a network of physicians to participate in managed care. HMC believes that the creation of this network will be particularly helpful to its clients where capitated fee agreements are negotiated with insurers since its clients will be able to offer more services from more locations and thereby obtain a higher capitation rate than they might otherwise have been able to obtain.

         HMC's growth strategy is intended to enable its medical practice clients to retain and enhance revenues and to offer patients cost-effective medical care within an integrated practice offering a broad range of evaluation, testing, diagnostic, treatment and therapeutic services. In the longer term, as the network of offices to which it provides its management services grows, HMC believes that it will be in an excellent position to attract managed care contracts for its clients from employers and insurance carriers.

MEDICAL PRACTICE MANAGEMENT SERVICES

         HMC's services to the facilities it manages encompass substantially all of the facilities' operations. These services include:

              (1) Offices and Equipment. HMC provides office space and equipment to its clients. This includes technologically sophisticated medical equipment. HMC also provides improvements to leaseholds, assistance in site selection and advice on improving, updating, expanding and adapting to new technology.

              (2) Personnel. HMC staffs all the non-medical positions of its clients with its own employees, eliminating the client's need to interview, train and manage non-medical employees, as well as process the necessary tax, insurance and other documentation relating to employees.

              (3) Administrative. HMC assists in the scheduling of patient appointments, purchasing of medical supplies and equipment and handling of reporting, accounting, processing and filing systems. It prepares and files the physician portions of complex forms to ensure full and timely regulatory compliance and appropriate cost reimbursement under no-fault insurance and workers' compensation guidelines.

              (4) Billing and Collections. HMC is responsible for the billing and collection of revenues from third-party payors including those governed by no-fault and workers' compensation statutes.

              (5) Cost Saving Programs. Based on available volume discounts, HMC seeks to obtain favorable pricing for medical supplies, equipment, pharmaceuticals and other inventory for its clients.

              (6) Diagnostic Imaging and Ancilliary Services. With the acquisition of RVDC, HMC can offer access to diagnostic imaging equipment through diagnostic imaging facilities managed by it. The Company is expanding the ancilliary services offered in its network to include CT-scans, x-rays, ultrasound, and other ancilliary services useful to its clients.

              (7) Marketing Strategies. HMC is responsible for developing marketing plans for its clients.

         HMC provides its services pursuant to negotiated contracts with its clients. While HMC believes it can provide the greatest value to its clients by furnishing the full range of services appropriate to that client, HMC would also be willing to enter into contracts providing for a more limited spectrum of management services.

HMC MARKETING

         HMC's marketing strategy is to increase the size, number and locations of medical practices and facilities which it manages. HMC will also seek to broaden the types of medical practices which it services and to develop a client base of primary care and speciality practices as well as diagnostic imaging facilities and other ancilliary services. HMC will seek to promote growth of its clients' patient and revenue bases by developing a network of medical providers and assisting its clients in the development of multi-specialty medical practices.

         Marketing activities include locating medical practices which meet the size, quality and operating parameters set by HMC. HMC will focus on opportunities for expanding the services clients offer and expanding into new geographic areas. HMC will also seek to increase the patient volume of clients.

DIAGNOSTIC IMAGING CENTERS AND OTHER ANCILLIARY SERVICES

         Diagnostic imaging centers managed by HMC provide diagnostic imaging services to patients referred by physicians who are either in private practice or affiliated with managed care providers or other payor groups. The centers are operated in a manner which eliminates the admission and other administrative inconveniences of in-hospital diagnostic imaging services. Imaging services are performed in an outpatient setting by trained medical technologists under the direction of interpreting physicians. Following diagnostic procedures, the images are reviewed by the interpreting physicians who prepare a report of these tests and their findings. These reports are transcribed by HMC personnel and then delivered to the referring physician.

         In addition, HMC is expanding the ancilliary services offered in its network to include CT scans, x-rays, ultrasound and other modalities as may be appropriate for the physician practice mix.

         HMC develops marketing programs in an effort to establish and maintain profitable referring physician relationships and to maximize reimbursement yields. These marketing approaches identify and target selected market segments consisting of area physicians with certain desirable medical specialties and reimbursement yields. Corporate and center managers determine these market segments based upon an analysis of competition, imaging demand, medical specialty and payor mix of each referral from the local market. HMC also directs marketing efforts at managed care providers.

         Managed care providers are becoming an increasingly important factor in the diagnostic imaging industry. To further its position, HMC will seek to expand the imaging modalities offered at its managed centers or to create networks with other imaging centers.

COMPETITION (HMC)

         The medical practice management field is highly competitive. A number of large hospitals have acquired medical practices and this trend may continue. HMC expects that more competition will develop. Many competitors have greater financial and other resources than HMC.

         With respect to the diagnostic imaging centers managed by HMC, the outpatient diagnostic imaging industry is highly competitive. Competition focuses primarily on attracting physician referrals at the local market level and , increasingly, referrals through relationships with managed care organizations. HMC believes that principal competitors for the diagnostic imaging centers are hospitals and independent or management company-owned imaging centers. Competitive factors include quality and timeliness of test results, ability to develop and maintain relationships with managed care organizations and referring physicians, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times.

GOVERNMENT REGULATION APPLICABLE TO HMC

              Various States prohibit business corporations from practicing medicine. Consequently, HMC leases space and equipment to clients and provides clients with a range of non-medical administrative and managerial services. HMC does not engage in the practice of medicine or establish standards of medical practice or policies for its clients.

              Under the federal Self-Referral Law (the "Stark Law") (which is applicable to Medicare and Medicaid patients) and the self-referral laws of various States, certain health practitioners (including physicians, chiropractors and podiatrists) are prohibited from referring their patients for the provision of designated health services (including diagnostic imaging and physical therapy services) to any entity with which they or their immediate family members have a financial relationship, unless the referral fits within one of the specific exceptions in the statutes or regulations. Statutory exceptions under the Stark Law include, among others, direct physician services, in-office ancillary services rendered within a group practice, space and equipment rental and services rendered to enrollees of certain prepaid health plans. Some of these exceptions are also available under the State self-referral laws.

              HMC's clients generate revenue from patients covered by no-fault insurance and workers' compensation programs. In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMC could be required to modify its business practices and services in ways that could be more costly to HMC or in ways that decrease the revenues which HMC receives from its clients.

              HMC believes that it is in compliance with applicable Federal, State and local laws. HMC does not believe that such laws will have any material effect on its business.

EMPLOYEES

         As of July 1, 1997, the Company employed 346 persons on a full-time basis. Of such employees, 10 were engaged in marketing and sales, 36 in research and development, 87 in manufacturing, 46 in customer support services, 137 in administration (including 75 on site at facilities managed by HMC and 32 performing billing, collection and transcription services for those facilities) and 30 professional MRI technicians on site at diagnostic imaging centers managed by HMC.

ITEM 2.  PROPERTIES

         The Company leases approximately 122,240 square feet of office and plant space at its principal offices in Melville, New York and at one other location in Farmingdale, New York at a current aggregate rental rate of approximately $735,321, excluding utilities, taxes and other related expenses. The terms of the various leases extend through 1998 and the beginning of 1999, with options to renew ranging from 17 months to 10 years on its principal facilities. Management believes that these premises are adequate for its current needs.

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

         In February 1997, the Court of Appeals for the Federal Circuit affirmed the District Court's judgment against General Electric for infringement of the Company's Multi-Angle Oblique imaging patent (U.S. Patent No. 4,871,966) but left standing the District Court's determination that General Electric was not liable for inducing others to infringe the patent. With respect to the Cancer Detection Patent (U.S. Patent No. 3,789,832), the Court of Appeals reversed the District Court and reinstated the jury verdict against General Electric awarding the Company $35 million for infringement.

         General Electric subsequently petitioned the Court of Appeals for a rehearing, with the suggestion that the rehearing be held in banc (by all the Circuit judges). On May 8, 1997, the Court of Appeals denied the petition. General Electric then applied for a stay pending an appeal to the United States Supreme Court. The application was denied by the Court of Appeals in the first instance and then by Chief Justice Rehnquist of the Supreme Court.

         Following the denial of General Electric's petition and application for a stay, the District Court entered a judgment based on the Court of Appeals' decision. On July 2, 1997, General Electric paid $128.7 million (inclusive of interest) without, however, prejudicing its right to appeal to the Supreme Court. In August, 1997, General Electric filed a petition for a writ of certiorari requesting the Supreme Court to hear the case. In October 1997, the Supreme Court denied General Electric's petition.

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

              In April 1996, FONAR entered into an agreement with Philips Electronics N.V., Philips Electronics North America Corporation, Philips Medical Systems North America and U.S. Philips Corporation setting the lawsuits and claims between them. The settlement involved a monetary payment to FONAR.

         In September 1996, FONAR entered into an agreement with Siemens Medical Systems, Inc. and its affiliates settling the lawsuits and claims between them. The settlement agreement, which does not admit liability by either party, includes a cross-license by Siemens and FONAR of certain patents relating to MRI technology. FONAR received a monetary payment from Siemens and an agreement by Siemens to pay FONAR royalties.

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

         On April 3, 1990, Summit, Rovins and Feldesman commenced an action in the Supreme Court of the State of New York, County of New York against the Company and its President, Raymond V. Damadian. The complaint alleged unpaid fees for legal services and disbursements in the amount of $664,371.65. The Company contested the plaintiff's claims as excessive and improper charges for legal services, and has asserted various defenses and a counterclaim of $100,000 for a refund of fees. The plaintiff made a motion for summary judgment which was granted as to the existence of liability but denied as to the amount. Dr. Damadian's cross-motion to dismiss the action against him personally was granted. Both parties appealed the court's decisions. On March 9, 1995, the appellate court reversed the granting of summary judgment against FONAR. The appellate court also upheld the dismissal of the action against Dr. Damadian personally. Immediately prior to trial, on June 25, 1997, the parties entered into a settlement pursuant to which the Company will pay Summit, Rovins and Feldesman $415,000.

         In June 1995, a FONAR stockholder commenced an action in the Delaware Court of Chancery against FONAR and its directors, alleging breaches of fiduciary duties by the defendants in connection with a recapitalization plan adopted by the stockholders of the Company on April 3, 1995 (Horace Rubenstein, Individually and on Behalf of All Others Similarly Situated v. Raymond V. Damadian et al., C.A. No. 14378). The action was brought derivatively, on behalf of FONAR and as a class action on behalf of the public holders of FONAR's Common Stock. The defendants answered the complaint and vigorously denied any wrongdoing or liability. The parties reached a settlement agreement which was approved by the Court of Chancery on April 29, 1997. As approved by the Court, the settlement increases the dividends payable on the Company's Common Stock and Class A Non-voting Preferred Stock from the proceeds of its patent litigation. The three percent (3%) dividend originally payable on the Common Stock of any awards collected by the Company on its Cancer Detection Patent (U.S. Patent No. 3,789,832) was increased to 3 1/4% of the first $10 million collected, 4 1/2% of the next $20 million collected and 5 1/2% of any additional amounts collected of any such cash award. The 3% dividend originally payable on the Class A Non-voting Preferred Stock of any awards on the other four patents asserted in the litigation against General Electric Company and Hitachi Ltd., including the Company's Multi-Angle Oblique Imaging Patent, was similarly increased and extended to any patent litigation seeking to enforce those patents commenced prior to November 29, 1997. In addition, the Company agreed to issue Warrants to purchase Common Stock to holders of record of its Common Stock on October 20, 1995 (the record date for determining the stockholders entitled to receive the Class A Non-voting Preferred Stock). The settlement agreement further provided that there would be no further recapitalizations increasing Dr. Damadian's voting control for a period of 5 years without the consent of a majority of the holders of the Company's Common Stock, and Dr. Damadian agreed to share with the holders of the Common Stock any "control premium" he might receive in connection with the sale by him of Class B or Class C Common Stock during a five year period.

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

              Fiscal Quarter

                                                 Bid        Ask
                                               High  Low  High Low

July        -  September            1994     1.91   1.22  2.00  1.25
October     -  December             1994     2.50   1.28  2.53  1.31
January     -  March                1995     2.50   1.53  2.53  1.63
April       -  June                 1995     4.50   2.38  4.56  2.41
July        -  September            1995     3.84   2.56  4.00  2.63
October     -  December             1995     3.91   2.50  3.97  2.56
January     -  March                1996     2.78   2.09  2.81  2.13
April       -  June                 1996     3.00   2.19  3.03  2.25
July        -  September 3          1996     2.63   2.13  2.72  2.19
October     -  December             1996     3.06   2.22  3.13  2.25
January     -  March                1997     4.44   2.09  4.50  2.13
April       -  June                 1997     3.16   2.28  3.19  2.34
July        -  September 22         1997     3.44   2.72  3.50  2.75

         On September 22, 1997, the Company had approximately 4,479 stockholders of record of the Company's Common Stock, 14 stockholders of record of the Company's Class B Common Stock, 4 stockholders of record of the Company's Class C Common Stock and 4,639 stockholders of record of the Company's Class A Non-voting Preferred Stock.

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

Item 6.  SELECTED FINANCIAL DATA
     The following selected consolidated financial data has been extracted from the Company's consolidated financial statements for the five years ended
June 30, 1997. The selected financial data for 1997, 1996 and 1995 reflects the results of operations, assets and liabilities of RVDC and the assets and liabilities of the Affordable Companies. The selected financial data for 1994 and 1993 is not consolidated with these entities. This consolidated selected financial data should be read in conjunction with the consolidated financial statements of the Company and the related notes included in Item 8 of this form.
See "Management's Discussion and Analysis of Financial Condition and Results of
Operations" for a discussion of the Company's business plan.

                                       As of, or For the Period Ended June 30,

STATEMENT OF OPERATIONS  1997          1996          1995          1994**         1993**
                         -----------   -----------   -----------   ------------   -----------

Revenues                 $17,633,066   $13,915,725   $16,522,676   $15,387,000   $16,802,000

Cost of                  $13,828,574   $10,417,384   $ 6,360,134   $ 7,814,000   $ 9,608,000
revenues

Research and             $ 3,928,035   $ 3,607,703   $ 3,356,120   $ 2,803,000   $ 2,181,000
Development Expenses

Net Income (loss)        $56,068,771   $(11,407,444) $(7,549,625)  $  (335,000)  $   238,000

Net income (loss)                .95            -.22         -.17        -0.01          0.01
per common share

Weighted average          59,097,965    51,516,470     45,055,334   36,774,000     30,870,000
number of shares
outstanding  *


BALANCE SHEET DATA

Working capital          $64,837,573   $(1,575,857)  $(4,498,911)  $ (7,749,000) $(12,239,000)
(deficit)

Total                    $106,690,561  $28,057,384   $27,949,122   $48,418,000   $42,811,000
assets

Long-term debt and       $  4,211,269  $ 4,204,935   $ 4,274,420   $ 5,884,000   $ 9,483,000
obligations under
capital leases

Stockholders'            $ 73,245,262  $11,412,629   $29,394,096   $28,333,000   $18,022,000
equity

  * Adjusted for stock dividend of Class A Non-voting Preferred Stock declared in October, 1995.

  ** Does not reflect consolidation with RVDC or the Affordable Companies.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS.

INTRODUCTION.

         The Company was formed in 1978 to engage in the business of designing, manufacturing and selling MRI scanners. In 1997, the Company formed a wholly-owned subsidiary, U.S. Health Management Corporation ("HMC") in order to expand into the physician practice management business. In connection with its entry into this new line of business, HMC completed two acquisitions.

         The first acquisition was of a group of companies engaged in the business of managing three diagnostic imaging centers and one multi-specialty practice in New York State (the "Affordable Companies"). The second acquisition was of Raymond V. Damadian, M.D. MR Scanning Centers Management Company ("RVDC"), a company owned by FONAR's principal stockholder, President and Chairman of the Board, Raymond V. Damadian. The business of RVDC, to be continued by HMC, was the management of MRI diagnostic imaging centers in New York, Florida, Georgia and other locations.

              FONAR's principal MRI products are its QUAD 7000 and QUAD 12000 MRI scanners. Having received the necessary FDA approvals for its QUAD scanners, the Company believes it is in a position to aggressively seek new sales. The QUAD scanners are highly competitive and totally new non-claustrophobic scanners not previously available in the MRI market. At
 .6 Tesla field strength, the QUAD 12000 magnet is the highest field "Open MRI" in the industry, offering non-claustrophobic MRI together with high-field image quality for the first time. The Company expects vigorous sales from its new products.

              As part of its scanner marketing program, the Company attended the industry's annual trade show, RSNA (Radiological Society of North America) in November 1995 and 1996, and plans to do so again in November 1997. The Company believes that it is uniquely positioned to take advantage of the rapidly expanding "Open MRI" market, as the manufacturer of the only high-field "Open MRI" in the industry. The Company expects marked demand for this product since image quality increases as a direct proportion to magnetic field strength. In addition, the Company's new scanners provide improved image quality and high speed imaging at costs that are significantly less than the competition and more in keeping with the medical cost reduction demands being made by our national leaders on behalf of the public.

         As at September 1, 1997, the Company's backlog of unfilled orders was approximately $6.4 million, as compared to approximately $6.8 million at September 1, 1996.

         HMC generates revenues from providing comprehensive management services (including development, administration, accounting and billing and collection services) together with office space, medical equipment, supplies and non-medical personnel to its clients. Revenues are in the form of management and leasing fees.

         HMC did not actively engage in business until after June 30, 1997, which was the effective date of its acquisitions of the Affordable Companies and RVDC. As separate businesses, the Affordable Companies had been engaged in business since 1994 and RVDC had been engaged in business since 1990.
For financial statement presentation the results of operations, assets and liabilities of the Company and RVDC have been consolidated for prior periods. The Affordable Companies have been consolidated for balance sheet purposes, but not for results of operations for prior periods. In connection with the acquisition of the Affordable Companies and related transactions, the Company has issued 2,164,000 shares of its Common Stock and will release from escrow an additional 576,000 shares provided certain financial performance goals are met. The acquisition of RVDC was consummated by the purchase of all of the outstanding shares of RVDC for 10,000 shares of the Company's Common Stock.

         The Company's efforts to reduce infringement of its intellectual property rights by competitors have produced material benefits, as reflected in the $128.7 million recovered from General Electric Company. After deduction of attorney's fees, the net amount of $77.2 million was collected by the Company on July 2, 1997. The full amount of the award was recognized for financial statement purposes in fiscal 1997 (See Financial Statements). The Company also has commenced and settled similar patent infringement suits against other major competitors (See "Litigation").


RESULTS OF OPERATIONS.
FISCAL 1997 COMPARED TO FISCAL 1996

         Except where otherwise indicated, the results of operations reflect the consolidation of the Company and RVDC, but not of the Affordable Companies.

         In fiscal 1997, the Company experienced net income of $56.0 million on revenues of $17.6 million as compared to a net loss of $11.4 million on revenues of $13.9 million for fiscal 1996. Revenues and income (losses) attributable to RVDC were approximately $8.1 million and ($2.0 million) respectively for fiscal 1997 and $5.7 million and ($4.8 million) respectively for fiscal 1996. As noted above, net income for fiscal
1997 reflects the net income attributable to the award received by the Company in its patent litigation.

         As the Company has expanded its operations and productive capacity, costs and expenses increased in fiscal 1997. Cost of revenues increased from $10.4 million in fiscal 1996 to $13.8 million in fiscal 1997. Research and development, selling, general and administrative expenses increased to approximately $24.2 million for fiscal 1997 from approximately $17.2 million for fiscal 1996. Costs of revenues and selling general and administrative expenses attributable to RVDC were $1.9 million and $7.2 million respectively for fiscal 1997 and $2.1 million and $6.8 million, respectively for fiscal 1996.

         Continuing its tradition as the originator of MRI, the Company remained committed to maintaining its position as the leading innovator of the industry through aggressive investing in research and development. In fiscal 1997 the Company continued its investment in the development of its new MRI scanners, together with software and upgrades, with an investment of $3,928,035 in research and development ($108,809 of which was capitalized) as compared to $3,607,703 ($251,659 of which was capitalized) in fiscal 1996. The research and development expenditure was approximately 22.3% of revenues in 1997 and $25.9% of revenues in 1996.

         The Company has continued its efforts to increase scanner sales in
foreign countries as well as domestically.   Based on sales to date, further
indications of interest, meetings, sales trips abroad and negotiations, the Company is optimistic that foreign sales will continue to prove a significant source of revenue.

         The Company continued to benefit as a result of programs set in motion in fiscal 1989; namely strict cost containment initiatives and expanding the corporate business into a greater number of profitable enterprises within and related to the MRI and medical industries (e.g., physician practice management, customer service, upgrades). As a result of this expansion, including the acquisition of RVDC, the percentage of the Company's revenue derived from sources other than scanner sales was approximately 70.64% for fiscal 1997 and 85.2% for fiscal 1996.


FISCAL 1996 COMPARED TO FISCAL 1995

         In fiscal 1996, the Company experienced a net loss of $3.4 million on revenues of $13.1 million as compared to a net loss of $1.8 million on revenues of $14.1 million for fiscal 1995. Revenues and income (losses) attributable to RVDC were $5.7 million and ($4.8 million), respectively for fiscal 1996 and $7.8 million and ($2.0 million), respectively for fiscal 1995.

         Lower revenues experienced in fiscal 1996 were the principal reason for the operating losses experienced in fiscal 1996 (operating losses of $15.3 million in fiscal 1996 as compared to $10.1 million in fiscal 1995). Lower revenues reflected strong competition in the markets for both MRI products and diagnostic imaging services, and a continued weak domestic demand for MRI scanners in a marketplace eager to see new products that would address both the heightened cost pressures on MRI and the patient demand for non-claustrophobic scanners.

         As at September 1, 1996, the Company's backlog of unfilled scanner orders was approximately $6.8 million, as compared to $4.0 million at September 1, 1995.

         As the Company has expanded its operations and productive capacity to meet and anticipate new orders, costs and expenses increased in fiscal 1996. Although cost of revenues remained relatively constant at approximately $10.4 million in 1996 as compared to $10.2 million in fiscal 1995, research and development, selling, general and administrative expenses increased to approximately $17.2 million for fiscal 1996 from approximately $15.0 million for fiscal 1995. Costs of revenues and selling, general and administrative expenses attributable to RVDC were $2.1 million and $6.8 million respectively for fiscal 1996 and $1.8 million and $6.0 million for fiscal 1995.

         In fiscal 1996 the Company invested $3,607,703 in research and development ($251,659 of which was capitalized) as compared to $3,356,120 in research and development ($281,052 of which was capitalized) in fiscal 1995. The research and development expenditure was approximately 25.9% of revenues in 1996 and 20.3% of revenues in 1995.


LIQUIDITY AND CAPITAL RESOURCES

              At June 30, 1997, the Company's liquidity and capital resources positions changed from the June 30, 1996 position as follows:

                  June 30,         June 30,
                    1997            1996              Change
                  ____________     ____________     __________
Working capital
(deficiency)      $64,837,573      ($1,575,857)     $66,413,430


              The improvement in the Company's working capital position resulted primarily from the award in its patent litigation ($77.2 million), but cash and accounts receivable increased from fiscal 1996 to fiscal 1997 as well (to $11.9 million at June 30, 1997 from $8.5 million at June 30,
1996). The increase in current liabilities from $14.9 million to $28.5 million at June 30, 1997 was attributable principally to dividends payable on the awards and settlements in the Company's patent litigation, accrued compensation, taxes and legal fees.

              Since June 1989, a principal objective of the Company has been to reduce and ultimately eliminate its debt. Since the inception of the plan, interest bearing debt was reduced from $23.1 million in fiscal 1989 (which does not include any indebtedness of RVDC) to $4.6 million on a consolidated basis with RVDC at June 30, 1997 ($3.9 million without consolidating RVDC). From June 30 1996 to June 30, 1997, interest-bearing debt increased slightly, from $4.3 million to $4.6 million, reflecting principally the financing of new equipment in connection with the expansion of the Company's productive capacity.

              As of June 30, 1997, the Company had no unused credit facilities with banks or financial institutions.

              The Company's business plan currently includes an aggressive program for manufacturing and selling its new line of QUAD scanners which are achieving success in the marketplace. In addition the Company plans, through its subsidiary, U.S. Health Management Corporation, to develop and expand its PPM (physician practice management) business (See "Description of Business").

              The Company believes its present financial resources are sufficient to achieve the sales, service and production levels necessary to support its operations.

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

         In addition to leasing products to customers, the Company has developed and begun to implement a new program to finance a portion of the purchase price of its scanners through a newly formed subsidiary, Fonar Acceptance Corporation, and to assist the customer in obtaining the remaining portion of its financing through an independent source or sources. The new program is intended to increase the overall profitability of the Company by assisting in the sale of scanners and participating in the profits derived from financing those sales.

         Since 1990 the Company has restructured various long-term loans and notes. The significant changes included extended maturity dates, and the addition of unpaid interest to the note and loan balances.

         Capital expenditures for each of fiscal 1997 and 1996 approximated $1.75 million and $1.76 million, respectively, and substantially consisted of capitalized computer software costs in connection with the development of scanner products, patent costs, copyright costs and production equipment.

         The Company's business plan initiated in September 1989, had as its objective the enhancement and stabilization of revenue streams through the generation of additional income from its installed base of scanners and leasing programs. In addition, the Company instituted strict cost containment programs. While continuing to focus on new sources of income, the Company now has commenced aggressive sales and manufacturing of its new generation of Open MRI scanners, the QUAD scanners and is reemphasizing MRI Scanner sales. In addition, the Company is seeking to enhance revenue by entering into the PPM (physician practice management) business through its new subsidiary, U.S. Health Management Corporation ("HMC").

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

         The Company's plan calls for a continuing emphasis on providing its customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from the Company's installed base of scanners were $3.7 million for the year ended June 30, 1996 and $2.5 million for the year ended June 30, 1997 (transactions between the Company and RVDC are eliminated in the consolidation). The Company will continue to aggressively develop and market upgrades and enhancements for previously installed scanners.

         The Company's working capital surplus as of June 30, 1997 approximates $64.8 million, as compared to a working capital deficiency of $1.6 million as of June 30, 1996.

         The Company believes that the above mentioned financial resources will provide the cash flows needed to achieve the sales, service and production levels necessary to support its operations. In addition, the Company is exploring other more permanent financing alternatives which may become available as the success of the previously described programs accelerates.

Item 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       FONAR CORPORATION AND SUBSIDIARIES
            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES








                                                       Page No.

INDEPENDENT AUDITORS' REPORT                              F-2

CONSOLIDATED BALANCE SHEETS                            F-3; F-4
  At June 30, 1997 AND 1996

CONSOLIDATED STATEMENTS OF OPERATIONS                     F-5
  For the Three Years Ended June 30,
  1997, 1996 and 1995

CONSOLIDATED  STATEMENTS OF STOCKHOLDERS'
  EQUITY For the Three Years                          F-6 to F-14
  Ended June 30, 1997, 1996 and 1995

CONSOLIDATED STATEMENTS OF CASH FLOWS                  F-15; F-16
  For the Three Years Ended June 30, 1997,
  1996 and 1995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           F-17 to F-70

SELECTED FINANCIAL DATA                                   (*)
  For the Five Years Ended June 30, 1997

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

                                         INDEPENDENT AUDITORS' REPORT
                                         ----------------------------

To the Board of Directors
FONAR Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries as at June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FONAR Corporation and Subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.

During each of the years in the three-year period ended June 30, 1997, a significant portion of the Company's revenues was from related parties (see Note
18).


                                             /S/ TABB, CONIGLIARO & McGANN, P.C.
                                                 TABB, CONIGLIARO & McGANN, P.C.

                                                              New York, New York
                                                                October 13, 1997

                       FONAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                    ASSETS
                                                    ------
                                                          June 30,
                                                ---------------------------
                                                    1997           1996
                                                ------------    -----------
CURRENT ASSETS
  Cash and cash equivalents                     $  5,861,500    $ 3,861,167
  Receivable from litigation award                77,223,460         -
  Accounts receivable, net                         6,000,063      4,599,576
  Costs and estimated earnings in
    excess of billings on uncompleted
    contracts                                        818,865        336,455
  Inventories                                      3,440,509      3,629,244
  Prepaid expenses and other current
    assets                                           409,673        905,271
                                                ------------    -----------
        TOTAL CURRENT ASSETS                      93,754,070     13,331,713

ASSET HELD FOR RESALE                                -              450,000
PROPERTY AND EQUIPMENT - Net                       6,068,675      3,720,090
ADVANCES AND NOTES TO  AFFILIATES  AND
  RELATED  PARTIES,  Net of  discounts
  and allowance for doubtful  accounts
  of $3,750,000 and $1,250,000 at June 30,
  1997 and 1996, respectively                      1,928,625      5,109,857
LONG-TERM ACCOUNTS RECEIVABLE, Net of
   allowance for doubtful accounts of
   $2,490,018 and $1,990,018 at June
   30, 1997 and 1996, respectively                   253,534        624,174
NOTES RECEIVABLE, Net of allowance for
   doubtful accounts of $865,964 and
   $708,411 at June 30, 1997 and 1996,
   respectively                                      107,384        157,553
CAPITALIZED SOFTWARE DEVELOPMENT COSTS,
  Net of accumulated amortization of
  $7,465,409 and $6,872,193 at June 30,
  1997 and 1996, respectively                        771,517      1,255,924
OTHER INTANGIBLE ASSETS, Net                       3,569,151      3,204,155
OTHER ASSETS                                         237,605        203,918
                                                ------------    -----------

        TOTAL ASSETS                            $106,690,561    $28,057,384
                                                ============    ===========






See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                      ------------------------------------
                                                       June 30,
                                             ---------------------------
                                                 1997               1996
                                             ------------       -----------
CURRENT LIABILITIES
  Notes payable                              $    415,000       $   100,000
  Current maturities of long-term debt
    and capital lease obligations               2,387,508         2,958,064
  Accounts payable                              2,837,421         2,148,160
  Other current liabilities                    13,687,599         8,305,508
  Dividends payable                             7,637,841           217,226
  Customer advances                               764,402           933,604
  Billings in excess of costs and
    estimated earnings on uncompleted
    contracts                                     192,932           170,008
  Income taxes payable                            100,000            75,000
  Deferred income taxes                         3,071,897              -
                                             ------------       -----------

        TOTAL CURRENT LIABILITIES              31,094,600        14,907,570
                                             ------------       -----------
DEFERRED INCOME TAXES - NON-CURRENT               221,897              -

LONG-TERM DEBT AND CAPITAL LEASE
  OBLIGATIONS, Less current maturities
  (Notes 2, 11 and 15)                          1,823,761         1,246,871

OTHER LIABILITIES                                 100,941            59,023
                                             ------------       -----------
                                                2,146,599         1,305,894
                                             ------------       -----------
MINORITY INTEREST                                 204,100           431,291
                                             ------------       -----------
COMMITMENTS AND CONTINGENCIES (Notes 3,
  9, 11 and 15)

STOCKHOLDERS' EQUITY
  Common stock - $.0001 par value;
    issued - 49,133,422 and 42,871,751
    shares at June 30, 1997 and 1996                4,913             4,287
  Class B common stock (10 votes per
    share) - $.0001 par value; issued
    and outstanding - 5,411 shares at
    June 30, 1997 and 1996                           -                  -
  Class C common stock (25 votes per
    share) - $.0001 par value;
    9,562,824 issued and
    outstanding at June 30, 1997 and
    1996                                              956               956

  Class A non-voting  preferred stock -
    $.0001 par value; issued and
    outstanding - 7,855,627 shares at
    June 30, 1997 and 1996                            785               785

  Preferred stock - $.001 par value;
    issued and outstanding - none                    -                 -
  Paid-in capital in excess of par
    value                                      90,640,637        75,985,245
  Accumulated deficit                         (13,991,988)      (62,422,918)
  Notes receivable from stockholders           (1,918,596)       (1,760,281)
  Unearned compensation                        (1,096,000)           -
  Treasury stock - 108,864 shares of
    common stock at June 30, 1997 and
    1996                                         (395,445)         (395,445)
                                             ------------       -----------
        TOTAL STOCKHOLDERS' EQUITY             73,245,262        11,412,629
                                             ------------       -----------
        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY               $106,690,561       $28,057,384
                                             ============       ===========
See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                     For the Years Ended June 30,
                              -------------------------------------
                                 1997             1996               1995
                              -----------      -----------       -----------
REVENUES

    Product sales - net       $ 5,177,346      $ 2,060,888       $ 2,383,309
    Service and repair fees
      - net                     2,686,048        3,927,383         4,533,653
    Related parties -
      service and repair
      fees - net                1,828,086        1,972,304         1,831,258
    Related parties -
      scanning and
      management fees - net     7,941,586        5,955,150         7,804,456
                              -----------      -----------       -----------

      TOTAL REVENUES - Net     17,633,066       13,915,725        16,552,676
                              -----------      -----------       -----------

COST OF REVENUES
  Product sales                 8,277,945        4,818,952         5,509,147
  Service and repair fees       2,202,120        2,451,708         2,256,036
  Related parties - service
    and repair fees             1,535,981        1,054,652           759,771
  Related parties -
    scanning and management
    fees - net                  1,812,528        2,092,072         1,667,588
                              -----------      -----------       -----------

TOTAL COST OF REVENUES         13,828,574       10,417,384        10,192,542
                              -----------      -----------       -----------

GROSS PROFIT                    3,804,492        3,498,341         6,360,134
                              -----------      -----------       -----------

EXPENSES
  Research and development
    expenses                    3,928,035        3,607,703         3,356,120
  Selling and marketing
    expenses                    2,369,652        2,069,045         1,497,825
  General and
    administrative expenses    17,873,396       11,517,538        10,166,435
  Provision for bad debt        3,608,062        1,226,014           116,514
  Compensatory element of
    stock issuances               407.052          355,327         1,363,194
                              -----------      -----------       -----------
                               28,186,197       18,775,627        16,500,088
                              -----------      -----------       -----------


LOSS FROM OPERATIONS          (24,381,705)      (15,277,286)     (10,139,954)

INTEREST EXPENSE                 (311,900)         (609,071)      (1,226,777)

INTEREST INCOME                   385,500           310,489          293,137

OTHER INCOME, principally
  gain on litigation awards    83,099,685         4,007,576        3,322,201
                              -----------      ------------      -----------

INCOME (LOSS) BEFORE
  PROVISION FOR TAXES AND
  MINORITY INTEREST            58,791,580       (11,568,292)      (7,751,393)

PROVISION FOR INCOME TAXES      2,950,000            19,965          145,558
                              -----------      ------------      -----------
INCOME (LOSS) BEFORE
  MINORITY INTEREST            55,841,580       (11,588,257)      (7,896,951)

MINORITY INTEREST IN NET
  LOSS OF SUBSIDIARY AND
  PARTNERSHIP                     227,191           180,813          347,326
                              -----------      ------------      -----------

NET INCOME (LOSS)             $56,068,771      $(11,407,444)     $(7,549,625)
                              ===========      ============      ===========

NET INCOME (LOSS) PER SHARE         $0.95           $(0.22)           $(0.17)
                                    =====           ======            ======
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING           59,097,965       51,516,470        45,055,334
                              ===========      ===========       ===========

See accompanying notes to consolidated financial statements.
                                       F-5

                        FONAR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE YEAR ENDED JUNE 30, 1997
                                                             Class A
                                                           Common Stock
                                         Per Share  -----------------------
                                            Amount     Shares       Amount
                                          --------- -----------   ---------
Balance - June 30, 1996                   $   -      42,871,751    $  4,287
 Shares issued as follows:
    Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                          2.56      159,025          16
    Under incentive stock option plan         2.09      259,375          26
 Shares issued under non-statutory plans      2.46    2,100,000         210
 Issuance of stock in settlememt
    of liabilities                            2.49      579,271          58
 Issuance of stock under stock bonus
    plans                                     2.38    1,000,000         100
 Issuance of stock under consulting
    contracts                                 2.74      400,000          40
 Issuance of stock for acquisition of
    Affordable Dioagnostics, Inc.             2.06    1,764,000         176
 Net Change in notes receivable from
    stockholders                                           -           -
 Stock divident adjustment                                 -           -
 Dividend - preferred stock                                -           -
       NET INCOME                                          -           -
                                                     ----------    --------
 Balance - JUNE 30, 1997                             49,133,422    $  4,913
                                                     ==========    ========
                                                             Class B
                                                           Common Stock
                                                     ----------------------
                                                       Shares       Amount
                                                     -----------   --------
 Balance - June 30, 1996                                   5,411       -
 Shares issued as follows:
    Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                                        -          -
    Under incentive stock option plan                       -          -
 Shares issued under non-statutory plans                    -          -
 Issuance of stock in settlememt
    of liabilities                                          -          -
 Issuance of stock under stock bonus
    plans                                                   -          -
 Issuance of stock under consulting
    contracts                                               -          -
 Issuance of stock for acquisition of
    Affordable Dioagnostics, Inc.                           -          -
 Net Change in notes receivable from
    stockholders                                            -          -
 Stock divident adjustment                                  -          -
 Dividend - preferred stock                                 -          -
       NET INCOME                                           -          -
                                                      ----------   --------
 Balance - JUNE 30, 1997                                   5,411       -
                                                      ==========   ========
                    FONAR CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED JUNE 30, 1997
 (continued)                                          Class C Common Stock
                                                      ---------------------
                                                         Shares     Amount
                                                       ---------   --------
 Balance - June 30, 1996                               9,562,824        956
 Shares issued as follows:
    Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                                        -          -
    Under incentive stock option plan                       -          -
 Shares issued under non-statutory plans                    -          -
 Issuance of stock in settlememt
    of liabilities                                          -          -
 Issuance of stock under stock bonus
    plans                                                   -          -
 Issuance of stock under consulting
    contracts                                               -          -
 Issuance of stock for acquisition of
    Affordable Dioagnostics, Inc.                           -          -
 Net Change in notes receivable from
    stockholders                                            -          -
 Stock divident adjustment                                  -          -
 Dividend - preferred stock                                 -          -
       NET INCOME                                           -          -
                                                      ----------   --------
 Balance - JUNE 30, 1997                               9,562,824        956
                                                      ==========   ========
                                             Class A Non-Voting      Paid-in
                                               Preferred Stock     Capital in
                                            -------------------     Excess of
                                              Shares     Amount     Par Value
                                            ---------    ------    -----------
 Balance - June 30, 1996                    7,855,627       785    $75,985,245
 Shares issued as follows:
    Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                             -         -           407,036
    Under incentive stock option plan            -         -           543,334
 Shares issued under non-statutory plans         -         -         5,159,166
 Issuance of stock in settlememt
    of liabilities                               -         -         1,444,464
 Issuance of stock under stock bonus
    plans                                        -         -         2,375,296
 Issuance of stock under consulting
    contracts                                    -         -         1,095,960
 Issuance of stock for acquisition of
    Affordable Dioagnostics, Inc.                -         -         3,630,136
 Net Change in notes receivable from
    stockholders                                 -         -              -
 Stock divident adjustment                       -         -              -
 Dividend - preferred stock                      -         -              -
       NET INCOME                                -         -              -
                                           ----------   -------    -----------
 Balance - JUNE 30, 1997                    7,855,627       785    $90,640,637
                                           ==========   =======    ===========

 See accompanying notes to consolidated financial statements
                                       F-7

                    FONAR CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED JUNE 30, 1997
 (Continued)                                                  Treasury Stock
                                            Unearned      ---------------------
                                          Compensation      Shares      Amount
                                          ------------    ---------  ----------
 Balance - June 30, 1996                         -          108,864  $(395,445)
 Shares issued as follows:
    Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                             -             -          -
    Under incentive stock option plan            -             -          -
 Shares issued under non-statutory plans         -             -          -
 Issuance of stock in settlememt
    of liabilities                               -             -          -
 Issuance of stock under stock bonus
    plans                                        -             -          -
 Issuance of stock under consulting
    contracts                              (1,096,000)         -          -
 Issuance of stock for acquisition of
    Affordable Dioagnostics, Inc.                -             -          -
 Net Change in notes receivable from
    stockholders                                 -             -          -
 Stock divident adjustment                       -             -          -
 Dividend - preferred stock                      -             -          -
       NET INCOME                                -             -          -
                                           -----------   ----------  ----------
 Balance - JUNE 30, 1997                   (1,096,000)      108,864  $(395,445)
                                           ===========   ==========  ==========
                                                    Notes
                                                  Receivable
                                                     from       Accumulated
                                                 Stockholders      Deficit
                                                 ------------  -------------
 Balance - June 30, 1996                         $(1,760,281)    62,422,918
 Shares issued as follows:
    Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                                    -              -
    Under incentive stock option plan                   -              -
 Shares issued under non-statutory plans                -              -
 Issuance of stock in settlememt
    of liabilities                                      -              -
 Issuance of stock under stock bonus
    plans                                               -              -
 Issuance of stock under consulting
    contracts                                           -              -
 Issuance of stock for acquisition of
    Affordable Dioagnostics, Inc.                       -              -
 Net Change in notes receivable from
    stockholders                                    (158,315)          -
 Stock divident adjustment                              -              -
 Dividend - preferred stock                             -        (7,637,841)
       NET INCOME                                       -        56,068,771
                                                 ------------  -------------
 Balance - JUNE 30, 1997                         $(1,918,596)  $(13,991,988)
                                                 ============  =============
 See accompanying notes to consolidated financial statements

                        FONAR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE YEAR ENDED JUNE 30, 1996
                                                             Class A
                                                           Common Stock
                                          Per Share  ----------------------
                                            Amount     Shares       Amount
                                          ---------  ----------    --------
 Balance - June 30, 1995                   $   -     38,229,448    $  3,822
 Shares issued as follows:
    Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                          2.67      157,341          16
    Under incentive stock option plan         2.66       82,125           8
 Shares issued under non-statutory plans      2.69    3,100,000         310
 Issuance of stock in settlememt
    of liabilities                            2.73      802,400          80
 Issuance of stock                            2.08      500,000          50
 Conversion from class B to class C            -           -           -
 Conversion from class B to class A                         437           1
 Net charge in notes receivable
    from stockholders                          -           -           -
 Stock dividend adjustment -
    Class A non-voting preferred               -           -           -
 Dividend - preferred stock                    -           -           -
       NET LOSS                                -           -           -
                                                     ----------    --------
 Balance - JUNE 30, 1996                             42,871,751    $  4,287
                                                     ==========    ========

                                                             Class B
                                                           Common Stock
                                                     ----------------------
                                                       Shares       Amount
                                                     -----------   --------
 Balance - June 30, 1995                              3,193,456    $   319
 Shares issued as follows:
    Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                                       -          -
    Under incentive stock option plan                      -          -
 Shares issued under non-statutory plans                   -          -
 Issuance of stock in settlememt
    of liabilities                                         -          -
 Issuance of stock                                         -          -
 Conversion from class B to class C                  (3,187,608)      (318)
 Conversion from class B to class A                        (437)        (1)
 Net charge in notes receivable
    from stockholders                                      -          -
 Stock dividend adjustment -
    Class A non-voting preferred                           -          -
 Dividend - preferred stock                                -          -
       NET LOSS                                            -          -
                                                     -----------   --------
 Balance - JUNE 30, 1996                                  5,411    $  -
                                                     ===========   ========

 See accompanying notes to consolidated financial statements

                        FONAR CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED JUNE 30, 1996
 (continued)                                                   Class C
                                                            Common Stock
                                                       ----------------------
                                                         Shares       Amount
                                                       ---------   ----------
 Balance - June 30, 1995                                   -       $     -
 Shares issued as follows:
    Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                                       -             -
    Under incentive stock option plan                      -             -
 Shares issued under non-statutory plans                   -             -
 Issuance of stock in settlememt
    of liabilities                                         -             -
 Issuance of stock                                         -             -
 Conversion from class B to class C                   9,562,824           956
 Conversion from class B to class A                        -             -
 Net charge in notes receivable
    from stockholders                                      -             -
 Stock dividend adjustment -
    Class A non-voting preferred                           -             -
 Dividend - preferred stock                                -             -
       NET LOSS                                            -             -
                                                      ----------   ----------
 Balance - JUNE 30, 1996                              9,562,824    $      956
                                                      ==========   ==========

                                                  Class A
                                                 Non-Voting         Paid-in
                                               Preferred Stock     Capital in
                                            -------------------     Excess of
                                              Shares     Amount     Par Value
                                            ---------    ------   -----------
 Balance - June 30, 1995                    7,624,117       762   $63,779,202
 Shares issued as follows:
    Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                             -         -          420,187
    Under incentive stock option plan            -         -          218,780
 Shares issued under non-statutory plans         -         -        8,337,190
 Issuance of stock in settlememt
    of liabilities                               -         -        2,190,892
 Issuance of stock                               -         -        1,039,655
 Conversion from class B to class C              -         -             (638)
 Conversion from class B to class A              -         -             -
 Net charge in notes receivable
    from stockholders                            -         -             -
 Stock dividend adjustment -
    Class A non-voting preferred              231,510        23           (23)
 Dividend - preferred stock                      -         -             -
       NET LOSS                                  -         -             -
                                           ----------  --------   -----------
 Balance - JUNE 30, 1996                    7,855,627     $ 785   $75,985,245
                                           ==========  ========   ===========
 See accompanying notes to consolidated financial statements

                   FONAR CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE YEAR ENDED JUNE 30, 1996
 (Continued)                                               Treasury Stock
                                                       -----------------------
                                                        Shares        Amount
                                                       ---------   -----------
 Balance - June 30, 1995                                108,864    $ (395,445)
 Shares issued as follows:
    Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                                       -             -
    Under incentive stock option plan                      -             -
 Shares issued under non-statutory plans                   -             -
 Issuance of stock in settlememt
    of liabilities                                         -             -
 Issuance of stock                                         -             -
 Conversion from class B to class C                        -             -
 Conversion from class B to class A                        -             -
 Net charge in notes receivable
    from stockholders                                      -             -
 Stock dividend adjustment -
    Class A non-voting preferred                           -             -
 Dividend - preferred stock                                -             -
       NET LOSS                                            -             -
                                                       ---------   -----------
 Balance - JUNE 30, 1996                                108,864    $ (395,445)
                                                       =========   ===========

                                                    Notes
                                                  Receivable
                                                     from         Accumulated
                                                 Stockholders        Deficit
                                                 ------------    -------------
 Balance - June 30, 1995                         $(1,897,047)    $(50,798,248)
 Shares issued as follows:
    Stock bonus to employees (measured at
    the average quoted market price on
    the award dates)                                    -                -
    Under incentive stock option plan                   -                -
 Shares issued under non-statutory plans                -                -
 Issuance of stock in settlememt
    of liabilities                                      -                -
 Issuance of stock                                      -                -
 Conversion from class B to class C                     -                -
 Conversion from class B to class A                     -                -
 Net charge in notes receivable
    from stockholders                                136,766             -
 Stock dividend adjustment -
    Class A non-voting preferred                        -                -
 Dividend - preferred stock                             -            (217,226)
       NET LOSS                                         -         (11,407,444)
                                                 ------------    -------------
 Balance - JUNE 30, 1996                         $(1,760,281)    $(62,422,918)
                                                 ============    =============

 See accompanying notes to consolidated financial statements
                                      F-11

                      FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED JUNE 30, 1995

                                                               Class A
                                                             Common Stock
                                          Per Share    -----------------------
                                            Amount       Shares       Amount
                                          ---------    ----------   ----------
 Balance - June 30, 1994                  $    -       31,235,773   $   3,123
 Shares issued as follows:
 Stock bonus to employees and directors
    (measured at the average quoted
    market price on the award dates)          2.89        480,650          48
 Under incentive stock option plan            2.43        413,375          41
 Shares issued under non-statutory plans      1.42      1,752,695         175
 Issuance of stock in settlement of
    liabilities                               2.00      1,398,550         138
 Issuance of stock                            2.13      2,947,305         296
 Net change in notes receivable from
    stockholders                               -             -           -
 Conversion from Class B to Class A            -            1,100           1
 Stock dividend - Class A non-voting
    preferred                                  -             -           -
       NET LOSS                                              -           -
                                                       -----------  ----------
 Balance - JUNE 30, 1995                               38,229,448   $   3,822
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
                                                     ==========   ===========

                                                    Notes
                                                   Receivable
                                                      from        Accumulated
                                                 Stockholders      Deficit
                                                 ------------   -------------
 Balance - June 30, 1994                         $  (751,561)   $(43,248,623)
 Shares issued as follows:
 Stock bonus to employees (measured
    at the average quoted market
    price on the award dates)                           -               -
 Under incentive stock option plan                  (994,469)           -
 Shares issued under non-statutory plans
   Issuance of stock in settlement of                   -               -
   liabilities                                          -               -
 Issuance of stock                                      -               -
 Net change in notes receivable from
   stockholders                                     (151,017)           -
 Conversion from Class B to Class A                     -               -
 Stock dividend - Class A non-voting
   preferred                                            -               -
        NET LOSS                                        -         (7,549,625)
                                                 ------------   -------------
  Balance - JUNE 30, 1995                        $(1,897,047)   $(50,798,248)
                                                 ============   =============

 See accompanying notes to consolidated financial statements
                                       F-14

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         For the Years Ended June 30,
                                   ---------------------------------------
                                       1997            1996            1995
                                   ------------    ------------     -----------

CASH FLOWS FROM OPERATING
  ACTIVITIES
    Net income (loss)              $ 56,068,771    $(11,407,444)    $(7,549,625)
    Adjustments to reconcile
      net income (loss) to net
      cash (used in) provided
      by operating activities:
        Minority interest in
          net loss of
          subsidiary and
          partnership                  (227,191)       (180,813)       (360,420)
        Depreciation and
          amortization                2,023,465       2,636,556       2,681,975
        Writedown of assets
          held for resale               -               148,062          -
        Provision for losses on
          accounts and notes
          receivable and
          accounts receivable
          from affiliates             3,608,027       1,226,014         116,514
        Compensatory element of
          stock issuances               407,052         355,327       1,363,194
        Stock issued in
          settlement of current
          liabilities                 1,444,522       1,257,909       2,424,587
        (Gain) loss on
          settlement of various
          legal disputes and
          other claims              (74,857,260)        -                15,724
        Provision for deferred
          income taxes                2,850,000         -                -
        Loss on disposal of
          fixed assets                  -               -               184,883
        (Increase) decrease in
          operating assets,
          net:
            Accounts and notes
              receivable               (891,793)       297,973        1,277,413
            Costs and estimated
              earnings in
              excess of
              billings on
              uncompleted
              contracts                (482,410)        12,537          (62,119)
            Inventories                 638,735       (916,898)         731,342
            Assets held for
              resale                    -               -                10,000
            Prepaid expenses
              and other current
              assets                   515,504        (207,608)       1,203,690
            Other assets               (33,687)        (12,049)             710

            Receivables and
              advances to
              affiliates and                                         (2,566,464)
              related parties          681,232        (132,117)
            Increase (decrease)
              in operating
              liabilities, net:
            Accounts payable                                         (1,305,728)
              and income taxes        (320,501)         84,588
            Other current                                              (177,412)
              liabilities            5,028,639      (1,361,848)        (371,150)
            Customer advances         (169,202)        640,117
            Billings in excess
              of costs and
              estimated
              earnings on
              uncompleted                                                11,102
              contracts                 22,924         158,906         (102,257)
            Other liabilities           39,982         (39,998)     -----------
                                   -----------     -----------
          NET CASH USED IN
            OPERATING                                                (2,464,041)
            ACTIVITIES              (3,653,191)     (7,440,786)     -----------
                                   -----------     -----------

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For the Years Ended June 30,
                                  --------------------------------------------
                                      1997            1996             1995
                                  ------------    -----------      -----------
CASH FLOWS FROM INVESTING
  ACTIVITIES
    Purchases of property and
      equipment, net of capital
      lease obligations of
      $227,665, $965,442 and
      $-0- for the years
      ended June 30, 1997, 1996
      and 1995, respectively      $ (1,249,948)   $  (186,188)     $  (106,480)
    Cost of capitalized
      software development            (108,809)      (505,990)        (281,052)
    Cost of patents and
      copyright                       (162,297)      (103,579)      (1,365,273)
                                  ------------    -----------      -----------

        NET CASH USED IN
          INVESTING ACTIVITIES      (1,521,054)      (795,757)      (1,752,805)
                                  ------------    -----------      -----------

CASH FLOWS FROM FINANCING
  ACTIVITIES
    Proceeds from borrowings,
      net of capital lease
      obligations                      -               -               282,346
    Repayment of borrowings and
      capital lease obligations       (745,245)    (1,034,927)      (1,913,378)
    Proceeds from exercise of
      stock options                      3,516          5,859            9,797
    Repayments of notes
      receivable in connection
      with shares issued under
      stock option and bonus
      plans                          7,916,307      9,726,900        8,625,641
                                  ------------    -----------      -----------
        NET CASH PROVIDED BY
          FINANCING ACTIVITIES       7,174,578      8,697,832        7,004,406
                                  ------------    -----------      -----------

INCREASE IN CASH                     2,000,333        461,289        2,777,560

CASH - BEGINNING OF YEAR             3,861,167      3,399,878          622,318
                                  ------------    -----------      -----------

CASH - END OF YEAR                $  5,861,500    $ 3,861,167      $ 3,399,878
                                  ============    ===========      ===========



See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 1  - DESCRIPTION OF BUSINESS

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

                  U.S. Health Management Corporation (Physician Practice
                  ------------------------------------------------------
                  Management Business)
                  --------------------

                  U.S. Health Management Corporation ("HMC") was organized by the Company in March 1997 as a wholly-owned subsidiary for the purpose of engaging in the business of providing comprehensive management services to physicians' practices and other medical providers, including diagnostic imaging centers and ancillary services. The services to be provided by the Company include development, administration, leasing of office space, facilities and medical equipment, provision of supplies, staffing and supervision of non-medical personnel, legal services, accounting, billing and collection and the development and implementation of practice growth and marketing strategies. This business is sometimes referred to as "physician practice management" ("PPM").

                  HMC became actively engaged in the PPM business through two acquisitions which were consummated effective June 30, 1997. The acquired companies in both cases were actively engaged in the business of managing medical providers. With the exception of one multi-specialty practice, all of the medical providers are diagnostic imaging centers, principally MRI scanning centers.

                  The first acquisition was of a group of several interrelated entities engaged in the business of managing three diagnostic imaging centers and one multi-specialty practice in New York State. The transaction was effected through a merger between a wholly-owned subsidiary of HMC and Affordable Diagnostics, Inc., one of the acquired companies which immediately prior to the merger had acquired the assets and assumed the liabilities of the other acquired companies (together, the "Affordable Companies").

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 1  - DESCRIPTION OF BUSINESS

                  The second completed acquisition was of Raymond V. Damadian, M.D. MR Scanning Centers Management Company ("RVDC"). Pursuant to the terms of the transaction, HMC purchased all of the issued and outstanding shares of stock of RVDC from Raymond V. Damadian in exchange for 10,000 shares of the common stock of FONAR. Raymond V. Damadian, the principal stockholder, President and Chairman of the Board of FONAR, was the sole stockholder, Director and President of RVDC immediately prior to the acquisitions. In connection with the acquisition of RVDC, HMC also acquired Tallahassee Magnetic Resonance
                  Imaging, P.A. ("TMRI") and First Coast Magnetic Resonance Imaging, P.A. ("First Coast"), which also are wholly-owned by Raymond V. Damadian. The business of RVDC, to be continued by HMC, was the management of MRI diagnostic imaging centers in New York, Florida, Georgia and other locations.

                  As a result of these transactions with Dr. Damadian, HMC has acquired the business of managing 21 MRI scanning centers. Seventeen of the scanning centers are managed pursuant to management agreements, and four of the centers are partnerships, with RVDC as the general partner. Effective July 1, 1997, HMC entered into new management agreements with each of the centers. Pursuant to the management agreements, HMC is providing comprehensive management services, including administrative services, office facilities, office equipment, supplies and personnel (except for physicians) to the centers. Service for the centers' MRI scanning equipment is provided under the management agreements in these cases. MRI scanning systems are provided to nine of the centers pursuant to scanner leases entered into effective July 1, 1997. All of the facilities previously managed by RVDC are MRI scanning centers.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Use of Estimates
                  ----------------

                  The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The most significant estimates relate to contractual and other allowances, income taxes, contingencies and the useful lives of equipment. In addition, healthcare industry reforms and reimbursement practices will continue to impact the Company's operations and the determination of contractual and other allowance estimates. Actual results could differ from those estimates.

                  Inventories
                  -----------

                  Inventories consist of purchased parts, components and supplies, as well as work-in-process, and are stated at the lower of cost (materials, labor and overhead determined on the first-in, first-out method) or market.

                  Reclassifications
                  -----------------

                  Prior year's financial statements have been restated to reflect the use of the pooling of interest method to account for the business combination with RVDC (see Note 3).

                  Investments in Joint Ventures and Limited Partnerships
                  ------------------------------------------------------

                  The minority interests in the equity of consolidated joint ventures and limited partnerships, which are not material, are reflected in the accompanying consolidated financial statements. Investments by the Company in joint ventures and limited partnerships over which the Company can exercise significant influence but does not control are accounted for using the equity method.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  The Company suspends recognition of its share of joint ventures losses in entities in which it holds a minority interest when its investment is reduced to zero. The Company does not provide for additional losses unless, as a partner or joint venturer, the Company has guaranteed obligations of the joint venture or limited partnership.

                  Property and Equipment
                  ----------------------

                  Property and equipment procured in the normal course of business is stated at cost. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is being depreciated for financial accounting purposes using the straight-line method over the shorter of their estimated useful lives, generally five to seven years, or the term of a capital lease, if applicable. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenditures for maintenance and repairs are
                  charged  to   operations.   Renewals   and   betterments   are
                  capitalized.

                  Assets held for resale are restated at the lower of the carrying amount or fair value less costs to sell.

                  Assets held for resale as of June 30, 1996 represent one MRI scanner.

                  Intangible Assets
                  -----------------

                  1)Capitalized Software Development Costs

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               2)Other Intangible Assets

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

               Revenue on scanner service contracts are recognized on the straight-line method over the related contract period, usually one year.

               Revenue from sales of other items are recognized upon shipment.

               Revenue under management contracts is recognized based upon contractual agreements for management services rendered by the Company under various long-term agreements with related medical practices (the "PC's"), with terms ranging from 20 to 35 years commencing July 1, 1997. The Company's agreements with the PC's stipulate fees for services rendered, are primarily calculated on activity based efforts at pre-determined rates per unit of activity. All fees are re-negotiable at the anniversary of the agreements and each year thereafter and may be renewed for additional five-year periods at the option of either party.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



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

                  Income Taxes
                  ------------

                  The Company has adopted the Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109") effective July 1, 1993. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Adoption of the statement did not have a material effect on the accompanying financial statements.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Per Share Data
                  --------------

                  Net income (loss) per common and common equivalent share has been computed based on the weighted average number of common shares and common stock equivalents outstanding during the year. No effect has been given to options outstanding under the Company's Stock Option Plans as no material dilutive effect would result from the exercise of these items. During fiscal 1995, a stock dividend of Class A non-voting preferred stock was declared (Note 10). Earnings per share and weighted average shares have been restated to reflect the stock dividend.

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

                  Various related parties (Note 3), accounted for approximately 55%, 57%, and 58% of revenues for the years ended June 30, 1997, 1996 and 1995, respectively, and 1.8% and 18% of total assets at June 30, 1997 and 1996, respectively.

                  At June 30, 1997, the Company had cash deposits approximately $5,600,000 in excess of federally insured limits.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  New Accounting Standards
                  ------------------------

               Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") requires impairment losses be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets to be disposed of. The Company adopted SFAS No. 121 in the first quarter of 1996. No adjustments were required.

               In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), was issued which establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company is currently evaluating the impact of implementing this standard on earnings per share.

               Fair Value of Financial Instruments

               -----------------------------------

               The financial statements include various estimated fair value information at June 30, 1997, 1996 and 1995, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

               The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

               Cash and cash equivalents: The carrying amount approximates fair value because of the short-term maturity of those instruments.

               Accounts receivable and accounts payable: The carrying amounts approximate fair value because of the short maturity of those instruments.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                  Stock-Based Compensation
                  ------------------------

                  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"). This new standard defines a fair value based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"), the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. This statement is effective for the Company's 1996 fiscal year. As a result of the Company's intention to continue using the measurement prescribed by APB Opinion No. 25, and provide the disclosure required by FAS No. 123, this pronouncement will not affect the Company's financial position or results of operations.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Goodwill
                  --------

                  The excess of the purchase price over the fair market value of net assets acquired is being amortized using the straight-line method over a 20-year period commencing July 1, 1997.

                  The Company periodically reviews goodwill to assess recoverability based upon expectations of undiscounted cash flows and operating income of each consolidated entity having a material goodwill balance. An impairment would be recognized in operating results, based upon the difference between each consolidated entity's respective undiscounted cash flows and the carrying value of the related costs in excess of net assets acquired, if a permanent diminution in value were to occur.

NOTE 3  - ACQUISITIONS

                  Affordable Diagnostics, Inc.
                  ----------------------------

                  On June 30, 1997, the Company's wholly-owned subsidiary consummated the merger of the assets, liabilities and operations of Affordable Diagnostics, Inc. ("Affordable"), a New York corporation, which managed and operated three diagnostic imaging centers and managed one multi-specialty practice in the Bronx and Westchester, New York. The merger was consummated pursuant to a Merger Agreement ("Agreement") effective June 30, 1997, by and among the Company's wholly-owned subsidiary, HMCM, Inc. ("HMCM"). Pursuant to the agreement, HMCM acquired all of the assets and liabilities of Affordable through the issuance of 1,764,000 shares of the Company's Common Stock, valued at $3,630,312.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 3  - ACQUISITIONS (Continued)

                  The merger was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of the merger. The excess of the purchase price over the fair value of the net assets acquired amounted to approximately $2,796,000 and is being amortized on a straight-line basis over 20 years. Subject to the centers achieving certain earning objectives within the next one year, an additional 576,000 shares may be issued to the sellers. These shares have not been included in the allocated purchase price in light of the contingent nature of the arrangement. If the earnings objectives are ultimately achieved, the market value of the shares upon issuance will be recorded as additional goodwill subject to amortization over the stated period. The accompanying consolidated financial statements include the operations of Affordable from the date of the acquisition. The shares issued to the Sellers as consideration pursuant to the Agreement are subject to certain registration rights.

                  Concurrent with the above described transactions, HMCM entered into consulting agreements with the shareholders of Affordable. Under such agreements, 400,000 registered shares of FONAR's common stock, value at $1,096,000 were issued pursuant to one year consulting agreements with HMCM.

                  The business of Affordable, which will be continued by HMCM, consists of providing management, space, equipment, personnel and other resources to the four managed facilities. The services provided at the facilities include MRI scans, CAT scans, x-rays, physical rehabilitation, and in connection with physical rehabilitation, ultra-sound and SSEP/EMG electromygographic diagnostics. The four managed facilities are located in Brewster, New York (MRI), Yonkers, New York (MRI and x-ray), Bronx, New York ("MRI and CAT") and Riverdale, New York (multi-specialty practice, ultra-sound and SSEP/EMG electromygographic diagnostics). The assets acquired through the acquisition include three MRI scanners, one CAT scanner, one x-ray machine, rehabilitation equipment and ultra-sound and electromygographic machines. The equipment is leased to and used at the managed facilities. In addition, HMCM is consummating the purchase of an additional MRI scanner pursuant to a contract entered into prior to the acquisition. The scanner is a mobile unit which is intended to be provided to a number of hospitals on a shared basis, as needed, in northern New Jersey.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

NOTE 3  - ACQUISITIONS (Continued)

                  RVDC Acquisition

                  Background

                  On April 7, 1989, Donna Damadian, the wife of Raymond V. Damadian, M.D., Chairman and President of the Company, purchased from FONAR a scanner for a purchase price of $1,508,000 (the price paid by FONAR's customers for like equipment). $1.2 million was paid in cash, and the balance was paid over time with interest pursuant to a promissory note. The scanner was leased to Macon Magnetic Resonance Imaging, P.C. ("Macon Center"), a Georgia professional corporation wholly-owned by, and of which Dr. Damadian is, the President.

                  Thereafter, between 1990 and 1996, Raymond V. Damadian, M.D. MR Scanning Centers Management Company, a Delaware corporation of which Dr. Damadian was the sole stockholder, Director and President ("RVDC") purchased and leased scanners from FONAR to establish a network of MRI scanning centers ("Center") in New York, Florida, Georgia and other locations. The Centers were organized as individual professional corporations, owned by Dr. Damadian. RVDC provided the necessary management and leased or sold the scanners to the Centers, although in certain situations, a Center would acquire the scanner directly from FONAR. In addition to the Macon Center, the Centers were located in Tallahassee, Florida (the "Tallahassee Center"), Albany, Georgia (the "Albany Center"), Staten Island, New York (the "Staten Island Center"), Deerfield Beach, Florida (the "Deerfield Center"), Daytona Beach, Florida (the "Daytona Beach Center"), Melville, New York (the "Melville Center"), Astoria, New York (the "Astoria Center"), Islandia, New York (the "Islandia Center"), Bayside, New York (the "Bayside Center"), Elmhurst, New York (the "Elmhurst Center"), Forest Hills, New York (the "Forest Hills Center"), Jacksonville, Florida (the "Jacksonville Center"), Philadelphia, Pennsylvania (the "Pennsylvania Center"), West Palm Beach, Florida (the "West Palm Beach Center") and Coral Gables, Florida (the "Coral Gables Center").

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 3  - ACQUISITIONS (Continued)

                  Acquisition of RVDC

                  Effective June 30, 1997, FONAR's wholly-owned subsidiary, U.S. Health Management Corporation ("HMC"), acquired RVDC by purchasing all of the issued and outstanding shares of RVDC from Dr. Damadian for 10,000 shares of the common stock of FONAR. In connection with the acquisition of RVDC, HMC also acquired the Tallahassee Center and Jacksonville Center. The transactions have been accounted for using the pooling of interests method of accounting. The transactions can be rescinded by Dr. Damadian, however, if the judgement against the General Electric Company for patent infringement (see "Litigation") is reversed, or in the event of a change of control in FONAR or the bankruptcy of FONAR. In connection with the transaction, FONAR granted RVDC a nonexclusive royalty free license to FONAR's patents and software. These licenses may be terminated by FONAR in the event of the bankruptcy of RVDC or a change in control of RVDC.

                  In connection with and immediately prior to the sale of RVDC to HMC, certain leases and sales of scanners to RVDC were terminated. The scanners were then leased directly to the Centers at which they were installed pursuant to new scanner leases between HMC and the Centers.

                  In addition, in connection with and immediately prior to the acquisition of RVDC by HMC, sales agreements between FONAR and RVDC to sell and install MRI scanners at twenty (20) future sites were cancelled. The opportunity to establish diagnostic imaging centers or other ancillary service facilities at these locations will be pursued directly by HMC to the extent appropriate after they are reviewed and coordinated with HMC's overall business and marketing strategies.

                  New Agreements with HMCM

                  Effective July 1, 1997, immediately following the effective date of the acqusition of RVDC by HMC, all previous management arrangements between RVDC and the Centers were terminated and new management agreements were entered into by the Centers and HMC ("Management Agreements").

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

NOTE 3  - ACQUISITIONS (Continued)

                  Pursuant to the Management Agreements, HMC is providing comprehensive management and administrative services and office facilities, including marketing, advertising, billing and collection of accounts, payroll and accounts payable processing, supplies and utilities to the Centers. Under the Management Agreements, HMC provides service through FONAR for the scanners at the Centers, eliminating the need for the Centers to have separate service agreements for their scanners. In total, there are 17 Centers having Management Agreements with HMC.

                  With respect to the scanners at 8 of the 17 Centers, the lease or sales agreement between RVDC (or the Center in some cases) and FONAR have been terminated. In substitution for the previous arrangements, HMC, effective as of July 1, 1997, entered into new scanner leases ("Scanner Leases") with the 8 Centers.

                  The fees to HMC under both the Management Agreements and the Scanner Leases are on a per scan basis.

NOTE 4  - ACCOUNTS RECEIVABLE, NET

                  Accounts receivable, net is comprised of the following:

                                                 1997                 1996
                                              ----------           ----------
                  Receivable from equipment
                    sales                     $2,314,133           $2,509,518
                  Due from affiliated
                    physicians                 9,096,318            6,831,377
                  Less: Allowance for
                          doubtful accounts
                          and contractual
                          allowances          (5,410,388)          (4,741,319)
                                              ----------           ----------

                                              $6,000,063           $4,599,576
                                              ==========           ==========

                  The Company's receivable from affiliated physicians relates to fees outstanding under management agreements with RVDC and other related PC's. Payment of the outstanding fees is based on collection by the PC's of fees from third party medical reimbursement organizations, principally insurance companies.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 4  - ACCOUNTS RECEIVABLE, NET (Continued)

                  Approximately 13% and 12% of the PC's 1997 and 1996 imaging revenue was derived from the delivery of services of which the timing of payment is substantially contingent upon the timing of settlement of pending litigation involving the recipient of services and third parties (Letter of Protection or "LOP-type" accounts receivable). By its nature, the realization of a substantial portion of these receivables is expected to extend beyond one year from the date the service was rendered. The Company anticipates that a material amount of its accounts receivable will be outstanding for periods in excess of twelve months in the future. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

                  For   LOP-type   receivables,   the   Company   provides   for
                  uncollectible accounts at substantially higher rates than any other revenue source.

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

               1)Information relating to uncompleted contracts as of June 30, 1997 and 1996 is as follows:

                                                        As of June 30,
                                                    -----------------------
                                                       1997             1996
                                                    ----------       ----------

                  Costs incurred on uncompleted
                    contracts                       $2,360,010       $1,124,792
                  Estimated earnings                   429,673          371,655
                                                    ----------       ----------
                                                     2,789,683        1,496,447
                  Less: Billings to date             2,163,750        1,330,000
                                                    ----------       ----------

                                                    $  625,933       $  166,447
                                                    ==========       ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES (Continued)

               Included in the accompanying consolidated balance sheets under the following captions:

                                                           As of June 30,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
               Costs and estimated earnings in
                 excess of billings on
                 uncompleted contracts                 $  818,865    $  336,455
               Billings in excess of costs and
                 estimated earnings on
                 uncompleted contracts                   (192,932)     (170,008)
                                                       ----------    ----------

                                                       $  625,933    $  166,447
                                                       ==========    ==========

               2)Customer advances consist
                  of the following:

                                                           As of June 30,
                                                       ------------------------
                                                          1997          1997
                                                       ----------    ----------
               Total advances from customers           $2,928,152    $2,263,604
               Less: Advances from customers
                       on contracts under
                       construction                     2,163,750     1,330,000
                                                       ----------    ----------

                                                       $  764,402    $  933,604
                                                       ==========    ==========

NOTE 6  - INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

                                                             June 30,
                                                     -----------------------
                                                        1997         1996
                                                     ----------   ----------

               Purchased parts, components and
                 supplies                            $2,534,028   $3,321,862
               Work-in-process                          906,481      307,382
                                                     ----------   ----------

                                                     $3,440,509   $3,629,244
                                                     ==========   ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 7  - PROPERTY AND EQUIPMENT

               Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 1997 and 1996, is comprised of:

                                                         June 30,
                                                 -------------------------------
                                                    1997                 1996
                                                 ----------           ----------

               Equipment under construction     $  315,000            $    -
               Diagnostic equipment              1,930,454             7,029,253
               Offsite research scanner          1,154,217             1,154,217
               Research, development and
                 demonstration equipment         5,591,624             5,460,928
               Machinery and equipment           8,604,424             5,319,878
               Furniture and fixtures            2,698,894             2,369,483
               Property under lease              1,947,633             1,512,282
               Leasehold improvements              852,210               836,008
                                                ----------            ----------
                                                23,094,456               236,804
               Less: Accumulated
                 depreciation
                 and amortization               17,025,781            19,961,959
                                                ----------            ----------

                                                $6,068,675            $3,720,090
                                                ==========            ==========

               Depreciation and amortization of property and equipment for the years ended June 30, 1997, 1996 and 1995 was $1,166,951,
               $1,026,091 and $987,752, respectively.

               The property under lease has a net book value of $1,161,264 and $1,195,603 at June 30, 1997 and 1996, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 8  - INTANGIBLE ASSETS

     1)Capitalized Software Development Costs

          The following is a summary of software development costs capitalized and the amortization charged to operations for the three years ended June 30, 1997, 1996 and 1995:

                                        For the Years Ended June 30,
                                   -------------------------------------
                                      1997          1996         1995
                                   ----------    ----------   ----------

           Amount capitalized      $  108,809    $  505,991   $  281,052
                                   ==========    ==========   ==========

           Amortization            $  593,216    $1,013,615   $1,255,012
                                   ==========    ==========   ==========

          Capitalized computer software costs for the years ended June 30, 1997, 1996 and 1995 primarily relate to the costs of developing upgrades for the Company's existing scanner product lines and a new line of scanner products.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 8  - INTANGIBLE ASSETS (Continued)

     2)Other Intangible Assets

          Other intangible assets, net of accumulated amortization, at June 30, 1997 and 1996 are comprised of:

                                                       June 30,
                                          --------------------------------
                                             1997                  1996
                                          ----------            ----------

          Excess of purchase price over
            net assets acquired           $2,796,197            $    -
          Cost of acquiring technology
            and license                    3,422,231             3,422,231
          Patents and copyrights           3,356,753             6,033,543
                                          ----------            ----------
                                           9,575,181             9,455,774
          Less: Accumulated amortization   6,006,030             6,251,619
                                          ----------            ----------

                                          $3,569,151            $3,204,155
                                          ==========            ==========

          Patents, acquired at various dates are being amortized over 17 years.

          Patent and deferred legal costs related to various patent and copyright infringement actions of approximately $162,297, $120,473 and $1,365,275 were capitalized during the years ended June 30, 1997, 1996 and 1995, respectively.

          Deferred legal costs related to the patent infringement lawsuit against General Electric totalling $2,839,087, less accumulated amortization of $472,887, were offset against the income from the litigation award recognized during fiscal 1997 of $77,223,460.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 8  - INTANGIBLE ASSETS (Continued)

          Approximately $103,000 and $1,365,000 of the legal costs capitalized during fiscal 1996 and 1995, respectively, related to the separate suits, whereby, the Company was suing General Electric and Hitachi for infringement of various patents related to the Company's MRI machines. During fiscal years 1996 and 1995, two cases against Philips and Hitachi were settled and approximately $17,000 and $332,000 of legal costs relating to these cases were written-off, respectively.

          Amortization of other intangible assets for the years ended June 30, 1997, 1996 and 1995 was $227,298, $219,478 and $176,276, respectively.

NOTE 9  - SIGNIFICANT CUSTOMERS AND DISTRIBUTION AGREEMENTS

                  The Company's machine sale revenues for the three years ended June 30, 1997 were derived as follows:

                                        Customers             Percent of
                  Years Ended   --------------------------    Foreign
                                                             Revenues to
                     June 30,   Domestic   Foreign   Total   Total Revenues
                  -----------   --------   -------   -----   --------------

                     1997           7         0         7        0%
                     1996           9         5        10       17%
                     1995           5         5        14       17%

                  During the years ended June 30, 1997, 1996 and 1995, revenues from related parties were 55%, 57% and 58%, respectively, of total revenues. Not one unrelated customer accounted for more than 10% of total revenues during fiscal years 1997, 1996 and 1995.

                  Distributorship Agreements
                  --------------------------

                  In order to facilitate the marketing of its products, the Company has entered into agreements granting exclusive and non-exclusive rights to distribute the Company's existing and certain future products in Europe, Asia and Latin America.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 10 - CAPITAL STOCK

                    The total number of shares of stock which the Company is authorized to issue is 92,000,000 shares. The classes and the aggregate number of shares of stock of each class are as follows:

                    1)60,000,000  shares  of  common  stock  with a par value of
                          $.0001 per share. On April 3, 1995, shareholders approved an increase in the authorized common shares from 50,000,000 to 60,000,000.

                    2)4,000,000  shares  of Class B common  stock,  having a par value of $.0001 per share.

                    3)10,000,000  shares of Class C common  stock,  having a par value of $.0001 per share (see below).

                    4)8,000,000  shares of Class A non-voting  preferred  stock, having a par value of $.0001 per share (see below).

                    5)10,000,000 shares of preferred stock, having a par value of $.001 per share.

                    Common Stock
                    ------------

                    Cash dividends payable on the common stock shall, in all cases, be on a per share basis, one hundred twenty percent (120%) of the cash dividend payable on shares of Class B common stock and three hundred sixty percent (360%) of the cash dividend payable on a share of Class C common stock. In addition, as revised pursuant to a legal settlement agreement on April 29, 1997, a special cash dividend shall be payable in an amount equal to 3-1/4% on first $10 million, 4-1/2% on next $20 million, and 5-1/2% on amounts in excess of $30 million of the amount of any cash awards or settlements received by the Company in connection with the enforcement by the Company of United States Patent No. 3,789,832 (Apparatus and Method of Detecting Cancer in Tissue). Pursuant to such dividend entitlement, the Company recorded an obligation of $2,551,146 during fiscal 1997.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 10 - CAPITAL STOCK (Continued)

                         The Class A non-voting preferred stock is entitled to a special dividend equal to 3-1/4% of first $10 million, 4-1/2% of next $20 million and 5-1/2% on amount in excess of $30 million of the amount of any cash awards or settlements received by the Company in connection with the enforcement of five of the Company's patents in its patent lawsuits, discussed in Note 15, less the revised special dividend payable on the common stock with respect to one of the Company's patents. Pursuant to such dividend entitlement, the Company recorded an obligation of $5,086,695 during fiscal 1997 and $217,226 during fiscal 1996.

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

                         As of June 30, 1997 and 1996, the financial statements reflect authorized Class A non-voting preferred shares of 8,000,000 and deemed issued and outstanding shares of 7,855,627.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

NOTE 10 - CAPITAL STOCK (Continued)

                         Warrants
                         --------

                         As part of the settlement agreement dated April 29, 1997, the holders of the Company's common stock as of October 20, 1995 received, as of July 29, 1997, one warrant to purchase one share of the Company's common stock for every eight shares of common stock. The total warrants issuable under this agreement totalled 4,909,767. The warrants are exercisable at $2.938 per share, less the special dividend declared on the common stock, as discussed above. The warrants are exercisable on November 29, 1997 and expire on May 28, 2002. The
                         Company has commenced the process of registering the warrants and the underlying common stock. The warrants were valued at approximately $1,500,000 and have been recorded as a stock dividend out of paid-in capital for the year ended June 30, 1997.

                         Options
                         -------

                         The Company has seven stock option plans which provide for the awarding of incentive and non-qualified stock options to employees, directors and consultants who may contribute to the success of the Company. The options granted vest either immediately or ratably over a period of time from the date of grant, typically three or four years, at a price determined by the Board of Directors or a committee of the Board of Directors, generally the fair value of the Company's common stock at the date of grant. The options must be exercised within ten years from the date of grant.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 10 - CAPITAL STOCK (Continued)

          The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts for the years ended June 30, 1997 and 1996 as indicated below:

                                           1997                 1996
                                        ----------           ----------
           Net income (loss):
             As reported                $56,068,771          $(11,407,444)
             Proforma                   $55,645,771          $(12,012,444)

           Primary earnings per share:
             As reported
             Proforma                         $0.95                $(0.22)
                                              $0.94                $(0.23)


          The fair value of each option grant under all plans is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

                                              1997                 1996
                                           ----------           ----------
           All Plans:
             Dividend yield                      0%                  0%
             Expected volatility                50%                 50%
             Expected life (years)               2                   2

          The risk-free interest rates for 1997 and 1996 were based upon a rate with maturity equal to expected term. U.S. Treasury instruments were utilized. The weighted average interest rate in 1997 and 1996 amounted to 6.0% and 5.9%, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

NOTE 10 - CAPITAL STOCK (Continued)

          Stock  option  share  activity  and  weighted   average
          exercise  prices  under  these plans and grants for the
          years  ended  June 30,  1997,  1996  and  1995  were as
          follows:
                                                               Weighted
                                                               Average
                                         Number of             Exercise
                                          Shares                Price
                                         ----------           ----------
           Outstanding, June 30, 1994       266,735             $ 4.40
           Granted                        2,140,695               1.61
           Exercised                     (2,166,070)              1.61
           Forfeited                        (18,000)              4.02
                                         ----------             ------
           Outstanding, June 30, 1995       233,360               4.48
           Granted                        3,154,000               2.69
           Exercised                     (3,182,125)              2.69
           Forfeited                          -                    -
                                         ----------             ------
           Outstanding, June 30, 1996       195,235               4.62
           Granted                        2,350,000               2.43
           Exercised                     (2,359,375)              2.42
           Forfeited                          -                    -
                                         ----------             ------
           Outstanding, June 30, 1997       185,860             $ 4.62
                                         ==========             ======
           Exercisable at:
             June 30, 1995                  183,485             $ 4.48
             June 30, 1996                  181,235             $ 4.62
             June 30, 1997                  181,235             $ 4.62

          The exercise price for options outstanding as of June 30, 1997 ranged from $1.06 to $5.00.

          Stock Bonus Plans

          -----------------

          On May 9, 1997,  April 1, 1995,  December 1, 1993,  March 26, 1993 and
          January 17, 1986, the Board of Directors adopted Stock Bonus Plans. Under the terms of the Plans, 5,000,000, 5,000,000, 5,000,000,
          2,500,000 and 1,250,000 shares, respectively, of common stock were reserved for issuance and stock bonuses may be awarded no later than March 31, 2005 for the 1995 Plan, November 30, 2003 for the 1994 Plan, March 25, 2003 for the 1993 Plan and January 16, 1996 for the 1986 Plan. An amendment to the 1986 Plan was approved by the Board of Directors on August 26, 1986, whereby an additional 1,250,000 shares were reserved for issuance. During fiscal 1997, 1996 and 1995, F-37

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 10 - CAPITAL STOCK (Continued)

                         2,138,296,     1,463,741    and    4,826,505    shares,
                         respectively, were issued under the stock bonus plans, of which 159,025, 161,341 and 480,650 shares,
                         respectively,    were   charged   to    operations   as
                         compensation  expense,  579,271,  802,400 and 1,398,550
                         shares, respectively, were issued in settlement of liabilities, 1,000,000, 500,000 and 1,947,305 shares, respectively, were issued in exchange for notes, and 400,000 shares were issued in 1997 in connection with consulting agreements discussed in Note 3. Compensation expense recognized during the years ended June 30, 1997, 1996 and 1995 approximated $407,000, $355,000 and
                         $1,363,000, respectively. The balance due under these notes was paid in full.

NOTE 11 - FINANCING ACTIVITIES

                         The following represents the Company's major financing activities during fiscal 1997 and 1996, and data related to outstanding indebtedness and encumbrances at June 30, 1997 and 1996:

                         Notes Payable:
                         -------------
                                                      June 30,
                                             --------------------------
                                                1997             1996
                                             ----------       ----------

     Construction  loan with interest at
     3%  above  prime.  The  loan  is to
     finance a contract  to promote  and
     install  a  picker  1.0 HPQ  system
     within an MRI mobile  trailer.  The
     contract   is   for  a   price   of
     $525,000.  The loan is to be repaid
     by  monthly  payments  of  interest
     only   until   acceptance   of  the
     equipment upon acceptance repayment
     of the loan is to be  negotiated at
     mutually agreed upon term.              $  315,000       $    -

     Short-term  bank  credit and loans,
     with interest at 10.8%,  secured by
     certain assets of the Company.            100,000          100,000
                                            ----------       ----------
                                            $  415,000       $  100,000
                                            ==========       ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 11 - FINANCING ACTIVITIES (Continued)

     Long-term Debt:

     --------------

                                                      June 30,
                                             --------------------------
                                                1997          1996
                                             ----------    ----------
     Term note converted on November 20,
     1992 from demand notes payable with
     interest at a prime rate,  plus 2%,
     collateralized  by certain research
     equipment   in   the   accompanying
     financial   statements.   Repayment
     terms  were  modified  on  March 1,
     1993 requiring  monthly payments of
     $20,000 for 36 months and a balloon
     payment of  $350,000  at the end of
     the  term.   On  March  21,   1996,
     repayment terms were modified again
     requiring   monthly   payments   of
     $20,000    until    the   loan   is
     satisfied.                             $    9,779    $  249,779

     The loan is  required to be paid in
     full if the Company collects monies
     awarded under the G.E. judgement.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 11 - FINANCING ACTIVITIES (Continued)

                         Long-term Debt: (Continued)
                         --------------
                                                        June 30,
                                               -------------------------
                                                  1997           1996
                                               ----------     ----------

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
     respectively.  Repayment terms were
     modified in August  1993  requiring
     monthly  payments of $20,000 for 47
     months  and a  balloon  payment  of
     $104,752  at the  end of the  term.
     This  represents  the $  701,201  $
     701,201    consolidation   of   two
     previously existing notes.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 11 - FINANCING ACTIVITIES (Continued)

                         Long-term Debt: (Continued)
                         --------------
                                                          June 30,
                                                 -------------------------
                                                    1997         1996
                                                 ----------   ----------

     Such note is  secured  by  scanning
     machines  which are the  subject of
     sales-type  lease  agreements (Note
     6).
                                                 $  104,752   $  332,367

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

     Capital lease dated March 5, 1993 -
     $340,895,  due  $11,162  per month,
     commencing  April  1993,  including
     interest at 11% for 36 months. Such
     lease    is    collateralized    by
     equipment,                                      392,187     465,664



     which   has  been   classified   as
     property   under   lease   in   the
     accompanying financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 11 - FINANCING ACTIVITIES (Continued)

     Long-term Debt: (Continued)

     --------------

                                                             June 30,
                                                    ---------------------------
                                                       1997              1996
                                                    ----------        ----------

     Repayment  terms were  modified  in
     May  1995   requiring   36  monthly
     payments of $5,117.

                                                        72,628           105,425

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

     been  classified as property  under               385,637           460,461
     lease in the accompanying financial               364,559           402,225
     statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 11 - FINANCING ACTIVITIES (Continued)

                                               Long-term Debt: (Continued)

                                               --------------

                                                        June 30,
                                               ------------------------------
                                                  1997                1996
                                               ----------          ----------


     Other (including capital leases for
     property and equipment)                   $1,960,379          $1,178,154
                                               ----------          ----------



     Less: Current maturities                   2,387,508           2,958,064
                                               ----------          ----------

                                               $1,823,761          $1,246,871
                                               ==========          ==========

     The maturities of long-term debt over the next five years and thereafter are as follows:

                                   Years Ended
                                    June 30,
                                   -----------

                                       1998                     $2,387,508
                                       1999                        612,114
                                       2000                        478,230
                                       2001                        686,177
                                       2002                         47,240
                                                                ----------

                                                                $4,211,269
                                                                ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

NOTE 12 - INCOME TAXES

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires an asset and liability approach. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities.

          As of June 30, 1997, the Company for federal income tax purposes, has net operating loss carryforwards, which begin to expire in the year 1999, of approximately $62,600,000.

          For federal income tax purposes, the Company has tax credits of $1,545,000 which expire in the year 2006 and are accounted for under the flow through method.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 12 - INCOME TAXES (Continued)

          Significant components, tax effected, of the Company's deferred tax assets and (liabilities) at June 30, 1997 and 1996 are as follows:

                                                  1997                  1996
                                               ----------            ----------
               Deferred tax liabilities:
                 Fixed assets                  $ (364,728)          $ (460,398)
                 Capitalization of
                   software and patents           (65,417)            (892,500)
                                               ----------           ----------
               Deferred tax liabilities          (430,145)          (1,352,898)
                                               ----------           ----------
               Deferred tax assets:
                 Net operating losses               -                6,868,902
                 Tax credits                      359,647            2,280,720
                 Accounts receivable            1,029,626              876,466
                 Inventory
                   capitalization
                   for tax purposes                57,368               69,622
                 Non-deductible accruals          141,761               87,445
                                               ----------           ----------
               Deferred tax assets              1,588,402           10,183,155

               Valuation allowance             (1,158,257)          (8,830,257)
                                               ----------           ----------
               Net deferred tax asset          $    -               $    -
                                               ==========           ==========

          Components of the provision for income taxes are as follows:

                                1997               1996               1995
                             ----------         ----------         ----------

              Current:
                Federal      $    -             $    -             $   22,867
                State           100,000             19,965            122,691
                             ----------         ----------         ----------
                                100,000             19,965            145,558
                             ----------         ----------         ----------

              Deferred:
                Federal       2,716,000              -                  -
                State           134,000              -                  -
                             ----------         ----------         ----------
                              2,850,000              -                  -
                             ----------         ----------         ----------
                             $2,950,000         $   19,965         $  145,558
                             ==========         ==========         ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 12 - INCOME TAXES (Continued)

          A reconciliation of the federal statutory income tax rate to the Company's effective tax rate as reported is as follows:

                                         1997         1996            1995
                                       --------     --------        --------
                Taxes at federal
                  statutory rate         34.0%        (34.0)%         (34.0)%
                State and local
                  income taxes, net
                  of utilization          1.1           2.0             1.9
                Net operating loss
                  carryforwards         (31.0)         34.0            34.0
                Alternate minimum tax     . 9           -               -
                Utilization of tax
                  credits                 -             -               -
                                        -----         -----           -----
                Effective income tax
                  rate                    5.0%           .2%            1.9%
                                        =====         =====           =====

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 13 - OTHER CURRENT LIABILITIES

          Included in other current liabilities are the following:

                                             1997                     1996
                                         -----------               -----------
              Unearned revenue on
              service contracts          $ 1,399,243               $1,538,802
              Accrued bonus                4,000,000                    -
              Accrued payroll taxes          606,883                  902,686
              Accrued interest               245,527                  270,484
              Accrued royalties              317,307                  377,307
              Warranty and costs             267,736                  170,474
              Accrued salaries and
                commissions                  336,225                  283,722
              Litigation judgement         1,325,824                1,255,872
              Excise and sales taxes       1,438,930                1,461,255
              Other                        3,749,924                2,044,906
                                         -----------               ----------

                                         $13,687,599               $8,305,508
                                         ===========               ==========

          As of June 30, 1997 and 1996, the Company was in arrears on its state payroll taxes aggregating $248,743 and $193,264.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 14 - COMMITMENTS AND CONTINGENCIES

          Leases

          ------

          The Company rents its operating facilities under long-term lease agreements expiring at various dates through July 1997. These leases contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

          Future minimum payments for the noncancellable facilities and capital leases (principally milling machines) are as follows:

                Year Ended
                 June 30,                       Facilities           Capital
                ----------                      ----------         -----------

                   1998                         $  864,596         $  621,897
                   1999                            502,473            443,407
                   2000                              -                443,407
                   2001                              -                131,780
                   2002                              -                 27,651
                                                ----------         ----------

                Total minimum obligations       $1,367,069          2,168,142
                                                ==========

                Less: Amount representing
                        interest                                      511,360
                                                                   ----------
                Present value of net
                  minimum lease
                  obligations                                      $1,656,782
                                                                   ==========

          Rent expense for operating leases totalled approximately $1,261,820, $1,310,400 and $1,080,400 for the three years ended June 30, 1997, 1996 and 1995, respectively. Rent expense for the years ended June 30, 1997, 1996 and 1995 is as follows:

                                    1997            1996            1995
                                 ----------      ----------      ----------

              Minimum rent       $1,243,820      $1,238,400      $1,021,400
              Contingent rent        18,000          72,000          59,000
                                 ----------      ----------      ----------

                   Total         $1,261,820      $1,310,400      $1,080,400
                                 ==========      ==========      ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

          Litigation
          ----------

          On September 2, 1992, the Company filed an action against General Electric Company ("General Electric"), Hitachi Ltd. ("Hitachi") and other defendants for patent infringement in the United States District Court for the Eastern District of New York. The defendants contested the Company's claims, and Hitachi counterclaimed, alleging infringement by the Company of two of its patents. In April 1995, FONAR and Hitachi settled. On May 26, 1995, the jury rendered a verdict against General Electric awarding FONAR $110,575,000 for infringement of two of its patents (Multi-Angle Oblique "MAO" and Cancer Detection). On October 6, 1995, the court awarded FONAR $62 million in damages against General Electric for direct infringement on one of its patents and granted an injunction against General Electric prohibiting future violations of the patent. In February 1997, the Court of Appeals affirmed the judgement against General Electric for infringement of FONAR's MAO patent and reinstated the jury verdict awarding FONAR $35 million with respect to the infringement of the Cancer Detection patent.

          On May 8, 1997, the Court of Appeals denied General Electric's petition for a rehearing.

          General Electric then applied for a stay pending an appeal to the United States Supreme Court, which was denied by the Court of Appeals in the First Instance and then again by the Supreme Court.

          Following the denial of General Electric's petition and application for a stay, the District Court entered a judgement based on the Court of Appeals' decision. On July 2, 1997, General Electric paid $128.7 million (inclusive of interest), without, however, prejudicing its right to appeal to the Supreme Court. After the deduction of attorney's fees and expenses the net amount of the judgement to FONAR was $77.2 million, which is included in other income for the fiscal year ended June 30, 1997 in the accompanying financial statements.

          In August 1997, General Electric filed a petition for a writ of certiorari with the Supreme Court. The petition was denied in October 1997.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

          Litigation (Continued)

          ----------

          Philips Electronics North America Corp., Philips Medical Systems North American and U.S. Philips Corp. settling the lawsuits and claims between them.

          In September 1996, the Company entered into an agreement with Siemens Medical Systems, Inc. and its affiliates settling the lawsuits and claims between them. The settlement agreement which does not admit liability by either party includes as cross-license by Siemens and the Company of certain patents relating to MRI technology. The Company received a monetary payment from Siemens and an agreement by Siemens to pay the Company royalties.

          On March 4, 1996, the Company filed an action against Toshiba Corporation, Toshiba America Medical Systems, Inc., Toshiba American MRI, Inc. and others alleging infringement of four of its MRI patents.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

          Litigation (Continued)

          ----------

          On March 4, 1987, Philip B. Kivitz, M.D. and Rad-Sonic Diagnostic Medical Clinics, Inc., filed a complaint against AMD, FONAR, Raymond
          V. Damadian and others in the San Francisco County Superior Court (Case Action No. 870407). In his complaint, Dr. Kivitz had claimed $10,000,000 in compensatory damages and $10,000,000 in punitive damages. In January 1993, the case went to trial and the jury returned a verdict of $880,000 against AMD and $120,000 against FONAR. On June 17, 1993, the Court granted FONAR's and AMD's motion for judgement notwithstanding the verdict, thereby vacating the entire award against both FONAR and AMD, and determining that Dr. Kivitz is entitled to no recovery whatsoever. The case was appealed by the plaintiff and on February 27, 1995, the Appellate Court affirmed the lower court's judgement notwithstanding the verdict as to FONAR, but reversed the judgement as to AMD. Subsequently, AMD filed a petition for review with the California Supreme Court and was denied on May 17, 1995. As of June 30, 1997, the verdict of $880,000, plus interest, was provided for.

          On April 3, 1990, Summit, Rovins and Feldesman commenced an action in the Supreme Court of the State of New York, County of New York against the Company. The complaint alleges unpaid fees for legal services and disbursements to the amount of $664,371. The Company has answered the complaint, asserting various defenses and a counter claim of $100,000 for a refund of fees. The plaintiff made a motion for summary judgement which was granted as to the liability but denied as to the amount of damages. The Company has appealed this motion and in March 1995, the Appellate Court reversed the granting of summary judgement against FONAR. On June 25, 1997, the parties entered into a settlement agreement, whereby the Company has agreed to pay Summit, Rovins and Feldesman $415,000. In prior years, the Company had recorded a provision for potential liability related to this action. No further accrual was necessary for the year ended June 30, 1997.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

          Litigation (Continued)

          ----------

          During February 1994, a FONAR subsidiary, ("Medical SMI" formerly "Vonar Limited") issued shares to Long Investment, Ltd., an Israeli company, in consideration for $700,000. Long Investment, Ltd. claims the investment was made assuming Medical SMI would complete a private offering. The private offering was subsequently cancelled. Long Investment, Ltd. appealed to the District Court to appoint an arbitrator to decide if the Company should refund the investment. The case went to arbitration during the year and was dismissed.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

          Litigation (Continued)

          ----------

          The defendants and the Company strongly believe that the recapitalization, approved by the stockholders in tandem with a proposal to distribute shares of a new class of preferred stock to the holders of the common stock, is both fair and in the best interests of the Company and its stockholders. The defendant answered the complaint and a proposed settlement agreement was reached. In April 1997, the settlement was approved by the Delaware Court of Chancery. The settlement increases the dividends payable on the Company's common stock and Class A non-voting preferred stock from the proceeds of its patent litigation. The three percent (3%) dividend originally payable on the common stock of any awards collected by the Company on its Cancer Detection patent (U.S. Patent No. 3,789,832) was increased to 3-1/4% of the first $10 million collected, 4-1/2% of the next $20 million collected and 5-1/2% of any additional amounts collected of any such cash award. The 3% dividend originally payable on the Class A non-voting preferred stock of any awards on the other four patents asserted in the litigation against General Electric Company and Hitachi, Ltd., including the Company's Multi-Angle Oblique Imaging patent, was similarly increased and extended to any patent litigation seeking to enforce those patents commenced prior to November 29, 1997. In addition, the Company agreed to issue warrants to purchase common stock to holders of record of its common stock on October 25, 1995. The settlement agreement further provided that there would be no further recapitalizations increasing Dr. Damadian's voting control for a period of 5 years without the consent of a majority of the holders of the Company's common stock, and Dr. Damadian agreed to share with the holders of the common stock any "control premium" he might receive in connection with the sale by him of Class B or Class C common stock during a five-year period.

          As of June 30, 1997, the dividend payable has been provided for.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

          The Company also is involved in a number of smaller litigations which aggregate approximately $3,061,000. The Company has interposed answers in all cases, except where an answer is not yet due. The Company has established provisions for most of the liabilities represented by these smaller claims, and where provisions have not been established, management believes it will prevail on the merits and intends to vigorously contest the claims. Based on its past experience dealing with such claims, the Company anticipates it will be able to settle most of these smaller litigations with provisions to pay over periods of time which are manageable for the Company.

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

          License Agreement and Self-Insurance

          ------------------------------------

          The Company entered into a license agreement during 1990 with an entity whereby the Company must pay a royalty of 1.35% on the Company's future sales of certain NMR imaging apparatus through January 31, 1995 in the United States and April 17, 1996 in Canada. Royalty expense charged to operations for the years ended June 30, 1997, 1996 and 1995 approximated $-0-, $15,000 and $147,000, respectively.

          The Company is self-insured with respect to substantially all insurable business risks except for insurance on certain equipment pledged as collateral for long-term debt. During the fiscal years ended June 30, 1997, 1996 and 1995, no material claims arose.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

          Management Contract
          -------------------

          In connection with the acquisition of Affordable Diagnostics, Inc. HMC entered into a management agreement with the former President of Affordable effective July 1, 1997. The agreement provides for a base fee of $52,000 per year for a 5-year period commencing July 1, 1997 and 60,000 shares of HMC's common stock valued at $60,000, as a signing bonus. An additional 240,000 shares of HMC's common stock is issuable to the consultants provided certain financial hurdles are met over the 5-year term of the agreement.


NOTE 15 - OTHER INCOME (EXPENSE) AND SUPPLEMENTARY PROFIT AND LOSS DATA

          Other income (expense) consists of:

                                                    For the Years Ended June 30,
                                      -----------------------------------------
                                         1997            1996            1995
                                      -----------     ----------      ----------

             Other income
               (expense)              $  (336,681)   $  248,034       $  651,251
             Gain on settlement of
              various legal
              disputes
              and other
              claims
                                       83,436,366     3,759,542        2,970,356
                                      -----------    ----------      -----------

                                      $83,099,685    $4,007,576       $3,621,607
                                      ===========    ==========       ==========

          Maintenance and repair expenses totalled approximately $312,000, $358,000 and $367,000 for the years ended June 30, 1997, 1996 and
          1995, respectively. Royalty expenses approximated $-0-, $15,000 and $147,000 for the years ended June 30, 1997, 1996 and 1995, respectively. Amortization of intangible assets was approximately $793,847, $1,233,000 and $1,431,000 for the years ended June 30, 1997,
          1996 and 1995, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION

          During the years ended June 30, 1997, 1996 and 1995, the Company paid $336,857, $668,956 and $1,378,432 for interest, respectively. During the years ended June 30, 1997, 1996 and 1995, the Company paid $861, $68,552 and $12,867 for income taxes, respectively.

          During the year ended June 30, 1997,  the Company  acquired the assets
          and  assumed   liabilities   of  Affordable   Diagnostics,   Inc.  The
          transaction had the following non-cash impact on the balance sheet:


                          Accounts receivable                       $1,195,912
                          Equipment                                  1,115,825
                          Other assets                                  19,906
                          Intangibles                                2,796,197
                          Accounts payable                             (84,762)
                          Notes payable                               (315,000)
                          Capital lease obligation                    (523,905)
                          Other liabilities                            (81,900)
                          Deferred taxes payable                      (443,790)
                          Equity                                    (3,680,317)
                                                                    ----------
                          Cash acquired from acquisition            $   (1,834)
                                                                    ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

                         Non-Cash Transactions
                         ---------------------

                         During the year ended June 30, 1997:

                         a)       The  Company  received   promissory  notes  of
                                  $8,074,616 in connection with the exercise of stock options and issuance of common stock.

                         b)       The  Company  issued  579,271  shares  of  its
                                  common   stock  in   settlement   of   current
                                  liabilities aggregating $1,444,522.

                         c)       The  Company  issued  1,764,000  shares of its
                                  common   stock   valued   at   $3,630,312   in
                                  connection with the acquisition of Affordable Diagnostics, Inc.

                         d) Pursuant to consulting contracts with shareholders of Affordable Diagnostics, Inc., the Company issued 410,000 shares of its common stock valued at $1,096,000.

                         During the year ended June 30, 1996:

                         a) Common stock issued and options exercised in exchange for notes received from stockholders totalled $9,590,134.

                         b) Property and equipment with a book value of $411,347
                                  was reclassified to inventory.

                         c) Receivables under a lease agreement for an MRI scanner were acquired in exchange for common stock valued at $351,000.

                         During the year ended June 30, 1995:

                         a)       Common stock  issued and options  exercised in
                                  exchange    for    notes    receivable    from
                                  stockholders totalled $9,771,127.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 16 - SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

                         c) Property and equipment with a book value of $100,926 was reclassified to inventory.

                         d) Notes payable and accrued interest totalling $446,959 were repaid by the issuance of common stock.

                         e)  Inventory  purchased  for  resale of  $149,813  was
                                  financed under a capital lease.

NOTE 17 - GOVERNMENT REGULATIONS

          The healthcare industry is highly regulated by numerous laws, regulations, approvals and licensing requirements at the federal, state and local levels. Regulatory authorities have very broad discretion to interpret and enforce these laws and promulgate corresponding regulation. The Company believes that its operations under agreements pursuant to which it is currently providing services are in material compliance with these laws and regulations. However, there can be no assurance that a court or regulatory authority will not determine that the Company's operations (including arrangements with new or existing clients) violate applicable laws or regulations. If the Company's interpretation of the relevant laws and regulations is inaccurate, the Company's business and its prospects could be materially and adversely affected. The following are among the laws and regulations that affect the Company's operations and development activities; corporate practice of medicine; fee splitting; anti-referral laws; anti-kickback laws; certificates of need, regulation of diagnostic imaging; no-fault insurance; worker's compensation; and proposed healthcare reform legislation.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 18 - ADVANCES AND NOTES TO AFFILIATES AND RELATED PARTIES

          Effective December 1, 1993, Albany Magnetic Imaging Center, P.C., a Georgia professional corporation, of which Raymond V. Damadian is the sole stockholder ("Albany Center"), purchased the scanner being utilized at its site from the Company for a purchase price of $1,128,844. Of the purchase price, $574,077 was paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner. Such indebtedness to the lender was retired pursuant to a new equipment finance lease between the lender and the Albany Center, guaranteed by the Company, providing for 18 monthly payments of $35,000 each. Following payment of the lease, the remaining $554,767 of the purchase price due to the Company is required to be paid pursuant to a promissory note, with interest at 10% per annum, over an 18-month term (17 payments of $35,000 each and one final payment of $2,454.08).

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 18 - ADVANCES AND NOTES TO AFFILIATES AND RELATED PARTIES (Continued)

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 18 - ADVANCES AND NOTES TO AFFILIATES AND RELATED PARTIES (Continued)

          Pursuant to an agreement dated September 30, 1993, Advanced Medical Diagnostics Corporation ("AMD"), a subsidiary of the Company sold to Dade County MRI, P.A. its interests in a partnershp which had formerly operated an MRI scanning center in Miami, Florida. The purchase price of $100,000 is payable, with interest at 10% per annum in sixty (60) equal consecutive monthly installments of principal and interest (including interest accrued from September 30, 1993), commencing 90 days after the scanner is placed in service. The partnership is presently inactive. Dade County MRI, P.A. is a Florida professional association of which Raymond V. Damadian is the sole stockholder, director and President.

          Pursuant to an agreement dated August 3, 1993, MRI Specialties, Inc. ("Specialties") engaged the Company to deinstall, transport and reinstall an MRI scanner purchased from a third party. Timothy
          Damadian, a Vice-President of the Company, is the stockholder, Director and President of Specialties. The agreement provides for a price of $120,000 payable in 36 monthly installments of $3,760 each (inclusive of interest at 8% per annum) which amount has now been paid in full. The agreement also provided that the Company provide a Four Post Canopy and Steel upgrade, Signal Plus Surface Coils and Whisper Gradients for the MRI scanner. The scanner is owned by Canarsie MRI Associates ("Canarsie"), a joint venture partnership of which Specialties is an owner, and Canarsie is party to a service agreement for the scanner with the Company at an annual fee of $70,000 for the period September 1, 1996 through August 31, 1997 and September 1, 1997 through August 31, 1998.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 18 - ADVANCES AND NOTES TO AFFILIATES AND RELATED PARTIES (Continued)

          Pursuant to an agreement dated January 2, 1996, Guardian MRI, Inc. ("Guardian") engaged the Company to deinstall, transport and reinstall an MRI scanner purchased for Pompano MRI Associates ("Pompano") from a third party. Timothy Damadian, a Vice-President of the Company, is a stockholder, director and officer of Guardian. Pompano is a joint venture partnership of which Guardian is an owner. The agreement provides for a price of $120,000 payable in 36 monthly installments of $3,760.36 each (inclusive of interest at 8% per annum) pursuant to a note executed and delivered by Guardian upon the completion of the reinstallation. The agreement also provides that the Company will provide a six-month warranty for the scanner and a service agreement thereafter for the periods October 1, 1996 to September 30, 1997 and October 1, 1997 to September 30, 1998, at an annual price of $70,000. In addition, the agreement provided that the Company provide updated software, Signal Plus Surface Coils, Whisper Gradients and a Four Post Canopy and Steel upgrade for the scanner.

          As at June 30, 1997, the aggregate indebtedness of Specialties and Canarsie to the Company was $19,547 and the aggregate indebtedness of Guardian and Pompano to the Company was $95,757.

          As of June 30, 1997, the Company had entered into various service contracts with related entities. The service contracts aggregating $ , are for one year terms and expire at various dates.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



NOTE 19 - SEGMENT INFORMATION

          The Company operates in two industry segments manufacturing and the servicing of medical equipment and management of physician practices, including diagnostic imaging services.

          The following table shows net revenues, operating income and other financial information by industry segment for the years ended June 30:

                                1997               1996                 1995
                            -----------        -----------          -----------

Net revenues:
  Medical equipment         $ 9,534,048        $ 7,758,805          $ 8,659,480
  Physician management
    services                  8,099,018          6,156,920            7,893,196
                            -----------        -----------          -----------
    Total                    17,633,066         13,915,725           16,552,676
                            ===========        ===========          ===========

Income (loss) from
  operations:
    Medical equipment       (23,318,242)       (11,912,687)         (10,203,377)
    Physician practice
      management             (1,063,463)        (3,364,559)              63,423
                            -----------        -----------          -----------
    Total                   (24,381,705)       (15,277,286)         (10,139,954)
                            ===========        ===========          ===========

Identifiable assets:
  Medical equipment          96,623,863         24,914,610           51,480,169
  Physician practice
    management               10,066,698          3,142,774            3,463,408
                            -----------        -----------          -----------
      Total                 106,690,561         28,057,384           54,943,577
                            ===========        ===========          ===========

Depreciation and
  amortization:
    Medical equipment         1,593,586          2,259,183            2,426,982
    Physician practice
      management                429,879            377,373              254,993
                            -----------        -----------          -----------
        Total                 2,023,465          2,636,550            2,681,975
                            ===========        ===========          ===========

Capital expenditures:
  Medical equipment           1,530,145          1,761,199            1,727,195
  Physician practice
    management                  218,574             -                    25,610
                            -----------        -----------          -----------
        Total                 1,748,719          1,761,199            1,752,805
                            ===========        ===========          ===========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

NOTE 20 - PROFORMA INFORMATION (UNAUDITED)

          The Company's consolidated financial statements for the years ended June 30, 1997, 1996 and 1995 do not include the results of operations of Affordable Diagnostics, Inc. The following summarizes the unaudited proforma results of operations for the years ended June 30, 1997, 1996 and 1995, assuming the foregoing acquisition had occurred on June 30, 1997, 1996 and 1995 (in thousands, except per share data):

                                 1997              1996              1995
                            ------------      -----------        ------------
                            (Unaudited)       (Unaudited)        (Unaudited)

       Revenue, net         $ 20,668,103      $ 15,301,562       $ 16,759,239
       Loss from
         operations         $(24,076,442)     $(14,964,681)      $(10,139,391)
       Income (loss)
         before income
         taxes              $ 59,026,822      $(11,255,687)      $ (7,750,830)
       Fully diluted
         net income
         (loss) per
         share                     $0.95            $(0.22)            $(0.17)

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

         The officers and directors of the Company are set forth below:

         Raymond V. Damadian, M.D.    61   President, Chairman of
                                           the Board and a
                                           Director

         Timothy R. Damadian          33   Vice President of
                                           Operations

         David B. Terry               50   Secretary and Treasurer

         Claudette J.V. Chan          60   Director

         Robert J. Janoff             70   Director

         Herbert Maisel               53   Director

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

         Robert J. Janoff has been a Director of FONAR since February, 1989. Mr. Janoff has been a self-employed New York State licensed private investigator for more than thirty-five years and was a Senior Adjustor in Empire Insurance Group for more than 15 years until retiring from that position on July 1, 1997. Mr. Janoff also served, from June 1985 to June 1991, as President of Action Data Management Strategies, Ltd., a supplier of computer programs for use by insurance companies. Mr. Janoff is a member of the Board of Directors of Harmony Heights of Oyster Bay, New York, which is a nonprofit residential school for girls with learning disabilities.

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

         The Board of Directors does not have a compensation Committee: Dr. Raymond V. Damadian, President, Chief Executive Officer and Chairman of the Board, is the only executive officer who is a member of the Board of Directors. Dr. Damadian participates in the determination of executive compensation for the Company's officers.

         There is set forth in the following Summary Compensation Table the compensation provided by the Company during fiscal 1997 to its Chief Executive Officer. No other executive officer had a salary and bonus equal to at least $100,000 during fiscal 1997. There is set forth in the following Option Grant Table and Option Exercise Table any stock options granted and exercised by Dr. Damadian during fiscal 1997.

I.  SUMMARY COMPENSATION TABLE
                                                       |                                    |
                                                       |       Long Term Compensation       |
                                                       ------------------------------------------------------
                   Annual Compensation                 |        Awards         |  Payouts   |
-------------------------------------------------------------------------------------------------------------
                                                       |                       |            |
  (a)           (b)        (c)      (d)       (e)      |   (f)         (g)     |    (h)     |    (i)
  Name                                       Other     |                       |            |
  and                                        Annual    | Restricted            |            |  All Other
Principal                                    Compen-   |   Stock      Options  |    LTIP    |   Compen-
Position                 Salary    Bonus     sation    |  Award(s)     SARs    |   Payouts  |   sation
   2           Year       ($)       ($)       ($)      |    ($)        (#)     |    ($)     |    ($)
-------------------------------------------------------------------------------------------------------------
                                                       |                       |            |
                                                       |                       |            |
Raymond V.     1997    $86,799.95    -          -      |   -            -      |     -      |      -
Damadian,      1996    $86,799.95    -          -      |   -            -      |     -      |      -
President &    1995    $86,679.94    -          -      |   -            -      |     -      |      -
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
President &
CEO

III.  OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

Aggregated Options/SAR Exercises in Last Fiscal Year, amd FY-End Option/Sar Value

-------------------------------------------------------------------------------------------------------------

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

                                                       Exercisable/      Exercisable/
                                                       Unexercisable     Unexercisable

-------------------------------------------------------------------------------------------------------------
Raymond V.         0                  -                  0                      -
Damadian,
President
and CEO

EMPLOYEE COMPENSATION PLANS

         The Company's 1993 Incentive Stock Option Plan, adopted on March 26, 1993, is intended to qualify as an incentive stock option plan under
Section 422A of the Internal Revenue Code of 1954, as amended. The 1993 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 1,500,000 shares of Common Stock. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferrable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The 1993 Stock Option Plan will terminate on March 25, 2003.
As of June 30, 1997, options to purchase 858,000 shares of Common Stock were available for future grant under the plan.

         The Company's 1995 Nonstatutory Stock Option Plan, adopted on April 1, 1995, permitted the issuance of stock options covering an aggregate of 5,000,000 shares of Common Stock. The options were issued at such prices and upon such terms and conditions as were determined by the Company. The 1995 Nonstatutory Stock Option Plan will terminate on March 31, 2005. As of June 30, 1997, no options were available for future grant under this Plan.

         The Company's 1995 Stock Bonus Plan, adopted on April 1, 1995, permits the Company to issue an aggregate of 5,000,000 shares of Common Stock as a bonus or compensation. The Company selects the persons to whom bonus stock will be issued, the number of shares to be awarded and such other terms and conditions as it deems advisable. The 1995 Stock Bonus Plan will terminate on March 31, 2005. As of June 30, 1997, 1,684,708 shares of Common Stock were available for future grant.

         The Company's 1997 Nonstatutory Stock Option Plan, adopted on May 9, 1997, permits the issuance of stock options covering an aggregate of 5,000,000 shares of Common Stock. The options may be issued at such prices and upon such terms and conditions as are determined by the Company. The 1997 Nonstatutory Stock Option Plan will terminate on May 8, 2007. As of June 30, 1997, options to purchase 4,800,000 shares of Common Stock were available for future grant.

         The Company's 1997 Stock Bonus Plan, adopted on May 9, 1997, permits the Company to issue an aggregate of 5,000,000 shares of Common Stock as a bonus or compensation. The Company selects the persons to whom bonus stock will be issued, the number of shares to be awarded and such other terms and conditions as it deems advisable. The 1997 Stock Bonus Plan will terminate on May 8, 2007. As of June 30, 1997, 5,000,000 shares of Common Stock were available for future grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the number and percentage of shares of the Company's securities held by each director, by each person known by the Company to own in excess of five percent of the Company's voting securities and by all officers and directors as a group as of September 22, 1997.

Name and Address of             Shares              Percent
Beneficial Owner (1)      Beneficially Owned        of Class

Raymond V. Damadian, M.D.
c/o FONAR Corporation
Melville, New York
 Director, President
 CEO, 5% + Stockholder
    Common Stock              2,371,338                4.75%
    Class C Stock             9,561,174               99.98%
    Class A Preferred           477,328                6.08%

Claudette Chan
 Director
    Common Stock                  4,000                *
    Class A Preferred               800                *

Robert J. Janoff
 Director
    Common Stock                 42,000                *
    Class A Preferred             2,000                *

Herbert Maisel
 Director
    Common Stock (2)                100                *
    Class A Preferred                20                *

All Officers and Directors
as a Group (6 persons)
    (2)(3)
    Common Stock              2,458,147              4.93%
    Class C Stock             9,561,174              99.98%
    Class A Preferred           492,765               6.27%
___________________________
*   Less than one percent

1. Address provided for each beneficial owner owning more than five percent of the voting securities of the Company.

2. Includes 50 shares of the Company's Common Stock and 10 shares of the Company's Class A Non-voting Preferred Stock which are held in the name of Mr. Maisel as trustee for his daughter and 50 shares of the Company's Common Stock and 10 shares of the Company's Class A Non-voting Preferred Stock which are held by Mr. Maisel's wife.

3. Includes 96 shares of the Company's Common Stock and 19 shares of the Company's Class A Non-voting Preferred Stock held by an officer jointly with his wife and 188 shares of the Company's Common Stock and 38 shares of the Company's Class A Non-voting Preferred Stock held in trust by an officer for his children.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Background.

         On April 7, 1989, at a time when the Company lacked both the financing and working capital to establish its own centers, Donna Damadian, the wife of Raymond V. Damadian, M.D., Chairman and President of the Company, purchased from FONAR a scanner for a purchase price of $1,508,000 (the price paid by FONAR's customers for like equipment). $1.2 million was paid in cash, providing a much needed cash infusion for the Company, and the balance was paid over time with interest pursuant to a promissory note of even date. The scanner was leased to Macon Magnetic Resonance Imaging, P.C. ("Macon Center"), a Georgia professional corporation wholly-owned by, and of which Dr. Damadian is, the President.

         Thereafter, between 1990 and 1996, Raymond V. Damadian, M.D. MR Scanning Centers Management Company, a Delaware corporation of which Dr. Damadian was the sole stockholder, director and President ("RVDC"), purchased and leased scanners from Fonar to establish a network of MRI scanning centers ("Centers") in New York, Florida, Georgia and other locations. RVDC provided the necessary management and the scanners to the Centers, although in certain situations, a Center would acquire the scanner directly from FONAR.

ACQUISITION OF RVDC.

         Effective June 30, 1997, FONAR's wholly-owned subsidiary, U.S. Health Management Corporation ("HMC"), acquired RVDC by purchasing all of the issued and outstanding shares of RVDC from Dr. Damadian for 10,000 shares of the Common Stock of FONAR. The transactions can be rescinded by Dr. Damadian, however, if the judgment against The General Electric Company for patent infringement (see "Litigation") is reversed, or in the event of a change of control in FONAR or the bankruptcy of FONAR. In connection with the transaction, FONAR granted RVDC a nonexclusive royalty free license to FONAR's patents and software. These licenses may be terminated by FONAR in the event of the bankruptcy of RVDC or a change in control of RVDC.

         In connection with and immediately prior to the sale of RVDC to HMC, certain leases and sales of scanners to RVDC were terminated. The scanners were then leased directly to the Centers at which they were installed pursuant to new scanner leases between HMC and the Centers.

         In addition, in connection with and immediately prior to the acquisition of RVDC by HMC, sales agreements between FONAR and RVDC to sell and install MRI scanners at twenty (20) future sites (involving approximately $13.7 million in the aggregate) were canceled. The opportunity to establish diagnostic imaging centers or other ancillary service facilities at these locations will be pursued directly by HMC to the extent appropriate after they are reviewed and coordinated with HMC's overall business and marketing strategies.

NEW AGREEMENTS WITH HMC.

         Effective July 1, 1997, immediately following the effective date of the acquisition of RVDC by HMC, all previous management arrangements between RVDC and the Centers were terminated and new management agreements were entered into by the Centers and HMC ("Management Agreements").

         Pursuant to the Management Agreements, HMC is providing comprehensive management and administrative services and office facilities, including marketing, advertising, billing and collection of accounts, payroll and accounts payable processing, supplies and utilities to the Centers. Under the Management Agreements, HMC provides service through FONAR for the scanners at the Centers, eliminating the need for the Centers to have separate service agreements for their scanners. In total, there are 17 Centers having Management Agreements with HMC.

         With respect to the scanners at 8 of the 17 Centers, the lease or sales agreement between RVDC (or the Center in some cases) and FONAR have been terminated. In substitution for the previous arrangements, HMC, effective as of July 1, 1997, entered into new scanner leases ("Scanner Leases") with the 8 Centers.

         The fees to HMC under both the Management Agreements and the Scanner Leases are on a per scan basis.

         Following the acquisition of RVDC by HMC and related transactions, 15 of the Centers continued to be wholly-owned by Dr. Raymond Damadian. Since fees under the Management Agreements and Scanner Leases between HMC and the Centers are determined on a per scan (usage) basis, as discussed previously, the fees which will be payable during the current fiscal year (July 1, 1997 to June 30, 1998) cannot be predicted with certainty. Nevertheless, HMC has estimated, by annualizing the actual number of scans performed at the Centers owned by Dr. Damadian during the first quarter of fiscal 1998 (July 1, 1997 to September 30, 1997), that the annual aggregate of management and scanner lease fees that would be payable to HMC by the 15 Centers owned by Dr. Damadian would be approximately $8.2 million.

         From May, 1990 to June 30, 1997, RVDC was party to a service agreement with FONAR for the servicing of the scanner at the Macon Center. From April, 1996 to April 1997, the service agreement price in effect was $123,760 per annum and from April 1997 to June 30, 1997 the price in effect was $50,000 per annum. Commencing July 1, 1997, HMC entered into a Management Agreement with the Macon Center. Service for the scanner is included under the Management Agreement.

         By agreement dated June 27, 1990, Tallahassee Magnetic Resonance Imaging, P.A. ("TMRI"), a Florida professional association of which Raymond
V. Damadian is the sole shareholder, director and President, agreed to support the Company's financial obligations to one of its secured lenders by agreeing to be the lessee of one of its mobile scanners for a period of five years, subject to the superior rights of the Company's secured lender. Effective June 30, 1991, the lease arrangements were restructured to provide for a five year term, commencing June 30, 1991, and the monthly payment was fixed at $43,217. Since service and maintenance for the scanner were not included under the new lease, TMRI was party to a service agreement with the Company for the scanner from June 30, 1991 to June 30, 1997. During the fiscal year ended June 30, 1997 the service agreement price in effect was $50,000 per annum. Effective June 30, 1997, the scanner lease and service agreement with FONAR were terminated.

         Effective December 1, 1993, Albany Magnetic Resonance Imaging, P.C. (the "Albany Center"), a Georgia professional corporation of which Raymond
V. Damadian is the sole shareholder, director and President, purchased the scanner being utilized at its site from the Company for a purchase price of $1,128,844. Of the purchase price, $574,077 was paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner. Such indebtedness to the lender was retired pursuant to a new equipment finance lease between the lender and the Albany Center, guaranteed by the Company, providing for 18 monthly payments of $35,000 each. Following payment of the lease, the remaining $554,767 of the purchase price due to the Company is required to be paid pursuant to a promissory note, with interest at 10% per annum, over an 18 month term (17 payments of $35,000
each and one final payment of $2,454.08).   In addition, from December 1,
1993 to June 30, 1997, the Albany Center was party to a service agreement with the Company for the scanner. During the fiscal year ended June 30, 1997, the service agreement price in effect was $50,000 per annum. Commencing July 1, 1997, HMC entered into a Management Agreement with the Albany Center. Service for the scanner is included under the Management Agreement.

         Pursuant to an agreement dated March 7, 1990, RVDC agreed to assume the financial and other obligations of the original lessee under a lease for a mobile scanner dated December 13, 1988. Effective June 30, 1991, the lease arrangements were restructured to provide for a five year term commencing June 30, 1991, and the monthly payment was fixed at $42,387.
RVDC in turn has provided the use of the scanner to Central Island MRI, P.C. (the "Staten Island Center"), a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President. In addition, RVDC was party to a service agreement with the Company for the scanner from June 30, 1991 to June 30, 1997. During the fiscal year ended June 30, 1997, the service agreement price in effect was $50,000 per annum. Effective June 30, 1997, the scanner lease and service agreement with FONAR were terminated. Commencing July 1, 1997, HMC entered into a Management Agreement and a Scanner Lease with the Staten Island Center. Service for the scanner is included under the Management Agreement.

         In July 1994, Deerfield Magnetic Resonance Imaging, P.A. (the "Deerfield Center"), a Florida professional association of which Raymond V. Damadian is the sole shareholder, director and President, purchased the scanner being utilized at its site from the Company by assuming the Company's indebtedness to the lender secured by the scanner in the amount of $508,180.07, which was paid pursuant to a note, guaranteed by the Company, with interest at 10% per annum over a period of 18 months. In connection with assuming the debt to the lender, the Deerfield Center also assumed the remaining outstanding lease obligation of RVDC to the Company respecting the scanner in the amount of $454,005.11. This amount is to be paid pursuant to a promissory note, bearing interest at the rate of 10% per annum, in 17 monthly installments (16 installments of $30,000 each and one installment of $7,274.79) commencing January 1, 1996. During the fiscal year ended June 30, 1997, the Deerfield Center was party to a service agreement for its scanner at a price of $120,000 per annum. Commencing July 1, 1997, HMC and the Deerfield Center entered into a Management Agreement. Service for the scanner is included under the Management Agreement.

         Effective December 1, 1993, Daytona Beach Magnetic Resonance Imaging, P.A. (the "Daytona Beach Center"), a Florida professional association of which Raymond V. Damadian is the sole shareholder, director and President, purchased the scanner being utilized at its site from the Company for a purchase price of $1,416,717. Of the purchase price, $328,044 was paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner. Such indebtedness to the lender was retired pursuant to a new equipment finance lease between the lender and the Daytona Beach Center, guaranteed by the Company, providing for 18 monthly payments of $20,000 each. The remaining $1,088,673 of the purchase price due to the Company is required to be paid pursuant to a promissory note, with interest at 10% per annum, over a 45 month term commencing July 1, 1994 as follows: eleven installments of $15,000 each, thirty-three installments of $35,000 each and one installment of $19,097.26. From May 6, 1996 to May 5, 1997, the Daytona Beach Center was party to a service agreement with the Company for the scanner at a price of $105,105.60 per annum and from May 5, 1997 to June 30, 1997 at a price of $50,000 per annum. Commencing July 1, 1997, HMC and the Daytona Beach Center entered into a Management Agreement. Service for the scanner is included under the Management Agreement.

         Melville MRI, P.C. (the "Melville Center"), a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President, purchased the scanner being utilized at its site from the Company for a purchase price of $1,011,431.12. Of the purchase price, $900,000 is to be paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner pursuant to a note bearing interest at 14% per annum and providing for 60 monthly payments of $20,700 each. The remaining $111,431.12 of the purchase price is to be paid concurrently with the payments to the lender pursuant to a note, with interest at 10% per annum, providing for 60 monthly payment of $2,367.58 each. From December 15, 1995 to December 14, 1996, the Melville Center was party to a service contract with the Company for the scanner at a price of $125,000 per annum and from December 15, 1996 to June 30, 1997 at a price of $50,000 per annum. Commencing July 1, 1997, HMC entered into a Management Agreement with the Melville Center. Service for the scanner is included under the Management Agreement.

         Effective November 13, 1993, Astoria MRI, P.C. (the "Astoria Center"), a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President, entered into a lease with the Company for one of the Company's scanners providing for 84 monthly payments of $16,978.43 each commencing February 1, 1994. In addition, the Astoria Center was party to a service agreement with the Company for the scanner, the fee for which was $105,000 per annum from October 27, 1995 to October 26, 1996 and $50,000 per annum from October 27, 1996 to June 30, 1997. Effective June 30, 1997, the scanner lease and the service agreement with FONAR were terminated. Commencing July 1, 1997, HMC and the Astoria Center entered into a Management Agreement and a Scanner Lease. Service for the Scanner is included under the Management Agreement.

         Effective November 13, 1993, Damadian MRI at Islandia, P.C. (the "Islandia Center"), a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President, entered into a lease with the Company for one of the Company's scanners. The lease provides for monthly payments of $15,586.21 for a term of 84 months commencing February 1, 1994. From December 6, 1995 to December 5, 1996, the Islandia Center was party to a service agreement with the Company for the scanner, at a fee of $105,000 per annum and from December 6, 1997 to June 30, 1997 at a fee of $50,000 per annum. Commencing July 1, 1997, HMC and the Islandia Center entered into a Management Agreement. Service for the scanner is included under the Management Agreement.

         Pursuant to a sales agreement dated April 29, 1992, RVDC agreed to purchase an MRI scanner for a site in Bayside, New York for a purchase price of $1,000,000, payable in installments. In turn, the scanner was provided by RVDC to Bayside MRI, P.C. (the "Bayside Center"), a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President. From January 11, 1996 to January 10, 1997, the Bayside Center was party to a service agreement with FONAR for the scanner at a fee of $105,000 per annum and from January 11, 1997 to June 30, 1997 at a fee of $50,000 per annum. Effective June 30, 1997, the sale of the scanner was reversed and the service agreement was terminated. Commencing July 1, 1997, HMC and the Bayside Center entered into a Management Agreement and a Scanner Lease. Service for the scanner is included under the Management Agreement.

         Pursuant to a sales agreement dated June 3, 1992, RVDC agreed to purchase an MRI scanner for a site in Elmhurst, New York for a purchase price of $1,000,000, payable in installments. In turn, the scanner was provided by RVDC to Damadian MRI at Elmhurst, P.C., a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President (the "Elmhurst Center"). From December 14, 1995 to December 13, 1996, the Elmhurst Center was party to a service agreement with FONAR for the scanner at a fee of $105,000 per annum and from December 13, 1996 to June 30, 1997 at a fee of $50,000 per annum. Effective June 30, 1997, the sale of the scanner was reversed and the service agreement was terminated. Commencing July 1, 1997, HMC and the Elmhurst Center entered into a Management Agreement and a Scanner Lease. Service for the scanner is included under the Management Agreement.

         Pursuant to a sales agreement dated June 18, 1992, RVDC agreed to purchase an MRI scanner for a site in Forest Hills, New York for a purchase price of $1,000,000, payable in installments. In turn, the scanner was provided by RVDC to Damadian MRI in Forest Hills, P.C. (the "Forest Hills Center"), a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President. From October 11, 1996 to June 30, 1997, RVDC was party to a service agreement with FONAR for the scanner at a price of $50,000 per annum. Effective June 30, 1997, the sale of the scanner was reversed and the service agreement was terminated. Commencing July 1, 1997, HMC and the Forest Hills Center entered into a Management Agreement and a Scanner Lease. Service for the scanner is included under the Management Agreement.

          Pursuant to an agreement dated April 6, 1993, First Coast Magnetic Resonance Imaging, P.A. ("First Coast"), a professional association of which Raymond V. Damadian is the sole stockholder, director and President, purchased the Company's partnership/joint venture interests in two MRI scanning centers in Florida (one in Jacksonville and one in Fort Meyers) for a purchase price of $3,200,000. The agreement provided for payment of the purchase price as follows: $200,000 no later than June 30, 1993 and the balance in (a) 36 equal monthly installments of principal and interest (8% per annum) in the amount of $46,758.64 each and (b) one final 37th installment of principal in the amount of $1,915,323.60. Subsequently, the joint venture/partnership was terminated and partitioned with First Coast ultimately receiving the Jacksonville Center. First Coast has been party to service agreements with the Company with prices as follows: $105,416 per annum from May 18, 1996 to May 17, 1997 and $50,000 per annum from May 18, 1997 to June 30, 1997. Effective June 30, 1997, the sale and purchase of the joint venture interests was rescinded and the service agreement with First Coast was terminated. Commencing July 1, 1997, HMC and First Coast entered into a Management Agreement and a Scanner Lease. Service for the scanner at the Center is included under the Management Agreement.

         Damadian MRI in Philadelphia, P.C., (the "Philadelphia Center"), a Pennsylvania professional corporation of which Raymond V. Damadian is the sole shareholder, director and President, was party to a service agreement with the Company for its scanner (leased directly from an independent financing source) at an annual fee of $108,426 from November 2, 1995 to November 1, 1996 and at an annual rate of $50,000 from November 1, 1996 to June 30, 1997. Commencing July 1, 1997, HMC and the Philadelphia Center entered into a Management Agreement. Service for the scanner is included under the Management Agreement.

         West Palm Beach MRI, P.A. (the "West Palm Beach Center"), a Florida professional association of which Raymond V. Damadian is the sole shareholder, director and President, was party to a service agreement with the Company for its scanner at an annual fee of $105,000 from March 1, 1996 to February 28, 1997, and at an annual rate of $50,000 from March 1, 1997 to June 30, 1997. Commencing July 1, 1997, HMC and the West Palm Beach Center entered into a Management Agreement. Service for the scanner is included under the Management Agreement.

         Pursuant to a sales agreement dated June 30, 1993 RVDC agreed to purchase an MRI scanner from the Company for a site in Coral Gables, Florida (the "Coral Gables Center"). In turn, use of the scanner was provided to Dade County MRI, P.A., a Florida professional association of which Raymond
V. Damadian is the sole stockholder, director and President. The sales agreement provided for a purchase price of $1,000,000 payable in installments. Effective June 30, 1997, the sales agreement was terminated. Commencing July 1, 1997, HMC and Dade County MRI, P.A. entered into a Management Agreement and a Scanner Lease for the Coral Gables Center. Service for the scanner is included under the Management Agreement.

         Damadian MRI in Garden City, P.C. (the "Garden City Center"), a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President, was party to a service agreement with the Company for its scanner at a rate of $50,000 per annum for the period from October 1, 1996 to June 30, 1997. Commencing July 1, 1997, HMC and the Garden City Center entered into a Management Agreement. Service for the scanner is included under the Management Agreement.

         Pursuant to an agreement dated March 31, 1993, RVDC agreed to purchase the Company's general partnership interest (approximately 92% of the partnership) in a partnership owning and operating an MRI scanning center in Bensonhurst (Brooklyn), New York ("the "Bensonhurst Center"). The purchase price of $923,000 is payable in 84 equal monthly installments of $14,386.07 each commencing May 1, 1993, which amount includes principal and interest at the rate of 8% per annum amortized over the term. The partnership is also party to a service agreement with the Company. The current annual rate is $50,000 for the one year service contract from May 18, 1997 to May 17, 1998. The price in effect during the prior year from May 18, 1996 to May 17, 1997 was $105,000.

         Pursuant to an agreement dated March 31, 1994, the Company sold an MRI scanner to Ellwood City MRI Center Limited Partnership, a Pennsylvania limited partnership of which RVDC is the general partner. The sales agreement provided for a purchase price of $400,000, $200,000 of which has been paid and $200,000 of which will be paid by the transfer of RVDC's distributions until the sum of $200,000 is reached. The partnership is utilizing the scanner at an MRI scanning center in Ellwood City, Pennsylvania.

         Pursuant to an agreement dated September 30, 1993, Advanced Medical Diagnostics Corporation ("AMD"), a subsidiary of FONAR, sold its interests in a partnership operating an MRI scanning center in Southfield Michigan to RVDC for $600,000. The purchase price is payable with interest at 10% per annum, over a period of 48 months commencing October 1, 1993 as follows:
$2,000 per month for the first year, $8,333.33 per month for the second year, $16,666.67 per month for the third year and $20,909.91 for the fourth and fifth years. The partnership is party to a service agreement with FONAR for the scanner at a current annual fee of $120,000, for the period January 29, 1997 to January 28, 1998. For the prior year, the fee was $144,000.

         Pursuant to an agreement dated September 30, 1993, AMD sold its interests in a partnership operating an MRI scanning center in Melbourne, Florida to Melbourne Magnetic Resonance Imaging, P.A. (the "Melbourne Center"), for a purchase price of $150,000. The purchase price is payable, with interest at 10% per annum, over a period of fifteen months commencing September 1, 1995 as follows: $13,500 per month for the first fourteen months and $1,185.60 for the fifteenth month. The Melbourne Center is a Florida professional corporation of which Raymond V. Damadian is the sole stockholder, director and President. During the fiscal year ended June 30, 1997, the partnership was party to a service agreement with the Company at a price of $108,200 per annum. For the fiscal year July 1, 1997 to June 30, 1998 the price will be $50,000 per annum.

         Pursuant to an agreement dated September 30, 1993, AMD sold to Dade County MRI, P.A. its interests in a partnership which had formerly operated an MRI scanning center in Miami, Florida. The purchase price of $100,000 is payable, with interest at 10% per annum, in sixty (60) equal consecutive monthly installments of principal and interest (including interest accrued from September 30, 1993), commencing 90 days after the scanner is placed in service. The partnership is presently inactive. Dade County MRI, P.A. is a Florida professional association of which Raymond V. Damadian is the sole stockholder, director and President.

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

              Pursuant to a sales agreement dated April 1, 1996, RVDC agreed to purchase an MRI scanner with certain upgrades from the Company which RVDC has contributed to Orlando MRI Associates, Limited Partnership (the "Orlando Partnership"), a limited partnership in which RVDC is the general partner. The Orlando Partnership is utilizing the scanner at a site located in Orlando, Florida. The sales agreement provides for a purchase price of $400,000 payable in installments as follows: (1) $40,000 down payment within thirty (30) days of execution and (2) $360,000 in 84 monthly installments of $5,611.04 each (inclusive of interest at 8% per annum) pursuant to a promissory note executed by RVDC upon acceptance of the scanner. Commencing October 8, 1996, the Orlando Partnership has been party to a service agreement for the scanner with the Company at an annual fee of $70,000, which fee will remain in effect for a period of five years. As at June 30, 1997, the Orlando Partnership was indebted to the Company in the amount of $27,404. Timothy Damadian, a Vice President of the Company, is a limited partner in Orlando.

         Pursuant to an agreement dated December 31, 1992, RVDC agreed to lease from the Company a mobile scanner, which was in turn leased to a third party in Bethesda, Maryland. The term of the lease was for 84 months, and the monthly lease payment of $15,586.21 (commencing January 1, 1993) was based on a principal amount of $1,000,000 amortized over 84 months with an interest rate of 8% per annum. The lease was terminated effective as of June 30, 1997. RVDC was party to a service agreement with the Company for the scanner, the annual rate for which was $50,000 for the period from June 22, 1996 to June 21, 1997.

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

         Pursuant to an agreement dated August 3, 1993 MRI Specialties, Inc. ("Specialties") engaged the Company to deinstall, transport and reinstall an MRI scanner purchased from a third party. Timothy Damadian, a Vice President of the Company, is the stockholder, director and President of Specialities. The agreement provided for a price of $120,000 payable in 36 monthly installments of $3,760.36 each (inclusive of interest at 8% per annum), which amount has now been paid in full. The agreement also provided that the Company provide a Four Post Canopy and Steel upgrade, Signal Plus Surface Coils and Whisper Gradients for the MRI scanner. The scanner is owned by Canarsie MRI Associates ("Canarsie"), a joint venture partnership of which Specialties is an owner. Canarsie has been party to a service agreement for the scanner with the Company at an annual fee of $70,000 for the periods September 1, 1996 through August 31, 1997 and September 1, 1997 through August 31, 1998.

         Pursuant to an agreement dated January 2, 1996, Guardian MRI, Inc. ("Guardian") engaged the Company to deinstall, transport and reinstall an MRI scanner purchased for Pompano MRI Associates ("Pompano") from a third party. Timothy Damadian, a Vice President of the Company, is a stockholder, director and officer of Guardian. Pompano is a joint venture partnership of which Guardian is an owner. The agreement provides for a price of $120,000 payable in 36 monthly installments of $3,760.36 each (inclusive of interest at 8% per annum) pursuant to a note executed and delivered by Guardian upon the completion of the reinstallation. The agreement also provided a six month warranty for the scanner and a service agreement thereafter at an annual price of $70,000 for the periods October 1, 1996 to September 30, 1997 and October 1, 1997 to September 30, 1998. In addition, the agreement provided that the Company provide updated software, Signal Plus Surface Coils, Whisper Gradients and a Four Post Canopy and Steel upgrade for the scanner.

         As at June 30, 1997, the aggregate indebtedness of Specialties and Canarsie to the Company was $19,547 and the aggregate indebtedness of Guardian to the Company was $95,757.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a)  FINANCIAL STATEMENTS AND SCHEDULES

         The following consolidated financial statements are included in
Part II, Item 8.

         Report of Independent Certified Public Accountants.

         Consolidated Balance Sheets as at June 30, 1997 and 1996.

         Consolidated Statements of Operations for the Three
Years Ended June 30, 1997, 1996 and 1995.

         Consolidated Statements of Stockholders' Equity for the Three Years Ended June 30, 1997, 1996 and 1995.

         Consolidated Statements of Cash Flows for the Three
Years Ended June 30, 1997, 1996 and 1995.

         Notes to Consolidated Financial Statements.

         The following consolidated financial statement schedules are included in Item 14 (d).

         Report of Independent Certified Public Accountants on
Schedules.


         Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

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

    10.15 1997 Non-Statutory Stock Option Plan incorporated herein by reference to Exhibit 28.1 to the Registrant's registration statement on Form S-8, Commission File No.: 333-27411.

    10.16  1997 Stock Bonus Plan incorporated herein by reference to Exhibit
28.2 to the Registrant's registration statement on Form S-8, Commission File
No:  333-27411.

    10.17 Stock Purchase Agreement, dated July 31, 1997, by and between U.S. Health Management Corporation, Raymond V. Damadian, M.D. MR Scanning Centers Management Company and Raymond V. Damadian, incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K, July 31, 1997, Commission File No: 0-10248.

    10.18 Merger Agreement and Supplemental Agreement dated June 17, 1997 and Letter of Amendment dated June 27, 1997 by and among U.S. Health Management Corporation and Affordable Diagnostics Inc. et al., incorporated herein by reference to Exhibit 2.1 to the Registrant's 8-K, June 30, 1997, Commission File No: 0-10248.

    21.  Subsidiaries of the Registrant.  See Exhibits.

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FONAR CORPORATION

Dated:  October 14, 1997

                                  By: /s/ Raymond Damadian
                                      Raymond V. Damadian,
                                      President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature               Title               Date

/s/ Raymond Damadian    Chairman of the      October 14, 1997
Raymond V. Damadian       Board of Directors,
                          President and a
                          Director (Principal
                          Executive Officer)

/s/ Claudette J.V. Chan   Director           October 14, 1997
Claudette J.V. Chan


/s/ Robert J. Janoff      Director           October 14, 1997
Robert J. Janoff