Form 10-Q
period 1997-09-30
FONAR CORP
filed 1997-11-19
CIK 355019

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 1997         Commission File Number 0-10248

                          FONAR CORPORATION
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

             DELAWARE                          11-2464137
--------------------------------    ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

110 Marcus Drive     Melville, New York                 11747
------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:     (516)  694-2929
                                                      ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X     NO
                                                    ----     ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                          Outstanding at September 30, 1997
-----------------------------------------  ---------------------------------
Common Stock, par value $.0001                      49,332,447
Class B Common Stock, par value $.0001                   5,411
Class C Common Stock, par value $.0001               9,562,824
Class A Preferred Stock, par value $.0001            7,855,627

     FONAR CORPORATION AND SUBSIDIARIES
     INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - September 30, 1997
     (unaudited) and June 30, 1997

   Condensed Consolidated Statements of Operations (unaudited) for the Three Months Ended September 30, 1997 and
     September 30, 1996

   Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended September 30, 1997 and
     September 30, 1996

   Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

PART II - OTHER INFORMATION

     FONAR CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED BALANCE SHEETS
     (000's OMITTED)

ASSETS                                              September 30,   June 30,
                                                         1997         1997
                                                      (UNAUDITED)
Current Assets:                                        ---------    -------
  Cash and cash equivalents                              $80,299    $ 5,861
  Receivable from litigation award                            -      77,223
  Accounts receivable - net                                7,379      6,000
  Costs and estimated earnings in excess
    of billings on uncompleted contracts                     532        819
  Inventories                                              3,108      3,441
  Prepaid expenses and other current assets                  324        410
                                                          ------     ------
        Total current assets                              91,642     93,754
                                                          ------     ------
Property and equipment - net                               7,027      6,068
Advances and notes to affiliates and related parties- net  1,227      1,929
Long-term accounts receivable - net                          254        254
Notes receivable - net                                        51        107
Capitalized software development costs - net                 669        772
Other intangible assets - net                              3,544      3,569
Other assets                                                 440        238
                                                        --------   --------
                                                        $104,854   $106,691
                                                        ========   ========

See accompanying notes to consolidated financial statements (unaudited).


        FONAR CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED BALANCE SHEETS
        (000's OMITTED)                             September 30,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1997         1997
                                                      (UNAUDITED)
Current Liabilities:                                  ----------   --------
  Notes payable                                          $   424    $   415
  Current maturities of long-term debt and
    capital lease obligations                              2,243      2,388
  Accounts payable                                         2,701      2,837
  Other current liabilities                               13,689     13,471
  Dividends payable                                        7,855      7,855
  Customer advances                                          442        764
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                          1        193
  Income taxes payable                                     2,968        100
  Deferred income taxes                                      222      3,072
                                                          ------     ------
      Total current liabilities                           30,545     31,095

Deferred income taxes, net of current portion                222        222
Long-term debt and capital lease obligations
   less current portion                                    1,940      1,824
Other non-current liabilities                                  9        101
                                                          ------     ------
      Total liabilities                                   32,716     33,242
                                                          ------     ------
Minority interest                                            210        204
                                                          ------     ------
Commitments and contingencies                                  -          -

STOCKHOLDERS' EQUITY
Common Stock $.0001 par value; 60,000,000 shares authorized; 49,332,447 issued and outstanding

at September 30 and 49,133,422 at June 30, 1997                5          5

Class B Common Stock $ .0001 par value; 4,000,000 shares authorized, (10 votes per share), 5,411 issued

and outstanding at September 30 and at June 30, 1997           -          -

Class C Common Stock $.0001 par value; 10,000,000 shares
authorized, (25 votes per share), 9,562,824 issued
and outstanding at September 30 and at June 30, 1997           1          1

Class A non-voting Preferred Stock $.0001 par value;

8,000,000 authorized, 7,855,627 issued and outstanding
at September 30 and at June 30, 1997                           1          1

Paid-in capital in excess of par value                    91,232     90,640
Accumulated deficit                                      (16,257)   (13,992)
Notes receivable - stockholders                          ( 1,837)   ( 1,919)
Unearned compensation                                    (   822)   ( 1,096)
Treasury stock - 108,864 shares of common
  stock at September 30 and June 30, 1997                (   395)   (   395)
                                                         -------    -------
      Total stockholders' equity                          71,928     73,245
                                                         -------    -------
      Total liabilities and stockholders' equity        $104,854   $106,691
                                                         =======    =======

   See accompanying notes to consolidated financial statements (unaudited).

     FONAR CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
     (000's OMITTED, except per share data)
                                                  FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                     ---------------------
                                                       1997         1996
REVENUES                                             --------     --------
  Product sales - net                                $ 1,511      $ 1,191
  Service and repair fees - net                          616          618
  Scanning and management fees - net                   4,601        2,245
                                                     --------     --------
     Total Revenues - Net                              6,728        4,054
                                                     --------     --------
COSTS OF REVENUES:
  Product sales                                        2,174        1,903
  Service and repair fees                                658          506
  Scanning and management fees - net                   2,890        1,370
                                                     --------     --------
     Total Cost of Revenues                            5,722        3,779
                                                     --------     --------
GROSS PROFIT                                           1,006          275

EXPENSES
   Research and development expenses                   1,213          919
   Selling, general and administrative expenses        2,389        2,177
   Provision for bad debt                                273          494
   Compensatory element of stock issuances               286           78
   Amortization of excess of cost over assets acquired    35            -
                                                     --------     --------
Loss From Operations                                 ( 3,190)     ( 3,393)
Interest Expense                                     (    92)     (    69)
Interest Income                                        1,063           85
Other income-principally gain on litigation awards         -          249
                                                      ------      -------
Loss before provision for taxes and
 minority interest                                   ( 2,219)     ( 3,128)
Provision for income taxes                                 -            -
                                                      -------      -------
Loss before minority interest                        ( 2,219)     ( 3,128)

Minority interest in net (income) loss
 of subsidiary and partnership                       (    46)          52
                                                      -------      -------
NET LOSS                                            $( 2,265)    $( 3,076)
                                                      =======      =======

Net Loss per share                                    $(.04)      $(.06)
                                                      ======      ======
Weighted average number of shares outstanding         60,073      55,138
                                                      ======      ======

See accompanying notes to consolidated financial statements (unaudited).

     FONAR CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     (000'S OMITTED)
                                                  FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         -----------------
                                                          1997       1996
                                                         ------     ------
Cash Flows from Operating Activities
 Net Loss                                              $( 2,265)  $( 3,076)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest in net income (loss)                   46    (    52)
    Depreciation and amortization                           587        465
    Provision for losses on accounts and notes
      receivable and accounts receivable from affiliates    168        394
    Compensatory and fee element of stock issuances         286         78
    Stock issued in settlement of current liabilities       280        361
    (Increase) decrease in operating assets, net:
       Receivable from litigation award                  77,223          -
       Accounts and notes receivable                    ( 1,493)   (   274)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                  286         31
       Inventories                                          333    (   645)
       Prepaid expenses and other current assets             86        182
       Other assets                                     (   202)         -
       Receivables and advances to affiliates and
         related parties                                    702        156
    Increase (decrease) in operating liabilities, net:
       Accounts payable and income taxes                (   116)   (   386)
       Other current liabilities                            219    (   118)
       Customer advances                                (   322)   (    75)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts              (   192)   (   116)
       Other liabilities                                (    92)        10
                                                         ------     ------
Net cash provided by (used in) operating activities      75,534    ( 3,065)
                                                         ------     ------

Cash Flows from Investing Activities:
  Purchases of property and equipment - net             ( 1,257)   (    83)
  Cost of capitalized software development
    and patents                                         (    26)   (    76)
                                                         ------     ------
Net cash used in investing activities                   ( 1,283)   (   159)
                                                         ------     ------

See accompanying notes to consolidated financial statements (unaudited).

     FONAR CORPORATION AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     (000'S OMITTED)
                                                  FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         -----------------
                                                          1997       1996
                                                         ------     ------
 Cash Flows from Financing Activities:
  Distribution to minority interest                     (    41)         -
  Repayment of borrowings and capital
    lease obligations                                   (   154)   (   220)
  Proceeds from sale of stock                               300          -
  Repayment of notes receivable in connection
    with shares issued under stock option
    and bonus plans  - net                                   82      2,172
                                                         ------     ------
  Net cash provided by financing activities                 187      1,952
                                                         ------     ------
Increase (Decrease) in Cash                              74,438    ( 1,272)
Cash at beginning of period                               5,861      3,861
                                                         ------     ------
Cash at end of period                                   $80,299    $ 2,589
                                                         ======     ======

See accompanying notes to consolidated financial statements (unaudited).

     FONAR CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED FINANCIAL STATEMENTS
     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
     (UNAUDITED)

     NOTE 1 - GENERAL

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

     U.S. Health Management Corporation (Physician
     ---------------------------------------------
     Practice Management Business)
     -----------------------------
     U.S. Health Management Corporation ("HMC") was organized by the Company in March 1997 as a wholly- owned subsidiary for the purpose of engaging in the business of providing comprehensive management services to physicians' practices and other medical providers, including diagnostic imaging centers and ancillary services. The services provided by the Company include development, administration, leasing of office space, facilities and medical provision of supplies, staffing and supervision of non-medical personnel, accounting, and collection and the development and implementation of practice growth and marketing strategies. This business is sometimes referred to as "physician practice management" (PPM").

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

     The second completed acquisition was of Raymond V. Damadian, M.D. MR Scanning Centers Management Company ("RVDC"). Pursuant to the terms of the transaction, HMC purchased all of the issued and outstanding shares of stock of RVDC from Raymond V. Damadian in exchange for 10,000 shares of the common stock of FONAR. Raymond V. Damadian, the principal stockholder, President and Chairman of the Board of FONAR, was the sole stockholder, Director and President of RVDC immediately prior to the acquisitions. In connection with the acquisition of RVDC, HMC also acquired Tallahassee Magnetic Resonance Imaging, P.A. ("TMRI") and First Coast Resonance Imaging, P.A. ("First Coast"), which also are wholly-owned by Raymond V. Damadian. The business of RVDC, acquired by HMC, was the management of MRI diagnostic imaging centers in New York, Florida, Georgia and other locations.

     As a result of the above described transactions, HMC has acquired the business of managing 24 MRI scanning centers. Twenty of the scanning centers are managed pursuant to management agreements, and four of the centers are partnerships, with RVDC as the general partner. Effective July 1, 1997, HMC entered into new management agreements with each of the centers. Pursuant to the management agreements, HMC is providing comprehensive management services, including administrative services, office facilities, office equipment, supplies and personnel (except for physicians) to the centers. Service for the centers' MRI scanning equipment is provided under the management agreements in these cases. MRI scanning systems are provided to NOTE 1 -GENERAL (continued) thirteen of the centers pursuant to scanner leases entered into effective July 1, 1997.

     The accompanying unaudited condensed consolidated financial statements of Fonar Corporation and Subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

     In the opinion of management, all adjustments (consisting of normal adjusting accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1998. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report for the fiscal year ended June 30, 1997.


     NOTE 2 -  REVENUE RECOGNITION

     Revenue on sales contracts for scanners is recognized under the percentage-of-completion The Company manufactures its scanners under specific contracts that provide for progress payments. The percentage of completion is determined by the ratio of costs incurred to date on completed sub-assemblies to the total estimated cost for each scanner.

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

     Revenue under management contracts is recognized based upon contractual agreements for management services rendered by the Company under various long-term agreements with medical providers (the "PC's"), commencing July 1, 1997. The Company's agreements with the PC's stipulate fees for services rendered and are primarily calculated on activity based efforts at pre-determined rates per unit of activity. All fees are re-negotiable at the anniversary of the agreements and each year thereafter.


     NOTE 3 - CASH AND CASH EQUIVALENTS

     On September 2, 1992, the Company filed an action against General Electric Company, ("GE"), Hitachi Ltd. and other defendants for patent infringements. On July 2, 1997, following the denial of GE's petition for a rehearing and application for a stay, GE paid the Company $128.7 million. After deductions of legal costs and expenses the net cash paid to the Company was $77.2 million. At September 30, 1997 cash and cash equivalents approximated $80.3 million of which $78.2 million was invested in two mutual funds. Approximately half of the $78.2 million was invested in a short-term U.S. treasury fund and the remaining balance was invested in a money market fund. The funds are managed by an affiliate company of major New York bank. Accordingly, the Company's cash and cash equivalents exceeded Federal Depository Insurance Corporation ("FDIC") and Securities Investors Protection Corporation ("SIPIC") limits by $78.7 million in the aggregate as of September 30, 1997.


     NOTE 4 - INVENTORIES

     The components of inventory consist of:
                                             (000's OMITTED)
                                             ----------------
                             September 30, 1997  June 30, 1997
                                      -------          -------
Purchased parts
components and supplies               $ 2,300          $ 2,534
Work in progress                          808              907
                                      -------          -------
                                      $ 3,108          $ 3,441
                                      =======          =======


     NOTE 5 - ACQUISITIONS

    Affordable Diagnostics, Inc.
    ----------------------------
     On June 30, 1997, HMC acquired the assets, liabilities and operations of Affordable Diagnostics, Inc. ("Affordable"), a New York corporation, which managed and operated three diagnostic imaging centers and managed one multi-specialty practice in the Bronx, Westchester and New York. The acquisition was consummated pursuant to a Merger Agreement ("Agreement") effective June 30, 1997, by and between HMC's wholly-owned subsidiary, HMCM,
Inc. ("HMCM") and Affordable.   Pursuant to the agreement, HMCM acquired all
of the assets and liabilities of Affordable in exchange for 1,764,000 shares of Fonar Common Stock, valued at $3,630,312. The merger was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of the merger. The excess of the purchase price over the fair value of the net assets acquired amounted to approximately $2,796,000 and is being amortized on a straight-line basis over 20 years. Subject to the centers achieving certain earning objectives within the next one year, an additional 576,000 shares may be issued to the sellers. These shares have not been included in the allocated purchase price because of the contingent nature of the arrangement.

     Acquisition of RVDC
     -------------------

     Effective June 30,1997, FONAR's wholly-owned subsidiary, U.S. Health Management Corporation ("HMC"),acquired RVDC by purchasing all of the issued and outstanding shares of RVDC from Dr. Damadian for 10,000 shares of the common stock of FONAR. In connection with the acquisition of RVDC, HMC also acquired a center in Tallahassee and Jacksonville, Florida. These transactions have been accounted for under the pooling of interests method of accounting. The business acquired include the management of twenty-one
(21) MRI diagnostic centers located in New York, Florida and Georgia.

     FONAR CORPORATION AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 6 - SEGMENT INFORMATION

     The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of physician practices, including diagnostic imaging services.

     The following table shows in thousands of dollars net revenues, operating income and other financial information by industry segment for the three months ended September 30, 1997 and 1996:

                                                       1997        1996
 Net revenues:                                        -------    -------
   Medical equipment                                $   2,127   $  1,611
   Physician practice management                        4,601      2,443
                                                      -------    -------
      Total                                         $   6,728   $  4,054
                                                      =======    =======

 Income (loss) from operations:
   Medical equipment                                $  (3,887)  $ (4,154)
   Physician practice management                          697        761
                                                      -------    -------
      Total                                         $  (3,190)  $ (3,393)
                                                      =======    =======
 Identifiable assets:
   Medical equipment                                $  92,347     47,911
   Physician practice management                       12,519      6,115
                                                      -------    -------
      Total                                         $ 104,866   $ 54,026
                                                      =======    =======
 Depreciation and amortization:
   Medical equipment                                $     311   $    399
   Physician practice management                          276         66
                                                      -------    -------
      Total                                         $     587   $    465
                                                      =======    =======
 Capital expenditures:
   Medical equipment                                $     435   $     58
   Physician practice management                          848         25
                                                      -------    -------
      Total                                         $   1,283   $     83
                                                      =======    =======

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS.

              For the fiscal quarter ended September 30, 1997 (first quarter of fiscal 1998), the Company reported a net loss of $2.3 million on revenues of $6.7 million as compared to a net loss of $3.1 million on revenues of $4.1 million for the first quarter of fiscal 1997.

              The Company operates in two industry segments: the manufacture and servicing of medical (MRI) equipment, the Company's traditional business which is conducted directly by Fonar and physician practice management, a new line of business for the Company, which is conducted through Fonar's wholly-owned subsidiary, U.S. Health Management Corporation ("HMC").

              HMC showed operating income of approximately $697,000 and net income of $600,000 for the first quarter of fiscal 1998 compared to operating income of $761,000 and net income of $783,000 for the first quarter of fiscal 1997. This reflected the profitability of HMC's two acquisitions, Affordable Diagnostics, Inc. and its related companies ("Affordable") and Raymond V. Damadian, M.D. MR Scanning Centers Management Company and two related Florida companies ("RVDC"). Affordable was engaged in the business of providing management services, office space, equipment and non-medical personnel to three diagnostic imaging centers and one physical rehabilitation center. RVDC was engaged in the business of providing management and other services to 21 diagnostic imaging centers. Following the acquisition of RVDC, HMC increased the level of services rendered and the management fees charged to the imaging centers formerly managed by RVDC and integrated the operations of the acquired entities; HMC now provides centralized management, administrative, billing and other services to the various facilities from HMC's headquarters in Melville, New York.

              The income from operations attributable to HMC (physician practice management) was not sufficient to offset the operating loss from the Company's traditional MRI equipment manufacturing and service business ($3.9 million for the first quarter of fiscal 1998 as compared to $4.2 million for fiscal 1997). Accordingly the Company's consolidated operating loss was $3.2 million for the first quarter of fiscal 1998 as compared to an operating loss of $3.4 million for the first quarter of fiscal 1997.

              The Company's operating loss was offset in part, however, by interest income of approximately $1.1 million (as compared to interest income of $85,000 for the first quarter of fiscal 1997). Interest income was derived from the interest earned on the Company's cash deposits and cash equivalents, which were approximately $80.3 million as at September 30, 1997. These amounts include the net proceeds of $77.2 million received by the Company in July 1997 from its patent lawsuit against General Electric Company. Approximately $78.2 million as of September 30, 1997 was held in mutual funds divided evenly between a cash management money market account (bank obligations and commercial paper) and a U.S. Treasury securities money market fund (United States Treasury securities).

              The principal reason for the Company's operating losses is low product sales volumes. Sales revenues attributable to the Company's medical
(MRI) equipment business (sales and service) were an improved but still low $2.1 million for the first quarter of fiscal 1998 as compared to $1.6 million for the first quarter of fiscal 1997 (against costs of revenues attributable to the Company's medical equipment business of $2.8 million for the first quarter of fiscal 1998 and $2.4 million for the first quarter of fiscal 1997). The Company's efforts to improve equipment sales volume is focused on research and development (expenditures of $1.2 million for the first quarter of fiscal 1998 as compared to $919,000 for the first quarter of fiscal 1997) to improve the competitiveness of its products and increasing marketing and sales efforts.

              The Company's QUAD(TM) 7000 and QUAD(TM) 12000 MRI scanners, together with other research and development projects, are intended to significantly improve the Company's competitive position. Having received FDA approval for its QUAD 7000 and QUAD 12000 scanners, the Company is aggressively marketing its products. The QUAD scanners are highly competitive and totally new non-claustrophobic scanners not previously available in the MRI market. At .6 Tesla field strength, the QUAD 12000 magnet is the highest field "Open MRI" in the industry, offering non-claustrophobic MRI together with high-field image quality for the first time.

              In November, 1996, the Company concluded an agreement with a chain of medical distributors having a large national sales force. The Company is negotiating an extension of this contract.

              As part of its marketing program, the Company will also attend the industry's annual trade show, RSNA (Radiological Society of North America) in November 1997. The Company believes that it is uniquely positioned to take advantage of the rapidly expanding "Open MRI" market, as the manufacturer of the only high-field "Open MRI" in the industry.

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

              It should be noted that the comparative figures in the Company's Consolidated Statements of Operations for the first quarter of fiscal 1997 include the results of operations of RVDC but do not include the results of operations for Affordable. The Company's Consolidated Statements of Operations for the first quarter of fiscal 1998 include the results of operations of both, as a result of the consummation of the acquisitions by HMC of Affordable and RVDC.

              With respect to the revenues attributable to the Company's physician practice management business, the difference between the $4.6 million in revenues for the first quarter of fiscal 1998 and $2.2 million in revenues for the first quarter of fiscal 1997 reflects approximately $1.3 million in revenues attributable to Affordable and approximately $1.1 million in revenues attributable to increased management fees charged by HMC to facilities formerly managed by RVDC. The difference between cost of revenues for the Company's physician practice management business of $2.9 million for the first quarter of fiscal 1998 and $1.4 million for the first quarter of fiscal 1997 is attributable to Affordable's costs of revenues of approximately $700,000 and additional costs of approximately $800,000 incurred to provide increased levels of service to facilities formerly managed by RVDC.

              The Company has continued its cost containment programs, which include increasing the portion of manufacturing conducted on the Company's premises. This has enabled the Company to achieve significantly lower manufacturing costs than would have otherwise been experienced in the production of its QUAD scanners. This has enabled the Company to pass on to customers a much needed reduction in the sales price of MRI scanners.

              The Company has continued its efforts to increase scanner sales in foreign countries as well as domestically. Revenues from foreign product sales were $696,371 (approximately 46% of product sales revenues and 10% of all revenues) for the first quarter of fiscal 1998, against costs of revenues for such sales of $939,785 (approximately 43% of costs of revenues for product sales and 16% of all costs of revenues). This compares to $239,779 in foreign product sales revenues in the first quarter of fiscal 1997 (approximately 20% of product sales revenues and 5.9% of all revenues) against $401,658 in costs of foreign product sales revenues (approximately 21% of costs of revenues for product sales and 10.6% of all costs of revenues) for the first quarter of fiscal 1997.

Liquidity and Capital Resources

              At September 30, 1997, the Company's liquidity and capital resources positions changed from its June 30, 1997 position as follows:

                  September 30,     June 30,
                      1997            1997            Change
                  ____________     ____________     __________
Working capital
surplus            $61,097,000      $62,659,000    ($1,562,000)


              The decrease in working capital since June 30, 1997 was attributable to the Company's losses in the first quarter of fiscal 1997.

              Total liabilities were decreased slightly since June 30, 1997 by approximately $526,000 to approximately $32.7 million at September 30, 1997.

              Since June 1989, a principal objective of the Company has been to reduce and ultimately eliminate its debt. Since the inception of the plan, interest bearing debt was reduced from $23.1 million in fiscal 1989 to $4.6 million as of September 30, 1997.

              As of September 30, 1997, the Company had no unused credit facilities with banks or financial institutions.

              The Company's business plan currently includes an aggressive program for manufacturing and selling its new line of QUAD scanners and expanding its new physician practice management business.

              The Company believes that it has sufficient cash resources to support of its operations. The mutual funds at September 30, 1997 are liquid and readily available. In addition, $2.1 million was on deposit in bank accounts at September 30, 1997.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

    In February, 1997, the United States Court of Appeals for the Federal Circuit affirmed the judgment of the United States District Court for the Eastern District of New York in Fonar's favor against General Electric Company (Fonar Corporation and Dr. Raymond V. Damadian v. General Electric Company et ano., 96-1075, -1106, -1091) for $62 million (plus interest) for infringement of its Multi-Angle Oblique imaging patent (MAO), U.S. Patent No. 4,871,966. In addition, the Court of Appeals reinstated the jury verdict finding infringement of Fonar's original MRI patent, U.S. patent No. 3,789,832 and awarding Fonar $35 million in damages for infringement of that patent.

    On May 8, 1997, the Court of Appeals denied General Electric Company's petition for a rehearing with the suggestion that the rehearing be held en banc (by all the judges).

    On October 6, 1997, the United States Supreme Court denied General Electric Company's petition for a writ of certiorari.

    Previously, in July 1997, General Electric Company had paid Fonar the sum of $128.7 million on account of the judgments and interest. Of that sum, the net amount to Fonar after deduction of attorneys' fees and expenses was $77.2 million.

    In January 1997, the Court of Appeals for the Second Circuit reinstated Fonar's copyright infringement and unfair competition claims against Magnetic Resonance Plus in the case of Fonar Corporation v. Magnetic Resonance Plus Inc., 93 CIV 2220 (CBM). Subsequently, in March 1997, the District Court for the Southern District of New York set aside the $2.3 million judgment rendered against Fonar on Magnetic Resonance Plus' counterclaims. A trial on the Company's copyright infringement and unfair competition claims and retrial on Magnetic Resonance Plus' counterclaims for "economic interference" (the anti-trust counterclaims and interference with contract counterclaims have been dismissed) is presently scheduled for January, 1998.

    There were no other material changes in litigation for the first quarter of fiscal 1998 from that described in Form 10-K for the fiscal year ended June 30, 1997.



Item 2 - Changes in Securities:  None

Item 3 - Defaults Upon Senior Securities:  None

Item 4 - Submission of Matters to a Vote of Security Holders: None

Item 5 - Other Information:  None

Item 6 - Exhibits and Reports on Form 8-K:

              (1) Form 8-K filed on July 14, 1997 for acquisition of Affordable. Financial Statements for Affordable filed by
Amendment on September 15, 1997.

              (2) Form 8-K filed on August 15, 1997 for acquisition of RVDC. Separate Financial Statements for RVDC not required because the consolidated financial statements of the Company contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 1997 included the operating results of RVDC.


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

Dated:  November 19, 1997