Form 10-Q/A
period 1997-09-30
FONAR CORP
filed 1997-12-01
CIK 355019

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q/A

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
                                      =======          =======


     NOTE 5 - ACQUISITIONS

    Affordable Diagnostics, Inc.
    ----------------------------
     On June 30, 1997, HMC acquired the assets, liabilities and operations of Affordable Diagnostics, Inc. ("Affordable"), a New York corporation, which managed and operated three diagnostic imaging centers and managed one multi-specialty practice in the Bronx, Westchester and New York. The acquisition was consummated pursuant to a Merger Agreement ("Agreement") effective June 30, 1997, by and between HMC's wholly-owned subsidiary, HMCM,
Inc. ("HMCM") and Affordable.   Pursuant to the agreement, HMCM acquired all
of the assets and liabilities of Affordable in exchange for 1,764,000 shares of Fonar Common Stock, valued at $3,630,312. The merger was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of the merger. The excess of the purchase price over the fair value of the netassets acquired amounted to approximately $2,796,000 and is being amortized on a straight-line basis over 20 years. Subject to the centers achieving certain earning objectives within the next one year, an additional 576,000 shares may be issued to the sellers. These shares have not been included in the allocated purchase price because of the contingent nature of the arrangement.

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

     The following table shows in thousands of dollars net revenues, operating income and other financial information by industry segment for the three months ended September 30, 1997 and 1996:

                                                        1997        1996
 Net revenues:                                        -------    -------
   Medical equipment                                $   2,127   $  1,809
   Physician practice management                        4,601      2,245
                                                      -------    -------
      Total                                         $   6,728   $  4,054
                                                      =======    =======

 Income (loss) from operations:
   Medical equipment                                $  (3,887)  $ (3,291)
   Physician practice management                          697       (102)
                                                      -------    -------
      Total                                         $  (3,190)  $ (3,393)
                                                      =======    =======
 Identifiable assets:
   Medical equipment                                $  92,347     47,911
   Physician practice management                       12,507      6,115
                                                      -------    -------
      Total                                         $ 104,854   $ 54,026
                                                      =======    =======
 Depreciation and amortization:
   Medical equipment                                $     311   $    399
   Physician practice management                          276         66
                                                      -------    -------
      Total                                         $     587   $    465
                                                      =======    =======
 Capital expenditures:
   Medical equipment                                $     435   $    134
   Physician practice management                          848         25
                                                      -------    -------
      Total                                         $   1,283   $    159
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

              HMC income from operations was approximately $697,000 for the first quarter of fiscal 1998 compared to an operating loss of $102,000 for the first quarter of fiscal 1997. The results for fiscal 1998 reflected the profitability of HMC's two acquisitions, Affordable Diagnostics, Inc. and its related companies ("Affordable") and Raymond V. Damadian, M.D. MR Scanning Centers Management Company and two related Florida companies ("RVDC"). Affordable was engaged in the business of providing management services, office space, equipment and non-medical personnel to three diagnostic imaging centers and one physical rehabilitation center. RVDC was engaged in the business of providing management and other services to 21 diagnostic imaging centers. Following the acquisition of RVDC, HMC increased the level of services rendered and the management fees charged to the imaging centers formerly managed by RVDC and integrated the operations of the acquired entities; HMC now provides centralized management, administrative, billing and other services to the various facilities from HMC's headquarters in Melville, New York.

              The income from operations attributable to HMC (physician practice management) was not sufficient to offset the operating loss from the Company's traditional MRI equipment manufacturing and service business ($3.9 million for the first quarter of fiscal 1998 as compared to $3.3 million for fiscal 1997). Accordingly the Company's consolidated operating loss was $3.2 million for the first quarter of fiscal 1998 as compared to an operating loss of $3.4 million for the first quarter of fiscal 1997.

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

              The principal reason for the Company's operating losses is low product sales volumes. Sales revenues attributable to the Company's medical
(MRI) equipment business (sales and service) were an improved but still low $2.1 million for the first quarter of fiscal 1998 as compared to $1.8 million for the first quarter of fiscal 1997 (against costs of revenues attributable to the Company's medical equipment business of $2.8 million for the first quarter of fiscal 1998 and $2.4 million for the first quarter of fiscal 1997). The increased operating losses for the Company's medical equipment business in the first quarter of fiscal 1998 ($3.9 million operating loss) over the first quarter of fiscal 1997 ($3.3 million operating loss) was attributable primarily to increases of approximately $300,000 in research and development expenditures and $200,000 in selling, general and administrative expenses. The Company's efforts to improve equipment sales volume is focused on research and development (expenditures of $1.2 million for the first quarter of fiscal 1998 as compared to $919,000 for the first quarter of fiscal 1997) to improve the competitiveness of its products and increasing marketing and sales efforts.

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

              With respect to the revenues attributable to the Company's physician practice management business, the difference between the $4.6 million in revenues for the first quarter of fiscal 1998 and $2.2 million in revenues for the first quarter of fiscal 1997 reflects approximately $1.3 million in revenues attributable to Affordable and approximately $1.1 million in revenues attributable to increased management fees charged by HMC to facilities formerly managed by RVDC. The difference between cost of revenues for the Company's physician practice management business of $2.9 million for the first quarter of fiscal 1998 and $1.4 million for the first quarter of fiscal 1997 is attributable to Affordable's costs of revenues of approximately $700,000 and additional costs of approximately $800,000 incurred to provide increased levels of service to facilities formerly managed by RVDC. Overall, the improvement in the results of operations of the Company's physician practice management business, from an operating loss of $102,000 in the first quarter of fiscal 1997 to operating income of $697,000 in the first quarter of fiscal 1998 is attributable to Affordable's operating income of approximately $110,000 and an increase of approximately $690,000 in the operating profitability of the business acquired from RVDC.

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


Dated:  November 26, 1997