Form 10-Q
period 1997-12-31
FONAR CORP
filed 1998-02-13
CIK 355019

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 1997          Commission File Number 0-10248

                          FONAR CORPORATION
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

             DELAWARE                          11-2464137
--------------------------------    ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

110 Marcus Drive     Melville, New York                 11747
------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:     (516)  694-2929
                                                      ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X     NO
                                                    ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                     Outstanding at December 31, 1997
--------------------------------    ---------------------------------------
Common Stock, par value $.0001                      49,915,377
Class B Common Stock, par value $.0001                   5,411
Class C Common Stock, par value $.0001               9,562,824
Class A Preferred Stock, par value $.0001            7,855,627

FONAR CORPORATION AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - December 31, 1997
     and June 30, 1997

   Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 1997 and
     December 31, 1996

   Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 1997 and
     December 31, 1996

   Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1997 and
     December 31, 1996

   Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

PART II - OTHER INFORMATION

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                               December 31,   June 30,
                                                         1997         1997
                                                      (UNAUDITED)
Current Assets:                                        ---------    -------
  Cash and cash equivalents                              $75,026    $ 5,861

  Receivable from litigation award                            -      77,223

  Accounts receivable - net                                8,386      6,000

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                     797        819

  Inventories                                              3,569      3,441

  Prepaid expenses and other current assets                  228        410
                                                          ------     ------
        Total current assets                              88,006     93,754
                                                          ------     ------

Property and equipment - net                               7,273      6,068

Advances and notes to affiliates and related parties- net  1,174      1,929

Long-term accounts receivable - net                          254        254

Notes receivable - net                                        43        107

Capitalized software development costs - net                 567        772

Other intangible assets - net                              3,520      3,569

Other assets                                                 525        238
                                                        --------   --------
                                                        $101,362   $106,691
                                                        ========   ========

  See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

                                                     December 31,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1997         1997
                                                      (UNAUDITED)
Current Liabilities:                                  ----------   --------
  Notes payable                                          $   424    $   415
  Current maturities of long-term debt and
    capital lease obligations                              1,662      2,388
  Accounts payable                                         1,744      2,837
  Other current liabilities                               11,912     13,471
  Dividends payable                                        7,855      7,855
  Customer advances                                          357        764
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                         92        193
  Income taxes payable                                     2,950        100
  Deferred income taxes                                      222      3,072
                                                          ------     ------
      Total current liabilities                           27,218     31,095

Deferred income taxes, net of current portion                222        222
Long-term debt and capital lease obligations
   less current portion                                    2,189      1,824
Other non-current liabilities                                  -        101
                                                          ------     ------
      Total liabilities                                   29,629     33,242
                                                          ------     ------
Minority interest                                            127        204
                                                          ------     ------
Commitments and contingencies                                  -          -

STOCKHOLDERS' EQUITY

Common Stock $.0001 par value; 60,000,000
shares authorized; 49,915,377 issued and outstanding
at December 31 and 49,133,422 at June 30, 1997                 5          5

Class B Common Stock $ .0001 par value; 4,000,000
shares authorized, (10 votes per share), 5,411 issued
and outstanding at December 31 and at June 30, 1997            -          -

Class C Common Stock $.0001 par value; 10,000,000 shares
authorized, (25 votes per share), 9,562,824 issued
and outstanding at December 31 and at June 30, 1997            1          1

Class A non-voting Preferred Stock $.0001 par value;
8,000,000 authorized, 7,855,627 issued and outstanding
at December 31 and at June 30, 1997                            1          1

Paid-in capital in excess of par value                    92,990     90,640
Accumulated deficit                                      (18,313)   (13,992)
Notes receivable - stockholders                          ( 2,135)   ( 1,919)
Unearned compensation                                    (   548)   ( 1,096)
Treasury stock - 108,864 shares of common
  stock at December 31 and June 30, 1997                 (   395)   (   395)
                                                         -------    -------
      Total stockholders' equity                          71,606     73,245
                                                         -------    -------
      Total liabilities and stockholders' equity        $101,362   $106,691
                                                         =======    =======

   See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                  FOR THE THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                     ---------------------
                                                       1997         1996
REVENUES                                             --------     --------
  Product sales - net                                $ 1,028      $ 1,436
  Service and repair fees - net                          777          671
  Scanning and management fees - net                   5,030        2,445
                                                     --------     --------
     Total Revenues - Net                              6,835        4,552
                                                     --------     --------
COSTS AND EXPENSES:
  Cost of product sales                                1,495        2,153
  Cost of service and repair fees                        763          551
  Cost of scanning and management fees - net           3,057        1,587
  Research and development expenses                    1,455          950
  Selling, general and administrative expenses         2,926        3,699
  Provision for bad debt                                 173          466
  Compensatory element of stock issuances                274          109
  Amortization of excess of cost over assets acquired     35            -
                                                     -------      -------
     Total Costs and Expenses                         10,178        9,515
                                                     --------     --------
Loss From Operations                                 ( 3,343)     ( 4,963)

Interest Expense                                     (    83)     (    81)

Interest Income                                        1,031          100

Other income-principally gain on litigation awards       327        9,401
                                                      ------      -------
Income (loss) before provision for taxes and
 minority interest                                   ( 2,068)       4,457

Provision for income taxes                                 -            -
                                                      -------      -------
Income (loss) before minority interest               ( 2,068)       4,457

Minority interest in net (income) loss
 of subsidiary and partnership                            11           46
                                                      -------      -------
NET INCOME (LOSS)                                   $( 2,057)    $  4,503
                                                      =======      =======

Net Income (Loss) per share                           $(.03)       $ .08
                                                      ======       ======

Weighted average number of shares outstanding         60,573       56,116
                                                      ======       ======

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                   FOR THE SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                     ---------------------
                                                       1997         1996
REVENUES                                             --------     --------
  Product sales - net                                $ 2,540      $ 2,627
  Service and repair fees - net                        1,393        1,289
  Scanning and management fees - net                   9,631        4,690
                                                     --------     --------
     Total Revenues - Net                             13,564        8,606
                                                     --------     --------
COSTS AND EXPENSES:
  Cost of product sales                                3,669        4,056
  Cost of service and repair fees                      1,421        1,057
  Cost of scanning and management fees - net           5,948        2,957
  Research and development expenses                    2,667        1,869
  Selling, general and administrative expenses         5,317        5,876
  Provision for bad debt                                 446          960
  Compensatory element of stock issuances                560          187
  Amortization of excess of cost over assets acquired     70            -
                                                     --------     --------
     Total Costs and Expenses                         20,098       16,962
                                                     --------     --------
Loss From Operations                                 ( 6,534)     ( 8,356)

Interest Expense                                     (   174)     (   150)

Interest Income                                        2,094          185

Other income-principally gain on litigation awards       327        9,650
                                                      ------      -------
Income (loss) before provision for taxes and
 minority interest                                   ( 4,287)       1,329

Provision for income taxes                                 -            -
                                                      -------      -------
Income (loss) before minority interest               ( 4,287)       1,329

Minority interest in net (income) loss
 of subsidiary and partnership                       (    34)          98
                                                      -------      -------
NET INCOME (LOSS)                                   $( 4,321)    $  1,427
                                                      =======      =======

Net Income (Loss) per share                           $(.07)      $ .03
                                                      ======      ======

Weighted average number of shares outstanding         60,573      56,116
                                                      ======      ======

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)

                                                   FOR THE SIX MONTHS ENDED
                                                           DECEMBER 31,
                                                         -----------------
                                                          1997       1996
                                                         ------     ------
Cash Flows from Operating Activities
 Net Income (Loss)                                     $( 4,321)  $  1,427
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest in net income (loss)                   34    (    98)
    Depreciation and amortization                         1,232        930
    Provision for losses on accounts and notes
      receivable and accounts receivable from affiliates    446        960
    Compensatory and fee element of stock issuances         560        187
    Stock issued in settlement of current liabilities       572        693
    (Increase) decrease in operating assets, net:
       Receivable from litigation award                  77,223          -
       Accounts and notes receivable                    ( 2,768)   (   945)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                   22    (   211)
       Inventories                                      (   128)   (   963)
       Prepaid expenses and other current assets            182        608
       Other assets                                     (   287)   (   165)
       Receivables and advances to affiliates and
         related parties                                    755        312
    Increase (decrease) in operating liabilities, net:
       Accounts payable and income taxes                ( 1,094)        11
       Other current liabilities                        (   462)   (   771)
       Customer advances                                (   407)         -
       Billings in excess of costs and estimated
         earnings on uncompleted contracts              (   101)        17
       Other liabilities                                (   101)   (    20)
                                                         ------     ------
Net cash provided by (used in) operating activities      71,357      1,972
                                                         ------     ------

Cash Flows from Investing Activities:
  Purchases of property and equipment - net             ( 2,128)   (   180)
  Cost of capitalized software development
    and patents                                         (    53)   (   317)
                                                         ------     ------
Net cash used in investing activities                   ( 2,181)   (   497)
                                                         ------     ------

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)
                                                   FOR THE SIX MONTHS ENDED
                                                           DECEMBER 31,
                                                         -----------------
                                                          1997       1996
                                                         ------     ------
 Cash Flows from Financing Activities:
  Distribution to minority interest                     (   113)         -
  Repayment of borrowings and capital
    lease obligations                                   (   352)   (   514)
  Repayment of notes receivable in connection
    with shares issued under stock option
    and bonus plans  - net                                  454      4,902
                                                         ------     ------
  Net cash provided by (used in) financing activities   (    11)     4,388
                                                         ------     ------

Increase (Decrease) in Cash                              69,165      5,863

Cash at beginning of period                               5,861      3,861
                                                         ------     ------
Cash at end of period                                   $75,026    $ 9,724
                                                         ======     ======

See accompanying notes to consolidated financial statements (unaudited).

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

              U.S. Health Management Corporation (Physician
              ---------------------------------------------
              Practice Management Business)
              -----------------------------

U.S. Health Management Corporation ("HMC") was organized by the Company in March 1997 as a wholly- owned subsidiary for the purpose of engaging in the business of providing comprehensive management services to physicians' practices and other medical providers, including diagnostic imaging centers and ancillary services. The services provided by the Company include development, administration, leasing of office space, facilities and medial equipment, provision of supplies, staffing and supervision of non-medical personnel, accounting, billing and collection and the development and implementation of practice growth and marketing strategies. This business is sometimes referred to as "physician practice management" (PPM").

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

As a result of the above described transactions, HMC has acquired the business of managing 24 MRI scanning centers. Twenty of the scanning centers are managed pursuant to management agreements, and four of the
centers are partnerships, with RVDC as the general partner.   Effective July
1, 1997, HMC entered into new management agreements with each of the centers. Pursuant to the management agreements, HMC is providing comprehensive management services, including administrative services, office facilities, office equipment, supplies and personnel (except for physicians) to the centers. Service for the centers' MRI scanning equipment is provided under the management agreements in these cases. MRI scanning systems are provided to thirteen of the centers pursuant to scanner leases entered into effective July 1, 1997.

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

In the opinion of management, all adjustments (consisting of normal adjusting accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1998. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report for the fiscal year ended June 30, 1997.


NOTE 2 -      REVENUE RECOGNITION

Revenue on sales contracts for scanners is recognized under the percentage -of-completion method. The Company manufactures its scanners under specific contracts that provide for progress payments. The percentage of completion is determined by the ratio of costs incurred to date on completed sub-assemblies to the total estimated cost for each scanner.

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


NOTE 3 -      CASH AND CASH EQUIVALENTS

On September 2, 1992, the Company filed an action against General Electric Company, ("GE"), Hitachi Ltd. and other defendants for patent infringements. On July 2, 1997, following the denial of GE's petition for a rehearing and application for a stay, GE paid the Company $128.7 million. After deductions of legal costs and expenses the net cash paid to the Company was $77.2 million. At December 31, 1997 cash and cash equivalents approximated $75 million of which $73.6 million was invested in two mutual funds. Approximately half of the $73.6 million was invested in a short-term U.S. treasury fund and the remaining balance was invested in a money market fund.

The funds are managed by an affiliate company of major New York bank. Accordingly, the Company's cash and cash equivalents exceeded Federal Depository Insurance Corporation ("FDIC") and Securities Investors Protection Corporation ("SIPIC") limits by $74.6 million in the aggregate as of December 31, 1997.

NOTE 4 -      INVENTORIES

The components of inventory consist of:

                                             (000's OMITTED)
                                             ----------------
                                 December 31, 1997  June 30, 1997
                                          -------          -------
              Purchased parts
              components and supplies     $ 2,628          $ 2,534
              Work in progress                941              907
                                          -------          -------
                                          $ 3,569          $ 3,441
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

              Raymond V. Damadian M.D. MR Scanning Centers
              Management Company
              -------------------

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

              Central Health Care Management Service, LLC
              -------------------------------------------

On January 23, 1998, a wholly-owned subsidiary of HMC acquired the business and assets of Central Health Care Management Services, LLC, a management service organization "MSO" operating in the Bronx and Queens, New York. The purchase price is to be determined in the future based on a multiple of the net positive cash flow from the acquired business over the succeeding twelve month period. The purchase price, when determined, is payable 1/3 in cash or marketable securities, 1/3 in notes and 1/3 in shares of common stock of Fonar or HMC. An advance of $50,000 was remitted to the seller at the closing date. Based on current financial data, the purchase price is expected to range from $660,000 to $1,100,000.


NOTE 6 - SEGMENT INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of physician practices, including diagnostic imaging services.

The following table shows in thousands of dollars net revenues, operating income and other financial information by industry segment for the six months ended December 31, 1997 and 1996:

                                                       1997        1996
 Net revenues:                                        -------    -------
   Medical equipment                                $   3,933   $  3,916
   Physician practice management                        9,631      4,690
                                                      -------    -------
      Total                                         $  13,564   $  8,606
                                                      =======    =======

 Income (loss) from operations:
   Medical equipment                                $  (7,934)  $ (8,079)
   Physician practice management                        1,400     (  277)
                                                      -------    -------
      Total                                         $  (6,534)  $ (8,356)
                                                      =======    =======
 Depreciation and amortization:
   Medical equipment                                $     666   $    794
   Physician practice management                          566        136
                                                      -------    -------
      Total                                         $   1,232   $    930
                                                      =======    =======
 Capital expenditures:
   Medical equipment                                $   1,186   $    445
   Physician practice management                          995         52
                                                      -------    -------
      Total                                         $   2,181   $    497
                                                      =======    =======

                                                   December 31,  June 30,
                                                       1997        1997
                                                   -----------   --------
 Identifiable assets:
   Medical equipment                                $  87,564   $ 96,624
   Physician practice management                       13,798     10,067
                                                      -------    -------
      Total                                         $ 101,362   $106,691
                                                      =======    =======


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS.


              For the six month period ended December 31, 1998, the Company reported a net loss of $4.3 million on revenues of $13.6 million as compared to a gain of $1.4 million on revenues of $8.6 million for the six month period ended December 31, 1997. The gain in fiscal 1997 was attributable principally to proceeds received from the settlement of one of the Company's patent lawsuits. Results of operations improved in fiscal 1998, from an operating loss of $8.4 million for the six month period ended December 31, 1997 to an operating loss of $6.5 million for the six month period ended December 31, 1998.

              For the fiscal quarter ended December 31, 1997 (second quarter of fiscal 1998), the Company reported a net loss of $2.1 million on revenues of $6.8 million as compared to a net gain of $4.5 million (attributable principally to the settlement of a patent lawsuit) on revenues of $4.6 million for the second quarter of fiscal 1997. Operating results, however, improved from an operating loss of $4.9 million for the second quarter of fiscal 1997 to an operating loss of $3.3 million for the second quarter of fiscal 1998.

              The Company operates in two industry segments: the manufacture and servicing of medical (MRI) equipment, the Company's traditional business which is conducted directly by Fonar and physician practice management, a new line of business for the Company, which is conducted through Fonar's wholly-owned subsidiary, U.S. Health Management Corporation ("HMC").

              HMC showed operating income of approximately $1,400,000 for the first six months of fiscal 1998 compared to operating loss of $277,000 for the first six months of fiscal 1997. This reflected the profitability of HMC's two acquisitions, Affordable Diagnostics, Inc. and its related companies ("Affordable") and Raymond V. Damadian, M.D. MR Scanning Centers Management Company and two related Florida companies ("RVDC"). Affordable was engaged in the business of providing management services, office space, equipment and non-medical personnel to three diagnostic imaging centers and one physical rehabilitation center. RVDC was engaged in the business of providing management and other services to 21 diagnostic imaging centers. Following the acquisition of RVDC, HMC increased the level of services rendered and the management fees charged to the imaging centers formerly managed by RVDC and integrated the operations of the acquired entities; HMC now provides centralized management, administrative, billing and other services to the various facilities from HMC's headquarters in Melville, New York.

              The income from operations attributable to HMC (physician practice management) was not sufficient to offset the operating loss from the Company's traditional MRI equipment manufacturing and service business ($7.9 million for the first half of fiscal 1998 as compared to $8.0 million for fiscal 1997). Accordingly the Company's consolidated operating loss was $6.5 million for the first half of fiscal 1998 as compared to a consolidated operating loss of $8.4 million for the first quarter of fiscal 1997.

              The Company's operating loss was offset in part, however, by interest income of approximately $2.1 million (as compared to interest income of $185,000 for the first six months of fiscal 1997). Interest income was derived from the interest earned on the Company's cash deposits and cash equivalents, which were approximately $75.0 million as at December 31, 1997. These amounts include the net proceeds of $77.2 million received by the Company in July 1997 from its patent lawsuit against General Electric Company. Approximately $73.6 million as of December 31, 1997 was held in mutual funds divided evenly between a cash management money market account (bank obligations and commercial paper) and a U.S. Treasury securities money market fund (United States Treasury securities).

              The principal reason for the Company's operating losses is low product sales volumes. Sales revenues attributable to the Company's medical
(MRI) equipment business (sales and service) were approximately $3.9 million for the first half of both fiscal 1998 and fiscal 1997 (against costs of revenues attributable to the Company's medical equipment business of approximately $5.1 million for the first half of both fiscal 1998 and fiscal
1997). The Company's efforts to improve equipment sales volume is focused on research and development (expenditures of $2.7 million for the first half of fiscal 1998 as compared to $1.9 million for the first half of fiscal
1997) to improve the competitiveness of its products and increasing marketing and sales efforts.

              The Company's QUAD(TM) 7000 and QUAD(TM) 12000 MRI scanners, together with other research and development projects, are intended to significantly improve the Company's competitive position. The QUAD scanners are totally new non-claustrophobic scanners not previously available in the MRI market. At .6 Tesla field strength, the QUAD 12000 magnet is the highest field "Open MRI" in the industry, offering non-claustrophobic MRI together with high-field image quality for the first time.

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

              In addition to the QUAD scanners, the Company is completing the development of two new MRI scanners which are intended to enhance the Company's competitive position and revenues. At the MRI industry's annual trade show, RSNA (Radiological Society of North America), in November 1997, the Company introduced a new model scanner, the OR 360, one of its latest works-in-progress. Most of the design work for the OR 360 has been completed and construction of a prototype is approximately 50% complete. The Company expects to complete development of the OR 360 and apply for FDA approval by June, 1998. The Company estimates the approval process would take approximately three months.

              The OR 360 has an enlarged room sized magnet. Consequently, surgical teams may perform conventional surgery on the patient inside the magnet. Most importantly the surgeon can obtain the MRI image in real time during surgery to guide him in the surgery. Thus surgical instruments could be introduced directly into the body and guided to the malignant lesion by the MRI image. The number of inoperable lesions should be greatly reduced by the availability of this new capability.

              With current cancer treatment methods, therapy must always be restricted in the doses that can be applied to the malignant tissue because of the adverse effects on the healthy tissues. The Company expects that once its new OR 360 product is available, treatment agents may be administered directly to the malignant tissue through small catheters or needles. This would allow much larger doses of chemotherapy, x-rays, laser ablation, microwave, or rf to be applied directly and exclusively to the malignant tissue with more effective results. The presence of the MRI image during treatment will help the operator to judge during treatment if the treatment is being effective.

              The Company's other principal work in progress is a breast MRI scanner. MRI is dramatically superior to the present x-ray technology used in mammograms. MRI takes advantage of the nuclear resonance signal elicited from the body's tissues and the exceptional sensitivity of this signal for detecting disease. Consequently, the MRI image contrasts between healthy and cancerous soft tissue are high. In x-ray mammography, however, the x-ray image contrast between cancerous and healthy tissue is poor, making the detection of breast cancers by the x-ray mammogram less than optimal.

              An added benefit of MRI mammography relative to x-ray mammography is the elimination of the need for the patient to disrobe and the painful compression of the breast typical of the x-ray mammogram. The patient is scanned in her street clothes in MRI mammography. Moreover MRI mammogram scans the entire chest wall including the axilla for the presence of nodes which the x-ray mammogram cannot reach.

              A prototype of the Company's breast scanner has been constructed and the breast scanner is awaiting clinical trials. Clinical evaluation is expected to be completed within 18 months, and sales are expected to commence thereafter.

              It should be noted that the comparative figures in the Company's Consolidated Statements of Operations for the first six months and second quarter of fiscal 1997 include the results of operations of RVDC but do not include the results of operations for Affordable. The Company's Consolidated Statements of Operations for the first six months and second quarter of fiscal 1998 include the results of operations of both, as a result of the consummation of the acquisitions by HMC of Affordable and RVDC.

              With respect to the revenues attributable to the Company's physician practice management business, the difference between the $9.6 million in revenues for the first half of fiscal 1998 and $4.7 million in revenues for the first half of fiscal 1997 reflects approximately $2.6 million in revenues attributable to Affordable and approximately $2.1 million in revenues attributable to increased management fees charged by HMC to facilities formerly managed by RVDC. The difference between cost of revenues for the Company's physician practice management business of $6.0 million for the first half of fiscal 1998 and $3.0 million for the first half of fiscal 1997 is attributable to Affordable's costs of revenues of approximately $1.4 million and additional costs of approximately $1.5 million incurred to provide increased levels of service to facilities formerly managed by RVDC.

              The Company has continued its efforts to increase scanner sales in foreign countries as well as domestically. Revenues from foreign product sales were $968,768 (approximately 38% of product sales revenues and 7% of all revenues) for the first half of fiscal 1998, against costs of revenues for such sales of $1.2 million (approximately 32% of costs of revenues for product sales and 11% of all costs of revenues). This compares to $457,658 in foreign product sales revenues in the first half of fiscal 1997 (approximately 17% of product sales revenues and 5% of all revenues) against $733,539 in costs of foreign product sales revenues (approximately 18% of costs of revenues for product sales and 9% of all costs of revenues) for the first half of fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

              At December 31, 1997, the Company's liquidity and capital resources positions changed from its June 30, 1997 position as follows:

                  December 31,      June 30,
                      1997            1997            Change
                  ____________     ____________     __________
Working capital
surplus            $60,788,000      $62,659,000    ($1,871,000)


              The decrease in working capital since June 30, 1997 was attributable to the Company's losses in the first half of fiscal 1997.

              Total liabilities were decreased since June 30, 1997 by approximately $3.6 million to approximately $29.6 million at December 31, 1997.

              Since June 1989, a principal objective of the Company has been to reduce and ultimately eliminate its debt. Since the inception of the plan, interest bearing debt was reduced from $23.1 million in fiscal 1989 to $4.3 million as of December 31, 1997.

              As of September 30, 1997, the Company had no unused credit facilities with banks or financial institutions.

              The Company's business plan currently includes an aggressive program for manufacturing and selling its new line of QUAD scanners and expanding its new physician practice management business.

              The Company believes that it has sufficient cash resources to support its operations, including new product development. The Company estimates completion of the development of its new OR 360 and breast scanners will require approximately $4,000,000 and $2,000,000 respectively.


PART II - OTHER INFORMATION


Item 1 - Legal Proceedings:

              In June 1995 a Fonar stockholder commenced an action in the Delaware Court of Chancery against Fonar and its directors, alleging breaches of fiduciary duties by the defendants in connection with a recapitalization plan adopted by the stockholders of the Company on April 3, 1995 (Horace Rubenstein, Individually and on Behalf of All Others Similarly Situated v. Raymond V. Damadian et al., C.A. No. 14378). The case was settled in April 1997. Under the original terms of the settlement agreement, as approved by the Court of Chancery on April 29, 1997, the Company, among other things, agreed to issue Warrants to purchase Common Stock to the holders of Fonar Common Stock as of October 20, 1995.

              On December 17, 1997, counsel for the Plaintiff (Class) and the Company reached an agreement to amend the settlement agreement. As proposed, the modification provides that the Company will issue 2,231,689.6 shares of Fonar Common Stock in substitution for the 4,909,767 Warrants that were to have been issued. In addition, the modification provides for a schedule to pay the special dividends on the Company's Common Stock and Class A Non-voting Preferred Stock with respect to awards and settlements already received by the Company in connection with its patent litigations.
A hearing has been set for March 2, 1998 on this proposed modification of the settlement.

              In June, 1997, the Company agreed to pay $415,000 in settlement of the lawsuit commenced by Summit Rovins and Feldesman in the Supreme Court of the State of New York. This amount was paid in accordance with the terms of the agreement in November, 1997. The case involved a claim for legal fees.

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


Dated:  February 13, 1998