Form 10-Q
period 1998-03-31
FONAR CORP
filed 1998-05-15
CIK 355019

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1998             Commission File Number 0-10248



                          FONAR CORPORATION
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)



               DELAWARE                          11-2464137
  --------------------------------    ------------------------------------
  (State or other jurisdiction of     (I.R.S. Employer Identification No.)
  incorporation or organization)



 110 Marcus Drive     Melville, New York           11747
 ----------------------------------------        ----------
 (Address of principal executive offices)        (Zip Code)



                            (516)  694-2929
             ---------------------------------------------------
             Registrant's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X     NO
                                                    ----     ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Class                       Outstanding at March 31, 1998
--------------------------------    ---------------------------------------
Common Stock, par value $.0001                      50,221,305
Class B Common Stock, par value $.0001                   5,411
Class C Common Stock, par value $.0001               9,562,824
Class A Preferred Stock, par value $.0001            7,855,627

FONAR CORPORATION AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - March 31, 1998
     and June 30, 1997

   Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 1998 and March 31, 1997

   Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 1998 and March 31, 1997

   Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 1998 and March 31, 1997


   Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


PART II - OTHER INFORMATION

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                                 March 31,    June 30,
                                                         1998         1997
                                                      (UNAUDITED)
Current Assets:                                        ---------    -------
  Cash and cash equivalents                            $ 64,762     $ 5,861

  Receivable from litigation award                            -      77,223

  Accounts receivable - net                              10,269       6,000

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                  1,117         819

  Inventories                                             4,088       3,441

  Prepaid expenses and other current assets                 288         410
                                                         ------      ------
        Total current assets                             80,524      93,754
                                                         ------      ------

Property and equipment - net                              7,820       6,068

Advances and notes to affiliates and related parties- net   891       1,929

Long-term accounts receivable - net                         254         254

Notes receivable - net                                       32         107

Capitalized software development costs - net                506         772

Other intangible assets - net                            14,115       3,569

Other assets                                                715         238
                                                       --------    --------
                                                       $104,857    $106,691
                                                       ========    ========

  See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)
                                                       March 31,    June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1998         1997
                                                      (UNAUDITED)
Current Liabilities:                                  ----------   --------
  Notes payable                                         $   424     $   415
  Current maturities of long-term debt and
    capital lease obligations                             1,999       2,388
  Accounts payable                                        1,176       2,837
  Other current liabilities                              11,498      13,471
  Dividends payable                                       7,855       7,855
  Customer advances                                         303         764
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                         -         193
  Income taxes payable                                    2,950         100
  Deferred income taxes                                     222       3,072
                                                         ------      ------
      Total current liabilities                          26,427      31,095

Deferred income taxes, net of current portion               222         222
Long-term debt and capital lease obligations
   less current portion                                   9,175       1,824
Other non-current liabilities                                 -         101
                                                         ------      ------
      Total liabilities                                  35,824      33,242
                                                         ------      ------
Minority interest                                            92         204
                                                         ------      ------
Commitments and contingencies                                 -           -

STOCKHOLDERS' EQUITY

Common Stock $.0001 par value; 60,000,000
shares authorized; 50,221,305 issued and outstanding
at March 31 and 49,133,422 at June 30                         5           5

Class B Common Stock $ .0001 par value; 4,000,000
shares authorized, (10 votes per share), 5,411 issued
and outstanding at March 31 and at June 30                    -           -

Class C Common Stock $.0001 par value; 10,000,000 shares
authorized, (25 votes per share), 9,562,824 issued
and outstanding at March 31 and at June 30                    1           1

Class A non-voting Preferred Stock $.0001 par value;
8,000,000 authorized, 7,855,627 issued and outstanding
at March 31 and at June 30, 1997                              1           1

Paid-in capital in excess of par value                   93,720      90,640
Accumulated deficit                                     (21,982)    (13,992)
Notes receivable - stockholders                         ( 2,135)    ( 1,919)
Unearned compensation                                   (   274)    ( 1,096)
Treasury stock - 108,864 shares of common
  stock at March 31 and at June 30                      (   395)    (   395)
                                                        -------     -------
      Total stockholders' equity                         68,941      73,245
                                                        -------     -------
      Total liabilities and stockholders' equity       $104,857    $106,691
                                                        =======     =======

   See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                  FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                                     ---------------------
                                                       1998         1997
REVENUES                                             --------     --------
  Product sales - net                                $ 1,232      $ 1,204
  Service and repair fees - net                          657          699
  Scanning and management fees - net                   5,247        2,539
                                                     --------     --------
     Total Revenues - Net                              7,136        4,442
                                                     --------     --------
COSTS AND EXPENSES:
  Cost of product sales                                1,880        2,070
  Cost of service and repair fees                        614          572
  Cost of scanning and management fees - net           3,415        1,621
  Research and development expenses                    1,936        1,977
  Selling, general and administrative expenses         3,215        3,184
  Provision for bad debt                                 150          520
  Compensatory element of stock issuances                274          138
  Amortization of excess of cost over assets acquired     35            -
                                                     -------      -------
     Total Costs and Expenses                         11,519       10,082
                                                     --------     --------
Loss From Operations                                 ( 4,383)     ( 5,640)

Interest Expense                                     (    99)     (    81)

Interest Income                                          839          101

Other income-principally gain on litigation awards         3            -
                                                      ------      -------
Income (loss) before provision for taxes and
 minority interest                                   ( 3,640)     ( 5,620)

Provision for income taxes                                 -            -
                                                      -------      -------
Income (loss) before minority interest               ( 3,640)     ( 5,620)

Minority interest in net (income) loss
 of subsidiary and partnership                       (    29)          55
                                                      -------      -------
NET INCOME (LOSS)                                   $( 3,669)    $( 5,565)
                                                      =======      =======

Net Income (Loss) per share                           $(.06)       $(.09)
                                                      ======       ======

Weighted average number of shares outstanding         61,120       58,693
                                                      ======       ======

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                   FOR THE NINE MONTHS ENDED
                                                           MARCH 31,
                                                     ---------------------
                                                       1998         1997
REVENUES                                             --------     --------
  Product sales - net                                $ 3,772      $ 3,831
  Service and repair fees - net                        2,050        1,988
  Scanning and management fees - net                  14,878        7,229
                                                     --------     --------
     Total Revenues - Net                             20,700       13,048
                                                     --------     --------
COSTS AND EXPENSES:
  Cost of product sales                                5,549        6,126
  Cost of service and repair fees                      2,035        1,629
  Cost of scanning and management fees - net           9,363        4,578
  Research and development expenses                    4,603        3,846
  Selling, general and administrative expenses         8,534        9,060
  Provision for bad debt                                 596        1,480
  Compensatory element of stock issuances                834          325
  Amortization of excess of cost over assets acquired    105            -
                                                     --------     --------
     Total Costs and Expenses                         31,619       27,044
                                                     --------     --------
Loss From Operations                                 (10,919)     (13,996)

Interest Expense                                     (   274)     (   231)

Interest Income                                        2,934          286

Other income-principally gain on litigation awards       331        9,650
                                                      ------      -------
Income (loss) before provision for taxes and
 minority interest                                   ( 7,928)     ( 4,291)

Provision for income taxes                                 -            -
                                                      -------      -------
Income (loss) before minority interest               ( 7,928)     ( 4,291)

Minority interest in net (income) loss
 of subsidiary and partnership                       (    62)         153
                                                      -------      -------
NET INCOME (LOSS)                                   $( 7,990)    $( 4,138)
                                                      =======      =======

Net Income (Loss) per share                           $(.13)      $(.07)
                                                      ======      ======
Weighted average number of shares outstanding         61,120      58,693
                                                      ======      ======

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)
                                                   FOR THE NINE MONTHS ENDED
                                                             MARCH 31,
                                                         -----------------
                                                          1998       1997
                                                         ------     ------
Cash Flows from Operating Activities
 Net Income (Loss)                                     $( 7,990)  $( 4,138)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest in net income (loss)                   62    (   153)
    Depreciation and amortization                         1,991      1,305
    Provision for losses on accounts and notes
      receivable and accounts receivable from affiliates    596      1,445
    Compensatory and fee element of stock issuances         834        325
    Stock issued in settlement of current liabilities       760      1,080
    (Increase) decrease in operating assets, net:
       Receivable from litigation award                  77,223          -
       Accounts and notes receivable                    ( 4,190)   ( 1,410)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts              (   298)   (   361)
       Inventories                                      (   647)   (   103)
       Prepaid expenses and other current assets            122        602
       Other assets                                     (   477)   (   214)
       Receivables and advances to affiliates and
         related parties                                  1,038        389
    Increase (decrease) in operating liabilities, net:
       Accounts payable and income taxes                ( 1,661)   (   240)
       Other current liabilities                        (   475)   ( 1,153)
       Customer advances                                (   461)   (   125)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts              (   193)        17
       Other liabilities                                (   101)   (    30)
                                                         ------     ------
Net cash provided by (used in) operating activities      66,133    ( 2,764)
                                                         ------     ------

Cash Flows from Investing Activities:
  Purchases of property and equipment - net             ( 3,023)   (   507)
  Cost of capitalized software development
    and patents                                         (   106)   (   337)
  Purchase of Central Health Care Mgmt Service,
    net of cash acquired                                (    50)         -
  Purchase of A&A Services Inc and affiliates,
    net of cash acquired                                ( 3,900)         -
                                                         ------     ------
Net cash used in investing activities                   ( 7,079)   (   844)
                                                         ------     ------

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)
                                                   FOR THE NINE MONTHS ENDED
                                                             MARCH 31,
                                                         -----------------
                                                          1998       1997
                                                         ------     ------
 Cash Flows from Financing Activities:
  Distribution to minority interest                     (   135)         -
  Repayment of borrowings and capital
    lease obligations                                   (   472)   (   723)
  Repayment of notes receivable in connection
    with shares issued under stock option
    and bonus plans  - net                                  454      7,501
                                                         ------     ------
  Net cash provided by (used in) financing activities   (   153)     6,778
                                                         ------     ------

Increase (Decrease) in Cash                              58,901      3,170

Cash at beginning of period                               5,861      3,861
                                                         ------     ------
Cash at end of period                                   $64,762    $ 7,031
                                                         ======     ======

See accompanying notes to consolidated financial statements (unaudited).

                  FONAR CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                             (UNAUDITED)

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

 U.S. Health Management Corporation (Physician Practice Management Business)
 ---------------------------------------------------------------------------

     U.S. Health Management Corporation ("HMC") was organized by the Company in March 1997 as a wholly-owned subsidiary for the purpose of engaging in the business of providing comprehensive management services to physicians' practices and other medical providers, including diagnostic imaging centers and ancillary services. The services provided by the Company include development, administration, leasing of office space, facilities and medical equipment, provision of supplies, staffing and supervision of non-medical personnel, accounting, billing and collection and the development and implementation of practice growth and marketing strategies. This business is sometimes referred to as "physician practice management" (PPM").

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

     In the opinion of management, all adjustments (consisting of normal adjusting accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1998. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto contained in the Company's Annual Report for the fiscal year ended June 30, 1997.

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

     On September 2, 1992, the Company filed an action against General Electric Company, ("GE"), Hitachi Ltd. and other defendants for patent infringements. On July 2, 1997, following the denial of GE's petition for a rehearing and application for a stay, GE paid the Company $128.7 million. After deductions of legal costs and expenses the net cash paid to the Company was $77.2 million. At March 31, 1998 cash and cash equivalents approximated $64.8 million of which $52.4 million was invested in two mutual funds. Approximately $12.3 million was invested in a short-term U.S. treasury fund and the $40.1 million as invested in a money market fund. The funds are managed by an affiliate company of major New York bank. Accordingly, the Company's cash and cash equivalents exceeded Federal Depository Insurance Corporation ("FDIC") and Securities Investors Protection Corporation ("SIPIC") limits by $63.5 million in the aggregate as of March 31, 1998.


NOTE 4 -	INVENTORIES

     The components of inventory consist of:

                                             (000's OMITTED)
                                             ----------------
                                     March 31, 1998  June 30, 1997
                                        -------          -------
              Purchased parts
              components and supplies     $ 3,011          $ 2,534
              Work in progress              1,077              907
                                          -------          -------
                                          $ 4,088          $ 3,441
                                          =======          =======

NOTE 5 -	ACQUISITIONS

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

NOTE 5 -	ACQUISITIONS (continued)

     Raymond V. Damadian M.D. MR Scanning Centers Management Company
     ---------------------------------------------------------------

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

            Central Health Care Management Service, LLC
            -------------------------------------------

     On January 23, 1998, a wholly-owned subsidiary of HMC acquired the business and assets of Central Health Care Management Services, LLC, a management service organization "MSO" operating in Westchester County, New York. The purchase price is to be determined in the future based on a multiple of the net positive cash flow from the acquired business over the succeeding twelve month period. The purchase price, when determined, is payable 1/3 in cash or marketable securities, 1/3 in notes and 1/3 in shares of common stock of Fonar or HMC. An advance of $50,000 was remitted to the seller at the closing date. Based on current financial data, the purchase price is expected to range from $660,000 to $1,100,000.

              Acquisition of A&A Services, Inc
              --------------------------------

     On March 20, 1998, the Company's physician management subsidiary, HMC, consummated the acquisition of the common stock of A&A Services, Inc. ("A&A"), a New York corporation, which manages four primary care practices in Queens, New York.

     Pursuant to the A&A agreements, HMC acquired all of the common stock of A&A for $4,000,000 in cash, a note payable for $4,000,000 bearing interest at 6.0% per annum, payable in 16 quarterly installments commencing June of 1999, a note payable for $1,293,000 bearing interest at 6.0% per annum payable in 60 equal monthly installments of principal and interest commencing April 20, 1998, a deferred payment obligation of $2,000,000 and a contingent payment based on the acquired operations achieving certain earnings objective over the five-year period following the acquisition date.

     The promissory notes are collateralized by all of the assets of the acquired operations and are guaranteed by the Company.

     The deferred payment obligation of $2,000,000 is automatically convertible into shares of HMC's common stock upon the effectiveness of an initial public offering ("IPO") of HMC's securities, which is completed by September 20, 2000. In the event an IPO of HMC's securities is not completed by such date, the deferred payment obligation of $2,000,000 is then payable over the following four years with interest at 6.0% per annum. At such time when the deferred payment obligation is converted into shares of HMC's common stock, the holders of such shares will then have price guarantees from FONAR for a certain period following such conversions.

     The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to approximately $10,953,000 and is being amortized on a straight-line basis over 30 years. The accompanying consolidated financial statements include the operations of A&A from the date of the acquisition.

NOTE 6 - SEGMENT INFORMATION

     The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of physician practices, including diagnostic imaging services.

     The following table shows in thousands of dollars net revenues, operating income and other financial information by industry segment for the nine months ended March 31, 1998 and 1997:

                                                        1998       1997
 Net revenues:                                        -------    -------
   Medical equipment                                $   5,822   $  5,819
   Physician practice management                       14,878      7,229
                                                      -------    -------
      Total                                         $  20,700   $ 13,048
                                                      =======    =======

 Income (loss) from operations:
   Medical equipment                                $ (12,996)  $(15,101)
   Physician practice management                        2,077      1,105
                                                      -------    -------
      Total                                         $ (10,919)  $(13,996)
                                                      =======    =======
 Depreciation and amortization:
   Medical equipment                                $     978   $  1,141
   Physician practice management                        1,013        164
                                                      -------    -------
      Total                                         $   1,991   $  1,305
                                                      =======    =======
 Capital expenditures:
   Medical equipment                                $   1,643   $    680
   Physician practice management                        1,486        164
                                                      -------    -------
      Total                                         $   3,129   $    844
                                                      =======    =======

                                                       At          At
                                                     March 31,   June 30,
                                                       1998        1997
                                                   -----------   --------
 Identifiable assets:
   Medical equipment                                $  78,547   $ 96,624
   Physician practice management                       26,310     10,067
                                                      -------    -------
      Total                                         $ 104,857   $106,691
                                                      =======    =======

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS.

     For the nine month period ended March 31, 1998, the Company reported a net loss of $7.99 million on revenues of $20.70 million as compared to a loss of $4.14 million on revenues of $13.05 million for the nine month period ended March 31, 1997. This represents a 58.62% increase in revenues from the comparable period for the prior fiscal year, reflecting the acquisitions consummated by the Company's subsidiary, U.S. Health Management Corporation. The smaller net loss in fiscal 1997 was attributable principally to proceeds received from the settlement of one of the Company's patent lawsuits. Results of operations, however, improved in fiscal 1998, from an operating loss of $14.00 million for the nine month period ended March 31, 1997 to an operating loss of $10.92 million for the nine month period ended March 31, 1998.

     For the fiscal quarter ended March 31, 1998 (third quarter of fiscal
1998), the Company reported a net loss of $3.67 million on revenues of $7.14 million as compared to a net loss of $5.57 million on revenues of $4.44 million for the third quarter of fiscal 1997. Operating results also improved from an operating loss of $5.64 million for the third quarter of fiscal 1997 to an operating loss of $4.38 million for the third quarter of fiscal 1998.

     The Company operates in two industry segments: the manufacture and servicing of medical (MRI) equipment, the Company's traditional business which is conducted directly by Fonar and physician practice management, a new line of business for the Company, which is conducted through Fonar's wholly-owned subsidiary, U.S. Health Management Corporation ("HMC").

     HMC showed operating income of approximately $2.1 million ($3.0 million prior to merger related expenses and amortization of goodwill) for the first nine months of fiscal 1998 compared to operating income of $1.1 million for the first nine months of fiscal 1997. This reflected the profitability of HMC's three acquisitions, Central Health Care Management Services, LLC ("Central Health"), Affordable Diagnostics, Inc. and its related companies ("Affordable") and Raymond V. Damadian, M.D. MR Scanning Centers Management Company and two related Florida companies ("RVDC"). Central Health and Affordable were engaged in the business of providing management services, office space, equipment and non-medical personnel to health care providers and imaging facilities in the Bronx and Westchester Counties, New York.
RVDC was engaged in the business of providing management and other services to 21 diagnostic imaging centers. Following the acquisition of RVDC, HMC increased the level of services rendered and the management fees charged to the imaging centers formerly managed by RVDC and integrated the operations of the acquired entities; HMC now provides centralized management, administrative, billing and other services to the various facilities from HMC's headquarters in Melville, New York.

     Notwithstanding an improvement in the operations of the Company's traditional MRI equipment manufacturing and services business ($13.0 million for the first nine months of fiscal 1998 as compared to $15.1 million for fiscal 1997), the income from operations attributable to HMC (physician practice management) was not sufficient to offset the operating loss from
the Company's equipment manufacturing and service operations.   Accordingly
the Company's consolidated operating loss was $10.9 million for the first nine months of fiscal 1998 as compared to a consolidated operating loss of $14.0 million for the first nine months of fiscal 1997.

     The Company's operating loss was offset in part, however, by interest income of approximately $2.9 million (as compared to interest income of $286,000 for the first nine months of fiscal 1997). Interest income was derived from the interest earned on the Company's cash deposits and cash equivalents, which were approximately $64.8 million as at March 31, 1998. These amounts include the net proceeds of $77.2 million received by the Company in July 1997 from its patent lawsuit against General Electric Company. Approximately $52.4 million as of March 31, 1998 was held in mutual funds divided between a money market fund (76.53%) and a short-term U.S. Treasury fund (23.47%).

     The principal reason for the Company's operating losses is low product sales volumes. Sales revenues attributable to the Company's medical (MRI) equipment business (sales and service) were approximately $5.8 million for the first nine months of both fiscal 1998 and fiscal 1997 (against costs of revenues attributable to the Company's medical equipment business of approximately $7.6 million for the first nine months of fiscal 1998 and $7.8 million for the first nine months of fiscal 1997). The Company's efforts to improve equipment sales volume is focused on research and development ($4.6 million for the first nine months of fiscal 1998 as compared to $3.8 million for the first nine months of fiscal 1997) to improve the competitiveness of its products and increasing marketing and sales efforts.

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

     In addition to the QUAD scanners, the Company is completing the development of two new MRI scanners which are intended to enhance the Company's competitive position and revenues. At the MRI industry's annual trade show, RSNA (Radiological Society of North America), in November 1997, the Company introduced a new model scanner, the OR 360, one of its latest works-in-progress. Most of the design work for the OR 360 has been completed and construction of a prototype is approximately 60% complete.
The Company expects to complete development of the OR 360 and apply for FDA approval by October, 1998. The Company estimates the approval process would take approximately three months.

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

     A prototype of the Company's breast scanner has been constructed and the breast scanner is awaiting clinical trials. Clinical evaluation is expected to be completed within 16 months, and sales are expected to commence thereafter.

     It should be noted that the comparative figures in the Company's Consolidated Statements of Operations for the first nine months and third quarter of fiscal 1997 include the results of operations of RVDC but do not include the results of operations for Affordable or Central Health. The Company's Consolidated Statements of Operations for the first nine months and third quarter of fiscal 1998 include the results of operations of all three, as a result of the consummation of the acquisitions by HMC of Central Health, Affordable and RVDC.

     With respect to the revenues attributable to the Company's physician practice management business, the difference between the $14.9 million in revenues for the first nine months of fiscal 1998 and $7.2 million in revenues for the first nine months of fiscal 1997 reflects approximately $4.2 million in revenues attributable to Affordable, approximately $293,000 in revenues attributable to Central Health and approximately $3.2 million in revenues attributable to increased management fees charged by HMC to facilities formerly managed by RVDC. The difference between cost of revenues for the Company's physician practice management business of $9.3 million for the first nine months of fiscal 1998 and $4.6 million for the first nine months of fiscal 1997 is attributable to Affordable's costs of revenues of approximately $2.2 million, Central Health's costs of revenue of $123,000 and additional costs of approximately $2.4 million incurred to provide increased levels of service to facilities formerly managed by RVDC.

     The Company has continued its efforts to increase scanner sales in foreign countries as well as domestically. Revenues from foreign product sales were $1,177,825 (approximately 31% of product sales revenues and 6% of all revenues) for the first nine months of fiscal 1998, against costs of revenues for such sales of $1.5 million (approximately 27% of costs of revenues for product sales and 9% of all costs of revenues). This compares to $457,658 in foreign product sales revenues in the first nine months of fiscal 1997 (approximately 12% of product sales revenues and 4% of all revenues) against $733,539 in costs of foreign product sales revenues (approximately 12% of costs of revenues for product sales and 6% of all costs of revenues) for the first nine months of fiscal 1997.


Liquidity and Capital Resources

     At March 31, 1998, the Company's liquidity and capital resources positions changed from its June 30, 1997 position as follows:

                    March 31,       June 30,
                      1998            1997            Change
                  ____________     ____________     __________
Working capital
surplus            $54,097,000      $62,659,000    ($8,562,000)


     The decrease in working capital since June 30, 1997 was attributable to the Company's losses in the first nine months of fiscal 1998.

     Total liabilities were increased since June 30, 1997 by approximately $2.6 million to approximately $35.8 million at March 31, 1998.

     As of March 31, 1998, the Company had no unused credit facilities with banks or financial institutions.

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

     On December 17, 1997, counsel for the Plaintiff (Class) and the Company reached an agreement to amend the settlement agreement. On March 2, 1998, the Court of Chancery approved the modification. The modification provides that the Company issue 2,231,689.6 shares of Fonar Common Stock in substitution for the 4,909,767 Warrants that were to have been issued.
These shares were issued in April 1998.

     In addition, the modification provides for a schedule to pay the special dividends on the Company's Common Stock and Class A Non-voting Preferred Stock with respect to awards and settlements already received by the Company in connection with its patent litigations. The first installment of these dividends will be paid to holders of the Company's Class A Non-voting Preferred Stock and Common Stock as of May 15, 1998. The payment date will be May 26, 1998.

Item 2 - Changes in Securities:  None

Item 3 - Defaults Upon Senior Securities:  None

Item 4 - Submission of Matters to a Vote of Security Holders: None

Item 5 - Other Information:

     Acquisition of New Business

     Effective March 20, 1998, the Company's wholly-owned subsidiary, U.S. Health Management Corporation ("HMC") acquired 100% of the issued and outstanding stock of A & A Services, Inc. ("A & A Services"), a management services organization (MSO) engaged in the business of managing four primary care practices located in Queens County, New York (the "Practices").

     A & A Services provides the Practices with management services, office space, equipment, repair and maintenance service for the equipment and clerical and other non-medical personnel. The office locations for the Practices are located in Woodhaven, Richmond Hill, Corona and Ridgewood in Queens County, New York.

Item 6 - Exhibits and Reports on Form 8-K:

     Form 8-K filed on April 7, 1998 for acquisition of A & A Services, Inc.


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

Dated:  May 15, 1998