Form 10-K
period 1998-06-30
FONAR CORP
filed 1998-09-29
CIK 355019

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                             _____________________

                                   FORM 10-K
                             _____________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
For the fiscal year ended June 30, 1998

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

Yes ___X___      No _______

As of September 21, 1998, 52,879,701 shares of Common Stock, 5,411 shares of Class B Common Stock, 9,562,824 shares of Class C Common Stock and 7,836,287 shares of Class A Non-voting Preferred Stock of the registrant were outstanding. The aggregate market value of the approximately 50,316,374 shares of Common Stock held by non-affiliates as of such date (based on the closing price per share on September 21, 1998 as reported on the NASDAQ System) was approximately $66,015,082 million. The other outstanding classes do not have a readily determinable market value.

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

     Health Management Corporation of America (formerly U.S. Health Management Corporation and hereinafter sometimes referred to as "HMCA") was formed by the Company in March 1997 as a wholly-owned subsidiary in order to enable the
Company to expand into the business of providing comprehensive management services to medical providers, sometimes referred to as "physician practice management" or "PPM." In connection with its entry into this new line of business, HMCA has completed five acquisitions. HMCA provides management services, administrative services, office space, equipment, repair and maintenance service and clerical and other non-medical personnel to physicians and other medical providers, including diagnostic imaging centers.

     See Note 20 to the Financial Statements for separate financial information respecting the Company's medical equipment and physician practice management services segments.

FORWARD LOOKING STATEMENTS.

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

RECENT DEVELOPMENTS AND OVERVIEW.

     The Company's principal products are its new "QUAD" series of MRI scanners. The "QUAD(TM) 12000" MR scanner utilizes a 6000 gauss iron core electromagnet and is accessible from four sides. The QUAD 12000 is the first "open" MR scanner at high field. The greater field strength of the 6000 gauss magnet, when enhanced by the electronics already utilized by the Company's scanners, produces images of a quality and clarity competitive with high field superconductive magnets. The QUAD 12000 scanner magnet is the highest field "open MRI" in the industry.

     The Company also produces the "QUAD(TM) 7000," a MR scanner which is similar in design to the QUAD 12000 but utilizes a smaller 3,500 gauss electromagnet. The less expensive QUAD 7000 offers an economical solution to the rising cost of medicine.

     In addition, the Company's current "works in progress" include a breast MRI scanner and an operating room scanner (the OR 360). (See "Works in Progress".)

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

     On September 2, 1992, the Company filed a patent infringement suit against Hitachi Ltd., General Electric Company and others in the United States District Court for the Eastern District of New York. On July 2, 1997, following the trial and appeal of the Company's claims against General Electric Company, General Electric Company paid FONAR $128.7 million (inclusive of interest) for infringement of FONAR's Multi-Angle Oblique (MAO) and original MRI (Cancer Detection) patents. Previously, immediately prior to trial, in April, 1995, the Company reached a settlement with Hitachi Ltd. and related defendants.

     In March 1996, the Company commenced a patent infringement suit against Toshiba Corporation, Toshiba America Medical Systems, Inc. and Toshiba America MRI, Inc. Toshiba America MRI, Inc. in turn commenced an action against FONAR alleging patent infringement. In May 1998 FONAR and the Toshiba companies settled the pending litigation between them, neither party admitting liability. FONAR and Toshiba cross-licensed each other on the patents in suit, and FONAR received a monetary payment from Toshiba.

     The Company is optimistic about sales of its new scanner products. To further promote product recognition and sales, FONAR will attend the RSNA (Radiological Society of North America) trade show in November 1998 to exhibit its products. The RSNA is the leading trade show in the MRI industry. Approximately 25,000 radiologists, who are among the principal groups to whom the Company directs its marketing efforts, are expected to attend to view MRI industry's most current product developments. The Company attended the RSNA trade shows previously in 1997, 1996 and 1995.

     The Company is actively seeking to promote foreign sales, thus enhancing America's competitive position as well as its own. Since commencing its current foreign sales program, the Company has sold scanners in Korea, Saudi Arabia, Mexico and Poland. Based on numerous indications of interest, meetings, sales trips abroad and negotiations, the Company is cautiously optimistic that foreign sales will produce significant revenues.

     The Company believes there are and will be significant market opportunities abroad, particularly in Asia and Eastern Europe.

     In March 1997, FONAR formed Health Management Corporation of America (formerly U.S. Health Management Corporation and hereinafter sometimes referred to as "HMCA") as a wholly-owned subsidiary for the purpose of engaging in the business of providing comprehensive management and administrative services, office space, equipment, repair and maintenance service for equipment and clerical and other personnel (other than physicians) to physicians' practices and other medical providers, including diagnostic centers (sometimes referred to as "physician practice management," "PPM" or "practice management.")

     HMCA entered the PPM business through the consummation of two acquisitions, effective June 30, 1997. As a result of these two acquisitions, three additional acquisitions completed through August, 1998 and the opening of two new facilities, HMCA currently is managing 38 facilities and offices located principally in New York State and Florida.

PRODUCTS

     The Company's principal products are its new "QUAD" series of MRI scanners. The QUAD(TM) 12000 MR scanner utilizes a 6000 gauss iron core electromagnet and is accessible from four sides. The QUAD 12000 is the first "open" MR scanner at high field. The QUAD(TM) 7000 is similar in design to the QUAD 12000 but utilizes a smaller 3,500 gauss electromagnet. The Ultimate 7000 utilizes a 3500 gauss iron core electromagnet.

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

     Prior to the introduction of the QUAD scanners, the Ultimate(TM) 7000 scanner, introduced in 1990, was the Company's principal product. The Ultimate scanner replaced the Company's traditional principal products, the Beta(TM) 3000 scanner (which utilized a permanent magnet) and the Beta(TM) 3000M scanner (which utilized an iron core electromagnet). All of the Company's current and earlier model scanners create cross-sectional images of the human body.

     The Company's majority-owned subsidiary, Medical SNI, manufactures and markets teleradiology equipment. Such equipment, through the use of computer hardware and software, permits MRI images to be transmitted by telephone lines, enabling a physician to view the results of an MRI scan (immediately, if necessary) without the necessity of being present at the site of the scan or receiving film.

     During fiscal 1998, sales of the Company's QUAD scanners accounted for approximately 15% of the Company's total revenues and 53% of its medical equipment segment revenues, as compared to 27% of total revenues and 50% of medical equipment revenues during fiscal 1997. There were no sales of Ultimate or Beta scanners in fiscal 1997 or fiscal 1998.

     The materials and components used in the manufacture of the Company's products (circuit boards, computer hardware components, electrical components, steel and plastic) are generally available at competitive prices. The Company has not had difficulty acquiring such materials.

WORKS IN PROGRESS

     The Company's current "works in progress" center around the development of its breast MRI scanner and operating room scanner (the OR 360). Both seek to bring to the public scanners that are expected to provide important advances against serious disease.

     MRI takes advantage of the nuclear resonance signal elicited from the body's tissues and the exceptional sensitivity of this signal for detecting disease. Much of the serious disease of the body occurs in soft tissue. The principal diagnostic modality currently in use for detecting disease, as in the case of x-ray mammography, are diagnostic x-rays. X-rays discriminate soft tissues like healthy breast tissue and cancerous tissue poorly because the x-ray particle traverses the tissues almost equally thereby rendering the target film equally exposed by the two tissues and creating healthy and cancerous shadows on the film that differ very little in brightness. The image contrast between cancerous and healthy tissue is poor, making the detection of breast cancers by the x-ray mammogram less than optimal. If microscopic stones (microcalcifications) are not present to provide the missing contrast the breast cancer goes undetected. They frequently are not present. The maximum contrast available by x-ray with which to discriminate disease is 4%. Brain cancers differ from surrounding healthy brain by only 1.6%.

     On the other hand the soft tissue contrasts with which to distinguish cancers on images by MRI are up to 180%. This is because the nuclear resonance signals from the body's tissues differ so dramatically. Liver cancer and healthy liver signals differ by 180%. Thus there is some urgency to bring to market an MRI based breast scanner that can overcome the x-ray limitation and assure that mammograms do not miss serious lesions. The added benefit of MRI mammography relative to x-ray mammography is the elimination of the need for the patient to disrobe and the painful compression of the breast typical of the x-ray mammogram. The patient is scanned in her street clothes in MRI mammography. Moreover MRI mammogram scans the entire chest wall including the axilla for the presence of nodes which the x-ray mammogram cannot reach.

     In addition there is a need for a treatment modality that can deal effectively with the diseased tissue once it has been detected.

     The OR 360 is Fonar's latest works-in-progress product. The OR 360 has an enlarged room sized magnet in contrast to the small bore "tunnel" MRI magnet the public is familiar with. Thus full-fledged surgical teams may walk into the magnet and thereby perform conventional surgery on the patient inside the magnet. Most importantly the exceptional quality of the MRI image and its exceptional capacity to exhibit tissue detail on the image, by virtue of the nuclear resonance signal's extraordinary capacity to create image contrast, can then be obtained real time during surgery to guide the surgeon in his surgery. Thus surgical instruments, needles, catheters, endoscopes and the like can be introduced directly into the human body and guided to the malignant lesion by means of the MRI image. The number of inoperable lesions should be greatly reduced by the availability of this new capability. Most importantly treatment can be carried directly to the target tissue.

     With current cancer treatment methods, therapy must always be restricted in the doses that can be applied to the malignant tissue because of the adverse effects on the healthy tissues. Thus chemotherapies must be limited at the first sign of toxic side effects. The same is the case with radiation therapy. The Company expects that once its new OR 360 product is available treatment agents may be administered directly to the malignant tissue through small catheters or needles allowing much larger doses of chemotherapy, x-rays, laser ablation, microwave, or rf to be applied directly and exclusively to the malignant tissue with more effective results. Since the procedure of introducing a treatment needle or catheter under image guidance will be minimally invasive the procedure can be readily repeated should metastases occur elsewhere, with minimum impact on the patient beyond a straightforward needle injection.

     The presence of the MRI image during treatment will enable the operator to judge during treatment if his treatment is being effective. The Company received an enthusiastic reception for its new "works-in-progress" OR 360 scanner at the annual International Radiology Congress held in Chicago's McCormick Place known as the RSNA (Radiological Society of North America) and expects to be extremely successful with this new product.

     Most of the design work for the OR 360 has been completed and construction of a prototype is approximately 90% complete.

     The Company is negotiating with two universities to install and commence clinical trials of its breast scanning equipment. The Company is working with these universities to jointly secure research funding for the breast scanning and treatment program.

PRODUCT MARKETING

     The principal markets for the Company's scanners are hospitals and private scanning centers. The Company is conducting its marketing through a national network of independent distributors represented by National Imaging Resources, Inc. The Company's network of independent sales representatives and distributors operates on a commission basis in the domestic market.

     The Company exhibited its new products at the trade show held by the Radiological Society of North America ("RSNA") in Chicago in November 1995, 1996 and 1997 and plans to attend the RSNA trade shows in November 1998 and future years as well. The RSNA trade show is held annually and is attended by most manufacturers of MRI scanners.

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

     To meet this demand, the Company has set a base price of $980,000 for the QUAD 12000 and of $780,000 for the QUAD 7000 scanner. In addition to reducing the health care provider's equipment cost, the QUAD scanners' improved image processing speed and extra-bed(s) option (allowing patients to be prepped while another patent is being scanned) would enable the provider to increase patient volume and further reduce per scan costs.

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

     During the fiscal year ended June 30, 1998, 5% of the Company's revenues were generated by foreign sales, as compared to 4% and 17% for fiscal 1997 and 1996 respectively. See "Note 9 to Notes to Consolidated Financial Statements" for the percentage of foreign sales as in relation to the Company's total revenues.

SERVICE AND UPGRADES FOR MRI SCANNERS

     The Company regards its customer base of approximately 100 scanners installed or in the process of being installed as a major asset. It has been and will continue to be a significant source of income, independent of direct sales.

     Income is generated from the installed base in two principal areas namely, service and upgrades. Service and maintenance revenues from the Company's installed base were approximately $6.1 million in fiscal 1996, $4.6 million in fiscal 1997 and $3.7 million in fiscal 1998. The decreases in fiscal 1997 and 1998 were principally the result of the retirement of old scanners.

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

RESEARCH AND DEVELOPMENT

     During  the  fiscal  year  ended  June  30,  1998,  the  Company   incurred
expenditures of $6,506,995 (none of which was capitalized) on research and development, as compared to $3,928,035 ($108,809 of which was capitalized) and $3,607,703 ($251,659) of which was capitalized) incurred during the fiscal years ended June 30, 1997 and June 30, 1996, respectively.

     Research and development activities have focused, in large part, on the development of the Company's new OR 360 and the continued development and enhancement  of the  Company's  QUAD MR scanners.  The OR 360 and QUAD  scanners involve significant software and hardware development as the new products represented entirely new hardware design and architecture requiring a complete new operating software system. The Company's research activity includes developing a multitude of new features for the QUAD series scanners made possible by the QUAD's high speed processing power.

BACKLOG

     The Company's backlog of unfilled orders at September 1, 1998 was approximately $2.8 million, as compared to $6.4 million at September 1, 1997. Of these amounts, approximately $0.6 million and $1.2 million had been paid to the Company as customer advances as at September 1, 1998 and September 1, 1997, respectively. Of the backlog amounts at September 1, 1997, approximately $800,000 represented orders from affiliates. None of the backlog existing at September 1, 1998 represents orders from affiliates. It is expected that the existing backlog of orders will be filled within the current fiscal year. The Company's contracts generally provide that if a customer cancels an order, the customer's initial down payment for the MRI scanner is nonrefundable.

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

ENFORCEMENT OF PATENTS

     On September 2, 1992, the Company commenced legal action to enforce its patent rights, filing suit against Hitachi Ltd., General Electric Company and others in the United States District Court for the Eastern District of New York. Prior to trial in April 1995, FONAR settled with Hitachi. On May 26, 1995 the jury rendered a verdict against General Electric Company awarding FONAR $110,575,000 for infringement of its multi-angle oblique patent (Apparatus and Method for Multiple Angle Oblique MRI, 10/3/89, U.S. Patent No. 4,871,966) and Dr. Damadian's pioneer cancer detection patent (Apparatus and Method for Detecting Cancer in Tissue, 2/5/74, U.S. Patent No. 3,789,832). Following appeals to the United States Court of Appeals for the Federal Circuit, General Electric Company paid FONAR $128.7 million (inclusive of interest) on July 2, 1997. The Supreme Court denied General Electric Company's petition for a writ of certiorari on October 6, 1997. The Company was represented by Robins, Kaplan, Miller and Ciresi, the Minneapolis based national law firm that represented Honeywell in its lawsuit against Minolta for infringement of Honeywell's autofocus patents.

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

     In March 1996, FONAR commenced a patent infringement suit against Toshiba Corporation, Toshiba America MRI, Inc. and Toshiba America Medical Systems, Inc. Toshiba America MRI, Inc. in turn commenced an action against FONAR alleging patent infringement. In May 1998, FONAR settled with the Toshiba companies, neither side admitting liability in the settlement agreement. The parties cross-licensed each other on the patents-in-suit, and FONAR received a monetary payment from Toshiba.

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

PRODUCT COMPETITION

    MRI SCANNERS

     A majority of the MRI scanners in use in hospitals and outpatient facilities and at mobile sites in the United States are based on superconductive magnet technology while the balance are based on non-superconductive magnet technology. In 1997, however, sales of non-superconductive MRI's were almost equal to sales of superconductive magnets. In 1997, the size of the MRI market in the United States was approximately $565 million. The market share of superconductive MRI's was approximately 53%. FONAR's non-superconductive MRI scanners are competing principally with superconductive scanners. The QUAD 12000 scanner, however, utilizing a 6,000 gauss (.6 Tesla field strength) iron core electromagnet, is the first "open" MR scanner at high field strength.

     FONAR believes that its MRI scanners have significant advantages as compared to the superconductive scanners. These advantages include:

     1. There is no fringe magnetic field. Superconductive scanners require a more expensive shielded room than is required for the non-superconductive scanners. The shielded room required for the non-superconductive scanners is intended to prevent interference from external radio frequencies.

     2. They do not require costly coolants (liquid nitrogen and liquid helium) or highly complex technology to handle them.

     3. They are more open, quiet and in the case of the QUAD scanners allow for faster throughput of patients.

     4. They require smaller space to install.

     5. Their annual operating costs are lower.

     6. Their set-up and disconnect time for a FONAR mobile scanner is shorter than for a mobile superconductive scanner.

     7. They can scan the trauma victim, the cardiac arrest patient, the respirator-supported patient, and premature and newborn babies. This is not possible with superconductive scanners because their magnetic field interferes with conventional life-support equipment.

     FONAR faces competition within the MRI industry from such firms as General Electric Company; Picker International, which is a Division of General Electric Company PLC, of England; Elscint Ltd; Philips N.V.; Toshiba Corporation, Hitachi Corporation, Shimadzu Corporation and Siemens A.G. Most competitors have marketing and financial resources more substantial than those available to the Company and have in the past, and may in the future, heavily discount the sales price of their scanners. Such competitors sell both superconductive and non-superconductive products. FONAR's current market share of the market for MRI scanners is less than 5%. FONAR introduced the first "Open MRI" in 1982. "Open MRI" was made possible by FONAR's introduction of an MRI magnet built on an iron frame. Thus the magnetic flux generating apparatus of the magnet (magnet coils or permanent magnet bricks) was built into a frame of steel. The steel frame provided a return path for the magnetic lines of force and thereby kept the magnetic lines of force contained within the magnet. This enabled FONAR, from 1982 on, to show that the FONAR magnet was the only magnet that allowed the patients to stretch out their arms, the only "open" MRI.

     The iron frame, because it could control the magnetic lines of force and place them where wanted and remove them from where not wanted (such as in the operating room where surgeons are standing), provided a much more versatile magnet design than was possible with superconductive magnets. Superconductive magnets contain no iron but consist entirely of turns of current carrying wire. They therefore lack the versatility of design that the iron frame provides the "open" MRI magnet. Thus the superconductive magnets made by Fonar's large competitors that have dominated the MRI market since 1983 have been of the confining "tunnel" design that the public has generally resented.

     For an 11 year period, 1983-1994, Fonar's large competitors (with one exception) generally rejected Fonar's "open" design but in 1994 all (with one exception) added an "open" magnet to their MRI product line. In 1997 the sale of non-superconductive "open" magnets exceeded the sale of traditional superconductive magnets for the first time. One principal reason for this market shift, in addition to patient claustrophobia, is the growing awareness that the "open" magnet designs permit access to the patient to perform surgical procedures under MRI image guidance, a field which is now growing rapidly and is called "interventional MRI."

     Fonar's OR 360 explicitly addresses this growing market reception of MRI guided surgical procedures but is not yet available as a product. Fonar's QUAD series magnets do also. Although not enabling a full operating theater as the OR 360 does, the "Open" QUAD design permits ready access to the patient from four sides and therefore enables a wide range of interventional surgical procedures such as biopsies and needle or catheter delivered therapies to be performed under MRI image guidance. The "tunnel" superconductive scanners do not permit access to the patient while the patient is inside the scanner.

     While Fonar's current market share of the domestic MRI market is under 5% and its current market share of the domestic "Open MRI" market is only of the order of 10% at present, FONAR expects to be a leader in this market for several reasons. In MRI, scanning speed and image quality is controlled by the strength of the magnetic field. Fonar's QUAD 12000 scanner operates at twice the field strength of its closest market share "Open MRI" competitor, Hitachi (.6 Tesla vs. .3 Tesla). High field MRI manufacturers convinced the marketplace for FONAR, and the marketplace accepts, that higher field strength translates directly into superior image quality and faster scanning speeds. This is the principal reason GE's 1.5 Tesla superconductive scanner achieved market dominance in the MRI market before the marketplace shifted and registered its preference for "Open MRI." All of Fonar's other competitors in the "Open MRI" market are lower in field strength than the Hitachi product other than Toshiba at .35 Tesla. No companies possess the OR 360 and FONAR possesses the pioneer patents on "Open MRI" technology.

    OTHER IMAGING MODALITIES

     FONAR's MRI scanners also compete with other diagnostic imaging systems, all of which are based upon the ability of energy waves to penetrate human tissue and to be detected by either photographic film or electronic devices for presentation of an image on a television monitor. Three different kinds of energy waves - X-ray, gamma and sound - are used in medical imaging techniques which compete with MRI medical scanning, the first two of which involve exposing the patient to potentially harmful radiation. These other imaging modalities compete with MRI products on the basis of specific applications.

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

GOVERNMENT REGULATION

     Under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, all medical devices are classified by the Food and Drug
Administration (the "FDA") into one of three classes. A Class I device is subject only to certain controls, such as labeling requirements and manufacturing practices; a Class II device must comply with certain performance standards established by the FDA; and a Class III device must obtain pre-market approval from the FDA prior to commercial marketing. The Company received approval to market its Beta 3000 and Beta 3000M scanners as Class III devices on September 26, 1984. On July 28, 1988, the Magnetic Resonance Diagnostic Device which includes MR Imaging and MR Spectroscopy was reclassified by the FDA to Class II status. On June 25, 1992, the Company received FDA approval to market the Ultimate Magnetic Resonance Imaging Scanner as a Class II device. The Company received FDA approval to market the QUAD 7000 in April 1995 and for the QUAD 12000 in November 1995. The Company anticipates that it will need FDA approvals for its OR 360 and breast scanners.

     The FDA has authority to conduct detailed inspections of manufacturing plants, to establish "good manufacturing practices" which must be followed in the manufacture of medical devices, to require periodic reporting of product defects and to prohibit the exportation of medical devices that do not comply with the law. The Company is subject to these requirements and has received the necessary approvals. In addition, the Company needs to obtain any necessary approvals from the appropriate foreign governmental and other authorities in connection with its export sales.

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

     The Company obtains approvals as necessary in connection with the sales of its products in foreign countries. In some cases, U.S. Food and Drug Administration approval has been sufficient for foreign sales as well. The Company's standard practice has been to require either the distributor or the customer to obtain any such foreign approvals or licenses which may be required.

     Commencing in fiscal 1998, however, export sales to most European countries and certain other countries require CE certification (essentially safety requirements for electrical products). The Company is in the process of complying with these requirements and obtaining this certification.

HEALTH MANAGEMENT CORPORATION OF AMERICA
(PHYSICIAN PRACTICE MANAGEMENT BUSINESS)

     Health Management Corporation of America (formerly known as U.S. Health Management Corporation and referred to as "HMCA") was organized by the Company in March 1997 as a wholly-owned subsidiary for the purpose of engaging in the business of providing comprehensive management services to physicians' practices and other medical providers, including diagnostic imaging centers and ancilliary services. The services provided by the Company include development, administration, leasing of office space, facilities and medical equipment, provision of supplies, staffing and supervision of non-medical personnel, legal services, accounting, billing and collection and the development and implementation of practice growth and marketing strategies. This business is sometimes referred to as "physician practice management," "PPM" or "practice management."

     Since its formation, HMCA has completed five acquisitions. HMCA became actively engaged in the PPM business through its initial two acquisitions which were consummated effective June 30, 1997. Following these two initial acquisitions, HMCA completed two additional acquisitions in fiscal 1998 and one additional acquisition in the first quarter of fiscal 1999 (August 1998).

     The first acquisition was of a group of several interrelated corporations, limited liability companies and a partnership engaged in the business of managing three diagnostic imaging centers and one multi-speciality practice in New York State. The transaction was effected through a merger between a wholly-owned subsidiary of HMCA (formed for the purpose of effecting the transaction) and Affordable Diagnostics, Inc., one of the acquired companies which immediately prior to the merger had acquired the assets and assumed the liabilities of the other acquired companies (together, the "Affordable Companies").

     The business of the Affordable Companies, which is being continued by HMCA, consisted of providing management, space, equipment, personnel and other resources to the four managed facilities. The services provided at the facilities include MRI scans, CAT scans, x-rays, physical rehabilitation, and in connection with physical rehabilitation, ultra-sound and SSEP/EMG electromygographic diagnostics. The four managed facilities are located in Brewster, New York (MRI), Yonkers, New York (MRI and x-ray), Bronx, New York (MRI and CT) and Riverdale, New York (multi-specialty practice, ultra-sound and SSEP/EMG electromygographic diagnostics). The assets acquired through the acquisition include three MRI scanners, one CT scanner, one x-ray machine, rehabilitation equipment and ultra-sound and electromygographic machines. The equipment is leased to and used at the managed facilities. In addition, HMCA is consummating the purchase of an additional MRI scanner pursuant to a contract entered into prior to the acquisition. The scanner is a mobile unit which is intended to be provided to a number of hospitals on a shared basis, as needed, on a mobile route in northern New Jersey and Rockland, Orange and Putnam counties in New York.

     The  second  completed  acquisition  was of Raymond V.  Damadian,  M.D.  MR
Scanning Centers Management Company ("RVDC"). Pursuant to the terms of the transaction, HMCA purchased all of the issued and outstanding shares of stock of RVDC from Raymond V. Damadian in exchange for 10,000 shares of the Common Stock of FONAR. Raymond V. Damadian, the principal stockholder, President and Chairman of the Board of FONAR, was the sole stockholder, director and President of RVDC immediately prior to the acquisitions. The business of RVDC, which is being continued by HMCA, was the management of MRI diagnostic imaging centers in New York, Florida, Georgia and other locations.

     As a result of these transactions with Dr. Damadian, HMCA has acquired the business of managing 21 MRI scanning centers. Seventeen of the scanning centers are managed pursuant to management agreements, and 4 of the centers are partnerships with RVDC as the general partner. Effective July 1, 1997, HMCA entered into new management agreements with the centers. Pursuant to the management agreements, HMCA is providing comprehensive management services, including administrative services, office facilities, office equipment, supplies and personnel (except for physicians) to the centers. Service for the centers' MRI scanning equipment is provided under the management agreements in these cases. MRI scanning systems are provided to 9 of the centers pursuant to scanner leases entered into effective July 1, 1997. All of the facilities previously managed by RVDC are MRI scanning centers.

     The third completed acquisition, consummated on January 20, 1998, was an acquisition of the business and assets of Central Health management Co., LLC (Central Health). Central Health is a management service organization (MSO) managing a multi-specialty practice in Yonkers, New York. The assets acquired include therapy and rehabilitation equipment, x-ray equipment, office equipment and office furnishings.

     The fourth completed acquisition, consummated effective March 20, 1998, was the acquisition of A & A Services, Inc. ("A & A Services"), an MSO managing four primary care practices in Queens County, New York. A & A Services provides the practices with management services, office space, equipment, repair and maintenance service for the equipment and clerical and other non medical personnel. The office locations for the practices are located in Woodhaven, Richmond Hill, Corona and Ridgewood in Queens County, New York and account for over 52,000 primary care patient visits per year.

     The fifth completed acquisition, consummated effective August 20, 1998, was the acquisition of Dynamic Health Care Management, Inc. ("Dynamic"). Dynamic is an MSO which manages three physician practices in Nassau and Suffolk Counties on Long Island, New York. The office locations for these practices are in Bellmore and Hempstead in Nassau County and Deer Park in Suffolk County and account for approximately 85,000 patient visits per year.

HMCA GROWTH STRATEGY

     In addition, HMCA may also pursue acquisitions pursuant to which HMCA would purchase the assets of physicians' practices. Simultaneously with the acquisition of the assets, HMCA would enter into agreements with the physicians (or a professional corporation employing the physicians) pursuant to which HMCA would lease the use of the assets and provide management services. The professional corporation could be either affiliated with HMCA or owned by the selling physicians.

     HMCA believes that there are numerous existing medical practices that could benefit from improved management techniques which would allow the physicians to spend more time treating patients (thereby increasing their revenue) and less time being concerned with the day to day tasks of managing the business.

     In addition, expansion plans for HMCA's clients include opening more offices and expanding existing offices so as to enable practices to treat more patients more efficiently.

     HMCA is seeking to create a network of physicians to participate in managed care and to promote an expansion of the medical services offered by its medical practice clients.

     HMCA believes that the creation of this network will be particularly helpful to its clients where capitated fee agreements are negotiated with insurers since its clients will be able to offer more services from more locations and thereby obtain a higher capitation rate than they might otherwise have been able to obtain.

     HMCA's growth strategy is intended to enable its medical practice clients to retain and enhance revenues and to offer patients cost-effective medical care within an integrated practice offering a broad range of evaluation, testing, diagnostic, treatment and therapeutic services. In the longer term, as the network of offices to which it provides its management services grows, HMCA believes that it will be in an excellent position to attract managed care contracts for its clients from employers and insurance carriers.

MEDICAL PRACTICE MANAGEMENT SERVICES

     HMCA's services to the facilities it manages encompass substantially all of the facilities' operations. These services include:

     (1) Offices and Equipment. HMCA provides office space and equipment to its clients. This includes technologically sophisticated medical equipment. HMCA also provides improvements to leaseholds, assistance in site selection and advice on improving, updating, expanding and adapting to new technology.

     (2) Personnel. HMCA staffs all the non-medical positions of its clients with its own employees, eliminating the client's need to interview, train and manage non-medical employees, as well as process the necessary tax, insurance and other documentation relating to employees.

     (3) Administrative. HMCA assists in the scheduling of patient appointments, purchasing of medical supplies and equipment and handling of reporting, accounting, processing and filing systems. It prepares and files the physician portions of complex forms to ensure full and timely regulatory compliance and appropriate cost reimbursement under no-fault insurance and workers' compensation guidelines.

     (4) Billing and Collections. HMCA is responsible for the billing and collection of revenues from third-party payors including those governed by no-fault and workers' compensation statutes.

     (5) Cost Saving Programs. Based on available volume discounts, HMCA seeks to obtain favorable pricing for medical supplies, equipment, pharmaceuticals and other inventory for its clients.

     (6) Diagnostic Imaging and Ancilliary Services. HMCA can offer access to diagnostic imaging equipment through diagnostic imaging facilities managed by it. The Company is expanding the ancilliary services offered in its network to include CT-scans, x-rays, ultrasound, and other ancilliary services useful to its clients.

     (7) Marketing Strategies. HMCA is responsible for developing marketing plans for its clients.

     HMCA provides its services pursuant to negotiated contracts with its clients. While HMCA believes it can provide the greatest value to its clients by furnishing the full range of services appropriate to that client, HMCA would also be willing to enter into contracts providing for a more limited spectrum of management services.

HMCA MARKETING

     HMCA's marketing strategy is to increase the size, number and locations of medical practices and facilities which it manages. HMCA will also seek to broaden the types of medical practices which it services and to develop a client base of primary care and speciality practices as well as diagnostic imaging facilities and other ancilliary services. HMCA will seek to promote growth of its clients' patient and revenue bases by developing a network of medical providers and assisting its clients in the development of multi-specialty medical practices.

     Marketing activities include locating medical practices which meet the size, quality and operating parameters set by HMCA. HMCA will focus on opportunities for expanding the services clients offer and expanding into new geographic areas. HMCA will also seek to increase the patient volume of clients.

DIAGNOSTIC IMAGING CENTERS AND OTHER ANCILLIARY SERVICES

     Diagnostic imaging centers managed by HMCA provide diagnostic imaging services to patients referred by physicians who are either in private practice or affiliated with managed care providers or other payor groups. The centers are operated in a manner which eliminates the admission and other administrative inconveniences of in-hospital diagnostic imaging services. Imaging services are performed in an outpatient setting by trained medical technologists under the direction of interpreting physicians. Following diagnostic procedures, the images are reviewed by the interpreting physicians who prepare a report of these tests and their findings. These reports are transcribed by HMCA personnel and then delivered to the referring physician.

     In addition, HMCA is expanding the ancilliary services offered in its network to include CT scans, x-rays, ultrasound and other modalities as may be appropriate for the physician practice mix.

     HMCA develops marketing programs in an effort to establish and maintain profitable referring physician relationships and to maximize reimbursement yields. These marketing approaches identify and target selected market segments consisting of area physicians with certain desirable medical specialties and reimbursement yields. Corporate and center managers determine these market segments based upon an analysis of competition, imaging demand, medical specialty and payor mix of each referral from the local market. HMCA also directs marketing efforts at managed care providers.

     Managed care providers are becoming an increasingly important factor in the diagnostic imaging industry. To further its position, HMCA will seek to expand the imaging modalities offered at its managed centers or to create networks with other imaging centers.

COMPETITION (HMCA)

     The medical practice management field is highly competitive. A number of large hospitals have acquired medical practices and this trend may continue. HMCA expects that more competition will develop. Many competitors have greater financial and other resources than HMCA.

     With respect to the diagnostic imaging centers managed by HMCA, the outpatient diagnostic imaging industry is highly competitive. Competition focuses primarily on attracting physician referrals at the local market level and increasing referrals through relationships with managed care organizations. HMCA believes that principal competitors for the diagnostic imaging centers are hospitals and independent or management company-owned imaging centers. Competitive factors include quality and timeliness of test results, ability to develop and maintain relationships with managed care organizations and referring physicians, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times.

GOVERNMENT REGULATION APPLICABLE TO HMCA

     Various States prohibit business corporations from practicing medicine. Consequently, HMCA leases space and equipment to clients and provides clients with a range of non-medical administrative and managerial services. HMCA does not engage in the practice of medicine or establish standards of medical practice or policies for its clients.

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

     HMCA's clients generate revenue from patients covered by no-fault insurance and workers' compensation programs. In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA could be required to modify its business practices and services in ways that could be more costly to HMCA or in ways that decrease the revenues which HMCA receives from its clients.

     HMCA believes that it is in compliance with applicable Federal, State and local laws. HMCA does not believe that such laws will have any material effect on its business.

EMPLOYEES

         As of July 1, 1998, the Company employed 444 persons on a full-time basis. Of such employees, 10 were engaged in marketing and sales, 38 in research and development, 94 in manufacturing, 48 in customer support services, 219 in administration (including 116 on site at facilities and offices managed by HMCA and 57 performing billing, collection and transcription services for those facilities) and 35 professional MRI technicians on site at diagnostic imaging centers managed by HMCA.

ITEM 2.  PROPERTIES

     The Company leases approximately 135,240 square feet of office and plant space at its principal offices in Melville, New York and at one other location in Farmingdale, New York at a current aggregate annual rental rate of approximately $913,800, excluding utilities, taxes and other related expenses. The terms of the various leases extend through 1998 and the beginning of 1999, with options to renew ranging from 17 months to 9 years on its principal facilities. Management believes that these premises are adequate for its current needs. In addition, HMCA maintains leased office premises for its clients at approximately 34 site locations having an aggregate annual rental rate of approximately $1.6 million.


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

     On March 4, 1996, the Company filed an action against Toshiba Corporation, Toshiba America Medical Systems, Inc., Toshiba America MRI, Inc. and others alleging infringement of four of its MRI patents. FONAR Corporation and Dr. Raymond V. Damadian v. Toshiba Corporation, Toshiba America Medical Systems, Inc., Toshiba America MRI, Inc. et al. (U.S. District Court, Eastern District of New York, Civil Action No. 96-0963). Thereafter, in February 1997, Toshiba America MRI, Inc. commenced an action against FONAR in the U.S. District Court for the Northern District of California (Toshiba America MRI, Inc. v. Fonar Corporation, Case No.: C97-00664 SBA ENE) alleging infringement of certain of its patents relating to magnetic resonance imaging technology. Both FONAR and the Toshiba companies asserted counterclaims in the actions brought against them. In May 1998 FONAR and Toshiba amicably resolved the litigation in both the New York and California United States District Courts. Neither party admitted liability in the settlement agreement. The parties cross-licensed each other on the patents-in-suit, and FONAR received a monetary payment from Toshiba. Other terms of the settlement are confidential.

     On March 4, 1987, Philip B. Kivitz, M.D. and Rad-Sonic Diagnostic Medical Clinics, Inc., filed a complaint against AMD, FONAR, Raymond V. Damadian and others in the San Francisco County Superior Court (Case Action No. 870407) seeking $10,000,000 in compensatory damages and $10,000,000 in punitive damages. In January 1993, the case went to trial and the jury returned a verdict of $880,000 against AMD and $120,000 against FONAR. On June 17, 1993, the Court granted FONAR's and AMD's motion for judgment notwithstanding the verdict, thereby vacating the entire award against both FONAR and AMD. The plaintiffs appealed the Court's granting of judgment notwithstanding the verdict. On February 27, 1995, the appellate court affirmed the lower court's judgment notwithstanding the verdict as to FONAR, but reversed the judgment as to AMD. As a result, the trial court's determination that the plaintiffs could not recover against FONAR was upheld, but the jury verdict against AMD was reinstated. AMD filed a petition for review with the California Supreme Court. AMD's petition was denied on May 17, 1995. Subsequently, judgments were entered on the California judgment in New York, Pennsylvania, Michigan and Florida and enforcement proceedings were commenced. The plaintiffs to date have not collected any part of the judgment in these proceedings.

     Thereafter, plaintiffs purportedly assigned the judgment to Phoenix General & Health Services, Inc. ("Phoenix"). Phoenix commenced a new and separate action in United States District Court for the Eastern District of New York seeking to enforce the judgment against AMD and FONAR, as well. FONAR is defending this claim on the ground, among others, that in the original California action it was determined that FONAR was not liable, and both FONAR and AMD are defending on the grounds that the assignment to Phoenix, a Nevada corporation, was made solely for the purpose of seeking to bring this case within the diversity jurisdiction of the Federal Courts. A motion to dismiss this case on various grounds is now under consideration by the United States District Court for the Eastern District of New York.

     In June 1995, a FONAR stockholder commenced an action in the Delaware Court of Chancery against FONAR and its directors, alleging breaches of fiduciary duties by the defendants in connection with a recapitalization plan adopted by the stockholders of the Company on April 3, 1995 (Horace Rubenstein, Individually and on Behalf of All Others Similarly Situated v. Raymond V. Damadian et al., C.A. No. 14378). The action was brought derivatively, on behalf of FONAR and as a class action on behalf of the public holders of FONAR's Common Stock. The defendants answered the complaint and vigorously denied any wrongdoing or liability. The parties reached a settlement agreement which was approved by the Court of Chancery on April 29, 1997. As approved by the Court, the settlement increased the dividends payable on the Company's Common Stock and Class A Non-voting Preferred Stock from the proceeds of its patent litigation. The three percent (3%) dividend originally payable on the Common Stock of any awards collected by the Company on its Cancer Detection Patent (U.S. Patent No. 3,789,832) was increased to 3 1/4% of the first $10 million collected, 4 1/2% of the next $20 million collected and 5 1/2% of any additional amounts collected of any such cash award. The 3% dividend originally payable on the Class A Non-voting Preferred Stock of any awards on the other four patents asserted in the litigation against General Electric Company and Hitachi Ltd., including the Company's Multi-Angle Oblique Imaging Patent, was similarly increased and extended to any patent litigation seeking to enforce those patents commenced prior to November 29, 1997. In addition, the Company agreed to issue Warrants to purchase Common Stock to holders of record of its Common Stock on October 20, 1995 (the record date for determining the stockholders entitled to receive the Class A Non-voting Preferred Stock). The settlement agreement further provided that there would be no further recapitalizations increasing Dr. Damadian's voting control for a period of 5 years without the consent of a majority of the holders of the Company's Common Stock, and Dr. Damadian agreed to share with the holders of the Common Stock any "control premium" he might receive in connection with the sale by him of Class B or Class C Common Stock during a five year period.

     Subsequently, on December 17, 1997, the parties agreed to modification of the settlement agreement, which was approved by the Court of Chancery on March 2, 1998. The modification provided that the Company issue 2,231,689.3 shares of FONAR Common Stock in substitution for the Warrants which would have been issued under the original terms of the settlement agreement. In addition, the modification provides for a schedule to pay the special dividends on the Company's Common Stock and Class A Non-voting Preferred Stock with respect to awards and settlements already received by the Company in connection with its patent litigations. These first installments (comprising one-half of the total) was paid in May 1998 and the second installment (comprising one-sixth of the total) was paid in September 1998. The remaining two installments (each comprising one-sixth of the total) are required to be paid as follows: one prior to December 31, 1998 and one prior to March 31, 1999.

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

              Fiscal Quarter

                                              Bid          Ask
                                          High   Low   High   Low
                                          ----   ----  ----  ----
July     -  September            1995     3.84   2.56  4.00  2.63
October  -  December             1995     3.91   2.50  3.97  2.56
January  -  March                1996     2.78   2.09  2.81  2.13
April    -  June                 1996     3.00   2.19  3.03  2.25
July     -  September            1996     2.63   2.13  2.72  2.19
October  -  December             1996     3.06   2.22  3.13  2.25
January  -  March                1997     4.44   2.09  4.50  2.13
April    -  June                 1997     3.16   2.28  3.19  2.34
July     -  September            1997     3.87   2.72  3.94  2.75
October  -  December             1997     4.03   2.63  4.06  2.66
January  -  March                1998     3.03   2.38  3.13  2.41
April    -  June                 1998     2.72   1.94  2.75  2.00
July     -  September 21         1998     2.47   1.25  2.50  1.31

     On September 21, 1998, the Company had approximately 5,476 stockholders of record of the Company's Common Stock, 14 stockholders of record of the Company's Class B Common Stock, 4 stockholders of record of the Company's Class C Common Stock and 4,621 stockholders of record of the Company's Class A Non-voting Preferred Stock.

     At the present time, the only class of the Company's securities for which there is a market is the Common Stock.

     The Company paid cash dividends in fiscal 1998 and the first quarter of fiscal 1999 on monies it received from the enforcement of its patents. Prior to these dividends, the Company had not paid any cash dividends. The Company anticipates paying additional dividends on monies it receives from the enforcement of its patents. Except for these dividends, however, it is expected that the Company will continue to retain earnings to finance the development and expansion of its business.

Item 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data has been extracted from the Company's consolidated financial statements for the five years ended June 30, 1998. This consolidated selected financial data should be read in conjunction with the consolidated financial statements of the Company and the related notes included in Item 8 of this form. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's business plan.


                                       As of, or For the Period Ended June 30,

STATEMENT OF OPERATIONS  1998         1997          1996          1995          1994
                        -----------   -----------   -----------   -----------   ------------
Revenues                $27,554,357   $17,633,066   $13,915,725   $16,522,676   $15,387,000

Cost of                 $23,841,844   $13,828,574   $10,417,384   $10,192,542   $ 7,814,000
revenues

Research and            $ 6,506,995   $ 3,928,035   $ 3,607,703   $ 3,356,120   $ 2,803,000
Development Expenses

Net Income (loss)       $(5,653,086)  $56,068,771   $(11,407,444) $(7,549,625)  $  (335,000)

Net income (loss)             $(.09)          .95           (.22)        (.17)        (0.01)
per common share

Weighted average        $61,175,986   $56,097,965    51,516,470     45,055,334   36,774,000
number of shares
outstanding  *


BALANCE SHEET DATA
------------------
Working capital         $54,426,483    $62,659,470   $(1,575,857)  $(4,498,911)  $ (7,749,000)
(deficit)

Total                   $108,447,780   $106,690,561  $28,057,384   $27,949,122   $48,418,000
assets

Long-term debt and      $16,003,479    $  4,626,269  $ 4,204,935   $ 4,274,420   $ 5,884,000
obligations under
capital leases

Stockholders'           $72,572,486    $ 73,245,262  $11,412,629   $29,394,096   $28,333,000
equity

     * Adjusted for stock dividend of Class A Non-voting Preferred Stock declared in October, 1995.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

INTRODUCTION.

     The Company was formed in 1978 to engage in the business of designing, manufacturing and selling MRI scanners. In 1997, the Company formed a wholly-owned subsidiary, Health Management Corporation of America ("HMCA"), formerly known as U.S. Health Management Corporation, in order to expand into the physician practice management business.

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

     As part of its scanner marketing program, the Company attended the industry's annual trade show, RSNA (Radiological Society of North America) in November 1995, 1996 and 1997 and plans to do so again in November 1998. The Company believes that it is uniquely positioned to take advantage of the rapidly expanding "Open MRI" market, as the manufacturer of the only high-field "Open MRI" in the industry. The Company expects marked demand for this product since image quality increases as a direct proportion to magnetic field strength. In addition, the Company's new scanners provide improved image quality and high speed imaging at costs that are significantly less than the competition and more in keeping with the medical cost reduction demands being made by our national leaders on behalf of the public.

     The Company's efforts to reduce infringement of its intellectual property rights by competitors have produced material benefits, as reflected in the $128.7 million recovered from General Electric Company. After deduction of attorney's fees, the net amount of $77.2 million was collected by the Company on July 2, 1997. The full amount of the award was recognized for financial statement purposes in fiscal 1997.

     HMCA generates revenues from providing comprehensive management services (including development, administration, accounting and billing and collection services) together with office space, medical equipment, supplies and non-medical personnel to its clients. Revenues are in the form of management and leasing fees. HMCA has completed five acquisitions since it was formed in March 1997.

     The first acquisition was of a group of companies engaged in the business of managing three diagnostic imaging centers and one multi-specialty practice in New York State (the "Affordable Companies"). The second acquisition was of Raymond V. Damadian, M.D. MR Scanning Centers Management Company ("RVDC"), a company owned by FONAR's principal stockholder, President and Chairman of the Board, Raymond V. Damadian. The business of RVDC, which is being continued by HMCA, was the management of MRI diagnostic imaging centers in New York, Florida, Georgia and other locations. The third acquisition was the acquisition of the business and assets of Central Health Management Co., LLC ("Central Health") a multi-specialty management service organization (MSO) in Yonkers, New York. The fourth acquisition was the acquisition of A & A Services, Inc. ("A & A"), an MSO managing four primary care practices in Queens County, New York, and the fifth acquisition was the acquisition of Dynamic Health Care Management, Inc. ("Dynamic"), an MSO managing three multi-specialty physician practices in Nassau and Suffolk Counties in New York.

     In addition, HMCA sponsored the opening of two new multi-specialty facilities during fiscal 1998. These facilities are located in Albany County, New York and in Melbourne, Florida.

     HMCA did not actively engage in business until after June 30, 1997, which was the effective date of its acquisitions of the Affordable Companies and RVDC. As separate businesses, the Affordable Companies had been engaged in business since 1994 and RVDC had been engaged in business since 1990. For financial statement presentation the results of operations, assets and liabilities of the Company and RVDC have been consolidated for prior periods. The Affordable Companies, Central Health and A & A, have been consolidated effective as of the dates of their respective acquisitions. The acquisition of Dynamic was consummated on August 20, 1998, following the end of the 1998 fiscal year, and consequently is not reflected in the financial statements for fiscal 1998.

     The Company has assessed and continues to assess the impact of the Year 2000 Issue (Y2K) on its financial reporting systems and operations. The Year 2000 Issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. The Company is developing a plan to meet this issue. The Company is reviewing all in-house computer based systems. The MIS department is updating or replacing older systems that are not Y2K compatible. The Company is also reviewing and has started to plan changes to its existing customer base of MRI scanners. The Company expects that all computer based systems will be Y2K compliant and in the final phase of testing in the second quarter of 1999. Based on preliminary information, costs of addressing these items are currently not expected to have a material adverse impact on the Company's financial position.

RESULTS OF OPERATIONS. FISCAL 1998 COMPARED TO FISCAL 1997

     In fiscal 1998, the Company experienced a net loss of $5.5 million on revenues of $27.6 million as compared to net income of $56.1 million on revenues of $17.6 million for fiscal 1997. As a result of HMCA's acquisitions, revenues attributable to the Company's physician practice management services segment
(HMCA) increased dramatically, to $21.1 million in fiscal 1998 from $8.1 million in fiscal 1997. Income of $2.7 million was recognized from the Company's physician practice management services in fiscal 1998, as compared to a loss of $71,769 in fiscal 1997. Revenues attributable to the Company's medical equipment segment declined to $7.8 million in fiscal 1998 from $9.5 million, reflecting lower sales volume in fiscal 1998. Results of operations for the medical equipment segment improved, however, from a loss of $24.3 million in fiscal 1997 to a loss of $20.3 million in fiscal 1998. Other income of $8.7 million (principally the net proceeds from the Company's patent enforcement lawsuits) and interest income of $3.7 million were recognized by the Company in fiscal 1998 as compared to other income of $83.1 million (principally the net proceeds from the Company's patent enforcement lawsuits) and interest income of $385,500 in fiscal 1997.

     Costs of revenues and expenses increased from $42 million in fiscal 1997 to $45.1 million in fiscal 1998, reflecting the expansion of the Company's physician practice management services operations and an increase in research and development in the medical equipment segment. Costs of revenue and expenses for the Company's physician practice management services increased to $17.0 million in fiscal 1998 from $9.1 million in fiscal 1997. Research and development expenses increased to $6.5 million in fiscal 1998 as compared to $3.9 million in fiscal 1997.

     Overall, costs of revenues and expenses for the Company's medical equipment segment, however, declined to $28.1 million in fiscal 1998 from $34.4 million in fiscal 1997 reflecting, most significantly, reductions in general and administrative expenses ($7.3 million in fiscal 1998 as compared to $11.8 million in fiscal 1997) and costs of revenue ($11.6 million in fiscal 1998 as compared to $12.3 million in fiscal 1997).

     Net income for the Company for fiscal 1997 reflects the net income attributable to the award received by the Company in its patent litigation.

     Revenues generated by sales of QUAD MRI scanners were $1.4 million (10% of total revenues) in fiscal 1996, $4.8 million (approximately 27% of total revenues) in fiscal 1997 and $4.1 million (15% of total revenues) in fiscal 1998. Revenues attributable to sales of the Company's Ultimate scanners during the same period were $94,000 (approximately 1% of total revenues) in fiscal 1996 and $0.00 in fiscal 1997 and fiscal 1998.

     Sales of Beta scanners approximated $4.7 million in fiscal 1996 (approximately 35.9% of total revenues) as compared to $0.00 in fiscal 1997 and 1998. Of these revenues approximately 94.5% were attributable to sales to affiliates in fiscal 1996.

     Sales to affiliated parties represented approximately 0.3% ($0.1 million) of the Company's revenues in fiscal 1998, as compared to approximately 4% ($0.7 million) in fiscal 1997 and 54.4% ($7.1 million) in fiscal 1996.

     Gross profit margins on product sales to unrelated parties were negative (133%) in fiscal 1996, negative (60%) in fiscal 1997 and negative (98%) in fiscal 1998. This reflects the losses on sales of the Company's QUAD scanners. The Company's strategy is to attempt to hold down the price of its QUAD scanners and to increase profitability by reducing manufacturing costs and increasing volume. The effectiveness of this strategy will not be discernible until higher sales volume for the Company's QUAD scanners is achieved.

     To reduce the cost of manufacturing its QUAD scanners, the Company expanded its manufacturing capacity in fiscal 1998 by acquiring approximately $1.4 million worth of new capital equipment. In addition, the Company expanded its operating capacity by hiring additional personnel.

     Notwithstanding the Company's increased manufacturing activities, revenues attributable to the Company's medical equipment segment declined to approximately $7.8 million in fiscal 1998 from approximately $9.5 million in fiscal 1997, but were the same as the revenues of $7.8 million in fiscal 1996. The Company has not yet been able to achieve the sales volumes from its new QUAD scanners necessary to become profitable because of intense competition and the challenges of introducing a new product. These trends reflect a decline in service revenue from $3.9 million in fiscal 1996 to $2.7 million in fiscal 1997 and $2.5 million in fiscal 1998 and a decrease in product sales in fiscal 1998 ($4.0 million) from fiscal 1997 ($5.2 million), but an increase in product sales from fiscal 1996 ($2.1 million). The decline in service revenue reflects the retirement of old scanners by the Company's customers. The Company does not expect the decline in revenue to continue. The Company is enthusiastic about the future of its FONAR 360 product line (See Works in Progress) which will bring a new plateau of "openness" to diagnostic MRI and a new frontier in surgery for performing surgical treatments using MRI images to guide surgery.

     Continuing its tradition as the originator of MRI, the Company remained committed to maintaining its position as the leading innovator of the industry through aggressive investing in research and development. In fiscal 1998 the Company continued its investment in the development of its new MRI scanners, together with software and upgrades, with an investment of $6,506,995 in research and development (none of which was capitalized) as compared to $3,928,035 ($108,809 of which was capitalized) in fiscal 1997. The research and development expenditure was approximately 80.8% of revenues attributable to the Company's medical equipment segment (and 22.9% of total revenues) in 1998 and $41.2% of medical equipment segment revenues in 1997 (and 22.3% of total revenues).

     The Company has continued its efforts to increase scanner sales in foreign countries as well as domestically. Based on sales to date, further indications of interest, meetings, sales trips abroad and negotiations, the Company is optimistic that foreign sales will continue to prove a significant source of revenue.

     The Company continued to benefit as a result of programs set in motion in fiscal 1989; namely strict cost containment initiatives and expanding the corporate business into a greater number of profitable enterprises within and related to the MRI and medical industries (e.g., physician practice management, customer service, upgrades). As a result of this expansion, the percentage of the Company's revenue derived from sources other than scanner sales was approximately 85.7% for fiscal 1998 and 70.64% for fiscal 1997.

     During the fiscal year ended June 30, 1998, the Company realized income of approximately $8.7 million from the settlement of various legal disputes (essentially its patent infringement actions) as compared to approximately $83.1 million in fiscal 1997.

FISCAL 1997 COMPARED TO FISCAL 1996

     In fiscal 1997, the Company experienced net income of $56.0 million on revenues of $17.6 million as compared to a net loss of $11.4 million on revenues of $13.9 million for fiscal 1996. Revenues and income (losses) attributable to the Company's physician practice management services segment were $8.1 million and ($1.1 million), respectively for fiscal 1997 and $6.2 million and ($3.4 million), respectively for fiscal 1996.

     As the Company expanded its operations and productive capacity, costs and expenses increased in fiscal 1997. Cost of revenues increased from $10.4 million in fiscal 1996 to $13.8 million in fiscal 1997. Research and development, selling, general and administrative expenses increased to approximately $24.2 million for fiscal 1997 from approximately $17.2 million for fiscal 1996. Costs of revenues and selling general and administrative expenses attributable to RVDC were $1.9 million and $7.2 million respectively for fiscal 1997 and $2.1 million and $6.8 million, respectively for fiscal 1996.

     As at September 1, 1997, the Company's backlog of unfilled scanner orders was approximately $6.4 million, as compared to $6.8 million at September 1, 1996.

     In fiscal 1997 the Company invested $3,928,035 in research and development ($108,809 of which was capitalized) as compared to $3,607,703 in research and development ($251,659 of which was capitalized) in fiscal 1996. The research and development expenditure was approximately 22.3% of revenues in 1997 and 25.9% of revenues in 1996.

     During the fiscal year ended June 30, 1997, the Company realized income of approximately $83.1 million from the settlement of various legal disputes (essentially its patent infringement actions) as compared to $4.0 million in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company's liquidity and capital resources positions changed from the June 30, 1997 position as follows:

                    June 30,          June 30,
                      1998              1997          Change
                   ____________     ____________    __________

Working capital
(deficiency)      $54,426,483      $62,659,470      $(8,232,987)

     The change in the Company's working capital position resulted primarily from its investments in new equipment ($2.8 million), the cash portions of the purchase prices for its acquisitions ($4.0 million) and its overall operating losses, notwithstanding a decrease in its current liabilities ($22.1 million as at June 30, 1998 as compared to $31 million as at June 30, 1997.

     The increase in long-term debt from $1.8 million as at June 30, 1997 to $13.7 million as at June 30, 1998 was attributable to notes issued in connection with HMCA's acquisitions and new indebtedness for equipment and repayment of existing debt.

     As at June 30, 1998, the Company's past due obligations consisted of approximately $1.1 million in past due taxes (various state taxes), and approximately $100,000 in other past due indebtedness. The Company is seeking to enter into payment plans with taxing authorities with respect to past due taxes and to restructure its other past due indebtedness.

     As of June 30, 1998, the Company had no unused credit facilities with banks or financial institutions.

     The Company's business plan currently includes an aggressive program for manufacturing and selling its new line of QUAD scanners which are achieving success in the marketplace. In addition the Company plans, through its subsidiary, Health Management Corporation of America, to develop and expand its PPM (physician practice management) business (See "Description of Business").

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

     Advances  and  notes  to  affiliates  and  related  parties   decreased  by
approximately $0.9 million from June 30, 1997 to June 30, 1998. As these are long-term assets, they tend to reduce the Company's liquidity.

     There were no past due receivables and lease payments from affiliates as at June 30, 1998 and June 30, 1997.

     Since 1990 the Company has restructured various long-term loans and notes. The significant changes included extended maturity dates, and the addition of unpaid interest to the note and loan balances.

     Capital expenditures for each of fiscal 1998 and 1997 approximated $3.6 million and $1.75 million, respectively, and substantially consisted of office and production equipment.

     The Company's business plan initiated in September 1989, had as its objective the enhancement and stabilization of revenue streams through the generation of additional income from its installed base of scanners and leasing programs. In addition, the Company instituted strict cost containment programs. While continuing to focus on new sources of income, the Company now has commenced aggressive sales and manufacturing of its new generation of Open MRI scanners, the QUAD scanners and is reemphasizing MRI Scanner sales. In addition, the Company is enhancing its revenue by entering into the PPM (physician practice management) business through its new subsidiary, HMCA.

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

     The Company's plan calls for a continuing emphasis on providing its customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from the Company's installed base of scanners were $2.7 million for the year ended June 30, 1997 and $2.5 million for the year ended June 30, 1998 (transactions between the Company and its subsidiaries are eliminated in the consolidation). The Company will continue to aggressively develop and market upgrades and enhancements for previously installed scanners.

     The Company's working capital surplus as of June 30, 1998 approximates $54.4 million, as compared to a working capital surplus of $62.7 million as of June 30, 1997.

     During fiscal 1998, cash provided by operating activities increased to approximately $68 million from $(3.6) million in fiscal 1997 and cash used in investing activities increased to approximately $27.1 million from approximately $1.5 million in fiscal 1997. Cash used in financing activities increased to approximately $5.6 million for fiscal 1998 from approximately $(7.1) million provided by in fiscal 1997.

     The Company believes that the above mentioned financial resources will provide the cash flows needed to achieve the sales, service and production levels necessary to support its operations. In addition, the Company is exploring other more permanent financing alternatives which may become available as the success of the previously described programs accelerates.

STOCKHOLDER LITIGATION.

     In June 1995, one of the Company's stockholders commenced an action in the Delaware Court of Chancery against FONAR and its directors, alleging breaches of fiduciary duties by the defendants for adopting the recapitalization plan (Horace Rubenstein, Individually and on Behalf of All Others Similarly Situated v. Raymond V. Damadian et al.) The action was brought derivatively, on behalf of FONAR and as a class action on behalf of the public holders of FONAR's Common Stock. FONAR and its directors answered the complaint and vigorously denied any wrongdoing or liability.

     The parties reached a settlement agreement, which was approved by the Court of Chancery on April 29, 1997. As approved by the Court, the settlement increased the dividends payable on the Company's Common Stock and Class A Non-voting Preferred Stock from the proceeds of its patent litigation.

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

     Subsequently, on December 17, 1997, the parties agreed to modification of the settlement agreement, which was approved by the Court of Chancery on March 2, 1998. The modification provided that the Company issue 2,231,689.3 shares of FONAR Common Stock in substitution for the Warrants which would have been issued under the original terms of the settlement agreement. In addition, the modification provides for a schedule to pay the special dividends on the Company's Common Stock and Class A Non-voting Preferred Stock with respect to awards and settlements already received by the Company in connection with its patent litigations. These first installments (comprising one-half of the total) was paid in May 1998 and the second installment (comprising one-sixth of the total) was paid in September 1998. The remaining two installments (each comprising one-sixth of the total) are required to be paid as follows: one prior to December 31, 1998 and one prior to March 31, 1999.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to equity price risks on the marketable equity securities included in its portfolio of investments. As at June 30, 1998, equity securities and mutual funds composed of equity securities had a fair value of $10,994,776.

     The Company's investments in equity securities consist of common stock traded in the major United States security markets. Approximately 97% of the Company's investment in equity securities is composed of United States based companies. The Company's portfolio of common stock is not concentrated in any particular industry. Common stock prices are sensitive to changes in interest rates and economic changes. The Company anticipates the future fair value of its investment in common stock will closely follow the movement of the major United States security markets.

     The Company also invests in fixed rate instruments. None of the fixed rate instruments in which the Company invests extend beyond June 30, 2000. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by the Company at June 30, 1998.

                           INTEREST RATE SENSITIVITY
                     PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE

                       6/30/99       6/30/00       Total      Fair Value
                                                              at 6/30/98

Investments in
Fixed Rate
Instruments         $5,652,277     $3,750,000    $9,402,277   $9,257,055

Weighted Average
Interest Rate          5.4%           5.7%


     All of the Company's revenue, expense and capital purchasing activities are transacted in United States dollars.

     See Note 12 to the Company's Financial Statements for information on long term debt.

Item 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                       FONAR CORPORATION AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                       Page No.

INDEPENDENT AUDITORS' REPORT                                             F-2

CONSOLIDATED BALANCE SHEETS                                           F-3 to F-5
         At June 30, 1998 AND 1997

CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-6
         For the Three Years Ended June 30, 1998, 1997 and 1996

CONSOLIDATED STATEMENTS OF  STOCKHOLDERS'  EQUITY                    F-7 to F-12
         For the Three Years Ended June 30, 1998, 1997 and 1996

CONSOLIDATED STATEMENTS OF CASH FLOWS                                F-13; F-14
         For the Three Years Ended June 30, 1998, 1997 and 1996

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-15 to F-58

SELECTED FINANCIAL DATA                                                  (*)
         For the Five Years Ended June 30, 1998

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

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors
FONAR Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries as at June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FONAR Corporation and Subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.

During each of the years in the three-year period ended June 30, 1998, a significant portion of the Company's revenues was from related parties (see Notes 2, 3 and 19).

                                                 TABB, CONIGLIARO & McGANN, P.C.
                                             s/s TABB, CONIGLIARO & McGANN, P.C.
                                                              New York, New York
                                                              September 25, 1998

                       FONAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                              June 30,
                                                  ------------------------------
                                                          1998         1997
                                                     ------------  ------------
CURRENT ASSETS
  Cash and cash equivalents                           $ 41,751,704  $  5,861,500
  Marketable securities                                 20,251,832        -
  Receivable from litigation award (received
    July 1997)                                              -         77,223,460
  Accounts receivable, net                               9,877,347     6,000,063
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                      833,615       818,865
  Inventories                                            3,513,622     3,440,509
  Prepaid expenses and other current assets                285,965       409,673
                                                      ------------  ------------

     TOTAL CURRENT ASSETS                               76,514,085    93,754,070

RESTRICTED CASH                                          5,000,000       -

PROPERTY AND EQUIPMENT - Net                             9,102,239     6,068,675

ADVANCES  AND NOTES TO RELATED  PARTIES,  Net of
  discounts  and  allowance  for doubtful
  accounts of $904,000 and $3,750,000 at
  June 30, 1998 and 1997, respectively                   1,350,114     1,928,625

LONG-TERM ACCOUNTS RECEIVABLE, Net of  allowance
  for doubtful accounts of $2,490,018 at June
  30, 1997                                                    -          253,534

NOTES RECEIVABLE, Net of allowance for doubtful
  accounts of $477,456 and $865,964 at June 30,
  1998 and 1997, respectively                               65,751       107,384

EXCESS OF COST OVER NET ASSETS OF BUSINESSES
  ACQUIRED, NET                                         14,745,555     2,796,197

OTHER INTANGIBLE ASSETS, Net                             1,161,601     1,544,471

OTHER ASSETS                                               508,435       237,605
                                                      ------------  ------------

     TOTAL ASSETS                                     $108,447,780  $106,690,561
                                                      ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -------------------------------------
                                                               June 30,
                                                      --------------------------
                                                          1998              1997
                                                      ------------  ------------

CURRENT LIABILITIES
  Current portion of debt and capital leases          $  2,443,326  $  2,802,508
  Accounts payable                                       2,029,552     2,837,421
  Other current liabilities                             11,256,159    13,470,373
  Dividends payable                                      3,909,366     7,855,067
  Customer advances                                        669,731       764,402
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                       31,032       192,932
  Income taxes payable                                     954,642       100,000
  Deferred income taxes                                    793,794     3,071,897
                                                      ------------  ------------
     TOTAL CURRENT LIABILITIES                          22,087,602    31,094,600
                                                      ------------  ------------

DEFERRED INCOME TAXES - NON-CURRENT                         -            221,897

LONG-TERM DEBT AND CAPITAL LEASES, Less
  current maturities                                    13,560,153     1,823,761

OTHER LIABILITIES                                          113,663       100,941
                                                      ------------  ------------
                                                        13,673,816     2,146,599
                                                      ------------  ------------
MINORITY INTEREST                                          113,876       204,100
                                                      ------------  ------------

COMMITMENTS,  CONTINGENCIES AND OTHER MATTERS (Notes 1,
  2, 3, 10, 11, 12, 15, 18 and 22)

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                  (Continued)
                                                               June 30,
                                                  ------------------------------
                                                          1998           1997
                                                      ------------   -----------
STOCKHOLDERS' EQUITY
  Common stock - $.0001 par value;
    issued and outstanding - 52,954,465 shares
    and 49,133,422 shares at June 30, 1998 and
    1997, respectively                              $      5,294   $      4,913
  Class B common stock (10 votes per
    share) - $.0001 par value; issued
    and outstanding - 5,411 shares at
    June 30, 1998 and 1997                                -              -
  Class C common stock (25 votes per share) -
    $.0001 par value; 9,562,824 issued and
    outstanding at June 30, 1998 and 1997                    956            956
  Class A non-voting preferred stock -
    $.0001 par value; issued and outstanding -
    7,836,286 and 7,855,627 shares at June 30,
    1998 and 1997, respectively                              784            785
  Preferred stock - $.001 par value; issued and
    outstanding - none                                    -              -
  Paid-in capital in excess of par value              94,502,717     90,640,637
  Accumulated other comprehensive income                 (42,296)        -
  Accumulated deficit                                (19,645,074)   (13,991,988)
  Notes receivable from stockholders                  (1,854,450)    (1,918,596)
  Unearned compensation                                   -          (1,096,000)
  Treasury stock - 108,864 shares of common
    stock at June 30, 1998 and 1997                     (395,445)      (395,445)
                                                    ------------   ------------
     TOTAL STOCKHOLDERS' EQUITY                       72,572,486     73,245,262
                                                    ------------   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $108,447,780   $106,690,561
                                                    ============   ============

  See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        For the Years Ended June 30,
                                                1998                    1997                      1996
                                            -----------             -----------               ------------
REVENUES
  Product sales - net                       $ 3,937,726             $ 5,177,346               $  2,060,888
  Service and repair fees - net               2,520,637               2,686,048                  3,927,383
  Management and other fees -
    related parties - net                    21,095,994               9,769,672                  7,927,454
                                            -----------             -----------               ------------
    TOTAL REVENUES - Net                     27,554,357              17,633,066                 13,915,725
                                            -----------             -----------               ------------

COSTS AND EXPENSES
  Costs related to product sales              7,800,569               8,277,945                  4,818,952
  Costs related to service and
    repair fees                               2,373,808               2,202,120                  2,451,708
  Costs related to management and
    other fees - related parties             13,667,467               7,948,509                  7,146,724
  Research and development                    6,506,995               3,928,035                  3,607,703
  Selling and marketing                       2,325,479               2,369,652                  2,069,045
  General and administrative                 10,164,060              13,273,396                  7,517,538
  Provision for bad debts                       929,786               3,608,062                  1,226,014
  Compensatory element of stock
    issuances                                 1,108,362                 407,052                    355,327
  Amortization of excess of cost
   over net assets of business
   acquired                                     272,224                    -                          -
                                            -----------             -----------               ------------
    TOTAL COSTS AND EXPENSES                 45,148,750              42,014,771                 29,193,011
                                            -----------             -----------               ------------
LOSS FROM OPERATIONS                        (17,594,393)            (24,381,705)               (15,277,286)

Interest expense                               (728,327)               (311,900)                  (609,071)
Investment income                             3,708,938                 385,500                    310,489
Other income, principally gain on
  litigation awards                           8,610,035              83,099,685                  4,007,576
                                            -----------             -----------               ------------
(LOSS) INCOME BEFORE PROVISION
  FOR TAXES AND MINORITY INTEREST            (6,003,747)             58,791,580                (11,568,292)

Provision (credit) for income
  taxes                                        (497,551)              2,950,000                     19,965
                                            -----------             -----------               ------------
(LOSS) INCOME BEFORE MINORITY
  INTEREST                                   (5,506,196)             55,841,580                (11,588,257)
Less: Minority interest in net income
   (loss) of subsidiary and
   partnerships                                 146,890                (227,191)                  (180,813)
                                            -----------             -----------               ------------
NET (LOSS) INCOME                           $(5,653,086)            $56,068,771               $(11,407,444)
                                            ===========             ===========               ============

NET (LOSS) INCOME PER SHARE                       $(.09)                  $1.00                     $(0.22)
                                                  =====                   =====                     ======

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                         61,175,986              56,097,965                 51,516,470
                                             ==========              ==========                 ==========

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 1998

                                                                            Class A
                                                                              Non-         Paid-in                      Notes
                           Per         Class A Common Stock      Class C     Voting      Capital in       Treasury    Receivable
                          Share        --------------------      Common    Preferred      Excess of        Stock         from
                          Amount       Shares        Amount       Stock      Stock        Par Value        Amount    Stockholders
                          ------     ----------     --------    --------   ---------     -----------     ---------   ------------
Balance - June 30, 1997   $  -       49,133,422     $  4,913    $    956   $     785     $90,640,637     $(395,445)  $(1,918,596)

Net loss                     -            -            -            -           -              -             -             -

Other comprehensive income, net of tax:
   Unrealized gains on
     securities, net
     of tax                  -            -            -            -           -              -             -             -

Stock issued to employees
  under 1995 stock
  bonus plan                2.96        400,430           40        -           -          1,184,838         -             -

Shares issued under 1993
  incentive stock option
  plan                      3.00        153,170           15        -           -            459,495         -             -

Issuance of stock under
  1986 incentive
  option plan                .37          3,125            1        -           -              1,171         -             -

Issuance of stock in
  settlement of
  liabilities               2.75         236,345          23        -           -            650,641         -             -

Shares issued under 1997
  non-statutory plan         -             2,600           1        -           -             19,836         -             -

Issuance of stock under
  consulting contracts      2.79         223,030          22        -           -            622,754         -             -

Additional consideration
  related to acquisition
  of Affordable
  Diagnostics, Inc.         1.60         576,000          57        -           -            923,385         -             -

Issuance of stock in
  substitution for
  4,909,767 warrants         -         2,226,343         222        -           -                (40)        -             -

Net change in notes
  receivable from
  stockholders               -             -           -            -           -              -             -            64,146

Amortization of unearned
  compensation               -             -           -            -           -              -             -             -

Class A preferred stock
  retired                    -             -           -            -             (1)          -             -             -
                         ----------   ----------    --------    --------   ---------     -----------     ---------   -----------
BALANCE - JUNE 30, 1998      -        52,954,465     $ 5,294    $    956   $     784     $94,502,717     $(395,445)  $(1,854,450)
                         ==========   ==========    ========    ========   =========     ===========     =========   ===========

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 1998


                                            Accumulated
                                                Other                                              Total
                             Unearned       Comprehensive      Accumulated                      Comprehensive
                           Compensation        Income            Deficit            Total          Income
                           ------------     -------------     -------------      -----------    -------------
Balance - June 30, 1997    $(1,096,000)      $     -           $(13,991,988)     $73,245,262      $     -

Net loss                         -                 -             (5,653,086)      (5,653,086)      (5,653,086)

Other comprehensive income,
     net of tax:
   Unrealized gains on
     securities, net
     of tax                      -               (42,296)             -              (42,296)         (42,296)

Stock issued to employees
  under 1995 stock
  bonus plan                     -                 -                  -            1,184,878            -

Shares issued under 1993
  incentive stock option
  plan                           -                 -                  -              459,510            -

Issuance of stock under
  1986 incentive
  option plan                    -                 -                  -                1,172            -

Issuance of stock in
  settlement of
  liabilities                    -                 -                  -              650,664            -

Shares issued under 1997
  non-statutory plan             -                 -                  -               19,837            -

Issuance of stock under
  consulting contracts           -                 -                  -              622,776            -

Additional consideration
  related to acquisition
  of Affordable
  Diagnostics, Inc.              -                 -                  -              923,442            -

Issuance of stock in
  substitution for
  4,909,767 warrants             -                 -                  -                  182            -

Net change in notes
  receivable from
  stockholders                   -                 -                  -               64,146            -

Amortization of unearned
  compensation               1,096,000             -                  -            1,096,000            -

Class A preferred stock
  retired                        -                 -                  -                   (1)           -
                           ------------     -------------      ------------      -----------      -----------
BALANCE - JUNE 30, 1998    $     -           $   (42,296)      $(19,645,074)     $72,572,486      $(5,695,382)
                           ============     =============      ============      ===========      ===========

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 1997

                                                                                                                       Class A
                                                           Class A              Class B           Class C             Non-Voting
                                                        Common Stock         Common Stock      Common Stock        Preferred Stock
                                        Per Share   -------------------    ---------------  --------------------  -----------------
                                          Amount      Shares     Amount    Shares   Amount    Shares     Amount     Shares   Amount
                                        ----------  ----------  -------    ------  -------  ---------   --------  ---------  ------
Balance - June 30, 1996                  $   -      42,871,751  $ 4,287     5,411   $  -     9,562,824   $    956  7,855,627  $  785

Shares issued as follows:
  Stock bonus to employees (measured
  at the average  quoted  market  price
  on the award dates)                         2.56     159,025       16     -          -         -           -         -        -
  Under incentive stock option plan           2.09     259,375       26     -          -         -           -         -        -

Shares issued under non-statutory plans       2.46   2,100,000      210     -          -         -           -         -        -

Issuance of stock in settlement of
  liabilities                                 2.49     579,271       58     -          -         -           -         -        -

Issuance of stock under stock bonus
  plans                                       2.38   1,000,000      100     -          -         -           -         -        -

Issuance of stock under consulting
  contracts                                   2.74     400,000       40     -          -         -           -         -        -

Issuance of stock for acquisition of
  Affordable Diagnostics, Inc.                2.06   1,764,000      176     -          -         -           -         -        -

Net change in notes receivable from
  stockholders                               -           -        -         -          -         -           -         -        -

Dividend - common stock                        .05       -        -         -          -         -           -         -        -

Dividend - Class A preferred stock             .65       -        -         -          -         -           -         -        -

Net income                                               -        -         -          -         -           -         -        -
                                                    ----------  -------     -----  --------  ---------   --------  ---------  ------
BALANCE - JUNE 30, 1997                             49,133,422  $ 4,913     5,411  $   -     9,562,824   $    956  7,855,627  $  785
                                                    ==========  =======     =====  ========  =========   ========  =========  ======

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 1997

                                            Paid-in                                Notes
                                           Capital in      Treasury Stock        Receivable
                                           Excess of      -------------------       from         Unearned       Accumulated
                                           Par Value      Shares     Amount     Stockholders   Compensation       Deficit
                                          -----------     -------- ----------  -------------  -------------    -------------
Balance - June 30, 1996                   $75,985,245     108,864  $(395,445)  $(1,760,281)   $     -          $ (62,422,918)

Shares issued as follows:
  Stock bonus to employees (measured
  at the average  quoted  market  price
  on the award dates)                         407,036        -         -             -              -                  -
  Under incentive stock option plan           543,334        -         -             -              -                  -

Shares issued under non-statutory plans     5,159,166        -         -             -              -                  -

Issuance of stock in settlement of
  liabilities                               1,444,464        -         -             -              -                  -

Issuance of stock under stock bonus
  plans                                     2,375,296        -         -             -              -                  -

Issuance of stock under consulting
  contracts                                 1,095,960        -         -             -         (1,096,000)             -

Issuance of stock for acquisition of
  Affordable Diagnostics, Inc.              3,630,136        -         -             -              -                  -

Net change in notes receivable from
  stockholders                                  -            -         -          (158,315)         -                  -

Dividend - common stock                         -            -         -             -              -             (2,551,146)

Dividend - Class A preferred stock              -            -         -             -              -             (5,086,695)

Net income                                      -            -         -             -              -             56,068,771
                                          -----------      ------- ---------   -----------    -----------       ------------
BALANCE - JUNE 30, 1997                   $90,640,637      108,864 $(395,445)  $(1,918,596)   $(1,096,000)      $(13,991,988)
                                          ===========      ======= =========   ===========    ===========       ============

See accompanying notes to consolidated financial statements.
                                       F-10

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 1996

                                                                                                                     Class A
                                                 Class A              Class B                  Class C              Non-Voting
                                     Per      Common Stock          Common Stock             Common Stock         Preferred Stock
                                   Share  --------------------  --------------------  ---------------------   ----------------------
                                  Amount    Shares     Amount      Shares    Amount    Shares       Amount     Shares       Amount
                                  ------  ----------  --------  ----------  --------  ----------   --------   ----------  ----------
Balance - June 30, 1995          $  -     38,229,448  $  3,822   3,193,456  $   319       -        $   -      7,624,117   $      762

Shares issued as follows:
  Stock  bonus to  employees
  (measured at the average
  quoted market price on the
  award dates)                      2.67     157,341        16       -         -          -            -          -            -
  Under incentive stock
  option plan                       2.66      82,125         8       -         -          -            -          -            -


Shares issued under
  non-statutory plans               2.69   3,100,000       310       -         -          -            -          -            -

Issuance of stock in settlement
  of liabilities                    2.73     802,400        80       -         -          -            -          -            -

Issuance of stock                   2.08     500,000        50       -         -          -            -          -            -

Conversion from Class B
  to Class A                        -          -          -     (3,187,608)    (318)  9,562,824         956       -            -

Conversion from Class B
  to Class A liabilities            -            437         1        (437)      (1)      -            -          -            -

Net change in notes receivable
  from stockholders                 -          -          -          -         -          -            -          -            -

Stock dividend adjustment -
  Class A non-voting preferred      -          -          -          -         -          -            -        231,510           23

Dividend - Class A preferred
  stock                              .03       -          -          -         -          -            -          -            -

Net loss                                       -          -          -         -          -            -          -            -
                                          ----------  --------  ----------  --------  ---------   ---------   ---------   ----------
BALANCE - JUNE 30, 1996                   42,871,751  $  4,287       5,411  $  -      9,562,824   $     956   7,855,627   $      785
                                          ==========  ========  ==========  ========  =========   =========   =========   ==========

See accompanying notes to consolidated financial statements.
                                       F-11

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 1996


                                          Paid-in                                      Notes
                                        Capital in           Treasury Stock          Receivable
                                         Excess of       ----------------------        from          Accumulated
                                         Par Value         Shares      Amount       Stockholders       Deficit
                                        -----------      ----------  ----------     ------------     ---------
Balance - June 30, 1995                 $63,779,202         108,864  $ (395,445)    $(1,897,047)     $(50,798,248)

Shares issued as follows:
  Stock  bonus to  employees
  (measured at the average
  quoted market price on the
  award dates)                              420,187           -           -              -                 -
  Under incentive stock
  option plan                               218,780           -           -              -                 -


Shares issued under
  non-statutory plans                     8,337,190           -           -              -                 -

Issuance of stock in settlement
  of liabilities                          2,190,892           -           -              -                 -

Issuance of stock                         1,039,655           -           -              -                 -

Conversion from Class B
  to Class A                                   (638)          -           -              -                 -

Conversion from Class B
  to Class A liabilities                     -                -           -              -                 -

Net change in notes receivable
  from stockholders                          -                -           -             136,766            -

Stock dividend adjustment -
  Class A non-voting preferred                  (23)          -           -              -                 -

Dividend - Class A preferred
  stock                                      -                -           -              -               (217,226)

Net loss                                     -                -           -              -            (11,407,444)
                                        -----------      ----------  ----------     -----------      ------------
BALANCE - JUNE 30, 1996                 $75,985,245         108,864  $ (395,445)    $(1,760,281)     $(62,422,918)
                                        ===========      ==========  ==========     ===========      ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  For the Years Ended June 30,
                                          ------------------------------------------
                                              1998            1997            1996
                                        ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) ................... $ (5,653,086)   $ 56,068,771    $(11,407,444)

  Adjustments to reconcile net income
   (loss) to net cash (used in)
   provided by operating activities:
     Minority interest in subsidiary
       and partnerships ...............      (90,224)       (227,191)       (180,813)
     Depreciation and amortization ....    2,917,603       2,023,465       2,636,556
     Writedown of assets held for
       resale .........................         --              --           148,062
     Imputed interest on deferred
       payment obligation .............       27,000            --              --
     Provision for bad debts ..........      929,786       3,608,027       1,226,014
     Compensatory element of stock
       issuances ......................    1,108,362         407,052         355,327
     Stock issued in settlement of
       current liabilities ............      639,715       1,444,522       1,257,909
     Writedown of deferred patent
       litigation costs ...............         --         2,366,200            --
     Provision for income taxes .......     (497,551)      2,850,000            --
     (Increase) decrease in operating
       assets, net:
        Receivable from litigation
          award .......................   77,223,460     (77,223,460)           --
        Accounts and notes receivable     (3,911,903)       (891,793)        297,973
        Costs and estimated earnings
          in excess of billings on
          uncompleted contracts .......     (814,750)       (482,410)         12,537
        Inventories ...................      (73,113)        638,735        (916,898)
        Prepaid expenses and other
          current assets ..............      123,708         515,504        (207,608)
        Other assets ..................     (270,830)        (33,687)        (12,049)
        Receivables and advances to
          related parties .............      578,511         681,232        (132,117)

       Increase (decrease) in operating liabilities, net:
           Accounts payable ...........     (175,483)       (320,501)         84,588
           Other current liabilities ..   (1,998,835)      5,114,858      (1,361,848)
           Customer advances ..........      (94,671)       (169,202)        640,117
           Billings in excess of
            costs and estimated
            earnings on uncompleted
            contracts .................     (161,900)         22,924         158,906
           Other liabilities ..........       12,722         (39,982)        (39,998)
           Deferred taxes payable .....   (1,200,000)           --              --
                                        ------------    ------------    ------------
          NET CASH PROVIDED BY (USED
            IN) OPERATING ACTIVITIES ..   68,618,521      (3,646,936)     (7,440,786)
                                        ------------    ------------    ------------

See accompanying notes to consolidated financial statements

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  For the Years Ended June 30,
                                          --------------------------------------------
                                               1998            1997           1996
                                           ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in marketable securities ..   $(20,294,129)   $       --      $       --
  Acquisitions, net of cash acquired....     (4,025,000)           --              --
  Purchases of property  and  equipment,
  net of capital  lease  obligations of
  $1,391,304, $227,665 and $965,442
  for the years ended June 30, 1998, 1997
  and 1996, respectively................     (2,785,795)     (1,256,203)       (186,188)
  Cost of capitalized software
    development.........................           --          (108,809)       (505,990)
  Cost of patents and copyright.........        (19,114)       (162,297)       (103,579)
                                           ------------    ------------    ------------


      NET CASH USED IN INVESTING
        ACTIVITIES .....................    (27,124,038)     (1,527,309)       (795,757)
                                           ------------    ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from bank borrowings,
    net of capital lease obligations ...      5,000,000            --              --
  Restricted cash for collateral of
    bank loan ..........................     (5,000,000)           --              --
  Repayment of borrowings and capital
    lease obligations ..................     (2,260,424)       (745,245)     (1,034,927)
  Proceeds from exercise of stock
    options and warrants ...............          1,353           3,516           5,859
  Repayments of notes receivable in
    connection with shares issued
    under stock option and bonus plans .        600,493       7,916,307       9,726,900
  Dividends paid .......................     (3,945,701)           --              --
                                           ------------    ------------    ------------

      NET CASH (USED IN) PROVIDED BY
        FINANCING ACTIVITIES ...........     (5,604,279)      7,174,578       8,697,832
                                           ------------    ------------    ------------

INCREASE IN CASH .......................     35,890,204       2,000,333         461,289

CASH - BEGINNING OF YEAR ...............      5,861,500       3,861,167       3,399,878
                                           ------------    ------------    ------------

CASH - END OF YEAR .....................   $ 41,751,704    $  5,861,500    $  3,861,167
                                           ============    ============    ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 1  - DESCRIPTION OF BUSINESS

               FONAR Corporation (the "Company" or "FONAR") is a Delaware corporation which was incorporated on July 17, 1978. FONAR is engaged in the research, development, production and marketing of medical scanning equipment which uses principles of Magnetic Resonance Imaging ("MRI") for the detection and diagnosis of human diseases. In addition to deriving revenues from the direct sale of MRI equipment, revenue is also generated from its installed base of customers through its service and upgrade programs.

               Health Management Corporation of America ("HMCA") was organized by the Company in March 1997 as a wholly-owned subsidiary in order to enable the Company to expand into the business of providing comprehensive management services to medical providers, sometimes referred to as "Physician Practice Management" or ("PPM"), including diagnostic imaging centers and ancillary services. The services to be provided by the Company include development, administration, leasing of office space, facilities and medical equipment, provision of supplies, staffing and supervision of non-medical personnel, legal services, accounting, billing and collection and the development and implementation of practice growth and marketing strategies.

               HMCA entered the PPM business through the consummation of two acquisitions, effective June 30, 1997, and two acquisitions which were consummated during fiscal 1998. The acquired companies in all cases were actively engaged in the business of managing medical providers. The medical providers are diagnostic imaging centers, principally MRI scanning centers, multi-specialty practices and primary care practices.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Principles of Consolidation
               ---------------------------

               The consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries/ partnerships and its proportionate share in the accounts of all joint ventures. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

               Investment in Marketable Securities
               -----------------------------------

               The Company accounts for its investments using Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in debt and Equity Securities" ("SFAS No. 115"). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such unrealized gains and losses are charged or credited to comprehensive income.

               Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At June 30, 1998, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in comprehensive income. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Excess of Cost Over Net Assets of Businesses Acquired
               -----------------------------------------------------

               The excess of the purchase price over the fair market value of net assets of businesses acquired is being amortized using the straight-line method over 20 years.

               Other Intangible Assets
               -----------------------

               1)Capitalized Software Development Costs

               Certain software development costs incurred subsequent to the establishment of the software's technological feasibility and completion of the research and development on the product hardware, in which it is to be used, are required to be capitalized. Capitalization ceases when the product is available for general release to customers, at which time amortization of capitalized costs begins. Amortization is calculated on the straight-line basis over 5 years.

               2)Patents and Copyrights

               Amortization is calculated on the straight-line basis over 17 years.

               Long-Lived Assets
               -----------------

               The Company periodically assesses the recoverability of long-lived assets, including property and equipment, intangibles and excess of cost over net assets of businesses acquired, when there are indications of potential impairment, based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

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

               Revenue under management contracts is recognized based upon contractual agreements for management services rendered by the Company under various long-term agreements with related medical providers (the "PC's"), commencing July 1, 1997. The PC's are primarily owned by Raymond V. Damadian, M.D., President and Chairman of the Board of FONAR. The Company's agreements with the PC's stipulate fees for services rendered, are primarily calculated on activity based efforts at pre-determined rates per unit of activity. All fees are re-negotiable at the anniversary of the agreements and each year thereafter.

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

               Advertising Costs
               -----------------

               Advertising costs are expensed as incurred.

               Income Taxes
               ------------

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

               During fiscal 1998, the Company retroactively adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), which requires companies to present basic earnings per share and diluted earnings per share. No adjustments were required as a result of this adoption.

               Cash and Cash Equivalents
               -------------------------

               The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents.

               Restricted Cash
               ---------------

               At June 30, 1998, $5,000,000 of cash was pledged as collateral on an outstanding bank loan and was classified as restricted cash on the balance sheet.

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

               Various related parties (Note 3), accounted for approximately 77%, 55% and 57% of revenues for the years ended June 30, 1998, 1997 and 1996, respectively.

               At June 30, 1998, the Company had cash deposits approximately $45,000,000 in excess of federally insured limits.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Fair Value of Financial Instruments
               -----------------------------------

               The financial statements include various estimated fair value information at June 30, 1998, 1997 and 1996, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

               Stock-Based Compensation
               ------------------------

               Effective for fiscal year 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide proforma net income and proforma earnings per share disclosures for employee stock option grants made during the year ended June 30, 1998 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the proforma disclosure provisions of SFAS No. 123.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

               Accounting Changes
               ------------------

               In November 1997, Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), was issued which establishes standards for reporting and displaying comprehensive income in a full set of financial statements. SFAS No. 130 defines comprehensive income as changes in equity of a business enterprise during the periods presented, except for transactions resulting from investments by an owner and distribution to an owner. SFAS No. 130 does not require a company to present a statement of comprehensive income if no items are present. The Company adopted SFAS No. 130 during fiscal 1998.

               New Pronouncements
               ------------------

               In March 1998, the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which revises the accounting for software development costs and will require the capitalization of certain costs. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. The computing portfolio was identified and an initial assessment has been completed. The cost of achieving Year 2000 compliance will not have a material impact on the accompanying financial statements.

               Reclassifications
               -----------------

               Certain prior year balances have been reclassified to conform with the current year presentation.

NOTE 3  - ACQUISITIONS

               Affordable Diagnostics, Inc.
               ----------------------------

               On June 30, 1997, the Company's wholly-owned subsidiary consummated the merger of the assets, liabilities and operations of Affordable Diagnostics, Inc. ("Affordable"), a New York corporation, which managed and operated three diagnostic imaging centers and managed one multi-specialty practice in the Bronx and Westchester, New York. The merger was consummated pursuant to a Merger Agreement ("Agreement") effective June 30, 1997, by and among HMCA's wholly-owned subsidiary, HMCM, Inc. ("HMCM"). Pursuant to the agreement, HMCM acquired all of the assets and liabilities of Affordable through the issuance of 1,764,000 shares of the Company's Common Stock, valued at $3,630,312.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 3  - ACQUISITIONS (Continued)

               The merger was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of the merger. The excess of the purchase price over the fair value of the net assets acquired amounted to approximately $2,796,000 and is being amortized on a straight-line basis over 20 years. Subject to the centers achieving certain earning objectives within the next one year, an additional 576,000 shares would be issued to the sellers. During fiscal 1998, the earnings objectives were achieved and, accordingly, 576,000 shares of common stock were issued to the sellers. The value assigned to the additional shares issued was $923,442 and has been recorded as additional goodwill subject to amortization over the stated period. The accompanying consolidated financial statements include the operations of Affordable from the date of the acquisition. The shares issued to the Sellers as consideration pursuant to the Agreement are subject to certain registration rights.

               Concurrent with the above described transactions, HMCM entered into consulting agreements with the shareholders of Affordable. Under such agreements, 400,000 registered shares of FONAR's common stock, valued at $1,096,000, were issued pursuant to one year consulting agreements with HMCM.

               Acquisition of RVDC
               -------------------

               Effective June 30, 1997, FONAR's wholly-owned subsidiary, HMCA, acquired Raymond V. Damadian, M.D. MR Scanning Centers Mangement Company ("RVDC") and two affiliates, by purchasing all of the issued and outstanding shares of RVDC from Dr. Damadian for 10,000 shares of the common stock of FONAR. The business of RVDC, continued by HMCA was the management of MRI diagnostics imaging centers in New York, Florida and Georgia.

               The Company has accounted for the acquisition in a manner similar to the pooling-of-interests method due to Dr. Damadian's control over both the Company and RVDC. Accordingly, all financial data for the period from July 1, 1995 have been restated to include the results of RVDC.

               Prior to June 30, 1997, the Company and RVDC, in the normal course of business entered into certain transactions for the purchase and sale of equipment and service contracts. These intercompany transactions have been eliminated in the accompanying financial statements.

               Effective July 1, 1997, immediately following the effective date of the acquisition of RVDC by HMCA, all previous management arrangements between RVDC and the imaging centers were terminated and new management agreements and/or scanner lease agreements were entered into by the Centers and HMCA.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 3  - ACQUISITIONS (Continued)

               Summarized results of operations of the separate companies for the years ended June 30 are as follows:

   1997:
   ----
                       Company          RVDC      Adjustment     Consolidated
                    -----------     -----------  -----------     ------------
   Net revenues     $10,065,830     $ 8,094,286  $  (527,050)    $ 17,633,066
                    ===========     ===========  ===========     ============

   Net income       $29,838,520     $ 4,321,552  $21,908,699     $ 56,068,771
                    ===========     ===========  ===========     ============
   1996:
   ----
                      Company           RVDC      Adjustment      Consolidated
                    -----------     -----------  -----------     ------------
                   (As Previously                                (As Restated)
                      Reported)

    Net revenues    $13,130,003     $ 5,669,056  $(4,883,334)    $ 13,915,725
                    ===========     ===========  ===========     ============

   Net income (loss)$(3,376,411)    $(4,823,564) $(3,207,469)    $(11,407,444)
                     ===========    ===========  ===========     ============



               Central Health Care Management Service, Inc.
               -------------------------------------------

               On January 23, 1998, a wholly-owned subsidiary of HMCA acquired the business and assets of Central Health Care Management Services, Inc., a management service organization "MSO" operating in Westchester County, New York. The purchase price is to be determined in the future based on a multiple of the net positive cash flow from the acquired business over the succeeding twelve-month period. The purchase price, when determined, is payable 1/3 in cash or marketable securities, 1/3 in notes and 1/3 in shares of common stock of FONAR or HMCA. An advance of $50,000 was remitted to the seller at the closing date. Based on current financial data, the purchase price is expected to range from $660,000 to $1,100,000. Included in accrued liabilities at June 30, 1998 is $1,000,000 representing an estimate of the additional purchase price. Based on this estimate, the excess of the cost over the acquired net assets would approximate $850,000.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 3  - ACQUISITIONS (Continued)

               A&A Services, Inc.
               ------------------

               On March 20, 1998, the Company's physician management subsidiary, HMCA, consummated the acquisition of the common stock of A&A Services, Inc. ("A&A"), a New York corporation, which manages four primary care practices in Queens, New York.

               Pursuant to the A&A agreements, HMCA acquired all of the common stock of A&A for $4,000,000 in cash, a note payable for
               $4,000,000 bearing interest at 6.0% per annum, payable in 16 equal quarterly installments of interest and principal, commencing March of 1999, a note payable for $1,293,000, bearing interest at 6.0% per annum, payable in 60 equal monthly installments of principal and interest, commencing April 20, 1998, a deferred payment obligation face amount of $2,000,000 and a contingent payment based on the acquired operations achieving certain earnings objectives over the five-year period following the acquisition date.

               The promissory notes are collateralized by all of the assets of the acquired operations and are guaranteed by FONAR.

               The deferred payment obligation of $2,000,000 is convertible into shares of HMCA's common stock upon the effectiveness of an Initial Public Offering ("IPO") of HMCA's securities, provided the IPO is completed by September 20, 2000. In the event an IPO of HMC's securities is not completed by such date, the deferred payment obligation of $2,000,000 is then payable over the following four years with interest at 6.0% per annum. At such time when the deferred payment obligation is converted into shares of HMC's common stock, the holders of such shares will then have certain price protection guarantees from FONAR for a two-year period following such conversions.

               The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to approximately $10,448,000 and is being amortized on a straight-line basis over 20 years. The accompanying consolidated financial statements include the operations of A&A from the date of the acquisition.

               Subject to the acquired business achieving certain earnings objectives over the five-year period following the date of acquisition, additional monies would be due to the sellers. The contingent additional purchase price is not determinable as of June 30, 1998 and, accordingly, has not been included in the allocated purchase price in light of the contingent nature of the arrangement. If the earnings objectives are ultimately achieved, the additional purchase price will be recorded as additional goodwill subject to amortization over the stated period.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 4  - MARKETABLE SECURITIES
          ---------------------
               The following is a summary of marketable securities at June 30, 1998:
                                                      Unrealized
                                                       Holdings     Fair Market
                                             Cost     Gains (Loss)     Value
                                          ----------- -----------   -----------


                U.S. Government
                 Obligations              $ 6,660,360  $    274     $ 6,660,634
                Corporate and government
                 agency bonds               2,595,960       462       2,596,422
                Equity securities
                 including
                 mutual stock funds        11,037,808   (43,032)     10,994,776
                                          -----------  --------     -----------
                                          $20,294,128  $(42,296)    $20,251,832
                                          ===========  ========     ===========

NOTE 5  - ACCOUNTS RECEIVABLE, NET
          ------------------------

          Accounts receivable, net is comprised of the following:



                                             1998                     1997
                                          -----------              ----------

          Receivable from equipment
            sales                         $ 1,930,204              $2,314,133
          Receivables assigned from
            related PC's                   10,344,490               9,096,318
          Less: Allowance for
            doubtful accounts
            and contractual
            allowances                     (2,397,348)             (5,410,388)
                                           ----------               ---------

                                          $ 9,877,346              $6,000,063
                                          ===========              ==========


               The Company's receivable assigned from the related PC's substantially consists of fees outstanding under management agreements and service contracts with related PC's. Payment of the outstanding fees is based on collection by the PC's of fees from third party medical reimbursement organizations, principally insurance companies.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 5  - ACCOUNTS RECEIVABLE, NET (Continued)

               Approximately 14% and 13% of the PC's 1998 and 1997 imaging revenue was derived from the delivery of services, of which the timing of payment is substantially contingent upon the timing of settlement of pending litigation involving the recipient of services and third parties (Letter of Protection or "LOP-type" accounts receivable). By its nature, the realization of a substantial portion of these receivables is expected to extend beyond one year from the date the service was rendered. The Company anticipates that a material amount of its accounts receivable will be outstanding for periods in excess of twelve months in the future. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

               For LOP-type receivables, the Company provides for uncollectible accounts at substantially higher rates than any other revenue source.

NOTE 6 - COSTS AND  ESTIMATED  EARNINGS ON  UNCOMPLETED  CONTRACTS  AND CUSTOMER
               ADVANCES

               1)Information relating to uncompleted contracts as of June 30, 1998 and 1997 is as follows:
                                                          As of June 30,
                                                      ------------------------
                                                         1998         1997
                                                      ----------   ----------
               Costs incurred on uncompleted
                 contracts                            $2,265,343   $2,360,010
               Estimated earnings                        560,898      429,673
                                                      ----------   ----------
                                                       2,826,241    2,789,683
               Less: Billings to date                  2,023,658    2,163,750
                                                      ----------   ----------
                                                      $  802,583   $  625,933
                                                      ==========   ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 6 - COSTS AND  ESTIMATED  EARNINGS ON  UNCOMPLETED  CONTRACTS AND
               CUSTOMER ADVANCES (Continued)

               Included in the accompanying consolidated balance sheets under the following captions:

                                                     As of June 30,
                                              -----------------------------
                                                 1998                1997
                                              ----------          ---------
               Costs and estimated
                  earnings in
                  excess of billings on
                  uncompleted contracts        $ 833,615           $ 818,865
               Billings in excess of
                  costs and estimated
                  earnings on
                  uncompleted contracts          (31,032)           (192,932)
                                               ---------           ---------
                                               $ 802,583           $ 625,933
                                               =========           =========

               2)Customer advances consist of the following:

                                                     As of June 30,
                                              ------------------------------
                                                 1998                1997
                                              ----------          ----------
               Total advances from customers  $2,693,389          $2,928,152
               Less: Advances from customers
                          on contracts under
                          construction         2,023,658           2,163,750
                                              ----------          ----------
                                              $  669,731          $  764,402
                                              ==========          ==========

NOTE 7  - INVENTORIES

               Inventories included in the accompanying consolidated balance sheets consist of:

                                                         June 30,
                                              -----------------------------
                                                 1998                1997
                                              ----------          ----------
                  Purchased parts,
                    components and
                    supplies                  $2,548,596          $2,534,028
                  Work-in-process                965,026             906,481
                                              ----------          ----------

                                              $3,513,622          $3,440,509
                                              ==========          ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

NOTE 8  - PROPERTY AND EQUIPMENT

               Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 1998 and 1997, is comprised of:

                                                             June 30,
                                                    -------------------------
                                                       1998           1997
                                                    ----------     ----------
               Equipment under construction         $1,086,118     $  315,000
               Diagnostic equipment                  6,560,772      6,215,739
               Offsite research scanner              1,154,217      1,154,217
               Research, development and
                 demonstration equipment             6,638,985      5,591,626
               Machinery and equipment               4,784,164      3,880,488
               Furniture and fixtures                2,987,930      1,872,166
               Property under lease                  2,616,890      2,117,711
               Leasehold improvements                2,116,171      1,666,975
                                                    ----------     ----------
                                                    27,945,247     22,813,922
               Less: Accumulated depreciation
                       and amortization             18,843,008     16,745,247
                                                    ----------     ----------
                                                    $9,102,239     $6,068,675
                                                    ==========     ==========


               Depreciation and amortization of property and equipment for the years ended June 30, 1998, 1997 and 1996 was $2,243,535,
               $1,166,951 and $1,026,091, respectively.

               The property under lease has a net book value of $1,736,775 and $1,161,264 at June 30, 1998 and 1997, respectively.


NOTE 9  - OTHER INTANGIBLE ASSETS

               Other intangible assets, net of accumulated amortization, at June 30, 1998 and 1997 are comprised of:

                                                            June 30,
                                                    -------------------------
                                                       1998           1997
                                                    ----------     ----------
               Capitalized software
                 development costs                  $1,359,618     $1,359,618
               Patents and copyrights                1,125,237      1,106,123
                                                    ----------     ----------
                                                     2,484,855      2,465,741
               Less: Accumulated amortization        1,323,254        921,270
                                                    ----------     ----------

                                                    $1,161,601     $1,544,471
                                                    ==========     ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 9  - OTHER INTANGIBLE ASSETS (Continued)

               Capitalized computer software costs are being amortized over 5 years. Patents costs are being amortized over 17 years.

               Amortization of other intangible assets for the years ended June 30, 1998, 1997 and 1996 was $401,984, $820,514 and $1,231,093,
               respectively.

NOTE 10 - SIGNIFICANT CUSTOMERS AND DISTRIBUTION AGREEMENTS

               The Company's machine sale revenues for the three years ended June 30, 1998 were derived as follows:

                               Customers
                        -------------------------                  Percent of
                                             Foreign                Foreign
         Years Ended                      (Korea and               Revenues to
           June 30,     Domestic         Saudi Arabia)   Total   Total Revenues
         -----------    --------         ------------    -----   --------------
            1998            9                 2            11           5%
            1997            7                 3            10           4%
            1996            9                 5            14          17%

               During the years ended June 30, 1998, 1997 and 1996, revenues from related parties were 77%, 55% and 57%, respectively, of total revenues. Not one unrelated customer accounted for more than 10% of total revenues during fiscal years 1998, 1997 and 1996.

               Distributorship Agreements
               --------------------------

               In order to facilitate the marketing of its products, the Company has entered into agreements granting exclusive and non-exclusive rights to distribute the Company's existing and certain future products in Europe, Asia and Latin America.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 11 - CAPITAL STOCK

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

               Common Stock
               ------------

               Cash dividends payable on the common stock shall, in all cases, be on a per share basis, one hundred twenty percent (120%) of the cash dividend payable on shares of Class B common stock and three hundred sixty percent (360%) of the cash dividend payable on a share of Class C common stock. In addition, as revised pursuant to a legal settlement agreement on April 29, 1997, a special cash dividend shall be payable in an amount equal to 3-1/4% on first $10 million, 4-1/2% on next $20 million, and 5-1/2% on amounts in excess of $30 million of the amount of any cash awards or settlements received by the Company in connection with the enforcement by the Company of United States Patent No. 3,789,832 (Apparatus and Method of Detecting Cancer in Tissue). Pursuant to such dividend entitlement, the Company recorded an obligation of $2,551,146, or approximately $.05 per share of common stock, during fiscal 1997.

               Class B Common Stock
               --------------------

               Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. During the year ended June 30, 1996, 437 shares of Class B common stock were converted to common stock leaving 5,411 of such shares outstanding as of June 30, 1998.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

               NOTE 11 - CAPITAL STOCK (Continued)

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

               The Class A non-voting preferred stock is entitled to a special dividend equal to 3-1/4% of first $10 million, 4-1/2% of next $20 million and 5-1/2% on amount in excess of $30 million of the amount of any cash awards or settlements received by the Company in connection with the enforcement of five of the Company's patents in its patent lawsuits, discussed in Note 14, less the revised special dividend payable on the common stock with respect to one of the Company's patents. Pursuant to such dividend entitlement, the Company recorded an obligation of $5,086,695, or $.65 per share of Class A preferred stock, during fiscal 1997 and $217,226, or $.03 per share of Class A preferred stock, during fiscal 1996.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

               NOTE 11 - CAPITAL STOCK (Continued)

               As of June 30, 1998 and 1997, the financial statements reflect authorized Class A non-voting preferred shares of 8,000,000 and deemed issued and outstanding shares of 7,855,627, respectively.

               Warrants
               --------

               As part of the settlement agreement dated April 29, 1997, the holders of the Company's common stock as of October 20, 1995 received, as of July 29, 1997, one warrant to purchase one share of the Company's common stock for every eight shares of common stock. The total warrants issuable under this agreement totalled 4,909,767 and were exercisable at $2.938 per share, less the special dividend declared on the common stock, as discussed above. The warrants were valued at approximately $5,200,000 and were recorded as a stock dividend out of paid-in capital for the year ended June 30, 1997. On March 2, 1998, the Court of Chancery approved a modification of the settlement agreement dated April 29, 1997, whereby the Company issued 2,226,343 shares of common stock in exchange for cancellation of the 4,909,767 warrants.

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

               The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the proforma amounts for the years ended June 30, 1997 and 1996 as indicated below:

                                                  1997               1996
                                               ------------       ------------
               Net income (loss):

                 As reported                   $ 56,068,771       $(11,407,444)
                 Proforma                      $ 55,188,946       $(12,698,685)

               Primary earnings per share:

                   As reported                        $1.00              $(.22)
                   Proforma                           $0.98              $(.25)

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

               NOTE 11 - CAPITAL STOCK (Continued)

               The fair value of each option grant under all plans is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions:

                                                       1997             1996
                                                    ----------       ----------
                  All Plans:

                    Dividend yield                       0%                0%
                    Expected volatility                 33%               33%
                    Expected life (years)                1                 1

               The risk-free interest rates for 1997 and 1996 were based upon a rate with maturity equal to expected term. U.S. Treasury instruments were utilized. The weighted average interest rate in 1997 and 1996 amounted to 5.0% .

               Stock option share activity and weighted average exercise prices under these plans and grants for the years ended June 30, 1998, 1997 and 1996 were as follows:

                                                                     Weighted
                                                                     Average
                                                   Number of         Exercise
                                                    Shares            Price
                                                   ----------       ----------
                  Outstanding, June 30, 1995          223,360         $ 4.48
                  Granted                           3,154,000           2.69
                  Exercised                        (3,182,125)          2.69
                  Forfeited                             -                -
                                                   ----------         ------
                  Outstanding, June 30, 1996          195,235           4.62
                  Granted                           2,350,000           2.43
                  Exercised                        (2,359,375)          2.42
                  Forfeited                             -                -
                                                   ----------         ------
                  Outstanding, June 30, 1997          185,860           4.62
                  Granted                             556,200           2.99
                  Exercised                          (559,325)          2.98
                  Forfeited                             -                -
                                                   ----------         ------
                  Outstanding, June 30, 1998          182,735         $ 4.62
                                                   ==========         ======

                  Exercisable at:

                    June 30, 1996                     181,235         $ 4.62
                    June 30, 1997                     181,235         $ 4.62
                    June 30, 1998                     178,110         $ 4.62


               The exercise price for options outstanding as of June 30, 1998 ranged from $1.06 to $5.00.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 11 - CAPITAL STOCK (Continued)

               Stock Bonus Plans
               -----------------

               On May 9, 1997,  April 1, 1995,  December 1, 1993, March 26, 1993
               and January 17, 1986, the Board of Directors adopted Stock Bonus Plans. Under the terms of the Plans, 5,000,000, 5,000,000, 5,000,000, 2,500,000 and 1,250,000 shares, respectively, of common stock were reserved for issuance and stock bonuses may be awarded no later than March 31, 2005 for the 1995 Plan, November 30, 2003 for the 1994 Plan, March 25, 2003 for the 1993 Plan and January 16, 1996 for the 1986 Plan. An amendment to the 1986 Plan was approved by the Board of Directors on August 26, 1986, whereby an additional 1,250,000 shares were reserved for issuance. During fiscal 1998, 1997 and 1996, 1,653,433, 2,138,296 and 1,463,741 shares, respectively, were issued under the stock bonus plans, of which 4,300, 159,025 and 161,341 shares, respectively, were charged to operations as compensation expense, 632,475, 579,271 and 802,400 shares, respectively, were issued in settlement of liabilities, 155,770, 1,000,000 and 500,000 shares, respectively, were issued in exchange for notes, and 223,030 shares were issued in fiscal 1998 in connection with consulting agreements during 1998 and 400,000 shares were issued during fiscal 1997 in connection with consulting agreements pursuant to the acquisition of Affordable. Compensation expense recognized during the fiscal years ended June 30, 1998, 1997 and 1996 approximated $2,748,000, $407,000 and $355,000, respectively. The balance due under these notes was paid in full.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



           NOTE 12 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

               Long-term debt, notes payable and capital leases consist of the following:

                                                              June 30,
                                                        --------------------
                                                           1998        1997
                                                        ----------   --------

               Represents   debt  assumed  in  the
               Affordable acquisition and consists
               of a loan with interest at 3% above
               prime.  The  loan is to  finance  a
               contract  to promote  and install a
               picker 1.0 HPQ system within an MRI
               mobile trailer. The contract is for
               a price of $525,000. The loan is to
               be repaid by  monthly  payments  of
               interest  only until  acceptance of
               the   equipment   upon   acceptance
               repayment  of  the  loan  is  to be
               negotiated at mutually  agreed upon
               term.                                     $ 324,266  $ 315,000

               Short-term  bank  credit and loans,
               with interest at 10.8%,  secured by
               certain assets of the Company.               80,000    100,000

               Promissory  note payable to a bank,
               collateralized    by   $5   million
               certificate  of deposit,  requiring
               monthly  payments of interest only,
               at a rate of 6.06% per  annum  with
               payment of the entire principal due
               on March 20, 2003.                        5,000,000      -

               Note    payable   to   the   former
               shareholders  of  A&A $  324,266  $
               315,000  Services,  Inc.,  The note
               calls for 16 quarterly  payments of
               $300,044,  including  interest at a
               rate of 6%,  commencing  March  20,
               1999. The note is collateralized by
               all  of  the  assets  acquired  and
               guaranteed by the Company.                4,000,000      -

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


     NOTE 12 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (Continued)

                                                               June 30,
                                                         --------------------
                                                            1998        1997
                                                         ----------   --------


               Note    payable   to   the   former
               shareholder  of A&A Services,  Inc.
               The note calls for 60 equal monthly
               installments   of   principal   and
               interest  of   $25,000,   including
               interest at a rate of 6% per annum,
               commencing April 20, 1998. The note
               is  collateralized  by  all  of the
               assets  acquired and  guaranteed by
               the Company.                             $1,237,258    $  -

               Note  payable  dated  June  1990  -
               $765,063,  payable interest only at
               12%,  through  July  1991  when the
               entire  balance  is due.  Repayment
               terms were  $1,237,258 $ - modified
               during  November 1992  requiring 62
               monthly  payments  of $16,601  with
               the  balance  due on  December  12,
               1997.  Payments include interest at
               a rate  of 12%  and is  secured  by
               scanning equipment.                            -        392,181

               Note     payable     related     to
               construction of a machine,  calling
               for  monthly  payments  of  $9,034,
               including  interest  at a  rate  of
               8.875%  through July 2002. The loan
               is   collateralized   by  equipment
               located in Ellwood, Pennsylvania.           369,360     400,000

               Capital lease dated March 5, 1993 -
               $340,895, due - 392,181 $11,162 per
               month,   commencing   April   1993,
               including  interest  at 11%  for 36
               months.      Such      lease     is
               collateralized by equipment,  which
               has  been  classified  as  property
               under  lease  in  the  accompanying
               financial   statements.   Repayment
               terms  were  modified  in May  1995
               requiring  36 monthly  payments  of
               $5,117.                                      62,306      72,628

               Capital  lease  requiring   monthly
               payments    of   369,360    400,000
               $12,595,  including  interest  at a
               rate of 9% through October 1, 2002.
               The  loan  is   collateralized   by
               related equipment.                          535,183       -

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



NOTE 12 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (Continued)

                                                               June 30,
                                                         ----------------------
                                                            1998         1997
                                                         ----------   ---------
               Deferred    payment     obligation,
               aggregating $2,000,000,  payable to
               the  former   shareholder   of  A&A
               Services,    Inc.,    automatically
               convertible into HMC's common stock
               upon an initial public  offering of
               HMC's  securities  if  completed by
               September 20, 2000. If the offering
               is not completed, the obligation is
               payable   over  four   years   with
               interest  at  6%  per  annum.   The
               obligation  has been  recorded with
               interest imputed at a rate of 6%.        $1,807,000     $  -

               Capital  lease  dated  October  13,
               1995 -  $513,692,  due  $11,173 per
               month,   commencing  October  1995,
               including  interest  of 11%  for 60
               months.      Such      lease     is
               collateralized by equipment,  which
               has  been  classified  as  property
               under lease in the  $1,807,000  $ -
               accompanying financial statements.          327,940      385,637

               Capital  lease dated June 4, 1996 -
               $412,550,  due  $8,972  per  month,
               commencing  July  1996,   including
               interest of 11% for 60 months. Such
               lease    is    collateralized    by
               equipment,     which    has    been
               classified as property  under lease
               in   the   accompanying   financial
               statements.                                 310,587      364,559

               Capital  lease   obligations   with
               maturity dates through November 15,
               2000  requiring   monthly   327,940
               385,637    payments,    aggregating
               $24,750,   including   interest  at
               13.15%.                                     637,344      921,354

               Capital lease obligation assumed in
               connection   with  the   Affordable
               acquisition  related  to a purchase
               of  medical  equipment  aggregating
               $349,738,  due  $8,477  per  month,
               including interest of 12.3% through
               August  31,  2001.  Such  lease  is
               collateralized   by   the   related
               equipment.                                  265,737      325,323

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 12 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (Continued)

                                                               June 30,
                                                         ---------------------
                                                            1998         1997
                                                         ----------   --------

               Capital lease obligation assumed in
               connection   with  the   Affordable
               acquisition  related  to a purchase
               of  medical  equipment  aggregating
               $151,364,  due  $3,378  per  month,
               including    interest   of   12.15%
               through     August     2001,     is
               collateralized   by   the   related
               equipment.                                 $108,411     $132,040

               Capital lease  obligations  assumed
               in connection  with the  Affordable
               acquisition related to the purchase
               of  medical  equipment  aggregating
               $94,125,   $   108,411   $  132,040
               calling for payments for $1,760 per
               month,  including interest at rates
               averaging   13.0%,    expiring   at
               various  dates  through  May  2002.
               Such      leases      have     been
               collateralized   by   the   related
               equipment.                                   55,447       66,541

               Other (including capital leases for
               property and equipment)                     882,640    1,151,006
                                                        ----------    ---------
                                                        16,003,479    4,626,269
               Less: Current maturities                  2,443,326    2,802,508
                                                        ----------    ---------
                                                       $13,560,153   $1,823,761
                                                       ===========   ==========

               The maturities of long-term debt, including debt in arrears, over the next five years and thereafter are as follows:


                    Years Ended
                     June 30,
                    -----------

                       1999                            $2,443,326
                       2000                             3,793,304
                       2001                             2,314,385
                       2002                             1,637,174
                       2003                             5,815,290
                                                       ----------

                                                       16,003,479
                                                       ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 13 - INCOME TAXES

          Components of the provision (credit) for income taxes are as follows:


                                1998                 1997               1996
                             ----------           ----------         ----------
          Current:
            Federal          $1,700,000           $    -             $    -
            State               302,452              100,000             19,965
                             ----------           ----------         ----------
                              2,002,452              100,000             19,965
                             ----------           ----------         ----------

          Deferred:
            Federal          (2,500,000)           2,716,000              -
            State                 -                  134,000              -
                             ----------           ----------         ----------
                             (2,500,000)           2,850,000              -
                             ----------           ----------         ----------
              Totals         $ (497,548)          $2,950,000         $   19,965
                             ==========           ==========         ==========



          A reconciliation of the federal statutory income tax rate to the Company's effective tax rate as reported is as follows:



                                         1998            1997           1996
                                       --------        --------       --------
   Taxes at federal statutory
     rate                               (34.0)%          34.0%          (34.0)%
   State and local income taxes,
     net of utilization of
     credits                              5.0              .4              .2
   Permanent differences                  1.5             -               -
   Net operating loss carry-
     forwards                             -             (28.8)           34.0
   Alternate minimum tax                 28.0             2.0             -
   Utilization of tax credits            (8.8)           (2.6)            -
                                        -----           -----           -----
   Effective income tax rate             (8.3)%           5.0%             .2%
                                        =====           =====           =====

          For  federal   income  tax  purposes,   the  Company  has  tax  credit
          carryforwards aggregating $1,545,000, which are accounted for under the flow through method. The tax credit carryforwards of $1,086,595, $70,145 and $388,260 expire on June 30, 2006, 2012 and 2013, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 13 - INCOME TAXES (Continued)

              Significant components, tax effected, of the Company's deferred tax assets and liabilities at June 30, 1998 and 1997 are as follows:

                                                       1998             1997
                                                    ----------       ----------

              Deferred tax assets:
                Allowance for doubtful accounts     $  888,486       $2,211,325
                Non-deductible accruals                235,223        1,766,778
                Net operating carryforwards              -           22,289,938
                Tax credits                          2,151,961        2,304,028
                Inventory capitalization for
                  tax purposes                          68,000           67,492
                                                    ----------       ----------
                                                     3,343,670       28,639,561
              Valuation allowance                   (3,343,670)      (1,019,002)
                                                    ----------       ----------
              Net deferred tax assets                    -           27,620,559
                                                    ----------       ----------

              Deferred tax liabilities:
                Fixed assets and depreciation          378,221          429,093
                Capitalized software costs             174,064           98,562
                Difference between cash and
                  accrual basis for tax
                  reporting                            221,897          443,794
                Gain on litigation settlement            -           29,942,904
                Other                                   19,612            -
                                                    ----------       ----------
              Gross deferred tax liabilities           793,794       30,914,353
                                                    ----------       ----------

              Net deferred tax liabilities          $  793,794       $3,293,794
                                                    ==========       ==========


               The net change in the valuation allowance for deferred tax assets increased by $2,324,668.

               During 1997, the Company reduced the valuation allowance to recognize a deferred tax asset of approximately $27 million at June 30, 1997. The recognized deferred tax asset was based upon the expected utilization of net operating loss carryforwards during 1998 due primarily to a gain from a litigation award of approximately $75 million.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE 14 - OTHER CURRENT LIABILITIES

               Included in other current liabilities are the following:

                                                        1998          1997
                                                     -----------    -----------
                Unearned revenue on service
                  contracts                          $ 1,283,990    $ 1,399,243
                Accrued bonus                          1,410,345      4,000,000
                Accrued payroll taxes                    316,142        606,883
                Accrued interest                         566,890        245,527
                Accrued additional purchase price      1,000,000         -
                Accrued salaries and commissions         631,293        336,225
                Accrued professional fees              1,260,029      1,813,255
                Litigation judgement                   1,645,305      1,325,824
                Excise and sales taxes                 1,455,476      1,438,930
                Other                                  1,686,689      2,304,486
                                                     -----------    -----------

                                                     $11,256,159    $13,470,373
                                                     ===========    ===========


NOTE 15 - COMMITMENTS AND CONTINGENCIES

               Leases
               ------

               The Company rents its operating facilities and certain equipment pursuant to operating lease agreements expiring at various dates through February 2009. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

               Future minimum lease commitments consisted of the following at June 30, 1998:


                                                   Facilities
                  Year Ended                          and
                   June 30,                        Equipment           Capital
                  ----------                       -----------       -----------

                     1999                          $ 2,906,454       $ 1,432,436
                     2000                            2,767,812           571,169
                     2001                            2,654,932           741,725
                     2002                            2,434,888           135,846
                     2003                            2,216,933             -
                                                   -----------       -----------
                                                    12,981,019         2,881,176
                  Thereafter                         4,048,599            -
                                                   -----------       -----------

                  Total minimum obligations        $17,029,618         2,881,176
                                                   ===========

                  Less: Amount representing
                          interest                                       332,922
                                                                     -----------
                  Present value of net
                    minimum lease obligations                        $ 2,548,244
                                                                     ===========

               Rent  expense  for  operating  leases  approximated   $2,382,000,
               $1,386,000 and $1,380,000 for the three years ended June 30, 1998, 1997 and 1996, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

               NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

               Litigation
               ----------

               On September 2, 1992, the Company filed an action against General Electric Company ("General Electric"), Hitachi Ltd. ("Hitachi") and other defendants for patent infringement in the United States District Court for the Eastern District of New York. In April 1995, FONAR and Hitachi settled. In May 1995, the jury rendered a verdict against General Electric awarding FONAR $110,575,000, for infringement of FONAR's MAO patent and Cancer Detection patent.

               Following appeals, on July 2, 1997, General Electric paid $128.7 million (inclusive of interest). After the deduction of attorney's fees and expenses, the net amount of the judgement proceeds to FONAR was $77.2 million, which is included in other income for the fiscal year ended June 30, 1997 in the accompanying financial statements.

               On June 16, 1995, the Company filed an action against Siemens Medical Systems, Inc. ("Siemens"), Philips Electronics North
               America Corporation, Philips Electronics, N.V. and other defendants for patent infringement in the United States District Court for the Eastern District of New York. FONAR alleged that four of its patents were infringed. Previously, in May 1995, Siemens had filed a complaint against FONAR in the United States District Court for the District of Delaware seeking a declaratory judgement that the four patents were invalid and unenforceable, as well as an adjudication that Siemens was not infringing on the four patents. On June 30, 1995, Philips Electronics North America Corporation and Philips Electronics, N.V. filed a complaint against FONAR in the United States District Court for the District of Delaware seeking a declaratory judgement that FONAR's U.S. Patents Nos. 3,789,832 and 4,871,966 are invalid, unenforceable and not infringed. Subsequently, the action was transferred to U.S. District Court for the District of Delaware. Separately, U.S. Philips Corporation, an affiliate of Philips
               Electronics North America Corporation and Philips Electronics, N.V., commenced an action in the United States Court for the District of Delaware alleging infringement by FONAR of two of its patents.

               In April 1996, the Company entered into an agreement with Philips Electronics N.V., Philips Electronics North America Corp., Philips Medical Systems North American and U.S. Philips Corp. settling the lawsuits and claims between them.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

               NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

               Litigation (Continued)
               ----------

               In September 1996, the Company entered into an agreement with Siemens Medical Systems, Inc. and its affiliates settling the lawsuits and claims between them. The settlement agreement, which does not admit liability by either party, includes as cross-license by Siemens and the Company of certain patents relating to MRI technology. The Company received a monetary payment from Siemens and an agreement by Siemens to pay the Company royalties.

               On March 4, 1996,  the Company  filed an action  against  Toshiba
               Corporation, Toshiba America Medical Systems, Inc., Toshiba American MRI, Inc. and others alleging infringement of four of its MRI patents. Thereafter, in February 1997, Toshiba America MRI, Inc. commenced an action against FONAR in the U.S. District Court for the Northern District of California (Toshiba America MRI, Inc. V. FONAR Corporation, Case No.: C97-00664 SBA ENE) alleging infringement of certain of its patents relating to magnetic resonance imaging technology. Both FONAR and the Toshiba companies asserted counterclaims in the actions brought against them. In May 1998, FONAR and Toshiba amicably resolved the litigation in both the New York and California United States District Courts. Neither party admitted liability in the settlement agreement. The parties cross-licensed each other on the patents-in-suit, and FONAR received a monetary payment from Toshiba. Other terms of the settlement are confidential.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



               NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

               Litigation (Continued)
               ----------

               On March 4, 1987, Philip B. Kivitz, M.D. and Rad-Sonic Diagnostic Medical Clinics, Inc., filed a complaint against AMD, FONAR,
               Raymond V. Damadian and others in the San Francisco County Superior Court (Case Action No. 870407). In his complaint, Dr. Kivitz had claimed $10,000,000 in compensatory damages and $10,000,000 in punitive damages. In January 1993, the case went to trial and the jury returned a verdict of $880,000 against AMD and $120,000 against FONAR. On June 17, 1993, the Court granted FONAR's and AMD's motion for judgement notwithstanding the verdict, thereby vacating the entire award against both FONAR and AMD. The case was appealed by the plaintiff and on February 27, 1995, the Appellate Court affirmed the lower court's judgement notwithstanding the verdict as to FONAR, but reversed the judgement as to AMD. Subsequently, AMD filed a petition for review with the California Supreme Court and was denied on May 17, 1995. Subsequently, judgements were entered on the California judgement in New York, Pennsylvania, Michigan and Florida and enforcement proceedings were commenced. The plaintiffs, to date, have not collected any part of the judgement in these proceedings. Thereafter, plaintiffs purportedly assigned the judgement to Phoenix General & Health Services, Inc. ("Phoenix"). Phoenix commenced a new and separate action in United States District Court for the Eastern District of New York seeking to enforce the judgement against AMD and FONAR, as well. FONAR is defending this claim on the ground, among others, that in the original California action, it was determined that FONAR was not liable, and both FONAR and AMD are defending on the grounds that the assignment to Phoenix, a Nevada corporation, was made solely for the purpose of seeking to bring this case within the diversity jurisdiction of the Federal Courts. A motion to dismiss this case on various grounds is now under consideration by the United States District Court for the Eastern District of New York. As of June 30, 1998, the verdict of $880,000, plus interest, was provided for.

               On April 3, 1990, Summit, Rovins and Feldesman commenced an action in the Supreme Court of the State of New York, County of New York against the Company. The complaint alleges unpaid fees for legal services and disbursements to the amount of $664,371. On June 25, 1997, the parties entered into a settlement agreement, whereby the Company has agreed to pay Summit, Rovins and Feldesman $415,000. In prior years, the Company had recorded a provision for potential liability related to this action. No further accrual was necessary for the year ended June 30, 1998.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



               NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

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

               On June 28, 1995, Horace Rubinstein commenced an action in the Delaware Court of Chancery against the four directors of the Company and FONAR, as nominal defendant, challenging the recapitalization plan approved by the stockholders at the annual meeting on April 3, 1995 (see Note 10).

               The complaint alleged that the directors failed to act in the best interests of the Company and its common stockholders in adopting the plan, which permits Dr. Raymond V. Damadian, the founder, President and principal stockholder of the Company, and other holders of FONAR's Class B common stock, to exchange their shares of Class B common stock for shares of a new Class C common stock having greater voting power. The action was brought as a class action on behalf of the holders of the common stock and derivatively, for the benefit of the Company.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


               NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

               Litigation (Continued)
               ----------

               The defendants and the Company strongly believe that the recapitalization, approved by the stockholders in tandem with a proposal to distribute shares of a new class of preferred stock to the holders of the common stock, was both fair and in the best interests of the Company and its stockholders. The defendant answered the complaint and a proposed settlement agreement was reached. In April 1997, the settlement was approved by the Delaware Court of Chancery. The settlement increased the dividends payable on the Company's common stock and Class A non-voting preferred stock from the proceeds of its patent litigation. The three percent (3%) dividend originally payable on the common stock of any awards collected by the Company on its Cancer Detection patent (U.S. Patent No. 3,789,832) was increased to 3-1/4% of the first $10 million collected, 4-1/2% of the next $20 million collected and 5-1/2% of any additional amounts collected of any such cash award. The 3% dividend originally payable on the Class A non-voting preferred stock of any awards on the other four patents asserted in the litigation against
               General  Electric  Company  and  Hitachi,   Ltd.,  including  the
               Company's  Multi-Angle  Oblique  Imaging  patent,  was  similarly increased and extended to any patent litigation seeking to enforce those patents commenced prior to November 29, 1997. In addition, the Company agreed to issue warrants to purchase common stock to holders of record of its common stock on October 25, 1995. The settlement agreement further provided that there would be no further recapitalization increasing Dr. Damadian's voting control for a period of 5 years without the consent of a majority of the holders of the Company's common stock, and Dr. Damadian agreed to share with the holders of the common stock any "control premium" he might receive in connection with the sale by him of Class B or Class C common stock during a five-year period. Subsequently, on December 17, 1997, the parties agreed to modification of the settlement agreement, which was approved by the Court of Chancery on March 2, 1998. The modification provided that the Company issue 2,231,689.3 shares of FONAR common stock in substitution for the warrants, which would have been issued under the original terms of the settlement agreement. In addition, the modification provides for a schedule to pay the special dividends on the Company's common stock and Class A non-voting preferred stock with respect to awards and settlements already received by the Company in connection with its patent litigations. These first installments (comprising one-half of the total) was paid in May 1998 and the second installment (comprising one-sixth of the total) was paid in September 1998. The remaining two installments (each comprising one-sixth of the total) are required to be paid as follows: one prior to December 31, 1998, and one prior to March 31, 1999. As of June 30, 1997, a dividend payable was provided.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


               NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

               Litigation (Continued)
               ----------

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

               The Company also is involved in a number of smaller litigations which aggregate approximately $3,560,000. The Company has interposed answers in all cases, except where an answer is not yet due. The Company has established provisions for most of the liabilities represented by these smaller claims, and where provisions have not been established, management believes it will prevail on the merits and intends to vigorously contest the claims. Based on its past experience dealing with such claims, the Company anticipates it will be able to settle most of these smaller litigations with provisions to pay over periods of time which are manageable for the Company.

               License Agreement and Self-Insurance
               ------------------------------------

               The Company entered into a license agreement during 1990 with an entity whereby the Company must pay a royalty of 1.35% on the Company's future sales of certain NMR imaging apparatus through January 31, 1995 in the United States and April 17, 1996 in
               Canada. In August 1998, the Company entered into a licensing agreement, whereby the Company paid a royalty of $395,000 for the use of certain patent rights. Subject to the terms of the agreement, the Company acquired a non-exclusive right to make, have made, use, modify, enhance, sell, lease or otherwise dispose of the licensed products and to practice any and all methods and processes in the manufacture, testing and assembly thereof. Royalty expense charged to operations for the years ended June 30, 1998, 1997 and 1996 approximated $47,000 $-0- and $15,000, respectively.

               The Company is self-insured with respect to substantially all insurable business risks except for insurance on certain equipment pledged as collateral for long-term debt. During the fiscal years ended June 30, 1998, 1997 and 1996, no material claims arose.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


               NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

               Management Contract
               -------------------

               In connection with the acquisition of Affordable Diagnostics, Inc. HMC entered into a management agreement with the former President of Affordable effective July 1, 1997. The agreement provides for a base fee of $52,000 per year for a 5-year period commencing July 1, 1997 and 60,000 shares of HMC's common stock valued at $60,000, as a signing bonus. In addition, an additional 240,000 shares of HMC's common stock are issuable to the consultant provided certain financial hurdles are met over the 5-year term of the agreement.

               Employment Agreements
               ---------------------

               On  March  20,  1998,  an  affiliate  of HMCA  entered  into  two employment agreements with the former owners of A&A. The agreements provide for a base annual salary of $300,000 for the first five years and $630,000 per annum for each year thereafter and shall be increased by 5% per annum up to a minimum base salary of $500,000 per annum. Additionally, the agreement provides for a bonus commencing in the sixth year of the contract, contingent upon meeting certain thresholds of net income. The employment agreements expire fifteen years from March 20, 1998.

               NOTE 16 - OTHER INCOME (EXPENSE) AND SUPPLEMENTARY PROFIT AND LOSS DATA

               Other income consists of:


                                            For the Years Ended June 30,
                                       ---------------------------------------
                                         1998           1997          1996
                                       ----------    -----------    ----------

               Other income (expense)  $  (61,382)   $  (336,681)   $  248,034
               Gain on settlement of
                various legal
                disputes and other
                claims                  8,671,417     83,436,366     3,759,542
                                       ----------    -----------    ----------

                                       $8,610,035    $83,099,685    $4,007,576
                                       ==========    ===========    ==========


               Advertising expense approximated $651,000, $199,000 and $57,000 for the years ended June 30, 1998, 1997 and 1996, respectively. Maintenance and repair expenses totalled approximately $224,000, $312,000 and $358,000 for the years ended June 30, 1998, 1997 and
               1996, respectively. Royalty expenses approximated $47,000, $-0-, and $15,000 for the years ended June 30, 1998, 1997 and 1996, respectively. Amortization of intangible assets was approximately $674,000, $794,000 and $1,233,000 for the years ended June 30,
               1998, 1997 and 1996, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


               NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

               During the years ended June 30, 1998, 1997 and 1996, the Company paid $343,418, $336,857 and $668,956 for interest, respectively. During the years ended June 30, 1998, 1997 and 1996, the Company paid $1,202,449, $861 and $68,552 for income taxes, respectively.

               During the years ended June 30, 1998 and 1997, the Company acquired the assets and assumed the liabilities of various entities. The transactions had the following non-cash impact on the balance sheets:

                                                     1998              1997
                                                  ----------        ----------
               Accounts receivable                $  600,000        $1,196,000
               Equipment                             300,000         1,116,000
               Other assets                            -                20,000
               Intangibles                        11,298,000         2,796,000
               Accrued liabilities                (1,100,000)          (85,000)
               Notes payable to sellers           (7,073,000)         (315,000)
               Capital lease obligation                -              (524,000)
               Other liabilities                       -               (82,000)
               Deferred taxes payable                  -              (444,000)
               Equity                                  -            (3,680,000)
                                                  ----------        ----------

               Net Cash (Used For) Provided
                 From acquisition                 $4,025,000        $   (2,000)
                                                  ==========        ==========

               Non-Cash Transactions
               ---------------------

               During the year ended June 30, 1998:

               a)The Company  issued  236,345  shares  of  its  common  stock in settlement of current liabilities aggregating $632,386.

               b)The Company issued 576,000 shares of its common stock valued at
                    $923,442 as additional contingent consideration related to acquisition of Affordable Diagnostics, Inc.

               c)The Company  issued  385,530  shares  of  its  common  stock to employees in satisfaction of accrued liabilities incurred during the fiscal year ended June 30, 1997 aggregating $1,147,906.

               d)Accrued  interest  aggregating  $146,330  was  reclassified  to long-term debt pursuant to a debt restructuring agreement.

               e)Equipment  costing  $800,000  was  reclassified  from Costs and
                    Estimated Earnings in Excess of Billings on Uncompleted Contracts to Property and Equipment.

               f)The Company  purchased  $1,391,304  of machinery  and equipment under capital leases.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


               NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

               Non-Cash Transactions (Continued)
               ---------------------

               During the year ended June 30, 1997:

               a)The Company   received   promissory   notes  of   $8,074,616 in
                    connection with the exercise of stock options and issuance of common stock.

               b)The Company  issued  579,271  shares  of  its  common  stock in settlement of current liabilities aggregating $1,444,522.

               c)TheCompany issued  1,764,000  shares of its common stock valued
                    at  $3,630,312  in  connection   with  the   acquisition  of
                    Affordable Diagnostics, Inc.

               d)Pursuant  to  consulting   contracts   with   shareholders   of
                    Affordable Diagnostics, Inc., the Company issued 400,000 shares of its common stock valued at $1,096,000.

               During the year ended June 30, 1996:

               a)Common stock issued and options exercised in exchange for notes received from stockholders totalled $9,590,134.

               b)Property  and  equipment  with a book  value  of  $411,347  was reclassified to inventory.

               c)Receivables  under a lease  agreement  for an MRI scanner  were acquired in exchange for common stock valued at $351,000.

               d)Advances for legal fees of $475,000  were paid by the  issuance of common stock.

               e)An obligation  of  $217,226  was  accrued  pursuant  to special dividend rights of Class A non-voting preferred stock.

               NOTE 18 - GOVERNMENT REGULATIONS

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


               NOTE 18 - GOVERNMENT REGULATIONS (Continued)

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

               NOTE 19 - ADVANCES AND NOTES TO RELATED PARTIES

               Effective December 1, 1993, Albany Magnetic Imaging Center, P.C., a Georgia professional corporation, of which Raymond V. Damadian is the sole stockholder ("Albany Center"), purchased the scanner being utilized at its site from the Company for a purchase price of $1,128,844. Of the purchase price, $574,077 was paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner. Such indebtedness to the lender was retired pursuant to a new equipment finance lease between the lender and the Albany Center. Following payment of the lease, the remaining $554,767 of the purchase price due to the Company is required to be paid pursuant to a promissory note, with interest at 10% per annum, over an 18-month term (17 payments of $35,000 each and one final payment of $2,454.08).

               Effective December 1, 1993, RVDC assigned its purchase option under the lease to Daytona Beach Magnetic Resonance Imaging, P.A., a Florida professional association of which Raymond V. Damadian is the sole shareholder, Director and President ("Daytona Beach Center") and the Daytona Beach Center exercised the option and purchased the scanner from the Company for a purchase price of $1,416,717. Of the purchase price, $328,044 is to be paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner. Such indebtedness to the lender is to be retired pursuant to a new equipment finance lease between the lender and the Daytona Beach Center. The remaining $1,088,673 of the purchase price due to the Company will be paid pursuant to a promissory note, with interest at 10% per annum, over a 45 month term commencing July 1, 1994 as follows: eleven installments of $15,000 each, thirty-three installments of $35,000 each and one installment of $19,097.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


               NOTE 19 - ADVANCES AND NOTES TO RELATED PARTIES (Continued)

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

               Effective July 1994, RVDC assigned its purchase option under the lease to Deerfield Magnetic Resonance Imaging P.A., a Florida professional association of which Raymond V. Damadian is the sole shareholder, Director and President ("Deerfield Center") and the Deerfield Center exercised the option and purchased the scanner from the Company for a purchase price of $962,185. Of the purchase price, $311,934 is to be paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner. Such indebtedness is to be retired pursuant to a new equipment finance lease between the lender and the Deerfield Center. The remaining $454,005 of the purchase price due to the Company will be paid pursuant to a promissory note with interest at 10% per annum, over a 17-month term commencing January 1, 1996 as follows: sixteen installments of $30,000 each and one installment of $7,275. The Deerfield Center paid the remaining balance due under the note during fiscal 1998.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


               NOTE 19 - ADVANCES AND NOTES TO RELATED PARTIES (Continued)

               Canarsie MRI Associates ("Canarsie"), a joint venture partnership of which MRI Specialties, Inc. ("Specialties") is an owner, is party to a service agreement for its scanner with the Company at an annual fee of $70,000 for the period September 1, 1997 through August 31, 1999. Timothy Damadian, a Vice-President of the Company, is the sole stockholder , director and president of Specialties.

               Pursuant to an agreement dated January 2, 1996, Guardian MRI, Inc. ("Guardian") engaged the Company to de-install, transport and reinstall an MRI scanner purchased for Pompano MRI Associates ("Pompano") from a third party. Timothy Damadian, a Vice-President of the Company, is a stockholder, director and officer of Guardian. Pompano is a joint venture partnership of which Guardian is an owner. The agreement provides for a price of $120,000 payable in 36 monthly installments of $3,760.36 each (inclusive of interest at 8% per annum) pursuant to a note executed and delivered by Guardian upon the completion of the reinstallation. The agreement also provides that the Company will provide a six-month warranty for the scanner and a service agreement thereafter for the periods October 1, 1996 to September 30, 1997 and October 1, 1997 to September 30, 1998, at an annual price of $70,000. In addition, the agreement provided that the Company provide updated software, Signal Plus Surface Coils, Whisper Gradients and a Four Post Canopy and Steel upgrade for the scanner.

               As at June 30, 1998 and 1997, the aggregate indebtedness of Specialties and Canarsie to the Company was $12,447 and $19,547, respectively, and the aggregate indebtedness of Guardian and Pompano to the Company was $53,732 and $97,757, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


               NOTE 20 - SEGMENT INFORMATION

               The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of physician practices, including diagnostic imaging services.

               The following table shows net revenues, operating income and other financial information by industry segment for the years ended June 30:


                                     1998              1997             1996
                                 -----------       -----------      -----------

Net revenues:
  Medical equipment              $ 7,807,549       $ 9,534,048      $ 7,758,805
  Physician  management
    services                      21,095,994         8,099,018        6,156,920
  Intersegement eliminations      (1,349,186)           -                -
                                 -----------       -----------      -----------
    Total                        $27,554,357       $17,633,066      $13,915,725
                                 ===========       ===========      ===========

Income (loss) from
  operations:
    Medical equipment           $(20,292,707)     $(24,309,936)    $(11,912,687)
    Physician practice
      management                   2,698,314           (71,769)      (3,364,599)
                                ------------      -----------      ------------
    Total                       $(17,594,393)     $(24,381,705)    $(15,277,286)
                                ============      ============     ============

Identifiable assets:
  Medical equipment              $98,342,625       $96,623,863      $24,914,610
  Physician practice
    management                    10,105,155        10,066,698        3,142,774
                                ------------      ------------      -----------
      Total                     $108,447,780      $106,690,561      $28,057,384
                                ============      ============      ===========

Depreciation and
  amortization:
    Medical equipment             $1,415,923        $1,593,586       $2,259,183
    Physician practice
      management                   1,501,820           429,879          377,373
                                 -----------       -----------      -----------
        Total                     $2,917,743        $2,023,465       $2,636,556
                                 ===========       ===========      ===========

Capital expenditures:
  Medical equipment               $1,889,450        $1,530,145       $1,761,199
  Physician practice
    management                     2,287,398           218,574           -
                                 -----------       -----------      -----------
        Total                     $4,176,848        $1,748,719       $1,761,199
                                 ===========       ===========      ===========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



               NOTE 21 - PROFORMA INFORMATION (UNAUDITED)

               The Company's consolidated financial statements for the years ended June 30, 1996 and 1997 do not include the results of operations of Affordable Diagnostics, Inc. and the consolidated financial statements do not include the results of operations of A&A Services, Inc. for the years ended June 30, 1996 and 1997 and for the period July 1, 1997 through March 20, 1998. The following summarizes the unaudited proforma results of operations for the years ended June 30, 1998, 1997 and 1996, assuming the foregoing acquisition had occurred on June 30, 1998, 1997 and 1996 (in thousands, except per share data):


                                       1998            1997           1996
                                   ------------    -----------    ------------
                                    (Unaudited)    (Unaudited)     (Unaudited)

               Revenues, net       $     30,790    $     24,982   $     18,592
               Loss from
                 operations        $     (1,686)   $    (23,098)  $    (14,232)
               Income (loss)
                 before income
                 taxes             $     (5,539)   $     59,646   $    (10,883)
               Fully diluted
                 net income
                 (loss) per
                 share                    $(.09)          $1.01         $(0.21)


               NOTE 22 - SUBSEQUENT EVENTS

               Acquisition
               -----------

               On August 20, 1998, the Company's physician management subsidiary, HMCA, consummated the acquisition of the common stock of Dynamic Health Care Management, Inc. ("Dynamic"), a New York corporation, which manages three physician practices on Long Island, New York. The practices consist of internal medicine, physiatry and physical rehabilitation.

               Pursuant to the Dynamic agreements, HMCA acquired all of the common stock of Dynamic for $2,000,000 in cash, a note payable for $1,265,000 bearing interest at 8% per annum, payable in sixty monthly installments, or commencing one month following the closing date, a note payable for $2,870,000 bearing interest at 8% per annum payable in three annual installments of principal and interest commencing one year after the closing date, and convertible notes face amount of $5,490,000, payable in thirty-six monthly installments of principal and interest, commencing two years after the closing date.

               The promissory notes are collateralized by all of the assets of the acquired operations and are guaranteed by the Company.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


               NOTE 22 - SUBSEQUENT EVENTS (Continued)

               A substantial portion of the covertible notes of $5,490,000 are convertible into shares of HMCA's common stock upon the effectiveness of an Initial Public Offering ("IPO") of HMCA's securities providing the IPO is consummated within two years of the closing date.

               The Company intends to account for this acqusition as a purchase.

               Litigation
               ----------

               On August 4, 1998, Beal Bank filed a notice of motion for summary judgement against Melville Magnetic Resonance Imaging, P.C. ("Melville Magnetic") and the Company. The motion for summary judgement seeks to recover $733,855, plus accrued interest of $221,809 for payment of a bank loan executed by Melville Magnetic and guaranteed by the Company. In the event a judgement is levied against the Company as a guarantor on the loan, the Company will exercise its rights to seek recovery from Melville Magnetic.

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

         The officers and directors of the Company are set forth below:

         Raymond V. Damadian, M.D.    62   President, Chairman of the
                                   Board and a Director

         Timothy R. Damadian          34   Vice President of Operations

         David B. Terry               51   Secretary and Treasurer

         Claudette J.V. Chan          61   Director

         Robert J. Janoff             71   Director

         Herbert Maisel *             54   Director

         Charles N. O'Data **         62   Director


              * Mr. Maisel resigned on March 9, 1998.

              ** Mr. O'Data was elected on February 20, 1998.


     Raymond V. Damadian, M.D. has been the Chairman of the Board and President of FONAR since its inception. Dr. Damadian was employed by the State University of New York, Downstate Medical Center, New York, as an Associate Professor of Biophysics from 1967 until September 1979. Dr. Damadian received an M.D. degree in 1960 from Albert Einstein College of Medicine, New York, and a B.S. degree in mathematics from the University of Wisconsin in 1956. In addition, Dr. Damadian conducted post-graduate work at Harvard University, where he studied extensively in the fields of physics, mathematics and electronics. Dr. Damadian is the author of numerous articles and books on the nuclear magnetic resonance effect in human tissue, which is the theoretical basis for the FONAR MRI scanners. Dr. Damadian is a 1988 recipient of the National Medal of Technology and in 1989 was inducted into the National Inventors Hall of Fame, for his contributions in conceiving and developing the application of magnetic resonance technology to medical applications including whole body scanning and diagnostic imaging. Dr. Damadian is the director of HMCA.

     Timothy R. Damadian has been a Vice President of FONAR since July 1992 and President of HMCA since its formation in March 1997. Mr. Damadian served as a field service technician for FONAR, after graduating from Suburban Technical School in 1982, where he studied digital computer technology. Mr. Damadian became Director of Manufacturing in October 1989 and was promoted to Vice President of Operations of FONAR in July 1992. Timothy Damadian is the son of Raymond V. Damadian and nephew of David Terry and Claudette Chan.

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

     Herbert Maisel was a Director of FONAR from February, 1989 to March, 1998. Mr. Maisel has been the manager of Melville MRI, P.C., an MRI scanning center located in Melville, New York, since January, 1992, and of Damadian MRI in Garden City, P.C., an MRI scanning center located in Garden City, New York since April, 1995. Mr. Maisel was also manager of Damadian MRI in Islandia, P.C. from December, 1993 to March, 1995. Prior to that time Mr. Maisel had been the President and owner of Bagel World, Inc., a bagel bakery, from March 1984 to January 1992. Prior thereto, Mr. Maisel served as a supervisor of a commercial printing plant.

     Charles N. O'Data has been a Director of FONAR since February, 1998. From 1968 to 1997, Mr. O'Data was the Vice President for Development for Geneva College, a liberal arts college located in western Pennsylvania. In that capacity, he acted as the College's chief investment officer. His responsibilities included management of the College's endowment fund and fund raising. In July 1997, Mr. O'Data retired from Geneva College after 36 years of service and took a position as a National Sales Executive with SC Johnson
Company (Johnson Wax), where his responsibilities include health care and education. Mr. O'Data also acts as an independent financial consultant to various entities, including Pittsburgh National Bank. Mr. O'Data served on the board of the Medical Center of Beaver, Pennsylvania for 22 years, from 1975 to 1997, with three years as the chair. He presently serves as a director of and the President of Beaver County Community Foundation, a philanthropic organization he founded in 1992. Mr. O'Data is a graduate of Geneva College, where he received a B.S. degree in Economics in 1958. Mr. O'Data is listed as a finance associate in the Middle States Association, Commission on Higher Education. The commission is the formal accrediting body for higher education in the eastern region of the country. In this capacity he evaluates the financial aspects of educational organizations.

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

     The Board of Directors has established an audit committee. The members of the committee are Raymond V. Damadian, Robert J. Janoff and Charles N. O'Data.

     There is set forth in the following Summary Compensation Table the compensation provided by the Company during fiscal 1998 to its Chief Executive Officer. There is set forth in the following Option Grant Table and Option Exercise Table any stock options granted and exercised by Dr. Damadian during fiscal 1997.

I.  SUMMARY COMPENSATION TABLE

                                                                Long Term Compensation
                   Annual Compensation                         Awards           Payouts
  (a)           (b)        (c)      (d)       (e)         (f)         (g)         (h)         (i)
                                             Other
  Name                                       Annual     Restricted                          All Other
  and                                       Compen-      Stock      Options      LTIP       Compen-
Principal                Salary    Bonus     sation      Award(s)     SARs       Payouts     sation
Position       Year       ($)       ($)       ($)          ($)        (#)         ($)         ($)
--------       ----    ----------  -----     ------      --------     ---        -------     ------
Raymond V.     1998    $84,218.10    -          -           -          -            -          -
Damadian,      1997    $86,799.95    -          -           -          -            -          -
President &    1996    $86,679.95    -          -           -          -            -          -
CEO

--------------------------------------------------------------------------------

II.  OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                  Potential Realizable
                                                                  Value at Assumed
                                                                  Annual Rates of               Alternative
                                                                  Stock Price                   to (f) and
                                                                  Appreciation for              (g): Grant
                     Individual Grants                            Option Term                   Date  Value
  (a)           (b)           (c)           (d)           (e)           (f)          (g)           (f)
                          % of Total
                           Options/
                             SARs
              Options/     Granted to
                SARs       Employees     Excercise or                                             Grant Date
              Granted      in Fiscal      Base Price    Expiration                                  Present
 Name           (#)          Year           ($/Sh)         Date         5% ($)       10% ($)        Value $
-----         -------      ---------      ----------       ----         ------       -------        -------
Raymond V.
Damadian,       0              -              -              -              -            -             -
President &
CEO

-------------------------------------------------------------------------------

III.  OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

Aggregated  Options/SAR  Exercises  in Last Fiscal Year,  amd FY-End  Option/Sar
     Value
(a)               (b)               (c)               (d)                (e)
                                                      Number of          Value of Unexercised
Name          Shares Acquired    Value Realized       Unexercised        In-the-Money
              on Exercise (#)    ($)                  Options/SARs       Options/SARs at
                                                      at FY-End (#)      FY-End ($)

                                                       Exercisable/      Exercisable/
                                                       Unexercisable     Unexercisable
----          ---------------     -------------        -------------     -------------
Raymond V.         0                  -                  0                      -
Damadian,
President
and CEO

EMPLOYEE COMPENSATION PLANS

     The Company's 1993 Incentive Stock Option Plan, adopted on March 26, 1993, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1993 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 1,500,000 shares of Common Stock. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferrable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The 1993 Stock Option Plan will terminate on March 25, 2003. As of June 30, 1998, options to purchase 0 shares of Common Stock were available for future grant under the plan.

     The Company's 1995 Stock Bonus Plan, adopted on April 1, 1995, permits the Company to issue an aggregate of 5,000,000 shares of Common Stock as a bonus or compensation. The Company selects the persons to whom bonus stock will be issued, the number of shares to be awarded and such other terms and conditions as it deems advisable. The 1995 Stock Bonus Plan will terminate on March 31, 2005. As of June 30, 1998, 190,150 shares of Common Stock were available for future grant.

     The Company's 1997 Nonstatutory Stock Option Plan, adopted on May 9, 1997, permits the issuance of stock options covering an aggregate of 5,000,000 shares of Common Stock. The options may be issued at such prices and upon such terms and conditions as are determined by the Company. The 1997 Nonstatutory Stock Option Plan will terminate on May 8, 2007. As of June 30, 1998, options to purchase 4,797,400 shares of Common Stock were available for future grant.

     The Company's 1997 Stock Bonus Plan, adopted on May 9, 1997, permits the Company to issue an aggregate of 5,000,000 shares of Common Stock as a bonus or compensation. The Company selects the persons to whom bonus stock will be issued, the number of shares to be awarded and such other terms and conditions as it deems advisable. The 1997 Stock Bonus Plan will terminate on May 8, 2007. As of June 30, 1998, 5,000,000 shares of Common Stock were available for future grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number and percentage of shares of the Company's securities held by each director, by each person known by the Company to own in excess of five percent of the Company's voting securities and by all officers and directors as a group as of September 21, 1998.

Name and Address of             Shares              Percent
Beneficial Owner (1)      Beneficially Owned        of Class

Raymond V. Damadian, M.D.
c/o FONAR Corporation
Melville, New York
 Director, President
 CEO, 5% + Stockholder
    Common Stock              2,488,274               4.71%
    Class C Stock             9,561,174              99.98%
    Class A Preferred           477,328               6.09%

Claudette Chan
Director
    Common Stock                  4,195                *
    Class A Preferred               800                *

Robert J. Janoff
Director
    Common Stock                 50,000                *
    Class A Preferred             1,999                *

Charles N. O'Data
Director
    Common Stock                    100                *

All Officers and Directors
as a Group (6 persons) (2)
    Common Stock              2,563,327               4.85%
    Class C Stock             9,561,174              99.98%
    Class A Preferred           492,744               6.29%
___________________________
*   Less than one percent

     1. Address provided for each beneficial owner owning more than five percent of the voting securities of the Company.

     2. Includes 101 shares of the Company's Common Stock and 19 shares of the Company's Class A Non-voting Preferred Stock held by an officer jointly with his wife and 192 shares of the Company's Common Stock and 38 shares of the Company's Class A Non-voting Preferred Stock held in trust by an officer for his children.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Background.

     On April 7, 1989, at a time when the Company lacked both the financing and working capital to establish its own centers, Donna Damadian, the wife of Raymond V. Damadian, M.D., Chairman and President of the Company, purchased from FONAR a scanner for a purchase price of $1,508,000 (the price paid by FONAR's customers for like equipment). $1.2 million was paid in cash, providing a much needed cash infusion for the Company, and the balance was paid over time with interest pursuant to a promissory note of even date. The scanner was leased to Macon Magnetic Resonance Imaging, P.C., a Georgia professional corporation wholly-owned by, and of which Dr. Damadian is, the President.

     Thereafter, between 1990 and 1996, Raymond V. Damadian, M.D. MR Scanning Centers Management Company, a Delaware corporation of which Dr. Damadian was the sole stockholder, director and President ("RVDC"), purchased and leased scanners from Fonar to establish a network of professional corporations operating MRI scanning centers ("Centers"), including the Macon Center, in New York, Florida, Georgia and other locations. Dr. Damadian was the owner, director and President of each of these professional corporations. RVDC provided the necessary management and the scanners to the Centers, although in certain situations, a Center would acquire the scanner directly from FONAR.

ACQUISITION OF RVDC.

     Effective June 30, 1997, FONAR's wholly-owned subsidiary, Health Management Corporation of America ("HMCA"), formerly known as U.S. Health Management Corporation, acquired RVDC by purchasing all of the issued and outstanding shares of RVDC from Dr. Damadian for 10,000 shares of the Common Stock of FONAR. The transactions can be rescinded by Dr. Damadian, however, in the event of a change of control in FONAR or the bankruptcy of FONAR. In connection with the transaction, FONAR granted RVDC a nonexclusive royalty free license to FONAR's patents and software. These licenses may be terminated by FONAR in the event of the bankruptcy of RVDC or a change in control of RVDC.

     In connection with and immediately prior to the sale of RVDC to HMCA, certain leases and sales of scanners to RVDC were terminated. The scanners were then leased directly to the Centers at which they were installed pursuant to new scanner leases between HMCA and the Centers.

NEW AGREEMENTS WITH HMCA.

     Effective July 1, 1997, immediately following the effective date of the acquisition of RVDC by HMCA, all previous management arrangements between RVDC and the Centers were terminated and new management agreements were entered into by the Centers and HMCA ("Management Agreements").

     Pursuant to the Management Agreements, HMCA is providing comprehensive management and administrative services and office facilities, including marketing, advertising, billing and collection of accounts, payroll and accounts payable processing, supplies and utilities to the Centers. Under the Management Agreements, HMCA provides service through FONAR for the scanners at the Centers, eliminating the need for the Centers to have separate service agreements for their scanners. In total, 17 of the Centers previously managed by RVDC have Management Agreements with HMCA.

     With respect to the scanners at 9 of the 17 Centers, the lease or sales agreement between RVDC (or the Center in some cases) and FONAR were terminated. In substitution for the previous arrangements, HMCA, effective as of July 1, 1997, entered into new scanner leases ("Scanner Leases") with these Centers pursuant to which the scanners are provided to the Centers.

     The fees to HMCA under both the Management Agreements and the Scanner Leases are on a per scan basis.

     In addition, a new Center owned by Dr. Damadian and managed by HMCA was established in Latham, New York, in March 1998.

     During the fiscal year ended June 30, 1998 the aggregate of fees payable to HMCA by the Centers owned by Dr. Damadian was approximately $12.8 million.

     Effective December 1, 1993, one of the Centers, Albany Magnetic Resonance Imaging, P.C. (the "Albany Center"), a Georgia professional corporation of which Raymond V. Damadian is the sole shareholder, director and President, purchased the scanner being utilized at its site from the Company for a purchase price of $1,128,844. Of the purchase price, $574,077 was paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner. Such indebtedness to the lender was retired pursuant to a new equipment finance lease between the lender and the Albany Center, guaranteed by the Company, providing for 18 monthly payments of $35,000 each. Following payment of the lease, the remaining $554,767 of the purchase price due to the Company is required to be paid pursuant to a promissory note, with interest at 10% per annum, over an 18 month term (17 payments of $35,000 each and one final payment of $2,454.08).

     In July 1994, Deerfield Magnetic Resonance Imaging, P.A. (the "Deerfield Center"), a Florida professional association of which Raymond V. Damadian is the sole shareholder, director and President, purchased the scanner being utilized at its site from the Company by assuming the Company's indebtedness to the lender secured by the scanner in the amount of $508,180.07, which was paid pursuant to a note, guaranteed by the Company, with interest at 10% per annum over a period of 18 months. In connection with assuming the debt to the lender, the Deerfield Center also assumed the remaining outstanding lease obligation of RVDC to the Company respecting the scanner in the amount of $454,005.11. This amount was paid pursuant to a promissory note, bearing interest at the rate of 10% per annum, in 17 monthly installments (16 installments of $30,000 each and one installment of $7,274.79) commencing January 1, 1996. The Deerfield Center paid the remaining balance due under the note during fiscal 1998.

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

     Effective November 13, 1993, Damadian MRI at Islandia, P.C. (the "Islandia Center"), a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President, entered into a lease with the Company for one of the Company's scanners. The lease provided for monthly payments of $15,586.21 for a term of 84 months commencing February 1, 1994. Effective June 30, 1997, his lease was terminated.

ACQUISITION OF THE AFFORDABLE COMPANIES.

     Effective June 30, 1997, HMCA acquired a group of several interrelated corporations, limited liability companies and a partnership engaged in managing three diagnostic imaging centers and one multi-specialty practice in New York State (the "Affordable Companies") pursuant to a series of transactions concluding with a merger between a wholly-owned subsidiary of HMCA and Affordable Diagnostics, Inc. Concurrently with the acquisition, Raymond V. Damadian purchased three New York professional corporations to which the Affordable Companies were providing their services under several agreements. Dr. Damadian is the sole stockholder, director and President of these professional corporations (the "Affordable Professional Corporations"). During the fiscal year ended June 30, 1998, the aggregate of fees recognized by HMCA from the Affordable Professional Corporations was approximately $5.1 million.

ACQUISITION OF A & A SERVICES.

     Effective March 20, 1998, HMCA acquired A & A Services, Inc. ("A & A Services"), an MSO managing four primary care practices in Queens County, New York. Concurrently with the acquisition, Raymond V. Damadian purchased the four New York professional service corporations under contract with A & A Services (the "A & A Professional Corporations"). During the fiscal year ended June 30, 1998, the aggregate of fees recognized by HMCA from the A & A Professional Corporations was $1.3 million.

     Pursuant to an agreement dated March 31, 1993, RVDC agreed to purchase the Company's general partnership interest (approximately 92% of the partnership) in a partnership owning and operating an MRI scanning center in Bensonhurst
(Brooklyn), New York. Robert Janoff, a director of the Company, is a limited partner in the partnership. The partnership is also party to a service agreement with the Company. The current annual rate is $50,000 for the one year service contract from May 18, 1998 to May 17, 1999. The price in effect during the prior year from May 18, 1997 to May 17, 1998 was $50,000.

     Pursuant to an agreement dated September 30, 1993, AMD sold its interests in a partnership operating an MRI scanning center in Melbourne, Florida to Melbourne Magnetic Resonance Imaging, P.A. (the "Melbourne Facility"), for a purchase price of $150,000. The purchase price is payable, with interest at 10% per annum, over a period of fifteen months commencing September 1, 1995 as follows: $13,500 per month for the first fourteen months and $1,185.60 for the fifteenth month. The Melbourne Facility is a Florida professional corporation of which Raymond V. Damadian is the sole stockholder, director and President. From May 19, 1997 to May 18, 1998, the partnership was party to a service agreement with the Company at a price of $53,200 per annum. For May 19, 1998 to May 19, 1999 the price is $53,200 per annum.

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

     Pursuant to a sales agreement dated April 1, 1996, RVDC agreed to purchase an MRI scanner with certain upgrades from the Company which RVDC then contributed to Orlando MRI Associates, Limited Partnership (the "Orlando Partnership"), a limited partnership. The Orlando Partnership is utilizing the scanner at a site located in Orlando, Florida. The sales agreement provides for a purchase price of $400,000 payable in installments as follows: (1) $40,000 down payment within thirty (30) days of execution and (2) $360,000 in 84 monthly installments of $5,611.04 each (inclusive of interest at 8% per annum) pursuant to a promissory note executed by RVDC upon acceptance of the scanner. Commencing October 8, 1996, the Orlando Partnership has been party to a service agreement for the scanner with the Company at an annual fee of $70,000, which fee will remain in effect for a period of five years. Timothy Damadian, a Vice President of the Company, is a limited partner in Orlando.

     Canarsie MRI Associates ("Canarsie"), a joint venture partnership of which MRI Specialties, Inc. ("Specialties") is an owner, is party to a service agreement for its scanner with the Company at an annual fee of $70,000 for the periods September 1, 1997 through August 31, 1998 and September 1, 1998 through August 31, 1999. Timothy Damadian, a Vice President of the Company, is the sole stockholder, director and President of Specialties.

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

     As at June 30, 1998, the indebtedness of Canarsie to the Company was $25,076.00 and the aggregate indebtedness of Guardian and Pompano to the Company was $72,058.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a)  FINANCIAL STATEMENTS AND SCHEDULES

     The following  consolidated  financial  statements are included in Part II,
Item 8.

     Report of Independent Certified Public Accountants.

     Consolidated Balance Sheets as at June 30, 1998 and 1997.

     Consolidated Statements of Operations for the Three Years Ended June 30, 1998, 1997 and 1996.

     Consolidated Statements of Stockholders' Equity for the Three Years Ended June 30, 1998, 1997 and 1996.

     Consolidated Statements of Cash Flows for the Three Years Ended June 30, 1998, 1997 and 1996.

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

     10.19 Stock Purchase Agreement dated March 20, 1998 by and among Health Management Corporation of America, Fonar Corporation, Giovanni Marciano, Glenn Muraca et al., incorporated herein by reference to Exhibit 2.1 to the Registrant's 8-K, March 20, 1998, Commission File No: 0-10248.

     21. Subsidiaries of the Registrant. See Exhibits.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FONAR CORPORATION

Dated:  September 28, 1998

                                  By: /s/ Raymond Damadian
                                      Raymond V. Damadian, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature               Title               Date

/s/ Raymond Damadian    Chairman of the      September 28, 1998
Raymond V. Damadian       Board of Directors,
                          President and a
                          Director (Principal
                          Executive Officer)

/s/ Claudette J.V. Chan   Director           September 28, 1998
Claudette J.V. Chan


/s/ Robert J. Janoff      Director           September 28, 1998
Robert J. Janoff

_____________________     Director
Charles N. O'Data