Form 10-Q
period 1998-09-30
FONAR CORP
filed 1998-11-17
CIK 355019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR QUARTER ENDED SEPTEMBER 30, 1998         Commission File Number 0-10248



                                FONAR CORPORATION
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              DELAWARE                          11-2464137
   --------------------------------    ------------------------------------
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)



    110 Marcus Drive     Melville, New York                 11747
    ------------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)



    Registrant's telephone number, including area code:     (516)  694-2929
                                                           ------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X    NO
                                      ----    ----


 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Class                     Outstanding at September 30, 1998
--------------------------------    ---------------------------------------
Common Stock, par value $.0001                      53,010,965
Class B Common Stock, par value $.0001                   5,411
Class C Common Stock, par value $.0001               9,562,824
Class A Preferred Stock, par value $.0001            7,836,286

FONAR CORPORATION AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - September 30, 1998
 and June 30, 1998

   Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 1998 and
     September 30, 1997

   Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 1998 and
     September 30, 1997

   Condensed Consolidated Statements of Comprehensive
     Income (Loss) for the Three Months Ended September 30, 1998
     and September 30, 1997


   Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

PART II - OTHER INFORMATION

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)
ASSETS
                                                     September 30,  June 30,
                                                         1998         1998
                                                      (UNAUDITED)
Current Assets:                                        ---------    -------
  Cash and cash equivalents                              $33,845    $41,751

  Marketable securities                                   18,336     20,252

  Accounts receivable - net                               12,333      9,877

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                     261        834

  Inventories                                              3,500      3,514

  Prepaid expenses and other current assets                  661        286
                                                          ------     ------
        Total current assets                              68,936     76,514
                                                          ------     ------

Restricted cash                                            5,000      5,000

Property and equipment - net                              10,038      9,102

Advances and notes to affiliates and related parties- net  1,322      1,350

Notes receivable - net                                       492         66

Excess of cost over net assets of businesses acquired-net 23,473     14,746

Other intangible assets - net                              1,132      1,162

Other assets                                                 484        508
                                                        --------   --------
                                                        $110,877   $108,448
                                                        ========   ========


See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

                                                   September 30,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1998         1998
                                                      (UNAUDITED)
Current Liabilities:                                  ----------   --------
  Current portion of debt and capital leases             $ 4,182    $ 2,443
  Accounts payable                                         1,547      2,030
  Other current liabilities                               11,178     11,256
  Dividends payable                                        2,585      3,909
  Customer advances                                          473        670
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                         31         31
  Income taxes payable                                       955        955
  Deferred income taxes                                      794        794
                                                          ------     ------
      Total current liabilities                           21,745     22,088

Long-term debt and capital lease obligations
   less current portion                                   20,610     13,560
Other non-current liabilities                                118        113
                                                          ------     ------
      Total liabilities                                   42,473     35,761
                                                          ------     ------
Minority interest                                             34        114
                                                          ------     ------
Commitments and contingencies                                  -          -

STOCKHOLDERS' EQUITY

Common Stock $.0001 par value; 60,000,000
shares authorized; 53,010,965 issued and outstanding
at September 30, 1998 and 52,954,465 at June 30, 1998         5          5

Class B Common Stock $ .0001 par value; 4,000,000
shares authorized, (10 votes per share), 5,411 issued
and outstanding at September 30 and at June 30, 1998           -          -

Class C Common Stock $.0001 par value; 10,000,000 shares
authorized, (25 votes per share), 9,562,824 issued
and outstanding at September 30 and at June 30, 1998           1          1

Class A non-voting Preferred Stock $.0001 par value;
8,000,000 authorized, 7,836,286 issued and outstanding
at September 30 and at June 30, 1998                           1          1
Paid-in capital in excess of par value                    94,580     94,502
Accumulated other comprehensive income                   ( 1,282)   (    42)
Accumulated deficit                                      (22,489)   (19,645)
Notes receivable - stockholders                          ( 1,854)   ( 1,854)
Treasury stock - 202,864 shares of common stock
  at September 30 and 108,864 at June 30, 1998           (   592)   (   395)
                                                         -------    -------
      Total stockholders' equity                          68,370     72,573
                                                         -------    -------
      Total liabilities and stockholders' equity        $110,877   $108,448
                                                         =======    =======
    See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                  FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                     ---------------------
                                                       1998         1997
REVENUES                                             --------     --------
  Product sales - net                                $   494      $ 1,511
  Service and repair fees - net                          569          616
  Scanning and management fees - net                   6,473        4,601
                                                     --------     --------
     Total Revenues - Net                              7,536        6,728
                                                     --------     --------
COSTS OF REVENUES:
  Cost of product sales                                  855        2,174
  Cost of service and repair fees                        520          658
  Cost of scanning and management fees - net           4,500        2,890
  Research and development expenses                    1,615        1,213
  Selling, general and administrative expenses         3,116        2,389
  Provision for bad debt                                 -            273
  Compensatory element of stock issuances                -            286
  Amortization of excess of cost over assets acquired    225           35
                                                     --------     --------
     Total Costs and Expenses                         10,831        9,918
                                                     --------     --------
Loss From Operations                                 ( 3,295)     ( 3,190)

Interest Expense                                     (   308)     (    92)

Interest Income                                          777        1,063

Other income-principally gain on litigation awards         9            -
                                                      ------      -------
Loss before provision for taxes and
 minority interest                                   ( 2,817)     ( 2,219)

Provision for income taxes                                 1            -
                                                      -------      -------
Loss before minority interest                        ( 2,818)     ( 2,219)

Minority interest in net (income) loss
 of subsidiary and partnership                       (    26)     (    46)
                                                      -------      -------
NET LOSS                                            $( 2,844)    $( 2,265)
                                                      =======      =======


Net Loss per share                                    $(.04)      $(.04)
                                                      ======      ======
Weighted average number of shares outstanding         63,837      60,073
                                                      ======      ======

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                  FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         -----------------
                                                          1998       1997
                                                         ------     ------
Cash Flows from Operating Activities
 Net Loss                                              $( 2,844)  $( 2,265)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest in net income (loss)                   26         46
    Depreciation and amortization                           999        861
    Imputed interest on deferred payment obligation          27          -
    Provision for losses on accounts and notes
      receivable and accounts receivable from affiliates      -        168
    Compensatory and fee element of stock issuances           -         44
    Stock issued in settlement of current liabilities        74        248
    (Increase) decrease in operating assets, net:
       Receivable from litigation award                       -     77,223
       Accounts and notes receivable                    (   982)   ( 1,493)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                  573        286
       Inventories                                           14        333
       Prepaid expenses and other current assets        (   375)        86
       Other assets                                          24    (   202)
       Receivables and advances to affiliates and
         related parties                                     28        702
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                 (   409)   (   116)
       Other current liabilities                        (   222)       219
       Customer advances                                (   197)   (   322)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                    -    (   192)
       Other liabilities                                      5    (    92)
                                                         ------     ------
Net cash provided by (used in) operating activities     ( 3,259)    75,534
                                                         ------     ------

Cash Flows from Investing Activities:
  Investment (reduction) in marketable securities           676          -
  Acquisitions, net of cash acquired                    ( 2,000)         -
  Purchases of property and equipment - net             ( 1,340)   ( 1,257)
  Cost of capitalized software development
    and patents                                         (    47)   (    26)
                                                         ------     ------
Net cash used in investing activities                   ( 2,711)   ( 1,283)
                                                         ------     ------

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                  FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         -----------------
                                                          1998       1997
                                                         ------     ------
 Cash Flows from Financing Activities:
  Distribution to minority interest                     (   106)   (    41)
  Repayment of borrowings and capital
    lease obligations                                   (   309)   (   154)
  Proceeds from sale of stock                                 -        300
  Repayment of notes receivable in connection
    with shares issued under stock option
    and bonus plans  - net                                    -         82
  Dividends paid                                        ( 1,324)         -
  Purchase of treasury stock                            (   197)         -
                                                         ------     ------
  Net cash provided by financing activities             ( 1,936)       187
                                                         ------     ------

Increase (Decrease) in Cash                             ( 7,906)    74,438

Cash at beginning of period                              41,751      5,861
                                                         ------     ------
Cash at end of period                                   $33,845    $80,299
                                                         ======     ======

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(000'S OMITTED)


                                                  FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         -----------------
                                                          1998       1997
                                                         ------     ------
Net loss                                                $(2,844)   $(2,265)

Other comprehensive income, net of tax:
    Unrealized gains (losses) on securities,
      net of tax                                         (1,240)      -
                                                         -------    -------
Total comprehensive loss                                $(4,084)   $(2,265)
                                                         =======    =======

                        FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)
NOTE 1  - DESCRIPTION OF BUSINESS

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

          HMCA entered the PPM business through the consummation of two acquisitions, effective June 30, 1997, and two acquisitions which were consummated during fiscal 1998 and one acquisition consummated in August of 1998. The acquired companies in all cases were actively engaged in the business of managing medical providers. The medical providers are diagnostic imaging centers, principally MRI scanning centers, multi-specialty practices and primary care practices.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

          Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At September 30, 1998, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in comprehensive income. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

    Other Intangible Assets
    -----------------------
    1) Capitalized Software Development Costs

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

     2) Patents and Copyrights
     Amortization is calculated on the straight-line basis over 17 years.

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

                        FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                        FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Restricted Cash
     ---------------

          At September 30, 1998, $5,000,000 of cash was pledged as collateral on an outstanding bank loan and was classified as restricted cash on the balance sheet.

                        FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)
NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

          Various related parties, accounted for approximately 77% and 68% of revenues for the three months ended September 30, 1998 and 1997, respectively.

          At September 30, 1998, the Company had cash deposits approximately $39,000,000 in excess of federally insured limits.

     Fair Value of Financial Instruments
     -----------------------------------
          The financial statements include various estimated fair value information at September 30, 1998 and June 30, 1998, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

                        FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Stock-Based Compensation
     ------------------------

          Effective for fiscal year 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide proforma net income and proforma earnings per share disclosures for employee stock option grants made during the year and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the proforma disclosure provisions of SFAS No. 123.

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

                        FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

     Acquisition of RVDC
     -------------------

          Effective June 30, 1997, FONAR's wholly-owned subsidiary, HMCA, acquired Raymond V. Damadian, M.D. MR Scanning Centers Management Company ("RVDC") and two affiliates, by purchasing all of the issued and outstanding shares of RVDC from Dr. Damadian for 10,000 shares of the common stock of FONAR. The business of RVDC, continued by HMCA was the management of MRI diagnostics imaging centers in New York, Florida and Georgia.

          The Company has accounted for the acquisition in a manner similar to the pooling-of-interests method due to Dr. Damadian's control over both the Company and RVDC.

                        FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 3  - ACQUISITIONS (Continued)

     Central Health Care Management Service, Inc.
     -------------------------------------------

          On January 23, 1998, a wholly-owned subsidiary of HMCA acquired the business and assets of Central Health Care Management Services, Inc., a management service organization "MSO" operating in Westchester County, New York. The purchase price is to be determined in the future based on a multiple of the net positive cash flow from the acquired business over the succeeding twelve-month period. The purchase price, when determined, is payable 1/3 in cash or marketable securities, 1/3 in notes and 1/3 in shares of common stock of FONAR or HMCA. An advance of $50,000 was remitted to the seller at the closing date. Based on current financial data, the purchase price is expected to range from $660,000 to $1,100,000. Included in accrued liabilities at September 30, 1998 is $1,000,000 representing an estimate of the additional purchase price. Based on this estimate, the excess of the cost over the acquired net assets would approximate $850,000.

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

                        FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 3 - ACQUISITIONS (Continued)

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

     Dynamic Health Care Management, Inc.
     ------------------------------------

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

          A substantial portion of the convertible notes of $5,490,000 are convertible into shares of HMCA's common stock upon the effectiveness of an Initial Public Offering ("IPO") of HMCA's securities providing the IPO is consummated within two years of the closing date.

          The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $8,951,907 and is being amortized on a straight-line basis over 20 years. The accompanying consolidated financial statements include the operations of Dynamic from the date of acquisition, August 20, 1998.

                        FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 4  - MARKETABLE SECURITIES
          ---------------------
     The  following is a summary of marketable securities at September 30, 1998:
                                                      (000's omitted)
                                                      ---------------
                                                      Unrealized
                                                       Holdings     Fair Market
                                             Cost     Gains (Loss)     Value
                                          ---------   -----------   -----------
                U.S. Government
                 Obligations              $ 6,015        $   23      $ 6,038
                Corporate and government
                 agency bonds               2,598            13        2,611
                Equity securities
                 including
                 mutual stock funds        11,005        (1,318)       9,687
                                          ---------   -----------   -----------
                                          $19,618       $(1,282)     $18,336
                                          =========   ===========   ===========

NOTE 5  - ACCOUNTS RECEIVABLE, NET
          ------------------------

          Accounts receivable, net is comprised of the following:
                                                      (000's omitted)
                                                      ---------------

                                        September 30, 1998       June 30, 1998
                                        ------------------       -------------

          Receivable from equipment
            sales                          $ 1,205                $ 1,930
          Receivables assigned from
            related PC's                    14,125                 10,344
          Less: Allowance for
            doubtful accounts
            and contractual
            allowances                      (2,997)                (2,397)
                                           -------                -------

                                           $12,333                $ 9,877
                                           =======                =======

          The Company's receivable assigned from the related PC's substantially consists of fees outstanding under management agreements and service contracts with related PC's. Payment of the outstanding fees is based on collection by the PC's of fees from third party medical reimbursement organizations, principally insurance companies.

                        FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 5  - ACCOUNTS RECEIVABLE, NET (Continued)

          Approximately 14% and 13% of the PC's September 30, 1998 and September 30, 1997 imaging revenue was derived from the delivery of services, of which the timing of payment is substantially contingent upon the timing of settlement of pending litigation involving the recipient of services and third parties (Letter of Protection or "LOP-type" accounts receivable). By its nature, the realization of a substantial portion of these receivables is expected to extend beyond one year from the date the service was rendered. The Company anticipates that a material amount of its accounts receivable will be outstanding for periods in excess of twelve months in the future. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

          For LOP-type receivables, the Company provides for uncollectible accounts at substantially higher rates than any other revenue source.


NOTE 6  - INVENTORIES

               Inventories included in the accompanying consolidated balance sheets consist of:

                                                      (000's omitted)

                                        September 30, 1998       June 30, 1998
                                        ------------------       -------------

                  Purchased parts,
                    components and
                    supplies                  $2,542               $ 2,549
                  Work-in-process                958                   965
                                              ------               -------

                                              $3,500               $ 3,514
                                              ======               =======

                        FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

 NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION
          During the three months ended September 30, 1998 and 1997, the Company paid $188,827 and $91,806 for interest, respectively. During the three months ended September 30, 1998 and 1997, the Company paid $1,076 and $0 for income taxes, respectively.

          During the three months ended September 30, 1998, the Company acquired the assets and assumed the liabilities of Dynamic. The transaction had the following non-cash impact on the balance sheet:

                                                        (000,s omitted)
                                                         -------------
               Accounts receivable                         $  1,900
               Equipment                                         60
               Intangibles                                    8,952
               Accrued Liabilities                              (75)
               Notes payable to sellers                      (8,837)
                                                           ----------
               Net Cash Used For Acquisition               $  2,000
                                                           ==========

NOTE 8 - GOVERNMENT REGULATIONS

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

NOTE 9 - Litigation
         ----------
          On August 4, 1998, Beal Bank filed a notice of motion for summary judgment against Melville Magnetic Resonance Imaging, P.C. ("Melville Magnetic") and the Company. The motion for summary judgement seeks to recover $733,855, plus accrued interest of $221,809 for payment of a bank loan executed by Melville Magnetic and guaranteed by the Company. In the event a judgement is levied against the Company as a guarantor on the loan, the Company will exercise its rights to seek recovery from Melville Magnetic.

                        FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)


NOTE 10 - PROFORMA INFORMATION

          The Company's consolidated financial statements for the three months ended September 30, 1997 do not include the results of operations of A&A and Dynamic and the consolidated financial statements for the three months ended September 30, 1998 do not include the results of operations of Dynamic for the period July 1, 1998 through August 20, 1998. The following summarizes the unaudited proforma results of operations for the three months ended September 30, 1998, and 1997, assuming the foregoing acquisitions had occurred on June 30, 1997 (in thousands, except per share data):

                                       1998            1997
                                   ------------    -----------
                                    (Unaudited)    (Unaudited)

               Revenues, net       $      8,215    $      9,022
               Loss from
                 operations        $     (3,044)   $     (2,594)
               Income (loss)
                 before income
                 taxes             $     (2,656)   $     (1,883)
               Fully diluted
                 net income
                 (loss) per
                 share                    $(.04)          $(.03)


NOTE 11 - SEGMENT INFORMATION

          The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of physician practices, including diagnostic imaging services.

          The following table shows in thousands of dollars net revenues, operating income and other financial information by industry segment for the three months ended September 30, 1998 and 1997:

                        FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

NOTE 11 - SEGMENT INFORMATION (continued)
                                                       1998        1997
 Net revenues:                                        -------    -------
   Medical equipment                                $   1,338   $  2,454
   Physician practice management                        6,473      4,601
   Intersegment eliminations                          (   275)   (   327)
                                                      -------    -------
      Total                                         $   7,536   $  6,728
                                                      =======    =======

 Income (loss) from operations:
   Medical equipment                                $  (4,157)  $ (3,887)
   Physician practice management                          862        697
                                                      -------    -------
      Total                                         $  (3,295)  $ (3,190)
                                                      =======    =======
 Depreciation and amortization:
   Medical equipment                                $     395   $    311
   Physician practice management                          604        550
                                                      -------    -------
      Total                                         $     999   $    861
                                                      =======    =======
 Capital expenditures:
   Medical equipment                                $   1,252   $    435
   Physician practice management                           88        848
                                                      -------    -------
      Total                                         $   1,340   $  1,283
                                                      =======    =======
                                             At September 30, At June 30,
                                                        1998        1998
                                             ---------------- -----------
Identifiable assets:
   Medical equipment                                $  70,726   $ 79,236
   Physician practice management                       40,151     29,212
                                                      -------    -------
      Total                                         $ 110,877   $108,448
                                                      =======    =======

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATIONS.

               For the fiscal quarter ended September 30, 1998 (first quarter of fiscal 1999), the Company reported a net loss of $2.8 million on revenues of $7.5 million as compared to a net loss of $2.3 million on revenues of $6.7 million for the first quarter of fiscal 1998.

               The Company operates in two industry segments: the manufacture and servicing of medical (MRI) equipment, the Company's traditional business which is conducted directly by Fonar and physician practice management, a new line of business for the Company, which is conducted through Fonar's wholly-owned subsidiary, Health Management Corporation of America ("HMCA").

               HMCA income from operations was approximately $862,000 for the first quarter of fiscal 1999 compared to operating income of $697,000 for the first quarter of fiscal 1998. The results for fiscal 1998 reflected the profitability of HMCA's five acquisitions, Dynamic Health Care Management, Inc. ("Dynamic"), A & A Services, Inc. ("A & A"), Central Health Care Management Services LLC ("Central Health"), Affordable Diagnostics, Inc. and its related companies ("Affordable") and Raymond V. Damadian, M.D. MR Scanning Centers Management Company and two related Florida companies ("RVDC"). Dynamic is a management services organization (MSO) managing three multi-specialty physician practices in Nassau and Suffolk Counties in New York, A & A is an MSO managing four primary care practices in Queens County and Central Health is a multi-specialty MSO in Yonkers, New York. Affordable was engaged in the business of providing management services, office space, equipment and non-medical personnel to three diagnostic imaging centers and one physical rehabilitation center. RVDC was engaged in the business of providing management and other services to 21 diagnostic imaging centers. Results of operations of Dynamic are included from and after August 20, 1998, the closing of the acquisition. Dynamic, A & A and Central Health were acquired following September 30, 1997, and hence the results of operations for HMCA for the first quarter of fiscal 1998 do not include the results of operations of these companies.

               The income from operations attributable to HMCA (physician practice management) was not sufficient to offset the operating loss from the Company's traditional MRI equipment manufacturing and service business ($4.2 million for the first quarter of fiscal 1999 as compared to $3.9 million for fiscal 1998). Accordingly the Company's consolidated operating loss was $3.3 million for the first quarter of fiscal 1999 as compared to an operating loss of $3.2 million for the first quarter of fiscal 1998.

               The  Company's  operating  loss was offset in part,  however,  by interest income of approximately $777,000 (as compared to interest income of $1.1 million for the first quarter of fiscal 1998). Interest income was derived from the interest earned on the Company's cash deposits and cash equivalents and investments and marketable securities, which were approximately $57 million as at September 30, 1998.

               The principal  reason for the Company's  operating  losses is low product sales volumes. Sales revenues attributable to the Company's medical (MRI) equipment business (sales and service) were $1.3 million for the first quarter of fiscal 1999 as compared to $2.5 million for the first quarter of fiscal 1998 (against costs of revenues attributable to the Company's medical equipment business of $1.6 million for the first quarter of fiscal 1999 and $3.2 million for the first quarter of fiscal 1998). The increased operating losses for the Company's medical equipment business in the first quarter of fiscal 1999 ($4.2 million operating loss) over the first quarter of fiscal
          1998 ($3.9 million operating loss) was attributable primarily to increases of approximately $400,000 in research and development expenditures and $200,000 in selling, general and administrative expenses reduced by the improvement in the spread between the sales revenue and related cost of revenues for the medical equipment segment. The Company's efforts to improve equipment sales volume is focused on research and development (expenditures of $1.6 million for the first quarter of fiscal 1999 as compared to $1.2 million for the first quarter of fiscal 1998) to improve the competitiveness of its products and increasing marketing and sales efforts.

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

               As part of its marketing program, the Company will also attend the industry's annual trade show, RSNA (Radiological Society of North America) in November 1998. The Company believes that it is uniquely positioned to take advantage of the rapidly expanding "Open MRI" market, as the manufacturer of the only high-field "Open MRI" in the industry.

               The Company expects marked demand for its high-field "Open MRI" scanners since image quality increases are currently resulting from the company's new R&D investments and from the higher magnetic field of its Open scanner. In addition, the Company's new scanners provide improved image quality and high speed imaging at costs that are significantly less than the competition and more in keeping with the medical cost reduction demands being made by our national leaders on behalf of the public.

               With respect to the revenues attributable to the Company's physician practice management business, the difference between the $6.5 million in revenues for the first quarter of fiscal 1999 and $4.6 million in revenues for the first quarter of fiscal 1998 reflects approximately $2.1 million in revenues attributable to Dynamic, A & A and Central Health, its most recent acquisition.

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

               The Company has continued its efforts to increase scanner sales in foreign countries as well as domestically. Revenues from foreign product sales were $306,000 (approximately 62% of product sales revenues and 4% of all revenues) for the first quarter of fiscal 1999, against costs of revenues for such sales of $530,000 (approximately 62% of costs of revenues for product sales and 9% of all costs of revenues). This compares to $696,371 in foreign product sales revenues in the first quarter of fiscal 1998 (approximately 46% of product sales revenues and 10% of all revenues) against $939,785 in costs of foreign product sales revenues (approximately 43% of costs of revenues for product sales and 10.0% of all costs of revenues) for the first quarter of fiscal 1998.


          LIQUIDITY AND CAPITAL RESOURCES

               Cash and cash equivalents declined from $42 million at June 30, 1998 to $34 million at September 30, 1998. Principal uses of cash during the quarter included; cash used for acquisition of Dynamic $2 million (see Note 3- Dynamic Acquisition), capital expenditures $1.3 million, payment of special dividend to shareholders $1.3 million, purchase of treasury stock $.2 million and $3 million to fund the loss for the quarter.

               Marketable securities approximated $18 million as of September 30, 1998 as compared to $20 million as of June 30, 1998. The unrealized loss on marketable securities increased from $42,000 at June 30, 1998 to $1,282,000 at September 30, 1998. Subsequent to September 30, 1998, the unrealized loss on marketable securities has decreased from $1,282,000 at September 30, 1998 to approximately $200,000 at November 16, 1998 due to the improvement in market conditions for equity securities.

               As of September 30, 1998, the Company had no unused credit facilities with banks or financial institutions.

               The Company's business plan currently includes an aggressive program for manufacturing and selling its new line of QUAD scanners and expanding its new physician practice management business.

               The Company believes that it has sufficient cash resources and other liquid assets to support its operations.

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

PART II - OTHER INFORMATION

          Item 1 - Legal Proceedings:

               There were no material changes in litigation for the first quarter of fiscal 1999 from that described in Form 10-K for the fiscal year ended June 30, 1998.


          Item 2 - Changes in Securities:  None

          Item 3 - Defaults Upon Senior Securities:  None

          Item 4 - Submission of Matters to a Vote of Security Holders: None

          Item 5 - Other Information:  None

          Item 6 - Exhibits and Reports on Form 8-K:

               (1) Form 8-K filed on April 7, 1998 for acquisition of A & A. Financial Statements for A & A filed by Amendment on June 5, 1998.

               (2) Form 8-K filed on September 4, 1998 for acquisition of Dynamic. Financial statements for Dynamic filed by Amendment on November 3, 1998.

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


           Dated:  November 16, 1998