Form 10-Q
period 1998-12-31
FONAR CORP
filed 1999-02-16
CIK 355019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR QUARTER ENDED DECEMBER 31, 1998 Commission File Number 0-10248



                                FONAR CORPORATION
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  DELAWARE                          11-2464137
    --------------------------------    ------------------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)



      110 Marcus Drive     Melville, New York                 11747
     -----------------------------------------    --------------------------
     (Address of principal executive offices)              (Zip Code)



       Registrant's telephone number, including area code: (516) 694-2929
                                                           --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ---- ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Class                     Outstanding at December 31, 1998
--------------------------------    ---------------------------------------
Common Stock, par value $.0001                      53,044,715
Class B Common Stock, par value $.0001                   5,411
Class C Common Stock, par value $.0001               9,562,824
Class A Preferred Stock, par value $.0001            7,836,286

FONAR CORPORATION AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION                                  PAGE

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - December 31, 1998
     and June 30, 1998

   Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 1998 and
     December 31, 1997

   Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 1998 and
     December 31, 1997

   Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1998 and
     December 31, 1997

   Condensed Consolidated Statements of Comprehensive
     Income (Loss) for the Six Months Ended December 31, 1998
     and December 31, 1997


   Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

PART II - OTHER INFORMATION

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                               December 31,   June 30,
                                                         1998         1998
                                                      (UNAUDITED)
Current Assets:                                        ---------    -------
  Cash and cash equivalents                              $27,037    $41,751

  Marketable securities                                   19,209     20,252

  Accounts receivable - net                               13,084      9,877

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                     572        834

  Inventories                                              4,458      3,514

  Prepaid expenses and other current assets                1,045        286
                                                          ------     ------
        Total current assets                              65,405     76,514
                                                          ------     ------

Restricted cash                                            5,000      5,000

Property and equipment - net                              10,374      9,102

Advances and notes to affiliates and related parties- net  1,231      1,350

Notes receivable - net                                       467         66

Excess of cost over net assets of businesses acquired-net 23,159     14,746

Other intangible assets - net                              1,009      1,162

Other assets                                                 665        508
                                                        --------   --------
                                                        $107,310   $108,448
                                                        ========   ========

  See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

                                                     December 31,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1998         1998
                                                      (UNAUDITED)
Current Liabilities:                                  ----------   --------
  Current portion of debt and capital leases             $ 3,945    $ 2,443
  Accounts payable                                         1,666      2,030
  Other current liabilities                               10,266     11,256
  Dividends payable                                        1,260      3,909
  Customer advances                                          288        670
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                          -         31
  Income taxes payable                                       935        955
  Deferred income taxes                                      794        794
                                                          ------     ------
      Total current liabilities                           19,154     22,088

Long-term debt and capital lease obligations
   less current portion                                   20,557     13,560
Other non-current liabilities                                123        113
                                                          ------     ------
      Total liabilities                                   39,834     35,761
                                                          ------     ------
Minority interest                                             47        114
                                                          ------     ------
Commitments and contingencies                                  -          -

STOCKHOLDERS' EQUITY

Common Stock $.0001 par value; 60,000,000
shares authorized; 53,044,715 issued and outstanding
at December 31 and 52,954,465 at June 30, 1998                 5          5

Class B Common Stock $ .0001 par value; 4,000,000
shares authorized, (10 votes per share), 5,411 issued
and outstanding at December 31 and at June 30, 1998            -          -

Class C Common Stock $.0001 par value; 10,000,000 shares
authorized, (25 votes per share), 9,562,824 issued
and outstanding at December 31 and at June 30, 1998            1          1

Class A non-voting Preferred Stock $.0001 par value;
8,000,000 authorized, 7,836,286 issued and outstanding
at December 31 and at June 30, 1998                            1          1

Paid-in capital in excess of par value                    94,659     94,502
Accumulated other comprehensive income                   (     9)   (    42)
Accumulated deficit                                      (24,966)   (19,645)
Notes receivable - stockholders                          ( 1,670)   ( 1,854)
Treasury stock - 202,864 shares of common stock
  at December 31 and 108,864 at June 30, 1998            (   592)   (   395)
                                                         -------    -------
      Total stockholders' equity                          67,429     72,573
                                                         -------    -------
      Total liabilities and stockholders' equity        $107,310   $108,448
                                                         =======    =======

    See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                  FOR THE THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                     ---------------------
                                                       1998         1997
REVENUES                                             --------     --------
  Product sales - net                                $   602      $ 1,028
  Service and repair fees - net                          572          777
  Scanning and management fees - net                   7,962        5,030
                                                     --------     --------
     Total Revenues - Net                              9,136        6,835
                                                     --------     --------
COSTS OF REVENUES:
  Cost of product sales                                1,316        1,495
  Cost of service and repair fees                        615          763
  Cost of scanning and management fees - net           5,340        3,057
  Research and development expenses                    1,589        1,455
  Selling, general and administrative expenses         3,670        2,926
  Provision for bad debt                                   -          173
  Compensatory element of stock issuances                  -          274
  Amortization of excess of cost over assets acquired    314           35
                                                     --------     --------
     Total Costs and Expenses                         12,844       10,178
                                                     --------     --------
Loss From Operations                                 ( 3,708)     ( 3,343)

Interest Expense                                     (   461)     (    83)

Investment Income - net                                  283        1,031

Other income                                           1,501          327
                                                      ------      -------
Loss before provision for taxes and
 minority interest                                   ( 2,385)     ( 2,068)

Provision for income taxes                                 1            -
                                                      -------      -------
Loss before minority interest                        ( 2,386)     ( 2,068)

Minority interest in net (income) loss
 of subsidiary and partnership                       (    92)          11
                                                      -------      -------
NET LOSS                                            $( 2,478)    $( 2,057)
                                                      =======      =======


Net Loss per share                                    $(.04)      $(.03)
                                                      ======      ======

Weighted average number of shares outstanding         63,871      60,573
                                                      ======      ======

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                   FOR THE SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                     ---------------------
                                                       1998         1997
REVENUES                                             --------     --------
  Product sales - net                                $ 1,096      $ 2,540
  Service and repair fees - net                        1,141        1,393
  Scanning and management fees - net                  14,435        9,631
                                                     --------     --------
     Total Revenues - Net                             16,672       13,564
                                                     --------     --------
COSTS OF REVENUES:
  Cost of product sales                                2,171        3,669
  Cost of service and repair fees                      1,136        1,421
  Cost of scanning and management fees - net           9,840        5,948
  Research and development expenses                    3,204        2,667
  Selling, general and administrative expenses         6,786        5,317
  Provision for bad debt                                   -          446
  Compensatory element of stock issuances                  -          560
  Amortization of excess of cost over assets acquired    539           70
                                                     --------     --------
     Total Costs and Expenses                         23,676       20,098
                                                     --------     --------
Loss From Operations                                 ( 7,004)     ( 6,534)

Interest Expense                                     (   768)     (   174)

Investment Income - net                                1,061        2,094

Other income                                           1,509          327
                                                      ------      -------
Loss before provision for taxes and
 minority interest                                   ( 5,202)     ( 4,287)

Provision for income taxes                                 1            -
                                                      -------      -------
Loss before minority interest                        ( 5,203)     ( 4,287)

Minority interest in net (income) loss
 of subsidiary and partnership                       (   118)     (    34)
                                                      -------      -------
NET LOSS                                            $( 5,321)    $( 4,321)
                                                      =======      =======


Net Loss per share                                    $(.08)       $(.07)
                                                      ======       ======

Weighted average number of shares outstanding         63,871       60,573
                                                      ======       ======

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                   FOR THE SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                         -----------------
                                                          1998       1997
                                                         ------     ------
Cash Flows from Operating Activities
 Net Loss                                              $( 5,321)  $( 4,321)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest in net income (loss)                  118         34
    Depreciation and amortization                         2,157      1,232
    Imputed interest on deferred payment obligation         147          -
    Provision for losses on accounts and notes
      receivable and accounts receivable from affiliates      -        446
    Compensatory and fee element of stock issuances           -        560
    Stock issued in settlement of current liabilities        74        572
    (Increase) decrease in operating assets, net:
       Receivable from litigation award                       -     77,223
       Accounts and notes receivable                    ( 1,708)   ( 2,768)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                  262         22
       Inventories                                      (   944)   (   128)
       Prepaid expenses and other current assets        (   759)       182
       Other assets                                     (   157)   (   287)
       Receivables and advances to affiliates and
         related parties                                    119        755
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                 (   364)   ( 1,094)
       Other current liabilities                        (   818)   (   462)
       Customer advances                                (   382)   (   407)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts              (    31)   (   101)
       Other liabilities                                     10    (   101)
                                                         ------     ------
Net cash provided by (used in) operating activities     ( 7,597)    71,357
                                                         ------     ------

Cash Flows from Investing Activities:
  Investment (reduction) in marketable securities         1,076          -
  Acquisitions, net of cash acquired                    ( 2,000)         -
  Purchases of property and equipment - net             ( 2,242)   ( 2,128)
  Cost of capitalized software development
    and patents                                               -    (    53)
                                                         ------     ------
Net cash used in investing activities                   ( 3,166)   ( 2,181)
                                                         ------     ------

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                   FOR THE SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                         -----------------
                                                          1998       1997
                                                         ------     ------
 Cash Flows from Financing Activities:
  Distribution to minority interest                     (   185)   (   113)
  Repayment of borrowings and capital
    lease obligations                                   (   920)   (   352)
  Repayment of notes receivable in connection
    with shares issued under stock option
    and bonus plans  - net                                    -        454
  Dividends paid                                        ( 2,649)         -
  Purchase of treasury stock                            (   197)         -
                                                         ------     ------
  Net cash used by financing activities                 ( 3,951)   (    11)
                                                         ------     ------

Increase (Decrease) in Cash                             (14,714)    69,165

Cash at beginning of period                              41,751      5,861
                                                         ------     ------
Cash at end of period                                   $27,037    $75,026
                                                         ======     ======

See accompanying notes to consolidated financial statements (unaudited).


FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(000'S OMITTED)
                                                    FOR THE SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                         -----------------
                                                          1998       1997
                                                         ------     ------
Net loss                                                $(5,321)   $(4,321)

Other comprehensive income, net of tax:
    Unrealized gains (losses) on securities,
      net of tax                                             33          -
                                                         -------    -------
Total comprehensive loss                                $(5,288)   $(4,321)
                                                         =======    =======

See accompanying notes to consolidated financial statements (unaudited).

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1998
                                 (UNAUDITED)
NOTE 1  - DESCRIPTION OF BUSINESS

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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1998
                                 (UNAUDITED)

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

      Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 1998, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in comprehensive income. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.

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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1998
                                 (UNAUDITED)

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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1998
                                 (UNAUDITED)

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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             DECEMBER 31, 1998
                                (UNAUDITED)

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

     Restricted Cash
     ---------------

      At December 31, 1998, $5,000,000 of cash was pledged as collateral on an outstanding bank loan and was classified as restricted cash on the balance sheet.

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1998
                                 (UNAUDITED)

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

     Various related parties, accounted for approximately 31% and 24% of revenues for the six months ended December 31, 1998 and 1997, respectively.

     At December 31, 1998, the Company had cash deposits approximately $26,000,000 in excess of federally insured limits.

     Fair Value of Financial Instruments
     -----------------------------------

     The financial statements include various estimated fair value information at December 31, 1998 and June 30, 1998, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1998
                                 (UNAUDITED)

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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1998
                                 (UNAUDITED)

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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1998
                                 (UNAUDITED)

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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1998
                                 (UNAUDITED)

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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1998
                                 (UNAUDITED)

NOTE 4  - MARKETABLE SECURITIES
          ---------------------
 The  following is a summary of marketable securities at December 31, 1998:
                                                  (000's omitted)
                                                  ---------------
                                                  Unrealized
                                                   Holdings     Fair Market
                                         Cost     Gains (Loss)     Value
                                      ---------   -----------   -----------
            U.S. Government
             Obligations              $12,611        $   12      $12,623
            Corporate and government
             agency bonds               6,500           (18)       6,482
            Equity securities
             including
             mutual stock funds           107            (3)         104
                                      ---------   -----------   -----------
                                      $19,218       $    (9)     $19,209
                                      =========   ===========   ===========

NOTE 5  - ACCOUNTS RECEIVABLE, NET
          ------------------------

          Accounts receivable, net is comprised of the following:
                                                  (000's omitted)
                                                  ---------------

                                    December 31, 1998        June 30, 1998
                                    ------------------       -------------

      Receivable from equipment
        sales and service              $ 1,933                $ 1,930
      Receivables assigned from
        related PC's                    14,301                 10,344
      Less: Allowance for
        doubtful accounts
        and contractual
        allowances                      (3,150)                (2,397)
                                       -------                -------

                                       $13,084                $ 9,877
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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1998
                                 (UNAUDITED)

NOTE 5  - ACCOUNTS RECEIVABLE, NET (Continued)

     Approximately 14% and 13% of the PC's December 31, 1998 and December 31, 1997 imaging revenue was derived from the delivery of services, of which the timing of payment is substantially contingent upon the timing of settlement of pending litigation involving the recipient of services and third parties (Letter of Protection or "LOP-type" accounts receivable). By its nature, the realization of a substantial portion of these receivables is expected to extend beyond one year from the date the service was rendered. The Company anticipates that a material amount of its accounts receivable will be outstanding for periods in excess of twelve months in the future. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

     For LOP-type receivables, the Company provides for uncollectible accounts at substantially higher rates than any other revenue source.


NOTE 6  - INVENTORIES

           Inventories included in the accompanying consolidated balance sheets consist of:

                                            (000's omitted)
                                December 31, 1998       June 30, 1998
                                -----------------       -------------
 Purchased parts, components
   and supplies                       $3,234               $ 2,549
   Work-in-process                     1,224                   965
                                      ------               -------
                                      $4,458               $ 3,514
                                      ======               =======

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

     During the six months ended December 31, 1998 and 1997, the Company paid approximately $467,000 and $150,000 for interest, respectively. During the six months ended December 31, 1998 and 1997, the Company paid $20,076 and $0 for income taxes, respectively.

     During the six months ended December 31, 1998, the Company acquired the assets and assumed the liabilities of Dynamic. The transaction had the following non-cash impact on the balance sheet:
                                                    (000,s omitted)
                                                    ---------------
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
                                                       ==========

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1998
                                 (UNAUDITED)

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


NOTE 9 - Litigation
         ----------

     On August 4, 1998, Beal Bank filed a notice of motion for summary judgment against Melville Magnetic Resonance Imaging, P.C. ("Melville Magnetic") and the Company. The motion for summary judgment seeks to recover $733,855, plus accrued interest of $221,809 for payment of a bank loan executed by Melville Magnetic and guaranteed by the Company. In the event a judgment is levied against the Company as a guarantor on the loan, the Company will exercise its rights to seek recovery from Melville Magnetic.

NOTE 10 - PROFORMA INFORMATION

     The Company's consolidated financial statements for the six months ended December 31, 1997 do not include the results of operations of A&A and Dynamic and the consolidated financial statements for the six months ended December 31, 1998 do not include the results of operations of Dynamic for the period July 1, 1998 through August 20, 1998. The following summarizes the unaudited proforma results of operations for the six months ended December 31, 1998, and 1997, assuming the foregoing acquisitions had occurred on June 30, 1997 (in thousands, except per share data):

                                   1998            1997
                               ------------    -----------
                                (Unaudited)    (Unaudited)
 Revenues, net                 $     17,351    $     18,164
 Loss from operations          $     (6,698)   $     (5,644)
 Income (loss) before taxes    $     (5,041)   $     (3,615)
 Fully diluted net income
   (loss) per share                   $(.08)          $(.06)

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SEGMENT INFORMATION

     The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of physician practices, including diagnostic imaging services.

     The following table shows in thousands of dollars net revenues, operating income and other financial information by industry segment for the six months ended December 31, 1998 and 1997:

                                                       1998        1997
 Net revenues:                                        -------    -------
   Medical equipment                                $   2,799   $  4,469
   Physician practice management                       14,435      9,631
   Intersegment eliminations                          (   562)   (   536)
                                                      -------    -------
      Total                                         $  16,672   $ 13,564
                                                      =======    =======

 Income (loss) from operations:
   Medical equipment                                $  (9,153)  $ (7,934)
   Physician practice management                        2,149      1,400
                                                      -------    -------
      Total                                         $  (7,004)  $ (6,534)
                                                      =======    =======
 Depreciation and amortization:
   Medical equipment                                $     857   $    666
   Physician practice management                        1,298        566
                                                      -------    -------
      Total                                         $   2,155   $  1,232
                                                      =======    =======
 Capital expenditures:
   Medical equipment                                $   1,915   $  1,186
   Physician practice management                          327        995
                                                      -------    -------
      Total                                         $   2,242   $  2,181
                                                      =======    =======


                                                 At December 31, At June 30,
                                                       1998         1998
 Identifiable assets:                               -----------  --------
   Medical equipment                                $  66,999   $ 79,236
   Physician practice management                       40,311     29,212
                                                      -------    -------
      Total                                         $ 107,310   $108,448
                                                      =======    =======

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS.


     For the fiscal quarter ended December 31, 1998 (second quarter of fiscal 1999), the Company reported a net loss of $2.5 million on revenues of $9.1 million as compared to a net loss of $2.1 million on revenues of $6.8 million for the second quarter of fiscal 1998.

     For the six months ended December 31, 1998, the Company reported a net loss of $5.3 million on revenues of $16.7 million as compared to a net loss of $4.3 on revenues of $13.6 for the first six months of fiscal 1998.

     The Company operates in two industry segments: the manufacture and servicing of medical (MRI) equipment, the Company's traditional business which is conducted directly by Fonar and physician practice management, a new line of business for the Company, which is conducted through Fonar's wholly-owned subsidiary, Health Management Corporation of America ("HMCA").

     HMCA income from operations was approximately $2.1 million for the first half of fiscal 1999 ($1.3 million for the second quarter) compared to income of $1.4 million for the first half of fiscal 1998. The results for fiscal 1999 reflected the profitability of HMCA's five acquisitions, Dynamic Health Care Management, Inc. ("Dynamic"), A & A Services, Inc. ("A & A"), Central Health Care Management Services LLC ("Central Health"), Affordable Diagnostics, Inc. and its related companies ("Affordable") and Raymond V. Damadian, M.D. MR Scanning Centers Management Company and two related Florida companies ("RVDC"). Dynamic is a management services organization
(MSO) managing three multi-specialty physician practices in Nassau and Suffolk Counties in New York, A & A is an MSO managing four primary care practices in Queens County and Central Health is a multi-specialty MSO in Yonkers, New York. Affordable was engaged in the business of providing management services, office space, equipment and non-medical personnel to three diagnostic imaging centers and one physical rehabilitation center. RVDC was engaged in the business of providing management and other services to 21 diagnostic imaging centers. Results of operations of Dynamic are included from and after August 20, 1998, the closing of the acquisition. Dynamic, A & A and Central Health were acquired following December 31, 1997, and hence the results of operations for HMCA for the first half of fiscal 1998 do not include the results of operations of these companies.

     The income from operations attributable to HMCA (physician practice management) was not sufficient to offset the operating loss from the Company's traditional MRI equipment manufacturing and service business ($9.2 million for the first half of fiscal 1999 as compared to $7.9 million for the first half of fiscal 1998). Accordingly the Company's consolidated operating loss was $7.0 million for the first half ($3.7 million for the second quarter) of fiscal 1999 as compared to an operating loss of $6.5 million for the first half ($3.3 million for the second quarter) of fiscal 1998.

     The Company's operating loss was offset in part, however, by net investment and interest income of approximately $1.1 million for the first half ($283,000 for the second quarter) of fiscal 1999 as compared to $2.1 million for the first half ($1.0 for the second quarter) of fiscal 1998. Net investment and interest income was derived from the interest earned on the Company's cash deposits and cash equivalents and investments and marketable securities, which were approximately $46.2 million as at December 31, 1998.

     The principal reason for the Company's operating losses is low product sales volumes. Sales revenues attributable to the Company's medical (MRI) equipment business (sales and service) were $2.2 million for the first half ($1.2 million for the second quarter) of fiscal 1999 as compared to $3.9 million for the first half ($1.8 million for the second quarter) of fiscal 1998. Costs of revenues attributable to the Company's medical equipment business were $3.3 million for the first half (and $1.9 million for the second quarter) of fiscal 1999 and $5.0 million for the first half (and $2.2 million for the second quarter) of fiscal 1998. The increased operating losses for the Company's medical equipment business in the first half of fiscal 1999 ($9.2 million operating loss) over the first half of fiscal 1998 ($7.2 million operating loss) was attributable primarily to decreased sales revenues and increased research and development and selling, general and administrative expenses. The Company's efforts to improve equipment sales volume is focused on research and development (expenditures of $3.2 million for the first half of fiscal 1999 as compared to $2.7 million for the first half of fiscal 1998) to improve the competitiveness of its products and increasing marketing and sales efforts.

     The Company's QUAD (tm) 7000 and QUAD (tm) 12000 MRI scanners, together with the research and development of its Stand-Up MRI and Open Sky MRI products, are intended to significantly improve the Company's competitive position. The QUAD (tm) scanners are highly competitive and totally new non-claustrophobic scanners not previously available in the MRI market. At
 .6 Tesla field strength, the QUAD (tm) 12000 magnet is the highest field "Open MRI" in the industry, with the largest patient opening as well. The high field permits the Company's Open MRI to provide the superior image quality traditionally missing in other Open MRI products because of their lower field strengths.

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

     With respect to the revenues attributable to the Company's physician practice management business, the difference between the $14.4 million in revenues for the first half ($7.9 million for the second quarter) of fiscal 1999 and $9.6 million in revenues for the first half ($5.0 million for the second quarter) of fiscal 1998 includes approximately $2.7 million in revenues attributable to Dynamic, A & A and Central Health, the most recent acquisitions.

     The Company has continued its cost containment programs, which include increasing the portion of manufacturing conducted on the Company's premises. This has enabled the Company to achieve significantly lower manufacturing costs than would have otherwise been experienced in the production of its QUAD (tm) scanners. This has enabled the Company to pass on to customers a much needed reduction in the sales price of MRI scanners.

     The Company has continued its efforts to increase scanner sales in foreign countries as well as domestically. Revenues from foreign product sales were $380,000 (approximately 35% of product sales revenues and 2.2% of all revenues) for the first half of fiscal 1999, against costs of revenues for such sales of $752,000 (approximately 34.6% of costs of revenues for product sales and 3.2% of all costs of revenues). This compares to $1.2 million in foreign product sales revenues in the first half of fiscal 1998 (approximately 47% of product sales revenues and 8.8% of all revenues)
against  $1.7   million  in  costs  of  foreign   product   sales   revenues
(approximately 46% of costs of revenues for product sales and 8.4% of all costs of revenues) for the first half of fiscal 1998. Revenues from foreign product sales were $74,000 (approximately 12% of product sales revenues and
 .8% of all revenues) for the second quarter of fiscal 1999, against costs of revenues for such sales of $161,000 (approximately 12% of costs of revenues for product sales and 1.2% of all costs of revenues). This compares to $504,000 in foreign product sales revenues in the second quarter of fiscal 1998 (approximately 49% of product sales revenues and 7.3% of all revenues) against $760,000 in costs of foreign product sales revenues (approximately 51% of costs of revenues for product sales and 7.4% of all costs of revenues) for the second quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents declined from $42 million at June 30, 1998 to $27 million at December 31, 1998. Principal uses of cash during the first half of fiscal 1999 included: cash used for the acquisition of Dynamic of $2 million (see Note 3 - Dynamic Acquisition), capital expenditures of $2.2 million, payment of special dividends to shareholders of $2.6 million, purchase of treasury stock of $197,000 and $8 million to fund the losses for the first two quarters.

     Marketable securities approximated $19.2 million as of December 31, 1998 as compared to $20 million as of June 30, 1998. During the six-month period ending December 31, 1998, the Company realized a loss of approximately $171,000 on sales of equity securities. From June 30, 1998 to December 31, 1998 the Company reduced its investments in equity securities from approximately $11 million to $104,000 and increased its investments in U.S. government obligations from approximately $6.7 million to $12.6 million and in corporate and government agency bonds from approximately $2.6 million to $6.5 million. This has had the intended effect of reducing the volatility of the Company's investment portfolio.

     Total liabilities were increased since June 30, 1998 by approximately $4.1 million to approximately $39.8 million at December 31, 1998. The increase in liabilities from June 30, 1998 is attributable primarily to additional debt incurred in connection with HMCA's acquisition of Dynamic, which closed in the first quarter of fiscal 1999.

     As of December 31, 1998, the Company had no unused credit facilities with banks or financial institutions.

     The Company's business plan currently includes an aggressive program for manufacturing and selling its new line of QUAD scanners and expanding its new physician practice management business.

     The Company believes that it has sufficient cash resources and other liquid assets to support of its operations.

     The Company has assessed and continues to assess the impact of the Year 2000 Issue (Y2K) on its financial reporting systems and operations. The Year 2000 Issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. The Company is developing a plan to meet this issue. The Company is reviewing all in-house computer based systems. The MIS department is updating or replacing older systems that are not Y2K compatible. The Company is also reviewing and has started to plan changes to its existing customer base of MRI scanners. The Company expects that all computer based systems will be Y2K compliant and in the final phase of testing in the second quarter of calendar year 1999. Based on preliminary information, costs of addressing these items are currently not expected to have a material adverse impact on the Company's financial position.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

     In February 1998 Fonar commenced an action in the United States District Court for the Eastern District of New York against Shimadzu Corporation for infringement of Fonar's multi-angle oblique (MAO) imaging patent (U.S. Patent No. 4,871,966). Civil Action No. CV 98-0680 (LDW). This action was settled in the second quarter of fiscal 1999. As part of the settlement, Shimadzu agreed to pay royalties to Fonar in exchange for Shimadzu being granted a license under the MAO patent.

     There were no other material changes in litigation for the first quarter of fiscal 1999 from that described in Form 10-K for the fiscal year ended June 30, 1998.



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


Dated:  February 12, 1999