Form 10-Q
period 1999-03-31
FONAR CORP
filed 1999-05-17
CIK 355019

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 1999             Commission File Number 0-10248


                          FONAR CORPORATION
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)



             DELAWARE                          11-2464137
--------------------------------    ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)


110 Marcus Drive     Melville, New York                  11747
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

                              (516)  694-2929
             ---------------------------------------------------
             Registrant's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES  X       NO
                                                      ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                          Outstanding at March 31, 1999
--------------------------------           -----------------------------
Common Stock, par value $.0001                       53,740,408
Class B Common Stock, par value $.0001                    5,411
Class C Common Stock, par value $.0001                9,562,824
Class A Preferred Stock, par value $.0001             7,836,286

FONAR CORPORATION AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION                                  PAGE

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - March 31, 1999
     and June 30, 1998

   Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and March 31, 1998

   Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 1999 and March 31, 1998

   Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 1999 and March 31, 1998

   Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

PART II - OTHER INFORMATION

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                                 March 31,    June 30,
                                                         1999         1998
                                                      (UNAUDITED)
Current Assets:                                        ---------    -------
  Cash and cash equivalents                            $ 18,801     $41,751

  Marketable securities                                  21,211      20,252

  Accounts receivable - net                              14,542       9,877

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                    101         834

  Inventories                                             5,262       3,514

  Prepaid expenses and other current assets                 984         286
                                                         ------      ------
        Total current assets                             60,901      76,514
                                                         ------      ------
Restricted cash                                           5,000       5,000

Property and equipment - net                             10,435       9,102

Advances and notes to affiliates and related parties- net 1,161       1,350

Notes receivable - net                                      -            66

Excess of cost over net assets of business acquired-net  23,203      14,746

Other intangible assets - net                               950       1,162

Other assets                                                671         508
                                                       --------    --------
                                                       $102,321    $108,448
                                                       ========    ========

  See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

                                                       March 31,    June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1999         1998
                                                      (UNAUDITED)
Current Liabilities:                                  ----------   --------
  Current portion of debt and capital leases            $ 4,205     $ 2,443
  Accounts payable                                        1,795       2,030
  Other current liabilities                               9,490      11,256
  Dividends payable                                         -         3,909
  Customer advances                                         262         670
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                         -          31
  Income taxes payable                                      890         955
  Deferred income taxes                                     794         794
                                                         ------      ------
      Total current liabilities                          17,436      22,088

Long-term debt and capital lease obligations
   less current portion                                  20,948      13,560
Other non-current liabilities                                 -         113
                                                         ------      ------
      Total liabilities                                  38,384      35,761
                                                         ------      ------
Minority interest                                            40         114
                                                         ------      ------
Commitments and contingencies                                 -           -

STOCKHOLDERS' EQUITY

Common Stock $.0001 par value; 60,000,000
shares authorized; 53,740,408 issued and outstanding
at March 31 and 52,954,465 at June 30                         5           5

Class B Common Stock $ .0001 par value; 4,000,000
shares authorized, (10 votes per share), 5,411 issued
and outstanding at March 31 and at June 30                    -           -

Class C Common Stock $.0001 par value; 10,000,000 shares
authorized, (25 votes per share), 9,562,824 issued
and outstanding at March 31 and at June 30                    1           1

Class A non-voting Preferred Stock $.0001 par value;
8,000,000 authorized, 7,836,286 issued and outstanding
at March 31 and at June 30, 1998                              1           1

Paid-in capital in excess of par value                   95,476      94,502
Accumulated deficit                                     (29,281)    (19,645)
Notes receivable - stockholders                         ( 1,670)    ( 1,854)
Accumulated other comprehensive income                  (    43)    (    42)
Treasury stock - 202,864 shares of common stock
  at March 31 and 108,864 at June 30, 1998              (   592)    (   395)
                                                        -------     -------
      Total stockholders' equity                         63,897      72,573
                                                        -------     -------
      Total liabilities and stockholders' equity       $102,321    $108,448
                                                        =======     =======

   See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                  FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                                     ---------------------
                                                       1999         1998
REVENUES                                             --------     --------
  Product sales - net                                $   261      $ 1,232
  Service and repair fees - net                          494          657
  Scanning and management fees - net                   8,860        5,247
                                                     --------     --------
     Total Revenues - Net                              9,615        7,136
                                                     --------     --------
COSTS AND EXPENSES:
  Cost of product sales                                  973        1,880
  Cost of service and repair fees                        595          614
  Cost of scanning and management fees - net           6,244        3,415
  Research and development expenses                    1,922        1,936
  Selling, general and administrative expenses         3,651        3,215
  Provision for bad debt                                  -           150
  Compensatory element of stock issuances                 84          274
  Amortization of excess of cost over assets acquired    314           35
                                                     -------      -------
     Total Costs and Expenses                         13,783       11,519
                                                     --------     --------
Loss From Operations                                 ( 4,168)     ( 4,383)

Interest Expense                                     (   579)     (    99)

Investment Income - net                                  523          839

Other income-principally gain on litigation awards         9            3
                                                      ------      -------
Loss before provision for taxes and
 minority interest                                   ( 4,215)     ( 3,640)

Provision for income taxes                                 4            -
                                                      -------      -------
Loss before minority interest                        ( 4,219)     ( 3,640)

Minority interest in net (income) loss
 of subsidiary and partnership                       (    96)     (    29)
                                                      -------      -------
NET LOSS                                            $( 4,315)    $( 3,669)
                                                      =======      =======

Net Loss per share                                    $(.07)       $(.06)
                                                      ======       ======

Weighted average number of shares outstanding         64,567       61,120
                                                      ======       ======

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                   FOR THE NINE MONTHS ENDED
                                                           MARCH 31,
                                                     ---------------------
                                                       1999         1998
REVENUES                                             --------     --------
  Product sales - net                                $ 1,356      $ 3,772
  Service and repair fees - net                        1,635        2,050
  Scanning and management fees - net                  23,296       14,878
                                                     --------     --------
     Total Revenues - Net                             26,287       20,700
                                                     --------     --------
COSTS AND EXPENSES:
  Cost of product sales                                3,144        5,549
  Cost of service and repair fees                      1,730        2,035
  Cost of scanning and management fees - net          16,084        9,363
  Research and development expenses                    5,126        4,603
  Selling, general and administrative expenses        10,437        8,534
  Provision for bad debt                                  -           596
  Compensatory element of stock issuances                 84          834
  Amortization of excess of cost over assets acquired    853          105
                                                     --------     --------
     Total Costs and Expenses                         37,458       31,619
                                                     --------     --------
Loss From Operations                                 (11,171)     (10,919)

Interest Expense                                     ( 1,347)     (   274)

Investment Income - net                                1,583        2,934

Other income-principally gain on litigation awards     1,519          331
                                                      ------      -------
Loss before provision for taxes and
 minority interest                                   ( 9,416)     ( 7,928)

Provision for income taxes                                 6            -
                                                      -------      -------
Loss before minority interest                        ( 9,422)     ( 7,928)

Minority interest in net (income) loss
 of subsidiary and partnership                       (   214)     (    62)
                                                      -------      -------
NET LOSS                                            $( 9,636)    $( 7,990)
                                                      =======      =======

Net Loss per share                                    $(.15)      $(.13)
                                                      ======      ======

Weighted average number of shares outstanding         64,567      61,120
                                                      ======      ======

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)
                                                   FOR THE NINE MONTHS ENDED
                                                            MARCH 31,
                                                         -----------------
                                                          1999       1998
                                                         ------     ------
Cash Flows from Operating Activities
 Net Income (Loss)                                     $( 9,636)  $( 7,990)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest in net income (loss)                  214         62
    Depreciation and amortization                         3,279      1,991
    Imputed interest on deferred payment obligation         266          -
    Provision for losses on accounts and notes
      receivable and accounts receivable from affiliates      -        596
    Compensatory and fee element of stock issuances          84        834
    Stock issued in settlement of current liabilities       124        760
    (Increase) decrease in operating assets, net:
       Receivable from litigation award                       -     77,223
       Accounts and notes receivable                    ( 2,699)   ( 4,190)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                  733    (   298)
       Inventories                                      ( 1,748)   (   647)
       Prepaid expenses and other current assets        (   698)       122
       Other assets                                     (   163)   (   477)
       Receivables and advances to affiliates and
         related parties                                    189      1,038
    Increase (decrease) in operating liabilities, net:
       Accounts payable and income taxes                (   177)   ( 1,661)
       Other current liabilities                        ( 2,031)   (   475)
       Customer advances                                (   408)   (   461)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts              (    31)   (   193)
       Other liabilities                                (   113)   (   101)
                                                         ------     ------
Net cash provided by (used in) operating activities     (12,815)    66,133
                                                         ------     ------
Cash Flows from Investing Activities:
  Purchases of property and equipment - net             ( 2,819)   ( 3,023)
  Cost of capitalized software development
    and patents                                               -    (   106)
  Purchase of Central Health Care Mgmt Service
    net of cash acquired                                   (465)   (    50)
  Purchase of A&A Services Inc and affiliates,
    net of cash acquired                                      -    ( 3,900)
  Purchase of Dynamic Inc and affiliates,
    net of cash acquired                                ( 2,000)         -
  Investment (reduction) in marketable securities           959          -
                                                         ------     ------
Net cash used in investing activities                   ( 4,325)   ( 7,079)
                                                         ------     ------
See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)
                                                   FOR THE NINE MONTHS ENDED
                                                            MARCH 31,
                                                         -----------------
                                                          1999       1998
                                                         ------     ------
 Cash Flows from Financing Activities:
  Distribution to minority interest                     (   288)   (   135)
  Repayment of borrowings and capital
    lease obligations                                   ( 1,416)   (   472)
  Repayment of notes receivable in connection
    with shares issued under stock option
    and bonus plans  - net                                    -        454
  Dividends paid                                        ( 3,909)         -
  Purchase of treasury stock                            (   197)         -
                                                         ------     ------
  Net cash provided by (used in) financing activities   ( 5,810)   (   153)
                                                         ------     ------

Increase (Decrease) in Cash                             (22,950)    58,901

Cash at beginning of period                              41,751      5,861
                                                         ------     ------
Cash at end of period                                   $18,801    $64,762
                                                         ======     ======

See accompanying notes to consolidated financial statements (unaudited).

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1999
                                 (UNAUDITED)
NOTE 1  - DESCRIPTION OF BUSINESS

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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1999
                                 (UNAUDITED)

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

     Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At March 31, 1999, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in comprehensive income. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.

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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1999
                                 (UNAUDITED)

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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1999
                                 (UNAUDITED)

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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1999
                                 (UNAUDITED)

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

     Restricted Cash
     ---------------
     At March 31, 1999, $5,000,000 of cash was pledged as collateral on an outstanding bank loan and was classified as restricted cash on the balance sheet.

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1999
                                 (UNAUDITED)

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

     Various related parties, accounted for approximately 28% and 24% of revenues for the nine months ended March 31, 1999 and 1998, respectively.

     At March 31, 1999, the Company had cash deposits approximately $17,000,000 in excess of federally insured limits.

     Fair Value of Financial Instruments
     -----------------------------------
     The financial statements include various estimated fair value information at March 31, 1999 and June 30, 1998, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1999
                                 (UNAUDITED)

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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1999
                                 (UNAUDITED)

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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1999
                                 (UNAUDITED)
NOTE 3  - ACQUISITIONS (Continued)

     Central Health Care Management Service, Inc.
     --------------------------------------------
     On January 23, 1998, a wholly-owned subsidiary of HMCA acquired the business and assets of Central Health Care Management Services, Inc., a management service organization "MSO" operating in Westchester County, New York. An advance of $50,000 had been remmitted to the Seller at this time. The purchase price was determined based on a multiple of the net positive cash flow from the acquired business over the succeeding twelve-month period. The purchase price was determined to be $1,429,163, payable 1/3 in cash, 1/3 in notes and 1/3 in shares of common stock of FONAR. Of the purchase price $229,163 was determined and paid subsequent to March 31, 1999.

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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1999
                                 (UNAUDITED)

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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1999
                                 (UNAUDITED)

NOTE 4  - MARKETABLE SECURITIES
          ---------------------
 The  following is a summary of marketable securities at March 31, 1999:
                                                  (000's omitted)
                                                  ---------------
                                                  Unrealized
                                                   Holdings     Fair Market
                                         Cost     Gains (Loss)     Value
                                      ---------   -----------   -----------
            U.S. Government
             Obligations              $13,064        $   10      $13,074
            Corporate and government
             agency bonds               7,654           (51)       7,603
            Equity securities
             including
             mutual stock funds           536            (2)         534
                                      ---------   -----------   -----------
                                      $21,254       $   (43)     $21,211
                                      =========   ===========   ===========

NOTE 5  - ACCOUNTS RECEIVABLE, NET
          ------------------------

          Accounts receivable, net is comprised of the following:
                                                  (000's omitted)
                                                  ---------------

                                    March 31, 1999           June 30, 1998
                                    ------------------       -------------

      Receivable from equipment
        sales and service              $ 2,323                $ 1,930
      Receivables assigned from
        related PC's                    15,709                 10,344
      Less: Allowance for
        doubtful accounts
        and contractual
        allowances                      (3,490)                (2,397)
                                       -------                -------

                                       $14,542                $ 9,877
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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1999
                                 (UNAUDITED)

NOTE 5  - ACCOUNTS RECEIVABLE, NET (Continued)

     Approximately 14% and 13% of the PC's March 31, 1999 and March 31, 1998 imaging revenue was derived from the delivery of services, of which the timing of payment is substantially contingent upon the timing of settlement of pending litigation involving the recipient of services and third parties (Letter of Protection or "LOP-type" accounts receivable). By its nature, the realization of a substantial portion of these receivables is expected to extend beyond one year from the date the service was rendered. The Company anticipates that a material amount of its accounts receivable will be outstanding for periods in excess of twelve months in the future. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

     For LOP-type receivables, the Company provides for uncollectible accounts at substantially higher rates than any other revenue source.


NOTE 6  - INVENTORIES

     Inventories included in the accompanying consolidated balance sheets consist of:
                                            (000's omitted)
                                March 31, 1999          June 30, 1998
 Purchased parts, components
   and supplies                       $3,817               $ 2,549
   Work-in-process                     1,445                   965
                                      ------               -------
                                      $5,262               $ 3,514
                                      ======               =======


NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

     During the nine months ended March 31, 1999 and 1998, the Company paid approximately $642,000 and $190,000 for interest, respectively. During the nine months ended March 31, 1999 and 1998, the Company paid approximately $70,000 and $0 for income taxes, respectively.

     During the nine months ended March 31, 1999, the Company acquired the assets and assumed the liabilities of Dynamic. The transaction had the following non-cash impact on the balance sheet:

                                                    (000,s omitted)
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
                                                       ==========

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1999
                                 (UNAUDITED)

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


NOTE 9 - Litigation
         ----------
     On August 4, 1998, Beal Bank filed a notice of motion for summary judgment against Melville Magnetic Resonance Imaging, P.C. ("Melville Magnetic") and the Company. The motion for summary judgement seeks to recover $733,855, plus accrued interest of $221,809 for payment of a bank loan executed by Melville Magnetic and guaranteed by the Company. Beal Bank's motion for summary judgment was granted and a hearing on legal fees set for June 3, 1999. The Company has filed a notice of appeal. In the event a judgement is levied against the Company as a guarantor on the loan, the Company will exercise its rights to seek recovery from Melville Magnetic.


NOTE 10 - PROFORMA INFORMATION

     The Company's consolidated financial statements for the nine months ended March 31, 1998 do not include the results of operations of A&A and Dynamic and the consolidated financial statements for the six months ended March 31, 1999 do not include the results of operations of Dynamic for the period July 1, 1998 through August 20, 1998. The following summarizes the unaudited proforma results of operations for the nine months ended March 31, 1999, and 1998, assuming the foregoing acquisitions had occurred on June 30, 1997 (in thousands, except per share data):

                                   1999            1998
                               ------------    -----------
                                (Unaudited)    (Unaudited)
 Revenues, net                 $     26,866    $     27,600
 Loss from operations          $    (10,920)   $     (9,109)
 Income (loss) before taxes    $     (9,255)   $     (6,920)
 Fully diluted net income
   (loss) per share                   $(.14)          $(.11)

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - SEGMENT INFORMATION

     The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of physician practices, including diagnostic imaging services.

     The following table shows in thousands of dollars net revenues, operating income and other financial information by industry segment for the nine months ended March 31, 1999 and 1998:

                                                        1999       1998
 Net revenues:                                        -------    -------
   Medical equipment                                $   3,837   $  6,647
   Physician practice management                       23,296     14,878
   Intersegment eliminations                          (   846)   (   825)
                                                      -------    -------
      Total                                         $  26,287   $ 20,700
                                                      =======    =======
 Income (loss) from operations:
   Medical equipment                                $ (14,479)  $(12,996)
   Physician practice management                        3,308      2,077
                                                      -------    -------
      Total                                         $ (11,171)  $(10,919)
                                                      =======    =======
 Depreciation and amortization:
   Medical equipment                                $   1,299   $    978
   Physician practice management                        1,980      1,013
                                                      -------    -------
      Total                                         $   3,279   $  1,991
                                                      =======    =======
 Capital expenditures:
   Medical equipment                                $   2,305   $  1,643
   Physician practice management                          514      1,486
                                                      -------    -------
      Total                                         $   2,819   $  3,129
                                                      =======    =======
                                                       At          At
                                                     March 31,   June 30,
                                                       1999        1998
                                                   -----------   --------
 Identifiable assets:
   Medical equipment                                $  61,000   $ 79,236
   Physician practice management                       41,321     29,212
                                                      -------    -------
      Total                                         $ 102,321   $108,448
                                                      =======    =======

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS.

     For the fiscal  quarter  ended March 31, 1999 (third  quarter of fiscal
1999), the Company reported a net loss of $4.3 million on revenues of $9.6 million as compared to a net loss of $3.7 million on revenues of $7.1 million for the third quarter of fiscal 1998.

     For the nine months ended March 31, 1999, the Company reported a net loss of $9.6 million on revenues of $26.3 million as compared to a net loss of $8.0 on revenues of $20.7 for the first nine months of fiscal 1998.

     The Company operates in two industry segments: the manufacture and servicing of medical (MRI) equipment, the Company's traditional business which is conducted directly by Fonar and physician practice management, a new line of business for the Company, which is conducted through Fonar's wholly-owned subsidiary, Health Management Corporation of America ("HMCA").

     HMCA income from operations increased to approximately $3.3 million for the first nine months of fiscal 1999 ($1.2 million for the third quarter) compared to income of $2.1 million for the first nine months of fiscal 1998. The results for fiscal 1999 reflected the profitability of HMCA's five acquisitions, Dynamic Health Care Management, Inc. ("Dynamic"), A & A
Services, Inc. ("A & A"), Central Health Care Management Services LLC ("Central Health"), Affordable Diagnostics, Inc. and its related companies ("Affordable") and Raymond V. Damadian, M.D. MR Scanning Centers Management Company and two related Florida companies ("RVDC"). Dynamic is a management services organization (MSO) managing multi-specialty physician practices in Nassau and Suffolk Counties in New York, A & A is an MSO managing primary care practices in Queens County and Central Health is a multi-specialty MSO in Yonkers, New York. Affordable was engaged in the business of providing management services, office space, equipment and non-medical personnel to diagnostic imaging centers and a physical rehabilitation center. RVDC was engaged in the business of providing management and other services to diagnostic imaging centers. Results of operations of Dynamic are included from and after August 20, 1998, the closing of the acquisition. Dynamic, A & A and Central Health were acquired following December 31, 1997, and hence the results of operations for HMCA for the first half of fiscal 1998 do not include the results of operations of these companies.

     The income from operations attributable to HMCA (physician practice management) was not sufficient to offset the operating loss from the Company's traditional MRI equipment manufacturing and service business ($14.5 million for the first nine months of fiscal 1999 as compared to $13.0 million for the first nine months of fiscal 1998). Accordingly the Company's consolidated operating loss was $11.2 million for the first nine months ($4.3 million for the third quarter) of fiscal 1999 as compared to an operating loss of $10.9 million for the first half ($3.7 million for the third quarter) of fiscal 1998.

     The Company's operating loss was offset in part, however, by net investment income of approximately $1.6 million for the first nine months ($523,000 for the third quarter) of fiscal 1999 as compared to $2.9 million for the first nine months ($839,000 for the third quarter) of fiscal 1998. Net investment and interest income was derived from the interest earned on the Company's cash deposits and cash equivalents and investments and marketable securities, which were approximately $40.0 million as at March 31, 1999.

     The principal reason for the Company's operating losses is low product sales volumes. Sales revenues attributable to the Company's medical (MRI) equipment business (sales and service) were $3.8 million for the first nine months ($1.0 million for the third quarter) of fiscal 1999 as compared to $6.6 million for the first nine months ($2.2 million for the third quarter) of fiscal 1998. Costs of revenues attributable to the Company's medical equipment business were $4.8 million for the first nine months (and $1.5 million for the third quarter) of fiscal 1999 and $7.5 million for the first nine months (and $2.5 million for the third quarter) of fiscal 1998. The increased operating losses for the Company's medical equipment business during the first nine months of fiscal 1999 ($14.5 million operating loss) over the first nine months of fiscal 1998 ($13.0 million operating loss) was attributable primarily to decreased sales revenues and increased research and development and selling, general and administrative expenses.

     The Company's efforts to improve equipment sales volume is focused on research and development (expenditures of $5.1 million for the first nine months of fiscal 1999 as compared to $4.6 million for the first nine months of fiscal 1998) to improve the competitiveness of its products and increasing marketing and sales efforts.

     The Company's QUAD (TM) 7000 and QUAD (TM) 12000 MRI scanners, together with the research and development of its Stand-Up MRI and Open Sky MRI products, are intended to significantly improve the Company's competitive
position.   The  QUAD  scanners  are  highly  competitive  and  totally  new non-claustrophobic  scanners not previously  available in the MRI market. At
 .6 Tesla field strength, the QUAD 12000 magnet is the highest field "Open MRI" in the industry, with the largest patient opening as well. The high field permits the Company's Open MRI to provide the superior image quality traditionally missing in other Open MRI products because of their lower field strengths.

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

     With respect to the revenues attributable to the Company's physician practice management business, the difference between the $23.3 million in revenues for the first nine months ($8.9 million for the third quarter) of fiscal 1999 and $14.9 million in revenues for the first nine months ($5.3 million for the third quarter) of fiscal 1998 includes approximately $7.3 million in revenues attributable to Dynamic, A & A and Central Health, the most recent acquisitions ($2.7 million for the third quarter).

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

     The Company has continued its efforts to increase scanner sales in foreign countries as well as domestically. Revenues from foreign product sales were $455,000 (approximately 34% of product sales revenues and 2% of all revenues) for the first nine months of fiscal 1999, against costs of revenues for such sales of $1.1 million (approximately 34% of costs of revenues for product sales and 5% of all costs of revenues). This compares to $1.2 million in foreign product sales revenues during the first nine months of fiscal 1998 (approximately 31% of product sales revenues and 6% of all revenues) against $1.7 million in costs of foreign product sales revenues (approximately 31% of costs of revenues for product sales and 10% of all costs of revenues) for the first nine months of fiscal 1998. Revenues from foreign product sales were $74,000 (approximately 28% of product sales revenues and 1% of all revenues) for the third quarter of fiscal 1999, against costs of revenues for such sales of $276,000 (approximately 28% of costs of revenues for product sales and 4% of all costs of revenues). This compares to $209,000 in foreign product sales revenues in the third quarter of fiscal 1998 (approximately 17% of product sales revenues and 3% of all revenues) against $319,000 in costs of foreign product sales revenues (approximately 17% of costs of revenues for product sales and 5% of all costs of revenues) for the third quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents declined from $42 million at June 30, 1998 to $18.8 million at March 31, 1999. Principal uses of cash during the first nine months of fiscal 1999 included: cash used for the acquisition of Dynamic of $2 million (see Note 3 - Dynamic Acquisition), cash used for the acquisition of Central Health of $465,000 (see Note 3 - Central Health Aquisition), capital expenditures of $2.8 million, payment of special dividends to shareholders of $3.9 million, purchase of treasury stock of $197,000 and $20.8 million to fund the losses for the first three quarters.

     Marketable securities approximated $21.2 million as of March 31, 1999 as compared to $20 million as of June 30, 1998. During the nine-month period ending March 31, 1999, the Company realized a loss of approximately $173,000 on sales of equity securities. From June 30, 1998 to March 31, 1999 the Company reduced its investments in equity securities from approximately $11 million to $534,000 and increased its investments in U.S. government obligations from approximately $6.7 million to $13.1 million and in corporate and government agency bonds from approximately $2.6 million to $7.6 million. This has had the intended effect of reducing the volatility of the Company's investment portfolio.

     Total liabilities were increased since June 30, 1998 by approximately $2.6 million to approximately $38.4 million at March 31, 1999. The increase in liabilities from June 30, 1998 is attributable primarily to additional debt incurred in connection with HMCA's acquisition of Dynamic, which closed in the first quarter of fiscal 1999. The Company has begun to pay down these debts, however. Total liabilities decreased approximately $1.5 million from December 31, 1998 to March 31, 1999.

     As of March 31, 1999, the Company had no unused credit facilities with banks or financial institutions.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

     There were no material changes in litigation for the third quarter of fiscal 1999 from that described in Form 10-K for the fiscal year ended June 30, 1998 and the Form 10-Q's for the first and second quarters of fiscal 1999.

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


Dated:  May 17, 1999