Form 10-Q
period 1999-09-30
FONAR CORP
filed 1999-11-15
CIK 355019

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 1999           Commission File Number 0-10248



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



                  110 Marcus Drive Melville, New York 11747
   ------------------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)



Registrant's telephone number, including area code:         (516)  694-2929
                                                            ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES X    NO
                                                  ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Class                       Outstanding at September 30, 1999
--------------------------------        ---------------------------------
Common Stock, par value $.0001                      54,652,367
Class B Common Stock, par value $.0001                   5,211
Class C Common Stock, par value $.0001               9,562,824
Class A Preferred Stock, par value $.0001            7,836,286

FONAR CORPORATION AND SUBSIDIARIES
INDEX


PART I - FINANCIAL INFORMATION                                  PAGE


Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - September 30, 1999
     and June 30, 1999                                            3-6

   Condensed Consolidated Statements of Operations for
     the Three Months Ended September 30, 1999 and
     September 30, 1998                                            7

   Condensed Consolidated Statements of Cash Flows for
     the Three Months Ended September 30, 1999 and
     September 30, 1998                                           8-9

   Condensed Consolidated Statements of Comprehensive Income
     (loss) for the Three Months Ended September 30, 1999 and
     September 30, 1998                                            9

   Notes to Condensed Consolidated Financial Statements           10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                       20


PART II - OTHER INFORMATION

                      FONAR CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (000's OMITTED)

ASSETS                                              September 30,   June 30,
                                                         1999         1999
                                                      (UNAUDITED)
Current Assets:                                        ---------    -------
  Cash and cash equivalents                              $ 9,767    $15,176

  Marketable securities                                   21,075     20,198

  Accounts receivable - net                               15,226     13,937

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                     800      1,463

  Inventories                                              3,745      4,238

  Prepaid expenses and other current assets                  423        701
                                                          ------     ------
        Total current assets                              51,036     55,713
                                                          ------     ------

Restricted cash                                            5,000      5,000

Property and equipment - net                              11,541     11,442

Advances and notes to related parties - net                1,343      1,435

Notes receivable - net                                        13         25

Excess of cost over net assets of businesses acquired-net 22,571     22,876

Other intangible assets - net                                828        889

Other assets                                                 257        268
                                                        --------   --------
                                                        $ 92,589   $ 97,648
                                                        ========   ========

  See accompanying notes to consolidated financial statements (unaudited).

                      FONAR CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (000's OMITTED)

                                                    September 30,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1999         1999
                                                      (UNAUDITED)
Current Liabilities:                                  ----------   --------
  Current portion of debt and capital leases             $ 4,542    $ 4,474
  Accounts payable                                         1,744      2,402
  Other current liabilities                                9,925      9,921
  Customer advances                                           92         96
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                          -          -
  Income taxes payable                                       952        957
                                                          ------     ------
      Total current liabilities                           17,255     17,850

Long-term debt and capital lease obligations
   less current portion                                   18,920     20,348
Other non-current liabilities                                133        131
                                                          ------     ------
      Total liabilities                                   36,308     38,329
                                                          ------     ------
Minority interest                                              -         15
                                                          ------     ------
Commitments and contingencies (Notes 8 and 9)

                      FONAR CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's OMITTED)

STOCKHOLDERS' EQUITY

Common Stock $.0001 par value; 60,000,000
shares authorized; 54,652,367 issued and outstanding
at September 30 and 53,793,042 at June 30, 1999                5          5

Class B Common Stock $ .0001 par value; 4,000,000
shares authorized, (10 votes per share), 5,211 issued
and outstanding at September 30 and at June 30, 1999           -          -

Class C Common Stock $.0001 par value;  10,000,000
shares authorized, (25 votesper share), 9,562,824 issued
and outstanding at September 30 and at June 30, 1999           1          1

Class A non-voting Preferred Stock $.0001 par value;
8,000,000 authorized, 7,836,286 issued and outstanding
at September 30 and at June 30, 1999                           1          1

Paid-in capital in excess of par value                    95,966     95,386
Accumulated other comprehensive income                   (   204)   (   203)
Accumulated deficit                                      (37,204)   (33,861)
Notes receivable - stockholders                          ( 1,332)   ( 1,226)
Unearned compensation                                    (   321)   (   207)
Treasury stock - 235,864 shares of common stock
  at September 30 and 205,864 at June 30, 1999           (   631)   (   592)
                                                         -------    -------
      Total stockholders' equity                          56,281     59,304
                                                         -------    -------
      Total liabilities and stockholders' equity        $ 92,589   $ 97,648
                                                         =======    =======

    See accompanying notes to consolidated financial statements (unaudited).

                      FONAR CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                    (000's OMITTED, except per share data)
                                                  FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                     ---------------------
                                                       1999         1998
REVENUES                                             --------     --------
  Product sales - net                                $   978      $   494
  Service and repair fees - net                          344          569
  Scanning and management fees - net                   8,326        6,473
                                                     --------     --------
     Total Revenues - Net                              9,648        7,536
                                                     --------     --------
COSTS OF REVENUES:
  Cost of product sales                                1,242          855
  Cost of service and repair fees                        908          520
  Cost of scanning and management fees - net           5,533        4,500
  Research and development expenses                    1,562        1,615
  Selling, general and administrative expenses         3,424        3,116
  Compensatory element of stock issuances                119            -
  Amortization of excess of cost over assets acquired    305          225
                                                     --------     --------
     Total Costs and Expenses                         13,093       10,831
                                                     --------     --------
Loss From Operations                                 ( 3,445)     ( 3,295)

Interest Expense                                     (   601)     (   308)

Interest Income                                          556          777

Other income-principally gain on litigation awards       216            9
                                                      ------      -------
Loss before provision for taxes and
 minority interest                                   ( 3,274)     ( 2,817)

Provision for income taxes                                 5            1
                                                      -------      -------
Loss before minority interest                        ( 3,279)     ( 2,818)

Minority interest in net (income) loss
 of subsidiary and partnership                       (    64)     (    26)
                                                      -------      -------
NET LOSS                                            $( 3,343)    $( 2,844)
                                                      =======      =======
Basic and Diluted Net Loss per share                  $(.05)      $(.04)
                                                      ======      ======
Weighted average number of shares outstanding         65,446      63,837
                                                      ======      ======
See accompanying notes to consolidated financial statements (unaudited).

                      FONAR CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                               (000'S OMITTED)

                                                  FOR THE THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         -----------------
                                                          1999       1998
                                                         ------     ------
Cash Flows from Operating Activities
 Net Loss                                              $( 3,343)  $( 2,844)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest in net income (loss)                   64         26
    Depreciation and amortization                         1,041        999
    Imputed interest on deferred payment obligation         105         27
    Compensatory element of stock issuances                 119          -
    Stock issued in settlement of current liabilities       172         74
    (Increase) decrease in operating assets, net:
       Accounts and notes receivable                    ( 1,277)   (   982)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                  663        573
       Inventories                                          493         14
       Prepaid expenses and other current assets            278    (   375)
       Other assets                                          11         24
       Receivables and advances to affiliates and
         related parties                                     92         28
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                 (   658)   (   409)
       Other current liabilities                            173    (   222)
       Customer advances                                (     4)   (   197)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                    -          -
       Other liabilities                                      2          5
                                                         ------     ------
Net cash used in operating activities                   ( 2,069)   ( 3,259)
                                                         ------     ------

Cash Flows from Investing Activities:
  Investment (reduction) in marketable securities       (   877)       676
  Acquisitions, net of cash acquired                          -    ( 2,000)
  Purchases of property and equipment - net             (   773)   ( 1,340)
  Cost of capitalized software development
    and patents                                               -    (    47)
                                                         ------     ------
Net cash used in investing activities                   ( 1,650)   ( 2,711)
                                                         ------     ------


See accompanying notes to consolidated financial statements (unaudited).

                      FONAR CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                               (000'S OMITTED)

                                                  FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         -----------------
                                                           1999       1998
                                                         ------     ------
 Cash Flows from Financing Activities:
  Distributions to minority interest                    (    80)   (   106)
  Repayment of borrowings and capital
    lease obligations                                   ( 1,465)   (   309)
  Dividends paid                                              -    ( 1,324)
  Purchase of treasury stock                            (    39)   (   197)
                                                         ------     ------
  Net cash provided by financing activities             ( 1,690)   ( 1,936)
                                                         ------     ------

Increase (Decrease) in Cash                             ( 5,409)   ( 7,906)

Cash at beginning of period                              15,176     41,751
                                                         ------     ------
Cash at end of period                                   $ 9,767    $33,845
                                                         ======     ======

See accompanying notes to consolidated financial statements (unaudited).


                      FONAR CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (UNAUDITED)
                               (000'S OMITTED)

                                                   FOR THE THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         -----------------
                                                          1999       1998
                                                         ------     ------
Net loss                                                $(3,343)   $(2,844)

Other comprehensive income, net of tax:
    Unrealized gains (losses) on securities,
      net of tax                                              1     (1,240)
                                                         -------    -------
Total comprehensive loss                                $(3,342)   $(4,084)
                                                         =======    =======

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)
NOTE 1  - DESCRIPTION OF BUSINESS

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

      Health Management Corporation of America ("HMCA") was organized by the Company in March 1997 as a wholly-owned subsidiary in order to enable the Company to expand into the business of providing comprehensive management services to physician practices and other medical providers, including diagnostic imaging centers and ancillary services. The services provided by the Company include development, administration, leasing of office space, facilities and medical equipment, provision of supplies, staffing and supervision of non-medical personnel, legal services, accounting, billing and collection and the development and implementation of practice growth and marketing strategies.

      HMCA entered the physician and diagnostic management services business through the consummation of two acquisitions, effective June 30, 1997, two acquisitions which were consummated during fiscal 1998 and one acquisition consummated in August of 1998. The acquired companies in all cases were actively engaged in the business of managing medical providers. The medical providers are diagnostic imaging centers, principally MRI scanning centers, multi-specialty practices and primary care practices.

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

     Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At September 30, 1999, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in comprehensive income. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.

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

     Revenue under management and lease contracts is recognized based upon contractual agreements for management services rendered by the Company and leases of medical equipment under various long-term agreements with related medical providers (the "PC's"), commencing July 1, 1997. The PC's are primarily owned by Raymond V. Damadian, M.D., President and Chairman of the Board of FONAR. The Company's agreements with the PC's stipulate fees for services rendered and equipment leased, are primarily calculated on activity based efforts at pre-determined rates per unit of activity. All fees are re-negotiable at the anniversary of the agreements and each year thereafter.

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

     Cash and Cash Equivalents
     -------------------------

     The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents. At September 30, 1999, the Company had cash deposits of approximately $9.5 million in excess of federally insured limits.

     Restricted Cash
     ---------------

     At September 30, 1999, $5,000,000 of cash was pledged as collateral on an outstanding bank loan and was classified as restricted cash on the balance sheet.

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

     Fair Value of Financial Instruments
     -----------------------------------

     The financial statements include various estimated fair value information at September 30, 1999 and June 30, 1999, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

     Comprehensive Income
     --------------------

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

     New Pronouncements
     ------------------

     Effective July 1, 1998 the Company adopted the provisions of SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which revises the accounting for software development costs and requires the capitalization of certain costs. No adjustments were required as a result of this adoption.

     Reclassifications
     -----------------

     Certain prior year balances have been reclassified to conform with the current year presentation.


NOTE 3  -  ACQUISITIONS


     Dynamic Health Care Management, Inc.
     ------------------------------------

     On August 20, 1998, the Company's physician and diagnostic management subsidiary, HMCA, consummated the acquisition of the common stock of Dynamic Health Care Management, Inc. ("Dynamic"), a New York corporation, which manages three physician practices on Long Island, New York. The practices consist of internal medicine, physiatry and physical rehabilitation.

     Pursuant to the Dynamic agreements, HMCA acquired all of the common stock of Dynamic for $2,000,000 in cash, a note payable for $1,265,000 bearing interest at 7.5% per annum, payable in sixty monthly installments, commencing one month following the closing date, a note payable for $2,870,000 bearing interest at 7.5% per annum payable in three annual installments of principal and interest commencing one year after the closing date, and convertible notes face amount of $5,490,000, payable in thirty-six monthly installments of principal and interest, commencing two years after the closing date.

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

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 4  - MARKETABLE SECURITIES
          ---------------------
     The following is a summary of marketable securities at September 30, 1999:

                                           (000's omitted)
                                           ---------------
                                             Unrealized
                               Amortized      Holdings     Fair Market
                                  Cost      Gains (Loss)      Value
                                ---------   -----------   -----------
       U.S. Government
        Obligations              $12,002        $  (20)     $11,982
       Corporate and government
        agency bonds               9,277          (184)       9,093
       Equity securities
        including
        mutual stock funds          -            (-)           -
                                ---------   -----------   -----------
                                 $21,279       $  (204)     $21,075
                                =========   ===========   ===========


NOTE 5  - ACCOUNTS RECEIVABLE, NET
          ------------------------
           Accounts receivable, net is comprised of the following:

                                             (000's omitted)
                                             ---------------
                                September 30, 1999       June 30, 1999
                                ------------------        -------------

      Receivable from equipment
        sales and service            $ 2,093                $ 1,728
      Receivables assigned from
        related PC's                  16,574                 15,486
      Less: Allowance for
        doubtful accounts
        and contractual
        allowances                    (3,441)                (3,277)
                                     -------                -------

                                     $15,226                $13,937
                                     =======                =======


     The Company's customers are concentrated in the healthcare industry.

     The Company's receivable assigned from the related PC's substantially consists of fees outstanding under management agreements, service contracts and lease agreements with related PC's. Payment of the outstanding fees is based on collection by the PC's of fees from third party medical reimbursement organizations, principally insurance companies and health management organizations.

     Collection by the Company of its accounts receivable may be impaired by the uncollectibility of medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Further, payment of certain of the no-fault receivables are substantially contingent upon the timing of settlement of pending litigation involving the recipient of services and third parties (Letter of Protection or "LOP-type" accounts receivable). Approximately 33% and 25% of the PC's net revenues for the three months ended September 30, 1999 and September 30, 1998, respectively, were derived from no-fault and personal injury protection claims. By their nature, the realization of a substantial portion of these receivables is expected to extend beyond one year from the date the service was rendered. The Company anticipates that a material amount of its accounts receivable will be outstanding for periods in excess of twelve months in the future. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company takes all legally available steps, including legally prescribed arbitrations, to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

     For LOP-type receivables, the Company provides for uncollectible accounts at substantially higher rates than any other revenue source.

     Net revenues from the related PC's accounted for approximately 65% and 77% of the consolidated net revenues for the three months ended September 30, 1999 and 1998, respectively. As of June 30, 1999, the Company had a significant receivable balance from one insurance company, which totaled $1,623,000.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)
NOTE 6  - INVENTORIES

     Inventories included in the accompanying consolidated balance sheets consist of:

                                       (000's omitted)
                                September 30, 1999      June 30, 1999
 Purchased parts, components
   and supplies                       $3,250               $ 3,678
   Work-in-process                       495                   560
                                      ------               -------
                                      $3,745               $ 4,238
                                      ======               =======

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

     During the three months ended September 30, 1999 and 1998, the Company paid approximately $576,000 and $189,000 for interest, respectively. During the three months ended September 30, 1999 and 1998, the Company paid approximately $10,000 and $1,000 for income taxes, respectively.

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


NOTE 9 - LITIGATION

     On August 4, 1998, Beal Bank filed a notice of motion for summary judgment against Melville Magnetic Resonance Imaging, P.C. ("Melville Magnetic") and the Company. The motion for summary judgment seeks to recover $733,855, plus accrued interest of $221,809 for payment of a bank loan executed by Melville Magnetic and guaranteed by the Company. In April 1999, summary judgment was granted against Melville Magnetic and the Company, as a guarantor on the loan. The court's decision is currently under appeal. Included in accrued liabilities at September 30, 1999 is $650,000 related to this judgment.

NOTE 10 - PRO FORMA INFORMATION

     The Company's consolidated financial statements for the three months ended September 30, 1998 do not include the results of operations of Dynamic for the period July 1, 1998 through August 20, 1998. The following summarizes the unaudited pro forma results of operations for the three months ended September 30, 1998, assuming the foregoing acquisition had occurred on June 30, 1998 (in thousands, except per share data):

                                            Three Months Ended
                                            September 30, 1998
                                            -------------------
                                               (Unaudited)
           Revenues, net                     $      8,215
           Loss from operations              $     (3,044)
           Income (loss) before taxes        $     (2,656)
           Fully diluted net income
             (loss) per share                       $(.04)


NOTE 11 - SUBSEQUENT EVENT

     In October, 1999, the Company sold the stock of its subsidiary, Medical SNI. Medical SNI, based in Haifa, Israel, designs and develops products for the medical imaging and archiving industry. The effects of the sale include the removal of liabilities of approximately $1.2 million and a pre-tax gain of approximately $1.0 million. Fonar has a non-exclusive, perpetual, royalty free worldwide license to use and sublicense the technology that was developed up to the time of the sale.


NOTE 12 - SEGMENT AND RELATED INFORMATION

     Effective July 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders.

     The Company  operates in two industry  segments -  manufacturing  and the
servicing  of  medical  equipment  and  management  of  physician   practices,
including diagnostic imaging services.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales are market-based. The Company evaluates performance based on income or loss from operations.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE 12 - SEGMENT AND RELATED INFORMATION (continued)

     Summarized financial information concerning the Company's reportable segments is shown for the three months ended September 30, 1999 and 1998 in the following table (in thousands):

                                                       1999        1998
 Net revenues:                                        -------    -------
   Medical equipment                                $   1,635   $  1,338
   Physician management services                        8,326      6,473
   Intersegment eliminations                          (   313)   (   275)
                                                      -------    -------
      Total                                         $   9,648   $  7,536
                                                      =======    =======

 Income (loss) from operations:
   Medical equipment                                $  (4,358)  $ (4,157)
   Physician management services                          914        862
                                                      -------    -------
      Total                                         $  (3,445)  $ (3,295)
                                                      =======    =======
 Depreciation and amortization:
   Medical equipment                                $     477   $    395
   Physician management services                          564        604
                                                      -------    -------
      Total                                         $   1,041   $    999
                                                      =======    =======
 Compensatory element of stock issuances:
   Medical equipment                                $      27   $      -
   Physician management services                           92          -
                                                      -------    -------
      Total                                         $     119   $      -
                                                      =======    =======
 Capital expenditures:
   Medical equipment                                $     663   $  1,252
   Physician management services                          110         88
                                                      -------    -------
      Total                                         $     773   $  1,340
                                                      =======    =======

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE 12 - SEGMENT AND RELATED INFORMATION (Continued)

                                                        At         At
                                                     Sept 30,   June 30,
                                                       1999       1999
                                                      ------     -------
Identifiable assets:
   Medical equipment                                $  51,526   $ 56,311
   Physician management services                       41,063     41,338
                                                      -------    -------
      Total                                         $  92,589   $ 97,648
                                                      =======    =======

Export Sales:

     The Company's areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 0.0% and 4.0% of consolidated net revenues for the three months ended September 30, 1999 and 1998, respectively.

The sales were made principally to the following locations:

                             1999              1998
                            -------           -------
  Spain                        -                4.0%


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS.


     For the fiscal quarter ended  September 30, 1999 (first quarter of fiscal
2000), the Company reported a net loss of $3.3 million on revenues of $9.6 million as compared to a net loss of $2.8 million on revenues of $7.5 million for the first quarter of fiscal 1999.

     The Company operates in two industry segments: the manufacture and servicing of medical (MRI) equipment, the Company's traditional business which is conducted directly by Fonar and physician and diagnostic management services, which is conducted through Fonar's wholly-owned subsidiary, Health Management Corporation of America ("HMCA").

     HMCA income from operations increased to approximately $914,000 for the first three months of fiscal 2000 compared to operating income of $862,000 for the first three months of fiscal 1999. The results for fiscal 1999 reflected the profitability of HMCA's five acquisitions, Dynamic Health Care Management, Inc. ("Dynamic"), A & A Services, Inc. ("A & A"), Central Health Care Management Services LLC ("Central Health"), Affordable Diagnostics, Inc. and its related companies ("Affordable") and Raymond V. Damadian, M.D. MR Scanning Centers Management Company and two related Florida companies ("RVDC"). Dynamic is a management services organization (MSO) managing multi-specialty physician practices in Nassau and Suffolk Counties in New York, A & A is an MSO managing primary care practices in Queens County and Central Health is a multi-specialty MSO in Yonkers, New York. Affordable was engaged in the business of providing management services, office space, equipment and non-medical personnel to diagnostic imaging centers and a physical rehabilitation center. RVDC was engaged in the business of providing management and other services to diagnostic imaging centers. Results of operations of Dynamic are included from and after August 20, 1998, the closing of the acquisition, and hence the results of operations for HMCA for the first quarter of fiscal 1999 do not include the results of operations of Dynamic from July 1, 1998 to August 20, 1998.

     The income from operations attributable to HMCA (physician and diagnostic management services) was not sufficient to offset the operating loss from the Company's traditional MRI equipment manufacturing and service business ($4.3 million for the first three months of fiscal 2000 as compared to $4.2 million for the first three months of fiscal 1999). Accordingly the Company's consolidated operating loss was $3.4 million for the first three months of fiscal 2000 as compared to an operating loss of $3.3 million for the first quarter of fiscal 1999.

     The principal reason for the Company's operating losses was low product sales volumes while the Company was focused on the research and development of its new products. Sales revenues attributable to the Company's medical (MRI) equipment business (sales and service) were $1.6 million for the first three months of fiscal 2000 as compared to $1.3 million for the first three months of fiscal 1999. Costs of revenues attributable to the Company's medical equipment business were $2.2 million for the first three months of fiscal 2000 and $1.6 million for the first three months of fiscal 1999.

     The Company's efforts to improve equipment sales volume has been focused on research and development (expenditures of $1.6 million for the first three months of each of fiscal 2000 and fiscal 1999) to improve the competitiveness of its products and increasing marketing and sales efforts.

     The Company's QUAD(TM) 7000 and QUAD(TM) 12000 MRI scanners, together with the Company's works-in-progress (The OR-360(TM) MRI, Stand-Up(TM) MRI and The Open Sky(TM) MRI), are intended to significantly improve the Company's competitive position. The QUAD scanners are highly competitive non-claustrophobic scanners not previously available in the MRI market. At .6 Tesla field strength, the QUAD 12000 magnet is the highest field "Open MRI" in the industry, with the largest patient opening as well. The high field permits the Company's Open MRI to provide the superior image quality traditionally missing in other Open MRI products because of their lower field strengths.

     The Company's current "works in progress" are the OR 360(TM) scanner, the Open Sky MRI(TM) scanner and the Stand-Up MRI(TM) scanner. The OR 360 has an enlarged room sized magnet which allows full-fledged surgical teams to perform conventional surgery on the patient inside the magnet. Surgical instruments, needles, catheters, endoscopes and the like can be guided to the malignant lesion by means of the MRI image, and treatment agents may be administered directly and exclusively to the malignant tissue. The Open Sky MRI, similar in design to the OR 360, includes the floor, ceiling and sidewalls of the scanning room as part of the iron frame of the magnet. Unlike the OR 360, the Open Sky MRI is strictly a diagnostic scanner, and does not include the software and features that make the OR 360 suitable as an operating room. The Company's Stand-Up MRI will allow patients to be scanned while standing, sitting, bending or reclining. As a result MRI will be able to be used to show abnormalities and injuries (particularly of the joints and spine) under full weight-bearing conditions.

     The Company has begun to shift its focus from research and development to sales and marketing. To that end, the Company has entered into an agreement with X-Ray Marketing Associates, a national network of independent dealers employing in the aggregate over 700 professional sales representatives. Pursuant to that agreement, X-Ray Marketing Associates has become a distributor for Fonar's line of open MRI scanners.

     As part of its marketing program, the Company will attend the industry's annual trade show, RSNA (Radiological Society of North America) in November 1999. The Company believes that it is well positioned to take advantage of the "Open MRI" market, as the manufacturer of the only high-field "Open MRI" in the industry.

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

     There were no revenues from foreign product sales or costs of revenues for foreign product sales for the first three months of fiscal 2000. This compares to $306,000 in foreign product sales revenues during the first three months of fiscal 1999 (approximately 62% of product sales revenues and 4% of all revenues) against $530,000 in costs of foreign product sales revenues (approximately 62% of costs of revenues for product sales and 9% of all costs of revenues) for the first three months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents declined from $15.2 million at June 30, 1999 to $9.8 million at September 30, 1999. Principal uses of cash during the first three months of fiscal 2000 included: capital expenditures of $800,000, purchase of short-term investments of $900,000, repayment of long-term debt of $1.5 million and $2.1 million to fund the losses for the first three months of fiscal 2000.

     Marketable securities approximated $21.1 million as of September 30, 1999 as compared to $20 million as of June 30, 1999. From June 30, 1999 to September 30, 1999 the Company reduced its investments in equity securities from approximately $100,000 to $0 and increased its investments in U.S. government obligations from approximately $11.0 million to $12.0 million. The Company's investments in corporate and government agency bonds remained the same at $9.1 million.

     Total liabilities decreased since June 30, 1999 by approximately $2.0 million to approximately $36.3 million at September 30, 1999. The decrease in liabilities from June 30, 1999 is attributable primarily to the retirement of debt in the ordinary course.

     As of September 30, 1999, the Company had no unused credit facilities with banks or financial institutions.

     The Company's business plan currently includes an aggressive program for manufacturing and selling its new line of QUAD scanners and expanding its new physician and diagnostic management services business.

     The Company believes that it has sufficient cash resources and other liquid assets to support of its operations.

     The Company has assessed and continues to assess the impact of the Year 2000 Issue (Y2K) on its financial reporting systems and operations. The Year 2000 Issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. The Company has developed a plan to meet this issue. The Company has reviewed all in-house computer based systems. The MIS department is on schedule for updating or replacing older systems that are not Y2K compatible. The Company has also reviewed, tested and started to change to its existing customer base of MRI scanners. The Company expects that all computer based systems will be Y2K compliant by the year 2000. Costs of addressing these items are not expected to have a material adverse impact on the Company's financial position.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

     There were no material changes in litigation for the first quarter of fiscal 2000 from that described in Form 10-K for the fiscal year ended June 30, 1999.

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


Dated:  November 15, 1999