Form 10-Q/A
period 1999-09-30
FONAR CORP
filed 1999-12-07
CIK 355019

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

                      FONAR CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                               (000'S OMITTED)

                                                  FOR THE THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         -----------------
                                                          1999       1998
                                                         ------     ------
Cash Flows from Operating Activities
 Net Loss                                              $( 3,343)  $( 2,844)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest in net income (loss)                   64         26
    Depreciation and amortization                         1,041        999
    Imputed interest on deferred payment obligation         105         27
    Compensatory element of stock issuances                 119          -
    Stock issued in settlement of current liabilities       172         74
    (Increase) decrease in operating assets, net:
       Accounts and notes receivable                    ( 1,277)   (   982)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                  663        573
       Inventories                                          493         14
       Prepaid expenses and other current assets            278    (   375)
       Other assets                                          11         24
       Receivables and advances to affiliates and
         related parties                                     92         28
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                 (   658)   (   409)
       Other current liabilities                             67    (   222)
       Customer advances                                (     4)   (   197)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                    -          -
       Other liabilities                                      2          5
                                                         ------     ------
Net cash used in operating activities                   ( 2,175)   ( 3,259)
                                                         ------     ------

Cash Flows from Investing Activities:
  Investment (reduction) in marketable securities       (   877)       676
  Acquisitions, net of cash acquired                          -    ( 2,000)
  Purchases of property and equipment - net             (   773)   ( 1,340)
  Cost of capitalized software development
    and patents                                               -    (    47)
                                                         ------     ------
Net cash used in investing activities                   ( 1,650)   ( 2,711)
                                                         ------     ------


See accompanying notes to consolidated financial statements (unaudited).

                      FONAR CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                               (000'S OMITTED)

                                                  FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         -----------------
                                                           1999       1998
                                                         ------     ------
 Cash Flows from Financing Activities:
  Distributions to minority interest                    (    80)   (   106)
  Repayment of borrowings and capital
    lease obligations                                   ( 1,465)   (   309)
  Dividends paid                                              -    ( 1,324)
  Purchase of treasury stock                            (    39)   (   197)
                                                         ------     ------
  Net cash used in financing activities                 ( 1,584)   ( 1,936)
                                                         ------     ------

Increase (Decrease) in Cash                             ( 5,409)   ( 7,906)

Cash at beginning of period                              15,176     41,751
                                                         ------     ------
Cash at end of period                                   $ 9,767    $33,845
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

Item 3 - Defaults Upon Senior Securities:  None

Item 4 - Submission of Matters to a Vote of Security Holders: None

Item 5 - Other Information:  None

Item 6 - Exhibits and Reports on Form 8-K:  None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this ammended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FONAR CORPORATION
                                  (Registrant)



                                  By:  /s/ Raymond V. Damadian
                                  Raymond V. Damadian
                                  President & Chairman


Dated:  December 7, 1999