Form 10-Q
period 1999-12-31
FONAR CORP
filed 2000-02-14
CIK 355019

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 1999            Commission File Number 0-10248



                           FONAR CORPORATION
--------------------------------------------------------------------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Class                        Outstanding at December 31, 1999
--------------------------------       ---------------------------------------
Common Stock, par value $.0001                         55,712,793
Class B Common Stock, par value $.0001                      5,211
Class C Common Stock, par value $.0001                  9,562,824
Class A Preferred Stock, par value $.0001               7,836,286

FONAR CORPORATION AND SUBSIDIARIES
INDEX







PART I - FINANCIAL INFORMATION                                  PAGE



Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - December 31, 1999
     and June 30, 1999                                            3

   Condensed Consolidated Statements of Operations for
     the Three Months Ended December 31, 1999 and
     December 31, 1998                                            5

   Condensed Consolidated Statements of Operations for
     the Six Months Ended December 31, 1999 and
     December 31, 1998                                            6

   Condensed Consolidated Statements of Cash Flows for
     the Six Months Ended December 31, 1999 and
     December 31, 1998                                            7

   Condensed Consolidated Statements of Comprehensive
     Income (Loss) for the Six Months Ended December 31, 1999
     and December 31, 1998                                        8


   Notes to Condensed Consolidated Financial Statements           9



Item 2. Management's Discussion and Analysis of Financial        22
        Condition and Results of Operations


PART II - OTHER INFORMATION                                      25

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                               December 31,   June 30,
                                                         1999         1999
                                                      (UNAUDITED)
Current Assets:                                        ---------    -------
  Cash and cash equivalents                              $ 7,074    $15,176

  Marketable securities                                   19,390     20,198

  Accounts receivable - net                               15,776     13,937

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                     493      1,463

  Inventories                                              3,431      4,238

  Prepaid expenses and other current assets                  489        701
                                                          ------     ------
        Total current assets                              46,653     55,713
                                                          ------     ------

Restricted cash                                            5,000      5,000

Property and equipment - net                              11,272     11,442

Advances and notes to affiliates and related parties- net  1,261      1,435

Costs and estimated earnings in excess
    of billings on uncompleted contracts-long term           573          -

Notes receivable - net                                         6         25

Excess of cost over net assets of businesses acquired-net 22,266     22,876

Other intangible assets - net                                768        889

Other assets                                                 271        268
                                                        --------   --------
                                                        $ 88,070   $ 97,648
                                                        ========   ========













  See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)
                                                     December 31,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     1999         1999
                                                      (UNAUDITED)
Current Liabilities:                                  ----------   --------
  Current portion of debt and capital leases             $ 3,849    $ 4,474
  Accounts payable                                         1,664      2,402
  Other current liabilities                                8,966      9,921
  Customer advances                                          103         96
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                          -          -
  Income taxes payable                                       938        957
                                                          ------     ------
      Total current liabilities                           15,520     17,850

Long-term debt and capital lease obligations
   less current portion                                   18,306     20,348
Other non-current liabilities                                250        131
                                                          ------     ------
      Total liabilities                                   34,076     38,329
                                                          ------     ------
Minority interest                                             27         15
                                                          ------     ------
Commitments and contingencies                                  -          -

STOCKHOLDERS' EQUITY

Common Stock $.0001 par value; 60,000,000
shares authorized; 55,712,793 issued and outstanding
at December 31 and 53,793,042 at June 30, 1999                 5          5

Class B Common Stock $ .0001 par value; 4,000,000
shares authorized, (10 votes per share), 5,211 issued
and outstanding at December 31 and at June 30, 1999            -          -

Class C Common Stock $.0001 par value; 10,000,000 shares
authorized, (25 votes per share), 9,562,824 issued
and outstanding at December 31 and at June 30, 1999            1          1

Class A non-voting Preferred Stock $.0001 par value;
8,000,000 authorized, 7,836,286 issued and outstanding
at December 31 and at June 30, 1999                            1          1

Paid-in capital in excess of par value                    96,100     95,386
Accumulated other comprehensive income                   (   324)   (   203)
Accumulated deficit                                      (39,868)   (33,861)
Notes receivable - stockholders                          ( 1,059)   ( 1,226)
Unearned compensation                                    (   218)   (   207)
Treasury stock - 270,864 shares of common stock
  at December 31 and 205,864 at June 30, 1999            (   671)   (   592)
                                                         -------    -------
      Total stockholders' equity                          53,967     59,304
                                                         -------    -------
      Total liabilities and stockholders' equity        $ 88,070   $ 97,648
                                                         =======    =======
    See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                  FOR THE THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                     ---------------------
                                                       1999         1998
REVENUES                                             --------     --------
  Product sales - net                                $   832      $   602
  Service and repair fees - net                          493          572
  Scanning and management fees - net                   8,176        7,962
                                                     --------     --------
     Total Revenues - Net                              9,501        9,136
                                                     --------     --------
COSTS OF REVENUES:
  Cost of product sales                                1,191        1,316
  Cost of service and repair fees                        881          615
  Cost of scanning and management fees - net           5,796        5,340
  Research and development expenses                    1,453        1,589
  Selling, general and administrative expenses         4,089        3,670
  Provision for bad debt                                   -            -
  Compensatory element of stock issuances                111            -
  Amortization of excess of cost over assets acquired    305          314
                                                     --------     --------
     Total Costs and Expenses                         13,826       12,844
                                                     --------     --------
Loss From Operations                                 ( 4,325)     ( 3,708)

Interest Expense                                     (   392)     (   461)

Investment Income - net                                  533          283

Gain on sale of subsidiary                             1,022            -

Other income-principally gain on litigation awards       559        1,501
                                                      ------      -------
Loss before provision for taxes and
 minority interest                                   ( 2,603)     ( 2,385)

Provision for income taxes                                 6            1
                                                      -------      -------
Loss before minority interest                        ( 2,609)     ( 2,386)

Minority interest in net (income) loss
 of subsidiary and partnership                       (    55)     (    92)
                                                      -------      -------
NET LOSS                                            $( 2,664)    $( 2,478)
                                                      =======      =======


Basic and diluted Net Loss per share                  $(.04)      $(.04)
                                                      ======      ======

Weighted average number of shares outstanding         66,471      63,871
                                                      ======      ======

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                   FOR THE SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                     ---------------------
                                                       1999         1998
REVENUES                                             --------     --------
  Product sales - net                                $ 1,810      $ 1,096
  Service and repair fees - net                          837        1,141
  Scanning and management fees - net                  16,502       14,435
                                                     --------     --------
     Total Revenues - Net                             19,149       16,672
                                                     --------     --------
COSTS OF REVENUES:
  Cost of product sales                                2,433        2,171
  Cost of service and repair fees                      1,788        1,136
  Cost of scanning and management fees - net          11,329        9,840
  Research and development expenses                    3,015        3,204
  Selling, general and administrative expenses         7,515        6,786
  Provision for bad debt                                   -            -
  Compensatory element of stock issuances                230            -
  Amortization of excess of cost over assets acquired    609          539
                                                     --------     --------
     Total Costs and Expenses                         26,919       23,676
                                                     --------     --------
Loss From Operations                                 ( 7,770)     ( 7,004)

Interest Expense                                     (   993)     (   768)

Investment Income - net                                1,089        1,061

Gain on sale of subsidiary                             1,022            -

Other income-principally gain on litigation awards       775        1,509
                                                      ------      -------
Loss before provision for taxes and
 minority interest                                   ( 5,877)     ( 5,202)

Provision for income taxes                                11            1
                                                      -------      -------
Loss before minority interest                        ( 5,888)     ( 5,203)

Minority interest in net (income) loss
 of subsidiary and partnership                       (   119)     (   118)
                                                      -------      -------
NET LOSS                                            $( 6,007)    $( 5,321)
                                                      =======      =======


Basic and diluted Net Loss per share                  $(.09)       $(.08)
                                                      ======       ======

Weighted average number of shares outstanding         66,471       63,871
                                                      ======       ======

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                   FOR THE SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                         -----------------
                                                          1999       1998
                                                         ------     ------
Cash Flows from Operating Activities
 Net Loss                                              $( 6,007)  $( 5,321)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest in net income (loss)                  119        118
    Depreciation and amortization                         2,100      2,157
    Imputed interest on deferred payment obligation         210        147
    Provision for losses on accounts and notes
      receivable and accounts receivable from affiliates      -          -
    Gain on sale of subsidiary                          ( 1,022)
    Compensatory and fee element of stock issuances         230          -
    Stock issued in settlement of current liabilities       293         74
    (Increase) decrease in operating assets, net:
       Accounts and notes receivable                    ( 1,908)   ( 1,708)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                  397        262
       Inventories                                          807    (   944)
       Prepaid expenses and other current assets            212    (   759)
       Other assets                                     (     3)   (   157)
       Receivables and advances to affiliates and
         related parties                                    174        119
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                 (   623)   (   364)
       Other current liabilities                        (   354)   (   818)
       Customer advances                                      7    (   382)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                    -    (    31)
       Other liabilities                                      4         10
                                                         ------     ------
Net cash provided by (used in) operating activities     ( 5,364)   ( 7,597)
                                                         ------     ------

Cash Flows from Investing Activities:
  Investment (reduction) in marketable securities           808      1,076
  Acquisitions, net of cash acquired                          -    ( 2,000)
  Purchases of property and equipment - net             ( 1,199)   ( 2,242)
  Cost of capitalized software development
    and patents                                               -          -
                                                         ------     ------
Net cash used in investing activities                   (   391)   ( 3,166)
                                                         ------     ------






See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                   FOR THE SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                         -----------------
                                                          1999       1998
                                                         ------     ------
 Cash Flows from Financing Activities:
  Distribution to minority interest                     (   166)   (   185)
  Repayment of borrowings and capital
    lease obligations                                   ( 2,102)   (   920)
  Dividends paid                                              -    ( 2,649)
  Purchase of treasury stock                            (    79)   (   197)
                                                         ------     ------
  Net cash used by financing activities                 ( 2,347)   ( 3,951)
                                                         ------     ------

Increase (Decrease) in Cash                             ( 8,102)   (14,714)

Cash at beginning of period                              15,176     41,751
                                                         ------     ------
Cash at end of period                                   $ 7,074    $27,037
                                                         ======     ======

See accompanying notes to consolidated financial statements (unaudited).


FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(000'S OMITTED)

                                                    FOR THE SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                         -----------------
                                                          1999       1998
                                                         ------     ------
Net loss                                                $(6,007)   $(5,321)

Other comprehensive income, net of tax:
    Unrealized gains (losses) on securities,
      net of tax                                         (  121)        33
                                                         -------    -------
Total comprehensive loss                                $(6,128)   $(5,288)
                                                         =======    =======









See accompanying notes to consolidated financial statements (unaudited).

                        FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999
                                   (UNAUDITED)
NOTE 1  - DESCRIPTION OF BUSINESS

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1999
                                   (UNAUDITED)

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

     Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 1999, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in comprehensive income. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1999
                                   (UNAUDITED)

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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

     Revenue Recognition
     -------------------

     Revenue  on  sales  contracts  for  scanners  is  recognized   under  the
percentage-of-completion method. The Company manufactures its scanners

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1999
                                   (UNAUDITED)

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1999
                                   (UNAUDITED)

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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

     Cash and Cash Equivalents
     -------------------------

     The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents. At December 31, 1999, the Company had cash deposits of approximately $6.8 million in excess of federally insured limits.

     Restricted Cash
     ---------------

     At December 31, 1999, $5,000,000 of cash was pledged as collateral on an outstanding bank loan and was classified as restricted cash on the balance sheet.

     Concentration of Credit Risk
     ----------------------------

     Financial   instruments,   which  potentially   subject  the  Company  to
concentrations of credit risk, are primarily cash, trade accounts receivable, notes receivable, investment in sales-type leases and

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1999
                                   (UNAUDITED)

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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


     Fair Value of Financial Instruments
     -----------------------------------

     The financial statements include various estimated fair value information at December 31, 1999 and June 30, 1999, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1999
                                   (UNAUDITED)

NOTE 2  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


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

     Pursuant to the Dynamic agreements, HMCA acquired all of the common stock of Dynamic for $2,000,000 in cash, a note payable for $1,265,000 bearing interest at 7.5% per annum, payable in sixty monthly installments, commencing one month following the closing date, a note payable for

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1999
                                   (UNAUDITED)

NOTE 3  - ACQUISITIONS (Continued)


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


NOTE 4  - MARKETABLE SECURITIES
          ---------------------
The  following is a summary of marketable securities at December 31, 1999:

                                                  (000's omitted)
                                                  ---------------
                                                  Unrealized
                                      Amortized    Holdings     Fair Market
                                         Cost     Gains (Loss)     Value
                                      ---------   -----------   -----------
            U.S. Government
             Obligations              $ 8,885        $  (71)     $ 8,814
            Corporate and government
             agency bonds              10,829          (253)      10,576
            Equity securities
             including
             mutual stock funds          ---           ---          ---
                                      ---------   -----------   -----------
                                      $19,714       $  (324)     $19,390
                                      =========   ===========   ===========

                        FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999
                                   (UNAUDITED)


NOTE 5  - ACCOUNTS RECEIVABLE, NET
          ------------------------
           Accounts receivable, net is comprised of the following:
                                                  (000's omitted)
                                                  ---------------

                                    December 31, 1999        June 30, 1999
                                    ------------------       -------------

      Receivable from equipment
        sales and service              $ 1,925                $ 1,728
      Receivables assigned from
        related PC's                    17,395                 15,486
      Less: Allowance for
        doubtful accounts
        and contractual
        allowances                      (3,544)                (3,277)
                                       -------                -------

                                       $15,776                $13,937
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

     Collection by the Company of its accounts receivable may be impaired by the uncollectibility of medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Further, payment of certain of the no-fault receivables are substantially contingent upon the timing of settlement of pending litigation involving the recipient of services and third parties (Letter of Protection or "LOP-type" accounts receivable). Approximately 33% and 25% of the PC's net revenues for the six months ended December 31, 1999 and December 31, 1998, respectively, were derived from no-fault and personal injury protection claims. By their nature, the realization of a substantial portion of these receivables is expected to extend beyond one year from the date the service was rendered. The Company anticipates that a material amount of its accounts receivable will be outstanding for periods in excess of twelve months in the future. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company takes all legally available steps, including legally prescribed arbitrations, to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

                        FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999
                                   (UNAUDITED)

NOTE 5  - ACCOUNTS RECEIVABLE, NET (Continued)

     For LOP-type receivables, the Company provides for uncollectible accounts at substantially higher rates than any other revenue source.

     Net revenues from the related PC's accounted for approximately 43% and 14% of the consolidated net revenues for the six months ended December 31, 1999 and 1998, respectively. As of June 30, 1999, the Company had a significant receivable balance from one insurance company, which totaled $1,623,000.


NOTE 6  - INVENTORIES

     Inventories included in the accompanying consolidated balance sheets consist of:

                                            (000's omitted)
                                December 31, 1999      June 30, 1999
 Purchased parts, components
   and supplies                       $2,978               $ 3,678
   Work-in-process                       453                   560
                                      ------               -------
                                      $3,431               $ 4,238
                                      ======               =======

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

     During the six months ended December 31, 1999 and 1998, the Company paid approximately $822,000 and $150,000 for interest, respectively. During the six months ended December 31, 1999 and 1998, the Company paid approximately $21,000 and $20,000 for income taxes, respectively.

     During the three months ended December 31, 1998, the Company acquired the assets and assumed the liabilities of Dynamic. The transaction had the following non-cash impact on the balance sheet:

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
                                                       ==========

                    FONAR CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999
                               (UNAUDITED)

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


NOTE 9 - LITIGATION

     On August 4, 1998, Beal Bank filed a notice of motion for summary judgment against Melville Magnetic Resonance Imaging, P.C. ("Melville Magnetic") and the Company. The motion for summary judgment seeks to recover $733,855, plus accrued interest of $221,809 for payment of a bank loan executed by Melville Magnetic and guaranteed by the Company. In April 1999, summary judgment was granted against Melville Magnetic and the Company, as a guarantor on the loan. The court's decision is currently under appeal. Included in accrued liabilities at December 31, 1999 is $650,000 related to this judgment.

NOTE 10 - PRO FORMA INFORMATION

     The Company's consolidated financial statements for the six months ended December 31, 1998 do not include the results of operations of Dynamic for the period July 1, 1998 through August 20, 1998. The following summarizes the unaudited pro forma results of operations for the six months ended December 31, 1998, assuming the foregoing acquisition had occurred on June 30, 1998 (in thousands, except per share data):

                                  Six Months Ended
                                  December 31, 1998
                                  -------------------
                                     (Unaudited)
 Revenues, net                     $     17,715
 Loss from operations              $     (7,359)
 Income (loss) before taxes        $     (5,259)
 Fully diluted net income
   (loss) per share                       $(.08)

                    FONAR CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999
                              (UNAUDITED


NOTE 11 - GAIN ON SALE OF SUBSIDIARY

     In October, 1999, the Company sold the stock of its subsidiary, Medical SNI. Medical SNI, based in Haifa, Israel, designs and develops products for the medical imaging and archiving industry. The effects of the sale include the removal of liabilities of approximately $1.2 million and a pre-tax gain of approximately $1.0 million. Fonar has a non-exclusive, perpetual, royalty free worldwide license to use and sublicense the then existing technology.


NOTE 12 - SEGMENT AND RELATED INFORMATION


Export Sales:

     The Company's areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 0.4% and 6.0% of consolidated net revenues for the six months ended December 31, 1999 and 1998, respectively.

The sales were made principally to the following locations:

                     1999                 1998
                    ------               ------
     Spain           0.4%                 6.0%




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

     Summarized financial information concerning the Company's reportable segments is shown for the six months ended December 31, 1999 and 1998 in the following table (in thousands):

                   FONAR CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999
                              (UNAUDITED))


NOTE 12 - SEGMENT AND RELATED INFORMATION (continued)

                                                       1999        1998
 Net revenues:                                        -------    -------
   Medical equipment                                $   3,240   $  2,799
   Physician management services                       16,503     14,435
   Intersegment eliminations                          (   594)   (   562)
                                                      -------    -------
      Total                                         $  19,149   $ 16,672
                                                      =======    =======

 Income (loss) from operations:
   Medical equipment                                $  (9,221)  $ (9,153)
   Physician management services                        1,451      2,149
                                                      -------    -------
      Total                                         $  (7,770)  $ (7,004)
                                                      =======    =======
 Depreciation and amortization:
   Medical equipment                                $     966   $    857
   Physician management services                        1,134      1,298
                                                      -------    -------
      Total                                         $   2,100   $  2,155
                                                      =======    =======
 Compensatory element of stock issuances:
   Medical equipment                                $      35   $      -
   Physician management services                          195          -
                                                      -------    -------
      Total                                         $     230   $      -
                                                      =======    =======
 Capital expenditures:
   Medical equipment                                $   1,043   $  1,915
   Physician management services                          156        327
                                                      -------    -------
      Total                                         $   1,199   $  2,242
                                                      =======    =======

                                                 At December 31, At June 30,

                                                       1999         1999
 Identifiable assets:                               -----------  --------
   Medical equipment                                $  46,757   $ 56,311
   Physician management services                       41,313     41,338
                                                      -------    -------
      Total                                         $  88,070   $ 97,649
                                                      =======    =======

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS.


     For the fiscal quarter ended December 31, 1999 (second  quarter of fiscal
2000), the Company reported a net loss of $2.7 million on revenues of $9.5 million as compared to a net loss of $2.5 million on revenues of $9.1 million for the second quarter of fiscal 1999.

     For the six months ended December 31, 1999, the Company reported a net loss of $6.0 million on revenues of $19.1 million as compared to a net loss of $5.3 on revenues of $16.7 million for the first six months of fiscal 1999.

     The Company operates in two industry segments: the manufacture and servicing of medical (MRI) equipment, the Company's traditional business which is conducted directly by Fonar and physician and diagnostic management services, which is conducted through Fonar's wholly-owned subsidiary, Health Management Corporation of America ("HMCA").

     HMCA income from operations was approximately $1.5 million for the first half of fiscal 2000 ($537,000 for the second quarter) compared to income of $2.1 million for the first half of fiscal 1999 ($1.3 million for the second quarter of fiscal 1999). The decline in HMCA income was attributable to its operating, selling, general and administrative costs, including start-up costs, relating to the expansion of its business. The results for fiscal 2000 reflected the profitability of HMCA's five acquisitions, Dynamic Health Care Management, Inc. ("Dynamic"), A & A Services, Inc. ("A & A"), Central Health Care Management Services LLC ("Central Health"), Affordable Diagnostics, Inc. and its related companies ("Affordable") and Raymond V. Damadian, M.D. MR Scanning Centers Management Company and two related Florida companies ("RVDC"). Dynamic is a management services organization (MSO) managing multi-specialty physician practices in Nassau and Suffolk Counties in New York, A & A is an MSO managing primary care practices in Queens County and Central Health is a multi-specialty MSO in Yonkers, New York. Affordable was engaged in the business of providing management services, office space, equipment and non-medical personnel to diagnostic imaging centers and a physical rehabilitation center. RVDC was engaged in the business of providing management and other services to diagnostic imaging centers. Results of operations of Dynamic are included from and after August 20, 1998, the closing of the acquisition, and hence the results of operations for HMCA for the first half of fiscal 1999 do not include the results of operations of Dynamic from July 1, 1998 to August 20, 1998.

     The income from operations attributable to HMCA (physician and diagnostic management services) was not sufficient to offset the operating loss from the Company's traditional MRI equipment manufacturing and service business ($9.2 million for the first half of fiscal 2000 and fiscal 1999). Accordingly the Company's consolidated operating loss was $7.8 million for the first half ($4.3 million for the second quarter) of fiscal 2000 as compared to an operating loss of $7.0 million for the first half ($3.7 million for the second quarter) of fiscal 1999.

     The Company's operating loss was offset in part, however, by the gain of approximately $1 million recognized in connection with the sale of its subsidiary, Medical SNI. Medical SNI, based in Haifa, Israel designed and developed medical imaging and archiving products. The Company retains a license to use and sublicense the technology of Medical SNI developed up to the time of the sale.

     The principal reason for the Company's operating losses was low product sales volumes while the Company was focused on the research and development of its new products. Sales revenues attributable to the Company's medical (MRI) equipment business (sales and service) were $3.2 million for the first half of fiscal 2000 ($1.6 million for the second quarter of fiscal 2000) as compared to $2.8 million for the first half of fiscal 1999 ($1.5 million for the second quarter of fiscal 1999). Costs of revenues attributable to the Company's medical equipment business were $4.2 million for the first half of fiscal 2000 ($2.1 million for the second quarter of fiscal 2000) and $3.3 million for the first half of fiscal 1999 ($1.9 million for the second quarter of fiscal
1999).

     The Company's efforts to improve equipment sales volume has been focused on research and development to improve the competitiveness of its products and increasing marketing and sales efforts. Research and development expenditures were $3.0 million for the first half of fiscal 2000 ($1.5 million for the second quarter of fiscal 2000) and $3.2 million for the first half of fiscal 1999 ($1.6 million for the first half of fiscal 1999).

     The Company's QUAD(TM) 7000 and QUAD(TM) 12000 MRI scanners, together with the Company's works-in-progress (the OR-360(TM) MRI, Stand-Up(TM) MRI, Open Sky(TM) MRI and Pinnacle(TM) MRI), are intended to significantly improve the Company's competitive position. The QUAD scanners are highly competitive non-claustrophobic scanners not previously available in the MRI market. At .6 Tesla field strength, the QUAD 12000 magnet is the highest field "Open MRI" in the industry, with the largest patient opening as well. The high field permits the Company's Open MRI to provide the superior image quality traditionally missing in other Open MRI products because of their lower field strengths. In addition, the Company offers a low cost open scanner, the Echo(TM) MRI, operating at .3 Tesla field strength.

     The Company's current "works in progress" are the OR-360(TM) scanner, the Open Sky MRI(TM) scanner and the Stand-Up MRI(TM) scanner. The OR-360 has an enlarged room sized magnet which allows full-fledged surgical teams to perform conventional surgery on the patient inside the magnet. Surgical instruments, needles, catheters, endoscopes and the like can be guided to the malignant lesion by means of the MRI image, and treatment agents may be administered directly and exclusively to the malignant tissue. The Open Sky MRI, similar in design to the OR-360, includes the floor, ceiling and sidewalls of the scanning room as part of the iron frame of the magnet. Unlike the OR-360, the Open Sky MRI is strictly a diagnostic scanner, and does not include the software and features that make the OR-360 suitable as an operating room. The Company's Stand-Up MRI will allow patients to be scanned while standing, sitting, bending or reclining. As a result MRI will be able to be used to show abnormalities and injuries (particularly of the joints and spine) under full weight-bearing conditions. The Pinnacle MRI is a superconducting version of the Company's QUAD 12000 scanner, operating a field strength of 0.6 Tesla. The Pinnacle combines the benefits of the Company's patented iron-frame verticle field magnet with a superconducting driver.

     The Company's seven scanners and works-in-progress scanners (dubbed the "Fonar Seven") represent the largest number of products and widest range of MRI capabilities offered by any manufacturer in the MRI industry. As part of its marketing program, the Company attended the industry's annual trade show, RSNA (Radiological Society of North America) in December 1999, where the "Fonar Seven" were exhibited and enthusiastically received. The Company believes that it is well positioned to take advantage of the "Open MRI" market, as the manufacturer of the only high-field "Open MRI" in the industry.

     In connection with its shift from research and development to sales and marketing, the Company has entered into an agreement with X-Ray Marketing Associates, a national network of independent dealers employing in the aggregate over 700 professional sales representatives. Pursuant to that agreement, X-Ray Marketing Associates has become a distributor for Fonar's line of open MRI scanners.

     The Company expects marked demand for its high-field "Open MRI" scanners since image quality increases as a direct proportion to magnetic field strength. The Company anticipates that the variety of its "Open MRI" products will also serve to maximize the appeal of its product line to a wide variety of users. The Company's new scanners provide improved image quality and high speed imaging at costs that are significantly less than the competition and more in keeping with the medical cost reduction demands being made by our national leaders on behalf of the public. In addition, the Company offers a low cost scanner, the Echo, for particularly cost conscious customers.

     Revenues from foreign product sales were $79,000 (approximately 4% of product sales revenues and 0.4% of all revenues) for the first half of fiscal 2000, against costs of revenues for such sales of $55,000 (approximately 2% of costs of revenues for product sales and 0% of all costs of revenues). This compares to $380,000 in foreign product sales revenues in the first half of fiscal 1999 (approximately 35% of product sales revenues and 2.2% of all revenues) against $752,000 in costs of foreign product sales revenues (approximately 34.6% of costs of revenues for product sales and 3.2% of all costs of revenues) for the first half of fiscal 1999. Revenues from foreign product sales were $79,000 (approximately 9% of product sales revenues and .8% of all revenues) for the second quarter of fiscal 2000, against costs of revenues for such sales of $55,000 (approximately 5% of costs of revenues for product sales and .7% of all costs of revenues). This compares to $74,000 in foreign product sales revenues in the second quarter of fiscal 1999 (approximately 12% of product sales revenues and .8% of all revenues) against $161,000 in costs of foreign product sales revenues (approximately 12% of costs of revenues for product sales and 1.2% of all costs of revenues) for the second quarter of fiscal 1999.

Liquidity and Capital Resources

     Cash and cash equivalents declined from $15.2 million at June 30, 1999 to $7.1 million at December 31, 1999. Principal uses of cash during the first six months of fiscal 2000 included: capital expenditures of $1.2 million, repayment of long-term debt of $2.1 million and $5.4 million to fund the losses for the first six months of fiscal 2000. Cash of approximately $810,000 was provided from the sale of marketable securities.

     Marketable securities approximated $19.4 million as of December 31, 1999 as compared to $20.2 million as of June 30, 1999. From June 30, 1999 to December 31, 1999 the Company reduced its investments in equity securities from approximately $100,000 to $0, reduced its investments in U.S. government obligations from approximately $11.0 million to $8.8 million, and increased its investments in corporate and government agency bonds from $9.1 million to $10.6 million.

     Total liabilities decreased since June 30, 1999 by approximately $4.2 million to approximately $34.1 million at December 31, 1999. The decrease in liabilities from June 30, 1999 is attributable primarily to the retirement of debt in the ordinary course.

     As of December 31, 1999, the Company had no unused credit facilities with banks or financial institutions.

     The Company's business plan currently includes an aggressive program for manufacturing and selling its new line of QUAD scanners and expanding its new physician and diagnostic management services business.

     The Company believes that it has sufficient cash resources and other liquid assets to support of its operations. The Company's subsidiary, HMCA is also exploring both bank financing and the private placement of subordinated debt and/or equity securities.

     The Company has assessed and continues to assess the impact of the Year 2000 Issue (Y2K) on its financial reporting systems and operations. The Year 2000 Issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. The Company has developed a plan to meet this issue. The Company has reviewed all in-house computer based systems. The MIS department has successfully implemented the Y2K plan and all systems were upgraded or replaced with little or no impact on operations. The Company has also reviewed its existing customer base of MRI scanners. The customer service department installed Y2K complaint software on the Company's customers' MRI scanners. The scanners transitioned to the Year 2000 successfully. Costs of addressing these items did not have a material adverse impact on the Company's financial position.



PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

     There were no material changes in litigation for the first half of fiscal 2000 from that described in Form 10-K for the fiscal year ended June 30, 1999.

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


Dated:  February 14, 2000