Form 10-Q
period 2000-03-31
FONAR CORP
filed 2000-05-15
CIK 355019

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2000             Commission File Number 0-10248



                          FONAR CORPORATION
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)



             DELAWARE                          11-2464137
--------------------------------    ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)



110 Marcus Drive     Melville, New York                 11747
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code:     (631)  694-2929
                                                        ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES X    NO
                                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                       Outstanding at March 31, 2000
--------------------------------    ---------------------------------------
Common Stock, par value $.0001                      55,949,729
Class B Common Stock, par value $.0001                   5,211
Class C Common Stock, par value $.0001               9,562,824
Class A Preferred Stock, par value $.0001            7,836,286

FONAR CORPORATION AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - March 31, 2000
     and June 30, 1999

   Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and March 31, 1999

   Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2000 and March 31, 1999

   Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2000 and March 31, 1999

   Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

PART II - OTHER INFORMATION

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                                 March 31,    June 30,
                                                         2000         1999
                                                      (UNAUDITED)
Current Assets:                                        ---------    -------
  Cash and cash equivalents                            $  6,164     $15,176

  Marketable securities                                  15,503      20,198

  Accounts receivable - net                              16,291      13,937

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                    151       1,463

  Inventories                                             3,690       4,238

  Prepaid expenses and other current assets                 820         701
                                                         ------      ------
        Total current assets                             42,619      55,713
                                                         ------      ------
Restricted cash                                           5,000       5,000

Property and equipment - net                             11,253      11,442

Advances and notes to affiliates and related parties- net 1,201       1,435

Costs and estimated earnings in excess of billings on
  uncompleted contracts - long term                       1,263           -

Notes receivable - net                                        6          25

Excess of cost over net assets of business acquired-net  21,962      22,876

Other intangible assets - net                               721         889

Other assets                                                299         268
                                                       --------    --------
                                                       $ 84,324    $ 97,648
                                                       ========    ========

  See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

                                                     March 31,     June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2000         1999
                                                      (UNAUDITED)
Current Liabilities:                                  ----------   --------
  Current portion of debt and capital leases            $ 3,965     $ 4,474
  Accounts payable                                        1,562       2,402
  Other current liabilities                               8,854       9,921
  Customer advances                                         107          96
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                         -           -
  Income taxes payable                                      939         957
                                                         ------      ------
      Total current liabilities                          15,427      17,850

Long-term debt and capital lease obligations
   less current portion                                  17,427      20,348
Other non-current liabilities                               252         131
                                                         ------      ------
      Total liabilities                                  33,106      38,329
                                                         ------      ------
Minority interest                                            29          15
                                                         ------      ------
Commitments and contingencies                                 -           -

STOCKHOLDERS' EQUITY

Common Stock $.0001 par value; 60,000,000
shares authorized; 55,949,729 issued and outstanding
at March 31, 2000 and 53,793,042 at June 30, 1999             6           5

Class B Common Stock $ .0001 par value; 4,000,000
shares authorized, (10 votes per share), 5,211 issued
and outstanding at March 31, 2000 and at June 30, 1999        -           -

Class C Common Stock $.0001 par value; 10,000,000 shares
authorized, (25 votes per share), 9,562,824 issued and
outstanding at March 31, 2000 and at June 30, 1999            1           1

Class A non-voting Preferred Stock $.0001 par value;
8,000,000 authorized, 7,836,286 issued and outstanding
at March 31, 2000 and at June 30, 1999                        1           1

Paid-in capital in excess of par value                   97,533      95,386
Accumulated deficit                                     (43,832)    (33,861)
Notes receivable - stockholders                         ( 1,059)    ( 1,226)
Accumulated other comprehensive income                  (   333)    (   203)
Unearned compensation                                   (   457)    (   207)
Treasury stock - 270,864 shares of common stock
  at March 31, 2000 and 205,864 at June 30, 1999        (   671)    (   592)
                                                        -------     -------
      Total stockholders' equity                         51,189      59,304
                                                        -------     -------
      Total liabilities and stockholders' equity       $ 84,324    $ 97,648
                                                        =======     =======

 See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                  FOR THE THREE MONTHS ENDED
                                                            MARCH 31,
                                                     ---------------------
                                                       2000         1999
REVENUES                                             --------     --------
  Product sales - net                                $   877      $   261
  Service and repair fees - net                          379          494
  Scanning and management fees - net                   8,594        8,860
                                                     --------     --------
     Total Revenues - Net                              9,850        9,615
                                                     --------     --------
COSTS AND EXPENSES:
  Cost of product sales                                  701          973
  Cost of service and repair fees                        875          595
  Cost of scanning and management fees - net           5,516        6,244
  Research and development expenses                    1,358        1,922
  Selling, general and administrative expenses         4,053        3,651
  Provision for bad debt                                  63            -
  Compensatory element of stock issuances                918           84
  Amortization of excess of cost over assets acquired    305          314
                                                     -------      -------
     Total Costs and Expenses                         13,789       13,783
                                                     --------     --------
Loss From Operations                                 ( 3,939)     ( 4,168)

Interest Expense                                     (   366)     (   579)

Investment Income - net                                  477          523

Other expense (income)                               (    37)           9
                                                      ------      -------
Loss before provision for taxes and
 minority interest                                   ( 3,865)     ( 4,215)

Provision for income taxes                                22            4
                                                      -------      -------
Loss before minority interest                        ( 3,887)     ( 4,219)

Minority interest in net (income) loss
 of subsidiary and partnership                       (    76)     (    96)
                                                      -------      -------
NET LOSS                                            $( 3,963)    $( 4,315)
                                                      =======      =======


Basic and diluted Net Loss per share                  $(.06)       $(.07)
                                                      ======       ======

Weighted average number of shares outstanding         66,708       64,567
                                                      ======       ======

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                   FOR THE NINE MONTHS ENDED
                                                           MARCH 31,
                                                     ---------------------
                                                       2000         1999
REVENUES                                             --------     --------
  Product sales - net                                $ 2,686      $ 1,356
  Service and repair fees - net                        1,216        1,635
  Scanning and management fees - net                  25,096       23,296
                                                     --------     --------
     Total Revenues - Net                             28,998       26,287
                                                     --------     --------
COSTS AND EXPENSES:
  Cost of product sales                                3,134        3,144
  Cost of service and repair fees                      2,664        1,730
  Cost of scanning and management fees - net          16,845       16,084
  Research and development expenses                    4,373        5,126
  Selling, general and administrative expenses        11,568       10,437
  Provision for bad debt                                  63            -
  Compensatory element of stock issuances              1,148           84
  Amortization of excess of cost over assets acquired    914          853
                                                     --------     --------
     Total Costs and Expenses                         40,709       37,458
                                                     --------     --------
Loss From Operations                                 (11,711)     (11,171)

Interest Expense                                     ( 1,358)     ( 1,347)

Investment Income - net                                1,566        1,583

Gain on sale of subsidiary                             1,022            -

Other income-principally gain on litigation awards       738        1,519
                                                      ------      -------
Loss before provision for taxes and
 minority interest                                   ( 9,743)     ( 9,416)

Provision for income taxes                                33            6
                                                      -------      -------
Loss before minority interest                        ( 9,776)     ( 9,422)

Minority interest in net (income) loss
 of subsidiary and partnership                       (   195)     (   214)
                                                      -------      -------
NET LOSS                                            $( 9,971)    $( 9,636)
                                                      =======      =======

Basic and diluted Net Loss per share                  $(.15)      $(.15)
                                                      ======      ======

Weighted average number of shares outstanding         66,708      64,567
                                                      ======      ======

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)
                                                   FOR THE NINE MONTHS ENDED
                                                              MARCH 31,
                                                         -----------------
                                                          1999       1999
                                                         ------     ------
Cash Flows from Operating Activities
 Net Loss                                              $( 9,971)  $( 9,636)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest in net income (loss)                  195        214
    Depreciation and amortization                         3,172      3,279
    Imputed interest on deferred payment obligation         315        266
    Provision for losses on accounts and notes
      receivable and accounts receivable from affiliates     63          -
    Gain on sale of subsidiary                          ( 1,022)
    Compensatory and fee element of stock issuances       1,148         84
    Stock issued in settlement of current liabilities       516        124
    (Increase) decrease in operating assets, net:
       Accounts and notes receivable                    ( 2,335)   ( 2,699)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                   49        733
       Inventories                                          548    ( 1,748)
       Prepaid expenses and other current assets        (   119)   (   698)
       Other assets                                     (    31)   (   163)
       Receivables and advances to affiliates and
         related parties                                    234        189
    Increase (decrease) in operating liabilities, net:
       Accounts payable and income taxes                (   858)   (   177)
       Other current liabilities                        (   242)   ( 2,031)
       Customer advances                                     11    (   408)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                    -    (    31)
       Other liabilities                                    121    (   113)
                                                         ------     ------
Net cash used in operating activities                   ( 8,206)   (12,815)
                                                         ------     ------

Cash Flows from Investing Activities:
  Purchases of property and equipment - net             ( 1,776)   ( 2,819)
  Purchase of Central Health Care Mgmt Service
    net of cash acquired                                      -    (   465)
  Purchase of Dynamic Inc and affiliates,
    net of cash acquired                                      -    ( 2,000)
  Investment (reduction) in marketable securities         4,562        959
                                                         ------     ------
Net cash provided by (used in) investing activities       2,786    ( 4,325)
                                                         ------     ------

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                   FOR THE NINE MONTHS ENDED
                                                             MARCH 31,
                                                         -----------------
                                                          2000       1999
                                                         ------     ------
 Cash Flows from Financing Activities:
  Distribution to minority interest                     (   209)   (   288)
  Repayment of borrowings and capital
    lease obligations                                   ( 3,304)   ( 1,416)
  Dividends paid                                              -    ( 3,909)
  Purchase of treasury stock                            (    79)   (   197)
                                                         ------     ------
  Net cash used in financing activities                 ( 3,592)   ( 5,810)
                                                         ------     ------

Increase (Decrease) in Cash                             ( 9,012)   (22,950)

Cash at beginning of period                              15,176     41,751
                                                         ------     ------
Cash at end of period                                   $ 6,164    $18,801
                                                         ======     ======

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(000'S OMITTED)

                                                   FOR THE NINE MONTHS ENDED
                                                             MARCH 31,
                                                         -----------------
                                                          2000       1999
                                                         ------     ------
 Net loss                                              $( 9,971)   $(9,636)

 Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities,
       net of tax                                        (  130)    (    1)
                                                       ---------   --------
                                                       $(10,101)   $(9,637)
                                                       =========   ========

                      FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2000
                                  (UNAUDITED)
NOTE 1  - DESCRIPTION OF BUSINESS

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

     Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At March 31, 2000, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in comprehensive income. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.

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

     Cash and Cash Equivalents
     -------------------------

     The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents. At March 31, 2000, the Company had cash deposits of approximately $5.8 million in excess of federally insured limits.

     Restricted Cash
     ---------------

     At March 31, 2000, $5,000,000 of cash was pledged as collateral on an outstanding bank loan and was classified as restricted cash on the balance sheet.

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

     Fair Value of Financial Instruments
     -----------------------------------

     The financial statements include various estimated fair value information at March 31, 2000 and June 30, 1999, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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


NOTE 4  - MARKETABLE SECURITIES
          ---------------------
     The following is a summary of marketable securities at March 31, 2000:

                                                  (000's omitted)
                                                  ---------------
                                                  Unrealized
                                      Amortized    Holdings     Fair Market
                                         Cost     Gains (Loss)     Value
                                      ---------   -----------   -----------
            U.S. Government
             Obligations              $ 5,174        $  (66)     $ 5,108
            Corporate and government
             agency bonds              10,663          (268)      10,395
            Equity securities
             including
             mutual stock funds          ---           ---          ---
                                      ---------   -----------   -----------
                                      $15,837       $  (334)     $15,503
                                      =========   ===========   ===========


NOTE 5  - ACCOUNTS RECEIVABLE, NET
          ------------------------
           Accounts receivable, net is comprised of the following:
                                                (000's omitted)
                                                ---------------

                                    March 31, 2000        June 30, 1999
                                    ------------------       -------------

      Receivable from equipment
        sales and service              $ 2,215                $ 1,728
      Receivables assigned from
        related PC's                    17,683                 15,486
      Less: Allowance for
        doubtful accounts
        and contractual
        allowances                      (3,607)                (3,277)
                                       -------                -------

                                       $16,291                $13,937
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

     Collection by the Company of its accounts receivable may be impaired by the uncollectibility of medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Further, payment of certain of the no-fault receivables are substantially contingent upon the timing of settlement of pending litigation involving the recipient of services and third parties (Letter of Protection or "LOP-type" accounts receivable). Approximately 33% and 25% of the PC's net revenues for the nine months ended March 31, 2000 and March 31, 1999, respectively, were derived from no-fault and personal injury protection claims. By their nature, the realization of a substantial portion of these receivables is expected to extend beyond one year from the date the service was rendered. The Company anticipates that a material amount of its accounts receivable will be outstanding for periods in excess of twelve months in the future. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company takes all legally available steps, including legally prescribed arbitrations, to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

     For LOP-type receivables, the Company provides for uncollectible accounts at substantially higher rates than any other revenue source.

     Net revenues from the related PC's accounted for approximately 45% and 28% of the consolidated net revenues for the nine months ended March 31, 2000 and 1999, respectively. As of June 30, 1999, the Company had a significant receivable balance from one insurance company, which totaled $1,623,000.


NOTE 6  - INVENTORIES

     Inventories included in the accompanying consolidated balance sheets consist of:

                                            (000's omitted)
                                  March 31, 2000      June 30, 1999
                                  --------------      -------------
 Purchased parts, components
   and supplies                       $3,202               $ 3,678
   Work-in-process                       488                   560
                                      ------               -------
                                      $3,690               $ 4,238
                                      ======               =======


NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

     During the nine months ended March 31, 2000 and 1999, the Company paid approximately $1,008,000. and $642,000 for interest, respectively. During the nine months ended March 31, 2000 and 1999, the Company paid approximately $37,000 and $70,000 for income taxes, respectively.

     On August 20, 1998, the Company acquired the assets and assumed the liabilities of Dynamic. The transaction had the following non-cash impact on the balance sheet:

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


NOTE 9 - LITIGATION

     On August 4, 1998, Beal Bank filed a notice of motion for summary judgment against Melville Magnetic Resonance Imaging, P.C. ("Melville Magnetic") and the Company. The motion for summary judgment seeks to recover $733,855, plus accrued interest of $221,809 for payment of a bank loan executed by Melville Magnetic and guaranteed by the Company. In April 1999, summary judgment was granted against Melville Magnetic and the Company, as a guarantor on the loan. The court's decision is currently under appeal. Included in accrued liabilities at March 31, 2000 is $650,000 related to this judgment.


NOTE 10 - PRO FORMA INFORMATION

     The Company's consolidated financial statements for the nine months ended March 31, 1999 do not include the results of operations of Dynamic for the period July 1, 1998 through August 20, 1998. The following summarizes the unaudited pro forma results of operations for the nine months ended March 31, 1999, assuming the foregoing acquisition had occurred on June 30, 1998 (in thousands, except per share data):

                                  Nine Months Ended
                                March 31, 1999
                                  -------------------
                                     (Unaudited)
 Revenues, net                     $     26,866
 Loss from operations              $    (10,920)
 Income (loss) before taxes        $     (9,255)
 Fully diluted net income
   (loss) per share                       $(.14)


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


NOTE 12 - SEGMENT AND RELATED INFORMATION

Export Sales:

     The Company's areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 0.2% and 2.0% of consolidated net revenues for the nine months ended March 31, 2000 and 1999, respectively.

     The sales were made principally to the following locations:

                     2000              1999
                    -----             -----
      Spain          0.2%              2.0%

     Effective July 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprises and Related Information". SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders.

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

     Summarized financial information concerning the Company's reportable segments is shown for the nine months ended March 31, 2000 and 1999 in the following table (in thousands):

                                                        2000       1999
 Net revenues:                                        -------    -------
   Medical equipment                                $   4,841   $  3,837
   Physician practice management                       25,096     23,296
   Intersegment eliminations                          (   939)   (   846)
                                                      -------    -------
      Total                                         $  28,998   $ 26,287
                                                      =======    =======

 Income (loss) from operations:
   Medical equipment                                $ (13,666)  $(14,479)
   Physician practice management                        1,955      3,308
                                                      -------    -------
      Total                                         $ (11,711)  $(11,171)
                                                      =======    =======
 Depreciation and amortization:
   Medical equipment                                $   1,458   $  1,299
   Physician practice management                        1,714      1,980
                                                      -------    -------
      Total                                         $   3,172   $  3,279
                                                      =======    =======
Compensatory element of stock issuances:
  Medical equipment                                 $     589   $     84
  Physician management services                           559          -
                                                      -------    -------
                                                    $   1,148   $     84
                                                      =======    =======
Capital expenditures:
   Medical equipment                                $   1,417   $  2,305
   Physician practice management                          359        514
                                                      -------    -------
      Total                                         $   1,776   $  2,819
                                                      =======    =======

                                                       At          At
                                                     March 31,   June 30,
                                                       2000        1999
                                                   -----------   --------
 Identifiable assets:
   Medical equipment                                $  42,710   $ 56,310
   Physician practice management                       41,614     41,338
                                                      -------    -------
      Total                                         $  84,324   $ 97,648
                                                      =======    =======

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS.

     For the fiscal  quarter  ended March 31,  2000  (third  quarter of fiscal
2000), the Company reported a net loss of $4.0 million on revenues of $9.9 million as compared to a net loss of $4.3 million on revenues of $9.6 million for the third quarter of fiscal 1999.

     For the nine months ended March 31, 2000, the Company reported a net loss of $10.0 million on revenues of $29.0 million as compared to a net loss of $9.6 million on revenues of $26.3 million for the first nine months of fiscal 1999.

     The Company operates in two industry segments: the manufacture and servicing of medical (MRI) equipment, the Company's traditional business which is conducted directly by Fonar and physician and diagnostic management services, which is conducted through Fonar's wholly-owned subsidiary, Health Management Corporation of America ("HMCA").

     HMCA income from operations was approximately $2.0 million for the first nine months of fiscal 2000 ($504,000 for the third quarter) compared to income of $3.3 million for the first nine months of fiscal 1999 ($1.2 million for the third quarter of fiscal 1999). The decline in HMCA income was attributable to its operating, selling, general and administrative costs, including start-up costs, relating to the expansion of its business. The results for fiscal 2000 reflected the performance of HMCA's five acquisitions, Dynamic Health Care Management, Inc. ("Dynamic"), A & A Services, Inc. ("A & A"), Central Health Care Management Services LLC ("Central Health"), Affordable Diagnostics, Inc. and its related companies ("Affordable") and Raymond V. Damadian, M.D. MR Scanning Centers Management Company and two related Florida companies ("RVDC"). Dynamic is a management services organization (MSO) managing multi-specialty physician practices in Nassau and Suffolk Counties in New York, A & A is an MSO managing primary care practices in Queens County and Central Health is a multi-specialty MSO in Yonkers, New York. Affordable was engaged in the business of providing management services, office space, equipment and non-medical personnel to diagnostic imaging centers and a physical rehabilitation center. RVDC was engaged in the business of providing management and other services to diagnostic imaging centers. Results of operations of Dynamic are included from and after August 20, 1998, the closing of the acquisition, and hence the results of operations for HMCA for the first nine months of fiscal 1999 do not include the results of operations of Dynamic from July 1, 1998 to August 20, 1998.

     The income from operations attributable to HMCA (physician and diagnostic management services) was not sufficient to offset the operating loss from the Company's traditional MRI equipment manufacturing and service business ($13.7 million for the first nine months of fiscal 2000 and $14.5 million for the first nine months of fiscal 1999). Accordingly the Company's consolidated operating loss was $11.7 million for the first nine months ($3.9 million for the third quarter) of fiscal 2000 as compared to an operating loss of $11.2 million for the first nine months ($4.2 million for the third quarter) of fiscal 1999.

     The Company's operating loss for the nine month period was offset in part, however, by the gain of approximately $1 million recognized in connection with the sale of its subsidiary, Medical SNI in the second quarter of fiscal 2000. Medical SNI, based in Haifa, Israel designed and developed medical imaging and archiving products. The Company retains a license to use and sublicense the technology of Medical SNI developed up to the time of the sale.

     The principal reason for the Company's operating losses was low product sales volumes while the Company was focused on the research and development of its new products. Sales revenues attributable to the Company's medical (MRI) equipment business (sales and service) were $3.9 million for the first nine months of fiscal 2000 ($1.2 million for the third quarter of fiscal 2000) as compared to $3.0 million for the first nine months of fiscal 1999 ($0.7 million for the third quarter of fiscal 1999). Costs of revenues attributable to the Company's medical equipment business were $5.8 million for the first nine months of fiscal 2000 ($1.6 million for the third quarter of fiscal 2000) and $4.9 million for the first nine months of fiscal 1999 ($1.6 million for the third quarter of fiscal 1999).

     The Company's efforts to improve equipment sales volume has been focused on research and development to improve the competitiveness of its products and increasing marketing and sales efforts. Research and development expenditures were $4.4 million for the first nine months of fiscal 2000 ($1.4 million for the third quarter of fiscal 2000) and $5.1 million for the first nine months of fiscal 1999 ($1.9 million for the third quarter of fiscal 1999).

     The Company's QUAD (TM) 7000, QUAD (TM) 12000, OR-360 (TM) and the Open Sky (TM) MRI scanners, together with the Company's works-in-progress (the Stand-Up (TM) MRI and Pinnacle (TM) MRI), are intended to significantly improve the Company's competitive position. The QUAD scanners are highly competitive non-claustrophobic scanners not previously available in the MRI market. At .6 Tesla field strength, the QUAD 12000 magnet is the highest field "Open MRI" in the industry, with the largest patient opening as well. The high field permits the Company's Open MRI to provide the superior image quality traditionally missing in other Open MRI products because of their lower field strengths. In addition, the Company offers a low cost open scanner, the Echo (TM) MRI, operating at .3 Tesla field strength.

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

     The Company's current "works in progress" are the Stand-Up MRI (TM) scanner and Pinnacle MRI (TM).

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

     Revenues from foreign product sales were $79,000 (approximately 3% of product sales revenues and less than 1% of all revenues) for the first nine months of fiscal 2000, against costs of revenues for such sales of $55,000 (approximately 2% of costs of revenues for product sales and less than 1% of all costs of revenues). This compares to $455,000 in foreign product sales revenues in the first nine months of fiscal 1999 (approximately 34% of product sales revenues and 2.0% of all revenues) against $1.1 million in costs of foreign product sales revenues (approximately 34% of costs of revenues for product sales and 5% of all costs of revenues) for the first nine months of fiscal 1999. Revenues from foreign product sales were $0 (0% of product sales revenues and 0% of all revenues) for the third quarter of fiscal 2000, against costs of revenues for such sales of $0 (0% of costs of revenues for product sales and 0% of all costs of revenues). This compares to $74,000 in foreign product sales revenues in the third quarter of fiscal 1999 (approximately 28% of product sales revenues and 1% of all revenues) against $276,000 in costs of foreign product sales revenues (approximately 28% of costs of revenues for product sales and 4% of all costs of revenues) for the third quarter of fiscal 1999.

Liquidity and Capital Resources

     Cash and cash equivalents declined from $15.2 million at June 30, 1999 to $6.2 million at March 31, 2000. Principal uses of cash during the first nine months of fiscal 2000 included: capital expenditures of $1.8 million, repayment of long-term debt of $3.3 million and $4.9 million to fund the losses for the first nine months of fiscal 2000. Cash of approximately $4.3 million was provided from the sale of marketable securities.

     Marketable securities approximated $15.5 million as of March 31, 2000 as compared to $20.2 million as of June 30, 1999. From June 30, 1999 to March 31, 2000 the Company reduced its investments in equity securities from approximately $100,000 to $0, reduced its investments in U.S. government obligations from approximately $11.0 million to $5.2 million, and increased its investments in corporate and government agency bonds from $9.1 million to $10.7 million.

     Total liabilities decreased since June 30, 1999 by approximately $5.2 million to approximately $33.1 million at March 31, 2000. The decrease in liabilities from June 30, 1999 is attributable primarily to the retirement of debt in the ordinary course.

     As of March 31, 2000, the Company had no unused credit facilities with banks or financial institutions.

     The Company's business plan currently includes an aggressive program for manufacturing and selling its new line of scanners and expanding its new physician and diagnostic management services business.

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


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

     There were no material changes in litigation for the first nine months of fiscal 2000 from that described in the Company's Form 10-K for the fiscal year ended June 30, 1999.

Item 2 - Changes in Securities:  None

Item 3 - Defaults Upon Senior Securities:  None

Item 4 - Submission of Matters to a Vote of Security Holders:

     The Company held its annual meeting on April 10, 2000 at which the following items were submitted to the stockholders: (1) the election of Management's nominees (Raymond V. Damadian, Claudette J.V. Chan, Robert J. Janoff and Charles N. O'Data) as directors, (2) the adoption of the Company's 1999 Employee Stock Purchase Plan, (3) the ratification of the Company's 1997 Non-Statutory Stock Option Plan and 1997 Stock Bonus Plan and (4) the ratification of the reelection of Tabb, Conigliaro & McGann, P.C. as the Company's auditors for the fiscal year ending June 30, 2000. All of the nominees, Raymond V. Damadian, Claudette J.V. Chan, Robert J. Janoff and Charles N. O'Data were elected as directors and all the other proposals were approved by the stockholders.

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


Dated:  May 15, 2000