Form 10-K
period 2000-06-30
FONAR CORP
filed 2000-09-28
CIK 355019

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-K
                              ---------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from _____________ to _____________

                           Commission File No. 0-10248
                           ---------------------------

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

                                 (631) 694-2929
              (Registrant's telephone number, including area code)
              ____________________________________________________

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001 per share (Title of Class)

 ______________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X___      No _______

As of September 6, 2000, 56,678,153 shares of Common Stock, 4,211 shares of Class B Common Stock, 9,562,824 shares of Class C Common Stock and 7,836,287 shares of Class A Non-voting Preferred Stock of the registrant were outstanding. The aggregate market value of the approximately 54,125,684 shares of Common Stock held by non-affiliates as of such date (based on the closing price per share on September 6, 2000 as reported on the NASDAQ System) was approximately $125.2 million. The other outstanding classes do not have a readily determinable market value.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

ITEM 1.  BUSINESS

GENERAL

        FONAR Corporation (the "Company" or "FONAR") is a Delaware corporation which was incorporated on July 17, 1978. The Company's address is 110 Marcus Drive, Melville, New York 11747 and its telephone number is (516) 694-2929. FONAR also maintains a WEB site at www.fonar.com.

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

        Health   Management   Corporation  of  America   (formerly  U.S.  Health
Management Corporation and hereinafter sometimes referred to as "HMCA") was formed by the Company in March 1997 as a wholly-owned subsidiary in order to enable the Company to expand into the business of providing comprehensive management services to medical providers. In connection with its entry into this new line of business, HMCA has completed five acquisitions. HMCA provides management services, administrative services, office space, equipment, repair and maintenance service and clerical and other non-medical personnel to physicians and other medical providers, including diagnostic imaging centers.

        See  Note  20  to  the  Financial   Statements  for  separate  financial
information respecting the Company's medical equipment and physician and diagnostic management services segments.

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

RECENT DEVELOPMENTS AND OVERVIEW.

        The Company's products and works-in-progress (dubbed the "Fonar Seven") are intended to significantly improve the Company's competitive position. The Company's products are the Fonar 360(TM), the "QUAD(TM)" series of MRI scanners and the Echo(TM) MRI scanner.

        The Fonar 360, approved for marketing by the FDA on March 16, 2000, includes the "Open Sky(TM)" MRI. The magnet frame is incorporated into the floor, ceiling and sidewalls of the scan room and is open. Consequently, physicians and family members can walk inside the magnet to approach the patient. The Open Sky version of the Fonar 360 is decoratively designed so that it is incorporated into the panoramic landscape that decorates the walls of the scan room. The ability of the Fonar 360 to give physicians direct 360 access to patients and the availability of MRI compatible surgical instruments will also enable the Fonar 360, in its future "OR-360(TM)" version, to be used for image guided surgery.

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

        In addition, the Company offers a low cost open MRI scanner, the "Echo(TM)" operating at .3 Tesla field strength. The Company's current "works in progress" include its "Stand-Up MRI"(TM), also called "Indomitable(TM)", a scanner which will allow patients to be scanned while in weight-bearing positions, and the "Pinnacle(TM)" which combines many of the features of the QUAD scanners with a superconducting magnet. (See "Works in Progress".)

        Indomitable(TM) will permit, for the first time, MRI diagnoses to be made in the weight-bearing state. It is also anticipated that Indomitable(TM) will enable MRI-guided surgical and interventional procedures to be performed when the patient is upright. The Company submitted the Indomitable(TM) to the FDA for approval in August, 2000.

        As a result of these new products and other research and development, the Company is positioning itself to dramatically increase sales and improve its competitive position in the marketplace.

        Following a two and a half year period of intense research and development activity the Company is now in the process of turning its attention from predominately research and development to predominantly sales.

        The Company intends to increase its sales force and is seeking experienced medical equipment salesmen and distributors worldwide. Among other things the Company also intends to expand its website to a full-scale interactive sales desk for reaching new customers and assisting existing customers.

        The  Company  will also  continue to  actively  seek to promote  foreign
sales.  The  Company   believes  there  are  and  will  be  significant   market
opportunities abroad, particularly in Asia and Eastern Europe.

        In March 1997, FONAR formed Health Management Corporation of America (formerly U.S. Health Management Corporation and hereinafter sometimes referred to as "HMCA") as a wholly-owned subsidiary for the purpose of engaging in the business of providing comprehensive management and administrative services, office space, equipment, repair and maintenance service for equipment and clerical and other personnel (other than physicians) to physicians' practices and other medical providers, including diagnostic centers.

        HMCA entered the physician and diagnostic management services business through the consummation of two acquisitions, effective June 30, 1997. As a result of these two acquisitions, three additional acquisitions and the opening of new facilities, HMCA currently is managing 22 diagnostic imaging centers and 12 primary care and specialty medical practices located principally in New York State and Florida.


PRODUCTS

        The Company's principal products are the Fonar 360, the QUAD series of MRI scanners and the Echo.

        The Fonar 360 has an enlarged room sized magnet in which the magnet frame is incorporated into the floor, ceiling and walls of the scan room. This is made possible by Fonar's patented Iron-Frame(TM) technology which allows the Company's engineers to control, contour and direct the magnet's lines of flux in the patient gap where wanted and almost none outside of the steel of the magnet where not wanted. Physicians and family members are able to actually enter the scanner and approach the patient. In its Open Sky version, the Fonar 360 serves as an open patient friendly scanner which allows 360 access to the patient on the scanner bed. The walls can be decorated with panoramic murals and the entire scan room can be decorated to be incorporated into the pictured landscape.

        In its future interventional OR-360 version, the enlarged room sized magnet and 360 access to the patient afforded by the Fonar 360 permit full-fledged surgical teams to walk into the magnet and perform surgery on the patient inside the magnet. Most importantly the exceptional quality of the MRI image and its exceptional capacity to exhibit tissue detail on the image, by virtue of the nuclear resonance signal's extraordinary capacity to create image contrast, can then be obtained real time during surgery to guide the surgeon in the surgery. Thus surgical instruments, needles, catheters, endoscopes and the like can be introduced directly into the human body and guided to the malignant lesion by means of the MRI image. The number of inoperable lesions should be greatly reduced by the availability of this new capability. Most importantly treatment can be carried directly to the target tissue.

        With current treatment methods, therapy must always be restricted in the doses that can be applied to the malignant tissue because of the adverse effects on the healthy tissues. Thus chemotherapies must be limited at the first sign of toxic side effects. The same is the case with radiation therapy. The Company expects that with the OR 360 treatment agents may be administrated directly to the malignant tissue through small catheters or needles allowing much larger doses of chemotherapy, x-rays, laser ablation, microwave, or rf to be applied directly and exclusively to the malignant tissue with more effective results. Since the procedure of introducing a treatment needle or catheter under image guidance will be minimally invasive the procedure can be readily repeated should metastases occur elsewhere, with minimum impact on the patient beyond a straightforward needle injection.

        The presence of the MRI image during treatment will enable the operator to make assessments during treatment if his treatment is being effective.

To increase the number of patients who can be scanned, patients are rolled into the scanner room on a special high-throughput gurney. Once the bed is anchored in position, it allows for full horizontal, vertical and rotational positioning for scanning any region of the body. To optimize the patient-friendly character of the Open Sky MRI, the walls, floor, ceiling and magnet poles are decorated with landscape murals. The patient gap is twenty inches and the magnetic field strength, like that of FONAR's QUAD 12000, is 0.6 Tesla. The Open Sky MRI shares the fundamental technology of the QUAD 12000 and offers the same speed, precision and image quality.

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

        MRI directed surgery (laproscopic surgical procedures) is possible by the QUAD's ability to supply images to a monitor positioned next to the patient, enabling a surgeon to view in process surgical procedure from an unlimited number of vantage points. The marked openness of FONAR's QUAD scanners enables surgeons to perform a wide range of surgical procedures inside the magnet.

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

        Maximal S/N is achieved when the direction of the magnetic field and the direction of the receiving coil axis are perpendicular to one another, as is the case with the QUAD scanners. The orientation of the magnetic field is vertical and when combined with any one of FONAR's array of solenoidal (wrap-around) surface coils, the QUAD 12000, for example, produces as much S/N as a supercon MRI at twice the field strength. So that prospective buyers can make an accurate comparison, the number 12,000 is used to describe the S/N equivalency of the QUAD 12000 to 12,000-gauss superconductive machines.

        Several technological advances have been engineered into the QUAD scanners for extra improvements in S/N, including: new high-S/N Organ Specific(TM) receiver coils\; new ceramic magnet poles that provide advanced eddy-current control\; new advanced front-end electronics featuring high-speed, wide-dynamic-range analog-to-digital conversion and a miniaturized ultra-low-noise pre-amplifier\; high-speed automatic tuning, bandwidth-optimized pulse sequences, multi-bandwidth sequences, and off-center FOV imaging capability.

        In addition to the signal-to-noise ratio, however, the factor that must be considered when it comes to image quality is contrast, the quality that enables reading physicians to clearly distinguish adjacent, and sometimes minute, anatomical structures. This quality is measured by contrast-to-noise ratios (C/N). Unlike S/N, which increases with increasing field strength, relaxometry studies have shown that C/N peaks in the mid-field range and actually falls off precipitously at higher field strengths. The QUAD 7000 and QUAD 12000 scanners operate squarely in the optimum C/N range. In addition, the Company's works-in-progress, the OR 360, Open Sky MRI and Stand-Up MRI are also designed to operate with said C/N range.

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

        The QUAD console includes a mouse-driven, multi-window interface for easy operation and a 19-inch, 1280 x 1280-pixel, 20-up, high-resolution image monitor with features such as electronic magnifying glass and real-time, continuous zoom and pan.

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

        During fiscal 2000, sales of the Company's QUAD scanners accounted for approximately 8.6% of the Company's total revenues and 66.5% of its medical equipment segment revenues, as compared to 7% of total revenues and 40% of medical equipment revenues during fiscal 1999. There were no sales of Ultimate or Beta scanners in fiscal 2000 and only one sale of a Beta scanner (1% of total revenues and 6.6% of medical equipment segment revenues) in fiscal 1999.

        The Company also offers a low cost open scanner, the Echo, which operates at a .3 Tesla field strength. The Echo is an open upgraded version of the Company's former principal product, the Beta MRI scanner, but open on four sides to provide four directions for patient access instead of two.

        The materials and components used in the manufacture of the Company's products (circuit boards, computer hardware components, electrical components, steel and plastic) are generally available at competitive prices. The Company has not had difficulty acquiring such materials.



WORKS IN PROGRESS

        The Company's current "works in progress" center around the development of the Indomitable(TM) and Pinnacle scanners. All of the Company's products and works-in-progress seek to bring to the public MRI products that are expected to provide important advances against serious disease.

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

        Among its other uses, the Company envisions that its Open Sky MRI(TM) scanner will meet the public need for an MRI breast scanner.

        In addition there is a need for a treatment modality that can deal effectively with the diseased tissue once it has been detected.

        The Company's Indomitable(TM) scanner will allow patients to be scanned while standing or reclining. As a result, for the first time, MRI will be able to be used to show abnormalities and injuries under full weight-bearing conditions, particularly the spine and joints.

        A floor-recessed elevator brings the patient to the height appropriate for the targeted image region. A custom-built adjustable bed will allow patients to sit or lie on their backs, sides or stomachs at any angle.

        Full-range-of-motion studies of the joints in virtually any direction will be possible, an especially promising feature for sports injuries. Maximal flexion cines of the lumbar spine will be achieved under full body weight.

        Indomitable(TM) will also be useful for MR-directed surgical procedures as the surgeon would have unhindered access to the patient with no restrictions in the vertical direction.

        This easy-entry, mid-field-strength scanner should be ideal for trauma centers where a quick MRI-screening within the first critical hour of treatment will greatly improve patients' chances for survival and optimize the extent of recovery.

        The Company is seeking approval from the FDA for Indomitable and submitted an application on August 9, 2000.

        The Company is also developing a superconductive version of its open iron frame magnets, the "Pinnacle" (TM), and has completed construction of a prototype with a 0.6 Tesla superconductive magnet. The Company's design of its superconductive magnet anticipated the possibility of making its other products available as superconducting magnets. Therefore, it is the Company's objective to make Indomitable(TM) and the Fonar 360 available to FONAR's customers as either iron-frame resistive models or iron-frame superconductive magnets depending on customer preference and pricing.

        The Pinnacle will have a field strength between 0.6 to 1.0 Tesla and a 18-inch gap vertical field. This MRI scanner will combine the benefits of its patented iron-frame, vertical field magnet design with a superconducting magnet.

        The Company is negotiating with several universities to install and commence clinical trials of its new products. The Company is working with these universities to jointly secure research funding for these products.

PRODUCT MARKETING

        The principal markets for the Company's scanners are hospitals and private scanning centers.

        Following a two and a half year period of intense research and development activity to develop and consolidate the features of its MRI scanners, the Company is now turning its attention from predominantly research and development to predominantly sales.

        The Company intends to increase its sales force and is seeking experienced medical equipment sales personnel and distributors. The Company will conduct domestic sales through its own sales personnel and independent sales representatives and distributors. In foreign markets, the Company plans to expand its existing network of independent distributors.

        In addition, the Company plans to expand its website to include an interactive "sales desk" for reaching customers and to commence a program for providing demonstrations of its products to potential customers on an international basis.

        The Company has exhibited its new products at the annual trade show held by the Radiological Society of North America ("RSNA") in Chicago since November 1995 and plans to attend the RSNA trade show in November 2000 and future years. The RSNA trade show is held annually and is attended by most manufacturers of MRI scanners.

        The Company is directing its marketing efforts to meet the demand for both "open" and high field strength MRI scanners. Utilizing a 6000 gauss (0.6 Tesla field strength) iron core electromagnet, the QUAD 12000 scanner magnet is the highest field "open MRI" in the industry.

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

        To meet this demand, the Company has set competitive prices for the QUAD 12000 and QUAD 7000 scanners. In addition to reducing the health care provider's equipment cost, the QUAD scanners' improved image processing speed and extra-bed(s) option (allowing patients to be prepped while another patent is being scanned) would enable the provider to increase patient volume and further reduce per scan costs.

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

        The Company will also focus its marketing efforts on Indomitable (TM) which when commercially available will be the first MRI scanner to enable images and diagnoses to be made of a patient in the weight-bearing state.

        The Company is actively seeking to promote foreign sales and has sold scanners in various foreign countries. Based on indications of interest, meetings, sales trips abroad and negotiations, the Company is optimistic that foreign sales will continue to be an important source of revenue.

        The  Company   believes  there  are  and  will  be  significant   market
opportunities abroad, particularly in Asia and Eastern Europe.

        During the fiscal year ended June 30, 2000, 0.2% of the Company's revenues were generated by foreign sales, as compared to 3.4% and 4.6% for fiscal 1999 and 1998 respectively. See "Note 9 to Notes to Consolidated Financial Statements" for the percentage of foreign sales as in relation to the Company's total revenues.

SERVICE AND UPGRADES FOR MRI SCANNERS

        The Company's customer base of installed scanners has been and will continue to be an additional source of income, independent of direct sales.

        Income is generated from the installed base in two principal areas namely, service and upgrades. Service and maintenance revenues from the Company's installed base were approximately $3.7 million in fiscal 1998, $3.1 million in fiscal 1999 and $2.8 million is fiscal 2000. The decreases in fiscal 1999 and 2000 were principally the result of the retirement of old scanners.

        The Company anticipates that its new line of scanners will result in significant upgrades income in future fiscal years. The potential for upgrades income originates in the exceptional versatility and productivity of the MRI technology. New medical uses for the technology are constantly being discovered. Dramatic new features can often be added to the scanner by the implementation of little more than versatile new software packages. For example, new software packages make possible the reformatting of scanner slices so that a stack of slices across the large bowel allow one to reconstruct the lumen of the bowel and through the use of software navigators visually carry out a "fly-thru" through the bowel searching for polyps and tumors. The procedure eliminates the unpleasant intubation of the bowel for routine colonoscopy. The procedure is presently operative using a CT scanner and plans are underway to adopt it for MRI. Software can be added to current MRI angiograms to synchronize the angiograms to the cardiac cycle. By doing so the dynamics of blood vessel filling and emptying can be visualized with cine movies. Such enhancements are attractive to the end users because they extend the useful life of the equipment and enable the user to avoid obsolescence and the expense of having to purchase new equipment.

        Service and upgrade revenues are expected to increase as sales of QUAD scanners and the size of the customer base increases.

RESEARCH AND DEVELOPMENT

        During the fiscal year ended June 30, 2000, the Company incurred expenditures of $5,893,648 ($361,323 of which was capitalized) on research and development, as compared to $6,647,555 (none of which was capitalized) and $6,506,995 (none of which was capitalized) incurred during the fiscal years ended June 30, 1999 and June 30, 1998, respectively.

        Research and development activities have focused, in large part, on the development of the new Fonar 360 and Stand-Up MRI(TM) scanners and the continued development and enhancement of the Company's QUAD MR scanners. The Fonar 360(OR 360 and Open Sky MRI), Stand-Up MRI and QUAD scanners involve significant software and hardware development as the new products represented entirely new hardware design and architecture requiring a complete new operating software system. The Company's research activity includes developing a multitude of new features for the QUAD series scanners made possible by the QUAD's high speed processing power.

BACKLOG

        The Company's backlog of unfilled orders at September 1, 2000 was approximately $2.05 million, as compared to $1.4 million at September 1, 1999. Of these amounts, approximately $0.45 million and $0.35 million had been paid to the Company as customer advances as at September 1, 2000 and September 1, 1999, respectively. Of the backlog amounts at September 1, 1999 and September 1, 2000, none represented orders from affiliates. It is expected that the existing backlog of orders will be filled within the current fiscal year. The Company's contracts generally provide that if a customer cancels an order, the customer's initial down payment for the MRI scanner is nonrefundable.

PATENTS AND LICENSES

        There are currently numerous patents in effect which relate to the technology and components of the MRI scanners, some of which are registered in the name of the Company and others which are registered in the name of Dr. Raymond V. Damadian, the President and principal stockholder of the Company. The Company believes that these patents, and the know-how it developed, are material to its business.

        Dr. Damadian has granted an exclusive world-wide license to the Company to make, use and sell apparatus covered by certain domestic and foreign patents relating to his MRI technology. The license continues until the expiration of the last patent included within the licensed patent rights, but is terminable earlier, at the option of Dr. Damadian, if he is removed from his position as Chairman of the Board or President of the Company without his consent, or if any stockholder or group of stockholders acting in concert becomes the beneficial owner of Company securities having voting power equal to or greater than the voting power of the securities held directly by him, his executors, administrators, successors or heirs. The agreement can also be terminated by Dr. Damadian upon the commission of an act of bankruptcy by the Company. If Dr. Damadian is unable to serve the Company by reason of his death or disability, the license agreement will remain in effect. Only one patent, which will expire in October, 2000, remains subject to this license. No royalties have been paid to Dr. Damadian under this license.

        One of the patents, issued in the name of Dr. Damadian and covered by said license, is United States patent No. 3,789,832, Apparatus and Method for Detecting Cancer in Tissue (the "1974 Patent"). The development of the Beta 3000 was based upon the 1974 Patent, and Management believes that the 1974 Patent was the first of its kind to utilize MR to scan the human body and to detect cancer. The 1974 Patent was extended beyond its original 17-year term and expired in February, 1992. None of the recoveries with respect to the enforcement of this patent were received by Dr. Damadian.

        The Company has significantly enhanced its patent position within the industry and now possesses a substantial patent portfolio which provides the Company, under the aegis of United States patent law, "the exclusive right to make, use and sell" many of the scanner features which FONAR pioneered and which are now incorporated in most MRI scanners sold by the industry. The Company has 47 patents issued and 32 patents pending. A substantial number of FONAR's existing patents specifically relate to protecting FONAR's position in the high field iron frame open MRI market. The patents further enhance Dr. Damadian's pioneer patent (the 1974 Patent), that initiated the MRI industry and provided the original invention of MRI scanning.

        The Company has entered into a cross-licensing agreement (utilizing other than FONAR's MRI technology) with another entity to use prior art developed for nuclear magnetic resonance technology and has entered into a license to utilize the MRI technology covered by the existing patent portfolio of a patent holding company. The Company also has patent cross-licensing agreements with other MRI manufacturers.

PRODUCT COMPETITION

    MRI SCANNERS

        A majority of the MRI scanners in use in hospitals and outpatient facilities and at mobile sites in the United States are based on high field air core magnet technology while the balance are based on open iron frame magnet technology. In 1998 the size of the MRI market in the United States was approximately $957 million. The market share of high field air core MRI's was approximately 57%. In 1999 the size of the MRI market in the United States was approximately 1.074 billion. FONAR's open iron frame MRI scanners are competing principally with high field air core scanners. The QUAD 12000 scanner, however, utilizing a 6,000 gauss (0.6 Tesla field strength) iron core electromagnet, is the first "open" MR scanner at high field strength. In addition FONAR's works-in-progress include a superconductive version of its open iron frame magnets.

        FONAR believes that its MRI scanners have significant advantages as compared to the high field air core scanners of its competitors. These advantages include:

        1. There is no expansive fringe magnetic field. High field air core scanners require a more expensive shielded room than is required for the iron frame scanners. The shielded room required for the iron frame scanners is intended to prevent interference from external radio frequencies.

        2. They are more open, quiet and in the case of the QUAD scanners allow for faster throughput of patients.

        3. Their annual operating costs are lower.

        4. They can scan the trauma victim, the cardiac arrest patient, the respirator-supported patient, and premature and newborn babies. This is not possible with high field air core scanners because their magnetic field interferes with conventional life-support equipment.

        The principal competitive disadvantage of the Company's products is that they are not "high field strength" (1.0 Tesla +) magnets. As a general principle, the higher the field strength can produce a faster scan. In some parts of the body a faster scan can be traded for a clearer picture. Although the Company believes that the lower cost of its systems plus the benefits of "openness" provided by its scanners compensate for the lower field strength, certain customers will still prefer the higher field strength.

        FONAR faces competition within the MRI industry from such firms as General Electric Company\; Picker International, which is a Division of General Electric Company PLC, of England;\ Philips N.V.\; Toshiba Corporation, Hitachi Corporation and Siemens A.G. Most competitors have marketing and financial resources more substantial than those available to the Company and have in the past, and may in the future, heavily discount the sales price of their scanners. Such competitors sell both high field air core and iron frame products. FONAR's current market share of the market for MRI scanners is less than 5%. FONAR introduced the first "Open MRI" in 1982. "Open MRI" was made possible by FONAR's introduction of an MRI magnet built on an iron frame. Thus the magnetic flux generating apparatus of the magnet (magnet coils or permanent magnet bricks) was built into a frame of steel. The steel frame provided a return path for the magnetic lines of force and thereby kept the magnetic lines of force contained within the magnet. This enabled FONAR, from 1982 on, to show that the FONAR magnet was the only magnet that allowed the patients to stretch out their arms, the only "open" MRI.

        The iron frame, because it could control the magnetic lines of force and place them where wanted and remove them from where not wanted (such as in the operating room where surgeons are standing), provided a much more versatile magnet design than was possible with air core magnets. Air core magnets contain no iron but consist entirely of turns of current carrying wire. FONAR's patented work-in-progress superconductive iron frame magnet, however, combines the high field capability of the air core superconductive magnets with the control and versatility of the open iron frame magnets, thereby joining the best features of both designs into a single magnet. Thus the air core superconductive magnets made by Fonar's large competitors that have dominated the MRI market since 1983 remain the confining "tunnel" design that the public has generally resented.

        For an 11 year period, 1983-1994, Fonar's large competitors (with one exception) generally rejected Fonar's "open" design but by 1994 all (with one exception) added the iron frame "open" magnet to their MRI product line. In 1997 the sale of iron frame "open" magnets exceeded the sale of traditional air core superconductive magnets. One principal reason for this market shift, in addition to patient claustrophobia, is the awareness that the "open" magnet designs permit access to the patient to perform surgical procedures under MRI image guidance, a field which is now growing rapidly and is called "interventional MRI."

        Fonar's future OR 360 version of the Fonar 360 explicitly addresses this growing market reception of MRI guided surgical procedures but is not yet available as a product. Fonar's Indomitable and QUAD series magnets do also. Although not enabling a full operating theater as the OR 360 does, the iron frame "Open" QUAD and Indomitable designs permit ready access to the patient from four sides and therefore enables a wide range of interventional surgical procedures such as biopsies and needle or catheter delivered therapies to be performed under MRI image guidance. The "tunnel" air core superconductive scanners do not permit access to the patient while the patient is inside the scanner.

        While Fonar's current market share of the domestic MRI market is under 5%, FONAR expects to be a leader in domestic open market for several reasons. In MRI, scanning speed and image quality is controlled by the strength of the magnetic field. Fonar's QUAD 12000 scanner operates at almost twice the field strength of the next highest field strength open magnet, manufactured by Toshiba (0.6 Tesla vs. 0.35 Tesla). The Company's Fonar 360 and Indomitable scanners also operate at this field strength. High field MRI manufacturers convinced the marketplace for FONAR, and the marketplace accepts, that higher field strength translates directly into superior image quality and faster scanning speeds. This is the principal reason GE's 1.5 Tesla air core superconductive scanner achieved market dominance in the MRI market before the marketplace shifted and registered an increased demand for the iron frame "Open MRI." No companies possess the Fonar 360 and FONAR possesses the pioneer patents on "Open MRI" technology.

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


GOVERNMENT REGULATION

        Under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, all medical devices are classified by the Food and Drug Administration (the "FDA") into one of three classes. A Class I device is subject only to certain controls, such as labeling requirements and manufacturing practices\; a Class II device must comply with certain performance standards established by the FDA\; and a Class III device must obtain pre-market approval from the FDA prior to commercial marketing. The Company received approval to market its Beta 3000 and Beta 3000M scanners as Class III devices on September 26, 1984. On July 28, 1988, the Magnetic Resonance Diagnostic Device which includes MR Imaging and MR Spectroscopy was reclassified by the FDA to Class II status. On June 25, 1992, the Company received FDA clearance to market the Ultimate Magnetic Resonance Imaging Scanner as a Class II device. The Company received FDA clearance to market the QUAD 7000 in April 1995 and for the QUAD 12000 in November 1995. On March 16, 2000, the Company received FDA approval to market the Fonar 360 for diagnostic imaging (the Open Sky version). On August 9, 2000, the Company applied for FDA approval for the Stand-Up MRI. The Company anticipates that it will need additional FDA approvals or clearances for the OR 360 version of the Fonar 360 and Pinnacle MRI scanners.

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

        Commencing in fiscal 1998 export sales to most European countries and certain other countries have required CE certification (essentially safety requirements for electrical products). On May 25, 1999, the Company obtained CE certification. Previously, on April 9, 1999, the Company was approved for ISO 9001 Certification for its Quality Management System. The Quality Management System is applicable to the design, manufacture, administration of installation and servicing of magnetic resonance imaging scanner systems.

HEALTH MANAGEMENT CORPORATION OF AMERICA
(PHYSICIAN AND DIAGNOSTIC MANAGEMENT SERVICES BUSINESS)

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

        Since its formation, HMCA has completed five acquisitions. HMCA became actively engaged in the physician and diagnostic management services business through its initial two acquisitions which were consummated effective June 30, 1997. Following these two initial acquisitions, HMCA completed two additional acquisitions in fiscal 1998 and one additional acquisition in fiscal 1999.

        The first acquisition was of a group of several interrelated corporations, limited liability companies and a partnership engaged in the business of managing three diagnostic imaging centers and one multi-specialty practice in New York State. The transaction was effected through a merger between a wholly-owned subsidiary of HMCA (formed for the purpose of effecting the transaction) and Affordable Diagnostics, Inc., one of the acquired companies which immediately prior to the merger had acquired the assets and assumed the liabilities of the other acquired companies (together, the "Affordable Companies"). The consideration paid for the Affordable Companies consisted of 2,340,000 shares of the common stock of Fonar.

         The business of the Affordable Companies, which is being continued by HMCA, consisted of providing management, space, equipment, personnel and other resources to the four managed facilities. The services provided at the facilities include MRI scans, CAT scans, x-rays, physical rehabilitation, and in connection with physical rehabilitation, ultra-sound and SSEP/EMG electromygographic diagnostics. The four managed facilities are located in Brewster, New York (MRI), Yonkers, New York (MRI and x-ray), Bronx, New York (MRI and CT) and Riverdale, New York (multi-specialty practice, ultra-sound and SSEP/EMG electromygographic diagnostics). The assets acquired through the acquisition include three MRI scanners, one CT scanner, one x-ray machine, rehabilitation equipment and ultra-sound and electromygographic machines. The equipment is leased to and used at the managed facilities. In addition, HMCA consummated the acquisition of an additional MRI scanner pursuant to a contract entered into prior to the acquisition.

        The second completed acquisition was of Raymond V. Damadian, M.D. MR Scanning Centers Management Company ("RVDC"). Pursuant to the terms of the transaction, HMCA purchased all of the issued and outstanding shares of stock of RVDC from Raymond V. Damadian in exchange for 10,000 shares of the Common Stock of FONAR. Raymond V. Damadian, the principal stockholder, President and Chairman of the Board of FONAR, was the sole stockholder, director and President of RVDC immediately prior to the acquisitions. The business of RVDC, which is being continued by HMCA, was the management of MRI diagnostic imaging centers in New York, Florida, Georgia and other locations. The assets of RVDC included nine MRI scanners, office equipment and office furnishings. RVDC also held partnership interests in three partnerships owning MRI scanning centers.

        As a result of these transactions with Dr. Damadian, HMCA has acquired the business of managing 19 MRI scanning centers. Sixteen of the scanning centers are managed pursuant to management agreements, and 3 of the centers are partnerships with RVDC as the general partner. Effective July 1, 1997, HMCA entered into new management agreements with the centers. Pursuant to the management agreements, HMCA is providing comprehensive management services, including administrative services, office facilities, office equipment, supplies and personnel (except for physicians) to the centers. Service for the centers' MRI scanning equipment is provided under the management agreements in these cases. MRI scanning systems are provided to 9 of the centers pursuant to scanner leases entered into effective July 1, 1997.
All of the facilities previously managed by RVDC are MRI scanning centers.

        The third completed acquisition, consummated on January 20, 1998, was an acquisition of the business and assets of Central Health Care Services Management Company, LLC (Central Health). Central Health is a management service organization (MSO) managing a multi-specialty practice in Yonkers, New York. The assets acquired include therapy and rehabilitation equipment, x-ray equipment, office equipment and office furnishings. The purchase price of Central Health was $1,454,160, of which $601,665 was paid in cash, $551,665 by notes, $25,000 by assumptions of liabilities and the balance in shares of Fonar common stock valued at $275,830.

        The fourth completed acquisition, consummated effective March 20, 1998, was the acquisition of A & A Services, Inc. ("A & A Services"), an MSO managing four primary care practices in Queens County, New York. A & A Services provides the practices with management services, office space, equipment, repair and maintenance service for the equipment and clerical and other non medical personnel. The office locations for the practices are located in Woodhaven, Richmond Hill, Corona and Ridgewood in Queens County, New York and account for over 40,000 primary care patient visits per year. The assets owned by A&A Services included medical and office equipment and office furnishings. The purchase price for A&A was $10 million, $4 million of which was paid in cash at closing and $6 million of which is payable pursuant to promissory notes over a total of six years from closing. Additional consideration is payable if net income for the acquired business exceeds $2.3 in any of the five years following the closing as follows: in each year, 75% of net income between $2.3 million and $2.8 million; 50% of net income between $2.8 million and $3.5 million and 25% of net income in excess of $3.5 million.

        The fifth completed acquisition, consummated effective August 20, 1998, was the acquisition of Dynamic Health Care Management, Inc. ("Dynamic"). Dynamic is an MSO which manages three physician practices in Nassau and Suffolk Counties on Long Island, New York. The office locations for these practices are in Bellmore and Hempstead in Nassau County and Deer Park in Suffolk County and account for approximately 85,000 patient visits per year. The assets of Dynamic included therapy and rehabilitation equipment, office equipment and office furnishings. The purchase price for Dynamic was $11,576,231, consisting of $2.0 million in cash and the balance payable pursuant to promissory notes over an aggregate period of five years from the closing.

HMCA GROWTH STRATEGY

        In addition, HMCA may also pursue acquisitions pursuant to which HMCA would purchase the assets of physicians' practices. Simultaneously with the acquisition of the assets, HMCA would enter into agreements with the physicians (or a professional corporation employing the physicians) pursuant to which HMCA would lease the use of the assets and provide management services to the physicians or their professional corporations. The professional corporation could be either affiliated with HMCA or owned by the selling physicians.

        HMCA believes that there are numerous existing medical practices that could benefit from improved management techniques which would allow the physicians to spend more time treating patients (thereby increasing their revenue) and less time being concerned with the day to day tasks of managing the business. Although the disadvantage to physicians would be the increased administrative costs in the form of management fees payable to HMCA, the Company believes the ability of the physicians to spend more time practicing medicine will more than compensate for these costs.

        In addition, expansion plans for HMCA's clients include opening more offices and expanding existing offices so as to enable practices to treat more patients more efficiently.

        HMCA is seeking to create a network of physicians to participate in managed care and to promote an expansion of the medical services offered by its medical practice clients.

        HMCA believes that the creation of this network will be particularly helpful to its clients where capitated fee agreements are negotiated with insurers since its clients will be able to offer more services from more locations and thereby obtain a higher capitation rate than they might otherwise have been able to obtain. Capitated fee arrangements are arrangements with HMO's whereby the physician or physician practice is paid a fixed monthly fee based on the age and gender of covered person. The fees vary from HMO to HMO and are essentially set by the HMO's.

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

PHYSICIAN AND DIAGNOSTIC MANAGEMENT SERVICES

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

              (6) Diagnostic Imaging and Ancillary Services. HMCA can offer access to diagnostic imaging equipment through diagnostic imaging facilities managed by it. The Company is expanding the ancillary services offered in its network to include CT-scans, x-rays, ultrasound, and other ancillary services useful to its clients.

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

HMCA MARKETING

        HMCA's marketing strategy is to increase the size, number and locations of medical practices and facilities which it manages. HMCA will also seek to broaden the types of medical practices which it services and to develop a client base of primary care and specialty practices as well as diagnostic imaging facilities and other ancillary services. HMCA will seek to promote growth of its clients' patient and revenue bases by developing a network of medical providers and assisting its clients in the development of multi-specialty medical practices.

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

        In addition, HMCA is expanding the ancillary services offered in its network to include CT scans, virtual colonoscopies, x-rays, ultrasound and other modalities as may be appropriate for the physician practice mix.

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

        Managed care providers are becoming an increasingly important factor in the diagnostic imaging industry. To further its position, HMCA will seek to expand the imaging modalities offered at its managed centers or to create networks with other imaging centers. The planned introduction of virtual colonoscopy at one of the managed centers is considered by HMCA to be one of the most promising new modalities. The device is used with a CT scanner and enables the physician to conduct a colonoscopy without using any invasive instruments. If it proves successful, HMCA will introduce it to other managed centers as appropriate.

COMPETITION (HMCA)

        The physician and diagnostic management services field is highly competitive. A number of large hospitals have acquired medical practices and this trend may continue. HMCA expects that more competition will develop. Many competitors have greater financial and other resources than HMCA.

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

GOVERNMENT REGULATION APPLICABLE TO HMCA

        Various States prohibit business corporations from practicing medicine. Consequently, HMCA leases space and equipment to clients and provides clients with a range of non-medical administrative and managerial services. HMCA does not engage in the practice of medicine or establish standards of medical practice or policies for its clients in any such State.

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

EMPLOYEES

        As of July 1, 2000, the Company employed 568 persons on a full-time and part-time basis. Of such employees, 13 were engaged in marketing and sales, 43 in research and development, 72 in prodution, 44 in customer support services, 356 in administration (including 201 on site at facilities and offices managed by HMCA and 85 performing billing, collection and transcription services for those facilities) and 40 professional MRI technicians on site at diagnostic imaging centers managed by HMCA.

ITEM 2.  PROPERTIES

        Fonar leases approximately 135,240 square feet of office and plant space at its principal offices in Melville, New York and at two other locations in Melville and Farmingdale, New York at a current aggregate annual rental rate of approximately $834,000, excluding utilities, taxes and other related expenses. The term of one of the leases extends through 2002 with options to renew up through 2008 and the term of the other lease extends to the beginning of 2009. The Company also leases space in Harrisburg, Pennsylvania at a rental of $1350 per month. Management believes that these premises are adequate for its current needs. HMCA leases approximately 16,850 square feet for its headquarters in Melville, New York at a current annual rental rate of $369,865. The term of the lease extends through September, 2009. In addition, HMCA maintains leased office premises for its clients at approximately 38 site locations having an aggregate annual rental rate of approximately $1.9 million under leases having various terms.

ITEM 3.  LEGAL PROCEEDINGS

       In January 1998, the Company filed an action against Health South, Inc., in the United States District Court for the Eastern District of New York (Civil Action No. CV-98-0679) alleging infringement of the Company's Multi-Angle Oblique Imaging Patent (U.S. Patent No. 4,871,966). Health South, Inc. filed a declaratory judgment counterclaim for non-infringement and invalidity and a third party claim against a manufacturer of certain of the scanners. The case was settled with the manufacturer in December, 1999 and with Health South, Inc. in June, 2000.

        There is no material litigation pending, or to its knowledge, threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                None.


                                     Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is traded in the "Small Cap" market under the National Association of Securities Dealers Automated Quotation System ("NASDAQ") symbol FONR. The following table sets forth the high and low bid and asked prices reported in NASDAQ System for the periods shown. The prices represent quotations between dealers and do not include certain mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

              Fiscal Quarter

                                               Bid         Ask
                                           High   Low   High  Low
                                           ----   ----  ----  ----
July     -  September            1997      3.87   2.72  3.94  2.75
October  -  December             1997      4.03   2.63  4.06  2.66
January  -  March                1998      3.03   2.38  3.13  2.41
April    -  June                 1998      2.72   1.94  2.75  2.00
July     -  September            1998      2.47   1.25  2.50  1.31
October  -  December             1998      1.97   0.97  2.00  1.00
January  -  March                1999      1.72   1.19  1.78  1.22
April    -  June                 1999      1.41   1.03  1.50  1.09
July     -  September            1999      1.16   0.91  1.16  0.94
October  -  December             1999      3.19   0.69  3.25  0.72
January  -  March                2000      4.91   1.63  4.94  1.66
April    -  June                 2000      3.31   1.44  4.00  1.50
July     -  September 25         2000      3.44   1.50  3.47  1.81

        On September 6, 1999, the Company had approximately 5,387 stockholders of record of its Common Stock, 12 stockholders of record of its Class B Common Stock, 4 stockholders of record of its Class C Common Stock and 4,637 stockholders of record of its Class A Non-voting Preferred Stock.

        At the present time, the only class of the Company's securities for which there is a market is the Common Stock.

        The Company paid cash dividends in fiscal 1998 and the first three quarters of fiscal 1999 on monies it received from the enforcement of its patents. Prior to these dividends, the Company had not paid any cash dividends. The Company anticipates paying additional dividends on monies it receives from the enforcement of its patents. Except for these dividends, however, it is expected that the Company will continue to retain earnings to finance the development and expansion of its business.

Item 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data has been extracted from the Company's consolidated financial statements for the five years ended June 30, 2000. This consolidated selected financial data should be read in conjunction with the consolidated financial statements of the Company and the related notes included in Item 8 of this form. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's business plan.

                                            As of, or For the Period Ended June 30,
                  2000           1999            1998          1997         1996
                  ----           ----            ----          ----         ----

STATEMENT OF
OPERATIONS

Revenues       $39,073,797    $36,945,044    $ 27,554,357   $17,633,066    $13,915,725

Cost of        $30,431,069    $29,391,682    $ 23,841,844   $18,428,574    $14,417,384
revenues

Research and    $5,532,325    $ 6,647,555    $  6,506,995   $ 3,928,035  $  3,607,703
Development
Expenses

Net Income
(loss)        $(10,955,987)  $(14,215,763)   $ (5,653,086)  $56,068,771   $(11,407,444)

Net income
(loss) per        $   (.17)      $   (.22)       $   (.09)     $   1.00       $   (.22)
common share

Weighted        66,304,716     64,071,151      61,175,986    56,097,965     51,516,470
average number
Of shares
outstanding *

BALANCE SHEET
DATA

Working
capital        $24,934,609    $37,863,029    $ 54,426,483 $  62,659,470    $(1,575,857)
(deficit)

Total          $84,599,039    $97,648,168    $108,447,780 $ 106,690,561    $28,057,384
assets

Long-term      $20,969,186    $24,821,834    $ 16,003,479  $  4,626,269    $ 4,204,935
debt and
obligations
under capital
leases

Stockholders'  $51,284,758    $59,303,773     $72,572,486  $ 73,245,262    $11,412,629
equity


* Adjusted for stock dividend of Class A Non-voting Preferred Stock declared in October, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

INTRODUCTION.

        The Company was formed in 1978 to engage in the business of designing, manufacturing and selling MRI scanners. In 1997, the Company formed a wholly-owned subsidiary, Health Management Corporation of America ("HMCA"), formerly known as U.S. Health Management Corporation, in order to expand into the physician and diagnostic management services business.

        FONAR's principal MRI products are its Fonar 360, QUAD and Echo MRI scanners. Fonar also considers it Stand-Up MRI ("Indomitable(TM)") which has been submitted to the FDA for approval, to be one of its most promising new products. The Company believes it is in a position to aggressively seek new sales. The Fonar 360, QUAD and Stand-Up MRI scanners are highly competitive and totally new non-claustrophobic scanners not previously available in the MRI market. At 0.6 Tesla field strength, the QUAD 12000 magnet is the highest field "Open MRI" in the industry, offering non-claustrophobic MRI together with high-field image quality for the first time. The Fonar 360 and Stand-Up MRI(TM) share the fundamental technology of the QUAD scanners and also have a field strength of 0.6 Tesla. The Company's work-in-progress Pinnacle MRI scanner will combine Fonar's iron frame magnet with a superconducting driver, and is expected to have a field strength between 0.6 and 1.0 Tesla. The Company expects vigorous sales from its new products. Fonar also offers the Echo, a low cost open MRI scanner. (See "Description of Business - Products, Works-in-Progress and Product Marketing.")

        As part of its scanner marketing program, the Company has attended the industry's annual trade show, RSNA (Radiological Society of North America) since 1995 and plans to do so again in November 1999. The Company believes that it is uniquely positioned to take advantage of the rapidly expanding "Open MRI" market, as the manufacturer of the only high-field "Open MRI" in the industry. The Company expects marked demand for its products since image quality increases as a direct proportion to magnetic field strength. When commercially available, Fonar's Stand-Up MRI is expected to be the only MRI capable of producing images in the weight bearing state. In addition, the Company's new scanners provide improved image quality and high speed imaging at costs that are significantly less than the competition and more in keeping with the medical cost reduction demands being made by our national leaders on behalf of the public.

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

         In   addition,   HMCA   sponsored   the  opening  of  and  manages  two
multi-specialty facilities. These facilities are located in Orlando, Florida and Elmhurst, New York.

         HMCA did not actively engage in business until after June 30, 1997, which was the effective date of its acquisitions of the Affordable Companies and RVDC. As separate businesses, the Affordable Companies had been engaged in business since 1994 and RVDC had been engaged in business since 1990. For financial statement presentation the results of operations, assets and liabilities of the Company and RVDC have been consolidated for prior periods. The Affordable Companies, Central Health, A & A and Dynamic, have been consolidated effective as of the dates of their respective acquisitions (June 30, 1997, January 23, 1998, March 20, 1998 and August 20, 1998, respectively).

         The Company has assessed the impact of the Year 2000 Issue (Y2K) on its financial reporting systems and operations. The Year 2000 Issue was the result of computer programs being written using two digits (rather than four) to define the applicable year. The Company developed a plan to meet this issue, and reviewed all in-house computer based systems and its existing customer base of MRI Scanners. The Company has successfully implemented the Y2K plan and all systems were upgraded or replaced with little or no impact on operations. Y2K compliant software was installed on the Company's MRI scanners. The scanners transitioned to the year 2000 successfully. Costs of addressing these items did not have a material adverse impact on the Company's financial position.


RESULTS OF OPERATIONS. FISCAL 2000 COMPARED TO FISCAL 1999

         In fiscal 2000, the Company experienced a net loss of $11.0 million on revenues of $39.1 million as compared to net loss of $14.2 million on revenues of $36.9 million for fiscal 1999.

         Revenues attributable to the Company's physician and diagnostic management services segment (HMCA) increased to $34.0 million in fiscal 2000 from $31.3 million in fiscal 1999. Operating income of $2.5 million was recognized from the Company's physician and diagnostic management services in fiscal 2000, as compared to an operating income of $3.1 million in fiscal 1999.

         Revenues attributable to the Company's medical equipment segment declined to $6.2 million in fiscal 2000 from $6.5 million in fiscal 1999, reflecting lower sales volume in fiscal 2000. Results of operations for the medical equipment segment improved, however, from a loss of $18.7 million in fiscal 1999 to a loss of $18.9 million in fiscal 2000.

         The Company's consolidated operating loss increased to a loss of $16.4 million for fiscal 2000 from a loss of $15.6 million for fiscal 1999, a further improvement from the operating loss of $17.6 million for fiscal 1998.

        Other income of $1.0 million (principally the net proceeds from the Company's patent enforcement lawsuits) and investment income of $2.1 million were recognized by the Company in fiscal 1999 as compared to other income of approximately $5.6 million (principally the net proceeds from the Company's patent enforcement lawsuits) and investment income of $1.9 million in fiscal 2000.

        Costs of revenues and expenses increased from $52.6 million in fiscal 1999 to $55.5 million in fiscal 2000, reflecting principally the expansion of the Company's physician and diagnostic management services operations. Costs of revenue and expenses for the Company's physician and diagnostic management services increased to $23.6 million in fiscal 2000 from $21.8 million in fiscal 1999. Research and development expenses decreased to $5.5 million in fiscal 2000 as compared to $6.6 million in fiscal 1999.

        Overall, costs of revenues and expenses for the Company's medical equipment segment, however, declined to $24.3 million in fiscal 2000 from $25.1 million in fiscal 1999 reflecting, most significantly, reductions in costs of product sales ($4.4 million in fiscal 2000 as compared to $4.9 million in fiscal
1999) and an increase in general and administrative expenses ($8.7 million in fiscal 2000 as compared to $7.7 million in fiscal 1999) and costs of revenue ($7.9 million in fiscal 2000 as compared to $9.5 million in fiscal 1999).

         Revenues generated by sales of QUAD MRI scanners were $2.6 million (7% of total revenues) in fiscal 1999 and $3.2 million (8.4% of total revenues) in fiscal 2000. Revenues attributable to sales of the Company's Ultimate scanners during the same period were $0.00.

         Sales of Beta scanners were $430,000 in fiscal 1999 (approximately 1% of total revenues) and $84,255 (approximately 0.2% of total revenues) in fiscal 2000.

        Sales to affiliated parties represented approximately 4.5% ($1,752,298) of the Company's revenues in fiscal 2000, as compared to 0.4% ($150,000) of the Company's revenues in fiscal 1999.

        Gross profit margins on product sales to unrelated parties were negative (49%) in fiscal 1999 and negative (86.7%) in fiscal 2000. This reflected the losses on sales of the Company's QUAD scanners. The Company's strategy is to attempt to hold down the price of its QUAD scanners and to increase profitability by reducing manufacturing costs and increasing volume. The effectiveness of this strategy will not be discernible until higher sales volume for the Company's QUAD scanners is achieved.

        To reduce the cost of manufacturing its QUAD scanners, the Company expanded its manufacturing capacity in fiscal 2000 and 1999 by acquiring approximately $2.1 million and $3.8 million, respectively, worth of new capital equipment. In addition, the Company expanded its operating capacity by hiring additional personnel.

        Notwithstanding the Company's increased manufacturing activities, revenues attributable to the Company's medical equipment segment declined to approximately $6.2 million in fiscal 2000 from approximately $6.5 million in fiscal 1999. These trends reflected a decline in service revenue from $2.3 million in fiscal 1999 to $1.7 million in fiscal 2000 and a constant level in product sales in fiscal 2000 ($3.4 million) from fiscal 1999 ($3.4 million). The decline in service revenue reflects the retirement of old scanners by the Company's customers. The Company does not expect the decline in revenue to continue. The Company is enthusiastic about the future of its FONAR 360 product line and Indomitable(TM) scanners which will bring a new plateau of "openness" to diagnostic MRI and a new frontier in surgery for performing surgical treatments using MRI images to guide surgery.

        Continuing its tradition as the originator of MRI, the Company remained committed to maintaining its position as the leading innovator of the industry through aggressive investing in research and development. In fiscal 2000 the Company continued its investment in the development of its new MRI scanners, together with software and upgrades, with an investment of $5,893,648 in research and development ($361,323 of which was capitalized) as compared to $6,647,555 (none of which was capitalized) in fiscal 1999. The research and development expenditure was approximately 116.7% of revenues attributable to the Company's medical equipment segment (and 15.1% of total revenues) in 2000 and $102% of medical equipment segment revenues in 1999 (and 18% of total revenues).

        The Company has continued its efforts to increase scanner sales in foreign countries as well as domestically. Based on sales to date, further indications of interest, meetings, sales trips abroad and negotiations, the Company is optimistic that foreign sales will continue to prove a significant source of revenue.

        The Company continued to benefit as a result of programs set in motion in fiscal 1989; namely strict cost containment initiatives and expanding the corporate business into a greater number of profitable enterprises within and related to the MRI and medical industries (e.g., physician and diagnostic management services, customer service, upgrades). As a result of this expansion, the percentage of the Company's revenue derived from sources other than scanner sales was approximately 91.4% for fiscal 2000 and 90.9% for fiscal 1999.

        During the fiscal year ended June 30, 2000, the Company realized income of approximately $5.6 million from the settlement of various legal disputes (essentially its patent infringement actions) as compared to approximately $1.0 million in fiscal 1999.



RESULTS OF OPERATIONS. FISCAL 1999 COMPARED TO FISCAL 1998

        In fiscal 1999, the Company experienced a net loss of $14.2 million on revenues of $36.9 million as compared to a net loss of $5.7 million on revenues of $27.6 million for fiscal 1998. As a result of HMCA's acquisitions, revenues attributable to the Company's physician and diagnostic management services segment (HMCA) increased dramatically, to $31.3 million in fiscal 1999 from $21.1 million in fiscal 1998. Operating income of $3.1 million was recognized from the Company's physician and diagnostic management services in fiscal 1999, as compared to income of $2.7 million in fiscal 1998. Revenues attributable to the Company's medical equipment segment declined to $6.5 million in fiscal 1999 from $7.8 million in fiscal 1998, reflecting lower sales volume in fiscal 1999. Results of operations for the medical equipment segment improved, however, from a loss of $20.3 million in fiscal 1998 to a loss of $18.7 million in fiscal 1999. Other income of $8.6 million (principally the net proceeds from the Company's patent enforcement lawsuits) and investment income of $3.7 million were recognized by the Company in fiscal 1998 as compared to other income of $1.0 million (principally the net proceeds from the Company's patent enforcement lawsuits) and investment income of $2.1 million in fiscal 1998.

        Costs of revenues and expenses increased from $45.1 million in fiscal 1998 to $52.6 million in fiscal 1999, reflecting the expansion of the Company's physician and diagnostic management services operations and an increase in research and development in the medical equipment segment. Costs of revenue and expenses for the Company's physician and diagnostic management services increased to $21.8 million in fiscal 1999 from $13.7 million in fiscal 1998. Research and development expenses increased to $6.6 million in fiscal 1999 as compared to $6.5 million in fiscal 1998.

        Overall, costs of revenues and expenses for the Company's medical equipment segment, however, declined to $25.1 million in fiscal 1999 from $28.1 million in fiscal 1998 reflecting, most significantly, costs of product sales ($4.9 million in fiscal 1999 as compared to $7.8 million in fiscal 1998) reductions in general and administrative expenses ($7.7 million in fiscal 1999 as compared to $7.5 million in fiscal 1998) and costs of revenue ($8.5 million in fiscal 1999 as compared to $11.4 million in fiscal 1998).

        Revenues generated by sales of QUAD MRI scanners were $4.1 million (approximately 15% of total revenues) in fiscal 1998 and $2.6 million (7% of total revenues) in fiscal 1999. Revenues attributable to sales of the Company's Ultimate scanners during the same period were $0.00.

        Sales of Beta scanners were $0.00 in fiscal 1998 and $430,000 in fiscal 1999.

        Sales to affiliated parties represented approximately 0.4% ($150,000) of the Company's revenues in fiscal 1999, as compared to approximately 0.3% ($100,000) in fiscal 1998.

        Gross profit margins on product sales to unrelated parties were negative (98%) in fiscal 1998 and negative (49%) in fiscal 1999. This reflected the losses on sales of the Company's QUAD scanners.

        To reduce the cost of manufacturing its QUAD scanners, the Company expanded its manufacturing capacity in fiscal 1999 and 1998 by acquiring approximately $3.8 million and $1.4 million, respectively, worth of new capital equipment. In addition, the Company expanded its operating capacity by hiring additional personnel.

        Notwithstanding the Company's increased manufacturing activities, revenues attributable to the Company's medical equipment segment declined to approximately $6.5 million in fiscal 1999 from approximately $7.8 million in fiscal 1998. These trends reflected a decline in service revenue from $2.5 million in fiscal 1998 to $2.3 million in fiscal 1999 and a decrease in product sales in fiscal 1999 ($3.4 million) from fiscal 1998 ($3.9 million).

        In fiscal 1999 the Company continued its investment in the development of its new MRI scanners, together with software and upgrades, with an investment of $6,647,555 in research and development (none of which was capitalized) as compared to $6,506,995 (none of which was capitalized) in fiscal 1998. The research and development expenditure was approximately 102% of revenues attributable to the Company's medical equipment segment (and 18% of total revenues) in 1999 and $83.3% of medical equipment segment revenues in 1998 (and 23.6% of total revenues).

        During the fiscal year ended June 30, 1999, the Company realized income of approximately $1.0 million from the settlement of various legal disputes (essentially its patent infringement actions) as compared to approximately $8.6 million in fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

        Cash, cash equivalents and marketable securities declined from $35.4 million at June 30, 1999 to $23.3 million at June 30, 2000. Principal uses of cash during fiscal 2000 included capital expenditures of $2.8 million, repayment of indebtedness and capital lease obligations in the amount of $3.8 million, purchase of treasury stock of $79,000 and $4.7 million to fund the losses for the fiscal year.

        Marketable securities approximated $11.5 million as of June 30, 2000 as compared to $20.2 million as of June 30, 1999. From June 30, 1999 to June 30, 2000 the Company reduced its investments in equity securities from approximately $100,000 to $0, reduced its investments in U.S. Government obligations from approximately $11.0 million to $10.2 million and reduced its investments in corporate and government agency bonds from approximately $9.3 million to $1.5 million. This has had the intended effect of reducing the volatility of the Company's investment portfolio.

    Cash used in operating activities for fiscal 2000 approximated $4.7 million. Cash used in operating activities was attributable substantially to the funding of the net loss for fiscal 2000.

        Cash provided by investing activities for fiscal 2000 approximated $5.5 million. The principal source of cash from investing activities during fiscal 2000 consisted of the proceeds from the sale of marketable securities of $8.6 million (less expenditures for property and equipment of approximately $2.8 million).

        Cash used in financing activities for fiscal 2000 approximated $4.1 million. The principal uses of cash in financing activities during fiscal 2000 consisted of repayment of principal on long-term debt of approximately $3.8 million.

        Total liabilities decreased since June 30, 1999 by approximately $5.0 million to approximately $33.3 million at June 30, 2000. The decrease in liabilities from June 30, 1999 was attributable to a reduction of approximately $5.6 million in long-term debt.

        As at June 30, 2000, the Company's past due obligations consisted of approximately $643,534 in past due taxes (various state taxes). The Company is seeking to enter into payment plans with taxing authorities with respect to past due taxes and to restructure its other past due indebtedness.

        As of June 30, 2000, the Company had an unused credit facility with a bank in the approximate amount of $863,000.

        The Company's business plan currently includes an aggressive program for manufacturing and selling its new line of scanners which are achieving success in the marketplace. In addition the Company plans, through its subsidiary, Health Management Corporation of America, to develop and expand its physician and diagnostic management services) business (See "Description of Business").

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

        Advances and notes to affiliates and related parties increased by approximately $597,000 from June 30, 1999 to June 30, 2000. As these are long-term assets, they tend to reduce the Company's liquidity.

        Capital expenditures for each of fiscal 2000 and 1999 approximated $2.8 million and $5.5 million, respectively, and substantially consisted of office and production equipment.

        The Company's business plan initiated in September 1989, had as its objective the enhancement and stabilization of revenue streams through the generation of additional income from its installed base of scanners and leasing programs. In addition, the Company instituted strict cost containment programs. While continuing to focus on new sources of income, the Company now has commenced aggressive sales and manufacturing of its new generation of Open MRI scanners and is reemphasizing MRI Scanner sales. In addition, the Company is enhancing its revenue by entering into the physician and diagnostic management services business through its new subsidiary, HMCA.

        Cost containment programs continue in force notwithstanding an increase in costs and expenses resulting from increased manufacturing activity and marketing of its MRI scanners and the expansion of HMCA's physician and diagnostic management services business. These programs, which include increasing the portion of manufacturing conducted on the Company's premises, have enabled the Company to achieve significantly lower manufacturing costs than would have otherwise been experienced in the production of its QUAD scanners. This has enabled the Company to pass on to customers a much needed reduction in the sales price of MRI scanners.

        The Company's plan calls for a continuing emphasis on providing its customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from the Company's installed base of scanners were $2.3 million for the year ended June 30, 1999 and $1.7 million for the year ended June 30, 2000 (transactions between the Company and its subsidiaries are eliminated in the consolidation). The Company will continue to aggressively develop and market upgrades and enhancements for previously installed scanners.

        The Company's working capital surplus as of June 30, 2000 approximates $24.9 million, as compared to a working capital surplus of $37.9 million as of June 30, 1999.

        The change in the Company's working capital position resulted primarily from its investments in new equipment ($2.8 million), note payments on the purchase prices for HMCA's acquisitions ($3.7 million), its overall operating losses, and an increase in its current liabilities of $560,099 ($18.4 million as at June 30, 2000 as compared to $17.8 million as at June 30, 1999.

        The Company believes that the above mentioned financial resources will provide the cash flows needed to achieve the sales, service and production levels necessary to support its operations. In addition, the Company is exploring other financing alternatives which may become available as the success of the previously described programs accelerates.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
             RISK



         The Company has investments in fixed rate instruments. None of the fixed rate instruments in which the Company invests extend beyond June 30, 2005. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by the Company at June 30, 2000.



                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE



         Date              Investments in Fixed Rate    Weighted Average
                                    Instruments           Interest Rate

         6/30/01                     4,156,967                6.0%
         6/30/02                     2,514,105                6.5%
         6/30/03                     3,378,037                7.0%
         6/30/04                     1,446,141                6.1%
         6/30/05                       253,734                7.1%

Total:                              11,748,984

Fair Value
at 6/30/00                          11,484,176


         All of the Company's revenue, expense and capital purchasing activities are transacted in United States dollars.

         See Note 11 to the Company's Financial Statements for information on long term debt.

Item 8.

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      FONAR CORPORATION AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES




                                                                Page No.
                                                                -------

INDEPENDENT AUDITORS' REPORT                                       F2

CONSOLIDATED BALANCE SHEETS                                      F3 - F5
At June 30, 2000 AND 1999

CONSOLIDATED STATEMENTS OF OPERATIONS                               F6
For the Three Years Ended June 30, 2000, 1999 and 1998

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                  F7 -   F12
For the Three Years Ended June 30, 2000, 1999 and 1998

CONSOLIDATED STATEMENTS OF CASH FLOWS                            F13 - F14
For the Three Years Ended June 30, 2000, 1999 and 1998

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F15 - F52

SELECTED FINANCIAL DATA                                             (*)
For the Five Years Ended June 30, 2000

(*) Included in Part II, Item 6 of the Form.

Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Board of Directors
FONAR Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries as at June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FONAR Corporation and Subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with generally accepted accounting principles.

During each of the years in the three-year period ended June 30, 2000, a significant portion of the Company's revenues was from related parties (see Notes 2, 3, 5, 8 and 20).

                                           /S/ TABB, CONIGLIARO & McGANN, P.C.

New York, New York
September 25, 2000

                                      F2

                      FONAR CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------

                                                             June 30,
                                                   ---------------------------
                                                        2000           1999
                                                   ------------   ------------
Current Assets
Cash and cash equivalents                           $11,810,519    $15,175,804
Marketable securities                                11,484,176     20,197,698
Accounts receivable, net                             14,388,662     13,936,734
Costs and estimated earnings in excess of
billings on uncompleted contracts                       968,159      1,463,450
Inventories                                           3,536,169      4,237,778
Investment in sales-type lease with related
party                                                    57,832              -
Prepaid expenses and other current assets               604,059        701,433
                                                   ------------   ------------
Total Current Assets                                 42,849,576     55,712,897

Restricted Cash                                       5,000,000      5,000,000

Property and Equipment - Net                         11,227,454     11,442,493

Advances and Notes to Related Parties,
Net of discounts and allowance for
doubtful accounts of $904,000 at June 30,
2000 and 1999                                         1,158,998      1,434,689

Investment in Sales-Type Lease with Related
Party                                                   872,603              -

Notes Receivable, Net of allowance for
doubtful accounts of $477,456 at June 30,
2000 and 1999                                           500,810         24,796

Excess of Cost Over Net Assets of
Businesses Acquired, Net of accumulated
amortization of $2,716,859 and $1,498,166
at June 30, 2000 and 1999, respectively              21,656,990     22,875,683

Other Intangible Assets, Net                          1,035,924        888,992

Other Assets                                            296,682        268,618
                                                   ------------   ------------
Total Assets                                        $84,599,037    $97,648,168
                                                   ============   ============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                            June 30,
                                                   ---------------------------
                                                        2000           1999
                                                   ------------   ------------
Current Liabilities
  Current portion of debt
  and capital leases                                $ 6,224,727    $ 4,474,293
  Accounts payable                                    1,738,847      2,401,926
  Other current liabilities                           8,966,929      9,920,991
  Customer advances                                     582,551         95,518
  Income taxes payable                                  896,913        957,140
                                                   ------------   ------------
  Total Current Liabilities                          18,409,967     17,849,868
                                                   ------------   ------------

  Long-term Debt and Capital Leases,
  Less Current Maturities                            14,744,459     20,347,541

  Other Liabilities                                     138,338        131,629
                                                   ------------   ------------
                                                     14,882,797     20,479,170
                                                   ------------   ------------
  Minority Interest                                      21,515         15,357
                                                   ------------   ------------

  Commitments, Contingencies and Other
    Matters (Notes 1, 2, 3, 5, 10, 11,
  12, 14,17 and 19)

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                  (Continued)

                                                             June 30,
                                               -------------------------------
                                                       2000            1999
                                                  ------------   ------------
Stockholders' Equity
  Common stock - $.0001 par value;  authorized
    -  60,000,000  shares;  issued -
    56,604,735  and 53,998,906  shares at June
    30, 2000 and 1999,  respectively;
    outstanding - 56,315,471 and 53,793,042
    shares at June 30, 2000 and 1999,
    respectively                                      $  5,631       $  5,378
  Class B common stock (10 votes per share) -
    $.0001 par value;  authorized - 4,000,000
    shares;  issued and outstanding - 4,211
    and 5,211 shares at June 30, 2000 and 1999,
    respectively                                             -              -
  Class C common stock (25 votes per share) -
    $.0001 par value; authorized - 10,000,000
    shares; issued and outstanding - 9,562,824
    shares at June 30, 2000 and 1999                       956            956
  Class A non-voting preferred stock - $.0001
    par value; authorized - 8,000,000 shares;
    issued and outstanding - 7,836,286 shares
    at June 30, 2000 and 1999                              784            784
  Preferred stock - $.001 par value;
    authorized - 10,000,000 shares; issued
    and outstanding - none                                   -              -
  Paid-in capital in excess of par value            98,581,757     95,385,863
  Accumulated other comprehensive income              (264,808)      (203,106)
  Accumulated deficit                              (44,816,824)   (33,860,837)
  Notes receivable from stockholders                (1,338,005)    (1,226,148)
  Unearned compensation                               (213,374)      (206,878)
  Treasury stock - 289,264 and 205,864 shares
    of common stock at June 30, 2000 and 1999,
    respectively                                      (671,359)      (592,239)
                                                  ------------   ------------
    Total Stockholders' Equity                      51,284,758     59,303,773
                                                  ------------   ------------
    Total Liabilities and Stockholders' Equity    $ 84,599,037   $ 97,648,168
                                                  ============   ============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For the Years Ended June 30,
                                    ------------------------------------------
                                         2000           1999           1998
                                    ------------   ------------    -----------
Revenues
  Product sales - net               $  1,606,229   $  3,380,467   $  3,937,726
  Product sales - related parties
    - net                              1,752,298           -              -
  Service and repair fees - net        1,692,537      2,301,488      2,520,637
  Management and other fees -
    related parties - net             34,022,733     31,263,089     21,095,994
                                    ------------   ------------    -----------
  Total Revenues - Net                39,073,797     36,945,044     27,554,357
                                    ------------   ------------    -----------
Costs and Expenses
  Costs related to product sales       2,849,046      4,931,803      7,800,569
  Costs related to product sales
  - related parties                    1,573,870           -              -
  Costs related to service and
    repair fees                        2,396,609      2,697,695      2,373,808
  Costs related to management and
    other fees - related parties      23,611,544     21,762,184     13,667,467
  Research and development             5,532,325      6,647,555      6,506,995
  Selling, general and administrative 16,211,414     14,383,842     12,489,539
  Compensatory element of stock
    issuances for selling, general
    and administrative expenses        1,929,706        275,242      1,108,362
  Provision for bad debts                177,162        628,836        929,786
  Amortization of excess of cost
    over net assets of businesses
    acquired                           1,218,693      1,225,942        272,224
                                    ------------   ------------    -----------
  Total Costs and Expenses            55,500,369     52,553,099     45,148,750
                                    ------------   ------------    -----------
Loss from Operations                 (16,426,572)   (15,608,055)   (17,594,393)

Interest Expense                      (1,710,188)    (2,051,290)      (728,327)
Investment Income                      1,919,744      2,110,780      3,708,938
Other Income, Principally Gain on
  Litigation Awards                    5,575,375      1,043,119      8,610,035
Minority Interests in Income
  of Partnerships                       (270,669)      (300,235)      (146,890)
                                    ------------   ------------    -----------
Loss Before Provision for Taxes      (10,912,310)   (14,805,681)    (6,150,637)

Provision (Benefit) for Income Taxes      43,677       (589,918)      (497,551)
                                    ------------   ------------    -----------
Net Loss                            $(10,955,987)  $(14,215,763)  $ (5,653,086)
                                    ============   ============    ===========

Basic and Diluted Net Loss Per Share$       (.17)  $       (.22)  $       (.09)
                                           =====          =====          =====
Weighted Average Number of Shares
  Outstanding                         66,304,716     64,071,151     61,175,986
                                      ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED JUNE 30, 2000

                                                                            Class A
                                                                              Non-       Paid-in                         Notes
                                 Per     Class A Common Stock    Class C     Voting    Capital in       Treasury       Receivable
                                Share    --------------------    Common    Preferred    Excess of         Stock           from
                                Amount     Shares     Amount      Stock      Stock     Par Value         Amount       Stockholders
                                ------   ----------  --------    --------  ---------   -----------     ----------     ------------
Balance - June 30, 1999         $  -     53,793,042  $  5,378    $    956  $    784    $95,385,863     $ (592,239)    $(1,226,148)

Net loss                           -           -         -           -         -              -              -               -

Other comprehensive income,
      net of tax:
    Unrealized losses on
      securities arising
      during the year, net
      of tax                       -           -         -           -         -              -              -               -
    Less: Reclassification
      adjustment for (gains)
      losses included in net
      loss              -          -           -         -           -         -              -              -

Exercise of Stock Options         1.13      389,000        39                              455,780           -           (391,250)
Purchase of common stock           .95         -         -           -         -              -            (79,120)          -
Stock issued to employees
  under stock bonus plans         2.00      193,523        20        -         -           396,662           -               -
Issuance of stock in
  settlement of liabilities       1.51      490,000        49        -         -           742,323           -               -
Shares returned in
  cancellation of notes
  receivable                       -           -         -           -         -              -              -               -
Issuance of stock under
  consulting contracts            1.07    1,429,574       143        -         -         1,539,378           -               -
Issuance of stock for
  acquisition of Central
  Health Care                     3.19       19,332         2        -         -            61,751           -               -
Net reduction in notes
  receivable from
  stockholders                     -           -         -           -         -              -              -             279,393
Amortization of unearned
  compensation                     -           -         -           -         -              -              -               -
Conversion of Class B
  common stock to Class A
  common stock                     -          1,000      -           -         -              -              -               -
                                         ----------  --------    -------- ---------    -----------     ----------     ------------
BALANCE - JUNE 30, 2000                  56,315,471  $  5,631    $    956  $    784    $98,581,757     $ (671,359)    $(1,338,005)
                                         ==========  ========    ======== =========    ===========     ==========     ============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED JUNE 30, 2000

                                                      Accumulated
                                                         Other                                             Comprehensive
                                     Unearned        Comprehensive    Accumulated                             Income
                                   Compensation         Income          Deficit             Total             (Loss)
                                   ------------      -------------    ------------       -----------       -------------
Balance - June 30, 1999            $(206,878)        $  (203,106)     $(33,860,837)      $59,303,773

Net loss                                -                   -          (10,955,987)      (10,955,987)      $(10,955,987)

Other comprehensive income,
      net of tax:
    Unrealized losses on
      securities arising
      during the year, net
      of tax                            -                (47,830)             -              (47,830)           (47,830)
    Less: Reclassification
      adjustment for (gains)
      losses included in net
      loss                              -                (13,872)             -              (13,872)           (13,872)

Exercise of stock options               -                   -                 -               64,569               -
Purchase of common stock                -                   -                 -              (79,120)              -
Stock issued to employees
  under stock bonus plans               -                   -                 -              396,682               -
Issuance of stock in
  settlement of liabilities             -                   -                 -              742,372               -
Shares returned in
  cancellation of notes
  receivable                            -                   -                 -                 -                  -
Issuance of stock under
  consulting contracts              (726,962)               -                 -              812,599               -
Issuance of stock for
  acquisition of Central
  Health Care                           -                   -                 -               61,753               -
Net redictopm in notes
  receivable from
  stockholders                          -                   -                 -              279,393               -
Amortization of unearned
  compensation                       720,466                -                 -              720,466               -
Conversion of Class B
  common stock to Class A
  common stock                          -                   -                 -                 -                  -
                                   -----------       -----------      ------------       -----------       ------------
BALANCE - JUNE 30, 2000            $  (213,374)      $  (264,808)     $(44,816,824)      $51,284,758       $(11,017,689)
                                   ===========       ===========      ============       ===========       ============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED JUNE 30, 1999

                                                                            Class A
                                                                              Non-       Paid-in                         Notes
                                 Per     Class A Common Stock    Class C     Voting    Capital in       Treasury       Receivable
                                Share    --------------------    Common    Preferred    Excess of         Stock           from
                                Amount     Shares     Amount      Stock      Stock     Par Value         Amount       Stockholders
                                ------   ----------  --------    --------  ---------   -----------     ----------     ------------
Balance - June 30, 1998         $  -     52,954,465  $  5,294    $    956  $    784    $94,502,717     $ (395,445)    $(1,854,450)

Net loss                           -          -         -           -          -             -              -               -

Other comprehensive income,
      net of tax:
    Unrealized losses on
      securities arising
      during the year, net
      of tax                       -          -         -           -          -             -              -               -
    Less: Reclassification
      adjustment for losses
      included in net loss         -          -         -           -          -             -              -               -

Purchase of common stock          2.03        -         -           -          -             -           (196,794)          -
Stock issued to employees
  under stock bonus plans         1.54      161,180        16       -          -           206,267          -               -
Issuance of stock in
  settlement of liabilities        -        463,161        47       -          -           664,609          -               -
Shares returned in
  cancellation of notes
  receivable                       -       (190,000)      (19)      -          -          (539,357)         -             539,376
Issuance of stock under
  consulting contracts            1.37      202,018        20       -          -           275,817          -               -
Issuance of stock for
  acquisition of Central
  Health Care                     1.37      202,018        20       -          -           275,810          -               -
Net change in notes
  receivable from
  stockholders                     -          -         -           -          -             -              -              88,926
Amortization of unearned
  compensation                     -          -         -           -          -             -              -               -
Conversion of Class B
  common stock to Class A
  common stock                     -            200     -           -          -             -              -               -
                                         ----------  --------    -------- ---------    -----------     ----------     ------------
BALANCE - JUNE 30, 1999                  53,793,042  $  5,378    $    956  $    784    $95,385,863     $ (592,239)    $(1,226,148)
                                         ==========  ========    ======== =========    ===========     ==========     ============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED JUNE 30, 1999

                                                      Accumulated
                                                         Other                                             Comprehensive
                                     Unearned        Comprehensive    Accumulated                             Income
                                   Compensation         Income          Deficit             Total             (Loss)
                                   ------------      -------------    ------------       -----------       -------------
Balance - June 30, 1998            $    -            $   (42,296)     $(19,645,074)      $72,572,486

Net loss                                -                  -           (14,215,763)      (14,215,763)      $(14,215,763)

Other comprehensive income,
      net of tax:
    Unrealized losses on
      securities arising
      during the year, net
      of tax                            -               (194,647)            -              (194,647)          (194,647)
    Less: Reclassification
      adjustment for losses
      included in net loss              -                 33,837             -                33,837             33,837

Purchase of common stock                -                  -                 -              (196,794)
Stock issued to employees
  under stock bonus plans               -                  -                 -               206,283
Issuance of stock in
  settlement of liabilities             -                  -                 -               664,656
Shares returned in
  cancellation of notes
  receivable                            -                  -                 -                 -
Issuance of stock under
  consulting contracts                (275,837)            -                 -                 -
Issuance of stock for
  acquisition of Central
  Health Care                           -                  -                 -               275,830
Net change in notes
  receivable from
  stockholders                          -                  -                 -                88,926
Amortization of unearned
  compensation                          68,959             -                 -                68,959
Conversion of Class B
  common stock to Class A
  common stock                          -                  -                 -                 -
                                   -----------       -----------      ------------       -----------       ------------
BALANCE - JUNE 30, 1999            $  (206,878)      $  (203,106)     $(33,860,837)      $59,303,773       $(14,376,573)
                                   ===========       ===========      ============       ===========       ============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED JUNE 30, 1998

                                                                               Class A
                                                                                 Non-         Paid-in                      Notes
                               Per         Class A Common Stock     Class C     Voting      Capital in      Treasury    Receivable
                              Share      ----------------------     Common     Preferred     Excess of       Stock         from
                              Amount       Shares       Amount       Stock       Stock       Par Value       Amount    Stockholders
                              ------     ----------    --------    ---------   ---------    -----------    ----------  ------------
Balance - June 30, 1997       $  -       49,133,422    $  4,913    $    956    $    785     $90,640,637    $(395,445)   $(1,918,596)

Net loss                         -            -            -           -           -              -            -              -

Other comprehensive income,
     net of tax:
   Unrealized gains on
     securities, net of tax      -            -            -           -           -              -            -              -
Stock issued to employees
  under 1995 stock bonus
  plan                          2.96        400,430          40        -           -          1,184,838        -              -
Shares issued under 1993
  incentive stock option
  plan                          3.00        153,170          15        -           -            459,495        -              -
Issuance of stock under
  1986 incentive stock
  option plan                    .37          3,125           1        -           -              1,171        -              -
Issuance of stock in
  settlement of liabilities     2.75        236,345          23        -           -            650,641        -              -
Shares issued under 1997
  non-statutory plan             -            2,600           1        -           -             19,836        -              -
Issuance of stock under
  consulting contracts          2.79        223,030          22        -           -            622,754        -              -
Additional consideration
  related to acquisition
  of Affordable
  Diagnostics, Inc.             1.60        576,000          57        -           -            923,385        -              -
Issuance of stock in
  substitution for
  4,909,767 warrants             -        2,226,343         222        -           -                (40)       -              -
Net change in notes
  receivable from
  stockholders                   -            -            -           -           -              -            -             64,146
Amortization of unearned
  compensation                   -            -            -           -           -              -            -              -
Class A preferred stock
  retired                        -            -            -           -             (1)          -            -              -
                                         ----------    --------    ---------   ---------    -----------    ----------   -----------

BALANCE - JUNE 30, 1998                  52,954,465    $  5,294    $    956    $    784     $94,502,717    $(395,445)   $(1,854,450)
                                         ==========    ========    =========   =========    ===========    ==========   ===========

See accompanying notes to consolidated financial statements.
                                      F-11

                      FONAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED JUNE 30, 1998

                                                       Accumulated
                                                          Other                                            Comprehensive
                                      Unearned        Comprehensive    Accumulated                             Income
                                    Compensation         Income          Deficit            Total              (Loss)
                                    ------------      -------------    ------------       -----------      -------------

Balance - June 30, 1997             $(1,096,000)      $      -         $(13,991,988)      $73,245,262

Net loss                                  -                  -           (5,653,086)       (5,653,086)     $ (5,653,086)

Other comprehensive income,
     net of tax:
   Unrealized gains on
     securities, net of tax               -                (42,296)           -               (42,296)          (42,296)
Stock issued to employees
  under 1995 stock bonus
  plan                                    -                  -                -             1,184,878
Shares issued under 1993
  incentive stock option
  plan                                    -                  -                -               459,510
Issuance of stock under
  1986 incentive stock
  option plan                             -                  -                -                 1,172
Issuance of stock in
  settlement of liabilities               -                  -                -               650,664
Shares issued under 1997
  non-statutory plan                      -                  -                -                19,837
Issuance of stock under
  consulting contracts                    -                  -                -               622,776
Additional consideration
  related to acquisition
  of Affordable
  Diagnostics, Inc.                       -                  -                -               923,442
Issuance of stock in
  substitution for
  4,909,767 warrants                      -                  -                -                   182
Net change in notes
  receivable from
  stockholders                            -                  -                -                64,146
Amortization of unearned
  compensation                        1,096,000              -                -             1,096,000
Class A preferred stock
  retired                                 -                  -                -                    (1)
                                    -----------       ------------     ------------       -----------      ------------

BALANCE - JUNE 30, 1998             $     -             $  (42,296)    $(19,645,074)      $72,572,486      $ (5,695,382)
                                    ===========       ============     ============       ===========      ============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the Years Ended June 30,
                                    ------------------------------------------
                                         2000          1999           1998
                                    ------------   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                          $(10,955,987)  $(14,215,763)  $ (5,653,086)
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
     Minority interest in income of
       partnerships                      270,669        300,235        146,890
     Depreciation and amortization     4,670,473      4,657,819      2,917,603
     Gain on sale of equipment                 -        (53,573)              -
     Imputed interest on deferred
       payment obligations               397,521        482,716         27,000
     Provision for bad debts             177,162        628,836        929,786
     Compensatory element of stock
       issuances                       1,929,706        275,242      1,108,362
     Stock issued in settlement of
       current liabilities               742,372        664,656        639,715
     Liabilities assumed by
       purchaser on sale of
       subsidiary                       (989,506)            -              -
     Deferred income taxes                     -       (793,794)    (2,500,000)
     (Increase) decrease in
       operating assets, net:
         Receivable from litigation
           award                               -              -     77,223,460
         Accounts and notes
           receivable                 (1,105,104)    (2,747,268)    (3,911,903)
         Costs and estimated
           earnings in excess of
           billings on uncompleted
           contracts                     495,291       (629,835)      (814,750)
         Inventories                     701,609       (724,156)       (73,113)
         Sales-type lease
           receivable-related party     (935,000)             -              -
         Principal payments received
           on sales-type lease -
           related party                   4,565              -              -
         Prepaid expenses and other
           current assets                 97,374       (415,468)       123,708
         Other assets                     (3,064)       239,817       (270,830)
         Receivables and advances
           to related parties            275,691         65,425        578,511
         Increase (decrease) in
           operating liabilities,
             net:
             Accounts payable           (434,425)       372,374       (175,483)
             Other current
               liabilities              (674,669)        56,758     (1,998,835)
             Customer advances           487,033       (574,213)       (94,671)
             Billings in excess of
               costs and estimated
               earnings on
               uncompleted contracts           -        (31,032)      (161,900)
             Other liabilities             6,709         17,966         12,722
             Income taxes payable        (60,227)         2,498        802,449
                                    ------------    -----------    -----------
          NET CASH (USED IN) PROVIDED
            BY OPERATING ACTIVITIES   (4,736,695)   (12,420,760)    68,855,635
                                    ------------   ------------    -----------


See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Years Ended June 30,
                                   -------------------------------------------
                                         2000           1999            1998
                                    ------------   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in marketable securities $  8,651,820   $   (106,676)  $(20,294,129)
Expenditures for acquisitions                  -     (2,651,665)    (4,025,000)
Purchases of property and equipment,
net of capital lease obligations
of $215,086, $741,663 and
$1,391,304 for the years ended
June 30, 2000, 1999 and 1998,
respectively                          (2,807,264)             -              -
Costs of capitalized software
development                             (361,323)    (4,774,603)    (2,785,795)
Cost of patents and copyrights                 -        (19,686)       (19,114)
                                    ------------   ------------   ------------
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                   5,483,233     (7,552,630)   (27,124,038)
                                    ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings                  -              -      5,000,000
Restricted cash for collateral of
bank loan                                      -              -     (5,000,000)
Repayment of borrowings and
capital lease obligations             (3,750,205)    (2,097,596)    (2,260,424)
Proceeds from exercise of stock
options and warrants                      64,569              -          1,353
Repayments of notes receivable in
connection with shares issued
under stock option and bonus
plans                                          -              -        600,493
Dividends paid                                 -     (3,909,366)    (3,945,701)
Purchase of common stock                 (79,120)      (196,794)             -
Distributions to holders of
minority interests                      (347,067)      (398,754)      (237,114)
                                    ------------   ------------   ------------
NET CASH USED IN FINANCING
ACTIVITIES                            (4,111,823)    (6,602,510)    (5,841,393)
                                    ------------   ------------   ------------

(DECREASE) INCREASE IN CASH           (3,365,285)   (26,575,900)    35,890,204

CASH - BEGINNING OF YEAR              15,175,804     41,751,704      5,861,500
                                    ------------   ------------   ------------
CASH - END OF YEAR                  $ 11,810,519   $ 15,175,804   $ 41,751,704
                                    ============   ============   ============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

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

     Health Management Corporation of America ("HMCA") was organized by the Company in March 1997 as a wholly-owned subsidiary in order to enable the Company to expand into the business of providing comprehensive management services to physicians' practices and other medical providers, including diagnostic imaging centers and ancillary services. The services provided by the Company include development, administration, leasing of office space, facilities and medical equipment, provision of supplies, staffing and supervision of non-medical personnel, legal services, accounting, billing and collection and the development and implementation of practice growth and marketing strategies.

     HMCA entered the physician and diagnostic management services business through the consummation of two acquisitions effective June 30, 1997, two acquisitions, which were consummated during fiscal 1998, and one acquisition consummated in August of 1998. The acquired companies in all cases were actively engaged in the business of managing medical providers. The medical providers are diagnostic imaging centers, principally MRI scanning centers, multi-specialty practices and primary care practices.

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of FONAR Corporation and its majority and wholly-owned subsidiaries and partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                                 JUNE 30, 2000

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

     Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At June 30, 2000, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in comprehensive income. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.

     Inventories
     -----------

     Inventories consist of purchased parts, components and supplies, as well as work-in-process, and are stated at the lower of cost (materials, labor and overhead determined on the first-in, first-out method) or market.

     Property and Equipment
     ----------------------

     Property and equipment procured in the normal course of business is stated at cost. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is being depreciated for financial accounting purposes using the straight-line method over the shorter of their estimated useful lives, generally five to seven years, or the term of a capital lease, if applicable. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized.

     Excess of Cost Over Net Assets of Businesses Acquired
     -----------------------------------------------------

     The excess of the purchase price over the fair market value of net assets of businesses acquired is being amortized using the straight-line method over 20 years.

                      FONAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                      FONAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000


NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition (Continued)
     -------------------

     Revenue under management and lease contracts is recognized based upon contractual agreements for management services rendered by the Company and leases of medical equipment under various long-term agreements with related medical providers (the "PC's"). The PC's are primarily owned by Raymond V. Damadian, M.D., President and Chairman of the Board of FONAR. The Company's agreements with the PC's stipulate fees for services rendered and equipment leased, are primarily calculated on activity based efforts at pre-determined rates per unit of activity. All fees are re-negotiable at the anniversary of the agreements and each year thereafter.

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

                                 JUNE 30, 2000


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

     At June 30, 2000, the Company had cash deposits of approximately $12,161,117 in excess of federally insured limits.

     Restricted Cash
     ---------------

     At June 30, 2000 and 1999, $5,000,000 of cash has been pledged as collateral on an outstanding bank loan and has been classified as restricted cash on the accompanying balance sheet.

     Fair Value of Financial Instruments
     -----------------------------------

     The financial statements include various estimated fair value information at June 30, 2000, 1999 and 1998, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

                                 JUNE 30, 2000

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)
-----------------------------------

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

Stock-Based Compensation
------------------------

Effective for fiscal year 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants, as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the proforma disclosure provisions of SFAS No. 123.

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

New Pronouncements
------------------

Effective  July 1,  1998,  the  Company  adopted  the  provisions  of SOP  98-1,
"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which revises the accounting for software development costs and requires the capitalization of certain costs. No adjustments were required as a result of this adoption.

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform with the current year presentation.

NOTE  3 - ACQUISITIONS

Affordable Diagnostics, Inc.
----------------------------

On June 30, 1997, the Company's wholly-owned subsidiary consummated the merger of the assets, liabilities and operations of Affordable Diagnostics, Inc. ("Affordable"), a New York corporation, which managed and operated three diagnostic imaging centers and managed one multi-specialty practice in the Bronx and Westchester, New York. The merger was consummated pursuant to a Merger Agreement ("Agreement") effective June 30, 1997, by and among HMCA's wholly-owned subsidiary, HMCM, Inc. ("HMCM"). Pursuant to the agreement, HMCM acquired all of the assets and liabilities of Affordable through the issuance of 1,764,000 shares of the Company's common stock, valued at $3,630,312, and an additional 576,000 shares of the Company's common stock were issued in June of 1998 valued at $923,442. The additional 576,000 shares were issued in connection with a one-year earnout provision, which was achieved during fiscal 1998.

The merger was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of the merger. The excess of the purchase price over the fair value of the net assets acquired amounted to approximately $3,719,000 and is being amortized on a straight-line basis over 20 years. The accompanying consolidated financial statements include the operations of Affordable from the date of the acquisition (June 30, 1997).

Concurrent with the above described transactions, HMCM entered into consulting agreements with the shareholders of Affordable. Under such agreements, 400,000 registered shares of FONAR's common stock, valued at $1,096,000, were issued pursuant to one year consulting agreements with HMCM. The entire $1,096,000 was charged to operations during the year ended June 30, 1998.

Acquisition of RVDC
-------------------

Effective June 30, 1997, FONAR's wholly-owned subsidiary, HMCA, acquired Raymond
V. Damadian, M.D. MR Scanning Centers Management Company ("RVDC") and two affiliates, by purchasing all of the issued and outstanding shares of RVDC from Dr. Damadian for 10,000 shares of the common stock of FONAR. The business of RVDC, continued by HMCA, was the management of MRI diagnostics imaging centers in New York, Florida and Georgia.

The Company has accounted for the acquisition in a manner similar to the pooling-of-interests method due to Dr. Damadian's control over both the Company and RVDC.

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE  3 - ACQUISITIONS (Continued)

Central Health Care Management Service, Inc.
-------------------------------------------

On January 23, 1998, a wholly-owned subsidiary of HMCA acquired the business and assets of Central Health Care Management Services, Inc. ("Central"), a management service organization ("MSO"), operating in Westchester County, New York. The purchase price was determined based on a multiple of the net positive cash flow from the acquired business over the succeeding twelve-month period. The purchase price was determined to be $1,454,160, $601,665 payable in cash, $551,665 payable in notes, assumption of liabilities aggregating $25,000, and the balance payable in shares of common stock of FONAR valued at $275,830.

The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities, based upon fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $1,254,160 and is being amortized on a straight-line basis over 20 years. The accompanying consolidated financial statements include the operations of Central from the date of the acquisition (January 23, 1998).

In April of 1999, HMCA entered into consulting agreements with the former shareholders of Central. Under such agreements, 202,018 registered shares of FONAR's common stock, valued at $275,837, were issued pursuant to consulting agreements covering the one-year period commencing April 1999. For the period ended June 30, 2000, $206,878 was charged to operations related to these agreements.

A&A Services, Inc.
------------------

On March 20, 1998, the Company's physician and diagnostic management subsidiary, HMCA, consummated the acquisition of the common stock of A&A Services, Inc. ("A&A"), a New York corporation, which manages four primary care practices in Queens, New York.

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

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE  3 - ACQUISITIONS (Continued)

A&A Services, Inc. (Continued)
------------------

Subject to the acquired business achieving certain earnings objectives over the five-year period following the date of acquisition, additional monies would be due to the sellers. The contingent additional purchase price is not determinable as of June 30, 2000 and, accordingly, has not been included in the allocated purchase price in light of the contingent nature of the arrangement. If the earnings objectives are ultimately achieved, the additional purchase price will be recorded as additional goodwill subject to amortization over the stated period. No additional payments were due under the earnout provision for the years ended June 30, 2000 and 1999.

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

Pursuant to the Dynamic agreements, HMCA acquired all of the common stock of Dynamic for $2,000,000 in cash, a note payable for $1,216,230 bearing interest at 7.5% per annum, payable in sixty monthly installments, commencing one month following the closing date, a note payable for $2,870,000 bearing interest at 7.5% per annum payable in three annual installments of principal and interest commencing one year after the closing date, and promissory notes face amount of $5,490,000, payable in thirty-six monthly installments of principal and interest, commencing two years after the closing date.

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

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE  4 - MARKETABLE SECURITIES

The following is a summary of marketable securities at June 30, 2000 and 1999:


                                                 2000
                               --------------------------------------------
                                                Unrealized
                                                  Holdings       Fair Market
                                Cost             Gains (Loss)      Value
                                -----------    ------------     -----------

U.S. Government Obligations    $ 10,198,273    $   (210,045)   $  9,988,228
Corporate and government
agency bonds                      1,550,711         (54,763)      1,495,948
                                -----------       ---------     -----------
                               $ 11,748,984    $   (264,808)   $ 11,484,176
                                ===========       =========     ===========

                                                  1999
                                   ----------------------------------------

                                                Unrealized
                                                Holdings        Fair Market
                                   Cost        Gains (Loss)        Value
                                -----------    ------------     -----------

U.S. Government Obligations    $ 11,023,733    $    (18,302)   $ 11,005,431
Corporate and government
agency bonds                      9,277,071        (184,304)      9,092,767
Equity securities including
mutual stock funds                  100,000            (500)         99,500
                                -----------       ---------     -----------
                               $ 20,400,804    $   (203,106)   $ 20,197,698
                                ===========       =========     ===========

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is comprised
of the following:


                                                2000            1999
                                         -----------     -----------

Receivable from equipment sales        $  2,379,609    $  1,727,535
Receivables from related PC's            14,937,136      15,486,059
Less:
Allowance for doubtful accounts
and contractual allowances               (2,928,083)     (3,276,860)
                                         -----------     -----------
                                       $ 14,388,662    $ 13,936,734
                                        ===========     ===========

The Company's customers are concentrated in healthcare industry.

The Company's receivable from the related PC's substantially consists of fees outstanding under management agreements, service contracts and lease agreements with related PC's. Payment of the outstanding fees is based on collection by the PC's of fees from third party medical reimbursement organizations, principally insurance companies and health management organizations.
                                      F-24

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE  5 - ACCOUNTS RECEIVABLE, NET (Continued)

Collection by the Company of its accounts receivable may be impaired by the uncollectibility of medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Approximately 40%, 33% and 25% of the PC's 2000, 1999 and 1998 net revenues were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company takes all legally available steps, including legally prescribed arbitrations, to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

Net revenues from the related PC's accounted for approximately 87%, 85% and 77% of the consolidated net revenues for the years ended June 30, 2000, 1999 and 1998, respectively.

NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of June 30, 2000 and 1999 is as follows:


                                                           As of June 30,
                                                   -------------------------
                                                       2000           1999
                                                   ----------     ----------
              ---------------------------------------------------------------
              -------------------------------------------- ------------------

              Costs incurred on uncompleted
                contracts                       $ 829,441         $2,522,153
              Estimated earnings                  138,718            847,047
                                               ----------         ----------
                                                  968,159          3,369,200
              Less: Billings to date                    -          1,905,750
                                               ----------         ----------
                                                 $968,159         $1,463,450
                                               ==========         ==========
              -------------------------------------------- ------------------

                                      F25

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES (Continued)

Included in the accompanying consolidated balance sheets under the following captions:

              -----------------------------------------------------------------

                                                                 As of June 30,
                                                      -------------------------
                                                            2000           1999
                                                      ----------     ----------
              -----------------------------------------------------------------
              ----------------------------------------------- -----------------

              Costs and estimated earnings in
                excess of billings on
                uncompleted contracts               $968,159        $1,463,450
              Billings in excess of costs and
                estimated earnings on
                uncompleted contracts                      -                 -
                                                  ----------        ----------
                                                    $968,159        $1,463,450
                                                  ==========        ==========

2) Customer advances consist of the following:


                                                                 As of June 30,
                                                      -------------------------
                                                            2000           1999
                                                      ----------     ----------

              Total advances from customers         $582,551         $2,001,268
              Less: Advances from customers
                      on contracts under
                      construction                         -          1,905,750
                                                  ----------         ----------
                                                    $582,551           $ 95,518
                                                  ==========         ==========

NOTE  7 - INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:


                                                                As of June 30,
                                                     -------------------------
                                                           2000           1999
                                                     ----------     ----------
              -----------------------------------------------------------------
              ---------------------------------------------- ------------------

              Purchased parts, components and
                supplies                         $2,916,753         $3,677,568
              Work-in-process                       619,416            560,210
                                                 ----------         ----------
                                                 $3,536,169         $4,237,778
                                                 ==========         ==========

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE  8 - INVESTMENT IN SALES-TYPE LEASE WITH RELATED PARTY

The Company entered into a $935,000 lease agreement with a related party for an MRI scanner which is considered a sales-type lease. The lease is payable in 60 monthly installments of $12,356 each, plus at the end of the 60-month lease, the lessee can elect to continue the lease for an additional five years, at a monthly payment of $12,356, including interest at 10% per annum, or pay a lump sum of $581,544. The Company's investment in sales-type lease as at June 30, 2000 and 1999 is as follows:

                                                               As of June 30,
                                                        -----------------------
                                                              2000         1999
                                                        ----------   ----------

              Net minimum lease payments
                receivable                               $1,310,548         $ -
              Less: Unearned income                         380,113           -
                                                         ----------  ----------
              Net Investment in Sales-type Lease           $930,435         $ -
                                                         ==========  ==========

              Current portion                              $ 57,832         $ -
              Non-current portion                           872,603           -
                                                         ----------  ----------
                                                           $930,435         $ -
                                                         ==========  ==========

NOTE  9 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2000 and 1999, is comprised of:


                                                             As of June 30,
                                                      -------------------------
                                                          2000          1999
                                                      -----------   -----------

              Diagnostic equipment under lease    $ 1,263,181       $ 1,155,039
              Diagnostic equipment                  6,776,653         7,325,433
              Research, development and
                demonstration equipment             7,217,601         5,671,375
              Machinery and equipment               6,106,145         6,122,494
              Furniture and fixtures                3,181,390         3,159,797
              Equipment under lease                 2,364,088         2,331,423
              Leasehold improvements                2,572,728         2,151,819
                                                  -----------       -----------
                                                   29,431,786        27,917,380
              Less: Accumulated depreciation
                      and amortization             18,204,332        16,474,887
                                                  -----------       -----------
                                                  $11,227,454       $11,442,493
                                                  ===========       ===========


Depreciation and amortization of property and equipment for the years ended June 30, 2000, 1999 and 1998 was $3,237,384, $3,139,585 and $2,243,535, respectively.

The equipment under lease has a net book value of $1,285,760 and $2,018,490 at June 30, 2000 and 1999, respectively.
                                      F-27

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE 10 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2000 and 1999 are comprised of:



                                                             As of June 30,
                                                      -----------------------
                                                         2000       1999
                                                      ----------   ----------

              Capitalized software development
                costs                                 $1,560,941   $1,199,618
              Patents and copyrights                   1,125,808    1,125,808
                                                      ----------   ----------
                                                       2,686,749    2,325,426
              Less: Accumulated amortization           1,650,825    1,436,434
                                                      ----------   ----------
                                                      $1,035,924     $888,992
                                                      ==========   ==========

Capitalized computer software costs are being amortized over 5 years. Patents costs are being amortized over 17 years.

Amortization of other intangible assets for the years ended June 30, 2000, 1999 and 1998 was $214,391, $292,295 and $401,984, respectively, of which $148,167,
$208,098 and $238,474, respectively, relate to amortization expense for software development costs.

NOTE 11 - CAPITAL STOCK

Common Stock
------------

Cash dividends payable on the common stock shall, in all cases, be on a per share basis, one hundred twenty percent (120%) of the cash dividend payable on shares of Class B common stock and three hundred sixty percent (360%) of the cash dividend payable on a share of Class C common stock. In addition, as revised pursuant to a legal settlement agreement on April 29, 1997, a special cash dividend shall be payable in an amount equal to 3-1/4% on first $10 million, 4-1/2% on next $20 million, and 5-1/2% on amounts in excess of $30 million of the amount of any cash awards or settlements received by the Company in connection with the enforcement by the Company of United States Patent No. 3,789,832 (Apparatus and Method of Detecting Cancer in Tissue). Pursuant to such dividend entitlement, the Company recorded an obligation of $2,551,146, or approximately $.05 per share of common stock, during fiscal 1997, which was paid during 1998 and 1999.

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE 11 - CAPITAL STOCK (Continued)

Class B Common Stock
--------------------

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. During the year ended June 30, 2000, 1,000 shares of Class B common stock were converted to common stock leaving 4,211 of such shares outstanding as of June 30, 2000.

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

The Class A non-voting preferred stock is entitled to a special dividend equal to 3-1/4% of first $10 million, 4-1/2% of next $20 million and 5-1/2% on amount in excess of $30 million of the amount of any cash awards or settlements received by the Company in connection with the enforcement of five of the Company's patents in its patent lawsuits, less the revised special dividend payable on the common stock with respect to one of the Company's patents. Pursuant to such dividend entitlement, the Company recorded an obligation of $5,086,695, or $.65 per share of Class A preferred stock, during fiscal 1997 and $217,226, or $.03 per share of Class A preferred stock, during fiscal 1996. During fiscal 1998 and 1999, these dividend obligations were paid.

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE 11 - CAPITAL STOCK (Continued)

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

Options
-------

The Company has stock option plans which provide for the awarding of incentive and non-qualified stock options to employees, directors and consultants who may contribute to the success of the Company. The options granted vest either immediately or ratably over a period of time from the date of grant, typically three or four years, at a price determined by the Board of Directors or a committee of the Board of Directors, generally the fair value of the Company's common stock at the date of grant. The options must be exercised within ten years from the date of grant.

Stock option share activity and weighted average exercise prices under these plans and grants for the years ended June 30, 2000, 1999 and 1998 were as follows:

                                                                     Weighted
                                                                      Average
                                                Number of            Exercise
                                                   Shares               Price
                                                ---------            --------

              Outstanding, June 30, 1997          185,860              $ 4.62
              Granted                             556,200                2.99
              Exercised                          (559,325)               2.98
              Forfeited                                 -                   -
                                                 --------              ------
              Outstanding, June 30, 1998          182,735                4.62
              Granted                             205,000                1.23
              Exercised                                 -                   -
              Forfeited                                 -                   -
                                                 --------              ------
              Outstanding, June 30, 1999          387,735                4.62
              Granted                             413,000                1.52
              Exercised                          (374,000)               1.15
              Forfeited                                 -                   -
                                                 --------              ------
              Outstanding, June 30, 2000          426,735              $ 2.83
                                                 ========              ======
              Exercisable at:
                June 30, 1998                     182,735              $ 4.62
                June 30, 1999                     387,735              $ 4.62
                June 30, 2000                     426,735              $ 2.83

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE 11 - CAPITAL STOCK (Continued)

Options (Continued)
-------

The exercise price for options outstanding as of June 30, 2000 ranged from $0.75 to $5.00.

On March 10, 1997, HMCA adopted the 1997 Incentive Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 2,000,000 shares (as adjusted for the 8,000-for-1 stock split effective December 15, 1998) of the common stock of HMCA. Options to purchase 1,600,000 shares at an option price of $0.10 per share (as adjusted) were granted on March 10, 1997. One half of the options granted will not become exercisable unless and until the earlier of such time as HMCA successfully completes a public offering of its securities, or HMCA recognizes at least $10,000,000 in revenues for two consecutive fiscal quarters. The remainder of the options will not become exercisable until one year thereafter. The options will expire on March 9, 2007. No options have vested as of June 30, 2000.

On December 16, 1998, HMCA adopted the 1998 Non-Statutory Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 500,000 shares of the common stock of HMCA. Options to purchase 500,000 shares at an option price of $1.00 per share were granted on December 16, 1998. The options granted will not become exercisable unless and until such time as HMCA successfully completes a public offering of its securities. The options will expire on December 15, 2008. No options have vested as of June 30, 2000.

On December 16, 1998, HMCA adopted the 1998 Incentive Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 2,000,000 shares of the common stock of HMCA. Options to purchase 670,000 shares at an option price of $1.00 per share were granted on December 16, 1998. 470,000 of the options granted will not become exercisable unless and until such time as HMCA successfully completes a public offering of its securities, and 200,000 of the options will not become exercisable until one year thereafter. The options will expire on December 15, 2008. No options have vested as of June 30, 2000.

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE 11 - CAPITAL STOCK (Continued)

Options (Continued)
-------

Stock option share activity and weighted average exercise prices under the HMCA plans and grants for the three years ended June 30, 2000, 1999 and 1998 were as follows:


                                                                    Weighted
                                                                     Average
                                                       Number of    Exercise
                                                          Shares       Price
                                                       ---------   ---------

              Outstanding - June 30, 1998 and
                1997                                   1,600,000       $ .10
              Granted - June 30, 1999                  1,170,000        1.00
                                                       ---------       -----
              Outstanding - June 30, 2000 and
               1999                                    2,770,000       $ .48
                                                       =========       =====
              Exercisable at June 30, 2000,
                1999 and 1998                                  -         $ -
                                                       =========       =====


The Company accounts for its stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been effected for the years ended June 30, 2000, 1999 or 1998 as follows:


                                       2000            1999            1998
                                  ------------    ------------    ------------
              Net Loss:
                As reported       $ 10,955,987    $ 14,215,763      $5,653,086
                Proforma          $ 11,059,237    $ 14,256,763      $5,908,938

              Loss Per Share:
                As reported              $0.17           $0.22           $0.09
                Proforma                 $0.17           $0.22           $0.10

The fair value of the options granted under all plans is estimated at $0.23, $0.20 and $0.46, respectively, on the date of grant using the Black-Scholes option-pricing model based on the following assumptions for the years ended June 30, 2000, 1999 and 1998:


                All Plans:
                  Dividend yield                                   0%
                  Expected volatility                             33%
                  Expected life (years)                            1


The risk-free interest rates for 2000 were based upon a rate with maturity equal to expected term. U.S. Treasury instruments were utilized. The weighted average interest rate in 2000 amounted to 5.0%.

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE 11 - CAPITAL STOCK (Continued)

Stock Bonus Plans
-----------------

On May 9, 1997 and April 1, 1995, the Board of Directors adopted Stock Bonus Plans. Under the terms of the Plans, 5,000,000 shares of common stock were reserved for issuance and stock bonuses may be awarded no later than May 8, 2007 for the 1997 Plan and March 31, 2005 for the 1995 Plan. During fiscal 2000, 1999 and 1998, 2,148,429, 826,359 and 849,205 shares, respectively, were issued under the stock bonus plans, of which 234,677, 161,180 and 4,300 shares, respectively, were charged to operations as compensation expense, 490,000, 463,161 and 621,875 shares, respectively, were issued in settlement of liabilities, 19,332, -0- and 10,600 shares, respectively, were issued in exchange for notes, 1,403,420, 202,018 and 223,030 shares, respectively, were issued in connection with consulting agreements, and 1,000, -0- and -0- shares, respectively, were issued upon conversion of Class B to Class A common stock.

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE 12 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following:

                                                            June 30,
                                                  ---------------------------
                                                       2000          1999
                                                   -----------    -----------

Represents a construction loan converted into
a  capital  lease  obligation  during  August
1998. The  obligation  requires equal monthly
payments   aggregating   $13,097,   including
interest at 13.2% per annum,  through  August
2003. The obligation is collateralized by the
related equipment.                                 $   387,580    $   494,030

Promissory    note   payable   to   a   bank,
collateralized  by $5 million  certificate of
deposit,   requiring   monthly   payments  of
interest  only,  at a rate of 6.06% per annum
with payment of the entire  principal  due on
March 20, 2003.                                      5,000,000      5,000,000

Note  payable to the former  shareholders  of
A&A  Services,  Inc.  The note  calls  for 16
quarterly  payments  of  $300,044,  including
interest  at a rate of 6%,  commencing  March
20, 1999. The note is  collateralized  by all
of the assets of the  acquired  business  and
guaranteed by FONAR.                                 2,767,060      3,763,565

Note payable to the former shareholder of A&A
Services,  Inc.  The note  calls for 60 equal
monthly   installments   of   principal   and
interest of $25,000,  including interest at a
rate of 6% per  annum,  commencing  April 20,
1998.  The note is  collateralized  by all of
the  assets  of  the  acquired  business  and
guaranteed by FONAR.                                   758,788      1,005,180

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE 12 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (Continued)



                                                         June 30,
                                                ---------------------------
                                                    2000           1999
                                                -----------     -----------

Note payable calling for monthly  payments of
$9,034,  including  interest  at  a  rate  of
8.875%   through  July  2002.   The  loan  is
collateralized   by   equipment   located  in
Ellwood, Pennsylvania.                          $   205,262     $   290,984

Note  payable to the former  shareholders  of
Dynamic Health Care Management, Inc. The note
calls for three annual payments of principal,
including   interest   at  a   rate   of  6%,
commencing  August  20,  1999.  The  note  is
collateralized  by all of the  assets  of the
acquired business and guaranteed by FONAR.        1,877,776       2,807,742

Note  payable to the former  shareholders  of
Dynamic Health Care Management, Inc. The note
calls for monthly  installments  of principal
and  interest  of $65,417 for the first eight
installments,  followed  by  $16,667  for the
remaining 52  installments.  The installments
include interest at a rate of 7.5% per annum.
The  note  is  collateralized  by  all of the
assets   of   the   acquired   business   and
guaranteed by FONAR.                                564,341         717,327

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE 12 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (Continued)

                                                               June 30,
                                                      -------------------------
                                                          2000          1999
                                                      -----------    ----------

Deferred  payment   obligation,   aggregating
$5,490,000,    payable    to    the    former
shareholders    of   Dynamic    Health   Care
Management,  Inc. The  obligation  is payable
over three years, commencing August 20, 2000,
with   interest   at  7.5%  per  annum.   The
obligation has been recorded, net of discount
of  $739,324,  representing  the value of the
two-year  interest-free   provision  of  this
obligation.  A $100,000 principal payment was
made in  November  1998.  The  obligation  is
collateralized  by all of the  assets  of the
acquired business and guaranteed by FONAR.           $ 5,337,913    $ 5,025,392

Deferred  payment   obligation,   aggregating
$2,000,000, payable to the former shareholder
of  A&A  Services,  Inc.  The  obligation  is
payable over four years,  commencing December
20, 2000, with interest at 6% per annum.  The
obligation  has  been  recorded,   net  of  a
discount of $220,000,  representing  interest
imputed at a rate of 6% over two  years.  The
obligation  is  collateralized  by all of the
assets   of   the   acquired   business   and
guaranteed by FONAR.                                   2,000,000      1,915,000

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE 12 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (Continued)


                                                              June 30,
                                                      -------------------------
                                                          2000        1999
                                                      -----------  -----------

Four  promissory  notes payable to the former
shareholders    of   Central    health   Care
Management Services, LLC. Each note calls for
two equal  annual  installments  of  $11,458,
plus  interest  at prime  rate,  plus 2%, per
annum (11.50% at June 30,  2000),  commencing
April 2000. The  obligations  under each note
are guaranteed by FONAR.                              $    68,749  $    91,665

Four  promissory  notes payable to the former
shareholders    of   Central    Health   Care
Management Services, LLC. Each note calls for
two equal  annual  installments  of  $57,500,
plus  interest  at  prime  rate,  plus 2% per
annum (11.50% at June 30,  2000),  commencing
March 2000. The  obligations  under each note
are guaranteed by FONAR.                                  283,247      460,000

Capital lease requiring  monthly  payments of
$12,595,  including  interest at a rate of 9%
through   October  1,   2002.   The  loan  is
collateralized by related equipment.                      247,824      392,848

Capital   lease  dated  October  13,  1995  -
$513,692,  due $11,173 per month,  commencing
October 1995,  including  interest of 11% for
60 months. The lease is collateralized by the
related equipment.                                        183,243      266,942

Capital  lease dated June 4, 1996 - $412,550,
due $8,972 per month,  commencing  July 1996,
including  interest of 11% for 60 months. The
lease  is   collateralized   by  the  related
equipment.                                                174,407      253,31

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE 12 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (Continued)


                                                             June 30,
                                                   ---------------------------
                                                      2000            1999
                                                   -----------     -----------

Capital lease  obligations  requiring monthly
payments,   aggregating  $24,750,   including
interest at 13.15%.                                $    -          $   430,890


Other (including  capital leases for property
and equipment)                                       1,112,996       1,906,957
                                                   -----------     -----------
                                                    20,969,186      24,821,834
                                                     6,224,727       4,474,293
Less:  Current maturities                          -----------     -----------
                                                   $14,744,459     $20,347,541
                                                   ===========     ===========



The maturities of long-term debt, including debt in arrears, over the next five years and thereafter are as follows:


                                  Years Ended
                                   June 30,
                                  -----------

                                     2001             $ 6,224,727
                                     2002               6,066,441
                                     2003               8,401,334
                                     2004                 247,760
                                     2005                  28,924
                                                      -----------
                                                      $20,969,186
                                                      ===========

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


NOTE 13 - INCOME TAXES

Components of the provision (benefit) for income taxes are as follows:

                                   2000             1999             1998
                                ----------       ----------       ----------
              Current:
                Federal          $   -           $    -           $1,700,000
                State              43,677           203,876          302,449
                                 --------        ----------       ----------
                                   43,677           203,876        2,002,449
                                 --------        ----------       ----------

              Deferred:
                Federal              -             (659,794)      (2,500,000)
                State                -             (134,000)           -
                                 --------        ----------       ----------
                                     -             (793,794)      (2,500,000)
                                 --------        ----------       ----------
                  Totals         $ 43,677        $ (589,918)      $ (497,551)
                                 ========        ==========       ==========


A reconciliation of the federal statutory income tax rate to the Company's effective tax rate as reported is as follows:


                                           2000           1999           1998
                                         --------       --------       --------
              Taxes at federal
                statutory rate            (34.0)%        (34.0)%        (34.0)%
              State and local
                income taxes, net
                of federal benefit           .4            0.3            3.3
              Permanent differences         1.1            0.8            1.7
              Unutilized net
               operating losses and
               tax credits                 32.9           28.9           20.9
                                          -----          -----          -----
              Effective income tax
                rate                        0.4%          (4.0)%         (8.1)%
                                          =====          =====           =====

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE 13 - INCOME TAXES (Continued)

As of June 30, 2000, the Company has net operating loss carryforwards of approximately $26,240,000 that will be available to offset future taxable income. Of these carryforwards, $15,500,000 and $10,740,000 expire on June 30, 2018 and 2019, respectively. Additionally, for federal income tax purposes, the Company has tax credit carryforwards aggregating $2,016,760, which are accounted for under the flow through method. The tax credit carryforwards expire as follows:

                         June 30:
                          2005                     $202,017
                          2006                      101,334
                          2007                      258,200
                          2008                      172,207
                          2016                       70,145
                          2017                      402,590
                          2018                      432,195
                          2019                      378,072
                                                 ----------
                                                 $2,016,760
                                                 ==========

In addition, for New York State income tax purposes, the Company has tax credit carryforwards aggregating $1,120,000, which are accounted for under the flow-through method. The tax credit carryforwards expire during the years 2006 to 2015.

Significant components, tax effected, of the Company's deferred tax assets and liabilities at June 30, 2000 and 1999 are as follows:


                                                       2000           1999
                                                    ----------     ----------
              Deferred tax assets:
                Allowance for doubtful accounts     $1,022,807     $  868,094
                Non-deductible accruals                621,067        737,444
                Net operating carryforwards          9,896,000      5,600,000
                Tax credits                          3,136,906      3,066,761
                Inventory capitalization for
                  tax purposes                          84,000        148,000
                                                    ----------     ----------
                                                    14,760,780     10,420,299
              Valuation allowance                  (13,924,203)    (9,221,699)
                                                    ----------     ----------
              Net deferred tax assets                  836,577      1,198,600
                                                    ----------     ----------

              Deferred tax liabilities:
                Fixed assets and depreciation          661,019      1,107,776
                Capitalized software costs             175,558         90,824
                                                    ----------     ----------
              Gross deferred tax liabilities           836,577      1,198,600
                                                    ----------     ----------
              Net deferred tax liabilities          $    -         $    -
                                                    ==========     ==========


The net change in the valuation allowance for deferred tax assets increased by approximately $4,702,504.

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


NOTE 14 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:


                                                      2000            1999
                                                  -----------      -----------
              Unearned revenue on service
                contracts                         $   775,032      $   702,406
              Accrued bonus                           729,546        1,187,742
              Accrued payroll taxes                   282,158          443,830
              Accrued interest                        259,224          237,270
              Accrued salaries and commissions        870,663          955,500
              Accrued professional fees               653,102          561,938
              Litigation judgements                 2,440,037        2,478,794
              Excise and sales taxes                1,847,805        1,789,039
              Other                                 1,109,362        1,564,472
                                                  -----------      -----------
                                                  $ 8,966,929      $ 9,920,991
                                                  ===========      ===========



NOTE 15- COMMITMENTS AND CONTINGENCIES

Leases
------

The Company rents its operating facilities and certain equipment pursuant to operating lease agreements expiring at various dates through February 2009. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

Future minimum lease commitments consisted of the following at June 30, 2000:



                                              Facilities
              Year Ended                         and
               June 30,                        Equipment          Capital
              ----------                      -----------       -----------
                 2001                         $ 2,842,411       $ 1,125,425
                 2002                           2,795,293           468,376
                 2003                           2,456,311           320,786
                 2004                           2,263,351            63,097
                 2005                           1,419,919            32,637
              Thereafter                        5,057,702            -
                                              -----------       -----------
              Total minimum obligations       $16,834,987         2,010,321
                                              ===========
              Less: Amount representing
                      interest                                      251,821
                                                                -----------
              Present value of net minimum
                lease obligations                               $ 1,758,500
                                                                ===========


Rent expense for operating leases approximated $3,235,075, $3,266,289 and $2,382,000 for the three years ended June 30, 2000, 1999 and 1998, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation
----------

On March 4, 1996, the Company filed an action against Toshiba Corporation, Toshiba America Medical Systems, Inc., Toshiba American MRI, Inc. and others alleging infringement of four of its MRI patents. In May 1998, FONAR and Toshiba amicably resolved the litigation and FONAR received a monetary payment from Toshiba. Other terms of the settlement are confidential.

In January 1998, the Company filed an action against Health South, Inc. ("Health South"), in the United States District Court of New York alleging infringement of the Company's Multi-Angle Oblique Imaging Patent (U.S. Patent No. 4,871,966). Health South filed a declaratory judgement counterclaim for non-infringement and invalidity and a third party claim against a manufacturer of certain of its scanners. The case was settled with the manufacturer in December 1999 and with Health South in June, 2000. The terms of the settlement are confidential.

On August 4, 1998, Beal Bank filed a notice of motion for summary judgement against Melville Magnetic Resonance Imaging, P.C. ("Melville Magnetic") and the Company. The motion for summary judgement seeks to recover $733,855, plus accrued interest of $221,809, for payment of a bank loan executed by Melville Magnetic and guaranteed by the Company. In April 1999, a summary judgement was granted against Melville Magnetic and the Company, as a guarantor on the loan. The court's decision is currently under appeal. Included in accrued liabilities at June 30, 1999 and 2000 is $650,000 related to the judgement.

License Agreement and Self-Insurance
------------------------------------

The Company has license agreements with two separate companies, which require the Company to pay a royalty on the Company's future sales of certain NMR imaging apparatus. Royalty expense charged to operations for the years ended June 30, 2000, 1999 and 1998 approximated $36,000, $50,000 and $47,000, respectively.

The Company is self-insured with respect to product liability. During the fiscal years ended June 30, 2000, 1999 and 1998, no material claims arose.

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

Management Contracts
--------------------

In connection with the acquisition of Affordable Diagnostics, Inc. HMCA entered into a management agreement with the former President of Affordable effective July 1, 1997. The agreement provides for a base fee of $52,000 per year for a 5-year period, commencing July 1, 1997, and 60,000 shares of HMCA's common stock valued at $60,000, as signing bonuses. In addition, an additional 240,000 shares of HMCA's common stock are issuable to the consultant provided certain financial hurdles are met over the 5-year term of the agreement. As of June 30, 2000, no additional shares have been earned under the agreement.

HMCA entered into two management agreements with two of the former owners of Central effective January 23, 1999. The agreements provide for base compensation of $170,000. In addition to minimum compensation levels, the agreements provide for expense reimbursement, fringe benefits, non-competition clauses for five years after termination and bonuses contingent upon Central attaining specified levels of positive cash flow. The agreement expires January 22, 2000 and contains a renewal option for one year upon expiration.

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements
---------------------

On March 20, 1998, an affiliate of HMCA entered into two employment agreements with the former owners of A&A. Each agreement provides for a base annual salary of $150,000 for the first five years and $315,000 per annum for each year thereafter and shall be increased by 5% per annum up to a minimum base salary of $500,000 per annum. Additionally, each agreement provides for a bonus commencing in the sixth year of the contract, contingent upon meeting certain thresholds of net income. The employment agreements expire fifteen years from March 20, 1998.

On August 20, 1998, an affiliate of HMCA entered into two employment agreements with the former owners of Dynamic. Each agreement provides for base compensation of $150,000 during the first year with annual cost of living increases for the first five years. Each agreement also provides for an increase in base compensation of $100,000 per annum commencing in the sixth year. In addition, the agreements provide for bonus compensation contingent upon pretax earnings of Dynamic. The employment agreements expire ten years from August 20, 1998.

Minimum annual payments, excluding bonuses, incentives and cost of living increases under these contracts are as follows:


                                  Years Ended
                                   June 30,
                                  -----------

                                     2001                 $  652,000
                                     2002                    652,000
                                     2003                    682,500
                                     2004                  1,096,666
                                     2005                  1,190,000
                                  Thereafter               3,833,334
                                                          ----------
                                                          $8,106,500
                                                          ==========


Employee Benefit Plans
----------------------

The Company has a non-contributory 401(k) plan (the "Plan"). The Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were no employer contributions to the Plan for the years ended June 30, 2000, 1999 and 1998.

Thye shareholders of the company approved the 2000 employee stock purchase plan ("ESPP") at the Company's annual shareholders' meeting in April, 2000. The ESSP provides for elgible employees to acquire common stock of the Company at a discount not to exceed 15%. The plan has not been put into effect as of June 30, 2000.

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


NOTE 16 - OTHER INCOME (EXPENSE) AND SUPPLEMENTARY PROFIT AND LOSS DATA

Other income consists of:


                                            For the Years Ended June 30,
                                        -------------------------------------
                                            2000         1999         1998
                                        -----------   ----------   ----------

              Royalties                 $   920,000   $   42,000   $  714,000
              Other income (expense)         93,425       32,950      (61,382)
              Gain on sale of
                subsidiary                1,021,950         -           -
              Gain on settlement of
               various legal
               disputes and other
               claims                     3,540,000    1,618,169    7,957,417
              Litigation provision           -          (650,000)      -
                                        -----------   ----------   ----------
                                        $ 5,575,375   $1,043,119   $8,610,035
                                        ===========   ==========   ==========


In October 1999, the Company sold the stock of its subsidiary, Medical SNI. Medical SNI, based in Haifa, Israel, designs and develops products for the medical imaging and archiving industry. The effects of the sale include the removal of liabilities of approximately $1 million and a pretax gain of $1,021,950. The Company has a non-exclusive, perpetual, royalty-free worldwide license to use and sublicense the then existing technology.

Advertising expense approximated $2,140,000, $2,191,000 and $651,000 for the years ended June 30, 2000, 1999 and 1998, respectively. Maintenance and repair expenses totalled approximately $758,000, $491,000 and $224,000 for the years ended June 30, 2000, 1999 and 1998, respectively. Royalty expenses approximated $36,000, $49,000 and $47,000 for the years ended June 30, 2000, 1999 and 1998, respectively. Amortization of intangible assets was approximately $1,433,000, $1,518,000 and $674,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2000, 1999 and 1998, the Company paid $1,596,931, $1,768,481 and $343,418 for interest, respectively. During the years ended June 30, 2000, 1999 and 1998, the Company paid $20,144, $201,388 and
$1,202,449 for income taxes, respectively.

During the years ended June 30, 1999 and 1998, the Company acquired the assets and assumed the liabilities of various entities. The transactions had the following non-cash impact on the balance sheets:


                                                    1999                  1998
                                              ----------            ----------

                Accounts receivable           $1,900,000              $600,000
                Equipment                         60,000               300,000
                Other assets                           -                     -
                Intangibles                    9,356,067            12,221,442
                Accrued liabilities            1,000,000           (1,100,000)
                Notes payable to sellers     (9,388,572)           (7,073,000)
                Capital lease obligation               -                     -
                Other liabilities                      -                     -
                Deferred taxes payable                 -                     -
                Equity                         (275,830)             (923,442)
                                              ----------            ----------
                Net Cash Used for
                  Acquisitions                $2,651,665            $4,025,000
                                              ==========            ==========

Non-Cash Transactions
---------------------

During the year ended June 30, 2000:

a) The Company issued 490,000 shares of common stock in settlement of current liabilities aggregating $742,372.

b) Property and equipment, costing $215,086, was acquired under a capital lease obligation.

c) In connection with the sale of its foreign subsidiary, the Company issued a note payable aggregating $115,000.

d) The Company issued 19,332 shares of its common stock, valued at $61,753, in connection with the repayment of long-term debt incurred with the acquisition of Central.

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

Non-Cash Transactions (Continued)
--------------------

During the year ended June 30, 1999:

a) The Company issued 463,161 shares of common stock in settlement of current liabilities aggregating $664,656.

b) Property and equipment costing $741,663 was acquired under a capital lease obligation.

c)  The  Company  sold   equipment  to  a  related  party  costing   $96,427  in
consideration of a note receivable aggregating $150,000.

d) The Company converted a current liability aggregating $303,000 to long-term debt.

e) The Company issued 202,018 shares of its common stock valued at $275,830 in connection with the acquisition of Central.

f) The Company issued 202,018 shares of its common stock valued at $275,837, pursuant to consulting contracts with the former shareholders of Central.

During the year ended June 30, 1998:

a) The Company issued 236,345 shares of its common stock in settlement of current liabilities aggregating $632,386.

b) The Company  issued  576,000 shares of its common stock valued at $923,442 as
additional  contingent   consideration  related  to  acquisition  of  Affordable
Diagnostics, Inc.

c) The Company issued 385,530 shares of its common stock to employees in satisfaction of accrued liabilities incurred during the fiscal year ended June 30, 1997 aggregating $1,147,906.

d) Accrued interest aggregating $146,330 was reclassified to long-term debt pursuant to a debt restructuring agreement.

e) Equipment costing $800,000 was reclassified from Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts to Property and Equipment.

f) The Company purchased $1,391,304 of machinery and equipment under capital leases.

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


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

NOTE 19 - ADVANCES AND NOTES TO RELATED PARTIES

Effective December 1, 1993, Albany Magnetic Imaging Center, P.C., a Georgia professional corporation, of which Raymond V. Damadian is the sole stockholder ("Albany Center"), purchased the scanner being utilized at its site from the Company for a purchase price of $1,128,844. In June of 1997, the payment terms for the outstanding balance of $344,766 were restructured to provide for 60 equal monthly payments (including interest at the rate of 10% per annum) of $7,325 each, commencing July 1997. The balance due under this note as of June 30, 2000 was $158,745.

Effective December 1, 1993, RVDC assigned its purchase option under the lease to Daytona Beach Magnetic Resonance Imaging, P.A., a Florida professional association of which Raymond V. Damadian is the sole shareholder, Director and President ("Daytona Beach Center") and the Daytona Beach Center exercised the option and purchased the scanner from the Company for a purchase price of $1,416,717.

In May 1999, the payment terms for the outstanding balance of $1,001,507 were restructured to provide for 84 equal monthly payments (including interest at the rate of 10% per annum) of $16,626.20 each, commencing May 1999. The balance due under this note as of June 30, 2000 was $924,451.

During 1994, Melville MRI, P.C. ("Melville Center"), a New York professional corporation of which Raymond V. Damadian is the sole shareholder, Director and President, purchased an MRI scanner from the Company for a purchase price of $1,011,431. Of the purchase price, $900,000 is to be paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner pursuant to a note bearing interest at 14% per annum and providing for 60 monthly payments of $20,700 each. The remaining $111,431 of the purchase price was to be paid concurrently with the payments to the lender. The payment terms for the principal balance, plus accrued interest (in the aggregate amount of $139,290), were restructured to provide for 60 equal monthly payments (including interest at the rate of 10% per annum) of $2,959.50 each, commencing July 1998. The balance due under this note as of June 30, 2000 was $91,719.

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


NOTE 19 - ADVANCES AND NOTES TO RELATED PARTIES (Continued)

During 1994, Deerfield Magnetic Resonance Imaging P.A. ("Deerfield Center"), a Florida professional association, of which Raymond V. Damadian is the sole shareholder, Director and President, purchased an MRI scanner from the Company for a purchase price of $962,185. The Deerfield Center paid the remaining balance due under the note during fiscal 1998.

Canarsie MRI Associates ("Canarsie"), a joint venture partnership of which MRI Specialties, Inc. ("Specialties") is an owner, is party to a service agreement for its scanner with the Company at an annual fee of $70,000. Timothy Damadian, the Treasurer of FONAR and President of HMCA, is the sole stockholder, director and president of Specialties.

Pompano MRI Associates ("Pompano"), a joint venture partnership of which Guardian MRI, Inc. ("Guardian") is an owner, is a party to a service agreement for its scanner with the Company at an annual fee of $70,000. Timothy Damadian, the Treasurer of FONAR and President of HMCA, is a stockholder, Director and President of Pompano.

As at June 30, 2000 and 1999, the aggregate indebtedness of Specialties and Canarsie to the Company was $12,629 and $25,720, respectively, and the aggregate indebtedness of Guardian and Pompano to the Company was $17,667 and $29,682, respectively.

NOTE 20 - SEGMENT AND RELATED INFORMATION

Effective July 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. The information for 1998 has been restated from the prior year's presentation in order to conform to the 1999 presentation.

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

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE 20 - SEGMENT AND RELATED INFORMATION (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                     Physician
                                                     Management
                                Medical Equipment     Services        Totals
                                -----------------   ------------   ------------
    Fiscal 2000:

    Net sales from external
      customers                      $  5,051,064   $ 34,022,733   $ 39,073,797
    Intersegment net sales           $  1,227,075   $      -       $  1,227,075
    Operating (loss) income          $(18,904,534)  $  2,477,962   $(16,426,572)
    Depreciation and amortization    $  1,817,547   $  2,638,529   $  4,456,076
    Compensatory element of stock
     issuances                       $    926,421   $  1,003,285   $  1,929,706
    Total identifiable assets        $ 43,045,691   $ 41,553,346   $ 84,599,037
    Capital expenditures             $  2,081,551   $    940,795   $  3,022,346


    Fiscal 1999:

    Net sales from external
      customers                      $  5,681,955   $ 31,263,089   $ 36,945,044
    Intersegment net sales           $    845,834          -       $    845,834
    Operating (loss) income          $(18,730,341)  $  3,122,286   $(15,608,055)
    Depreciation and amortization    $  1,847,216   $  2,810,603   $  4,657,819
    Compensatory element of stock
     issuances                       $    190,851   $     84,391   $    275,242
    Total identifiable assets        $ 56,310,557   $ 41,337,611   $ 97,648,168
    Capital expenditures             $  4,180,447   $  1,299,392   $  5,479,839


    Fiscal 1998:

    Net sales from external
      customers                      $  6,458,363   $ 21,095,994   $ 27,554,357
    Intersegment net sales           $  1,349,186          -       $  1,349,186
    Operating (loss) income          $(20,292,707)  $  2,698,314   $(17,594,393)
    Depreciation and amortization    $  1,415,783   $  1,501,820   $  2,917,603
    Compensatory element of stock
      issuances                      $     12,362   $  1,096,000   $  1,108,362
    Total identifiable assets        $ 79,235,791   $ 29,211,989   $108,447,780
    Capital expenditures             $  1,889,450   $  2,287,398   $  4,176,848



Export Sales
------------

The Company's areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 2.8%, 3.4% and 4.6% of consolidated net revenues for the years ended June 30, 2000, 1999 and 1998, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


NOTE 20 - SEGMENT AND RELATED INFORMATION (Continued)

Export Sales (Continued)
------------

The sales were made principally to the following locations:


                                        2000         1999           1998
                                       ------       ------         ------

                  Korea                  -             -              1.8%
                  Spain                 2.8%           3.2%           -
                  Saudi Arabia           -              .2            2.8
                                       ----          -----          -----
                                        2.8%           3.4%           4.6%
                                       ====          =====          =====

The Company does not have any material assets outside of the United States.

NOTE 21 - PROFORMA INFORMATION (UNAUDITED)

The Company's consolidated financial statements for the year ended June 30, 1998 do not include the results of operations of A&A Services, Inc. for the period July 1, 1997 through March 20, 1998 and Dynamic for the year ended June 30, 1998, and the consolidated financial statements for the year ended June 30, 1999 do not include the results of operations of Dynamic for the period July 1, 1998 through August 20, 1998. The following summarizes the unaudited proforma results of operations for the years ended June 30, 1999 and 1998, assuming the foregoing acquisition had occurred on June 30, 1999 and 1998 (in thousands, except per share data):


                                                 1999                1998
                                              -----------         ------------
                                              (Unaudited)          (Unaudited)

          Revenue, net                        $     37,624        $     36,747
          Loss from operations                $    (15,447)       $    (16,367)
          Income (loss) before
            income taxes                      $    (14,344)       $     (4,777)
          Basic and diluted net
            income (loss) per
            share                                    $(.22)              $(.08)

Concentration of Credit Risk
----------------------------

Net revenues from related parties accounted for approximately 92%, 85% and 77% of the consolidated net revenues for the years ended June 30, 2000, 1999 and 1998, respectively. Accounts receivable due from related parties approximated 83% and 88% of the consolidated accounts recievable as of June 30, 2000 and 1999.(NOTE 5)

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE 22 - SUBSEQUENT EVENTS

The Company received approximately $9 million during August of 2000 in connection with the licensing of its technology.

During September 2000, the Company entered into a sales-type lease with a related party for an MRI scanner totalling $935,000. The lease is payable in 60 monthly payments of $12,356 each, plus at the end of the 60-month lease, the lessee can elect to continue the lease for an additional five years, at a monthly payment of $12,356, including interest at 10% per annum, or pay a lump sum of $581,544.

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

         The officers and directors of the Company are set forth below:

         Raymond V. Damadian, M.D.      64   President, Chairman
                                             of the Board and a Director

         Timothy R. Damadian            36   Treasurer of FONAR; President of
                                             HMCA

         David B. Terry                 53   Vice President and Secretary

         Claudette J.V. Chan            63   Director

         Robert J. Janoff               73   Director

         Charles N. O'Data              64   Director


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

         Timothy R. Damadian has been Treasurer of FONAR since December 1998 and President of HMCA since its formation in March 1997. Mr. Damadian served as a field service technician for FONAR, after graduating from Suburban Technical School in 1982, where he studied digital computer technology. Mr. Damadian became Director of Manufacturing in October 1989 and was promoted to Vice President of Operations of FONAR in July 1992, in which position he served until December, 1998. Timothy Damadian is the son of Raymond V. Damadian and nephew of David Terry and Claudette Chan.

         David B. Terry is the Vice President of Administration and Secretary of the Company. Mr. Terry has been serving as Vice President since December 1998 and as Secretary since May, 1990. Previously, he served as Treasurer from May 1990 to December, 1998, as Secretary from July 1978 through June 1987 and as Treasurer from August 1981 through June 1987. From July 1978 through June 1987, he was also a Director of the Company. Between July 1987 and January 1990, Mr. Terry was a co-owner and actively engaged in the business of Carman-Terry Realty, a real estate brokerage firm. In January 1990, Mr. Terry resumed his employment with the Company. Mr. Terry is the brother-in-law of Raymond V. Damadian and uncle of Timothy R. Damadian.

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

         Charles N. O'Data has been a Director of FONAR since February, 1998. From 1968 to 1997, Mr. O'Data was the Vice President for Development for Geneva College, a liberal arts college located in western Pennsylvania. In that capacity, he acted as the College's chief investment officer. His responsibilities included management of the College's endowment fund and fund raising. In July 1997, Mr. O'Data retired from Geneva College after 36 years of service to assume a position of National Sales Executive for SC Johnson Company's Professional Markets Group (a unit of SC Johnson Wax), and specialized in healthcare and education sales, a position he held until the spring of 1999. Mr. O'Data acts an independent financial consultant to various entities, including Pittsburgh National Bank. Mr. O'Data served on the board of the Medical Center, Beaver, a 500 bed acute care facility, for 22 years, three as the Board Chair. He founded The Beaver County Foundation, a Community Foundation, in 1992, and serves as its President. Mr. O'Data is a graduate of Geneva College, where he received a B.S. degree in Economics in 1958. Mr. O'Data is listed as a finance associate in the Middle States Association, Commission on Higher Education. The commission is the formal accrediting body for higher education in the eastern region of the country. In this capacity he valuates the financial aspects of educational organizations.

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

         There is set forth in the following Summary Compensation Table the compensation provided by the Company during fiscal 2000 to its Chief Executive Officer. There is set forth in the following Option Grant Table and Option Exercise Table any stock options granted and exercised by Dr. Damadian during fiscal 2000.


I.  SUMMARY COMPENSATION TABLE
                                                  Long Term Compensation
                                          ------------------------------------
                Annual Compensation       |        Awards    |Payouts|       |
------------------------------------------------------------------------------
  (a)        (b)       (c)    (d)    (e)  |   (f)      (g)   | (h)   | (i)   |
  Name                              Other |                  |       | All   |
  and                               Annual| Restricted       |       | Other |
Principal                          Compen-|   Stock   Options| LTIP  |Compen-|
Position             Salary  Bonus sation |  Award(s)  SARs  |Payouts|sation |
   2        Year      ($)     ($)     ($) |    ($)     (#)   | ($)   | ($)   |
------------------------------------------------------------------------------

Raymond V . 2000   $86,799.97   -    -    |    -         -   |  -    |   -   |
Damadian,   1999   $86,799.96   -    -    |    -         -   |  -    |   -   |
President   1998   $84,218.10   -    -    |    -         -   |  -    |   -   |
& CEO                                     |                  |       |       |
------------------------------------------------------------------------------



II.  OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                             Potential Realizable
                                               Value at Assumed
                                                Annual Rates of    Alternative
                                                 Stock Price        to (f) and
                      Individual               Appreciation for     (g): Grant
                       Grants                    Option Term       Date  Value
                       ------                    -----------       -----------
(a)          (b)        (c)        (d)      (e)      (f)      (g)       (h)
                    % of Total
                     Options/
                      SARs
          Options/  Granted to  Excercise                                Grant
             SARs   Employees       or      Expir-                        Date
           Granted  in Fiscal   Base Price  ation                      Present
Name         (#)      Year       ($/Sh)     Date     5% ($)  10% ($)    Value$
--------  --------  ----------  ----------  ------  ------  --------- --------

Raymond V.
Damadian,     0         -           -        -         -       -         -
President
& CEO
-----------------------------------------------------------------------------



III.  OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

Aggregated Options/SAR Exercises in Last Fiscal Year, and FY-End Option/
Sar Value

------------------------------------------------------------------------------
(a)          (b)              (c)             (d)                 (e)
                                          Number of       Value of Unexercised
Name   Shares Acquired   Value Realized   Unexercised     In-the-Money
       on Exercise (#)   ($)              Options/SARs    Options/SARs at
                                          at FY-End (#)   FY-End ($)

                                          Exercisable/    Exercisable/
                                          Unexercisable   Unexercisable
------------------------------------------------------------------------------

Raymond V.    0                -               0                   -
Damadian,
President
and CEO


EMPLOYEE COMPENSATION PLANS

         FONAR's 1993 Incentive Stock Option Plan, adopted on March 26, 1993, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1993 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 1,500,000 shares of Common Stock of FONAR. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The 1993 Stock Option Plan will terminate on March 25, 2003. As of June 30, 2000, options to purchase 311,830 shares of Common Stock were available for future grant under the plan.

         FONAR's 1997 Nonstatutory Stock Option Plan, adopted on May 9, 1997, permits the issuance of stock options covering an aggregate of 5,000,000 shares of Common Stock of FONAR. The options may be issued at such prices and upon such terms and conditions as are determined by FONAR. The 1997 Nonstatutory Stock Option Plan will terminate on May 8, 2007. As of June 30, 2000, options to purchase 4,572,400 shares of Common Stock of FONAR were available for future grant.

         FONAR's 1997 Stock Bonus Plan, adopted on May 9, 1997, permits FONAR to issue an aggregate of 5,000,000 shares of Common Stock of FONAR as a bonus or compensation. FONAR selects the persons to whom bonus stock will be issued, the number of shares to be awarded and such other terms and conditions as it deems advisable. The 1997 Stock Bonus Plan will terminate on May 8, 2007. As of June 30, 2000, 2,013,344 shares of Common Stock of FONAR were available for future grant.

         HMCA's 1997 Incentive Stock Option Plan, adopted on March 10, 1997, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1997 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 2,000,000 shares of Common Stock of HMCA. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The exercisability of the options granted to date is contingent upon the successful completion by HMCA of a public offering of its securities or the recognition by HMCA of at least $10 million in revenues for at least two consecutive fiscal quarters. The 1997 Stock Option Plan will terminate on March 9, 2007. As of June 30, 1999, options to purchase 400,000 shares of HMCA Common Stock were available for future grant under the plan.

         HMCA's 1998 Incentive Stock Option Plan, adopted on December 16, 1998, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1998 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 2,000,000 shares of Common Stock of HMCA. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The excessability of the options granted to date is contingent upon the successful completion by HMCA of a public offering of its securities. The 1998 Stock Option Plan will terminate on December 15, 2008. As of June 30, 1999, options to purchase 1,330,000 shares of HMCA Common Stock were available for future grant under the plan.

         HMCA's 1998 Nonstatutory Stock Option Plan, adopted on December 16, 1998, permits the issuance of stock options covering an aggregate of 500,000 shares of Common Stock of HMCA. The options may be issued at such prices and upon such terms and conditions as are determined by HMCA. The exercisability of the options granted to date is contingent upon the successful completion by HMCA of a public offering of its securities. The 1998 Nonstatutory Stock Option Plan will terminate on December 15, 2008. As of June 30, 1999, options to purchase 100,000 shares of Common Stock were available for future grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the number and percentage of shares of the Company's securities held by each director, by each person known by the Company to own in excess of five percent of the Company's voting securities and by all officers and directors as a group as of September 6, 2000.

Name and Address of               Shares                Percent
Beneficial Owner (1)              Beneficially Owned    of Class

Raymond V. Damadian, M.D.
c/o FONAR Corporation
Melville, New York
 Director, President
 CEO, 5% + Stockholder
    Common Stock                   2,488,274             4.39%
    Class C Stock                  9,561,174            99.98%
    Class A Preferred                477,328             6.09%

Claudette Chan
Director
    Common Stock                       2,648               *
    Class A Preferred                    800               *

Robert J. Janoff
Director
    Common Stock                      50,000               *
    Class A Preferred                  1,999               *

Charles N. O'Data
Director
    Common Stock                         700               *

All Officers and Directors
as a Group (6 persons) (2)
    Common Stock                    2,522,469            4.45%
    Class C Stock                   9,561,174           99.98%
    Class A Preferred                 492,744            6.29%
---------------------------
*   Less than one percent

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Background.

         On April 7, 1989, at a time when the Company lacked both the financing and working capital to establish its own centers, Donna Damadian, the wife of Raymond V. Damadian, M.D., Chairman and President of the Company, purchased from FONAR a scanner for a purchase price of $1,508,000 (the price paid by FONAR's customers for like equipment). $1.2 million was paid in cash, providing a much needed cash infusion for the Company, and the balance was paid over time with interest pursuant to a promissory note of even date. The scanner was leased to Macon Magnetic Resonance Imaging, P.C., a Georgia professional corporation wholly-owned by, and of which Dr. Damadian is, the President. Thereafter, between 1990 and 1996, Raymond V. Damadian, M.D. MRI Scanning Centers Management Company, a Delaware corporation of which Dr. Damadian was the sole stockholder, director and President ("RVDC"), purchased and leased scanners from FONAR to establish a network of professional corporations operating MRI scanning centers ("Centers"), including the Macon Center, in New York, Florida, Georgia and other locations. Dr. Damadian was the owner, director and President of each of these professional corporations. RVDC provided the necessary management and the scanners to the Centers, although in certain situations, a Center would acquire the scanner directly from FONAR.

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

         Pursuant to the Management Agreements, HMCA is providing comprehensive management and administrative services and office facilities, including billing and collection of accounts, payroll and accounts payable processing, supplies and utilities to the Centers. Under the Management Agreements, HMCA provides service through FONAR for the scanners at the Centers, eliminating the need for the Centers to have separate service agreements for their scanners. In total, 15 of the Centers previously managed by RVDC and three additional Centers opened after the acquisition, have Management Agreements with HMCA.

         With respect to the scanners at 9 of the 18 Centers, the lease or sales agreement between RVDC (or the Center in some cases) and FONAR were terminated. In substitution for the previous arrangements, HMCA, effective as of July 1, 1997, entered into new scanner leases ("Scanner Leases") with these Centers pursuant to which the scanners are provided to the Centers.

         The fees to HMCA under both the Management Agreements and the Scanner Leases are on a per scan basis.

         During the fiscal year ended June 30, 2000 the net revenues from the Centers owned by Dr. Damadian were approximately $17.2 million.

         Effective December 1, 1993, one of the Centers, Albany Magnetic Resonance Imaging, P.C. (the "Albany Center"), a Georgia professional corporation of which Raymond V. Damadian is the sole shareholder, director and President, purchased the scanner being utilized at its site from the Company for a purchase price of $1,128,844. Of the purchase price, $574,077 was paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner. Such indebtedness to the lender was retired pursuant to a new equipment finance lease between the lender and the Albany Center, guaranteed by the Company, providing for 18 monthly payments of $35,000 each. Following payment of the lease, the remaining $554,767 of the purchase price due to the Company was required to be paid pursuant to a promissory note, with interest at 10% per annum, over an 18 month term (17 payments of $35,000 each and one final payment of $2,454.08). In June, 1997, the payment terms for the outstanding balance of $344,766 were restructured to provide for 60 equal monthly payments (including interest at the rate of 10% per annum) of $7,325.27 each commencing July, 1997.

         Effective December 1, 1993, Daytona Beach Magnetic Resonance Imaging, P.A. (the "Daytona Beach Center"), a Florida professional association of which Raymond V. Damadian is the sole shareholder, director and President, purchased the scanner being utilized at its site from the Company for a purchase price of $1,416,717. Of the purchase price, $328,044 was paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner. Such indebtedness to the lender was retired pursuant to a new equipment finance lease between the lender and the Daytona Beach Center, guaranteed by the Company, providing for 18 monthly payments of $20,000 each. The remaining $1,088,673 of the purchase price due to the Company was required to be paid pursuant to a promissory note, with interest at 10% per annum. In May, 1999, the payment terms for the outstanding balance of $1,001,507 were restructured to provide for 84 equal monthly payments (including interest at the rate of 10% per annum) of $16,626.20 each commencing May 1999.

         Melville MRI, P.C. (the "Melville Center"), a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President, purchased the scanner being utilized at its site from the Company for a purchase price of $1,011,431.12. Of the purchase price, $900,000 is to be paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner pursuant to a note bearing interest at 14% per annum and providing for 60 monthly payments of $20,700 each. The remaining $111,431.12 of the purchase price was to be paid concurrently with the payments to the lender. The payment terms for the principal balance, plus accrued interest (in the aggregate amount of $139,290) were restructured to provide for 60 equal monthly payments (including interest at the rate of 10% per annum) of $2,959.50 each commencing July, 1998.

ACQUISITION OF THE AFFORDABLE COMPANIES.

         Effective June 30, 1997, HMCA acquired a group of several interrelated corporations, limited liability companies and a partnership engaged in managing three diagnostic imaging centers and one multi-specialty practice in New York State (the "Affordable Companies") pursuant to a series of transactions concluding with a merger between a wholly-owned subsidiary of HMCA and Affordable Diagnostics, Inc. Concurrently with the acquisition, Raymond V. Damadian purchased three New York professional corporations to which the Affordable Companies were providing their services under several agreements. Dr. Damadian is the sole stockholder, director and President of these professional corporations (the "Affordable Professional Corporations"). During the fiscal year ended June 30, 2000, the net revenues from the Affordable Professional Corporations were approximately $2.8 million.

ACQUISITION OF A & A SERVICES.

         Effective March 20, 1998, HMCA acquired A & A Services, Inc. ("A & A Services"), an MSO managing four primary care practices in Queens County, New York. Concurrently with the acquisition, Raymond V. Damadian purchased the four New York professional service corporations under contract with A & A Services (the "A & A Professional Corporations"). During the fiscal year ended June 30, 2000, the net revenues from the A & A Professional Corporations were $4.0 million.

ACQUISITION OF DYNAMIC HEALTH CARE MANAGEMENT

         Effective August 20, 1998, HMCA acquired Dynamic Health Care Management, Inc. ("Dynamic"), an MSO managing three physician practices in Nassau and Suffolk Counties on Long Island, New York. Concurrently with the acquisition, Raymond V. Damadian purchased two professional service corporations under contract with Dynamic (the "Dynamic Professional Corporations"). During the fiscal year ended June 30, 2000, the net revenues from the Dynamic Professional Corporations were $7.3 million.

                  HMCA performs management services for Superior Medical Services, P.C. ("Superior"), a New York professional corporation of which Raymond V. Damadian is the sole stockholder, director and President. Superior conducts multi-specialty practices at locations in Yonkers, Elmont, Elmhurst and Riverdale, New York. During the fiscal year ended June 30, 2000, the net revenues from Superior were $2.6 million.

         Pursuant to an agreement dated March 31, 1993, RVDC agreed to purchase the Company's general partnership interest (approximately 92% of the partnership) in a partnership owning and operating an MRI scanning center in Bensonhurst (Brooklyn), New York. Robert Janoff, a director of the Company, is a limited partner in the partnership. The partnership is also party to a service agreement with the Company. The current annual rate is $50,000 for the one year service contract from July 1, 2000 to July 30, 2001. The rate in effect during the prior year was also $50,000.

         Pursuant to an agreement dated September 30, 1993, AMD sold its interests in a partnership operating an MRI scanning center in Melbourne, Florida to Melbourne Magnetic Resonance Imaging, P.A. (the "Melbourne Facility"), for a purchase price of $150,000. The purchase price is payable, with interest at 10% per annum, over a period of fifteen months commencing September 1, 1995 as follows: $13,500 per month for the first fourteen months and $1,185.60 for the fifteenth month. The Melbourne Facility is a Florida professional corporation of which Raymond V. Damadian is the sole stockholder, director and President. The partnership is presently inactive.

         Pursuant to an agreement dated September 30, 1993, AMD sold to Dade County MRI, P.A. its interests in a partnership which had formerly operated an MRI scanning center in Miami, Florida. The purchase price of $100,000 is payable, with interest at 10% per annum,in sixty (60) equal consecutive monthly installments of principal and interest (including interest accrued from September 30, 1993), commencing 90 days after the scanner is placed in service. The partnership is presently inactive. Dade County MRI, P.A. is a Florida professional association of which Raymond V. Damadian is the sole stockholder, director and President.

         Pursuant to a sales agreement dated April 1, 1996, RVDC agreed to purchase an MRI scanner with certain upgrades from the Company which RVDC then contributed to Orlando MRI Associates, Limited Partnership (the "Orlando Partnership"), a limited partnership. The Orlando Partnership is utilizing the scanner at a site located in Orlando, Florida. The sales agreement provides for a purchase price of $400,000 payable in installments as follows: (1) $40,000 down payment within thirty (30) days of execution and (2) $360,000 in 84 monthly installments of $5,611.04 each (inclusive of interest at 8% per annum) pursuant to a promissory note executed by RVDC upon acceptance of the scanner. The Orlando Partnership is party to a service agreement for its scanner with the Company at an annual fee of $50,000 for the period from April 8, 2000 through April 7, 2001. The price in effect for the prior year from April 8, 1999 through April 7, 2000 was also $50,000. Timothy Damadian, the Treasurer of FONAR and President of HMCA, is a limited partner in Orlando.

         Pursuant to an agreement dated March 1, 1999, Dublin Magnetic Resonance Imaging, P.C., ("Dublin"), a Georgia professional corporation which Raymond V. Damadian is the sole stockholder, director and President, agreed to lease a used Fonar Beta 3000M Mobile MRI Scanner from the Company at a monthly rental of $4,840.08 commencing on September 1, 1999 and continuing for thirty-six (36) months. At the conclusion of the lease period Dublin will have the option to purchase the scanner for a price of $1.00.

         Pursuant to an agreement dated December 1, 1999, Damadian MRI in Garden City, P.C. ("Garden City") a New York professional corporation of which Raymond
V. Damadian is the sole stockholder, director and President, agreed to lease a Fonar QUAD 12000 MRI Scanner from the Company for a term of five years at a monthly rental of $12,356.09. Upon the conclusion of the five year term, Garden City may elect to purchase the scanner for $581,544.42 or extend the lease for an additional five year period at the same monthly rental. If the lease term is extended, then Garden City will have the option to purchase the scanner at the end of the second five year period for a purchase price of $1.00. The term of the lease commenced on June 12, 2000 upon acceptance of the scanner. Payments are due on the twelfth of the month commencing June 12, 2000.

         Pursuant to an agreement dated February 1, 2000, Deerfield Magnetic Resonance Imaging, P.A. ("Deerfield"), a Florida professional association of which Raymond V. Damadian is the sole stockholder, director and President, agreed to lease a Fonar QUAD 12000 MRI Scanner from the Company for a term of five years at a monthly rental of $12,356.09. Upon the conclusion of the five year term, Deerfield may elect to purchase the scanner for $581,544.42 or extend the lease for an additional five year period at the same monthly rental. If the lease term is extended, then Deerfield will have the option to purchase the scanner at the end of the second five year period for a purchase price of $1.00. The term of the lease commenced on July 18, 2000 upon the acceptance of the scanner. Lease payments are due on the first of the month, commencing August 1, 2000.

         Canarsie MRI Associates ("Canarsie"), a joint venture partnership of which MRI Specialties, Inc. ("Specialties") is an owner, is party to a service agreement for its scanner with the Company at an annual fee of $70,000 for the period from September 1, 2000 through August 31, 2001. The price in effect during the prior year from September 1, 1999 to August 31, 2000 was also $70,000. Timothy Damadian, the Treasurer of FONAR and President of HMCA, is the sole stockholder, director and President of Specialties.

         Pompano MRI Associates ("Pompano"), a joint venture partnership of which Guardian MRI, Inc. ("Guardian") is an owner, is party to a service agreement for its scanner with the Company at an annual fee of $70,000 for the period from October 1, 1999 through September 30, 2000. The price in effect during the prior year from October 1, 1998 through September 30, 1999 was also $70,000. Timothy Damadian, the Treasurer of FONAR and President of HMCA, is a stockholder, director and officer of Guardian.


         As at June 30, 2000, the indebtedness of Canarsie to the Company was $22,476 and the aggregate indebtedness of Pompano to the Company was $18,550.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.

a)  FINANCIAL STATEMENTS AND SCHEDULES

         The following consolidated financial statements are included in Part II, Item 8.

         Report of Independent Certified Public Accountants.

         Consolidated Balance Sheets as at June 30, 2000 and 1999.

         Consolidated Statements of Operations for the Three Years Ended June 30, 2000, 1999 and 1998.

         Consolidated Statements of Stockholders' Equity for the Three Years Ended June 30, 2000, 1999 and 1998.

         Consolidated Statements of Cash Flows for the Three Years Ended June 30, 2000, 1999 and 1998.

         Notes to Consolidated Financial Statements.

         Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.


b)  REPORTS ON FORM 8-K

          None.

c)  EXHIBITS

     3.1 Certificate of Incorporation, as amended, of the Company incorporated herein by reference to Exhibit 3.1 to the Registrant's registration statement on Form S-1,Commission File No. 33-13365.

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

    10.20 Stock Purchase Agreement dated August 20, 1998 by and among Health Management Corporation of America, FONAR Corporation, Stuart Blumberg and Steven Jonas, incorporated herein by reference to Exhibit 2 to the Registrant's 8-K, September 3, 1998, Commission File No. 0-10248.

    21.  Subsidiaries of the Registrant.  See Exhibits.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FONAR CORPORATION

Dated:  September 27, 2000

                               By: /s/ Raymond Damadian
                               Raymond V. Damadian, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                   Title                    Date

/s/ Raymond Damadian        Chairman of the           September 27, 2000
Raymond V. Damadian         Board of Directors,
                            President and a
                            Director (Principal
                            Executive Officer)

/s/ Claudette J.V. Chan     Director                  September 27, 2000
Claudette J.V. Chan


/s/ Robert J. Janoff        Director                  September 27, 2000
Robert J. Janoff

/s/ Charles N. O'Data       Director                  September 27, 2000
Charles N. O'Data