Form 10-K/A
period 2000-06-30
FONAR CORP
filed 2000-10-23
CIK 355019

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                              ---------------------

                                  FORM 10-K/A
                              ---------------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

REASONS FOR ADMENDMENT

        REASONS FOR ADMENDMENT

        The primary reason for this admendment is to correct an error in Item 8, in the Cash Flow Statement, on page F-13. The error does not effect the results of operations or financial position of the company. Within "Cash Flows From Operating Activities", the item "Liabilities assumed by purchaser on sale of subsidiary" was inadvertently typed as (989,506) instead of (824,394). The correction of this error did not affect the Net Cash used in Operating Activities.

        In addition:

        In Item 8, Note 4, on page F-24 - Marketable Securities - additional disclosures were made to provide maturity groups for debt securities.

        In Item 8, Note 8, on page F-27 - Investment in Sales-Type lease with Related Party - additional disclosures were made to provide minimum future lease payments.

        In Item 8, Note 12, on page F-34 - Long-Term Debt - the interest rate in the second note was changed to 7.22% from 6.06%.

        In Item 8, Note 15, on page F-43 - Commitments and Contingencies - the second paragraph under Management Contracts was deleted.

        On the cover page and in Item 1, BUSINESS - GENERAL - In paragraph 1, the area code has been corrected to (631).

        In Item 1, BUSINESS - RECENT DEVELOPMENTS AND OVERVIEW - In paragraph 6, the second sentence is amended to add "as well as in the typical supine position."

        In Item 1, BUSINESS - PRODUCT MARKETING - In the last paragraph foreign sales during the year ended June 30, 2000, was changed to 2.8% from 0.2%.

        In Item 1, BUSINESS - RESEARCH AND DEVELOPMENT - In paragraph 2 the word "Stand-Up" has been replaced with "Indomitable" twice.

        In Item 1, BUSINESS - GOVERNMENT REGULATION - In paragraph 1 the 3rd sentence has added "and November 12, 1985."

        In Item 6, SELECTED FINANCIAL DATA - Working Capital as of June 30, 2000 has been changed to $24,439,609 from $24,934,609.

        In Item 7, INTRODUCTION - In paragraph 3, in the 1st sentence, the year has been changed from 1999 to 2000.

        In Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES - In the 17th paragraph, working capital as of June 30, 2000, was changed to $24.4 million from $24.9 million.

ITEM 1.  BUSINESS

GENERAL

        FONAR Corporation (the "Company" or "FONAR") is a Delaware corporation which was incorporated on July 17, 1978. The Company's address is 110 Marcus Drive, Melville, New York 11747 and its telephone number is (631) 694-2929. FONAR also maintains a WEB site at www.fonar.com.

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

        The Fonar 360, approved for marketing by the FDA on March 16, 2000, includes the "Open Sky MRI (TM)". The magnet frame is incorporated into the floor, ceiling and sidewalls of the scan room and is open. Consequently, physicians and family members can walk inside the magnet to approach the patient. The Open Sky version of the Fonar 360 is decoratively designed so that it is incorporated into the panoramic landscape that decorates the walls of the scan room. The ability of the Fonar 360 to give physicians direct 360 access to patients and the availability of MRI compatible surgical instruments will also enable the Fonar 360, in its future "OR-360(TM)" version, to be used for image guided surgery.

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

        In addition, the Company offers a low cost open MRI scanner, the "Echo(TM)" operating at .3 Tesla field strength. The Company's current "works in progress" include its "Stand-Up MRI", also called "Indomitable(TM)", a scanner which will allow patients to be scanned while in weight-bearing positions, and the "Pinnacle(TM)" which combines many of the features of the QUAD scanners with a superconducting magnet. (See "Works in Progress".)

        Indomitable(TM) will permit, for the first time, MRI diagnoses to be made in the weight-bearing state. It is also anticipated that Indomitable(TM) will enable MRI-guided surgical and interventional procedures to be performed when the patient is upright as well as in the typical supine position. The Company submitted the Indomitable(TM) to the FDA for approval in August, 2000.

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

        During the fiscal year ended June 30, 2000, 2.8% of the Company's revenues were generated by foreign sales, as compared to 3.4% and 4.6% for fiscal 1999 and 1998 respectively. See "Note 20 to Notes to Consolidated Financial Statements" for the percentage of foreign sales as in relation to the Company's total revenues.

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

        Research and development activities have focused, in large part, on the development of the new Fonar 360 and Indomitable MRI(TM) scanners and the continued development and enhancement of the Company's QUAD MR scanners. The Fonar 360 (OR 360 and Open Sky MRI), Indomitable MRI and QUAD scanners involve significant software and hardware development as the new products represented entirely new hardware design and architecture requiring a complete new operating software system. The Company's research activity includes developing a multitude of new features for the QUAD series scanners made possible by the QUAD's high speed processing power.

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

        While Fonar's current market share of the domestic MRI market is under 5%, FONAR expects to be a leader in domestic open market for several reasons. In MRI, scanning speed and image quality is controlled by the strength of the magnetic field. Fonar's QUAD 12000 scanner operates at almost twice the field strength of the next highest field strength open magnet available presently, manufactured by Toshiba (0.6 Tesla vs. 0.35 Tesla). The Company's Fonar 360 and Indomitable scanners also operate at this field strength. High field MRI manufacturers convinced the marketplace for FONAR, and the marketplace accepts, that higher field strength translates directly into superior image quality and faster scanning speeds. This is the principal reason GE's 1.5 Tesla air core superconductive scanner achieved market dominance in the MRI market before the marketplace shifted and registered an increased demand for the iron frame "Open MRI." No companies possess the Fonar 360 and FONAR possesses the pioneer patents on "Open MRI" technology.

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


GOVERNMENT REGULATION

        Under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, all medical devices are classified by the Food and Drug Administration (the "FDA") into one of three classes. A Class I device is subject only to certain controls, such as labeling requirements and manufacturing practices\; a Class II device must comply with certain performance standards established by the FDA\; and a Class III device must obtain pre-market approval from the FDA prior to commercial marketing. The Company received approval to market its Beta 3000 and Beta 3000M scanners as Class III devices on September 26, 1984 and November 12, 1985. On July 28, 1988, the Magnetic Resonance Diagnostic Device which includes MR Imaging and MR Spectroscopy was reclassified by the FDA to Class II status. On June 25, 1992, the Company received FDA clearance to market the Ultimate Magnetic Resonance Imaging Scanner as a Class II device. The Company received FDA clearance to market the QUAD 7000 in April 1995 and for the QUAD 12000 in November 1995. On March 16, 2000, the Company received FDA approval to market the Fonar 360 for diagnostic imaging (the Open Sky version). On August 9, 2000, the Company applied for FDA approval for the Stand-Up MRI. The Company anticipates that it will need additional FDA approvals or clearances for the OR 360 version of the Fonar 360 and Pinnacle MRI scanners.

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

EMPLOYEES

        As of July 1, 2000, the Company employed 568 persons on a full-time and part-time basis. Of such employees, 13 were engaged in marketing and sales, 43 in research and development, 72 in production, 44 in customer support services, 356 in administration (including 201 on site at facilities and offices managed by HMCA and 85 performing billing, collection and transcription services for those facilities) and 40 professional MRI technicians on site at diagnostic imaging centers managed by HMCA.

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
average number
Of shares
outstanding *

BALANCE SHEET
DATA

Working
capital        $24,439,609    $37,863,029    $ 54,426,483 $  62,659,470    $(1,575,857)
(deficit)

Total          $84,599,039    $97,648,168    $108,447,780 $ 106,690,561    $28,057,384
assets

Long-term      $20,969,186    $24,821,834    $ 16,003,479  $  4,626,269    $ 4,204,935
debt and
obligations
under capital
leases

Stockholders'  $51,284,758    $59,303,773     $72,572,486  $ 73,245,262    $11,412,629
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

        FONAR's principal MRI products are its Fonar 360, QUAD and Echo(TM) MRI scanners. Fonar also considers its Stand-Up MRI ("Indomitable(TM)") which has been submitted to the FDA for approval, to be one of its most promising new products. The Company believes it is in a position to aggressively seek new sales. The Fonar 360, QUAD and Indomitable(TM) MRI scanners are highly competitive and totally new non-claustrophobic scanners not previously available in the MRI market. At 0.6 Tesla field strength, the QUAD 12000 magnet is the highest field "Open MRI" in the industry, offering non-claustrophobic MRI together with high-field image quality for the first time. The Fonar 360 and Stand-Up MRI share the fundamental technology of the QUAD scanners and also have a field strength of 0.6 Tesla. The Company's work-in-progress Pinnacle MRI scanner will combine Fonar's iron frame magnet with a superconducting driver, and is expected to have a field strength between 0.6 and 1.0 Tesla. The Company expects vigorous sales from its new products. Fonar also offers the Echo, a low cost open MRI scanner. (See "Description of Business - Products, Works-in-Progress and Product Marketing.")

        As part of its scanner marketing program, the Company has attended the industry's annual trade show, RSNA (Radiological Society of North America) since 1995 and plans to do so again in November 2000. The Company believes that it is uniquely positioned to take advantage of the rapidly expanding "Open MRI" market, as the manufacturer of the only high-field "Open MRI" in the industry. The Company expects marked demand for its products since image quality increases as a direct proportion to magnetic field strength. When commercially available, Fonar's Stand-Up MRI is expected to be the only MRI capable of producing images in the weight bearing state. In addition, the Company's new scanners provide improved image quality and high speed imaging at costs that are significantly less than the competition and more in keeping with the medical cost reduction demands being made by our national leaders on behalf of the public.

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

        The Company's working capital surplus as of June 30, 2000 approximates $24.4 million, as compared to a working capital surplus of $37.9 million as of June 30, 1999.

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

                      FONAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED JUNE 30, 2000

                                                      Accumulated
                                                         Other                                             Comprehensive
                                     Unearned        Comprehensive    Accumulated                             Income
                                   Compensation         Income          Deficit             Total             (Loss)
                                   ------------      -------------    ------------       -----------       -------------
Balance - June 30, 1999            $(206,878)        $  (203,106)     $(33,860,837)      $59,303,773

Net loss                                -                   -          (10,955,987)      (10,955,987)      $(10,955,987)

Other comprehensive income,
      net of tax:
    Unrealized losses on
      securities arising
      during the year, net
      of tax                            -                (47,830)             -              (47,830)           (47,830)
    Less: Reclassification
      adjustment for (gains)
      losses included in net
      loss                              -                (13,872)             -              (13,872)           (13,872)

Exercise of stock options               -                   -                 -               64,569               -
Purchase of common stock                -                   -                 -              (79,120)              -
Stock issued to employees
  under stock bonus plans               -                   -                 -              396,682               -
Issuance of stock in
  settlement of liabilities             -                   -                 -              742,372               -
Shares returned in
  cancellation of notes
  receivable                            -                   -                 -                 -                  -
Issuance of stock under
  consulting contracts              (726,962)               -                 -              812,599               -
Issuance of stock for
  acquisition of Central
  Health Care                           -                   -                 -               61,753               -
Net reduction in notes
  receivable from
  stockholders                          -                   -                 -              279,393               -
Amortization of unearned
  compensation                       720,466                -                 -              720,466               -
Conversion of Class B
  common stock to Class A
  common stock                          -                   -                 -                 -                  -
                                   -----------       -----------      ------------       -----------       ------------
BALANCE - JUNE 30, 2000            $  (213,374)      $  (264,808)     $(44,816,824)      $51,284,758       $(11,017,689)
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

                      FONAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the Years Ended June 30,
                                    ------------------------------------------
                                         2000          1999           1998
                                    ------------   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                          $(10,955,987)  $(14,215,763)  $ (5,653,086)
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
     Minority interest in income of
       partnerships                      270,669        300,235        146,890
     Depreciation and amortization     4,670,473      4,657,819      2,917,603
     Gain on sale of equipment                 -        (53,573)              -
     Imputed interest on deferred
       payment obligations               397,521        482,716         27,000
     Provision for bad debts             177,162        628,836        929,786
     Compensatory element of stock
       issuances                       1,929,706        275,242      1,108,362
     Stock issued in settlement of
       current liabilities               742,372        664,656        639,715
     Liabilities assumed by
       purchaser on sale of
       subsidiary                       (824,394)            -              -
     Deferred income taxes                     -       (793,794)    (2,500,000)
     (Increase) decrease in
       operating assets, net:
         Receivable from litigation
           award                               -              -     77,223,460
         Accounts and notes
           receivable                 (1,105,104)    (2,747,268)    (3,911,903)
         Costs and estimated
           earnings in excess of
           billings on uncompleted
           contracts                     495,291       (629,835)      (814,750)
         Inventories                     701,609       (724,156)       (73,113)
         Sales-type lease
           receivable-related party     (935,000)             -              -
         Principal payments received
           on sales-type lease -
           related party                   4,565              -              -
         Prepaid expenses and other
           current assets                 97,374       (415,468)       123,708
         Other assets                     (3,064)       239,817       (270,830)
         Receivables and advances
           to related parties            275,691         65,425        578,511
         Increase (decrease) in
           operating liabilities,
             net:
             Accounts payable           (434,425)       372,374       (175,483)
             Other current
               liabilities              (674,669)        56,758     (1,998,835)
             Customer advances           487,033       (574,213)       (94,671)
             Billings in excess of
               costs and estimated
               earnings on
               uncompleted contracts           -        (31,032)      (161,900)
             Other liabilities             6,709         17,966         12,722
             Income taxes payable        (60,227)         2,498        802,449
                                    ------------    -----------    -----------
          NET CASH (USED IN) PROVIDED
            BY OPERATING ACTIVITIES   (4,736,695)   (12,420,760)    68,855,635
                                    ------------   ------------    -----------


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

Computer Software
-----------------

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE  4 - MARKETABLE SECURITIES

The following is a summary of marketable securities at June 30, 2000 and 1999:


                                                   2000
                                -------------------------------------------
                                                 Unrealized
                                                  Holding       Fair Market
                                   Cost            Loss            Value
                                -----------      ----------     -----------

U.S. Government Obligations     $10,198,273      $ (210,045)    $ 9,988,228
Corporate and government
agency bonds                      1,550,711         (54,763)      1,495,948
                                -----------       ---------     -----------
                                $11,748,984      $ (264,808)    $11,484,176
                                ===========      ==========     ===========

                                                   1999
                                -------------------------------------------

                                                 Unrealized
                                                   Holding      Fair Market
                                   Cost             Loss           Value
                                -----------      ----------     -----------

U.S. Government Obligations     $11,023,733      $  (18,302)    $11,005,431
Corporate and government
agency bonds                      9,277,071        (184,304)      9,092,767
Equity securities including
mutual stock funds                  100,000            (500)         99,500
                                -----------      ----------     -----------
                                $20,400,804      $ (203,106)    $20,197,698
                                ===========      ==========     ===========

All debt securities are due within five years. Of the cost at June 30, 2000, $4,156,967 is due within one year.


NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is comprised
of the following:

                                             2000            1999
                                         -----------     -----------

Receivable from equipment sales        $  2,379,609    $  1,727,535
Receivables from related PC's            14,937,136      15,486,059
Allowance for doubtful accounts
and contractual allowances               (2,928,083)     (3,276,860)
                                         -----------     -----------
                                       $ 14,388,662    $ 13,936,734
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

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE  5 - ACCOUNTS RECEIVABLE, NET (Continued)

Collection by the Company of its accounts receivable may be impaired by the uncollectibility of medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Approximately 40%, 33% and 25%, respectively, of the PC's 2000, 1999 and 1998 net revenues were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company takes all legally available steps, including legally prescribed arbitrations, to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated
financial   statements   and  have   historically   been   within   management's
expectations.

Net revenues from the related PC's accounted for approximately 87%, 85% and 77% of the consolidated net revenues for the years ended June 30, 2000, 1999 and 1998, respectively.

NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of June 30, 2000 and 1999 is as follows:


                                                       As of June 30,
                                                ----------------------------
                                                   2000              1999
                                                ---------         ----------
              Costs incurred on uncompleted
                contracts                       $ 829,441         $2,522,153
              Estimated earnings                  138,718            847,047
                                                ---------         ----------
                                                  968,159          3,369,200
              Less: Billings to date                    -          1,905,750
                                                ---------         ----------
                                                 $968,159         $1,463,450
                                                =========         ==========

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES (Continued)

Included in the accompanying consolidated balance sheets under the following captions:

                                                        As of June 30,
                                                 ---------------------------
                                                   2000               1999
                                                 --------         ----------

              Costs and estimated earnings in
                excess of billings on
                uncompleted contracts            $968,159         $1,463,450
              Billings in excess of costs and
                estimated earnings on
                uncompleted contracts                   -                 -
                                                 --------         ----------
                                                 $968,159         $1,463,450
                                                 ========         ==========

2) Customer advances consist of the following:


                                                        As of June 30,
                                                 ---------------------------
                                                   2000               1999
                                                 --------         ----------

              Total advances from customers      $582,551         $2,001,268
              Less: Advances from customers
                      on contracts under
                      construction                      -          1,905,750
                                                 --------         ----------
                                                 $582,551           $ 95,518
                                                 ========         ==========

NOTE  7 - INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:


                                                        As of June 30,
                                               ---====----------------------
                                                   2000               1999
                                               ----------         ----------
              Purchased parts, components and
                supplies                       $2,916,753         $3,677,568
              Work-in-process                     619,416            560,210
                                               ----------         ----------
                                               $3,536,169         $4,237,778
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

                                                        As of June 30,
                                              ------------------------------
                                                  2000                1999
                                              ----------          ----------
              Net minimum lease payments
                receivable                     $1,310,548                $ -
              Less: Unearned income               380,113                  -
                                               ----------         ----------
              Net Investment in
                Sales-type Lease                 $930,435                $ -
                                               ==========         ==========

              Current portion                    $ 57,832                $ -
              Non-current portion                 872,603                  -
                                               ----------         ----------
                                                 $930,435                $ -
                                               ==========         ==========
Future minimum lease payments are as follows:

                                 Years Ended
                                  June 30,
                                 -----------
                                   2001          $ 57,832
                                   2002            63,888
                                   2003            70,578
                                   2004            77,969
                                   2005           660,168
                                                 --------
                                                 $930,435
                                                 ========


NOTE  9 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2000 and 1999, is comprised of:

                                                        As of June 30,
                                                  --------------------------
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


The risk-free interest rates were based upon a rate with maturity equal to expected term. U.S. Treasury instruments were utilized. The weighted average interest rate amounted to 5.0%.

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

Promissory    note   payable   to   a   bank,
collateralized  by $5 million  certificate of
deposit,   requiring   monthly   payments  of
interest   only,  at a variable rate based on
the  bank's  prime  rate  (7.22% at June 30,
2000)  with  payment  of the entire principal
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

The shareholders of the Company approved the 2000 employee stock purchase plan ("ESPP") at the Company's annual shareholders' meeting in April, 2000. The ESSP provides for eligible employees to acquire common stock of the Company at a discount not to exceed 15%. The plan has not been put into effect as of June 30, 2000.

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

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000


NOTE 20 - SEGMENT AND RELATED INFORMATION (Continued)

Export Sales (Continued)
------------

The sales were made principally to the following locations:


                                        2000           1999           1998
                                        ----           ----           ----
                  Korea                    -              -           1.8%
                  Spain                 2.8%           3.2%              -
                  Saudi Arabia             -            .2            2.8
                                        ----           ----           ----
                                        2.8%           3.4%           4.6%
                                        ====           ====           ====

The Company does not have any material assets outside of the United States.

Concentration of Credit Risk
----------------------------

Net revenues from related parties accounted for approximately 92%, 85% and 77% of the consolidated net revenues for the years ended June 30, 2000, 1999 and 1998, respectively. Accounts receivable due from related parties approximated 83% and 88% of the consolidated accounts receivable as of June 30, 2000 and 1999, respectively.(NOTE 5)


NOTE 21 - PROFORMA INFORMATION (UNAUDITED)

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

                                                  1999              1998
                                              -----------        -----------
                                              (Unaudited)        (Unaudited)

          Revenue, net                        $    37,624        $    36,747
          Loss from operations                $   (15,447)       $   (16,367)
          Loss before income taxes            $   (14,344)       $    (4,777)
          Basic and diluted net
            loss per share                          $(.22)             $(.08)

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
& CEO                                     |                  |       |       |
------------------------------------------------------------------------------



II.  OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                             Potential Realizable
                                               Value at Assumed
                                                Annual Rates of    Alternative
                                                 Stock Price        to (f) and
                      Individual               Appreciation for     (g): Grant
                       Grants                    Option Term       Date  Value
                       ------                    -----------       -----------
(a)          (b)        (c)        (d)      (e)      (f)      (g)       (h)
                    % of Total
                     Options/
                      SARs
          Options/  Granted to   Exercise                                Grant
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

Dated:  October 20, 2000

                               By: /s/ Raymond Damadian
                               Raymond V. Damadian, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                   Title                    Date

/s/ Raymond Damadian        Chairman of the           October 20, 2000
Raymond V. Damadian         Board of Directors,
                            President and a
                            Director (Principal
                            Executive Officer)

/s/ Claudette J.V. Chan     Director                  October 20, 2000
Claudette J.V. Chan


/s/ Robert J. Janoff        Director                  October 20, 2000
Robert J. Janoff

/s/ Charles N. O'Data       Director                  October 20, 2000
Charles N. O'Data