Form 10-Q
period 2000-09-30
FONAR CORP
filed 2000-11-14
CIK 355019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED SEPTEMBER 30, 2000         Commission File Number 0-10248



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


                                (631) 694-2929
             ---------------------------------------------------
             Registrant's telephone number, including area code:



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES X   NO
                                                  ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Class                      Outstanding at September 30, 2000
--------------------------------       ---------------------------------
Common Stock, par value $.0001                      56,627,572
Class B Common Stock, par value $.0001                   4,211
Class C Common Stock, par value $.0001               9,562,824
Class A Preferred Stock, par value $.0001            7,836,286

FONAR CORPORATION AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION                                  PAGE

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - September 30, 2000
     and June 30, 2000

   Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2000 and
     September 30, 1999

   Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2000 and
     September 30, 1999


   Notes to Condensed Consolidated Financial Statements



Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


PART II - OTHER INFORMATION

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                              September 30,   June 30,
                                                         2000         2000
                                                      (UNAUDITED)
Current Assets:                                        ---------    -------
  Cash and cash equivalents                              $17,654    $11,811

  Marketable securities                                    9,584     11,484

  Accounts receivable - net                               14,566     14,389

  Receivable from license agreement                        2,700          -

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                     151        968

  Inventories                                              4,408      3,536

  Investment in sales-type lease w/related party             118         58

  Prepaid expenses and other current assets                  548        604
                                                          ------     ------
        Total current assets                              49,729     42,850
                                                          ------     ------

Restricted cash                                            5,000      5,000

Property and equipment - net                              11,088     11,227

Advances and notes to related parties - net                1,109      1,159

Investment in sales-type lease w/related party             1,725        873

Notes receivable - net                                       506        501

Excess of cost over net assets of businesses acquired-net 21,352     21,657

Other intangible assets - net                                989      1,036

Other assets                                                 296        296
                                                        --------   --------
                                                        $ 91,794   $ 84,599
                                                        ========   ========


  See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

                                                    September 30,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2000         2000
                                                      (UNAUDITED)
Current Liabilities:                                  ----------   --------
  Current portion of debt and capital leases             $ 7,054    $ 6,225
  Accounts payable                                         2,381      1,739
  Other current liabilities                                8,240      8,967
  Customer advances                                          597        582
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                          -          -
  Income taxes payable                                       897        897
                                                          ------     ------
      Total current liabilities                           19,169     18,410

Long-term debt and capital lease obligations
 less current portion                                     12,917     14,744
Unearned revenue - license fee                            11,115          -
Other non-current liabilities                                138        138
                                                          ------     ------
      Total liabilities                                   43,339     33,292
                                                          ------     ------
Minority interest                                             53         22
                                                          ------     ------
Commitments and contingencies                                  -          -


STOCKHOLDERS' EQUITY

Common Stock $.0001 par value; 60,000,000
  shares authorized; 56,627,572 issued and outstanding
  at September 30 and 56,315,471 at June 30, 2000              6          6

Class B Common Stock $ .0001 par value; 4,000,000
  shares authorized, (10 votes per share), 4,211 issued
  and outstanding at September 30 and at June 30, 2000         -          -

Class C Common Stock $.0001 par value;  10,000,000 shares
  authorized,  (25 votes per share), 9,562,824 issued
  and outstanding at September 30 and at June 30, 2000         1          1

Class A non-voting Preferred Stock $.0001 par value;
  8,000,000 authorized, 7,836,286 issued and outstanding
  at September 30 and at June 30, 2000                         1          1

Paid-in capital in excess of par value                    99,316     98,581
Accumulated other comprehensive income                   (   147)   (   265)
Accumulated deficit                                      (48,724)   (44,817)
Notes receivable - stockholders                          ( 1,348)   ( 1,338)
Unearned compensation                                    (    32)   (   213)
Treasury stock - 289,264 shares of common stock
  at September 30 and 289,264 at June 30, 2000           (   671)   (   671)
                                                         -------    -------
      Total stockholders' equity                          48,202     51,285
                                                         -------    -------
      Total liabilities and stockholders' equity        $ 91,794   $ 84,599
                                                         =======    =======

    See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                  FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                        -------------------
                                                           2000       1999
REVENUES                                                --------   --------
  Product sales - net                                    $   257    $   978
  Service and repair fees - net                              459        344
  Scanning and management fees - net                       8,768      8,326
  License fees and royalties                                 627        231
                                                         --------  --------
     Total Revenues - Net                                 10,111      9,879
                                                         --------  --------
COSTS OF REVENUES:
  Cost of product sales                                      635      1,242
  Cost of service and repair fees                            672        908
  Cost of scanning and management fees - net               5,654      5,533
  Research and development expenses                        1,512      1,562
  Selling, general and administrative expenses             4,436      3,424
  Compensatory element of stock issuances                    896        119
  Amortization of excess of cost over assets acquired        305        305
                                                        --------   --------
     Total Costs and Expenses                             14,110     13,093
                                                        --------   --------
Loss From Operations                                     ( 3,999)   ( 3,214)

Interest Expense                                         (   279)   (   601)

Interest Income                                              460        556

Other income (expense)                                        22    (    15)
                                                          ------    -------
Loss before provision for taxes and
 minority interest                                       ( 3,796)   ( 3,274)

Provision for income taxes                                     8          5
                                                          -------    -------
Loss before minority interest                            ( 3,804)   ( 3,279)

Minority interest in net (income) loss
 of subsidiary and partnership                           (   103)   (    64)
                                                         -------    -------
NET LOSS                                                $( 3,907)  $( 3,343)
                                                         =======    =======


Basic and Diluted Net Loss per share                       $(.06)     $(.05)
                                                          ======     ======

Weighted average number of shares outstanding             67,366     65,446
                                                          ======     ======

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                    FOR THE THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          -----------------
                                                           2000       1999
                                                          ------     ------
Cash Flows from Operating Activities
 Net Loss                                               $( 3,907)  $( 3,343)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest in net income (loss)                   103         64
    Depreciation and amortization                          1,153      1,041
    Imputed interest on deferred payment obligation            -        105
    Compensatory element of stock issuances                  896        119
    Stock issued in settlement of current liabilities          -        172
    Amortization of unearned license revenue             (   585)         -
    License fee                                            9,000          -
    (Increase) decrease in operating assets, net:
       Accounts and notes receivable                     (   182)   ( 1,277)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                   817        663
       Inventories                                       (   872)       493
       Prepaid expenses and other current assets              67        278
       Other assets                                            -         11
       Receivables and advances to affiliates and
         related parties                                      50         92
       Investment in sales-type lease w/related party    (   912)         -
    Increase (decrease) in operating liabilities, net :
       Accounts payable                                      642    (   658)
       Other current liabilities                         (   727)       173
       Customer advances                                      15    (     4)
       Other liabilities                                       -          2
                                                          ------     ------
Net cash provided by (used in) operating activities        5,558    ( 2,069)
                                                          ------     ------

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                  FOR THE THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                          -----------------
                                                           2000       1999
                                                          ------     ------
Cash Flows from Investing Activities:
  Investment (reduction) in marketable securities          2,018    (   877)
  Purchases of property and equipment - net              (   663)   (   773)
                                                          ------     ------
Net cash provided by (used in) investing activities        1,355    ( 1,650)
                                                          ------     ------

Cash Flows from Financing Activities:
  Distributions to minority interest                     (    72)   (    80)
  Repayment of borrowings and capital
    lease obligations                                    (   998)   ( 1,465)
  Purchase of treasury stock                                   -    (    39)
                                                          ------     ------
  Net cash used in financing activities                  ( 1,070)   ( 1,690)
                                                          ------     ------

Increase (Decrease) in Cash                                5,843    ( 5,409)

Cash at beginning of period                               11,811     15,176
                                                          ------     ------
Cash at end of period                                    $17,654    $ 9,767
                                                          ======     ======

See accompanying notes to consolidated financial statements (unaudited).



FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(000'S OMITTED)

                                                  FOR THE THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                         ------------------
                                                           2000      1999
                                                         -------    -------
Net loss                                                 $(3,907)   $(3,343)

Other comprehensive income, net
    of tax:
    Unrealized gains (losses) on
      securities, net of tax                                 118          1
                                                         -------    -------
Total comprehensive loss                                 $(3,789)   $(3,342)
                                                         =======    =======

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000
                                  (UNAUDITED)

NOTE 1  - DESCRIPTION OF BUSINESS

      FONAR Corporation (the "Company" or "FONAR") is a Delaware corporation which was incorporated on July 17, 1978. FONAR is engaged in the research, development, production and marketing of medical scanning equipment which uses principles of Magnetic Resonance Imaging ("MRI") for the detection and diagnosis of human diseases. In addition to deriving revenues from the direct sale of MRI equipment, revenue is also generated from its installed base of customers through its service and upgrade programs and through technology licensing agreements.

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

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000
                                  (UNAUDITED)

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

      Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At September 30, 2000, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in comprehensive income. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated Statement of Operations.

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

      Revenue under management and lease contracts is recognized based upon contractual agreements for management services rendered by the Company and leases of medical equipment under various long-term agreements with related medical providers (the "PC's"). The PC's are primarily owned by Raymond V. Damadian, M.D., President and Chairman of the Board of FONAR. The Company's agreements with the PC's stipulate fees for services rendered and equipment leased, are primarily calculated on activity based efforts at pre-determined rates per unit of activity. All fees are re-negotiable at the anniversary of the agreements and each year thereafter. Revenue under licensing agreements is recognized over the lesser of the economic life of the assets or the term of the licensing agreement.

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

     Cash and Cash Equivalents
     -------------------------

      The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents. At September 30, 2000, the Company had cash deposits of approximately $17.5 million in excess of federally insured limits.

     Restricted Cash
     ---------------

      At September 30, 2000, $5,000,000 of cash was pledged as collateral on an outstanding bank loan and was classified as restricted cash on the balance sheet.

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

     Fair Value of Financial Instruments
     -----------------------------------

      The financial statements include various estimated fair value information at September 30, 2000 and June 30, 2000, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

     Computer Software
     ------------------

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 3  - MARKETABLE SECURITIES
          ---------------------

      The following is a summary of marketable securities at September 30, 2000:

                                         (000's omitted)
                                         ---------------

                                                 Unrealized
                                     Amortized     Holdings  Fair Market
                                    Cost Gains       (Loss)        Value
                                     ---------   ----------  -----------
         U.S. Government               $-----      $ ------    $ ------
           Obligations
         Corporate and government       9,731         (147)       9,584
           agency bonds
         Equity securities
           including
           mutual stock funds           -----       ------      ------
                                     ---------   ----------  -----------
                                     $  9,731      $  (147)     $  9,584
                                     =========   ==========  ===========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 4  - ACCOUNTS RECEIVABLE, NET
          ------------------------
                    Accounts receivable, net is comprised of the following:
                                            (000's omitted)
                                            ---------------

                                 September 30, 2000      June 30, 2000
                                 ------------------      -------------

      Receivable from equipment
        sales and service              $2,022                 $2,380
      Receivables assigned from
        related PC's                   15,472                 14,937
      Less: Allowance for
        doubtful accounts
        and contractual
        allowances                     (2,928)                (2,928)
                                       -------               -------

                                     $ 14,566                $14,389
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

      Collection by the Company of its accounts receivable may be impaired by the uncollectibility of medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Approximately 40% and 33% of the PC's net revenues for the three months ended September 30, 2000 and September 30, 1999, respectively, were derived from no-fault and personal injury protection claims.

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

      Net revenues from the related PC's accounted for approximately 87% and 65% of the consolidated net revenues for the three months ended September 30, 2000 and 1999, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 5  - INVENTORIES

      Inventories included in the accompanying consolidated balance sheets consist of:

                                            (000's omitted)
                                            ---------------
                                 September 30, 2000      June 30, 2000
                                 ------------------      -------------
      Purchased parts, components
        and supplies                  $ 3,125                $ 2,917
        Work-in-process                 1,283                    619
                                       ------                -------
                                      $ 4,408                $ 3,536
                                       ======                =======


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

      During the three months ended September 30, 2000 and 1999, the Company paid approximately $342,000 and $576,000 for interest, respectively. During the three months ended September 30, 2000 and 1999, the Company paid approximately $1,000 and $10,000 for income taxes, respectively.


NOTE 7 - GOVERNMENT REGULATIONS

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


NOTE 8 - LITIGATION

      On  August 4,  1998,  Beal Bank  filed a notice  of motion  for  summary judgment against Melville Magnetic Resonance Imaging, P.C. ("Melville Magnetic") and the Company. The motion for summary judgment seeks to recover $733,855, plus accrued interest of $221,809 for payment of a bank loan executed by Melville Magnetic and guaranteed by the Company. In April 1999, summary judgment was granted against Melville Magnetic and the Company, as a guarantor on the loan. The court's decision is currently under appeal. Included in accrued liabilities at September 30, 2000 and June 30, 2000 is $650,000 related to this judgment.


NOTE 9 - GAIN ON SALE OF SUBSIDIARY

      In October, 1999, the Company sold the stock of its subsidiary, Medical SNI. Medical SNI, based in Haifa, Israel, designs and develops products for the medical imaging and archiving industry. The effects of the sale include the removal of liabilities of approximately $1.2 million and a pre-tax gain of approximately $1.0 million. The Company has a non-exclusive, perpetual, royalty free worldwide license to use and sublicense the then existing technology.


NOTE 10 -  LICENSE AGREEMENT

      In July of 2000, the Company entered into a license agreement pursuant to which it licensed certain of its intellectual assets on a non-exclusive basis. Renumeration payable to the Company under this agreement is $11,700,000 of which $9,000,000 was received in September of 2000 and the balance is due in January of 2001. The license fee will be recognized as income ratably over the five-year period ending June 30, 2005.


NOTE 11 - SEGMENT AND RELATED INFORMATION

Export Sales:

      The Company's areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 0.0% and 0.0% of consolidated revenues for the three months ended September 30, 2000 and 1999, respectively.

      Effective July 1, 1998, the Company adopted the provisions of SFAS No. 131,"Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 11 - SEGMENT AND RELATED INFORMATION (Continued)

      Summarized financial information concerning the Company's reportable segments is shown for the three months ended September 30, 2000 and 1999 in the following table (in thousands):

                                        2000              1999
 Net revenues:                        -------          -------
   Medical equipment                $   1,618         $  1,635
   Physician practice management        8,768            8,326
   Intersegment eliminations          (   275      )   (   313)
                                      -------          -------
      Total                         $  10,111         $  9,648
                                      =======          =======

 Income (loss) from operations:
   Medical equipment                $  (4,800      )  $ (4,358)
   Physician practice management          801              914
                                      -------          -------
      Total                         $  (3,999      )  $ (3,445)
                                      =======          =======
 Depreciation and amortization:
   Medical equipment                $     542         $    477
   Physician practice management          611              564
                                      -------          -------
      Total                         $   1,153         $  1,041
                                      =======          =======


 Compensatory element of stock issuances:
   Medical equipment                $     524         $     27
   Physician practice management          372               92
                                      -------          -------
      Total                         $     896         $    119
                                      =======          =======
 Capital expenditures:
   Medical equipment                $     478         $    663
   Physician practice management          185              110
                                      -------          -------
      Total                         $     663         $    773
                                      =======          =======


                                        At               At
                                     Sept 30,         June 30,
                                       2000             2000
                                      ------           -------
Identifiable assets:
   Medical equipment                $  52,917         $ 43,046
   Physician practice management       38,877           41,553
                                      -------          -------
      Total                         $  91,794         $ 84,599
                                      =======          =======

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS.

      For the fiscal quarter ended September 30, 2000 (first quarter of fiscal
2001), the Company reported a net loss of $3.9 million on revenues of $10.1 million as compared to a net loss of $3.3 million on revenues of $9.9 million for the first quarter of fiscal 2000.

      The Company operates in two industry segments: the manufacture and servicing of medical (MRI) equipment, the Company's traditional business which is conducted directly by Fonar and physician and diagnostic management services, which is conducted through Fonar's wholly-owned subsidiary, Health Management Corporation of America ("HMCA").

      HMCA income from operations was approximately $800,000 for the first three months of fiscal 2001 compared to income of $914,000 for the first three months of fiscal 2000. The decline in HMCA income was attributable to its operating, selling, general and administrative costs, including start-up costs and expenses related to moving to its new headquarters, relating to the expansion of its business. The results for fiscal 2001 reflected the performance of HMCA's five acquisitions, Dynamic Health Care Management, Inc. ("Dynamic"), A & A Services, Inc. ("A & A"), Central Health Care Management Services LLC ("Central Health"), Affordable Diagnostics, Inc. and its related companies ("Affordable") and Raymond V. Damadian, M.D. MR Scanning Centers Management Company and two related Florida companies ("RVDC"). Dynamic is a management services organization (MSO) managing multi-specialty physician practices in Nassau and Suffolk Counties in New York, A & A is an MSO managing primary care practices in Queens County and Central Health is a multi-specialty MSO in Yonkers, New York. Affordable was engaged in the business of providing management services, office space, equipment and non-medical personnel to diagnostic imaging centers and a physical rehabilitation center. RVDC was engaged in the business of providing management and other services to diagnostic imaging centers

      The income from operations attributable to HMCA (physician and diagnostic management services) was not sufficient to offset the operating loss from the Company's traditional MRI equipment manufacturing and service business ($4.8 million for the first three months of fiscal 2001 and $4.4 million for the first three months of fiscal 2000). Accordingly the Company's consolidated operating loss was $4.0 million for the first three months of fiscal 2001 as compared to an operating loss of $3.4 million for the first three months of fiscal 2000.

      Nevertheless, licensing fees and royalties recognized by the Company's traditional MRI manufacturing and service business increased from $231,000 in the first three months of fiscal 2000 to $627,000 in the first three months of fiscal 2001. Most of the licensing revenue recognized in the first quarter of fiscal 2001 resulted from a technology license agreement executed in the first quarter.

      The principal reason for the Company's operating losses was low product sales volumes while the Company was focused on research and development. Sales revenues attributable to the Company's medical (MRI) equipment business (sales and service) were $257,000 for the first three months of fiscal 2001 as compared to $978,000 for the first three months of fiscal 2000. Costs of revenues attributable to the Company's medical equipment business were $1.3 million for the first quarter of fiscal 2001 and $2.1 million for the first quarter of fiscal 2000.

      The Company's efforts to improve equipment sales volume have emphasized research and development to improve the competitiveness of its products and increased marketing and sales efforts. Research and development expenditures were $1.5 million for the first quarter of fiscal 2001 and $1.6 million for the first quarter of fiscal 2000.

      The Company's Indomitable (TM) (Stand-Up), QUAD (TM) and Fonar-360 (TM) MRI scanners, together with the Company's works-in-progress (Pinnacle (TM)
MRI), are intended to significantly improve the Company's competitive position. In addition, the Company offers a low cost open scanner, the Echo
(TM) MRI, operating at .3 Tesla field strength.

      The Company's Indomitable (TM) scanner, which received clearance to market from the FDA on October 3, 2000, will allow patients to be scanned while standing or reclining. As a result, for the first time, MRI will be able to be used to show abnormalities and injuries under full weight-bearing conditions, particularly the spine and joints. A floor-recessed elevator brings the patient to the height appropriate for the targeted image region. A custom-built adjustable bed will allow patients to sit or lie on their backs, sides or stomachs at any angle. Full-range-of-motion studies of the joints in virtually any direction will be possible, an especially promising feature for sports injuries.

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

      The Fonar 360 has an enlarged room sized magnet in which the magnet frame is incorporated into the floor, ceiling and walls of the scan room. This is made possible by Fonar's patented Iron-Frame(TM) technology which allows the Company's engineers to control, contour and direct the magnet's lines of flux in the patient gap where wanted and almost none outside of the steel of the magnet where not wanted. Physicians and family members are able to actually enter the scanner and approach the patient. In its Open Sky version, the Fonar 360 serves as an open patient friendly scanner which allows 360 degree access to the patient on the scanner bed. The walls can be decorated with panoramic murals and the entire scan room can be decorated to be incorporated into the pictured landscape.

      In its future interventional OR-360 version, the enlarged room sized magnet and 360 degree access to the patient afforded by the Fonar 360 permit full-fledged surgical teams to walk into the magnet and perform surgery on the patient inside the magnet. Most importantly the exceptional quality of the MRI image and its exceptional capacity to exhibit tissue detail on the image, by virtue of the nuclear resonance signal's extraordinary capacity to create image contrast, can then be obtained real time during surgery to guide the surgeon in the surgery. Thus surgical instruments, needles, catheters, endoscopes and the like can be introduced directly into the human body and guided to the malignant lesion by means of the MRI image. The number of inoperable lesions should be greatly reduced by the availability of this new capability. Most importantly treatment can be carried directly to the target tissue.

      The "QUAD" scanners are unique MRI scanners in that four sides are open thus allowing access to the scanning area from four vantage points. The starshaped open design of the QUAD will also make possible a host of new applications, particularly MRI mammography and MRI directed surgery (Interventional MRI). The QUAD (TM) 12000 MRI scanner utilizes a 6000 gauss iron core electromagnet and is accessible from four sides. The QUAD 12000 is the first "open" MRI scanner at high field. The QUAD (TM) 7000 is similar in design to the QUAD 12000 but utilizes a smaller 3,500 gauss electromagnet.

      The Company is also developing a superconductive version of its open iron frame magnets, the "Pinnacle" (TM), and has completed construction of a prototype with a 0.6 Tesla superconductive magnet. The Company's design of its superconductive magnet anticipated the possibility of making its other products available as superconducting magnets. Therefore, it is the Company's objective to make Indomitable (TM) and the Fonar 360 available to FONAR's customers as either iron-frame resistive models or iron-frame superconductive magnets depending on customer preference and pricing.

      The Company has terminated its distributorship agreement with X-Ray Marketing Associates, a national network of independent dealers. The Company intends and is proceeding to build a nationwide internal sales force.

      The Company expects marked demand for its high-field "Open MRI" scanners since image quality increases as a direct proportion to magnetic field strength. The Company anticipates that the variety of its "Open MRI" products will also serve to maximize the appeal of its product line to a wide variety of users. The Company's new scanners provide improved image quality and high speed imaging at costs that are significantly less than the competition and more in keeping with the medical cost reduction demands being made by our national leaders on behalf of the public. In addition, the Company offers a low cost scanner, the Echo, for the particularly cost conscious customers.

      There were no foreign product sales for the first three months of fiscal 2001 or 2000.

      Cash and cash equivalents increased from $11.8 million at June 30, 2000 to $17.7 million at September 30, 2000. Principal uses of cash during the first three months of fiscal 2001 included: capital expenditures of $663,000, repayment of long-term debt of $1.0 million and $3.5 million to fund the losses for the first three months of fiscal 2001. Cash of approximately $9.0 million was provided from licensing fees and $2.0 million was provided from the sale of marketable securities.

      Marketable securities approximated $9.6 million as of September 30, 2000 as compared to $11.5 million as of June 30, 2000. From June 30, 2000 to September 30, 2000 the Company reduced its investments in corporate and government agency bonds from $11.5 million to $9.6 million. The Company had no investments in equity securities or U.S. government obligations at either June 30, 2000 or September 30, 2000.

      Total liabilities increased since June 30, 2000 by approximately $10.1 million to approximately $43.3 million at September 30, 2000. The increase in liabilities from June 30, 2000 is attributable primarily to the advance payment of license fees received by the Company in the first quarter of fiscal 2001 (unearned portion of revenues in the amount of $11.1 million).

      As of September 30, 2000, the Company had no unused credit facilities with banks or financial institutions.

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


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

    There were no material changes in litigation for the first three months of fiscal 2001 from that described in the Company's Form 10-K for the fiscal year ended June 30, 2000.

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

Dated:  November 14, 2000