Form 10-K/A
period 2000-06-30
FONAR CORP
filed 2001-01-26
CIK 355019

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

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.0001 per share
                                (Title of Class)
     ______________________________________________________________________

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                              REASONS FOR AMENDMENT

         The reason for this amendment was to respond to a comment letter issued by the Securities and Exchange Commission in connection with its review of the registration statement filed by Fonar in June 2000. Included among the changes are the following:

         In Item 1, Business, additional discussion of the acquisitions consummated by Fonar's subsidiary Health Management Corporation of America ("HMCA"), the conduct of business by HMCA and governmental regulation affecting the health care industry.

         In  Item  5,  Market  for   Registrant's   Common  Equity  and  Related
Stockholder Matters, specific disclosure that Fonar's stock is traded on the Nasdaq SmallCap market.

         In Item 6, Selected Financial Data, a notation indicating the per share information is both the basic and diluted number.

         In Item 7, Management's Discussion and Analysis of Financial Condition, additional comparative computations, the interest rate on Fonar's credit facility and discussion of the adequacy of the Company's capital resources.

         In Item 8, Financial Statements, Note 2, disclosure that the accounts of certain medical practices managed by HMCA which meet the criteria of Emerging Issues Task Force consensus 97-2 are consolidated with Fonar and its subsidiaries.

         In Item 10, Directors and Executive Officers, the amount of directors' fees to which directors are entitled.

         In Item 13, Certain Relationships and Related Transactions, additional information on certain transactions disclosed.

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

       Full-range-of-motion studies of the joints in virtually any direction will be possible, an especially promising feature for sports injuries. Full range of motion cines, or movies, of the lumbar spine will be achieved under full body weight.

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

       Research and development activities have focused, in large part, on the development of the new Fonar 360 and Indomitable (TM) MRI scanners and the continued development and enhancement of the Company's QUAD MR scanners. The Fonar 360(OR 360 and Open Sky MRI), Indomitable (TM) MRI and QUAD scanners involve significant software and hardware development as the new products represented entirely new hardware design and architecture requiring a complete new operating software system. The Company's research activity includes developing a multitude of new features for the QUAD series scanners made possible by the QUAD's high speed processing power.

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

       The fourth completed acquisition, consummated effective March 20, 1998, was the acquisition of A & A Services, Inc. ("A & A Services"), an MSO managing four primary care practices in Queens County, New York. A & A Services provides the practices with management services, office space, equipment, repair and maintenance service for the equipment and clerical and other non medical personnel. The office locations for the practices are located in Woodhaven, Richmond Hill, Corona and Ridgewood in Queens County, New York and account for over 40,000 primary care patient visits per year. The assets owned by A&A Services included medical and office equipment and office furnishings. The purchase price for A&A was $10 million, $4 million of which was paid in cash at closing and $6 million of which is payable pursuant to promissory notes over a total of six years from closing. The notes are secured by the assets of the acquired businesses as of the date of the acquisition. Additional consideration is payable if net income for the acquired business exceeds $2.3 in any of the five years following the closing as follows: in each year, 75% of net income between $2.3 million and $2.8 million; 50% of net income between $2.8 million and $3.5 million and 25% of net income in excess of $3.5 million.

       The fifth completed acquisition, consummated effective August 20, 1998, was the acquisition of Dynamic Health Care Management, Inc. ("Dynamic"). Dynamic is an MSO which manages three physician practices in Nassau and Suffolk Counties on Long Island, New York. The office locations for these practices are in Bellmore and Hempstead in Nassau County and Deer Park in Suffolk County and account for approximately 85,000 patient visits per year. The assets of Dynamic included therapy and rehabilitation equipment, office equipment and office furnishings. The purchase price for Dynamic was $11,576,231, consisting of $2.0 million in cash and the balance payable pursuant to promissory notes over an aggregate period of five years from the closing. The notes are secured by the assets of the acquired business as of the date of the acquisition.

HMCA GROWTH STRATEGY

       In addition to purchasing management companies, HMCA may also pursue acquisitions in which HMCA would purchase the assets of physicians' practices. Simultaneously with the acquisition of the assets, HMCA would enter into agreements with the physicians (or a professional corporation employing the physicians) pursuant to which HMCA would lease the use of the assets and provide management services to the physicians or their professional corporations. The professional corporation could be either affiliated with HMCA or owned by the selling physicians.

       HMCA believes that there are numerous existing medical practices that could benefit from improved management techniques which would allow the physicians to spend more time treating patients (thereby increasing their revenue) and less time being concerned with the day to day tasks of managing the business. Although the disadvantages to physicians would be the increased administrative costs in the form of management fees payable to HMCA, and the lack of direct accountability of the nonprofessional staff to the physicians, the Company believes the ability of the physicians to spend more time practicing medicine will more than compensate for these disadvantages.

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

       In the case of contracts with the MRI facilities, fees are charged by HMCA based on the number of procedures performed. In the case of the physical rehabilitation and medical practices, flat fees are charged on a monthly basis. Fees are subject to adjustment on an annual basis, but must be based on mutual agreement. Only one medical practice, located in Florida where the corporate practice of medicine is permitted, is owned by HMCA.


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

GOVERNMENT REGULATION APPLICABLE TO HMCA

       Various States prohibit business corporations from practicing medicine. Various States also prohibit the sharing of professional fees or fee splitting. Consequently, HMCA leases space and equipment to clients and provides clients with a range of non-medical administrative and managerial services for agreed upon fees. HMCA does not engage in the practice of medicine or establish standards of medical practice or policies for its clients in any such State.

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

       Under the federal Anti-kickback statute, which is applicable to Medicare and Medicaid, it is illegal, among other things, for a provider MRI services to pay or offer money or other consideration to induce the referral of MRI scans. Neither HMCA nor its clients engage in this practice.

       In addition to the federal self-referral law and federal Anti-kickback statute, many States, including those in which HMCA and its clients operate, have their own versions of self-referral and anti-kickback laws. These laws are not limited in their applicability, as are the federal laws, to specific programs. HMCA believes that it and its clients are in compliance with these laws.

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

       HMCA believes that it and its clients are in compliance with applicable Federal, State and local laws. HMCA does not believe that such laws will have any material effect on its business.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                None.


                                     Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's Common Stock is traded in the Nasdaq SmallCap market under the National Association of Securities Dealers Automated Quotation System ("NASDAQ") symbol FONR. The following table sets forth the high and low bid and asked prices reported in NASDAQ System for the periods shown. The prices represent quotations between dealers and do not include certain mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

              Fiscal Quarter
                                            Bid             Ask
                                        High   Low      High   Low
                                        ----   ----     ----   -----
July     -  September            1997   3.87   2.72     3.94   2.75
October  -  December             1997   4.03   2.63     4.06   2.66
January  -  March                1998   3.03   2.38     3.13   2.41
April    -  June                 1998   2.72   1.94     2.75   2.00
July     -  September            1998   2.47   1.25     2.50   1.31
October  -  December             1998   1.97   0.97     2.00   1.00
January  -  March                1999   1.72   1.19     1.78   1.22
April    -  June                 1999   1.41   1.03     1.50   1.09
July     -  September            1999   1.16   0.91     1.16   0.94
October  -  December             1999   3.19   0.69     3.25   0.72
January  -  March                2000   4.91   1.63     4.94   1.66
April    -  June                 2000   3.31   1.00     4.00   1.50
July     -  September 25         2000   3.44   1.50     3.47   1.81

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


STATEMENT OF
OPERATIONS
                                 As of, or For the Period Ended June 30,

                      2000           1999            1998          1997           1996
                  -----------    -----------    ------------   -----------    -----------
Revenues          $39,073,797    $36,945,044    $ 27,554,357   $17,633,066    $13,915,725

Cost of           $30,431,069    $29,391,682    $ 23,841,844   $18,428,574    $14,417,384
revenues

Research and       $5,532,325    $ 6,647,555    $  6,506,995   $ 3,928,035   $  3,607,703
Development
Expenses

Net Income
(loss)           $(10,955,987)  $(14,215,763)   $ (5,653,086)  $56,068,771   $(11,407,444)

Basic and Diluted
Net income
(loss) per           $   (.17)      $   (.22)       $   (.09)     $   1.00       $   (.22)
common share

Weighted           66,304,716     64,071,151      61,175,986    56,097,965     51,516,470
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


RESULTS OF OPERATIONS. FISCAL 2000 COMPARED TO FISCAL 1999

       In fiscal 2000, the Company experienced a net loss of $11.0 million on revenues of $39.1 million as compared to net loss of $14.2 million on revenues of $36.9 million for fiscal 1999. This represents a decrease in the net loss of 22.5% and an increase in revenues of 6%.

       Revenues   attributable   to  the  Company's   physician  and  diagnostic
management services segment (HMCA) increased by 8.6% to $34.0 million in fiscal 2000 from $31.3 million in fiscal 1999.

       Operating income of $2.5 million was recognized from the Company's physician and diagnostic management services in fiscal 2000, as compared to an operating income of $3.1 million in fiscal 1999, representing a decrease of 19.4%.

       Revenues attributable to the Company's medical equipment segment declined by 4.6% to $6.2 million in fiscal 2000 from $6.5 million in fiscal 1999, reflecting lower sales volume in fiscal 2000.

       Results of operations for the medical equipment segment declined by 1.1% from a loss of $18.7 million in fiscal 1999 to a loss of $18.9 million in fiscal 2000.

       The Company's consolidated operating loss increased by 5.1% to a loss of $16.4 million for fiscal 2000 from a loss of $15.6 million for fiscal 1999, a further improvement from the operating loss of $17.6 million for fiscal 1998.

       Other income of $1.0 million (principally the net proceeds from the Company's patent enforcement lawsuits) and investment income of $2.1 million were recognized by the Company in fiscal 1999 as compared to other income of approximately $5.6 million (principally the net proceeds from the Company's patent enforcement lawsuits) and investment income of $1.9 million in fiscal 2000. This represents an increase of 460% in other income and a decrease of 9.5% in investment income.

       Costs of revenues and expenses increased by 5.5% from $52.6 million in fiscal 1999 to $55.5 million in fiscal 2000, reflecting principally the expansion of the Company's physician and diagnostic management services operations.

       Costs of revenue and expenses for the Company's physician and diagnostic management services increased by 8.3% to $23.6 million in fiscal 2000 from $21.8 million in fiscal 1999.

       Research and development expenses decreased by 16.7% to $5.5 million in fiscal 2000 as compared to $6.6 million in fiscal 1999.

       Overall, costs of revenues and expenses for the Company's medical equipment segment, however, declined by 3.2% to $24.3 million in fiscal 2000 from $25.1 million in fiscal 1999.

       This reflects reductions of 10.2% in costs of product sales from $4.4 million in fiscal 2000 to $4.9 million in fiscal 1999.

       This also reflects an increase of 13% in general and administrative expenses to $8.7 million in fiscal 2000 from$7.7 million in fiscal 1999.

       Costs of revenue declined by 16.8% to $7.9 million in fiscal 2000 as compared to $9.5 million in fiscal 1999.

       Revenues generated by sales of QUAD MRI scanners increased by 23% from $2.6 million (7% of total revenues) in fiscal 1999 to $3.2 million (8.4% of total revenues) in fiscal 2000. Revenues attributable to sales of the Company's Ultimate scanners during the same period were $0.00.

       Sales of Beta scanners were $430,000 in fiscal 1999 (approximately 1% of total revenues) and $84,255 (approximately 0.2% of total revenues) in fiscal 2000. These represented the sale of refurbished equipment, as the company no longer manufactures Beta scanners.

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

       Notwithstanding the Company's increased manufacturing activities, revenues attributable to the Company's medical equipment segment declined by
4.6% to approximately $6.2 million in fiscal 2000 from approximately $6.5 million in fiscal 1999. These trends reflected a decline in service revenue of 26.1% from $2.3 million in fiscal 1999 to $1.7 million in fiscal 2000 and a constant level in product sales in fiscal 2000 ($3.4 million) from fiscal 1999 ($3.4 million). The decline in service revenue reflects the retirement of old scanners by the Company's customers. The Company does not expect the decline in revenue to continue. The Company is enthusiastic about the future of its FONAR 360 product line and Indomitable(TM) scanners which will bring a new plateau of "openness" to diagnostic MRI and a new frontier in surgery for performing surgical treatments using MRI images to guide surgery.

       Continuing its tradition as the originator of MRI, the Company remained committed to maintaining its position as the leading innovator of the industry through aggressive investing in research and development. In fiscal 2000 the Company continued its investment in the development of its new MRI scanners, together with software and upgrades, with an investment of $5,893,648 in research and development ($361,323 of which was capitalized) as compared to $6,647,555 (none of which was capitalized) in fiscal 1999. The research and development expenditure was approximately 116.7% of revenues attributable to the Company's medical equipment segment (and 15.1% of total revenues) in 2000 and $102% of medical equipment segment revenues in 1999 (and 18% of total revenues). This represented a decline of approximately 10.6% in research and development expenses from fiscal 1999 to fiscal 2000.

       The Company has continued its efforts to increase scanner sales in foreign countries as well as domestically. Based on sales to date, further indications of interest, meetings, sales trips abroad and negotiations, the Company is optimistic that foreign sales will prove a significant source of revenue.

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

       During the fiscal year ended June 30, 2000, the Company realized income of approximately $5.6 million from the settlement of various legal disputes (essentially its patent infringement actions) as compared to approximately $1.0 million in fiscal 1999. This represented an increase of 460%.


RESULTS OF OPERATIONS. FISCAL 1999 COMPARED TO FISCAL 1998

       In fiscal 1999, the Company experienced a net loss of $14.2 million on revenues of $36.9 million as compared to a net loss of $5.7 million on revenues of $27.6 million for fiscal 1998. This represented an increase in the net loss of 149% and an increase in revenues of 33.7%.

       As a result of HMCA's acquisitions, revenues attributable to the Company's physician and diagnostic management services segment (HMCA) increased dramatically, to $31.3 million in fiscal 1999 from $21.1 million in fiscal 1998, representing an increase of 48.3%.

       Operating income of $3.1 million was recognized from the Company's physician and diagnostic management services in fiscal 1999, as compared to income of $2.7 million in fiscal 1998, representing an increase of 14.8%.

       Revenues attributable to the Company's medical equipment segment declined by 16.7% to $6.5 million in fiscal 1999 from $7.8 million in fiscal 1998, reflecting lower sales volume in fiscal 1999.

       Results of operations for the medical equipment segment improved, however, from a loss of $20.3 million in fiscal 1998 to a loss of $18.7 million in fiscal 1999, representing a 7.9% improvement.

       Other income of $8.6 million (principally the net proceeds from the Company's patent enforcement lawsuits) and investment income of $3.7 million were recognized by the Company in fiscal 1998 as compared to other income of $1.0 million (principally the net proceeds from the Company's patent enforcement lawsuits) and investment income of $2.1 million in fiscal 1999, representing a decline of 88.4% in other income and 43.2% in investment income.

       Costs of revenues and expenses increased by 16.6% from $45.1 million in fiscal 1998 to $52.6 million in fiscal 1999, reflecting the expansion of the Company's physician and diagnostic management services operations and an increase in research and development in the medical equipment segment.

       Costs of revenue and expenses for the Company's physician and diagnostic management services increased by 59.1% to $21.8 million in fiscal 1999 from $13.7 million in fiscal 1998.

       Research and development expenses increased by 1.5% to $6.6 million in fiscal 1999 as compared to $6.5 million in fiscal 1998.

       Overall, costs of revenues and expenses for the Company's medical equipment segment, however, declined by 10.7% to $25.1 million in fiscal 1999 from $28.1 million in fiscal 1998 reflecting, most significantly, a decrease in costs of product sales of 37.2% to $4.9 million in fiscal 1999 as compared to $7.8 million in fiscal 1998.

       Revenues generated by sales of QUAD MRI scanners were $4.1 million (approximately 15% of total revenues) in fiscal 1998 and $2.6 million (7% of total revenues) in fiscal 1999,representing a decrease of 36.6%. Revenues attributable to sales of the Company's Ultimate scanners during the same period were $0.00.

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

       Notwithstanding the Company's increased manufacturing activities, revenues attributable to the Company's medical equipment segment declined by
16.7% to approximately $6.5 million in fiscal 1999 from approximately $7.8 million in fiscal 1998. This trend reflected a decline in service revenue of 8% from $2.5 million in fiscal 1998 to $2.3 million in fiscal 1999 and a decrease of 12.8% in product sales in fiscal 1999 to $3.4 million from $3.9 million from fiscal 1998.

       In fiscal 1999 the Company continued its investment in the development of its new MRI scanners, together with software and upgrades, with an investment of $6,647,555 in research and development as compared to $6,506,995 in fiscal 1998. None of these expenditures were capitalized. The research and development expenditure was approximately 102% of revenues attributable to the Company's medical equipment segment and 18% of total revenues in 1999 and $83.3% of medical equipment segment revenues and 23.6% of total revenues in fiscal 1998.

       During the fiscal year ended June 30, 1999, the Company realized income of approximately $1.0 million from the settlement of various legal disputes, which were essentially its patent infringement actions, as compared to approximately $8.6 million in fiscal 1998.


LIQUIDITY AND CAPITAL RESOURCES

       Cash, cash equivalents and marketable securities declined by 34.2% from $35.4 million at June 30, 1999 to $23.3 million at June 30, 2000. Principal uses of cash during fiscal 2000 included capital expenditures of $2.8 million, repayment of indebtedness and capital lease obligations in the amount of $3.8 million, purchase of treasury stock of $79,000 and $4.7 million to fund the losses for the fiscal year.

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

       Cash provided by investing activities for fiscal 2000 approximated $5.5 million. The principal source of cash from investing activities during fiscal 2000 consisted of the proceeds from the sale of marketable securities of $8.6 million less expenditures for property and equipment of approximately $2.8 million.

       Cash used in financing activities for fiscal 2000 approximated $4.1 million. The principal uses of cash in financing activities during fiscal 2000 consisted of repayment of principal on long-term debt of approximately $3.8 million.

       Total liabilities decreased since June 30, 1999 by approximately $5.0 million, or 13.1% to approximately $33.3 million at June 30, 2000. The decrease in liabilities from June 30, 1999 was attributable to a reduction of approximately $5.6 million in long-term debt.

       As at June 30, 2000, the Company's past due obligations consisted of approximately $643,534 in past due taxes (various state taxes). The Company is seeking to enter into payment plans with taxing authorities with respect to past due taxes and to restructure its other past due indebtedness.

       As of June 30, 2000, the Company had a bank credit facility of $5,000,000. The unused portion of the facility was approximately $863,000. The interest on loans made under the facility is either the bank's prime rate, as in effect from time to time or 0.5% plus the bank's cost of funds rate, as selected by Fonar when the loan is made.

       The Company's business plan currently includes an aggressive program for manufacturing and selling its new line of scanners. In addition the Company plans, through its subsidiary, Health Management Corporation of America, to develop and expand its physician and diagnostic management services) business (See "Description of Business").

       As at June 30, 2000, the Company had current assets of $42.8 million and current liabilities of $18.4 million, resulting in working capital of $24.4 million. The Company believes that these resources alone provide an adequate reserve to fund its operations for the short to medium term. For the long term, the Company will need to rely on income generated by sales of its MRI products and the continued profitability of HMCA.

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

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ---------------------------

The consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships and certain medical practices which meet the criteria of the Emerging Issues Task Force ("EITF") consensus no. 97-2. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE 11 - CAPITAL STOCK (Continued)

Stock Bonus Plans
-----------------

On May 9, 1997 and April 1, 1995, the Board of Directors adopted Stock Bonus Plans. Under the terms of the Plans, 5,000,000 shares of common stock were reserved for issuance and stock bonuses may be awarded no later than May 8, 2007 for the 1997 Plan and March 31, 2005 for the 1995 Plan. During fiscal 2000, 1999 and 1998, 2,148,429, 826,359 and 849,205 shares, respectively, were issued under the stock bonus plans, of which 234,677, 161,180 and 4,300 shares, respectively, were charged to operations as compensation expense, 490,000, 463,161 and 621,875 shares, respectively, were issued in settlement of liabilities, 19,332, -0- and 10,600 shares, respectively, were issued in exchange for notes, 1,403,420, 202,018 and 223,030 shares, respectively, were issued in connection with consulting agreements, and 1,000, -0- and -0-shares, respectively, were issued upon conversion of Class B to Class A common stock.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements
---------------------

On March 20, 1998, a consolidated affiliate of HMCA entered into two employment agreements with the former owners of A&A. Each agreement provides for a base annual salary of $150,000 for the first five years and $315,000 per annum for each year thereafter and shall be increased by 5% per annum up to a minimum base salary of $500,000 per annum. Additionally, each agreement provides for a bonus commencing in the sixth year of the contract, contingent upon meeting certain thresholds of net income. The employment agreements expire fifteen years from March 20, 1998.

On August 20, 1998, a wholly-owned subsidiary of HMCA entered into two employment agreements with the former owners of Dynamic. Each agreement provides for base compensation of $150,000 during the first year with annual cost of living increases for the vefirst five years. Each agreement also provides for an increase in base compensation of $100,000 per annum commencing in the sixth year. In addition, the agreements provide for bonus compensation contingent upon pretax earnings of Dynamic. The employment agreements expire ten years from August 20, 1998.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.

                                     None.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors serve from the date of their election until the next annual meeting of stockholders and until their successors are elected and qualify. With the exception of Dr. Raymond V. Damadian, who does not receive any fees for serving as a director, each director receives $20,000 per annum for his or her service as a director. Officers serve at the discretion of the Board of Directors.

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

I.  SUMMARY COMPENSATION TABLE

                                                                Long Term Compensation
                                                      ----------------------------------------
                Annual Compensation                         Awards                 Payouts
-------------------------------------------------     -------------------     ----------------
  (a)           (b)       (c)       (d)    (e)           (f)        (g)        (h)       (i)
  Name                                    Other                                          All
  and                                     Annual      Restricted                        Other
Principal                                 Compen-      Stock      Options     LTIP     Compen-
Position                 Salary    Bonus  sation       Award(s)     SARs      Payouts   sation
   2           Year       ($)       ($)     ($)          ($)        (#)        ($)       ($)
----------     ----    ----------  -----  -------     ----------  -------     -------  -------
Raymond V.     2000    $86,799.97   -       -           -            -         -          -
Damadian,      1999    $86,799.96   -       -           -            -         -          -
President      1998    $84,218.10   -       -           -            -         -          -
& CEO



II.  OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                              Potential
                                                              Realizable
                                                           Value at Assumed
                                                             Annual Rates      Alternative
                                                            of Stock Price     to (f) and
                                                           Appreciation for    (g): Grant
                   Individual Grants                         Option Term       Date  Value
-------------------------------------------------------    ----------------    -----------
(a)           (b)         (c)       (d)         (e)          (f)      (g)         (h)
                      % of Total
                       Options/
                         SARs
            Options/  Granted to  Excercise                                      Grant
              SARs    Employees    or Base                                        Date
            Granted   in Fiscal     Price    Expiration                         Present
Name          (#)       Year       ($/Sh)       Date       5% ($)   10% ($)      Value $
----------  --------  ----------  ---------  ----------    ------   -------    -----------
Raymond V.
Damadian,       0         -           -           -           -       -            -
President
& CEO


III.  OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE


Aggregated  Options/SAR  Exercises in Last Fiscal Year, and FY-End  Option/Sar
Value

---------     --------     --------     ------------     --------------------
(a)              (b)         (c)           (d)                (e)
               Shares       Value       Number of        Value of Unexercised
Name          Acquired     Realized     Unexercised      In-the-Money
                 on          ($)        Options/SARs     Options/SARs at
              Exercise                  at FY-End (#)    FY-End ($)
                (#)
                                        Exercisable/      Exercisable/
                                        Unexercisable     Unexercisable
----------   ---------     --------     -------------    --------------------

Raymond V.       0            -              0                 -
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

ACQUISITION OF RVDC.

     Effective  June  30,  1997,  FONAR's  wholly-owned   subsidiary,   Health
Management  Corporation of America  ("HMCA"),  formerly  known as U.S.  Health
Management  Corporation,  acquired  RVDC by  purchasing  all of the issued and outstanding  shares of RVDC from Dr.  Damadian for 10,000 shares of the Common
Stock of FONAR. The transactions can be rescinded by Dr. Damadian, however, in the event of a change of control in FONAR or the bankruptcy of FONAR. There is no time limit on the right to rescind.  In  connection  with the  transaction,
FONAR granted RVDC a nonexclusive  royalty free license to FONAR's patents and software.  These  licenses  may be  terminated  by FONAR  in the  event of the bankruptcy of RVDC or a change in control of RVDC.

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

     During the fiscal year ended June 30, 2000 the net revenues received by HMCA from the Centers owned by Dr. Damadian were approximately $17.2 million.

     Effective December 1, 1993, one of the Centers, Albany Magnetic Resonance
Imaging, P.C. (the "Albany Center"), a Georgia professional corporation of which Raymond V. Damadian is the sole shareholder, director and President, purchased the scanner being utilized at its site from the Company for a purchase price of $1,128,844, which in Fonar's opinion represented a fair market price based on sales of like equipment by Fonar to its customers. Of the purchase price, $574,077 was paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner. Such indebtedness to the lender was retired pursuant to a new equipment finance lease between the lender and the Albany Center, guaranteed by the Company, providing for 18 monthly payments of $35,000 each. Following payment of the lease, the remaining $554,767 of the purchase price due to the Company was required to be paid pursuant to a promissory note, with interest at 10% per annum, over an 18 month term (17 payments of $35,000 each and one final payment of $2,454.08).
In June, 1997, the payment terms for the outstanding balance of $344,766 were restructured to provide for 60 equal monthly payments (including interest at the rate of 10% per annum) of $7,325.27 each commencing July, 1997.

     Effective  December 1, 1993,  Daytona Beach Magnetic  Resonance  Imaging,
P.A. (the "Daytona Beach Center"), a Florida professional association of which
Raymond V. Damadian is the sole shareholder, director and President, purchased the scanner being utilized at its site from the Company for a purchase price of $1,416,717, which in Fonar's opinion represented a fair market price based on sales of like equipment by Fonar to its customers. Of the purchase price, $328,044 was paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner. Such indebtedness to the lender was retired pursuant to a new equipment finance lease between the lender and the Daytona Beach Center, guaranteed by the Company, providing for 18 monthly payments of $20,000 each. The remaining $1,088,673 of the purchase price due to the Company was required to be paid pursuant to a promissory note, with interest at 10% per annum. In May, 1999, the payment terms for the outstanding balance of $1,001,507 were restructured to provide for 84 equal monthly payments (including interest at the rate of 10% per annum) of $16,626.20 each commencing May 1999.

     On June 30, 1994, Melville MRI, P.C. (the "Melville Center"), a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President, purchased the scanner being utilized at its site from the Company for a purchase price of $1,011,431.12, which in Fonar's opinion represented a fair market price based on sales of like equipment by Fonar to its customers. Of the purchase price, $900,000 is to be paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner pursuant to a note bearing interest at 14% per annum and providing for 60 monthly payments of $20,700 each. The remaining $111,431.12 of the purchase price was to be paid concurrently with the payments to the lender. The payment terms for the principal balance, plus accrued interest (in the aggregate amount of $139,290) were restructured to provide for 60 equal monthly payments
(including interest at the rate of 10% per annum) of $2,959.50 each commencing
July, 1998.

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

     21. Subsidiaries of the Registrant. See Exhibits.


SIGNATURES

     Pursuant to the  requirements  of Section 13 or 15 (d) of the  Securities
Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FONAR CORPORATION

Dated:  January 26, 2001

                               By: /s/ Raymond Damadian
                               Raymond V. Damadian, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                   Title                    Date

/s/ Raymond Damadian       Chairman of the            January 26, 2001
Raymond V. Damadian        Board of Directors,
                           President and a
                           Director (Principal
                           Executive Officer)

/s/ Claudette J.V. Chan  Director            January 26, 2001
Claudette J.V. Chan


/s/ Robert J. Janoff     Director            January 26, 2001
Robert J. Janoff

/s/ Charles N. O'Data    Director            January 26, 2001
Charles N. O'Data

