Form 10-Q
period 2000-12-31
FONAR CORP
filed 2001-02-14
CIK 355019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 2000             Commission File Number 0-10248



                                FONAR CORPORATION
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               DELAWARE                          11-2464137
  --------------------------------    ------------------------------------
  (State or other jurisdiction of     (I.R.S. Employer Identification No.)
  incorporation or organization)



  110 Marcus Drive     Melville, New York                 11747
  ------------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)



  Registrant's telephone number, including area code:     (631)  694-2929
                                                         ------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES X    NO
                                               ---     ---


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Class                     Outstanding at December 31, 2000
- --------------------------------    ---------------------------------------
Common Stock, par value $.0001                      57,543,946
Class B Common Stock, par value $.0001                   4,211
Class C Common Stock, par value $.0001               9,562,824
Class A Preferred Stock, par value $.0001            7,836,286

FONAR CORPORATION AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION                                  PAGE


Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - December 31, 2000
     and June 30, 2000

   Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2000 and
     December 31, 1999

   Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 2000 and
     December 31, 1999

   Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2000 and
     December 31, 1999

   Condensed Consolidated Statements of Comprehensive
     Income (Loss) for the Six Months Ended December 31, 2000
     and December 31, 1999


   Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


PART II - OTHER INFORMATION

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                               December 31,   June 30,
                                                          2000        2000
                                                      (UNAUDITED)
Current Assets:                                      -----------    -------
  Cash and cash equivalents                              $13,780    $11,811

  Marketable securities                                    9,775     11,484

  Accounts receivable - net                               14,533     14,389

  Receivable from license agreement                        2,700          -

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                     273        968

  Inventories                                              5,006      3,536

  Investment in sales-type lease w/related party             121         58

  Prepaid expenses and other current assets                  481        604
                                                          ------     ------
        Total current assets                              46,669     42,850
                                                          ------     ------

Restricted cash                                            5,000      5,000

Property and equipment - net                              10,849     11,227

Advances and notes to affiliates and related parties- net  1,119      1,159

Investment in sales-type lease w/related party             1,693        873

Notes receivable - net                                       506        501

Excess of cost over net assets of businesses acquired-net 21,048     21,657

Other intangible assets - net                                943      1,036

Other assets                                                 294        296
                                                        --------   --------
                                                        $ 88,121   $ 84,599
                                                        ========   ========

 See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

                                                     December 31,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2000         2000
                                                      (UNAUDITED)
Current Liabilities:                                  ----------   --------
  Current portion of debt and capital leases             $ 6,981    $ 6,225
  Accounts payable                                         2,276      1,739
  Other current liabilities                                8,102      8,967
  Customer advances                                          157        582
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                        119          -
  Income taxes payable                                       877        897
                                                          ------     ------
      Total current liabilities                           18,512     18,410

Long-term debt and capital lease obligations
   less current portion                                   12,295     14,744
Unearned revenue - license fee                            10,530          -
Other non-current liabilities                                138        138
                                                          ------     ------
      Total liabilities                                   41,475     33,292
                                                          ------     ------
Minority interest                                              6         22
                                                          ------     ------
Commitments and contingencies                                  -          -

STOCKHOLDERS' EQUITY

Common Stock $.0001 par value; 60,000,000
shares authorized; 57,543,946 issued and outstanding
at December 31 and 56,315,471 at June 30, 2000                 6          6

Class B Common Stock $ .0001 par value; 4,000,000
shares authorized, (10 votes per share), 4,211 issued
and outstanding at December 31 and at June 30, 2000            -          -

Class C Common Stock $.0001 par value;  10,000,000
shares authorized,  (25 votes per share), 9,562,824 issued
and outstanding at December 31 and at June 30, 2000            1          1

Class A non-voting Preferred Stock $.0001 par value;
8,000,000 authorized, 7,836,286 issued and outstanding
at December 31 and at June 30, 2000                            1          1

Paid-in capital in excess of par value                   100,970     98,581
Accumulated other comprehensive income                   (    38)   (   265)
Accumulated deficit                                      (51,738)   (44,817)
Notes receivable - stockholders                          ( 1,040)   ( 1,338)
Unearned compensation                                    (   847)   (   213)
Treasury stock - 299,264 shares of common stock
  at December 31 and 289,264 at June 30, 2000            (   675)   (   671)
                                                         -------    -------
      Total stockholders' equity                          46,640     51,285
                                                         -------    -------
      Total liabilities and stockholders' equity        $ 88,121   $ 84,599
                                                         =======    =======

    See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                  FOR THE THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                      ---------------------
                                                          2000       1999
REVENUES                                                --------   --------
  Product sales - net                                    $   995    $   832
  Service and repair fees - net                              464        493
  Scanning and management fees - net                       8,896      8,176
  License fees and royalties                                 627        489
                                                         -------    -------
     Total Revenues - Net                                 10,982      9,990
                                                         -------    -------
COSTS OF REVENUES:
  Cost of product sales                                    1,180      1,191
  Cost of service and repair fees                            545        881
  Cost of scanning and management fees - net               5,977      5,796
  Research and development expenses                        1,516      1,453
  Selling, general and administrative expenses             4,780      4,089
  Provision for bad debt                                       -          -
  Compensatory element of stock issuances                    637        111
  Amortization of excess of cost over assets acquired        305        305
                                                         -------    -------
     Total Costs and Expenses                             14,940     13,826
                                                         -------    -------
Loss From Operations                                     ( 3,958)   ( 3,836)

Interest Expense                                         (   315)   (   392)

Interest Income                                              543        533

Gain on sale of subsidiary/partnership interest              750      1,022

Other income (expense)                                        38         70
                                                          ------    -------
Loss before provision for taxes and
 minority interest                                       ( 2,942)   ( 2,603)

Provision for income taxes                                     7          6
                                                         -------    -------
Loss before minority interest                            ( 2,949)   ( 2,609)

Minority interest in net (income) loss
 of subsidiary and partnership                           (    65)   (    55)
                                                         -------    -------
NET LOSS                                                $( 3,014)  $( 2,664)
                                                         =======    =======


Basic and diluted Net Loss per share                      $(.04)      $(.04)
                                                          ======     ======

Weighted average number of shares outstanding             68,273     66,471
                                                          ======     ======


See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                    FOR THE SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                     ---------------------
                                                          2000       1999
REVENUES                                                --------   --------
  Product sales - net                                    $ 1,252    $ 1,810
  Service and repair fees - net                              923        837
  Scanning and management fees - net                      17,664     16,502
  License fees and royalties                               1,254        720
                                                        --------   --------
     Total Revenues - Net                                 21,093     19,869
                                                        --------   --------
COSTS OF REVENUES:
  Cost of product sales                                    1,815      2,433
  Cost of service and repair fees                          1,217      1,788
  Cost of scanning and management fees - net              11,631     11,329
  Research and development expenses                        3,028      3,015
  Selling, general and administrative expenses             9,218      7,515
  Provision for bad debt                                       -          -
  Compensatory element of stock issuances                  1,533        230
  Amortization of excess of cost over assets acquired        609        609
                                                        --------   --------
     Total Costs and Expenses                             29,051     26,919
                                                        --------   --------
Loss From Operations                                     ( 7,958)   ( 7,050)

Interest Expense                                         (   594)   (   993)

Interest Income                                            1,003      1,089

Gain on sale of subsidiary/partnership interest              750      1,022

Other income (expense)                                        60         55
                                                          ------    -------
Loss before provision for taxes and
 minority interest                                       ( 6,739)   ( 5,877)

Provision for income taxes                                    14         11
                                                         -------    -------
Loss before minority interest                            ( 6,753)   ( 5,888)

Minority interest in net (income) loss
 of subsidiary and partnership                           (   168)   (   119)
                                                         -------    -------
NET LOSS                                                $( 6,921)  $( 6,007)
                                                         =======    =======


Basic and diluted Net Loss per share                      $(.10)     $(.09)
                                                          ======     ======

Weighted average number of shares outstanding             68,273     66,471
                                                          ======     ======

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                      FOR THE SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                          -----------------
                                                           2000       1999
                                                          ------     ------
Cash Flows from Operating Activities
 Net Loss                                               $( 6,921)  $( 6,007)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest in net income (loss)                   168        119
    Depreciation and amortization                          2,323      2,100
    Imputed interest on deferred payment obligation            -        210
    Gain on sale of subsidiary/partnership interest            -    ( 1,022)
    Compensatory and fee element of stock issuances        1,533        230
    Stock issued in settlement of current liabilities        237        293
    Amortization of unearned license revenue             ( 1,170)         -
    License fee                                            9,000          -
    (Increase) decrease in operating assets, net:
       Accounts and notes receivable                     (   149)   ( 1,908)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                   695        397
       Inventories                                       ( 1,470)       807
       Prepaid expenses and other current assets             123        212
       Other assets                                            2    (     3)
       Receivables and advances to affiliates and
         related parties                                      40        174
       Investment in sales-type lease w/related party    (   883)         -
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                      537    (   623)
       Other current liabilities                         (   602)   (   354)
       Customer advances                                 (   425)         7
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                   119          -
       Other liabilities                                       -          4
                                                          ------     ------
Net cash provided by (used in) operating activities        3,157    ( 5,364)
                                                          ------     ------

Cash Flows from Investing Activities:
  Reduction in marketable securities                       1,936        808
  Purchases of property and equipment - net              ( 1,243)   ( 1,199)
                                                          ------     ------
Net cash provided by (used in) investing activities          693    (   391)
                                                          ------     ------

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                     FOR THE SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                         -----------------
                                                           2000       1999
                                                         -------    -------
 Cash Flows from Financing Activities:
  Distribution to minority interest                      (   184)   (   166)
  Repayment of borrowings and capital
    lease obligations                                    ( 1,693)   ( 2,102)
  Purchase of treasury stock                             (     4)   (    79)
                                                          ------     ------
  Net cash used by financing activities                  ( 1,881)   ( 2,347)
                                                          ------     ------

Increase (Decrease) in Cash                                1,969    ( 8,102)

Cash at beginning of period                               11,811     15,176
                                                          ------     ------
Cash at end of period                                    $13,780    $ 7,074
                                                         =======    =======

See accompanying notes to consolidated financial statements (unaudited).


FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(000'S OMITTED)


                                                     FOR THE SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                         -----------------
                                                           2000       1999
                                                          ------     ------
Net loss                                                 $(6,921)   $(6,007)

Other comprehensive income, net of tax:
    Unrealized gains (losses) on securities,
      net of tax                                             227     (  121)
                                                          -------    -------
Total comprehensive loss                                 $(6,694)   $(6,128)
                                                         =======    =======

See accompanying notes to consolidated financial statements (unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

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


                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

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

      Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At December 31, 2000, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in comprehensive income. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated Statement of Operations.

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

     Cash and Cash Equivalents
     -------------------------

      The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents. At December 31, 2000, the Company had cash deposits of approximately $12.8 million in excess of federally insured limits.

     Restricted Cash
     ---------------

      At December 31, 2000, $5,000,000 of cash was pledged as collateral on an outstanding bank loan and was classified as restricted cash on the balance sheet.

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

     Fair Value of Financial Instruments
     -----------------------------------

      The financial statements include various estimated fair value information at December 31, 2000 and June 30, 2000, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial
Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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


                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

NOTE 3  - MARKETABLE SECURITIES
          ---------------------

 The following is a summary of marketable securities at December 31, 2000:

                                                 (000's omitted)
                                                 ---------------
                                                    Unrealized
                                         Amortized    Holdings    Fair Market
                                           Cost     Gains (Loss)     Value
                                         ---------  ------------  -----------
         U.S. Government                  $    -     $     -      $       -
          Obligations
         Corporate and government          9,813         (38)         9,775
          agency bonds
         Equity securities
          including
          mutual stock funds                   -           -              -
                                        ---------     --------     --------
                                        $  9,813      $  ( 38)     $  9,775
                                        =========     ========     ========


                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)


NOTE 4  - ACCOUNTS RECEIVABLE, NET
          ------------------------

      Accounts receivable, net is comprised of the following:

                                                    (000's omitted)
                                                    ---------------

                                         December 31, 2000        June 30, 2000
                                         -----------------        -------------

      Receivable from equipment
        sales and service                      $3,231                $2,380
      Receivables assigned from
        related PC's                           14,230                14,937
      Less: Allowance for
        doubtful accounts
        and contractual
        allowances                             (2,928)               (2,928)
                                              -------               -------

                                             $ 14,533               $14,389
                                             ========               =======

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

      Collection by the Company of its accounts receivable may be impaired by the uncollectibility of medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Approximately 40% and 33% of the PC's net revenues for the six months ended December 31, 2000 and December 31, 1999, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company takes all legally available steps, including legally prescribed arbitrations, to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

      Net revenues from the related PC's accounted for approximately 87% and 65% of the consolidated net revenues for the six months ended December 31, 2000 and 1999, respectively.


                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)


NOTE 5  - INVENTORIES

      Inventories included in the accompanying consolidated balance sheets consist of:

                                                     (000's omitted)
                                          December 31, 2000     June 30, 2000
                                          -----------------     -------------
 Purchased parts, components
   and supplies                               $ 3,622               $ 2,917
   Work-in-process                              1,384                   619
                                              -------               -------
                                              $ 5,006               $ 3,536
                                              =======               =======


NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

      During the six months ended December 31, 2000 and 1999, the Company paid approximately $480,000 and $822,000 for interest, respectively. During the six months ended December 31, 2000 and 1999, the Company paid approximately $28,000 and $21,000 for income taxes, respectively.


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


                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

NOTE 8 - LITIGATION

      On August 4, 1998, Beal Bank filed a notice of motion for summary judgment against Melville Magnetic Resonance Imaging, P.C. ("Melville Magnetic") and the Company. The motion for summary judgment seeks to recover $733,855, plus accrued interest of $221,809 for payment of a bank loan executed by Melville Magnetic and guaranteed by the Company. In April 1999, summary judgment was granted against Melville Magnetic and the Company, as a guarantor on the loan. The court's decision is currently under appeal. Included in accrued liabilities at December 31, 2000 and June 30, 2000 is $650,000 related to this judgment.


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

      In October, 2000, the Company sold its interest in the partnership of AMD Southfield Michigan Limited Partnership. AMD Southfield operates an MRI Scanning Center in Michigan. The Company recognized a pre-tax gain of 750,000.


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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)


NOTE 11 - SEGMENT AND RELATED INFORMATION

Export Sales:

      The Company's areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 0% and 0% of consolidated net revenues for the six months ended December 31, 2000 and 1999, respectively.

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

      Summarized financial information concerning the Company's reportable segments is shown for the six months ended December 31, 2000 and 1999 in the following table (in thousands):

                                                           2000       1999
 Net revenues:                                           -------    -------
   Medical equipment                                   $   3,980   $  3,960
   Physician management services                          17,664     16,503
   Intersegment eliminations                             (   551)   (   594)
                                                         -------    -------
      Total                                            $  21,093   $ 19,869
                                                         =======    =======

 Income (loss) from operations:
   Medical equipment                                   $  (9,258)  $ (8,501)
   Physician management services                           1,300      1,451
                                                         -------    -------
      Total                                            $  (7,958)  $ (7,050)
                                                         =======    =======
 Depreciation and amortization:
   Medical equipment                                   $   1,097   $    966
   Physician management services                           1,226      1,134
                                                         -------    -------
      Total                                            $   2,323   $  2,100
                                                         =======    =======
 Compensatory element of stock issuances:
   Medical equipment                                   $     792   $     35
   Physician management services                             741        195
                                                         -------    -------
      Total                                            $   1,533   $    230
                                                         =======    =======


 Capital expenditures:
   Medical equipment                                   $     827   $  1,043
   Physician management services                             416        156
                                                         -------    -------
      Total                                            $   1,243   $  1,199
                                                         =======    =======


                                                   At  December 31, At June 30,
                                                           2000       2000
 Identifiable assets:                                  -----------  --------
   Medical equipment                                   $  46,756   $ 43,046
   Physician management services                          41,365     41,553
                                                         -------    -------
      Total                                            $  88,121   $ 84,599
                                                         =======    =======

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS.


      For the fiscal quarter ended  December 31, 2000 (second  quarter of fiscal
2001), the Company reported a net loss of $3.0 million on revenues of $11.0 million as compared to a net loss of $2.7 million on revenues of $10.0 million for the second quarter of fiscal 2000.

      For the six month period ended December 31, 2000, the Company reported a net loss of $6.9 million on revenues of $21.1 million as compared to a net loss of $6.0 million on revenues of $19.9 million for the six month period ended December 31, 1999.

      The Company operates in two industry segments: the manufacture and servicing of medical (MRI) equipment, the Company's traditional business which is conducted directly by Fonar and physician and diagnostic management services, which is conducted through Fonar's wholly-owned subsidiary, Health Management Corporation of America ("HMCA").

      HMCA income from operations was approximately $1.3 million for the first six months of fiscal 2001 compared to income of $1.5 million for the first six months of fiscal 2000. The decline in HMCA income was attributable to its operating, selling, general and administrative costs, including start-up costs and expenses related to moving to its new headquarters, relating to the expansion of its business.

      The income from operations attributable to HMCA (physician and diagnostic management services) was not sufficient to offset the operating loss from the Company's traditional MRI equipment manufacturing and service business ($9.3 million for the first six months of fiscal 2001 and $8.5 million for the first six months of fiscal 2000). Accordingly the Company's consolidated operating loss was $8.0 million for the first six months of fiscal 2001 as compared to an operating loss of $7.0 million for the first six months of fiscal 2000.

      Nevertheless, licensing fees and royalties recognized by the Company's traditional MRI manufacturing and service business increased from $720,000 in the first six months of fiscal 2000 to $1.3 million in the first six months of fiscal 2001. Most of the licensing revenue recognized in fiscal 2001 resulted from a technology license agreement executed in the first quarter.

      The principal reason for the Company's operating losses was low product sales volumes. Sales revenues attributable to the Company's medical (MRI) equipment business (sales and service) were $2.2 million for the first six months of fiscal 2001 as compared to $2.6 million for the first six months of fiscal 2000. Costs of revenues attributable to the Company's medical equipment business were $3.0 million for the first six months of fiscal 2001 and $4.2 million for the first six months of fiscal 2000.

      The Company's efforts to improve equipment sales volume have emphasized research and development to improve the competitiveness of its products and increased marketing and sales efforts. Research and development expenditures were $3.0 million for the first six months of fiscal 2001 and $3.0 million for the first quarter of fiscal 2000.

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

      In November, 2000, the Company completed the first part of its program to establish its own direct nationwide sales force. Nine salespeople were recruited and placed throughout the country in their respective territories. Nine more are being sought to complete Fonar's full strength national force.

      There were no foreign product sales for the first six months of fiscal 2001 and foreign sales of less than 1% of total revenues in fiscal 2000.

      Cash and cash equivalents increased from $11.8 million at June 30, 2000 to $13.8 million at December 31,2000. Principal uses of cash during the first six months of fiscal 2001 included: capital expenditures of $1.2 million, repayment of long-term debt of $1.7 million and $6.9 million to fund the losses for the first six months of fiscal 2001. Cash of approximately $9.0 million was provided from licensing fees.

      Marketable securities approximated $9.8 million as of December 31, 2000 as compared to $11.5 million as of June 30, 2000. From June 30, 2000 to December 31, 2000 the Company reduced its investments in corporate and government agency bonds from $11.5 million to $9.8 million. The Company had no investments in equity securities or U.S. government obligations at either June 30, 2000 or December 31, 2000.

      Total liabilities increased since June 30, 2000 by approximately $8.2 million to approximately $41.5 million at December 30, 2000. The increase in liabilities from June 30, 2000 is attributable primarily to the advance payment of license fees received by the Company in the first quarter of fiscal 2001 (unearned portion of revenues in the amount of $10.5 million).

      As of December 31, 2000, the Company had no unused credit facilities with banks or financial institutions.

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


Dated:  February 14, 2001