Form 10-Q
period 2001-03-31
FONAR CORP
filed 2001-05-11
CIK 355019

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

                              FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2001                 Commission File Number 0-10248


                                FONAR CORPORATION
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                              11-2464137
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

110 Marcus Drive     Melville, New York                             11747
----------------------------------------                     ------------------
(Address of principal executive offices)                         (Zip Code)

                                 (631) 694-2929
               ---------------------------------------------------
               Registrant's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X     NO
                                         ---       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Class                                Outstanding at March 31, 2001
-----------------------------------------        -----------------------------
Common Stock, par value $.0001                            58,787,817
Class B Common Stock, par value $.0001                         4,211
Class C Common Stock, par value $.0001                     9,562,824
Class A Preferred Stock, par value $.0001                  7,836,286

FONAR CORPORATION AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION                                  PAGE

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - March 31, 2001
     and June 30, 2000

   Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and March 31, 2000

   Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2001 and March 31, 2000

   Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2001 and March 31, 2000


   Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


PART II - OTHER INFORMATION

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                                 March 31,    June 30,
                                                          2001        2000
                                                      (UNAUDITED)
Current Assets:                                        ---------    -------
  Cash and cash equivalents                            $ 10,349     $11,811

  Marketable securities                                   7,602      11,484

  Accounts receivable - net                              15,586      14,389

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                  1,110         968

  Inventories                                             4,690       3,536

  Investment in sales-type lease                            260          58

  Prepaid expenses and other current assets                 493         604
                                                         ------      ------
        Total current assets                             40,090      42,850
                                                         ------      ------
Restricted cash                                           5,000       5,000

Property and equipment - net                             10,289      11,227

Advances and notes to affiliates and related parties-net  1,808       1,159

Investment in sales-type lease                            2,550         873

Notes receivable - net                                      506         501

Excess of cost over net assets of business acquired-net  20,743      21,657

Other intangible assets - net                               904       1,036

Other assets                                                288         296
                                                       --------    --------
                                                       $ 82,178    $ 84,599
                                                       ========    ========

  See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

                                                       March 31,    June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2001         2000
                                                      (UNAUDITED)
Current Liabilities:                                  ----------   --------
  Current portion of debt and capital leases            $ 6,619     $ 6,225
  Accounts payable                                        2,196       1,739
  Other current liabilities                               5,792       8,967
  Customer advances                                         252         582
  Income taxes payable                                      876         897
                                                         ------      ------
      Total current liabilities                          15,735      18,410

Long-term debt and capital lease obligations
   less current portion                                  10,744      14,744
Unearned revenue - license fee                            9,945           -
Other non-current liabilities                               138         138
                                                         ------      ------
      Total liabilities                                  36,562      33,292
                                                         ------      ------
Minority interest                                            15          22
                                                         ------      ------
Commitments and contingencies                                 -           -

STOCKHOLDERS' EQUITY

Common Stock $.0001 par value; 60,000,000
shares authorized; 58,787,817 issued and outstanding
at March 31, 2001 and 56,315,471 at June 30, 2000             6           6

Class B Common Stock $ .0001 par value; 4,000,000
shares authorized, (10 votes per share), 4,211 issued
and outstanding at March 31, 2001 and at June 30, 2000        -           -

Class C Common Stock $.0001 par value;  10,000,000
shares authorized,  (25 votes per share), 9,562,824 issued
and outstanding at March 31, 2001 and at June 30, 2000        1           1

Class A non-voting Preferred Stock $.0001 par value;
8,000,000 authorized, 7,836,286 issued and outstanding
at March 31, 2001 and at June 30, 2000                        1           1

Paid-in capital in excess of par value                  102,567      98,581
Accumulated other comprehensive income                       80     (   265)
Accumulated deficit                                     (54,538)    (44,817)
Notes receivable - stockholders                         ( 1,040)    ( 1,338)
Unearned compensation                                   (   801)    (   213)
Treasury stock - 299,264 shares of common stock
  at March 31, 2001 and 289,264 at June 30, 2000        (   675)    (   671)
                                                        -------     -------
      Total stockholders' equity                         45,601      51,285
                                                        -------     -------
      Total liabilities and stockholders' equity       $ 82,178    $ 84,599
                                                        =======     =======

 See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                     FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                        ---------------------
                                                          2001        2000
REVENUES                                                --------    --------
  Product sales - net                                   $ 2,311     $   877
  Service and repair fees - net                             510         379
  Scanning and management fees - net                      9,701       8,594
  License fees and royalties                                585           -
                                                        --------    --------
     Total Revenues - Net                                13,107       9,850
                                                        --------    --------
COSTS AND EXPENSES:
  Cost of product sales                                   1,942         701
  Cost of service and repair fees                           592         875
  Cost of scanning and management fees - net              5,912       5,516
  Research and development expenses                       1,528       1,358
  Selling, general and administrative expenses            4,319       4,053
  Provision for bad debt                                     15          63
  Compensatory element of stock issuances                 1,320         918
  Amortization of excess of cost over assets acquired       305         305
                                                        -------     -------
     Total Costs and Expenses                            15,933      13,789
                                                       --------    --------
Loss From Operations                                    ( 2,826)    ( 3,939)

Interest Expense                                        (   362)    (   366)

Interest Income - net                                       523         477

Other income (expense)                                      (32)    (    37)
                                                         ------     -------
Loss before provision for taxes and
 minority interest                                      ( 2,697)    ( 3,865)

Provision for income taxes                                   12          22
                                                         -------     -------
Loss before minority interest                           ( 2,709)    ( 3,887)

Minority interest in net (income) loss
 of subsidiary and partnership                          (    92)    (    76)
                                                         -------     -------
NET LOSS                                               $( 2,801)   $( 3,963)
                                                         =======     =======


Basic and diluted Net Loss per share                      $(.04)      $(.06)
                                                         ======      ======

Weighted average number of shares outstanding            69,517      66,708
                                                         ======      ======

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                    FOR THE NINE MONTHS ENDED
                                                              MARCH 31,
                                                        ---------------------
                                                          2001        2000
REVENUES                                                --------    --------
  Product sales - net                                   $ 3,562     $ 2,686
  Service and repair fees - net                           1,433       1,216
  Scanning and management fees - net                     27,365      25,096
  License fees and royalties                              1,839         720
                                                        --------    --------
     Total Revenues - Net                                34,199      29,718
                                                        --------    --------
COSTS AND EXPENSES:
  Cost of product sales                                   3,757       3,134
  Cost of service and repair fees                         1,809       2,664
  Cost of scanning and management fees - net             17,542      16,845
  Research and development expenses                       4,556       4,373
  Selling, general and administrative expenses           13,537      11,568
  Provision for bad debt                                     15          63
  Compensatory element of stock issuances                 2,853       1,148
  Amortization of excess of cost over assets acquired       914         914
                                                        --------    --------
     Total Costs and Expenses                            44,983      40,709
                                                        --------    --------
Loss From Operations                                    (10,784)    (10,991)

Interest Expense                                        (   955)    ( 1,358)

Interest Income - net                                     1,526       1,566

Gain on sale of subsidiary/partnership interest             750       1,022

Other income (expense)                                       28          18
                                                         ------     -------
Loss before provision for taxes and
 minority interest                                      ( 9,435)    ( 9,743)

Provision for income taxes                                   26          33
                                                         -------     -------
Loss before minority interest                           ( 9,461)    ( 9,776)

Minority interest in net (income) loss
 of subsidiary and partnership                          (   260)    (   195)
                                                         -------     -------
NET LOSS                                            $   ( 9,721)   $( 9,971)
                                                         =======     =======


Basic and diluted Net Loss per share                     $(.14)      $(.15)
                                                         ======      ======

Weighted average number of shares outstanding            69,517      66,708
                                                         ======      ======

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                     FOR THE NINE MONTHS ENDED
                                                              MARCH 31,
                                                         -----------------
                                                          2001        2000
                                                         ------      ------
Cash Flows from Operating Activities
 Net Loss                                              $( 9,721)   $( 9,971)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest in net income (loss)                  260         195
    Depreciation and amortization                         3,489       3,172
    Imputed interest on deferred payment obligation           -         315
    Provision for losses on accounts and notes
      receivable and accounts receivable from affiliates     15          63
    Gain on sale of subsidiary/partnership interest        (750)    ( 1,022)
    Compensatory and fee element of stock issuances       2,853       1,148
    Stock issued in settlement of current liabilities       547         516
    Amortization of unearned license fee                ( 1,755)          -
    License fee                                          11,700           -
    (Increase) decrease in operating assets, net:
       Accounts and notes receivable                    ( 1,202)    ( 2,335)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts              (   142)         49
       Inventories                                      ( 1,154)        548
       Prepaid expenses and other current assets            111     (   119)
       Other assets                                           8     (    31)
       Receivables and advances to affiliates and
         related parties                                (   664)        234
       Investment in sales-type lease                   ( 1,879)          -
    Increase (decrease) in operating liabilities, net:
       Accounts payable and income taxes                    436     (   858)
       Other current liabilities                        ( 2,878)    (   242)
       Customer advances                                (   330)         11
       Other liabilities                                      -         121
                                                         ------      ------
Net cash provided by (used in) operating activities     ( 1,056)    ( 8,206)
                                                         ------      ------

Cash Flows from Investing Activities:
  Purchases of property and equipment - net             ( 1,506)    ( 1,776)
  Reduction in marketable securities                      4,227       4,562
                                                         ------      ------
Net cash provided by (used in) investing activities       2,721       2,786
                                                         ------      ------

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                    FOR THE NINE MONTHS ENDED
                                                             MARCH 31,
                                                         -----------------
                                                          2001        2000
                                                         ------      ------
 Cash Flows from Financing Activities:
  Distribution to minority interest                     (   267)    (   209)
  Repayment of borrowings and capital
    lease obligations                                   ( 3,606)    ( 3,304)
  Purchase of treasury stock                            (     4)    (    79)
  Proceeds on sale of partnership interest                  750         -
                                                         ------      ------
  Net cash used in financing activities                 ( 3,127)    ( 3,592)
                                                         ------      ------

Increase (Decrease) in Cash                             ( 1,462)    ( 9,012)

Cash at beginning of period                              11,811      15,176
                                                         ------      ------
Cash at end of period                                   $10,349     $ 6,164
                                                         ======      ======

See accompanying notes to consolidated financial statements (unaudited).


FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(000'S OMITTED)

                                                    FOR THE NINE MONTHS ENDED
                                                              MARCH 31,
                                                         -----------------
                                                          2001        2000
                                                         ------      ------
 Net loss                                              $( 9,721)    $(9,971)

 Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities,
       net of tax                                           345      (  130)
                                                       ---------    --------
 Total comprehensive loss                              $( 9,376)   $(10,101)
                                                       =========   ========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)
                                 (000's OMITTED)

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)
                                 (000's OMITTED)


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

     Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and reevaluates such designations as of each balance sheet date. At March 31, 2001, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in comprehensive income. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the consolidated Statement of Operations.

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

     Advertising Costs
     -----------------

     Advertising costs are expensed as incurred. Advertising expenses for the nine months ended March 31, 2001 and 2000 were $2,322 and $2,122 respectively.

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

     Per Share Data
     --------------

     Basic and diluted net income (loss) per share has been computed based on the weighted average number of common shares and common stock equivalents outstanding during the year. No effect has been given to options outstanding under the Company's Stock Option Plans as no material dilutive effect would result from the exercise of these items.

      Cash and Cash Equivalents
     -------------------------

     The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents. At March 31, 2001, the Company had cash deposits of approximately $10.2 million in excess of federally insured limits.

     Restricted Cash
     ---------------

     At March 31, 2001, $5 million of cash was pledged as collateral on an outstanding bank loan and was classified as restricted cash on the balance sheet.

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

     Fair Value of Financial Instruments
     -----------------------------------

     The financial statements include various estimated fair value information at March 31, 2001 and June 30, 2000, as required by Statement of Financial
Accounting   Standards   107,   "Disclosures   about  Fair  Value  of  Financial
Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)
                                 (000's OMITTED)


NOTE 3  - MARKETABLE SECURITIES
          ---------------------

     The following is a summary of marketable securities at March 31, 2001:

                                                 (000's omitted)
                                                  ---------------
                                                  Unrealized
                                      Amortized    Holdings    Fair Market
                                         Cost    Gains (Loss)     Value
                                      ---------  ------------  -----------
            U.S. Government             $-----      $-----       $-----
             Obligations
            Corporate and government     7,522          80        7,602
             agency bonds

            Equity securities
             including
             mutual stock funds          -----       -----        -----
                                        -------     -------      -------
                                        -------     -------      -------
                                         7,522          80        7,602
                                        =======     =======      =======

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)
                                 (000's OMITTED)



NOTE 4  - ACCOUNTS RECEIVABLE, NET
          ------------------------

     Accounts receivable, net is comprised of the following:

                                                (000's omitted)
                                                ---------------

                                        March 31, 2001     June 30, 2000
                                        --------------     -------------

      Receivable from equipment
        sales and service                   $3,059            $2,380
      Receivables from
        related PC's                        15,455            14,937
      Less: Allowance for
        doubtful accounts
        and contractual
        allowances                          (2,928)           (2,928)
                                            -------           -------

                                           $15,586           $14,389
                                           ========          ========

     The Company's customers are concentrated in the healthcare industry.

     The Company's receivable from the related PC's substantially consists of fees outstanding under management agreements, service contracts and lease agreements with related PC's. Payment of the outstanding fees is based on
collection  by  the  PC's  of  fees  from  third  party  medical   reimbursement
organizations, principally insurance companies and health management organizations.

     Collection by the Company of its accounts receivable may be impaired by the uncollectibility of medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Approximately 44% and 45% of the PC's net revenues for the nine months ended March 31, 2001 and March 31, 2000, respectively, were derived from no-fault and personal injury protection claims.

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

     Net revenues from the related PC's accounted for approximately 87% and 65% of the consolidated net revenues for the nine months ended March 31, 2001 and 2000, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)
                                 (000's OMITTED)


NOTE 5  - INVENTORIES

     Inventories included in the accompanying consolidated balance sheets consist of:
                                                (000's omitted)
                                                ---------------
                                        March 31, 2001     June 30, 2000
                                        --------------     -------------
 Purchased parts, components
   and supplies                            $ 3,846           $ 2,917
   Work-in-process                             844               619
                                           -------           -------
                                           $ 4,690           $ 3,536
                                           =======           =======

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

     During the nine months ended March 31, 2001 and 2000, the Company paid approximately $951 and $1,008 for interest, respectively. During the nine months ended March 31, 2001 and 2000, the Company paid approximately $48 and $37 for income taxes, respectively.


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

NOTE 8 - LITIGATION

     On April 27, 2000, Beal Bank, S.S.B. filed a motion for summary judgment against Melville Magnetic Resonance Imaging, P.C. ("Melville Magnetic") and the Company in a litigation in the New York Supreme Court, Suffolk County. The summary judgment motion sought recovery of the principal plus accrued interest on a Promissory Note executed by Melville Magnetic and guaranteed by the Company. The court subsequently granted Beal Bank's motion and entered judgment against Melville Magnetic and the Company in the amount of $1.4 million. On February 5, 2001, the Company paid the judgment in full in order to stop the accrual of interest. On February 6, 2001, Melville Magnetic and the Company filed an appeal from the judgment. Fonar has charged back Melville Magnetic $754 related to this payment. Such amount is included in notes receivable as of March 31, 2001.

     During the quarter ended March 31, 2001, the Company settled its Kivitz judgment litigation for a payment of $1.225 million. The full amount of the judgment was accrued for as of June 30, 2000. No additional charge to earnings was necessary as of March 31, 2001.

NOTE 9 - GAIN ON SALE OF SUBSIDIARY AND PARTNERSHIP INTEREST

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

     In October, 2000, the Company sold its interest in the partnership of AMD Southfield Michigan Limited Partnership. AMD Southfield operates an MRI Scanning Center in Michigan. The Company recognized a pre-tax gain of 750.

NOTE 10 -  LICENSE AGREEMENT

     In July of 2000, the Company entered into a license agreement pursuant to which it licensed certain of its intellectual assets on a non-exclusive basis. Renumeration payable to the Company under this agreement is $11.7 million of which $9 million was received in September of 2000 and $2.7 million in January of 2001. The license fee is being recognized as income ratably over the five-year period ending June 30, 2005.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE 11 - SEGMENT AND RELATED INFORMATION

Export Sales:

     The Company's areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 0% and 0% of consolidated net revenues for the nine months ended March 31, 2001 and 2000, respectively.

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

     Summarized  financial  information   concerning  the  Company's  reportable
segments is shown for the nine months ended March 31, 2001 and 2000 in the following table (in thousands):

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

NOTE 11 - SEGMENT AND RELATED INFORMATION (Continued)

                                                          2001        2000
 Net revenues:                                          -------     -------
   Medical equipment                                  $   7,669    $  5,561
   Physician practice management                         27,365      25,096
   Intersegment eliminations                            (   835)    (   939)
                                                        -------     -------
      Total                                           $  34,199    $ 29,718
                                                        =======     =======

 Income (loss) from operations:
   Medical equipment                                  $ (12,948)   $(12,946)
   Physician practice management                          2,164       1,955
                                                        -------     -------
      Total                                           $ (10,784)   $(10,991)
                                                        =======     =======
 Depreciation and amortization:
   Medical equipment                                  $   1,642    $  1,458
   Physician practice management                          1,847       1,714
                                                        -------     -------
      Total                                           $   3,489    $  3,172
                                                        =======     =======



                                                          2001        2000
                                                        -------     -------
Compensatory element of stock issuances:
  Medical equipment                                   $   1,393    $    589
  Physician management services                           1,460         559
                                                        -------     -------
                                                      $   2,853    $  1,148
                                                        =======     =======

 Capital expenditures:
   Medical equipment                                  $     898    $  1,417
   Physician practice management                            608         359
                                                        -------     -------
      Total                                           $   1,506    $  1,776
                                                        =======     =======

                                                         At           At
                                                      March 31,    June 30,
                                                         2001         2000
                                                      ---------    --------
 Identifiable assets:
   Medical equipment                                  $  42,164    $ 43,046
   Physician practice management                         40,014      41,553
                                                        -------     -------
      Total                                           $  82,178    $ 84,599
                                                        =======     =======

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS.


     For the fiscal quarter ended March 31, 2001 (third quarter of fiscal 2001), the Company reported a net loss of $2.8 million on revenues of $13.1 million as compared to a net loss of $3.9 million on revenues of $9.9 million for the third quarter of fiscal 2000.

     For the nine month period ended March 31, 2001, the Company reported a net loss of $9.7 million on revenues of $34.2 million as compared to a net loss of $10.0 million on revenues of $29.7 million for the nine month period ended March 31, 2000.

     The Company operates in two industry segments: the manufacture and servicing of medical (MRI) equipment, the Company's traditional business which is conducted directly by Fonar and physician and diagnostic management services, which is conducted through Fonar's wholly-owned subsidiary, Health Management Corporation of America ("HMCA").

     HMCA income from operations was approximately $2.2 million on revenues of $27.4 million for the first nine months of fiscal 2001 compared to income of $2.0 million on revenues of $25.1 million for the first nine months of fiscal 2000. The increase in HMCA revenue and income was attributable primarily to an increase in management fees from HMCA's multispecialty practice clients.

     The income from operations attributable to HMCA (physician and diagnostic management services) was not sufficient to offset the operating loss from the Company's traditional MRI equipment manufacturing and service business ($12.9 million for the first nine months of both fiscal 2001 and fiscal 2000). Accordingly the Company's consolidated operating loss was $10.8 million for the first nine months of fiscal 2001 as compared to an operating loss of $11.0 million for the first nine months of fiscal 2000.

     Nevertheless, licensing fees and royalties recognized by the Company's traditional MRI manufacturing and service business increased from $720,000 in the first nine months of fiscal 2000 to $1.8 million in the first nine months of fiscal 2001. Most of the licensing revenue recognized in fiscal 2001 resulted from a technology license agreement executed in the first quarter.

     The principal reason for the Company's operating losses was low product sales volumes. Nevertheless, sales revenues attributable to the Company's medical (MRI) equipment segment increased to $7.7 million for the first nine months of fiscal 2001 as compared to $5.6 million for the first nine months of fiscal 2000. Of these amounts, revenues attributable to product sales were $2.3 million for the third quarter of fiscal 2001, compared to $877,000 for the third quarter of fiscal 2000. Costs of revenues attributable to the Company's medical equipment business were $5.6 million for the first nine months of fiscal 2001 and $5.8 million for the first nine months of fiscal 2000.

     Inventories increased to $4.7 million as at March 31, 2001 from $3.5 million as at June 30, 2001 as the Company purchased parts and commenced manufacturing scanners to fill anticipated orders.

     In November, 2000, the Company completed the first part of its program to establish its own direct nationwide sales force. Nine salespeople were recruited and placed throughout the country in their respective territories. Nine more are being sought to complete Fonar's full strength national force. The Company has also equipped a trailer van to serve as a mobile showroom, featuring a model of one of The Company's MRI scanner models. The showroom is used by the Company's sales force across the United States to generate interest in the Company's products.

     In July, 2000 General Electric and the Company entered into an agreement under which General Electric agreed to act as a sales representative for the Company's Indomitable (TM) Stand-Up MRI Scanner. Following receipt of FDA clearance, Fonar has been working closely with GE Medical Systems to assist them in preparing their sales force to market and sell the Stand-Up MRI. Fonar anticipates the first results from General Electric's efforts on Fonar's behalf in the last quarter of fiscal 2001 or first quarter of fiscal 2002.

     Ongoing research and development expenditures to sustain and further advance the competitiveness of Fonar's MRI scanners were $4.6 million for the first nine months of fiscal 2001 and $4.4 million for the first nine months of fiscal 2000.

     There were no foreign product sales for the first nine months of fiscal 2001 and foreign sales of less than 1% of total revenues for the first nine months in fiscal 2000.

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

Liquidity and Capital Resources

     Cash and cash equivalents decreased from $11.8 million at June 30, 2000 to $10.3 million at March 31,2001. Principal uses of cash during the first nine months of fiscal 2001 included: capital expenditures of $1.5 million, repayment of long-term debt and current liabilities (principally payment of judgments ) of $3.6 million and $2.9 million respectively and $9.7 million to fund the losses for the first nine months of fiscal 2001. Cash of approximately $11.7 million was provided from licensing fees.

     Marketable securities approximated $7.6 million as of March 31, 2001 as compared to $11.5 million as of June 30, 2000. From June 30, 2000 to March 31, 2001 the Company reduced its investments in corporate and government agency bonds from $11.5 million to $7.6 million. The Company had no investments in equity securities or U.S. government obligations at either June 30, 2000 or March 31, 2001.

     Accounts receivable increased $1.2 million from $14.4 million as at June 30, 2000 to $15.6 million at March 31, 2001. This increase was largely attributable to an increase in revenues and to a delay in reimbursements paid to HMCA's clients by one of the payor insurance companies, which in turn resulted in a delay in the payment of management fees to HMCA by those clients.

     Total liabilities increased since June 30, 2000 by approximately $3.3 million to approximately $36.6 million at March 31, 2001. The increase in liabilities from June 30, 2000 is attributable primarily to the advance payment of license fees received by the Company in the first quarter of fiscal 2001 (unearned portion of revenues in the amount of $9.9 million). The Company's repayment of long term debt and current liabilities in the third fiscal quarter was the principal factor in the reduction of total liabilities from $41.5 million at December 31, 2000 to $36.6 million at March 31, 2001.

     As of March 31, 2001, the Company had no unused credit facilities with banks or financial institutions.

     The Company's business plan currently includes an aggressive program for manufacturing and selling its new line of scanners and expanding its new physician and diagnostic management services business.

     The Company believes that it has sufficient cash resources and other liquid assets to support of its operations. The Company and its subsidiary, HMCA, are exploring both bank financing and the placement of debt and equity securities.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

     There were no material changes in litigation for the first nine months of fiscal 2001 from that described in the Company's Form 10-K for the fiscal year ended June 30, 2000.

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


Dated:  May 11, 2001