Form 10-K/A
period 2000-06-30
FONAR CORP
filed 2001-08-03
CIK 355019

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

REASONS FOR ADMENDMENT

     The reason for this amendment was to respond to a comment letter issued by the Securities and Exchange Commission in March 2001. Most of the changes are in the following Items:

     Item 1, Business.

     Item 7, Management's Discussion and Analysis of Financial Condition.

     Except for revisions in Note 2 and Note 3 to the Financial Statements, the Financial Statements were not changed.

     In addition, there were some changes made to Fonar's Form 10-Q's for the fiscal quarters ended September 30, 2000, December 30, 2000 and March 31, 2001 in the Management's Discussion and Analysis of Financial Condition sections. No changes were made to the Financial Statements.

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

     The "QUAD(TM) 12000" MR scanner utilizes a electromagnet and is accessible from four sides. The QUAD 12000 is the first "open" MR scanner at high field. The greater field strength of the QUAD'S magnet, when enhanced by the electronics already utilized by the Company's scanners, produces images of a quality and clarity competitive with high field superconductive magnets. The QUAD 12000 scanner magnet is the highest field "open MRI" in the industry.

     The Company also produces the "QUAD(TM) 7000," a MR scanner which is similar in design to the QUAD 12000 but utilizes a smaller 3,500 gauss electromagnet. The less expensive QUAD 7000 offers an economical solution to the rising cost of medicine.

     In addition, the Company offers a low cost, low field strength open MRI scanner, the "Echo(TM)"

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

     Fonar is in the process of increasing its sales force and is seeking experienced medical equipment salesmen and distributors worldwide. Subsequent to June 30, 2000, Fonar increased its internal sales force to twelve persons and is planning to expand to approximately twenty sales persons. Fonar also intends to expand its website to a full-scale interactive sales desk for reaching new customers and assisting existing customers.

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

     A Neurosurgeon, for example, has direct access to the patient's head while the patient is lying in the scanner and can perform image guided neurosurgery in this magnet. The unimpeded access in the space above the patient is also useful for surgical access, positioning of life support devises, neuro-surgical microscopes and anaesthetic gases. It should be noted that these procedures have not yet been performed in the scanner, although they are promising possibilities.

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

     The Pinnacle will have a field strength between 0.6 to 1.0 Tesla and a 18-inch gap vertical field. This MRI scanner will combine the benefits of its open non claustrophobic patented iron-frame, vertical field magnet design with the high field strength of a superconducting magnet.

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

     Fonar's areas of operations are principally in the United States. During the fiscal year ended June 30, 2000, only 2.8% of the Company's revenues were generated by foreign sales, as compared to 3.4% and 4.6% for fiscal 1999 and 1998 respectively. See Note 20 to the Financial Statements.

     The Company is seeking to promote foreign sales and has sold scanners in various foreign countries. The Company believes there are and will be significant market opportunities abroad, particularly in Asia and Eastern Europe. Foreign sales, however, have not yet proved to be a significant source of revenue.

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

     Dr. Damadian has granted an exclusive world-wide license to the Company to make, use and sell apparatus covered by certain domestic and foreign patents relating to his MRI technology. The license continues until the expiration of the last patent included within the licensed patent rights, but is terminable earlier, at the option of Dr. Damadian, if he is removed from his position as Chairman of the Board or President of the Company without his consent, or if any stockholder or group of stockholders acting in concert becomes the beneficial owner of Company securities having voting power equal to or greater than the voting power of the securities held directly by him, his executors, administrators, successors or heirs. The agreement can also be terminated by Dr. Damadian upon the commission of an act of bankruptcy by the Company. If Dr. Damadian is unable to serve the Company by reason of his death or disability, the license agreement will remain in effect. Only one patent, which will expire in October, 2000, remains subject to this license. No royalties have been paid to Dr. Damadian under this license. Presently, no revenues are generated from the patent licensed to Fonar by Dr. Damadian.

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

     The Company has significantly enhanced its patent position within the industry and now possesses a substantial patent portfolio which provides the Company, under the aegis of United States patent law, "the exclusive right to make, use and sell" many of the scanner features which FONAR pioneered and which are now incorporated in most MRI scanners sold by the industry. The Company has 47 patents issued and 32 patents pending. A substantial number of FONAR's existing patents specifically relate to protecting FONAR's position in the high field iron frame open MRI market. The patents further enhance Dr. Damadian's pioneer patent (the 1974 Patent), that initiated the MRI industry and provided the original invention of MRI scanning. The 47 issued patents expire at times between June 23, 2004 and November 25, 2018.

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

     FONAR faces competition within the MRI industry from such firms as General Electric Company\; Picker International, which is a Division of General Electric Company PLC, of England;\ Philips N.V.\; Toshiba Corporation, Hitachi Corporation and Siemens A.G. Most competitors have marketing and financial resources more substantial than those available to the Company and have in the past, and may in the future, heavily discount the sales price of their scanners. Such competitors sell both high field air core and iron frame products. FONAR's current market share of the market for MRI scanners is less than 0.5%. FONAR introduced the first "Open MRI" in 1982. "Open MRI" was made possible by FONAR's introduction of an MRI magnet built on an iron frame. Thus the magnetic flux generating apparatus of the magnet (magnet coils or permanent magnet bricks) was built into a frame of steel. The steel frame provided a return path for the magnetic lines of force and thereby kept the magnetic lines of force contained within the magnet. This enabled FONAR, from 1982 on, to show that the FONAR magnet was the only magnet that allowed the patients to stretch out their arms, the only "open" MRI.

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


GOVERNMENT REGULATION

FDA Regulation

     The Food and Drug Administration in accordance with Title 21 of the Code of Federal Regulations regulates the manufacturing and marketing of FONAR's MRI scanners. The regulations can be classified as either pre-market or post-market. The pre-market requirements include obtaining marketing clearance, proper device labeling, establishment registration and device listing. Once the products are on the market, FONAR must comply with post-market surveillance controls. These requirements include the Quality Systems (QS) regulation, also known as Good Manufacturing Practices or GMPs, and Medical Device Reporting (MDR) regulations. The QS regulation is a quality assurance requirement that covers the design, packaging, labeling and manufacturing of a medical device. The MDR regulation is an adverse event-reporting program.

Classes of Products

     Under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, all medical devices are classified by the FDA into one of three classes. A Class I device is subject only to certain controls, such as labeling requirements and manufacturing practices; a Class II device must comply with certain performance standards established by the FDA; and a Class III device must obtain pre-market approval from the FDA prior to commercial marketing.

     FONAR's products are Class II devices. Class I devices are subject to the least regulatory control. They present minimal potential for harm to the user and are often simpler in design than Class II or Class III devices. Class I devices are subject to "General Controls" as are Class II and Class III devices. General Controls include:

     1. Establishment registration of companies which are required to register under 21 CFR Part 807.20, such as manufacturers, distributors, re-packagers and re-labelers.

     2.   Medical device listing with FDA of devices to be marketed.

     3. Manufacturing devices in accordance with the Good Manufacturing Practices (GMP) regulation in 21 CFR Part 820.

     4.   Labeling  devices in accordance  with labeling  regulations  in 21 CFR
          Part 801 or 809.

     5. Submission of a Premarket Notification [510(k)] before marketing a device.

     Class  II  devices  are  those  for  which  general   controls   alone  are
insufficient to assure safety and effectiveness, and existing methods are available to provide such assurances. In addition to complying with general controls, Class II devices are also subject to special controls. Special controls may include special labeling requirements, guidance documents, mandatory performance standards and post-market surveillance.

     The Company received approval to market its Beta 3000 and Beta 3000M scanners as Class III devices on September 26, 1984 and November 12, 1985. On July 28, 1988, the Magnetic Resonance Diagnostic Device which includes MR
Imaging and MR Spectroscopy was reclassified by the FDA to Class II status. Consequently, Fonar's products are now classified as Class II products. On June 25, 1992, Fonar received FDA clearance to market the Ultimate Magnetic Resonance Imaging Scanner as a Class II device. Fonar received FDA clearance to market the QUAD 7000 in April 1995 and the QUAD 12000 in November 1995. On March 16, 2000, Fonar received FDA clearance to market the Fonar 360 for diagnostic imaging (the Open Sky version). On August 9, 2000, the Company applied for FDA clearance for the Stand-Up MRI. The Company anticipates that it will need FDA clearance for Pinnacle MRI scanners and may need clearance for the OR 360 version of the Fonar 360.

Premarketing Submission

     Each person who wants to market Class I, II and some III devices intended for human use in the U.S. must submit a 510(k) to FDA at least 90 days before marketing unless the device is exempt from 510(k) requirements. A 510(k) is a pre-marketing submission made to FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent (SE), to a legally marketed device that is not subject to pre-market approval (PMA).
Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims.

     The FDA is committed to a 90-day clearance after submission of a 510(k), provided the 510(k) is complete and there is no need to submit additional information or data.

     The 510(k) is essentially a brief statement and description of the product. As Fonar's scanner products are Class II products, there are no pre-market data requirements and the process is neither lengthy nor expensive.

     An investigational device exemption (IDE) allows the investigational device to be used in a clinical study pending FDA clearance in order to collect safety and effectiveness data required to support the Premarket Approval (PMA) application or a Premarket Notification [510(k)] submission to the FDA. Clinical studies are most often conducted to support a PMA.

     For the most part, however, Fonar has not found it necessary to utilize IDE's. The standard 90 day clearance for our new MRI scanner products classified as Class II products makes the IDE unnecessary, particularly in view of the time and effort involved in compiling the information necessary to support an IDE.

Quality System Regulation

     The Quality Management System is applicable to the design, manufacture, administration of installation and servicing of magnetic resonance imaging scanner systems. The FDA has authority to conduct detailed inspections of manufacturing plants, to establish Good Manufacturing Practices which must be followed in the manufacture of medical devices, to require periodic reporting of product defects and to prohibit the exportation of medical devices that do not comply with the law.

     Two of the required elements under the QS regulation are design controls and labeling. Each manufacturer is required by regulation to establish and maintain design control procedures and proper labeling.

     Because the intrinsic quality level of devices and processes is established during the design phase, the quality system program includes this phase to assure overall quality, meet customer requirements, meet company quality claims, and comply with the intent of the Food Drug & Cosmetics Act.

     By a formal process under a total quality system during the design phase, clear and concise printed and/or software labeling are written and reviewed; and the ink substrate and attachment methods for printed labeling are developed. Such labeling is designed to meet customer and regulatory requirements. Thereafter, the procurement, use of the correct label, and correct attachment of labels will be assured under the quality system element for these activities during manufacturing.

Medical Device Reporting Regulation

     Manufacturers must report all MDR reportable events to the FDA. Each manufacturer must review and evaluate all complaints to determine whether the complaint represents an event which is required to be reported to FDA. Section 820.3(b) of the Quality Systems regulation defines a complaint as, "any written, electronic or oral communication that alleges deficiencies related to the identity, quality, durability, reliability, safety, effectiveness, or performance of a device after it is released for distribution."

     A report is required when a manufacturer becomes aware of information that reasonably suggests that one of their marketed devices has or may have caused or contributed to a death, serious injury, or has malfunctioned and that the device or a similar device marketed by the manufacturer would be likely to cause or contribute to a death or serious injury if the malfunction were to recur.

     Malfunctions are not reportable if they are not likely to result in a death, serious injury or other significant adverse event experience.

     A malfunction which is or can be corrected during routine service or device maintenance still must be reported if the recurrence of the malfunction is likely to cause or contribute to a death or serious injury if it were to recur.

     Fonar has established and maintains written procedures for implementation of the MDR regulation. These procedures include internal systems that:

     provide  for  timely  and  effective   identification,   communication  and
     evaluation of adverse events;

     provide a standardized review process and procedures for determining whether or not an event is reportable; and

     provide procedures to insure the timely transmission of complete reports.

     These procedures also include documentation and record keeping requirements for:

     information that was evaluated to determine if an event was reportable;

     all medical device reports and information submitted to the FDA;

     any   information   that  was  evaluated   during   preparation  of  annual
     certification report(s); and

     systems that ensure access to information that facilitates timely follow up and inspection by FDA.


FDA Enforcement

FDA may take the following actions to enforce the MDR regulation:

FDA-Initiated or Voluntary Recalls

     Recalls are regulatory actions that remove a hazardous, potentially hazardous, or a misbranded product from the marketplace. Recalls are also used to convey additional information to the user concerning the safe use of the product. Either FDA or the manufacturer can initiate recalls.

     There are three classifications, i.e., I, II, or III, assigned by the Food and Drug Administration to a particular product recall to indicate the relative degree of health hazard presented by the product being recalled.

Class I

Is a situation in which there is a reasonable probability that the use of, or exposure to, a violative product will cause serious adverse health consequences or death.

Class II

Is a situation in which use of, or exposure to, a violative product may cause temporary or medically reversible adverse health consequences or where the probability of serious adverse health consequences is remote.

Class III

Is a situation in which use of, or exposure to, a violative product is not likely to cause adverse health consequences.

     FONAR has initiated four Class II recalls. The recalls involved making minor corrections to the product in the field. Frequently, corrections which are made at the site of the device are called "field corrections" - as opposed to "recalls".


Civil Money Penalties

     The FDA, after an appropriate hearing, may impose civil money penalties for violations of the FD&C Act that relate to medical devices. In determining the amount of a civil penalty, FDA will take into account the nature, circumstances, extent, and gravity of the violations, the violator's ability to pay, the effect on the violator's ability to continue to do business, and any history of prior violations. The civil money penalty may not exceed $15,000 for each violation and may not exceed $1,000,000 for all violations adjudicated in a single proceeding, per person.

Warning Letters

     FDA issues written communications to a firm, indicating that the firm may incur more severe sanctions if the violations described in the letter are not corrected. Warning letters are issued to cause prompt correction of violations that pose a hazard to health or that involve economic deception. The FDA generally issues the letters before pursuing more severe sanctions.

Seizure

     A seizure is a civil court action against a specific quantity of goods which enables the FDA to remove these goods from commercial channels. After seizure, no one may tamper with the goods except by permission of the court. The court usually gives the owner or claimant of the seized merchandise approximately 30 days to decide a course of action. If they take no action, the court will recommend disposal of the goods. If the owner decides to contest the government's charges, the court will schedule the case for trial. A third option allows the owner of the goods to request permission of the court to bring the goods into compliance with the law. The owner of the goods is required to provide a bond (security deposit) to assure that they will perform the orders of the court, and the owner must pay for FDA supervision of any activities by the company to bring the goods into compliance.

Citation

     A citation is a formal warning to a firm of intent to prosecute the firm if violations of the FD&C Act are not corrected. It provides the firm an opportunity to convince FDA not to prosecute.

Injunction

     An injunction is a civil action filed by FDA against an individual or company. Usually, FDA files an injunction to stop a company from continuing to manufacture, package or distribute products that are in violation of the law.

Prosecution

     Prosecution is a criminal action filed by FDA against a company or individual charging violation of the law for past practices.

Foreign and Export Regulation

     The Company obtains approvals as necessary in connection with the sales of its products in foreign countries. In some cases, FDA approval has been sufficient for foreign sales as well. The Company's standard practice has been to require either the distributor or the customer to obtain any such foreign approvals or licenses which may be required.

     Legally marketed devices that comply with the requirements of the Food Drug & Cosmetic Act require a Certificate to Foreign Government issued by the FDA for export. Other devices that do not meet the requirements of the FD&C Act but comply with the laws of a foreign government require a Certificate of Exportability issued by the FDA. All products which Fonar sells have FDA clearance and would fall into the first category.

     Foreign governments have differing requirements concerning the import of medical devices into their respective jurisdictions. The European Union (EU), made up of 15 individual countries, has some essential requirements described in the EU's Medical Device Directive (MDD). In order to export to one of these countries, FONAR must meet the essential requirements of the MDD and any additional requirements of the importing country. The essential requirements are similar to some of the requirements mandated by the FDA. In addition the MDD requires that FONAR enlist a "Notified Body" to examine and assess our documentation (Technical Construction File) and verify that the product has been manufactured in conformity with the documentation. The notified body must carry out or arrange for the inspections and tests necessary to verify that the product complies with the essential requirements of the MDD, including safety performance and Electromagnetic Compatibility (EMC). Also required is a Quality System (ISO-9001) assessment by the Notified Body. Fonar was approved for ISO 9001 certification for its Quality Management System in April, 1999.

     Fonar received clearance to sell the Quad scanners in the EU in May, 1999 and is working on obtaining clearance for the Fonar 360 and Stand-Up scanners.

     Other countries such as China and Russia require that their own testing laboratories perform an evaluation of our devices. This requires that we must bring the foreign agency's personnel to the USA to perform the evaluation at Fonar's expense before exporting.

     Some countries, including many in Latin America and Africa, have very few regulatory requirements.

     Because Fonar's export sales are not material at this point, foreign regulation does not have a material effect on Fonar. In any case, Fonar does not believe that foreign regulation will deter its efforts to penetrate foreign markets.

Reimbursement to Medical Providers for MRI Scans

     Effective November 22, 1985, the Department of Health and Human Services authorized reimbursement of MRI scans under the Federal Medicare program. In addition, most private insurance companies have authorized reimbursement for MRI scans.

Anti-Kickback and Self-Referral Legislation

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

     The fourth completed acquisition, consummated effective March 20, 1998, was the acquisition of A & A Services, Inc. ("A & A Services"), an MSO managing four primary care practices in Queens County, New York. A & A Services provides the practices with management services, office space, equipment, repair and maintenance service for the equipment and clerical and other non medical personnel. The office locations for the practices are located in Woodhaven, Richmond Hill, Corona and Ridgewood in Queens County, New York and account for over 40,000 primary care patient visits per year. The assets owned by A&A Services included medical and office equipment and office furnishings. The purchase price for A&A was $10 million, $4 million of which was paid in cash at closing and $6 million of which is payable pursuant to promissory notes over a total of six years from closing. The notes are secured by the assets of the acquired businesses as of the date of the acquisition. Additional consideration is payable if net income for the acquired business exceeds $2.3 in any of the five years following the closing as follows: in each year, 75% of net income between $2.3 million and $2.8 million; 50% of net income between $2.8 million and $3.5 million and 25% of net income in excess of $3.5 million. During the fiscal year ended June 30, 2000, the net operating income from the A&A acquisition was approximately $1.2 million and for the year ended June 30, 1999, approximately $1.6 million.

     In connection with the acquisition, one of the companies managed by HMCA entered into fifteen year term employment agreements with the two former owners of A & A Services. The agreements provides for a base annual salary of $150,000 per annum for the first five years and of $315,000 per annum for sixth year. Thereafter the salaries increase 5% per year up to $500,000 per annum. Additionally, each agreement provides for a bonus commencing in the sixth year of the agreement, contingent upon meeting thresholds of net income.

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

     In connection with the acquisition of Dynamic, HMCA entered into ten year term employment agreements with the two former owners of Dynamic. Each agreement provides for base compensation of $150,000 in the first year with annual cost of living increases for the first five years and an increase of $100,000 commencing in the sixth year. In addition, the agreements provide for bonus compensation contingent upon the pretax earnings of Dynamic.


HMCA GROWTH STRATEGY

     In addition to purchasing management companies, HMCA may also pursue acquisitions in which HMCA would purchase the assets of physicians' practices. Simultaneously with the acquisition of the assets, HMCA would enter into agreements with the physicians (or a professional corporation employing the physicians) pursuant to which HMCA would lease the use of the assets and provide management services to the physicians or their professional corporations. The professional corporation could be either affiliated with HMCA or owned by the selling physicians. This second alternative has not been utilized by HMCA to date.

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

     During the fiscal year ended June 30, 2000, HMCA did not conclude any additional acquisitions primarily because it has not had the capital resources to acquire suitable businesses on favorable terms. HCMA was seeking to raise capital through a private placement and other financing alternatives, but during the current fiscal year these efforts proved unsuccessful. Consequently, HMCA was unable in negotiations to offer substantial cash payments at closing but had to seek longer payout terms. HMCA was unable to identify any businesses available for acquisition which it believed represented good value on such terms.

PHYSICIAN AND DIAGNOSTIC MANAGEMENT SERVICES

     HMCA's services to the facilities and practices it manages encompass substantially all of the their business operations. The facilities and medical practices are controlled however, by the physician owners, not HMCA, and all medical services are performed by the physicians. HMCA is the management company and performs services of a non-professional nature. These services include:

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

(8) Expansion Plans. HMCA assists the clients in developing expansion plans. These plans are mutually developed. Additional physicians and physicians assistants have been added where needed.

     HMCA advises clients on all aspects of their business, including expansion where it is a reasonable objective, on a continuous basis. HMCA's objective is to free physicians from as many non-medical duties as practicable. Practices can treat patients more efficiently if the physicians can spend less time on business and administrative matters and more time practicing medicine.

     HMCA provides its services pursuant to negotiated contracts with its clients. While HMCA believes it can provide the greatest value to its clients by furnishing the full range of services appropriate to that client, HMCA would also be willing to enter into contracts providing for a more limited spectrum of management services.

     In the case of contracts with the MRI facilities, fees are charged by HMCA based on the number of procedures performed. In the case of the physical rehabilitation and medical practices, flat fees are charged on a monthly basis. Fees are subject to adjustment on an annual basis, but must be based on mutual agreement. The per procedure charges to the MRI facilities range from $250 to $675 per MRI scan. The monthly fees charged to the medical and physical rehabilitation practices range from approximately $53,850 to $237,500. Only one medical practice, located in Florida where the corporate practice of medicine is permitted, is owned by HMCA. Only one chiropractic practice managed by HMCA, providing HMCA with management fees of approximately $154,000 in fiscal 2000, is owned by a seller in an acquisitions.

     The practices and the facilities enter into contracts with managed care companies. With the exception of some capitated health plans in which the medical practices participate, neither HMCA's clients nor HMCA participate in any risk sharing arrangements capitated plans are those HMO programs where the provider is paid a flat monthly fee per patient. For the fiscal year ended June 30, 2000, fees to HMCA's clients from capitated plans amounted to approximately $1.0 million, an amount equal to 2.9% of HMCA's revenues. All of these were attributable to medical professional corporations managed by A & A Services, Inc., representing 25% of their revenues.


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

     To date, HMCA has not been able to add a significant number of specialty practices to its client base. In part this difficulty stems from HMCA's lack of capital resources to fund acquisitions; this lack of capital resources similarly has prevented HMCA from broading its client base generally.

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

FEDERAL REGULATION

     Stark Law

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

     Anti-kickback Regulation

     Under the federal Anti-kickback statute, which is applicable to Medicare and Medicaid, it is illegal, among other things, for a provider MRI services to pay or offer money or other consideration to induce the referral of MRI scans. Neither HMCA nor its clients engage in this practice.

     Approximately 7.6% of the revenues of HMCA's clients are attributable to Medicare and 0.2% are attributable to Medicaid.

     State Regulation

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

     HMCA's clients generate revenue from patients covered by no-fault insurance and workers' compensation programs. For the fiscal year ended June 30, 2000, Approximately 49% of our clients' receipts were from patients covered by no-fault insurance and approximately 8% of our client's receipts were from patients covered by worker's compensation programs. In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA could be required to modify its business practices and services in ways that could be more costly to HMCA or in ways that decrease the revenues which HMCA receives from its clients.

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

     On September 6, 2000, the Company had approximately 5,387 stockholders of record of its Common Stock, 12 stockholders of record of its Class B Common Stock, 4 stockholders of record of its Class C Common Stock and 4,637 stockholders of record of its Class A Non-voting Preferred Stock.

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

     Revenues attributable to the Company's physician and diagnostic management services segment (HMCA) increased by 8.6% to $34.0 million in fiscal 2000 from $31.3 million in fiscal 1999. The primary reason for this increase was the increased management fee revenue from two MRI facilities and one physical medicine and rehabilitation practice managed by HMCA.

     Operating income of $2.5 million was recognized from the Company's physician and diagnostic management services in fiscal 2000, as compared to an operating income of $3.1 million in fiscal 1999, representing a decrease of 19.4%.

     Revenues attributable to the Company's medical equipment segment declined by 4.6% to $6.2 million in fiscal 2000 from $6.5 million in fiscal 1999, reflecting the effect of an $800,000 decrease in service and repair revenues. This decrease in service and repair revenues is attributable to the retirement and replacement of older scanners by Fonar's customers.

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

     Costs of revenues and expenses increased by 5.5% from $52.6 million in fiscal 1999 to $55.5 million in fiscal 2000. The increase in selling, general and administrative expenses was attributable primarily to the expansion of HMCA.

     Costs of revenue and expenses for the Company's physician and diagnostic management services increased by 8.3% to $23.6 million in fiscal 2000 from $21.8 million in fiscal 1999. As a result, HMCA's operating income declined from $3.1 million in fiscal 1999 to $2.5 million in fiscal 2000.

     Research and development expenses decreased by 16.7% to $5.5 million in fiscal 2000 as compared to $6.6 million in fiscal 1999. This decline reflected the capitalization of software costs and the sale of Fonar's foreign subsidiary, which had in recent years accounted for approximately 15% of the consolidated research and development expenses.

     Overall, costs of revenues and expenses for the Company's medical equipment segment, however, declined by 3.2% to $24.3 million in fiscal 2000 from $25.1 million in fiscal 1999.

     This reflects reductions of 10.2% in costs of product sales from $4.4 million in fiscal 2000 to $4.9 million in fiscal 1999. This also reflects an increase of 13% in selling, general and administrative expenses to $8.7 million in fiscal 2000 from$7.7 million in fiscal 1999.

     The increase in compensatory element of stock issuances from approximately $275,000 in fiscal 1999 to $1.9 million in fiscal 2000 reflected greater use of Fonar's stock bonus plan to pay certain highly compensated employees in stock rather than cash.

     The higher provision for bad debt of $628,836 in fiscal 1999 as compared to $177,162 in fiscal 2000, reflected the closing in 1999 of a physical medicine and rehabilitation facility managed by HMCA in Latham, New York.

     The higher levels of amortization expense in fiscal 1999 and 2000 of approximately $1.2 million in each year reflects the amortization of good will attributable to HMCA's acquisitions.

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

     Product sales revenues for fiscal 2000 included revenues from the sales of three scanners and for fiscal 1999, five MRI scanners, two of which were used scanners which Fonar had reacquired.

     Sales to affiliated parties, consisting of professional corporations owned by Dr. Damadian represented approximately 4.5% ($1,752,298) of the Company's revenues in fiscal 2000, as compared to 0.4% ($150,000) of the Company's revenues in fiscal 1999.

     Negative gross profit margins on product sales (negative 45.9% in fiscal 1999 and negative 31.7% in fiscal 2000) were principally attributable to medical equipment segment operating at a low level of capacity and reflect the inefficiencies attendant to Fonar's fixed factory overhead expenses, such as salaries and benefits. The Company's strategy is to attempt to hold down the price of its QUAD scanners and to increase profitability by reducing manufacturing costs and increasing volume. The effectiveness of this strategy will not be discernible until higher sales volume for the Company's QUAD scanners is achieved.

     To reduce the cost of manufacturing its QUAD scanners, the Company expanded its manufacturing capacity in fiscal 2000 and 1999 by acquiring approximately $2.1 million and $3.8 million, respectively, worth of new capital equipment. In addition, the Company expanded its operating capacity by hiring additional personnel.

     Notwithstanding the Company's increased manufacturing activities, revenues attributable to the Company's medical equipment segment declined by 4.6% to approximately $6.2 million in fiscal 2000 from approximately $6.5 million in fiscal 1999. Although product sales remained constant at approximately $3.4 million, service revenue declined 26.1% from $2.3 million in fiscal 1999 to $1.7 million in fiscal 2000. The decline in service revenue reflects the retirement of old scanners by the Company's customers. The Company does not expect the decline in revenue to continue. The Company is enthusiastic about the future of its FONAR 360 product line and Indomitable(TM) scanners which will bring a new plateau of "openness" to diagnostic MRI and a new frontier in surgery for performing surgical treatments using MRI images to guide surgery.

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

     As a result of HMCA's acquisitions, revenues attributable to the Company's physician and diagnostic management services segment (HMCA) increased dramatically, to $31.3 million in fiscal 1999 from $21.1 million in fiscal 1998, representing an increase of 48.3%. Of this $10.2 million increase, $5.9 million was attributable to the acquisition of Dynamic Health Care Management, Inc., $3.5 million was attributable to the acquisition of A & A Services, Inc. and $300,000 was attributable to the acquisition of Central Health Management.

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

     Product sales revenues for fiscal 1999 included revenues from the sale of five scanners, two of which were used, and for fiscal 1998, five MRI scanners.

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

     As at June 30, 2000, the Company had current assets of $42.8 million and current liabilities of $18.4 million, resulting in working capital of $24.4 million. The Company believes that these resources alone provide an adequate reserve to fund its operations for approximately two years. For the longer term, the Company will need to rely on income generated by sales of its MRI products and the continued profitability of HMCA.

     The foregoing trends in Fonar's capital resources are expected to continue until Fonar's MRI scanner products gain wider market acceptance and produce greater sales revenues.

     Capital expenditures for each of fiscal 2000 and 1999 approximated $2.8 million and $5.5 million, respectively, and substantially consisted of office and production equipment.

     Fonar has not committed to making capital expenditures in the 2001 fiscal year other than its intention to continue research and development expenditures at current levels.

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


                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE


                          Investments in Fixed        Weighted Average
         Date                Rate Instruments            Interest Rate

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

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ---------------------------

The consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships and certain medical practices managed as a result of the 1998 acquisitions of A&A Services, Inc. and Dynamic Health Care Management, Inc. Through its contractual arrangements with such medical practices, HMCA has established a controlling financial interest in such medical practices by meeting the conditions of the Emerging Issues Task Force ("EITF"), Consensus No. 97-2. Accordingly, HMCA has commenced consolidation of such medical practices in 1998. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Excess of Cost Over Net Assets of Businesses Acquired
     -----------------------------------------------------

The excess of the purchase price over the fair market value of net assets of businesses acquired is being amortized using the straight-line method over 20 years. F-16

                      FONAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Other Intangible Assets
     -----------------------

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000


NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition (Continued)
     -------------------

Revenue under management and lease contracts is recognized based upon contractual agreements for management services rendered by the Company and leases of medical equipment under various long-term agreements with related medical providers (the "PC's"). The PC's are primarily owned by Raymond V. Damadian, M.D., President and Chairman of the Board of FONAR. The management fee arrangements with the medical providers are based on bundled fee arrangements, which include all of the services provided by HMCA, inclusive of equipment lease cost. In the case of contracts with the MRI facilities, fees are charged by HMCA based on the number of procedures performed during a month. In the case of the physical rehabilitation and medical practices, flat fees are charged on a monthly basis. Fees are subject to adjustment on an annual basis, but must be based on mutual agreement.

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

Stock-based compensation issued to employees and consultants is valued based on the quoted market price of the common stock at the time of issuance.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE  3 - ACQUISITIONS (Continued)

A&A Services, Inc. (Continued)
------------------

Additional consideration is payable to the former shareholders of A&A, if operating income as defined for the acquired business exceeds $2.3 million in any of the five years following the closing as follows: in each year, 75% of operating income as defined, between $2.3 million and $2.8 million; 50% of operating income as defined between $2.8 million and $3.5 million; and 25% of operating income as defined in excess of $3.5 million. The contingent additional purchase price is not determinable as of June 30, 2000 and, accordingly, has not been included in the allocated purchase price in light of the contingent nature of the arrangement. If the earnings objectives are ultimately achieved, the additional purchase price will be recorded as additional goodwill subject to amortization over the stated period. No additional payments were due under the earnout provision for the years ended June 30, 2000 and 1999. The contingent additional purchase price is not determinable as of June 30, 2000 and, accordingly, has not been included in the allocated purchase price in light of the contingent nature of the arrangement. If the earnings objectives are ultimately achieved, the additional purchase price will be recorded as additional goodwill subject to amortization over the stated period. No additional payments were due under the earnout provision for the years ended June 30, 2000 and 1999.

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


Name and Address of                        Shares                Percent
Beneficial Owner (1)                Beneficially Owned          of Class
--------------------------          ------------------          --------
Raymond V. Damadian, M.D.
c/o FONAR Corporation
Melville, New York
 Director, President
 CEO, 5% + Stockholder
    Common Stock                        2,488,274                 4.39%
    Class C Stock                       9,561,174                99.98%
    Class A Preferred                     477,328                 6.09%

Claudette Chan
Director
    Common Stock                            2,648                    *
    Class A Preferred                         800                    *

Robert J. Janoff
Director
    Common Stock                           50,000                    *
    Class A Preferred                       1,999                    *

Charles N. O'Data
Director
    Common Stock                              700                    *

All Officers and Director           s
as a Group (6 persons) (2)
    Common Stock                        2,522,469                 4.45%
    Class C Stock                       9,561,174                99.98%
    Class A Preferred                     492,744                 6.29%
--------------------------
*   Less than one percent

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

ACQUISITION OF A & A SERVICES.

     Effective March 20, 1998, HMCA acquired A & A Services, Inc. ("A & A Services"), an management company managing four primary care practices in Queens County, New York. Concurrently with the acquisition, Raymond V. Damadian purchased the four New York professional service corporations under contract with A & A Services (the "A & A Professional Corporations"). During the fiscal year ended June 30, 2000, the net revenues from the A & A Professional Corporations were $4.0 million.

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

Dated:  August 2, 2001

                               By: /s/ Raymond Damadian
                               Raymond V. Damadian, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                   Title                    Date

/s/ Raymond Damadian       Chairman of the            August 2, 2001
Raymond V. Damadian          Board of Directors,
                           President and a
                             Director (Principal
                             Executive Officer)

/s/ Claudette J.V. Chan    Director                   August 2, 2001
Claudette J.V. Chan


/s/ Robert J. Janoff       Director                   August 2, 2001
Robert J. Janoff

/s/ Charles N. O'Data      Director                   August 2, 2001
Charles N. O'Data