Form 10-Q/A
period 2000-09-30
FONAR CORP
filed 2001-08-06
CIK 355019

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

     The principal reason for the Company's operating losses was low product sales volumes while the Company was focused on research and development. Sales revenues attributable to the Company's medical (MRI) equipment business (sales and service) were $257,000 for the first three months of fiscal 2001 as compared to $978,000 for the first three months of fiscal 2000. Costs of revenues attributable to the Company's medical equipment business were $1.3 million for the first quarter of fiscal 2001 and $2.1 million for the first quarter of fiscal 2000. The resulting negative gross profit margins reflect the medical equipment business operating at a low level of capacity and the inefficiencies attendant to Fonar's fixed factory overhead.

     The Company's efforts to improve equipment sales volume have emphasized research and development to improve the competitiveness of its products and increased marketing and sales efforts. Research and development expenditures were $1.5 million for the first quarter of fiscal 2001 and $1.6 million for the first quarter of fiscal 2000.

     Increased selling, general and administrative expenses, from $3.4 million in the first quarter of fiscal 2000 to $4.4 million in the first quarter of fiscal 2001, reflected the expansion of Fonar's internal sales force, the expansion of HMCA's operations and the move by HMCA into new office space.

     The increase in compensatory element of stock issuance from approximately $119,000 for the first three months of fiscal 1999 to approximately $896,000 for the first three months of fiscal 2000 reflected greater use of Fonar's stock bonus plan to pay certain highly compensated employees in stock rather than cash.

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

Item 3 - Defaults Upon Senior Securities:  None

Item 4 - Submission of Matters to a Vote of Security Holders:   None

Item 5 - Other Information:  None

Item 6 - Exhibits and Reports on Form 8-K:  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  FONAR CORPORATION
                                                  (Registrant)


                                                  By:  /s/ Raymond V. Damadian
                                                         Raymond V. Damadian
                                                         President & Chairman


Dated:  July 30, 2001