Form 10-Q/A
period 2000-12-31
FONAR CORP
filed 2001-08-06
CIK 355019

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


            Class                     Outstanding at December 31, 2000
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

     The principal reason for the Company's operating losses was low product sales volumes. Sales revenues attributable to the Company's medical (MRI) equipment business (sales and service) were $2.2 million for the first six months of fiscal 2001 as compared to $2.6 million for the first six months of fiscal 2000. Costs of revenues attributable to the Company's medical equipment business were $3.0 million for the first six months of fiscal 2001 and $4.2 million for the first six months of fiscal 2000. The resulting negative gross profit margins reflect the medical equipment business operating at a low level of capacity and the inefficiencies attendant to Fonar's fixed factory overhead expenses.

     Increased selling, general and administrative expenses, from $7.5 million in the first six months of fiscal 2000 to $9.2 million in the first six months of fiscal 2001, reflected the expansion of Fonar's internal sales force, the expansion of HMCA's operations and the move by HMCA into new office space.

     The Company's efforts to improve equipment sales volume have emphasized research and development to improve the competitiveness of its products and increased marketing and sales efforts. Research and development expenditures were $3.0 million for the first six months of fiscal 2001 and $3.0 million for the first quarter of fiscal 2000.

     The increase in compensatory element of stock issuances from approximately $230,000 for the first six months of fiscal 1999 for approximately $1.5 million for the first six months of fiscal 2000 reflected greater use of Fonar's stock bonus plan to pay certain highly compensated employees in stock rather than cash.

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