Form 10-Q/A
period 2001-03-31
FONAR CORP
filed 2001-08-06
CIK 355019

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

     Costs of revenues attributable to the Company's medical equipment business, however, were $5.6 million for the first nine months of fiscal 2001 and $5.8 million for the first nine months of fiscal 2000. The resulting negative gross profit margins reflect the medical equipment business operating at a low level of capacity and the inefficiencies attendant to Fonar's fixed factory overhead.

     Inventories increased to $4.7 million as at March 31, 2001 from $3.5 million as at June 30, 2001 as the Company purchased parts and commenced manufacturing scanners to fill anticipated orders.

     Increased selling, general and administrative expenses, from $11.6 million in the first nine months of fiscal 2000 to $13.5 million in the first nine months of fiscal 2001, reflected the expansion of Fonar's internal sales force, the expansion of HMCA's operations and the move by HMCA into new office space.

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

     The increase in compensatory element of stock issuance from approximately $1.1 million for the first nine months of fiscal 1999 to approximately $2.9 million for the first nine months of fiscal 2000 reflected greater use of Fonar's stock bonus plan to pay certain highly compensated employees in stock rather than cash.

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