Form 10-K/A
period 2000-06-30
FONAR CORP
filed 2001-09-28
CIK 355019

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

     In its future interventional OR-360 version, which is still in the planning stages the enlarged room sized magnet and 360 access to the patient afforded by the Fonar 360 permit full-fledged surgical teams to walk into the magnet and perform surgery on the patient inside the magnet. Most importantly the exceptional quality of the MRI image and its exceptional capacity to exhibit tissue detail on the image, by virtue of the nuclear resonance signal's extraordinary capacity to create image contrast, can then be obtained real time during surgery to guide the surgeon in the surgery. Thus surgical instruments, needles, catheters, endoscopes and the like can be introduced directly into the human body and guided to the malignant lesion by means of the MRI image. The number of inoperable lesions should be greatly reduced by the availability of this new capability. Most importantly treatment can be carried directly to the target tissue.

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

     The interventional OR-360 version of the Fonar 360 is still in the planning stages. There is not a prototype. A separate FDA submission for the interventional 360 has not been made as yet and might not be necessary in that it was not required of other MRI manufacturers in similar situations. We note that other manufacturers have incorporated the use of their imaging machine for use in interventional procedures without separate FDA submissions.

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

     Income is generated from the installed base in two principal areas namely, service and upgrades. Service and maintenance revenues from the Company's installed base were approximately $3.7 million in fiscal 1998, $3.1 million in fiscal 1999 and $2.8 million is fiscal 2000. The decreases in fiscal 1999 and 2000 were principally the result of the retirement of old scanners. Upgrade revenues were approximately $0 in fiscal 1998, $14,480 in fiscal 1999 and $35,900 in fiscal 2000.

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

     Historically, the patent for multiple angle oblique imaging generated significant revenues in connection with the enforcement and settlement of our patent litigations. As a result of these litigations and settlements, our competitors are now entitled to use this technology as well. This patent will expire in 2006.

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

     FONAR faces competition within the MRI industry from such firms as General Electric Company\; Marconi Medical (formerly Picker International), a division of Marconi International;\ Philips N.V.\; Toshiba Corporation, Hitachi Corporation and Siemens A.G. Most competitors have marketing and financial resources more substantial than those available to the Company and have in the past, and may in the future, heavily discount the sales price of their scanners. Such competitors sell both high field air core and iron frame products. FONAR's current market share of the market for MRI scanners is less than 0.5%. FONAR introduced the first "Open MRI" in 1982. "Open MRI" was made possible by FONAR's introduction of an MRI magnet built on an iron frame. Thus the magnetic flux generating apparatus of the magnet (magnet coils or permanent magnet bricks) was built into a frame of steel. The steel frame provided a return path for the magnetic lines of force and thereby kept the magnetic lines of force contained within the magnet. This enabled FONAR, from 1982 on, to show that the FONAR magnet was the only magnet that allowed the patients to stretch out their arms, the only "open" MRI.

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

     Fonar has established and maintains written procedures for implementation of the MDR regulation. These procedures include internal systems that:

     provide for timely and effective identification, communication and evaluation of adverse events; o provide a standardized review process and procedures for determining whether or not an event is reportable; and o provide procedures to insure the timely transmission of complete reports.

     These procedures also include documentation and record keeping requirements for:

     information that was evaluated to determine if an event was reportable; o all medical device reports and information submitted to the FDA; o any information that was evaluated during preparation of annual certification report(s); and o systems that ensure access to information that facilitates timely follow up and inspection by FDA.

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

     Since its formation, HMCA has completed five acquisitions. HMCA became actively engaged in the physician and diagnostic management services business through its initial two acquisitions which were consummated effective June 30, 1997. Following these two initial acquisitions, HMCA completed two additional acquisitions in fiscal 1998 and one additional acquisition in fiscal 1999. Dr. Raymond V. Damadian, the President, Chairman of the Board and principal stockholder of Fonar, was the owner of Raymond V. Damadian, M.D. MR Scanning Centers Management Company, which was acquired by HMCA in the second acquisition. The entities acquired in the other acquisitions were not affiliates of either Fonar or Dr. Damadian.

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

     As a result of the acquisition of RVDC, HMCA acquired the business of managing 19 MRI scanning centers. Sixteen of the scanning centers are managed pursuant to management agreements, and 3 of the centers are partnerships with RVDC as the general partner. Effective July 1, 1997, HMCA entered into new management agreements with the centers. Pursuant to the management agreements, HMCA is providing comprehensive management services, including administrative services, office facilities, office equipment, supplies and personnel (except for physicians) to the centers. Service for the centers' MRI scanning equipment is provided under the management agreements in these cases. MRI scanning systems are provided to 9 of the centers pursuant to scanner leases entered into effective July 1, 1997. All of the facilities previously managed by RVDC are MRI scanning centers.

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

     Notwithstanding the Company's expectation of increased demand for its MRI scanners, product sales to unrelated parties declined by 52% in fiscal 2000 from approximately $3.4 million in fiscal 1999 to approximately $1.6 million in fiscal 2000, notwithstanding total product sales of approximately $3.4 million. Sales to unrelated parties declined by 14% in fiscal 1999 from approximately $3.9 million in fiscal 1998 to approximately $3.4 million in fiscal 1999. The Company believes that its difficulties in achieving greater market penetration are primarily attributable to the better name recognition and larger sales forces of its larger competitors such as General Electric, Siemens and Hitachi and the ability of some of its competitors to offer attractive financing terms through affiliates, such as G.E. Capital.

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

     In order to conserve its capital resources, the Company has issued common stock under its stock bonus and stock option plans to compensate employers and non-employees for services rendered. In fiscal 2000, the compensatory element of stock issuances was approximately $1.9 million as compared to approximately $275,000 for fiscal 1999. Utilization of equity in lieu of cash compensation has improved the Company's liquidity since it increases cash available for other expenditures.

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

                                           /S/ TABB, CONIGLIARO & McGANN, P.C.

New York, New York
September 25, 2000

                                      F2

                      FONAR CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------

                                                             June 30,
                                                   ---------------------------
                                                        2000           1999
                                                   ------------   ------------
Current Assets
Cash and cash equivalents                           $11,810,519    $15,175,804
Marketable securities                                11,484,176     20,197,698
Accounts receivable, net                              8,025,940      5,366,723
Accounts receivable - related parties, net            6,362,722      8,570,011
Costs and estimated earnings in excess of
billings on uncompleted contracts                       968,159      1,463,450
Inventories                                           3,536,169      4,237,778
Investment in sales-type lease with related
party                                                    57,832              -
Prepaid expenses and other current assets               604,059        701,433
                                                   ------------   ------------
Total Current Assets                                 42,849,576     55,712,897

Restricted Cash                                       5,000,000      5,000,000

Property and Equipment - Net                         11,227,454     11,442,493

Advances and Notes to Related Parties,
Net of discounts and allowance for
doubtful accounts of $904,000 at June 30,
2000 and 1999                                         1,158,998      1,434,689

Investment in Sales-Type Lease with Related
Party                                                   872,603              -

Notes Receivable, Net of allowance for
doubtful accounts of $477,456 at June 30,
2000 and 1999                                           500,810         24,796

Excess of Cost Over Net Assets of
Businesses Acquired, Net of accumulated
amortization of $2,716,859 and $1,498,166
at June 30, 2000 and 1999, respectively              21,656,990     22,875,683

Other Intangible Assets, Net                          1,035,924        888,992

Other Assets                                            296,682        268,618
                                                   ------------   ------------
Total Assets                                        $84,599,037    $97,648,168
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

                      FONAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For the Years Ended June 30,
                                    ------------------------------------------
                                         2000           1999           1998
                                    ------------   ------------    -----------
Revenues
  Product sales - net               $  1,606,229   $  3,230,467   $  3,937,726
  Product sales - related parties
    - net                              1,752,298        150,000           -
  Service and repair fees - net        1,692,537      2,301,488      2,520,637
  Patient revenue - net               16,953,404     13,431,480      2,820,409
  Management and other fees -
    related parties - net             17.069,329     17,831,609     18,275,585
                                    ------------   ------------    -----------
  Total Revenues - Net                39,073,797     36,945,044     27,554,357
                                    ------------   ------------    -----------
Costs and Expenses
  Costs related to product sales       2,281,709      4,786,773      7,800,569
  Costs related to product sales
  - related parties                    2,141,207        145,000           -
  Costs related to service and
    repair fees                        2,396,609      2,697,695      2,373,808
  Costs related to management and
    other fees - related parties      23,611,544     21,762,184     13,667,467
  Research and development             5,532,325      6,647,555      6,506,995
  Selling, general and administrative 16,211,414     14,383,842     12,489,539
  Compensatory element of stock
    issuances for selling, general
    and administrative expenses        1,929,706        275,242      1,108,362
  Provision for bad debts                177,162        628,836        929,786
  Amortization of excess of cost
    over net assets of businesses
    acquired                           1,218,693      1,225,942        272,224
                                    ------------   ------------    -----------
  Total Costs and Expenses            55,500,369     52,553,099     45,148,750
                                    ------------   ------------    -----------
Loss from Operations                 (16,426,572)   (15,608,055)   (17,594,393)

Interest Expense                      (1,710,188)    (2,051,290)      (728,327)
Investment Income                      1,919,744      2,110,780      3,708,938
Other Income, Principally Gain on
  Litigation Awards                    5,575,375      1,043,119      8,610,035
Minority Interests in Income
  of Partnerships                       (270,669)      (300,235)      (146,890)
                                    ------------   ------------    -----------
Loss Before Provision for Taxes      (10,912,310)   (14,805,681)    (6,150,637)

Provision (Benefit) for Income Taxes      43,677       (589,918)      (497,551)
                                    ------------   ------------    -----------
Net Loss                            $(10,955,987)  $(14,215,763)  $ (5,653,086)
                                    ============   ============    ===========

Basic and Diluted Net Loss Per Share$       (.17)  $       (.22)  $       (.09)
                                           =====          =====          =====
Weighted Average Number of Shares
  Outstanding                         66,304,716     64,071,151     61,175,986
                                    ============   ============    ===========

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000


NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue  Recognition  (Continued)
-------------------

Revenue from sales-type leases are recognized when collectibility of the minimum lease payments is reasonably predictable and no important uncertainties surround the amount of unreimbursable costs yet to be incurred by the lessor under the lease.

The minimum lease payments, plus the unguaranteed residual value accruing to the benefit of the Company as lessor, are recorded as the gross investment in the lease. The difference between the gross investment in the lease and the sum of the present value of the minimum lease payments and unguaranteed residual value, accruing to the Company's benefit as lessor, are recorded as unearned income.

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

Patient revenue from consolidated physician practices is recorded in the period the services are rendered at established rates reduced by provisions for doubtfgul accounts and contractual adjustments. Such adjustments represent the differrence between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements are recognized as contractual adjustments in the year final settlements are determined.

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


NOTE 5 - ACCOUNTS RECEIVABLE AND ACCOUNS RECEIVABLE - RELATED PARTIES, NET

Accounts receivable and accounts receivable - related parties, net are comprised of the following:

                                             As of June 30, 2000
                                 ----------------------------------------------
                                                 Allowances
                                                 For Dobutful
                                 Gross           Contractual
                                 Receivable      Allowances            Net
                                 ------------    ------------      -----------
Receivable from
  equipment sales
  and service contracts          $  2,036,960     $   788,331      $  1,248,629
Receivables from
  Medical services                 12,774,781       5,997,470         6,777,311
                                 ------------    ------------      ------------
                                 $ 14,811,741    $  6,785,801      $  8,025,940
                                 ============    ============      ============
Receivable from Related PC's     $  6,516,454    $    153,732      $  6,362,722
                                 ============    ============      ============

                                             As of June 30, 1999
                                 ----------------------------------------------
                                                 Allowances
                                                 For Dobutful
                                 Gross           Contractual
                                 Receivable      Allowances           Net-
                                 ------------    ------------      -----------
Receivable from
  equipment sales
  and service contracts          $  1,726,536    $    788,749      $    937,787
Receivables from
  Medical services                  8,369,034       3,940,098         4,428,936
                                 ------------    ------------      ------------
                                 $ 10,095,570    $  4,728,847      $  5,366,723
                                 ============    ============      ============
Receivable from Related PC's        8,570,011    $       -         $  8,570,011
                                 ============    ============      ============

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

                       FONAR CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000



NOTE 5 - ACCOUNTS RECEIVABLE AND ACCOUNS RECEIVABLE - RELATED PARTIES, NET (Continued)

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

Net revenues from the related PC's accounted for approximately 43%, 48% and 68% of the consolidated net revenues for the years ended June 30, 2000, 1999 and 1998, respectively.


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

                       FONAR CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


                                           Balance                                                 Balance
Description                             June 30, 1998         Additions         Deductions       June 30, 1999
-----------                             -------------        -----------        ----------       -------------
Receivables from equipment sales
  and service contracts                 $   789,749                             $    1,000       $    788,749
Receivables from medical
  Services                                1,607,598          $ 3,505,295         1,172,795          3,940,098
Receivables from related PC's           -        (1)             628,836           628,836             -
Advance and notes to related
  Parties                                   904,000                                                   904,000
Notes receivable                            477,456                                                   477,456


                                           Balance                                                 Balance
Description                             June 30, 1999         Additions         Deductions       June 30, 2000
-----------                             -------------        -----------        ----------       -------------
Receivables from equipment sales
  and service contracts                 $   788,749                             $      418       $    788,331
Receivables from medical
  Services                                3,940,098          $ 6,174,808         4,117,436          5,997,470
Receivables from related PC's                 -    (1)           177,162            23,430            153,732
Advance and notes to related
  Parties                                   904,000                                                   904,000
Notes receivable                            477,456                                                   477,456






(1)  Included in bad debt expense

(2)  Reflected as a reduction of net revenue

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

I.  SUMMARY COMPENSATION TABLE

                                                      Long Term Compensation
                                                --------------------------------
             Annual Compensation                        Awards       Payouts
--------------------------------------------    -----------------  -------------
(a)         (b)   (c)         (d)    (e)        (f)       (g)      (h)   (i)
                                     Other      Re-                      All
Name and                             Annual     stricted           LTIP  Other
Principal                            Compen-    Stock     Options  Pay-  Compen-
Position                      Bonus  sation     Award(s)  SARs     outs  sation
2           Year  Salary ($)  ($)    ($)        ($)       (#)      ($)   ($)
----------  ----  ----------  -----  -------    --------  -------  ----  -------
Raymond V.  2000  $86,799.97    -       -          -         -      -       -
Damadian,   1999  $86,799.96    -       -          -         -      -       -
President   1998  $84,218.10    -       -          -         -      -       -
& CEO


II.  OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                     Potential           Altern-
                                                     Realizable          ative
                                                     Value at Assumed    to  (f)
                                                     Annual     Rates    and (g)
                                                     of  Stock  Price    grant
                                                     Appreciation for    Date
                 Individual Grants                   Option      Term    Value
-------------------------------------------------    ----------------    -------
(a)         (b)       (c)         (d)      (e)       (f)      (g)        (h)
                      % of Total
                      Options/
                      SARs        Excer-
            Options/  Granted to  cise                                   Grant
            SARs      Employees   or Base  Expir-                        Date
            Granted   in Fiscal   Price    ation                         Present
Name        (#)       Year        ($/Sh)   Date      5% ($)   10% ($)    Value $
----------  --------  ----------  -------  ------    ------   -------    -------
Raymond V.
Damadian,      0          -          -        -         -        -         -
President
& CEO


III.  OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE


Aggregated  Options/SAR  Exercises  in Last Fiscal Year,  and FY-End  Option/Sar
Value

------------     --------     --------     ------------     --------------------
(a)              (b)          (c)          (d)              (e)
Name             Shares       Value        Number of        Value of Unexercised
                 Acquired     Realized     Unexercised      In-the-Money
                 on           ($)          Options/SARs     Options/SARs at
                 Exercise                  at FY-End (#)    FY-End ($)
                 (#)
                                           Exercisable/     Exercisable/
                                           Unexercisable    Unexercisable
-------------   ---------     --------     -------------    --------------------

Raymond V.          0            -               0                   -
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

Dated:  September __, 2001

                             By: /s/ Raymond Damadian
                             Raymond V. Damadian, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                      Date

/s/ Raymond Damadian         Chairman of the            September 28, 2001
Raymond V. Damadian          Board of Directors,
                             President and a
                               Director (Principal
                               Executive Officer)

/s/ Claudette J.V. Chan      Director                   September 28, 2001
Claudette J.V. Chan


/s/ Robert J. Janoff         Director                   September 28, 2001
Robert J. Janoff

/s/ Charles N. O'Data        Director                   September 28, 2001
Charles N. O'Data