Form 10-K
period 2001-06-30
FONAR CORP
filed 2001-10-12
CIK 355019

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-K
                              ---------------------

         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                    For the fiscal year ended June 30, 2001

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

        ________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X___      No _______

As of September 20, 2001, 60,044,124 shares of Common Stock, 4,211 shares of Class B Common Stock, 9,562,824 shares of Class C Common Stock and 7,836,287 shares of Class A Non-voting Preferred Stock of the registrant were outstanding. The aggregate market value of the approximately 57,521,655 shares of Common Stock held by non-affiliates as of such date (based on the closing price per share on September 20, 2001 as reported on the NASDAQ System) was approximately $82.3 million. The other outstanding classes do not have a readily determinable market value.

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

     FONAR's iron frame technology made FONAR the originator of "open" MRI scanners. FONAR introduced the first "open" MRI in 1980. It has concentrated since on further application of its "open" MRI, introducing the Stand-Up MRI scanner, the QUAD MRI, the Open Sky MRI and its works in progress MRI operating room.

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

     See Note 21 to the Financial Statements for separate financial  information
respecting  the  Company's   medical  equipment  and  physician  and  diagnostic
management services segments.

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

RECENT DEVELOPMENTS AND OVERVIEW.

     The Company's products and works-in-progress (dubbed the "Fonar Seven") are intended to significantly improve the Company's competitive position. The Company's products are the "Stand-Up MRI" also called "Indomitable (TM), the Fonar 360(TM), the "QUAD(TM)" MRI scanner and the Echo(TM) MRI scanner.

     Indomitable(TM) permits, for the first time, MRI diagnoses to be made in the weight-bearing state. It is also anticipated that in the future Indomitable(TM) will enable MRI-guided surgical and interventional procedures to be performed when the patient is upright. The Company received FDA approval for Indomitable in October, 2000.

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

     In addition, the Company offers a low cost, low field strength open MRI scanner, the "Echo(TM)"

     The Company's current "works in progress" include the "Pinnacle(TM)" which combines many of the features of the QUAD scanners with a superconducting magnet. (See "Works in Progress".)

     The Company's "works in progress" also include an in-office, weight-bearing extremities scanner designed for examining the knee, foot, elbow, hand and wrist under both weight-bearing and non-weight bearing conditions.

     Fonar has increased its internal sales force to approximately 24 persons, concentrating on domestic sales. Fonar continues to use distributors for its foreign sales efforts. Fonar has also expanded its website to a full-scale interactive product information desk for reaching new customers and assisting existing customers.

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

     HMCA currently is managing 19 diagnostic imaging centers and 11 primary care and specialty medical practices located principally in New York State and Florida.


PRODUCTS

     The Company's principal products are its Stand-Up MRI, also called Indomitable, the Fonar 360, the QUAD 12000 series and the Echo.

     The Company's Indomitable(TM) scanner will allow patients to be scanned while standing, sitting or reclining. As a result, for the first time, MRI will be able to be used to show abnormalities and injuries under full weight-bearing conditions, particularly the spine and joints.

     A floor-recessed elevator brings the patient to the height appropriate for the targeted image region. A custom-built adjustable bed will allow patients to sit or lie on their backs, sides or stomachs.

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

     The Company received approval from the FDA for Indomitable in October, 2000.

     The Fonar 360 has an enlarged room sized magnet in which the magnet frame is incorporated into the floor, ceiling and walls of the scan room. This is made possible by Fonar's patented Iron-Frame(TM) technology which allows the Company's engineers to control, contour and direct the magnet's lines of flux in the patient gap where wanted and almost none outside of the steel of the magnet where not wanted. Physicians and family members are able to actually enter the scanner and approach the patient. In its Open Sky version, the Fonar 360 serves as an open patient friendly scanner which allows 360 access to the patient on the scanner bed. The walls can be decorated with panoramic murals and the entire scan room can be decorated to be incorporated into the pictured landscape. The Company received approval from the FDA for the Fonar 360 in March 2001.

     In its future interventional OR-360 version, which is still in the planning stages, the enlarged room sized magnet and 360 access to the patient afforded by the Fonar 360 permit full-fledged surgical teams to walk into the magnet and perform surgery on the patient inside the magnet. Most importantly the exceptional quality of the MRI image and its exceptional capacity to exhibit tissue detail on the image, by virtue of the nuclear resonance signal's extraordinary capacity to create image contrast, can then be obtained real time during surgery to guide the surgeon in the surgery. Thus surgical instruments, needles, catheters, endoscopes and the like can be introduced directly into the human body and guided to the malignant lesion by means of the MRI image. The number of inoperable lesions should be greatly reduced by the availability of this new capability. Most importantly treatment can be carried directly to the target tissue.

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

     With current treatment methods, therapy must always be restricted in the doses that can be applied to the malignant tissue because of the adverse effects on the healthy tissues. Thus chemotherapies must be limited at the first sign of toxic side effects. The same is the case with radiation therapy. The Company expects that with the OR-360 treatment agents may be administrated directly to the malignant tissue through small catheters or needles allowing much larger doses of chemotherapy, x-rays, laser ablation, microwave, or if to be applied directly and exclusively to the malignant tissue with more effective results. Since the procedure of introducing a treatment needle or catheter under image guidance will be minimally invasive the procedure can be readily repeated should metastases occur elsewhere, with minimum impact on the patient beyond a straightforward needle injection.

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

     In addition to the patient comfort, increased throughput and new applications (such as MRI directed surgery and MRI breast imaging) made possible by the QUAD scanners' open design, the QUAD scanners are designed to maximize image quality through an optimal combination of signal-to-noise (S/N) and contrast-to-noise (C/N) ratios. The technical improvements realized in the QUAD's design over its predecessors also include increased image-processing speed and diagnostic flexibility.

     MRI directed surgery (laproscopic surgical procedures) is possible by the QUAD's ability to supply images to a monitor positioned next to the patient, enabling a surgeon to view in process surgical procedure from an unlimited number of vantage points. The marked openness of FONAR's QUAD scanners enables surgeons to perform a wide range of surgical procedures inside the magnet.

     The "QUAD" scanners are unique MR scanners in that four sides are open, thus allowing access to the scanning area from four vantage points. The starshaped open design of the QUAD will also make possible a host of new applications, particularly MRI breast imaging and MRI directed surgery (Interventional MRI).

     With the QUAD's multi-bed patient handling system, many more short scan procedures such as those used in breast imaging can be done in a day, allowing the price of MRI breast imaging to drop without reducing the scanner's revenue-generating capacity. At the same time, there is not the painful compression of the breast characteristic of X-ray mammography.

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

     In addition to the signal-to-noise ratio, however, the factor that must be considered when it comes to image quality is contrast, the quality that enables reading physicians to clearly distinguish adjacent, and sometimes minute, anatomical structures. This quality is measured by contrast-to-noise ratios (C/N). Unlike S/N, which increases with increasing field strength, relaxometry studies have shown that C/N peaks in the mid-field range and actually falls off precipitously at higher field strengths. The QUAD 12000 scanners operate squarely in the optimum C/N range. In addition, the Company's works-in-progress, the OR-360, Open Sky MRI and Stand-Up MRI are also designed to operate with said C/N range.

     The QUAD provides various features allowing for versatile diagnostic capability. For example, SMART(TM) scanning allows for same-scan customization of up to 63 slices, each slice with its own thickness, resolution, angle and position. This is an important feature for scanning parts of the body that include small-structure sub-regions requiring finer slice parameters. There's also Evolving Images(TM), Multi-Angle Oblique (MAO)(TM) imaging, and oblique imaging.

     The QUAD console includes a mouse-driven, multi-window interface for easy operation and a 19-inch, 1280 x 1024-pixel, 20-up, high-resolution image monitor with features such as electronic magnifying glass and real-time, continuous zoom and pan.

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

     During fiscal 2001, sales of the Company's QUAD scanners accounted for approximately 6.6% of the Company's total revenues and 29% of its medical equipment segment revenues, as compared to 6.9% of total revenues and 46.4% of medical equipment revenues during fiscal 2000. During fiscal 2001, sales of the Company's Stand-Up scanners accounted for approximately 3.5% of total revenues and 15.5% of medical equipment revenues, and sales of Echo scanners accounted for 2.3% of total revenues and 10% of medical equipment revenues. There were no sales of Stand-Up scanners or Echo scanners in fiscal 2000 or of Ultimate scanners in fiscal 2001 or 2000. There were no sales of Beta scanners in fiscal 2001, but 0.2% of total revenues and 1.4% of medical equipment revenues in fiscal 2000 were derived from the sale of a refurbished Beta scanner.

     The materials and components used in the manufacture of the Company's products (circuit boards, computer hardware components, electrical components, steel and plastic) are generally available at competitive prices. The Company has not had difficulty acquiring such materials.


WORKS-IN-PROGRESS

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

     The Company is developing a superconductive version of its open iron frame magnets, the "Pinnacle" (TM), and has completed construction of a prototype with a 0.6 Tesla superconductive magnet. The Company's design of its superconductive magnet anticipated the possibility of making its other products available as superconducting magnets. Therefore, it is the Company's objective to make Indomitable(TM) and the Fonar 360 available to FONAR's customers as either iron-frame resistive models or iron-frame superconductive magnets depending on customer preference and pricing.

     The Pinnacle will have a field strength between 0.6 to 1.0 Tesla and a 18-inch gap vertical field. This MRI scanner will combine the benefits of its open non claustrophobic patented iron-frame, vertical field magnet design with the high field strength of a superconducting magnet. The Company received FDA approval for the Pinnacle in June, 2001.

     In addition, the Company's works in progress include an in-office weight bearing extremities scanner which will be able to be used to examine the knee, foot, elbow, hand and wrist. This scanner will allow scans to be performed in under both weight- bearing and non-weight-bearing conditions.

PRODUCT MARKETING

     The principal markets for the Company's scanners are hospitals and private scanning centers.

     Fonar has increased its internal sales force to approximately 24 persons. Our internal sales force handles the domestic market while we continue to use independent distributors for foreign markets. In addition to its internal domestic sales force, Fonar and G.E. Medical, a division of General Electric, have entered into an arrangement pursuant to which G.E. Medical will act as independent distributor for Fonar's Stand-Up MRI scanner.

     In addition, the Company has expanded its website to include an interactive product information desk for reaching customers. The Company plans to commence a program for providing demonstrations of its products to potential customers on an international basis.

     The Company has exhibited its new products at the annual trade show held by the Radiological Society of North America ("RSNA") in Chicago since November 1995 and plans to attend the RSNA trade show in November 2001 and future years. The RSNA trade show is held annually and is attended by most manufacturers of MRI scanners.

     The Company is directing its marketing efforts to meet the demand for both "open" and high field strength MRI scanners. Fonar plans to devote its principal efforts to marketing the Stand-Up MRI, which has the unique capability of scanning patients under weight-bearing conditions. In addition the Company will continue to market its Fonar 360, QUAD and Echo MRI scanners. Utilizing a 6000 gauss (0.6 Tesla field strength) iron core electromagnet, the Stand-Up, Fonar 360 and QUAD 12000 scanner magnets are the highest field "open MRI" in the industry.

     The Company also will seek to introduce new MRI applications for its scanners such as MRI-directed surgery and head-to-toe MRI preventive screening.

     Fonar's areas of operations are principally in the United States. During the fiscal year ended June 30, 2001, 0% of the Company's revenues were generated by foreign sales, as compared to 2.8% and 3.4% for fiscal 2000 and 1999 respectively.

     The Company is seeking to promote foreign sales and has sold scanners in various foreign countries. Foreign sales, however, have not yet proved to be a significant source of revenue.

SERVICE AND UPGRADES FOR MRI SCANNERS

     The Company's customer base of installed scanners has been and will continue to be an additional source of income, independent of direct sales.

     Income is generated from the installed base in two principal areas namely, service and upgrades. Service and maintenance revenues from the Company's installed base were approximately $2.3 million in fiscal 1999, $1.7 million in fiscal 2000 and $2.0 million in fiscal 2001. The decrease in fiscal 2000 was principally the result of the retirement of old scanners. This trend has been reversed in 2001.

     The Company anticipates that its new line of scanners will result in upgrades income in future fiscal years. The potential for upgrades income originates in the versatility and productivity of the MRI technology. New medical uses for the technology are constantly being discovered. New features can often be added to the scanner by the implementation of little more than versatile new software packages. For example, software can be added to current MRI angiograms to synchronize the angiograms to the cardiac cycle. By doing so the dynamics of blood vessel filling and emptying can be visualized with movies. Such enhancements are attractive to the end users because they extend the useful life of the equipment and enable the user to avoid obsolescence and the expense of having to purchase new equipment. At the present time, however, upgrade revenue is not significant. Upgrade revenues were approximately $14,500 in fiscal 1999, $36,000 in fiscal 2000 and $0 in fiscal 2001.

     Service and upgrade revenues are expected to increase as sales of scanners and the size of the customer base increases.

RESEARCH AND DEVELOPMENT

     During the fiscal year ended June 30, 2001, the Company incurred expenditures of $6,621,225 ($754,804 of which was capitalized) on research and development, as compared to $5,893,648($361,323 of which was capitalized) and $6,647,555 (none of which was capitalized) incurred during the fiscal years ended June 30, 2000 and June 30, 1999, respectively.

     Research and development activities have focused principally, on the development and enhancement of the new Indomitable (TM) and Fonar 360 MRI scanners and its new extremities scanner. The Indomitable (TM) MRI, Fonar 360(OR-360 and Open Sky MRI), involve significant software and hardware development as the new products represent entirely new hardware designs and architecture requiring a new operating software. The Company's research activity includes developing a multitude of new features for the upright scanning made possible by the high speed processing power of its scanners. In addition, the Company's research and development efforts include the development of new software, such as its "Sympulse" (TM) software and hardware upgrade. The Company received FDA approval for the Sympulse upgrade in January, 2001.

BACKLOG

     The Company's backlog of unfilled orders at July 1, 2001 was approximately $10.8 million, as compared to $2.05 million at July 1, 2000. Of these amounts, approximately $1.6 million and $0.45 million had been paid to the Company as customer advances as at July 1, 2001 and July 1, 2000, respectively. Of the backlog amounts at July 1, 2001, $4.4 million represented orders from affiliates. It is expected that the existing backlog of orders will be filled within the current fiscal year. The Company's contracts generally provide that if a customer cancels an order, the customer's initial down payment for the MRI scanner is nonrefundable.

PATENTS AND LICENSES

     The Company currently has numerous patents in effect which relate to the technology and components of the MRI scanners. The Company believes that these patents, and the know-how it developed, are material to its business.

     Dr. Damadian granted an exclusive world-wide license to the Company to make, use and sell apparatus covered by certain domestic and foreign patents in his name relating to MRI technology. No patents covered by this license are in effect any longer.

     One of the patents, issued in the name of Dr. Damadian and covered by said license, was United States patent No. 3,789,832, Apparatus and Method for Detecting Cancer in Tissue (the "1974 Patent"). The development of the Beta 3000 was based upon the 1974 Patent, and Management believes that the 1974 Patent was the first of its kind to utilize MR to scan the human body and to detect cancer. The 1974 Patent was extended beyond its original 17-year term and expired in February, 1992. None of the recoveries with respect to the enforcement of this patent were received by Dr. Damadian.

     Historically, the patent for multiple angle oblique imaging generated significant revenues in connection with the enforcement and settlement of our patent litigations. As a result of these litigations and settlements, our competitors are now entitled to use this technology as well. This patent will expire in 2006.

     The Company has significantly enhanced its patent position within the industry and now possesses a substantial patent portfolio which provides the Company, under the aegis of United States patent law, "the exclusive right to make, use and sell" many of the scanner features which FONAR pioneered and which are now incorporated in most MRI scanners sold by the industry. The Company has 59 patents issued and 62 patents pending. A substantial number of FONAR's existing patents specifically relate to protecting FONAR's position in the high field iron frame open MRI market. The patents further enhance Dr. Damadian's pioneer patent (the 1974 Patent), that initiated the MRI industry and provided the original invention of MRI scanning. The 59 issued patents expire at various times between June 23, 2004 and November 25, 2018.

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

PRODUCT COMPETITION

    MRI SCANNERS

     A majority of the MRI scanners in use in hospitals and outpatient facilities and at mobile sites in the United States are based on high field air core magnet technology while the balance are based on open iron frame magnet technology. In 1998 the size of the MRI market in the United States was approximately $957 million. The market share of high field air core MRI's was approximately 57%. In 1999 the size of the MRI market in the United States was approximately $1.074 billion. FONAR's open iron frame MRI scanners are competing principally with high field air core scanners. The QUAD 12000 scanner, however, utilizing a 6,000 gauss (0.6 Tesla field strength) iron core electromagnet, is the first "open" MR scanner at high field strength. In addition FONAR's works-in-progress include a superconductive version of its open iron frame magnets.

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

     The principal competitive disadvantage of the Company's products is that they are not "high field strength" (1.0 Tesla +) magnets. As a general principle, the higher field strength can produce a faster scan. In some parts of the body a faster scan can be traded for a clearer picture. Although the Company believes that the lower cost of its systems plus the benefits of "openness" provided by its scanners compensate for the lower field strength, certain customers will still prefer the higher field strength.

     FONAR faces competition within the MRI industry from such firms as General Electric Company; Marconi Medical (formerly Picker International), Philips N.V., Toshiba Corporation, Hitachi Corporation and Siemens A.G. Most competitors have marketing and financial resources more substantial than those available to the Company and have in the past, and may in the future, heavily discount the sales price of their scanners. Such competitors sell both high field air core and iron frame products. FONAR's current market share of the market for MRI scanners is less than 1.0%. FONAR introduced the first "Open MRI" in 1982. "Open MRI" was made possible by FONAR's introduction of an MRI magnet built on an iron frame. Thus the magnetic flux generating apparatus of the magnet (magnet coils or permanent magnet bricks) was built into a frame of steel. The steel frame provided a return path for the magnetic lines of force and thereby kept the magnetic lines of force contained within the magnet. This enabled FONAR, from 1982 on, to show that the FONAR magnet was the only magnet that allowed the patients to stretch out their arms, the only "open" MRI.

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

     For an 11 year period from 1983-1994, Fonar's large competitors (with one exception) generally rejected Fonar's "open" design but by 1994 all (with one exception) added the iron frame "open" magnet to their MRI product line. In 1997 the sale of iron frame "open" magnets exceeded the sale of traditional air core superconductive magnets. One principal reason for this market shift, in addition to patient claustrophobia, is the awareness that the "open" magnet designs permit access to the patient to perform surgical procedures under MRI image guidance, a field which is now growing rapidly and is called "interventional MRI."

     Fonar's future OR-360 version of the Fonar 360 explicitly addresses this growing market reception of MRI guided surgical procedures but is not yet available as a product. Fonar's Indomitable and QUAD series magnets do also. Although not enabling a full operating theater as the OR-360 does, the iron frame "Open" QUAD and Indomitable designs permit ready access to the patient from four sides and therefore enables a wide range of interventional surgical procedures such as biopsies and needle or catheter delivered therapies to be performed under MRI image guidance. The "tunnel" air core superconductive scanners do not permit access to the patient while the patient is inside the scanner.

     While Fonar's current market share of the domestic MRI market is under 1.0%, FONAR expects to be a leader in domestic open market for several reasons. In MRI, scanning speed and image quality is controlled by the strength of the magnetic field. Fonar's QUAD 12000 scanner operates at almost twice the field strength of the next highest field strength open magnet, manufactured by Toshiba (0.6 Tesla vs. 0.35 Tesla). The Company's Fonar 360 and Indomitable scanners also operate at this field strength. High field MRI manufacturers convinced the marketplace for FONAR, and the marketplace accepts, that higher field strength translates directly into superior image quality and faster scanning speeds. This is the principal reason GE's 1.5 Tesla air core superconductive scanner achieved market dominance in the MRI market before the marketplace shifted and registered an increased demand for the iron frame "Open MRI." No companies possess the Fonar 360 and FONAR possesses the pioneer patents on "Open MRI" technology.

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

     The Company received approval to market its Beta 3000 and Beta 3000M scanners as Class III devices on September 26, 1984 and November 12, 1985. On July 28, 1988, the Magnetic Resonance Diagnostic Device which includes MR
Imaging and MR Spectroscopy was reclassified by the FDA to Class II status. Consequently, Fonar's products are now classified as Class II products. On June 25, 1992, Fonar received FDA clearance to market the Ultimate Magnetic Resonance Imaging Scanner as a Class II device. Fonar received FDA clearance to market the QUAD 7000 in April 1995 and the QUAD 12000 in November 1995. On March 16, 2000, Fonar received FDA clearance to market the Fonar 360 for diagnostic imaging (the Open Sky version). On August 9, 2000, the Company applied for FDA clearance for the Stand-Up MRI. The Company anticipates that it will need FDA clearance for Pinnacle MRI scanners and may need clearance for the OR-360 version of the Fonar 360.

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

     FONAR has initiated four Class II recalls. The recalls involved making minor corrections to the product in the field. Frequently, corrections which are made at the site of the device are called field corrections as opposed to recalls.


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

     Foreign governments have differing requirements concerning the import of medical devices into their respective jurisdictions. The European Union (EU), made up of 15 individual countries, has some essential requirements described in the EU's Medical Device Directive (MDD). In order to export to one of these countries, FONAR must meet the essential requirements of the MDD and any additional requirements of the importing country. The essential requirements are similar to some of the requirements mandated by the FDA. In addition the MDD requires that FONAR enlist a Notified Body to examine and assess our documentation (Technical Construction File) and verify that the product has been manufactured in conformity with the documentation. The notified body must carry out or arrange for the inspections and tests necessary to verify that the product complies with the essential requirements of the MDD, including safety performance and Electromagnetic Compatibility (EMC). Also required is a Quality System (ISO-9001) assessment by the Notified Body. Fonar was approved for ISO 9001 certification for its Quality Management System in April, 1999.

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

     As a result of the acquisition of RVDC, HMCA acquired the business of managing 21 MRI scanning centers. Eighteen of the scanning centers were managed pursuant to management agreements, and 3 of the centers are partnerships with RVDC as the general partner. Effective July 1, 1997, HMCA entered into new management agreements with the centers. Pursuant to the management agreements, HMCA provided comprehensive management services, including administrative services, office facilities, office equipment, supplies and personnel (except for physicians) to the centers. Service for the centers' MRI scanning equipment is provided under the management agreements in these cases. MRI scanning systems are provided to 9 of the centers pursuant to scanner leases entered into effective July 1, 1997. All of the facilities previously managed by RVDC are MRI scanning centers.

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

     The fourth completed acquisition, consummated effective March 20, 1998, was the acquisition of A & A Services, Inc. ("A & A Services"), an MSO managing four primary care practices in Queens County, New York. A & A Services provides the practices with management services, office space, equipment, repair and maintenance service for the equipment and clerical and other non medical personnel. The office locations for the practices are located in Woodhaven, Richmond Hill, Corona and Ridgewood in Queens County, New York and account for over 39,000 primary care patient visits per year. The assets owned by A&A Services included medical and office equipment and office furnishings. The purchase price for A&A was $10 million, $4 million of which was paid in cash at closing and $6 million of which is payable pursuant to promissory notes over a total of six years from closing. The notes are secured by the assets of the acquired businesses as of the date of the acquisition. Additional consideration is payable if net income for the acquired business exceeds $2.3 in any of the five years following the closing as follows: in each year, 75% of net income between $2.3 million and $2.8 million; 50% of net income between $2.8 million and $3.5 million and 25% of net income in excess of $3.5 million. During the fiscal year ended June 30, 2001, the net operating income from the A&A acquisition was approximately $234,000 million and for the years ended June 30, 2000 and June 30, 1999 approximately $1.2 million and $1.6 million, respectively.

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

     The fifth completed acquisition, consummated effective August 20, 1998, was the acquisition of Dynamic Health Care Management, Inc. ("Dynamic"). Dynamic is an MSO which manages three physician practices in Nassau and Suffolk Counties on Long Island, New York. The office locations for these practices are in Bellmore and Hempstead in Nassau County and Deer Park in Suffolk County and account for approximately 109,000 patient visits per year. The assets of Dynamic included therapy and rehabilitation equipment, office equipment and office furnishings. The purchase price for Dynamic was $11,576,231, consisting of $2.0 million in cash and the balance payable pursuant to promissory notes over an aggregate period of five years from the closing. The notes are secured by the assets of the acquired business as of the date of the acquisition.

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

     During the fiscal years ended June 30, 2001 and June 30, 2000, however, HMCA did not conclude any additional acquisitions primarily because it has not had the capital resources to acquire suitable businesses on favorable terms. HMCA was unable in negotiations to offer substantial cash payments at closing but had to seek longer payout terms. HMCA has been unable to identify any businesses available for acquisition which it believed represented good value on such terms.

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

     In the case of contracts with the MRI facilities, fees are charged by HMCA based on the number of procedures performed. In the case of the physical rehabilitation and medical practices, flat fees are charged on a monthly basis. Fees are subject to adjustment on an annual basis, but must be based on mutual agreement. The per procedure charges to the MRI facilities range from $250 to $760 per MRI scan. The monthly fees charged to the medical and physical rehabilitation practices range from approximately $53,850 to $272,500. Only one medical practice, located in Florida where the corporate practice of medicine is permitted, is owned by HMCA. Only one chiropractic practice managed by HMCA, providing HMCA with management fees of approximately $210,000 in fiscal 2001, is owned by a seller in an acquisitions.

     The practices and the facilities enter into contracts with managed care companies. With the exception of some capitated health plans in which the medical practices participate, neither HMCA's clients nor HMCA participate in any risk sharing arrangements capitated plans are those HMO programs where the provider is paid a flat monthly fee per patient. For the fiscal years ended June 30, 2001 and June 30, 2000, fees to HMCA's clients from capitated plans amounted to approximately $814,000 and $1.0 million, respectively, an amount equal to 2.2% and 2.9% respectively, of HMCA's revenues for the fiscal year. All of these were attributable to medical professional corporations managed by A & A Services, Inc., representing 26%, and 25% of their revenues in fiscal 2001 and fiscal 2000, respectively.


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

     Approximately 8.8% of the revenues of HMCA's clients are attributable to Medicare and 0.25% are attributable to Medicaid.

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

     HMCA's clients generate revenue from patients covered by no-fault insurance and workers' compensation programs. For the fiscal year ended June 30, 2001, Approximately 56% of our clients' receipts were from patients covered by no-fault insurance and approximately 10% of our client's receipts were from patients covered by worker's compensation programs. In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA could be required to modify its business practices and services in ways that could be more costly to HMCA or in ways that decrease the revenues which HMCA receives from its clients.

     HMCA believes that it and its clients are in compliance with applicable Federal, State and local laws. HMCA does not believe that such laws will have any material effect on its business.

EMPLOYEES

     As of July 1, 2001, the Company employed 585 persons on a full-time and part-time basis. Of such employees, 29 were engaged in marketing and sales, 43 in research and development, 82 in prodution, 45 in customer support services, 348 in administration (including 244 on site at facilities and offices managed by HMCA and 85 performing billing, collection and transcription services for those facilities) and 38 professional MRI technicians on site at diagnostic imaging centers managed by HMCA.

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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                                      None.

                                     Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the Nasdaq SmallCap market under the National Association of Securities Dealers Automated Quotation System ("NASDAQ") symbol FONR. The following table sets forth the high and low trades reported in NASDAQ System for the periods shown.

                     Fiscal Quarter              High   Low
                ----------------------------     ----   ----
                January - March         1998     3.09   2.38
                April   - June          1998     2.75   1.94
                July    - September     1998     2.50   1.25
                October - December      1998     2.00   0.97
                January - March         1999     1.78   1.19
                April   - June          1999     1.50   1.03
                July    - September     1999     1.18   0.91
                October - December      1999     3.25   0.69
                January - March         2000     5.00   1.63
                April   - June          2000     3.44   1.44
                July    - September     2000     3.47   1.50
                October - December      2000     2.31   1.03
                January - March         2001     2.00   0.97
                April   - June          2001     1.97   1.28
                July    - September 17, 2001     2.49   1.50


     On September 20, 2001, the Company had approximately 5,340 stockholders of record of its Common Stock, 12 stockholders of record of its Class B Common Stock, 4 stockholders of record of its Class C Common Stock and 4,063 stockholders of record of its Class A Non-voting Preferred Stock.

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


Item 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data has been extracted from the Company's consolidated financial statements for the five years ended June 30, 2001. This consolidated selected financial data should be read in conjunction with the consolidated financial statements of the Company and the related notes included in Item 8 of this form. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's business plan.


                                            As of, or For the Period Ended June 30,
                     --------------------------------------------------------------------------------
                        2001             2000            1999              1998             1997
                     ------------     ------------     ------------     ------------     ------------
STATEMENT OF
OPERATIONS

Revenues             $46,459,301      $39,993,797      $36,987,044      $27,554,357      $17,633,066

Cost of              $31,983,198      $30,431,069      $29,391,682     $ 23,841,844      $18,428,574
revenues

Research              $5,866,421       $5,532,325      $ 6,647,555     $  6,506,995      $ 3,928,035
and Development
Expenses

Net Income
(loss)              $(15,183,862     $(10,955,987)    $(14,215,763)     $(5,653,086)    $ 56,068,771

Basic and Diluted
Net income
(loss)                     $(.22)           $(.17)           $(.22)           $(.09)           $1.00
per common share

Weighted              68,633,758       66,304,716       64,071,151       61,175,986       56,097,965
average number
Of shares
outstanding *

BALANCE SHEET
DATA

Working
capital              $17,744,379      $24,439,609      $37,863,029      $54,426,483      $62,659,470
(deficit)

Total                $85,155,413      $84,599,037      $97,648,168     $108,447,780     $106,690,561
assets

Long-                $21,244,149      $20,969,186      $24,821,834      $16,003,479      $ 4,626,269
term debt
and obligations
under capital
leases

Stock-               $41,830,294      $51,284,758      $59,303,773      $72,572,486      $73,245,262
holder's
equity

     * Adjusted for stock dividend of Class A Non-voting Preferred Stock declared in October, 1995.

ITEM 7.   MANAGEMENT'S   DISCUSSION   AND   ANALYSIS  OF   FINANCIAL   CONDITION
     INTRODUCTION.

     The Company was formed in 1978 to engage in the business of designing, manufacturing and selling MRI scanners. In 1997, the Company formed a wholly-owned subsidiary, Health Management Corporation of America ("HMCA"), formerly known as U.S. Health Management Corporation, in order to expand into the physician and diagnostic management services business.

     FONAR's principal MRI products are its Stand-Up,  also called "Indomitable"
(TM), Fonar 360, QUAD and Echo MRI scanners. The Stand-Up MRI allows patients to be scanned for the first time under weight-bearing conditions. The Company is aggressively seeking new sales. The Stand-Up MRI is the only MRI capable of producing images in the weight bearing state. The Fonar 360, QUAD and Stand-Up MRI scanners are highly competitive and totally new non-claustrophobic scanners not previously available in the MRI market. At 0.6 Tesla field strength, the QUAD 12000 magnet is the highest field "Open MRI" in the industry, offering non-claustrophobic MRI together with high-field image quality for the first time. The Fonar 360 and Stand-Up MRI(TM) share the fundamental technology of the QUAD scanners and also have a field strength of 0.6 Tesla. The Company's work-in-progress Pinnacle MRI scanner will combine Fonar's iron frame magnet with a superconducting driver, and is expected to have a field strength between
0.6 and 1.0 Tesla. Fonar also offers the Echo, a low cost open MRI scanner. Fonar's works in progress also include an in-office extremities scanner. (See "Description of Business - Products, Works-in-Progress and Product Marketing.")

     HMCA commenced operations in July, 1997 and generates revenues from providing comprehensive management services (including development, administration, accounting and billing and collection services) together with office space, medical equipment, supplies and non-medical personnel to its clients. Revenues are in the form of management and leasing fees.

     RESULTS OF OPERATIONS. FISCAL 2001 COMPARED TO FISCAL 2000

     In fiscal 2001, the Company experienced a net loss of $15.2 million on revenues of $46.5 million, as compared to net loss of $11.0 million on revenues of $40.0 million for fiscal 2000. This represents a increase in the net loss of 38% and an increase in revenues of 16.2%. The Company's consolidated operating loss increased by 4.5% to $16.2 million for fiscal 2001 from a loss of $15.5 million for fiscal 2000.

     Revenues attributable to the Company's physician and diagnostic management services segment (HMCA) increased by 5.9% to $36.0 million in fiscal 2001 from $34.0 million in fiscal 2000. Operating income of $1.0 million was recognized from the Company's physician and diagnostic management services in fiscal 2001, as compared to an operating income of $2.5 million in fiscal 2000, representing a decrease of 60%.

     Revenues attributable to the Company's medical equipment segment increased by 75% to $10.5 million in fiscal 2001 from $6.0 million in fiscal 2000, reflecting an increase in scanner sales of 79.4%, from $3.4 million in fiscal 2000 to $6.1 million in fiscal 2001 and an increase in service revenue of 11.1%, from $1.7 million in fiscal 2000 to $2.0 million in fiscal 2001. The Company attributes the increase in scanner sales to the growing market penetration of its products, particularly its Stand-Up MRI, also called "Indomitable", which is unique in that it permits MRI scans to be performed on patients in the weight-bearing state.

     Notwithstanding the Company's expectation of increased demand for its MRI scanners, sales to unrelated parties increased by 113% in fiscal 2001 from $1.6 million in fiscal 2000 to $3.4 million in fiscal 2001. Sales to unrelated parties declined by 50% in fiscal 2000 from $3.2 million in fiscal 1999 to $1.6 million in fiscal 2000. The Company believes that its difficulties in achieving greater market penetration are primarily attributable to the better name recognition and larger sales forces of its larger competitors such as General Electric, Siemens and Hitachi and the ability of some of its competitors to offer attractive financing terms through affiliates, such as G.E. Capital.

     Results of operations for the medical equipment segment improved by 9% from a loss of $18.9 million in fiscal 2000 to a loss of $17.2 million in fiscal 2001. Increased license and royalty revenue (from $920,000 in fiscal 2000 to $2.4 million in fiscal 2001) was a principal factor.

     Other income of $1.0 million (principally the sales of a partnership interest) and investment income of $1.8 million were recognized by the Company in fiscal 2001 as compared to other income of approximately $5.6 million (principally the net proceeds from the Company's patent enforcement lawsuits) and investment income of $1.9 million in fiscal 2000. This represents a decrease of 82% in other income and a decrease of 5.2% in investment income. As a result, the net loss increased from $11.0 million in fiscal 2000 to $15.2 million in fiscal 2001.

Costs of revenues and expenses increased by 12.9% to $62.7 million in fiscal 2001 from $55.5 million in fiscal 2000. The increase in selling, general and administrative expenses was attributable primarily to the expansion of HMCA and expansion of Fonar's internal sales force.

     Cost of revenue for the Company's physician management services segment decreased from $23.6 million or 69.4% of related revenues for the year ended June 30, 2000 to $23.5 million or 65.2% of related revenues for the year ended June 30, 2001. Operating income of this segment declined from $2.5 million in fiscal 2000 to $1.0 million in fiscal 2001 due to increases in selling, general and administrative expenses of $1.9 million, increases in compensatory element of stock issueance of $1.4 million, increases in provision for bad debt expense of $.2 million offset by an improvement in gross profit of $2.0 million.

     Research and development expenses increased by 6.8% to $5.9 million in fiscal 2001 as compared to $5.5 million in fiscal 2000. This increase represented continued research and development of Fonar's scanners and its new hardware and software product, "Sympulse (TM)".

     Overall, costs of revenues and expenses for the Company's medical equipment segment, however, increased by 13.9% to $28.7 million in fiscal 2001 from $25.3 million in fiscal 2000.

     This reflects an increase of 41% in costs of product sales from $4.4 million in fiscal 2000 to $6.2 million in fiscal 2001. This also reflects an increase of 8.3% in selling, general and administrative expenses to $11.7 million in fiscal 2001 from $10.8 million in fiscal 2000.

     The increase in compensatory element of stock issuances from approximately $1.9 million in fiscal 2000 to $4.0 million in fiscal 2001 reflected greater use of Fonar's stock bonus plan to pay certain highly compensated employees and others in stock rather than cash.

     The higher provision for bad debt of $442,505 in fiscal 2001 as compared to $177,162 in fiscal 2000, reflected reserves for fees from HMCA managed facilities that were closed during the year.

     The amortization expense in fiscal 2001 and 2000 of approximately $1.2 million in each year reflects the amortization of goodwill attributable to HMCA's acquisitions.

     The Company recognized revenues of $1.6 million from the sale of its new Stand-Up scanners and of $1.1 million from the sale of Echo scanners in fiscal 2001. There were no sales of Stand-Up scanners or Echo scanners in fiscal 2000. Revenues generated by sales of QUAD MRI scanners decreased slightly by 6.3% from $3.2 million (8.1% of total revenues) in fiscal 2000 to $3.0 million (6.5% of total revenues) in fiscal 2001. Revenues attributable to sales of the Company's Ultimate scanners during the same periods were $0.00.

     Sales of Beta scanners were $0 in fiscal 2001 (0% of total revenues) and $84,255 (approximately 0.2% of total revenues) in fiscal 2000. The sales in fiscal 2000 represented the sale of refurbished equipment, as the company no longer manufactures Beta scanners.

     Product sales revenues for fiscal 2001 included revenues from the sale of seven scanners. Product sales revenues for fiscal 2000 included revenues from the sales of three scanners and for fiscal 1999, five MRI scanners, two of which were used scanners which Fonar had reacquired.

     Sales to affiliated parties, consisting of professional corporations owned by Dr. Damadian represented approximately 5.8% ($2,686,646) of the Company's revenues in fiscal 2001, as compared to 4.4% ($1,752,298) of the Company's revenues in fiscal 2000.

     Negative gross profit margins on product sales (negative 0.3% in fiscal 2001 and negative 31.7% in fiscal 2000) were principally attributable to the medical equipment segment operating at a low level of capacity and reflect the inefficiencies attendant to Fonar's fixed factory overhead expenses, such as salaries and benefits. The improvement in fiscal 2001 reflects increased sales volume.

     The Company is enthusiastic about the future of its FONAR 360 product line and Indomitable(TM) scanners which will bring a new plateau of "openness" to diagnostic MRI and a new frontier in surgery for performing surgical treatments using MRI images to guide surgery. The Company believes its new products are beginning to successfully penetrate the market, as reflected in the increase in product sales from approximately $3.4 million in fiscal 2000 to $6.1 million in fiscal 2001. In addition to increased product sales, the decline in service and repair fees has been reversed, as reflected by the increase in service and repair fees from $1.7 million in fiscal 2000 to $2.0 million in fiscal 2001.

     Continuing its tradition as the originator of MRI, the Company remained committed to maintaining its position as the leading innovator of the industry through aggressive investing in research and development. In fiscal 2001 the Company continued its investment in the development of its new MRI scanners, together with software and upgrades, with an investment of $6,621,225 in research and development ($754,804 of which was capitalized) as compared to $5,893,648 ($361,623 of which was capitalized) in fiscal 2000. The research and development expenditure was approximately 108% of revenues attributable to the Company's medical equipment segment (and 14.2% of total revenues) in 2001 and 174% of medical equipment segment revenues in 2000 (and 14.7% of total revenues). This represented a increase of approximately 12% in research and development expenses from fiscal 2000 to fiscal 2001.

     During the fiscal year ended June 30, 2001, the Company realized other income of approximately $1.0 million, principally from the sale of a partnership interest, as compared to other income of approximately $5.6 million (principally from the settlement of patent infringement disputes) in fiscal 2000. This represented a decline of 82%.


RESULTS OF OPERATIONS. FISCAL 2000 COMPARED TO FISCAL 1999

     In fiscal 2000, the Company experienced a net loss of $11.0 million on revenues of $40 million as compared to a net loss of $14.2 million on revenues of $37 million for fiscal 1999. This represented an decrease in the net loss of 22.5% and an increase in revenues of 8%.

     Revenues attributable to the Company's physician and diagnostic management services segment (HMCA) increased to $34.0 million in fiscal 2000 from $31.3 million in fiscal 1999, representing an increase of 8.6%.

     Operating income of $2.5 million was recognized from the Company's physician and diagnostic management services in fiscal 2000, as compared to income of $3.1 million in fiscal 1999, representing a decrease of 19.4%.

     Revenues attributable to the Company's medical equipment segment increased by 5.3% to $6.0 million in fiscal 2000 from $5.7 million in fiscal 1999, reflecting higher license fees and royalties in fiscal 2000.

     Results of operations for the medical equipment segment declined, from a loss of $18.7 million in fiscal 1999 to a loss of $18.9 million in fiscal 2000, representing a 1.1% decline.

     Other income of $1.0 million (principally the net proceeds from the Company's patent enforcement lawsuits) and investment income of $2.1 million were recognized by the Company in fiscal 1999 as compared to other income of $5.6 million (principally the net proceeds from the Company's patent enforcement lawsuits) and investment income of $1.9 million in fiscal 2000, representing an increase of 460% in other income and a decrease of 9.5% in investment income.

     Costs of revenues and expenses increased by 5.5% from $52.6 million in fiscal 1999 to $55.5 million in fiscal 2000, reflecting the expansion of the Company's physician and diagnostic management services operations.

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

     This also reflects an increase of 13% in general and administrative expenses to $8.7 million in fiscal 2000 from $7.7 million in fiscal 1999.

     Costs of revenue declined by 16.8% to $7.9 million in fiscal 2000 as compared to $9.5 million in fiscal 1999.

     Revenues generated by sales of QUAD MRI scanners were $2.6 million (approximately 7% of total revenues) in fiscal 1999 and $3.2 million (8% of total revenues) in fiscal 2000, representing an increase 23%. Revenues attributable to sales of the Company's Ultimate scanners during the same period were $0.00.

     Sales of Beta scanners were $430,000 in fiscal 1999 (approximately 1% of total revenues) and approximately $84,255 (approximately 0.2% of total revenues) in fiscal 2000.

     Product sales revenues for fiscal 2000 included revenues from the sale of three scanners, and for fiscal 1999, five MRI scanners, two of which were used.

     Sales to affiliated parties represented approximately 4.4% ($1.8 million) of the Company's revenues in fiscal 2000, as compared to approximately 0.4% ($150,000) in fiscal 1999.

     Gross profit margins on product sales to unrelated parties were negative (49%) in fiscal 1999 and negative (86.7%) in fiscal 2000. This reflected the losses on sales of the Company's QUAD scanners.

     To reduce the cost of manufacturing its QUAD scanners, the Company expanded its manufacturing capacity in fiscal 2000, 1999 and 1998 by acquiring approximately $2.1 million, $3.8 million and $1.4 million, respectively, worth of new capital equipment. In addition, the Company expanded its operating capacity by hiring additional personnel.

     Notwithstanding the Company's increased manufacturing activities, revenues attributable to the Company's medical equipment segment declined by 4.6% to approximately $6.2 million in fiscal 2000 from approximately $6.5 million in fiscal 1999. This trend reflected a decline in service revenue of 26.1% from $2.3 million in fiscal 1999 to $2.7 million in fiscal 2000.

     In fiscal 2000 the Company continued its investment in the development of its new MRI scanners, together with software and upgrades, with an investment of $5,893,648 ($361,323 of which was capitalized) in research and development as compared to $6,647,555 in fiscal 1999. The research and development expenditure was approximately 98% of revenues attributable to the Company's medical equipment segment and 14.7% of total revenues in 2000 and 102% of medical equipment segment revenues and 18% of total revenues in fiscal 1999.

     During the fiscal year ended June 30, 2000, the Company realized income of approximately $5.6 million from the settlement of various legal disputes, which were essentially its patent infringement actions, as compared to approximately $1.0 million in fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and marketable securities declined by 9% from $23.3 million at June 30, 2000 to $20.7 million at June 30, 2001. Principal uses of cash during fiscal 2001 included capital expenditures of $2.6 million, repayment of indebtedness and capital lease obligations in the amount of $5.7 million, costs of capitalized software development of $800,000 and costs in connection with debt financing of $200,000.

     Marketable securities approximated $6.1 million as of June 30, 2001 as compared to $11.5 million as of June 30, 2000. From June 30, 2000 to June 30, 2001 the Company maintained investments in equity securities of $0, reduced its investments in U.S. Government obligations from approximately $10.2 million to $4.1 million and increased its investments in corporate and government agency bonds from approximately $1.6 million to $1.9 million. This has had the intended effect of reducing the volatility of the Company's investment portfolio.

     Cash  provided  by  operating   activities  for  fiscal  2001  approximated
$1,316,000. Cash used in operating activities was attributable substantially to the funding of the net loss for fiscal 2001.

     Cash provided by investing activities for fiscal 2001 approximated $2.6 million. The principal source of cash from investing activities during fiscal 2001 consisted of the proceeds from the sale of marketable securities of $5.7 million less expenditures for property and equipment of approximately $2.6 million.

     Cash used in financing activities for fiscal 2001 approximated $1,085,000. The principal uses of cash in financing activities during fiscal 2001 consisted of repayment of principal on long-term debt of approximately $5.7 million and the principal sources were proceeds from the issuance of convertible debentures of $4.5 million and proceeds from the sale of a partnership interest of $750,000.

     Total liabilities increased since June 30, 2000 by approximately $9.9 million, or 30% to approximately $43.2 million at June 30, 2001. The increase in liabilities from June 30, 2000 was attributable principally to the issuance of convertible debentures and deferred license fee revenue.

     As at June 30, 2001, the Company's obligations included approximately $2.7 million in various state taxes. The Company has entered into payment plans with taxing authorities with respect to $1.5 million past due taxes.

     As of June 30, 2001, the Company had a bank credit facility of $5,500,000. The unused portion of the facility was approximately $329,000. The interest on loans made under the facility is either the bank's prime rate, as in effect from time to time or 0.5% plus the bank's cost of funds rate, as selected by Fonar when the loan is made.

     Advances and notes to affiliates and related parties increased by 33.33% from $1.2 million at June 30, 2000 to $1.6 million at June 30, 2001. As these are long-term assets, they tend to reduce the Company's liquidity.

     The Company's working capital surplus as of June 30, 2001 approximates $17.7 million, as compared to a working capital surplus of $24.9 million as of June 30, 2000.

     The change in the Company's working capital position resulted primarily from its investments in new equipment ($2.6 million), note payments primarily on the purchase prices for HMCA's acquisitions ($5.7 million), its overall operating losses, and an increase in its current liabilities of approximately $5 million ($23.4 million as at June 30, 2001 as compared to $18.4 million as at June 30, 2000.

     As at June 30, 2001, the Company had current assets of $41.1 million and current liabilities of $23.4 million, resulting in working capital of $17.7 million. The Company believes that these resources alone provide an adequate reserve to fund its operations for approximately two years. For the longer term, the Company will need to rely on income generated by sales of its MRI products and the profitability of HMCA.

     In order to conserve its capital resources, the Company has issued common stock under its stock bonus and stock option plans to compensate employers and non-employees for services rendered. In fiscal 2001, the compensatory element of stock issuances was $4.0 as compared to $1.9 for fiscal 2000. Utilization of equity in lieu of cash compensation has improved the Company's liquidity since it increases cash available for other expenditures.

     The foregoing trends in Fonar's capital resources are expected to improve as Fonar's MRI scanner products gain wider market acceptance and produce greater sales revenues.

     Capital expenditures for fiscal 2001 and 2000 approximated $2.6 million and $2.8 million, respectively, and substantially consisted of office and production equipment.

     Fonar has not committed to making capital expenditures in the 2002 fiscal year other than its intention to continue research and development expenditures at current levels.

     The Company's business plan currently includes an aggressive program for manufacturing and selling its new line of Open MRI scanners. In addition, the Company is enhancing its revenue by participating into the physician and diagnostic management services business through its subsidiary, HMCA.

     The Company's plan calls for a continuing emphasis on providing its customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from the Company's installed base of scanners were $1.7 million for the year ended June 30, 2000 and $2.0 million for the year ended June 30, 2001 (transactions between the Company and its subsidiaries are eliminated in the consolidation).

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET
             RISK

     The Company has investments in fixed rate instruments. None of the fixed rate instruments in which the Company invests extend beyond June 30, 2007. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by the Company at June 30, 2001.

                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE


         Date             Investments in Fixed Rate    Weighted Average
                                   Instruments          Interest Rate

         6/30/02                 512,110                    5.4%
         6/30/03               3,377,898                    5.8%
         6/30/04               1,157,820                    5.4%
         6/30/05                 353,734                    6.5%
         6/30/06                 399,569                    6.0%
         6/30/07                 200,000                    6.1%

Total:                         6,001,131

Fair Value
at 6/30/01                     6,085,266


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

Item 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       FONAR CORPORATION AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES







INDEPENDENT AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS
  At June 30, 2001 AND 2000

CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Three Years Ended June 30, 2001, 2000 and 1999

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  For the Three Years Ended June 30, 2001, 2000 and 1999

CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Three Years Ended June 30, 2001, 2000 and 1999

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SELECTED FINANCIAL DATA                                               (*)
  For the Five Years Ended June 30, 2001

SCHEDULE OF VALUATION ALLOWANCES
  For the three years ended June 30, 2001, 2000 and 1999              (**)


    (*)  Included in Part II, Item 6 of the Form.

    (**)  Included in Part II, Item 14 of this Form.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

                           To the Board of Directors
                       FONAR Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries as at June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows and schedules for each of the three years ended June 30, 2001. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and schedules referred to above present fairly, in all material respects, the consolidated financial position of FONAR Corporation and Subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

During each of the years in the three-year period ended June 30, 2001, a significant portion of the Company's revenues was from related parties (see Notes 2, 3, 5, 8 and 20).

                            /s/ Grassi & Co., CPAs, P.C.
                            GRASSI & CO., CPAs, P.C.

New York, New York
September 28, 2001

                       FONAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                              June 30,
                                                   -----------------------------
                                                       2001           2000
                                                   ------------    -------------

Current Assets:
  Cash and cash equivalents                        $ 14,630,334    $ 11,810,519
  Marketable securities                               6,085,266      11,484,176
  Accounts receivable - net                           7,450,284       8,025,940
  Accounts receivable - related medical
    practices                                         6,245,110       6,362,722
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                 1,768,856         968,159
  Inventories                                         3,725,375       3,536,169
  Investment in sales-type leases with related
    parties                                             191,304          57,832
  Investment in sales-type lease                        119,549            -
  Prepaid expenses and other current assets             903,751         604,059
                                                   ------------    ------------
     Total Current Assets                            41,119,829      42,849,576

Restricted Cash                                       5,500,000       5,000,000

Property and Equipment - Net                         10,637,397      11,227,454

Advances  and Notes to Related  Parties,
  Net of  discounts  and  allowance  for
  doubtful accounts of $316,035 and $904,000
  at June 30, 2001 and 2000, respectively             1,559,159       1,158,998

Investment in Sales-Type Leases with Related
  parties                                             2,513,703         872,603

Investment in Sales-Type Lease                          861,249            -

Notes Receivable, Net of allowance for
  doubtful accounts of $-0- and $477,456 at
  June 30, 2001 and 2000, respectively                  375,000         500,810

Excess of Cost  Over Net  Assets  of
  Businesses  Acquired,  Net of  accumulated
  amortization of $3,935,551 and $2,716,859
  at June 30, 2001 and 2000, respectively            20,438,298      21,656,990

Other Intangible Assets, Net                          1,853,506       1,035,924

Other Assets                                            297,272         296,682
                                                   ------------    ------------
     Total Assets                                  $ 85,155,413    $ 84,599,037
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                            June 30,
                                                  ------------------------------
                                                      2001             2000
                                                  ------------     -------------

Current Liabilities:
  Current portion of long-term
    debt and capital leases                        $  6,634,863    $  6,224,727
  Accounts payable                                    3,020,832       1,738,847
  Other current liabilities                           6,430,757       8,966,929
  Customer advances                                   1,672,522         582,551
  Income taxes payable                                  764,884         896,913
  Billings in excess of costs
    and estimated earnings on
    uncompleted contracts                               351,592            -
  Convertible debentures                              4,500,000            -
                                                   ------------    ------------
     Total Current Liabilities                       23,375,450      18,409,967


Long-term Debt and Capital Leases,
  Less Current Maturities                            10,109,286      14,744,459

Deferred Revenue - License Fee                        9,360,000            -

Other Liabilities                                       327,411         138,338
                                                   ------------    ------------
      Total Liabilities                              43,172,147      33,292,764
                                                   ------------    ------------
Minority Interest                                       152,972          21,515
                                                   ------------    ------------

Commitments,  Contingencies and
  Other  Matters  (Notes 1, 2,
  3, 5, 11, 12, 13, 16 and 21)

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                   (Continued)

                                                               June 30,
                                                    ----------------------------
                                                        2001            2000
                                                    ------------    ------------

Stockholders' Equity:
  Common stock - $.0001 par value; authorized
    -  85,000,000 and 60,000,000 shares;
    issued  -  59,524,455  and  56,315,471
    shares  at June 30,  2001 and  2000,
    respectively;  outstanding - 59,233,391
    and  56,026,207  shares at June 30,
    2001 and 2000, respectively                     $     5,952    $      5,631
  Class B common stock (10 votes per share) -
    $.0001 par value;  authorized - 4,000,000
    shares;  issued and outstanding - 4,211
    shares at June 30, 2001 and 2000, respectively         -              -
  Class C common stock (25 votes per share) -
    $.0001 par value; authorized - 10,000,000
    shares; issued and outstanding - 9,562,824
    shares at June 30, 2001 and 2000                        956             956
  Class A non-voting preferred stock - $.0001
    par value; authorized - 8,000,000 shares;
    issued and outstanding - 7,836,287 shares
    at June 30, 2001 and 2000                               784             784
  Preferred stock - $.001 par value;
    authorized - 10,000,000 shares; issued
    and outstanding - none                                 -               -
  Paid-in capital in excess of par value            104,984,020      98,581,757
  Accumulated other comprehensive income                 84,133        (264,808)
  Accumulated deficit                               (60,000,686)    (44,816,824)
  Notes receivable from stockholders                 (1,040,457)     (1,338,005)
  Unearned compensation                              (1,529,018)       (213,374)
  Treasury stock - 291,064 and 289,264  shares
    of common stock at June 30, 2001 and 2000,
    respectively                                       (675,390)       (671,359)
                                                   ------------    ------------
    Total Stockholders' Equity                       41,830,294      51,284,758
                                                   ------------    ------------
    Total Liabilities and Stockholders' Equity     $ 85,155,413    $ 84,599,037
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For the Years Ended June 30,
                                                  -----------------------------------------------
                                                      2001             2000             1999
                                                  -------------   --------------    -------------
Revenues
  Product sales - net                             $  3,370,826    $   1,606,229     $  3,230,467
  Product sales - related parties - net              2,686,646        1,752,298          150,000
  Service and repair fees - net                      2,016,337        1,692,537        2,301,488
  Patient revenue - net                             18,429,598       16,953,404       13,431,480
  Management and other fees - related
    medical practices - net                         17,531,894       17,069,329       17,831,609
  License fees and royalties                         2,424,000          920,000           42,000
                                                  -------------   --------------    -------------
      Total Revenues - Net                          46,459,301       39,993,797       36,987,044
                                                  -------------   --------------    -------------
Costs and Expenses
  Costs related to product sales                     3,206,385        2,281,709        4,786,773
  Costs related to product sales -
    related parties                                  2,956,668        2,141,207          145,030
  Costs related to service and repair fees           2,361,026        2,396,609        2,697,695
  Costs related to patient revenue                  13,579,824       11,862,405        8,894,414
  Costs related to management and other
    fees - related parties                           9,879,295       11,929,139       12,867,770
  Research and development                           5,866,421        5,532,325        6,647,555
  Selling, general and administrative               19,118,276       16,211,414       14,383,842
  Compensatory element of stock issuances for
    selling, general and administrative expenses     4,044,826        1,929,706          275,242
  Provision for bad debts                              442,505          177,162          628,836
  Amortization of excess of cost over
    net assets of businesses acquired                1,218,692        1,218,693        1,225,942
                                                  -------------   --------------    -------------
      Total Costs and Expenses                      62,673,918       55,500,369       52,553,099
                                                  -------------   --------------    -------------
Loss from Operations                               (16,214,617)     (15,506,572)     (15,566,055)

Interest Expense                                    (1,255,440)      (1,710,188)      (2,051,290)
Investment Income                                    1,841,869        1,919,744        2,110,780
Other Income                                           964,488        4,655,375        1,001,119
Minority Interests in Income of partnerships          (480,166)        (270,669)        (300,235)
                                                  -------------   --------------    -------------
Loss Before Provision (Benefit) for Taxes          (15,143,866)     (10,912,310)     (14,805,681)

Provision (Benefit) for Income Taxes                    39,996           43,677         (589,918)
                                                  -------------   --------------    -------------
      Net Loss                                    $(15,183,862)    $(10,955,987)    $(14,215,763)
                                                  =============   ==============    =============

Basic and Diluted Net Loss Per Share                     $(.22)           $(.17)           $(.22)
                                                         =====            =====            =====
Weighted Average Number of Shares                   68,633,758       66,304,716       64,071,151
  Outstanding                                     =============   ==============    =============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2001

                                                                            Class A
                                                                              Non-     Paid-in
                                  Per    Class A Common Stock    Class C    Voting     Capital in      Treasury
                                Share    --------------------    Common    Preferred   Excess of        Stock
                                Amount     Shares     Amount      Stock       Stock    Par Value        Amount
                                ------   ----------  --------   ---------  ---------  ------------    ----------
Balance - June 30, 2000         $  -     56,315,471  $  5,631   $     956   $    784   $98,581,757    $ (671,359)

Net loss                           -           -         -           -          -             -             -

Other comprehensive income,
       net of tax:
     Unrealized losses on
       securities arising
       during the year,
       net of tax                  -           -         -           -          -             -             -
Less:
Reclassification
adjustment
       for (gains)losses
       included in net loss        -           -         -           -          -             -             -

Exercise of stock options         1.17       24,000         2        -          -           28,170          -
Purchase of common stock          1.44         -         -           -          -             -           (4,031)
Stock issued to employees
  under stock bonus plans         1.61    1,636,602       164        -          -        2,636,417          -
Issuance of stock for
  professional services           1.50      435,976        44        -          -          653,895          -
Shares returned in
  cancellation of notes
  receivable                       -           -         -           -          -             -             -
Issuance of stock under
  consulting contracts            1.77      923,482        92        -          -        1,632,980          -
Issuance of stock for
  research and development
  expenses                        1.87      183,924        18        -          -          344,839          -
Issuance of stock for note
  receivable shareholders         2.06        5,000         1        -          -           10,311          -
Value assigned to
  warrants issued in
  debt financing                  1.14         -         -           -          -        1,095,651          -
Net reduction in notes
  receivable from
  stockholders                     -           -         -           -          -             -             -
Amortization of unearned
  compensation                     -           -         -           -          -             -             -
                                         ----------  --------   ---------   --------  ------------    ----------
BALANCE - JUNE 30, 2001                  59,524,455  $  5,952   $     956   $    784  $104,984,020     $(675,390)
                                         ==========  ========   =========   ========  ============    ==========

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2001

                                  Notes                             Accumulated
                               Receivable                              Other
                                  from             Unearned        Comprehensive     Accumulated                      Comprehensive
                               Stockholders      Compensation         Income           Deficit          Total         Income (Loss)
                               ------------      ------------      -------------    -------------    ------------     --------------
Balance - June 30, 2000        $(1,338,005)      $  (213,374)      $   (264,808)    $(44,816,824)    $51,284,758               -

Net loss                              -                 -                  -         (15,183,862)    (15,183,862)     $ (15,183,862)

Other comprehensive
  income, net of tax:
     Unrealized gains on
       securities arising during
       the year, net of tax           -                 -               342,050             -               -               342,050
     Less: Reclassification
       adjustment for
       (gains) losses
       included in net loss           -                 -                 6,891             -            348,941              6,891

Exercise of stock options             -                 -                  -                -             28,172               -
Purchase of common stock              -                 -                  -                -             (4,031)              -
Stock issued to employees
  under stock bonus plans             -                 -                  -                -          2,636,581               -
Issuance of stock for
  professional services               -                 -                  -                -            653,939               -
Shares returned in
  cancellation of notes
  receivable                          -                 -                  -                -               -                   -
Issuance of stock under
  consulting contracts                -           (1,247,813)              -                -            385,259                -
Issuance of stock for research
  and development expenses            -                 -                  -                -            344,857               -
Issuance of stock for notes
  receivable shareholders          (10,312)             -                  -                -               -                  -
Value assigned to warrants
  in debt financing                   -           (1,095,651)              -                -               -                  -
Net reduction in notes
  receivable from
  stockholders                     307,860              -                  -                -            307,860               -
Amortization of unearned
  Compensation                        -            1,027,820               -                -          1,027,820               -
                               ------------      ------------      -------------    -------------    ------------     --------------
                               $(1,040,457)      $(1,529,018)      $     84,133     $(60,000,686)    $41,830,294      $ (14,834,921)
BALANCE - JUNE 30, 2001        ============      ============      =============    =============    ============     ==============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2000

                                                                            Class A
                                                                              Non-       Paid-in
                                 Per     Class A Common Stock    Class C     Voting    Capital in      Treasury
                                Share    --------------------    Common    Preferred    Excess of        Stock
                                Amount     Shares     Amount      Stock      Stock     Par Value        Amount
                                ------   ----------  --------    --------  ---------   -----------    -----------
Balance - June 30, 1999         $  -     53,793,042  $  5,378    $    956  $    784    $95,385,863    $ (592,239)

Net loss                           -           -         -           -         -              -             -

Other comprehensive income,
      net of tax:
    Unrealized losses on
      securities arising
      during the year, net
      of tax                       -           -         -           -         -              -             -
    Less: Reclassification
      adjustment for (gains)
      losses included in net
      loss                         -           -         -           -         -              -             -

Exercise of stock options         1.13      389,000        39                              455,780          -
Purchase of common stock           .95         -         -           -         -              -          (79,120)
Stock issued to employees
  under stock bonus plans         2.00      193,523        20        -         -           396,662          -
Issuance of stock for
  professional services           1.51      490,000        49        -         -           742,323          -
Shares returned in
  cancellation of notes
  receivable                       -           -         -           -         -              -             -
Issuance of stock under
  consulting contracts            1.07    1,429,574       143        -         -         1,539,378          -
Issuance of stock for
  acquisition of Central
  Health Care                     3.19       19,332         2        -         -            61,751          -
Net reduction in notes
  receivable from
  stockholders                     -           -         -           -         -              -             -
Amortization of unearned
  compensation                     -           -         -           -         -              -             -
Conversion of Class B
  common stock to Class A
  common stock                     -          1,000      -           -         -              -             -
                                         ----------  --------    -------- ---------    -----------    ----------
BALANCE - JUNE 30, 2000                  56,315,471  $  5,631    $    956  $    784    $98,581,757    $ (671,359)
                                         ==========  ========    ======== =========    ===========    ==========

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2000

                                  Notes                             Accumulated
                                Receivable                             Other                                          Comprehensive
                                   from            Unearned        Comprehensive     Accumulated                          Income
                               Stockholders      Compensation         Income           Deficit          Total             (Loss)
                               ------------      ------------      -------------    -------------    ------------     -------------
Balance - June 30, 1999        $(1,226,148)      $  (206,878)      $   (203,106)    $(33,860,837)    $59,303,773

Net loss                              -                 -                  -         (10,955,987)    (10,955,987)     $ (10,955,987)

Other comprehensive income,
      net of tax:
    Unrealized losses on
      securities arising
      during the year, net
      of tax                          -                 -               (47,830)            -            (47,830)           (47,830)
    Less: Reclassification
      adjustment for (gains)
      losses included in net
      loss                            -                 -               (13,872)            -            (13,872)           (13,872)

Exercise of stock options         (391,250)             -                  -                -             64,569               -
Purchase of common stock              -                 -                  -                -            (79,120)              -
Stock issued to employees
  under stock bonus plans             -                 -                  -                -            396,682               -
Issuance of stock for
  professional services               -                 -                  -                -            742,372               -
Shares returned in
  cancellation of notes
  receivable                          -                 -                  -                -               -                  -
Issuance of stock under
  consulting contracts                -             (726,962)              -                -            812,599               -
Issuance of stock for
  acquisition of Central
  Health Care                         -                 -                  -                -             61,753               -
Net reduction in notes
  receivable from
  stockholders                     279,393              -                  -                -            279,393               -
Amortization of unearned
  compensation                        -              720,466               -                -            720,466               -
Conversion of Class B
  common stock to Class A
  common stock                        -                 -                  -                -               -                  -
                               ------------      ------------      -------------    -------------    ------------     -------------
BALANCE - JUNE 30, 2000        $(1,338,005)      $  (213,374)      $   (264,808)    $(44,816,824)    $51,284,758      $ (11,017,689)
                               ============      ============      =============    =============    ============     =============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED JUNE 30, 1999

                                                                            Class A
                                                                              Non-       Paid-in
                                 Per     Class A Common Stock    Class C     Voting    Capital in      Treasury
                                Share    --------------------    Common    Preferred    Excess of        Stock
                                Amount     Shares     Amount      Stock      Stock     Par Value        Amount
                                ------   ----------  --------    --------  ---------   -----------    -----------
Balance - June 30, 1998         $  -     52,954,465  $  5,294    $    956  $    784    $94,502,717    $ (395,445)

Net loss                           -          -         -           -          -             -             -

Other comprehensive income,
      net of tax:
    Unrealized losses on
      securities arising
      during the year, net
      of tax                       -          -         -           -          -             -             -
    Less: Reclassification
      adjustment for losses
      included in net loss         -          -         -           -          -             -             -

Purchase of common stock          2.03        -         -           -          -             -          (196,794)
Stock issued to employees
  under stock bonus plans         1.54      161,180        16       -          -           206,267         -
Issuance of stock for
  professional services            -        463,161        47       -          -           664,609         -
Shares returned in
  cancellation of notes
  receivable                       -       (190,000)      (19)      -          -          (539,357)        -
Issuance of stock under
  consulting contracts            1.37      202,018        20       -          -           275,817         -
Issuance of stock for
  acquisition of Central
  Health Care                     1.37      202,018        20       -          -           275,810         -
Net change in notes
  receivable from
  stockholders                     -          -         -           -          -             -             -
Amortization of unearned
  compensation                     -          -         -           -          -             -             -
Conversion of Class B
  common stock to Class A
  common stock                     -            200     -           -          -             -             -
                                         ----------  --------    -------- ---------    -----------    -----------
BALANCE - JUNE 30, 1999                  53,793,042  $  5,378    $    956  $    784    $95,385,863    $ (592,239)
                                         ==========  ========    ======== =========    ===========    ===========

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED JUNE 30, 1999

                                  Notes                             Accumulated
                                Receivable                             Other                                           Comprehensive
                                   from            Unearned        Comprehensive     Accumulated                          Income
                               Stockholders      Compensation          Income          Deficit          Total             (Loss)
                               ------------      ------------      -------------    -------------    ------------     --------------
Balance - June 30, 1998        $(1,854,450)      $      -          $    (42,296)    $(19,645,074)    $72,572,486

Net loss                              -                 -                  -         (14,215,763)    (14,215,763)      $(14,215,763)

Other comprehensive income,
      net of tax:
    Unrealized losses on
      securities arising
      during the year, net
      of tax                          -                 -              (194,647)            -           (194,647)          (194,647)
    Less: Reclassification
      adjustment for losses
      included in net loss            -                 -                33,837             -             33,837             33,837

Purchase of common stock              -                 -                  -                -           (196,794)
Stock issued to employees
  under stock bonus plans             -                 -                  -                -            206,283
Issuance of stock for
  professional services               -                 -                  -                -            664,656
Shares returned in
  cancellation of notes
  receivable                       539,376              -                  -                -               -
Issuance of stock under
  consulting contracts                -             (275,837)              -                -               -
Issuance of stock for
  acquisition of Central
  Health Care                         -                 -                  -                -            275,830
Net change in notes
  receivable from
  stockholders                      88,926              -                  -                -             88,926
Amortization of unearned
  compensation                        -               68,959               -                -             68,959
Conversion of Class B
  common stock to Class A
  common stock                        -                 -                  -                -               -
                               ------------      ------------      -------------    -------------    ------------     --------------
BALANCE - JUNE 30, 1999        $(1,226,148)      $  (206,878)      $  (203,106)     $(33,860,837)    $59,303,773       $(14,376,573)
                               ============      ============      =============    =============    ============     ==============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Years Ended June 30,
                                                  -----------------------------------------------
                                                       2001            2000          1999
                                                  -------------   --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $(15,183,862)   $ (10,955,987)    $(14,215,763)
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
     Minority interest in income of
       partnerships                                    480,166          270,669          300,235
     Depreciation and amortization                   4,712,767        4,670,473        4,657,819
     Amortization of unearned license fee           (2,340,000)            -                -
     License fee                                    11,700,000             -                -
     Gain on sale of partnership interest             (750,000)            -                -
     Issuance of stock for research and
       development expenses                            344,839             -                -
     Gain on sale of equipment                        (150,000)            -             (53,573)
     Imputed interest on deferred payment
       obligations                                      52,087          397,521          482,716
     Provision for bad debts                           442,505          177,162          628,836
     Compensatory element of stock
       issuances                                     4,049,210        1,929,706          275,242
     Stock issued for professional services            653,895          742,372          664,656
     Liabilities assumed by purchaser
       on sale of subsidiary                            -              (824,394)            -
     Deferred income taxes                              -                  -            (793,794)
     (Increase) decrease in operating
       assets, net:
         Accounts receivable                           215,656       (2,659,218)         643,202
         Accounts receivable - related
           parties                                      35,107        2,030,128       (3,431,425)
         Notes receivable                              125,810         (476,014)          40,955
         Costs and estimated earnings
           in excess of billings on
           uncompleted contracts                      (800,697)         495,291         (629,835)
         Inventories                                  (189,206)         701,609         (724,156)
         Sales-type lease receivable -
           related party                            (1,895,000)        (935,000)            -
         Sales-type lease receivable                (1,083,192)           4,565             -
         Principal payments received on
           sales-type lease - related
           parties                                     120,428             -                -
         Principal payments received on
           sales-type lease                            102,394             -                -
         Prepaid expenses and other current
           assets                                     (299,692)          97,374         (415,468)
         Other assets                                     (590)          (3,064)         239,817
         Receivables and advances to
           related parties                            (400,161)         275,691           65,425
     Increase (decrease) in operating
           liabilities, net:
             Accounts payable                        1,281,985         (434,425)         372,374
             Other current liabilities              (1,487,133)        (674,669)          56,758
             Customer advances                       1,089,971          487,033         (574,213)
             Billings in excess of costs
               and estimated earnings on
               uncompleted contracts                   351,592             -             (31,032)
             Other liabilities                         189,073            6,709           17,966
             Income taxes payable                      (52,029)         (60,227)           2,498
                                                  -------------   --------------    -------------
          NET CASH (USED IN) PROVIDED
            BY OPERATING ACTIVITIES                  1,315,923       (4,736,695)     (12,420,760)
                                                  -------------   --------------    -------------

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Years Ended June 30,
                                                  -----------------------------------------------
                                                       2001            2000          1999
                                                  -------------   --------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in marketable securities             $  5,747,851    $   8,651,820     $   (106,676)
  Expenditures for acquisitions                           -                -          (2,651,665)
  Purchases of property  and  equipment             (2,556,982)      (2,807,264)      (4,774,603)
  Costs of capitalized software development           (752,285)        (361,323)            -
  Proceeds from sale of equipment                      150,000             -                -
  Cost of patents and copyrights                          -                -             (19,686)
                                                  -------------   --------------    -------------
      NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                          2,588,584        5,483,233       (7,552,630)
                                                  -------------   --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible debenture                4,500,000             -                -
  Proceeds from long-term debt                         500,000             -                -
  Increase in restricted cash                         (500,000)            -                -
  Costs in connection with debt financing             (270,729)            -                -
  Repayment of borrowings and capital
    lease obligations                               (5,739,395)      (3,750,205)      (2,097,596)
  Proceeds from exercise of stock options
    and warrants                                        28,172           64,569             -
  Proceeds from sale of partnership interest           750,000             -                -
  Dividends paid                                          -                -          (3,909,366)
  Purchase of common stock                              (4,031)         (79,120)        (196,794)
  Distributions to holders of minority
    interests                                         (348,709)        (347,067)        (398,754)
                                                  -------------   --------------    -------------
      NET CASH USED IN FINANCING ACTIVITIES         (1,084,692)      (4,111,823)      (6,602,510)
                                                  -------------   --------------    -------------

INCREASE (DECRERASE) IN CASH                         2,819,815       (3,365,285)     (26,575,900)

CASH - BEGINNING OF YEAR                            11,810,519       15,175,804       41,751,704
                                                  -------------   --------------    -------------
CASH - END OF YEAR                                $ 14,630,334    $  11,810,519     $ 15,175,804
                                                  =============   ==============    =============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 1 - DESCRIPTION OF BUSINESS

FONAR Corporation (the "Company") or "FONAR") is a Delaware corporation, which was incorporated on July 17, 1978. FONAR is engaged in the research, development, production and marketing of medical scanning equipment, which uses principles of Magnetic Resonance Imaging ("MRI") for the detection and diagnosis of human diseases. In addition to deriving revenues from the direct sale of MRI equipment, revenue is also generated from its installed-base of customers through its service and upgrade programs.

Health Management Corporation of America ("HMCA") was organized by the Company in March 1997, as a wholly-owned subsidiary, in order to enable the Company to expand into the business of providing comprehensive management services to physicians' practices and other medical providers, including diagnostic imaging centers and ancillary services. The services provided by the Company include development, administration, leasing of office space, facilities and medical equipment, provision of supplies, staffing and supervision of non-medical personnel, legal services, accounting, billing and collection and the development and implementation of practice growth and marketing strategies.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships and certain medical practices managed as a result of the 1998 acquisitions of A&A Services, Inc. and Dynamic Health Care Management, Inc. Through its contractual arrangements with such medical practices, HMCA has established a controlling financial interest in such medical practices by meeting the six requirements of Emerging Issues Task Force ("EITF") Consensus No. 97-2. The six requirements met by HMCA that establish a controlling financial interest are as follows:

     Term
     ----
          The contractual agreement between HMCA and the medical practices have a term of 10 years or more.

          The contractual agreements are not terminable by the medical practice except in the case of gross negligence, fraud, or other illegal acts by HMCA, or the bankruptcy of HMCA.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation (Continued)
---------------------------

     Control
     -------
          HMCA has the exclusive authority over all decision making related to both of the following:

               Ongoing, major, or central operations of the medical practices, except for the dispensing of medical services.

               Total practice compensation of the licensed medical professionals as well as the ability to establish and implement guidelines for the selection, hiring and firing of these professionals.

     Financial Interest
     ------------------
          HMCA has a significant financial interest in the medical practices that meets both of the following criteria:

               The financial interest is unilaterally salable or transferable by HMCA.

               The financial interest provides HMCA with the right to receive income, both as ongoing fees and as proceeds from the sale of its interest in the medical practices, in an amount that fluctuates based on the performance of the operations of the medical practices and the change in the fair value thereof.

Accordingly, HMCA has commenced consolidation of such medical practices in 1998. All significant intercompany accounts and transactions have been eliminated in consolidation.

Net revenue from the consolidated medical practices including Superior Medical Services, Inc., Alliance Physical Medicine and Rehabilitation, P.C., Bellmore Medical Practice, P.C. and Dr. Giovanni Marciano and Dr. Glenn Muraca, Physicians, P.C. and the Company's wholly-owned Florida multi-specialty practice are reflected in the accompanying Consolidated Statement of Operations under the caption "Patient Revenues - Net". Net revenue from the management of related medical practices is reflected in the accompanying Consolidated Statements of Operations under the caption "Management and Other Fees - Related Medical Practices - Net".

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation (Continued)
---------------------------

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

Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and re-evaluates such designations as of each balance sheet date. At June 30, 2001, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in comprehensive income. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in the Consolidated Statement of Operations.

Inventories
-----------

Inventories consist of purchased parts, components and supplies, as well as work-in-process, and are stated at the lower of cost (materials, labor and overhead determined on the first-in, first-out method) or market.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue from sales-type leases are recognized when collectibility of the minimum lease payments is reasonably predictable and no important uncertainties surround the amount of unreimbursable costs yet to be incurred by the Company as lessor under the lease. The minimum lease payments, plus the unguaranteed residual value accruing to the benefit of the Company as lessor, are recorded as the gross investment in the lease. The difference between the gross investment in the lease and the sum of the present value of the minimum lease payments and unguaranteed residual value, accruing to the Company's benefit as lessor, are recorded as unearned income.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)
-------------------

Revenue under management and lease contracts is recognized based upon contractual agreements for management services rendered by the Company and leases of medical equipment under various agreements with related medical providers (the "PC's"). The PC's are primarily owned by Raymond V. Damadian, M.D., President and Chairman of the Board of FONAR. The Company's agreements with the PC's stipulate fees for services rendered and equipment leased, are primarily calculated on activity based efforts at pre-determined rates per unit of activity. All fees are re-negotiable at the anniversary of the agreements and each year thereafter.

Patient revenue from consolidated physician practices and the Company's wholly-owned Florida multi-specialty practice is recorded in the period that the services are rendered at established rates reduced by provisions for doubtful accounts and contractual adjustments. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements are recognized as contractual adjustments in the year final settlements are determined.

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

During the year ended June 30, 2001, the Company acquired a minority interest in a development stage company through the issuance of 270,000 shares valued at 344,857. The entire amount of the purchase price was charged to research and development expenses.

Advertising Costs
-----------------

Advertising costs are expensed as incurred.

Income Taxes
------------

Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


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

Earnings (Loss) Per Share
-------------------------

Basic earnings (loss) per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted earnings (loss) per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period.

Options and warrants to purchase 4,036,000, 427,000 and 388,000 shares of common stock were outstanding at June 30, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share due to losses for all years, as a result of the options and warrants being antidilutive. Additionally, convertible debentures, which are convertible into 2,200,000 shares at June 30, 2001 were antidilutive.

Cash and Cash Equivalents
-------------------------

The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents.

At June 30, 2001, the Company had cash deposits of $13,877,660 in excess of federally insured limits.

Restricted Cash
---------------

At June 30, 2001 and 2000, $5,500,000 of cash has been pledged as collateral on an outstanding bank loan and has been classified as restricted cash on the accompanying balance sheet.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
-----------------------------------

The financial statements include various estimated fair value information at June 30, 2001, 2000 and 1999, as required by Statement of Financial Accounting Standards 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

Stock-Based Compensation
------------------------

The Company accounts for its compensation and stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company provides proforma net income and proforma earnings per share disclosures for employee stock option grants, as if the fair-value-based method defined in SFAS No. 123 had been applied.

Stock-based compensation issued to employees and consultants is valued based on the quoted market price of the common stock at the time of issuance.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred and Unearned Financing Costs
-------------------------------------

Financing costs in connection with the May 24, 2001 convertible debenture offering is being amortized over one-year period of the obligation.

Comprehensive Income (Loss)
---------------------------

Comprehensive  income (loss)  generally  includes all changes in equity during a
period,   except  those   resulting  from   investments  by   shareholders   and
distributions to shareholders.

Computer Software
-----------------

Effective  July 1,  1998,  the  Company  adopted  the  provisions  of SOP  98-1,
"Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which revises the accounting for software development costs and requires the capitalization of certain costs. No adjustments were required as a result of this adoption.

Recent Accounting Pronouncements
--------------------------------

In fiscal 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133", and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of SFAS No. 133". These statements outline the accounting treatment for all derivative activity and the adoption did not have a significant effect on the Company's consolidated results of operations or financial position.

In fiscal 2001, the Company adopted the Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition". SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The adoption of SAB 101 had no effect on the Company's consolidated results of operations or financial position.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Accounting for Business Combinations" and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill, which arises from business combinations after June 30, 2001, cannot be amortized. In addition, SFAS No. 142 requires the discontinuation of goodwill amortization and the amortization of intangible assets with indeterminate lives effective the date the Company adopts the statement, which is expected to be June 30, 2002. The Company has six months from the date it adopts SFAS No. 142 to test for impairment and any impairment charge resulting from the initial application of the new rule must be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill and intangible assets with indeterminate lives should be tested for impairment annually or as needed.

Management is currently assessing the impact that the adoption of SFAS No. 142, but has not yet determined the impact that the adoption will have on its consolidated financial statements.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE  3 - ACQUISITIONS (Continued)

Affordable Diagnostics, Inc. (Continued)
----------------------------

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE  3 - ACQUISITIONS (Continued)

Central Health Care Management Service, Inc. (Continued)
-------------------------------------------

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

In April of 1999, HMCA entered into consulting agreements with the former shareholders of Central. Under such agreements, 202,018 registered shares of FONAR's common stock, valued at $275,837, were issued pursuant to consulting agreements covering the one-year period commencing April 1999. For the period ended June 30, 2001 $206,878 was charged to operations related to these agreements.

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

Contemporaneously with the acquisition of the management company, Dr. Damadian acquired 100% of the stock of the medical practices for nominal consideration.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE  3 - ACQUISITIONS (Continued)

A&A Services, Inc. (Continued)
------------------

Additional consideration is payable to the former shareholders of A&A, if operating income, as defined for the acquired business, exceeds $2.3 million in any of the five years following the closing as follows: in each year, 75% of operating income, as defined, between $2.3 million and $2.8 million; 50% of operating income, as defined, between $2.8 million and $3.5 million, and 25% of operating income, as defined, in excess of $3.5 million. The contingent additional purchase price is not determinable as of June 30, 2001 and, accordingly, has not been included in the allocated purchase price in light of the contingent nature of the arrangement. If the earnings objectives are ultimately achieved, the additional purchase price will be recorded as additional goodwill, subject to amortization over the stated period. No additional payments were due under the earnout provision for the years ended June 30, 2001, 2000 and 1999.

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

Contemporaneously with the acquisition of the management company, Dr. Damadian acquired 100% of the stock of the medical practices for nominal consideration.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE  4 - MARKETABLE SECURITIES

The following is a summary of marketable securities at June 30, 2001 and 2000:


                                                  2001
                               -------------------------------------------
                                               Unrealized
                                                Holding        Fair Market
                                   Cost           Gain            Value
                               -----------     ----------     ------------
U.S. Government Obligations    $ 4,128,191     $  63,849      $ 4,192,039
Corporate and government         1,872,942        20,285        1,893,227
  agency bonds                 -----------     ----------     ------------
                                $6,001,132     $  84,134      $ 6,085,266
                               ===========     ==========     ============


                                                  2000
                               -------------------------------------------
                                               Unrealized
                                                Holding       Fair Market
                                    Cost          Loss            Value
                               -----------     ----------     ------------
U.S. Government Obligations    $10,198,273     $(210,045)     $  9,988,228
Corporate and government
  agency bonds                   1,550,711       (54,763)        1,495,948
                               -----------     ----------     ------------
                               $11,748,984     $(264,808)     $ 11,484,176
                               ===========     ==========     ============


All debt securities are due within five years. Of the cost, at June 30, 2001, $512,110 is due within one year.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 5  -  ACCOUNTS   RECEIVABLE  AND  ACCOUNTS  RECEIVABLE  -  RELATED  MEDICAL
     PRACTICES, NET

Accounts receivable and accounts receivable - related medical practices, net are comprised of the following:

                                           As of June 30, 2001
                               -------------------------------------------------
                                                   Allowance
                                                  For Doubtful
                                                  Accounts and
                                 Gross            Contractual
                               Receivable          Allowances            Net
                               -----------        ------------        ----------
Receivable from equipment      $ 1,885,071         $ 1,033,331        $  849,740
  sales and service
  contracts
Receivable from medical         16,899,702          10,299,158         6,600,544
  services
                               -----------        ------------        ----------
                               $18,784,773        $ 11,332,489        $7,450,284
                               ===========        ============        ==========
Receivable from related PC's   $ 6,783,407        $    538,297        $6,245,110
                               ===========        ============        ==========


                                           As of June 30, 2000
                               -------------------------------------------------
                                                   Allowance
                                                  For Doubtful
                                                  Accounts and
                                 Gross            Contractual
                               Receivable          Allowances            Net
                               -----------        ------------        ----------
Receivable from equipment      $ 2,036,960         $   788,331        $1,248,629
  sales and service
  contracts
Receivable from medical         12,774,781           5,997,470        $6,777,311
  services
                               -----------         -----------        ----------
                               $14,811,741           6,785,801        $8,025,940
                               ===========         ===========        ==========
Receivable from related PC's   $ 6,516,454         $   153,732        $6,362,722
                               ===========         ===========        ==========


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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 5 - ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE - RELATED PARTIES, NET (Continued)

The Company's receivables from medical services consist of receivables from patients and third-party payors for medical services provided by consolidated physicians' practices and the Company's wholly owned Florida multi-specialty practice.

Collection by the Company of its accounts receivable may be impaired by the uncollectibility of medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Approximately 56%, 48% and 33%, respectively, of the medical practices' 2001, 2000 and 1999 net revenues were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company takes all legally available steps, including legally prescribed arbitrations, to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

Net revenues from the related PC's accounted for approximately 38%, 43% and 48% of the consolidated net revenues for the years ended June 30, 2001, 2000 and 1999, respectively.

Unaudited Financial Information of Unconsolidated Managed Medical Practices
---------------------------------------------------------------------------

Summarized financial information related to the 24 unconsolidated medical practices managed by the Company is not available. Substantially all of these medical practice books and records are maintained on the cash basis, and depreciates its assets on an accelerated tax basis and has a December 31 year end.

During the year ended June 30, 2001, the 24 unconsolidated medical practices had collections of approximately $21.5 million. As of June 30, 2001, the estimated net realizable value of the medical receivables of these medical practices approximated $9.7 million.


NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of June 30, 2001 and 2000 is as follows:
                                                         As of June 30,
                                                  ---------------------------
                                                     2001             2000
                                                  ----------       ----------
         Costs incurred on uncompleted
           contracts                              $2,248,706       $  829,441
         Estimated earnings                          560,558          138,718
                                                  ----------       ----------
                                                   2,809,264          968,159
         Less: Billings to date                    1,392,000             -
                                                  ----------       ----------
                                                  $1,417,264       $  968,159
                                                  ==========       ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES (Continued)

Included in the accompanying consolidated balance sheets under the following captions:

                                                       As of June 30,
                                                  ---------------------------
                                                     2001            2000
                                                  ----------       ----------
         Costs and estimated earnings in
           excess of billings on
           uncompleted contracts                  $1,768,856       $  968,159
         Billings in excess of costs and
           estimated earnings on
           uncompleted contracts                     351,592             -
                                                  ----------       ----------
                                                  $1,417,264       $  968,159
                                                  ==========       ==========

2) Customer advances consist of the following:

                                                        As of June 30,
                                                  ---------------------------
                                                     2001            2000
                                                  ----------       ----------
         Total advances from customers            $3,064,522       $  582,551
         Less: Advances from customers
                 on contracts under
                 construction                      1,392,000             -
                                                  ----------       ----------
                                                  $1,672,522       $  582,551
                                                  ==========       ==========


NOTE  7 - INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

                                                        As of June 30,
                                                  ---------------------------
                                                     2001            2000
                                                  ----------       ----------
         Purchased parts, components and
           supplies                               $3,049,879       $2,916,753
         Work-in-process                             675,496          619,416
                                                  ----------       ----------
                                                  $3,725,375       $3,536,169
                                                  ==========       ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE  8 - INVESTMENT IN SALES-TYPE LEASES

During the year ended June 30, 2001, the Company entered into two lease agreements, totaling $1,895,000, with related parties for MRI scanners, which are considered sales-type leases. The leases are payable in 120 monthly installments of $12,356 and $11,903, respectively, including interest at 10% and 8.5% per annum. The lessees can also elect to pay lump sums of $581,544 and $580,149, respectively, at the end of the 60-months. If the lease term is extended beyond 60 months, the lease may elect to purchase the scanner at the end of the second 60-month period for a purchase price of $1.

During the year ended June 30, 2001, the Company entered into a $1,050,000 lease agreement with an outside party for an MRI scanner, which is considered sales-type lease. The lease is payable in 75 monthly installments of $18,389 each, plus at the end of the 25-month lease, the lessee can elect to continue the lease for an additional five years, at a monthly payment of $18,389, including interest at 12.5% per annum, or pay a lump sum of $200,000.

During the year ended June 30, 2000, the Company entered into a $935,000 lease agreement with a related party for an MRI scanner which is considered a sales-type lease. The lease is payable in 120 monthly installments of $12,356, including interest at 10% per annum. The lessee can also elect to pay a lump sum of $581,544 at the end of 60 months. If the lease term is extended beyond 60 months, the lease may elect to purchase the scanner at the end of the second 60-month period for a purchase price of $1.

The Company's investment in sales-type lease as at June 30, 2001 and 2000 is as follows:

                                                        As of June 30,
                                                  ---------------------------
                                                     2001            2000
                                                  ----------       ----------
         Net minimum lease payments
           receivable                             $5,029,225       $1,310,548
         Less: Unearned income                     1,343,420          380,113
                                                  ----------       ----------
         Net Investment in Sales-type Lease       $3,685,805       $  930,435
                                                  ==========       ==========

         Current portion                          $  310,853       $   57,832
         Non-current portion                       3,374,952          872,603
                                                  ----------       ----------
                                                  $3,685,805       $  930,435
                                                  ==========       ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE  8 - INVESTMENT IN SALES-TYPE LEASES (Continued)

Future minimum lease payments are as follows:

         Years Ended June 30:
         -------------------
               2002                               $  310,853
               2003                                  329,883
               2004                                  366,611
               2005                                  981,558
               2006                                1,417,872
                                                     279,028
                                                  ----------
                                                  $3,685,805
                                                  ==========

NOTE  9 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2001 and 2000, is comprised of:

                                                       As of June 30,
                                                  ---------------------------
                                                     2001            2000
                                                  ----------       ----------
         Diagnostic equipment under lease        $ 1,263,181      $ 1,263,181
         Diagnostic equipment                      4,485,217        6,776,653
         Research, development and                 7,916,447        7,217,601
           demonstration equipment                 6,265,041        6,106,145
         Machinery and equipment                   3,222,076        3,181,390
         Furniture and fixtures                    2,444,947        2,364,088
         Equipment under leases                    3,185,611        2,572,728
         Leasehold improvements                  -----------      -----------
                                                  28,782,520       29,431,786

         Less: Accumulated depreciation           18,145,123       18,204,332
                 and amortization                -----------      -----------
                                                 $10,637,397      $11,227,454
                                                 ===========      ===========


Depreciation and amortization of property and equipment for the years ended June 30, 2001, 2000 and 1999 was $3,323,516, $3,237,384 and $3,139,585, respectively.

The equipment under lease has a net book value of $1,684,083 and $1,285,760 at June 30, 2001 and 2000, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 10 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2001 and 2000 are comprised of:
                                                          As of June 30,
                                                 ------------------------------
                                                    2001                2000
                                                 ----------          ----------
  Capitalized software development costs         $2,315,744          $1,560,941
  Patents and copyrights                          1,125,808           1,125,808
  Deferred financing costs                          270,729                -
                                                 ----------          ----------
                                                  3,712,281           2,686,749
  Less: Accumulated amortization                  1,858,775           1,650,825
                                                 ----------          ----------
                                                 $1,853,506          $1,035,924
                                                 ==========          ==========

Capitalized computer software costs are being amortized over 5 years. Patents costs are being amortized over 17 years. Deferred financing costs are being amortized over the life of the related debt agreement (see Note 13).

Amortization of other intangible assets for the years ended June 30, 2001, 2000 and 1999 was $207,951, $214,391 and $292,295, respectively, of which $141,727,
$148,167 and $208,098, respectively, relate to amortization expense for software development costs.

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

Class B Common Stock
--------------------

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. During the year ended June 30, 2000, 1,000 shares of Class B common stock were converted to common stock leaving 4,211 of such shares outstanding as of June 30, 2000 and 2001.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 11 - CAPITAL STOCK (Continued)

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

Stock option share  activity and weighted  average  exercise  prices under these plans  and  grants  for the years  ended  June 30,  2001,  2000 and 1999 were as follows:
                                              Number of      Weighted Average
                                                Shares        Exercise Price
                                              ---------      ----------------
         Outstanding, June 30, 1998             182,735          $ 4.62
         Granted                                205,000            1.23
         Exercised                                 -                -
         Forfeited                                 -                -
                                              ---------      ----------------
         Outstanding, June 30, 1999             387,735            4.62
         Granted                                413,000            1.52
         Exercised                             (374,000)           1.15
         Forfeited                                 -                -
                                              ---------      ----------------
         Outstanding, June 30, 2000             426,735            2.83
         Granted                                672,896            1.52
         Exercised                              (24,000)           1.18
         Forfeited                                 -                -
                                              ---------      ----------------
         Outstanding, June 30, 2001           1,075,631          $ 2.05
                                              =========      ================
         Exercisable at:
           June 30, 1999                        387,735          $ 4.62
           June 30, 2000                        426,735          $ 2.83
           June 30, 2001                        402,735          $ 2.93

The exercise price for options outstanding as of June 30, 2001 ranged from $0.75 to $5.00.

On March 10, 1997, HMCA adopted the 1997 Incentive Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 2,000,000 shares (as adjusted for the 8,000-for-1 stock split effective December 15, 1998) of the common stock of HMCA. Options to purchase 1,600,000 shares at an option price of $0.10 per share (as adjusted) were granted on March 10, 1997. One half of the options granted will not become exercisable unless and until the earlier of such time as HMCA successfully completes a public offering of its securities, or HMCA recognizes at least $10,000,000 in revenues for two consecutive fiscal quarters. The remainder of the options will not become exercisable until one year thereafter. The options will expire on March 9, 2007. No options have vested as of June 30, 2001.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 11 - CAPITAL STOCK (Continued)

Options (Continued)
-------

On December 16, 1998, HMCA adopted the 1998 Non-Statutory Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 500,000 shares of the common stock of HMCA. Options to purchase 500,000 shares at an option price of $1.00 per share were granted on December 16, 1998. The options granted will not become exercisable unless and until such time as HMCA successfully completes a public offering of its securities. The options will expire on December 15, 2008. No options have vested as of June 30, 2001.

On December 16, 1998, HMCA adopted the 1998 Incentive Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 2,000,000 shares of the common stock of HMCA. Options to purchase 670,000 shares at an option price of $1.00 per share were granted on December 16, 1998. 470,000 of the options granted will not become exercisable unless and until such time as HMCA successfully completes a public offering of its securities, and 200,000 of the options will not become exercisable until one year thereafter. The options will expire on December 15, 2008. No options have vested as of June 30, 2001.

Stock option share activity and weighted average exercise prices under the HMCA plans and grants for the three years ended June 30, 2001, 2000 and 1999 were as follows:
                                                Number of   Weighted Average
                                                 Shares      Exercise Price
                                                ---------   ----------------
Outstanding - June 30, 2000 and 1999            2,770,000        $ .48
Granted - June 30, 2001                              -              -
                                                ---------   ----------------
Outstanding - June 30, 2001 and 2000            2,770,000        $ .48
                                                =========   ================
Exercisable at June 30, 2001, 2000 and 1999          -           $ -
                                                =========   ================

The Company accounts for its stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been effected for the years ended June 30, 2001, 2000 or 1999 as follows:
                                 2001               2000                1999
                            -------------      -------------       ------------
 Net Loss:
   As reported              $(15,183,862)      $(10,955,987)       $ 14,215,763
   Proforma                 $(15,183,862)      $(11,059,237)       $ 14,256,763

 Loss Per Share:
   As reported                    $(0.22)            $(0.17)             $(0.22)
   Proforma                       $(0.23)            $(0.17)             $(0.22)

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 11 - CAPITAL STOCK (Continued)

Options (Continued)
-------

The fair value of the options granted under all plans is estimated at $0.52, $0.20 and $0.46, respectively, on the date of grant using the Black-Scholes option-pricing model based on the following assumptions for the years ended June 30, 2001, 2000 and 1999:

                                   2001               2000                 1999
All Plans:                        ------             ------    -          ------
  Dividend yield                     0%                 0%                   0%
  Expected volatility               98%                33%                  33%
  Expected life (years)              3                  3                    3

The risk-free interest rates were based upon a rate with maturity equal to expected term. U.S. Treasury instruments were utilized. The weighted average interest rate amounted to 5.0%.

Stock Bonus Plans
-----------------

On October 1, 2000 and May 9, 1997, the Board of Directors adopted Stock Bonus Plans. Under the terms of the Plans, 5,000,000 shares of common stock are available for the issuance under each plan as bonus or compensation. The stock bonuses may be awarded no later than September 30, 2010 for the 2000 Plan and March 31, 2007 for the 1997 Plan.

During fiscal 2001,  2000 and 1999,  3,001,060,  2,148,429  and 826,359  shares, respectively, were issued under the stock bonus plans, of which 1,636,602, 234,677 and 161,180 shares, respectively, were charged to operations as compensation expense, 435,976, 490,000 and 463,161 shares, respectively, were issued for professional services, 5,000, 19,332 and -0- shares, respectively, were issued in exchange for notes, 923,482, 1,403,420 and 202,018 shares, respectively, were issued in connection with consulting agreements, and -0-, 1000 and -0- shares, respectively, were issued upon conversion of Class B to Class A common stock.

Warrants
--------

In connection with the convertible debenture financing completed in May of 2001 (Note 13), the Company granted to the investor and the placement agent warrants to purchase a total of 959,501 common shares at an exercise price of $1.801 per share. The warrants are exercisable over a five-year period. The fair value of the warrants is estimated at $1.14 on the date of grant using the Black-Scholes pricing model. In addition, the Company granted to the investor callable warrants to purchase a total of 2,000,000 shares of common stock at fluctuating prices (Note 13).

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 12 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following:

                                                            As of June 30,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------

Construction loan converted into a capital lease
obligation  during August 1998.  The  obligation
requires  equal  monthly  payments   aggregating
$13,097,  including interest at 13.2% per annum,
through   August   2003.   The   obligation   is
collateralized  by  the  related  equipment.         $   274,931    $   387,580

Promissory    note    payable    to   a    bank,
collateralized  by  $5  million  certificate  of
deposit,  requiring monthly payments of interest
only,  at a  variable  rate  based on the bank's
prime rate (4.56% at June 30, 2001) with payment
of the entire principal due on March 20, 2003.         5,000,000      5,000,000

Note payable to the former  shareholders  of A&A
Services,  Inc.  The note calls for 16 quarterly
payments of  $300,044,  including  interest at a
rate of 6%,  commencing March 20, 1999. The note
is  collateralized  by all of the  assets of the
acquired   business  and  guaranteed  by  FONAR.       1,709,406      2,767,060


Note  payable to the former  shareholder  of A&A
Services,  Inc.  The  note  calls  for 60  equal
monthly  installments  of principal and interest
of $25,000,  including  interest at a rate of 6%
per annum,  commencing  April 20, 1998. The note
is  collateralized  by all of the  assets of the
acquired   business  and  guaranteed  by  FONAR.         497,199        758,788

Note  payable  calling for  monthly  payments of
$9,034,  including  interest at a rate of 8.875%
through July 2002. The loan is collateralized by
equipment  located in Ellwood,  Pennsylvania.            101,779        205,262

Note  payable  to  the  former  shareholders  of
Dynamic  Health Care  Management,  Inc. The note
calls for three  annual  payments of  principal,
including  interest at a rate of 6%,  commencing
August 20, 1999. The note is  collateralized  by
all of the assets of the  acquired  business and
guaranteed by FONAR.                                     972,824      1,877,776

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 12 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (Continued)

                                                           As of June 30,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------

Note  payable  to  the  former  shareholders  of
Dynamic  Health Care  Management,  Inc. The note
calls for monthly  installments of principal and
interest   of  $65,417   for  the  first   eight
installments,   followed   by  $16,667  for  the
remaining  52  installments.   The  installments
include  interest  at a rate of 7.5% per  annum.
The note is  collateralized by all of the assets
of  the  acquired  business  and  guaranteed  by
FONAR.                                               $   399,881    $   564,341

Deferred   payment    obligation,    aggregating
$5,490,000,  payable to the former  shareholders
of Dynamic  Health  Care  Management,  Inc.  The
obligation   is  payable   over   three   years,
commencing  August 20,  2000,  with  interest at
7.5%  per  annum.   The   obligation   has  been
recorded,   net   of   discount   of   $739,324,
representing   the   value   of   the   two-year
interest-free  provision of this  obligation.  A
$100,000  principal payment was made in November
1998. The obligation is collateralized by all of
the  assets  of  the   acquired   business   and
guaranteed by FONAR.                                   3,842,057      5,337,913

Deferred   payment    obligation,    aggregating
$2,000,000, payable to the former shareholder of
A&A  Services,  Inc. The  obligation  is payable
over four years,  commencing  December 20, 2000,
with  interest at 6% per annum.  The  obligation
has  been   recorded,   net  of  a  discount  of
$220,000,  representing  interest  imputed  at a
rate of 6% over two  years.  The  obligation  is
collateralized  by  all  of  the  assets  of the
acquired   business  and  guaranteed  by  FONAR.       1,277,770      2,000,000

Four  promissory  notes  payable  to the  former
shareholders  of Central Health Care  Management
Services,  LLC.  Each  note  calls for two equal
annual installments of $11,458, plus interest at
prime rate,  plus 2%, per annum  (11.50% at June
30,   2000),    commencing   April   2000.   The
obligations  under each note are  guaranteed  by
FONAR.                                                    18,197         68,749

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 12 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (Continued)

                                                           As of June 30,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------

Four  promissory  notes  payable  to the  former
shareholders  of Central Health Care  Management
Services,  LLC.  Each  note  calls for two equal
annual installments of $57,500, plus interest at
prime  rate,  plus 2% per annum  (11.50% at June
30,   2000),    commencing   March   2000.   The
obligations  under each note are  guaranteed  by
FONAR.                                               $   127,119    $   283,247

Capital  lease  requiring  monthly  payments  of
$28,997,  including  interest at a rate of 9.95%
per  anum  through  April  2004.   The  loan  is
collateralized by the related equipment.                 856,055           -

Note payable in monthly installments of $15,686,
including  interest  at a rate of 9.25% per anum
through February 2003.                                   289,697           -

Promisory note payable to a bank, collateralized
by $500,000  certificate  of deposit,  requiring
monthly payments of interest only, at a variable
rate  based on the bank's  prime rate  (6.75% at
June 30,  2001)  with a  payment  of the  entire
princiapl due on July 2, 2001.                           500,000           -

Capital  lease  requiring  monthly  payments  of
$12,595,  including  interest  at a  rate  of 9%
through   October   1,   2002.   The   loan   is
collateralized  by  related  equipment.                  112,479        247,824

Capital lease dated October 13, 1995 - $513,692,
due $11,173 per month,  commencing October 1995,
including  interest  of 11% for 60  months.  The
lease   is   collateralized   by   the   related
equipment.                                                  -           183,243

Capital lease dated June 4, 1996 - $412,550, due
$8,972   per   month,   commencing   July  1996,
including  interest  of 11% for 60  months.  The
lease   is   collateralized   by   the   related
equipment.                                                  -           174,407

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 12 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (Continued)

                                                           As of June 30,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------

Other (including capital leases for property and
equipment)                                               764,755      1,112,996
                                                     -----------    -----------
                                                      16,744,149     20,969,186
          Less: Current maturities                     6,634,863      6,224,727
                                                     -----------    -----------
                                                     $10,109,286    $14,744,459
                                                     ===========    ===========


The maturities of long-term debt, including debt in arrears, over the next five years and thereafter are as follows:

                         Years Ended
                          June 30,
                         -----------
                            2002              $ 6,634,863
                            2003                9,518,656
                            2004                  548,156
                            2005                   40,900
                            2006                    1,574
                                              -----------
                                              $16,744,149
                                              ===========


NOTE 13 - CONVERTIBLE DEBENTURES

Pursuant to a securities purchase agreement, dated May 24, 2001, between the Company and an investor group, the Company issued and sold to the investor group on that date for an aggregate purchase price of $4.5 million:

     4% convertible debentures due June 30, 2002 in the aggregate principal amount of $4.5 million, convertible into shares of the Company's common stock at a conversion price of $2.047 per share, subject to adjustment.

     Purchase warrants to purchase an aggregate of 959,501 shares of the Company's common stock at an initial exercise price of $1.801 per share, subject to adjustment; and

     Callable warrants to purchase an aggregate of 2,000,000 shares of the Company's common stock at a fluctuating exercise price which will vary depending on the market price for the Company's common stock.

In connection with the issuance of the debentures, the Company paid a placement fee in the amount of $157,500. In addition, the Company issued 300,000 purchase warrants to the placement agent.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 13 - CONVERTIBLE DEBENTURES (Continued)

The debentures are convertible at the option of the holder at a price of $2.047 per share. If the holders decide not to convert, the debenture is payable in ten monthly installments of $450,000 commencing October 1, 2001. At the option of the Company, the principal installments can be either in cash or shares of the Company's' common stock, valued at the lesser of: a) 90% of the average of the four lowest closing bid prices during the preceding month, or b) the average of the four lowest closing bid prices during the preceding calendar month, less $0.125.

The purchase warrants cover 959,501 shares of common stock and have an exercise price of $1.801 per share, subject to adjustment. The exercise period extends to May 24, 2006.

The callable warrants cover 2,000,000 shares of common stock and have a variable exercise price. Subject to a maximum price of $6.00 per share and a minimum price of $2.00 per share, which is subject to adjustment, pursuant to the terms of the warrants, the exercise price will be equal to the average closing bid price of the Company's common stock for the full calendar month preceding the date of exercise. The exercise period extends to May 24, 2004.

The Company has the option of redeeming up to 200,000 callable warrants per month at a price of $0.01 per underlying warrant share, if the average closing bid price of its common stock is greater than 115% of the warrant price in effect for five consecutive trading days in any calendar month.

The debentures and warrants provide for proportionate adjustments in the event of stock splits, stock dividends and reverse stock splits. In addition, the conversion and exercise prices will be reduced, with certain specified exceptions, if the Company issues shares at lower prices, then the debenture conversion or warrant exercise prices, or less than market price for its common stock.

The terms of the registration rights agreement with the investor requires the Company to register approximately two times the number of shares necessary to repay the debentures in common stock at the lower of the market price, as computed under the agreement, or the conversion price, plus the number of shares underlying the warrants.

                     FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 14 - INCOME TAXES

Components of the provision (benefit) for income taxes are as follows:

                                      2001            2000            1999
                                    --------        --------        ---------
         Current:
           Federal                  $   -           $   -           $   -
           State and local            39,996          43,677          203,876
                                    --------        --------        ---------
                                      39,996          43,677          203,876
                                    --------        --------        ---------

         Deferred:
           Federal                      -               -            (659,794)
           State and local              -               -            (134,000)
                                    --------        --------        ---------
                                        -               -            (793,794)
                                    --------        --------        ---------
             Totals                 $ 39,996        $ 43,677        $(589,918)
                                    ========        ========        =========

A reconciliation of the federal statutory income tax rate to the Company's effective tax rate as reported is as follows:

                                       2001            2000             1999
                                      -------        -------          -------
         Taxes at federal statutory
           Rate                       (34.0)%        (34.0)%          (34.0)%
         State and local income
           taxes, net of federal
           benefit                      0.3            0.4              0.3
         Permanent differences          0.7            1.1              0.8
         Unutilized net operating
           losses and tax credits      33.3           32.9             28.9
                                      -------        -------          -------
         Effective income tax rate      0.3 %          0.4%            (4.0)%
                                      =======        =======          =======

As of June 30, 2001, the Company has net operating loss carryforwards of approximately $52,392,000 that will be available to offset future taxable income at various dates through June 2020. Additionally, for federal income tax purposes, the Company has research and development tax credit carryforwards aggregating $2,142,081, which are accounted for under the flow-through method. The tax credit carryforwards expire as follows:

                         June 30:
                         -------
                          2006               $  101,334
                          2007                  258,200
                          2008                  172,207
                          2016                   70,145
                          2017                  402,590
                          2018                  432,195
                          2019                  378,193
                          2020                  327,217
                                             ----------
                                             $2,142,081
                                             ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 14 - INCOME TAXES (Continued)

In addition, for New York State income tax purposes, the Company has tax credit carryforwards aggregating $1,070,000, which are accounted for under the flow-through method. The tax credit carryforwards expire during the years 2007 to 2016.

Significant components, tax effected, of the Company's deferred tax assets and liabilities at June 30, 2001 and 2000 are as follows:

                                                     2001             2000
                                                 -----------      -----------
         Deferred tax assets:
           Allowance for doubtful accounts       $ 1,045,768      $ 1,022,807
           Non-deductible accruals                   772,072          621,067
           Net operating carryforwards            20,675,405        9,896,000
           Tax credits                             3,211,726        3,136,906
           Inventory capitalization for
             tax purposes                             84,000           84,000
                                                 -----------      -----------
                                                  25,788,970       14,760,780
         Valuation allowance                     (24,393,453)     (13,924,203)
                                                 -----------      -----------
         Net deferred tax assets                   1,395,517          836,577
                                                 -----------      -----------

         Deferred tax liabilities:
           Fixed assets and depreciation             974,462          661,019
           Capitalized software costs                421,055          175,558
                                                 -----------      -----------
         Gross deferred tax liabilities            1,395,517          836,577
                                                 -----------      -----------
         Net deferred tax liabilities            $      -         $      -
                                                 ===========      ===========

The net change in the valuation allowance for deferred tax assets increased by approximately $10,469,000.


NOTE 15 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:

                                                      2001            2000
                                                  ----------       ----------

         Unearned revenue on service contracts    $  906,602       $  775,032
         Accrued bonuses                             397,012          729,546
         Accrued payroll taxes                       250,475          282,158
         Accrued interest                            140,309          259,224
         Accrued salaries and commissions          1,019,146          870,663
         Accrued professional fees                   224,882          653,102
         Litigation judgements                       268,091        2,440,037
         Excise and sales taxes                    2,655,678        1,847,805
         Other                                       568,562        1,109,362
                                                  ----------       ----------
                                                  $6,430,757       $8,966,929
                                                  ==========       ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company rents its operating facilities and certain equipment pursuant to operating lease agreements expiring at various dates through February 2009. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

Future minimum lease commitments consisted of the following at June 30, 2001:

                                                  Facilities
         Year Ended                                 and
          June 30,                                Equipment         Capital
         ----------                              -----------      -----------
            2002                                 $ 2,949,273      $   730,801
            2003                                   2,628,258          591,688
            2004                                   2,383,492          312,611
            2005                                   1,563,482           18,432
            2006                                   1,505,441             -
         Thereafter                                5,143,688             -
                                                 -----------      -----------
         Total minimum obligations               $16,173,634        1,653,532
                                                 ===========
         Less: Amount representing
                 interest                                            (222,163)
                                                                  -----------
         Present value of net minimum
           lease obligations                                      $ 1,431,369
                                                                  ===========

Rent expense for operating leases approximated $3,307,000, $3,235,000 and $3,266,000 for the three years ended June 30, 2001, 2000 and 1999, respectively.

Litigation
----------

On April 27, 2000, Beal Bank, S.S.B. filed a motion for summary judgement against Melville Magnetic Resonance Imaging, P.C. ("Melville Magnetic") and the Company in a litigation in the New York Supreme Court, Suffolk County. The summary judgement motion sought recovery of the principal, plus accrued interest on a promissory note executed by Melville Magnetic and guaranteed by the Company. The court subsequently granted Beal Bank's motion and entered judgement against Melville Magnetic and the Company in the amount of $1.4 million. On February 5, 2001, the Company paid the judgement in full in order to stop the accrual of interest. On February 6, 2001, Melville Magnetic and the Company filed an appeal from the judgement. The Company has charged back Melville Magnetic $754,000 related to this payment. Such amount is included in notes receivable as of June 30, 2001. Included in accrued liabilities at June 30, 2000 was $650,000 related to this judgement. No additional charge to earnings was necessary for the year ended June 30, 2001.

During the quarter ended March 31, 2001, the Company settled its Kivitz judgement litigation for a payment of $1.225 million. The full amount of the judgement was accrued for as of June 30, 2000. No additional charge to earnings was necessary for the year ended June 30, 2001.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

License Agreement and Self-Insurance
------------------------------------

The Company has license agreements with two separate companies, which require the Company to pay a royalty on the Company's future sales of certain NMR imaging apparatus. Royalty expense charged to operations for the years ended June 30, 2001, 2000 and 1999 approximated $33,000, $36,000 and $50,000, respectively.

The Company is self-insured with respect to product liability. During the fiscal years ended June 30, 2001, 2000 and 1999, no material claims arose.

In July 2000, the Company entered into a license agreement, pursuant to which it licensed certain of its intellectual assets on a non-exclusive basis. Remuneration payable to the Company under this agreement is $11.7 million, of which $9.0 million was received in September of 2000 and $2.7 million in January of 2001. The license fee of $11.7 million is being recognized as income ratably over the five-year period ending June 30, 2005.

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

Minimum annual payments, excluding bonuses, incentives and cost of living increases under these contracts are as follows:

                      Years Ended
                       June 30,
                      -----------
                         2002                  $  600,000
                         2003                     683,000
                         2004                   1,097,000
                         2005                   1,190,000
                         2006                   1,220,000
                      Thereafter                2,613,000
                                               ----------
                                               $7,403,000
                                               ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

Employee Benefit Plans
----------------------

The Company has a non-contributory 401(k) plan (the "Plan"). The Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were no employer contributions to the Plan for the years ended June 30, 2001, 2000 and 1999.

The shareholders of the Company approved the 2000 Employee Stock Purchase Plan ("ESPP") at the Company's annual shareholders' meeting in April 2000. The ESPP provides for eligible employees to acquire common stock of the Company at a discount, not to exceed 15%. The Plan has not been put into effect as of June 30, 2001.

Letters of Credit
-----------------

At June 30, 2001, the Company had outstanding letters of credit with a commercial bank for $390,000 for purposes of collateralizing the Company's obligation to a third party for the purchase of inventory.

In connection with various operating leases for its operating facilities, the Company is required to maintain standby letters of credit with a commercial bank of approximately $68,000 for purposes of collateralizing future lease payments under the respective lease agreements.


NOTE 17 - OTHER INCOME (EXPENSE) AND SUPPLEMENTARY PROFIT AND LOSS DATA

Other income (expense) consists of:

                                           For the Years Ended June 30,
                                 --------------------------------------------
                                    2001             2000             1999
                                 ----------       ----------       ----------
Other income                     $  101,725       $   93,425       $   32,950
Gain on sale of subsidiary/
  partnership interest              712,781        1,021,950             -
Gain on settlement of
 various legal disputes and
 other claims                          -           3,540,000        1,618,169
Gain on sale of property            150,000             -                -
Litigation provision                  -                 -            (650,000)
                                 ----------       ----------       ----------
                                 $  964,506       $4,655,375       $1,001,119
                                 ==========       ==========       ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 17 - OTHER INCOME (EXPENSE) AND SUPPLEMENTARY PROFIT AND LOSS DATA (Continued)

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

In October 2000, the Company sold its interest in the partnership of AMD Southfield Michigan Limited Partnership for $750,000. AMD Southfield operates an MRI Scanning Center in Michigan. The Company recognized a pre-tax gain of $750,000.

In June 2001, HMCA sold the stock of its subsidiary, Medical Specialties, Inc. and Diagnostic Services, Inc. for a promissory note for $50,000, resulting in a loss of $37,000.

Advertising expense approximated $2,022,000, $2,140,000 and $2,191,000 for the years ended June 30, 2001, 2000 and 1999, respectively. Maintenance and repair expenses totalled approximately $905,000, $758,000 and $491,000 for the years ended June 30, 2001, 2000 and 1999, respectively. Royalty expenses approximated $33,000, $36,000 and $49,000 for the years ended June 30, 2001, 2000 and 1999, respectively. Amortization of intangible assets was approximately $1,427,000, $1,433,000 and $1,518,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

NOTE 18 - SUPPLEMENTAL CASH FLOW INFORMATION

During  the  years  ended  June  30,  2001,  2000 and  1999,  the  Company  paid
$1,261,379, $1,596,931 and $1,768,481 for interest, respectively. During the years ended June 30, 2001, 2000 and 1999, the Company paid $39,997, $20,144 and $201,388 for income taxes, respectively.

During the year ended June 30, 1999, the Company acquired the assets and assumed the liabilities of various entities. The transaction had the following non-cash impact on the balance sheet:

         Accounts receivable                      $1,900,000
         Equipment                                    60,000
         Intangibles                               9,356,067
         Accrued liabilities                       1,000,000
         Notes payable to sellers                 (9,388,572)
         Equity                                     (275,830)
                                                  ----------
         Net Cash Used for Acquisitions           $2,651,665
                                                  ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 18 - SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

Non-Cash Transactions
---------------------

During the year ended June 30, 2001:

a) The Company issued 415,976 shares of common stock for professional services of $625,500.

b) Property and equipment, costing $636,504, was acquired under a capital lease obligation.

c) The Company issued 20,000 shares of its common stock, valued at $28,438, in connection with the repayment of note payable of $115,000.

d) The Company issued 923,482 shares of its common stock, valued at $1,632,980 for consulting services.

e) The Company issued 183,924 shares of its common stock, valued at $344,839, for research and development expenses.

f) The Company acquired equipment of $176,480 under equipment notes payable obligations.

During the year ended June 30, 2000:

a) The Company issued 490,000 shares of common stock for professional services of $742,372.

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

During the year ended June 30, 1999:

a) The Company issued 463,161 shares of common stock for professional services of $664,656.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 18 - SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

Non-Cash Transactions (Continued)
---------------------

f) The Company issued 202,018 shares of its common stock valued at $275,837, pursuant to consulting contracts with the former shareholders of Central.


NOTE 19 - GOVERNMENT REGULATIONS

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


NOTE 20 - ADVANCES AND NOTES TO RELATED PARTIES

Effective December 1, 1993, Albany Magnetic Imaging Center, P.C. ("Albany Center"), a Georgia professional corporation, of which Raymond V. Damadian is the sole stockholder, purchased the scanner being utilized at its site from the Company for a purchase price of $1,128,844. In June of 1997, the payment terms for the outstanding balance of $344,766 were restructured to provide for 60 equal monthly payments (including interest at the rate of 10% per annum) of $7,325 each, commencing July 1997. The balance due under this note as of June 30, 2001 was $96,419.

Effective December 1, 1993, RVDC assigned its purchase option under the lease to Daytona Beach Magnetic Resonance Imaging, P.A., a Florida professional association, of which Raymond V. Damadian is the sole shareholder, director and president ("Daytona Beach Center") and the Daytona Beach Center exercised the option and purchased the scanner from the Company for a purchase price of $1,416,717. In May 1999, the payment terms for the outstanding balance of $1,001,507 were restructured to provide for 84 equal monthly payments (including interest at the rate of 10% per annum) of $16,626 each, commencing May 1999. During fiscal 2001, the Company took back the scanner in satisfaction of the outstanding indebtedness. The Daytona Beach Center then purchased a new QUAD scanner under a sales-type lease from the Company for a purchase price of $960,000, which is payable with interest rate of 8.5% per annum, in 59 monthly payments of $11,903 each, commencing May 2001, and one final installment of $850,149.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 20 - ADVANCES AND NOTES TO RELATED PARTIES (Continued)

During 1994, Melville MRI, P.C. ("Melville Center"), a New York professional corporation, of which Raymond V. Damadian is the sole shareholder, director and president, purchased an MRI scanner from the Company for a purchase price of $1,011,431. Of the purchase price, $900,000 is to be paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner, pursuant to a note, bearing interest at 14% per annum, and providing for 60 monthly payments of $20,700 each. The remaining $111,431 of the purchase price was to be paid concurrently with the payments to the lender. The payment terms for the principal balance, plus accrued interest (in the aggregate amount of $139,290), were restructured to provide for 60 equal monthly payments (including interest at the rate of 10% per annum) of $2,959.50 each, commencing July 1998. In fiscal 2001, the balance outstanding on the obligation was paid in full by the Company as guarantor of the indebtedness due to the lender. This resulted in a balance of $893,606 owing to the Company by the Melville Center. The $2,959.50 monthly payment to the Company has been increased by an additional principal payment of $10,000 per month to be applied toward the balance due.

Canarsie MRI Associates ("Canarsie"), a joint venture partnership, of which MRI Specialties, Inc. ("Specialties") is an owner, is a party to a service agreement for its scanner with the Company at an annual fee of $70,000. In addition, during fiscal 2001, Canarsie entered into an agreement to purchase a QUAD MRI scanner from the Company, recognizing on a percentage-of-computation basis revenue of $636,121. The agreement provides for a purchase price of $850,000, payable as follows: (1) $400,000 downpayment (received April 2001); (2) $450,000 in 84 equal monthly installments, including interest at 6%, pursuant to a promissory note to be executed upon acceptance of the scanner. Timothy Damadian, the son of Raymond V. Damadian, is the sole stockholder, Director and President of Specialties.

Pompano MRI Associates ("Pompano"), a joint venture partnership, of which Guardian MRI, Inc. ("Guardian") is an owner, is a party to a service agreement for its scanner with the Company at an annual fee of $70,000. In addition, during September 2001, Pompano entered into an agreement to purchase a stand-up MRI. The agreement calls for a purchase price of $1.4 million payable as follows: (1) $420,000 downpayment (received during September 2001); (2) $980,000 in progress payments to be received upon acceptance on completed sub-assemblies. The Company will account for the sale under the percentage-of-completion method. For the year ended June 30, 2001, revenue recognized was $-0-. Timothy Damadian, the son of Raymond V. Damadian, is a stockholder, Director and President of Pompano.

As at June 30, 2001 and 2000, the aggregate indebtedness of Specialties and Canarsie to the Company was $22,476 and $22,476, respectively, and the aggregate indebtedness of Guardian and Pompano to the Company was $18,550 and $18,550, respectively.

During fiscal 2001, the Company entered into an agreement with Tallahassee MRI, PA, a Florida professional association, of which Raymond V. Damadian is the sole stockholder, director and president, agreed to purchase a QUAD 12000 MRI scanner recognizing, on a percentage-of-completion basis, revenue of $379,485. The agreement provides for a purchase price of $975,000, to be payable upon acceptance of completed sub-assemblies.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 20 - ADVANCES AND NOTES TO RELATED PARTIES (Continued)

During fiscal 2001, the Company entered into an agreement with Damadian MRI in Orlando P.A., a Florida professional association, of which Raymond V. Damadian is the sole stockholder, director and president to purchase a stand-up MRI. The agreement calls for a purchase price of $1.350 million, payable as follows: (1) $405,000 downpayment (received during June 2001); (2) $945,000 in progress payments to be received upon acceptance on completed sub-assemblies. The Company will account for the sale under the percentage-of-completion method. As of June 30, 2001, revenue recognized was $-0-.

During fiscal 2001, the Company entered into an agreement with Damadian MRI at Islandia, P.C., a New York professional corporation, of which Raymond V. Damadian is the sole stockholder, director and president, to purchase a stand-up MRI recognizing, on a percentage-of-completion basis, revenue of $116,959. The agreement calls for a purchase price of $1.350 million, payable as follows: (1) $405,000 downpayment (received during June 2001); (2) $945,000 in progress payments to be received upon acceptance of completed sub-assemblies.

During fiscal 2001, the Company entered into an agreement with Damadian MRI at Elmhurst, P.C., a New York professional corporation, of which Raymond V. Damadian is the sole stockholder, director and president, to purchase an Echo MRI scanner recognizing, on a percentage-of-completion basis, revenue of $399,180. The agreement calls for a purchase price of $565,000, payable upon acceptance of completed sub-assemblies. The Company will account for the sale under the percentage-of-completion method.

During fiscal 2001, the Company entered into an agreement with Black Bear, LLC, a New York limited liability company, to purchase a stand-up MRI recognizing, on a percentage-of-completion basis, revenue of $216,449. The agreement calls for a purchase price of $1.4 million, payable as follows: (1) $280,000 downpayment (received during April 2001); (2) $1,120,000 in progress payments to be received upon acceptance of completed sub-assemblies.

During fiscal 2001, the Company entered into an agreement with Deerfield Magnetic Resonance Imaging, P.A., a Florida professional association, of which Raymond V. Damadian is the sole shareholder, director and president, to purchase a new QUAD scanner under a sales-type lease for a purchase price of $935,000, which is payable with interest rate of 10.0% per annum, in 120 monthly payments of $12,356.09 each, commencing August 2000 the lessee can also elect to pay a lump sum of $581,544 at the end of 60 months.

During fiscal 2000, the Company entered into an agreement with Damadian MRI in Garden City, a New York professional corporation, of which Raymond V. Damadian is the sole shareholder, director and president, to purchase a new QUAD scanner under a sales-type lease for a purchase price of $935,000, which is payable with interest rate of 10.0% per annum, in 120 monthly payments of $12,356.09 each, commencing August 2000 the lessee can also elect to pay a lump sum of $581,544 at the end of 60 months.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 21 - SEGMENT AND RELATED INFORMATION

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

     Summarized  financial  information   concerning  the  Company's  reportable
segments is shown in the following table:

                                                  Physician
                                    Medical       Management
                                   Equipment       Services         Totals
                                 -------------   ------------    ------------
Fiscal 2001:

Net revenues from external
  customers                      $ 10,497,839    $ 35,961,462    $ 46,459,301
Intersegment net revenues        $  1,039,499    $      -        $  1,039,499
Operating (loss) income          $(17,205,614)   $    990,997    $(16,214,617)
Depreciation and amortization    $  2,203,591    $  2,509,176    $  4,712,767
Compensatory element of stock
  issuances                      $  1,684,136    $  2,360,690    $  4,044,826
Total identifiable assets        $ 45,938,960    $ 39,216,723    $ 85,155,413
Capital expenditures             $  3,039,866    $  1,082,385    $  4,122,251

Fiscal 2000:

Net revenues from external
  customers                      $  5,971,064    $ 34,022,733    $ 39,993,797
Intersegment net revenues        $  1,227,075    $     -         $  1,227,075
Operating (loss) income          $(17,984,534)   $  2,477,962    $(15,506,572)
Depreciation and amortization    $  1,817,547    $  2,638,529    $  4,456,076
Compensatory element of stock
  issuances                      $    926,421    $  1,003,285    $  1,929,706
Total identifiable assets        $ 43,045,691    $ 41,553,346    $ 84,599,037
Capital expenditures             $  2,081,551    $    940,795    $  3,022,346

Fiscal 1999:

Net revenues from external
  customers                      $  5,723,955    $ 31,263,089    $ 36,987,044
Intersegment net revenues        $    845,834    $       -       $    845,834
Operating (loss) income          $(18,688,341)   $  3,122,286    $(15,566,055)
Depreciation and amortization    $  1,847,216    $  2,810,603    $  4,657,819
Compensatory element of stock
  issuances                      $    190,851    $     84,391    $    275,242
Total identifiable assets        $ 56,310,557    $ 41,337,611    $ 97,648,168
Capital expenditures             $  4,180,447    $  1,299,392    $  5,479,839

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 21 - SEGMENT AND RELATED INFORMATION (Continued)

Export Sales
------------

The Company's areas of operations are principally in the United States. There are no export sales for the year ended June 30, 2001. The Company had export sales of medical equipment amounting to 2.8% and 3.4% of consolidated net revenues for the years ended June 30, 2000 and 1999, respectively.

The sales were made principally to the following locations:

                                     2001              2000             1999
                                    ------            ------           ------
         Spain                        -                2.8%             3.2%
         Saudi Arabia                 -                 -                .2
                                    ------            ------           ------
                                      - %              2.8%             3.4%
                                    ======            ======           ======

The Company does not have any material assets outside of the United States.

Concentration of Credit Risk
----------------------------

Net revenues from related parties accounted for approximately 44%, 47% and 49% of the consolidated net revenues for the years ended June 30, 2001, 2000 and 1999, respectively.


NOTE 22 - PROFORMA INFORMATION (UNAUDITED)

The Company's consolidated financial statements for the year ended June 30, 1999 do not include the results of operations of Dynamic for the period July 1, 1998 through August 20, 1998. The following summarizes the unaudited proforma results of operations for the years ended June 30, 1999 assuming the foregoing acquisition had occurred on June 30, 1999 (in thousands, except per share data):

                                                       1999
                                                   -----------
                                                   (Unaudited)
                Revenue, net                       $   37,624
                Loss from operations               $  (15,447)
                Loss before income taxes           $  (14,344)
                Basic and diluted net loss
                  per share                             $(.22)

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 23 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                       (000's omitted, except per share data)

                            Sept. 30,      Dec. 31,     March 31,    June 30,
Quarter Ended:                2000          2000          2001        2001
--------------              ---------     ---------     ---------    --------
Total Revenues - Net        $ 10,111      $ 10,982      $ 13,107     $12,260
Total Costs and Expenses      14,110        14,940        15,933      17,691
Loss from Operations          (3,999)       (3,958)       (2,826)     (5,432)
Net Loss                      (3,907)       (3,014)       (2,801)     (5,422)
Basic and Diluted
  Net Loss Per Share        $  (0.06)     $  (0.04)     $  (0.04)    $ (0.08)



                            Sept. 30,     Dec. 31,      March 31,    June 30,
Quarter Ended:                1999         1999           2000          2000
--------------              ---------     ---------      --------    --------

Total Revenues - Net        $  9,879      $  9,990       $ 9,850     $10,275
Total Costs and Expenses      13,093        13,826        13,789      14,792
Loss from Operations          (3,214)       (3,836)       (3,939)     (4,518)
Net Loss                      (3,343)       (2,664)       (3,963)       (986)
Basic and Diluted
  Net Loss Per Share        $  (0.05)     $  (0.04)     $  (0.06)    $ (0.02)

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

         The officers and directors of the Company are set forth below:

         Raymond V. Damadian, M.D.          65   President, Chairman
                                                 of the Board and a Director

         David B. Terry                     54   Vice President and Secretary

         Claudette J.V. Chan                64   Director

         Robert J. Janoff                   74   Director

         Charles N. O'Data                  65   Director


     Raymond V. Damadian, M.D. has been the Chairman of the Board and President of FONAR since its inception. Dr. Damadian was employed by the State University of New York, Downstate Medical Center, New York, as an Associate Professor of Biophysics from 1967 until September 1979. Dr. Damadian received an M.D. degree in 1960 from Albert Einstein College of Medicine, New York, and a B.S. degree in mathematics from the University of Wisconsin in 1956. In addition, Dr. Damadian conducted post-graduate work at Harvard University, where he studied extensively in the fields of physics, mathematics and electronics. Dr. Damadian is the author of numerous articles and books on the nuclear magnetic resonance effect in human tissue, which is the theoretical basis for the FONAR MRI scanners. Dr. Damadian is a 1988 recipient of the National Medal of Technology and in 1989 was inducted into the National Inventors Hall of Fame, for his contributions in conceiving and developing the application of magnetic resonance technology to medical applications including whole body scanning and diagnostic imaging. Dr. Damadian is the President and director of HMCA.

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

Charles N. O'Data has been a Director of FONAR since February, 1998. From 1968 to 1997, Mr. O'Data was the Vice President for Development for Geneva College, a liberal arts college located in western Pennsylvania. In that capacity, he acted as the College's chief investment officer. His responsibilities included management of the College's endowment fund and fund raising. In July 1997, Mr. O'Data retired from Geneva College after 36 years of service to assume a position of National Sales Executive for SC Johnson Company's Professional Markets Group (a unit of SC Johnson Wax), and specialized in healthcare and education sales, a position he held until the spring of 1999. In his capacity with SC Johnson he was responsible for sales to the nation's three largest Group Purchasing Organizations which included some 4,000 hospitals. Mr. O'Data acts an independent financial consultant to various entities. Mr. O'Data served on the board of the Medical Center, Beaver, Pennsylvania (now a part of Heritage Valley Health System), a 500 bed acute care facility, for 22 years, three as its Chair. Mr. O'Data also served on the board of the Hospital Council of Western Pennsylvania, a shared-services and group purchasing organization covering seven states. He founded The Beaver County Foundation, a Community Foundation, in 1992, and serves as its President. Mr. O'Data is listed as a finance associate in the Middle States Association, Commission on Higher Education. The commission is the formal accrediting body for higher education in the eastern region of the country. In this capacity he valuates the financial aspects of educational organizations.


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

     The Board of Directors has established an audit committee. The members of the committee are Robert J. Janoff and Charles N. O'Data.

     There is set forth in the following Summary Compensation Table the compensation provided by the Company during fiscal 2001 to its Chief Executive Officer. There is set forth in the following Option Grant Table and Option Exercise Table any stock options granted and exercised by Dr. Damadian during fiscal 2001.

I.  SUMMARY COMPENSATION TABLE
                                                   Long Term Compensation
                                           -------------------------------------
            Annual Compensation                  Awards              Payouts
-----------------------------------------  ------------------   ----------------
  (a)       (b)      (c)    (d)     (e)      (f)       (g)       (h)      (i)
  Name                             Other                                 All
  and                              Annual  Restricted                    Other
Principal                         Compen-    Stock    Options    LTIP    Compen-
Position           Salary   Bonus sation    Award(s)   SARs     Payouts   sation
   2       Year     ($)      ($)   ($)        ($)       (#)       ($)      ($)
---------- ----  ---------- ----- -------  ---------- -------   -------  -------
Raymond V. 2001  $86,799.96   -     -         -          -        -         -
Damadian,  2000  $86,799.97   -     -         -          -        -         -
CEO        1999  $86,799.96   -     -         -          -        -         -
---------- ----  ---------- ----- -------  ---------- -------   -------  -------


II.  OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                               Potential
                                                               Realizable
                                                               Value at Assumed
                                                               Annual Rates of    Alternative
                                                               Stock Price        to (f)  and
                                                               Appreciation for   (g):  Grant
                   Individual Grants                           Option Term        Date  Value
------------------------------------------------------------   ----------------   -----------
(a)          b)         (c)          (d)          (e)          (f)      (g)       (h)
                        % of Total
                        Options/
                        SARs
             Options/   Granted to   Excercise                                    Grant
             SARs       Employees    or Base                                      Date
             Granted    in Fiscal    Price        Expiration                      Present
Name         (#)        Year         ($/Sh)       Date         5% ($)   10% ($)   Value $
----------   --------   ----------   ----------   ----------   ------   -------   --------
Raymond V.
Damadian,       0           -             -            -          -        -         -
President
& CEO
-------------------------------------------------------------------------------

III. OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE


Aggregated  Options/SAR  Exercises  in Last Fiscal Year,  and FY-End  Option/Sar
Value

---------------------------------------------------------------------------
(a)          (b)                (c)         (d)              (e)
                                                             Value of
                                            Number of        Unexercised
Name         Shares Acquired    Value       Unexercised      In-the-Money
             on Exercise (#)    Realized    Options/SARs     Options/SARs
                                ($)         at FY-End (#)    at FY-End ($)

                                            Exercisable/     Exercisable/
                                            Unexercisable    Unexercisable

---------------------------------------------------------------------------

Raymond V.         0               -              0               -
Damadian,
President
and CEO


EMPLOYEE COMPENSATION PLANS

     FONAR's 1993 Incentive Stock Option Plan, adopted on March 26, 1993, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1993 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 1,500,000 shares of Common Stock of FONAR. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The 1993 Stock Option Plan will terminate on March 25, 2003. As of June 30, 2001, options to purchase 311,830 shares of Common Stock were available for future grant under the plan.

     FONAR's 1997 Nonstatutory Stock Option Plan, adopted on May 9, 1997, permits the issuance of stock options covering an aggregate of 5,000,000 shares of Common Stock of FONAR. The options may be issued at such prices and upon such terms and conditions as are determined by FONAR. The 1997 Nonstatutory Stock Option Plan will terminate on May 8, 2007. As of June 30, 2001, options to purchase 3,900,369 shares of Common Stock of FONAR were available for future grant.

     FONAR's 1997 Stock Bonus Plan, adopted on May 9, 1997, permits FONAR to issue an aggregate of 5,000,000 shares of Common Stock of FONAR as a bonus or compensation. FONAR selects the persons to whom bonus stock will be issued, the number of shares to be awarded and such other terms and conditions as it deems advisable. The 1997 Stock Bonus Plan will terminate on May 8, 2007. As of June 30, 2001, no shares of Common Stock of FONAR were available for future grant.

     FONAR's 2000 Stock Bonus Plan, adopted on October 1, 2000, permits FONAR to issue on aggregate of 5,000,000 shares of Common Stock of FONAR as bonus or compensation. FONAR selects the persons to whom bonus stock will be issued, the number of shares to be awarded and such other terms and conditions as it deems advisable. The 2000 Stock Bonus Plan will terminate on September 30, 2010. As of June 30, 2001, 4,012,284 shares of Common Stock of FONAR were available for future grant.

     HMCA's 1997 Incentive Stock Option Plan, adopted on March 10, 1997, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1997 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 2,000,000 shares of Common Stock of HMCA. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The exercisability of the options granted to date is contingent upon the successful completion by HMCA of a public offering of its securities or the recognition by HMCA of at least $10 million in revenues for at least two consecutive fiscal quarters. The 1997 Stock Option Plan will terminate on March 9, 2007. As of June 30, 2001, options to purchase 400,000 shares of HMCA Common Stock were available for future grant under the plan.

     HMCA's 1998 Incentive Stock Option Plan, adopted on December 16, 1998, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1998 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 2,000,000 shares of Common Stock of HMCA. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The excessability of the options granted to date is contingent upon the successful completion by HMCA of a public offering of its securities. The 1998 Stock Option Plan will terminate on December 15, 2008. As of June 30, 2001, options to purchase 1,330,000 shares of HMCA Common Stock were available for future grant under the plan.

         HMCA's 1998 Nonstatutory Stock Option Plan, adopted on December 16, 1998, permits the issuance of stock options covering an aggregate of 500,000 shares of Common Stock of HMCA. The options may be issued at such prices and upon such terms and conditions as are determined by HMCA. The exercisability of the options granted to date is contingent upon the successful completion by HMCA of a public offering of its securities. The 1998 Nonstatutory Stock Option Plan will terminate on December 15, 2008. As of June 30, 2001, options to purchase 100,000 shares of Common Stock were available for future grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number and percentage of shares of the Company's securities held by each director, by each person known by the Company to own in excess of five percent of the Company's voting securities and by all officers and directors as a group as of September 24, 2001.

Name and Address of            Shares               Percent
Beneficial Owner (1)      Beneficially Owned       of Class

Raymond V. Damadian, M.D.
c/o FONAR Corporation
Melville, New York
 Director, President
 CEO, 5% + Stockholder
    Common Stock            2,488,274                 4.14%
    Class C Stock           9,561,174                99.98%
    Class A Preferred         477,328                 6.09%

Claudette Chan
Director
    Common Stock                2,648                   *
    Class A Preferred             800                   *

Robert J. Janoff
Director
    Common Stock               50,000                   *
    Class A Preferred           1,999                   *

Charles N. O'Data
Director
    Common Stock                  700                   *

All Officers and Directors
as a Group (5 persons) (2) (3)
    Common Stock            2,548,220                  4.24%
    Class C Stock           9,561,174                 99.98%
    Class A Preferred         480,165                  6.13%
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

3. Includes options to purchase 6,286 shares of Common Stock held by an officer.

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

     During the fiscal years ended June 30, 2001 and June 30, 2000 the net revenues received by HMCA from the Centers owned by Dr. Damadian were approximately $14.8 million and $17.2 million respectively.

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

     Effective December 1, 1993, Daytona Beach Magnetic Resonance Imaging, P.A. (the "Daytona Beach Center"), a Florida professional association of which Raymond V. Damadian is the sole shareholder, director and President, purchased the scanner being utilized at its site from the Company for a purchase price of $1,416,717, which in Fonar's opinion represented a fair market price based on sales of like equipment by Fonar to its customers. Of the purchase price, $328,044 was paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner. Such indebtedness to the lender was retired pursuant to a new equipment finance lease between the lender and the Daytona Beach Center, guaranteed by the Company, providing for 18 monthly payments of $20,000 each. The remaining $1,088,673 of the purchase price due to the Company was required to be paid pursuant to a promissory note, with interest at 10% per annum. In May, 1999, the payment terms for the outstanding balance of $1,001,507 were restructured to provide for 84 equal monthly payments (including interest at the rate of 10% per annum) of $16,626.20 each commencing May 1999. During fiscal 2001, FONAR took back the scanner in satisfaction of the outstanding indebtedness. The Daytona Beach Center then purchased a new QUAD 12000 MRI scanner from FONAR for a purchase price of $960,000, which is payable with interest a rate of 8.5% per annum in 59 monthly payments of $11,902.62 each and one final installment of $580,148.53.

     On June 30, 1994, Melville MRI, P.C. (the "Melville Center"), a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President, purchased the scanner being utilized at its site from the Company for a purchase price of $1,011,431.12, which in Fonar's opinion represented a fair market price based on sales of like equipment by Fonar to its customers. Of the purchase price, $900,000 is to be paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner pursuant to a note bearing interest at 14% per annum and providing for 60 monthly payments of $20,700 each. The remaining $111,431.12 of the purchase price was to be paid concurrently with the payments to the lender. The payment terms for the principal balance, plus accrued interest (in the aggregate amount of $139,290) were restructured to provide for 60 equal monthly payments (including interest at the rate of 10% per annum) of $2,959.50 each commencing July, 1998. In fiscal 2001, following the payment in full by FONAR, as guarantor, of the indebtedness due to the lender, there was as a result a balance of $893,606 then owing to FONAR by the Melville Center. The $2,959.50 monthly payment to FONAR has been increased by an additional principal amount of $10,000 per month to be applied toward the balance due.

ACQUISITION OF THE AFFORDABLE COMPANIES.

     Effective June 30, 1997, HMCA acquired a group of several interrelated corporations, limited liability companies and a partnership engaged in managing three diagnostic imaging centers and one multi-specialty practice in New York State (the "Affordable Companies") pursuant to a series of transactions concluding with a merger between a wholly-owned subsidiary of HMCA and Affordable Diagnostics, Inc. Concurrently with the acquisition, Raymond V. Damadian purchased three New York professional corporations to which the Affordable Companies were providing their services under several agreements. Dr. Damadian is the sole stockholder, director and President of these professional corporations (the "Affordable Professional Corporations"). During the fiscal year ended June 30, 2001, the net revenues from the Affordable Professional Corporations were approximately $2.9 million.

ACQUISITION OF A & A SERVICES.

     Effective March 20, 1998, HMCA acquired A & A Services, Inc. ("A & A Services"), an management company managing four primary care practices in Queens County, New York. Concurrently with the acquisition, Raymond V. Damadian purchased the four New York professional service corporations under contract with A & A Services (the "A & A Professional Corporations"). During the fiscal year ended June 30, 2001, the net revenues from the A & A Professional Corporations were $3.1 million.

ACQUISITION OF DYNAMIC HEALTH CARE MANAGEMENT

     Effective August 20, 1998, HMCA acquired Dynamic Health Care Management, Inc. ("Dynamic"), an MSO managing three physician practices in Nassau and Suffolk Counties on Long Island, New York. Concurrently with the acquisition, Raymond V. Damadian purchased two professional service corporations under contract with Dynamic (the "Dynamic Professional Corporations"). During the fiscal year ended June 30, 2001, the net revenues from the Dynamic Professional Corporations were $8.0 million.

     HMCA performs management services for Superior Medical Services, P.C. ("Superior"), a New York professional corporation of which Raymond V. Damadian is the sole stockholder, director and President. Superior conducts multi-specialty practices at locations in Yonkers, Elmont, Elmhurst and Riverdale, New York. During the fiscal year ended June 30, 2001, the net revenues from Superior were $5.1 million.

     Pursuant to an agreement dated March 31, 1993, RVDC agreed to purchase the Company's general partnership interest (approximately 92% of the partnership) in a partnership owning and operating an MRI scanning center in Bensonhurst
(Brooklyn), New York. Robert Janoff, a director of the Company, is a limited partner in the partnership. The partnership is also party to a service agreement with the Company. The current annual rate is $50,000 for the one year service contract from July 1, 2001 to July 30, 2002. The rate in effect during the prior year was also $50,000.

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

     Pursuant to an agreement dated September 30, 1993, AMD sold to Dade County MRI, P.A. its interests in a partnership which had formerly operated an MRI scanning center in Miami, Florida. The purchase price of $100,000 is payable, with interest at 10% per annum,in sixty (60) equal consecutive monthly installments of principal and interest (including interest accrued from September 30, 1993), commencing 90 days after the scanner is placed in service. The partnership is presently inactive. Dade County MRI, P.A. is a Florida professional association of which Raymond V. Damadian is the sole stockholder, director and President. This indebtedness has been written off by the Company as uncollectable.

     Pursuant to a sales agreement dated April 1, 1996, RVDC agreed to purchase an MRI scanner with certain upgrades from the Company which RVDC then contributed to Orlando MRI Associates, Limited Partnership (the "Orlando Partnership"), a limited partnership. The Orlando Partnership is utilizing the scanner at a site located in Orlando, Florida. The sales agreement provides for a purchase price of $400,000 payable in installments as follows: (1) $40,000 down payment within thirty (30) days of execution and (2) $360,000 in 84 monthly installments of $5,611.04 each (inclusive of interest at 8% per annum) pursuant to a promissory note executed by RVDC upon acceptance of the scanner. The Orlando Partnership is party to a service agreement for its scanner with the Company at an annual fee of $50,000 for the period from April 8, 2001 through April 7, 2002. The price in effect for the prior year was also $50,000. Timothy Damadian, the son of Raymond V. Damadian, is a limited partner in Orlando.

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

     Canarsie MRI Associates ("Canarsie"), a joint venture partnership of which MRI Specialties, Inc. ("Specialties") is an owner, is party to a service agreement for its scanner with the Company at an annual fee of $70,000 for the period from September 1, 2001 through August 31, 2002. The price in effect during the prior year was also $70,000. In addition, during fiscal 2001, Canarsie entered into an agreement to purchase a QUAD 12000 MRI scanner from FONAR for a purchase price of $850,000. Timothy Damadian, the son of Raymond V. Damadian, is the sole stockholder, director and President of Specialties.

     Pompano MRI Associates ("Pompano"), a joint venture partnership of which Guardian MRI, Inc. ("Guardian") is an owner, is party to a service agreement for its scanner with the Company at an annual fee of $70,000 for the period from October 1, 2000 through September 30, 2001. The price in effect during the prior year was also $70,000. In addition, during fiscal 2002, Pompano entered into an agreement to purchase a Stand-Up MRI scanner from FONAR for a purchase price of $1,400,000. Timothy Damadian, the son of Raymond V. Damadian, is a stockholder, director and officer of Guardian.

     During fiscal 2001, Tallahassee MRI, P.A. ("Tallahassee"), a Florida professional association of which Raymond V. Damadian is the sole stockholder, director and President, agreed to purchase a QUAD 12000 MRI scanner from FONAR for a purchase price of $975,000.

     During fiscal 2001, Damadian MRI in Orlando, P.A. ("Orlando MRI"), a Florida professional association of which Raymond V. Damadian is the sole stockholder, director and President, agreed to purchase a Stand-Up MRI scanner from FONAR for a purchase price of $1,500,000.

     During fiscal 2001, Damadian MRI at Islandia, P.C. ("Islandia") a New York professional corporation of which Raymond V. Damadian is the sole stockholder, director and President, agreed to purchase a Stand-Up MRI scanner from FONAR for a purchase price of $1,350,000.

     During fiscal 2001, Damadian MRI at Elmhurst, P.C. ("Elmhurst"), a New York professional corporation of which Raymond V. Damadian is the sole stockholder, director and President, agreed to purchase an Echo MRI scanner from FONAR for a purchase price of $565,000.

     During fiscal 2001, Black Bear Management LLC, a New York limited liability company of which TRD Services, Inc. ("TRD") is a member, agreed to purchase a Stand-Up MRI scanner from FONAR for a purchase price of $1,400,000. Timothy Damadian, the son of Raymond V. Damadian, is the stockholder, director and President of TRD.

     As at June 30, 2001, the indebtedness of Canarsie to the Company was $22,476 and the aggregate indebtedness of Pompano to the Company was $18,550.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.

a) FINANCIAL STATEMENTS AND SCHEDULES

     The following  consolidated  financial  statements are included in Part II,
Item 8.

     Report of Independent Certified Public Accountants.

     Consolidated Balance Sheets as at June 30, 2001 and 2000.

     Consolidated Statements of Operations for the Three Years Ended June 30, 2001, 2000 and 1999.

     Consolidated Statements of Stockholders' Equity for the Three Years Ended June 30, 2001, 2000 and 1999.

     Consolidated Statements of Cash Flows for the Three Years Ended June 30, 2001, 2000 and 1999.

     Notes to Consolidated Financial Statements.

     Schedule II Valuation and Qualifying Accounts for the Three Years Ended June 30, 2001, 2000 and 1999 follows:

                       FONAR CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


                                           Balance                                                 Balance
Description                             June 30, 1998         Additions         Deductions       June 30, 1999
-----------                             -------------    ---------------        ----------       -------------
Receivables from equipment sales
  and service contracts                 $   789,749                             $    1,000       $    788,749
Receivables from medical
  Services                                1,607,598      (2) $ 3,505,295         1,172,795          3,940,098
Receivables from related PC's                  -         (1)     628,836           628,836               -
Advance and notes to related
  Parties                                   904,000                                                   904,000
Notes receivable                            477,456                                                   477,456


                                           Balance                                                 Balance
Description                             June 30, 1999         Additions         Deductions       June 30, 2000
-----------                             -------------    ---------------        ----------       -------------
Receivables from equipment sales
  and service contracts                 $   788,749                             $      418       $    788,331
Receivables from medical
  Services                                3,940,098      (2) $ 6,174,808         4,117,436          5,997,470
Receivables from related PC's                 -          (1)     177,162            23,430            153,732
Advance and notes to related
  Parties                                   904,000                                                   904,000
Notes receivable                            477,456                                                   477,456


                                           Balance                                                 Balance
Description                             June 30, 2000         Additions         Deductions       June 30, 2001
-----------                             -------------    ---------------        ----------       -------------
Receivables from equipment sales
  and service contracts                 $   788,331      (1) $   245,000        $     -           $ 1,033,331
Receivables from medical
  Services                                5,997,470      (2)  10,743,680         6,441,992         10,299,158
Receivables from related PC's               153,732      (1)     387,505             2,940            538,297
Advance and notes to related
  Parties                                   904,000      (1)     287,456           875,421            316,035
Notes receivable                            477,456      (1)        -              477,456               -

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

Dated: October 12, 2001

                                By: /s/ Raymond Damadian
                                Raymond V. Damadian, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                   Title                                Date

/s/ Raymond Damadian            Chairman of the                 October 12, 2001
Raymond V. Damadian             Board of Directors,
                                President and a
                                Director (Principal
                                Executive Officer)

/s/ Claudette J.V. Chan         Director                        October 12, 2001
Claudette J.V. Chan


/s/ Robert J. Janoff            Director                        October 12, 2001
Robert J. Janoff

/s/ Charles N. O'Data           Director                        October 12, 2001
Charles N. O'Data