Form 10-K/A
period 2001-06-30
FONAR CORP
filed 2001-10-23
CIK 355019

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

REASONS FOR ADMENDMENT

     Fonar Corporation's 10-K has been admended to unconsolidate the physical rehabilitation and medical practices which are managed by Health Management Corporation of America, Fonar's wholly-owned subsidiary.

     The Company no longer consolidates any practices which it manages. In the original 10-K for 2001 and also in 2000 and 1999, the Company consolidated certain medical practices managed as a result of the 1998 acquisitions of A & A Services, Inc. and Dynamic Health Care Management, Inc. The Company also consolidated the practices conducted by Superior Medical Services, P.C. The
Company has determined that consolidation of such medical practices no longer meets all of the six criteria of Emerging Issues Task Force ("EITF") Consensus No. 97-2.

     Accordingly, the consolidated financial statements have been restated. The significant effect of such restated financial statements for 2001, 2000 and 1999 has been to decrease revenue and related costs by $4.2 million, $3.8 million and $3.7 million, respectively. Consequently, these changes had no effect on the results of operations for the years ended June 30, 2001, 2000 and 1999.
Additional disclosure has also been added concerning HMCA's management agreements in the Description of Business, Management's Discussion and Analysis of Financial Condition and Certain Relationships and Related Transactions sections of the 10-K.

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

     During fiscal 2001, sales of the Company's QUAD scanners accounted for approximately 7.3% of the Company's total revenues and 29% of its medical equipment segment revenues, as compared to 7.6% of total revenues and 46.4% of medical equipment revenues during fiscal 2000. During fiscal 2001, sales of the Company's Stand-Up scanners accounted for approximately 3.8% of total revenues and 15.5% of medical equipment revenues, and sales of Echo scanners accounted for 2.5% of total revenues and 10% of medical equipment revenues. There were no sales of Stand-Up scanners or Echo scanners in fiscal 2000 or of Ultimate scanners in fiscal 2001 or 2000. There were no sales of Beta scanners in fiscal 2001, but 0.2% of total revenues and 1.4% of medical equipment revenues in fiscal 2000 were derived from the sale of a refurbished Beta scanner.

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

     The fourth completed acquisition, consummated effective March 20, 1998, was the acquisition of A & A Services, Inc. ("A & A Services"), an MSO managing four primary care practices in Queens County, New York. A & A Services provides the practices with management services, office space, equipment, repair and maintenance service for the equipment and clerical and other non medical personnel. The office locations for the practices are located in Woodhaven, Richmond Hill, Corona and Ridgewood in Queens County, New York and account for over 39,000 primary care patient visits per year. The assets owned by A&A Services included medical and office equipment and office furnishings. The purchase price for A&A was $10 million, $4 million of which was paid in cash at closing and $6 million of which is payable pursuant to promissory notes over a total of six years from closing. The notes are secured by the assets of the acquired businesses as of the date of the acquisition. Additional consideration is payable if net income for the acquired business exceeds $2.3 in any of the five years following the closing as follows: in each year, 75% of net income between $2.3 million and $2.8 million; 50% of net income between $2.8 million and $3.5 million and 25% of net income in excess of $3.5 million. During the fiscal year ended June 30, 2001, the net operating income from the A&A acquisition was approximately $234,000 and for the years ended June 30, 2000 and June 30, 1999 approximately $1.2 million and $1.6 million, respectively.

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

PHYSICIAN AND DIAGNOSTIC MANAGEMENT SERVICES

     HMCA's services to the facilities and practices it manages encompass substantially all of the their business operations. The medical and professional operatons of the facilities and medical practices are controlled, however, by the physicians, not HMCA, and all medical services are performed by the physicians. HMCA is the management company and performs services of a non-professional nature. These services include:

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

     In the case of contracts with the MRI facilities, fees are charged by HMCA based on the number of procedures performed. These agreements are for one year terms which renew automatically unless notice of termination is provided at least 60 days prior to the commencement of each renewal term. The fees are reviewed and subject to adjustment on an annual basis. Adjustments require mutual agreement. Currently the per procedure charges to the MRI facilities range from $250 to $760 per MRI scan.

     In the case of the physical rehabilitation and medical practices, fixed fees are charged on a monthly basis. These fees are adjusted annually, historically on the basis of changes in HMCA's costs plus a percentage. The agreements with the physical rehabilitation and medical practices have a term of twenty years. The monthly fees charged to the medical and physical rehabilitation practices range from approximately $53,850 to $272,500. Only one medical practice, located in Florida where the corporate practice of medicine is permitted, is owned by HMCA. Only one chiropractic practice managed by HMCA, providing HMCA with management fees of approximately $210,000 in fiscal 2001, is owned by a seller in an acquisitions.

     The practices and the facilities enter into contracts with managed care companies. Although HMCA negotiates and administers these contracts on behalf of the practices and facilities, the contracts are with either the practices and facilities or the individual practicing physicians. With the exception of some capitated health plans in which the medical practices participate, neither HMCA's clients nor HMCA participate in any risk sharing arrangements capitated plans are those HMO programs where the provider is paid a flat monthly fee per patient. For the fiscal years ended June 30, 2001 and June 30, 2000, fees to HMCA's clients from capitated plans amounted to approximately $814,000 and $1.0 million, respectively, an amount equal to 2.6% and 3.3% respectively, of HMCA's revenues for the fiscal year. All of these were attributable to medical professional corporations managed by A & A Services, Inc., representing 26%, and 25% of their revenues in fiscal 2001 and fiscal 2000, respectively.


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

     Various States prohibit business corporations from practicing medicine. Various States also prohibit the sharing of professional fees or fee splitting. Consequently, HMCA leases space and equipment to clients and provides clients with a range of non-medical administrative and managerial services for agreed upon fees. HMCA does not engage in the practice of medicine or establish standards of medical practice or policies for its clients in any such State. The existence of these restrictions have not had a material effect on HMCA's business.

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


                                            As of, or For the Period Ended June 30,
                     --------------------------------------------------------------------------------
                        2001             2000            1999              1998             1997
                     ------------     ------------     ------------     ------------     ------------
STATEMENT OF
OPERATIONS

Revenues             $42,273,301      $36,154,797      $33,289,044      $27,554,357      $17,633,066

Cost of              $27,797,198      $26,592,069      $26,061,682     $ 23,841,844      $18,428,574
revenues

Research              $5,866,421       $5,532,325      $ 6,647,555     $  6,506,995      $ 3,928,035
and Development
Expenses

Net Income
(loss)              $(15,183,862     $(10,955,987)    $(14,215,763)     $(5,653,086)    $ 56,068,771

Basic and Diluted
Net income
(loss)                     $(.22)           $(.17)           $(.22)           $(.09)           $1.00
per common share

Weighted              68,633,758       66,304,716       64,071,151       61,175,986       56,097,965
average number
Of shares
outstanding *

BALANCE SHEET
DATA

Working
capital              $17,744,379      $24,439,609      $37,863,029      $54,426,483      $62,659,470
(deficit)

Total                $84,900,413      $84,413,037      $97,461,168     $108,447,780     $106,690,561
assets

Long-                $21,244,149      $20,969,186      $24,821,834      $16,003,479      $ 4,626,269
term debt
and obligations
under capital
leases

Stock-               $41,830,294      $51,284,758      $59,303,773      $72,572,486      $73,245,262
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

     HMCA commenced operations in July, 1997 and generates revenues from providing comprehensive management services (including development, administration, accounting and billing and collection services) together with office space, medical equipment, supplies and non-medical personnel to its clients. Revenues are in the form of management and leasing fees, which are earned under contracts with MRI facilities, medical practices and physical rehabilitation practices.

     Between 98% and 99% of HMCA's revenues for the fiscal years ended June 30, 2000 and June 30, 2001 were derived from contracts with such facilities and practices owned by Dr. Raymond V. Damadian, the President of Fonar and HMCA and principal stockholder of Fonar. The agreements with the MRI facilities are for one year terms which renew automatically on an annual basis unless terminated. The fees are based on the number of procedures performed and currently range from $250 to $760 per MRI scan. The fees are reviewed and if appropriate, adjusted on an annual basis by mutual agreement.

     The agreements with the medical practices and physical rehabilitation practices are for a term of 20 years. The fees are fixed monthly fees adjusted annually. Historically, adjustments have been on the basis of changes in HMCA's costs plus a percentage. Currently, the monthly fees under these contracts range from approximately $53,850 to $272,500.


     RESULTS OF OPERATIONS. FISCAL 2001 COMPARED TO FISCAL 2000

     In fiscal 2001, the Company experienced a net loss of $15.2 million on revenues of $42.3 million, as compared to net loss of $11.0 million on revenues of $36.2 million for fiscal 2000. This represents a increase in the net loss of 38% and an increase in revenues of 16.9%. The Company's consolidated operating loss increased by 4.5% to $16.2 million for fiscal 2001 from a loss of $15.5 million for fiscal 2000.

     Revenues attributable to the Company's physician and diagnostic management services segment (HMCA) increased by 5.3% to $31.8 million in fiscal 2001 from $30.2 million in fiscal 2000. Operating income of $1.0 million was recognized from the Company's physician and diagnostic management services in fiscal 2001, as compared to an operating income of $2.5 million in fiscal 2000, representing a decrease of 60%.

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

     Costs of revenues and expenses increased by 13.2% to $58.5 million in fiscal 2001 from $51.7 million in fiscal 2000. The increase in selling, general and administrative expenses was attributable primarily to the expansion of HMCA and expansion of Fonar's internal sales force.

     Cost of revenue for the Company's physician management services segment decreased from $19.8 million or 65.5% of related revenues for the year ended June 30, 2000 to $19.3 million or 60.7% of related revenues for the year ended June 30, 2001. Operating income of this segment declined from $2.5 million in fiscal 2000 to $1.0 million in fiscal 2001 due to increases in selling, general and administrative expenses of $1.9 million, increases in compensatory element of stock issueance of $1.4 million, increases in provision for bad debt expense of $.2 million offset by an improvement in gross profit of $2.0 million.

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

     The amortization expense in fiscal 2001 and 2000 of approximately $1.2 million in each year reflects the amortization of management agreements attributable to HMCA's acquisitions.

     The Company recognized revenues of $1.6 million from the sale of its new Stand-Up scanners and of $1.1 million from the sale of Echo scanners in fiscal 2001. There were no sales of Stand-Up scanners or Echo scanners in fiscal 2000. Revenues generated by sales of QUAD MRI scanners decreased slightly by 6.3% from $3.2 million (8.8% of total revenues) in fiscal 2000 to $3.0 million (7.1% of total revenues) in fiscal 2001. Revenues attributable to sales of the Company's Ultimate scanners during the same periods were $0.00.

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

     Sales to affiliated parties, consisting of professional corporations owned by Dr. Damadian represented approximately 6.4% ($2,686,646) of the Company's revenues in fiscal 2001, as compared to 4.9% ($1,752,298) of the Company's revenues in fiscal 2000.

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

     Continuing its tradition as the originator of MRI, the Company remained committed to maintaining its position as the leading innovator of the industry through aggressive investing in research and development. In fiscal 2001 the Company continued its investment in the development of its new MRI scanners, together with software and upgrades, with an investment of $6,621,225 in research and development ($754,804 of which was capitalized) as compared to $5,893,648 ($361,623 of which was capitalized) in fiscal 2000. The research and development expenditure was approximately 108% of revenues attributable to the Company's medical equipment segment (and 15.7% of total revenues) in 2001 and 174% of medical equipment segment revenues in 2000 (and 16.3% of total revenues). This represented a increase of approximately 12% in research and development expenses from fiscal 2000 to fiscal 2001.

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


RESULTS OF OPERATIONS. FISCAL 2000 COMPARED TO FISCAL 1999

In fiscal 2000, the Company experienced a net loss of $11.0 million on revenues of $36.2 million as compared to a net loss of $14.2 million on revenues of $33.3 million for fiscal 1999. This represented an decrease in the net loss of 22.5% and an increase in revenues of 8.6%.

     Revenues attributable to the Company's physician and diagnostic management services segment (HMCA) increased to $30.2 million in fiscal 2000 from $27.6 million in fiscal 1999, representing an increase of 9.5%.

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

     Costs of revenues and expenses increased by 5.8% from $48.9 million in fiscal 1999 to $51.7 million in fiscal 2000, reflecting the expansion of the Company's physician and diagnostic management services operations.

     Costs of revenue and expenses for the Company's physician and diagnostic management services increased by 7.3% to $19.8 million in fiscal 2000 from $18.4 million in fiscal 1999.

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

     Revenues generated by sales of QUAD MRI scanners were $2.6 million (approximately 8% of total revenues) in fiscal 1999 and $3.2 million (9% of total revenues) in fiscal 2000, representing an increase 23%. Revenues attributable to sales of the Company's Ultimate scanners during the same period were $0.00.

     Sales of Beta scanners were $430,000 in fiscal 1999 (approximately 1% of total revenues) and approximately $84,255 (approximately 0.2% of total revenues) in fiscal 2000.

     Product sales revenues for fiscal 2000 included revenues from the sale of three scanners, and for fiscal 1999, five MRI scanners, two of which were used.

     Sales to affiliated parties represented approximately 4.9% ($1.8 million) of the Company's revenues in fiscal 2000, as compared to approximately 0.5% ($150,000) in fiscal 1999.

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

     In fiscal 2000 the Company continued its investment in the development of its new MRI scanners, together with software and upgrades, with an investment of $5,893,648 ($361,323 of which was capitalized) in research and development as compared to $6,647,555 in fiscal 1999. The research and development expenditure was approximately 98% of revenues attributable to the Company's medical equipment segment and 16.3% of total revenues in 2000 and 102% of medical equipment segment revenues and 20% of total revenues in fiscal 1999.

     During the fiscal year ended June 30, 2000, the Company realized income of approximately $5.6 million from the settlement of various legal disputes, which were essentially its patent infringement actions, as compared to approximately $1.0 million in fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and marketable securities declined by 9% from $22.9 million at June 30, 2000 to $20.1 million at June 30, 2001. Principal uses of cash during fiscal 2001 included capital expenditures of $2.6 million, repayment of indebtedness and capital lease obligations in the amount of $5.7 million, costs of capitalized software development of $800,000 and costs in connection with debt financing of $200,000.

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

     Cash  provided  by  operating   activities  for  fiscal  2001  approximated
$1,106,000. Cash used in operating activities was attributable substantially to the funding of the net loss for fiscal 2001.

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

     Total liabilities increased since June 30, 2000 by approximately $9.8 million, or 30% to approximately $42.9 million at June 30, 2001. The increase in liabilities from June 30, 2000 was attributable principally to the issuance of convertible debentures and deferred license fee revenue.

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

The change in the Company's working capital position resulted primarily from its investments in new equipment ($2.6 million), note payments primarily on the purchase prices for HMCA's acquisitions ($5.7 million), its overall operating losses, and an increase in its current liabilities of approximately $4.9 million ($23.1 million as at June 30, 2001 as compared to $18.2 million as at June 30, 2000.

     As at June 30, 2001, the Company had current assets of $40.9 million and current liabilities of $23.1 million, resulting in working capital of $17.8 million. The Company believes that these resources alone provide an adequate reserve to fund its operations for approximately two years. For the longer term, the Company will need to rely on income generated by sales of its MRI products and the profitability of HMCA.

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

                            /s/ Grassi & Co., CPAs, P.C.
                            GRASSI & CO., CPAs, P.C.

New York, New York
September 28, 2001

                       FONAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                              June 30,
                                                   -----------------------------
                                                       2001           2000
                                                   ------------    -------------

Current Assets:
  Cash and cash equivalents                        $ 14,040,334    $ 11,429,519
  Marketable securities                               6,085,266      11,484,176
  Accounts receivable - net                             849,740       1,686,811
  Accounts receivable - related medical
    practices - net                                  13,180,654      12,896,851
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                 1,768,856         968,159
  Inventories                                         3,725,375       3,536,169
  Investment in sales-type leases with related
    parties                                             191,304          57,832
  Investment in sales-type lease                        119,549            -
  Prepaid expenses and other current assets             903,751         604,059
                                                   ------------    ------------
     Total Current Assets                            40,864,829      42,663,576

Restricted Cash                                       5,500,000       5,000,000

Property and Equipment - Net                         10,637,397      11,227,454

Advances  and Notes to Related  Parties,
  Net of  discounts  and  allowance  for
  doubtful accounts of $316,035 and $904,000
  at June 30, 2001 and 2000, respectively             1,559,159       1,158,998

Investment in Sales-Type Leases with Related
  parties                                             2,513,703         872,603

Investment in Sales-Type Lease                          861,249            -

Notes Receivable, Net of allowance for
  doubtful accounts of $-0- and $477,456 at
  June 30, 2001 and 2000, respectively                  375,000         500,810

Management Agreements,  Net of  accumulated
  amortization of $3,935,551 and $2,716,859
  at June 30, 2001 and 2000, respectively            20,438,298      21,656,990

Other Intangible Assets, Net                          1,853,506       1,035,924

Other Assets                                            297,272         296,682
                                                   ------------    ------------
     Total Assets                                  $ 84,900,413    $ 84,413,037
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                            June 30,
                                                  ------------------------------
                                                      2001             2000
                                                  ------------     -------------

Current Liabilities:
  Current portion of long-term
    debt and capital leases                        $  6,634,863    $  6,224,727
  Accounts payable                                    3,020,832       1,738,847
  Other current liabilities                           6,175,757       8,780,929
  Customer advances                                   1,672,522         582,551
  Income taxes payable                                  764,884         896,913
  Billings in excess of costs
    and estimated earnings on
    uncompleted contracts                               351,592            -
  Convertible debenture                               4,500,000            -
                                                   ------------    ------------
     Total Current Liabilities                       23,120,450      18,223,967


Long-term Debt and Capital Leases,
  Less Current Maturities                            10,109,286      14,744,459

Deferred Revenue - License Fee                        9,360,000            -

Other Liabilities                                       327,411         138,338
                                                   ------------    ------------
      Total Liabilities                              42,917,147      33,106,764
                                                   ------------    ------------
Minority Interest                                       152,972          21,515
                                                   ------------    ------------

Commitments,  Contingencies and
  Other  Matters  (Notes 1, 2,
  3, 5, 11, 12, 13, 16 and 21)

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                   (Continued)

                                                               June 30,
                                                    ----------------------------
                                                        2001            2000
                                                    ------------    ------------

Stockholders' Equity:
  Common stock - $.0001 par value; authorized
    -  85,000,000 and 60,000,000 shares;
    issued  -  59,524,455  and  56,315,471
    shares  at June 30,  2001 and  2000,
    respectively;  outstanding - 59,233,391
    and  56,026,207  shares at June 30,
    2001 and 2000, respectively                     $     5,952    $      5,631
  Class B common stock (10 votes per share) -
    $.0001 par value;  authorized - 4,000,000
    shares;  issued and outstanding - 4,211
    shares at June 30, 2001 and 2000, respectively         -              -
  Class C common stock (25 votes per share) -
    $.0001 par value; authorized - 10,000,000
    shares; issued and outstanding - 9,562,824
    shares at June 30, 2001 and 2000                        956             956
  Class A non-voting preferred stock - $.0001
    par value; authorized - 8,000,000 shares;
    issued and outstanding - 7,836,287 shares
    at June 30, 2001 and 2000                               784             784
  Preferred stock - $.001 par value;
    authorized - 10,000,000 shares; issued
    and outstanding - none                                 -               -
  Paid-in capital in excess of par value            104,984,020      98,581,757
  Accumulated other comprehensive income                 84,133        (264,808)
  Accumulated deficit                               (60,000,686)    (44,816,824)
  Notes receivable from stockholders                 (1,040,457)     (1,338,005)
  Unearned compensation                              (1,529,018)       (213,374)
  Treasury stock - 291,064 and 289,264  shares
    of common stock at June 30, 2001 and 2000,
    respectively                                       (675,390)       (671,359)
                                                   ------------    ------------
    Total Stockholders' Equity                       41,830,294      51,284,758
                                                   ------------    ------------
    Total Liabilities and Stockholders' Equity     $ 84,900,413    $ 84,413,037
                                                   ============    ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          For the Years Ended June 30,
                                                  -----------------------------------------------
                                                      2001             2000             1999
                                                  -------------   --------------    -------------
Revenues
  Product sales - net                             $  3,370,826    $   1,606,229     $  3,230,467
  Product sales - related parties - net              2,686,646        1,752,298          150,000
  Service and repair fees - net                      2,016,337        1,692,537        2,301,488
  Patient revenue - net                              1,285,028          996,337          203,261
  Management and other fees - related
    medical practices - net                         30,490,464       29,187,396       27,361,828
  License fees and royalties                         2,424,000          920,000           42,000
                                                  -------------   --------------    -------------
      Total Revenues - Net                          42,273,301       36,154,797       33,289,044
                                                  -------------   --------------    -------------
Costs and Expenses
  Costs related to product sales                     3,206,385        2,281,709        4,786,773
  Costs related to product sales -
    related parties                                  2,956,668        2,141,207          145,030
  Costs related to service and repair fees           2,361,026        2,396,609        2,697,695
  Costs related to patient revenue                   1,138,569          953,619          317,740
  Costs related to management and other
    fees - related parties                          18,134,550       18,818,925       18,114,444
  Research and development                           5,866,421        5,532,325        6,647,555
  Selling, general and administrative               19,118,276       16,211,414       14,383,842
  Compensatory element of stock issuances for
    selling, general and administrative expenses     4,044,826        1,929,706          275,242
  Provision for bad debts                              442,505          177,162          260,836
  Amortization of management agreements              1,218,692        1,218,693        1,225,942
                                                  -------------   --------------    -------------
      Total Costs and Expenses                      58,487,918       51,661,369       48,855,099
                                                  -------------   --------------    -------------
Loss from Operations                               (16,214,617)     (15,506,572)     (15,566,055)

Interest Expense                                    (1,255,440)      (1,710,188)      (2,051,290)
Investment Income                                    1,841,869        1,919,744        2,110,780
Other Income                                           964,488        4,655,375        1,001,119
Minority Interests in Income of partnerships          (480,166)        (270,669)        (300,235)
                                                  -------------   --------------    -------------
Loss Before Provision (Benefit) for Taxes          (15,143,866)     (10,912,310)     (14,805,681)

Provision (Benefit) for Income Taxes                    39,996           43,677         (589,918)
                                                  -------------   --------------    -------------
      Net Loss                                    $(15,183,862)    $(10,955,987)    $(14,215,763)
                                                  =============   ==============    =============

Basic and Diluted Net Loss Per Share                     $(.22)           $(.17)           $(.22)
                                                         =====            =====            =====
Weighted Average Number of Shares                   68,633,758       66,304,716       64,071,151
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

                       FONAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Years Ended June 30,
                                                  -----------------------------------------------
                                                       2001            2000          1999
                                                  -------------   --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $(15,183,862)   $ (10,955,987)    $(14,215,763)
  Adjustments to reconcile net loss
   to net cash provided by (used in)
   operating activities:
     Minority interest in income of
       partnerships                                    480,166          270,669          300,235
     Depreciation and amortization                   4,712,767        4,670,473        4,657,819
     Amortization of unearned license fee           (2,340,000)            -                -
     License fee                                    11,700,000             -                -
     Gain on sale of partnership interest             (750,000)            -                -
     Issuance of stock for research and
       development expenses                            344,839             -                -
     Gain on sale of equipment                        (150,000)            -             (53,573)
     Imputed interest on deferred payment
       obligations                                      52,087          397,521          482,716
     Provision for bad debts                           442,505          177,162          260,836
     Compensatory element of stock
       issuances                                     4,049,210        1,929,706          275,242
     Stock issued for professional services            653,895          742,372          664,656
     Liabilities assumed by purchaser
       on sale of subsidiary                            -              (824,394)            -
     Deferred income taxes                              -                  -            (793,794)
     (Increase) decrease in operating
       assets, net:
         Accounts receivable                           110,763         (859,090)      (2,385,223)
         Notes receivable                              125,810         (476,014)          40,955
         Costs and estimated earnings
           in excess of billings on
           uncompleted contracts                      (800,697)         495,291         (629,835)
         Inventories                                  (189,206)         701,609         (724,156)
         Sales-type lease receivable -
           related party                            (1,895,000)        (935,000)            -
         Sales-type lease receivable                (1,083,192)           4,565             -
         Principal payments received on
           sales-type lease - related
           parties                                     120,428             -                -
         Principal payments received on
           sales-type lease                            102,394             -                -
         Prepaid expenses and other current
           assets                                     (299,692)          97,374         (415,468)
         Other assets                                     (590)          (3,064)         239,817
         Receivables and advances to
           related parties                            (400,161)         275,691           65,425
     Increase (decrease) in operating
           liabilities, net:
             Accounts payable                        1,281,985         (434,425)         372,374
             Other current liabilities              (1,556,133)        (673,669)        (130,242)
             Customer advances                       1,089,971          487,033         (574,213)
             Billings in excess of costs
               and estimated earnings on
               uncompleted contracts                   351,592             -             (31,032)
             Other liabilities                         189,073            6,709           17,966
             Income taxes payable                      (52,029)         (60,227)           2,498
                                                  -------------   --------------    -------------
          NET CASH (USED IN) PROVIDED
            BY OPERATING ACTIVITIES                  1,106,923       (4,965,695)     (12,572,760)
                                                  -------------   --------------    -------------

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Years Ended June 30,
                                                  -----------------------------------------------
                                                       2001            2000          1999
                                                  -------------   --------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in marketable securities             $  5,747,851    $   8,651,820     $   (106,676)
  Expenditures for acquisitions                           -                -          (2,651,665)
  Purchases of property  and  equipment             (2,556,982)      (2,807,264)      (4,774,603)
  Costs of capitalized software development           (752,285)        (361,323)            -
  Proceeds from sale of equipment                      150,000             -                -
  Cost of patents and copyrights                          -                -             (19,686)
                                                  -------------   --------------    -------------
      NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                          2,588,584        5,483,233       (7,552,630)
                                                  -------------   --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible debenture                4,500,000             -                -
  Proceeds from long-term debt                         500,000             -                -
  Increase in restricted cash                         (500,000)            -                -
  Costs in connection with debt financing             (270,729)            -                -
  Repayment of borrowings and capital
    lease obligations                               (5,739,395)      (3,750,205)      (2,097,596)
  Proceeds from exercise of stock options
    and warrants                                        28,172           64,569             -
  Proceeds from sale of partnership interest           750,000             -                -
  Dividends paid                                          -                -          (3,909,366)
  Purchase of common stock                              (4,031)         (79,120)        (196,794)
  Distributions to holders of minority
    interests                                         (348,709)        (347,067)        (398,754)
                                                  -------------   --------------    -------------
      NET CASH USED IN FINANCING ACTIVITIES         (1,084,692)      (4,111,823)      (6,602,510)
                                                  -------------   --------------    -------------

INCREASE (DECRERASE) IN CASH                         2,610,815       (3,594,285)     (26,727,900)

CASH - BEGINNING OF YEAR                            11,429,519       15,023,804       41,751,704
                                                  -------------   --------------    -------------
CASH - END OF YEAR                                $ 14,040,334    $  11,429,519     $ 15,023,804
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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company does not consolidate any medical practices which it manages. In 1999 and 2000, the Company had consolidated certain medical practices managed as a result of the 1998 acquisitions of A & A Services, Inc. and Dynamic Health Care Management, Inc. The Company also previously consolidated the practices conducted by Superior Medical Services, P.C. in 1999 and 2000. The Company has determined that consolidation of such medical practices no longer meets all of the six criteria of Emerging Issues Task Force ("EITF") Consensus No. 97-2. Accordingly, the consolidated financial statements have been restated. The significant effect of such restated financial statements for 1999 and 2000 has been to decrease revenue and related costs by $3.7 million and $3.8 million, respectively. In addition, the balance sheet caption "Excess of Cost Over Net Assets of Businesses Acquired - Net" has been reclassified to "Management Agreements - Net".

Net revenue from the Company's wholly-owned Florida multi-specialty practice is reflected in the accompanying Consolidated Statement of Operations under the caption "Patient Revenues - Net". Net revenue from the management of related medical practices is reflected in the accompanying Consolidated Statements of Operations under the caption "Management and Other Fees - Related Medical Practices - Net".

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

Management Agreements
---------------------

Management agreements are being amortized using the straight-line method over the 20 year term of the agreements.

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

Long-Lived Assets
-----------------

The Company periodically assesses the recoverability of long-lived assets, including property and equipment, intangibles and management agreements, when there are indications of potential impairment, based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

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

Revenue under management and lease contracts is recognized based upon contractual agreements for management services rendered by the Company and leases of medical equipment under various agreements with related medical providers (the "PC's"). The PC's are primarily owned by Raymond V. Damadian, M.D., President and Chairman of the Board of FONAR. The Company's agreements with the diagnostic imaging PC's stipulate fees for services rendered and equipment leased, are primarily calculated on activity based efforts at pre-determined rates per unit of activity. Fees are re-negotiable at the anniversary of the agreements and each year thereafter. The Company charges a management fee to the multi-specialty and primary care practices based on a fixed monthly fee adjusted annually.

Patient revenue from the Company's wholly-owned Florida multi-specialty practice is recorded in the period that the services are rendered at established rates reduced by provisions for doubtful accounts and contractual adjustments. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and are recognized in the period the services are rendered. Any differences between estimated contractual adjustments and actual final settlements are recognized as contractual adjustments in the year final settlements are determined.

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

Shipping Costs
--------------

The Company's shipping and handling costs are included under costs of product sales for all periods presented.

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

The Company does not anticipate any significant impact to the consolidated financial statements as the result of the adoption of SFAS No. 142 and expects to continue to amortize all identifiable intangible assets.

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

Affordable Diagnostics, Inc. (Continued)
----------------------------

The merger was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of the merger. The fair value of the managemnent agreement amounted to approximately $3,719,000 and is being amortized on a straight-line basis over 20 years. The accompanying consolidated financial statements include the operations of Affordable from the date of the acquisition (June 30, 1997).

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

The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities, based upon fair values at the date of the acquisition. The fair value of the management agreement amounted to $1,254,160 and is being amortized on a straight-line basis over 20 years. The accompanying consolidated financial statements include the operations of Central from the date of the acquisition (January 23, 1998).

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  3 - ACQUISITIONS (Continued)

A&A Services, Inc. (continued)
------------------

The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of the acquisition. The fair value of the management agreement amounted to approximately $10,448,000 and is being amortized on a straight-line basis over 20 years. The accompanying consolidated financial statements include the operations of A&A from the date of the acquisition.

Additional consideration is payable to the former shareholders of A&A, if operating income, as defined for the acquired business, exceeds $2.3 million in any of the five years following the closing as follows: in each year, 75% of operating income, as defined, between $2.3 million and $2.8 million; 50% of operating income, as defined, between $2.8 million and $3.5 million, and 25% of operating income, as defined, in excess of $3.5 million. The contingent additional purchase price is not determinable as of June 30, 2001 and, accordingly, has not been included in the allocated purchase price in light of the contingent nature of the arrangement. If the earnings objectives are ultimately achieved, the additional purchase price will be recorded as additional value of the management agreement, subject to amortization over the stated period. No additional payments were due under the earnout provision for the years ended June 30, 2001, 2000 and 1999.

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

The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of the acquisition. The fair value of the management agreement amounted to $8,951,907 and is being amortized on a straight-line basis over 20 years. The accompanying consolidated financial statements include the operations of Dynamic from the date of acquisition, August 20, 1998.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 5  -  ACCOUNTS   RECEIVABLE  AND  ACCOUNTS  RECEIVABLE  -  RELATED  MEDICAL
     PRACTICES, NET

Accounts receivable and accounts receivable - related medical practices, net are comprised of the following:

                                           As of June 30, 2001
                               ------------------------------------------------
                                                  Allowance
                                                 For Doubtful
                                                 Accounts and
                                 Gross           Contractual
                               Receivable         Allowances            Net
                               -----------       ------------       -----------
Receivable from equipment      $ 1,885,071        $ 1,033,331       $   849,740
  sales and service
  contracts
Receivable from medical               -                  -                 -
  services
                               -----------       ------------       -----------
                               $ 1,885,071        $ 1,033,331       $   849,740
                               ===========       ============       ===========
Receivable from related PC's   $13,718,951       $    538,297       $13,180,654
                               ===========       ============       ===========


                                           As of June 30, 2000
                               ------------------------------------------------
                                                  Allowance
                                                 For Doubtful
                                                 Accounts and
                                 Gross           Contractual
                               Receivable         Allowances            Net
                               -----------       ------------       -----------
Receivable from equipment      $ 2,036,960        $   788,331       $ 1,248,629
  sales and service
  contracts
Receivable from medical            533,621             95,439       $   438,182
  services
                               -----------        -----------       -----------
                               $ 2,570,581            883,770       $ 1,686,811
                               ===========        ===========       ===========
Receivable from related PC's   $13,050,583        $   153,732       $12,896,851
                               ===========        ===========       ===========


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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 5 - ACCOUNTS RECEIVABLE AND ACCOUNTS RECEIVABLE - RELATED PARTIES, NET (Continued)

The Company's receivables from medical services consist of receivables from patients and third-party payors for medical services provided by the Company's wholly owned Florida multi-specialty practice.

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

Net revenues from management and other fees charged to the related PC's accounted for approximately 72%, 81% and 82% of the consolidated net revenues for the years ended June 30, 2001, 2000 and 1999, respectively.

Unaudited Financial Information of Unconsolidated Managed Medical Practices
---------------------------------------------------------------------------

Summarized financial information related to the 28 unconsolidated medical practices managed by the Company is not available. Substantially all of these medical practice books and records are maintained on the cash basis, and depreciates its assets on an accelerated tax basis and has a December 31 year end.

During the year ended June 30, 2001, the 28 unconsolidated medical practices had collections of approximately $36.8 million. As of June 30, 2001, the estimated net realizable value of the medical receivables of these medical practices approximated $16.2 million.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 11 - CAPITAL STOCK (Continued)

Class A Non-Voting Preferred Stock (continued)
----------------------------------

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
                                                 ===========      ===========

The net change in the valuation allowance for deferred tax assets increased by approximately $10,469,000.


NOTE 15 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:

                                                      2001            2000
                                                  ----------       ----------

         Unearned revenue on service contracts    $  906,602       $  775,032
         Accrued bonuses                             397,012          729,546
         Accrued payroll taxes                       250,475          282,158
         Accrued interest                            140,309          259,224
         Accrued salaries and commissions            764,146          684,663
         Accrued professional fees                   224,882          653,102
         Litigation judgements                       268,091        2,440,037
         Excise and sales taxes                    2,655,678        1,847,805
         Other                                       568,562        1,109,362
                                                  ----------       ----------
                                                  $6,175,757       $8,780,929
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

     Summarized  financial  information   concerning  the  Company's  reportable
segments is shown in the following table:

                                                   Physician
                                    Medical        Management
                                   Equipment        Services          Totals
                                 -------------    ------------     ------------
Fiscal 2001:

Net revenues from external
  customers                      $ 10,497,839     $ 31,775,462     $ 42,273,301
Intersegment net revenues        $  1,039,499     $      -         $  1,039,499
Operating (loss) income          $(17,205,614)    $    990,997     $(16,214,617)
Depreciation and amortization    $  2,203,591     $  2,509,176     $  4,712,767
Compensatory element of stock
  issuances                      $  1,684,136     $  2,360,690     $  4,044,826
Total identifiable assets        $ 45,938,960     $ 38,961,453     $ 84,900,413
Capital expenditures             $  3,039,866     $  1,082,385     $  4,122,251

Fiscal 2000:

Net revenues from external
  customers                      $  5,971,064     $ 30,183,733     $ 36,154,797
Intersegment net revenues        $  1,227,075     $     -          $  1,227,075
Operating (loss) income          $(17,984,534)    $  2,477,962     $(15,506,572)
Depreciation and amortization    $  1,817,547     $  2,638,529     $  4,456,076
Compensatory element of stock
  issuances                      $    926,421     $  1,003,285     $  1,929,706
Total identifiable assets        $ 43,045,691     $ 41,367,346     $ 84,413,037
Capital expenditures             $  2,081,551     $    940,795     $  3,022,346

Fiscal 1999:

Net revenues from external
  customers                      $  5,723,955     $ 27,565,089     $ 33,289,044
Intersegment net revenues        $    845,834     $       -        $    845,834
Operating (loss) income          $(18,688,341)    $  3,122,286     $(15,566,055)
Depreciation and amortization    $  1,847,216     $  2,810,603     $  4,657,819
Compensatory element of stock
  issuances                      $    190,851     $     84,391     $    275,242
Total identifiable assets        $ 56,310,557     $ 41,150,611     $ 97,461,168
Capital expenditures             $  4,180,447     $  1,299,392     $  5,479,839

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

Concentration of Credit Risk
----------------------------

Net revenues from related parties accounted for approximately 78%, 86% and 83% of the consolidated net revenues for the years ended June 30, 2001, 2000 and 1999, respectively.


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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE 23 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                       (000's omitted, except per share data)

                            Sept. 30,      Dec. 31,     March 31,    June 30,
Quarter Ended:                2000          2000          2001        2001
--------------              ---------     ---------     ---------    --------
Total Revenues - Net        $  9,091      $  9,946      $ 11,978     $11,259
Total Costs and Expenses      13,090        13,904        14,804      16,690
Loss from Operations          (3,999)       (3,958)       (2,826)     (5,432)
Net Loss                      (3,907)       (3,014)       (2,801)     (5,422)
Basic and Diluted
  Net Loss Per Share        $  (0.06)     $  (0.04)     $  (0.04)    $ (0.08)



                            Sept. 30,     Dec. 31,      March 31,    June 30,
Quarter Ended:                1999         1999           2000          2000
--------------              ---------     ---------      --------    --------

Total Revenues - Net        $  8,872      $  9,020       $ 8,927     $ 9,336
Total Costs and Expenses      12,086        12,856        12,866      13,853
Loss from Operations          (3,214)       (3,836)       (3,939)     (4,518)
Net Loss                      (3,343)       (2,664)       (3,963)       (986)
Basic and Diluted
  Net Loss Per Share        $  (0.05)     $  (0.04)     $  (0.06)    $ (0.02)

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

     The fees payable to HMCA are on a per procedure basis, which currently range from $250 to $760 per MRI scan. These fees are reviewed and subject to adjustment on an annual basis by mutual agreement. The agreements have a one year term which automatically renews unless notice of termination is given. Dr. Damadian is the owner of all of the Centers.

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

     The agreements with the A&A Professional Corporations, the Dynamic Professional Corporations and Superior provide for fixed monthly fees which are adjusted annually. Historically, the adjustments have been on the basis of changes in HMCA's costs plus a percentage. Currently, the monthly fees under the agreement range from approximately $53,850 to $272,500. These agreements have a term of twenty years.

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

     Consolidated Statements of Stockholders' Equity for the Three Years Ended June 30, 2001, 2000 and 1999.

     Consolidated Statements of Cash Flows for the Three Years Ended June 30, 2001, 2000 and 1999.

     Notes to Consolidated Financial Statements.

     Schedule II Valuation and Qualifying Accounts for the Three Years Ended June 30, 2001, 2000 and 1999 follows:

                       FONAR CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


                                           Balance                                                 Balance
Description                             June 30, 1998         Additions         Deductions       June 30, 1999
-----------                             -------------    ---------------        ----------       -------------
Receivables from equipment sales
  and service contracts                 $   789,749                             $    1,000       $    788,749
Receivables from medical
  Services                                     -                    -                 -                  -
Receivables from related PC's                  -         (1) $   628,836           628,836               -
Advance and notes to related
  Parties                                   904,000                                                   904,000
Notes receivable                            477,456                                                   477,456


                                           Balance                                                 Balance
Description                             June 30, 1999         Additions         Deductions       June 30, 2000
-----------                             -------------    ---------------        ----------       -------------
Receivables from equipment sales
  and service contracts                 $   788,749                             $      418       $    788,331
Receivables from medical
  Services                                     -                    -                 -                  -
Receivables from related PC's                  -         (1)     177,162            23,430            153,732
Advance and notes to related
  Parties                                   904,000                                                   904,000
Notes receivable                            477,456                                                   477,456


                                           Balance                                                 Balance
Description                             June 30, 2000         Additions         Deductions       June 30, 2001
-----------                             -------------    ---------------        ----------       -------------
Receivables from equipment sales
  and service contracts                 $   788,331      (1) $   245,000        $     -           $ 1,033,331
Receivables from medical
  Services                                     -                    -                 -                  -
Receivables from related PC's               153,732      (1)     387,505             2,940            538,297
Advance and notes to related
  Parties                                   904,000      (1)     287,456           875,421            316,035
Notes receivable                            477,456      (1)        -              477,456               -

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

Dated: October 23, 2001

                                By: /s/ Raymond Damadian
                                Raymond V. Damadian, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                   Title                                Date

/s/ Raymond Damadian            Chairman of the                 October 23, 2001
Raymond V. Damadian             Board of Directors,
                                President and a
                                Director (Principal
                                Executive Officer)

/s/ Claudette J.V. Chan         Director                        October 23, 2001
Claudette J.V. Chan


/s/ Robert J. Janoff            Director                        October 23, 2001
Robert J. Janoff

/s/ Charles N. O'Data           Director                        October 23, 2001
Charles N. O'Data