Form 10-K/A
period 2001-06-30
FONAR CORP
filed 2001-10-30
CIK 355019

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

     The Company no longer consolidates any medical practices which it manages. In the original 10-K for 2001 and also in 2000 and 1999, the Company consolidated certain medical practices managed as a result of the 1998 acquisitions of A & A Services, Inc. and Dynamic Health Care Management, Inc. The Company also consolidated the practices conducted by Superior Medical Services, P.C. The Company has determined that consolidation of such medical practices is not appropriate because the underlying management agreements do not meet all of the six criteria of Emerging Issues Task Force ("EITF") Consensus No. 97-2.

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

     All financial information provided in the 10-K/A has been revised to reflect the restatement.

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


Item 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data has been extracted from the Company's consolidated financial statements for the five years ended June 30, 2001. For the years ended June 30, 2001, 2000 and 1999, the selected financial data has been extracted from the restated consolidated financial statements for those fiscal years. The restated financial statements reflect the change to no longer consolidate any medical practices managed by HMCA. See Note 2 to the consolidated financial statements of the Company included in Item 8 for a further explanation of the restatement. This selected consolidated financial data should be read in conjunction with the consolidated financial statements of the Company and the related notes included in Item 8 of this form. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's business plan.


                                            As of, or For the Period Ended June 30,
                     --------------------------------------------------------------------------------
                         2001             2000             1999             1998             1997
                     ------------     ------------     ------------     ------------     ------------
STATEMENT OF
OPERATIONS

Revenues             $42,273,301      $36,154,797      $33,289,044      $27,554,357      $17,633,066

Cost of              $27,797,198      $26,592,069      $26,061,682     $ 23,841,844      $18,428,574
revenues

Research              $5,866,421       $5,532,325      $ 6,647,555     $  6,506,995      $ 3,928,035
and Development
Expenses

Net Income
(loss)              $(15,183,862)    $(10,955,987)    $(14,215,763)     $(5,653,086)    $ 56,068,771

Basic and Diluted
Net income
(loss)                     $(.22)           $(.17)           $(.22)           $(.09)           $1.00
per common share

Weighted              68,633,758       66,304,716       64,071,151       61,175,986       56,097,965
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

     RESTATEMENT OF FINANCIAL STATEMENTS

     The Company no longer consolidates any medical practices which it manages. In 1999, 2000 and 2001, the Company had consolidated certain medical practices managed as a result of the 1998 acquisitions of A & A Services, Inc. and Dynamic Health Care Management, Inc. The Company also previously consolidated the practices conducted by Superior Medical Services, P.C. in 1999, 2000 and 2001. The Company has determined that consolidation of such medical practices is not appropriate because the underlying management agreements do not meet all of the six criteria of Emerging Issues Task Force ("EITF") Consensus No. 97-2. Accordingly, the consolidated financial statements have been restated. The significant effect of such restated financial statements for 1999, 2000 and 2001 has been to decrease revenue and related costs by $3.7 million, $3.8 million and $4.2 million, respectively. In addition, the balance sheet caption "Excess of Cost Over Net Assets of Businesses Acquired - Net" has been reclassified to "Management Agreements - Net".

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

As discussed in Note 2 to the consolidated financial statements, the Company changed its consolidation policy and no longer consolidates certain managed medical practices. The accompanying consolidated financial statements have been retroactively restated to account for such change.

During each of the years in the three-year period ended June 30, 2001, a significant portion of the Company's revenues was from related parties (see Notes 2, 3, 5, 8 and 20).

                            /s/ Grassi & Co., CPAs, P.C.
                            GRASSI & CO., CPAs, P.C.

New York, New York
September 28, 2001, except for Note 13,
  as to which the date is October 25, 2001

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

The Company no longer consolidates any medical practices which it manages. In 1999, 2000 and 2001, the Company had consolidated certain medical practices managed as a result of the 1998 acquisitions of A & A Services, Inc. and Dynamic Health Care Management, Inc. The Company also previously consolidated the practices conducted by Superior Medical Services, P.C. in 1999, 2000 and 2001. The Company has determined that consolidation of such medical practices is not appropriate because the underlying management agreements do not meet all of the six criteria of Emerging Issues Task Force ("EITF") Consensus No. 97-2. Accordingly, the consolidated financial statements have been restated. The significant effect of such restated financial statements for 1999, 2000 and 2001 has been to decrease revenue and related costs by $3.7 million, $3.8 million and $4.2 million, respectively. In addition, the balance sheet caption "Excess of Cost Over Net Assets of Businesses Acquired - Net" has been reclassified to "Management Agreements - Net".


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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


NOTE 13 - CONVERTIBLE DEBENTURES (Continued)

The debentures are convertible at the option of the holder at a price of $2.047 per share. If the holders decide not to convert, the debenture is payable in ten monthly installments of $450,000 commencing October 1, 2001. At the option of the Company, the principal installments can be either in cash or shares of the Company's' common stock, valued at the lesser of: a) 90% of the average of the four lowest closing bid prices during the preceding month, or b) the average of the four lowest closing bid prices during the preceding calendar month, less $0.125. By amendment dated October 25, 2001, however, the payments originally due October 1, 2001 and November 1, 2001, have been extended to November 5, 2001, and for those payments, the stock would be valued at the average of the two lowest closing bid prices for October, 2001 less $0.25.

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

Dated: October 30, 2001

                                By: /s/ Raymond Damadian
                                Raymond V. Damadian, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                   Title                                Date

/s/ Raymond Damadian            Chairman of the                 October 30, 2001
Raymond V. Damadian             Board of Directors,
                                President and a
                                Director (Principal
                                Executive Officer)

/s/ Claudette J.V. Chan         Director                        October 30, 2001
Claudette J.V. Chan


/s/ Robert J. Janoff            Director                        October 30, 2001
Robert J. Janoff

/s/ Charles N. O'Data           Director                        October 30, 2001
Charles N. O'Data