Form 10-Q
period 2000-06-30
FONAR CORP
filed 2001-11-16
CIK 355019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED SEPTEMBER 30, 2001      Commission File Number 0-10248



                                FONAR CORPORATION
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 DELAWARE                            11-2464137
    -------------------------------     ------------------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)



                   110 Marcus Drive Melville, New York 11747
    ------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)



                                 (631) 694-2929
                         ------------------------------
                         Registrant's telephone number,
                              including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Class                             Outstanding at September 30, 2001
-----------------------------------------     ---------------------------------
Common Stock, par value $.0001                          60,033,490
Class B Common Stock, par value $.0001                       4,211
Class C Common Stock, par value $.0001                   9,562,824
Class A Preferred Stock, par value $.0001                7,836,286

FONAR CORPORATION AND SUBSIDIARIES
INDEX







PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - September 30, 2001
     and June 30, 2001

   Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2001 and
     September 30, 2000

   Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2001 and
     September 30, 2000


   Notes to Condensed Consolidated Financial Statements



Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


PART II - OTHER INFORMATION

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                                   Sept. 30,    June 30,
                                                            2001        2001
                                                        (UNAUDITED)
Current Assets:                                         -----------   --------
  Cash and cash equivalents                                $ 7,595    $ 14,040

  Marketable securities                                      6,138       6,085

  Accounts receivable - net                                  1,020         850

  Accounts receivable - related medical practices - net     12,546      13,181

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                     2,502       1,769

  Inventories                                                4,192       3,725

  Investment in sales-type leases - related parties            194         191

  Investment in sales-type lease                               109         120

  Prepaid expenses and other current assets                    869         904
                                                        -----------   --------
        Total current assets                                35,165      40,865
                                                        -----------   --------

Restricted cash                                              5,500       5,500

Property and equipment - net                                 9,945      10,637

Advances and notes to related parties - net                  2,826       1,559

Investment in sales-type leases - related parties            2,480       2,514

Investment in sales-type lease                                 833         861

Notes receivable - net                                         375         375

Management agreements - net                                 20,133      20,438

Other intangible assets - net                                1,909       1,854

Other assets                                                   288         297
                                                        -----------   --------
                                                          $ 79,454    $ 84,900
                                                        ===========   ========

  See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

                                                         Sept. 30,    June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                        2001          2001
                                                        (UNAUDITED)
Current Liabilities:                                    -----------   --------
  Current portion of long-term debt and
    capital lease obligations                              $ 5,957    $  6,635
  Accounts payable                                           2,861       3,021
  Other current liabilities                                  5,770       6,176
  Customer advances                                          1,842       1,672
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                          100         351
  Income taxes payable                                         771         765
  Convertible debentures                                     4,500       4,500
                                                        -----------   --------
      Total current liabilities                             21,801      23,120

Long-term debt and capital lease obligations,
   less current portion                                      8,778      10,109
Unearned revenue - license fee                               8,775       9,360
Other non-current liabilities                                  337         327
                                                        -----------   --------
      Total liabilities                                     39,691      42,916
                                                        -----------   --------
Minority interest                                              189         153
                                                        -----------   --------
Commitments and contingencies                                    -           -

STOCKHOLDERS' EQUITY

Common Stock $.0001 par value; 85,000,000
shares authorized; 60,033,490 issued and outstanding
at September 30, 2001 and 59,524,455 at June 30, 2001            6           6

Class B Common Stock $ .0001 par value; 4,000,000
shares authorized, (10 votes per share), 4,211 issued
and outstanding at September 30, 2001 and June 30, 2001          -           -

Class C Common Stock $.0001 par value;  10,000,000
shares authorized,  (25 votes per share), 9,562,824
issued and outstanding at September 30, 2001 and
June 30, 2001                                                    1           1

Class A non-voting Preferred Stock $.0001 par value;
8,000,000 authorized, 7,836,286 issued and outstanding
at September 30, 2001 and June 30, 2001                          1           1

Paid-in capital in excess of par value                     105,840     104,984
Accumulated other comprehensive income                         185          84
Accumulated deficit                                        (63,848)    (60,001)
Notes receivable - stockholders                            ( 1,040)    ( 1,040)
Unearned compensation                                      (   896)    ( 1,529)
Treasury stock - 291,064 shares of common stock
  at September 30, 2001 and June 30, 2001                  (   675)    (   675)
                                                        -----------   --------
      Total stockholders' equity                            39,574      41,831
                                                        -----------   --------
      Total liabilities and stockholders' equity          $ 79,454    $ 84,900
                                                        ===========   ========

    See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)                           FOR THE
                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                         ----------------------
                                                             2001        2000
REVENUES                                                 ----------  ----------
  Product sales - net                                    $   1,036   $     139
  Product sales - related parties - net                        847         118
  Service and repair fees - net                                542         459
  Patient revenue -net                                           -         375
  Management and other fees - related medical
    practices - net                                          7,143       7,264
  License fees and royalties                                   585         627
                                                         ----------  ---------
     Total Revenues - Net                                   10,153       8,982
                                                         ----------  ---------
COSTS OF REVENUES:
  Cost of product sales                                        719         292
  Cost of product sales - related parties                      744         343
  Cost of service and repair fees                              599         672
  Cost of patient revenue                                      -           316
  Cost of management and other fees - related parties        3,970       4,209
  Research and development expenses                          1,205       1,512
  Selling, general and administrative expenses               4,742       4,436
  Compensatory element of stock issuances                    1,108         896
  Provision for bad debts                                      143           -
  Amortization management agreements                           305         305
                                                         ----------  ---------
     Total Costs and Expenses                               13,535      12,981
                                                         ----------  ---------
Loss From Operations                                       ( 3,382)    ( 3,999)

Interest Expense                                           (   649)    (   279)

Interest Income                                                289         460

Other income (expense) - net                                    20          22
                                                         ----------  ----------
Loss before provision for taxes and minority interest      ( 3,722)    ( 3,796)

Provision for income taxes                                       6           8
                                                         ----------  ---------
Loss before minority interest                              ( 3,728)    ( 3,804)

Minority interest in net (income) loss
 of partnerships                                           (   119)    (   103)
                                                         ----------  ---------
NET LOSS                                                 $ ( 3,847)   $( 3,907)
                                                         ==========  =========

Basic and Diluted Net Loss per share                     $    (.05)   $   (.06)
                                                         ==========  =========

Weighted average number of shares outstanding               70,771      67,366
                                                         ==========  =========

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)
                                                                 FOR THE
                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                         ----------------------
                                                             2001        2000
                                                         ----------  ----------
Cash Flows from Operating Activities
 Net loss                                                $ ( 3,847)  $ ( 3,907)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest in net income of partnerships            119         103
    Depreciation and amortization                            1,266       1,153
    Provision for bad debts                                    143           -
    Compensatory element of stock issuances                  1,108         896
    Stock issued for professional services                      87           -
    Amortization of warrant value recorded as
      interest expense                                         294           -
    Amortization of unearned license fee                   (   585)    (   585)
    License fee                                                  -       9,000
    (Increase) decrease in operating assets, net:
       Accounts and notes receivable                           465     (   782)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                 (   733)        817
       Inventories                                         (   467)    (   872)
       Investment in sales-type leases - related parties         -     (   912)
       Principal payments on sales type lease-related
         parties                                                31           -
       Principal payments on investment in sales type
         leases                                                 39           -
       Prepaid expenses and other current assets                35          67
       Other assets                                              9           -
       Advances and notes to related parties                (1,267)         50
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                    (   246)        642
       Other current liabilities                           (   406)    ( 1,184)
       Customer advances                                       170          15
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                  (  251)          -
       Other liabilities                                        10           -
       Income taxes payable                                      6           -
                                                         ----------  ----------
Net cash provided by (used in) operating activities        ( 4,020)      4,501
                                                         ----------  ----------

See accompanying notes to consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)
                                                                 FOR THE
                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                         ----------------------
                                                             2001         2000
Cash Flows from Investing Activities:                    ----------  ----------
  Investment in marketable securities                           48       2,018
  Purchases of property and equipment                      (   200)    (   663)
  Costs of capitalized software development                (   181)          -
                                                            ------      ------
Net cash provided by (used in) investing activities        (   333)      1,355
                                                            ------      ------

Cash Flows from Financing Activities:
  Distributions to holders of minority interests           (    83)    (     72)
  Repayment of borrowings and capital
    lease obligations                                      ( 2,009)    (   998)
                                                         ----------  ----------
  Net cash used in financing activities                    ( 2,092)    ( 1,070)
                                                         ----------  ----------

Increase (Decrease) in Cash and Cash Equivalents           ( 6,445)      4,786

Cash and Cash Equivalents - beginning of period             14,040      11,430
                                                         ----------  ----------
Cash and Cash Equivalents - end of period                  $ 7,595     $16,216
                                                         ==========  ==========

See accompanying notes to consolidated financial statements (unaudited).



FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(000'S OMITTED)


                                                                 FOR THE
                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                         ----------------------
                                                            2001         2000
                                                         ----------  ----------
Net loss                                                 $  (3,847)  $  (3,907)

Other comprehensive income, net of tax:
    Unrealized gains (losses) on securities,
      net of tax                                               101         118
                                                         ----------  ----------
Total comprehensive loss                                 $  (3,746)  $  (3,789)
                                                         ==========  ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A filed on October 30, 2001 for the fiscal year ended June 30, 2001.

NOTE 2  - DESCRIPTION OF BUSINESS

FONAR Corporation (the "Company" or "FONAR") is a Delaware corporation, which was incorporated on July 17, 1978. FONAR is engaged in the research, development, production and marketing of medical scanning equipment which uses principles of Magnetic Resonance Imaging ("MRI") for the detection and diagnosis of human diseases. In addition to deriving revenues from the direct sale of MRI equipment, revenue is also generated from its installed base of customers through its service and upgrade programs.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE 3  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly owned subsidiaries and partnerships. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company no longer consolidates any medical practices which it manages. The Company had previously consolidated certain medical practices managed as a result of the 1998 acquisitions of A & A Services, Inc. and Dynamic Health Care Management, Inc. The Company also previously consolidated the practices conducted by Superior Medical Services, P.C. The Company has determined that consolidation of such medical practices is not appropriate because the underlying management agreements do not meet all of the six criteria of Emerging Issue Task Force ("EITF") Consensus No. 97-2. Accordingly the consolidating statement of operations and cash flows for the three-months ended September 30, 2000 have been restated. The significant effect of such restated financial statements for the three months ended September 30, 2000 has been to decrease revenue and related costs by $1.1 million. In addition, the balance sheet caption "Excess of Costs Over Net Assets of Businesses Acquired - Net" has been reclassified to "Management Agreements - Net".

Net revenue from the Company's wholly owned Florida multi- specialty practice is reflected in the accompanying Consolidated Statement of Operations under the caption "Patient - Net". Net revenue from the management of related medical practices is reflected in the accompanying Consolidated statements of Operations under the caption "Management and Other Fees - Related Medical Practices - Net".

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

Inventories
-----------

Inventories consist of purchased parts, components and supplies, as well as work-in-process, and are stated at the lower of cost (materials, labor and overhead determined on the first-in, first out method) or market.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE 3  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management Agreements
---------------------

Management agreements are being amortized using the straight-line method over 20-year term of the agreements.

Long-Lived Assets
-----------------

The Company periodically assesses the recoverability of long-lived assets, including property and equipment, intangibles and management contracts, when there are indications of potential impairment, based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

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

Options and warrants to purchase approximately 4,036,000 and 415,000 shares of common stock were outstanding at September 30, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share due to losses in both periods, as a result of the options and warrants being antidilutive. In addition, convertible debentures, which are convertible into 2,200,000 shares at September 30, 2001 were antidilutive.

Cash and Cash Equivalents
-------------------------

The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents. At September 30, 2001, the Company had cash deposits of approximately $7.1 million in excess of federally insured limits.

Restricted Cash
---------------

At September 30, 2001, $5,500,000 of cash has been pledged as collateral on an outstanding bank loan and has been classified as restricted cash on the consolidated balance sheet.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE 3  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Stock-Based Compensation
------------------------

The Company accounts for its compensation and stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company provided proforma net income and proforma earnings per share disclosures at June 30, 2001 for employee stock option grants, as if the fair-value-based method defined in SFAS No. 123 had been applied.

Stock-based compensation issued to employees and consultants is valued based on the quoted market price of the common stock at the time of issuance.

Recent Accounting Pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of SFAS 141 have been adopted by the Company as of July 1, 2001. The adoption of SFAS 141 has not changed the method of accounting used in previous business combinations, initiated prior to July 1, 2001.

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions may also apply to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supersedes APB Opinion No. 17 "Intangible Assets" and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. The Company does not anticipate any significant impact to the consolidated financial statements as a result of the adoption of SFAS No. 142 and expects to continue to amortize all identifiable intangible assets.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE 3  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement of Financial Accounting standards No. 121 ("SFAS 121), "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company is evaluating the effect of this statement on the Company's results of operations and financial position.

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform to the current year presentation.


NOTE 4  - MARKETABLE SECURITIES
-------------------------------

The following is a summary of marketable securities at September 30, 2001:

                                           (000's omitted)
                                           ---------------
                                Unrealized                       Fair
                                Amortized      Holdings          Market
                                  Cost         Gains (Loss)      Value
                                ----------     ------------     --------
            U.S. Government       $4,029          $ 132          $4,161
             obligations
            Corporate bonds        1,924             53           1,977
                                ----------     ------------     --------
                                  $5,953          $ 185          $6,138
                                ==========     ============     ========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)


NOTE 5  - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is comprised of the following at September 30, 2001:

                                             (000's omitted)
                                             ---------------
                                              Allowance for
                                                doubtful
                                              accounts  and
                                  Gross        contractual
                                Receivable     allowances          Net
                                ----------    -------------    ----------
  Receivable from equipment
    sales and service contracts  $  2,053        $  1,033       $  1,020
                                ==========     ============    ==========

  Receivables from related PC's  $ 13,574        $  1,029       $ 12,545
                                ==========     ============    ==========

The Company's customers are concentrated in the healthcare industry.

The Company's receivables from the related PC's substantially consist of fees outstanding under management agreements, service contracts and lease agreements with related PC's. Payment of the outstanding fees is based on collection by the PC's of fees from third party medical reimbursement organizations, principally insurance companies and health management organizations.

Collection by the Company of its accounts receivable may be impaired by the uncollectibility of medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Approximately 56% and 40% of the PC's net revenues for the three months ended September 30, 2001 and September 30, 2000, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company takes all legally available steps, including legally prescribed arbitrations, to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

Net revenues from the related PC's, including product sales, accounted for approximately 79% and 86% of the consolidated net revenues for the three months ended September 30, 2001 and 2000, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE 5 - ACCOUNTS RECEIVABLE, NET (Continued)

Unaudited Financial Information of Unconsolidated Managed Medical Practices
---------------------------------------------------------------------------

Summarized income statement data for the three months ended September 30, 2001 related to the 28 unconsolidated medical practices managed by the Company is as follows:

                                           (000's omitted)

Patient Revenue - Net                           $8,646
                                               ========
Loss from Operations                            $ ( 36)
                                               ========
Net Loss                                        $ ( 94)
                                               ========



NOTE 6  - INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

                                           (000's omitted)

                                  Sept. 30, 2001        June 30, 2001
                                  --------------        -------------
Purchased parts, components
   and supplies                       $3,437               $3,050

Work-in-process                          755                  675
                                     --------             ---------
                                      $4,192               $3,725
                                     ========             =========


NOTE 7 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES
                                           (000's omitted)

1) Information relating to uncompleted contracts as of September 30, 2001 is as follows:

     Costs incurred on uncompleted              $3,513
          contracts
     Estimated earnings                            526
                                               --------
                                                 4,039
     Less:     Billings to date                  1,637
                                               --------
                                                $2,402
                                               ========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)


NOTE 7 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES (Continued)

Included in the accompanying consolidated balance sheet under the following captions:

     Costs and estimated earnings in excess of
       billings on uncompleted contracts                      $2,502
     Billings in excess of  costs and estimated
       earnings on uncompleted contracts                         100
                                                             --------
                                                              $2,402
                                                             ========
2) Customer advances consist of the following:

     Total advances from customers                            $3,479
     Less:  Advances from customers
              on contracts under construction                  1,637
                                                             --------
                                                              $1,842
                                                             ========


NOTE 8 - CONVERTIBLE DEBENTURES

Pursuant to a securities purchase agreement, dated May 24, 2001, between the Company and an investor group, the Company issued and sold to the investor group on that date for an aggregate purchase price of $4.5 million:

* 4% convertible debentures due June 30, 2002 in the aggregate principal amount of $4.5 million, convertible into shares of the Company's common stock at a conversion price of $2.047 per share, subject to adjustment.

* Purchase warrants to purchase an aggregate of 659,501 shares of the Company's common stock at an initial exercise price of $1.801 per share, subject to adjustment; and

* Callable warrants to purchase an aggregate of 2,000,000 shares of the Company's common stock at a fluctuating exercise price which will vary depending on the market price for the Company's common stock.

In connection with the issuance of the debentures, the Company paid a placement fee in the amount of $157,500. In addition, the Company issued 300,000 purchase warrants to the placement agent.

                  FONAR CORPORATION AND SUBSIDIARIES NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE 8 - CONVERTIBLE DEBENTURES (Continued)

The debentures are convertible at the option of the holder at a price of $2.047 per share. If the holders decide not to convert, the debenture is payable in ten monthly installments of $450,000 commencing September 1, 2001. At the option of the Company, the principal installments can be either in cash or shares of the Company's' common stock, valued at the lesser of: a) 90% of the average of the four lowest closing bid prices during the preceding month, or b) the average of the four lowest closing bid prices during the preceding calendar month, less $0.125. By amendment dated October 25, 2001, however, the payments originally due October 1, 2001 and November 1, 2001, were extended to November 5, 2001, and for those payments, the stock would be valued at the average of the two lowest closing bid prices for October, 2001 less $0.25. Previously, the debenture holder had received 10,000 shares of the Company's common stock during October 2001 for the initial extention of the October 1, 2001 payment. On November 5, 2001, the Company made these payments for principal due of $900,000 and related accrued interest on this principal of $16,500 through the issuance of 959,626 shares of the Company's common stock. The payment due September 1, 2001 was extended to a future payment date to be specified by the debenture holder upon the giving of five days prior notice.

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

The debentures and warrants provide for proportionate adjustments in the event of stock splits, stock dividends and reverse splits. In addition, the conversion and exercise prices will be reduced, with certain specified exemptions, if the Company issues shares at lower prices, then the debenture conversion or warrant exercise prices, or less than market price for the common stock.

The terms of the registration rights agreement with the investor requires the Company to register approximately two times the number of shares necessary to repay the debentures in common stock at the lower of the market price, as computed under the agreement, or the conversion price, plus the number of shares underlying the warrants.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2001 and 2000, the Company paid approximately $289,000 and $342,000 for interest, respectively. During the three months ended September 30, 2001 and 2000, the Company paid approximately $0 and $1,000 for income taxes, respectively.

During the quarter ended September 30, 2001:

a) The Company issued 55,133 shares of common stock for professional services of $87,019.

b) The Company issued 317,339 shares of common stock to employees as compensation of $572,118 under stock bonus plans.

c) The Company issued 125,000 shares of common stock for consulting services of $197,506.

During the quarter ended September 30, 2000:

a) The Company issued 188,334 shares of common stock to employees as compensation of $444,432 under stock bonus plans.

b) The Company issued 106,767 shares of common stock for consulting services of $269,513.

c) The Company acquired equipment of $56,831 under an equipment note payable obligation.


NOTE 10 - SALE OF SUBSIDIARY

In June of 2001, HMCA sold the stock of its wholly-owned Florida multi-specialty practice subsidiaries, Medical Specialties, Inc. and Diagnostic Services, Inc. for a promissory note for $50,000, resulting in a loss of $37,000.


NOTE 11 - SEGMENT AND RELATED INFORMATION

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

                                FONAR CORPORATION
           AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


NOTE 11 - SEGMENT AND RELATED INFORMATION (Continued)

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company 10-K/A as of June 30, 2001. All inter- segment sales are market-based. The Company evaluates performance based on income or loss from operations.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                       (000's omitted)

                                                          Physician
                                               Medical    Management
                                              Equipment    Services     Total
                                              ---------   ----------   --------
For the Quarter ended September 30, 2001:

Net revenue from external customers            $ 3,010     $ 7,143     $10,153
Inter-segment net revenues                     $   353          -      $  353
Operating (loss) income                        $(3,937)    $   555     $(3,382)
Depreciation and amortization                  $   636     $   630     $ 1,266

Compensatory element of stock issuances        $   565     $   543     $ 1,108
Total identifiable assets                      $42,548     $36,906     $79,454
Capital expenditures                           $    40     $   160     $   200

For the Quarter ended September 30, 2000:

Net revenue from external customers            $ 1,343     $ 7,639     $ 8,982
Inter-segment net revenues                     $   275          -      $  275
Operating (loss) income                        $(4,800)    $   801     $(3,999)
Depreciation and amortization                  $   542     $   611     $ 1,153
Compensatory element of stock issuances        $   524     $   372     $   896

Total identifiable assets                      $52,917     $38,877     $91,794
Capital expenditures                           $   478     $   242     $   720

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS.

     For the fiscal  quarter ended  September 30, 2001 (first  quarter of fiscal
2002), the Company reported a net loss of $3.8 million on revenues of $10.2 million as compared to a net loss of $3.9 million on revenues of $9.0 million for the first quarter of fiscal 2001.

     The Company operates in two industry segments: the manufacture and servicing of medical (MRI) equipment, the Company's traditional business which is conducted directly by Fonar and physician and diagnostic management services, which is conducted through Fonar's wholly-owned subsidiary, Health Management Corporation of America ("HMCA").

     HMCA (physician and diagnostic management services) income from operations was approximately $550,000 for the first three months of fiscal 2002 compared to income of $801,000 for the first three months of fiscal 2001. The decline in HMCA income was attributable to lower revenues reflecting a decline in management fees and patient revenues ($7.1 million for the first three months of fiscal 2002 compared to $7.6 million for the first three months of fiscal 2001), principally from the medical practices managed by HMCA.

     Increased MRI equipment sales resulted in an increase in revenues recognized by the Company's MRI equipment manufacturing and service business, from $1.3 million in the first quarter of fiscal 2001 to $3.0 million in the first quarter of fiscal 2002. As a result the operating loss from the Company's MRI equipment manufacturing and service business was $3.9 million for the first quarter of fiscal 2002 as compared to $4.8 million for the first quarter of fiscal 2001.

     Accordingly the Company's consolidated operating loss was $3.4 million for the first three months of fiscal 2002 as compared to a consolidated operating loss of $4.0 million for the first three months of fiscal 2001.

     Although the Company's scanner sales increased significantly from fiscal 2001, low product sales volume continues to be the principal reason for the Company's operating losses. Sales revenues attributable to the Company's medical
(MRI) equipment business were $1.9 million for the first three months of fiscal 2002 as compared to $257,000 for the first three months of fiscal 2001. Costs of revenues attributable to the Company's product sales were $1.5 million for the first quarter of fiscal 2002 as compared to $635,000 for the first quarter of fiscal 2001.

     The Company's efforts to improve equipment sales volume have emphasized research and development to improve the competitiveness of its products and increased marketing and sales efforts. Research and development expenditures were $1.2 million for the first quarter of fiscal 2002 and $1.5 million for the first quarter of fiscal 2001.

     Selling, general and administrative expenses increased, from $4.4 million in the first quarter of fiscal 2001 to $4.7 million in the first quarter of fiscal 2002, primarily due to the expansion of Fonar's sales force and efforts (an increase of approximately $166,000) and the amortization of deferred financing costs of $74,000 during fiscal 2002 incurred in connection with the issuance of convertible debentures in the principal amount of $4.5 million in May 2001.

     The increase in compensatory element of stock issuance from approximately $896,000 on or the first three months of fiscal 2001 to approximately $1.1 million for the first three months of fiscal 2002 reflected greater use of Fonar's stock bonus plan to pay certain highly compensated employees in stock rather than cash.

     Increased interest expense ($649,000 in the first quarter of fiscal 2002 as compared to $279,000 for the first quarter of fiscal 2001) principally reflected the amortization of the value of the warrants issued in connection with issuance of the Company's convertible debentures ($294,000).

     Inventories increased to $4.2 million at September 30, 2001 from $3.7 million at June 30, 2001 as the Company purchased parts and commenced manufacturing scanners to fill orders and anticipated orders.

     Accounts receivable increased to $1.0 million as at September 30, 2001 from $850,000 as at June 30, 2001, principally reflecting increased revenues from service contracts on MRI scanners.

     The Company's Indomitable (TM) (also referred to as Stand-Up), QUAD (TM), Fonar-360 (TM) and Pinnacle (TM) MRI, are intended to significantly improve the Company's competitive position. In addition, the Company offers a low cost open scanner, the Echo (TM) MRI, operating at .3 Tesla field strength.

     The Company's Indomitable (TM) scanner allows patients to be scanned while standing or reclining. As a result, for the first time, MRI is able to be used to show abnormalities and injuries under full weight-bearing conditions, particularly the spine and joints. A floor-recessed elevator brings the patient to the height appropriate for the targeted image region. A custom-built adjustable bed allows patients to sit or lie on their backs, sides or stomachs at any angle. Full-range-of-motion studies of the joints in virtually any direction will be possible, an especially promising feature for sports injuries.

     The Company believes that Indomitable(TM) will also prove useful for MRI-directed surgical procedures as the surgeon would have unhindered access to the patient with no restrictions in the vertical direction. This easy-entry, mid-field-strength scanner should be ideal for trauma centers where a quick MRI-screening within the first critical hour of treatment will greatly improve patients' chances for survival and optimize the extent of recovery.

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

     The Company also offers a low cost open scanner, the Echo, which operates at a .3 Tesla field strength. The Echo is an open upgraded version of the Company's former principal product, the Beta MRI scanner, but is open on four sides to provide four directions for patient access instead of two.

     The Company has also developed a superconductive version of its open iron frame magnets, the "Pinnacle" (TM), and has completed construction of a prototype with a 0.6 Tesla superconductive magnet. The Company's design of its superconductive magnet anticipated the possibility of making its other products available as superconducting magnets. Therefore, it is the Company's objective to make Indomitable (TM) and the Fonar 360 available to FONAR's customers as either iron-frame resistive models or iron-frame superconductive magnets depending on customer preference and pricing.

     During the first quarter of fiscal 2002, revenues of approximately $1.6 million were recognized from the sale of Stand-Up MRI scanners and $48,000 from the sale of QUAD MRI scanners. In addition, revenues of approximately $135,000 were recognized from the sales of upgrades, principally from the Sympulse (TM) upgrade.

     During the first quarter of fiscal 2001, revenues of approximately $118,000 were recognized from the sale of QUAD scanners.

     There were no foreign product sales for the first three months of fiscal 2002 or fiscal 2001.

Liquidity and Capital Resources.

     Cash and cash equivalents decreased from $14.0 million at June 30, 2001 to $7.6 million at September 30, 2001. Principal uses of cash during the first three months of fiscal 2002 included: capital expenditures of $381,000, inventories of $467,000, repayment of long-term debt of $2.0 million and $3.8 million to fund the losses for the first three months of fiscal 2002.

     Marketable securities approximated $6.1 million as of both September 30, 2001 and June 30, 2001. Such investments were in U.S. government obligations and corporate bonds.

     Total liabilities decreased since June 30, 2001 by $3.2 million to $39.7 million at September 30, 2001. The decrease in liabilities from June 30, 2001 is attributable primarily to the repayment of long-term debt and capital lease obligations of $2.0 million and the amortization of the license fee of $585,000.

     As of September 30, 2001, the Company had a bank credit facility of $5,500,000. The unused portion of the facility was approximately $266,000. The interest on loans made under the facility is either the bank's prime rate, as in effect from time to time, or 0.5% plus the bank's cost of funds rate, as selected by Fonar when the loan is made.

     The Company's business plan currently includes an aggressive program for manufacturing and selling its new line of scanners and expanding its new physician and diagnostic management services business.

In May of 2001, the Company issued convertible debentures in the principal amount of $4.5 million. These debentures are convertible at the option of the holder at a price of $2.047 per share. Otherwise, the debentures are payable in ten monthly installments of principal of $450,000 each, with interest at 4% per annum. The installments can be paid in cash or common stock at the Company's option. In such case the common stock would be valued at the lesser of: a) 90% of the average of the four lowest closing bid prices during the preceding month, or b) the average of the four lowest closing bid prices during the preceding calendar month, less $0.125. By amendment dated October 25, 2001, however, the payments originally due October 1, 2001 and November 1, 2001, were extended to November 5, 2001, and for those payments, the stock was valued at the average of the two lowest closing bid prices for October, 2001 less $0.25. Previously, the debenture holder had received 10,000 shares of the Company's common stock during October 2001 for the initial extention of the October 1, 2001 payment. On November 5, 2001, the Company made these payments for principal due of $900,000 and related accrued interest on this principal of $16,500 through the issuance of 959,626 shares of the Company's common stock. The payment due September 1, 2001 was extended to a future payment date to be specified by the debenture holder upon the giving of five days prior notice.

     No part of the debentures have been converted to date. The ability of the Company to pay this debt in common stock increases the liquidity of the Company by enabling cash to be used for operations and to pay other obligations.

     The Company believes that it has sufficient cash resources and other liquid assets to support its operations. The Company and its subsidiary, HMCA, are continuing to explore both bank financing and the placement of debt and equity securities.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

     There were no material changes in litigation for the first three months of fiscal 2002 from that described in the Company's Form 10-K for the fiscal year ended June 30, 2001.

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


                                    FONAR CORPORATION
                                    (Registrant)



                                    By:  /s/ Raymond V. Damadian
                                         Raymond V. Damadian
                                         President, Chairman
                                         Chief Executive Officer and
                                         Acting Principal Financial Officer


Dated:  November 16, 2001