Form 10-Q
period 2001-12-31
FONAR CORP
filed 2002-02-15
CIK 355019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED DECEMBER 31, 2001               Commission File Number 0-10248



                                FONAR CORPORATION
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                     11-2464137
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



110 Marcus Drive     Melville, New York                       11747
----------------------------------------        --------------------------------
(Address of principal executive offices)                   (Zip Code)



                                 (631) 694-2929
                         ------------------------------
                         Registrant's telephone number,
                              including area code:


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X      NO
                                        ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                              Outstanding at December 31, 2001
--------------------------------               --------------------------------
Common Stock, par value $.0001                           61,570,097
Class B Common Stock, par value $.0001                        4,211
Class C Common Stock, par value $.0001                    9,562,824
Class A Preferred Stock, par value $.0001                 7,836,286

FONAR CORPORATION AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION                                  PAGE

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - December 31, 2001
     and June 30, 2001                                            3

   Condensed Consolidated Statements of Operations for
     the Three Months Ended December 31, 2001 and
     December 31, 2000                                            5

   Condensed Consolidated Statements of Operations for
     the Six Months Ended December 31, 2001 and
     December 31, 2000                                            6

   Condensed Consolidated Statements of Cash Flows for
     the Six Months Ended December 31, 2001 and
     December 31, 2000                                            7

   Condensed Consolidated Statements of Comprehensive
     Income (Loss) for the Six Months Ended December 31, 2001
     and December 31, 2000                                        8


   Notes to Condensed Consolidated Financial Statements           9


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


PART II - OTHER INFORMATION

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                                December 31,    June 30,
                                                         2001           2001
                                                      (UNAUDITED)
Current Assets:                                       ------------   ---------
  Cash and cash equivalents                              $ 5,759      $14,040

  Marketable securities                                    6,137        6,085

  Accounts receivable - net                                1,063          850

  Accounts receivable - related medical practices - net   12,085       13,181

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                   1,303        1,769

  Inventories                                              4,703        3,725

  Investment in sales-type leases - related parties          195          191

  Investment in sales-type lease                             112          120

  Prepaid expenses and other current assets                1,372          904
                                                        --------     --------
        Total current assets                              32,729       40,865
                                                        --------     --------

Restricted cash                                            5,500        5,500

Property and equipment - net                               9,733       10,637

Advances and notes to related parties - net                2,824        1,559

Investment in sales-type leases - related parties          2,480        2,514

Investment in sales-type lease                               803          861

Notes receivable - net                                       375          375

Management agreements - net                               19,829       20,438

Other intangible assets - net                              1,955        1,854

Other assets                                                 296          297
                                                        --------     --------
                                                         $76,524      $84,900
                                                        ========     ========

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

                                                      December 31,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                      2001        2001
                                                      (UNAUDITED)
Current Liabilities:                                  ------------   --------
  Current portion of long-term debt and capital
    lease obligations                                    $ 6,184      $ 6,635
  Accounts payable                                         2,568        3,021
  Other current liabilities                                5,954        6,176
  Customer advances                                        2,999        1,672
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                        574          351
  Income taxes payable                                       777          765
  Convertible debentures                                   3,150        4,500
                                                        --------     --------
      Total current liabilities                           22,206       23,120

Long-term debt and capital lease obligations,
   less current portion                                    7,643       10,109
Unearned revenue - license fee                             8,190        9,360
Other non-current liabilities                                348          327
                                                        --------     --------
      Total liabilities                                   38,387       42,916
                                                        --------     --------
Minority interest                                             86          153
                                                        --------     --------
Commitments and contingencies                                  -            -

STOCKHOLDERS' EQUITY
Common Stock $.0001 par value; 85,000,000 shares
authorized; 61,570,097 and 59,524,455 shares issued;
61,279,033 and 59,233,391 shares outstanding at
December 31, 2001 and June 30, 2001, respectively              6            6

Class B Common Stock $ .0001 par value; 4,000,000
shares authorized, (10 votes per share), 4,211 issued
and outstanding at December 31, 2001 and at
June 30, 2001                                                  -            -

Class C Common Stock $.0001 par value;  10,000,000
shares authorizede, (25 votes per share), 9,562,824
issued and outstanding at December 31, 2001 and at
June 30, 2001                                                  1            1

Class A non-voting Preferred Stock $.0001 par value;
8,000,000 authorized, 7,836,287 issued and outstanding
at December 31, 2001 and at June 30, 2001                      1            1

Paid-in capital in excess of par value                   108,454      104,984
Accumulated other comprehensive income                       150           84
Accumulated deficit                                      (68,558)     (60,001)
Notes receivable - stockholders                          (   838)     ( 1,040)
Unearned compensation                                    (   490)     ( 1,529)
Treasury stock - 291,064 shares of common stock
  at December 31, 2001 and June 30, 2001                 (   675)     (   675)
                                                        --------     --------
      Total stockholders' equity                          38,051       41,831
                                                        --------     --------
      Total liabilities and stockholders' equity         $76,524      $84,900
                                                        ========     ========

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                      FOR THE THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                      --------------------------
                                                           2001         2000
REVENUES                                                --------     --------
  Product sales - net                                    $   480      $   995
  Product sales - related parties - net                    1,585            -
  Service and repair fees - net                              539          464
  Patient revenue - net                                        -          342
  Management and other fees - related medical
    practices - net                                        6,514        7,161
  License fees and royalties                                 648          627
                                                        --------     --------
     Total Revenues - Net                                  9,766        9,589
                                                        --------     --------
COSTS OF REVENUES:
  Cost related to product sales                              348        1,180
  Cost related to product sales - related parties          1,175            -
  Cost related to service and repair fees                    619          545
  Cost related to patient revenue                              -          281
  Cost related to management and other
    fees - related parties                                 4,349        4,303
  Research and development                                 1,254        1,516
  Selling, general and administrative                      5,078        4,780
  Provision for bad debts                                     42            -
  Compensatory element of stock issuances for
    selling, general & administrative expenses               627          637
  Amortization of management agreements                      305          305
                                                        --------     --------
     Total Costs and Expenses                             13,797       13,547
                                                        --------     --------
Loss From Operations                                     ( 4,031)     ( 3,958)

Interest Expense                                         (   207)     (   315)

Financing costs paid in stock and warrants               (   721)           -

Investment Income                                            244          543

Other income (expense)                                   (     4)         788

Minority interest in (income) loss
 of subsidiary and partnerships                               19      (    65)

                                                        --------     --------
Loss before provision for income taxes                   ( 4,700)     ( 3,007)

Provision for income taxes                                    10            7
                                                        --------     --------

NET LOSS                                                $( 4,710)    $( 3,014)
                                                        ========     ========
Basic and diluted Net Loss per share                      $(.07)      $(.04)
                                                        ========     ========
Weighted average number of shares outstanding             72,307      68,273
                                                        ========     ========

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                      FOR THE SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                      ------------------------
                                                           2001         2000
REVENUES                                                --------     --------
  Product sales - net                                     $1,516      $ 1,134
  Product sales - related parties - net                    2,433          118
  Service and repair fees - net                            1,081          923
  Patient revenue - net                                        -          717
  Management and other fees - related medical
    practices - net                                       13,657       14,425
  License fees and royalties                               1,233        1,254
                                                        --------     --------
     Total Revenues - Net                                 19,920       18,571
                                                        --------     --------
COSTS OF REVENUES:
  Cost related to product sales                            1,067        1,472
  Cost related to product sales - related parties          1,920          343
  Cost related to service and repair fees                  1,218        1,217
  Cost related to patient revenue                                         597
  Cost related to management and other
    fees - related parties                                 8,318        8,512
  Research and development                                 2,460        3,028
  Selling, general and administrative                      9,820        9,218
  Provision for bad debts                                    185            -
  Compensatory element of stock issuances for
    selling, general & administrative expenses             1,735        1,533
  Amortization of management agreements                      609          609
                                                        --------     --------
     Total Costs and Expenses                             27,332       26,529
                                                        --------     --------
Loss From Operations                                     ( 7,412)     ( 7,958)

Interest Expense                                         (   562)     (   594)

Financing costs paid in stock and warrants               ( 1,015)           -

Investment Income                                            533        1,003

Other income (expense)                                        16          810

Minority interest in (income) loss
 of partnership                                          (   100)     (   168)
                                                        --------     --------
Loss before provision for taxes and
 minority interest                                       ( 8,540)     ( 6,907)

Provision for income taxes                                    17           14
                                                        --------     --------

NET LOSS                                                $( 8,557)    $( 6,921)
                                                        ========      =======
Basic and Diluted Net Loss per share                      $(.12)       $(.10)
                                                        ========     ========
Weighted average number of shares outstanding             72,307       68,273
                                                        ========     ========

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                      FOR THE SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                      ------------------------
                                                          2001         2000
                                                        --------     --------
Cash Flows from Operating Activities
 Net Loss                                               $( 8,557)    $( 6,921)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest in net income loss of partnerships     100          168
    Depreciation and amortization                          2,567        2,323
    Provision for bad debts                                  185            -
    Stock issued for financing costs paid in
    stock and warrants                                     1,015            -
    Compensatory element of stock issuances                1,735        1,533
    Stock issued for professional services                   339          237
    Amortization of unearned license revenue             ( 1,170)     ( 1,170)
    License fee                                                -        9,000
    (Increase) decrease in operating assets, net:
       Accounts and notes receivable                         883          163
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                   466          695
       Inventories                                       (   978)     ( 1,470)
       Investment in sales-type lease - related parties        -      (   935)
       Principal payments received on investment
         in sales type leases - related parties               30           52
       Principal payments received on investment
         in sales type leases                                 66            -
       Prepaid expenses and other current assets         (   468)         123
       Other assets                                            1            2
       Advances and notes to related parties             ( 1,265)          40
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                  (   453)         537
       Other current liabilities                         (   135)     (   763)
       Customer advances                                   1,327      (   425)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                   223          119
       Other liabilities                                      21            -
       Income taxes payable                                   12            -
                                                        --------     --------
Net cash provided by (used in) operating activities      ( 4,056)       3,308
                                                        --------     --------

Cash Flows from Investing Activities:
  Investment in marketable securities                         14        1,936
  Purchases of property and equipment                    (   801)     ( 1,243)
  Costs of capitalized software development              (   354)           -
                                                        --------     --------
Net cash provided by (used in) investing activities      ( 1,141)         693
                                                        --------     --------

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                      FOR THE SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                      ------------------------
                                                          2001         2000
                                                        --------     --------
 Cash Flows from Financing Activities:
  Distributions to holders of minority interests         (   167)     (   184)
  Repayment of borrowings and capital
    lease obligations                                    ( 2,917)     ( 1,693)
  Purchase of common stock                                     -      (     4)
                                                        --------     --------
  Net cash used by financing activities                  ( 3,084)     ( 1,881)
                                                        --------     --------

Increase (Decrease) in Cash                              ( 8,281)       2,120

Cash and Cash Equivalents - beginning of period           14,040       11,430
                                                        --------     --------
Cash and Cash Equivalents - end of period                $ 5,759      $13,550
                                                        ========     ========


FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(000'S OMITTED)


                                                      FOR THE SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                      ------------------------
                                                          2001         2000
                                                        --------     --------
Net loss                                                 $(8,557)     $(6,921)

Other comprehensive income, net of tax:
    Unrealized gains (losses) on securities,
      net of tax                                              66          227
                                                        --------     --------
Total comprehensive loss                                 $(8,491)     $(6,694)
                                                        ========     ========

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A filed on October 30, 2001 for the fiscal year ended June 30, 2001.

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

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER 31, 2001 (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly owned subsidiaries and partnerships. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company no longer consolidates any medical practices which it manages. The Company had previously consolidated certain medical practices managed as a result of the 1998 acquisitions of A & A Services, Inc. and Dynamic Health Care Management, Inc. The Company also previously consolidated the practices conducted by Superior Medical Services, P.C. The Company has determined that consolidation of such medical practices is not appropriate because the underlying management agreements do not meet all of the six criteria of Emerging Issue Task Force ("EITF") Consensus No. 97-2. Accordingly the consolidating statement of operations and cash flows for the six-months ended December 31, 2000 have been restated. The significant effect of such restated financial statements for the six months ended December 31, 2000 has been to decrease revenue and related costs by $2.5 million. In addition, the consolidated balance sheet caption "Excess of Costs Over Net Assets of Businesses Acquired - Net" has been reclassified to "Management Agreements - Net".

Net revenue from the Company's wholly owned Florida multi-specialty practice is reflected in the accompanying Consolidated Statement of Operations under the caption "Patient - Net". Net revenue from the management of related medical practices is reflected in the accompanying consolidated statements of operations under the caption "Management and Other Fees - Related Medical Practices - Net".

Use of Estimates
----------------

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The most significant estimates relate to contractual and other allowances, income taxes, contingencies and the useful lives of equipment. In addition, healthcare industry reforms and reimbursement practices will continue to impact the Company's operations and the determination of contractual and other allowance estimates. Actual results could differ from those estimates.

Inventories
-----------

Inventories consist of purchased parts, components and supplies, as well as work-in-process, and are stated at the lower of cost (determined on the first-in, first out method) or market.

Management Agreements
---------------------

Management agreements are being amortized using the straight-line method over 20-year term of the agreements.

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
(UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings (Loss) Per Share
-------------------------

Basic earnings (loss) per share is computed based on weighted average shares outstanding and excludes any potential dilution. Diluted loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period.

Options and warrants to purchase approximately 4,036,000 and 403,000 shares of common stock were outstanding at December 31, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share due to losses in both periods, as a result of the options and warrants being antidilutive. In addition, convertible debentures, which are convertible into 2,200,000 shares at December 31, 2001 were antidilutive.

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

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
(UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions may also apply to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supersedes APB Opinion No. 17 "Intangible Assets" and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangible as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill. The Company does not anticipate any significant impact to the consolidated financial statements as the result of the adoption of SFAS No. 142 and expects to continue
to  amortize  all  identifiable   intangible   assets.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement of Financial Accounting standards No. 121 ("SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company is evaluating the effect of this statement on the Company's results of operations and financial position.

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform to the current year presentation.

FONAR  CORPORATION  AND SUBSIDIARIES
NOTES TO  CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2001
(UNAUDITED)

NOTE 4 - CASH AND CASH EQUIVALENTS

The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents. At December 31, 2001, the Company had cash deposits of approximately $5.3 million in excess of federally insured limits.

NOTE 5 - RESTRICTED CASH

At December 31, 2001, $5,500,000 of cash has been pledged as collateral on an outstanding bank loan and has been classified as restricted cash on the consolidated balance sheet.

NOTE 6  - MARKETABLE SECURITIES
-------------------------------

The following is a summary of marketable securities at December 31, 2001:

                                               (000's omitted)
                                               ---------------
                                    Unrealized
                                    Amortized        Holdings        Fair Market
                                    Cost               Gains            Value
                                    ---------       -----------      -----------
                  U.S. Government     $3,864             $ 107           $3,971
                   obligations
                  Corporate bonds      2,123                43            2,166
                                    ---------       -----------      -----------
                                      $5,987             $ 150           $6,137
                                    =========       ===========      ===========

NOTE 7  - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is comprised of the following at December 31, 2001:

                                               (000's omitted)
                                               ---------------
                                                   Allowance for
                                                 doubtful accounts
                                     Gross        and contractual
                                   Receivable        allowances          Net
                                   ----------    -----------------     --------

Receivable from equipment
   sales and service  contracts      $ 2,096           $ 1,033          $1,063
                                    =========         =========        ========

Receivables from related PCs         $13,120            $1,035          $12,085
                                    =========         =========        ========
The Company's customers are concentrated in the healthcare industry.

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
(UNAUDITED)

NOTE 7  - ACCOUNTS RECEIVABLE, NET (Continued)

The Company's receivables from the related PC's substantially consist of fees outstanding under management agreements, service contracts and lease agreements with related PC's. Payment of the outstanding fees is based on collection by the PC's of fees from third party medical reimbursement organizations, principally insurance companies and health management organizations.

Collection by the Company of its accounts receivable may be impaired by the uncollectibility of medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Approximately 56% and 40% of the PC's net revenues for the six months ended December 31, 2001 and December 31, 2000, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company takes all legally available steps, including legally prescribed arbitrations, to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

Net revenues from the related PC's, including product sales, accounted for approximately 81% and 78% of the consolidated net revenues for the six months ended December 31, 2001 and 2000, respectively.

Unaudited Financial Information of Unconsolidated Managed Medical Practices
---------------------------------------------------------------------------

Summarized income statement data for the six months ended December 31, 2001 related to the 24 unconsolidated medical practices managed by the Company is as follows:

                                                      (000's omitted)

                  Patient Revenue - Net                   $17,076
                                                          ========

                  Income from Operations                  $   131
                                                          ========

                  Net Income                              $    41
                                                          ========

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
(UNAUDITED)

NOTE 8  - INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

                                          l  (000's omitted)
                                December 31, 2001      June 30, 2001
                                -----------------      -------------
Purchased parts, components
   and supplies                       $3,856               $3,050

Work-in-process                          847                  675
                                     --------             ---------
                                      $4,703               $3,725
                                     ========             =========

NOTE 9 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES
(000's omitted)

1) Information relating to uncompleted contracts as of December 31, 2001 is as follows:

                  Costs incurred on uncompleted            $4,505
                    contracts
                  Estimated earnings                        1,103
                                                          --------
                                                            5,608
                  Less: Billings to date                    4,879
                                                          --------
                                                           $  729
                                                          ========

Included in the accompanying consolidated balance sheet under the following captions:

                  Costs and estimated earnings in
                    excess of billings on
                    uncompleted contracts                  $1,303
                  Billings in excess of  costs and
                    estimated earnings on
                    uncompleted contracts                     574
                                                          --------
                                                           $  729
                                                          ========

2) Customer advances consist of the following:

                  Total advances from customers            $7,878
                  Less:  Advances from customers
                    on contracts under
                    construction                            4,879
                                                          --------
                                                           $2,999
                                                          ========

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
(UNAUDITED)

NOTE 10 - CONVERTIBLE DEBENTURES

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

The debentures are convertible at the option of the holder at a price of $2.047 per share. If the holders decide not to convert, the debenture is payable in ten monthly installments of $450,000 commencing September 1, 2001. At the option of the Company, the principal installments can be either in cash or shares of the Company's' common stock, valued at the lesser of: a) 90% of the average of the four lowest closing bid prices during the preceding month, or b) the average of the four lowest closing bid prices during the preceding calendar month, less $0.125. By amendment dated October 25, 2001, however, the payments originally due October 1, 2001 and November 1,

2001, were extended to November 5, 2001, and for those payments, the stock was valued at the average of the two lowest closing bid prices for October, 2001 less $0.25. On November 5, 2001, the Company made these payments for principal due of $900,000 and related accrued interest on this principal of $16,500 through the issuance of 959,626 shares of the Company's common stock. The Company made the December, 2001, January, 2002 and February, 2002 payments ($450,000 plus interest each) through the issuance of 398,181 shares, 430,935 shares and 486,895 shares.

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

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
(UNAUDITED)

NOTE 10 - CONVERTIBLE DEBENTURES (Continued)

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


NOTE 11 - NOTES PAYABLE

Pursuant to a stock payment agreement consummated in January, 2002 between the Company and Dr. Glenn Muraca and Dr. Giovanni Marciano, Dr. Muraca and Dr. Marciano agreed to accept payment of certain debt obligations in shares of common stock and the Company issued 1,000,000 shares of common stock to each of them, or 2,000,000 shares in the aggregate. The shares are being issued to pay four promissory notes which were issued by our subsidiary, HMCA, in partial payment of the purchase price for the acquisition of A&A Services, Inc. The total balance of principal and interest due under the notes as of December 20,

2001 was $3,076,791.20. Payments under the notes were due quarterly. In order to induce Dr. Muraca and Marciano to accept payment in stock and in the manner provided in the stock payment agreement, the Company agreed to pay a premium on the note obligations. The total amount now due as a result is $3,613,325.50 in the aggregate.

Under the terms of the stock payment agreement, Company will issue shares, and the net proceeds from the sale of the shares will be applied to the indebtedness. The quarterly payment due dates were waived, but the net proceeds received by the selling stockholders must be sufficient to pay the full indebtedness for each note, including the premium on the note, by the final maturity date of the note: September 20, 2002 in the case of two of the notes and December 20, 2002 in the case of two of the notes. If a note, including the premium, is not satisfied in full by the time of its final maturity date, then interest will accrue on the unpaid balance at the rate of 6% per annum and the selling stockholders could require the difference to be paid in cash.

In the event the net proceeds from the sale of the 2,000,000 shares issued are not sufficient to pay the obligations by July 1, 2002, the Company will issue additional shares in an amount estimated to be sufficient to pay the balance due. The Company has reserved the option not to issue more than 5,000,000 shares in the aggregate. This transaction will increase the liquidity of the Company by making cash available for other purposes.

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER 31, 2001
(UNAUDITED)

NOTE 12 - SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended December 31, 2001 and 2000, the Company paid approximately $428,000 and $480,000 for interest, respectively. During the six months ended December 31, 2001 and 2000, the Company paid approximately $0 and $28,000 for income taxes, respectively.

During the six months ended December 31, 2001:

The Company issued 234,083 shares of common stock for professional services of $338,563.

The Company issued 579,015 shares of common stock to employees as compensation of $910,094 under stock bonus plans.

c) The Company issued 231,295 shares of common stock for consulting services of $343,038.

d) The Company issued 1,367,867 shares of common stock in satisfaction of principal of $1,350,000 and accrued interest of $26,100.

During the six months ended December 31, 2000:

a) The Company issued 418,708 shares of common stock to employees as compensation of $885,538 under stock bonus plans.

b) The Company issued 636,767 shares of common stock for consulting services of $1,244,201.

c) The Company acquired equipment of $56,831 under an equipment note payable obligation.

d) The Company issued 124,000 shares of common stock for professional services of $234,000.

NOTE 13 - SALE OF SUBSIDIARY

In June of 2001, HMCA sold the stock of its wholly-owned Florida multi-specialty practice subsidiaries, Medical Specialties, Inc. and Diagnostic Services, Inc. for a promissory note for $50,000, resulting in a loss of $37,000.

NOTE 14 - SEGMENT AND RELATED INFORMATION

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

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
(UNAUDITED)


NOTE 14 - SEGMENT AND RELATED INFORMATION (Continued)

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

Summarized financial information concerning the Company's reportable segments is shown in the following table: (000's omitted)

                                                           Physician
                                                Medical    Management
                                               Equipment    Services     Total
                                               ---------   ----------   --------
For the six months ended December 31, 2001:

Net revenue from external customers               6,263      13,657       19,920
Inter-segment net revenues                          578           -          578
Operating (loss) income                          (7,971)        559       (7,412
Depreciation and amortization                     1,279       1,288        2,567

Compensatory element of stock
  issuances                                         854         881        1,735
Total identifiable assets                        40,434      36,090       76,524
Capital expenditures                                516         285          801

For the six months ended December 31, 2000:

Net revenue from external customers               3,429      15,142       18,571
Inter-segment net revenues                          551           -          551
Operating (loss) income                          (9,258)      1,300       (7,958
Depreciation and amortization                     1,097       1,226        2,323
Compensatory element of stock                       792         741        1,533
 issuances
Total identifiable assets                        46,756      41,365       88,121
Capital expenditures                                827         416        1,243

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

     For the fiscal  quarter ended  December 31, 2001 (second  quarter of fiscal
2002), the Company reported a net loss of $4.7 million on revenues of $9.8 million as compared to a net loss of $3.0 million on revenues of $9.6 million for the second quarter of fiscal 2001.

     For the six month period ended December 31, 2001, the Company reported a net loss of $8.6 million on revenues $19.9 million, as compared to a net loss of $6.9 million on revenues of $18.6 million for the six month period ended December 31, 2000.

     The Company operates in two industry segments: the manufacture and servicing of medical (MRI) equipment, the Company's traditional business which is conducted directly by Fonar and physician and diagnostic management services, which is conducted through Fonar's wholly-owned subsidiary, Health Management Corporation of America ("HMCA").

     Increased MRI equipment sales resulted in an increase in revenues recognized by the Company's MRI equipment manufacturing and service business, from $3.4 million in the first six months of fiscal 2001 to $6.3 million in the first six months of fiscal 2002. A significant increase in scanner sales to related parties, from $118,000 in the first six months of fiscal 2001 to $2.4 million in the first six months of fiscal 2002, was the principal reason for the increase. As a result the operating loss from the Company's MRI equipment manufacturing and service business was $8.0 million for the six months of fiscal 2002 as compared to $9.3 million for the first six months of fiscal 2001.

     HMCA (physician and diagnostic management services) income from operations was $559,000 for the first six months of fiscal 2002 compared to income of $1.3 million for the first six months of fiscal 2001. The decline in HMCA income was attributable to lower revenues reflecting a decline in management fees ($13.7 million for the first six months of fiscal 2002 compared to $15.1 million for the first six months of fiscal 2001) from the medical practices managed by HMCA. During the second quarter of fiscal 2002, two of the MRI scanning facilities managed by HMCA were closed, contributing to the decline in revenues.

     Accordingly the Company's consolidated operating loss was $7.4 million for the first six months of fiscal 2002 as compared to a consolidated operating loss of $8.0 million for the first six months of fiscal 2001.

     Although the Company's scanner sales increased significantly from fiscal 2001, low product sales volume continues to be the principal reason for the Company's operating losses. Sales revenues attributable to the Company's medical
(MRI) equipment business were $3.9 million for the first six months of fiscal 2002 as compared to $1.3 million for the first six months of fiscal 2001. Costs of revenues attributable to the Company's product sales were $3.0 million for the six months of fiscal 2002 as compared to $1.8 million for the first six months of fiscal 2001.

     The Company's efforts to improve equipment sales volume have emphasized research and development to improve the competitiveness of its products and increased marketing and sales efforts. Research and development expenditures were $2.5 million for the first six months of fiscal 2002 and $3.0 million for the first six months of fiscal 2001.

     Selling, general and administrative expenses increased, from $9.2 million in the first six months of fiscal 2001 to $9.8 million in the first six months of fiscal 2002, primarily due to the expansion of Fonar's sales force and efforts (an increase of approximately $460,000) and the amortization of deferred financing costs of $148,000 during fiscal 2002 incurred in connection with the issuance of convertible debentures in the principal amount of $4.5 million in May 2001.

     The increase in compensatory element of stock issuance from approximately $1.5 million for the first six months of fiscal 2001 to approximately $1.7 million for the first six months of fiscal 2002 reflected greater use of Fonar's stock bonus plan to pay certain employees in stock rather than cash.

     Interest expense ($562,000) in the first six months of fiscal 2002 as compared to $594,000 for the first six months of fiscal 2001) remained constant. Financing costs paid in shares of stock and warrants, however, in the amount of $1.0 million, were incurred in the first six months of fiscal 2002, reflecting the amortization of the value of the warrants issued in connection with issuance of the Company's convertible debentures ($588,000) and financing costs in connection with the Company's convertible debentures ($427,000).

     Inventories increased to $4.7 million at December 31, 2001 from $3.7 million at June 30, 2001 as the Company purchased parts and commenced manufacturing scanners to fill orders and anticipated orders.

     Accounts receivable increased to $1.1 million as at December 31, 2001 from $850,000 as at June 30, 2001, principally reflecting increased revenues from service contracts on MRI scanners.

     The Company's Indomitable (TM) (also referred to as Stand-Up), QUAD (TM), Fonar-360 (TM) and QUAD 12000S (TM) MRI, are intended to significantly improve the Company's competitive position. In addition, the Company offers a low cost open scanner, the Echo (TM) MRI, operating at .3 Tesla field strength.

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

     The Company has also developed a superconductive version of its open iron frame magnets, the "QUAD 12000S" (TM), and has completed construction of a prototype with a 0.6 Tesla superconductive magnet. The Company's design of its superconductive magnet anticipated the possibility of making its other products available as superconducting magnets. Therefore, it is the Company's objective to make Indomitable (TM) and the Fonar 360 available to FONAR's customers as either iron-frame resistive models or iron-frame superconductive magnets depending on customer preference and pricing.

     During the first six months of fiscal 2002, revenues of approximately $3.9 million were recognized from the sale of Stand-Up MRI scanners and $48,000 from the sale of QUAD MRI scanners. In addition, revenues of approximately $180,000 were recognized from the sales of upgrades, principally from the Sympulse (TM) upgrade.

     During the first six months of fiscal 2001, revenues of approximately $118,000 were recognized from the sale of QUAD scanners, $892,000 from the sale of the Stand-Up MRI scanners and, $51,000 from the sale of Echo scanners

     There were no foreign product sales for the first six months of fiscal 2002 or fiscal 2001.

Liquidity and Capital Resources.

     Cash and cash equivalents decreased from $14.0 million at June 30, 2001 to $5.8 million at December 31, 2001. Principal uses of cash during the first three months of fiscal 2002 included: capital expenditures of $1.2 million, repayment of long-term debt of $2.9 million and $4.1 million to fund operating activities for the first six months of fiscal 2002.

     Marketable securities approximated $6.1 million as of both December 31, 2001 and June 30, 2001. Such investments were in U.S. government obligations and corporate bonds.

     Total liabilities decreased since June 30, 2001 by $4.5 million to $38.4 million at December 31, 2001. The decrease in liabilities from June 30, 2001 is attributable primarily to the repayment of long-term debt and capital lease obligations of $2.9 million and the amortization of the license fee of $1.2 million.

     As of December 31, 2001, the Company had a bank credit facility of $5,500,000. The unused portion of the facility was approximately $214,000. The interest on loans made under the facility is either the bank's prime rate, as in effect from time to time, or 0.5% plus the bank's cost of funds rate, as selected by Fonar when the loan is made.

     The Company's business plan currently includes an aggressive program for manufacturing and selling its new line of scanners and expanding its new physician and diagnostic management services business.

     In May of 2001, the Company issued convertible debentures in the principal amount of $4.5 million. These debentures are convertible at the option of the holder at a price of $2.047 per share. Otherwise, the debentures are payable in ten monthly installments of principal of $450,000 each, with interest at 4% per annum. The installments can be paid in cash or common stock at the Company's option. In such case the common stock would be valued at the lesser of: a) 90% of the average of the four lowest closing bid prices during the preceding month, or b) the average of the four lowest closing bid prices during the preceding calendar month, less $0.125. By amendment dated October 25, 2001, however, the payments originally due October 1, 2001 and November 1, 2001, were extended to November 5, 2001, and for those payments, the stock was valued at the average of the two lowest closing bid prices for October, 2001 less $0.25. On November 5, 2001, the Company made these payments for principal due of $900,000 and related accrued interest on this principal of $16,500 through the issuance of 959,626 shares of the Company's common stock. The Company made the December, 2001, January, 2002 and February, 2002 payments ($450,000 plus interest each) through the issuance of 398,181 shares, 430,935 shares and 486,895 shares.

     No part of the debentures have been converted to date. The ability of the Company to pay this debt in common stock increases the liquidity of the Company by enabling cash to be used for operations and to pay other obligations.

     Pursuant to a stock payment agreement consummated in January, 2002 between the Company and Dr. Glenn Muraca and Dr. Giovanni Marciano, Dr. Muraca and Dr. Marciano agreed to accept payment of certain debt obligations in shares of common stock and the Company issued 1,000,000 shares of common stock to each of them, or 2,000,000 shares in the aggregate. The shares are being issued to pay four promissory notes which were issued by our subsidiary, Health Management Corporation of America or HMCA, in partial payment of the purchase price for the acquisition of A&A Services, Inc. The total balance of principal and interest due under the notes as of December 20, 2001 was $3,076,791.20. Payments under the notes were due quarterly. In order to induce Dr. Muraca and Marciano to accept payment in stock and in the manner provided in the stock payment agreement, the Company agreed to pay a premium on the note obligations. The total amount now due as a result is $3,613,325.50 in the aggregate.

     Under the terms of the stock payment agreement, Company will issue shares, and the net proceeds from the sale of the shares will be applied to the indebtedness. The quarterly payment due dates were waived, but the net proceeds received by the selling stockholders must be sufficient to pay the full indebtedness for each note, including the premium on the note, by the final maturity date of the note: September 20, 2002 in the case of two of the notes and December 20, 2002 in the case of two of the notes. If a note, including the premium, is not satisfied in full by the time of its final maturity date, then interest will accrue on the unpaid balance at the rate of 6% per annum and the selling stockholders could require the difference to be paid in cash.

     In the event the net proceeds from the sale of the 2,000,000 shares issued are not sufficient to pay the obligations by July 1, 2002, the Company will issue additional shares in an amount estimated to be sufficient to pay the balance due. The Company has reserved the option not to issue more than 5,000,000 shares in the aggregate. This transaction will increase the liquidity of the Company by making cash available for other purposes.

     The Company believes that it has sufficient cash resources and other liquid assets to support its operations. The Company and its subsidiary, HMCA, are continuing to explore both bank financing and the placement of debt and equity securities.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

     There were no material changes in litigation for the first six months of fiscal 2002 from that described in the Company's Form 10-K for the fiscal year ended June 30, 2001.

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


Dated:  February 15, 2002