Form 10-Q
period 2002-03-31
FONAR CORP
filed 2002-05-17
CIK 355019

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED MARCH 31, 2002             Commission File Number 0-10248



                                FONAR CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             DELAWARE                                11-2464137
--------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)



110 Marcus Drive     Melville, New York                     11747
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)



Registrant's telephone number, including area code:     (631)  694-2929
                                                        ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X     NO
                                         ---       ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Class                                Outstanding at March 31, 2002
----------------------------------------         -----------------------------
Common Stock, par value $.0001                            67,245,054
Class B Common Stock, par value $.0001                         4,211
Class C Common Stock, par value $.0001                     9,562,824
Class A Preferred Stock, par value $.0001                  7,836,286

FONAR CORPORATION AND SUBSIDIARIES
INDEX


PART I - FINANCIAL INFORMATION                                     PAGE



Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - March 31, 2002
     (Unaudited) and June 30, 2001

   Condensed Consolidated Statements of Operations for the Three
     Months Ended March 31, 2002 and March 31, 2001 (Unaudited)

   Condensed Consolidated Statements of Operations for the Nine
     Months Ended March 31, 2002 and March 31, 2001 (Unaudited)

   Condensed Consolidated Statements of Cash Flows for the Nine
     Months Ended March 31, 2002 and March 31, 2001 (Unaudited)

   Condensed Consolidated Statements of Comprehensive Income (Loss) for the Nine Months Ended March 31, 2002 and March 31, 2001
     (Unaudited)

   Notes to Condensed Consolidated Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


PART II - OTHER INFORMATION

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                                 March 31,    June 30,
                                                         2002         2001
                                                      (UNAUDITED)
Current Assets:                                        ---------    -------
  Cash and cash equivalents                            $  4,897     $14,040

  Marketable securities                                   5,871       6,085

  Accounts receivable - net                               1,240         850

  Accounts receivable - related medical practices - net  12,303      13,181

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                    896       1,769

  Inventories                                             4,288       3,725

  Investment in sales-type lease - related parties          194         191

  Investment in sales-type lease                            116         120

  Prepaid expenses and other current assets               1,320         904
                                                         ------      ------
        Total current assets                             31,125      40,865
                                                         ------      ------
Restricted cash                                           5,500       5,500

Property and equipment - net                             10,204      10,637

Advances and notes to related parties - net               2,770       1,559

Investment in sales-type lease - related parties          2,480       2,514

Investment in sales-type lease                              773         861

Notes receivable - net                                      375         375

Management agreements - net                              19,524      20,438

Other intangible assets - net                             2,095       1,854

Other assets                                                290         297
                                                       --------    --------
                                                       $ 75,136    $ 84,900
                                                       ========    ========

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)
                                                       March 31,    June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2002         2001
                                                      (UNAUDITED)
Current Liabilities:                                  ----------   --------
  Current portion of long term debt and capital
      lease obligations                                 $ 3,646     $ 6,635
  Accounts payable                                        2,581       3,021
  Other current liabilities                               6,201       6,176
  Customer advances                                       4,947       1,672
  Billings in excess of costs and estimated
      earnings on uncompleted contracts                     839         351
  Income taxes payable                                      782         765
  Convertible debentures                                  1,800       4,500
                                                         ------      ------
      Total current liabilities                          20,796      23,120

Long-term debt and capital lease obligations,
   less current portion                                   6,862      10,109
Unearned revenue - license fee                            7,605       9,360
Other non-current liabilities                               355         327
                                                         ------      ------
      Total liabilities                                  35,618      42,916
                                                         ------      ------
Minority interest                                            99         153
                                                         ------      ------
Commitments and contingencies                                 -           -

STOCKHOLDERS' EQUITY

Common Stock $.0001 par value; 85,000,000 shares
authorized; 67,245,054 and 59,524,455 issued
66,953,990 and 59,233,391 outstanding at March 31, 2002
and June 30, 2001 respectively                                7           6

Class B Common Stock $ .0001 par value; 4,000,000
shares authorized, (10 votes per share), 4,211 issued
and outstanding at March 31, 2002 and at June 30, 2001        -           -

Class C Common Stock $.0001 par value;  10,000,000 shares
authorized,  (25 votes per share), 9,562,824 issued
and outstanding at March 31, 2002 and at June 30, 2001        1           1

Class A non-voting Preferred Stock $.0001 par value;
8,000,000 authorized, 7,836,286 issued and outstanding
at March 31, 2002 and at June 30, 2001                        1           1

Paid-in capital in excess of par value                  114,796     104,984
Accumulated other comprehensive income                       82          84
Accumulated deficit                                     (73,607)    (60,001)
Notes receivable - stockholders                         (   990)    ( 1,040)
Unearned compensation                                   (   196)    ( 1,529)
Treasury stock - 291,064 shares of common stock
  at March 31, 2002 and June 30, 2001                   (   675)    (   675)
                                                        -------     -------
      Total stockholders' equity                         39,419      41,831
                                                        -------     -------
      Total liabilities and stockholders' equity       $ 75,136    $ 84,900
                                                        =======     =======
See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                  FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                                     ---------------------
                                                       2002         2001
REVENUES                                             --------     --------
  Product sales - net                                $ 1,897      $ 1,513
  Product sales - related parties - net                1,101          798
  Service and repair fees - net                          527          510
  Patient revenue - net                                    -          431
  Management and other fees - related medical
    practices -net                                     6,843        7,537
  License fees and royalties                             585          585
                                                     --------     --------
     Total Revenues - Net                             10,953       11,374
                                                     --------     --------
COSTS AND EXPENSES:
  Cost related to product sales                        1,411        1,213
  Cost related to product sales - related parties        625          729
  Cost related to service and repair fees                605          592
  Cost related to patient revenue                          -          382
  Cost related to management and other fees -
    related parties                                    3,909        3,797
  Research and development expenses                    1,193        1,528
  Selling, general and administrative                  5,137        4,319
  Provision for bad debts                                 13           15
  Compensatory element of stock issuances for
    selling, general and administrative expenses       1,606        1,320
  Amortization of management agreements                  305          305
                                                     -------      -------
     Total Costs and Expenses                         14,804       14,200
                                                     --------     --------
Loss From Operations                                 ( 3,851)     ( 2,826)

Interest Expense                                     (   147)     (   362)

Interest expense to induce certain noteholders to
  accept the company's stock to extinguish debt      (   544)           -

Financing costs paid in stock and warrants           (   626)           -

Investment Income                                        185          523

Other income (expense)                               (    11)     (    32)

Minority interest in (income) loss of partnerships   (    46)     (    92)
                                                      ------      -------
Loss before provision for income taxes               ( 5,040)     ( 2,789)

Provision for income taxes                                10           12
                                                      -------      -------
NET LOSS                                            $( 5,050)    $( 2,801)
                                                      =======      =======

Basic and diluted Net Loss per share                  $(.07)       $(.04)
                                                      ======       ======
Weighted average number of shares outstanding         76,296       69,517
                                                      ======       ======

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                   FOR THE NINE MONTHS ENDED
                                                            MARCH 31,
                                                     ---------------------
                                                       2002         2001
REVENUES                                             --------     --------
  Product sales - net                                $ 3,413      $ 2,646
  Product sales - related parties - net                3,534          916
  Service and repair fees - net                        1,608        1,433
  Patient revenue - net                                    -        1,148
  Management and other fees - related medical
    practices - net                                   20,499       22,780
  License fees and royalties                           1,818        1,839
                                                     --------     --------
     Total Revenues - Net                             30,872       30,762
                                                     --------     --------
COSTS AND EXPENSES:
  Cost related to product sales                        2,478        2,685
  Cost related to product sales - related parties      2,545        1,072
  Cost related to service and repair fees              1,822        1,809
  Cost related to patient revenue                          -          979
  Cost related to management and other fees -
    related parties                                   12,227       13,126
  Research and development expenses                    3,653        4,556
  Selling, general and administrative                 14,987       13,537
  Provision for bad debts                                197           15
  Compensatory element of stock issuances for
    selling, general and administrative expenses       3,311        2,853
  Amortization of management agreements                  914          914
                                                     --------     --------
     Total Costs and Expenses                         42,134       41,546
                                                     --------     --------
Loss From Operations                                 (11,262)     (10,784)

Interest Expense                                     (   709)     (   955)

Interest expense to induce certain noteholders to
  accept the Company's stock to extinguish debt      (   544)           -

Financing costs paid in stock and warrants           ( 1,641)           -

Investment Income                                        718        1,526

Gain on sale of subsidiary/partnership interest            -          750

Other income (expense)                                     5           28

Minority interest in (income) loss of partnerships   (   147)     (   260)
                                                      ------      -------
Loss before provision for income taxes               (13,580)     ( 9,695)

Provision for income taxes                                27           26
                                                      -------      -------
NET LOSS                                            $(13,607)    $( 9,721)
                                                      =======      =======
Basic and diluted Net Loss per share                  $(.19)       $(.14)
                                                      ======       ======
Weighted average number of shares outstanding         72,935       69,517
                                                      ======       ======

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                      FOR THE NINE MONTHS ENDED
                                                               MARCH 31,
                                                         -----------------
                                                          2002       2001
                                                         ------     ------
Cash Flows from Operating Activities
 Net Loss                                              $(13,607)  $( 9,721)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
    Minority interest in net income (loss)                  147        260
    Depreciation and amortization                         3,884      3,489
    Financing costs paid in stock and warrants            1,641          -
    Provision for bad debts                                 197         15
    Gain on sale of subsidiary/partnership interest           -    (   750)
    Compensatory element of stock issuances               3,311      2,853
    Stock issued for professional fees                      586        547
    Amortization of unearned license fee                ( 1,755)   ( 1,755)
    License fee                                               -     11,700
    (Increase) decrease in operating assets, net:
       Accounts and notes receivable                        488    ( 1,551)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                  873    (   142)
       Inventories                                      (   563)   ( 1,154)
       Investment in sales-type lease - related parties       -    (   935)
       Investment in sales-type lease                         -    ( 1,050)
       Principal payments received on investment in
         sales-type leases - related parties                 31         81
       Principal payments received on investment in
         sales-type leases                                   92         25
       Prepaid expenses and other current assets        (   342)       111
       Other assets                                           7          8
       Advances and notes to related parties            ( 1,211)   (   664)
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                 (   440)       436
       Other current liabilities                            111    ( 3,041)
       Customer advances                                  3,275    (   330)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                  488          -
       Other liabilities                                     28          -
       Income taxes payable                                  17          -
                                                         ------     ------
Net cash used in operating activities                   ( 2,742)   ( 1,568)
                                                         ------     ------

Cash Flows from Investing Activities:
  Purchases of property and equipment                   ( 2,119)   ( 1,506)
  Investment in marketable securities                       212      4,227
  Costs of capitalized software development             (   616)         -
                                                         ------     ------
Net cash provided by (used in) investing activities     ( 2,523)     2,721
                                                         ------     ------

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                      FOR THE NINE MONTHS ENDED
                                                              MARCH 31,
                                                         -----------------
                                                          2002       2001
                                                         ------     ------
 Cash Flows from Financing Activities:
  Distributions to holders of minority interest         (   201)   (   267)
  Repayment of borrowings and capital
    lease obligations                                   ( 3,677)   ( 3,606)
  Purchase of treasury stock                                  -    (     4)
  Proceeds on sale of partnership interest                    -        750
                                                         ------     ------
  Net cash used in financing activities                 ( 3,878)   ( 3,127)
                                                         ------     ------

Increase (Decrease) in Cash and cash equivalents        ( 9,143)   ( 1,974)

Cash and cash equivalents at beginning of period         14,040     11,430
                                                         ------     ------
Cash and cash equivalents at end of period              $ 4,897    $ 9,456
                                                         ======     ======


FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(000'S OMITTED)

                                                      FOR THE NINE MONTHS ENDED
                                                               MARCH 31,
                                                         -----------------
                                                          2002       2001
                                                         ------     ------
 Net loss                                              $(13,607)   $(9,721)

 Other comprehensive income, net of tax:
     Unrealized gains (losses) on securities,
       net of tax                                       (     2)       345
                                                       ---------   --------
 Total comprehensive loss                              $(13,609)  $( 9,376)
                                                       =========   ========

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
 (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. The consolidated balance that at June 30, 2001 has been derived from the audited consolidated financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A filed on October 30, 2001 for the fiscal year ended June 30, 2001.

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

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED)

NOTE 3  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly owned subsidiaries and partnerships. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company no longer consolidates any medical practices which it manages. The Company had previously consolidated certain medical practices managed as a result of the 1998 acquisitions of A & A Services, Inc. and Dynamic Health Care Management, Inc. The Company also previously consolidated the practices conducted by Superior Medical Services, P.C. The Company has determined that consolidation of such medical practices is not appropriate because the underlying management agreements do not meet all of the six criteria of Emerging Issue Task Force ("EITF") Consensus No. 97-2. Accordingly the consolidating statement of operations and cash flows for the nine months ended March 31, 2001 have been restated. The significant effect of such restated financial statements for the nine months ended March 31, 2001 has been to decrease revenue and related costs by $3.4 million. In addition, the consolidated balance sheet caption "Excess of Costs Over Net Assets of Businesses Acquired - Net" has been reclassified to "Management Agreements - Net".

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

Options and warrants to purchase approximately 4,036,000 and 403,000 shares of common stock were outstanding at March 31, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share due to losses in both periods, as a result of the options and warrants being antidilutive. In addition, convertible debentures, which are convertible into 879,336 shares at March 31, 2002 were antidilutive.

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED)

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

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement of Financial Accounting standards No. 121 ("SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company is evaluating the effect of this statement on the Company's results of operations and financial position.

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED)

NOTE 3  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections". Provisions of SFAS 145 concerning the rescission of SFAS No. 4 (classification of gain or loss on the extinguisment of debt) are effective for fiscal years beginning after May 15, 2002. Gains or losses on debt extinguishments that have been shown on the income statement as extraordinary items in prior periods should be reclassified (if they do not otherwise meet the criteria for extraordinary status in Opinion 30).

SFAS 4, issued in 1975, requires that all gains or losses from the extinguishment of debt be classified as an extraordinary item. Since SFAS 4 was issued, debt extinguishment has become an integral part of the risk management strategies of some entities. Because transactions in support of such a strategy are not unusual and infrequent, they do not qualify for extraordinary treatment pursuant to, Reporting the Results of Operations.

The Company has adopted the provisions of SFAS 145 for the quarter ended March 31, 2002, the effect of which is to reflect the additional interest costs of approximately $544,000 as a result of the extinguishment of debt to be classified as an other expense item and not as an extraordinary item (see Note
11).

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 4 - CASH AND CASH EQUIVALENTS

The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents. At March 31, 2002, the Company had cash deposits of approximately $4.6 million in excess of federally insured limits.

NOTE 5  - MARKETABLE SECURITIES


The following is a summary of marketable securities at March 31, 2002:

                             (000's omitted)
                             --------------
                                Unrealized
                     Amortized    Holdings     Fair Market
                       Cost        Gains          Value
                     ---------  -----------    -----------
 U.S. Government       $4,066     $     66         $4,132
 obligations
 Corporate bonds        1,723           16          1,739
                     ---------  -----------    -----------
                       $5,789     $     82         $5,871
                     =========  ===========    ===========

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED)


NOTE 6  - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is comprised of the following at March 31, 2002:

                                                (000's omitted)
                                                ---------------
                                                 Allowance for
                                               doubtful accounts
                                  Gross         and contractual
                                Receivable         allowances            Net
                                ----------     -----------------      --------
Receivable from equipment
   sales and service contracts    $ 2,273            $ 1,033           $1,240
                                ==========     =================      ========

Receivables from related PC's     $13,338             $1,035           $12,303
                                ==========     =================      ========

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

Collection by the Company of its accounts receivable may be impaired by the uncollectibility of medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Approximately 56% and 40% of the PC's net revenues for the nine months ended March 31, 2002 and 2001, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company takes all legally available steps, including legally prescribed arbitrations, to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

Net revenues from the related PC's, including product sales, accounted for approximately 82% and 80% of the consolidated net revenues for the nine months ended March 31, 2002 and 2001, respectively.

Unaudited Financial Information of Unconsolidated Managed Medical Practices
---------------------------------------------------------------------------

Summarized income statement data for the nine months ended March 31, 2002 related to the 24 unconsolidated medical practices managed by the Company is as follows:
                                 (000's omitted)
Patient Revenue - Net                $ 25,757
                                     ========
Income from Operations               $    112
                                     ========
Net Income                           $      8
                                     ========

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED)


NOTE 7  - INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

                                             (000's omitted)
                                 March 31, 2002     June 30, 2001
                                ---------------     -------------
Purchased parts, components
   and supplies                     $3,511               $3,050
Work-in-process                        777                  675
                                   --------             --------
                                    $4,288               $3,725
                                   ========             ========



NOTE 8 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES
                                 (000's omitted)
                                 ---------------
1) Information relating to uncompleted contracts as of March 31, 2002 is as follows:

Costs incurred on uncompleted        $3,452
     contracts
Estimated earnings                    1,025
                                     -------
                                      4,477

Less:     Billings to date            4,420
                                     -------
                                     $   57
                                     =======

Included in the accompanying consolidated balance sheet under the following captions:

Costs and estimated earnings in
    excess of billings on
    uncompleted contracts            $  896
Billings in excess of  costs and
    estimated earnings on
     uncompleted contracts              839
                                     -------
                                     $   57
                                     =======

2) Customer advances consist of the following:

  Total advances from customers      $9,367
Less:  Advances from customers
on contracts under
construction                          4,420
                                     -------
                                     $4,947
                                     =======

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED)


NOTE 9 - CONVERTIBLE DEBENTURES

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

The debentures are convertible at the option of the holder at a price of $2.047 per share. If the holders decide not to convert, the debenture is payable in ten monthly installments of $450,000 commencing September 1, 2001. At the option of the Company, the principal installments can be either in cash or shares of the Company's' common stock, valued at the lesser of: a) 90% of the average of the four lowest closing bid prices during the preceding month, or b) the average of the four lowest closing bid prices during the preceding calendar month, less $0.125. By amendment dated October 25, 2001, however, the payments originally due October 1, 2001 and November 1, 2001, were extended to November 5, 2001, and for those payments, the stock was valued at the average of the two lowest closing bid prices for October, 2001 less $0.25. For the nine months ended March 31, 2002, the Company made these payments for principal due of $2,700,000 and related accrued interest on this principal of $63,800 through the issuance of 2,793,97 shares of the Company's common stock.

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

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED)


NOTE 9 - CONVERTIBLE DEBENTURES (Continued)

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


NOTE 10 - NOTES PAYABLE

Pursuant to a stock payment agreement consummated January 11, 2002 between the Company and Dr. Glenn Muraca and Dr. Giovanni Marciano, Dr. Muraca and Dr. Marciano agreed to accept payment of certain debt obligations in shares of common stock the Company issued 1,000,000 shares of common stock to each of them, or 2,000,000 shares in the aggregate at $1.27 per share totaling $2,539,333. The shares are being issued to pay four promissory notes which were issued, HMCA, in partial payment of the purchase price for the acquisition of A&A Services, Inc. The total balance of principal and interest due under the notes as of January 11, 2002 was $3,076,791. Payments under the notes were due quarterly. In order to induce Dr. Muraca and Marciano to accept payment in stock and in the manner provided in the stock payment agreement, the Company agreed to pay a 15% premium on the note obligations and related accrued interest. The total amount due as a result is $3,613,325 in the aggregate. The additional interest of $ 544,370 as a result of the agreement in order to induce the notes to accept payment of the note obligations has been recorded as an other expense item (and not an extraordinary item) in the statement of operations for the three and nine months ended March 31, 2002 in accordance with provisions of SFAS 145 (see Note 3).

Under the terms of the stock payment agreement, The Company will issue shares, and the net proceeds from the sale of the shares will be applied to the indebtedness. The quarterly payment due dates were waived, but the net proceeds received by the selling stockholders must be sufficient to pay the full indebtedness for each note, including the premium on the note, by the final maturity date of the note: September 20, 2002 in the case of two of the notes and December 20, 2002 in the case of two of the notes. If a note, including the premium, is not satisfied in full by the time of its final maturity date, then interest will accrue on the unpaid balance at the rate of 6% per annum and the selling stockholders could require the difference to be paid in cash.

In the event the net proceeds from the sale of the 2,000,000 shares issued are not sufficient to pay the obligations by July 1, 2002, the Company will issue additional shares in an amount estimated to be sufficient to pay the balance due. The Company has reserved the option not to issue more than 5,000,000 shares in the aggregate.

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED)


NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended March 31, 2002 and 2001, the Company paid approximately $700,000 and $951,000 for interest, respectively. In addition, during the nine months ended March 31, 2002 and 2001, the Company paid approximately $8,000 and $48,000 for income taxes, respectively.

During the nine months ended March 31, 2002:

a) The Company issued 451,512 shares of common stock for professional services of $585,623.

b) The Company issued 1,627,657 shares of common stock to employees as compensation of $2,125,571 under stock bonus plans.

c) The Company issued 584,795 shares of common stock for consulting services of $733,743.

d) The Company issued 2,793,972 shares of common stock in satisfaction of principal of $2,700,000 and accrued interest of $63,800.

e) The Company issued 2,000,000 shares of common stock in satisfaction of principal of $2,539,333.

During the nine months ended March 31, 2001:

a) The Company issued 1,003,679 shares of common stock to employees as compensation of $1,639,941 under stock bonus plans.

b) The Company issued 870,067 shares of common stock for consulting services of $1,544,779.

c) The Company acquired equipment of $176,480 under equipment notes payable obligations.

d) The Company issued 365,000 shares of common stock for professional services of $544,000.

FONAR CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED

NOTE 12 - SEGMENT AND RELATED INFORMATION


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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                               (000's omitted)

                                                   Physician
                                           Medical      Management
                                          Equipment      Services        Total
                                          ---------     ----------     ---------
For the nine months ended March 31, 2002:

Net revenue from external customers         11,138         20,499        31,637
Inter-segment net revenues                     765           -              765
Operating (loss) income                    (10,783)          (479)      (11,262)
Depreciation and amortization                1,941          1,943         3,884

Compensatory element of stock
  issuances                                  1,645          1,666         3,311
Total identifiable assets                   38,832         36,304        75,136

Capital expenditures                         1,204            915         2,119

For the nine months ended March 31, 2001:

Net revenue from external customers          7,669         23,928        31,597
Inter-segment net revenues                     835           -              835
Operating (loss) income                    (12,948)         2,164       (10,784)
Depreciation and amortization                1,642          1,847         3,489
Compensatory element of stock                1,393          1,460         2,853
 issuances
Total identifiable assets                   42,164         40,014        84,900
Capital expenditures                           898            608         1,506


NOTE 13 - SUBSEQUENT EVENTS

In April, 2002, the Company granted options to three employees to purchase 135,000 shares of the Company's common stock at exercise prices ranging from $.97 to $1.00. The options must be exercised within ten years from the date of grant.

FONAR CORPORATION AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS.

     For the fiscal quarter ended March 31, 2002 (third quarter of fiscal 2002), the Company reported a net loss of $5.1 million on revenues of $11.0 million as compared to a net loss of $2.8 million on revenues of $11.4 million for the third quarter of fiscal 2001.

     For the nine month period ended March 31, 2002, the Company reported a net loss of $13.6 million on revenues of $30.9 million as compared to a net loss of $9.7 million on revenues of $30.8 million for the nine month period ended March 31, 2001.

     The Company operates in two industry segments: the manufacture and servicing of medical (MRI) equipment, the Company's traditional business which is conducted directly by Fonar and physician and diagnostic management services, which is conducted through Fonar's wholly-owned subsidiary, Health Management Corporation of America ("HMCA").

     MRI equipment sales increased dramatically, by 92%, from $3.6 million for the first nine months of fiscal 2001 to $6.9 million for the first nine months of fiscal 2002, reflecting increased sales of the Stand-Up MRI scanners. Service and repair revenues increased by 15%, from $1.4 million for the first nine months of fiscal 2001 to $1.6 million for the first nine months of fiscal 2002. Consequently, overall revenues recognized by the Company's MRI equipment manufacturing and service business increased by 53%, from $6.8 million in the first nine months of fiscal 2001 to $10.4 million in the first nine months of fiscal 2002. There were significant increases in scanner sales to both unrelated parties, from $2.6 million in the first nine months of fiscal 2001 to $3.4 million in the first nine months of fiscal 2002 (31%) and to related parties, from $916,000 in the first nine months of fiscal 2001 to $3.5 million in the first nine months of fiscal 2002 (289%). As a result the operating loss from the Company's MRI equipment manufacturing and service business was $10.8 million for the nine months of fiscal 2002 as compared to $12.9 million for the first nine months of fiscal 2001.

     The dramatic increase in product sales reflected market acceptance of the Company's Stand-Up MRI scanners. During the first nine months of fiscal 2002, revenues of approximately $6.9 million were recognized from sales of Stand-Up MRI scanners. During the first nine months of fiscal 2001, revenues of approximately $1.9 million were recognized from the sales of QUAD scanners, $1.0 million from the sale of Stand-Up MRI scanners, and $329,000 from the sale of Echo scanners.

     There were $1.2 million in foreign sales revenues for the first nine months of fiscal 2002 as compared to no foreign sales revenues for the first nine months in fiscal 2001.

     Impacting on the losses in fiscal 2002 were increased interest and financing costs ($2.9 million for the first nine months of fiscal 2002 compared to $955,000 for the first nine months of fiscal 2001), a reduction in investment income ($718,000 for the first nine months of fiscal 2002 compared to $1.5 million for the first nine months of fiscal 2001) and lower revenues from HMCA ($20.5 million for the first nine months of fiscal 2002 as compared to $23.9 million for the first nine months of fiscal 2001).

     HMCA (physician and diagnostic management services) experienced an operating loss of $479,000 for the first nine months of fiscal 2002 compared to income of $2.2 million for the first nine months of fiscal 2001. The decline in HMCA income was attributable to lower revenues reflecting a decline in management fees ($20.5 million for the first nine months of fiscal 2002 compared to $22.8 million for the first nine months of fiscal 2001) from the facilities and medical practices managed by HMCA. During fiscal 2002, five of the MRI scanning facilities managed by HMCA were closed, contributing to the decline in revenues.

     Accordingly the Company's consolidated operating loss was $11.3 million for the first nine months of fiscal 2002 as compared to a consolidated operating loss of $10.8 million for the first nine months of fiscal 2001.

     Although the Company's scanner sales increased significantly from fiscal 2001, low product sales volume, together with a decline in management fees, are the principal reasons for the Company's operating losses. Product sales revenues attributable to the Company's medical (MRI) equipment business were $6.9 million for the first nine months of fiscal 2002 as compared to $3.6 million for the first nine months of fiscal 2001. Costs of revenues attributable to the Company's product sales were $5.0 million for the nine months of fiscal 2002 as compared to $3.8 million for the first nine months of fiscal 2001.

     The Company's efforts to improve equipment sales volume have emphasized research and development to improve the competitiveness of its products and increased marketing and sales efforts. Research and development expenditures were $3.7 million for the first nine months of fiscal 2002 and $4.6 million for the first nine months of fiscal 2001.

     Selling, general and administrative expenses increased, from $13.5 million in the first nine months of fiscal 2001 to $15.0 million in the first nine months of fiscal 2002, primarily due to the expansion of Fonar's sales force (an increase of approximately $665,000), the implementation of a television advertising campaign in the third quarter of fiscal 2002 ($269,000), and the amortization of deferred financing costs of $222,000 during fiscal 2002 incurred in connection with the issuance of convertible debentures in the principal amount of $4.5 million in May 2001.

     The increase in compensatory element of stock issuance from approximately $2.9 million for the first nine months of fiscal 2001 to approximately $3.3 million for the first nine months of fiscal 2002 reflected greater use of Fonar's stock bonus plan to pay certain employees in stock rather than cash.

     Interest expense ($1.3 million) in the first nine months of fiscal 2002 as compared to $955,000 for the first nine months of fiscal 2001) increased by 37%. Financing costs paid in shares of stock and warrants, however, in the amount of $1.6 million, were incurred in the first nine months of fiscal 2002, reflecting the amortization of the value of the warrants issued in connection with issuance of the Company's convertible debentures ($882,000) and financing costs in connection with the Company's convertible debentures ($759,000).

     Inventories increased to $4.3 million at March 31, 2002 from $3.7 million at June 30, 2001 as the Company purchased parts and commenced manufacturing scanners to fill orders and anticipated orders.

     Accounts receivable increased to $1.2 million as at March 31, 2002 from $850,000 as at June 30, 2001, principally reflecting increased revenues from service contracts on MRI scanners, although receivables from related medical practices declined, reflecting the decline in HMCA revenues.

     In July, 2000 General Electric and the Company entered into an agreement under which General Electric agreed to act as a sales representative for the Company's Indomitable (TM) Stand-Up MRI Scanner. Following receipt of FDA clearance, Fonar has been working closely with GE Medical Systems to assist them in preparing their sales force to market and sell the Stand-Up MRI. General Electric purchased two Stand-Up MRI scanners to resell to its customers in April 2002.

     The Company's Indomitable (TM) (Stand-Up), QUAD (TM) and Fonar-360 (TM) MRI scanners, together with the Company's works-in-progress (QUAD 12000S (TM) MRI), are intended to significantly improve the Company's competitive position. In addition, the Company offers a low cost open scanner, the Echo (TM) MRI, operating at .3 Tesla field strength.

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

     The Company is also developing a superconductive version of its open iron frame magnets, the "QUAD 12000S" (TM), and has completed construction of a prototype with a 0.6 Tesla superconductive magnet. The Company's design of its superconductive magnet anticipated the possibility of making its other products available as superconducting magnets. Therefore, it is the Company's objective to make Indomitable (TM) and the Fonar 360 available to FONAR's customers as either iron-frame resistive models or iron-frame superconductive magnets depending on customer preference and pricing.

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

Liquidity and Capital Resources

     As a result of increased sales, the Company's utilization of its cash reserves slowed significantly in the third quarter of fiscal 2002.

     Although cash and cash equivalents decreased from $14.0 million at June 30, 2001 to $4.9 million at March 31, 2002, cash and cash equivalents declined only 18% in the third quarter, from $5.8 million to $4.9 million, as compared to a decline of 24%, from $7.6 million to $5.8 million, in the second quarter and a decline of 46%, from $14.0 million to $7.6 million, in the first quarter. Principal uses of cash during the first nine months of fiscal 2002 included: capital expenditures of $2.1 million, repayment of long-term debt of $3.7 million and $3.3 million to fund operating activities for the first nine months of fiscal 2002.

     Marketable securities approximated $5.9 million as of March 31, 2002 and $6.1 million as of June 30, 2001. Such investments were in U.S. government obligations and corporate bonds.

     Total liabilities decreased since June 30, 2001 by $7.2 million to $35.8 million at March 31, 2002. The decrease in liabilities from June 30, 2001 is attributable primarily to the repayment of long-term debt and capital lease obligations of $3.7 million and the amortization of the license fee of $1.8 million.

     As of March 31, 2002, the Company had a bank credit facility of $5,500,000. The unused portion of the facility was approximately $175,000. The interest on loans made under the facility is either the bank's prime rate, as in effect from time to time, or 0.5% plus the bank's cost of funds rate, as selected by Fonar when the loan is made.

     The Company's business plan currently includes an aggressive program for manufacturing and selling its new line of scanners and expanding its new physician and diagnostic management services business.

     In May of 2001, the Company issued convertible debentures in the principal amount of $4.5 million. These debentures are convertible at the option of the holder at a price of $2.047 per share. Otherwise, the debentures are payable in ten monthly installments of principal of $450,000 each, with interest at 4% per annum. The installments can be paid in cash or common stock at the Company's option. In such case the common stock would be valued at the lesser of: a) 90% of the average of the four lowest closing bid prices during the preceding month, or b) the average of the four lowest closing bid prices during the preceding calendar month, less $0.125. By amendment dated October 25, 2001, however, the payments originally due October 1, 2001 and November 1, 2001, were extended to November 5, 2001, and for those payments, the stock was valued at the average of the two lowest closing bid prices for October, 2001 less $0.25. Through May 15, 2002, the Company has issued 4,419,026 shares in payment of the debentures. As of May 15, 2002, one principal payment ($450,000) plus interest remains to be made.

     No part of the debentures have been converted to date. The ability of the Company to pay this debt in common stock increases the liquidity of the Company by enabling cash to be used for operations and to pay other obligations.

     Pursuant to a stock payment agreement consummated in January, 2002 between the Company and Dr. Glenn Muraca and Dr. Giovanni Marciano, Dr. Muraca and Dr. Marciano agreed to accept payment of certain debt obligations in shares of common stock and the Company issued 1,000,000 shares of common stock to each of them, or 2,000,000 shares in the aggregate. The shares are being issued to pay four promissory notes which were issued by our subsidiary, Health Management Corporation of America or HMCA, in partial payment of the purchase price for the acquisition of A&A Services, Inc. The total balance of principal and interest due under the notes as of December 20, 2001 was $3,076,791. Payments under the notes were due quarterly. In order to induce Dr. Muraca and Marciano to accept payment in stock and in the manner provided in the stock payment agreement, the Company agreed to pay a premium on the note obligations. The total amount due as a result of the stock purchase agreement was $3,613,326 in the aggregate.

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


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

    There were no material changes in litigation for the first nine months of fiscal 2002 from that described in the Company's Form 10-K for the fiscal year ended June 30, 2001.

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


Dated:  May 16, 2002