Form 10-Q/A
period 2002-03-31
FONAR CORP
filed 2002-05-24
CIK 355019

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

   Condensed Consolidated Statements of Cash Flows for the Nine
     Months Ended March 31, 2002 and March 31, 2001 (Unaudited)

   Condensed Consolidated Statements of Comprehensive Income (Loss) for the Nine Months Ended March 31, 2002 and March 31, 2001
     (Unaudited)

   Notes to Condensed Consolidated Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


PART II - OTHER INFORMATION


Reasons for Amendment

The 10-Q is being amended to correct an error in the results of operations reported for the separate segments. Certain interest expenses, which should have been allocated to the Company's medical equipment segment, were instead allocated to the physician management services segment. Although the consolidated operating loss for the Company is unchanged, the operating loss shown for the medical equipment segment has increased from $10.8 million to $11.9 million and the operating loss for the physician management services segment of $479,000 is now operating income of $668,000. See Note 12 (Segment and Related Information) and the 8th paragraph of Item 2 (Management's Discussion and Analysis of Financial Conditions and Results of Operations).

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                               (000's omitted)

                                                   Physician
                                           Medical      Management
                                          Equipment      Services        Total
                                          ---------     ----------     ---------
For the nine months ended March 31, 2002:

Net revenue from external customers         11,138         20,499        31,637
Inter-segment net revenues                     765           -              765
Operating (loss) income                    (11,930)           668      (11,262)
Depreciation and amortization                1,941          1,943         3,884

Compensatory element of stock
  issuances                                  1,645          1,666         3,311
Total identifiable assets                   38,832         36,304        75,136

Capital expenditures                         1,204            915         2,119

For the nine months ended March 31, 2001:

Net revenue from external customers          7,669         23,928        31,597
Inter-segment net revenues                     835           -              835
Operating (loss) income                    (12,948)         2,164       (10,784)
Depreciation and amortization                1,642          1,847         3,489
Compensatory element of stock                1,393          1,460         2,853
 issuances
Total identifiable assets                   42,164         40,014        84,900
Capital expenditures                           898            608         1,506


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

     HMCA (physician and diagnostic management services) experienced operating income of $668,000 for the first nine months of fiscal 2002 compared to income of $2.2 million for the first nine months of fiscal 2001. The decline in HMCA income was attributable to lower revenues reflecting a decline in management fees ($20.5 million for the first nine months of fiscal 2002 compared to $22.8 million for the first nine months of fiscal 2001) from the facilities and medical practices managed by HMCA. During fiscal 2002, five of the MRI scanning facilities managed by HMCA were closed, contributing to the decline in revenues.

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


Dated:  May 24, 2002