Form 10-K
period 2002-06-30
FONAR CORP
filed 2002-10-07
CIK 355019

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-K
                              ---------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended June 30, 2002

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

Yes ___X___      No _______

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K (ss.229.405 of this Chapter), is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to the Form 10-K. [X]

As of September 19, 2002, 73,569,791 shares of Common Stock, 4,211 shares of Class B Common Stock, 9,562,824 shares of Class C Common Stock and 7,836,287 shares of Class A Non-voting Preferred Stock of the registrant were outstanding. The aggregate market value of the approximately 71,021,571 shares of Common Stock held by non-affiliates as of such date (based on the closing price per share on September 19, 2002 as reported on the NASDAQ System) was approximately $73.9 million. The other outstanding classes do not have a readily determinable market value.

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

     FONAR's iron frame technology made FONAR the originator of "open" MRI scanners. FONAR introduced the first "open" MRI in 1980. It has concentrated since on further application of its "open" MRI, introducing the Stand-Up(TM) MRI scanner, the QUAD(TM) MRI, the Open Sky(TM) MRI and its works in progress MRI operating room.

     The product we are now most vigorously promoting is our Stand-Up(TM) MRI. The Stand-Up(TM) MRI is unique in the industry in that it allows patients to be scanned in a fully weight-bearing condition, such as standing, sitting or bending in any position that causes symptoms. This means that an abnormality or injury, such as a slipped disk can be visualized where it may not be visualized with the patient reclining.

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

RECENT DEVELOPMENTS AND OVERVIEW.

     The Company's products and works-in-progress are intended to significantly improve the Company's competitive position. The Company's products are the Stand-Up(TM) MRI, the Fonar 360(TM), the QUAD(TM) MRI scanner and the Echo(TM) MRI scanner.

     The Stand-Up(TM) permits, for the first time, MRI diagnoses to be made in the weight-bearing state. The Stand-Up(TM) is the only MRI scanner which allows patients to be scanned while standing, sitting or reclining, either horizontally or at an angle. This means that an abnormality or injury, such as a slipped disk, will be able to be scanned under full weight-bearing conditions, or, more often than not, in the position in which the patient experiences pain. An elevator built into the floor brings the patient to the desired height in the scanner. An adjustable bed allows the patients to stand, sit or lie on their backs, sides or stomachs at any angle. In the future the Stand-Up(TM) may also be useful for MRI directed surgical procedures.

     We are vigorously promoting sales of the Stand-Up(TM) which we regard as our most promising product. The market for the Stand-Up(TM) shows strong progress. During the fiscal year ended June 30, 2002, we received orders for 20 Stand-Up(TM) MRI scanners. The following chart shows the revenues attributable to our different model scanners for the fiscal years ended June 30, 2001 and June 30, 2002. Note that we recognize revenue on a percentage of completion basis. Accordingly, revenue is recognized as each sub-assembly of a scanner is manufactured. Consequently the revenues for a fiscal period do not necessarily relate to orders placed in that period.

                                  Revenues Recognized
           Model                          2001                2002
        -------------                  ----------          -----------
        Stand-Up(TM)                   $1,640,615          $11,089,675
        Fonar 360(TM)                       0                        0
        QUAD(TM)                       $3,043,308                    0
        Echo(TM)                       $1,052,182                    0
        Beta(TM)(used)                      0                  361,000

     The Fonar 360(TM), includes the Open Sky(TM) MRI. The magnet frame is incorporated into the floor, ceiling and sidewalls of the scan room and is open. Consequently, physicians and family members can walk inside the magnet to approach the patient. The Open Sky(TM) version of the Fonar 360(TM) is decoratively designed so that it is incorporated into the panoramic landscape that decorates the walls of the scan room. The ability of the Fonar 360(TM) to give physicians direct 360 access to patients and the availability of MRI compatible surgical instruments will also enable the Fonar 360(TM), in its future OR-360(TM) version, to be used for image guided surgery.

     The QUAD(TM) MR scanner utilizes a electromagnet and is accessible from four sides. The QUAD(TM) was the first "open" MRI scanner at high field. The greater field strength of the QUAD(TM)'S magnet, when enhanced by the electronics already utilized by the Company's scanners, produces images of a quality and clarity competitive with high field superconductive magnets. The QUAD(TM) scanner magnet is the highest field "open MRI" in the industry.

     In addition, the Company offers a low cost, low-field strength open MRI scanner, the Echo(TM).

     The Company's current "works in progress" include the QUAD-S(TM) which combines many of the features of the QUAD(TM) scanners with a superconducting magnet. (See "Works in Progress".)

     The Company's "works in progress" also include an in-office, weight-bearing extremities scanner designed for examining the knee, foot, elbow, hand and wrist under both weight-bearing and non-weight bearing conditions.

     Fonar has an internal sales force of approximately 16 persons, concentrating on domestic sales. Fonar continues to use distributors for its foreign sales efforts. Fonar has also expanded its website to a full-scale interactive product information desk for reaching new customers and assisting existing customers.

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

     HMCA currently is managing 13 diagnostic imaging centers, four primary care offices and seven physical therapy and rehabilitation offices practices located principally in New York State and Florida.


PRODUCTS

     The Company's principal products are its Stand-Up(TM) MRI, the Fonar 360(TM), the series and the Echo(TM).

     The Stand-Up(TM) MRI is a whole-body open MRI system that enables positional MRI (pMRI(TM)) applications, such as weight-bearing MRI studies. Operating at a magnetic field strength of 0.6 Tesla, the scanner is a powerful, diagnostically versatile and cost-effective Open MRI that provides a broad range of clinical capabilities and a complete set of imaging protocols.

     Patients can be scanned standing, sitting or in any of the conventional recumbent positions. This multi-positional MRI system accommodates an unrestricted range of motion for flexion, extension, lateral bending, and rotation studies of the cervical (upper)and lumbar (lower) spine. Previously difficult patient scanning positions can be achieved using the system's MRI-compatible, three-dimensional, motorized patient handling system. Patients, lying horizontally, are placed into the magnet in the conventional manner. The system's lift and tilt functions then deliver the targeted anatomical region to the center of the magnet. The ceiling and floor are recessed to accommodate the full vertical travel of the table. True image orientation is assured, regardless of the rotation angle, via computer read-back of the table's position. Spines and extremities can be scanned in weight-bearing states; brains can be scanned with patients either standing or sitting.

     The Stand-Up(TM) MRI is exceptionally open, making it the most non-claustrophobic whole-body MRI scanner. Patients can walk into the magnet, stand or sit for their scans and then walk out. From the patient's point of view, the magnet's front-open and top-open design provides an unprecedented degree of comfort because the scanner allows the patient an unobstructed view of the scanner room from inside the magnet, and there is nothing in front of one's face or over one's head. The only thing in front of the patient's face during the scan is the 48" panoramic TV (part of the scanner)the patient views during the scan. The bed is tilted back five degrees to stabilize a standing patient. Special coil fixtures, a patient seat, Velcro straps, and transpolar stabilizing bars are available to keep the patient comfortable and motionless throughout the scanning process.

     Full-range-of-motion studies of the joints in virtually any direction will be possible, an especially promising feature for sports injuries. Full range of motion cines, or movies, of the lumbar spine will be achieved under full body weight.

     The Stand-Up(TM) will also be useful for MR-directed surgical procedures as the surgeon would have unhindered access to the patient with no restrictions in the vertical direction.

     This easy-entry, mid-field-strength scanner should be ideal for trauma centers where a quick MRI-screening within the first critical hour of treatment will greatly improve patients' chances for survival and optimize the extent of recovery.

     The Fonar 360(TM) is an enlarged room sized magnet in which the floor, ceiling and walls of the scan room are part of the magnet frame. This is made possible by Fonar's patented Iron-Frame(TM) technology which allows the Company's engineers to control, contour and direct the magnet's lines of flux in the patient gap where wanted and almost none outside of the steel of the magnet where not wanted. Consequently, this scanner allows 360 degree access to the patient and physicians and family members are able to enter the scanner and approach the patient.

     The Fonar 360(TM) is presently marketed as a diagnostic scanner and is sometimes referred to as the Open Sky(TM) MRI. In its Open Sky(TM) version, the Fonar 360(TM) serves as an open patient friendly scanner which allows 360 access to the patient on the scanner bed.

     To optimize the patient-friendly character of the Open Sky(TM) MRI, the walls, floor, ceiling and magnet poles are decorated with landscape murals. The patient gap is twenty inches and the magnetic field strength, like that of FONAR's QUAD-S(TM) MRI scanner, is 0.6 Tesla.

     In the future, we may also develop the Fonar 360(TM) to function as an operating room. We sometimes refer to this contemplated version of the Fonar 360(TM) as the OR-360(TM). In its OR-360(TM) version, which is in the planning stages, the enlarged room sized magnet and 360 access to the patient afforded by the Fonar 360(TM) would permit full-fledged surgical teams to walk into the magnet and perform surgery on the patient inside the magnet. Most importantly the exceptional quality of the MRI image and its exceptional capacity to exhibit tissue detail on the image, by virtue of the nuclear resonance signal's extraordinary capacity to create image contrast, can then be obtained real time during surgery to guide the surgeon in the surgery. Thus surgical instruments, needles, catheters, endoscopes and the like can be introduced directly into the human body and guided to the malignant lesion by means of the MRI image. The number of inoperable lesions should be greatly reduced by the availability of this new capability. Most importantly treatment can be carried directly to the target tissue.

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

     With current treatment methods, therapy must always be restricted in the doses that can be applied to the malignant tissue because of the adverse effects on the healthy tissues. Thus chemotherapies must be limited at the first sign of toxic side effects. The same is the case with radiation therapy. The Company expects that with the OR-360(TM) treatment agents may be administrated directly to the malignant tissue through small catheters or needles allowing much larger doses of chemotherapy, x-rays, laser ablation, microwave, or if to be applied directly and exclusively to the malignant tissue with more effective results. Since the procedure of introducing a treatment needle or catheter under image guidance will be minimally invasive the procedure can be readily repeated should metastases occur elsewhere, with minimum impact on the patient beyond a straightforward needle injection.

     The presence of the MRI image during treatment will enable the operator to make assessments during treatment if his treatment is being effective.

     The interventional OR-360(TM) version of the Fonar 360(TM) is still in the planning stages. There is not a prototype. A separate FDA submission for the interventional 360 has not been made as yet and might not be necessary in that it was not required of other MRI manufacturers in similar situations. We note that other manufacturers have incorporated the use of their imaging machine for use in interventional procedures without separate FDA submissions.

     The QUAD(TM) MRI scanner utilizes a 6000 gauss (0.6 Tesla) iron core electromagnet and is accessible from four sides. The QUAD-S(TM) was the first "open" MRI scanner at high field.

     In addition to the patient comfort, increased throughput and new applications (such as MRI directed surgery and MRI breast imaging) made possible by the QUAD(TM) scanner's open design, the QUAD(TM) is designed to maximize image quality through an optimal combination of signal-to-noise (S/N) and contrast-to-noise (C/N) ratios. The technical improvements realized in the QUAD(TM)'s design over its predecessors also include increased image-processing speed and diagnostic flexibility.

     MRI directed surgery (laproscopic surgical procedures) is possible by the QUAD(TM)'s ability to supply images to a monitor positioned next to the patient, enabling a surgeon to view in process surgical procedure from an unlimited number of vantage points. The openness of FONAR's QUAD(TM) scanner enables surgeons to perform a wide range of surgical procedures inside the magnet.

     Four sides are open on the QUAD(TM), thus allowing access to the scanning area from four vantage points. With the QUAD(TM)'s multi-bed patient handling system, many more short scan procedures such as those used in breast imaging can be done in a day, allowing the price of MRI breast imaging to drop without reducing the scanner's revenue-generating capacity. At the same time, there is not the painful compression of the breast characteristic of X-ray mammography.

     The Stand-Up(TM) MRI, Fonar 360(TM) and QUAD(TM) scanners share much of the same fundamental technology and offer the same speed, precision and image quality. These scanners initiated the new market segment of high-field open MRI in which the Fonar Stand-Up(TM) is one of the market leaders. High-field open MRIs operate at significantly higher magnetic field strengths and, therefore, produce more of the MRI image-producing signal needed to make high-quality MRI images (measured by signal-to-noise ratios, S/N).

     The Stand-Up(TM) MRI, Fonar 360(TM) and QUAD(TM) scanners utilize a 6000 gauss (0.6 Tesla field strength) iron core electromagnet. The greater field strength of the 6000 gauss magnet, as compared to lower field open MRI scanners that operate at 3,000 gauss (0.3 Tesla) when enhanced by the electronics already utilized by the Company's scanners, produces images of higher quality and clarity. Fonar's 0.6 Tesla open scanner magnets are among the highest field "open MRI" magnets in the industry. One open scanner was recently introduced at
0.7 Tesla field strength and differs negligibly from Fonar's 0.6 Tesla scanners.

     The Stand-Up(TM), Fonar 360(TM) and QUAD(TM) scanners are designed to maximize image quality through an optimal combination of signal-to-noise (S/N) and contrast-to-noise (C/N) ratios. The technical improvements realized in the scanners' design over their lower field predecessors also include increased image-processing speed and diagnostic flexibility.

     Several technological advances have been engineered into the Stand-Up(TM) MRI, Fonar 360(TM) and QUAD(TM) scanners for extra improvements in S/N, including: new high-S/N Organ Specific(TM) receiver coils\; new advanced front-end electronics featuring high-speed, wide-dynamic-range analog-to-digital conversion and a miniaturized ultra-low-noise pre-amplifier\; high-speed automatic tuning, bandwidth-optimized pulse sequences, multi-bandwidth sequences, and off-center FOV imaging capability.

     In addition to the signal-to-noise ratio, however, the factor that must be considered when it comes to image quality is contrast, the quality that enables reading physicians to clearly distinguish adjacent, and sometimes minute, anatomical structures. This quality is measured by contrast-to-noise ratios (C/N). Unlike S/N, which increases with increasing field strength, relaxometry studies have shown that C/N peaks in the mid-field range and actually falls off precipitously at higher field strengths. The Stand-Up(TM) MRI, Fonar 360(TM) and QUAD(TM) scanners operate squarely in the optimum C/N range.

     The Stand-Up(TM) MRI, Fonar 360(TM) and QUAD(TM) provide various features allowing for versatile diagnostic capability. For example, SMART(TM) scanning allows for same-scan customization of up to 63 slices, each slice with its own thickness, resolution, angle and position. This is an important feature for scanning parts of the body that include small-structure sub-regions requiring finer slice parameters. There's also Evolving Images(TM), Multi-Angle Oblique
(MAO)(TM) imaging, and oblique imaging.

     The console for these scanners includes a mouse-driven, multi-window interface for easy operation and a 19-inch, 1280 x 1024-pixel, 20-up, high-resolution image monitor with features such as electronic magnifying glass and real-time, continuous zoom and pan.

     The Company also offers a low cost open scanner, the Echo(TM), which operates at a .3 Tesla field strength. The Echo(TM) is an open upgraded version of the Company's former principal product, the Beta(TM) MRI scanner, but open on four sides to provide four directions for patient access instead of two.

     Prior to the introduction of the Stand-Up(TM) MRI, Fonar 360(TM) and QUAD(TM) scanners, the Ultimate(TM) 7000 scanner, introduced in 1990, was the Company's principal product. The Ultimate(TM) scanner replaced the Company's traditional principal products, the Beta(TM) 3000 scanner (which utilized a permanent magnet) and the Beta(TM) 3000M scanner (which utilized an iron core electromagnet). All of the Company's current and earlier model scanners create cross-sectional images of the human body.

     During fiscal 2002, sales of the Company's QUAD(TM) scanners accounted for none of the Company's revenues, as compared to 7.2% of the Company's total revenues and 29% of its medical equipment segment revenues in fiscal 2001. During fiscal 2002, sales of the Company's Stand-Up(TM) scanners accounted for approximately 24.7% of total revenues and 68.7% of medical equipment revenues, as compared to 3.9% of total revenues and 15.5% of medical equipment revenues in fiscal 2001. Sales of Echo(TM) scanners accounted for 0% of total revenues and 0% of medical equipment revenues in fiscal 2002 as compared to 2.5% of total revenues and 10% of medical equipment revenues in fiscal 2001.

     There were no sales of Beta(TM) scanners in fiscal 2001, but 1% of total revenues and 2.1% of medical equipment revenues in fiscal 2002 were derived from the sale of a refurbished Beta(TM) scanner.

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

     The Company views its Stand-Up(TM) MRI as the ideal mammography machine as it permits the patient to be seated for the examination and be easily accessed for an MR image guided breast biopsy when needed.

     The Company is developing a superconductive version of its open iron frame magnets, the "QUAD-S(TM)", a 0.6 Tesla superconductive magnet. The QUAD-S(TM) will have a field strength between 0.6 to 1.0 Tesla and a 18-inch gap vertical field. This MRI scanner will combine the benefits of its open non claustrophobic patented iron-frame, vertical field magnet design with the high field strength of a superconducting magnet. The Company received FDA approval for the QUAD-S(TM) in June, 2001.

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

     Fonar's internal sales force is approximately 16 persons. Our internal sales force handles the domestic market while we continue to use independent distributors for foreign markets. In addition to its internal domestic sales force, Fonar and G.E. Medical, a division of General Electric, have entered into an arrangement pursuant to which G.E. Medical will act as independent distributor for Fonar's Stand-Up(TM) MRI scanner.

     In addition, the Company has expanded its website to include an interactive product information desk for reaching customers. The Company plans to commence a program for providing demonstrations of its products to potential customers on an international basis.

     The Company has exhibited its new products at the annual trade show held by the Radiological Society of North America ("RSNA") in Chicago since November 1995 and plans to attend the RSNA trade show in November 2002 and future years. The RSNA trade show is held annually and is attended by most manufacturers of MRI scanners.

     The Company is directing its marketing efforts to meet the demand for both "open" and high field strength MRI scanners. Fonar plans to devote its principal efforts to marketing the Stand-Up(TM) MRI, which is the only scanner in the industry that has the unique capability of scanning patients under weight-bearing conditions. In addition the Company will continue to market its Fonar 360(TM), QUAD(TM) and Echo(TM) MRI scanners. Utilizing a 6000 gauss (0.6 Tesla field strength) iron core electromagnet, the Stand-Up(TM) MRI, Fonar 360(TM) and QUAD(TM) scanner magnets are among the high field "open MRI" scanners in the industry.

     The Company also will seek to introduce new MRI applications for its scanners such as MRI-directed surgery and head-to-toe MRI preventive screening.

     Fonar's areas of operations are principally in the United States. During the fiscal year ended June 30, 2002, 3.5% of the Company's revenues were generated by foreign sales, as compared to 0%, 2.8% and 3.4% for fiscal 2001, 2000 and 1999 respectively.

     The Company is seeking to promote foreign sales and has sold scanners in various foreign countries. Foreign sales, however, have not yet proved to be a significant source of revenue.

SERVICE AND UPGRADES FOR MRI SCANNERS

     The Company's customer base of installed scanners has been and will continue to be an additional source of income, independent of direct sales.

     Income is generated from the installed base in two principal areas namely, service and upgrades. Service and maintenance revenues from the Company's external installed base were approximately $1.7 million in fiscal 2000, $2.0 million in fiscal 2001 and $2.2 million in fiscal 2002.

     The Company anticipates that its new line of scanners will result in upgrades income in future fiscal years. The potential for upgrades income originates in the versatility and productivity of the MRI technology. New medical uses for the technology are constantly being discovered. New features can often be added to the scanner by the implementation of little more than versatile new software packages. For example, software can be added to current MRI angiograms to synchronize the angiograms to the cardiac cycle. By doing so the dynamics of blood vessel filling and emptying can be visualized with movies. Such enhancements are attractive to the end users because they extend the useful life of the equipment and enable the user to avoid obsolescence and the expense of having to purchase new equipment. At the present time, however, upgrade revenue is not significant. Upgrade revenues were approximately, $36,000 in fiscal 2000, $0 in fiscal 2001 and $386,898 in fiscal 2002.

     Service and upgrade revenues are expected to increase as sales of scanners and the size of the customer base increases.

RESEARCH AND DEVELOPMENT

     During the fiscal year ended June 30, 2002, the Company incurred expenditures of $5,955,394 ($855,612 of which was capitalized) on research and development, as compared to $6,621,225 ($754,804 of which was capitalized) and $5,893,648($361,323 of which was capitalized) incurred during the fiscal years ended June 30, 2001 and June 30, 2000, respectively.

     Research and development activities have focused principally, on the development and enhancement of the new Stand-Up(TM) and Fonar 360(TM) MRI scanners and its new extremities scanner. The Stand-Up(TM) MRI and Fonar 360(TM) involve significant software and hardware development as the new products represent entirely new hardware designs and architecture requiring a new operating software. The Company's research activity includes developing a multitude of new features for the upright scanning made possible by the high speed processing power of its scanners. In addition, the Company's research and development efforts include the development of new software, such as its "Sympulse" (TM) software and hardware upgrade and the designing of new receiver surface coils for the Stand-Up(TM) MRI.

BACKLOG

     The Company's backlog of unfilled orders at July 1, 2002 was approximately $25.5 million, as compared to $10.8 million at July 1, 2001. Of these amounts, approximately $7.7 million and $1.6 million had been paid to the Company as customer advances as at July 1, 2002 and July 1, 2001, respectively. Of the backlog amounts at July 1, 2002 and July 1, 2001, $6.9 and $4.4 million respectively represented orders from affiliates. It is expected that the existing backlog of orders will be filled within the current fiscal year. The Company's contracts generally provide that if a customer cancels an order, the customer's initial down payment for the MRI scanner is nonrefundable.

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

     One of the patents, issued in the name of Dr. Damadian and covered by said license, was United States patent No. 3,789,832, Apparatus and Method for Detecting Cancer in Tissue (the "1974 Patent"). The development of the Beta(TM) 3000 was based upon the 1974 Patent, and Management believes that the 1974 Patent was the first of its kind to utilize MR to scan the human body and to detect cancer. The 1974 Patent was extended beyond its original 17-year term and expired in February, 1992. None of the recoveries with respect to the enforcement of this patent were received by Dr. Damadian.

     Historically, the patent for multiple angle oblique imaging generated significant revenues in connection with the enforcement and settlement of our patent litigations. As a result of these litigations and settlements, our competitors are now entitled to use this technology as well. This patent will expire in 2006.

     The Company has significantly enhanced its patent position within the industry and now possesses a substantial patent portfolio which provides the Company, under the aegis of United States patent law, "the exclusive right to make, use and sell" many of the scanner features which FONAR pioneered and which are now incorporated in most MRI scanners sold by the industry. The Company has 68 patents issued and approximately 50 patents pending. A substantial number of FONAR's existing patents specifically relate to protecting FONAR's position in the high-field iron frame open MRI market. The patents further enhance Dr. Damadian's pioneer patent (the 1974 Patent), that initiated the MRI industry and provided the original invention of MRI scanning. The 68 issued patents expire at various times between June 23, 2004 and November 25, 2018.

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


PRODUCT COMPETITION

    MRI SCANNERS

     A majority of the MRI scanners in use in hospitals and outpatient facilities and at mobile sites in the United States are based on high field air core magnet technology while the balance are based on open iron frame magnet technology. In 2000, the size of the MRI market in the United States was approximately $1.041 billion. In 2001, the size of the MRI market in the United States was approximately $1.202 billion. FONAR's open iron frame MRI scanners are competing principally with high-field air core scanners. FONAR's open MRI scanners, however, utilizing a 6,000 gauss (0.6 Tesla field strength) iron core electromagnet, were the first "open" MR scanners at high field strength. In addition FONAR's works-in-progress include a superconductive version of its open iron frame magnets.

     FONAR believes that its MRI scanners have significant advantages as compared to the high-field air core scanners of its competitors. These advantages include:

     1. There is no expansive fringe magnetic field. High field air core scanners require a more expensive shielded room than is required for the iron frame scanners. The shielded room required for the iron frame scanners is intended to prevent interference from external radio frequencies.

     2. They are more open, quiet and in the case of the QUAD(TM) scanners allow for faster throughput of patients.

     3. Their annual operating costs are lower.

     4. They can scan the trauma victim, the cardiac arrest patient, the respirator-supported patient, and premature and newborn babies. This is not possible with high- field air core scanners because their magnetic field interferes with conventional life-support equipment.

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

     FONAR faces competition within the MRI industry from such firms as General Electric Company; Marconi Medical (formerly Picker International), Philips N.V., Toshiba Corporation, Hitachi Corporation and Siemens A.G. Most competitors have marketing and financial resources more substantial than those available to the Company and have in the past, and may in the future, heavily discount the sales price of their scanners. Such competitors sell both high field air core and iron frame products. FONAR's current market share of the United States market for MRI scanners is slightly less than 1.0%. FONAR introduced the first "Open MRI" in 1982. "Open MRI" was made possible by FONAR's introduction of an MRI magnet built on an iron frame. Thus the magnetic flux generating apparatus of the magnet (magnet coils or permanent magnet bricks) was built into a frame of steel. The steel frame provided a return path for the magnetic lines of force and thereby kept the magnetic lines of force contained within the magnet. This enabled FONAR, from 1982 on, to show that the FONAR magnet was the only magnet that allowed the patients to stretch out their arms, the only "open" MRI.

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

     Fonar's future OR-360(TM) version of the Fonar 360(TM) explicitly addresses this growing market reception of MRI guided surgical procedures but is not yet available as a product. Fonar's Stand-Up(TM) and QUAD(TM) magnets do also. Although not enabling a full operating theater as the OR-360(TM) does, the iron frame "Open" QUAD(TM) and Indomitable designs permit ready access to the patient from four sides and therefore enables a wide range of interventional surgical procedures such as biopsies and needle or catheter delivered therapies to be performed under MRI image guidance. The "tunnel" air core superconductive scanners do not permit access to the patient while the patient is inside the scanner.

     While Fonar's current market share of the domestic the MRI market is under 1.0%, FONAR expects to be a leader in domestic open MRI market for several reasons. In MRI, scanning speed and image quality is controlled by the strength of the magnetic field. Fonar's Stand-Up(TM), Fonar 360(TM) and QUAD(TM) scanners operate at 0.6 Tesla, which make them among the highest field strength open MRI scanners. Furthermore, the Stand-Up(TM) MRI is the only MRI which allows patients to be scanned under weight-bearing conditions. High field MRI manufacturers convinced the marketplace for FONAR, and the marketplace accepts, that higher field strength translates directly into superior image quality and faster scanning speeds. No companies possess the Stand-Up(TM) MRI or Fonar 360(TM) scanners, and FONAR possesses the pioneer patents on "Open MRI" technology.

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

     The Company received approval to market its Beta(TM) 3000 and Beta(TM) 3000M scanners as Class III devices on September 26, 1984 and November 12, 1985. On July 28, 1988, the Magnetic Resonance Diagnostic Device which includes MR Imaging and MR Spectroscopy was reclassified by the FDA to Class II status. Consequently, Fonar's products are now classified as Class II products. On June 25, 1992, Fonar received FDA clearance to market the Ultimate(TM) Magnetic Resonance Imaging Scanner as a Class II device. Fonar received FDA clearance to market the QUAD(TM) 7000 in April 1995 and the QUAD(TM) 12000 in November 1995. On March 16, 2000, Fonar received FDA clearance to market the Fonar 360(TM) for diagnostic imaging (the Open Sky(TM) version)and on October 3, 2000 received FDA clearance for the Stand-Up(TM) MRI. The Company received FDA clearance for the QUAD-S(TM) on June 6, 2001 . The Company anticipates that it may need FDA clearance for the OR-360(TM) version of the Fonar 360(TM).

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

     Fonar received clearance to sell the QUAD(TM) scanners in the EU in May, 1999. Clearances for the Fonar 360(TM) and Stand-Up(TM) MRI scanners were obtained in May, 2002.

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

     As a result of five acquisitions completed by HMCA between June 30, 1997 and August 20, 1998 and the growth and expansion of its clients' MRI facilities and practices, HMCA currently manages 13 MRI facilities, seven physical therapy and rehabilitation practices and four primary care medical practices. For the 2002 fiscal year, the revenues HMCA recognized from the MRI facilities were $15,514,294, the revenues recognized from the physical therapy and rehabilitation practices were $11,493,680 and the revenues recognized from the primary care medical practices were $1,517,465.


HMCA GROWTH STRATEGY

     HMCA has changed its growth strategy from pursuing acquisitions to upgrading and expanding the existing facilities it manages and expanding the number of facilities it manages for its clients. Our most important effort in this regard is to promote and facilitate the replacement of existing scanners with new Fonar Stand-Up(TM) MRI scanners at the most promising locations. To date, a new Stand-Up(TM) MRI scanner has been installed at the MRI facility in Islandia, New York, two replacement Stand-Up(TM) MRI scanners are in the process of being installed at the Staten Island and Bensonhurst, New York facilities we manage and two additional Stand-Up(TM) MRI scanners are planned for the Garden City, New York and Deerfield Beach, Florida facilities we manage.

     HMCA's longer range plans involve upgrading or opening new MRI facilities clustered in selected television and radio media areas in New York, Florida, Houston, Boston, Los Angeles and Chicago, although at the present time our efforts are focused only in the New York and Florida markets. Marketing efforts in targeted areas include television, radio and billboard advertising.

     In addition, HMCA has promoted the opening of new physical therapy and rehabilitation offices by existing clients, expanding the number of such offices from the initial three offices managed in August, 1998 to the seven offices currently being managed. The number of primary care medical offices we manage has remained constant at four. We have no present plans to increase the number of primary care offices we manage.

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

(6) Diagnostic Imaging and Ancillary Services. HMCA can offer access to diagnostic imaging equipment through diagnostic imaging facilities it manages. The Company is expanding the ancillary services offered in its network to include CT-scans, x-rays, ultrasound, and other ancillary services useful to its clients.

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

     In the case of contracts with the MRI facilities, fees are charged by HMCA based on the number of procedures performed. In the case of the physical rehabilitation and medical practices, flat fees are charged on a monthly basis. Fees are subject to adjustment on an annual basis, but must be based on mutual agreement. The per procedure charges to the MRI facilities range from $150 to $760 per MRI scan. The monthly fees charged to the medical and physical rehabilitation practices range from approximately $59,300 to $297,500. No MRI facilities, physical and rehabilitation facilities or medical practices are owned by HMCA. Only one chiropractic practice managed by HMCA, providing HMCA with management fees of approximately $180,000 in fiscal 2002 and $210,000 in fiscal 2001, is owned by a seller in an acquisitions.

     The practices and the facilities enter into contracts with managed care companies. With the exception of some capitated health plans in which the medical practices participate, neither HMCA's clients nor HMCA participate in any risk sharing arrangements capitated plans are those HMO programs where the provider is paid a flat monthly fee per patient. For the fiscal years ended June 30, 2002 and June 30, 2001, fees to HMCA's clients from capitated plans amounted to approximately $703,000 and $814,000, respectively, an amount equal to 2.5% and 2.2% respectively, of HMCA's revenues for the fiscal year. All of these were attributable to medical professional corporations managed by A & A Services, Inc., representing 46%, and 26% of their revenues in fiscal 2002 and fiscal 2001, respectively.

HMCA MARKETING

     HMCA's marketing strategy is expand the business and improve the facilities and practices which it manages. HMCA will also seek to increase the number of locations of those facilities and practices where market conditions are promising. HMCA will seek to promote growth of its clients' patient and revenue through installing new Stand-Up(TM) MRI scanners at MRI facilities and advertising in television, radio and other media.


     HMCA will focus on opportunities for expanding the services clients offer and plans to expand into new geographic areas such as Houston, Boston, Los Angeles and Chicago.

     To date, HMCA has not been able to add a significant number of specialty practices to its client base. In part this difficulty stems from HMCA's lack of capital resources to fund acquisitions; this lack of capital resources similarly has prevented HMCA from increasing the number of clients it manages generally.

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

     With respect to the diagnostic imaging centers managed by HMCA, the outpatient diagnostic imaging industry is highly competitive. Competition focuses primarily on attracting physician referrals at the local market level and increasing referrals through relationships with managed care organizations. HMCA believes that principal competitors for the diagnostic imaging centers are hospitals and independent or management company-owned imaging centers. Competitive factors include quality and timeliness of test results, ability to develop and maintain relationships with managed care organizations and referring physicians, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times. HMCA believes that it will be able to effectively meet the competition in this area by installing the new Fonar Stand-Up(TM) MRI scanners at its most promising facilities.


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

     Approximately 8.8% of the revenues of HMCA's clients are attributable to Medicare and 0.17% are attributable to Medicaid.

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

     HMCA's clients generate revenue from patients covered by no-fault insurance and workers' compensation programs. For the fiscal year ended June 30, 2002, Approximately 43.2% of our clients' receipts were from patients covered by no-fault insurance and approximately 8.7% of our client's receipts were from patients covered by worker's compensation programs. In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA could be required to modify its business practices and services in ways that could be more costly to HMCA or in ways that decrease the revenues which HMCA receives from its clients.

     HMCA believes that it and its clients are in compliance with applicable Federal, State and local laws. HMCA does not believe that such laws will have any material effect on its business.

EMPLOYEES

     As of July 1, 2002, the Company employed 570 persons on a full-time and part-time basis. Of such employees, 29 were engaged in marketing and sales, 44 in research and development, 75 in prodution, 40 in customer support services, 355 in administration (including 234 on site at facilities and offices managed by HMCA and 70 performing billing, collection and transcription services for those facilities) and 27 professional MRI technicians on site at diagnostic imaging centers managed by HMCA.

ITEM 2.  PROPERTIES

     Fonar leases approximately 135,240 square feet of office and plant space at its principal offices in Melville, New York and at two other locations in Melville and Farmingdale, New York at a current aggregate annual rental rate of approximately $834,000, excluding utilities, taxes and other related expenses. The term of one of the leases extends through 2002 with options to renew up through 2008 and the term of the other leases extends to the beginning of 2009. The Company also leased space in Harrisburg, Pennsylvania at a rental of $1350 per month through March 31, 2002. Management believes that these premises are adequate for its current needs. HMCA leases approximately 16,850 square feet for its headquarters in Melville, New York at a current annual rental rate of $369,865. The term of the lease extends through September, 2009. In addition, HMCA maintains leased office premises for its clients at approximately 38 site locations having an aggregate annual rental rate of approximately $1.9 million under leases having various terms.


ITEM 3.  LEGAL PROCEEDINGS

     There is no material litigation pending, or to its knowledge, threatened against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On June 17, 2002, we held our annual meeting of stockholders. The matters before the meeting were the election of directors and the ratification of the selection of auditors for fiscal 2002. All nominees for directors were elected and the selection of Grassi & Co., CPA's, P.C. as the Company's auditors for fiscal 2002 were approved. Raymond V. Damadian, Claudette J.V. Chan, Robert Janoff and Charles N. O'Data were sitting directors. Robert Djerejian is a new director first elected at the June 17, 2002 annual meeting. The table below lists the votes cast for, against or withheld, as well as abstentions. There were no broker non-votes.

Election of Directors:

                               For                    Withheld
                            -----------               ---------

Raymond V. Damadian         299,992,702               1,198,266
Claudette J.V. Chan         300,144,693               1,046,275
Robert J. Janoff            299,472,917               1,718,052
Charles N. O'Data           299,560,867               1,670,101
Robert Djerejian            299,519,709               1,671,260

Ratification of Auditors:

                                For        Against    Withheld
                            -----------    -------    ---------

Grassi & Co., CPA's, P.C.   300,328,333    672,678      219,958

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

                 Fiscal Quarter                  High         Low
          ------------------------------         ----         ----
          January  -  March         1999         1.78         1.19
          April    -  June          1999         1.50         1.03
          July     -  September     1999         1.18         0.91
          October  -  December      1999         3.25         0.69
          January  -  March         2000         5.00         1.63
          April    -  June          2000         3.44         1.44
          July     -  September     2000         3.47         1.50
          October  -  December      2000         2.31         1.03
          January  -  March         2001         2.00         0.97
          April    -  June          2001         1.97         1.28
          July     -  September     2001         2.49         1.20
          October  -  December      2001         1.48         1.15
          January  -  March         2002         1.24         0.96
          April    -  June          2002         2.15         0.95
          July     -  September 19  2002         1.99         1.02

     On September 19, 2002, the Company had approximately 4,725 stockholders of record of its Common Stock, 12 stockholders of record of its Class B Common Stock, 4 stockholders of record of its Class C Common Stock and 4,049 stockholders of record of its Class A Non-voting Preferred Stock.

     At the present time, the only class of the Company's securities for which there is a market is the Common Stock.

     The Company paid cash dividends in fiscal 1998 and the first three quarters of fiscal 1999 on monies it received from the enforcement of its patents. Prior to these dividends, the Company had not paid any cash dividends. The Company anticipates paying one additional dividend on monies received from the enforcement of its patents. Except for these dividends, however, it is expected that the Company will continue to retain earnings to finance the development and expansion of its business.

Item 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data has been extracted from the Company's consolidated financial statements for the five years ended June 30, 2002. This consolidated selected financial data should be read in conjunction with the consolidated financial statements of the Company and the related notes included in Item 8 of this form. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's business plan.


                                      As of, or For the Period Ended June 30,
                       2002           2001           2000           1999           1998
                    -----------    -----------    -----------    -----------    -----------
STATEMENT OF
OPERATIONS

Revenues            $44,679,000    $42,273,000    $36,155,000    $33,289,000    $27,554,000

Cost of             $26,244,893    $27,798,000    $26,592,000    $26,062,000    $23,842,000
revenues


Research            $ 5,100,000    $ 5,866,000    $ 5,532,000    $ 6,648,000    $ 6,507,000
and Development
Expenses

Net Loss           ($22,882,000)  $(15,184,000)  $(10,956,000)  $(14,216,000)   $(5,653,000)

Basic and Diluted
Net Loss                  $(.36)         $(.26)        $ (.20)         $(.27)        $ (.11)
per common share

Weighted             63,511,814     57,388,050     55,096,212     52,862,647     49,967,482
average number
Of shares
outstanding

BALANCE SHEET
DATA

Working
capital             $10,505,000    $15,405,000    $24,440,000    $37,863,000    $54,426,000
(deficit)

Total               $72,830,000    $84,900,000    $84,599,000    $97,648,000   $108,448,000
assets

Long-               $10,609,000    $21,244,000    $20,969,000    $24,822,000    $16,003,000
term debt
and obligations
under capital
leases

Stock-              $35,695,000    $41,830,000    $51,285,000    $59,304,000    $72,572,000
holder's
equity

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

     FONAR's principal MRI products are its Stand-Up(TM) MRI, Fonar 360(TM), QUAD(TM) and Echo(TM) MRI scanners. The Stand-Up(TM) MRI allows patients to be scanned for the first time under weight-bearing conditions. The Company is aggressively seeking new sales and during fiscal 2002 received orders for 20 Stand-Up(TM) MRI scanners. The Stand-Up(TM) MRI is the only MRI capable of producing images in the weight bearing state. At 0.6 Tesla field strength, the Stand-Up(TM) MRI, Fonar 360(TM) and QUAD(TM) magnets are among the highest field "Open MRI" in the industry, offering non-claustrophobic MRI together with high-field image quality. Fonar's open MRI scanners were the first high field strength MRI scanners in the industry. The Company's work-in-progress QUAD-S(TM) MRI scanner will combine Fonar's iron frame magnet with a superconducting driver, and is expected to have a field strength between 0.6 and 1.0 Tesla. Fonar also offers the Echo(TM), a low cost open MRI scanner. Fonar's works in progress also include an in-office extremities scanner. (See "Description of Business - Products, Works-in-Progress and Product Marketing.")

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

     Approximately 99% of HMCA's revenues for the fiscal years ended June 30, 2002, June 30, 2001 and June 30, 2000 were derived from contracts with such facilities and practices owned by Dr. Raymond V. Damadian, the President of FONAR and HMCA and principal stockholder of FONAR. The agreements with the MRI facilities are for one-year terms which renew automatically on an annual basis, unless terminated. The fees are based on the number of procedures performed and currently range from $150 to $760 per MRI scan. The fees are reviewed and if appropriate, adjusted on an annual basis by mutual agreement.

     The agreements with the medical practices and physical rehabilitation practices are for a term of 20 years. The fees are fixed monthly fees adjusted annually. Historically, adjustments have been on the basis of changes in HMCA's costs, plus a percentage. Currently, the monthly fees under these contracts range from approximately $53,300 to $297,500.

Critical Accounting Policies
----------------------------

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We recognize revenue and related costs of revenue from sales contracts for our MRI scanner products, under the percentage-of-completion method. Under this method, we recognize revenue and related costs of revenue, as each sub-assembly is completed. Amounts received in advance of our commencement of production are recorded as customer advances.

     We recognize revenue from license agreements for our intellectual property over the shorter of the contractual life of the license or the estimated economic life. For our current license agreement, we are recognizing revenue ratably over 5 years.

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2002, we recorded a valuation allowance which reduced our deferred tax assets to equal our deferred tax liability.

     We amortize our intangible assets, including patents, purchased management agreements and capitalized software development costs, over the shorter of the contractual/legal life or the estimated economic life. Our amortization life for patents, purchased management agreements and capitalized software development costs is 17 years, 20 years and 5 years, respectively.

     We periodically assesses the recoverability of long-lived assets, including property and equipment, intangibles and management agreements, when there are indications of potential impairment, based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors. During the year ended June 30, 2002, we recorded an impairment loss of $4,700,000 related to certain management contracts in our physician's management services segment.

RESULTS OF OPERATIONS. FISCAL 2002 COMPARED TO FISCAL 2001

     In fiscal 2002, the Company experienced a net loss of $22.9 million on revenues of $44.7 million, as compared to net loss of $15.2 million on revenues of $42.3 million for fiscal 2001. This represents an increase in the net loss of 51.0% and an increase in revenues of 6.0%. The Company's consolidated operating loss increased by 22.0% to $19.7 million for fiscal 2002 as compared to an operating loss of $16.2 million for fiscal 2001. Included in our operating loss for fiscal 2002 is an impairment loss of $4,700,000 related to our physician and diagnostic management services segment.

Discussion of Operating Results of Medical Equipment Segment
------------------------------------------------------------

     Revenues attributable to the Company's medical equipment segment increased by 54.3% to $16.2 million in fiscal 2002 from $10.5 million in fiscal 2001, reflecting an increase in scanner sales of 90.0%, from $6.1 million in fiscal 2001 to $11.6 million in fiscal 2002 and an increase in service revenue of 10%, from $2.0 million in fiscal 2001 to $2.2 million in fiscal 2002. This improvement in revenues was attributable to the Company's increase in scanner sales, particularly its Stand-Up(TM) MRI, which is unique in that it permits MRI scans to be performed on patients in the weight-bearing state. During the fiscal year ended June 30, 2002, the Company received orders for 20 Stand-Up(TM) MRI scanners.

     Confirming the Company's expectation of increased demand for its MRI scanners, scanner sales to unrelated parties increased by 59.0% in fiscal 2002 from $3.4 million in fiscal 2001 to $5.4 million in fiscal 2002. Scanner sales to related parties increased by 130.0% in fiscal 2002 from $2.7 million in fiscal 2001 to $6.2 million in fiscal 2002. The Company believes that its principal challenges in achieving greater market penetration are primarily attributable to the better name recognition and larger sales forces of its larger competitors such as General Electric, Siemens and Hitachi and the ability of some of its competitors to offer attractive financing terms through affiliates, such as G.E. Capital. Nevertheless, no other competitor offers a whole body weight bearing MRI scanner such as the Stand-Up(TM) MRI, and General Electric Medical Systems division acts as a sales representative for the Stand-Up(TM) MRI. To date, General Electric has purchased four Stand-Up(TM) MRI scanners for resale.

     The Company recognized revenues of $11.1 million from the sale of its new Stand-Up(TM) MRI scanners and of $361,000 from the sale of two refurbished
(used) Beta(TM) scanners (the Company no longer manufactures Beta(TM) scanners) in fiscal 2002. In fiscal 2001, the Company recognized revenues of $1.6 million from the sale of Stand-Up(TM) MRI scanners, $3.0 million from the sale of QUAD(TM) scanners and $1.1 million from the sale of Echo(TM) scanners.

     Product sales revenues for fiscal 2002 included revenues from the sale of 11 scanners , two of which were used Beta(TM) scanners which were refurbished. Product sales revenues for fiscal 2001 included revenues from the sales of seven scanners and for fiscal 2000, three scanners.

     Sales of MRI scanners to affiliated parties, consisting of professional corporations and other entities in which Dr. Damadian or members of his family have an interest represented approximately 14.0% ($6.2 million) of the Company's revenues in fiscal 2002, as compared to 6.0% ($2.7 million) of the Company's revenues in fiscal 2001.

     License and royalty revenue ($2.4 million in fiscal 2002 and $2.4 million in fiscal 2001) remained constant.

     Gross profit margins on product sales improved significantly during fiscal 2002 from a negative 2% in fiscal 2001 to 28% in fiscal 2002. Such improvement was principally attributable to the medical equipment segment operating at a higher level of capacity resulting from the increased sales volume.

     Research and development expenses, net of capitalized costs, decreased by 14.0% to $5.1 million in fiscal 2002 as compared to $5.9 million in fiscal 2001. Our expenses for fiscal 2002 represented continued research and development of Fonar's scanners, its new hardware and software product, "Sympulse (TM)" and new surface coils to be used with the Stand-Up(TM) MRI scanner.

     The operating loss for the medical equipment segment improved by 10.0% from a loss of $17.2 million in fiscal 2001 to a loss of $15.4 million in fiscal 2002. This improvement is attributable to our increase in gross margins on our scanner sales.

Discussion of Operating Results of Physician and Diagnostic Management Services Segment
--------------------------------------------------------------------------------

     Revenues attributable to the Company's physician and diagnostic management services segment (HMCA) decreased by 10.0% to $28.5 million in fiscal 2002 from $31.8 million in fiscal 2001. The decrease in revenues reflected the closing of certain facilities managed by HMCA and the decline in management fees from the primary care practices from $2.0 million in fiscal 2001 to $1.5 million in fiscal 2002.

     Cost of revenue for the Company's physician management services segment decreased from $19.3 million or 61.0% of related revenues for the year ended June 30, 2001 to $15.3 million, or 54.0% of related revenue for the year ended June 30, 2002.

     Operating income of this segment declined from $1.0 million in fiscal 2001 to an operating loss of $4.3 million in fiscal 2002. This was attributable to an impairment loss of $4.7 million recorded in fiscal 2002 (discussed below) and reduced revenues resulting from the closing of several facilities managed by HMCA. HMCA believes that focusing its efforts on more profitable facilities, including the introduction of Stand-Up(TM) MRI scanners, will in the long term improve HMCA's profitability.

Discussion of Consolidated Results of Operations
------------------------------------------------

     Other expenses of $69,133 was recognized by the Company in fiscal 2002 as compared to other income of $1.0 million (principally the sales of a partnership interest) and investment income of $973,862 was recognized by the Company in 2002 as compared to $1.8 million in fiscal 2001. This represents a decrease of 64% in other income. In addition, the Company recorded non-cash financing costs of $2.4 million in fiscal 2002 in connection with the payment of its convertible debentures to The Tailwind Fund in common stock and the issuance of related warrants. This expense represented the discount from the market price on the stock issued to The Tailwind Fund and the value of the purchase warrants granted to the investor. In addition, in fiscal 2002, we recorded a debt conversion expense of $545,000 in connection with a premium associated with the repayment of approximately $2.5 million in long-term debt incurred in connection with an HMCA acquisition (see Note 12).

     Selling, general and administrative expenses increased by 13.0% to $21.5 million in fiscal 2002 from $19.1 million in fiscal 2001. The increase in selling, general and administrative expenses was attributable primarily to the expansion of Fonar's increased manufacturing, advertising marketing and sales activity. In particular, the Company engaged the services of an advertising agency and introduced television and radio advertising.

     The increase in compensatory element of stock issuances from approximately $4.0 million in fiscal 2001 to $4.7 million in fiscal 2002 reflected greater use of Fonar's stock bonus plan to pay certain highly compensated employees and others in stock rather than cash.

     The higher provision for bad debt of $972,000 in fiscal 2002 as compared to $443,000 in fiscal 2001, reflected an increase in reserves and the write off of certain indebtedness by the medical equipment segment of $243,000 and reserves for fees due from HMCA managed facilities that were closed in the amount of $729,000.

Impairment Loss
---------------

     During the quarter ended June 30, 2002, the primary care medical practices managed by the Company's subsidiary, A&A Services, Inc., experienced a significant overall decline in patient volume and related operating cash flows which led to the inability of the medical practices to fully and timely pay the contractual management fees to the Company. As a result of the continued occurrence of this negative trend, the Company recorded an impairment loss of $4,700,000 during the quarter ended June 30, 2002 related to those management agreements which reduced the carrying value of such agreements to $3,518,847 at June 30, 2002. We do not presently expect any further deterioration in our management fees from these primary care medical practices.

     The amortization expense in fiscal 2002 and 2001 of approximately $1.2 million in each year reflects the amortization of management agreements attributable to HMCA's acquisitions.

     The Company is enthusiastic about the future of its Stand-Up(TM) MRI and FONAR 360(TM) product line scanners which are bringing a new plateau of "openness" to diagnostic MRI and are expected to bring a new frontier in surgery for performing surgical treatments using MRI images to guide surgery. The Company believes its new products are beginning to successfully penetrate the market, as reflected in the dramatic increase in product sales from approximately $3.4 million in fiscal 2000 to $6.1 million in fiscal 2001 and to $11.6 million in fiscal 2002. In addition to increased product sales, the decline in service and repair fees has been reversed, as reflected by the increase in service and repair fees from $1.7 million in fiscal 2000 to $2.0 million in fiscal 2001 to $2.2 million in fiscal 2002.

     Continuing its tradition as the originator of MRI, the Company remained committed to maintaining its position as the leading innovator of the industry through aggressive investing in research and development. In fiscal 2002 the Company continued its investment in the development of its new MRI scanners, together with software and upgrades, with an investment of $5,955,394 in research and development ($855,612 of which was capitalized) as compared to $6,621,225 ($754,804 of which was capitalized) in fiscal 2001. The research and development expenditure was approximately 34.6% of revenues attributable to the Company's medical equipment segment (and 13.3% of total revenues) in 2002 and 108% of medical equipment segment revenues (and 15.7% of total revenues)in fiscal 2001. This represented a decrease of approximately 10.1% in research and development expenses from fiscal 2001 to fiscal 2002.

     In summary, Fonar continued the trend of steadily increasing MRI scanner sales, most dramatically the increase in Stand-Up(TM) MRI scanner sales from fiscal 2000 through fiscal 2002. The physician practice management segment
(HMCA) continued to decline slightly in the same period, from $30.2 million in fiscal 2000 to $31.8 in fiscal 2001 to $28.5 million in fiscal 2002.

     Fonar anticipates that the increase in scanner sales will continue due to the unique capability of the Stand-Up(TM) MRI scanner to scan patients in weight-bearing positions and the high field strength of its other open MRI scanners, the Fonar 360(TM) and QUAD(TM) scanners. Service revenues have also increased over the past there fiscal years, from $1.7 million in fiscal 2000 to $2.0 million in fiscal 2001 to $2.2 million in fiscal 2002, which increases are attributable primarily to the increased number of scanners being placed in service. Most of the revenues on the Stand-Up(TM) MRI scanners sold in the last quarter of fiscal 2002,were not recognized as of June 30, 2002, and as of June 30, 2002, the Company's balance sheet reflects $7.7 million in customer advances.

     The Company has taken steps to reverse the decline in HMCA revenues by closing unprofitable facilities and commencing its program of replacing the MRI scanners at the MRI facilities it manages with Stand-Up(TM) MRI scanners. One Stand-Up(TM) MRI is now installed in the Islandia, New York site, two are in the process of being installed in Bensonhurst, New York and Staten Island, New York and two are planned for Deerfield Beach, Florida and Garden City, New York.

     Expenditures for advertising and marketing are likely to continue to increase, as the Company believes the increased advertising is helpful to promote sales.

RESULTS OF OPERATIONS. FISCAL 2001 COMPARED TO FISCAL 2000

     In fiscal 2001, the Company experienced a net loss of $15.2 million on revenues of $42.3 million as compared to a net loss of $11.0 million on revenues of $36.2 million for fiscal 2000. This represented an increase in the net loss of 38% and an increase in revenues of 16.9%.


Discussion of Operating Results of Medical Equipment Segment
------------------------------------------------------------

     Revenues attributable to the Company's medical equipment segment increased by 75% to $10.5 million in fiscal 2001 from $6.0 million in fiscal 2000, reflecting an increase in scanner sales of 79.4%, from $3.4 million in fiscal 2000 to $6.1 million in fiscal 2001 and an increase in service revenue of $11.1% from $1.7 million in fiscal 2000 to $2.0 million in fiscal 2001. The Company attributes the increase in scanner sales to the growing market penetration of its products, particularly the Stand-Up(TM) MRI. Product sales to unrelated parties increased by 113% in fiscal 2001 from $1.6 million in fiscal 2000 to $3.4 million in fiscal 2001.

     Sales to affiliated parties, consisting of professional corporations owned by Dr. Damadian represented approximately 6.4% ($2,686,646) of the Company's revenues in fiscal 2001, as compared to 4.9% ($1,752,298) of the Company's revenues in fiscal 2000.

     Research and development expenses increased by 6.8% to $5.9 million in fiscal 2001 as compared to $5.5 million in fiscal 2000. This increase represented continued research and development of Fonar's scanners and its new hardware and software product, "Sympulse(TM)".

     Negative gross profit margins on product sales (negative 2.0% in fiscal 2001 and negative 32.0% in fiscal 2000) were principal attributable to the medical equipment segment operating at a low level of capacity and reflect the inefficiencies attendant to Fonar's fixed factory overhead expenses, such as salaries and benefits. The improvement in fiscal 2001 reflected increased sales volume.

     Results of operations for the medical equipment segment improved by 4% from a loss of $18.0 million in fiscal 2000 to a loss of $17.2 million in fiscal 2001. Increased license and royalty revenue (from $920,000 in fiscal 2000 to $2.4 million in fiscal 2001) was a principal factor. This reflects an improvement in our gross margins offset by an increase of 8.3% in selling, general and administrative expenses to $11.7 million in fiscal 2001 from $10.8 million in fiscal 2000.

     The Company recognized revenues of $1.6 million from the sale of its new Stand-Up(TM) MRI scanners and of $1.1 million from the sale of Echo(TM) scanners in fiscal 2001. There were no sales of Stand-Up(TM) MRI scanners or Echo(TM) scanners in fiscal 2000. Revenues generated by sales of QUAD(TM) MRI scanners decreased slightly by 6.3% from $3.2 million (8.8% of total revenues) in fiscal 2000 to $3.0 million (7.1% of total revenues) in fiscal 2001.

     Sales of Beta(TM) scanners were $0 in fiscal 2001 (0% of total revenues) and $84,255 (approximately 0.2% of total revenues) in fiscal 2000. The sales in fiscal 2000 represented the sale of refurbished equipment, as the company no longer manufactures Beta(TM) scanners.

     Product sales revenues for fiscal 2001 included revenues from the sale of seven scanners. Product sales revenues for fiscal 2000 included revenues from the sales of three scanners.

Discussion of Operating  Results of Physician  Management  Services Segment
---------------------------------------------------------------------------

     Revenues attributable to the Company's physician and diagnostic management services segment (HMCA) increased to $31.8 million in fiscal 2001 from $30.2 million in fiscal 2000, representing an increase of 5.3%. Operating income of $1.0 million was recognized from the Company's physician and diagnostic management services in fiscal 2001, as compared to operating income of $2.5 million in fiscal 2000, representing a decrease of 60%.

     Cost of revenue for the Company's physician management services segment decreased from $19.8 million, or 66.0%, of related revenues for the year ended June 30, 2000 to $19.3 million, or 61.0%, of related revenues for the year ended June 30, 2001. Operating income of this segment declined from $2.5 million in fiscal 2000 to $1.0 million in fiscal 2001 due to increases in selling, general and administrative expenses of $1.9 million, increases in compensatory element of stock issuance of $1.4 million, increases in provision for bad debt expense of $.2 million offset by an improvement in gross profit of $2.0 million.

Discussion of Consolidated Results of Operations
------------------------------------------------

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

     In fiscal 2001, we continued our investment in the development of its new MRI scanners, together with software and upgrades, with an investment of $6,621,225 in research and development ($754,804 of which was capitalized) as compared to $5,893,948 ($361,623 of which was capitalized) in fiscal 2000. The research and development expenditure was approximately 63% of revenues attributable to the Company's medical equipment segment (and 15.7% of total revenues) in 2001 and 98% of medical equipment segment revenues (and 16.3% of total revenues) in 2000. This represented a increase of approximately 12% in research and development expenses from 2000 to fiscal 2001.

     During the fiscal year ended June 30, 2001, the Company realized other income of approximately $1.0 million, principally from the sale of a partnership interest, as compared to other income of approximately $5.7 million (principally from the settlement of patent infringement disputes) in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and marketable securities declined by 35.0% from $20.1 million at June 30, 2001 to $13.1 million at June 30, 2002. Principal uses of cash during fiscal 2002 included capital expenditures of $3.1 million, repayment of indebtedness and capital lease obligations in the amount of $4.5 million, and capitalized software development costs and patents of $1.4 million.

     Marketable securities approximated $5.6 million as of June 30, 2002, as compared to $6.1 million as of June 30, 2001. At June 30, 2002, we decreased our investments in U.S. Government obligations from approximately $4.1 million to $3.8 million and reduced our investments in corporate and government agency bonds from approximately $1.9 million to $1.8 million. This has had the intended effect of reducing the volatility of the Company's investment portfolio.

     Cash provided by operating activities for fiscal 2002 approximated $624,000. Cash provided by operating activities was attributable substantially to an increase in customer advances of $6 million offset by the funding of the net loss for fiscal 2002.

     Cash used in investing activities for fiscal 2002 approximated $4 million. The principal uses of cash from investing activities during fiscal 2002 consisted of expenditures for property and equipment and capitalized software and patent costs of approximately $4.5 million, offset by the proceeds from the sale of marketable securities of $.5 million

     Cash used in financing activities for fiscal 2002 approximated $3.2 million. The principal uses of cash in financing activities during fiscal 2002 consisted of repayment of principal on long-term debt of approximately $4.5 million and the principal source was proceeds from a warrant exercise of $1.5 million.

     Total liabilities decreased by 16% during fiscal 2002, from approximately $42.9 million at June 30, 2001 to approximately $36.9 million at June 30, 2002. The decrease in liabilities was attributable principally to the repayments of long term debt and capital leases.

     During the year ended June 30, 2002, we issued 4,931,576 shares of our common stock in connection with the repayment of $4.5 million of convertible debentures and related interest and debt discounts. In addition, we issued 2,045,000 shares of our common stock in connection with a repayment of notes payable in the aggregate amount of $2,603,000.

        The Company's obligations and the periods in which they are scheduled to become due are set forth in the following table:

                                 Due in
                                  Less           Due           Due       Due
                                 than 1        in 1-3        in 4-5     after 5
Obligation           Total        Years         years         years      years
--------------   -----------   -----------   ----------   -----------   -------
Long-term debt   $ 9,085,259   $ 8,970,400   $  114,859   $      -      $  -

Capital lease
Obligation         1,524,245       805,939      718,306          -         -

Operating
  leases          15,656,167     3,254,819    6,937,552     5,463,796      -
                 -----------   -----------   ----------   -----------   -------
Total cash
Obligations      $26,265,671   $13,031,158   $7,770,717    $5,463,796   $  -
                 ===========   ===========   ==========   ===========   =======

     Other commercial commitments of the Company are as follows (by commitment expiration date):

     Lines of credit: $139,000

     Standby letters of credit: $68,000

     As at June 30, 2002, our obligations included approximately $2.1 million in various state taxes. The Company has to enter into payment plans with taxing authorities with respect to $1.5 million of past due taxes.

     As of June 30, 2002, we had a bank credit facility of $5,500,000. The unused portion of the facility was approximately $139,000. The interest on loans made under the facility is either the bank's prime rate, as in effect from time to time or 0.5% plus the bank's cost of funds rate, as selected by Fonar when the loan is made.

     Our working capital surplus as of June 30, 2002 approximates $10.5 million, as compared to a working capital surplus of $15.5 million as of June 30, 2001. The change in our working capital position resulted primarily from our investments in new equipment, capitalized software and patent costs totalling $4.5 million, and note payments primarily on the purchase prices for HMCA's acquisitions of $4.5 million.

     In order to conserve its capital resources, we have issued common stock under its stock bonus and stock option plans to compensate employees and non-employees for services rendered. In fiscal 2002, the compensatory element of stock issuances was $4.6 as compared to $4.0 million for fiscal 2001. Utilization of equity in lieu of cash compensation has improved our liquidity since it increases cash available for other expenditures.

     The foregoing trends in Fonar's capital resources are expected to improve as Fonar's MRI scanner products gain wider market acceptance and produce greater sales revenues.

     Capital   expenditures  for  fiscal  2002  approximated  $4.5  million  and substantially consisted of office and production equipment ($3.1 million), capitalized software costs ($856,000) and capitalized patent costs ($548,000).

     Fonar has not committed to making capital expenditures in the 2003 fiscal year other than its intention to continue research and development expenditures at current levels and to purchase equipment for $35,000. In addition, HMCA plans to incur expenditures of approximately $140,000 for a new billing system.

     Our business plan currently includes an aggressive program for manufacturing and selling its new line of Open MRI scanners. In addition, we are enhancing our revenue by participating into the physician and diagnostic management services business through its subsidiary, HMCA and is in the process of upgrading the facilities which it manages, most significantly by the replacement of existing MRI scanners with new Stand-Up(TM) MRI scanners.

     Our business plan calls for a continuing emphasis on providing its customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from the Company's installed base of scanners were $2.0 million for the year ended June 30, 2001 and $2.2 million for the year ended June 30, 2002 (transactions between FONAR and its subsidiaries are eliminated in the consolidation).

     As at June 30, 2002, our current assets were $41.5 million and current liabilities of $31.0 million, resulting in a working capital surplus of approximately $10.5 million. Capital resources included $7.5 million in cash and cash equivalents and $5.6 million in marketable securities. In addition, we expect to generate additional cash receipts from the Stand-Up(TM) MRI scanners ordered by customers in fiscal 2002 in the amount of $12.3 million, as additional progress payments are made on the scanners as they are built, delivered and installed.

     In addition, in May of 2001, we raised $4.5 through the issuance of debentures to The Tail Wind Fund. The debentures to The Tail Wind Fund. The debentures were repaid in shares of common stock, although at a discounted price, but provided us with much needed liquidity. Subsequently, in June, 2002, The Tailwind Fund provided Fonar with an additional $1,500,000 through the exercise of warrants for 1,000,000 shares at a price of $1.50 per share and in August, 2002 with an additional $1,125,000 through the exercise of warrants for an additional 1,000,000 shares at an exercise price of $1.125 per share.

     We believe that the above mentioned financial resources, anticipated cash flows from operations and potential financing sources, will provide the cash flows needed to achieve the sales, service and production levels necessary to support its operations.


ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     FONAR's investments in fixed rate instruments. None of the fixed rate instruments in which FONAR invests extend beyond June 30, 2007. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by the Company at June 30, 2002.

                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE

                                  Investments
                                 in Fixed Rate      Weighted Average
                  Date            Instruments        Interest Rate
               ----------        -------------      ----------------
                 6/30/03           3,376,791              5.8%
                 6/30/04           1,157,820              5.4%
                 6/30/05             353,734              6.5%
                 6/30/06             399,569              6.0%
                 6/30/07             200,000              6.1%
                                  ------------
                 Total:            5,487,914

               Fair Value
              at 6/30/02           5,573,483


     All  of  our  revenue,   expense  and  capital  purchasing  activities  are
transacted in United States dollars.

     See Note 11 to the consolidated Financial Statements for information on long term debt.

ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       FONAR CORPORATION AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


INDEPENDENT AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS
  At June 30, 2002 and 2001

CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Three Years Ended June 30, 2002, 2001 and 2000

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  For the Three Years Ended June 30, 2002, 2001 and 2000

CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Three Years Ended June 30, 2002, 2001 and 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE OF VALUATION ALLOWANCES
  For the Three Years Ended June 30, 2002, 2001 and 2000

    (*)  Included in Part II, Item 14 of the Form.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Audit Committee of the Board of Directors
FONAR Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, cash flows and schedule of valuation allowances for each of the years in the three-year period ended June 30, 2002. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and schedules referred to above present fairly, in all material respects, the consolidated financial position of FONAR Corporation and Subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

During each of the years in the three-year period ended June 30, 2002, a significant portion of the Company's revenues was from related parties.



                            /s/MARCUM & KLIEGMAN LLP


New York, New York
September 30, 2002

                     FONAR CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS




                                   ASSETS
                                   ------
                                                              June 30,
                                                   -----------------------------
                                                       2002           2001
                                                   -------------   -------------

Current Assets:
  Cash and cash equivalents                        $  7,493,986    $ 14,040,334
  Marketable securities                               5,573,483       6,085,266
  Restricted cash                                     5,500,000            -
  Accounts receivable - net of allowances for
    doubtful accounts of $1,077,092 and
    $1,033,331 at June 30, 2002 and 2001,
    respectively                                        781,371         849,740
  Accounts receivable - related medical
    practices - net of allowances for doubtful
    accounts of $1,096,390 and $538,297 at
    June 30, 2002 and 2001, respectively             13,311,238      13,180,654
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                 1,152,606       1,768,856
  Inventories                                         4,663,767       3,725,375
  Investment in sales-type leases with related
    parties                                           1,796,724         191,304
  Investment in sales-type lease                        119,601         119,549
  Prepaid expenses and other current assets           1,101,902         903,751
                                                   ------------    ------------
     Total Current Assets                            41,494,678      40,864,829

Restricted Cash                                            -          5,500,000

Property and Equipment - Net                         10,596,481      10,637,397

Advances and Notes to  Related  Parties - Net
  of  discounts  and  allowance  for doubtful
  accounts of $366,035 and $316,035 at June 30,
  2002 and 2001, respectively                         1,497,008       1,559,159

Investment in Sales-Type Leases with Related
  Parties                                               814,892       2,513,703

Investment in Sales-Type Lease                          741,647         861,249

Notes Receivable                                        175,000         375,000

Management Agreements - Net of accumulated
  amortization of $5,154,243 and $3,935,551 at
  June 30, 2002 and 2001, respectively               14,519,606      20,438,298

Other Intangible Assets - Net                         2,648,618       1,853,506

Other Assets                                            341,857         297,272
                                                   -------------   -------------
     Total Assets                                  $ 72,829,787    $ 84,900,413
                                                   =============   =============


See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                              June 30,
                                                   -----------------------------
                                                       2002            2001
                                                   -------------   -------------

Current Liabilities:
  Current portion of long-term debt and
    capital leases                                 $  9,776,339    $  6,634,863
  Accounts payable                                    4,076,730       3,020,832
  Other current liabilities                           7,556,199       8,515,757
  Customer advances                                   4,307,632       1,265,362
  Customer advances - related parties                 3,400,000         407,160
  Income taxes payable                                  757,722         764,884
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                 1,114,912         351,592
  Convertible debentures                                   -          4,500,000
                                                   -------------   -------------
     Total Current Liabilities                       30,989,534      25,460,450


Long-term Debt and Capital Leases, Less
  current maturities                                    833,165      10,109,286

Deferred Revenue - License Fee                        4,680,000       7,020,000

Other Liabilities                                       359,534         327,411
                                                   -------------   -------------
      Total Liabilities                              36,862,233      42,917,147
                                                   -------------   -------------
Minority Interest                                       272,306         152,972
                                                   -------------   -------------

Commitments, Contingencies and Other Matters


See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                   (Continued)

                                                             June 30,
                                                   -----------------------------
                                                       2002           2001
                                                   -------------   -------------

Stockholders' Equity:
  Class A non-voting preferred stock - $.0001
    par value;  authorized - 8,000,000 shares;
    issued and outstanding - 7,836,287 shares
    at June 30, 2002 and 2001, respectively        $        784    $        784
  Preferred stock - $.001 par value;
    authorized - 10,000,000 shares; issued
    and outstanding - none                                 -               -
  Common stock - $.0001 par value; authorized
    85,000,000 and 60,000,000 shares;  issued -
    71,582,243 and 59,524,455 shares at June 30,
     2002 and  2001, respectively;  outstanding
     - 71,291,179 and 59,233,391 shares at June
     30, 2002 and 2001, respectively                      7,158           5,952
  Class B common stock (10 votes per share) -
    $.0001 par value;  authorized - 4,000,000
    shares;  issued and outstanding - 4,211
    shares at June 30, 2002 and 2001, respectively         -               -
  Class C common stock (25 votes per share) -
    $.0001 par value;  authorized - 10,000,000
    shares;  issued and outstanding - 9,562,824
    shares at June 30, 2002 and 2001, respectively          956             956
  Paid-in capital in excess of par value            120,156,196     104,984,020
  Accumulated other comprehensive income                 85,569          84,133
  Accumulated deficit                               (82,882,893)    (60,000,686)
  Notes receivable from stockholders                   (997,132)     (1,040,457)
  Unearned compensation                                 -            (1,529,018)
  Treasury stock, at cost - 291,064 shares
    of common stock at June 30, 2002 and 2001          (675,390)       (675,390)
                                                   -------------   -------------
    Total Stockholders' Equity                       35,695,248      41,830,294
                                                   -------------   -------------
    Total Liabilities and Stockholders' Equity     $ 72,829,787    $ 84,900,413
                                                   =============   =============


See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2002

                                                                              Class A
                                                                        Non-        Paid-in
                                  Class A Common Stock   Class C      Voting     Capital in      Treasury
                                  --------------------   Common     Preferred     Excess of        Stock
                                    Shares     Amount     Stock       Stock      Par Value        Amount
                                  ----------  --------   --------   ---------   -------------   -----------
Balance - June 30, 2001           59,524,455  $  5,952   $    956   $    784    $ 104,984,020   $ (675,390)

Net loss                                -         -          -          -                -            -

Other comprehensive income,
  net of tax:
    Unrealized gain on
      securities arising
      during the year,
      net of tax                        -         -          -          -                -            -

Exercise of stock options             13,868         1       -          -              15,045         -
Exercise of callable warrants      1,000,000       100       -          -           1,499,900         -
Stock issued to employees
  under stock bonus plans          2,108,674       211       -          -           2,762,301         -
Issuance of stock for
  professional services              604,492        60       -          -             728,196         -
Issuance of stock under
  consulting contracts             1,116,078       112       -          -           1,497,916         -
Issuance of stock for note
  receivable - stockholder           140,100        14       -          -             159,161         -
Issuance of stock for
  conversion of convertible
  debentures                       3,832,073       383       -          -           4,499,617         -
Issuance of stock for
  financing costs                  1,099,503       110       -          -           1,291,036         -
Issuance of stock for
  notes payable                    2.045,000       205       -          -           2,602,391         -
Issuance of stock for
  equipment                           98,000        10       -          -             116,613         -
Net reduction in notes
  receivable from stockholders          -         -          -          -                -            -
Amortization of unearned
  compensation                          -         -          -          -                -            -
Amortization of value assigned
  to warrants in debt financing         -         -          -          -                -            -
                                  ----------  --------   --------   ---------   -------------   -----------
BALANCE - JUNE 30, 2002           71,582,243  $  7,158   $    956   $    784     $120,156,196   $ (675,390)
                                  ==========  ========   ========   =========   =============   ===========

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2002

                                    Notes                         Accumulated
                                  Receivable                         Other                                        Comprehensive
                                     from          Unearned      Comprehensive     Accumulated                       Income
                                 Stockholders    Compensation       Income           Deficit         Total           (Loss)
                                 ------------    ------------    -------------    -------------   ------------    -------------
Balance - June 30, 2001          $(1,040,457)    $(1,529,018)    $     84,133     $(60,000,686)   $41,830,294             -

Net loss                                -               -                -         (22,882,207)   (22,882,207)   $ (22,882,207)

Other comprehensive income, Income, net of tax:
    Unrealized gains on
      securities arising
      during the year,
      net of tax                        -               -               1,436             -             1,436            1,436

Exercise of stock options               -               -                -                -            15,046             -
Exercise of callable warrants           -               -                -                -         1,500,000             -
Stock issued to employees
  under stock bonus plans               -               -                -                -         2,762,512             -
Issuance of stock for
  professional services                 -               -                -                -           728,256             -
Issuance of stock under
  consulting contracts                  -               -                -                -         1,498,028             -
Issuance of stock for note
  receivable - stockholder          (159,175)           -                -                -              -                -
Issuance of stock for
  conversion of convertible
  debentures                            -               -                -                -         4,500,000             -
Issuance of stock for
  financing costs                       -               -                -                -         1,291,146             -
Issuance of stock for
  notes payable                         -               -                -                -         2,602,596             -
Issuance of stock for
  equipment                             -               -                -                -           116,623             -
Net reduction in notes
  receivable from stockholders       202,500            -                -                -           202,500             -
Amortization of unearned
  compensation                          -            451,623             -                -           451,623             -
Amortization of value assigned
  to warrants in debt finacing          -          1,077,395             -                -         1,077,395             -
                                 ------------    ------------    -------------    -------------   ------------    -------------
BALANCE - JUNE 30, 2002          $  (997,132)    $      -        $     85,569     $(82,882,893)   $35,695,248     $(22,880,771)
                                 ============    ============    =============    =============   ============    =============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2001

                                                                  Class A
                                                                    Non-     Paid-in
                               Class A Common Stock    Class C    Voting     Capital in      Treasury
                               --------------------    Common    Preferred   Excess of        Stock
                                 Shares     Amount      Stock       Stock    Par Value        Amount
                               ----------  --------   ---------  ---------  ------------    ----------
Balance - June 30, 2000        56,315,471  $  5,631   $     956   $    784   $98,581,757    $ (671,359)

Net loss                             -         -           -          -             -             -

Other comprehensive income,
       net of tax:
     Unrealized gains on
       securities arising
       during the year,
       net of tax                    -         -           -          -             -             -
       Less:
       Reclassification
       adjustment
       for (gains) losses
       included in net loss          -         -           -          -             -             -

Exercise of stock options          24,000         2        -          -           28,170          -
Purchase of treasury stock           -         -           -          -             -           (4,031)
Stock issued to employees
  under stock bonus plans       1,636,602       164        -          -        2,636,417          -
Issuance of stock for
  professional services           435,976        44        -          -          653,895          -
Issuance of stock under
  consulting contracts            923,482        92        -          -        1,632,980          -
Issuance of stock for
  research and development
  expenses                        183,924        18        -          -          344,839          -
Issuance of stock for notes
  receivable - stockholders         5,000         1        -          -           10,311          -
Value assigned to
  warrants issued in
  debt financing                     -         -           -          -        1,095,651          -
Net reduction in notes
  receivable from
  stockholders                       -         -           -          -             -             -
Amortization of unearned
  compensation                       -         -           -          -             -             -
                               ----------  --------   ---------   --------  ------------    ----------
BALANCE - JUNE 30, 2001        59,524,455  $  5,952   $     956   $    784  $104,984,020     $(675,390)
                               ==========  ========   =========   ========  ============    ==========

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2001

                                  Notes                             Accumulated
                               Receivable                              Other
                                  from             Unearned        Comprehensive     Accumulated                      Comprehensive
                               Stockholders      Compensation         Income           Deficit          Total         Income (Loss)
                               ------------      ------------      -------------    -------------    ------------     --------------
Balance - June 30, 2000        $(1,338,005)      $  (213,374)      $   (264,808)    $(44,816,824)    $51,284,758               -

Net loss                              -                 -                  -         (15,183,862)    (15,183,862)     $ (15,183,862)

Other comprehensive
  income, net of tax:
     Unrealized gains on
       securities arising during
       the year, net of tax           -                 -               342,050             -               -               342,050
     Less: Reclassification
       adjustment for
       (gains) losses
       included in net loss           -                 -                 6,891             -            348,941              6,891

Exercise of stock options             -                 -                  -                -             28,172               -
Purchase of treasury stock            -                 -                  -                -             (4,031)              -
Stock issued to employees
  under stock bonus plans             -                 -                  -                -          2,636,581               -
Issuance of stock for
  professional services               -                 -                  -                -            653,939               -
Issuance of stock under
  consulting contracts                -           (1,247,813)              -                -            385,259                -
Issuance of stock for research
  and development expenses            -                 -                  -                -            344,857               -
Issuance of stock for notes
  receivable - stockholders        (10,312)             -                  -                -               -                  -
Value assigned to warrants
  in debt financing                   -           (1,095,651)              -                -               -                  -
Net reduction in notes
  receivable from
  stockholders                     307,860              -                  -                -            307,860               -
Amortization of unearned
  Compensation                        -            1,027,820               -                -          1,027,820               -
                               ------------      ------------      -------------    -------------    ------------     --------------
                               $(1,040,457)      $(1,529,018)      $     84,133     $(60,000,686)    $41,830,294      $ (14,834,921)
BALANCE - JUNE 30, 2001        ============      ============      =============    =============    ============     ==============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2000

                                                                            Class A
                                                                     Non-       Paid-in
                                Class A Common Stock    Class C     Voting    Capital in      Treasury
                                --------------------    Common    Preferred    Excess of        Stock
                                  Shares     Amount      Stock      Stock     Par Value        Amount
                                ----------  --------    --------  ---------   -----------    -----------
Balance - June 30, 1999         53,793,042  $  5,378    $    956  $    784    $95,385,863    $ (592,239)

Net loss                              -         -           -         -              -             -

Other comprehensive income,
      net of tax:
    Unrealized losses on
      securities arising
      during the year, net
      of tax                          -         -           -         -              -             -
    Less: Reclassification
      adjustment for (gains)
      losses included in net
      loss                            -         -           -         -              -             -

Exercise of stock options          389,000        39                              455,780          -
Purchase of treasury stock            -         -           -         -              -          (79,120)
Stock issued to employees
  under stock bonus plans          193,523        20        -         -           396,662          -
Issuance of stock for
  professional services            490,000        49        -         -           742,323          -
Issuance of stock under
  consulting contracts           1,429,574       143        -         -         1,539,378          -
Issuance of stock for
  acquisition of Central
  Health Care                       19,332         2        -         -            61,751          -
Net reduction in notes
  receivable from
  stockholders                        -         -           -         -              -             -
Amortization of unearned
  compensation                        -         -           -         -              -             -
Conversion of Class B
  common stock to Class A
  common stock                       1,000      -           -         -              -             -
                                ----------  --------    -------- ---------    -----------    ----------
BALANCE - JUNE 30, 2000         56,315,471  $  5,631    $    956  $    784    $98,581,757    $ (671,359)
                                ==========  ========    ======== =========    ===========    ==========

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2000

                                  Notes                             Accumulated
                                Receivable                             Other                                          Comprehensive
                                   from            Unearned        Comprehensive     Accumulated                          Income
                               Stockholders      Compensation         Income           Deficit          Total             (Loss)
                               ------------      ------------      -------------    -------------    ------------     -------------
Balance - June 30, 1999        $(1,226,148)      $  (206,878)      $   (203,106)    $(33,860,837)    $59,303,773

Net loss                              -                 -                  -         (10,955,987)    (10,955,987)     $ (10,955,987)

Other comprehensive income,
      net of tax:
    Unrealized losses on
      securities arising
      during the year, net
      of tax                          -                 -               (47,830)            -            (47,830)           (47,830)
    Less: Reclassification
      adjustment for (gains)
      losses included in net
      loss                            -                 -               (13,872)            -            (13,872)           (13,872)

Exercise of stock options         (391,250)             -                  -                -             64,569               -
Purchase of treasury stock            -                 -                  -                -            (79,120)              -
Stock issued to employees
  under stock bonus plans             -                 -                  -                -            396,682               -
Issuance of stock for
  professional services               -                 -                  -                -            742,372               -
Issuance of stock under
  consulting contracts                -             (726,962)              -                -            812,559               -
Issuance of stock for
  acquisition of Central
  Health Care                         -                 -                  -                -             61,753               -
Net reduction in notes
  receivable from
  stockholders                     279,393              -                  -                -            279,393               -
Amortization of unearned
  compensation                        -              720,466               -                -            720,466               -
Conversion of Class B
  common stock to Class A
  common stock                        -                 -                  -                -               -                  -
                               ------------      ------------      -------------    -------------    ------------     -------------
BALANCE - JUNE 30, 2000        $(1,338,005)      $  (213,374)      $   (264,808)    $(44,816,824)    $51,284,758      $ (11,017,689)
                               ============      ============      =============    =============    ============     =============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              For the Years Ended June 30,
                                       ----------------------------------------
                                           2002          2001          2000
                                       ------------  ------------  ------------
Revenues
  Product sales - net                  $  5,364,809  $  3,370,826  $  1,606,229
  Product sales - related parties
    - net                                 6,229,195     2,686,646     1,752,298
  Service and repair fees - net           1,901,954     1,893,251     1,609,023
  Service and repair fees - related
    parties - net                           254,173       123,086        83,514
  Patient revenue - net                     -           1,285,028       996,337
  Management and other fees - related
    medical practices - net              28,525,439    30,490,464    29,187,396
  License fees and royalties              2,403,000     2,424,000       920,000
                                       ------------  ------------  ------------
      Total Revenues - Net               44,678,570    42,273,301    36,154,797
                                       ------------  ------------  ------------
Costs and Expenses
  Costs related to product sales          3,815,081     3,206,385     2,281,709
  Costs related to product sales -
    related parties                       4,523,940     2,956,668     2,141,207
  Costs related to service and repair
    fees                                  2,338,361     2,216,899     2,278,354
  Costs related to service and repair
    fees - related parties                  312,493       144,127       118,255
  Costs related to patient revenue          -           1,138,569       953,619
  Costs related to management and
    other fees - related parties         15,255,018    18,134,550    18,818,925
  Research and development                5,099,782     5,866,421     5,532,325
  Selling, general and administrative    21,454,907    19,118,276    16,211,414
  Compensatory element of stock
    issuances for selling, general
    and administrative expenses           4,712,163     4,044,826     1,929,706
  Provision for bad debts                   972,236       442,505       177,162
  Loss on impairment of management
    agreements                            4,700,000        -             -
  Amortization of management
    agreements                            1,218,692     1,218,692     1,218,693
                                       ------------  ------------  ------------
      Total Costs and Expenses           64,402,673    58,487,918    51,661,369
                                       ------------  ------------  ------------
Loss from Operations                    (19,724,103)  (16,214,617)  (15,506,572)

Financing costs paid in stock and
  warrants                               (2,368,541)       -             -
Interest Expense                           (730,041)   (1,255,440)   (1,710,188)
Investment Income                           973,862     1,841,869     1,919,744
Other (Expense) Income                      (69,133)      964,488     4,655,375
Debt Conversion Expense                    (544,370)       -             -
Minority Interests in Income of
  partnerships                             (392,842)     (480,166)    (270,669)
                                       ------------  ------------  ------------
Loss Before Provision for Income Taxes  (22,855,168)  (15,143,866)  (10,912,310)

Provision for Income Taxes                   27,039        39,996        43,677
                                       ------------  ------------  ------------
      Net Loss                         $(22,882,207) $(15,183,862) $(10,955,987)
                                       ============  ============  ============

Basic and Diluted Net Loss Per Share          $(.36)        $(.26)        $(.20)
                                              =====         =====         =====
Weighted Average Number of Shares
  Outstanding                            63,511,814    57,388,050    55,096,212
                                       ============  ============  ============
See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  For the Years Ended June 30,
                                       ----------------------------------------
                                           2002          2001           2000
                                       ------------  ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                             $(22,882,207) $(15,183,862) $(10,955,987)
  Adjustments to reconcile net loss
   to net cash provided by (used
   in) operating activities:
     Minority interest in income of
       partnerships                         392,842       480,166       270,669
     Depreciation and amortization        5,407,184     4,712,767     4,670,473
     License fee                               -       11,700,000          -
     Amortization of unearned
       license fee                       (2,340,000)   (2,340,000)         -
     Loss on impairment of management
       agreements                         4,700,000          -             -
     Gain on sale of partnership
       interest                                -         (750,000)         -
     Issuance of stock for research
       and development expenses                -          344,839          -
     Gain on sale of equipment                 -         (150,000)         -
     Imputed interest on deferred
       payment obligations                     -           52,087        397,521
     Provision for bad debts                972,236       442,505        177,162
     Compensatory element of stock
       issuances                          4,712,163     4,049,210      1,929,706
     Financing costs paid in stock        2,368,541          -              -
     Debt conversion expense                544,370          -              -
     Stock issued for professional
        services                            728,256       653,895       742,372
     Liabilities assumed by purchaser
       on sale of subsidiary                   -             -         (824,394)
     (Increase) decrease in operating
       assets, net:
         Accounts receivable             (1,034,451)      110,763      (859,090)
         Notes receivable                   200,000       125,810      (476,014)
         Costs and estimated earnings
           in excess of billings on
           uncompleted contracts            616,250      (800,697)      495,291
         Inventories                       (938,392)     (189,206)      701,609
         Sales-type lease receivable -
           related party                       -       (1,895,000)     (935,000)
         Sales-type lease receivable           -       (1,083,192)        4,565
         Principal payments received on
           sales-type lease - related
           parties                           93,391       120,428          -
         Principal payments received on
           sales-type lease                 119,550       102,394          -
         Prepaid expenses and other
           current assets                  (198,151)     (299,692)       97,374
         Other assets                       (44,584)         (590)       (3,064)
         Receivables and advances to
           related parties                   62,151      (400,161)      275,691
     Increase (decrease) in operating
       liabilities, net:
         Accounts payable                 1,055,898     1,281,985      (434,425)
         Other current liabilities         (734,519)   (1,556,133)     (673,669)
         Customer advances                6,035,110     1,089,971       487,033
         Billings in excess of costs
           and estimated earnings on
           uncompleted contracts            763,320       351,592          -
         Other liabilities                   32,123       189,073         6,709
         Income taxes payable                (7,162)      (52,029)      (60,227)
                                       ------------  ------------  ------------
          NET CASH PROVIDED BY (USED
            IN) OPERATING ACTIVITIES        623,919     1,106,923    (4,965,695)
                                       ------------  ------------  ------------
See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the Years Ended June 30,
                                       ----------------------------------------
                                           2002          2001          2000
                                       ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Sales of marketable securities       $    513,219  $  5,747,851  $  8,651,820
  Purchases of property and equipment    (3,104,573)   (2,556,982)   (2,807,264)
  Costs of capitalized software
    development                            (855,612)     (752,285)     (361,323)
  Proceeds from sale of equipment            39,465       150,000          -
  Cost of patents and copyrights           (548,290)         -             -
                                       ------------  ------------  ------------
      NET CASH (USED IN) PROVIDED BY
        INVESTING ACTIVITIES             (3,955,791)    2,588,584     5,483,233
                                       ------------  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible debenture          -        4,500,000          -
  Proceeds from long-term debt                 -          500,000          -
  Increase in restricted cash                  -         (500,000)         -
  Costs in connection with debt
    financing                                  -         (270,729)         -
  Repayment of borrowings and capital
    lease obligations                    (4,456,014)   (5,739,395)   (3,750,205)
  Proceeds from exercise of stock
    options and warrants                  1,515,046        28,172        64,569
  Proceeds from sale of partnership
    interest                                   -          750,000          -
  Purchase of common stock                     -           (4,031)      (79,120)
  Distributions to holders of minority
    interests                              (273,508)     (348,709)     (347,067)
                                       ------------  ------------  ------------
NET CASH USED IN FINANCING ACTIVITIES    (3,214,476)   (1,084,692)   (4,111,823)
                                       ------------  ------------  ------------

(DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                            (6,546,348)    2,610,815    (3,594,285)

CASH AND CASH EQUIVALENTS - BEGINNING
  OF YEAR                                14,040,334    11,429,519    15,023,804
                                       ------------  ------------  ------------
CASH AND CASH EQUIVALENTS - END
  OF YEAR                              $  7,493,986  $ 14,040,334  $ 11,429,519
                                       ============  ============  ============


See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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

HMCA entered the physician and diagnostic management services business through the consummation of two acquisitions in fiscal 1997, two acquisitions in fiscal 1998, and one acquisition consummated in fiscal 1999. The acquired companies in all cases were actively engaged in the business of managing medical providers. The medical providers are diagnostic imaging centers, principally MRI scanning centers, multi-specialty practices and primary care practices.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company does not consolidate the medical practices which it manages, as it has previously determined that consolidation of such medical practices is not appropriate because the underlying management agreements do not meet all of the six criteria of Emerging Issues Task Force ("EITF") Consensus No. 97-2.

Use of Estimates
----------------

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The most significant estimates relate to allowances, intangible assets, income taxes, useful lives of equipment, contingencies, revenue recognition and litigation. In addition, healthcare industry reforms and reimbursement practices will continue to impact the Company's operations and the determination of contractual and other allowance estimates. Actual results could differ from those estimates.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in Marketable Securities
-----------------------------------

The Company accounts for its investments using Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such unrealized gains and losses are charged or credited to comprehensive income.

Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and re-evaluates such designations as of each balance sheet date. At June 30, 2002 and 2001, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in comprehensive income. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the Consolidated Statements of Operations.

Inventories
-----------

Inventories consist of purchased parts, components and supplies, as well as work-in-process, and are stated at the lower of cost determined on the first-in, first-out method or market.

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

Intangible Assets
-----------------

1)  Management Agreements

Amounts allocated to management agreements, in connection with four acquisitions completed during the period from June 1997 through August 1998, are being
amortized  using  the  straight-line   method  over  the  20-year  term  of  the
agreements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Intangible Assets
-----------------------

1) Capitalized Software Development Costs

Capitalization of computer software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software is generally based upon achievement of a detail program design free of high risk development issues and the completion of research and development on the product hardware in which it is to be used. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgement by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology.

Amortization of capitalized computer software development costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product.

The Company periodically performs reviews of the recoverability of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software net realizable value, any remaining capitalized amounts are written off.

2) Patents and Copyrights

Amortization is calculated on the straight-line basis over 17 years.

3) Deferred Financing Costs

Financing  costs in  connection  with  the May 24,  2001  convertible  debenture offering were amortized over the one-year  period of the  obligation.  (see Note
13)

Long-Lived Assets
-----------------

The Company periodically assesses the recoverability of long-lived assets, including property and equipment, intangibles and management agreements, when there are indications of potential impairment, based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors (see Note 3).

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
-------------------

Revenue on sales contracts for scanners is recognized under the percentage-of-completion method. The Company manufactures its scanners under specific contracts that provide for progress payments. Production and installation take approximately six months. The percentage of completion is determined by the ratio of costs incurred to date on completed sub-assemblies to the total estimated cost for each scanner. Contract costs include material, direct labor and overhead. Revisions in cost estimates and provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. The asset, "Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts", represents revenues recognized in excess of amounts billed. The liability, "Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts", represents billings in excess of revenues recognized.

Revenue on scanner service contracts is recognized on the straight-line method over the related contract period, usually one year.

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

Patient revenue from the Company's wholly-owned Florida multi-specialty practice through the period ended June 30, 2001 was recorded in the period the services were rendered at established rates reduced by provisions for doubtful accounts and contractual adjustments. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and were recognized in the period the services were rendered. Any differences between estimated contractual adjustments and actual final settlements were recognized as contractual adjustments in the year final settlements were determined. This multi-specialty practice was sold by the Company on June 30, 2001. (see Note
17).

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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

During the year ended June 30, 2001, the Company acquired a minority interest in a development stage technology company through the issuance of 270,000 shares valued at $344,857. The entire amount of this purchase price was charged to research and development expenses.

Advertising Costs
-----------------

Advertising costs are expensed as incurred.

Shipping Costs
--------------

The Company's shipping and handling costs are included under costs of product sales for all periods presented.

Income Taxes
------------

Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Product Warranty
----------------

The Company provides currently for the estimated cost to repair or replace products under warranty provisions in effect at the time of installation (generally for one year).

Customer Advances
-----------------

Cash advances and progress payments received on sales orders are reflected as customer advances until such time as revenue recognition begins.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share
-------------------------

Basic earnings (loss) per share is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with EITF Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share," the Company's participating convertible securities, which include the Class A Non-voting Preferred stock, Class B common stock and Class C common stock, are not included in the computation of basic or diluted earnings per share since they are antidilutive. In accordance with EITF Topic D-95, prior period's earnings per share were restated. Diluted earnings (loss) per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period.

Options and warrants to purchase approximately 3,022,000, 4,036,000 and 427,000 shares of common stock were outstanding at June 30, 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share due to losses for all years, as a result of the options and warrants being antidilutive.

Cash and Cash Equivalents
-------------------------

The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents.

Restricted Cash
---------------

At June 30, 2002 and 2001, $5,500,000 of cash has been pledged as collateral on an outstanding bank loan and has been classified as restricted cash on the accompanying balance sheet.

Concentration of Credit Risk Cash
---------------------------------

The Company maintains its cash and cash equivalents with various financial institutions which exceed federally insured limits throughout the year. At June 30, 2002, the Company had cash on deposit of $11,272,978 in excess of federal insured limits.

Related Parties
---------------

Net revenues from related parties accounted for approximately 78%, 78% and 86% of the consolidated net revenues for the years ended June 30, 2002, 2001 and 2000, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
-----------------------------------

The financial statements include various estimated fair value information at June 30, 2002, 2001 and 2000, as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents and restricted cash: The carrying amount approximates fair value because of the short-term maturity of those instruments.

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

Stock-Based Compensation
------------------------

The Company accounts for its employee compensation and stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the Company provides proforma net income and proforma earnings per share disclosures for employee stock option grants, as if the fair-value-based method defined in SFAS No. 123 had been applied.

Comprehensive Income (Loss)
---------------------------

Comprehensive  income (loss)  generally  includes all changes in equity during a
period,   except  those   resulting  from   investments  by   stockholders   and
distributions to stockholders.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
--------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Accounting for Business Combinations" and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill, which arises from business combinations after June 30, 2001, cannot be amortized. In addition, SFAS No. 142 requires the discontinuation of goodwill amortization and the amortization of intangible assets with indeterminate lives effective the date the Company adopts the statement, which is expected to be June 30, 2002. The Company has six months from the date it adopts SFAS No. 142 to test for impairment and any impairment charge resulting from the initial application of the new rule must be classified as the cumulative effect of a change in accounting principle. Thereafter, goodwill and intangible assets with indeterminate lives should be tested for impairment annually or as needed.

The adoption of SFAS No. 142 did not have a significant impact on the consolidated financial statements and the Company expects to continue to amortize all identifiable intangible assets.

In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of the carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 have been adopted by the Company as of July 1, 2001. The adoption of SFAS 144 did not have a significant impact to the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishments", and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements", which amended SFAS No. 4, will affect income statement classification of gains and losses from extinguishment of debt. The Company adopted SFAS 145 on January 1, 2002 on the prospective basis and the adoption did not have a significant impact to the consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity to be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 did not have a significant impact to the consolidated financial statements.

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform to the current year presentation.


NOTE  3 - MANAGEMENT AGREEMENTS

In connection with four acquisitions completed during the period June of 1997 through August of 1998, a portion of the purchase price was allocated to various long-term management agreements. The cost, accumulated amortization and net carrying value at June 30, 2002 and 2001 is as follows:


                                As of June 30, 2002
                                -------------------
                              Acquisition                   Accumulated    Net Carrying
                                 Date           Cost        Amortization      Value
                              ------------  -----------     ------------   ------------

Affordable Diagnostics, Inc.  June 1997       3,719,640      $  883,738    $ 2,835,902

A&A Services, Inc.            March 1998      5,748,139(a)    2,229,292      3,518,847

Dynamic Health Care
  Management, Inc.            August 1998     8,951,907       1,790,381      7,161,526

Central Health Care
  Management Services, Inc.   January 1998    1,254,163         250,832      1,003,331
                                            -----------     ------------   ------------
                                            $19,673,849      $5,154,243    $14,519,606
                                            ===========     ============   ============

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  3 - MANAGEMENT AGREEMENTS (Continued)

                              As of June 30, 2001
                              -------------------

                              Acquisition                   Accumulated    Net Carrying
                                 Date          Cost         Amortization      Value
                              ------------  -----------     ------------   ------------
Affordable Diagnostics, Inc.  June 1997     $ 3,719,640     $    697,754   $  3,021,884

A&A Services, Inc.            March 1998     10,448,139        1,706,886      8,741,255

Dynamic Health Care
  Management, Inc.            August 1998     8,951,907        1,342,786      7,609,121

Central Health Care
  Management Services, Inc.
                              January 1998    1,254,163          188,125      1,066,038
                                            -----------     ------------   ------------
                                            $24,373,849     $  3,935,551    $20,438,298
                                            ===========     ============   ============

The estimated amortization expense of management agreements for each of the next 5 years is approximately $983,700.

(a) Impairment Loss
    ---------------

During the quarter ended June 30, 2002, the primary care medical practices managed by the Company's subsidiary, A&A Services, Inc., experienced a significant overall decline in patient volume and related operating cash flows which led to the inability of the medical practices to fully and timely pay the contractual management fees to the Company. As a result of the continued occurrence of this negative trend, the Company recorded an impairment loss of $4,700,000 during the quarter ended June 30, 2002 related to those management agreements which reduced the carrying value of such agreements to $3,518,847 at June 30, 2002.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  4 - MARKETABLE SECURITIES

The following is a summary of marketable securities at June 30, 2002 and 2001:

                                                          2002
                                           ------------------------------------
                                                        Unrealized
                                                         Holding     Fair Market
                                               Cost        Gain         Value
                                           -----------  ----------   -----------
       U.S. Government Obligations         $ 3,764,690  $   60,942   $ 3,825,632
       Corporate and government
         agency bonds                        1,723,224      24,627     1,747,851
                                           -----------  ----------   -----------
                                           $ 5,487,914  $   85,569   $ 5,573,483
                                           ===========  ==========   ===========


                                                          2001
                                           ------------------------------------
                                                        Unrealized
                                                         Holding     Fair Market
                                               Cost        Gain         Value
                                           -----------  ----------   -----------

       U.S. Government Obligations         $4,128,191   $   63,849   $4,192,039
       Corporate and government
         agency bonds                       1,872,942       20,284    1,893,227
                                           ----------   ----------   ----------
                                           $6,001,133   $   84,133   $6,085,266
                                           ==========   ==========   ==========

All debt securities are due within five years. At June 30, 2002, the amount of cost due within one year was $3,377,896.


NOTE 5 - ACCOUNTS RECEIVABLE, ACCOUNTS RECEIVABLE - RELATED MEDICAL PRACTICES, NET AND CONCENTRATION OF CREDIT RISK - ACCOUTS RECEIVABLE

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

Collection by the Company of its accounts receivable may be impaired by the uncollectibility of PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Approximately 52%,56% and 48%, respectively, of the PC's 2002, 2001 and 2000 net revenues were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company takes all legally available steps, including legally prescribed arbitrations, to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 5 - ACCOUNTS RECEIVABLE, ACCOUNTS RECEIVABLE - RELATED MEDICAL PRACTICES, NET AND CONCENTRATION OF CREDIT RISK - ACCOUTS RECEIVABLE (Continued)

Net revenues from management and other fees charged to the related PC's accounted for approximately 64%, 72% and 81%, of the consolidated net revenues for the years ended June 30, 2002, 2001 and 2000, respectively.

Unaudited Financial Information of Unconsolidated Managed Medical Practices
---------------------------------------------------------------------------

Audited financial information related to the 24 unconsolidated medical practices managed by the Company is not available. Substantially all of these medical practice books and records are maintained on a cash basis and depreciate their assets on an accelerated tax basis and have a December 31 year end.

Summarized unaudited income statement data for the years ended December 31, 2001, 2000 and 1999 related to the 24 unconsolidated medical practices managed by the Company are as follows:

                                               (000's omitted)
                                         2001        2000         1999
                                       -------      -------      -------
     Patient Revenue - Net             $35,018      $36,266      $32,944
                                       =======      =======      =======
     Income (loss) from Operations     $  (293)     $   485      $   509
                                       =======      =======      =======
     Net Income (loss)                 $  (539)     $   281      $   353
                                       =======      =======      =======

Credit risk with respect to the Company's accounts receivable related to product sales and service and repair fees is limited due to the customer advances received prior to the commencement of manufacturing work performed and the billing of amounts to customers as sub-assemblies are completed. Service and repair fees are billed on a monthly or quarterly basis and the Company does not continue providing these services if accounts receivable become past due. The Company controls credit risk with respect to accounts receivable from service and repair fees through its credit evaluation process, credit limits, monitoring procedures and reasonably short collection terms. The Company performs ongoing credit authorizations before a product sales contract is entered into or service and repair fees are provided. Bad debt expense has been within management's expectations and, generally, the Company does not require collateral or other security to support accounts receivable.

NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of June 30, 2002 and 2001 is as follows:

                                                         As of June 30,
                                                   -------------------------
                                                      2002           2001
                                                   ----------     ----------
              Costs incurred on uncompleted
                contracts                          $3,547,178     $2,248,706
              Estimated earnings                    1,252,425        560,558
                                                   ----------     ----------
                                                    4,799,603      2,809,264
              Less: Billings to date                4,761,909      1,392,000
                                                   ----------     ----------
                                                   $   37,694     $1,417,264
                                                   ==========     ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES (Continued)

Included in the accompanying consolidated balance sheets under the following captions:

                                                       As of June 30,
                                                -------------------------
                                                   2002           2001
                                                ----------     ----------
              Costs and estimated earnings in
                excess of billings on
                uncompleted contracts           $1,152,606     $1,768,856
              Billings in excess of costs and
                estimated earnings on
                uncompleted contracts            1,114,912        351,592
                                                ----------     ----------
                                                $   37,694     $1,417,264
                                                ==========     ==========


2) Customer advances consist of the following:


                                                   As of June 30, 2002
                                           -------------------------------------
                                                          Related
                                              Total       Parties       Other
                                           -----------  -----------  -----------

              Total advances               $12,469,541  $ 5,957,409  $ 6,512,132
              Less: Advances on contracts
                      under construction     4,761,909    2,557,409    2,204,500
                                           -----------  -----------  -----------
                                           $ 7,707,632  $ 3,400,000  $ 4,307,632
                                           ===========  ===========  ===========


                                                   As of June 30, 2001
                                           -------------------------------------
                                                          Related
                                              Total       Parties       Other
                                           -----------  -----------  -----------

              Total advances               $ 3,064,522  $ 1,492,160  $ 1,572,362
              Less: Advances on contracts
                      under construction     1,392,000    1,085,000      307,000
                                           -----------  -----------  -----------
                                           $ 1,672,522  $   407,160  $ 1,265,362
                                           ===========  ===========  ===========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  7 - INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:



                                                     As of June 30,
                                                -------------------------
                                                   2002           2001
                                                ----------     ----------
              Purchased parts, components and
                supplies                        $3,326,318     $3,049,879
              Work-in-process                    1,337,449        675,496
                                                ----------     ----------
                                                $4,663,767     $3,725,375
                                                ==========     ==========


NOTE 8 - INVESTMENT IN SALES-TYPE LEASES

During the year ended June 30, 2001, the Company entered into two lease agreements, totalling $1,895,000, with related parties for MRI scanners, which are considered sales-type leases. The leases are payable in 120 monthly installments of $12,356 and $11,903, respectively, including interest at 10% and 8.5% per annum. The lessees can also elect to pay lump sums of $581,544 and $580,149, respectively, at the end of the 60 months. If the lease term is extended beyond 60 months, the lessee may elect to purchase the scanner at the end of the second 60-month period for a purchase price of $1.

During the year ended June 30, 2001, the Company entered into a $1,050,000 lease agreement with an outside party for an MRI scanner, which is considered sales-type lease. The lease is payable in 75 monthly installments of $18,389 each, plus at the end of the 75-month lease, the lessee can elect to continue the lease for an additional five years, at a monthly payment of $18,389, including interest at 12.5% per annum, or pay a lump sum of $200,000.

During the year ended June 30, 2000, the Company entered into a $935,000 lease agreement with a related party for an MRI scanner which is considered a sales-type lease. The lease is payable in 120 monthly installments of $12,356, including interest at 10% per annum. The lessee can also elect to pay a lump sum of $581,544 at the end of 60 months. If the lease term is extended beyond 60 months, the lessee may elect to purchase the scanner at the end of the second 60-month period for a purchase price of $1.

During September 2002, two related entities that have lease agreements with the Company obtained financing from a third party and utilized the proceeds to repay amounts due to the Company. On September 30, 2002, the Company received a total of $1,600,000 from these related entities as payment of a substantial portion of the amounts due to the Company under the lease agreements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE  8 - INVESTMENT IN SALES-TYPE LEASES (Continued)

The Company's investment in sales-type leases as at June 30, 2002 and 2001 is as follows:
                                                      As of June 30,
                                                -------------------------
                                                   2002           2001
                                                ----------     ----------
              Net minimum lease payments
                Receivable                      $4,630,593     $5,029,225
              Less: Unearned income              1,157,729      1,343,420
                                                ----------     ----------
              Net Investment in Sales-type
                Leases                          $3,472,864     $3,685,805
                                                ==========     ==========
              Current portion                   $1,916,325     $  310,853
              Non-current portion                1,556,539      3,374,952
                                                ----------     ----------
                                                $3,472,864     $3,685,805
                                                ==========     ==========

Future minimum lease payments are as follows:
                            Years Ended June 30:
                            -------------------
                                  2003                    $1,916,325
                                  2004                       211,956
                                  2005                       236,675
                                  2006                       248,731
                                  2007                       859,177
                                                          ----------
                                                          $3,472,864
                                                          ==========

NOTE  9 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2002 and 2001, is comprised of:
                                                       As of June 30,
                                                -------------------------
                                                    2002         2001
                                                -----------   -----------
              Diagnostic equipment under lease  $ 1,569,197   $ 1,263,181
              Diagnostic equipment                5,695,488     4,485,217
              Research, development and
                demonstration equipment           8,447,906     7,916,447
              Machinery and equipment             6,542,283     6,265,041
              Furniture and fixtures              3,303,984     3,222,076
              Equipment under leases              2,444,947     2,444,947
              Leasehold improvements              4,261,640     3,185,611
                                                -----------   -----------
                                                 32,265,445    28,782,520
              Less: Accumulated depreciation
                      and amortization           21,668,964    18,145,123
                                                -----------   -----------
                                                $10,596,481   $10,637,397
                                                ===========   ===========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  9 - PROPERTY AND EQUIPMENT (Continued)

Depreciation and amortization of property and equipment for the years ended June 30, 2002, 2001 and 2000 was $3,579,702, $3,323,516 and $3,237,384, respectively.

The equipment under leases has a net book value of $1,295,537 and $1,684,083 at June 30, 2002 and 2001, respectively.


NOTE 10 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2002 and 2001 are comprised of:

                                                     As of June 30,
                                                -------------------------
                                                   2002           2001
                                                ----------     ----------
              Capitalized software development
                Costs                           $3,171,355     $2,315,744
              Patents and copyrights             1,674,098      1,125,808
              Deferred financing costs               -            270,729
                                                ----------     ----------
                                                 4,845,453      3,712,281
              Less: Accumulated amortization     2,196,835      1,858,775
                                                ----------     ----------
                                                $2,648,618     $1,853,506
                                                ==========     ==========


Information related to other intangible assets for the years ended June 30, 2002, 2001 and 2000 is as follows:

                                            2002          2001          2000
                                         ----------    ----------    ----------
           Balance - Beginning of Year   $1,853,506    $1,035,924    $  888,992
           Amounts capitalized            1,403,902     1,025,533       361,323
           Amortization                    (608,790)     (207,951)     (214,391)
                                         ----------    ----------    ----------
           Balance - End of Year         $2,648,618    $1,853,506    $1,035,924
                                         ==========    ==========    ==========

Amortization of capitalized software development costs for the years ended June 30, 2002, 2001 and 2000 was $271,837, $141,727 and $148,167, respectively.

The estimated amortization of patents and copyrights and capitalized software development costs for the five years ending June 30, 2007 is as follows:

                                                               Capitalized
                                                               Software
    For the Years                          Patents and        Development
    Ending June 30,        Total           Copyrights            Costs
    --------------       ----------        ------------       ------------
    2003                 $  399,105         $  102,776         $  296,329
    2004                    399,105            102,776            296,329
    2005                    399,105            102,776            296,329
    2006                    326,840            102,776            224,064
    2007                    320,732             96,668            224,064
                         ----------         -----------        -----------
                         $1,844,877         $  507,772         $1,337,115
                         ==========         ==========         ===========

                      FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 11 - CAPITAL STOCK

Common Stock
------------

Cash dividends payable on the common stock shall, in all cases, be on a per share basis, one hundred twenty percent (120%) of the cash dividend payable on shares of Class B common stock and three hundred sixty percent (360%) of the cash dividend payable on a share of Class C common stock. In addition, as revised, pursuant to a legal settlement agreement on April 29, 1997, a special cash dividend was paid in an amount equal to 3-1/4% on first $10 million, 4-1/2% on next $20 million, and 5-1/2% on amounts in excess of $30 million of the amount of any cash awards or settlements received by the Company in connection with the enforcement by the Company of United States Patent No. 3,789,832 (Apparatus and Method of Detecting Cancer in Tissue).

Class B Common Stock
--------------------

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. During the year ended June 30, 2000, 1,000 shares of Class B common stock were converted to common stock leaving 4,211 of such shares outstanding as of June 30, 2002 and 2001.

Class C Common Stock
--------------------

On April 3, 1995, the stockholders ratified a proposal creating a new Class C common stock and authorized the exchange offering of three shares of Class C common stock for each share of the Company's outstanding Class B common stock. The Class C common stock has 25 votes per share, as compared to 10 votes per share for the Class B common stock and one vote per share for the common stock. The Class C common stock was offered on a three-for-one basis to the holders of the Class B common stock. Although having greater voting power, each share of Class C common stock has only one-third of the rights of a share of Class B common stock to dividends and distributions. Class C common stock is convertible into shares of common stock on a three-for-one basis.

Class A Non-Voting Preferred Stock
----------------------------------

On April 3, 1995, the stockholders ratified a proposal consisting of the creation of a new class of Class A non-voting preferred stock with special dividend rights and the declaration of a stock dividend on the Company's common stock consisting of one share of Class A non-voting preferred stock for every five shares of common stock. The stock dividend was payable to holders of common stock on October 20, 1995. Class A non-voting preferred stock issued pursuant to such stock dividend approximates 7.8 million shares.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

Stock option share  activity and weighted  average  exercise  prices under these plans  and  grants  for the years  ended  June 30,  2002,  2001 and 2000 were as follows:
                                                                 Weighted
                                                                 Average
                                                 Number of       Exercise
                                                  Shares          Price
                                                 ---------      ---------
              Outstanding, July 1, 1999            387,735        $ 4.62
              Granted                              413,000          1.52
              Exercised                           (374,000)         1.15
              Forfeited                              -               -
                                                 ---------        ------
              Outstanding, June 30, 2000           426,735          2.83
              Granted                              672,896          1.52
              Exercised                            (24,000)         1.18
              Forfeited                              -               -
                                                 ---------        ------
              Outstanding, June 30, 2001         1,075,631          2.05
              Granted                                -               -
              Exercised                            (13,868)         1.09
              Forfeited                              -               -
                                                 ---------        ------
              Outstanding, June 30, 2002         1,061,763        $ 2.06
                                                 =========        ======
              Exercisable at:
                June 30, 2000                      426,735        $ 2.83
                June 30, 2001                      402,735        $ 2.93
                June 30, 2002                    1,061,763        $ 2.06

The range of exercise prices for options outstanding as of June 30, 2002 was as follows:
                                                    Weighted
                                                    Average
                  Range of                         Remaining
                  Exercise        Number of       Contractual
                  Price            Options       Life in Years
                 -----------      ---------      -------------
                 $0.75-$1.88        885,278            8
                 $3.00-$5.00        176,485            2
                                  ---------
                                  1,061,763
                                  =========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 11 - CAPITAL STOCK (Continued)

Options (Continued)
-------------------

On March 10, 1997, HMCA adopted the 1997 Incentive Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 2,000,000 shares of the common stock of HMCA. Options to purchase 1,600,000 shares at an option price of $0.10 per share were granted on March 10, 1997. One half of the options granted will not become exercisable unless and until the earlier of such time as HMCA successfully completes a public offering of its securities, or HMCA recognizes at least $10,000,000 in revenues for two consecutive fiscal quarters. The remainder of the options will not become exercisable until one year thereafter. The options will expire on March 9, 2007. No options have vested as of June 30, 2002.

On December 16, 1998, HMCA adopted the 1998 Non-Statutory Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 500,000 shares of the common stock of HMCA. Options to purchase 500,000 shares at an option price of $1.00 per share were granted on December 16, 1998. The options granted will not become exercisable unless and until such time as HMCA successfully completes a public offering of its securities. The options will expire on December 15, 2008. No options have vested as of June 30, 2002.

On December 16, 1998, HMCA adopted the 1998 Incentive Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 2,000,000 shares of the common stock of HMCA. Options to purchase 670,000 shares at an option price of $1.00 per share were granted on December 16, 1998. 470,000 of the options granted will not become exercisable unless and until such time as HMCA successfully completes a public offering of its securities, and 200,000 of the options will not become exercisable until one year thereafter. The options will expire on December 15, 2008. No options have vested as of June 30, 2002.

Stock option share activity and weighted average exercise prices under the HMCA plans and grants for the three years ended June 30, 2002, 2001 and 2000 were as follows:
                                                                Weighted
                                                                Average
                                                Number of       Exercise
                                                 Options         Price
                                                ---------      ---------
              Outstanding - June 30, 2002,
               2001 and 2000                    2,770,000        $ .48
                                                =========      =========

The Company accounts for its stock option plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net loss and loss per share would have been effected for the years ended June 30, 2002, 2001 or 2000 as follows:

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 11 - CAPITAL STOCK (Continued)

Options (Continued)
-------------------

                                           2002          2001          2000
                                       ------------- ------------  ------------
              Net Loss:
                As reported            $(22,882,207) $(15,183,862) $(10,955,987)
                Proforma               $(23,549,156) $(15,183,862) $(11,059,237)

              Loss Per Share:
                As reported                   $(.36)       $(0.26)       $(0.20)
                Proforma                      $(.37)       $(0.26)       $(0.20)

The fair value of the options granted under all plans is estimated at $0.52 and $0.20, respectively, on the date of grant using the Black-Scholes option-pricing model based on the following assumptions for the years ended June 30, 2001 and 2000:

                                             2002          2001          2000
                All Plans:                  ------        ------        ------
                  Dividend yield               0%            0%            0%
                  Expected volatility         92%           98%           33%
                  Expected life (years)        3%            3             3

The risk-free interest rates were based upon a rate with maturity equal to expected term. U.S. Treasury instruments were utilized. The weighted average interest rate amounted to 4.0%, 5.0% and 5.0%, respectively.

Stock Bonus Plans
-----------------

On June 1, 2002, October 1, 2000 and May 9, 1997, the Board of Directors adopted Stock Bonus Plans. Under the terms of the Plans, 2,000,000, 5,000,000 and 5,000,000 shares of common stock, respectively, were available for issuance under each plan. The stock bonuses may be awarded no later than May 31, 2012 for the 2002 Plan, September 30, 2010 for the 2000 Plan and March 31, 2007 for the 1997 Plan.

During fiscal 2002, 2001 and 2000,  2,108,674,  3,001,060 and 2,148,429  shares, respectively, were issued under the stock bonus plans.

Warrants
--------

In connection with the convertible debenture financing completed in May of 2001 (Note 13), the Company granted to the investor and the placement agent warrants to purchase a total of 959,501 common shares at an exercise price of $1.801 per share. The warrants are exercisable over a five-year period. The fair value of the warrants was estimated at $1.14 on the date of grant using the Black-Scholes pricing model. Separately, the Company issued to the investor callable warrants to purchase a total of 2,000,000 shares of common stock at fluctuating prices (Note 13).

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 12 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following:

                                                               June 30,
                                                      --------------------------
                                                         2002           2001
                                                      ------------  ------------
Construction  loan  converted into a capital lease
obligation  during  August  1998.  The  obligation
requires   equal  monthly   payments   aggregating
$13,097,  including  interest  at 13.2% per annum,
through    August   2003.    The   obligation   is
collateralized by the related equipment.              $    157,837  $    274,931

Promissory notes payable to a bank, collateralized
by $5.5 million certificate of deposit,  requiring
monthly  payments of interest  only, at a variable
rate based on the bank's prime rate (4.56% at June
30, 2002) with payment of the entire principal due
on March 20, 2003.                                       5,500,000     5,500,000

Notes  payable to the former  shareholders  of A&A
Services,  Inc.  The note called for 16  quarterly
payments of $300,044, including interest at a rate
of 6%,  commencing  March  20,  1999.  The note is
collateralized   by  all  of  the  assets  of  the
acquired  business  and  guaranteed  by FONAR (see
Modification of Notes Payable).                            492,000     1,709,406

Note  payable  to the former  shareholders  of A&A
Services, Inc. The note calls for 60 equal monthly
installments of principal and interest of $25,000,
including  interest  at a rate  of 6%  per  annum,
commencing   April   20,   1998.   The   note   is
collateralized   by  all  of  the  assets  of  the
acquired business and guaranteed by FONAR.                 219,477       497,199

Deferred    payment    obligation,     aggregating
$2,000,000,  payable to the former  shareholder of
A&A Services,  Inc. The obligation is payable over
four years,  commencing  December  20,  2000.  The
obligation has been recorded, net of a discount of
$220,000,  representing interest imputed at a rate
of  6%  over  two   years.   The   obligation   is
collateralized   by  all  of  the  assets  of  the
acquired  business  and  guaranteed  by FONAR (see
Modification of Notes Payable).                            274,083     1,277,770

        FONAR CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   JUNE 30, 2002


NOTE 12 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (Continued)

                                                               June 30,
                                                      --------------------------
                                                         2002           2001
                                                      ------------  ------------
Note  payable  calling  for  monthly  payments  of
$9,034,  including  interest  at a rate of  8.875%
through July 2002. The loan is  collateralized  by
equipment located in Ellwood, Pennsylvania.           $     17,867  $    101,779

Note payable to the former shareholders of Dynamic
Health Care  Management,  Inc. The note called for
three  annual  payments  of  principal,  including
interest  at a rate of 6%,  commencing  August 20,
1999.  The note was  collateralized  by all of the
assets of the acquired  business and guaranteed by
FONAR.                                                         -         972,824

Note payable to the former shareholders of Dynamic
Health Care  Management,  Inc.  The note calls for
monthly  installments of principal and interest of
$65,417 for the first eight installments, followed
by $16,667 for the remaining 52 installments.  The
installments  include  interest  at a rate of 7.5%
per annum.  The note is  collateralized  by all of
the assets of the acquired business and guaranteed
by FONAR.                                                  223,087       399,881

Deferred    payment    obligation,     aggregating
$5,490,000,  payable to the former shareholders of
Dynamic   Health   Care   Management,   Inc.   The
obligation is payable over three years, commencing
August 20, 2000. The obligation has been recorded,
net of discount of $739,324, representing interest
imputed  at a rate of 7.5%  over  two  years.  The
obligation is  collateralized by all of the assets
of the acquired business and guaranteed by FONAR.        2,070,048     3,842,057

Four  promissory   notes  payable  to  the  former
shareholders  of Central  health  Care  Management
Services,  LLC.  Each  note  calls  for two  equal
annual  installments of $11,458,  plus interest at
prime rate,  plus 2%, per annum  6.75% at June 30,
2002),  commencing  April  2000.  The  obligations
under each note are guaranteed by FONAR.                    18,197        18,197

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 12 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (Continued)

                                                               June 30,
                                                      --------------------------
                                                         2002           2001
                                                      ------------  ------------
Four  promissory   notes  payable  to  the  former
shareholders  of Central  Health  Care  Management
Services,  LLC.  Each  note  calls  for two  equal
annual  installments of $57,500,  plus interest at
prime  rate,  plus 2% per annum  6.75% at June 30,
2002),  commencing  March  2000.  The  obligations
under each note are guaranteed by FONAR.              $    127,189  $    127,119

Capital  lease  requiring   monthly   payments  of
$28,997, including interest at a rate of 9.95% per
annum   through   April   2004.    The   loan   is
collateralized by the related equipment.                   652,297       856,055

Note payable in monthly  installments  of $15,686,
including  interest  at a rate of 9.25%  per annum
through February 2003.                                     121,242       289,697

Capital  lease   required   monthly   payments  of
$12,595,  including  interest  at  a  rate  of  9%
through    October   1,   2002.   The   loan   was
collateralized by the related equipment.                      -          112,479

Capital lease required monthly payments of $8,468,
including  interest  at a rate  of  8.63%  through
April,  2006. The loan was  collateralized  by the
related equipment.                                         293,438           -

Other  (including  capital leases for property and
equipment)                                                 442,742       764,755

Less:  Current maturities                             ------------  ------------
                                                        10,609,504    16,744,149
                                                         9,776,339     6,634,863
                                                      ------------  ------------
                                                       $   833,165   $10,109,286
                                                      ============  ============


The maturities of long-term debt over the next five years are as follows:

                                        Years Ending
                                          June 30,
                                        ------------
                                           2003                $ 9,776,339
                                           2004                    656,545
                                           2005                    142,209
                                           2006                     34,411
                                                               -----------
                                                               $10,609,504
                                                               ===========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 12 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (Continued)

Modification of Notes Payable
-----------------------------

Pursuant to a stock payment agreement consummated January 11, 2002 between the Company and the former stockholder of A&A, these stockholders agreed to accept payment of certain debt obligations in shares of the Company's common stock. The promissory notes were initially issued by HMCA in partial payment of the purchase price for the acquisition of A&A Services, Inc. Payments under the notes were due quarterly through December 2002.

In order to induce the former A&A stockholders to accept payment in stock, and in the manner provided in the stock payment agreement, the Company agreed to pay a 15% premium on the note obligations and related accrued interest. On January 11, 2002, the Company issued 1,000,000 shares of common stock to each of them, or 2,000,000 shares in the aggregate, at $1.27 per share, totalling $2,540,000. The shares were issued in partial payment of four promissory notes. The total remaining balance of principal and interest due under the notes was $766,083 as of June 30, 2002. The debt conversion expense of $544,370, as a result of the agreement has been recorded as an other expense item (and not an extraordinary item) in the statement of operations for the year ended June 30, 2002, in accordance with provisions of SFAS 145.

Under the terms of the stock payment agreement, the Company will issue shares and the net proceeds from the sale of the shares will be applied to the indebtedness. The quarterly payment due dates were waived, but the net proceeds received by the selling stockholders must be sufficient to pay the full indebtedness for each note, including the premium on the note, but the final maturity dates of the notes is September 20, 2002 in the case of two of the notes, and December 20, 2002 in the case of the other two of the notes. The Company has not yet made the payments that were due on September 20, 2002. The notes, including the premium, that are not satisfied in full by the time of its final maturity date will accrue interest on the unpaid balance at the rate of 6% per annum and the selling stockholders could require the difference to be paid in cash.

In the event the net proceeds from the sale of the 2,000,000 shares issued to them are not sufficient to pay the obligations in accordance with the agreement, the Company will issue additional shares in an amount estimated to be sufficient to pay the balance due. The Company has reserved the option not to issue more than 5,000,000 shares in the aggregate.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 13 - CONVERTIBLE DEBENTURES

Pursuant to a securities purchase agreement, dated May 24, 2001, between the Company and an investor group, the Company issued and sold to the investor group:

- 4% convertible debentures due June 30, 2002 in the aggregate principal amount of $4.5 million, convertible into shares of the Company's common stock at a conversion price of $2.047 per share, subject to adjustment.

- Purchase warrants to the investor group to purchase an aggregate of 659,501 shares of the Company's common stock at an initial exercise price of $1.801 per share, subject to adjustment, exercisable through May 24, 2006.

In connection with the issuance of the debentures, the Company paid a placement fee in the amount of $157,500. In addition, the Company issued 300,000 purchase warrants to the placement agent at the same terms as to the investor group.

The debentures were convertible at the option of the holder at a price of $2.047 per share. The debentures were payable in ten monthly installments of $450,000, commencing October 1, 2001. At the option of the Company, the principal installments could have been either paid in cash or shares of the Company's' common stock, valued at 90% of the market value, as defined. By amendment, dated October 25, 2001, however, the payments originally due October 1, 2001 and November 1, 2001, were extended to November 5, 2001, and for those payments, the stock was valued at the average of the two lowest closing bid prices for October 2001 less $0.25. During the year ended June 30, 2002, the Company repaid the principal on the debentures of $4,500,000 and related accrued interest of $132,022 through the issuance of 4,931,576 shares of the Company's common stock.

Separately, callable warrants were issued to purchase 2,000,000 shares of common stock and have a variable exercise price. Subject to a maximum price of $6.00 per share and a minimum price of $2.00 per share, which is subject to adjustment, pursuant to the terms of the warrants, the exercise price will be equal to the average closing bid price of the Company's common stock for the full calendar month preceding the date of exercise. The exercise period extends to May 24, 2004.

The Company had the option of redeeming up to 200,000 callable warrants per month at a price of $0.01 per underlying warrant share, if the average closing bid price of its common stock is greater than 115% of the warrant price in effect for five consecutive trading days in any calendar month.

During the month of June 2002, the investor exercised 1,000,000 callable warrants at an exercise price of $1.50 per share for total proceeds received by the Company of $1,500,000. In addition, during August 2002, the investor exercised an additional 1,000,000 callable warrants at an exercise price of $1.125 per share for a total proceeds received by the Company of $1,125,000.

The purchase warrants provide for proportionate adjustments in the event of stock splits, stock dividends and reverse stock splits. In addition, exercise price will be reduced, with certain specified exceptions, if the Company issues shares at lower prices than the warrant exercise price, or less than market price, for its common stock.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 14 - INCOME TAXES

The provision for income taxes consists entirely of current state and local income taxes.

A reconciliation of the federal statutory income tax rate to the Company's effective tax rate as reported is as follows:

                                             2002          2001          2000
                                            ------        ------        ------
              Taxes at federal
                statutory rate               (34.0)%       (34.0)%       (34.0)%
              State and local income
                taxes, net of federal
                benefit                         .1           0.3           0.4
              Permanent differences             .6           0.7           1.1
              Increase in the valuation
                allowance against
                deferred tax assets           33.4          33.3          32.9
                                            ------        ------        ------
              Effective income tax rate         .1%          0.3%          0.4%
                                            ======        ======        ======

As of June 30, 2002, the Company has net operating loss ("NOL") carryforwards of approximately $78,884,000 that will be available to offset future taxable income. The utilization of certain of the NOL's is limited pursuant to Section 1502 of the Internal Revenue Code. The expiration dates of NOL carryforwards are as follows:
                           June 30,
                           --------
                             2007                    $   764,000
                             2008                        527,000
                             2009                        145,000
                             2010                         32,000
                             2011                      1,037,000
                             2012                      5,867,000
                             2013                        867,000
                             2019                     15,983,000
                             2020                     18,756,000
                             2021                     17,604,000
                             2022                     17,302,000
                                                     -----------
                                                     $78,884,000
                                                     ===========

The Company has, for federal income tax purposes, research and development tax credit carryforwards aggregating $2,603,616, which are accounted for under the flow-through method. The tax credit carryforwards expire as follows:

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 14 - INCOME TAXES (Continued)

                           June 30:
                           -------
                            2003                     $   258,200
                            2004                         172,207
                            2012                          70,145
                            2013                         402,590
                            2019                         432,195
                            2020                         378,193
                            2021                         448,221
                            2023                         441,865
                                                     -----------
                                                      $2,603,616
                                                     ===========

In addition, for New York State income tax purposes, the Company has tax credit carryforwards aggregating approximately $1,070,000, which are accounted for under the flow-through method. The tax credit carryforwards expire during the years 2006 to 2022.

The Company has charitable contributions of approximately $250,000, which expire during the years 2003 to 2007.

Significant components of the Company's deferred tax assets and liabilities at June 30, 2002 and 2001 are as follows:

                                                   2002           2001
                                                -----------    -----------
              Deferred tax assets:
                Allowance for doubtful accounts $   998,302    $ 1,045,768
                Non-deductible accruals             690,684        772,073
                Net operating carryforwards      31,945,236     20,675,405
                Tax credits                       3,850,578      3,211,726
                Inventory capitalization for
                  tax purposes                       57,407         84,000
                Impairment of asset               1,880,000         -
                Charitable contributions             42,376         87,784
                                                -----------    -----------
                                                 39,464,583     25,876,756
              Valuation allowance               (37,816,617)   (24,481,237)
                                                -----------    -----------
              Net deferred tax assets             1,647,966      1,395,519
                                                -----------    -----------

              Deferred tax liabilities:
                Fixed assets and depreciation      (940,393)      (974,462)
                Capitalized software costs         (707,573)      (421,057)
                                                -----------    -----------
              Gross deferred tax liabilities     (1,647,966)    (1,395,519)
                                                -----------    -----------
              Net deferred tax liabilities      $    -         $    -
                                                ===========    ===========

The net change in the valuation allowance for deferred tax assets increased by approximately $13,335,400 and $10,557,000, respectively, for the years ended June 30, 2002 and 2001.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 15 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:

                                                          2002           2001
                                                      -----------     ----------
              Deferred revenue - license fee          $ 2,340,000     $2,340,000
              Unearned revenue on service contracts       817,110        906,602
              Accrued bonuses                             244,924        397,012
              Accrued payroll taxes                        45,697        250,475
              Accrued interest                             48,234        140,309
              Accrued salaries and commissions            784,694        764,146
              Accrued professional fees                   285,000        224,882
              Litigation judgements                       289,189        268,091
              Excise and sales taxes                    2,069,291      2,655,678
              Other                                       632,060        568,562
                                                      -----------     ----------
                                                      $ 7,556,199     $8,515,757
                                                      ===========     ==========


NOTE 16 - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company rents its operating facilities and certain equipment pursuant to operating lease agreements expiring at various dates through February 2009. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

Future minimum lease commitments consisted of the following at June 30, 2002:

                                                      Facilities
                                                         And
                                                       Equipment     Equipment
              Year Ending                             (Operating     (Capital
                June 30,                                Leases)       Leases)
              -----------                             -----------   ------------
                 2003                                 $ 3,254,819   $   805,939
                 2004                                   2,595,065       517,124
                 2005                                   2,256,551       150,372
                 2006                                   2,085,936        50,810
                 2007                                   1,626,799         -
              Thereafter                                3,836,997         -
                                                      -----------   ------------
              Total minimum obligations               $15,656,167     1,524,245
                                                      ===========
              Less: Amount representing
                      interest                                         (163,019)
                                                                    ------------
              Present value of net minimum
                lease obligations                                   $ 1,361,226
                                                                    ============

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

Rent expense for operating leases approximated $3,502,254, $3,307,000 and $3,235,000 for the three years ended June 30, 2002, 2001 and 2000, respectively.

Contingent Consideration
------------------------

Contingent consideration is payable to the former shareholders of A&A, if operating income, as defined for the acquired business, exceeds $2.3 million in any of the five years following the closing as follows: in each year, 75% of operating income, as defined, between $2.3 million and $2.8 million; 50% of operating income, as defined, between $2.8 million and $3.5 million, and 25% of operating income, as defined, in excess of $3.5 million. The contingent additional purchase price is not determinable as of June 30, 2002 and, accordingly, has not been included in the allocated purchase price in light of the contingent nature of the arrangement. If the earnings objectives are ultimately achieved, the additional purchase price will be recorded as additional value of the management agreement, subject to amortization over the stated period. No additional payments were due under the earnout provision for the years ended June 30, 2002, 2001 and 2000.

License Agreement and Self-Insurance
------------------------------------

The Company has license agreements with two separate companies, which require the Company to pay a royalty on the Company's future sales of certain MRI imaging apparatus. Royalty expense charged to operations for the years ended June 30, 2002, 2001 and 2000 approximated $69,572, $33,000 and $36,000, respectively.

The Company is self-insured with respect to product liability. During the fiscal years ended June 30, 2002, 2001 and 2000, no material claims arose.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements (Continued)
---------------------------------

Minimum annual payments, excluding bonuses, incentives and cost of living increases under these contracts are as follows:

               Years Ending
                 June 30,
               ------------
                  2003                              $  300,000
                  2004                                 466,666
                  2005                                 500,000
                  2006                                 500,000
                  2007                                 500,000
               Thereafter                              583,334
                                                    ----------
                                                    $2,850,000
                                                    ==========

Employee Benefit Plans
----------------------

The Company has a non-contributory 401(k) plan (the "Plan"). The Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were no employer contributions to the Plan for the years ended June 30, 2002, 2001 and 2000.

The stockholders of the Company approved the 2000 Employee Stock Purchase Plan ("ESPP") at the Company's annual stockholders' meeting in April 2000. The ESPP provides for eligible employees to acquire common stock of the Company at a discount, not to exceed 15%. The Plan has not been put into effect as of June 30, 2002.


NOTE 17 - OTHER INCOME (EXPENSE) AND SUPPLEMENTARY PROFIT AND LOSS DATA

Other income (expense) consists of:
                                             For the Years Ended June 30,
                                        ----------------------------------------
                                           2002         2001          2000
                                        ------------  ------------  ------------

       Other income                     $   (19,133)  $   101,707   $    93,425
       Gain on sale of subsidiary/
         partnership interest                  -          712,781     1,021,950
       Gain on settlement of
         various legal disputes and
         other claims                          -             -         3,540,000
       Litigation settlement                (50,000)         -              -
       Gain on sale of property              -            150,000           -
                                        ------------  ------------  ------------
                                        $   (69,133)  $   964,488   $ 4,655,375
                                        ============  ============  ============

In October 2000, the Company sold its interest in the partnership of AMD Southfield Michigan Limited Partnership for $750,000. AMD Southfield operates an MRI Scanning Center in Michigan. The Company recognized a pre-tax gain of $750,000.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 17 - OTHER INCOME (EXPENSE) AND SUPPLEMENTARY PROFIT AND LOSS DATA (CONTINUED)


In June 2001, HMCA sold the stock of its wholly-owned Florida multi-specialty practice subsidiaries, Medical Specialties, Inc. and Diagnostic Services, Inc. for a promissory note for $50,000, resulting in a loss of $37,000.

Advertising expense approximated $2,082,000, $2,022,000 and $2,140,000 for the years ended June 30, 2002, 2001 and 2000, respectively. Maintenance and repair expenses totalled approximately $748,000, $905,000 and $758,000 for the years ended June 30, 2002, 2001 and 2000, respectively. Royalty expenses approximated $69,572, $33,000 and $36,000 for the years ended June 30, 2002, 2001 and 2000, respectively.


NOTE 18 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2002, 2001 and 2000, the Company paid $255,230, $1,261,379 and $1,596,931 for interest, respectively. During the years ended June 30, 2002, 2001 and 2000, the Company paid $32,420, $39,997 and $20,144 for income taxes, respectively.

Non-Cash Transactions
---------------------

During the year ended June 30, 2002:

a) The Company issued 2,045,000 shares of its common stock, valued at $2,602,596, in connection with the repayment of notes payable.

b)   The Company acquired equipment of $357,056 under capital lease obligations.

c) The Company issued 98,000 shares of its common stock, valued at $116,623, in connection with the acquisition of equipment.

d) The Company issued 3,832,073 shares of its common stock in connection with the repayment of $4,500,000 of convertible debentures.

During the year ended June 30, 2001:

a) Property and equipment, costing $636,504, was acquired under a capital lease obligation.

b) The Company issued 20,000 shares of its common stock, valued at $28,438, in connection with the repayment of note payable of $115,000.

c) The Company acquired equipment of $176,480 under equipment notes payable obligations.

During the year ended June 30, 2000:

a) Property and equipment, costing $215,086, was acquired under a capital lease obligation.

b) In connection with the sale of its foreign subsidiary, the Company issued a note payable aggregating $115,000.

c)   The Company issued 19,332 shares of its common stock, valued at $61,753, in
     connection   with  the  repayment  of  long-term  debt  incurred  with  the acquisition of Central.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 19 - ADVANCES AND NOTES TO RELATED PARTIES

Effective December 1, 1993, Albany Magnetic Imaging Center, P.C. ("Albany Center"), a Georgia professional corporation, of which Raymond V. Damadian is the sole stockholder, purchased the scanner being utilized at its site from the Company for a purchase price of $1,128,844. In June of 1997, the payment terms for the outstanding balance of $344,766 were restructured to provide for 60 equal monthly payments (including interest at the rate of 10% per annum) of $7,325 each, commencing July 1997. The balance due under this note as of June 30, 2002 was $89,951.

During 1994, Melville MRI, P.C. ("Melville Center"), a New York professional corporation, of which Raymond V. Damadian is the sole shareholder, director and president, purchased an MRI scanner from the Company for a purchase price of $1,011,431. Of the purchase price, $900,000 is to be paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner, pursuant to a note, bearing interest at 14% per annum, and providing for 60 monthly payments of $20,700 each. The remaining $111,431 of the purchase price was to be paid concurrently with the payments to the lender. The payment terms for the principal balance, plus accrued interest (in the aggregate amount of $139,290), were restructured to provide for 60 equal monthly payments (including interest at the rate of 10% per annum) of $2,959.50 each, commencing July 1998. In fiscal 2001, the balance outstanding on the obligation was paid in full by the Company as guarantor of the indebtedness due to the lender. This resulted in a balance of $893,606 owing to the Company by the Melville Center. The $2,959.50 monthly payment to the Company has been increased by an additional principal payment of $10,000 per month to be applied toward the balance due. The balance due under this note as of June 30, 2002 was $713,614.

Canarsie MRI Associates ("Canarsie"), a joint venture partnership, of which MRI Specialties, Inc. ("Specialties") is an owner, is a party to a service agreement for its scanner with the Company at an annual fee of $70,000. In addition, during fiscal 2001, Canarsie entered into an agreement to purchase a QUAD MRI scanner from the Company, recognizing on a percentage-of-computation basis revenue of $636,121. The agreement provides for a purchase price of $850,000, payable as follows: (1) $400,000 downpayment (received April 2001); (2) $450,000 in 84 equal monthly installments, including interest at 6%, pursuant to a promissory note to be executed upon acceptance of the scanner. Timothy Damadian, the son of Raymond V. Damadian, is the sole stockholder, Director and President of Specialties. The balance due under this note as of June 30, 2002 was $419,275.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 20 - SEGMENT AND RELATED INFORMATION (CONTINUED)

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:
                                                    Physician
                                      Medical       Management
                                     Equipment       Services         Totals
                                   -------------   -------------   ------------
Fiscal 2002:

Net revenues from external
  customers                        $ 16,153,131    $ 28,525,439    $ 44,678,570
Intersegment net revenues          $  1,050,599    $     -         $  1,050,599
Loss on impairment of management
  agreements                       $     -         $ (4,700,000)   $ (4,700,000)
Operating loss                     $(15,433,351)   $ (4,290,752)   $(19,724,103)
Depreciation and amortization      $  2,727,794    $  2,679,390    $  5,407,184
Compensatory element of
  stock issuances                  $  1,715,678    $  2,996,485    $  4,712,163
Total identifiable assets          $ 40,179,100    $ 32,650,687    $ 72,829,787
Capital expenditures               $  2,107,509    $  1,470,743    $  3,578,252

Fiscal 2001:

Net revenues from external
  customers                        $ 10,497,809    $ 31,775,492    $ 42,273,301
Intersegment net revenues          $  1,039,499    $     -         $  1,039,499
Operating (loss) income            $(17,205,614)   $    990,997    $(16,214,617)
Depreciation and amortization      $  2,203,591    $  2,509,176    $  4,712,767
Compensatory element of
  stock issuances                  $  1,684,136    $  2,360,690    $  4,044,826
Total identifiable assets          $ 45,938,960    $ 38,961,453    $ 84,900,413
Capital expenditures               $  3,039,866    $  1,082,385    $  4,122,251

Fiscal 2000:

Net revenues from external
  customers                        $  5,971,064    $ 30,183,733    $ 36,154,797
Intersegment net revenues          $  1,227,075    $     -         $  1,227,075
Operating (loss) income            $(17,984,534)   $  2,477,962    $(15,506,572)
Depreciation and amortization      $  1,817,547    $  2,638,529    $  4,456,076
Compensatory element of
  stock issuances                  $    926,421    $  1,003,285    $  1,929,706
Total identifiable assets          $ 43,045,691    $ 41,367,346    $ 84,413,037
Capital expenditures               $  2,081,551    $    940,795    $  3,022,346

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 20 - SEGMENT AND RELATED INFORMATION (Continued)

Export Product Sales
--------------------

The Company's areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 25.8% and 63.0% of product sales revenues to third parties for the years ended June 30, 2002, and 2000, respectively. There were no foreign product sales during the year-ended June 30, 2001.

The foreign product sales were made to customers in the following locations:

                                                2002                2000
                                              ------                ----

                  Scotland                     25.8%                  -%
                  Spain                          -                  63.0
                                              ------                ----
                                               25.8%                63.0%
                                              ======                ====

Foreign Service and Repair Fees
-------------------------------

The Company's areas of service and repair are principally in the United States. The Company had foreign revenues of service and repair of medical equipment amounting to 27.7%, 33.7% and 46.3% of consolidated net service and repair fees for the years ended June 30, 2002, 2001 and 2000, respectively. The foreign service and repair fees were provided principally to the following locations:

                                               2002          2001          2000
                                              ------        ------        ------

                  Korea                        9.3 %         11.9%        14.9%
                  Spain                        3.7             .3           -
                  Mexico                       3.0            3.5          3.8
                  Puerto Rico                  3.5            4.1          4.9
                  Saudi Arabia                 4.5            8.4          4.7
                  Poland                       3.7            4.0         14.9
                  India                         -             1.5          3.1
                                              -----        ------        ------
                                              27.7%         33.7%         46.3%
                                              =====        ======        ======

The Company does not have any material assets outside of the United States.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                           (000's omitted, except per share data)

                           September 30,   December 31,   March 31,   June 30,
Quarter Ended:                 2001           2001          2002        2002
--------------             -------------   ------------   ----------  ---------

Total Revenues - Net        $    10,153     $    9,766    $  10,953   $ 13,807

Total Costs and Expenses         13,535         13,797       14,804     22,267

Loss from Operations             (3,382)        (4,031)      (3,851)    (8,460)

Net Loss                         (3,847)        (4,710)      (5,050)    (9,275)

Basic and Diluted Net
  Loss Per Share            $     (0.06)    $    (0.08)   $   (0.08)  $  (0.14)


                           (000's omitted, except per share data)

                           September 30,   December 31,   March 31,   June 30,
Quarter Ended:                 2001           2001          2002        2002
--------------             -------------   ------------   ----------  ---------
Total Revenues - Net        $     9,091     $    9,946    $  11,978   $ 11,258

Total Costs and Expenses         13,090         13,904       14,804     16,690

Loss from Operations             (3,999)        (3,958)      (2,826)    (5,432)

Net Loss                         (3,907)        (3,014)      (2,801)    (5,462)

Basic and Diluted Net
  Loss Per Share            $     (0.07)    $    (0.05)   $   (0.05)  $  (0.09)


NOTE 22 - SUBSEQUENT EVENT

During the quarter ended September 30, 2002, the Company granted approximately 1,900,000 incentive stock options to various employees which are exercisable at $1.125 per share and expire ten years from the date of grant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective as of September 10, 2002, the Company, as a result of the recent merger of several of the partners of Grassi & Co., CPAs, P.C. into Marcum & Kliegman LLP, in order to retain the services of the individual partners and staff accountants who have been serving the Company as its independent certifying public accountants since fiscal 1990, the Company dismissed Grassi & Co. and engaged Marcum & Kliegman. There were no disagreements with Grassi & Co. or other matters requiring disclosure under Regulation S-K, Item 304(b). This change in accountants was previously reported in the Company's 8-K filed on September 16, 2002, as amended by the 8-K/A filed on October 2, 2002.

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

         The officers and directors of the Company are set forth below:

         Raymond V. Damadian, M.D.      66       President, Treasurer,
                                                 Chairman of the Board
                                                 and a Director

         David B. Terry                 55       Vice President and Secretary

         Claudette J.V. Chan            65       Director

         Robert J. Janoff               75       Director

         Charles N. O'Data              66       Director

         Robert Djerejian               70       Director


     Raymond V. Damadian, M.D. has been the Chairman of the Board and President of FONAR since its inception and Treasurer since February, 2001. Dr. Damadian was employed by the State University of New York, Downstate Medical Center, New York, as an Associate Professor of Biophysics from 1967 until September 1979. Dr. Damadian received an M.D. degree in 1960 from Albert Einstein College of Medicine, New York, and a B.S. degree in mathematics from the University of Wisconsin in 1956. In addition, Dr. Damadian conducted post-graduate work at Harvard University, where he studied extensively in the fields of physics, mathematics and electronics. Dr. Damadian is the author of numerous articles and books on the nuclear magnetic resonance effect in human tissue, which is the theoretical basis for the FONAR MRI scanners. Dr. Damadian is a 1988 recipient of the National Medal of Technology and in 1989 was inducted into the National Inventors Hall of Fame, for his contributions in conceiving and developing the application of magnetic resonance technology to medical applications including whole body scanning and diagnostic imaging. Dr. Damadian is the President, Treasurer and director of HMCA.

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

     Claudette J.V. Chan has been a Director of FONAR since October 1987. Mrs. Chan was employed from 1992 through 1997 by Raymond V. Damadian, M.D. MR Scanning Centers Management Company and since 1997 by HMCA, as "site inspector," in which capacity she is responsible for supervising and implementing standard procedures and policies for MRI scanning centers. From 1989 to 1994 Mrs. Chan was employed by St. Matthew's and St. Timothy's Neighborhood Center, Inc., as the director of volunteers in the "Meals on Wheels" program, a program which cares for the elderly. In approximately 1983, Mrs. Chan formed the Claudette Penot Collection, a retail mail-order business specializing in women's apparel and gifts, of which she was the President until she stopped operating the business in approximately 1989. Mrs. Chan practiced and taught in the field of nursing until 1973, when her son was born. She received a bachelor of science degree in nursing from Cornell University in 1960. Mrs. Chan is the sister of Raymond V. Damadian and aunt of Timothy R. Damadian.

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

     Charles N. O'Data has been a Director of FONAR since February, 1998. From 1968 to 1997, Mr. O'Data was the Vice President for Development for Geneva College, a liberal arts college located in western Pennsylvania. In that capacity, he acted as the College's chief investment officer. His responsibilities included management of the College's endowment fund and fund raising. In July 1997, Mr. O'Data retired from Geneva College after 36 years of service to assume a position of National Sales Executive for SC Johnson Company's Professional Markets Group (a unit of SC Johnson Wax), and specialized in healthcare and education sales, a position he held until the spring of 1999. In his capacity with SC Johnson he was responsible for sales to the nation's three largest Group Purchasing Organizations which included some 4,000 hospitals. Mr. O'Data presently acts an independent financial consultant to various entities, including Pittsburgh National Bank. Mr. O'Data served on the board of the Medical Center, Beaver, Pennsylvania (now a part of Heritage Valley Health System), a 500 bed acute care facility, for 22 years, three as its Chair. Mr. O'Data also served on the board of the Hospital Council of Western Pennsylvania, a shared-services and group purchasing organization covering seven states. He founded The Beaver County Foundation, a Community Foundation, in 1992, and serves as its President. Mr. O'Data is listed as a finance associate in the Middle States Association, Commission on Higher Education. The commission is the formal accrediting body for higher education in the eastern region of the country. In this capacity he valuates the financial aspects of educational organizations. Mr. O'Data is a graduate of Geneva College, where he received a B.S. degree in Economics in 1958.

     Robert Djerejian, has been a Director for Fonar since June, 2002. Since 1996 he has served as a senior consultant for Haines, Lundberg & Waehler International, an architecture, design and engineering firm, which among other specialties designs hospitals and laboratories. Prior to that time he was the senior managing partner of the firm. Mr. Djerejian serves on the Board of Trustees of Pratt Institute, where he is also VIce Chairman of the Executive Committee and on the Board of Directors of the Delaware College of Art and Design, of which he was one of the founding directors. He is a graduate of Pratt Institute, where he received a B.A. in Architecture in 1955.

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

     The Board of Directors has established an audit committee. The members of the committee are Robert J. Janoff, Charles N. O'Data and Robert Djerejian.

     There is set forth in the following Summary Compensation Table the compensation provided by the Company during fiscal 2002 to its Chief Executive Officer. There is set forth in the following Option Grant Table and Option Exercise Table any stock options granted and exercised by Dr. Damadian during fiscal 2002.

I.  SUMMARY COMPENSATION TABLE
                                                    Long Term Compensation
                                             -----------------------------------
            Annual Compensation                   Awards             Payouts
------------------------------------------   ------------------  ---------------
  (a)       (b)     (c)       (d)   (e)         (f)       (g)     (h)     (i)
  Name                             Other                                   All
  and                              Annual    Restricted                   Other
Principal                          Compen-    Stock     Options   LTIP   Compen-
Position           Salary    Bonus sation    Award(s)    SARs    Payouts sation
   2       Year     ($)       ($)   ($)      ($)          (#)      ($)    ($)
---------  ----  ----------  ----- -------   ---------- -------  ------- -------
Raymond V. 2002  $86,799.96    -      -           -        -        -       -
Damadian,  2001  $86,799.96    -      -           -        -        -       -
CEO        2000  $86,799.97    -      -           -        -        -       -
---------  ----  ----------  ----- -------   ---------- -------  ------- -------

II.  OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                               Potential
                                                               Realizable
                                                               Value at Assumed
                                                               Annual Rates of    Alternative
                                                               Stock Price        to (f) and
                                                               Appreciation for   (g): Grant
                   Individual Grants                           Option Term        Date  Value
-----------------------------------------------------------    ----------------   -----------
    (a)         (b)         (c)          (d)         (e)          (f)      (g)         (h)
                        % of Total
                        Options/
                         SARs
             Options/   Granted to   Excercise
                SARs     Employees       or                                       Grant Date
              Granted   in Fiscal    Base Price   Expiration                      Present
Name          (#)        Year         ($/Sh)         Date       5% ($)  10% ($)   Value $
----------   --------   ----------   ----------   ----------   -------  -------   ----------
Raymond V.
Damadian,           0         -             -           -         -        -            -
President
& CEO


III.  OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Option/Sar Value
--------------------------------------------------------------------------------
(a)            (b)             (c)          (d)            (e)
                                            Number of      Value of Unexercised
Name       Shares Acquired  Value Realized  Unexercised    In-the-Money
           on Exercise (#)  ($)             Options/SARs   Options/SARs at
                                            at FY-End (#)  FY-End ($)

                                            Exercisable/   Exercisable/
                                            Unexercisable  Unexercisable

---------  ---------------  --------------  -------------  --------------------

Raymond V.               0            -                 0                 -
Damadian,
President
and CEO

EMPLOYEE COMPENSATION PLANS

     Equity Compensation Plan Information as of June 30, 2002

                      (a)                (b)             (c)
Plan category         Number of          Weighted-       Number of securities
                      securities         average         remaining available
                      to be issued       exercise price  for future issuance
                      upon exercise      of outstanding  under equity
                      of outstanding     options,        compensation plans
                      options, warrants  warrants        (excluding securities
                      and rights         and rights      reflected in column (a)
                      -----------------  --------------  -----------------------
Equity compensation
 plans not approved
 by security holders      1,061,763          $2.06            3,900,369


Equity compensation
  plans not approved
  by security holders          -              N/A             1,701,016
                      -----------------  --------------  -----------------------
Total                     1,061,763          $2.06            5,601,385

                      =================  ==============     ====================

     FONAR's 1993 Incentive Stock Option Plan, adopted on March 26, 1993, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1993 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 1,500,000 shares of Common Stock of FONAR. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The 1993 Stock Option Plan will terminate on March 25, 2003. As of June 30, 2002, no options to purchase shares of Common Stock were available for future grant under the plan.

     FONAR's 1997 Nonstatutory Stock Option Plan, adopted on May 9, 1997, permits the issuance of stock options covering an aggregate of 5,000,000 shares of Common Stock of FONAR. The options may be issued at such prices and upon such terms and conditions as are determined by FONAR. The 1997 Nonstatutory Stock Option Plan will terminate on May 8, 2007. As of June 30, 2002, options to purchase 3,900,369 shares of Common Stock of FONAR were available for future grant.

     FONAR's 2000 Stock Bonus Plan, adopted on October 1, 2000, permits FONAR to issue on aggregate of 5,000,000 shares of Common Stock of FONAR as bonus or compensation. FONAR selects the persons to whom bonus stock will be issued, the number of shares to be awarded and such other terms and conditions as it deems advisable. The 2000 Stock Bonus Plan will terminate on September 30, 2010. As of June 30, 2002, no shares of Common Stock of FONAR were available for future grant.

     Fonar's 2002 Incentive Stock Option Plan, adopted on July 1, 2002, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 2002 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 2,500,000 shares of Common Stock of Fonar. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The 2002 Stock Option Plan will terminate on June 30, 2012.

     Fonar's 2002 Stock Bonus Plan, adopted on June 1, 2002, permits Fonar to issue an aggregate 2,000,000 shares of Common Stock of Fonar as bonus or compensation. Fonar selects the persons to whom bonus stock will be issued, the number of shares to be awarded and such other terms and conditions as it deems advisable. The 2002 Stock Bonus Plan will terminate on May 31, 2012. As of June 30, 2002 1,701,061 shares of Common Stock of Fonar were available for future grant under the Plan.

     HMCA's 1997 Incentive Stock Option Plan, adopted on March 10, 1997, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1997 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 2,000,000 shares of Common Stock of HMCA. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The exercisability of the options granted to date is contingent upon the successful completion by HMCA of a public offering of its securities or the recognition by HMCA of at least $10 million in revenues for at least two consecutive fiscal quarters. The 1997 Stock Option Plan will terminate on March 9, 2007. As of June 30, 2002, options to purchase 400,000 shares of HMCA Common Stock were available for future grant under the plan.

     HMCA's 1998 Incentive Stock Option Plan, adopted on December 16, 1998, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1998 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 2,000,000 shares of Common Stock of HMCA. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The excessability of the options granted to date is contingent upon the successful completion by HMCA of a public offering of its securities. The 1998 Stock Option Plan will terminate on December 15, 2008. As of June 30, 2002, options to purchase 1,330,000 shares of HMCA Common Stock were available for future grant under the plan.

     HMCA's 1998 Nonstatutory Stock Option Plan, adopted on December 16, 1998, permits the issuance of stock options covering an aggregate of 500,000 shares of Common Stock of HMCA. The options may be issued at such prices and upon such terms and conditions as are determined by HMCA. The exercisability of the options granted to date is contingent upon the successful completion by HMCA of a public offering of its securities. The 1998 Nonstatutory Stock Option Plan will terminate on December 15, 2008. As of June 30, 2002, options to purchase 100,000 shares of Common Stock were available for future grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number and percentage of shares of the Company's securities held by each director, by each person known by the Company to own in excess of five percent of the Company's voting securities and by all officers and directors as a group as of September 20, 2002.

Name and Address of               Shares                      Percent
Beneficial Owner (1)              Beneficially Owned          of Class
--------------------------        ------------------          --------
Raymond V. Damadian, M.D.
c/o FONAR Corporation
Melville, New York
 Director, President
 CEO, 5% + Stockholder
    Common Stock                       2,488,274                3.38%
    Class C Stock                      9,561,174               99.98%
    Class A Preferred                    477,328                6.09%

Claudette Chan
Director
    Common Stock                           2,648                  *
    Class A Preferred                        800                  *

Robert J. Janoff
Director
    Common Stock                          50,000                  *
    Class A Preferred                      1,999                  *

Charles N. O'Data
Director
    Common Stock                             700                  *

All Officers and Directors
as a Group (5 persons) (2)
(3)
    Common Stock                        2,548,220               3.46%
    Class C Stock                       9,561,174              99.98%
    Class A Preferred                     480,165               6.13%
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

NEW AGREEMENTS WITH HMCA.

     Effective July 1, 1997, immediately following the effective date of the acquisition of RVDC by HMCA, all previous management arrangements between RVDC and the Centers were terminated and new management agreements were entered into by the Centers and HMCA.

     Pursuant to the management agreements, HMCA is providing comprehensive management and administrative services and office facilities, including billing and collection of accounts, payroll and accounts payable processing, supplies and utilities to the Centers. Under the Management Agreements, HMCA provides service through FONAR for the scanners at the Centers, eliminating the need for the Centers to have separate service agreements for their scanners. In total, 13 MRI Centers, both those previously managed by RVDC and additional Centers opened after the acquisition, have management agreements with HMCA.

     In addition, HMCA is providing the MRI scanners used at 2 of the 13 Centers pursuant to scanner leases.

     The fees to HMCA under both the management agreements and the scanner leases are on a per scan basis.

     During the fiscal years ended June 30, 2002 and June 30, 2001 the net revenues received by HMCA from the MRI Centers owned by Dr. Damadian were approximately $15.5 million and $14.8 million respectively.

     Effective December 1, 1993, one of the Centers, Albany Magnetic Resonance Imaging, P.C. (the "Albany Center"), a Georgia professional corporation of which Raymond V. Damadian is the sole shareholder, director and President, purchased the scanner being utilized at its site from the Company for a purchase price of $1,128,844, which in Fonar's opinion represented a fair market price based on sales of like equipment by Fonar to its customers. Of the purchase price, $574,077 was paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner. Such indebtedness to the lender was retired pursuant to a new equipment finance lease between the lender and the Albany Center, guaranteed by the Company, providing for 18 monthly payments of $35,000 each. Following payment of the lease, the remaining $554,767 of the purchase price due to the Company was required to be paid pursuant to a promissory note, with interest at 10% per annum, over an 18 month term (17 payments of $35,000 each and one final payment of $2,454.08). In June, 1997, the payment terms for the outstanding balance of $344,766 were restructured to provide for 60 equal monthly payments (including interest at the rate of 10% per annum) of $7,325.27 each commencing July, 1997. The Albany Center has been closed and payments are in arrears. As of June 30, 2002, $102,553.78 in principal and interest ($89,951.41 in principal) were owed by the Albany Center to Fonar.

     Effective December 1, 1993, Daytona Beach Magnetic Resonance Imaging, P.A. (the "Daytona Beach Center"), a Florida professional association of which Raymond V. Damadian is the sole shareholder, director and President, purchased the scanner being utilized at its site from the Company for a purchase price of $1,416,717, which in Fonar's opinion represented a fair market price based on sales of like equipment by Fonar to its customers. Of the purchase price, $328,044 was paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner. Such indebtedness to the lender was retired pursuant to a new equipment finance lease between the lender and the Daytona Beach Center, guaranteed by the Company, providing for 18 monthly payments of $20,000 each. The remaining $1,088,673 of the purchase price due to the Company was required to be paid pursuant to a promissory note, with interest at 10% per annum. In May, 1999, the payment terms for the outstanding balance of $1,001,507 were restructured to provide for 84 equal monthly payments (including interest at the rate of 10% per annum) of $16,626.20 each commencing May 1999. During fiscal 2001, FONAR took back the scanner in satisfaction of the outstanding indebtedness. The Daytona Beach Center then purchased a new QUAD(TM) MRI scanner from FONAR for a purchase price of $960,000, which is payable with interest a rate of 8.5% per annum in 59 monthly payments of $11,902.62 each and one final installment of $580,148.53. This indebtedness was in arrears of six months as of June 30, 2002 and four months as of September, 30, 2002. The Daytona Beach Center is party to service agreement with Fonar for its scanner. The rate in effect for the July 1, 2002 to June 30, 2002 year is $50,000 per annum.

     On June 30, 1994, Melville MRI, P.C. (the "Melville Center"), a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President, purchased the scanner being utilized at its site from the Company for a purchase price of $1,011,431.12, which in Fonar's opinion represented a fair market price based on sales of like equipment by Fonar to its customers. Of the purchase price, $900,000 is to be paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner pursuant to a note bearing interest at 14% per annum and providing for 60 monthly payments of $20,700 each. The remaining $111,431.12 of the purchase price was to be paid concurrently with the payments to the lender. The payment terms for the principal balance, plus accrued interest (in the aggregate amount of $139,290) were restructured to provide for 60 equal monthly payments (including interest at the rate of 10% per annum) of $2,959.50 each commencing July, 1998. In fiscal 2001, following the payment in full by FONAR, as guarantor, of the indebtedness due to the lender, there was as a result a balance of $893,606 then owing to FONAR by the Melville Center. The $2,959.50 monthly payment to FONAR has been increased by an additional principal amount of $10,000 per month to be applied toward the balance due. This indebtedness was six months in arrears on June 30, 2002 and four months in arrears on September 30, 2002.

ACQUISITION OF THE AFFORDABLE COMPANIES.

     Effective June 30, 1997, HMCA acquired a group of several interrelated corporations, limited liability companies and a partnership engaged in managing three diagnostic imaging centers and one multi-specialty practice in New York State (the "Affordable Companies") pursuant to a series of transactions concluding with a merger between a wholly-owned subsidiary of HMCA and Affordable Diagnostics, Inc. Concurrently with the acquisition, Raymond V. Damadian purchased three New York professional corporations to which the Affordable Companies were providing their services under several agreements. Dr. Damadian is the sole stockholder, director and President of these professional corporations (the "Affordable Professional Corporations"). During the fiscal year ended June 30, 2002, the net revenues from the Affordable Professional Corporations were approximately $4.3 million.

ACQUISITION OF A & A SERVICES.

     Effective March 20, 1998, HMCA acquired A & A Services, Inc. ("A & A Services"), an management company managing four primary care practices in Queens County, New York. Concurrently with the acquisition, Raymond V. Damadian purchased the four New York professional service corporations under contract with A & A Services (the "A & A Professional Corporations"). During the fiscal year ended June 30, 2002, the net revenues from the A & A Professional Corporations were $1.6 million.

ACQUISITION OF DYNAMIC HEALTH CARE MANAGEMENT

     Effective August 20, 1998, HMCA acquired Dynamic Health Care Management, Inc. ("Dynamic"), an MSO managing three physician practices in Nassau and Suffolk Counties on Long Island, New York. Concurrently with the acquisition, Raymond V. Damadian purchased two professional service corporations under contract with Dynamic (the "Dynamic Professional Corporations"). During the fiscal year ended June 30, 2002, the net revenues from the Dynamic Professional Corporations were $5.97 million.

OTHER TRANSACTIONS

     HMCA performs management services for Superior Medical Services, P.C. ("Superior"), a New York professional corporation of which Raymond V. Damadian is the sole stockholder, director and President. Superior conducts multi-specialty practices at locations in Yonkers, Elmont, Elmhurst and Riverdale, New York. During the fiscal year ended June 30, 2002, the net revenues from Superior were $5.5 million.

     Pursuant to an agreement dated March 31, 1993, RVDC agreed to purchase the Company's general partnership interest (approximately 92% of the partnership) in a partnership owning and operating an MRI scanning center in Bensonhurst
(Brooklyn), New York. Robert Janoff, a director of the Company, is a limited partner in the partnership. The partnership is also party to a service agreement with the Company. The current annual rate is $50,000 for the one year service contract from July 1, 2002 to July 30, 2003. The rate in effect during the prior year was also $50,000. In addition, during the 2002 fiscal year, the partnership agreed to purchase a Stand-Up(TM) MRI scanner from Fonar for a purchase price of $1,450,000.

     Pursuant to an agreement dated September 30, 1993, AMD sold its interests in a partnership operating an MRI scanning center in Melbourne, Florida to Melbourne Magnetic Resonance Imaging, P.A. (the "Melbourne Facility"), for a purchase price of $150,000. The purchase price is payable, with interest at 10% per annum, over a period of fifteen months commencing September 1, 1995 as follows: $13,500 per month for the first fourteen months and $1,185.60 for the fifteenth month. The Melbourne Facility is a Florida professional corporation of which Raymond V. Damadian is the sole stockholder, director and President. The partnership is presently inactive and this indebtedness has been written off by the Company as uncollectable.

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

     Pursuant to a sales agreement dated April 1, 1996, RVDC agreed to purchase an MRI scanner with certain upgrades from the Company which RVDC then contributed to Orlando MRI Associates, Limited Partnership (the "Orlando Partnership"), a limited partnership. The Orlando Partnership is utilizing the scanner at a site located in Orlando, Florida. The sales agreement provided for a purchase price of $400,000 payable in installments as follows: (1) $40,000 down payment within thirty (30) days of execution and (2) $360,000 in 84 monthly installments of $5,611.04 each (inclusive of interest at 8% per annum) pursuant to a promissory note executed by RVDC upon acceptance of the scanner. This indebtedness has been written off by the Company. The Orlando Partnership was party to a service agreement for its scanner with the Company at an annual fee of $50,000 for the period from April 8, 2001 through April 7, 2002. The price in effect for the prior year was also $50,000. Timothy Damadian, the son of Raymond
V. Damadian, is a limited partner in Orlando.

     Pursuant to an agreement dated March 1, 1999, Dublin Magnetic Resonance Imaging, P.C., ("Dublin"), a Georgia professional corporation which Raymond V. Damadian is the sole stockholder, director and President, agreed to lease a used Fonar Beta(TM) 3000M Mobile MRI Scanner from the Company at a monthly rental of $4,840.08 commencing on September 1, 1999 and continuing for thirty-six (36) months. At the conclusion of the lease period Dublin will have the option to purchase the scanner for a price of $1.00. This indebtedness was two months in arrears on June 30, 2002 but has been paid in full as of September 30, 2002.

     Pursuant to an agreement dated December 1, 1999, Damadian MRI in Garden City, P.C. ("Garden City") a New York professional corporation of which Raymond
V. Damadian is the sole stockholder, director and President, agreed to lease a Fonar QUAD(TM) MRI Scanner from the Company for a term of five years at a monthly rental of $12,356.09. Upon the conclusion of the five year term, Garden City may elect to purchase the scanner for $581,544.42 or extend the lease for an additional five year period at the same monthly rental. If the lease term is extended, then Garden City will have the option to purchase the scanner at the end of the second five year period for a purchase price of $1.00. The term of the lease commenced on June 12, 2000 upon acceptance of the scanner. Payments are due on the twelfth of the month commencing June 12, 2000. This indebtedness was six months in arrears as of June 30, 2002 and was current on September 30, 2002. A balance of $14,285.08 was owing as of September 30, 2002 following a payment of $800,000.

     Pursuant to an agreement dated February 1, 2000, Deerfield Magnetic Resonance Imaging, P.A. ("Deerfield"), a Florida professional association of which Raymond V. Damadian is the sole stockholder, director and President, agreed to lease a Fonar QUAD(TM) 12000 MRI Scanner from the Company for a term of five years at a monthly rental of $12,356.09. Upon the conclusion of the five year term, Deerfield may elect to purchase the scanner for $581,544.42 or extend the lease for an additional five year period at the same monthly rental. If the lease term is extended, then Deerfield will have the option to purchase the scanner at the end of the second five year period for a purchase price of $1.00. The term of the lease commenced on July 18, 2000 upon the acceptance of the scanner. Lease payments are due on the first of the month, commencing August 1, 2000. This indebtedness was six months in arrears as of June 30, 2002 and was current on September 30, 2002. A balance of $25,288.12 was owing as of September 30, 2002 following a payment of $800,000.

     Canarsie MRI Associates ("Canarsie"), a joint venture partnership of which MRI Specialties, Inc. ("Specialties") is an owner, is party to a service agreement for its scanner with the Company at an annual fee of $70,000 for the period from September 1, 2001 through August 31, 2002. The price in effect during the prior year was also $70,000. In addition, during fiscal 2001, Canarsie entered into an agreement to purchase a QUAD(TM) 12000 MRI scanner from FONAR for a purchase price of $850,000. Of the purchase price, $400,000 has been paid and $450,000 is payable pursuant to a note over a period of 7 years at 6% interest per annum. The monthly payment is $6,573.85 commencing December 1, 2001. Timothy Damadian, the son of Raymond V. Damadian, is the sole stockholder, director and President of Specialties.

     Pompano MRI Associates ("Pompano"), a joint venture partnership of which Guardian MRI, Inc. ("Guardian") is an owner, was party to a service agreement for its scanner with the Company at an annual fee of $70,000 for the period from October 1, 2000 through September 30, 2001. The price in effect during the prior year was also $70,000. In addition, during fiscal 2002, Pompano purchased a Stand-Up(TM) MRI scanner from FONAR for a purchase price of $1,400,000. Timothy Damadian, the son of Raymond V. Damadian, is a stockholder, director and officer of Guardian.

     During fiscal 2001, Damadian MRI in Orlando, P.A. ("Orlando MRI"), a Florida professional association of which Raymond V. Damadian is the sole stockholder, director and President, purchased a Stand-Up(TM) MRI scanner from FONAR for a purchase price of $1,500,000. The purchase price has been paid in full.

     During fiscal 2001, Damadian MRI at Islandia, P.C. ("Islandia") a New York professional corporation of which Raymond V. Damadian is the sole stockholder, director and President, purchased a Stand-Up(TM) MRI scanner from FONAR for a purchase price of $1,350,000. The purchase price has been paid in full.

     During fiscal 2001, Black Bear Management LLC, a New York limited liability company of which TRD Services, Inc. ("TRD") is a member, agreed to purchase a Stand-Up(TM) MRI scanner from FONAR for a purchase price of $1,400,000. Timothy Damadian, the son of Raymond V. Damadian, is the stockholder, director and President of TRD. The scanner has been delivered, installed and paid in full.

     During fiscal 2002, Damadian MRI at Elmhurst, P.C. ("Elmhurst"), a New York professional corporation of which Raymond V. Damadian is the sole stockholder, director and President, agreed to lease an Echo(TM) MRI scanner from FONAR on a fee per scan basis of $200 per MRI scan performed.

     During fiscal 2002, Tallahassee MRI, P.A. ("Tallahassee"), a Florida professional association of which Raymond V. Damadian is the sole stockholder, director and President, agreed to lease a QUAD(TM) MRI scanner from FONAR on a fee per scan basis of $350 per MRI scan performed.

     During fiscal 2002, Central Island MRI, P.C. ("Central Island"), a New York professional corporation of which Raymond V. Damadian is the sole stockholder, director and President, agreed to purchase a Stand-Up(TM) MRI scanner from Fonar for a purchase price of $1,650,000.

     During fiscal 2002, Bronx MRI Associates, LLC, a New York limited liability company of which Raymond V. Damadian and Donna Damadian, jointly, TRD Services, Inc. ("TRD"), JAD Ventures, Inc. ("JAD"), Keira Reinmund, Thomas Terry and Constance Terry, among others, are members, purchased a Stand-Up(TM) MRI scanner for a purchase price of $1,400,000. Donna Damadian is the wife of Raymond Damadian. TRD is owned by Timothy Damadian, a son of Raymond and Donna Damadian, JAD is owned by Jevan Damadian, a son of Raymond and Donna Damadian and Keira Reinmund is the daughter of Dr. and Mrs. Damadian. Constance Terry is the wife of David B. Terry, Vice President and Secretary of Fonar and brother-in-law of Dr. Damadian. Thomas Terry is also the brother-in-law of Dr. Damadian.

     During fiscal 2002, Deer Park Management Services, LLC, a New York limited liability company of which TRD and JAD are, among others, members, agreed to purchase a Stand-Up(TM) MRI scanner from Fonar for a purchase price of $1,400,000. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, who are the sons of Raymond V. Damadian.

     During fiscal 2002, Long Island Management Services, LLC, a New York limited liability company of which TRD, JAD and Donna Damadian are, among others, members, agreed to purchase a Stand-Up(TM) MRI scanner from Fonar for a purchase price of $1,400,000. Donna Damadian is the wife of Raymond Damadian. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, the sons of Raymond and Donna Damadian.

     During the first quarter of fiscal 2003, Miami MRI Associates, LLC, a Florida limited liability company of which TRD, JAD and Donna Damadian are, among other parties, members, agreed to purchase a Stand-Up(TM) MRI from Fonar for a purchase price of $1,400,000. Donna Damadian is the wife of Raymond Damadian. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, the sons of Raymond and Donna Damadian.

PART IV

ITEM 14.  CONTROLS AND PROCEDURES

     Management believes that its disclosure controls and procedures in place are effective to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others in these entities in a timely manner so that appropriate disclosures can be made and appropriate corporate action be taken.


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.

a)   FINANCIAL STATEMENTS AND SCHEDULES

     The following  consolidated  financial  statements are included in Part II,
     Item 8.

     Report of Independent Certified Public Accountants.

     Consolidated Balance Sheets as at June 30, 2002 and 2001.

     Consolidated Statements of Operations for the Three Years Ended June 30, 2002, 2001 and 2000.

     Consolidated Statements of Stockholders' Equity for the Three Years Ended June 30, 2002, 2001 and 2000.

     Consolidated Statements of Cash Flows for the Three Years Ended June 30, 2002, 2001 and 2000.

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

10.21 2000 Stock Bonus Plan incorporated herein by reference to Exhibit 99.1 to the Registrant's registration Statement on Form S-8, Commission File No.:
       333-66760.

10.22 2002 Stock Bonus Plan incorporated herein by reference to Exhibit 99.1 to the Registrant's registration statement on Form S-8, Commission File No.:
       333-89578.

10.23  2002  Incentive  Stock  Option Plan  incorporated  herein by reference to
       Exhibit 99.1 to the Registrant's registration statement on Form S-8, Commission File No.: 333-96557.

21.    Subsidiaries of the Registrant. See Exhibits.

99.1   Certification. See Exhibits.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FONAR CORPORATION

Dated: October 4, 2002

                           By: /s/ Raymond Damadian
                           Raymond V. Damadian, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                   Title                    Date

/s/ Raymond Damadian       Chairman of the            October 4, 2002
Raymond V. Damadian        Board of Directors,
                           President, Director
                           Principal Executive
                           Officer and Acting
                           Principal Financial
                           Officer)

/s/ Claudette J.V. Chan    Director                   October 4, 2002
Claudette J.V. Chan


/s/ Robert J. Janoff       Director                   October 4, 2002
Robert J. Janoff

/s/ Charles N. O'Data      Director                   October 4, 2002
Charles N. O'Data

/s/ Robert Djerejian       Director                   October 4, 2002
Robert Djerjian

                                  CERTIFICATION



       I, Raymond V. Damadian, certify that:

       1.     I  have  reviewed  this  annual  report  on  Form  10-K  of  Fonar
              Corporation;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements made, not misleading with respect to the period covered by this annual report; and

       3. Based on my knowledge, the financial statements, and other financial information, included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


              Date:  October 4, 2002

                 /s/Raymond V. Damadian
                 Raymond V. Damadian
                 President, Principal Executive Officer and Acting Principal Financial Officer