Form 10-Q
period 2002-09-30
FONAR CORP
filed 2002-11-18
CIK 355019

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended     SEPTEMBER 30, 2002
                                                 ------------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from        to
                                             --------  --------
                         Commission file number 0-10248
                                                -------

                                FONAR CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   11-2464137
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

110 Marcus Drive, Melville, New York                    11747
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

                                 (631) 694-2929
              ---------------------------------------------------
              Registrant's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---     ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).  YES  X   NO
                                                 ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.


            Class                                Outstanding at November 6, 2002
-----------------------------------------        -------------------------------
Common Stock, par value $.0001                            74,456,638
Class B Common Stock, par value $.0001                         4,211
Class C Common Stock, par value $.0001                     9,562,824
Class A Preferred Stock, par value $.0001                  7,836,287

FONAR CORPORATION AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION                                  PAGE


Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - September 30, 2002
     and June 30, 2002                                            3

   Condensed Consolidated Statements of Operations for
     the Three Months Ended September 30, 2002 and
     September 30, 2001                                           5

   Condensed Consolidated Statements of Comprehensive
     Income (Loss) for the Three Months Ended
     September 30, 2002 and September 30, 2001                    6

   Condensed Consolidated Statements of Cash Flows for
     the Three Months Ended September 30, 2002 and
     September 30, 2001                                           6


   Notes to Condensed Consolidated Financial Statements           8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      16

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk                                              21

Item 4. Controls and Procedures                                  21

PART II - OTHER INFORMATION                                      22

Item 1. Legal Proceedings                                        22

Item 2. Changes in Securities                                    22

Item 3. Defaults Upon Senior Securities                          22

Item 4. Submission of Matters to a Vote of Security Holders      22

Item 5. Other Information                                        22

Item 6. Exhibits and Reports on Form 8-K                         22

Signature                                                        22

Certification                                                    23

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)
ASSETS
                                                           Sept. 30,   June 30,
                                                             2002         2002
                                                          (UNAUDITED)
Current Assets:                                           -----------  ---------
  Cash and cash equivalents                               $    8,094   $  7,494

  Marketable securities                                        5,517      5,573

  Restricted cash                                              5,500      5,500

  Accounts receivable - net                                    1,183        781

  Accounts receivable - related medical practices - net       13,303     13,311

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                         625      1,153

  Inventories                                                  4,675      4,664

  Investment in sales-type leases with related parties           134      1,797

  Investment in sales-type lease                                 123        120

  Prepaid expenses and other current assets                    1,655      1,102
                                                          ----------   --------
        Total current assets                                  40,809     41,495
                                                          ----------   --------

Property and equipment - net                                  10,003     10,596

Advances and notes to related parties - net                    1,541      1,497

Investment in sales-type leases - related parties                796        815

Investment in sales-type lease                                   709        741

Notes receivable                                                 132        175

Management agreements - net                                   14,274     14,520

Other intangible assets - net                                  2,878      2,649

Other assets                                                     342        342
                                                          ----------   --------
                                                            $ 71,484   $ 72,830
                                                          ==========   ========

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED, EXCEPT SHARE DATA)


LIABILITIES AND STOCKHOLDERS' EQUITY                       Sept. 30,   June 30,
                                                             2002         2002
Current Liabilities:                                      (UNAUDITED)
  Current portion of long-term debt and                   ----------   --------
    capital leases                                        $    9,245   $  9,776
  Accounts payable                                             4,272      4,077
  Other current liabilities                                    7,764      7,556
  Customer advances                                            4,805      4,308
  Customer advances - related parties                            972      3,400
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                          3,002      1,115
  Income taxes payable                                           758        758
                                                          ----------   --------
      Total Current Liabilities                               30,818     30,990

Long-term debt and capital leases
   less current portion                                          450        833
Unearned revenue - license fee                                 4,095      4,680
Other non-current liabilities                                    347        360
                                                          ----------   --------
      Total Liabilities                                       35,710     36,863
                                                          ----------   --------
Minority interest                                                222        272
                                                          ----------   --------
STOCKHOLDERS' EQUITY

Class A non-voting Preferred Stock $.001 par value;
8,000,000 authorized, 7,836,287 issued and outstanding
at September 30 and at June 30, 2002                               1          1

Common Stock $.0001 par value; 85,000,000
shares authorized; 73,697,536 issued and outstanding
at September 30, 2002 and 71,582,243 at June 30, 2002              7          7

Class B Common Stock $ .0001 par value; 4,000,000
shares authorized, (10 votes per share), 4,211 issued
and outstanding at September 30 and June 30, 2002                  -          -

Class C Common Stock $.0001 par value; 10,000,000 shares
authorized, (25 votes per share), 9,562,824 issued
and outstanding at September 30 and at June 30, 2002               1          1

Paid-in capital in excess of par value                       122,726    120,156
Accumulated other comprehensive income                            78         85
Accumulated deficit                                          (85,589)   (82,883)
Notes receivable from stockholders                           (   997)   (   997)
Treasury stock, at cost - 291,064 shares of common stock
  at September 30, 2002 and June 30, 2002                    (   675)   (   675)
                                                          ----------   --------
      Total Stockholders' Equity                              35,552     35,695
                                                          ----------   --------
      Total Liabilities and Stockholders' Equity          $   71,484   $ 72,830
                                                          ==========   ========

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)                FOR THE THREE MONTHS ENDED
                                                           Sept. 30,   Sept. 30,
                                                             2002         2001
REVENUES                                                  ----------   --------
  Product sales - net                                     $    2,800   $  1,036
  Product sales - related parties - net                        3,159        847
  Service and repair fees - net                                  456        500
  Service and repair fees - related parties - net                 63         42
  Management and other fees - related medical
    practices - net                                            6,532      7,143
  License fees and royalties                                     648        585
                                                          ----------   --------
     Total Revenues - Net                                     13,658     10,153
                                                          ----------   --------
COSTS AND EXPENSES
  Costs related to product sales                               1,880        719
  Costs related to product sales - related parties             1,886        744
  Costs related to service and repair fees                       680        553
  Costs related to service and repair
    fees - related parties                                        94         46
  Costs related to management and other
    fees - related parties                                     3,847      3,970
  Research and development                                     1,246      1,205
  Selling, general and administrative                          5,540      4,742
  Compensatory element of stock issuances for
    selling, general and administrative expenses                 747      1,108
  Provision for bad debts                                         54        143
  Amortization of management agreements                          246        305
                                                          ----------   --------
     Total Costs and Expenses                                 16,220     13,535
                                                          ----------   --------
Loss From Operations                                         ( 2,562)   ( 3,382)

Financing Costs Paid in Stock and Warrants                         -    (   294)

Interest Expense                                             (   246)   (   355)

Interest Income                                                  256        289

Other Income (Expense)                                       (     1)        20

Minority Interest in Income of Partnerships                  (   152)   (   119)
                                                          ----------   --------
Loss Before Provision for Income Taxes                       ( 2,705)   ( 3,841)

Provision for Income Taxes                                         1          6
                                                          ----------   --------
NET LOSS                                                  $  ( 2,706)  $( 3,847)
                                                          ==========   ========
Basic and Diluted Net Loss per share                      $     (.04)  $   (.06)
                                                          ==========   ========

Weighted average number of shares outstanding                 72,249     59,440
                                                          ==========   ========
See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(000'S OMITTED)                                       FOR THE THREE MONTHS ENDED
                                                           Sept. 30,   Sept. 30,
                                                             2002         2001
                                                          ----------   --------
Net loss                                                  $   (2,706)  $ (3,847)

Other comprehensive income, net of tax:
    Unrealized gains on securities,
      net of tax                                                  78        101
                                                          ----------   --------
Total comprehensive loss                                  $   (2,628)  $ (3,746)
                                                          ==========   ========

See accompanying notes to condensed consolidated financial statements
(unaudited).


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)                                       FOR THE THREE MONTHS ENDED
                                                           Sept. 30,   Sept. 30,
                                                             2002         2001
                                                          ----------   --------
Cash Flows from Operating Activities
 Net loss                                                 $  ( 2,706)  $( 3,847)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest in net income of partnerships              152        119
    Depreciation and amortization                              1,154      1,266
    Provision for bad debts                                       54        143
    Compensatory element of stock issuances                      747      1,108
    Stock issued for professional services                       419         87
    Interest expense paid in stock                                10          -
    Financing costs paid in stock and warrants                     -        294
    Amortization of unearned license fee                     (   585)   (   585)
    (Increase) decrease in operating assets, net:
       Accounts and notes receivable                         (   338)       465
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                       528    (   733)
       Inventories                                           (    11)   (   467)
       Principal payments on sales type lease-related
         parties                                               1,682         31
       Principal payments on sales type lease                     29         39
       Prepaid expenses and other current assets             (   553)        35
       Other assets                                                -          9
       Receivables and advances to related parties                92    ( 1,267)
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                          195    (   246)
       Other current liabilities                                 208    (   406)
       Customer advances                                     ( 1,901)       170
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                     1,887    (   251)
       Other liabilities                                     (    13)        10
       Income taxes payable                                        -          6
                                                          ----------   --------
Net cash provided by (used in) operating activities            1,050    ( 4,020)
                                                          ----------   --------

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)                                       FOR THE THREE MONTHS ENDED
                                                           Sept. 30,   Sept. 30,
                                                             2002         2001
                                                          ----------   --------
Cash Flows from Investing Activities:
  Sales of marketable securities                                  49         48
  Purchases of property and equipment                        (   313)   (   200)
  Costs of capitalized software development                  (   224)   (   181)
  Cost of patents and copyrights                             (   104)         -
                                                          ----------   --------
Net cash used in investing activities                        (   592)   (   333)
                                                          ----------   --------

Cash Flows from Financing Activities:
  Distributions to holders of minority interests             (   122)   (    83)
  Repayment of borrowings and capital
    lease obligations                                        (   892)   ( 2,009)
  Proceeds from exercise of stock options
     and warrants                                              1,156          -
                                                          ----------   --------
Net cash provided by (used in) financing activities              142    ( 2,092)
                                                          ----------   --------

Increase (Decrease) in Cash and Cash Equivalents                 600    ( 6,445)

Cash and Cash Equivalents Beginning of Period                  7,494     14,040
                                                          ----------   --------
Cash and Cash Equivalents End of Period                      $ 8,094    $ 7,595
                                                          ==========   ========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on October 7, 2002 for the fiscal year ended June 30, 2002.

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


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

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

Management Agreements

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

Options and warrants to purchase approximately 5,921,000 and 4,036,000 shares of common stock were outstanding at September 30, 2002, and 2001, respectively, but were not included in the computation of diluted earnings per share due to losses for all years, as a result of the options and warrants being antidilutive.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Accounting for Business Combinations" and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill, which arises from business combinations after June 30, 2001, cannot be amortized. In addition, SFAS No. 142 requires the discontinuation of goodwill amortization and the amortization of intangible assets with indeterminate lives effective the date the Company adopts the statement, was adopted on June 30, 2002. The adoption of SFAS No. 142 did not have a significant impact on the consolidated financial statements and the Company expects to continue to amortize all identifiable intangible assets.

In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of the carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 have been adopted by the Company as of July 1,2001. The adoption of SFAS 144 did not have a significant impact to the consolidated financial statements.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


NOTE 4 - MARKETABLE SECURITIES

The following is a summary of marketable securities at September 30, 2002:

                                 (000's omitted)

                                   Unrealized        Fair
                                    Holdings         Market
                      Cost            Gains          Value
                      ------       ----------        -------
U.S. Government       $3,665          $    38        $3,703
 Obligations
Corporate bonds        1,773               41         1,814
                      ------          -------        ------
                      $5,438          $    79        $5,517
                      ======          =======        ======

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is comprised of the following at September 30, 2002:

                                 (000's omitted)

                                            Allowance for
                                              Doubtful
                                            accounts  and
                                Gross        contractual
                              Receivable     allowances         Net
                              ----------    -------------     -------
Receivable from equipment
  sales and service contracts  $ 2,260         $ 1,077        $ 1,183
                               =======         =======        =======

Receivables from related PC's  $15,372         $ 2,069        $13,303
                               =======         =======        =======

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 5 - ACCOUNTS RECEIVABLE, NET (Continued)

Collection by the Company of its accounts receivable may be impaired by the uncollectibility of medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Approximately 54% and 56% of the PC's net revenues for the three months ended September 30, 2002 and 2001, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company takes all legally available steps, including legally prescribed arbitrations, to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

Net revenues from the related PC's, including product sales, accounted for approximately 71% and 79% of the consolidated net revenues for the three months ended September 30, 2002 and 2001, respectively.

Unaudited Financial Information of Unconsolidated Managed Medical Practices

Summarized income statement data for the three months ended September 30, 2002 related to the 21 unconsolidated medical practices managed by the Company is as follows:

                                 (000's omitted)

Patient Revenue - Net                           $8,592
                                                ======
Income from Operations                          $  139
                                                ======
Net Income                                      $    7
                                                ======

NOTE 6 - INVENTORIES

Inventories included in the accompanying consolidated balance sheet consist of:

                                 (000's omitted)

                                 Sept. 30, 2002
                                 --------------
Purchased parts, components
   and supplies                      $3,484

Work-in-process                       1,191
                                     -------
                                     $4,675
                                     =======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 7 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES
                                 (000's omitted)

1) Information relating to uncompleted contracts as of September 30, 2002 is as follows:
     Costs incurred on uncompleted Contracts         $3,840
     Estimated earnings                               2,454
                                                    -------
                                                      6,294
     Less:     Billings to date                       8,671
                                                    -------
                                                    $(2,377)
                                                    =======

Included in the accompanying consolidated balance sheet under the following captions:
     Costs and estimated earnings in excess of
       billings on uncompleted contracts             $  625
     Billings in excess of  costs and estimated
       earnings on uncompleted contracts             (3,002)
                                                    -------
                                                    $(2,377)
                                                    =======
2) Customer advances consist of the following:
                                           As of September 30, 2002
                                           ------------------------
                                                    Related
                                         Total      Parties    Other
                                        --------    --------  -------
Total advances from customers           $14,448     $ 6,402    $8,046
Less:  Advances from customers
       on contracts under construction    8,671       5,430     3,241
                                        -------     -------    ------
                                        $ 5,777     $   972    $4,805
                                        =======     =======    ======

NOTE 8 - STOCKHOLDER'S EQUITY

Common Stock

During the quarter ended September 30, 2002:

a) The Company issued 506,459 shares of common stock to employees as compensation of $688,365 under stock bonus plans.

b) The Company issued 171,380 shares of common stock to consultants and others of $208,601.

c) The Company issued 323,283 shares of common stock for professional services of $426,442.

d) The Company issued 26,671 shares of common stock of $31,203 upon the exercise of stock options.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

NOTE 8 - STOCKHOLDER'S EQUITY (Continued)

Common Stock (Continued)

During the quarter ended September 30, 2001:

a) The Company issued 55,133 shares of common stock for professional services of $87,019.

b) The Company issued 317,339 shares of common stock to employees as compensation of $572,118 under stock bonus plans.

c) The Company issued 125,000 shares of common stock for consulting services of $197,506.

Warrants

During the first quarter of fiscal 2003 in accordance with our agreements with The Tail Wind Fund, Ltd., the Company issued replacement callable warrants to purchase 2,000,000 shares, on the same terms as the original warrants. The original warrants were exercised at reduced prices: 1,000,000 at $1.50 per share during the year ended June 30, 2002, and 1,000,000 at $1.125 per share during the first quarter of fiscal 2003. The exercise price of these replacement callable warrants will vary depending on the market price of the stock, subject to a minimum exercise price of $2 per share and maximum of $6 per share.


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2002 and 2001, the Company paid approximately $283,000 and $289,000 for interest, respectively. In addition, during the three months ended September 30, 2002 and 2001, the Company paid approximately $1,000 and $0 for income taxes, respectively.

During the three months ended September 30, 2002, the Company issued 87,500 shares of the common stock, valued at $90,125, as compensation to the holder of a minority interest in certain limited partnerships involving MRI facilities.


NOTE 10 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of physician practices, including diagnostic imaging services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company 10-K as of June 30, 2002. All inter-segment sales are market-based. The Company evaluates performance based on income or loss from operations.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE 10 - SEGMENT AND RELATED INFORMATION (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                 (000's omitted)
                                                          Physician
                                               Medical    Management
                                              Equipment    Services     Total
                                              ---------   ----------   --------
For the Quarter ended September 30, 2002:

Net revenue from external customers            $ 7,126     $ 6,532     $13,658
Inter-segment net revenues                     $   361       ---       $   361
Operating loss                                 $(2,507)    $   (55)    $(2,562)
Depreciation and amortization                  $   634     $   520     $ 1,154

Compensatory element of stock issuances        $   240     $   507     $   747
Total identifiable assets                      $38,671     $34,437     $73,108
Capital expenditures                           $   100     $   213     $   313

For the Quarter ended September 30, 2001:

Net revenue from external customers            $ 3,010     $ 7,143     $10,153
Inter-segment net revenues                     $   353       ---       $   353
Operating (loss) income                        $(3,937)    $   555     $(3,382)
Depreciation and amortization                  $   636     $   630     $ 1,266
Compensatory element of stock issuances        $   565     $   543     $ 1,108

Total identifiable assets                      $42,548     $36,906     $79,454
Capital expenditures                           $    40     $   160     $   200


NOTE 11 - FOREIGN SALES

During the three months ended September 30, 2002 and 2001, the Company had foreign revenues of approximately $252,000 and $299,000, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the fiscal  quarter ended  September 30, 2002 (first  quarter of fiscal
2003), the Company reported a net loss of $2.7 million on revenues of $13.7 million as compared to a net loss of $3.8 million on revenues of $10.2 million for the first quarter of fiscal 2002.

     The Company operates in two industry segments: the manufacture and servicing of medical (MRI) equipment, the Company's traditional business which is conducted directly by Fonar and physician and diagnostic management services, which is conducted through Fonar's wholly-owned subsidiary, Health Management Corporation of America ("HMCA").

     MRI equipment sales increased dramatically by 216%, from $1.9 million for the first three months of fiscal 2002 to $6.0 million for the first three months of fiscal 2003, reflecting increased sales of the Stand-Up MRI scanners. Service and repair revenues declined slightly by 4%, from $542,000 for the first three months of fiscal 2002 to $519,000 for the first three months of fiscal 2003. Consequently, overall revenues recognized by the Company's MRI equipment manufacturing and service business increased by 137% from $3.0 million in the first three months of fiscal 2002 to $7.1 million in the first three months of fiscal 2003. There were significant increases in scanner sales to both unrelated parties, from $1.0 million in the first three months of fiscal 2002 to $2.8 million in the first three months of fiscal 2003 (170%) and to related parties, from $847,000 in the first three months of fiscal 2002 to $3.2 million in the first three months of fiscal 2003 (273%). As a result, the operating loss from the Company's MRI equipment manufacturing and service business improved to $2.5 million for the three months of fiscal 2003 from $3.9 million for the first three months of fiscal 2002.

     The dramatic increase in product sales reflected market acceptance of the Company's Stand-Up(TM) MRI scanners. During the first three months of fiscal 2003, revenues of approximately $5.5 million were recognized from sales of Stand-Up(TM) MRI scanners and $100,000 from sales of a refurbished Beta MRI scanner. During the first three months of fiscal 2002, the Company recognized revenues of approximately $1.6 million from the sale of Stand-Up(TM) MRI scanners and $164,000 from the sales of QUAD(TM) scanners.

     There were approximately $252,000 in foreign sales revenues for the first three months of fiscal 2003 as compared to approximately $299,000 in foreign sales revenues for the first three months in fiscal 2002.

     HMCA, which provides physician and diagnostic management services, experienced an operating loss of $55,000 for the first three months of fiscal 2003 compared to operating income of $555,000 for the first three months of fiscal 2002. The decline in HMCA income was attributable to lower revenues reflecting a decline in management fees ($6.5 million for the first three months of fiscal 2003 compared to $7.1 million for the first three months of fiscal
2002) from the facilities and medical practices managed by HMCA. The principal cause for the decline in HMCA revenues was the closing of five facilities in fiscal 2002.

     Accordingly, the Company's consolidated operating loss was $2.6 million for the first three months of fiscal 2003 as compared to a consolidated operating loss of $3.4 million for the first three months of fiscal 2002.

                       FONAR CORPORATION AND SUBSIDIARIES

     Although the Company's scanner sales increased significantly from fiscal 2002, increased costs and expenses, together with a decline in management fee revenues recognized by HMCA, are the principal reasons for the Company's improved but continuing operating losses. Product sales revenues attributable to the Company's medical (MRI) equipment business were $6.0 million for the first three months of fiscal 2003 as compared to $1.9 million for the first three months of fiscal 2002. Costs of revenues attributable to the Company's product sales were $3.8 million for the first three months of fiscal 2003 as compared to $1.5 million for the first three months of fiscal 2002.

     As a result, the Company recognized a gross profit from product sales of $2.2 million and a gross profit margin of 37% for the first quarter of fiscal 2003 as compared to a gross profit of $420,000 and a gross profit margin of 22% for the first quarter of fiscal 2002. Our gross profit margin on product sales increased as a result of greater efficiencies realized as a result of our increased sales volume.

     The Company's efforts to improve equipment sales volume have emphasized increased marketing and sales efforts and research and development to improve the competitiveness of its products.

     As a result, we incurred expenses of approximately $733,000 in our new advertising program, which includes television and radio advertising, during the first quarter of fiscal 2003. This was the principal reason selling, general and administrative expenses increased from $4.7 million in the first three months of fiscal 2002 to $5.5 million in the first three months of fiscal 2003. Research and development expenditures remained constant at $1.2 million for the first three months of fiscal 2003 as compared to the first three months of fiscal 2002.

     There was a decrease of 33% in compensatory element of stock issuance from approximately $1.1 million for the first three months of fiscal 2002 to approximately $747,000 for the first three months of fiscal 2003, reflecting a lesser use of Fonar's stock bonus plan.

     Interest expense of $246,000 in the first three months of fiscal 2003 decreased by 31% as compared to $355,000 for the first three months of fiscal 2002 due to the repayment of indebtedness. In addition, we had financing costs of $294,000 paid in stock and warrants in the first fiscal quarter 2002 as compared to no such costs in the first fiscal quarter of 2003.

     Inventories remained constant at $4.7 million at September 30, 2002 as compared to June 30, 2002 as the Company purchased parts and commenced manufacturing scanners to fill orders and anticipated orders.

     Accounts receivable increased to $14.5 million as at September 30, 2002 from $14.1 million as at June 30, 2002, primarily due to increased receivables from service contracts on MRI scanners.

     In July, 2002 General Electric and the Company entered into an agreement under which General Electric agreed to act as a sales representative for the Company's Stand-Up(TM) MRI scanners. Fonar has been working closely with GE Medical Systems to assist them in marketing the Stand-Up(TM) MRI. General Electric purchased two Stand-Up MRI scanners to resell to its customers in September 2002.

     The Company's Stand-Up(TM), QUAD(TM) and Fonar-360(TM) MRI scanners, together with the Company's works-in-progress (QUAD-S(TM) MRI) and other works in progress, are intended to significantly improve the Company's competitive

                       FONAR CORPORATION AND SUBSIDIARIES

position. In addition, the Company offers a low cost open scanner, the Echo(TM) MRI, operating at .3 Tesla field strength for its cost conscious customers.

     The Company's Stand-Up(TM) scanner, which operates at 6000 gauss (.6 Tesla) field strength, allows patients to be scanned while standing or reclining. As a result, for the first time, MRI is able to be used to show abnormalities and injuries under full weight-bearing conditions, particularly the spine and joints. A floor-recessed elevator brings the patient to the height appropriate for the targeted image region. A custom-built adjustable bed will allow patients to sit or lie on their backs, sides or stomachs at any angle. Full-range-of-motion studies of the joints in virtually any direction will be possible, an especially promising feature for sports injuries.

     The Stand-Up(TM) will also be useful for MRI directed neuro-surgical procedures as the surgeon would have unhindered access to the patient with no restrictions in the vertical direction. This easy-entry, mid-field-strength scanner should be ideal for trauma centers where a quick MRI-screening within the first critical hour of treatment will greatly improve patients' changes for survival and optimize the extent of recovery.

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

     The Fonar 360(TM) is presently marketed as a diagnostic scanner and is sometimes referred to as the Open Sky(TM) MRI. In its Open Sky(TM) version, the Fonar 360(TM) serves as an open patient friendly scanner which allows 360 access to the patient on the scanner bed. To optimize the patient-friendly character of the Open Sky(TM) MRI, the walls, floor, ceiling and magnet poles are decorated with landscape murals. The patient gap is twenty inches and the magnetic field strength, like that of FONAR's Stand-Up(TM) and QUAD(TM) MRI scanner, is 0.6 Tesla.

     In the future, we may also develop the Fonar 360(TM) to function as an operating room. We sometimes refer to this contemplated version of the Fonar 360(TM) as the OR-360(TM). In its OR-360(TM) version, which is in the planning stages, the enlarged room sized magnet and 360 access to the patient afforded by the Fonar 360(TM) would permit full-fledged surgical teams to walk into the magnet and perform surgery on the patient inside the magnet. Most importantly the exceptional quality of the MRI image and its capacity to exhibit tissue detail on the image, can then be obtained real time during surgery to guide the surgeon in the surgery. Thus surgical instruments, needles, catheters, endoscopes and the like could be introduced directly into the human body and guided to the malignant lesion by means of the MRI image. The number of inoperable lesions should be greatly reduced by the availability of this new capability. Most importantly treatment can be carried directly to the target tissue. The interventional OR-360(TM) version of the Fonar 360(TM) is still in the planning stages. There is not a prototype. A full range of MRI compatible surgical instruments using ceramic cutting tools and beryllium-copper materials are commercial available.

     The QUAD(TM)MRI scanner also utilizes a 0.6 Tesla iron core electromagnet and is accessible from four sides. The QUAD(TM)was the first "open" MRI scanner at high field.

                       FONAR CORPORATION AND SUBSIDIARIES

     The Company's works in progress include an in-office weight bearing extremities scanner which will be able to be used to examine the knee, foot, elbow, hand and wrist. This scanner will allow scans to be performed in under both weight-bearing and non-weight-bearing conditions.

     The Company expects marked demand for its most commanding MRI products, the Stand-Up(TM) and the Fonar 360(TM), first for their exceptional features in patient diagnosis and treatment. These scanners additionally provide improved image quality and higher imaging speed because of their higher field strength of ..6 Tesla.

Liquidity and Capital Resources

     As a result of increased sales, the Company's cash reserves improved in the first quarter of fiscal 2003. Cash, cash equivalents and marketable securities increased by 4.2% from $13.1 million at June 30, 2002 to $13.6 million at September 30, 2002. Principal uses of cash during the first quarter of fiscal 2003 included capital expenditures of $313,000, repayment of indebtedness and capital lease obligations in the amount of $892,000, capitalized software development costs of $224,000 and capitalized patent and trademark costs of $104,000.

     Marketable securities approximated $5.5 million as of September 30, 2002, as compared to $5.6 million at June 30, 2002. At September 30, 2002, our investments in U.S. Government obligations were approximately $3.7 million and our investments in corporate and government agency bonds were approximately $1.8 million. This has had the intended effect of reducing the volatility of the Company's investment portfolio.

     Cash provided by operating activities for the first quarter of fiscal 2003 approximated $1.1 million. Cash provided by operating activities was attributable substantially to prepayments from related parties on certain sales-type leases.

     Cash used in investing activities for the first quarter of fiscal 2003 approximated $592,000. The principal uses of cash from investing activities during the first quarter of fiscal 2003 consisted of expenditures for property and equipment and capitalized software and patent costs of approximately $641,000, offset by the proceeds from the sale of marketable securities of $49,000.

     Cash provided by financing activities for the first quarter of fiscal 2003 approximated $142,000. The principal uses of cash in financing activities during the first quarter of fiscal 2003 consisted of repayment of principal on long-term debt of approximately $892,000 and the principal sources were proceeds from exercises of stock options and warrants of $1.2 million.

     Total liabilities decreased slightly by 3.1% during the first quarter of fiscal 2003, from approximately $36.9 million at June 30, 2002 to approximately $35.7 million at September 30, 2002. The decrease in liabilities was attributable principally to a decrease in long term debt ($833,000 to $450,000) and a decrease in current the portion of long term debt ($9.8 million to $9.2 million).

     During the first quarter of fiscal 2003 in accordance with our agreements with The Tail Wind Fund, Ltd., we issued replacement callable warrants to purchase 2,000,000 shares, on the same terms as the original warrants (which were exercised at reduced prices: 1,000,000 at $1.50 per share during fiscal 2002 and 1,000,000 at $1.125 per share during the first quarter of fiscal 2003).

                       FONAR CORPORATION AND SUBSIDIARIES

The exercise price of these replacement callable warrants will vary depending on the market price of the stock, subject to a minimum exercise price of $2 per share and maximum of $6 per share.

     As at September 30, 2002, our obligations included approximately $7.8 million in other current liabilities including deferred revenue from license fees of $2.3 million, unearned revenue on service contracts of $1.2 million, accrued salaries and payroll taxes of $2.1 million and excise and sales taxes of $1.9 million.

     As of September 30, 2002, we had a bank credit facility of $5,500,000. The unused portion of the facility was approximately $102,000. The interest on loans made under the facility is either the bank's prime rate, as in effect from time to time or 0.5% plus the bank's cost of funds rate, as selected by Fonar when the loan is made.

     Our working capital surplus as of September 30, 2002 approximates $10.0 million, as compared to a working capital surplus of $10.5 million as of June 30, 2002, declining slightly by 4.9%. This reflects principally a decrease of $528,000 ($1.2 million at June 30, 2002 as compared to $625,000 at September 30,
2002) in costs and estimated earnings in excess of billings on uncompleted contracts (this item represents the extent to which the revenues earned on a contract exceed the advances we received from the customer) and a decrease in the current portion of investments in sales-type leases with related parties ($1.8 million at June 30, 2002 as compared to $134,000 at September 30, 2002 resulting from prepayments of the leases) offset by an increase in cash of $600,000 ($7.5 million at June 30, 2002 as compared to $8.1 million at September 30, 2002) and increases in accounts receivable ($14.1 million at June 30, 2002 as compared to $14.5 million at September 30, 2002) and prepaid expenses and other current assets ($1.1 million at June 30, 2002 as compared to $1.7 million at September 30, 2002). We have been able to maintain our working capital surplus notwithstanding our operating losses because of customer advances from increased sales of our scanner products.

     In order to conserve our capital resources, we have issued common stock under our stock bonus and stock option plans to compensate employees and non-employees for services rendered. In first quarter of fiscal 2003, the compensatory element of stock issuances was $747,000 as compared to $1.1 million for the first quarter of fiscal 2002. Utilization of equity in lieu of cash compensation has improved our liquidity since it increases cash available for other expenditures.

     The foregoing trends in Fonar's capital resources are expected to improve as Fonar's MRI scanner products gain wider market acceptance and produce greater sales revenues.

     Fonar has not committed to making capital expenditures in the 2003 fiscal year other than its intention to continue research and development expenditures at current levels and to purchase equipment for $35,000. In addition, HMCA plans to incur expenditures of approximately $140,000 for a new billing system. HMCA also expects to incur expenditures of approximately $606,000 to refurbish and improve two MRI facilities.

     Our business plan currently includes an aggressive program for manufacturing and selling our new line of Open MRI scanners. In addition, we are enhancing our revenue by participating into the physician and diagnostic management services business through our subsidiary, HMCA. HMCA is in the process of upgrading the facilities which it manages, most significantly by the replacement of existing MRI scanners with new Stand-Up(TM) MRI scanners.

                       FONAR CORPORATION AND SUBSIDIARIES

     Our business plan calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices.

     We believe that the above mentioned financial resources, anticipated cash flows from operations and potential financing sources, will provide the cash flows needed to achieve the sales, service and production levels necessary to support our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our investments are in fixed rate instruments. None of the fixed rate instruments in which we invest extend beyond September 30, 2007. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by us at September 30, 2002.

                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE

                                   Investments
                                  in Fixed Rate        Weighted Average
                 Date              Instruments          Interest Rate
                 -------          -------------        ----------------
                 9/30/03           $3,578,534               5.68%
                 9/30/04              962,454               5.35%
                 9/30/05              300,000               5.17%
                 9/30/06              300,000               5.25%
                 9/30/07              297,771               5.49%
                                   ----------
                 Total:            $5,438,759
                                   ==========
                 Fair Value
                   at 9/30/02      $5,516,528
                                   ==========

     All  of  our  revenue,   expense  and  capital  purchasing  activities  are
transacted in United States dollars.

     See Note 11 to the consolidated Financial Statements in our Form 10-K for information on long term debt.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the principal executive and acting principal financial officer of the Company concluded that disclosure controls and procedures were adequate.

(b) Change in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the principal executive and acting principal financial officer.

                       FONAR CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

     There were no material changes in litigation for the first three months of fiscal 2003.

Item 2 - Changes in Securities:   None

Item 3 - Defaults Upon Senior Securities:  None

Item 4 - Submission of Matters to a Vote of Security Holders:  None

Item 5 - Other Information:  None

Item 6 - Exhibits and Reports on Form 8-K: We filed a report on Form 8-K on September 10, 2002, reflecting a change of our accountants from Grassi & Co., CPAs, P.C. to Marcum & Kliegman LLP. The reason for this change was that the individual accountants handling our account left Grassi & Co. and joined Marcum & Kliegman.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FONAR CORPORATION
                                  (Registrant)

                                            By:  /s/ Raymond V. Damadian
                                                 Raymond V. Damadian
                                                 President & Chairman
Dated:   November 18, 2002

                       FONAR CORPORATION AND SUBSIDIARIES

                                  CERTIFICATION

I, Raymond V. Damadian, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Fonar Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function);

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 18, 2002

/s/ Raymond V. Damadian
Raymond V. Damadian
President, Principal Executive Officer and Acting Principal
Financial Officer