Form 10-Q
period 2002-12-31
FONAR CORP
filed 2003-02-14
CIK 355019

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    DECEMBER 31, 2002
                                      ----------------------------

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                                     ------------     -------------
      Commission file number  0-10248
                            ------------

                          FONAR CORPORATION
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

             DELAWARE                          11-2464137
--------------------------------    ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

110 Marcus Drive     Melville, New York                 11747
------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:     (631)  694-2929
                                                      ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).   YES X    NO
                                                 ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

            Class                     Outstanding at February 10, 2003
--------------------------------    ---------------------------------------
Common Stock, par value $.0001                      76,680,706
Class B Common Stock, par value $.0001                   4,153
Class C Common Stock, par value $.0001               9,562,824
Class A Preferred Stock, par value $.0001            7,836,287

FONAR CORPORATION AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION                                  PAGE


Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - December 31, 2002
     (Unaudited) and June 30, 2002                                     3

   Condensed Consolidated Statements of Operations for
     the Three Months Ended December 31, 2002 and
     December 31, 2001 (Unaudited)                                     5

   Condensed Consolidated Statements of Operations for
     the Six Months Ended December 31, 2002 and
     December 31, 2001 (Unaudited)                                     6

   Condensed Consolidated Statements of Comprehensive
     Income (Loss) for the Three Months Ended
     December 31, 2002 and December 31, 2001 (Unaudited)               7

   Condensed Consolidated Statements of Comprehensive
     Income (Loss) for the Six Months Ended
     December 31, 2002 and December 31, 2001 (Unaudited)               7

   Condensed Consolidated Statements of Cash Flows for
     the Six Months Ended December 31, 2002 and
     December 31, 2001 (Unaudited)                                     8


   Notes to Condensed Consolidated Financial Statements (Unaudited)   10

Item 2. Management's Discussion and Analysis of Financial             19
        Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About                25
        Market Risk

Item 4. Controls and Procedures                                       25

PART II - OTHER INFORMATION                                           26

Item 1. Legal Proceedings                                             26

Item 2. Changes in Securities                                         26

Item 3. Defaults Upon Senior Securities                               26

Item 4. Submission of Matters to a Vote of Security Holders           26

Item 5. Other Information                                             26

Item 6. Exhibits and Reports on Form 8-K                              26

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                                  December 31,   June 30,
                                                           2002         2002
                                                        (UNAUDITED)
Current Assets:                                            ---------   ---------
  Cash and cash equivalents                                $  4,890    $  7,494

  Marketable securities                                       5,743       5,573

  Restricted cash                                             5,500       5,500

  Accounts receivable - net                                   1,501         781

  Accounts receivable - related medical practices - net      12,936      13,311

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                      1,308       1,153

  Inventories                                                 3,955       4,664

  Investment in sales-type leases with related parties          119       1,797

  Investment in sales-type lease                                127         120

  Prepaid expenses and other current assets                   1,986       1,102
                                                           ---------   ---------
        Total current assets                                 38,065      41,495
                                                           ---------   ---------

Property and equipment - net                                  9,325      10,596

Advances and notes to related parties - net                   1,274       1,497

Investment in sales-type leases - related parties               777         815

Investment in sales-type lease                                  676         741

Notes receivable                                                 89         175

Management agreements - net                                  14,028      14,520

Other intangible assets - net                                 3,059       2,649

Other assets                                                    348         342
                                                           ---------   ---------
                                                           $ 67,641    $ 72,830
                                                           =========   =========


See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)
                                                        December 31,    June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                        2002          2002
                                                         (UNAUDITED)
Current Liabilities:                                       ---------   ---------
  Current portion of long-term debt and capital leases     $  8,642    $  9,776
  Accounts payable                                            6,396       4,077
  Other current liabilities                                   7,980       7,556
  Customer advances                                           3,149       4,308
  Customer advances - related parties                           991       3,400
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                         1,414       1,115
  Income taxes payable                                          758         758
                                                           ---------   ---------
      Total Current Liabilities                              29,330      30,990

Long-term debt and capital leases
   less current portion                                         333         833
Unearned revenue - license fee                                3,510       4,680
Other non-current liabilities                                   335         360
                                                           ---------   ---------
      Total Liabilities                                      33,508      36,863
                                                           ---------   ---------
Minority interest                                               199        272
                                                           ---------    --------
STOCKHOLDERS' EQUITY

Class A  non-voting  Preferred  Stock  $.0001  par
value; 8,000,000 authorized,  7,836,287 issued and
outstanding at December 31 and at June 30, 2002                   1           1

Common Stock $.0001 par value;  85,000,000  shares
authorized;  74,657,193  issued and outstanding at
December 31, 2002 and  71,582,243 at June 30, 2002                7           7

Class B Common Stock $ .0001 par value;  4,000,000
shares  authorized,  (10 votes per  share),  4,211
issued and outstanding at December 31 and June 30,
2002                                                              -           -

Class C Common Stock $.0001 par value;  10,000,000
shares authorized, (25 votes per share), 9,562,824
issued and  outstanding at December 31 and at June
30, 2002                                                          1           1

Paid-in capital in excess of par value                      123,720     120,156
Accumulated other comprehensive income                           61          85
Accumulated deficit                                         (88,510)    (82,883)
Notes receivable from stockholders                          (   671)    (   997)

Treasury stock, at cost - 291,064 shares of common
  stock at December 31 and at June 30, 2002                 (   675)    (   675)
                                                           ---------   ---------
      Total Stockholders' Equity                             33,934      35,695
                                                           ---------   ---------
      Total Liabilities and Stockholders' Equity           $ 67,641    $ 72,830
                                                           =========   =========
See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                      FOR THE THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                           ---------------------
                                                              2002        2001
REVENUES                                                   ---------   ---------
  Product sales - net                                      $  5,933    $    480
  Product sales - related parties - net                       2,822       1,585
  Service and repair fees - net                                 594         472
  Service and repair fees - related parties - net               101          67
  Management and other fees - related medical
    practices - net                                           6,166       6,514
  License fees and royalties                                    732         648
                                                           ---------   ---------
     Total Revenues - Net                                    16,348       9,766
                                                           ---------   ---------
COSTS AND EXPENSES
  Costs related to product sales                              4,105         348
  Costs related to product sales - related parties            1,697       1,175
  Costs related to service and repair fees                      700         542
  Costs related to service and repair
    fees - related parties                                      122          77
  Costs related to management and other
    fees - related parties                                    3,696       4,349
  Research and development                                    1,358       1,254
  Selling, general and administrative                         6,120       5,078
  Compensatory element of stock issuances for
    selling, general and administrative expenses              1,059         627
  Provision for bad debts                                       114          42
  Amortization of management agreements                         246         305
                                                           ---------   ---------
     Total Costs and Expenses                                19,217      13,797
                                                           ---------   ---------
Loss From Operations                                        ( 2,869)    ( 4,031)

Financing Costs Paid in Stock and Warrants                        -     (   721)

Interest Expense                                           (    121)    (   207)

Interest Income                                                 191         244

Other Income (Expense)                                     (      2)    (     4)

Minority Interest in Income of Partnerships                (    117)         19
                                                           ---------   ---------
Loss Before Provision for Income Taxes                     (  2,918)    ( 4,700)

Provision for Income Taxes                                        3          10
                                                           ---------   ---------
NET LOSS                                                   $( 2,921)   $( 4,710)
                                                           =========   =========
Basic and Diluted Net Loss per share                        $(.04)       $(.08)
                                                           =========   =========

Weighted average number of shares outstanding               73,926      60,667
                                                           =========   =========
See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(000's OMITTED, except per share data)
                                                        FOR THE SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                           ---------------------
                                                              2002        2001
REVENUES                                                   ---------   ---------
  Product sales - net                                       $ 8,733    $ 1,516
  Product sales - related parties - net                       5,981      2,433
  Service and repair fees - net                               1,050        972
  Service and repair fees - related parties - net               164        109
  Management and other fees - related medical
    practices - net                                          12,698     13,657
  License fees and royalties                                  1,380      1,233
                                                           ---------   ---------
     Total Revenues - Net                                    30,006     19,920
                                                           ---------   ---------
COSTS AND EXPENSES
  Costs related to product sales                              5,985      1,067
  Costs related to product sales - related parties            3,583      1,920
  Costs related to service and repair fees                    1,380      1,095
  Costs related to service and repair
    fees - related parties                                      216        123
  Costs related to management and other
    fees - related parties                                    7,543      8,318
  Research and development                                    2,604      2,460
  Selling, general and administrative                        11,660      9,820
  Compensatory element of stock issuances for
    selling, general and administrative expenses              1,806      1,735
  Provision for bad debts                                       168        185
  Amortization of management agreements                         492        609
                                                           ---------   ---------
     Total Costs and Expenses                                35,437      27,332
                                                           ---------   ---------
Loss From Operations                                        ( 5,431)    ( 7,412)

Financing Costs Paid in Stock and Warrants                        -     ( 1,015)

Interest Expense                                            (   367)    (   562)

Interest Income                                                 447         533

Other Income (Expense)                                      (     3)         16

Minority Interest in Income of Partnerships                 (   269)    (   100)
                                                           ---------   ---------
Loss Before Provision for Income Taxes                      ( 5,623)    ( 8,540)

Provision for Income Taxes                                        4          17
                                                           ---------   ---------
NET LOSS                                                   $( 5,627)   $( 8,557)
                                                           =========   =========
Basic and Diluted Net Loss per share                         $(.08)      $(.14)
                                                           =========   =========

Weighted average number of shares outstanding                73,088     60,053
                                                           =========   =========

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(000'S OMITTED)


                                                      FOR THE THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                           ---------------------
                                                              2002        2001
                                                           ---------   ---------
Net loss                                                   $ (2,921)   $ (4,710)

Other comprehensive loss, net of tax:
    Unrealized losses on securities,
      net of tax                                             (   17)     (   35)
                                                           ---------   ---------
Total comprehensive loss                                   $ (2,938)   $ (4,745)
                                                           =========   =========

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).


FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(000'S OMITTED)

                                                        FOR THE SIX MONTHS ENDED
                                                               DECEMBER 31,
                                                           ---------------------
                                                              2002        2001
                                                           ---------   ---------
Net loss                                                    $(5,627)   $ (8,557)

Other comprehensive income, net of tax:
    Unrealized gains on securities,
      net of tax                                                 61          66
                                                           ---------   ---------
Total comprehensive loss                                   $ (5,566)   $ (8,491)
                                                           =========   =========



See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                        FOR THE SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                           ---------------------
                                                              2002       2001
                                                           ---------   ---------
Cash Flows from Operating Activities
 Net loss                                                  $( 5,627)   $( 8,557)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest in net income of partnerships             269         100
    Depreciation and amortization                             2,299       2,567
    Provision for bad debts                                     168         185
    Compensatory element of stock issuances                   1,806       1,735
    Stock issued for professional services                      701         339
    Interest expense paid in stock                               10           -
    Financing costs paid in stock and warrants                    -       1,015
    Amortization of unearned license fee                    ( 1,170)    ( 1,170)
    (Increase) decrease in operating assets, net:
       Accounts and notes receivable                        (   340)        883
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                  (   155)        466
       Inventories                                              709     (   978)
       Principal payments on sales type lease-related
         parties                                              1,716          30
       Principal payments on sales type lease                    58          66
       Prepaid expenses and other current assets            (   884)    (   468)
       Other assets                                         (     6)          1
       Receivables and advances to related parties              203     ( 1,265)
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                       2,319     (   453)
       Other current liabilities                                591     (   135)
       Customer advances                                    ( 3,538)      1,327
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                      299         223
       Other liabilities                                    (    25)         21
       Income taxes payable                                       -          12
                                                           ---------   ---------
Net cash used in operating activities                       (   597)    ( 4,056)
                                                           ---------   ---------











See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                        FOR THE SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                           ---------------------
                                                              2002       2001
                                                           ---------   ---------
Cash Flows from Investing Activities:
  Sales (purchases) of marketable securities                (   194)         14
  Purchases of property and equipment                       (   439)    (   801)
  Costs of capitalized software development                 (   436)    (   354)
  Cost of patents and copyrights                            (   168)          -
                                                           ---------   ---------
Net cash used in investing activities                       ( 1,237)    ( 1,141)
                                                           ---------   ---------

Cash Flows from Financing Activities:
  Distributions to holders of minority interests            (   262)    (   167)
  Repayment of long-term debt and capital
    leases                                                  ( 1,612)    ( 2,917)
  Proceeds from exercise of stock options
     and warrants                                             1,104           -
                                                           ---------   ---------
Net cash used in financing activities                       (   770)    ( 3,084)
                                                           ---------   ---------

Decrease in Cash and Cash Equivalents                       ( 2,604)    ( 8,281)

Cash and Cash Equivalents Beginning of Period                 7,494      14,040
                                                           ---------   ---------
Cash and Cash Equivalents End of Period                     $ 4,890     $ 5,759
                                                           =========   =========

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on October 7, 2002 for the fiscal year ended June 30, 2002.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation (Continued)

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with EITF Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share," the Company's participating convertible securities, which include the Class A Non-voting Preferred stock, Class B common stock and Class C common stock, are not included in the computation of basic or diluted

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share (Continued)

earnings per share since they are antidilutive. In accordance with EITF Topic D-95, prior period's earnings per share were restated. Diluted earnings (loss) per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period.

Options and warrants to purchase approximately 5,921,000 and 4,036,000 shares of common stock were outstanding at December 31, 2002, and 2001, respectively, but were not included in the computation of diluted earnings per share due to losses for all periods, as a result of the options and warrants being antidilutive.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Accounting for Business Combinations" and SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and prohibits the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. According to SFAS No. 142, goodwill, which arises from business combinations after June 30, 2001, cannot be amortized. In addition, SFAS No. 142 requires the discontinuation of goodwill amortization and the amortization of intangible assets with indeterminate lives effective the date the Company adopts the statement. The Company adopted SFAS No. 141 and SFAS No. 142 on July 1, 2001.

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

In April 2002, the FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishments", and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements", which amended SFAS No. 4, affects income statement classification of gains and losses from extinguishment of debt. The Company

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

adopted SFAS 145 on January 1, 2002 on a prospective basis and the adoption did not have a significant impact to the consolidated financial statements.

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

On December 31, 2002, the FASB issued SFAS No.148 ("SFAS 148"), Accounting for stock-Based Compensation-Transition and Disclosure. SFAS 148 amends SFAS No. 123 ("SFAS 123"), Accounting for Stock -Based Compensation, to provide an alternative method of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting polices of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123, or the intrinsic value method of APB opinion No. 25. The Company will continue to account for stock-based compensation according to APB opinion No. 25, while its adoption of SFAS 148 will require the Company to provide prominent disclosures about the effect of SFAS 123 on reported income and will require the Company to disclose these effects in the interim financial statements as well starting with the quarter ending March 31, 2003. The Company does not expect the adoption of SFAS 148 will have a significant impact to the consolidated financial position or results of operations.

In November 2002, The FASB issued FASB Interpretation No.45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirement are effective for the Company during the Company's third quarter ending March 31, 2003. The Company does not expect the adoption of FIN 45 will have a significant impact on its consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 " Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its results of operations and financial condition.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 4 - MARKETABLE SECURITIES

The following is a summary of marketable securities at December 31, 2002:

                                 (000's omitted)


                                   Unrealized       Fair
                                    Holdings        Market
                      Cost            Gains         Value
                      ------       ----------       -------
U.S. Government       $3,883        $    14         $3,897
 Obligations
Corporate bonds        1,799             47          1,846
                      ------         -------        ------
                      $5,682        $    61         $5,743
                      ======         =======        ======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is comprised of the following at December 31, 2002:
                                           (000's omitted)
                                            Allowance for
                                              Doubtful
                                            accounts  and
                                Gross        contractual
                              Receivable     allowances         Net
                              ----------    -------------     -------
Receivable from equipment
  sales and service contracts  $ 2,578         $ 1,077        $ 1,501
                               =======         =======        =======
Receivables from related PC's  $15,065         $ 2,129        $12,936
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

Collection by the Company of its accounts receivable may be impaired by the uncollectibility of medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Approximately 58% and 56% of the PC's net revenues for the six months ended December 31, 2002 and 2001, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company takes all legally available steps, including legally prescribed arbitrations, to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

Net revenues from the related PC's, including product sales, accounted for approximately 63% and 81% of the consolidated net revenues for the six months ended December 31, 2002 and 2001, respectively.

Unaudited Financial Information of Unconsolidated Managed Medical Practices

Summarized income statement data for the six months ended December 31, 2002 related to the 21 unconsolidated medical practices managed by the Company is as follows:
                                           (000's omitted)
Patient Revenue - Net                          $17,279
                                               =======
Income from Operations                         $   495
                                               =======
Net Income                                     $    17
                                               =======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)

NOTE 6 - INVENTORIES

Inventories included in the accompanying consolidated balance sheet consist of:

                                 (000's omitted)
                                  Dec 31, 2002
                                 --------------
Purchased parts, components
   and supplies                      $2,821
Work-in-process                       1,134
                                     -------
                                     $3,955
                                     =======

NOTE 7 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

                                 (000's omitted)
1) Information relating to uncompleted contracts as of December 31, 2002 is as follows:


Costs incurred on uncompleted Contracts         $7,567
Estimated earnings                               4,475
                                                -------
                                                12,042

Less:     Billings to date                      12,148
                                                -------
                                                $ (106)
                                                =======
Included in the accompanying consolidated balance sheet under the following captions:

     Costs and estimated earnings in excess of
       Billings on uncompleted contracts             $1,308
     Billings in excess of  costs and estimated
       Earnings on uncompleted contracts             (1,414)
                                                     -------
                                                     $ (106)
                                                     =======
2)                                      Customer   advances  consist  of  the
                                        following: As of December 31, 2002
                                        ----------------------------------
                                                    Related
                                         Total      Parties    Other
                                        --------    --------  -------
Total advances from customers           $16,288     $ 6,690   $ 9,598
Less:  Advances from customers
       on contracts under construction   12,148       5,699     6,449
                                        -------     -------    ------
                                        $ 4,140     $   991   $ 3,149
                                        =======     =======    ======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)

NOTE 8 - STOCKHOLDERS' EQUITY

Common Stock

During the six months ended December 31, 2002:

a) The Company issued 1,043,240 shares of common stock to employees as compensation of $1,293,657 under stock bonus plans.

b) The Company issued 336,380 shares of common stock valued at $375,051 to consultants and others

c) The Company issued 580,259 shares of common stock for professional services of $700,909.

d) The Company issued 27,571 shares of common stock and received proceeds of $31,203 upon the exercise of stock options.

e) The Company issued 1,000,000 shares of common stock and received proceeds of $1,125,000 upon the exercise of warrants.

Subsequent to December 31, 2002, the Company issued approximately 1,000,000 shares of common stock to employees, consultants and for professional services, and 1,000,000 shares of 1,300,000 shares issued in exchange for options held by a related party to acquire approximately 20% of the stock of HMCA at a nominal exercise price.

During the six months ended December 31, 2001:

a) The Company issued 234,083 shares of common stock for professional services of $338,563.

b)  The  Company   issued  579,015  shares  of  common  stock  to  employees  as compensation of $910,094 under stock bonus plans.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended December 31, 2002 and 2001, the Company paid approximately $353,000 and $428,000 for interest, respectively. In addition, during the six months ended December 31, 2002 and 2001, the Company paid approximately $3,000 and $0 for income taxes, respectively.

During the six months ended December 31, 2002, the Company issued 87,500 shares of the common stock, valued at $90,125, as compensation to the holder of a minority interest in certain limited partnerships involving MRI facilities.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:
                                 (000's omitted)
                                                          Physician
                                               Medical    Management
                                              Equipment    Services     Total
                                              ---------   ----------   --------
For the six months ended December 31, 2002:

Net revenue from external customers            $17,308     $12,698     $30,006
Inter-segment net revenues                     $   719        ---      $   719
Operating loss                                 $(4,712)    $  (719)    $(5,431)
Depreciation and amortization                  $ 1,267     $ 1,032     $ 2,299
Compensatory element of stock issuances        $   486     $ 1,320     $ 1,806
Total identifiable assets                      $36,002     $31,639     $67,641
Capital expenditures                           $   190     $   249     $   439

For the six months ended December 31, 2001:

Net revenue from external customers            $ 6,263     $13,657     $19,920
Inter-segment net revenues                     $   578       ---       $   578
Operating (loss) income                        $(7,971)    $   559     $(7,412)
Depreciation and amortization                  $ 1,279     $ 1,288     $ 2,567
Compensatory element of stock issuances        $   854     $   881     $ 1,735
Total identifiable assets                      $40,434     $36,090     $76,524
Capital expenditures                           $   516     $   285     $   801

NOTE 11 - FOREIGN SALES

During the six months ended December 31, 2002 and 2001, the Company had foreign revenues of approximately $388,000 and $449,000, respectively.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the fiscal  quarter ended  December 31, 2002 (second  quarter of fiscal
2003), the Company reported a net loss of $2.9 million on revenues of $16.3 million as compared to a net loss of $4.7 million on revenues of $9.8 million for the second quarter of fiscal 2002.

     For the six month period ended December 31, 2002, the Company reported a net loss of $5.6 million on revenues of $30 million, as compared to a net loss of $8.6 million on revenues of $19.9 million for the six month period ended December 31, 2001.

     The Company's revenues increased by 19% from $13.7 million for the first quarter of fiscal 2003 (on which the Company recognized a net loss of $2.7 million) to $16.3 million for the second quarter of fiscal 2003 (on which the Company recognized a net loss of $2.9 million).

     The Company operates in two industry segments: the manufacture and servicing of medical (MRI) equipment, the Company's traditional business which is conducted directly by Fonar and physician and diagnostic management services, which is conducted through Fonar's wholly-owned subsidiary, Health Management Corporation of America ("HMCA").

     MRI equipment sales increased dramatically by 277%, from $3.9 million for the first six months of fiscal 2002 to $14.7 million for the first six months of fiscal 2003, reflecting increased sales of the Stand-Up MRI scanners. Service and repair revenues increased by 9%, from $1.1 million for the first six months of fiscal 2002 to $1.2 million for the first six months of fiscal 2003.
Consequently, overall revenues recognized by the Company's MRI equipment manufacturing and service business increased by 174% from $6.3 million in the first six months of fiscal 2002 to $17.3 million in the first six months of fiscal 2003. There were significant increases in scanner sales to both unrelated parties, from $1.5 million in the first six months of fiscal 2002 to $8.7 million in the first six months of fiscal 2003 (480%) and to related parties, from $2.4 million in the first six months of fiscal 2002 to $6.0 million in the first six months of fiscal 2003 (150%). As a result, the operating loss from the Company's MRI equipment manufacturing and service business improved to a loss of $4.7 million for the six months of fiscal 2003 from a loss of $8.0 million for the first six months of fiscal 2002.

     The dramatic increase in product sales reflected market acceptance of the Company's Stand-Up(TM) MRI scanners. During the first six months of fiscal 2003, revenues of approximately $14.2 million were recognized from sales of Stand-Up(TM) MRI scanners and $100,000 from the sale of a refurbished Beta MRI scanner. During the first six months of fiscal 2002, the Company recognized revenues of approximately $3.9 million from the sale of Stand-Up(TM) MRI scanners and $48,000 from the sales of QUAD(TM) scanners.

     There were approximately $388,000 in foreign sales revenues for the first six months of fiscal 2003 as compared to approximately $449,000 in foreign sales revenues for the first six months in fiscal 2002.

FONAR CORPORATION AND SUBSIDIARIES

     HMCA, which provides physician and diagnostic management services, experienced an operating loss of $719,000 for the first six months of fiscal 2003 compared to operating income of $559,000 for the first six months of fiscal 2002. The decline in HMCA income was attributable to lower revenues reflecting a decline in management fees ($12.7 million for the first six months of fiscal 2003 compared to $13.7 million for the first six months of fiscal 2002) from the facilities and medical practices managed by HMCA. The principal cause for the decline in HMCA revenues was the closing of eight facilities (six in fiscal 2002 and two in fiscal 2003) and the continuing decline in management fees from the primary care medical practices managed by HMCA.

     Accordingly, the Company's consolidated operating loss was $5.4 million for the first six months of fiscal 2003 as compared to a consolidated operating loss of $7.4 million for the first six months of fiscal 2002, representing an improvement of 27%.

     Although the Company's scanner sales increased significantly from fiscal 2002, increased costs and expenses, together with a decline in management fee revenues recognized by HMCA, are the principal reasons for the Company's improved but continuing operating losses. Product sales revenues attributable to the Company's medical (MRI) equipment business were $14.7 million for the first six months of fiscal 2003 as compared to $3.9 million for the first six months of fiscal 2002. Costs of revenues attributable to the Company's product sales were $9.6 million for the first six months of fiscal 2003 as compared to $3.0 million for the first six months of fiscal 2002.

     As a result, the Company recognized a gross profit from product sales of $5.1 million and a gross profit margin of 35% for the first six months of fiscal 2003 as compared to a gross profit of $962,000 and a gross profit margin of 24% for the first six months of fiscal 2002. Our gross profit margin on product sales increased as a result of greater efficiencies realized as a result of our increased sales volume and production levels.

     The Company's efforts to improve equipment sales volume have emphasized increased marketing and sales efforts and research and development to improve the competitiveness of its products.

     As a result, we incurred expenses of approximately $1.7 million in our new advertising program, which includes television and radio advertising, during the first six months of fiscal 2003. This was the principal reason selling, general and administrative expenses increased from $9.8 million in the first six months of fiscal 2002 to $11.7 million in the first six months of fiscal 2003. Research and development expenditures increased slightly by 4% to $2.6 million for the first six months of fiscal 2003 as compared to $2.5 million the first six months of fiscal 2002.

     Compensatory element of stock issuance increased by 6% to approximately $1.8 million for the first six months of fiscal 2002 from approximately $1.7 million for the first six months of fiscal 2003, reflecting a greater use of Fonar's stock bonus plan.

     Interest expense of $367,000 in the first six months of fiscal 2003 decreased by 35% as compared to $562,000 for the first six months of fiscal 2002 due to the repayment of indebtedness. In addition, we had financing costs of $1.0 million paid in stock and warrants in the first six months of 2002 as compared to no such costs in the first six months of 2003.

FONAR CORPORATION AND SUBSIDIARIES

     Inventories declined by 15% to $4.0 million at December 31, 2002 as compared to $4.7 million at June 30, 2002 as the Company's utilization of existing inventory exceeded new purchases of parts in the manufacturing of scanners to fill orders.

     Accounts receivable increased to $14.4 million as at December 31, 2002 from $14.1 million as at June 30, 2002, primarily due to increased receivables from service contracts on MRI scanners.

     In July, 2000 General Electric and the Company entered into an agreement under which General Electric agreed to act as a sales representative for the Company's Stand-Up(TM) MRI scanners. Fonar has been working closely with GE Medical Systems to assist them in marketing the Stand-Up(TM) MRI. General Electric has purchased a total of four Stand-Up MRI scanners to resell to its customers, two of them in September 2002.

     The Company's Stand-Up(TM), QUAD(TM) and Fonar-360(TM) MRI scanners, together with the Company's works-in-progress (QUAD-S(TM) MRI) and other works in progress, are intended to significantly improve the Company's competitive position. In addition, the Company offers a low cost open scanner, the Echo(TM) MRI, operating at .3 Tesla field strength for its cost conscious customers.

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

FONAR CORPORATION AND SUBSIDIARIES

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

Liquidity and Capital Resources

     Cash, cash equivalents and marketable securities decreased by 19% from $13.1 million at June 30, 2002 to $10.6 million at December 31, 2002. Principal uses of cash during the first six months of fiscal 2003 included capital expenditures of $439,000, repayment of indebtedness and capital lease obligations in the amount of $1.6 million, capitalized software development costs of $436,000 and capitalized patent and trademark costs of $168,000.

     Marketable securities approximated $5.7 million as at December 31, 2002, as compared to $5.6 million at June 30, 2002. At December 31, 2002, our investments in U.S. Government obligations were approximately $3.9 million and our investments in corporate and government agency bonds were approximately $1.8 million. This has had the intended effect of reducing the volatility of the Company's investment portfolio.

     Cash used by operating activities for the first six months of fiscal 2003 approximated $597,000. Cash used by operating activities was attributable substantially to our net loss for the period reduced by prepayments from related parties on certain sales-type leases.

FONAR CORPORATION AND SUBSIDIARIES

     Cash used in investing activities for the first six months of fiscal 2003 approximated $1.2 million. The principal uses of cash from investing activities during the first six months of fiscal 2003 consisted of expenditures for property and equipment and capitalized software and patent costs of approximately $1.0 million and additional investments in marketable securities of $194,000.

     Cash used by financing activities for the six months of fiscal 2003 approximated $770,000. The principal uses of cash in financing activities during the first six months of fiscal 2003 consisted of repayment of principal on long-term debt of approximately $1.6 million and the principal sources were net proceeds from exercises of stock options and warrants of $1.1 million.

     Total liabilities decreased by 9.2% during the first six months of fiscal 2003, from approximately $36.9 million at June 30, 2002 to approximately $33.5 million at December 31, 2002. The decrease in liabilities was attributable principally to a decrease in the non-current long term debt and capital leases ($833,000 to $333,000), a decrease in the current portion of long term debt ($9.8 million to $8.6 million) and a decrease in customer advances of $3.6 million from $7.7 million at June 30, 2002 to $4.1 million at December 31, 2002. The decrease in total liabilities was offset by an increase in accounts payable from $4.1 million at June 30, 2002 to $6.4 million at December 31, 2002.

     As at December 31, 2002, our obligations included approximately $8.0 million in other current liabilities including deferred revenue from license fees of $2.3 million, unearned revenue on service contracts of $1.4 million, accrued salaries and payroll taxes of $2.2 million and excise and sales taxes of $1.8 million.

     As of December 31, 2002, we had a bank credit facility of $5,500,000 which was utilized in full. The interest on loans made under the facility is either the bank's prime rate, as in effect from time to time or 0.5% plus the bank's cost of funds rate, as selected by Fonar when the loan is made.

     Our working capital approximated $8.7 million as of December 31, 2002, as compared to working capital of $10.5 million as of June 30, 2002, declining by 17%. This reflects, with respect to current assets, principally a decrease in cash of $2.6 million ($7.5 million at June 30, 2002 as compared to $4.9 million at December 31, 2002) and a decrease in the current portion of investments in sales-type leases ($1.9 million at June 30, 2002 as compared to $246,000 at December 31, 2002 resulting from prepayments of the leases) offset by an increase of $100,000 ($1.2 million at June 30, 002 as compared to $1.3 million at December 31, 2002) in costs and estimated earnings in excess of billings on uncompleted contracts (this item represents the extent to which the revenues earned on a contract exceed the advances we received from the customer) and increases in accounts receivable ($14.1 million at June 30, 2002 as compared to $14.4 million at December 31, 2002) and prepaid expenses and other current assets ($1.1 million at June 30, 2002 as compared to $2.0 million at December 31, 2002), as a result of advances made to suppliers.

FONAR CORPORATION AND SUBSIDIARIES

     With respect to current liabilities, the current portion of long-term debt decreased by $1.2 million from $9.8 million at June 30, 2002 to $8.6 million at December 31, 2002 as a result of repayment of debt, and customer advances decreased by $3.6 million from $7.7 million at June 30, 2002 to $4.1 million at December 31, 2002 as a result of existing orders being put into production. Accounts payable, however, increased by $2.3 million from $4.1 million at June 30, 2002 to $6.4 million at December 31, 2002 as the Company incurred obligations in connection with increased manufacturing and advertising activities.

     In order to conserve our capital resources, we have issued common stock under our stock bonus and stock option plans to compensate employees and non-employees for services rendered. In first half of fiscal 2003, the compensatory element of stock issuances was $1.8 million as compared to $1.7 million for the first six months of fiscal 2002. Utilization of equity in lieu of cash compensation has improved our liquidity since it increases cash available for other expenditures.

     The foregoing trends in Fonar's capital resources are expected to improve as Fonar's MRI scanner products gain wider market acceptance and produce greater sales revenues.

     Fonar has not committed to making additional capital expenditures in the 2003 fiscal year other than its intention to continue research and development expenditures at current levels HMCA also expects to incur expenditures of approximately $676,000 to refurbish and improve two MRI facilities.

     Our business plan currently includes an aggressive program for manufacturing and selling our new line of Open MRI scanners. In addition, we are enhancing our revenue by participating into the physician and diagnostic management services business through our subsidiary, HMCA.

     HMCA is in the process of upgrading the MRI facilities which it manages, most significantly by the replacement of existing MRI scanners with new Stand-Up(TM) MRI scanners. To date, Stand-Up(TM) MRI scanners have been installed at two MRI facilities managed by HMCA and are in the process of being installed at two other MRI facilities managed by HMCA.

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

FONAR CORPORATION AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our investments are in fixed rate instruments. None of the fixed rate instruments in which we invest extend beyond December 31, 2007. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by us at December 31, 2002.

                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE

                                           Investments
                                           in Fixed Rate    Weighted Average
                         Date              Instruments      Interest Rate

                         12/31/03          $3,821,603                1.70%
                         12/31/04               962,416              5.38%
                         12/31/05               300,000               4.97%
                         12/31/06               200,000               5.25%
                         12/31/07               397,771               5.29%
                                           -------------

                         Total:            $5,681,790
                                           ========

                         Fair Value
                           at 12/31/02     $5,742,705
                                           ========

     All  of  our  revenue,   expense  and  capital  purchasing  activities  are
transacted in United States dollars.

     See Note 11 to the consolidated Financial Statements in our Form 10-K as of and for the year ended June 30, 2002 for information on long term debt.

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

(b) Change in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the principal executive and acting principal officer.

FONAR CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:

     There were no material changes in litigation for the first six months of fiscal 2003.

Item 2 - Changes in Securities: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Submission of Matters to a Vote of Security Holders: None

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K: None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    FONAR CORPORATION
                                  (Registrant)

                                                    By:  /s/ Raymond V. Damadian
                                                           Raymond V. Damadian
                                                           President & Chairman
Dated:   February 13, 2003

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

Date: February 13, 2003

/s/ Raymond V. Damadian
Raymond V. Damadian
President, Principal Executive Officer and Acting Principal Financial Officer