Form 10-Q
period 2003-03-31
FONAR CORP
filed 2003-05-15
CIK 355019

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended      MARCH 31, 2003
                                       --------------------

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from    to
                                         ----   ----
                         Commission file number 0-10248
                         ------------------------------

                                FONAR CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     11-2464137
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

110 Marcus Drive     Melville, New York                    11747
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (631)  694-2929
                                                        ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X     NO
                                                    ----     ----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     YES  X     NO
                                                    ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                          Outstanding at May 9, 2003
--------------------------------    ---------------------------------------
Common Stock, par value $.0001                      80,661,084
Class B Common Stock, par value $.0001                   4,153
Class C Common Stock, par value $.0001               9,562,824
Class A Preferred Stock, par value $.0001            7,836,287

FONAR CORPORATION AND SUBSIDIARIES
INDEX


PART I - FINANCIAL INFORMATION                                       PAGE
                                                                     ----
Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - March 31, 2003
     (Unaudited) and June 30, 2002                                     3

   Condensed Consolidated Statements of Operations for
     the Three Months Ended March 31, 2003 and
     March 31, 2002 (Unaudited)                                        5

   Condensed Consolidated Statements of Operations for
     the Nine Months Ended March 31, 2003 and
     March 31, 2002 (Unaudited)                                        6

   Condensed Consolidated Statements of Comprehensive
     Income (Loss) for the Three Months Ended
     March 31, 2003 and March 31, 2002 (Unaudited)                     7

   Condensed Consolidated Statements of Comprehensive
     Income (Loss) for the Nine Months Ended
     March 31, 2003 and March 31, 2002 (Unaudited)                     8

   Condensed Consolidated Statements of Cash Flows for
     the Nine Months Ended March 31, 2003 and
     March 31, 2002 (Unaudited)                                        9


   Notes to Condensed Consolidated Financial Statements (Unaudited)   10

Item 2. Management's Discussion and Analysis of Financial             23
        Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk

Item 4. Controls and Procedures


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                                    March 31,     June 30,
                                                            2003          2002
                                                         (UNAUDITED)
Current Assets:                                          ----------- -----------
  Cash and cash equivalents                                 $ 4,050     $ 7,461

  Marketable securities                                       5,797       5,573

  Restricted cash                                             5,500       5,500

  Accounts receivable - net                                   1,360         781

  Accounts receivable - related medical practices - net      12,395      12,939

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                      1,302       1,153

  Inventories                                                 5,064       4,664

  Investment in sales-type leases with related parties           29       1,797

  Investment in sales-type lease                                132         120

  Prepaid expenses and other current assets                   1,604       1,102

  Assets from discontinued operations                         3,632       4,007
                                                         ----------- -----------
        Total current assets                                 40,865      45,097
                                                         ----------- -----------

Property and equipment - net                                  8,651      10,535

Advances and notes to related parties - net                   1,299       1,497

Investment in sales-type leases - related parties                 -         815

Investment in sales-type lease                                  642         741

Notes receivable                                                 60         175

Management agreements - net                                  10,479      11,001

Other intangible assets - net                                 3,210       2,649

Other assets                                                    329         320
                                                         ----------- -----------
                                                           $ 65,535    $ 72,830
                                                         =========== ===========


See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)
                                                          March 31,    June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                        2003         2002
                                                         (UNAUDITED)
Current Liabilities:                                     ----------- -----------
  Current portion of long-term debt and capital leases      $ 7,287     $ 8,813
  Accounts payable                                            5,269       3,999
  Other current liabilities                                   7,845       7,485
  Customer advances                                           4,798       4,308
  Customer advances - related parties                           798       3,400
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                         1,529       1,115
  Income taxes payable                                          734         745
  Liabilities from discontinued operations                    1,097       1,125
                                                         ----------- -----------
      Total Current Liabilities                              29,357      30,990

Long-term debt and capital leases
   less current portion                                         991         833
Unearned revenue - license fee                                2,925       4,680
Other non-current liabilities                                   319         360
                                                         ----------- -----------
      Total Liabilities                                      33,592      36,863
                                                         ----------- -----------
Minority interest                                               257         272
                                                         ----------- -----------
STOCKHOLDERS' EQUITY

Class A  non-voting  Preferred  Stock  $.0001 par value;
8,000,000  authorized, 7,836,287 issued and outstanding
at March 31, 2003 and at June 30, 2002                            1           1

Common Stock $.0001 par value; 85,000,000 shares
authorized; 78,690,551 outstanding at March 31, 2003
and 71,582,243 at June 30, 2002                                   8           7

Class B Common Stock $ .0001 par value; 4,000,000 shares
authorized, (10 votes per share), 4,153 issued and
outstanding at March 31, 2003 and 4,211 at June 30, 2002          -           -

Class C Common Stock $.0001 par value;  10,000,000 shares
authorized,  (25 votes per share), 9,562,824 issued and
outstanding at March 31, 2003 and at June 30, 2002                1           1

Paid-in capital in excess of par value                      127,792     120,156
Accumulated other comprehensive income                           65          85
Accumulated deficit                                         (94,835)    (82,883)
Notes receivable from stockholders                          (   671)    (   997)
Treasury stock, at cost - 291,064 shares of common stock
  at March 31, 2003 and at June 30, 2002                    (   675)    (   675)
                                                         ----------- -----------
      Total Stockholders' Equity                             31,686      35,695
                                                         ----------- -----------
      Total Liabilities and Stockholders' Equity           $ 65,535    $ 72,830
                                                         =========== ===========
See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).                      Page 4

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                         -----------------------
                                                             2003        2002
REVENUES                                                 ----------- -----------
  Product sales - net                                       $ 2,519     $ 1,897
  Product sales - related parties - net                         746       1,101
  Service and repair fees - net                                 516         468
  Service and repair fees - related parties - net                80          59
  Management and other fees-related medical practices-net     5,329       6,341
  License fees and royalties                                    585         585
                                                         ----------- -----------
     Total Revenues - Net                                     9,775      10,451
                                                         ----------- -----------
COSTS AND EXPENSES
  Costs related to product sales                              1,717       1,411
  Costs related to product sales - related parties              417         625
  Costs related to service and repair fees                      654         538
  Costs related to service and repair
    fees - related parties                                      191          67
  Costs related to management and other
    fees - related parties                                    3,324       3,477
  Research and development                                    1,271       1,193
  Selling, general and administrative                         5,538       5,137
  Compensatory element of stock issuances for
    selling, general and administrative expenses              2,324       1,606
  Provision for bad debts                                        54          13
  Amortization of management agreements                         174         174
                                                         ----------- -----------
     Total Costs and Expenses                                15,664      14,241
                                                         ----------- -----------
Loss From Operations                                        ( 5,889)    ( 3,790)

Financing Costs Paid in Stock and Warrants                        -     (   626)
Interest Expense                                            (   117)    (    62)
Interest Income                                                 123         185
Other Income (Expense)                                      (   156)    (    11)
Minority Interest in Income of Partnerships                 (   201)    (    46)
                                                         ----------- -----------
Loss Before Provision for Income Taxes                      ( 6,240)    ( 4,350)
Provision for Income Taxes                                       16          10
                                                         ----------- -----------
Net Loss from Continuing Operations                         ( 6,256)    ( 4,360)
Net Loss from Discontinued Operations                       (    70)    (   690)
                                                         ----------- -----------
NET LOSS                                                   $( 6,326)   $( 5,050)
                                                         =========== ===========
Net Loss per share Continuing Operations                     $(.08)      $(.07)
Net Loss per share Discontinued Operations                       -        (.01)
                                                         ----------- -----------
Basic and Diluted Net Loss per share                         $(.08)      $(.08)
                                                         =========== ===========
Weighted average number of shares outstanding                76,653      63,200
                                                         =========== ===========
See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).                        Page 5

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                       FOR THE NINE MONTHS ENDED
                                                               MARCH 31,
                                                         -----------------------
                                                             2003         2002
REVENUES                                                 ----------- -----------
  Product sales - net                                      $ 11,252     $ 3,413
  Product sales - related parties - net                       6,727       3,534
  Service and repair fees - net                               1,567       1,440
  Service and repair fees - related parties - net               243         168
  Management and other fees-related medical practices-net    17,252      18,993
  License fees and royalties                                  1,965       1,818
                                                         ----------- -----------
     Total Revenues - Net                                    39,006      29,366
                                                         ----------- -----------
COSTS AND EXPENSES
  Costs related to product sales                              7,702       2,478
  Costs related to product sales - related parties            4,000       2,545
  Costs related to service and repair fees                    2,035       1,632
  Costs related to service
    and repair fees - related parties                           406         190
  Costs related to management
    and other fees - related parties                         10,014      10,999
  Research and development                                    3,875       3,653
  Selling, general and administrative                        17,198      14,987
  Compensatory element of stock issuances for
    selling, general and administrative expenses              4,130       3,311
  Provision for bad debts                                       222         197
  Amortization of management agreements                         522         522
                                                         ----------- -----------
     Total Costs and Expenses                                50,104      40,514
                                                         ----------- -----------
Loss From Operations                                        (11,098)    (11,148)

Financing Costs Paid in Stock and Warrants                        -     ( 1,641)
Interest Expense                                            (   481)    (   592)
Interest Income                                                 570         718
Other Income (Expense)                                      (   158)          5
Minority Interest in Income of Partnerships                 (   470)    (   147)
                                                         ----------- -----------
Loss Before Provision for Income Taxes                      (11,637)    (12,805)
Provision for Income Taxes                                       20          27
                                                         ----------- -----------
Net Loss from Continuing Operations                         (11,657)    (12,832)
Net Loss from Discontinued Operations                       (   295)    (   775)
                                                         ----------- -----------
NET LOSS                                                   $(11,952)   $(13,607)
                                                             =======     =======
Net Loss per share Continuing Operations                     $(.16)      $(.21)
Net Loss per share Discontinued Operations                       -        (.01)
                                                         ----------- -----------
Basic and Diluted Net Loss per share                         $(.16)      $(.22)
                                                         =========== ===========
Weighted average number of shares outstanding                74,276      61,731
                                                         =========== ===========
See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).                        Page 6

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(000'S OMITTED)
                                                      FOR THE THREE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                             2003      2002
                                                         ----------- -----------
Net loss                                                    $(6,326)    $(5,050)

Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on securities,
      net of tax                                                  4      (   68)
                                                         ----------- -----------
Total comprehensive loss                                    $(6,322)    $(5,118)
                                                         =========== ===========



FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(000'S OMITTED)


                                                       FOR THE NINE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                            2003       2002
                                                         ----------- -----------
Net loss                                                   $(11,952)   $(13,607)

Other comprehensive income, net of tax:
    Unrealized gains on securities,
      net of tax                                                65          82
                                                         ----------- -----------
Total comprehensive loss                                   $(11,887)   $(13,525)
                                                         =========== ===========
















See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                       FOR THE NINE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                             2003       2002
                                                         ----------- -----------
Cash Flows from Operating Activities
 Net loss                                                  $(11,952)  $(13,607)
 Loss from discontinued operations                              295        775
                                                         ----------- -----------
 Loss from continuing operations                            (11,657)   (12,832)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest in net income of partnerships             470        147
    Depreciation and amortization                             3,200      3,436
    Provision for bad debts                                     222        197
    Compensatory element of stock issuances                   4,130      3,311
    Stock issued for professional services                    2,450        586
    Interest expense paid in stock                               10          -
    Financing costs paid in stock and warrants                    -      1,641
    Amortization of unearned license fee                    ( 1,755)   ( 1,755)
    (Increase) decrease in operating assets, net:
       Accounts and notes receivable                        (    25)       634
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                  (   149)       873
       Inventories                                          (   400)   (   563)
       Principal payments on sales type lease-related
         parties                                              2,583         31
       Principal payments on sales type lease                    87         92
       Prepaid expenses and other current assets            (   502)   (   342)
       Other assets                                         (     9)         7
       Receivables and advances to related parties              178    ( 1,211)
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                       1,270    (   436)
       Other current liabilities                                527        160
       Customer advances                                    ( 2,112)     3,275
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                      414        488
       Other liabilities                                    (    41)        28
       Income taxes payable                                 (    11)        17
                                                         ----------- -----------
Net cash used in continuing operations                      ( 1,120)   ( 2,216)
Net cash provided by discontinued operations                     62    (   733)
                                                         ----------- -----------
Net cash used in operating activities                       ( 1,058)   ( 2,949)
                                                         ----------- -----------





See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                       FOR THE NINE MONTHS ENDED
                                                                MARCH 31,
                                                         -----------------------
                                                              2003       2002
                                                         ----------- -----------
Cash Flows from Investing Activities:
  Sales (purchases) of marketable securities                (   244)        212
  Purchases of property and equipment                       (   602)    ( 2,119)
  Costs of capitalized software development                 (   627)    (   616)
  Cost of patents and copyrights                            (   223)          -
                                                         ----------- -----------
Net cash used in investing activities                       ( 1,696)    ( 2,523)
                                                         ----------- -----------

Cash Flows from Financing Activities:
  Distributions to holders of minority interests            (   405)    (   201)
  Proceeds from long-term debt                                  950           -
  Repayment of long-term debt and capital
    leases                                                  ( 2,296)    ( 3,470)
  Proceeds from exercise of stock options
     and warrants                                             1,104           -
                                                         ----------- -----------
Net cash used in financing activities                       (   647)    ( 3,671)
                                                         ----------- -----------

Decrease in Cash and Cash Equivalents                       ( 3,401)    ( 9,143)

Cash of Continuing Operations Beginning of Period             7,461      13,935
Cash of Discontinued Operations Beginning of Period              33         105
                                                         ----------- -----------
Cash and Cash Equivalents Beginning of Period                 7,494      14,040

Cash of Continuing Operations End of Period                   4,050       4,882
Cash of Discontinuing Operations End of Period                   43          15
                                                         ----------- -----------
Cash and Cash Equivalents End of Period                     $ 4,093     $ 4,897
                                                         ==========  ===========

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on October 7, 2002 for the fiscal year ended June 30, 2002.

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

In March 2003, the Company decided to sell its reporting unit which manages four primary care medical practices. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, the results of these operations have been accounted for as a discontinued operation. Accordingly, all prior periods presented have been restated, where applicable, to reflect this reporting unit as a discontinued operations. In April 2003, this reporting unit was sold. (See
Note 12.)

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

Options and warrants to purchase approximately 6,535,000 and 4,036,000 shares of common stock were outstanding at March 31, 2003, and 2002, respectively, but were not included in the computation of diluted earnings per share due to losses for all periods, as a result of the options and warrants being antidilutive.

At March 31, 2003, as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share (Continued)

                                                  ( 000's Omitted)
                                      ------------------------------------------
                                       For the Nine Months  For the Three Months
                                         Ended March 31,       Ended March 31,
                                      --------------------  --------------------
                                         2003       2002       2003       2002
                                      ---------  ---------  ---------  ---------
Net (Loss) as Reported                $(11,952)  $(13,607)  $ (6,326)  $ (5,050)

Deduct:
   Total stock-based employee
     compensation expense
     determined under fair value
     based method for all awards           613        589       -          -
                                      ---------  ---------  ---------  ---------
Pro Forma Net (Loss)                  $(12,565)  $(14,196)  $ (6,326)  $ (5,050)
                                      =========  =========  =========  =========

Basic Net (Loss) Per Share as
    Reported                             $(.16)     $(.22)     $(.08)     $(.08)
                                      =========  =========  =========  =========


Basic Pro Forma Net (Loss) Per           $(.17)     $(.23)     $(.08)     $(.08)
     Share                            =========  =========  =========  ========


Diluted Net (Loss) Per Share as          $(.16)     $(.22)     $(.08)     $(.08)
    Reported                          =========  =========   ========   ========



Diluted Pro Forma Net (Loss)             $(.17)     $(.23)     $(.08)     $(.08)
    Per Share                         =========  =========   ========   ========

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                       For the Nine Months
                                         Ended March 31,
                                      --------------------
                                         2003       2002
                                      ---------  ---------
Expected Life (Years)                      3          3
Interest Rate                           4.00%      4.00%
Annual Rate of Dividends                   0%         0%
Volatility                                92%        92%

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share (Continued)

The fair value of options at date of grant using the fair value based method during fiscal 2003 is estimated at $1.00.

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

In April 2002, the FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The rescission of SFAS No. 4, "Reporting Gains and Losses from Extinguishments", and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements", which amended SFAS No. 4, affects income statement classification of gains and losses from extinguishment of debt. The Company adopted SFAS 145 on January 1, 2002 on a prospective basis and the adoption did not have a significant impact to the consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

On December 31, 2002, the FASB issued SFAS No.148 ("SFAS 148"), Accounting for stock-Based Compensation-Transition and Disclosure. SFAS 148 amends SFAS No. 123 ("SFAS 123"), Accounting for Stock -Based Compensation, to provide an alternative method of transition to SFAS 123's fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting polices of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While the statement does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123, or the intrinsic value method of APB opinion No. 25. The Company continued to account for stock-based compensation according to APB opinion No. 25, while its adoption of SFAS 148 requires the Company to provide prominent disclosures about the effect of SFAS 123 on reported income and requires the Company to disclose these effects in the interim financial statements as well starting with the quarter ended March 31, 2003. The adoption of SFAS 148 did not have a significant impact to the consolidated financial position or results of operations.

In November 2002, The FASB issued FASB Interpretation No.45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 were effective for guarantees issued or modified after December 31, 2002 and adoption of the disclosure requirement were effective for the Company during the Company's third quarter ending March 31, 2003. The adoption of FIN 45 will not have a significant impact on its consolidated financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 " Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

NOTE 4 - MARKETABLE SECURITIES

The following is a summary of marketable securities at March 31, 2003:

                                                    (000's omitted)

                                                       Unrealized          Fair
                                                        Holdings         Market
                                             Cost         Gains           Value
                                            ------     ----------        -------
U.S. Government Obligations                 $3,783       $   16           $3,799
Corporate bonds                              1,949           49            1,998
                                            ------       ------           ------
                                            $5,732       $   65           $5,797
                                            ======       ======           ======

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Accounts receivable, net is comprised of the following at March 31, 2003:

                                 (000's omitted)

                                                    Allowance for
                                                      Doubtful
                                                    Accounts  and
                                          Gross      contractual
                                        Receivable   allowances            Net
                                        ----------  -------------        -------
Receivable from equipment
  Sales and service contracts            $ 2,437       $ 1,077           $ 1,360
                                         =======       =======           =======

Receivables from related PC's            $14,574       $ 2,179           $12,395
                                         =======       =======           =======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 5 - ACCOUNTS RECEIVABLE, NET (Continued)

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

Collection by the Company of its accounts receivable may be impaired by the uncollectibility of medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Approximately 59% and 56% of the PC's net revenues for the nine months ended March 31, 2003 and 2002, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company takes all legally available steps, including legally prescribed arbitrations, to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

Net revenues from the related PC's, including product sales, accounted for approximately 62% and 77% of the consolidated net revenues for the nine months ended March 31, 2003 and 2002, respectively.

Unaudited Financial Information of Unconsolidated Managed Medical Practices

Summarized income statement data for the nine months ended March 31, 2003 related to the 21 unconsolidated medical practices managed by the Company is as follows:

                                       (000's omitted)
Patient Revenue - Net                      $25,156
                                           =======
Income from Operations                     $   683
                                           =======
Net Income                                 $    10
                                           =======

NOTE 6 - INVENTORIES

Inventories included in the accompanying consolidated balance sheet consist of:

                                                     (000's omitted)
                                                     March 31, 2003
                                                     --------------
Purchased parts, components and supplies                 $3,612
Work-in-process                                           1,452
                                                         -------
                                                         $5,064
                                                         =======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 7 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

                                       (000's omitted)

1) Information relating to uncompleted contracts as of March 31, 2003 is as follows:

Costs incurred on uncompleted Contracts    $5,978
Estimated earnings                          3,782
                                           -------
                                            9,760

Less:     Billings to date                  9,987
                                           -------
                                           $ (227)
                                           =======

Included in the accompanying consolidated balance sheet under the following captions:

     Costs and estimated earnings in excess of
       Billings on uncompleted contracts             $1,302
     Billings in excess of  costs and estimated
       Earnings on uncompleted contracts             (1,529)
                                                     -------
                                                     $ (227)
                                                     =======

2) Customer advances consist of the following:

                                                   As of March 31, 2003
                                           -------------------------------------
                                                         Related
                                            Total        Parties          Other
                                           -------       --------        -------
Total advances from customers              $15,583        $ 3,798        $11,785
Less:  Advances from customers
       on contracts under construction       9,987          3,000          6,987
                                           -------       --------         ------
                                           $ 5,596       $   798         $ 4,798
                                           =======       ========         ======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE 8 - STOCKHOLDERS' EQUITY

Common Stock

During the nine months ended March 31, 2003:

a) The Company issued 1,756,119 shares of common stock to employees as compensation of $2,024,204 under stock bonus plans.

b) The Company issued 717,796 shares of common stock valued at $ 741,937 to consultants and others

c) The Company issued 1,125,000 shares as part of the consideration issued in exchange for options held by a related party to acquire approximately 20% of the stock of HMCA.

d) The Company issued 2,394,264 shares of common stock for services of $2,450,254.

e) The Company issued 27,571 shares of common stock and received proceeds of $31,203 upon the exercise of stock options.

f) The Company issued 1,000,000 shares of common stock and received proceeds of $1,125,000 upon the exercise of warrants.

Subsequent to March 31, 2003, the Company issued approximately 1,971,000 shares of common stock to employees, consultants and for professional services and to vendors and other suppliers of goods and services.

Warrants

During the first quarter of fiscal 2003 in accordance with the agreements with The Tail Wind Fund, Ltd., the Company issued replacement callable warrants to purchase 2,000,000 shares, on the same terms as the original warrants. The exercise price of these replacement callable warrants will vary depending on the market price of the stock, subject to a minimum exercise price of $2 per share and maximum of $6 per share.

NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended March 31, 2003 and 2002, the Company paid approximately $481,000 and $700,000 for interest, respectively, of which $ -0-and $101,000, respectively, were related to discontinued operations. In addition, during the nine months ended March 31, 2003, the Company paid approximately $25,000 and $8,000 for income taxes, respectively.

During the nine months ended March 31, 2003, the Company issued 87,500 shares of the common stock, valued at $90,125, as compensation to the holder of a minority interest in certain limited partnerships involving MRI facilities.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                 (000's omitted)
                                                        Physician
                                           Medical      Management
                                          Equipment      Services       Total
                                          ---------     ----------     --------
For the nine months ended March 31, 2003:

Net revenue from external customers        $21,754        $17,252      $ 39,006
Inter-segment net revenues                 $ 1,941           ---       $  1,941
Operating loss                             $(8,674)       $(2,424)     $(11,098)
Depreciation and amortization              $ 1,902        $ 1,298      $  3,200
Compensatory element of stock issuances    $ 1,067        $ 3,063      $  4,130
Capital expenditures                       $   247        $   355      $    602
Total identifiable assets                  $34,027        $31,508      $ 65,535

For the nine months ended March 31, 2002:

Net revenue from external customers        $ 10,373       $18,993      $ 29,366
Inter-segment net revenues                 $    765         ---        $    765
Operating (loss) income                    $(11,930)      $   782      $(11,148)
Depreciation and amortization              $  1,941       $ 1,495      $  3,436
Compensatory element of stock issuances    $  1,645       $ 1,666      $  3,311
Capital expenditures                       $  1,204       $   915      $  2,119
Total identifiable assets at June 30, 2002 $ 40,179       $32,651      $ 72,830

NOTE 11 - FOREIGN SALES

During the nine months ended March 31, 2003 and 2002, the Company had foreign revenues of approximately $1,043,000 and $1,763,000, respectively.

NOTE 12 - SALE OF MANAGEMENT COMPANY

On April 8, 2003, the Company's wholly-owned subsidiary, HMCA sold all of its issued and outstanding stock of A&A Services, Inc. ("A&A Services"), a physician practice management services organization engaged in the business of managing four primary care practices located in Queens County, New York (the "Practices"). The sale was made to the former owners (the "Buyers"), for a purchase price of $3,000,000, payable as follows: $500,000 at closing, $2,350,000 due 75 days after closing and $150,000 six months following the closing, together with a release of indebtedness in the approximate amount of approximately $909,000, which remained owing to the Buyers by HMCA as a result of the original acquisition.

The repurchase by the Buyers of the stock was the principal part of a settlement of three lawsuits which had been instituted by the parties. The first was instituted by HMCA and Fonar against the Buyers for fraud, failure of consideration and breach of the contract with respect to the original acquisition by HMCA of A&A Services, and the second was instituted by professional corporations managed by HMCA against the Buyers for breach of their employment agreements. The third case was commenced by a limited liability company in which the Buyers have an interest, against A&A Services for nonpayment of rent. The case was settled before the defending parties answered the complaints. As part of the settlement, the parties released each other of all claims, including all remaining balances due to the Buyers with respect to the purchase of A&A Services and $21,167 owed to the limited liability company, by A&A Services for past due rents.

There is no family, business or other material relationship between either of the Buyers and any of Fonar, HMCA, or any of their respective affiliates, directors, officers or any associate of any such director or officer.

A&A Services provided the Practices with management services, office space, equipment, repair and maintenance service for the equipment and clerical and other non-medical personnel. All services were terminated upon the sale.

This reporting unit of the Company's operations has been reflected as discontinued operations for all periods presented. Accordingly, the assets and liabilities of this reporting unit have been segregated from the assets and liabilities from continuing operations in the consolidated balance sheets at March 31, 2003 and June 30, 2002 and their operating results have been segregated from continuing operations and are reported as discontinued operations in the consolidated statements of operations, comprehensive income
(loss) and cash flows for the three and nine months ended March 31, 2003 and 2002.

As a result of this sale, the Company realized a pre-tax gain of approximately $500,000 which will be recognized in discontinued operation during the quarter ended June 30, 2003.

Summarized financial information of the discontinued operations are as follows:

                                                  ( 000's Omitted)
                                      ------------------------------------------
                                      For the Three Months  For the Nine Months
                                         Ended March 31,       Ended March 31,
                                      --------------------  --------------------
                                         2003       2002       2003       2002
                                      ---------  ---------  ---------  ---------
Management and other fees - related
medical practices - net                 $  373     $  502     $1,148     $1,506
                                      ---------  ---------  ---------  ---------
Costs and Expenses:
   Costs related to management
     and other fees -related parties       372        432      1,226      1,228
   Amortization of management
      agreements                            71        131        215        392
   Interest expenses                         -        629          2         661
                                      ---------  ---------  ---------  ---------

         Total Costs and Expenses          443      1,192      1,443      2,281
                                      ---------  ---------  ---------  ---------
Loss from Discontinued
   Operations                           $  (70)    $ (690)   $  (295)   $  (775)
                                      =========  =========  =========  =========

                                         March 31,       June 30,
                                           2003            2002
Assets from Discontinued                 ---------       ---------
  Operations:

Cash                                       $   43          $   33
Accounts receivable - related
   medical practices - net                    236             372
Property and equipment - net                   27              62
Management agreements - net                 3,304           3,519
Other assets                                   22              21
                                         ---------       ---------

Total Assets from
   Discontinued Operations                 $3,632          $4,007
                                         =========       =========

Liabilities from
  Discontinued Operations:
Long-term debt and capital leases          $  909          $  963
Accounts payable                              122              78
Other current liabilities                      66              84
                                         ---------       ---------

Total Liabilities from
  Discontinued Operations                  $1,097          $1,125
                                         =========       =========




                                     Page 22
FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the fiscal quarter ended March 31, 2003 (third quarter of fiscal 2003), the Company reported a net loss of $6.3 million on revenues of $9.8 million as compared to a net loss of $5.1 million on revenues of $10.5 million for the third quarter of fiscal 2002.

     For the nine month period ended March 31, 2003, the Company reported a net loss of $12.0 million on revenues of $39 million, as compared to a net loss of $13.6 million on revenues of $29.4 million for the nine month period ended March 31, 2002.

Overview and Trends

     For the nine month period ended March 31, 2003, as compared to the nine month period ended March 31, 2002, revenues increased significantly by 33%, most dramatically in MRI equipment sales ($18 million compared to $6.9 million, an increase of 161%) including both unrelated party scanner sales ($11.3 million compared to $3.4 million, an increase of 232%) and related party scanner sales ($6.7 million compared to $3.5 million, an increase of 91%). Overall, for the first nine months of fiscal 2003, revenues for the medical equipment segment increased by 109% to $21.7 million from $10.4 million for the first nine months of fiscal 2002. The revenues generated by Health Management Corporation of America ("HMCA"), the Company's physician and diagnostic management services segment, however, declined by 9% to $17.3 million for the first nine months of fiscal 2003 as compared to $19 million for the first nine months of fiscal 2002.

     The Company's revenues in the third quarter of fiscal 2003 ($9.8 million) decreased by 40% from $16.3 million for the second quarter of fiscal 2003 (on which the Company recognized a net loss of $2.9 million) and by 28% as compared to $13.7 million for the first quarter of fiscal 2003 (on which the Company recognized a net loss of $2.7 million).

     Notwithstanding the overall decrease in revenues in the third quarter of fiscal 2003 from the prior year ($9.8 million as compared to $10.5 million) as well as from the preceding two quarters of fiscal 2003, the decrease in the third quarter of fiscal 2003 as compared to fiscal 2002 reflect declines in revenue in two areas: a decline of 16% in HMCA's revenues, from $6.3 million for the third quarter for fiscal 2002 to $5.3 million for fiscal 2003 and a decline of 32% in revenues from scanner sales to related parties, from $1.1 million for the third quarter of fiscal 2002 to $746,000 for the third quarter of fiscal 2003. At the same time, however, revenues from scanners sales to unrelated parties increased by 32% from $1.9 million for the third quarter of fiscal 2002 to $2.5 million for the third quarter of fiscal 2003.

     We recognize MRI scanner sales revenues on the "percentage of completion" basis, which means the revenues are shown as earned as the scanner is manufactured. Revenues recognized in a particular quarter do not necessarily reflect new orders or progress payments made by customers in that quarter. In the third quarter of fiscal 2003, the decrease in revenues recognized was in part the indirect result of delays in customer site preparations which are necessary to enable us to deliver and install the scanner and recognize the revenue. We build the scanners as the customer meets certain benchmarks in its site preparation in order to minimize the time lag between incurring expenses of manufacturing and our receipt of the cash progress payments from the customer which are due only upon delivery. During the first nine months of fiscal 2003 we received orders for 12 Stand-Up MRI scanners as compared to orders for 8 Stand-Up MRI scanners during the first nine months of fiscal 2002. For the third quarter of fiscal 2003 we received orders for 4 Stand-Up MRI scanners as compared to orders for 4 Stand-Up MRI scanners for the third quarter of fiscal 2002.

     In addition revenues recognized by HMCA in the third quarter of fiscal 2003 were $5.3 million as compared to $6.3 million in the third quarter of fiscal 2002. This was principally the result of the closing of two MRI sites and one physical therapy and physical rehabilitation facility during the nine month period ended March 31, 2003 and the reduction of revenues at two MRI sites while they were installing new Stand-Up(TM) MRI scanners.

     In addition to the decline of revenues by 7% in the third quarter, from $10.5 million in fiscal 2002 to $9.8 million in fiscal 2003, the total costs and expenses for the quarter increased by 11% from $14.2 million in fiscal 2002 to $15.7 million in fiscal 2003. Although changes in costs related to producing revenues essentially tracked changes in revenues, selling general and administrative expenses increased 8% from $5.1 million in the third quarter of fiscal 2002 to $5.5 million in the third quarter of fiscal 2003 and the compensatory element of stock issuances for selling general and administrative expenses increased 44% from $1.6 million in the third quarter of fiscal 2002 to $2.3 million in the third quarter of fiscal 2003, reflecting an increased use of the Company's common stock in lieu of cash to pay employees, consultants and professionals for services. As a result the Company's operating and net losses were $5.9 million and $6.3 million, respectively, for the third quarter of fiscal 2003 as compared to $3.8 million and $5 million, respectively for fiscal 2002.

     For the nine months ended March 31, 2003, however, the Company's loss from operations improved slightly, from an operating loss of $11,148,000 for the nine months ended March 31, 2002 to a operating loss $11,098,000 for the nine months ended March 31, 2003. The Company's net loss for the nine months ended March 31, 2003 improved, at $12 million, as compared to $13.6 for the nine months ended March 31, 2002.

     The overall trends reflected in the third quarter and nine month results for fiscal 2003 are the absolute increase in revenues from the MRI equipment segment of the Company's business, as compared to fiscal 2002 ($21.7 million for the first nine months of fiscal 2003 as compared to $10.4 million for the first nine months of fiscal 2002), the relative increase in MRI equipment segment revenues relative to HMCA revenues ($21.7 million or 56% as compared to $17.3 million or 44%, for the first nine months of fiscal 2003 as compared to $10.4 million or 35% from the MRI equipment segment and $19 million or 65%, from HMCA, for the first nine months of fiscal 2002). In addition a reduced dependence on related party scanner sales revenues ($11.3 million or 63% to unrelated parties and $6.7 million or 37% to related parties for the first nine months of fiscal 2003 as compared to $3.4 million, or 49% to unrelated parties and $3.5 million or 51% to related parties for the first nine months of fiscal 2002) was observed.

     Following the end of the third quarter, on April 8, 2003, HMCA sold its wholly-owned subsidiary, A&A Services, Inc. ("A&A Services") a physician practice management services organization which managed four primary care practices located in Queens County, New York. The sale was made to the former owners for a purchase price of $3 million plus the elimination of a $909,000 balance due by HMCA to the former owners under the terms of the original acquisition. Because of the declining performance by A&A Services through fiscal 2002, the Company recognized a loss of $4.7 million in fiscal 2002 on the impairment of A&A Services' management agreements with the primary care practices. Consequently, notwithstanding HMCA had originally acquired A&A Services for a $10 million purchase price, the Company has realized a pre-tax gain of approximately $500,000 from the sale as a result of the prior write down and amortization of the management agreements, which will be recognized during the fourth quarter of fiscal 2003.

Results of Operations

     The Company operates in two industry segments: the manufacture and servicing of medical (MRI) equipment, the Company's traditional business which is conducted directly by Fonar and in physician and diagnostic management services, which is conducted through Fonar's wholly-owned subsidiary, Health Management Corporation of America ("HMCA").

     MRI equipment sales increased dramatically by 161%, from $6.9 million for the first nine months of fiscal 2002 to $18.0 million for the first nine months of fiscal 2003, reflecting increased sales of the Stand-Up MRI scanners. Service and repair revenues increased by 13%, from $1.6 million for the first nine months of fiscal 2002 to $1.8 million for the first nine months of fiscal 2003 and license fees and royalties increased by 11% from $1.8 million for the first nine months of fiscal 2002 to $2.0 million for the first nine months of fiscal 2003. Consequently, overall revenues recognized by the Company's MRI equipment manufacturing and service business increased by 109% from $10.4 million in the first nine months of fiscal 2002 to $21.7 million in the first nine months of fiscal 2003. There were significant increases in scanner sales to both unrelated parties, from $3.4 million in the first nine months of fiscal 2002 to $11.3 million in the first nine months of fiscal 2003 (232%) and to related parties, from $3.5 million in the first nine months of fiscal 2002 to $6.7 million in the first nine months of fiscal 2003 (91%). As a result, the operating loss from the Company's MRI equipment manufacturing and service business improved to a loss of $8.7 million for the first nine months of fiscal 2003 from a loss of $11.9 million for the first nine months of fiscal 2002.

     The increase in product sales reflected continuing market acceptance of the Company's Stand-Up(TM) MRI scanners. During the first nine months of fiscal 2003, revenues of approximately $17.3 million were recognized from sales of Stand-Up(TM) MRI scanners and $100,000 from the sale of a refurbished Beta MRI scanner. During the first nine months of fiscal 2002, the Company recognized revenues of approximately $6.9 million from the sale of Stand-Up(TM) MRI scanners.

     There were approximately $1 million in foreign sales revenues for the first nine months of fiscal 2003 as compared to approximately $1.8 million in foreign sales revenues for the first nine months in fiscal 2002.

     HMCA, which provides physician and diagnostic management services, experienced an operating loss of $2.4 million for the first nine months of fiscal 2003 compared to operating income of $782,000 for the first nine months of fiscal 2002. The decline in HMCA income was attributable to lower revenues reflecting a decline in management fees ($17.3 million for the first nine months of fiscal 2003 compared to $19.0 million for the first nine months of fiscal
2002) from the facilities and medical practices managed by HMCA. The principal cause for the decline in HMCA revenues was the closing of nine facilities (six in fiscal 2002 and three in fiscal 2003) and reduced revenues from two sites while they were in the process of installing two new Stand-Up(TM) MRI scanners. Shortly following the end of the third fiscal quarter of 2003, HMCA sold A&A Services for $3.0 million (payable pursuant to a promissory note) to the original owners of A&A Services plus forgiveness by the buyers of approximately $909,000 remaining due to them by HMCA on account of the original purchase.

     Accordingly, the Company's consolidated operating loss was $11.1 million for the first nine months of fiscal 2003 as compared to a consolidated operating loss of $11.1 million for the first nine months of fiscal 2002, which although rounding to the same figure represented a slight improvement of $50,000.

     Although the Company's scanner sales increased significantly from fiscal 2002, increased costs and expenses, together with a decline in management fee revenues recognized by HMCA, are among the principal reasons for the Company's continuing operating losses. Product sales revenues attributable to the Company's medical (MRI) equipment business were $18 million for the first nine months of fiscal 2003 as compared to $6.9 million for the first nine months of fiscal 2002. Costs of revenues attributable to the Company's product sales were $11.7 million for the first nine months of fiscal 2003 as compared to $5.0 million for the first nine months of fiscal 2002.

     As a result, the Company recognized a gross profit from product sales of $6.3 million and a gross profit margin of 35% for the first nine months of fiscal 2003 as compared to a gross profit of $1.9 million and a gross profit margin of 28% for the first nine months of fiscal 2002. Our gross profit margin on product sales increased as a result of greater efficiencies realized as a result of our increased sales volume and production levels.

     The Company's efforts to improve equipment sales volume have emphasized increased marketing and sales efforts and research and development to improve the competitiveness of its products.

     As a result, we incurred expenses of approximately $2.3 million in our new advertising program, which includes television and radio advertising, during the first nine months of fiscal 2003. This was the principal reason selling, general and administrative expenses increased from $15.0 million in the first nine months of fiscal 2002 to $17.2 million in the first nine months of fiscal 2003. Research and development expenditures increased slightly by 5% to $3.9 million for the first nine months of fiscal 2003 as compared to $3.7 million the first nine months of fiscal 2002.

     Compensatory element of stock issuance increased by 24% to approximately $4.1 million for the first nine months of fiscal 2003 from approximately $3.3 million for the first nine months of fiscal 2002, reflecting a greater use of Fonar's stock plans.

     Interest expense of $481,000 in the first nine months of fiscal 2003 decreased by 23% as compared to $592,000 for the first nine months of fiscal 2002 due to the repayment of indebtedness. In addition, we had financing costs of $1.6 million paid in stock and warrants in the first nine months of 2002 as compared to no such costs in the first nine months of 2003.

     Cash and cash equivalents decreased by 45% from $7.5 million at June 30, 2002 to $4.1 million at March 31, 2003, reflecting costs of building scanners and increased expenses, while cash receipts from deliveries were in many cases delayed because of customer delays in site preparation necessary for deliveries to be made.

     Inventories increased by 9% to $5.1 million at March 31, 2003 as compared to $4.7 million at June 30, 2002 as the Company's new purchases of parts in the manufacturing of scanners exceeded utilization in part as a result of customer delays.

     Accounts receivable increased to $13.8 million as at March 31, 2003 from $13.7 million as at June 30, 2002, primarily due to decreased receivables from HMCA's physician and diagnostic management business although accounts received from service contracts on MRI scanners increased from $781,000 to $1.4 million.

     In July, 2000 General Electric and the Company entered into an agreement under which General Electric agreed to act as a sales representative for the Company's Stand-Up(TM) MRI scanners. Fonar has been working closely with GE Medical Systems to assist them in marketing the Stand-Up(TM) MRI. General Electric has purchased a total of four Stand-Up MRI scanners to resell to its customers.

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

Liquidity and Capital Resources

     Cash, cash equivalents and marketable securities decreased by 25% from $13 million at June 30, 2002 to $9.8 million at March 31, 2003. Principal uses of cash during the first nine months of fiscal 2003 included capital expenditures of $602,000, repayment of indebtedness and capital lease obligations in the amount of $2.3 million, capitalized software development costs of $627,000 and capitalized patent and trademark costs of $223,000.

     Marketable securities approximated $5.8 million as at March 31, 2003, as compared to $5.6 million at June 30, 2002. At March 31, 2003, our investments in U.S. Government obligations were approximately $3.8 million and our investments in corporate and government agency bonds were approximately $2 million. This has had the intended effect of reducing the volatility of the Company's investment portfolio.

     Cash used by operating activities for the first nine months of fiscal 2003 approximated $1.1 million. Cash used by operating activities was attributable substantially to our net loss for the period reduced by prepayments from related parties on certain sales-type leases.

     Cash used in investing activities for the first nine months of fiscal 2003 approximated $1.7 million. The principal uses of cash from investing activities during the first nine months of fiscal 2003 consisted of expenditures for property and equipment of approximately $602,000, capitalized software and patent costs of approximately $850,000 and additional investments in marketable securities of $244,000.

     Cash used by financing activities for the first nine months of fiscal 2003 approximated $647,000. The principal uses of cash in financing activities during the first six months of fiscal 2003 consisted of repayment of principal on long-term debt of approximately $2.3 million and the principal sources were net proceeds from exercises of stock options and warrants of $1.1 million and proceeds from long-term debt of $950,000.

     Total liabilities decreased by 9% during the first nine months of fiscal 2003, from approximately $36.9 million at June 30, 2002 to approximately $33.6 million at March 31, 2003.

     The decrease in liabilities was attributable principally to a decrease in the current portion of long term debt ($8.8 million to $7.3 million) and a decrease in customer advances of $2.1 million from $7.7 million at June 30, 2002 to $5.6 million at March 31, 2003 and a decrease in the unearned portion of prepaid license fees from $4.7 million to $2.9 million. The decrease in total liabilities was offset by an increase in accounts payable from $4.0 million at June 30, 2002 to $5.3 million at March 31, 2003 and an increase in long-term debt from $833,000 at June 30, 2002 to $991,000 at March 31, 2003.

     As of March 31, 2003, our obligations included approximately $7.8 million in other current liabilities including deferred revenue from license fees of $2.3 million, unearned revenue on service contracts of $1.6 million, accrued salaries and payroll taxes of $1.9 million and excise and sales taxes of $1.9 million.

     As of March 31, 2003, we had a bank credit facility of $5,500,000 which was utilized in full. The interest on loans made under the facility is either the bank's prime rate, as in effect from time to time or 0.5% plus the bank's cost of funds rate, as selected by Fonar when the loan is made.

     Our working capital approximated $11.5 million as of March 31, 2003, as compared to working capital of $14.1 million as of June 30, 2002, declining by 18%. This reflects, with respect to current assets, principally a decrease in cash of $3.4 million ($7.5 million at June 30, 2002 as compared to $4.1 million at March 31, 2003) and a decrease in the current portion of investments in sales-type leases ($1.9 million at June 30, 2002 as compared to $161,000 at March 31, 2003 resulting from prepayments of the leases) offset by an increase ($1.2 million at June 30, 2002 as compared to $1.3 million at March 31, 2003) in costs and estimated earnings in excess of billings on uncompleted contracts (this item represents the extent to which the revenues earned on a contract exceed the advances we received from the customer) and prepaid expenses and other current assets ($1.1 million at June 30, 2002 as compared to $1.6 million at March 31, 2003), as a result of advances made to suppliers. Accounts receivable remained relatively constant increasing slightly from $13.7 million as at June 30, 2002 to $13.8 as at March 31 2003.

     With respect to current liabilities, the current portion of long-term debt decreased by $1.5 million from $8.8 million at June 30, 2002 to $7.3 million at March 31, 2003 as a result of repayment of debt. Customer advances decreased from $7.7 million at June 30, 2002 to $5.6 million at March 31, 2003 as a result of existing orders being put into production. Accounts payable, however, increased from $4.0 million at June 30, 2002 to $5.3 million at March 31, 2003 as the Company incurred obligations in connection with increased manufacturing and advertising activities.

     In order to conserve our capital resources, we have issued common stock under our stock bonus and stock option plans to compensate employees and non-employees for services rendered. In first nine months of fiscal 2003, the compensatory element of stock issuances was $4.1 million as compared to $3.3 million for the first nine months of fiscal 2002. Utilization of equity in lieu of cash compensation has improved our liquidity since it increases cash available for other expenditures.

     The foregoing trends in Fonar's capital resources are expected to improve as Fonar's MRI scanner products gain wider market acceptance and produce greater sales revenues.

     Fonar has not committed to making additional capital expenditures in the 2003 fiscal year other than its intention to continue research and development expenditures at current levels. HMCA also expects to incur expenditures of approximately $350,000 to refurbish and improve one MRI facility.

     Our business plan currently includes an aggressive program for manufacturing and selling our new line of Open MRI scanners. In addition, we are enhancing our revenue by participating into the physician and diagnostic management services business through our subsidiary, HMCA.

     HMCA is in the process of upgrading the MRI facilities which it manages, most significantly by the replacement of existing MRI scanners with new Stand-Up(TM) MRI scanners. To date, Stand-Up(TM) MRI scanners have been installed at four MRI facilities managed by HMCA and one Stand-Up(TM) MRI scanner is in the process of being installed at one other MRI facility managed by HMCA.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our investments are in fixed rate instruments. None of the fixed rate instruments in which we invest extend beyond March 31, 2009. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by us at March 31, 2003.

                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE

                                  Investments
                                  in Fixed Rate    Weighted Average
                Date              Instruments      Interest Rate

                3/31/04           $4,280,038            2.02%
                3/31/05              453,984            5.39%
                3/31/06              400,000            4.97%
                3/31/07              200,000            5.25%
                3/31/08              297,771            5.55%
                3/31/09              100,000            3.38%

                Total:            $5,731,793
                                  ==========

                 Fair Value
                  at 3/31/03      $5,796,877
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

                                                    FONAR CORPORATION
                                                    (Registrant)

                                                    By:  /s/ Raymond V. Damadian
                                                         Raymond V. Damadian
                                                         President & Chairman
Dated:   May 15, 2003

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

Date:    May 15, 2003

/s/ Raymond V. Damadian
Raymond V. Damadian
President, Principal Executive Officer and Acting Principal
Financial Officer