Form 10-K
period 2003-06-30
FONAR CORP
filed 2003-09-30
CIK 355019

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-K
                              ---------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended June 30, 2003

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

          _____________________________________________________________
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

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

Yes ___X___      No _______


Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K (ss.229.405 of this Chapter), is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to the Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ___X___      No _______

As of September 3, 2003, 85,890,712 shares of Common Stock, 4,153 shares of Class B Common Stock, 9,562,824 shares of Class C Common Stock and 7,836,287 shares of Class A Non-voting Preferred Stock of the registrant were outstanding. The aggregate market value of the approximately 83,301,869 shares of Common Stock held by non-affiliates as of such date (based on the closing price per share on September 3, 2003 as reported on the NASDAQ System) was approximately $144,945,252 million. The other outstanding classes do not have a readily determinable market value.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I
ITEM 1.  BUSINESS
GENERAL

FONAR Corporation (the "Company" or "FONAR") is a Delaware corporation which was incorporated on July 17, 1978. The Company's address is 110 Marcus Drive, Melville, New York 11747 and its telephone number is (631) 694-2929. FONAR also maintains a WEB site at www.fonar.com.

FONAR is engaged in the business of designing, manufacturing, selling and servicing magnetic resonance imaging ("MRI" or "MR") scanners which utilize MRI technology for the detection and diagnosis of human disease. FONAR's founders built the first scanner in 1977 and FONAR introduced the first commercial MRI scanner in 1980. FONAR is the originator of the iron-core non-superconductive and permanent magnet technology.

FONAR's iron frame technology made FONAR the originator of "open" MRI scanners. FONAR introduced the first "open" MRI in 1980. It has concentrated since on further application of its "open" MRI, introducing the Stand-Up(TM) Brand MRI scanner, the QUAD(TM) MRI, the Open Sky(TM) MRI and its works in progress MRI operating room.

The product we are now most vigorously promoting is our Stand-Up(TM) MRI. The Stand-Up(TM) MRI is unique in the industry in that it allows patients to be scanned in a fully weight-bearing condition, such as standing, sitting or bending in any position that causes symptoms. This means that an abnormality or injury, such as a slipped disk can be visualized where it may not be visualized with the patient lying down.

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

The Stand-Up(TM) MRI permits, for the first time, MRI diagnoses to be made in the weight-bearing state. The Stand-Up(TM) MRI is the only MRI scanner which allows patients to be scanned while standing, sitting or reclining, either horizontally or at an angle. This means that an abnormality or injury, such as a slipped disk, will be able to be scanned under full weight-bearing conditions, or, more often than not, in the position in which the patient experiences pain. An elevator built into the floor brings the patient to the desired height in the scanner. An adjustable bed allows the patients to stand, sit or lie on their backs, sides or stomachs at any angle. In the future the Stand-Up(TM) MRI may also be useful for MRI directed surgical procedures.

We are vigorously promoting sales of the Stand-Up(TM) MRI which we regard as our most promising product. The market for the Stand-Up(TM) shows strong progress. During the fiscal year ended June 30, 2003, we received orders for 22 Stand-Up(TM) MRI scanners as compared to 20 for the fiscal year ended June 30, 2002. Revenues recognized from the sale of Stand-Up(TM) MRI scanners increased in fiscal 2003 by 119% over fiscal 2002 from approximately $11.1 million in fiscal 2002 to approximately $24.3 million in fiscal 2003. The following chart shows the revenues attributable to our different model scanners for the fiscal years ended June 30, 2002 and June 30, 2003. Note that we recognize revenue on a percentage of completion basis. Accordingly, revenue is recognized as each sub-assembly of a scanner is manufactured. Consequently the revenues for a fiscal period do not necessarily relate to orders placed in that period.

     Model                   Revenues Recognized
                             2002           2003

     Stand-Up(TM)        $11,089,675    $24,298,460
     Fonar 360(TM)                 0              0
     QUAD(TM)                      0              0
     Echo(TM)                      0              0
     Beta(TM)(used)        $   361,000    $   100,000

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

The QUAD(TM) MR scanner utilizes a electromagnet and is accessible from four sides. The QUAD(TM) was the first "open" MRI scanner at high field. The greater field strength of the QUAD(TM)'s magnet, when enhanced by the electronics already utilized by the Company's scanners, produces images of a quality and clarity competitive with high field superconductive magnets. The QUAD(TM) scanner magnet is among the highest field "open MRI" scanners in the industry.

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

Fonar has an internal sales force of approximately 17 persons, concentrating on domestic sales. Fonar continues to use manufacturer's representatives and distributors for its foreign sales efforts. Fonar has also expanded its website to a full-scale interactive product information desk for reaching new customers and assisting existing customers. Fonar has been experiencing increasing scanner sales activity originating from its website.

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

HMCA currently is managing 11 diagnostic imaging centers, and six physical therapy and rehabilitation practices located principally in New York State and Florida. HMCA discontinued management of primary care offices, selling that portion of its business in April, 2003.

PRODUCTS

The Company's principal products are its Stand-Up(TM) MRI, the Fonar 360(TM), the QUAD(TM) scanner series and the Echo(TM).

The Stand-Up(TM) MRI is a whole-body open MRI system that enables positional MRI (pMRI(TM)) applications, such as weight-bearing MRI studies. Operating at a magnetic field strength of 0.6 Tesla, the scanner is a powerful, diagnostically versatile and cost-effective Open MRI that provides a broad range of clinical capabilities and a complete set of imaging protocols.

Patients can be scanned standing, bending, sitting, upright at an intermediate angle or in any of the conventional recumbent positions. This multi-positional MRI system accommodates an unrestricted range of motion for flexion, extension, lateral bending, and rotation studies of the cervical (upper)and lumbar (lower) spine. Previously difficult patient scanning positions can be achieved using the system's MRI-compatible, three-dimensional, motorized patient handling system. Patients, lying horizontally, are placed into the magnet in the conventional manner. The system's lift and tilt functions then deliver the targeted anatomical region to the center of the magnet. The ceiling and floor are recessed to accommodate the full vertical travel of the table. True image orientation is assured, regardless of the rotation angle, via computer read-back of the table's position. Spines and extremities can be scanned in weight-bearing states; brains can be scanned with patients either standing or sitting.

The Stand-Up(TM) MRI is exceptionally open, making it the most non-claustrophobic whole-body MRI scanner. Patients can walk into the magnet, stand or sit for their scans and then walk out. From the patient's point of view, the magnet's front-open and top-open design provides an unprecedented degree of comfort because the scanner allows the patient an unobstructed view of the scanner room from inside the magnet, and there is nothing in front of one's face or over one's head. The only thing in front of the patient's face during the scan is a very large (42") panoramic TV (included with the scanner) mounted on the wall. The bed is tilted back five degrees to stabilize a standing patient. Special coil fixtures, a patient seat, Velcro straps, and transpolar stabilizing bars are available to keep the patient comfortable and motionless throughout the scanning process.

Full-range-of-motion studies of the joints in virtually any direction will be possible, an especially promising feature for sports injuries. Full range of motion cines, or movies, of the lumbar spine will be achieved under full body weight.

The Stand-Up(TM) MRI will also be useful for MR-directed surgical procedures as the surgeon would have unhindered access to the patient with no restrictions in the vertical direction.

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

The Fonar 360(TM) is presently marketed as a diagnostic scanner and is sometimes referred to as the Open Sky(TM) MRI. In its Open Sky(TM) version, the Fonar 360(TM) serves as an open patient-friendly scanner which allows 360 access to the patient on the scanner bed.

To optimize the patient-friendly character of the Open Sky(TM) MRI, the walls, floor, ceiling and magnet poles are decorated with landscape murals. The patient gap is twenty inches and the magnetic field strength, like that of FONAR's QUAD(TM) MRI scanner, is 0.6 Tesla.

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

Four sides are open on the QUAD(TM), thus allowing access to the scanning area from four vantage points. In the case of breast imaging the access by a physician permits image guided biopsy to be performed easily which is essential once suspicious lesions are spotted. In addition to being far superior to x-ray in detecting breast lesions because of the MRI's ability to create the soft tissue contrast needed to see them, where x-ray is deficient in its ability to generate the needed contrast between cancer and normal tissue, there is not the painful compression of the breast characteristic of X-ray mammography.

The Stand-Up(TM) MRI, Fonar 360(TM) and QUAD(TM) scanners share much of the same fundamental technology and offer the same speed, precision and image quality. These scanners initiated the new market segment of high-field open MRI in which the Fonar Stand-Up(TM) MRI is one of the market leaders. High-field open MRIs operate at significantly higher magnetic field strengths and, therefore, produce more of the MRI image-producing signal needed to make high-quality MRI images (measured by signal-to-noise ratios, S/N).

The Stand-Up(TM) MRI, Fonar 360(TM) and QUAD(TM) scanners utilize a 6000 gauss (0.6 Tesla field strength) iron core electromagnet. The greater field strength of the 6000 gauss magnet, as compared to lower field open MRI scanners that operate at 3,000 gauss (0.3 Tesla) when enhanced by the electronics already utilized by the Company's scanners, produces images of higher quality and clarity. Fonar's 0.6 Tesla open scanner magnets are among the highest field "open MRI" magnets in the industry. One competitor's open scanner was recently introduced at 0.7 Tesla field strength and differs negligibly from Fonar's 0.6 Tesla scanners.

The Stand-Up(TM) MRI, Fonar 360(TM) and QUAD(TM) scanners are designed to maximize image quality through an optimal combination of signal-to-noise (S/N) and contrast-to-noise (C/N) ratios. The technical improvements realized in the scanners' design over their lower field predecessors also include increased image-processing speed and diagnostic flexibility.

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

The Stand-Up(TM) MRI, Fonar 360(TM) and QUAD(TM) provide various features allowing for versatile diagnostic capability. For example, SMART(TM) scanning allows for same-scan customization of up to 63 slices, each slice with its own thickness, resolution, angle and position. This is an important feature for scanning parts of the body that include small-structure sub-regions requiring finer slice parameters. There is also Multi-Angle Oblique (MAO)(TM) imaging, and oblique imaging.

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

During fiscal 2003, sales of the Company's Stand-Up(TM) MRI scanners accounted for approximately 45.9% of total revenues and 81.1% of medical equipment revenues, as compared to 25.7% of total revenues and 68.7% of medical equipment revenues in fiscal 2002. This dramatic increase shows the market penetration being achieved by the Stand-Up(TM) MRI scanner and the successful reemphasis of the Company on new product development and scanner sales.

During fiscal 2003, less than 1% of both total revenues and of medical equipment revenues were derived from the sale of a refurbished Beta(TM) scanner and during fiscal 2002, 1% of total revenues and 2.1% of medical equipment revenues were derived from the sale of two refurbished Beta(TM) scanners. The Beta(TM) is an older model scanner which the Company does not manufacture any longer. Nevertheless, the Company can refurbish and sell used Beta(TM) scanners where there is a demand for it.

During fiscal 2003 and fiscal 2002, sales of the Company's QUAD(TM), Fonar 360(TM) and Echo(TM) scanners accounted for none of the Company's revenues. The Company's principal selling, marketing and advertising efforts have in the past two years focused on the Stand-Up(TM) MRI, which it believes is a particularly unique product, being the only MRI scanner which is both open and allows for weight bearing imaging. Since the Company perceives that the Stand-Up(TM) MRI is successfully penetrating the market and the Company's objective is to achieve profitability as soon as possible, primarily through product sales, we expect to continue our focus on the Stand-Up(TM) MRI in the immediate future. Further in the future, the Company is optimistic that its other products and works in progress, including the interventional or "operating room" version of the Fonar 360 (which is not yet available) and in office weight bearing extremities scanner (one of our works in progress) will also contribute materially to increased product sales.

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

MRI takes advantage of the nuclear resonance signal elicited from the body's tissues and the exceptional sensitivity of this signal for detecting disease. Much of the serious disease of the body occurs in soft tissue. The principal diagnostic modality currently in use for detecting disease, as in the case of x-ray mammography, are diagnostic x-rays. X-rays discriminate soft tissues like healthy breast tissue and cancerous tissue poorly because the x-ray particle traverses the tissues almost equally thereby rendering the target film equally exposed by the two tissues and creating healthy and cancerous shadows on the film that differ very little in brightness. The image contrast between cancerous and healthy tissue is poor, making the detection of breast cancers by the x-ray mammogram less than optimal. If microscopic stones (microcalcifications) are not present to provide the missing contrast the breast cancer goes undetected. They frequently are not present. The maximum contrast available by x-ray with which to discriminate disease is 4%. Brain cancers differ from surrounding healthy brain by only 1.6% while the contrast by MRI is 25 times greater at 40%. X-ray contrasts among the body's soft tissues are maximally 4%. Their contrast by MRI is 32.5 times greater (130%).

On the other hand the soft tissue contrasts with which to distinguish cancers on images by MRI are up to 180%. In the case of cancer these contrasts can be even more marked making cancers readily visible and detectable anywhere in the body. This is because the nuclear resonance signals from the body's tissues differ so dramatically. Liver cancer and healthy liver signals differ by 180% for example. Thus there is some urgency to bring to market an MRI based breast scanner that can overcome the x-ray limitation and assure that mammograms do not miss serious lesions. The added benefit of MRI mammography relative to x-ray mammography is the elimination of the need for the patient to disrobe and the painful compression of the breast typical of the x-ray mammogram. The patient is scanned in her street clothes in MRI mammography. Moreover MRI mammogram scans the entire chest wall including the axilla for the presence of nodes which the x-ray mammogram cannot reach.

The Company views its Stand-Up(TM) MRI as having the potential for being the ideal mammography machine as it permits the patient to be seated for the examination, which would allow easy access for an MR guided breast biopsy when needed.

The Company is developing a superconductive version of its open magnets. This MRI scanner will combine the benefits of openess with the high field strength of a superconducting magnet. The Company received FDA approval for its QUAD-S(TM) product in June, 2001.

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

Fonar's internal sales force is approximately 17 persons. Our internal sales force handles the domestic market while we continue to use independent manufacturer's representatives and distributors for foreign markets. In addition to its internal domestic sales force, Fonar and General Electric Medical Systems, a division of General Electric Company, have entered into an arrangement pursuant to which General Electric Medical Systems acts as independent manufacturer's representative for Fonar's Stand-Up(TM) MRI scanner.

In addition, the Company has expanded its website to include an interactive product information desk for reaching customers. The Company plans to commence a program for providing demonstrations of its products to potential customers on an international basis. FONAR has been experiencing increasing scanner sales activity originating from its website.

The Company has exhibited its new products at the annual meeting of the Radiological Society of North America ("RSNA") in Chicago since November 1995 and plans to attend the RSNA meeting in November 2003 and future years. The RSNA meeting is attended by radiologists from all over the world. Most manufacturers of MRI scanners regularly exhibit at this meeting.

In 2003, the Company exhibited for the first time at the annual meeting of the American Academy of Orthopedic Surgeons (AAOS). The Company has targeted orthopedic surgeons as an important market for its Stand-Up(TM) MRI, and plans to attend future AAOS meetings.

The Company is directing its marketing efforts to meet the demand for high field open MRI scanners. Fonar plans to devote its principal efforts to marketing the Stand-Up(TM) MRI, which is the only scanner in the industry that has the unique capability of scanning patients under weight-bearing conditions and in various positions of pain or other symptoms. In addition the Company will continue to market its Fonar 360(TM), QUAD(TM) and Echo(TM) MRI scanners. Utilizing a 6000 gauss (0.6 Tesla field strength) iron core electromagnet, the Stand-Up(TM) MRI, Fonar 360(TM) and QUAD(TM) scanner magnets are among the highest field "open MRI" scanners in the industry.

The Company also will seek to introduce new MRI applications for its scanners such as MRI-directed surgery, head-to-toe MRI preventive screening and an in-office, weight-bearing, extremity MRI scanner.

The Company's areas of operations are principally in the United States. During the fiscal year ended June 30, 2003, 3.0% of the Company's revenues were generated by foreign sales, as compared to 5.0% and 1.7% for fiscal 2002 and 2001, respectively.

The Company is seeking to promote foreign sales and has sold scanners in various foreign countries. Foreign sales, however, have not yet proved to be a significant source of revenue.

SERVICE AND UPGRADES FOR MRI SCANNERS

The Company's customer base of installed scanners has been and will continue to be an additional source of income, independent of direct sales.

Income is generated from the installed base in two principal areas namely, service and upgrades. Service and maintenance revenues from the Company's external installed base were approximately $2.0 million in fiscal 2001, $2.2 million in fiscal 2002 and $2.5 million in fiscal 2003.

The Company anticipates that its new line of scanners will result in upgrades income in future fiscal years. The potential for upgrades income originates in the versatility and productivity of the MRI technology. New medical uses for the technology are constantly being discovered and are anticipated for the Upright Imaging(TM) technology as well. New features can often be added to the scanner by the implementation of little more than versatile new software packages. For example, software can be added to existing MRI angiography applications to synchronize angiograms with the cardiac cycle. By doing so the dynamics of blood vessel filling and emptying can be visualized with movies. Such enhancements are attractive to end users because they extend the useful life of the equipment and enable the user to avoid obsolescence and the expense of having to purchase new equipment. At the present time, however, upgrade revenue is not significant. Upgrade revenues were approximately $386,898 in fiscal 2002 and $205,893 in fiscal 2003.

Service and upgrade revenues are expected to increase as sales of scanners and the size of the customer base increases.

RESEARCH AND DEVELOPMENT

During the fiscal year ended June 30, 2003, the Company incurred expenditures of $5,955,667($791,216 of which was capitalized) on research and development, as compared to $5,955,394 ($855,612 of which was capitalized) and $6,621,225($754,804 of which was capitalized) incurred during the fiscal years ended June 30, 2002 and June 30, 2001, respectively.

Research and development activities have focused principally, on the development and enhancement of the new Stand-Up(TM) and Fonar 360(TM) MRI scanners and its new extremities scanner. The Stand-Up(TM) MRI and Fonar 360(TM) involve significant software and hardware development as the new products represent entirely new hardware designs and architecture requiring a new operating software. The Company's research activity includes developing a multitude of new features for the upright scanning made possible by the high speed processing power of its scanners. In addition, the Company's research and development efforts include the development of new software, such as its "Sympulse"(TM) software and hardware upgrade and the designing of new receiver surface coils for the Stand-Up(TM) MRI.

BACKLOG

The Company's backlog of unfilled orders at July 1, 2003 was approximately $26.8 million, as compared to $25.5 million at July 1, 2002. Of these amounts, approximately $4.9 million and $7.7 million had been paid to the Company as customer advances as at July 1, 2003 and July 1, 2002, respectively. Of the backlog amounts at July 1, 2003 and July 1, 2002, $2.5 and $6.9 million respectively represented orders from affiliates. It is expected that the existing backlog of orders will be filled within the current fiscal year. The Company's contracts generally provide that if a customer cancels an order, the customer's initial down payment for the MRI scanner is nonrefundable.

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

The Company has significantly enhanced its patent position within the industry and now possesses a substantial patent portfolio which provides the Company, under the aegis of United States patent law, "the exclusive right to make, use and sell" many of the scanner features which FONAR pioneered and which are now incorporated in most MRI scanners sold by the industry. The Company has 84 patents issued and approximately 50 patents pending. A substantial number of FONAR's existing patents specifically relate to protecting FONAR's position in the high-field iron frame open MRI market. The patents further enhance Dr. Damadian's pioneer patent (the 1974 Patent), that initiated the MRI industry and provided the original invention of MRI scanning. The 84 issued patents expire at various times between 2004 and 2021.

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

PRODUCT COMPETITION

MRI SCANNERS

A majority of the MRI scanners in use in hospitals and outpatient facilities and at mobile sites in the United States are based on high field air core magnet technology while the balance are based on open iron frame magnet technology. In 2000, the size of the MRI market in the United States was approximately $1.041 billion. In 2001, the size of the MRI market in the United States was approximately $1.202 billion. For the first half of 2002, the size of the MRI market in the United States was approximately $682.4 million ($1.365 annualized) FONAR's open iron frame MRI scanners are competing principally with high-field air core scanners. FONAR's open MRI scanners, however, utilizing a 6,000 gauss (0.6 Tesla field strength) iron core electromagnet, were the first "open" MR scanners at high field strength. In addition FONAR's works-in-progress include a superconductive version of its open magnets.

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

FONAR faces competition within the MRI industry from such firms as General Electric Company, Philips N.V., Toshiba Corporation, Hitachi Corporation and Siemens A.G. Most competitors have marketing and financial resources more substantial than those available to the Company. They have in the past, and may in the future, heavily discount the sales price of their scanners. Such competitors sell both high field air core and iron frame products. FONAR's current market share of the United States market for MRI scanners is under 2.0%. FONAR introduced the first "Open MRI" in 1980. "Open MRI" was made possible by FONAR's introduction of an MRI magnet built on an iron frame. Thus the magnetic flux generating apparatus of the magnet (magnet coils or permanent magnet bricks) was built into a frame of steel. The steel frame provided a return path for the magnetic lines of force and thereby kept the magnetic lines of force contained within the magnet. This enabled FONAR, from 1980 on, to show that the FONAR magnet was the only magnet that allowed the patients to stretch out their arms, the only "open" MRI.

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

For an 11 year period from 1983-1994, Fonar's large competitors (with one exception) generally rejected Fonar's "open" design but by now all have added the iron frame "open" magnet to their MRI product lines. One principal reason for this market shift, in addition to patient claustrophobia, is the awareness that the "open" magnet designs permit access to the patient to perform surgical procedures under MRI image guidance, a field which is now growing rapidly and is called "interventional MRI."

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

While Fonar's current market share of the domestic MRI market is under 2.0%, FONAR expects to be a leader in domestic open MRI market for several reasons. In MRI, scanning speed and image quality is controlled by the strength of the magnetic field. Fonar's Stand-Up(TM), Fonar 360(TM) and QUAD(TM) scanners operate at 0.6 Tesla, which make them among the highest field strength open MRI scanners. Furthermore, the Stand-Up(TM) MRI is the only MRI which allows patients to be scanned under weight-bearing conditions. High field MRI manufacturers convinced the marketplace for FONAR, and the marketplace accepts, that higher field strength translates directly into superior image quality and faster scanning speeds. No companies possess the Stand-Up(TM) MRI or Fonar 360(TM) scanners, and FONAR possesses the pioneer patents on "Open MRI" technology.

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

1.Establishment registration of companies which are required to register under 21 CFR Part 807.20, such as manufacturers, distributors, re-packagers and re-labelers. 2.Medical device listing with FDA of devices to be marketed. 3.Manufacturing devices in accordance with the Good Manufacturing Practices
(GMP) regulation in 21 CFR Part 820. 4.Labeling devices in accordance with labeling regulations in 21 CFR Part 801 or 809. 5.Submission of a Premarket Notification [510(k)] before marketing a device.

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


HEALTH MANAGEMENT CORPORATION OF AMERICA (PHYSICIAN AND DIAGNOSTIC SERVICES MANAGEMENT BUSINESS)

Health Management Corporation of America (formerly known as U.S. Health Management Corporation and referred to as "HMCA") was organized by the Company in March 1997. HMCA is a wholly-owned subsidiary which engages in the business of providing comprehensive management services to physicians' practices and other medical providers, in particular diagnostic imaging centers. The services provided by the Company include development, administration, leasing of office space, facilities and medical equipment, provision of supplies, staffing and supervision of non-medical personnel, legal services, accounting, billing and collection and the development and implementation of practice growth and marketing strategies.

HMCA currently manages 11 MRI facilities and six physical therapy and rehabilitation practices. In April, 2003, HMCA sold its subsidiary A&A Services, Inc. which managed four primary care medical practices. For the 2003 fiscal year, the revenues HMCA recognized from the MRI facilities were $13,497,837 and the revenues recognized from the physical therapy and rehabilitation practices were $9,435,000. The revenues recognized from the primary care medical practices were $1,179,095 through April 9, 2003, when this part of the Company's business was sold. These revenues have been reclassified as part of discontinued operations in the financial statements.

HMCA GROWTH STRATEGY

HMCA's growth strategy focuses on upgrading and expanding the existing facilities it manages and expanding the number of facilities it manages for its clients. Our most important effort in this regard is to promote and facilitate the replacement of existing MRI scanners with new Fonar Stand-Up(TM) MRI scanners at the most promising locations. To date, we have installed new Stand-Up(TM) MRI scanners at the MRI facilities we manage in Islandia, New York, Staten Island, New York and Bensonhurst, New York. We also plan to install Stand-Up(TM) MRI scanners at other MRI facilities we manage. The first additional location at which we plan to install a Stand-Up(TM) MRI scanner is in Boca Raton, Florida which will be a new site to replace the one currently located in Deerfield Beach, Florida.

HMCA's longer range plans involve opening new MRI facilities clustered in selected television and radio media areas in New York, Florida, Houston, Boston, Los Angeles and Chicago, although at the present time our efforts are focused only in the New York and Florida markets. Marketing efforts in targeted areas include television, radio and billboard advertising.

In addition, HMCA has promoted the opening of new physical therapy and rehabilitation offices by existing clients, expanding the number of such offices from the initial three offices we managed in August, 1998 to the six offices we currently manage. HMCA no longer manages any primary care offices and has no present plans to do so. In April, 2003, HMCA sold A&A Services, Inc., a company which it had acquired in 1998. This subsidiary managed four primary care offices.


PHYSICIAN AND DIAGNOSTIC MANAGEMENT SERVICES

HMCA's services to the facilities and practices it manages encompass substantially all of their business operations. The facilities and practices are controlled, however, by the physician owners, not HMCA, and all medical services are performed by the physicians and other medical personnel under their supervision. HMCA is the management company and performs services of a non-professional nature. These services include:

(1) Offices and Equipment. HMCA identifies, negotiates leases for and/or provides office space and equipment to its clients. This includes technologically sophisticated medical equipment. HMCA also provides improvements to leaseholds, assistance in site selection and advice on improving, updating, expanding and adapting to new technology.

(2) Personnel. HMCA staffs all the non-medical positions of its clients with its own employees, eliminating the client's need to interview, train and manage non-medical employees. HMCA processes the necessary tax, insurance and other documentation relating to employees.

(3) Administrative. HMCA assists in the scheduling of patient appointments, purchasing of medical supplies and equipment and handling of reporting, accounting, processing and filing systems. It prepares and files the physician portions of complex forms to enable its clients to participate in managed care programs and to qualify for insurance reimbursement. We assist the clients to implement programs and procedures to ensure full and timely regulatory compliance and appropriate cost reimbursement under no-fault insurance and workers' compensation guidelines, as well as compliance with other applicable governmental requirements and regulations, including HIPAA and other privacy requirements.

(4) Billing and Collections. HMCA is responsible for the billing and collection of revenues from third-party payors including those governed by no-fault and workers' compensation statutes.

(5) Cost Saving Programs. Based on available volume discounts, HMCA seeks to obtain favorable pricing for medical supplies, equipment, contrast agents (such as gadolinuim) and other inventory for its clients.

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

(8) Expansion Plans. HMCA assists the clients in developing expansion plans. Additional physicians, physical therapists and technologists have been added where needed.

HMCA advises clients on all aspects of their businesses, including expansion where it is a reasonable objective, on a continuous basis. HMCA's objective is to free physicians from as many non-medical duties as is practicable. Practices can treat patients more efficiently if the physicians can spend less time on business and administrative matters and more time practicing medicine.

HMCA provides its services pursuant to negotiated contracts with its clients. While HMCA believes it can provide the greatest value to its clients by furnishing the full range of services appropriate to that client, HMCA would also be willing to enter into contracts providing for a more limited spectrum of management services.

In the case of contracts with the MRI facilities, fees are charged by HMCA based on the number of procedures performed. In the case of the physical rehabilitation and medical practices, flat fees are charged on a monthly basis. Fees are subject to adjustment on an annual basis, but must be based on mutual agreement. The per procedure charges to the MRI facilities range from $325 to $1,060 per MRI scan. The monthly fees charged to the physical rehabilitation practices range from approximately $75,000 to $285,000. No MRI facilities or physical and rehabilitation facilities are owned by HMCA. Only one chiropractic practice managed by HMCA, providing HMCA with management fees of approximately $22,500 in fiscal 2003 and $180,000 in fiscal 2002, was owned by a seller in an acquisition. HMCA discontinued management of this practice in the beginning of the second quarter of fiscal 2003.

The practices and the facilities enter into contracts with third party payors, including managed care companies. With the exception of some capitated health plans in which the medical practices previously managed by HMCA up to April, 2003, participated, neither HMCA's clients nor HMCA participate in any risk sharing arrangements. Capitated plans are those HMO programs where the provider is paid a flat monthly fee per patient. All of the fees from capitated health plans were attributable to medical professional corporations managed by A & A Services, Inc., representing 48%, and 46% of their revenues in fiscal 2003 and fiscal 2002, respectively. Since divesting itself of the A&A Services, Inc. as of April 8, 2003, none of HMCA's clients nor HMCA have participated in any capitated or other risk sharing arrangements.

HMCA MARKETING

HMCA's marketing strategy is to expand the business and improve the facilities and practices which it manages. HMCA will also seek to increase the number of locations of those facilities and practices where market conditions are promising. HMCA will seek to promote growth of its clients' patient volume and revenue through installing new Stand-Up(TM) MRI scanners at MRI facilities and advertising in television, radio and other media.

HMCA's lack of capital resources has prevented HMCA from increasing the number of clients it manages through acquisitions since it made its most recent acquisition in August, 1998.

DIAGNOSTIC IMAGING FACILITIES AND OTHER ANCILLIARY SERVICES

Diagnostic imaging facilities managed by HMCA provide diagnostic imaging services to patients referred by physicians who are either in private practice or affiliated with managed care providers or other payor groups. The facilities are operated in a manner which eliminates the admission and other administrative inconveniences of in-hospital diagnostic imaging services. Imaging services are performed in an outpatient setting by trained medical technologists under the direction of physicians. Following diagnostic procedures, the images are reviewed by the interpreting physicians who prepare a report of these tests and their findings. These reports are transcribed by HMCA personnel and then delivered to the referring physician.

HMCA develops marketing programs in an effort to establish and maintain profitable referring physician relationships and to maximize reimbursement yields. These marketing approaches identify and target selected market segments consisting of area physicians with certain desirable medical specialties and reimbursement yields. Corporate and facility managers determine these market segments based upon an analysis of competition, imaging demand, medical specialty and payor mix of each referral from the local market. HMCA also directs marketing efforts at managed care providers.

Managed care providers have become an important factor in the diagnostic imaging industry. To further its position, HMCA will seek to expand the imaging modalities offered at its managed diagnostic imaging facilities.

COMPETITION (HMCA)

The physician and diagnostic management services field is highly competitive. A number of large hospitals have acquired medical practices and this trend may continue. HMCA expects that more competition will develop. Many competitors have greater financial and other resources than HMCA.

With respect to the diagnostic imaging facilities managed by HMCA, the outpatient diagnostic imaging industry is highly competitive. Competition focuses primarily on attracting physician referrals at the local market level and increasing referrals through relationships with managed care organizations. HMCA believes that principal competitors for the diagnostic imaging centers are hospitals and independent or management company-owned imaging centers. Competitive factors include quality and timeliness of test results, ability to develop and maintain relationships with managed care organizations and referring physicians, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times. HMCA believes that it will be able to effectively meet the competition in the outpatient diagnostic imaging industry by installing the new Fonar Stand-Up(TM) MRI scanners at its most promising facilities.


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

Anti-kickback Regulation

Under the federal Anti-kickback statute, which is applicable to Medicare and Medicaid, it is illegal, among other things, for a provider of MRI services to pay or offer money or other consideration to induce the referral of MRI scans. Neither HMCA nor its clients engage in this practice.

In fiscal 2003, approximately 11.8% of the revenues of HMCA's clients were attributable to Medicare and .5% were attributable to Medicaid. In fiscal 2002, approximately 8.8% of the revenues of HMCA's clients were attributable to Medicare and 0.17% were attributable to Medicaid.

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

Various States prohibit business corporations from practicing medicine. Various States also prohibit the sharing of professional fees or fee splitting. Consequently, HMCA leases space and equipment to clients and provides clients with a range of non-medical administrative and managerial services for agreed upon fees. HMCA does not engage in the practice of medicine or establish standards of medical practice or policies for its clients in any State even where permitted.

HMCA's clients generate revenue from patients covered by no-fault insurance and workers' compensation programs. For the fiscal year ended June 30, 2003 approximately 57.7% of our clients' receipts were from patients covered by no-fault insurance and approximately 11.1% of our client's receipts were from patients covered by worker's compensation programs. For the fiscal year ended June 30, 2002, approximately 43.2% of our clients' receipts were from patients covered by no-fault insurance and approximately 8.7% of our clients' receipts were from patients covered by workers compensation programs. In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA could be required to modify its business practices and services in ways that could be more costly to HMCA or in ways that decrease the revenues which HMCA receives from its clients.

HMCA believes that it and its clients are in compliance with applicable Federal, State and local laws. HMCA does not believe that such laws will have any material effect on its business.

EMPLOYEES

As of July 1, 2003, the Company employed 477 persons on a full-time and part-time basis. Of such employees, 32 were engaged in marketing and sales, 46 in research and development, 76 in prodution, 41 in customer support services, 282 in administration (including 168 on site at facilities and offices managed by HMCA and 62 performing billing, collection and transcription services for those facilities) and 18 professional MRI technicians on site at diagnostic imaging centers managed by HMCA.

ITEM 2. PROPERTIES

Fonar leases approximately 135,240 square feet of office and plant space at its principal offices in Melville, New York and at two other locations in Melville and Farmingdale, New York at a current aggregate annual rental rate of $955,985, excluding utilities, taxes and other related expenses. The term of one of the leases includes options to renew up through 2008 and the terms of the other leases extend to the beginning of 2009. Management believes that these premises are adequate for its current needs. HMCA leases approximately 16,850 square feet for its headquarters in Melville, New York at a current annual rental rate of $411,805. The term of the lease extends through September, 2009. In addition, HMCA maintains leased office premises for its clients at approximately 17 site locations having an aggregate annual rental rate of approximately $1.6 million under leases having various terms.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation pending, or to its knowledge, threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 9, 2003, we held our annual meeting of stockholders. The matters before the meeting were (1) the election of directors, (2) an increase in the number of shares of common stock the Company is authorized to issue, (3) the ratification of certain stock bonus and stock option plans and (4) the ratification of the selection of auditors for fiscal 2003. All nominees for directors were elected and all other proposals were approved, including the selection of Marcum &
Kliegman LLP as the Company's auditors for fiscal 2003. All of the directors elected, Raymond V. Damadian, Claudette J.V. Chan, Robert Janoff, Charles N. O'Data and Robert Djerejian were sitting directors. The proposal to increase the number of authorized shares of common stock of the Company approved by the stockholders allows the Board of Director to increase the number of authorized shares of common stock at any time or in increments from time to time, up to a maximum of 150 million shares. The plans ratified by the stockholders were the 2002 and 2003 Stock Bonus Plans and the 2002 Incentive Stock Option Plan. The table below lists the votes cast for, against or withheld, as well as abstentions and broker non-votes.

(1) Election of Directors:

                              FOR                   WITHHELD
                              ---                   --------

Raymond V. Damadian        310,775,628              2,512,091
Claudette J.V. Chan        310,778,455              2,509,313
Robert J. Janoff           310,777,455              2,510,313
Charles N. O'Data          310,198,112              3,089,657
Robert Djerejian           310,140,572              3,147,196

(2) Proposal to Increase Number of Authorized Shares of Common
Stock:

     FOR        AGAINST      ABSTAIN      BROKER NON-VOTES
 -----------   ---------     -------      ----------------
 304,500,914   8,522,782     264,073             0

(3) Ratification of Stock Bonus and Option Plans

     FOR        AGAINST      ABSTAIN      BROKER NON-VOTES
 -----------   ---------     -------      ----------------
 252,914,571   7,488,051     429,532         52,455,615

(4) Ratification of Auditors Marcum & Kliegman LLP

     FOR        AGAINST      ABSTAIN      BROKER NON-VOTES
 -----------   ---------     -------      -----------------
 311,593,011   1,307,281     387,476            0

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in the Nasdaq SmallCap market under the National Association of Securities Dealers Automated Quotation System ("NASDAQ") symbol FONR. The following table sets forth the high and low trades reported in NASDAQ System for the periods shown.

              Fiscal Quarter
              --------------
                                        High       Low
                                        ----       ----
July     -  September            2001   2.49       1.20
October  -  December             2001   1.48       1.15
January  -  March                2002   1.24       0.96
April    -  June                 2002   2.15       0.95
July     -  September            2002   1.99       0.99
October  -  December             2002   1.30       0.96
January  -  March                2003   1.12       0.80
April    -  June                 2003   1.45       0.81
July     -  September            2003   2.10       1.19

On September 3, 2003, the Company had approximately 4,728 stockholders of record of its Common Stock, 11 stockholders of record of its Class B Common Stock, 4 stockholders of record of its Class C Common Stock and 4,032 stockholders of record of its Class A Non-voting Preferred Stock.

At the present time, the only class of the Company's securities for which there is a market is the Common Stock.

The Company paid cash dividends in fiscal 1998 and the first three quarters of fiscal 1999 on monies it received from the enforcement of its patents. Except for these dividends, the Company had not paid any cash dividends. The Company anticipates paying one additional dividend on monies received from the enforcement of its patents. Except for these dividends, however, it is expected that the Company will continue to retain earnings to finance the development and expansion of its business.

Item 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data has been extracted from the Company's consolidated financial statements for the five years ended June 30, 2003. This consolidated selected financial data should be read in conjunction with the consolidated financial statements of the Company and the related notes included in Item 8 of this form. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Company's business plan.

                            STATEMENT OF OPERATIONS

              As of and For the Periods Ended June 30,
                2003         2002          2001          2000         1999
             -----------  ------------  ------------  ------------  ------------
Revenues  (1)$52,892,000  $ 43,161,000  $ 40,274,038  $ 33,560,000  $30,208,150

Cost of   (1)$32,477,000  $ 24,682,000  $ 25,959,000  $ 25,054,000  $24,804,000
revenues

Research &   $ 5,164,000  $  5,100,000  $  5,866,000  $  5,532,000  $ 6,648,000
Development
Expenses

Net Loss    $(15,201,000) $(16,956,000) $(14,538,000) $(11,054,000)$(14,677,000)
from
continued
operations

Net Gain     $   194,000  $ (5,926,000) $   (646,000) $     98,000  $   461,000
(Loss) from
discontinued
operations

Basic and         $(.20)        $(.27)        $(.25)        $(.20)        $(.27)
Diluted Net
Loss per
common share-
continuing
operations

Basic and         $  ---        $(.09)        $(.01)          $---         $.01
Diluted Net
Gain (Loss)
per common
share-
discontinued
operations

Weighted      75,816,973    63,511,814    57,388,050    55,096,212    52,862,647
average
number of
shares
outstanding

                               BALANCE SHEET DATA

Working
capital    (1)$13,053,000   $14,107,000  $ 17,206,000   $24,857,000  $38,472,000

Total         $58,749,000   $73,129,000   $84,900,000   $84,599,000  $97,648,000
assets

Long-       (1)$1,930,000   $ 9,624,000   $17,760,000   $15,443,000  $18,138,000
term debt
and
obligations
under
capital
leases

Stock-        $32,380,000   $35,695,000   $41,830,000   $51,285,000  $59,304,000
holder's
equity

(1) Amounts as of and for the years ended June 30, 1999 to June 30, 2002 have been adjusted for the reclassification of discontinued operations.


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

FONAR's principal MRI products are its Stand-Up(TM) MRI, Fonar 360(TM), QUAD(TM) and Echo(TM) MRI scanners. The Stand-Up(TM) MRI allows patients to be scanned for the first time under weight-bearing conditions. The Company has been aggressively seeking new sales and during fiscal 2003 and 2002, respectively received orders for 22 and 20 Stand-Up(TM) MRI scanners. The Stand-Up(TM) MRI is the only MRI capable of producing images in the weight bearing state.

At 0.6 Tesla field strength, the Stand-Up(TM) MRI, Fonar 360(TM) and QUAD(TM) magnets are among the highest field "Open MRI" scanners in the industry, offering non-claustrophobic MRI together with high-field image quality. Fonar's open MRI scanners were the first high field strength MRI scanners in the industry. Fonar also offers the Echo(TM), a low cost open MRI scanner. Fonar's works in progress include an in-office extremities scanner. (See "Description of Business - Products, Works-in-Progress and Product Marketing.")

HMCA commenced operations in July, 1997 and generates revenues from providing comprehensive management services (including development, administration, accounting and billing and collection services) together with office space, medical equipment, supplies and non-medical personnel to its clients. Revenues are in the form of management and leasing fees, which have been earned under contracts with MRI facilities, medical practices and physical rehabilitation practices. Since April 2003, HMCA no longer engages in the management of primary care medical practices.

Approximately 99% of HMCA's revenues for the fiscal years ended June 30, 2003, June 30, 2002 and June 30, 2001 were derived from contracts with facilities and practices owned by Dr. Raymond V. Damadian, the President of FONAR and HMCA and principal stockholder of FONAR. The agreements with the MRI facilities are for one-year terms which renew automatically on an annual basis, unless terminated. The fees are based on the number of procedures performed and currently range from $325 to $1,060 per MRI scan. The fees are reviewed and if appropriate, adjusted on an annual basis by mutual agreement.

The agreements with the physical rehabilitation practices are for a term of 20 years. The fees are fixed monthly fees adjusted annually. Historically, adjustments have been on the basis of changes in HMCA's costs, plus a percentage of costs. Currently, the monthly fees under these contracts with the physical rehabilitation practices range from approximately $75,000 to $285,000. Prior to HMCA's diversiture of A&A Services, Inc., which managed the medical practices, the monthly fees under the contracts with the medical practices were $110,000 during fiscal 2003.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2003, we recorded a valuation allowance which reduced our deferred tax assets to equal our deferred tax liability.

We amortize our intangible assets, including patents, purchased management agreements and capitalized software development costs, over the shorter of the contractual/legal life or the estimated economic life. Our amortization life for patents, purchased management agreements and capitalized software development costs is 15 to 17 years, 20 years and 5 years, respectively.

We periodically assesses the recoverability of long-lived assets, including property and equipment, intangibles and management agreements, when there are indications of potential impairment, based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors. During the year ended June 30, 2002, we recorded an impairment loss of $4,700,000 related to the management contracts in our physician's management services segment with the primary care medical practices. In April, 2003, we sold A&A Services, Inc., the subsidiary which held those contracts, back to the original sellers for a purchase price of $4.0 million. In addition, the buyers released HMCA from the balance of its indebtedness remaining due on the original purchase, in the amount of $913,495. As depreciated assets attributed to these contracts was $3,298,443. We recognized a gain of $509,814 on the transaction. These amounts have been reflected as discontinued operations in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS. (FISCAL 2003 COMPARED TO FISCAL 2002)

In fiscal 2003, the Company experienced a net loss of $15.0 million on revenues of $52.9 million, as compared to a net loss of $22.9 million on revenues of $43.2 million for fiscal 2002. This represents a decrease in the net loss of 34.5% and an increase in revenues of 22.5%. This was due in part to the fact that while revenues increased by 22.5%, total costs and expenses increased by only 18.2%. The Company's consolidated operating loss increased by 5.3% to $15.1 million for fiscal 2003 as compared to an operating loss of $14.4 million for fiscal 2002.

Discussion of Operating Results of Medical Equipment Segment
(Fiscal 2003 Compared to Fiscal 2002)
------------------------------------------------------------

Revenues attributable to the Company's medical equipment segment increased by 85.2% to $30.0 million in fiscal 2003 from $16.2 million in fiscal 2002, reflecting an increase in product sales of 115%, from $11.6 million in fiscal 2002 to $24.9 million in fiscal 2002 and an increase in service revenue of 13.6%, from $2.2 million in fiscal 2002 to $2.5 million in fiscal 2003. This improvement in revenues was attributable to the Company's increase in scanner sales, particularly its Stand-Up(TM) MRI, which is unique in that it permits MRI scans to be performed on patients upright in the weight-bearing state and in multiple positions that correlate with symptoms. During the fiscal years ended June 30, 2003 and June 30, 2002, respectively, the Company received orders for 22 and 20 Stand-Up(TM) MRI scanners.

Confirming the Company's expectation of increased demand for its MRI scanners, product sales to unrelated parties increased by 228% in fiscal 2003 from $5.4 million in fiscal 2002 to $17.7 million in fiscal 2003. Product sales to related parties increased by 17.7% in fiscal 2003 from $6.2 million in fiscal 2002 to $7.3 million in fiscal 2003. The Company believes that its principal challenges in achieving greater market penetration are primarily attributable to the better name recognition and larger sales forces of its larger competitors such as General Electric, Siemens, Hitachi, Philips and Toshiba and the ability of some of its competitors to offer attractive financing terms through affiliates, such as G.E. Capital. Nevertheless, no other competitor offers a whole body weight bearing MRI scanner such as the Stand-Up(TM) MRI, and General Electric Medical Systems division acts as a manufacturer's representative for the Stand-Up(TM) MRI.

The operating loss for the medical equipment segment improved by 26.6% from a loss of $15.4 million in fiscal 2002 to a loss of $11.3 million in fiscal 2003. This improvement is attributable to our continuing increase in gross margins on our scanner sales.

The  Company  recognized  revenues  of  $24.3  million  from the sale of its new
Stand-Up(TM)  MRI  scanners  and of  $100,000  from the sale of one  refurbished
(used) Beta(TM) scanner (the Company no longer manufactures Beta(TM) scanners) in fiscal 2003. In fiscal 2002, the Company recognized revenues of $11.1 million from the sale of Stand-Up(TM) MRI scanners, and $361,000 from the sale of two refurbished (used) Beta(TM) scanners.

Product sales revenues for fiscal 2003 included revenues from the sale of 17 scanners. Product sales revenues for fiscal 2002 included revenues from the sales of 11 scanners and for fiscal 2001, seven scanners.

Sales of MRI scanners to affiliated parties, consisting of professional corporations and other entities in which Dr. Damadian or members of his family have an interest represented approximately 13.8% ($7.3 million) of the Company's revenues in fiscal 2003, as compared to 13.9% ($6.2 million) of the Company's revenues in fiscal 2002.

License and royalty revenue increased by 6.1% to approximately $2.6 million in fiscal 2003 from approximately $2.4 million in fiscal 2002.

Gross profit margins on product sales improved significantly during fiscal 2003 from a 28% in fiscal 2002 to 35.6% in fiscal 2003. Such improvement was principally attributable to the medical equipment segment operating at a higher level of capacity resulting from the increased sales volume.

Research and development expenses, net of capitalized costs, increased by 2% to $5.2 million in fiscal 2003 as compared to $5.1 million in fiscal 2002. Our expenses for fiscal 2003 represented continued research and development of Fonar's scanners, its new hardware and software product, "Sympulse (TM)" and new surface coils to be used with the Stand-Up(TM) MRI scanner.

Discussion of Operating Results of Physician and Diagnostic Services Management Segment (Fiscal 2003 Compared to Fiscal 2002)
--------------------------------------------------------------------------------

Revenues attributable to the Company's physician and diagnostic services management segment (HMCA) decreased by 15.1% to $22.9 million in fiscal 2003 from $27.0 million in fiscal 2002. The decrease in revenues reflected a decline in MRI scan volume prior to upgrading older scanners, the closing of certain MRI facilities and other facilities managed by HMCA. The $1.2, $1.5 and $2.0 million in revenues from the medical primary care practices in fiscal 2003, 2002 and 2001 are not included in HMCA's revenues; this part of its business has been sold and results of operations are shown separately under discontinued operations.

Cost of revenues as a percentage of the related revenues for the Company's physician and diagnostic services management segment increased from $13.7 million or 50.7% of related revenues for the year ended June 30, 2002 to $13.3 million, or 57.9% of related revenue for the year ended June 30, 2003.

Operating results of this segment declined from operating income of $1.1 million in fiscal 2002 to an operating loss of $3.8 in fiscal 2003. In the fourth quarter of fiscal 2003, HMCA recognized an impairment loss of $795,237, on certain management agreements with a physical rehabilitation and therapy facility which was closed in the beginning of the second quarter of fiscal 2003. HMCA believes that focusing its efforts on more profitable facilities, including the introduction of Stand-Up(TM) MRI scanners, will in the long term improve HMCA's profitability.

Discontinued Operations - (Fiscal 2003 Compared to Fiscal 2002)
----------------------------------------------------------------

The net gain from discontinued operations for fiscal 2003 was $0.2 million as compared to a loss from discontinued operations of $5.9 million in fiscal 2002. The net gain from discontinued operations in fiscal 2003 consists of a loss from discontinued operations of $0.3 million offset by a gain from the sale of discontinued operations of $0.5 million. The loss from discontinued operations for fiscal 2002 was attributable primarily to an impairment loss of $4.7 million due to the reduction of the value of the management contracts with the medical primary care practices reflected on the Company's balance sheet because of past and anticipated performance. This portion of HMCA's business has now been sold and accordingly all results for the current and prior fiscal years have been reclassified as discontinued operations. In addition, included in the loss from discontinued operations in fiscal 2002, we recorded a debt conversion expense of $545,000 in connection with a premium associated with the repayment of approximately $2.5 million in long-term debt incurred in connection with the initial acquisition of A&A by HMCA.

The gain on the sale of discontinued operations in fiscal 2003 was $509,814, and represented the excess of the consideration received over the depreciated value of the contracts and other assets of the sold subsidiary.

Discussion of Consolidated Results of Operations (Fiscal 2003 Compared to Fiscal
2002)
--------------------------------------------------------------------------------

Interest income of $670,678 was recognized by the Company in 2003 as compared to $973,862 in fiscal 2002, representing a decrease of 31.1%. The decrease was attributable primarily to a decrease in interest on the Company's investments in marketable securities.

Interest expense of $626,450 was recognized in fiscal 2003 decreasing from $691,126 in fiscal 2002 and representing a decrease of 9.4%. The decrease was attributable primarily to the repayment of long-term debt and capital lease obligations in fiscal 2002.

In fiscal 2002, the Company recorded non-cash financing costs of $2.4 million in connection with the payment of its convertible debentures to The Tailwind Fund in common stock and the issuance of related warrants. This expense represented the discount from the market price on the stock issued to The Tailwind Fund and the value of the purchase warrants granted to the investor.

Selling, general and administrative expenses increased by 9.3% to $23.4 million in fiscal 2003 from $21.4 million in fiscal 2002. The increase in selling, general and administrative expenses was attributable primarily to the expansion of Fonar's increased manufacturing, advertising, marketing and sales activity. Commencing in fiscal 2002, the Company engaged the services of an advertising agency and introduced television and radio advertising.

The increase in compensatory element of stock issuances from approximately $4.7 million in fiscal 2002 to $4.8 million in fiscal 2003 reflected the continued use of Fonar's stock bonus plan to pay certain highly compensated employees and others in stock rather than in cash.

The lower provision for bad debt of $702,000 in fiscal 2003 as compared to $972,000 in fiscal 2002, reflected a decrease in reserves and write-offs of certain indebtedness. This represented primarily a reduction in the reserves for fees due to HMCA from $729,000 in fiscal 2002 to $335,000 in fiscal 2003 offset by an increase in Fonar's bad debt from $243,000 in fiscal 2002 to $367,000 in fiscal 2003.

The amortization expense in fiscal 2003 and 2002 of approximately $696,000 for both fiscal years, reflects the amortization of management agreements attributable to HMCA's acquisitions. The loss on impairment of management agreements was attributable to the closure of the primary care practices managed by HMCA's subsidiary, Central Health Care Services, Inc. because of a significant decline in overall patient volume.

The Company is enthusiastic about the future of its Stand-Up(TM) MRI and FONAR 360(TM) product line scanners which bring a new plateau of "openness" to diagnostic MRI and are expected to bring a new frontier in surgery for performing surgical treatments using MRI images to guide surgery. The Company believes its new products are beginning to successfully penetrate the market, as reflected in the dramatic increase in product sales from approximately $3.4 million in fiscal 2000 to $6.1 million in fiscal 2001, to $11.6 million in fiscal 2002 and to $24.9 million in fiscal 2003. In addition to increased product sales, the decline in service and repair fees has been reversed, as reflected by the increase in service and repair fees from $1.7 million in fiscal 2000 to $2.0 million in fiscal 2001 to $2.2 million in fiscal 2002 and $2.5 million in fiscal 2003.

Continuing its tradition as the originator of MRI, the Company remained committed to maintaining its position as the leading innovator of the industry through aggressive investing in research and development. In fiscal 2003 the Company continued its investment in the development of its new MRI scanners, together with software and upgrades, with an investment of $5,955,667 in research and development ($791,216 of which was capitalized) as compared to $5,955,394 ($855,612 of which was capitalized) in fiscal 2002. The research and development expenditures were approximately 18% of revenues attributable to the Company's medical equipment segment (and 10.8% of total revenues) in 2003 and 34.6% of medical equipment segment revenues (and 13.8% of total revenues)in fiscal 2002. This represented an essentially constant amount in research and development expenditures in fiscal 2002 and fiscal 2003 and also reflects the Company's greater emphasis on marketing and selling the products it has developed.

In summary, Fonar continued the trend of steadily increasing MRI scanner sales, most dramatically the increase in Stand-Up(TM) MRI scanner sales from fiscal 2001 through fiscal 2003. The physician and diagnostic services management segment (HMCA) revenues continued to decline slightly in the same period, from $28.5 in fiscal 2001 to $27.0 million in fiscal 2002 and to $22.9 in fiscal 2003.

Fonar anticipates that the increase in scanner sales will continue due to the unique capability of the Stand-Up(TM) MRI scanner to scan patients in weight-bearing positions and future sales of the Fonar 360(TM) for image guided interventional procedures and treatments and the high field strength of its other open MRI scanners, the Fonar 360(TM) and QUAD(TM) scanners. Service revenues have also increased over the past four fiscal years, from $1.7 million in fiscal 2000 to $2.0 million in fiscal 2001 to $2.2 million in fiscal 2002 and to $2.5 in fiscal 2003, which increases are attributable primarily to the increased number of scanners being placed in service. Most of the revenues on the Stand-Up(TM) MRI scanners sold in the last quarter of fiscal 2003, were not recognized as of June 30, 2003, and as of June 30, 2003, the Company's balance sheet reflects $4.9 million in customer advances, as compared to $7.7 million in customer advances as at June 30, 2002.

The Company has taken steps to reverse the decline in HMCA revenues by closing unprofitable facilities and continuing its program of replacing the MRI scanners at the MRI facilities it manages with Stand-Up(TM) MRI scanners. Stand-Up(TM) MRI scanners are now installed in the Islandia, New York site, Bensonhurst, New York and Staten Island, New York sites and additional Stand-Up(TM) MRI's are planned for other MRI facilities managed by HMCA.

Expenditures for advertising and marketing are likely to continue to increase, as the Company believes the increased advertising is helpful to promote sales.


RESULTS OF OPERATIONS. (FISCAL 2002 COMPARED TO FISCAL 2001)

In fiscal 2002, the Company experienced a net loss of $22.9 million and a net loss from continuing operations of $17.0 million on revenues of $43.2 million as compared to a net loss of $15.2 million and a net loss from continuing operations of $14.5 million on revenues of $40.3 million for fiscal 2001. This represented an increase in the net loss of 51%, an increase in the net loss from continuing operations of 16.6% and an increase in revenues of 7.1%.

Discussion of Operating Results of Medical Equipment Segment
(Fiscal 2002 Compared to Fiscal 2001)
------------------------------------------------------------

Revenues attributable to the Company's medical equipment segment increased by 54.3% to $16.2 million in fiscal 2002 from $10.5 million in fiscal 2001, reflecting an increase in scanner sales of 90.0%, from $6.1 million in fiscal 2001 to $11.6 million in fiscal 2002 and an increase in service revenue of 10% from $2.0 million in fiscal 2001 to $2.2 million in fiscal 2002. The Company attributed the increase in scanner sales to the growing market penetration of its products, particularly the Stand-Up(TM) MRI. Product sales to unrelated parties increased by 59% in fiscal 2002 from $3.4 million in fiscal 2001 to $5.4 million in fiscal 2002.

Sales to affiliated parties, consisting of professional corporations and other entities in which Dr. Damadian or members of his family have an interest represented approximately 14% ($6.2 million) of the Company's revenues in fiscal 2002, as compared to 6.0% ($2.7 million) of the Company's revenues in fiscal 2001.

Research and development expenses net of capitalized costs decreased by 14% to $5.1 million in fiscal 2002 as compared to $5.9 million in fiscal 2001. Our expenses for fiscal 2002 represented continued research and development of Fonar's scanners and its new hardware and software product, "Sympulse(TM) and new surface coils to be used within the Stand-Up(TM) MRI scanner".

Gross profit margins on product sales improved significantly during fiscal 2002 from a negative 2% in fiscal 2001 to 28% in fiscal 2002. Such improvement was principally attributable to the medical equipment segment operating at a higher level of capacity resulting from increased sales volume.

Results of operations for the medical equipment segment improved by 10% from a loss of $17.2 million in fiscal 2001 to a loss of $15.4 million in fiscal 2002. This improvement is attributable to our increase in gross margins on our scanner sales.

The Company recognized revenues of $11.1 million from the sale of its new Stand-Up(TM) MRI scanners and of $361,000 from sale of two refurbished (used) Beta(TM) scanners in fiscal 2002. In fiscal 2001 the Company recognized revenues of $1.6 million from the sale of Stand-Up(TM) MRI scanners, $1.1 million from the sale of Echo(TM) scanners and $3.0 million from the sale of QUAD(TM) MRI scanners. Sales of Beta(TM) scanners were $0 in fiscal 2001.

Product sales revenues for fiscal 2002 included revenues from the sale of 11 scanners. Product sales revenues for fiscal 2001 included revenues from the sales of seven scanners.

Discussion of Operating Results of Physician Management Services Segment (Fiscal 2002 Compared to Fiscal 2001)
------------------------------------------------------------------------

Revenues attributable to the Company's physician and diagnostic services management segment (HMCA) decreased by 9.3% to $27.0 million in fiscal 2002 from $29.8 million in fiscal 2001. The decrease in revenues reflected the closing of certain facilities managed by HMCA.

Cost of revenue for the Company's physician and diagnostic services management segment decreased from $16.7 million, or 56.0%, of related revenues for the year ended June 30, 2001 to $14.0 million, or 52.0%, of related revenues for the year ended June 30, 2002.

Discussion of Discontinued Operations (Fiscal 2002 Compared to Fiscal 2001)
---------------------------------------------------------------------------

The loss from discontinued operations increased from $5.9 million for fiscal 2002 as compared to $0.6 million for fiscal 2001 for increase in the loss of $5.3 million or 818%. The increase in the loss was due primarily to the loss on impairment of the management contract of $4.7 million. In addition, in fiscal 2002, we recorded a debt conversion expense of $545,000 in connection with a premium associated with the repayment of approximately $2.5 in long-term debt incurred in connection with an HMCA acquisition.

Discussion of Consolidated Results of Operations
(Fiscal 2002 Compared to Fiscal 2001)
------------------------------------------------

Other expenses of $69,133 were recognized by the Company in fiscal 2002 as compared to other income of $1.0 million (principally the sale of a partnership interest) in fiscal 2001, and investment income of $973,862 was recognized by the Company in 2002 as compared to $1.8 million in fiscal 2001. This represented a decrease of 69% in other income. In addition, the Company recorded non-cash financing costs of $2.4 million in fiscal 2002 in connection with the payment of its convertible debentures to the Tailwind Fund in common stock and the issuance of related warrants. This expense represented the discount from the market price on the stock issued to the Tailwind Fund and the value of the purchase warrants granted to the investor.

Selling, general and administrative expenses increased by 11.8% to $21.4 million in fiscal 2002 from $19.1 million in fiscal 2001. The increase was attributed primarily to the expansion of Fonar's increased manufacturing, advertising, marketing and sales activity.

The increase in compensatory element of stock issuances from approximately $4.0 million in fiscal 2001 to $4.7 million in fiscal 2002 reflected greater use of Fonar's stock bonus plan to pay certain highly compensated employees and others in stock rather than cash.

The higher provision for bad debts of $972,000 in fiscal 2002 as compared to $443,000 in fiscal 2001, reflected an increase in reserves and the write-offs of certain indebtedness by the medical equipment segment of $243,000 and reserves for fees due from HMCA managed facilities that were closed during the year in the amount of $729,000.

The amortization expense in fiscal 2002 and 2001 of approximately $.7 million in each year reflects the amortization of management agreements attributable to HMCA's acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities increased by 16% from $13.1 million at June 30, 2002 to $15.2 million at June 30, 2003.

Marketable securities approximated $5.8 million as of June 30, 2003, as compared to $5.6 million as of June 30, 2002. At June 30, 2003, we increased our investments in U.S. Government obligations from approximately $3.8 million to approximately $3.9 million and increased our investments in corporate and government agency bonds from approximately $1.8 million to approximately $1.9 million.

Cash provided by operating activities for fiscal 2003 approximated $3.2 million. Cash provided by operating activities was attributable substantially to the collection of sales type leases of $2.6 million and the collection of advances and notes from related parties of $0.5 million. Although we had an operating loss of $15.1 million, for fiscal 2003, we had a similar amount of non-cash expenses and other costs which were satisfied by the issuance of our common stock.

Cash provided by investing activities for fiscal 2003 approximated $0.4 million. The principal source of cash from investing activities was $2.8 million of proceeds from the sale of discontinued operations. The principal uses of cash from investing activities during fiscal 2003 consisted of expenditures for property and equipment of $1.3 million, capitalized software of $0.8 million and costs of patents of $0.4 million.

Cash used in financing activities for fiscal 2003 approximated $1.7 million. The principal uses of cash in financing activities during fiscal 2003 consisted of repayment of principal on long-term debt of approximately $8.7 million and the principal source was proceeds of restricted cash of $5.5 million along with proceeds of long-term debt of $950,000.

Total liabilities decreased by 30.0% during fiscal 2003, from approximately $37.2 million at June 30, 2002 to approximately $26.0 million at June 30, 2003. The decrease in liabilities was attributable principally to the repayments of long-term debt and capital leases.

During the year ended June 30, 2003, we issued 5,433,077 shares of our common stock primarily in connection with the payment of vendors and suppliers of goods and services to the Company. The greater number of these shares were used in lieu of cash to pay the costs of manufacturing the Company's MRI scanners. In addition, we issued 15,000 shares of our common stock in connection with a repayment of a note payable in the aggregate amount of $21,750.

The Company's obligations and the periods in which they are scheduled to become due are set forth in the following table:

                                 Due in
                                  Less         Due          Due          Due
                                  than 1      in 1-3       in 4-5       after 5
Obligation          Total         years        years        years        years
--------------   -----------   ----------   ----------   ----------   ----------
Long-term debt   $ 1,178,249   $  443,948   $  453,673   $  280,628   $     -

Capital lease
Obligation           751,327      578,004      173,323         -            -

Operating
  leases          12,685,018    2,766,571    4,469,223    3,302,947    2,146,277
                 -----------   ----------   ----------   ----------   ----------
Total cash
Obligations      $14,614,594   $3,788,523   $5,096,219   $3,583,575   $2,146,277
                 ===========   ==========   ==========   ==========   ==========

As at June 30, 2003, our obligations included approximately $1.9 million in various state sales taxes. The Company has to enter into payment plans with taxing authorities with respect to $1.5 million of past due sales taxes.

Our working capital surplus as of June 30, 2003 approximates $13.1 million, as compared to a working capital surplus of $14.1 million as of June 30, 2002.

In order to conserve its capital resources, we have issued common stock under its stock bonus and stock option plans to compensate employees and non-employees for services rendered. In fiscal 2003, the compensatory element of stock issuances was $4.8 as compared to $4.7 million for fiscal 2002. Utilization of equity in lieu of cash compensation has improved our liquidity since it increases cash available for other expenditures.

The foregoing trends in Fonar's capital resources are expected to improve as Fonar's MRI scanner products gain wider market acceptance and produce greater sales revenues.

Capital expenditures for fiscal 2003 approximated $2.5 million and substantially consisted of office and production equipment ($1.3 million), capitalized software costs ($0.8 million) and capitalized patent costs ($0.4 million).

Fonar has not committed to making capital expenditures in the 2004 fiscal year other than its intention to continue research and development expenditures at current levels. In addition, HMCA plans to incur expenditures of approximately $400,000 for a site location in Boca Raton, Florida.

Our business plan currently includes an aggressive program for manufacturing and selling its new line of Open MRI scanners. In addition, we are enhancing our revenue by participating in the physician and diagnostic services management business through our subsidiary, HMCA and are in the process of upgrading the facilities which it manages, most significantly by the replacement of existing MRI scanners with new Stand-Up(TM) MRI scanners.

Our business plan calls for a continuing emphasis on providing its customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from the Company's installed base of scanners were $2.0 million for the year ended June 30, 2001 and $2.2 million for the year ended June 30, 2002 and $2.5 million for the year ended June 30, 2003.

As of June 30, 2003, our current assets were $35.3 million and current liabilities of $22.2 million, resulting in a working capital surplus of approximately $13.1 million. Capital resources included $9.3 million in cash and cash equivalents and $5.8 million in marketable securities.

In addition, in May of 2001, we raised $4.5 through the issuance of debentures to The Tail Wind Fund. The debentures were repaid in shares of common stock, although at a discounted price, but provided us with much needed liquidity. Subsequently, in June, 2002, The Tailwind Fund provided Fonar with an additional $1,500,000 through the exercise of warrants for 1,000,000 shares at a price of $1.50 per share and in August, 2002 with an additional $1,125,000 through the exercise of warrants for an additional 1,000,000 shares at an exercise price of $1.125 per share. In September, 2003, The Tail Wind Fund exercised options to purchase 200,000 of the 2,000,000 replacement warrant received by The Tail Wind Fund after it had exercised the original 2,000,000 callable warrants in June and August of 2002. The exercise price was $1.42 per share.

We believe that the above mentioned financial resources, anticipated cash flows from operations and potential financing sources, will provide the cash flows needed to achieve the sales, service and production levels necessary to support its operations.


ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

FONAR's investments in fixed rate instruments. None of the fixed rate instruments in which FONAR invests extend beyond June 30, 2009. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by the Company at June 30, 2003.

INTEREST RATE SENSITIVITY
PRINCIPAL AMOUNT BY EXPECTED MATURITY
WEIGHTED AVERAGE INTEREST RATE

                                  Investments in       Weighted
                                   Fixed Rate          Average
                  Date              Instruments         Interest Rate

                6/30/04              4,466,422             2.07%
                6/30/05                303,984             5.32%
                6/30/06                400,000             4.97%
                6/30/07                200,000             5.25%
                6/30/08                297,939             5.55%
                6/30/09                100,000             3.38%

           Total:                    5,768,345

           Fair Value
           at 6/30/03                5,837,017

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

See Note 11 to the consolidated Financial Statements for information on long-term debt.

Item 8.
                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                      FONAR CORPORATION AND SUBSIDIARIES
          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                      Page No.
                                                                      -------

 INDEPENDENT AUDITORS' REPORT

 CONSOLIDATED BALANCE SHEETS
   At June 30, 2003 and 2002

 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Years Ended June 30, 2003, 2002 and 2001

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   For the Three Years Ended June 30, 2003, 2002 and 2001

 CONSOLIDATED STATEMENTS OF CASH FLOWS
   For the Three Years Ended June 30, 2003, 2002 and 2001

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Audit Committee of the Board of Directors
FONAR Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2003. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements and schedules referred to above present fairly, in all material respects, the consolidated financial position of FONAR Corporation and Subsidiaries at June 30, 2003 and 2002, and the consolidated results of their operations and cash flows for each of the years in the three-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

During each of the years in the three-year period ended June 30, 2003, a significant portion of the Company's revenues was from related parties.



                                                        /s/MARCUM & KLIEGMAN LLP


New York, New York
September 29, 2003

                       FONAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                     ------
                                                                June 30,
                                                     ---------------------------
                                                         2003           2002
                                                     ------------   ------------

Current Assets:
  Cash and cash equivalents                          $  9,334,378   $  7,460,866
  Marketable securities                                 5,837,017      5,573,483
  Restricted cash                                         -            5,500,000
  Accounts receivable - net of allowances for
    doubtful accounts of $442,437 and
    $382,437 at June 30, 2003 and 2002,
    respectively                                          716,435        680,671
  Accounts receivable - related parties -
    net of allowances for doubtful accounts of
    $694,655 at June 30, 2003 and 2002                    114,004        100,700
  Accounts receivable - related medical
    practices - net of allowances for doubtful
    accounts of $1,296,390 and $1,096,390 at
    June 30, 2003 and 2002, respectively               12,261,288     12,938,738
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                     359,873      1,152,606
  Inventories                                           5,057,261      4,663,767
  Investment in sales-type leases with related
    parties                                                14,285      1,796,724
  Investment in sales-type lease                          135,456        119,601
  Assets from discontinued operations                     -            4,007,456
  Prepaid expenses and other current assets             1,285,861      1,101,902
  Note receivable from buyers of A&A Services             150,000        -
                                                     ------------   ------------
     Total Current Assets                              35,265,858     45,096,514

Property and Equipment - Net                            8,625,434     10,534,833

Advances and Notes to Related Parties - Net of
  allowances for doubtful  accounts of $446,035
  and $366,035 at June 30, 2003 and 2002, respectivel   1,266,749      1,796,044

Investment in Sales-Type Leases with Related Party           -           814,892

Investment in Sales-Type Lease                            606,191        741,647

Notes Receivable                                            5,000        175,000

Management Agreements - Net                             9,363,850     11,000,759

Other Intangible Assets - Net                           3,375,187      2,648,618

Other Assets                                              240,392        320,516
                                                     ------------   ------------
     Total Assets                                    $ 58,748,661   $ 73,128,823
                                                     ============   ============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                  June 30,
                                                     ---------------------------
                                                         2003            2002
                                                     ------------   ------------

Current Liabilities:
  Current portion of long-term debt and
    capital leases                                   $  1,021,952   $  8,790,779
  Accounts payable                                      3,703,689      3,999,102
  Other current liabilities                             7,552,223      7,326,867
  Unearned revenue on service contracts - related
    parties                                               240,139        158,333
  Customer advances                                     4,305,918      4,307,632
  Customer advances - related parties                     626,847      3,400,000
  Income taxes payable                                     10,401        744,505
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                   4,390,012      1,114,912
  Billings in excess of costs and estimated
    earnings on uncompleted contracts - related
    party                                                 361,427         -
  Liabilities from discontinued operations                -            1,147,404
                                                     ------------   ------------
     Total Current Liabilities                         22,212,608     30,989,534

Due to Affiliates                                         262,335        299,036

Long-term Debt and Capital Leases, Less
  current maturities                                      907,624        833,165

Deferred Revenue - License Fee                          2,340,000      4,680,000

Other Liabilities                                         301,684        359,534
                                                     ------------   ------------
      Total Liabilities                                26,024,251     37,161,269
                                                     ------------   ------------
Minority Interest                                         345,118        272,306
                                                     ------------   ------------

Commitments, Contingencies and Other Matters

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                        ------------------------------------
                                                     (Continued)

                                                              June 30,
                                                    ---------------------------
                                                        2003           2002
                                                    ------------   ------------

Stockholders' Equity:
  Class A non-voting preferred stock - $.0001
    par value;  authorized - 8,000,000
    shares; issued and outstanding - 7,836,287
    shares at June 30, 2003 and 2002                $        784   $        784
  Preferred stock - $.001 par value;
    authorized - 10,000,000 shares; issued
    and outstanding - none                                  -              -
  Common stock - $.0001 par value; authorized
    110,000,000 and 85,000,000  shares at
    June 30, 2003 and 2002,  respectively;
    issued  -  82,452,958  and  71,582,243
    shares  at June 30,  2003 and  2002,
    respectively; outstanding - 82,161,894 and
    71,291,179 shares at June 30, 2003 and 2002            8,246          7,158
  Class B common stock (10 votes per share) -
    $.0001 par value; authorized - 4,000,000
    shares; issued and outstanding - 4,153 and
    4,211 shares at June 30, 2003 and 2002                  -              -
  Class C common stock (25 votes per share) -
    $.0001 par value; authorized - 10,000,000
    shares; issued and outstanding - 9,562,824
    shares at June 30, 2003 and 2002                         956            956
  Paid-in capital in excess of par value             131,519,579    120,156,196
  Accumulated other comprehensive income                  68,672         85,569
  Accumulated deficit                                (97,889,309)   (82,882,893)
  Notes receivable from stockholders                    (654,246)      (997,132)
  Treasury stock, at cost - 291,064 shares
    of common stock at June 30, 2003 and 2002           (675,390)      (675,390)
                                                    ------------   ------------
    Total Stockholders' Equity                        32,379,292     35,695,248
                                                    ------------   ------------
    Total Liabilities and Stockholders' Equity      $ 58,748,661   $ 73,128,823
                                                    ============   ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     For the Years Ended June 30,
                                             ------------------------------------------
                                                 2003            2002            2001
                                             ------------   ------------   ------------

Revenues
  Product sales - net                        $ 17,652,799   $  5,364,809   $  3,370,826
  Product sales - related parties - net         7,276,209      6,229,195      2,686,646
  Service and repair fees - net                 2,063,999      1,901,954      1,893,251
  Service and repair fees - related
    parties - net                                 415,691        254,173        123,086
  Patient revenue - net                           -              -            1,285,028
  Management and other fees - related
    medical practices - net                    22,932,837     27,007,974     28,491,201
  License fees and royalties                    2,550,000      2,403,000      2,424,000
                                             ------------   ------------   ------------
      Total Revenues - Net                     52,891,535     43,161,105     40,274,038
                                             ------------   ------------   ------------
Costs and Expenses
  Costs related to product sales               11,681,213      3,815,081      3,206,385
  Costs related to product sales -
    related parties                             4,351,860      4,523,940      2,956,668
  Costs related to service and repair fees      2,539,563      2,338,361      2,216,899
  Costs related to service and repair
    fees - related parties                        627,661        312,493        144,127
  Costs related to patient revenue                -              -            1,138,569
  Costs related to management and
    other fees - related medical practices     13,277,016     13,691,973     16,295,992
  Research and development                      5,164,451      5,099,782      5,866,421
  Selling, general and administrative          23,361,212     21,379,598     19,118,276
  Compensatory element of stock
    issuances for selling, general
    and administrative expenses                 4,842,748      4,712,163      4,044,826
  Provision for bad debts                         701,534        972,236        442,505
  Loss on impairment of management
    agreement                                     795,237        -              -
  Amortization of management
    agreements                                    696,285        696,285        695,960
                                             ------------   ------------   ------------
      Total Costs and Expenses                 68,038,780     57,541,912     56,126,628
                                             ------------   ------------   ------------
Loss from Operations                          (15,147,245)   (14,380,807)   (15,852,590)

Financing Costs Paid in Stock and Warrants        -           (2,368,541)       -
Interest Expense                                 (580,748)      (691,126)      (971,932)
Interest Expense - Related Parties                (45,702)       -              -
Investment Income                                 470,271        824,858      1,626,359
Interest Income - Related Parties                 200,407        149,004        215,510
Other (Expense) Income                            (25,499)       (69,133)       964,488
Minority Interests in Income of Partnerships     (776,222)      (392,842)      (480,166)
                                             ------------   ------------   ------------
Loss Before Benefit From (Provision for)
  Income Taxes                                (15,904,738)   (16,928,587)   (14,498,331)

Benefit From (Provision for) Income Taxes         703,871        (27,039)       (39,996)
                                             ------------   ------------   ------------
      Net Loss From Continuing Operations    $(15,200,867)  $(16,955,626)  $(14,538,327)
                                             ------------   ------------   ------------

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            For the Years Ended June 30,
                                     ------------------------------------------
                                         2003           2002            2001
                                     ------------   ------------   ------------
Discontinued Operations:
  Loss from discontinued operations  $   (315,363)  $ (5,926,581)  $   (645,535)
  Gain on sale of discontinued
    operations                            509,814        -              -
                                     ------------   ------------   ------------
      Net Gain (Loss) from
        Discontinued Operations           194,451     (5,926,581)      (645,535)
                                     ------------   ------------   ------------
Net Loss                             $(15,006,416)  $(22,882,207)  $(15,183,862)
                                     ============   ============   ============
Basic and Diluted Net Loss Per
  Share - Continuing Operations            $(0.20)        $(0.27)        $(0.25)
Basic and Diluted Net Loss Per
  Share - Discontinued Operations             -            (0.09)          (.01)
                                           ------         ======         ======
Basic and Diluted Net Loss Per Share       $(0.20)        $(0.36)        $(0.26)
                                           ======         ======         ======
Weighted Average Number of Shares
  Outstanding                          75,816,973     63,511,814     57,388,050
                                     ============   ============   ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2003

                                                                     Class B
                                                                     Common
                                                Common Stock         Stock      Class C
                                          ----------------------    --------    Common
                                            Shares       Amount      Shares     Stock
                                          ----------   ---------    --------    -------
Balance - June 30, 2002                   71,582,243   $   7,158       4,211    $   956

Net loss                                        -            -          -          -

Other comprehensive income, net of tax:
    Unrealized losses on securities
      arising during the year, net of tax       -            -          -          -

Exercise of stock options                     27,571           3        -          -
Exercise of callable warrants              1,000,000         100        -          -
Stock issued to employees under stock
  bonus plans                              2,400,117         240        -          -
Issuance of stock for goods and services   5,433,077         543        -          -
Issuance of stock for consulting services    772,042          78        -          -
Issuance of stock for options held by
  related party                            1,125,000         113        -          -
Issuance of stock for note payable            15,000           1        -          -
Issuance of stock for minority interest       97,850          10        -          -
Net reduction in notes receivable
  from stockholders                            -           -            -          -
Conversion of Class B common stock to
  common stock                                    58       -             (58)      -
                                          ==========   ---------    --------    -------
BALANCE - JUNE 30, 2003                   82,452,958   $   8,246       4,153   $    956
                                          ==========   =========    ========    =======

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2003

                                            Class A      Paid-in
                                           Non-Voting   Capital in
                                           Preferred     Excess of     Treasury
                                             Stock       Par Value      Stock
                                           ----------  ------------  ----------

Balance - June 30, 2002                    $     784   $120,156,196  $ (675,390)

Net loss                                        -           -             -

Other comprehensive income, net of tax:
    Unrealized losses on securities
      arising during the year, net of tax       -           -             -

Exercise of stock options                       -            31,200       -
Exercise of callable warrants                   -         1,072,972       -
Stock issued to employees under stock
  bonus plans                                   -         2,653,942       -
Issuance of stock for goods and services        -         5,473,406       -
Issuance of stock for consulting services       -           784,806       -
Issuance of stock for options held by
  related party                                 -         1,226,138       -
Issuance of stock for note payable              -            21,749       -
Issuance of stock for minority interest         -            99,170       -
Net reduction in notes receivable
  from stockholders                             -           -             -
Conversion of Class B common stock to                                     -
  common stock                                  -           -             -
                                           ----------  ------------  ----------
BALANCE - JUNE 30, 2003                    $     784   $131,519,579  $ (675,390)
                                           ==========  ============  ==========

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2003

                                            Notes     Accumulated
                                          Receivable    Other
                                            From     Comprehensive  Accumulated
                                         Stockholders     Income        Deficit
                                         ------------ ------------ ------------

Balance - June 30, 2002                    $(997,132)  $   85,569  $(82,882,893)

Net loss                                        -            -      (15,006,416)

Other comprehensive income, net of tax:
    Unrealized losses on securities
      arising during the year, net of tax       -         (16,897)        -

Exercise of stock options                       -            -            -
Exercise of callable warrants                   -            -            -
Stock issued to employees under stock
  bonus plans                                   -            -            -
Issuance of stock for goods and services        -            -            -
Issuance of stock for consulting services       -            -            -
Issuance of stock for options held by
  related party                                 -            -            -
Issuance of stock for note payable              -            -            -
Issuance of stock for minority interest         -            -            -
Net reduction in notes receivable
  from stockholders                          342,886         -            -
Conversion of Class B common stock to
  common stock                                  -            -            -
                                         -----------  -----------  ------------
BALANCE - JUNE 30, 2003                  $  (654,246) $    68,672  $(97,889,309)
                                         ===========  ===========  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2003

                                                                   Comprehensive
                                                   Total           Income (Loss)
                                               ------------        -------------
Balance - June 30, 2002                     $ 35,695,248        $    -

Net loss                                     (15,006,416)           (15,006,416)

Other comprehensive income, net of tax:
    Unrealized losses on securities
      arising during the year, net of tax        (16,897)               (16,897)

Exercise of stock options                         31,203                   -
Exercise of callable warrants                  1,073,072                   -
Stock issued to employees under stock
  bonus plans                                  2,654,182                   -
Issuance of stock for goods and services       5,473,949                   -
Issuance of stock for consulting services        784,884                   -
Issuance of stock for options held by
  related party                                1,226,251                   -
Issuance of stock for note payable                21,750                   -
Issuance of stock for minority interest           99,180                   -
Net reduction in notes receivable
  from stockholders                              342,886                   -
Conversion of Class B common stock to
  common stock                                   -                         -
                                            ------------           ------------
BALANCE - JUNE 30, 2003                     $ 32,379,292           $(15,023,313)
                                            ============           ============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED JUNE 30, 2002

                                                                                 Class A      Paid-in
                                               Common Stock        Class C     Non-Voting    Capital in    Treasury
                                          ----------------------    Common      Preferred    Excess of      Stock
                                            Shares      Amount      Stock         Stock      Par Value      Amount
                                          ----------   ---------   -------     ----------   ------------   ---------
Balance - June 30, 2001                   59,524,455   $   5,952   $   956     $     784    $104,984,020   $(675,390)

Net loss                                        -           -         -             -               -           -

Other comprehensive income, net of tax:
    Unrealized gains on
      securities arising
      during the year,
      net of tax                                -           -         -             -               -           -

Exercise of stock options                     13,868           1      -             -               15,045      -
Exercise of callable warrants              1,000,000         100      -             -            1,499,900      -
Stock issued to employees
  under stock bonus plans                  2,108,674         211      -             -            2,762,301      -
Issuance of stock for
  professional services                      604,492          60      -             -              728,196      -
Issuance of stock under
  consulting contracts                     1,116,078         112      -             -            1,497,916      -
Issuance of stock for note
  receivable - stockholders                  140,100          14      -             -              159,161      -
Issuance of stock for
  conversion of convertible
  debentures                               3,832,073         383      -             -            4,499,617      -
Issuance of stock for financing
  costs                                    1,099,503         110      -             -            1,291,036      -
Issuance of stock for notes
  payable                                  2,045,000         205      -             -            2,602,391      -
Issuance of stock for equipment               98,000          10      -             -              116,613      -
Net reduction in notes
  receivable from stockholders                  -            -        -             -               -           -
Amortization of unearned
  compensation                                  -            -        -             -               -           -
Amortization of value assigned
  to warrants in debt financing                 -            -        -             -               -           -
                                          ----------   ---------   -------      --------     ------------  ---------
BALANCE - JUNE 30, 2002                   71,582,243   $   7,158   $   956      $    784     $120,156,196  $(675,390)
                                          ==========   =========   =======      ========     ============  =========

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2002

                              Notes                       Accumulated
                            Receivable                      Other
                              from          Unearned     Comprehensive    Accumulated                    Comprehensive
                           Stockholders   Compensation      Income          Deficit         Total        Income (Loss)
                           ------------   ------------   -------------   -------------   ------------    -------------
Balance - June 30, 2001    $(1,040,457)   $(1,529,018)   $     84,133    $(60,000,686)   $ 41,830,294      $     -

Net loss                          -              -               -        (22,882,207)    (22,882,207)    (22,882,207)

Other comprehensive
  income, net of tax:
     Unrealized gains
       on securities
       arising during
       the year, net                                            1,436            -              1,436           1,436
       of tax                     -              -

Exercise of stock
  options                         -              -               -               -             15,046            -
Exercise of callable
  warrants                        -              -               -               -          1,500,000            -
Stock issued to
  employees under stock
  bonus plans                     -              -               -               -          2,762,512            -
Issuance of stock for
  professional services           -              -               -               -            728,256            -
Issuance of stock under
  consulting contracts            -              -               -               -          1,498,028            -
Issuance of stock for
  notes receivable -
  stockholders                (159,175)          -               -               -               -               -
Issuance of stock for
  conversion of
  convertible debentures          -              -               -               -          4,500,000            -
Issuance of stock for
  financing costs                 -              -               -               -          1,291,146            -
Issuance of stock for
  notes payable                   -              -               -               -          2,602,596            -
Issuance of stock for
  equipment                       -              -               -               -            116,623            -
Net reduction in notes
  receivable from
  stockholders                 202,500           -               -               -            202,500            -
Amortization of unearned
  compensation                    -           451,623            -               -            451,623            -
Amortization of value
  assigned to warrants
  in debt financing               -         1,077,395            -               -          1,077,395            -
                           -----------    -----------     -----------    ------------    -------------   ------------
BALANCE - JUNE 30, 2002    $  (997,132)     $    -        $    85,569    $(82,882,893)   $ 35,695,248    $(22,880,771)
                           ===========    ===========     ===========    ============    =============   ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2001

                                                                         Class A      Paid-in
                                       Common Stock          Class C   Non-Voting    Capital in     Treasury
                                    --------------------      Common    Preferred     Excess of     Stock
                                      Shares     Amount       Stock       Stock       Par Value     Amount
                                    ----------  --------     -------   ----------   ------------   ----------
Balance - June 30, 2000             56,315,471  $  5,631     $  956    $    784     $ 98,581,757   $(671,359)

Net loss                                -           -          -           -                -           -

Other comprehensive income,
   net of tax:
    Unrealized gain on securities
      arising during the year,
      net of tax                        -           -          -           -                -           -
    Less:  Reclassification
      adjustment for (gains)
      losses included in net
      loss                              -           -          -           -                -           -

Exercise of stock options               24,000         2       -           -              28,170        -
Purchase of treasury stock              -           -          -           -                -         (4,031)
Stock issued to employees under
  stock bonus plans                  1,636,602       164       -           -           2,636,417        -
Issuance of stock for professional
  services                             435,976        44       -           -             653,895        -
Issuance of stock under consulting
  contracts                            923,482        92       -           -           1,632,980        -
Issuance of stock for research
  and development expenses             183,924        18       -           -             344,839        -
Issuance of stock for notes
  receivable - stockholders              5,000         1       -           -              10,311        -
Value assigned to warrants
  issued in debt financing              -           -          -           -           1,095,651        -
Net reduction in notes
  receivable from stockholders          -           -          -           -                -           -
Amortization of unearned
  compensation                          -           -          -           -                -           -
                                    ----------  --------   ---------   --------     ------------   ---------
BALANCE - JUNE 30, 2001             59,524,455  $  5,952   $     956   $    784     $104,984,020   $(675,390)
                                    ==========  ========   =========   ========     ============   =========

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2001

                              Notes                      Accumulated
                            Receivable                      Other
                              from          Unearned     Comprehensive    Accumulated                   Comprehensive
                           Stockholders   Compensation      Income          Deficit          Total      Income (Loss)
                           ------------   ------------   -------------   ------------    ------------   -------------
Balance - June 30, 2000    $(1,338,005)   $  (213,374)   $   (264,808)   $(44,816,824)   $ 51,284,758   $       -

Net loss                          -              -               -        (15,183,862)    (15,183,862)  $(15,183,862)

Other comprehensive
  income, net of tax:
     Unrealized gains on
       Securities
       arising during
       the year, net of
       tax                        -              -            342,050            -               -           342,050
     Less:  Reclassific-
ation adjustment
       for (gains)losses
       included in net
       loss                       -              -              6,891            -            348,941          6,891

Exercise of stock
  options                         -              -               -               -             28,172           -
Purchase of treasury
  stock                           -              -               -               -             (4,031)          -
Stock issued to
  employees under stock
  bonus plans                     -              -               -               -          2,636,581           -
Issuance of stock for
  professional services           -              -               -               -            653,939           -
Issuance of stock under
  consulting contracts            -        (1,247,813)           -               -            385,259           -
Issuance of stock for
  research and develop-
  ment expenses                   -              -               -               -            344,857           -
Issuance of stock for
  notes receivable -
  stockholders                 (10,312)          -               -               -               -              -
Value assigned to
  warrants  issued in
  debt financing                  -        (1,095,651)           -               -               -              -
Net reduction in notes
  receivable from
  stockholders                 307,860           -               -               -            307,860           -
Amortization of unearned
  compensation                    -         1,027,820            -               -          1,027,820           -
                           ------------    -----------   ------------    ------------    ------------   ------------
BALANCE - JUNE 30, 2001    $(1,040,457)   $(1,529,018)   $     84,133    $(60,000,686)   $ 41,830,294   $(14,834,921)
                           ============   ============   ============    ============    ============   ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     For the Years Ended June 30,
                                             ------------------------------------------
                                                 2003           2002           2001
                                             ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                   $(15,006,416)  $(22,882,207)  $(15,183,862)
  (Income) loss from discontinued
    operations                                   (194,451)     5,926,581        645,535
                                             ------------   ------------   ------------
  Loss from continuing operations             (15,200,867)   (16,955,626)   (14,538,327)
  Adjustments to reconcile net loss
   to net cash provided by (used in)
    operating activities:
     Minority interest in income of
       partnerships                               776,222        392,842        480,166
     Depreciation and amortization              4,433,490      4,809,468      4,116,455
     License fee                                  -               -          11,700,000
     Amortization of unearned license fee      (2,340,000)    (2,340,000)    (2,340,000)
     Loss on impairment of management
       agreement                                  795,237         -                -
     Gain on sale of partnership interest         -               -            (750,000)
     Issuance of stock for research and
       development expenses                       -               -             344,839
     Gain on sale of equipment                     (1,608)        -            (150,000)
     Imputed interest on deferred payment
       obligations                                -               -              52,087
     Provision for bad debts                      701,534        972,236        442,505
     Compensatory element of stock
       issuances                                4,842,748      4,712,163      4,049,210
     Stock issued for costs and expenses        5,473,949      3,093,797        653,895
     (Increase) decrease in operating
       assets, net:
         Accounts receivable                      (73,152)    (1,320,499)      (211,776)
         Notes receivable                         170,000        200,000        125,810
         Costs and estimated earnings
           in excess of billings on
           uncompleted contracts                  792,733        616,250       (800,697)
         Inventories                             (393,494)      (938,392)      (189,206)
         Sales-type lease receivable -
           related party                          -               -          (1,895,000)
         Sales-type lease receivable              -               -          (1,083,192)
         Principal payments received on
           sales-type lease - related
           parties                              2,597,331         93,391        120,428
         Principal payments received on
           sales-type lease                       119,601        119,550        102,394
         Prepaid expenses and other current
           assets                                (333,959)      (198,151)      (301,072)
         Other assets                              80,124        (44,584)         4,810
         Receivables and advances to
           related parties and affiliates         492,594         62,151       (400,161)
     Increase (decrease) in operating
       liabilities, net:
         Accounts payable                        (295,413)     1,031,617      1,275,392
         Other current liabilities                472,617       (682,950)    (1,559,230)
         Customer advances                     (2,774,867)     6,035,110      1,089,971
         Billings in excess of costs  and
           estimated earnings on
           uncompleted contracts                3,636,527        763,320        351,592
         Other liabilities                        (57,850)        32,123        189,073
         Income taxes payable                    (734,104)        (7,162)       (52,029)
                                             ------------   ------------   ------------
          NET CASH PROVIDED BY CONTINUING
            OPERATIONS                          3,179,393        446,654        827,937

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Years Ended June 30,
                                             ------------------------------------------
                                                 2003            2002        2001
                                             ------------    -----------   ------------
          NET CASH PROVIDED BY CONTINUING
            OPERATIONS                          3,179,393        446,654        827,937

          NET CASH PROVIDED BY (USED IN)
            DISCONTINUED OPERATIONS               232,939       (244,905)    (1,814,432)
                                             ------------   ------------   ------------
          NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES                3,412,332        201,749       (986,495)
                                             ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Purchases) sales of marketable securities $   (280,431)  $    513,219   $  5,747,851
  Purchases of property and equipment          (1,273,557)    (3,097,512)    (2,550,008)
  Costs of capitalized software development      (791,216)      (855,612)      (752,285)
  Proceeds from sale of discontinued
    operations, net                             2,821,564           -              -
 Proceeds from sale of equipment                  133,898         39,465        150,000
  Cost of patents and copyrights                 (424,761)      (548,290)        -
                                             ------------   ------------   ------------
      NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                      395,631     (3,948,730)     2,595,558
                                             ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible debentures                -              -         4,500,000
  Proceeds from long-term debt                    950,000           -           500,000
  Decrease (increase) in restricted cash        5,500,000           -          (500,000)
  Costs in connection with debt financing            -              -          (270,729)
  Repayment of borrowings and capital lease
    Obligations                                (8,674,362)    (3,930,289)    (3,697,923)
  Net proceeds from exercise of stock
    options and warrants                        1,104,275      1,515,046         28,172
  Proceeds from sale of partnership interest         -              -           750,000
  Purchase of common stock                           -              -            (4,031)
  Distributions to holders of minority
    Interests                                    (604,230)      (273,508)      (348,709)
                                             ------------   ------------   ------------
      NET CASH (USED IN) PROVIDED BY
        FINANCING ACTIVITIES                   (1,724,317)    (2,688,751)       956,780
                                             ------------   ------------   ------------
NET  INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                   1,873,512     (6,435,732)     2,565,843

CASH AND CASH EQUIVALENTS - BEGINNING OF
  YEAR                                          7,460,866     13,896,598     11,330,755
                                             ------------   ------------   ------------
CASH AND CASH EQUIVALENTS - END OF YEAR      $  9,334,378   $  7,460,866   $ 13,896,598
                                             ============   ============   ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

HMCA entered the physician and diagnostic management services business through the consummation of two acquisitions in fiscal 1997, two acquisitions in fiscal 1998, and one acquisition consummated in fiscal 1999. The acquired companies in all cases were actively engaged in the business of managing medical providers. The medical providers are diagnostic imaging centers, principally MRI scanning centers, multi-specialty practices and primary care practices. On April 8, 2003, HMCA sold all of its issued and outstanding stock of A&A Services, Inc., a physician practice management services organization engaged in the business of managing four primary care practices (see Note 22).

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

FONAR CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2003

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

Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and re-evaluates such designations as of each balance sheet date. At June 30, 2003 and 2002, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in comprehensive income. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the Consolidated Statements of Operations.

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

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Intangible Assets
-----------------------

1) Capitalized Software Development Costs

Capitalization of software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software is generally based upon achievement of a detail program design free of high risk development issues and the completion of research and development on the product hardware in which it is to be used. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs requires considerable judgement by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology.

Amortization of capitalized software development costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product.

The Company periodically performs reviews of the recoverability of such capitalized software development costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

2) Patents and Copyrights

Amortization is calculated on the straight-line basis over a period ranging from 15 to 17 years.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
-------------------

Revenue on sales contracts for scanners is recognized under the percentage-of-completion method. The Company manufactures its scanners under specific contracts that provide for progress payments. Production and installation take approximately six months. The percentage of completion is determined by the ratio of costs incurred to date on completed sub-assemblies to the total estimated cost for each scanner. Contract costs include purchased parts and components, direct labor and overhead. Revisions in cost estimates and provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. The asset, "Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts", represents revenues recognized in excess of amounts received. The liability, "Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts", represents amounts received in excess of revenues recognized.

Revenue on scanner service contracts is recognized on the straight-line method over the related contract period, usually one year.

Revenue from sales of other items is recognized upon shipment.

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

Patient revenue from the Company's wholly-owned Florida multi-specialty practice through the period ended June 30, 2001 was recorded in the period the services were rendered at established rates reduced by provisions for doubtful accounts and contractual adjustments. Such adjustments represent the difference between charges at established rates and estimated recoverable amounts and were recognized in the period the services were rendered. Any differences between estimated contractual adjustments and actual final settlements were recognized as contractual adjustments in the year final settlements were determined. This multi-specialty practice was sold by the Company on June 30, 2001 (see Note 17).

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

Shipping Costs
--------------

The Company's shipping and handling costs are included under costs related to product sales.

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

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share
--------------------------------------------------------------------------------

At December 31, 2002, the Company had various stock-based employee compensation plans, which are more fully described in Note 11. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions
Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Options and warrants to purchase approximately 4,691,000, 3,022,000 and 4,036,000 shares of common stock were outstanding at June 30, 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share due to losses for all years, as a result of the options and warrants being antidilutive.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share (Continued)
--------------------------------------------------------------------------------

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                  For the Years Ended
                                                        June 30,
                                     -------------------------------------------
                                         2003           2002           2001
                                     ------------   ------------   -------------

Net Loss As Reported                 $(15,006,416)  $(22,882,207)  $(15,183,862)

Deduct:
  Total stock-based employee
    compensation expense determined
    under fair value based method
    for all awards                        537,549        585,543        113,991
                                     ------------   ------------   ------------
Proforma Net Loss                    $(15,543,965)  $(23,467,750)  $(15,297,853)
                                     ============   ============   ============

Basic and Diluted Net Loss Per Share
  as Reported                              $(0.20)        $(0.36)        $(0.26)
                                           ======         ======         ======
Basic and Diluted Proforma Net Loss
  Per Share                                $(0.21)        $(0.37)        $(0.27)
                                           ======         ======         ======


The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                 For the Years Ended
                                                     June 30,
                                     -------------------------------------------
                                         2003           2002           2001
                                     ------------   ------------   -------------

Expected life (years)                      3              3              3
Interest rate                             4.00%          4.00%          5.00%
Annual rate of dividends                   0%             0%             0%
Volatility                                 55%            92%            98%

Cash and Cash Equivalents
-------------------------

The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk
----------------------------

Cash: The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits throughout the year. At June 30, 2003, the Company had cash on deposit of approximately $7,918,000 in excess of federally insured limits.

Related Parties: Net revenues from related parties accounted for approximately 58%, 78% and 78% of the consolidated net revenues for the years ended June 30, 2003, 2002 and 2001, respectively.

Fair Value of Financial Instruments
-----------------------------------

The financial statements include various estimated fair value information at June 30, 2003, 2002 and 2001, as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

Long-term debt and notes payable: The carrying amounts of debt and notes payable approximate fair value due to the length of the maturities, the interest rates being tied to market indices and/or due to the interest rates not being significantly different from the current market rates available to the Company.

All of the Company's financial instruments are held for purposes other than trading.

Comprehensive Income (Loss)
---------------------------

Comprehensive  income (loss)  generally  includes all changes in equity during a
period,   except  those   resulting  from   investments  by   stockholders   and
distributions to stockholders.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial
statements  about  the  obligations   associated  with  guarantees  issued.  The
disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position and results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its consolidated financial position and results of operations.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under SFAS
133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003 the guidance should be applied prospectively. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company's consolidated financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances).
SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after July 15, 2003. The Company is currently evaluating the effect that the adoption of SFAS No. 150 will have on its consolidated financial position and results of operations.

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform to the current year presentation.

NOTE 3 - MANAGEMENT AGREEMENTS

In connection with four acquisitions completed during the period June of 1997 through August of 1998, a portion of the purchase price was allocated to various long-term management agreements. The cost, accumulated amortization and net carrying value at June 30, 2003 and 2002 is as follows:

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 3 - MANAGEMENT AGREEMENTS (Continued)

                                             As of June 30, 2003
                                             -------------------
                                                                          Net
                             Acquisition                Accumulated    Carrying
                                Date          Cost      Amortization     Value
                             -----------  -----------   ------------  ----------

Affordable Diagnostics, Inc.   June 1997  $ 3,719,640   $ 1,069,720   $2,649,920

Dynamic Health Care
  Management, Inc.           August 1998    8,951,907     2,237,977    6,713,930
                                          -----------   -----------   ----------
                                          $12,671,547   $ 3,307,697   $9,363,850
                                          ===========   ===========   ==========

                                             As of June 30, 2002
                                             -------------------

                             Acquisition                Accumulated Net Carrying
                                Date          Cost     Amortization     Value
                            ------------  -----------  ------------  -----------

Affordable Diagnostics, Inc. June 1997    $ 3,719,640    $  883,738  $ 2,835,902

Dynamic Health Care
  Management, Inc.           August 1998    8,951,907     1,790,381    7,161,526

Central Health Care
  Management Services,
  Inc. (a)                  January 1998    1,254,163       250,832    1,003,331
                                          -----------    ----------  -----------
                                          $13,925,710    $2,924,951  $11,000,759
                                          ===========    ==========  ===========

Amortization of management agreements for the years ended June 30, 2003, 2002 and 2001 was $696,285, $696,285 and $695,960, respectively.

The estimated amortization expense of management agreements for each of the next 5 years is approximately $634,000.

Impairment Loss and Sale of Management Company - A&A Services, Inc.
-------------------------------------------------------------------

During the quarter ended June 30, 2002, the primary care medical practices managed by the Company's subsidiary, A&A Services, Inc., experienced a significant overall decline in patient volume and related operating cash flows which led to the inability of the medical practices to fully and timely pay the contractual management fees to the Company. As a result of the continued occurrence of this negative trend, the Company recorded an impairment loss of $4,700,000 during the quarter ended June 30, 2002 related to those management agreements, which reduced the carrying value of such agreements to $3,518,847 at June 30, 2002.

On April 8, 2003, the Company's wholly-owned subsidiary, HMCA, sold all of its issued and outstanding stock of A&A Services, Inc. (see Note 22).

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003

NOTE 3 - MANAGEMENT AGREEMENTS (Continued)

Impairment Loss - Central Health Care Management Services, Inc.
---------------------------------------------------------------

(a) During the year ended June 30, 2003, the primary care medical practices managed by the Company's subsidiary, Central Health Care Management Services, Inc., closed because it experienced a significant overall decline in patient volume and related operating cash flows, which led to the inability of the medical practices to fully and timely pay the contractual management fees to the Company. As a result, the Company recorded an impairment loss of $795,237 during the quarter ended June 30, 2003, related to the management agreement, which reduced the carrying value of such agreement to $-0-.

NOTE 4 - MARKETABLE SECURITIES

The following is a summary of marketable securities at June 30, 2003 and 2002:

                                                  June 30, 2003
                                  --------------------------------------------
                                                    Unrealized         Fair
                                                     Holding           Market
                                     Cost              Gain            Value
                                  -----------       -----------      -----------

 U.S. Government Obligations      $ 3,919,329       $    11,887      $ 3,931,216
 Corporate and government
   agency bonds                     1,849,016            56,785        1,905,801
                                  -----------       -----------      -----------
                                  $ 5,768,345       $    68,672      $ 5,837,017
                                  ===========       ===========      ===========

                                                  June 30, 2002
                                  --------------------------------------------
                                                    Unrealized         Fair
                                                     Holding           Market
                                      Cost             Gain            Value
                                  -----------       -----------      -----------

 U.S. Government Obligations      $ 3,764,690       $    60,942      $ 3,825,632
 Corporate and government
   agency bonds                     1,723,224            24,627        1,747,851
                                  -----------       -----------      -----------
                                  $ 5,487,914       $    85,569      $ 5,573,483
                                  ===========       ===========      ===========

All debt securities are due within five years. At June 30, 2003, the amount of cost due within one year was $4,466,422.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 5 - ACCOUNTS RECEIVABLE

The Company's customers are concentrated in the healthcare industry.

The Company's receivable from the related PC's substantially consists of fees outstanding under management agreements, service contracts and lease agreements. Payment of the outstanding fees is dependent on collection by the PC's of fees from third party medical reimbursement organizations, principally insurance companies and health management organizations.

Collection by the Company of its accounts receivable may be impaired by the uncollectibility of PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Approximately 69%, 52% and 56%, respectively, of the PC's 2003, 2002 and 2001 net revenues were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps, including legally prescribed arbitrations, to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PC's accounted for approximately 43%, 63% and 71%, of the consolidated net revenues for the years ended June 30, 2003, 2002 and 2001, respectively.

Unaudited Financial Information of Unconsolidated Managed Medical Practices
---------------------------------------------------------------------------

Audited financial information related to the 23 unconsolidated related PC's managed by the Company is not available. Substantially all of these medical practice books and records are maintained on a cash basis and depreciate their assets on an accelerated tax basis and have a December 31 year end.

Summarized unaudited income statement data for the years ended December 31, 2002, 2001 and 2000 related to the 23 unconsolidated medical practices managed by the Company are as follows:

                                                  (000's omitted)

                                      2002              2001             2000
                                    --------          --------         --------

Patient Revenue - Net               $ 31,316          $ 32,268         $ 32,765
                                    ========          ========         ========
(Loss) Income from
  Operations                        $   (160)         $    207         $    720
                                    ========          ========         ========
Net (Loss) Income (Income
  Tax - Cash Basis)                 $   (608)         $    (21)        $    562
                                    ========          ========         ========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 5 - ACCOUNTS RECEIVABLE (Continued)

Unaudited Financial Information of Unconsolidated Managed Medical Practices
---------------------------------------------------------------------------
(Continued)

Credit risk with respect to the Company's accounts receivable related to product sales and service and repair fees is limited due to the customer advances received prior to the commencement of work performed and the billing of amounts to customers as sub-assemblies are completed. Service and repair fees are billed on a monthly or quarterly basis and the Company does not continue providing these services if accounts receivable become past due. The Company controls credit risk with respect to accounts receivable from service and repair fees through its credit evaluation process, credit limits, monitoring procedures and reasonably short collection terms. The Company performs ongoing credit authorizations before a product sales contract is entered into or service and repair fees are provided. Bad debt expense has been within management's expectations and, generally, the Company does not require collateral or other security to support accounts receivable.


NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of June 30, 2003 and 2002 is as follows:

                                                         As of June 30,
                                                    ---------------------------
                                                       2003            2002
                                                    -----------     -----------

             Costs incurred on uncompleted
               Contracts                           $ 5,999,120      $ 3,547,178
             Estimated earnings                      3,712,940        1,252,425
                                                   -----------      -----------
                                                     9,712,060        4,799,603
             Less: Billings to date                 14,103,626        4,761,909
                                                   -----------      -----------
                                                   $(4,391,566)     $    37,694
                                                   ===========      ===========

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003

NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES (Continued)

Included in the accompanying consolidated balance sheets under the following captions:

                                                          As of June 30,
                                                   ----------------------------
                                                       2003            2002
                                                   -----------      -----------

             Costs and estimated earnings
               in excess of billings on
               uncompleted contracts               $   359,873      $ 1,152,606
             Less:  Billings in excess
               of costs and estimated
               earnings on uncompleted
               contracts                             4,390,012        1,114,912
             Less:  Billings in excess
               of costs and estimated
               earnings on uncompleted
               contracts - related party               361,427             -
                                                   -----------      -----------
                                                   $(4,391,566)     $    37,694
                                                   ===========      ===========

2) Customer advances consist of the following:

                                                    As of June 30, 2003
                                           -------------------------------------
                                                          Related
                                              Total       Parties       Other
                                           -----------  -----------  -----------

       Total advances                      $19,036,391  $ 1,203,473  $17,832,918
       Less: Advances on contracts
               under construction           14,103,626      576,626   13,527,000
                                           -----------  -----------  -----------
                                           $ 4,932,765  $   626,847  $ 4,305,918
                                           ===========  ===========  ===========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES (Continued)

                                                     As of June 30, 2002
                                           -------------------------------------
                                                          Related
                                              Total       Parties       Other
                                           -----------  -----------   ----------

       Total advances                      $12,469,541  $ 5,957,409   $6,512,132
       Less: Advances on contracts
               under construction            4,761,909    2,557,409    2,204,500
                                           -----------  -----------   ----------
                                           $ 7,707,632  $ 3,400,000   $4,307,632
                                           ===========  ===========   ==========

NOTE 7 - INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

                                                             As of June 30,
                                                      --------------------------
                                                          2003         2002
                                                      -----------     ----------

       Purchased parts, components and
         supplies                                     $ 3,733,783     $3,326,318
       Work-in-process                                  1,323,478      1,337,449
                                                      -----------     ----------
                                                      $ 5,057,261     $4,663,767
                                                      ===========     ==========

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

During the year ended June 30, 2003, three related entities that had lease agreements with the Company obtained financing from a third party and utilized the proceeds to repay amounts due to the Company. During the year ended June 30, 2003, the Company received a total of $2,600,000 from these related entities as payment of a substantial portion of the amounts due to the Company under the lease agreements.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003

NOTE 8 - INVESTMENT IN SALES-TYPE LEASES (Continued)

During the year ended June 30, 2001, the Company entered into a $1,050,000 lease agreement with a third party for an MRI scanner, which is considered a sales-type lease. The lease is payable in 75 monthly installments of $18,389 each, plus at the end of the 75-month lease, the lessee can elect to continue the lease for an additional two years, at a monthly payment of $18,389, including interest at 12.5% per annum, or pay a lump sum of $200,000.

The Company's investment in sales-type leases as at June 30, 2003 and 2002 is as follows:

                                                             As of June 30,
                                                      --------------------------
                                                          2003           2002
                                                      ----------      ----------
       Net minimum lease payments
         Receivable                                   $  978,112      $4,630,593
       Less: Unearned income                             222,180       1,157,729
                                                      ----------      ----------
       Net investment in sales-type leases            $  755,932      $3,472,864
                                                      ==========      ==========
       Current portion                                $  149,741      $1,916,325
       Non-current portion                               606,191       1,556,539
                                                      ----------      ----------
                                                      $  755,932      $3,472,864
                                                      ==========      ==========

Future minimum lease payments are as follows:

       Years Ending June 30:
       -------------------
               2004           $  149,741
               2005              153,413
               2006              173,751
               2007               79,027
               2008              200,000
                              ----------
                              $  755,932
                              ==========

Interest income from sales-type leases with related parties for the years ended June 30, 2003, 2002 and 2001 amounted to $172,363, $126,297 and $187,568, respectively.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2003 and 2002, is comprised of:

                                                             As of June 30,
                                                      --------------------------
                                                          2003          2002
                                                      -----------    -----------

       Diagnostic equipment under lease               $ 1,776,450    $ 1,569,197
       Diagnostic equipment                             3,993,324      5,695,488
       Research, development and
         demonstration equipment                        8,566,952      8,447,906
       Machinery and equipment                          7,433,921      6,225,307
       Furniture and fixtures                           3,334,334      3,266,549
       Equipment under capital leases                   1,684,380      2,444,947
       Leasehold improvements                           4,710,718      4,235,978
                                                      -----------    -----------
                                                       31,500,079     31,885,372
       Less: Accumulated depreciation
               and amortization                        22,874,645     21,350,539
                                                      -----------    -----------
                                                      $ 8,625,434    $10,534,833
                                                      ===========    ===========

Depreciation and amortization of property and equipment for the years ended June 30, 2003, 2002 and 2001 was $3,247,798, $3,581,268 and $3,249,611, respectively.

Equipment under capital leases has a net book value of $842,762 and $1,295,537 at June 30, 2003 and 2002, respectively.

NOTE 10 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2003 and 2002 are comprised of:

                                                            As of June 30,
                                                      --------------------------
                                                         2003           2002
                                                      ----------      ----------

       Capitalized software development
         costs                                        $3,940,915      $3,171,355
       Patents and copyrights                          2,098,860       1,674,098
                                                      ----------      ----------
                                                       6,039,775       4,845,453
       Less: Accumulated amortization                  2,664,588       2,196,835
                                                      ----------      ----------
                                                      $3,375,187      $2,648,618
                                                      ==========      ==========

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003

NOTE 10 - OTHER INTANGIBLE ASSETS (Continued)

Information related to other intangible assets for the years ended June 30, 2003, 2002 and 2001 is as follows:
                                              2003         2002         2001
                                           ----------   ----------   ----------
       Balance - Beginning of Year         $2,648,618   $1,853,506   $1,035,924
       Amounts capitalized                  1,215,977    1,403,902    1,025,533
       Amortization                          (489,408)    (608,790)    (207,951)
                                           ----------   ----------   ----------
       Balance - End of Year               $3,375,187   $2,648,618   $1,853,506
                                           ==========   ==========   ==========

Amortization of patents and copyrights for the years ended June 30, 2003, 2002 and 2001 amounted to $72,382, $66,224 and $66,224, respectively.

Amortization of capitalized software development costs for the years ended June 30, 2003, 2002 and 2001 was $417,026, $271,837 and $141,727, respectively.

Amortization of deferred financing costs for the years ended June 30, 2003, 2002 and 2001 was $-0-, $270,729 and $-0-, respectively.

The estimated amortization of patents and copyrights and capitalized software development costs for the five years ending June 30, 2008 is as follows:

                                                                    Capitalized
                                                                      Software
        For the Years                             Patents and        Development
       Ending June 30,            Total           Copyrights            Costs
       ---------------         ----------         -----------        -----------
            2004               $  587,963         $   76,437         $  511,526
            2005                  642,620            131,094            511,526
            2006                  570,355            131,094            439,261
            2007                  440,355            124,986            315,369
            2008                  358,564            124,986            233,578
                               ----------         ----------         ----------
                               $2,599,857         $  588,597         $2,011,260
                               ==========         ==========         ==========

NOTE 11 - CAPITAL STOCK

Common Stock
------------

Cash dividends payable on the common stock shall, in all cases, be on a per share basis, one hundred twenty percent (120%) of the cash dividend payable on shares of Class B common stock and three hundred sixty percent (360%) of the cash dividend payable on a share of Class C common stock. In addition, as revised, pursuant to a legal settlement agreement on April 29, 1997, a special cash dividend was paid in an amount equal to 3-1/4% on first $10 million, 4-1/2% on next $20 million, and 5-1/2% on amounts in excess of $30 million of the amount of any cash awards or settlements received by the Company in connection with the enforcement by the Company of United States Patent No. 3,789,832 (Apparatus and Method of Detecting Cancer in Tissue). On June 26, 2003, the Company amended its certificate of incorporation increasing the number of authorized shares from 85,000,000 to 110,000,000.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 11 - CAPITAL STOCK (Continued)

Class B Common Stock
--------------------

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. During the year ended June 30, 2003, 58 shares of Class B common stock were converted to common stock leaving 4,153 of such shares outstanding as of June 30, 2003. There were 4,211 of such shares outstanding at June 30, 2002.

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

The Class A non-voting preferred stock is entitled to a special dividend equal to 3-1/4% of first $10 million, 4-1/2% of next $20 million and 5-1/2% on amounts in excess of $30 million of the amount of any cash awards or settlements received by the Company in connection with the enforcement of five of the Company's patents in its patent lawsuits, less the revised special dividend payable on the common stock with respect to one of the Company's patents.

The Class A non-voting preferred stock participates on an equal per share basis with the common stock in any dividends declared and ranks equally with the common stock on distribution rights, liquidation rights and other rights and preferences (other than the voting rights).

Options
-------

The Company has stock option plans, which provide for the awarding of incentive and non-qualified stock options to employees, directors and consultants who may contribute to the success of the Company. The options granted vest either immediately or ratably over a period of time from the date of grant, typically three or four years, at a price determined by the Board of Directors or a committee of the Board of Directors, generally the fair value of the Company's common stock at the date of grant. The options must be exercised within ten years from the date of grant.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 11 - CAPITAL STOCK (Continued)

Options (Continued)
-------

Stock option activity and weighted average exercise prices under these plans and grants for the years ended June 30, 2003, 2002 and 2001 were as follows:

                                                                        Weighted
                                                                        Average
                                                      Number of         Exercise
                                                       Options           Price
                                                      ---------        ---------
       Outstanding, July 1, 2000                        549,783          $2.53
       Granted                                        2,488,276           1.23
       Exercised                                        (24,000)          1.17
       Forfeited                                          -                -
                                                      ---------          -----
       Outstanding, June 30, 2001                     3,014,059           1.47
       Granted                                            -                -
       Exercised                                        (13,868)          1.09
       Forfeited                                          -                -
                                                      ---------          -----
       Outstanding, June 30, 2002                     3,000,191           1.47
       Granted                                          718,073           1.00
       Exercised                                        (27,571)          1.13
       Forfeited                                          -                -
                                                      ---------          -----
       Outstanding, June 30, 2003                     3,690,693          $1.38
                                                      =========          =====
       Exercisable at:
         June 30, 2001                                  525,783          $2.59
         June 30, 2002                                1,184,811          $2.00
         June 30, 2003                                1,972,777          $1.62


The range of exercise prices for options outstanding as of June 30, 2003 was as follows:

                                                                     Weighted
                                                                     Average
                                                       Number of     Remaining
                                                        Options     Contractual
       Range of Exercise Price                        Outstanding  Life in Years
       -----------------------                        -----------  -------------

       $0.75 - $2.00                                   3,514,208         7
       $3.00 - $5.00                                     176,485         2
                                                       ---------
                                                       3,690,693
                                                       =========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 11 - CAPITAL STOCK (Continued)

Options (Continued)
-------

On March 10, 1997, HMCA adopted the 1997 Incentive Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 2,000,000 shares of the common stock of HMCA. Options to purchase 1,600,000 shares at an option price of $0.10 per share were granted on March 10, 1997.

On December 16, 1998, HMCA adopted the 1998 Non-Statutory Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 500,000 shares of the common stock of HMCA. Options to purchase 400,000 shares at an option price of $1.00 per share were granted on December 16, 1998. During the year ended June 30, 2003, the Company issued 1,125,000 shares of FONAR common stock at a value of $1,226,251 to a related party in exchange for the options outstanding under the 1997 Incentive and 1998 Non-Statutory Stock Option Plans.

On December 16, 1998, HMCA adopted the 1998 Incentive Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 2,000,000 shares of the common stock of HMCA. Options to purchase 670,000 shares at an option price of $1.00 per share were granted on December 16, 1998. 470,000 of the options granted will not become exercisable unless and until such time as HMCA successfully completes a public offering of its securities, and 200,000 of the options will not become exercisable until one year thereafter. The options will expire on December 15, 2008. No options have vested as of June 30, 2003.

Stock option share activity and weighted average exercise prices under the HMCA plans and grants for the three years ended June 30, 2003, 2002 and 2001 were as follows:

                                                                        Weighted
                                                                        Average
                                                      Number of         Exercise
                                                       Options           Price
                                                      ---------        ---------

       Outstanding, June 30, 2001 and
        2002                                           2,670,000         $ .46

       Forfeited/exchanged                            (2,000,000)          .28
                                                      ----------         -----
       Outstanding, June 30, 2003                        670,000         $1.00
                                                      ==========         =====

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 11 - CAPITAL STOCK (Continued)

Stock Bonus Plans (Continued)
-----------------

FONAR's 2002 Incentive Stock Option Plan, adopted on July 1, 2002, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 2002 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 2,500,000 shares of common stock of FONAR. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The 2002 Stock Option Plan will terminate on June 30, 2012. As of June 30, 2003, options to purchase 718,073 shares of common stock of FONAR were available for future grant under the plan.

FONAR's 2003 Stock Bonus Plan, adopted on November 1, 2002, permitted FONAR to issue an aggregate of 5,000,000 shares of common stock of FONAR as bonus or compensation. As of June 30, 2003, no shares of common stock of FONAR were available for future grant under the plan.

FONAR's 2003 Supplemental Stock Bonus Plan, adopted May 1, 2003, permits FONAR to issue an aggregate of 5,000,000 shares of common stock of FONAR as bonus or compensation. FONAR selects the persons to whom bonus stock will be issued, the number of shares to be awarded and such other terms and conditions as it deems advisable. The 2003 Supplemental Stock Bonus Plan will terminate on April 30, 2013. As of June 30, 2003 4,502,170 shares of common stock of FONAR were available for future grant under the plan.

During fiscal 2003, 2002 and 2001,  2,400,117,  2,108,674 and 3,001,060  shares, respectively, were issued under the stock bonus plans.

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

During the quarter ended September 30, 2002, in accordance with the agreements with The Tail Wind, Ltd., the Company issued replacement callable warrants to purchase 2,000,000 shares on the same terms as the original warrants. The exercise price of these replacement callable warrants will vary depending on the market price of the stock, subject to a minimum exercise price of $2.00 per share and maximum of $6.00 per share.

On September 30, 2002, the Company issued 1,000,000 shares of common stock and received proceeds, net of fees, of $1,073,072 upon the exercise of certain of the callable warrants.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 12 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following:

                                                              June 30,
                                                       ------------------------
                                                          2003          2002
                                                       -----------  -----------
Promissory note payable to a bank,  collateralized by
a $5.5  million  certificate  of  deposit,  requiring
monthly payments of interest only, at a variable rate
based on the  bank's  prime  rate  (4.56% at June 30,
2002) with  payment of the entire  principal  paid on
March 20, 2003.                                        $     -      $ 5,500,000

Deferred payment obligation,  aggregating $5,490,000,
payable to the former  shareholders of Dynamic Health
Care Management, Inc. ("Dynamic").  The obligation is
payable over three years, commencing August 20, 2000.
The obligation has been recorded,  net of discount of
$739,324,  representing interest imputed at a rate of
7.5% over two years. The obligation is collateralized
by all of the  assets of the  acquired  business  and
guaranteed by FONAR.                                       165,052    2,070,048

Capital lease requiring  monthly payments of $28,997,
including  interest  at a rate  of  9.95%  per  annum
through April 2004. The loan is collateralized by the
related equipment.                                         303,654      652,297

Capital lease requiring  monthly  payments of $8,468,
including  interest at a rate of 8.63%  through April
2006.  The  loan  is  collateralized  by the  related
equipment.                                             $   164,505  $   293,438

Note payable  requiring  monthly payments of $21,083,
including  interest at a rate of 8% per annum through
August 31, 2007.  The note is  collateralized  by the
related equipment.                                         890,938        -

Other  (including  capital  leases for  property  and
equipment).                                                405,427    1,108,161
                                                       -----------  -----------
                                                         1,929,576    9,623,944
Less: Current maturities                                 1,021,952    8,790,779
                                                       -----------  -----------
                                                       $   907,624  $   833,165
                                                       ===========  ===========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 12 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (Continued)

The maturities of long-term debt over the next five years are as follows:

                       Years Ending
                         June 30,
                       ------------
                          2004                 $1,021,952
                          2005                    385,875
                          2006                    241,121
                          2007                    238,887
                          2008                     41,741
                                               ----------
                                               $1,929,576
                                               ==========
Modification of Notes Payable
-----------------------------

Pursuant to a stock payment agreement consummated January 11, 2002 between the Company and the former stockholders of A&A, these stockholders agreed to accept payment of certain debt obligations in shares of the Company's common stock. The promissory notes were initially issued by HMCA in partial payment of the purchase price for the acquisition of A&A Services, Inc. Payments under the notes were due quarterly through December 2002.

In order to induce the former A&A stockholders to accept payment in stock, and in the manner provided in the stock payment agreement, the Company agreed to pay a 15% premium on the note obligations and related accrued interest. On January 11, 2002, the Company issued 1,000,000 shares of common stock to each of them, or 2,000,000 shares in the aggregate, at $1.27 per share, totalling $2,540,000. The shares were issued in partial payment of four promissory notes. The debt conversion expense of $544,370, as a result of the agreement, has been recorded as part of discontinued operations in the statement of operations for the year ended June 30, 2002 (see Note 22).

Under the terms of the stock payment agreement, the Company will issue shares and the net proceeds from the sale of the shares will be applied to the indebtedness. The quarterly payment due dates were waived, but the net proceeds received by the selling stockholders from the shares of the Company's stock issued to them must be sufficient to pay the full indebtedness for each note, including the premium on the note. The notes were settled in full in April 2003 in connection with the sale by HMCA of all of its issued and outstanding stock of A&A Services, Inc. (see Note 22). As of June 30, 2002, the notes have been reclassified and included as part of liabilities of discontinued operations.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003

NOTE 13 - CONVERTIBLE DEBENTURES (Continued)

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

During the month of June 2002, the investor exercised 1,000,000 callable warrants at an exercise price of $1.50 per share for total proceeds received by the Company of $1,500,000. In addition, during August 2002, the investor exercised an additional 1,000,000 callable warrants at an exercise price of $1.125 per share for total proceeds received by the Company of $1,125,000.

The purchase warrants provide for proportionate adjustments in the event of stock splits, stock dividends and reverse stock splits. In addition, exercise price will be reduced, with certain specified exceptions, if the Company issues shares at lower prices than the warrant exercise price, or less than market price, for its common stock.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 14 - INCOME TAXES

Components of the current (benefit from) provision for income taxes are as follows:

                                                  Years Ended June 30,
                                              2003          2002         2001
                                           ----------    ----------  ----------

       Current:
         Federal                           $ (554,642)   $    -      $    -
         State                               (149,229)       27,039      39,996
                                           ----------    ----------  ----------
                                           $ (703,871)   $   27,039  $   39,996
                                           ==========    ==========  ==========

During the quarter ended June 30, 2003, the Company recorded a benefit for federal and state income taxes payable of $554,642 and $169,244, respectively, substantially due to the reversal of an accrual for corporate income taxes related to the 1997 tax year, for which the statute of limitations has expired.

A reconciliation of the federal statutory income tax rate to the Company's effective tax rate as reported is as follows:

                                                   Years Ended June 30,
                                                2003         2002         2001
                                            ----------    ---------   ----------

       Taxes at federal
         statutory rate                       (34.0)%       (34.0)%      (34.0)%
       State and local income
         taxes (benefit), net
         of federal benefit                    (0.9)           0.1         0.3
       Permanent differences                   (2.6)           0.6         0.7
       Increase in the valuation
         allowance against
         deferred tax assets                   33.1           33.5        33.3
                                             ------         ------      ------
       Effective income tax rate               (4.4)%          0.2%        0.3%
                                             ======         ======      ======

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2003

NOTE 14 - INCOME TAXES (Continued)

As of June 30, 2003, the Company has net operating loss ("NOL") carryforwards of approximately $101,567,000 that will be available to offset future taxable income. The utilization of certain of the NOL's is limited by separate return limitation year rules pursuant to Section 1502 of the Internal Revenue Code. The expiration dates of NOL carryforwards are as follows:

                           June 30,
                           --------
                             2007                $    764,000
                             2008                     527,000
                             2009                     145,000
                             2010                      32,000
                             2011                   1,037,000
                             2012                   5,867,000
                             2013                     867,000
                             2019                  15,983,000
                             2020                  18,756,000
                             2021                  17,604,000
                             2022                  19,680,000
                             2023                  20,305,000
                                                 ------------
                                                 $101,567,000
                                                 ============

The Company has, for federal income tax purposes, research and development tax credit carryforwards aggregating $3,048,586, which are accounted for under the flow-through method. The tax credit carryforwards expire as follows:

                           June 30,
                           --------
                             2004                  $  258,200
                             2005                     172,207
                             2012                      70,145
                             2013                     402,590
                             2018                     432,195
                             2019                     378,193
                             2020                     448,221
                             2022                     441,865
                             2023                     444,970
                                                   ----------
                                                   $3,048,586
                                                   ==========

In addition, for New York State income tax purposes, the Company has tax credit carryforwards aggregating approximately $1,080,000, which are accounted for under the flow-through method. The tax credit carryforwards expire during the years ending June 30, 2006 to June 30, 2023.

The Company has charitable contributions of approximately $172,000, which expire during the years ending June 30, 2004 to June 30, 2008.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003

NOTE 14 - INCOME TAXES (Continued)

Significant components of the Company's deferred tax assets and liabilities at June 30, 2003 and 2002 are as follows:
                                                               June 30,
                                                        2003            2002
                                                     -----------    ------------
       Deferred tax assets:
         Allowance for doubtful accounts               1,226,941    $   998,302
         Non-deductible accruals                         638,198        690,684
         Net operating carryforwards                  40,626,608     31,945,236
         Tax credits                                   4,130,022      3,850,578
         Inventory capitalization for
           tax purposes                                  111,115         57,407
         Impairment of management agreement              -            1,880,000
         Charitable contributions                         68,686         42,376
                                                     -----------    -----------
                                                      46,801,570     39,464,583
       Valuation allowance                           (45,848,177)   (37,816,617)
                                                     -----------    -----------
       Net deferred tax assets                           953,393      1,647,966
                                                     -----------    -----------

       Deferred tax liabilities:
         Fixed assets and depreciation                  (151,308)      (940,393)
         Capitalized software development
           costs                                        (802,085)      (707,573)
                                                     -----------    -----------
       Gross deferred tax liabilities                   (953,393)    (1,647,966)
                                                     -----------    -----------
       Net deferred tax liabilities                  $    -         $    -
                                                     ===========    ===========

The net change in the valuation allowance for deferred tax assets increased by approximately $8,031,600 and $13,335,400, respectively, for the years ended June 30, 2003 and 2002.

NOTE 15 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:

                                                          2003         2002
                                                      -----------   -----------

       Deferred revenue - license fee                 $ 2,340,000   $ 2,340,000
       Unearned revenue on service contracts              936,750       658,777
       Accrued salaries, commissions and
         payroll taxes                                  1,015,534     1,043,092
       Litigation judgements                              281,549       289,189
       Sales tax payable                                1,887,241     2,069,291
       Other                                            1,091,149       926,518
                                                      -----------   -----------
                                                      $ 7,552,223   $ 7,326,867
                                                      ===========   ===========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2003

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company rents its operating facilities and certain equipment pursuant to operating lease agreements expiring at various dates through February 2009. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

In May 2002,  HMCA  entered  into a sub-lease  agreement  (as amended in January
2003) with an entity owned by a relative of Raymond V. Damadian. The sub-lease agreement expires on September 30, 2009. Rental income under the sub-lease agreement for the year ended June 30, 2003 amounted to $39,775.

During 2003, HMCA entered into a sub-lease agreement with a third party. The sub-lease agreement expires on June 30, 2006. Rental income under the sub-lease agreement for the year ended June 30, 2003 amounted to approximately $19,500.

Future minimum operating and capital lease commitments, along with sub-lease income consisted of the following at June 30, 2003:

                                            Facilities
                                               and
                                            Equipment               Equipment
         Year Ending                       (Operating    Sub-Lease    Capital
          June 30,                            Lease)     (Income)      Lease
         -----------                       -----------   ---------  -----------

            2004                           $ 2,766,571   $(180,951) $   623,413
            2005                             2,278,698    (174,397)     166,761
            2006                             2,190,525    (175,766)      20,034
            2007                             1,850,517     (45,420)      -
            2008                             1,452,430     (45,420)      -
         Thereafter                          2,146,277     (56,775)      -
                                           -----------   ---------  -----------
 Total minimum obligations                 $12,685,018   $(678,729)     810,208
                                           ===========   =========
 Less: Amount representing interest                                     (58,880)
                                                                    -----------
 Present value of net minimum lease
   obligations                                                      $   751,328
                                                                    ===========

Rent expense for operating leases approximated $3,166,000, $3,227,000 and $3,072,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

License Agreement and Self-Insurance
------------------------------------

The Company has license agreements with two separate companies, which require the Company to pay a royalty on the Company's future sales of certain MRI imaging apparatus. Royalty expense charged to operations for the years ended June 30, 2003, 2002 and 2001 approximated $126,000, $70,000 and $33,000, respectively.

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2003

NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

License Agreement and Self-Insurance (Continued)
------------------------------------

The Company is self-insured with respect to product liability. During the fiscal years ended June 30, 2003, 2002 and 2001, no material claims arose.

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

Minimum annual payments, excluding bonuses, incentives and cost of living increases under these contracts are as follows:

                     Years Ending
                       June 30,
                     ------------
                         2004                    $  466,660
                         2005                       500,000
                         2006                       500,000
                         2007                       500,000
                         2008                       500,000
                      Thereafter                     83,334
                                                 ----------
                                                 $2,549,994
                                                 ==========
Employee Benefit Plans
----------------------

The Company has a non-contributory 401(k) plan (the "Plan"). The Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were no employer contributions to the Plan for the years ended June 30, 2003, 2002 and 2001.

The stockholders of the Company approved the 2000 Employee Stock Purchase Plan ("ESPP") at the Company's annual stockholders' meeting in April 2000. The ESPP provides for eligible employees to acquire common stock of the Company at a discount, not to exceed 15%. The Plan has not been put into effect as of June 30, 2003.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation
----------

The Company is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such actions will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE 17 - OTHER INCOME (EXPENSE) AND SUPPLEMENTARY PROFIT AND LOSS DATA

Other income (expense) consists of:

                                               For the Years Ended June 30,
                                           ------------------------------------
                                              2003         2002         2001
                                           ----------   ----------   ----------

       Other (income) expense              $  (15,499)  $  (19,133)  $  101,707
       Gain on sale of subsidiary/
         partnership interest                   -            -          712,781
       Litigation settlement                  (10,000)     (50,000)       -
       Gain on sale of property                 -            -          150,000
                                           ----------   ----------   ----------
                                           $  (25,499)  $  (69,133)  $  964,488
                                           ==========   ==========   ==========

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

Advertising expense approximated $3,558,000, $2,076,000 and $2,020,000 for the years ended June 30, 2003, 2002 and 2001, respectively. Maintenance and repair expenses totalled approximately $625,000, $656,000 and $831,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 18 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2003, 2002 and 2001, the Company paid $1,142,741, $799,600 and $1,261,379 for interest, respectively. During the years ended June 30, 2003, 2002 and 2001, the Company paid $30,233, $32,420 and
$39,997 for income taxes, respectively.

Non-Cash Transactions
---------------------

- During the year ended June 30, 2003:

a) The Company issued 1,125,000 shares at a value of $1,226,251 as part of the consideration issued in exchange for options held by a related party to acquire approximately 20% of the stock of HMCA.

b) The Company acquired equipment of $207,254 under capital lease obligations.

c) The Company issued 15,000 shares of its common stock valued at $21,750 in connection with the repayment of a note payable.

d) The Company issued 97,850 shares of its common stock valued at $99,180 in connection with distributions made to its minority stockholders.

e) The Company transferred equipment in satisfaction of a note payable of $10,123.

f) The Company offset notes payable of $145,386 in connection with the acquisition of Central Health Care Management, Inc. against the impairment of its management contracts.

- During the year ended June 30, 2002:

a) The Company issued 2,045,000 shares of its common stock, valued at $2,602,596, in connection with the repayment of notes payable.

b) The Company acquired equipment of $357,056 under capital lease obligations.

c) The Company issued 98,000 shares of its common stock, valued at $116,623, in connection with the acquisition of equipment.

d) The Company issued 3,832,073 shares of its common stock in connection with repayment of $4,500,000 of convertible debentures.

- During the year ended June 30, 2001:

a) Property and equipment, costing $636,504, was acquired under a capital lease obligation.

b) The Company issued 20,000 shares of its common stock, valued at $28,438, in connection with the repayment of note payable of $115,000.

c) The Company acquired equipment of $176,480 under equipment notes payable obligations.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 19 - ADVANCES AND NOTES TO RELATED PARTIES

Effective December 1, 1993, Albany Magnetic Imaging Center, P.C. ("Albany Center"), a Georgia professional corporation, of which Raymond V. Damadian is the sole stockholder, purchased the scanner being utilized at its site from the Company for a purchase price of $1,128,844. In June of 1997, the payment terms for the outstanding balance of $344,766 were restructured to provide for 60 equal monthly payments (including interest at the rate of 10% per annum) of $7,325 each, commencing July 1997. The balance due under this note as of June 30, 2003 was $84,951. The note was repaid in full in September 2003.

During 1994, Melville MRI, P.C. ("Melville Center"), a New York professional corporation, of which Raymond V. Damadian is the sole shareholder, director and president, purchased an MRI scanner from the Company for a purchase price of $1,011,431. Of the purchase price, $900,000 is to be paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner, pursuant to a note, bearing interest at 14% per annum, and providing for 60 monthly payments of $20,700 each. The remaining $111,431 of the purchase price was to be paid concurrently with the payments to the lender. The payment terms for the principal balance, plus accrued interest (in the aggregate amount of $139,290), were restructured to provide for 60 equal monthly payments (including interest at the rate of 10% per annum) of $2,959.50 each, commencing July 1998. In fiscal 2001, the balance outstanding on the obligation was paid in full by the Company as guarantor of the indebtedness due to the lender. This resulted in a balance of $893,606 owing to the Company by the Melville Center. The $2,959 monthly payment to the Company has been increased by an additional principal payment of $10,000 per month to be applied toward the balance due. The balance due under this note as of June 30, 2003 was $544,335, the payment terms of which have been restructured to be $16,314 per month, inclusive of interest at the rate of 5% per annum, over a three year period commencing July, 2003. Interest income on this note for the years ended June 30, 2003, 2002 and 2001 amounted to $3,993, $2,900 and $7,950, respectively.

Canarsie MRI Associates ("Canarsie"), a joint venture partnership, of which MRI Specialties, Inc. ("Specialties") is an owner, is a party to a service agreement for its scanner with the Company at an annual fee of $70,000. In addition, during fiscal 2001, Canarsie entered into an agreement to purchase a QUAD MRI scanner from the Company, recognizing on a percentage-of-completion basis revenue of $636,121. The agreement provides for a purchase price of $850,000, payable as follows: (1) $400,000 downpayment (received April 2001); (2) $450,000 in 84 equal monthly installments, including interest at 6%, pursuant to a promissory note to be executed upon acceptance of the scanner. Timothy Damadian, the son of Raymond V. Damadian, is the sole stockholder, Director and President of Specialties. The balance due under this note as of June 30, 2003 was $364,043. Interest income on this note for the years ended June 30, 2003, 2002 and 2001 amounted to $23,654, $15,292 and $-0-, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

 Fiscal 2003:                           FONAR        Physician
 ------------                          Medical       Management
                                      Equipment       Services         Totals
                                     ------------   ------------   -----------
  Net revenues from external
   customers                         $ 29,958,698   $ 22,932,837   $ 52,891,535
 Intersegment net revenues           $  2,041,080   $    -         $  2,041,080
 Loss from operations                $(11,324,562)  $ (3,822,683)  $(15,147,245)
 Depreciation and amortization       $  2,628,826   $  1,804,664   $  4,433,490
 Compensatory element of stock
   Issuances                         $  1,330,767   $  3,511,981   $  4,842,748
 Total identifiable assets           $ 31,403,708   $ 27,344,953   $ 58,748,661
 Capital expenditures                $    583,190   $  1,409,032   $  1,992,222

 Fiscal 2002:
 -----------

 Net revenues from external
   Customers                         $ 16,153,131   $ 27,007,974   $ 43,161,105
 Intersegment net revenues           $  1,050,599   $    -         $  1,050,599
 Loss on impairment of management
   Agreements                        $    -         $    -         $    -
 Operating (loss) income             $(15,433,351)  $  1,052,544   $(14,380,807)
 Depreciation and amortization       $  2,804,669   $  2,081,674   $  4,886,343
 Compensatory element of stock
   Issuances                         $  1,715,678   $  2,996,485   $  4,712,163
 Total identifiable assets           $ 40,179,100   $ 32,949,723   $ 73,128,823
 Capital expenditures                $  2,107,509   $  1,463,682   $  3,571,191

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2003

NOTE 20 - SEGMENT AND RELATED INFORMATION (Continued)

 Fiscal 2001:                           FONAR        Physician
 ------------                          Medical       Management
                                      Equipment       Services        Totals
                                     ------------   ------------   -----------
 Net revenues from external
   customers                         $ 11,782,837   $ 28,491,201   $ 40,274,038
 Intersegment net revenues           $  1,039,499   $     -        $  1,039,499
 Operating (loss) income             $(17,205,614)  $  1,353,024   $(15,852,590)
 Depreciation and amortization       $  2,203,591   $  1,912,538   $  4,116,129
 Compensatory element of stock
   issuances                         $  1,684,136   $  2,360,690   $  4,044,826
 Total identifiable assets           $ 45,938,960   $ 29,266,680   $ 75,205,640
 Capital expenditures                $  3,039,866   $  1,025,411   $  4,115,277

Export Product Sales
--------------------

The Company's areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 6.2% and 26.6% of product sales revenues to third parties for the years ended June 30, 2003 and 2002, respectively. There were no foreign product sales during the year ended June 30, 2001.

The foreign product sales were made to customers in the following countries:

                        2003           2002
                       ------         ------
       Scotland            .4%          26.6%
       Spain              5.8           -
                       ------         ------
                          6.2%          26.6%
                       ======         ======

Foreign Service and Repair Fees
-------------------------------

The Company's areas of service and repair are principally in the United States. The Company had foreign revenues of service and repair of medical equipment amounting to 12.2%, 27.7% and 33.7% of consolidated net service and repair fees for the years ended June 30, 2003, 2002 and 2001, respectively. The foreign service and repair fees were provided principally to the following countries:

                                   For the Years Ended June 30,
                                2003           2002             2001
                               ------         ------           ------
       Korea                     2.8%           9.3%            11.9%
       Spain                     1.9            3.7               .3
       Mexico                    -              3.0              3.5
       Puerto Rico               -              3.5              4.1
       Saudi Arabia              3.0            4.5              8.4
       Poland                    2.6            3.7              4.0
       India                     -              -                1.5
       Scotland                  1.9            -                -
                              ------         ------           ------
                                12.2%          27.7%            33.7%
                              ======         ======           ======

The Company does not have any material assets outside of the United States.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                     (000's omitted, except per share data)
                                             For the Quarters Ended
                                ------------------------------------------------
                                 Sept. 30,    Dec. 31,    March 31,   June 30,
                                    2002        2002        2003        2003
                                 ----------  ----------  ----------  ----------

Total Revenues - Net               $ 13,277    $ 15,954    $  9,775    $ 13,886

Total Costs and Expenses             15,730      18,707      15,221      18,381

Net Loss from Continuing
  Operations                         (2,597)     (2,805)     (6,256)     (3,543)

Net (Loss) Gain from
  Discontinued Operations              (109)       (116)        (70)        490

Basic and Diluted Net
  Loss Per Share from
  Continuing Operations            $  (0.04)   $  (0.04)   $  (0.08)   $  (0.04)

Basic and Diluted Net
  Loss Per Share from
  Discontinued Operations          $    -      $    -      $    -      $    -

                                     (000's omitted, except per share data)
                                             For the Quarters Ended
                                ------------------------------------------------
                                 Sept. 30,    Dec. 31,    March 31,   June 30,
                                    2001        2001        2002        2002
                                 ----------  ----------  ----------  ----------

Total Revenues - Net               $  9,666    $  8,762    $ 10,451    $ 14,282

Total Costs and Expenses             12,990      12,707      12,608      19,237

Net Loss from Continuing
  Operations                         (3,789)     (4,624)     (4,360)     (4,183)

Net Loss from Discontinued
  Operations                            (38)        (66)       (690)     (5,133)

Basic and Diluted Net
  Loss Per Share from
  Continuing Operations            $  (0.06)   $  (0.08)   $  (0.07)   $  (0.06)

Basic and Diluted Net
  Loss Per Share from
  Discontinued Operations          $   -       $   -       $  (0.01)   $  (0.08)

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 22 - SALE OF MANAGEMENT COMPANY AND DISCONTINUED OPERATIONS

On April 8, 2003, HMCA sold all of its issued and outstanding stock of A&A Services, Inc. ("A&A Services"), a physician practice management services organization engaged in the business of managing four primary care practices located in Queens County, New York (the "Practices"). The sale was made to the former owners (the "Buyers"), for a purchase price of $3,000,000, payable as follows: $500,000 at closing, $2,350,000 due 75 days after closing and $150,000 six months following the closing, together with a release of indebtedness in the approximate amount of approximately $913,000, which remained owing to the Buyers by HMCA as a result of the original acquisition. At June 30, 2003, the remaining balance due from the buyers of the A&A was $150,000.

The repurchase by the Buyers of the stock was the principal part of a settlement of three lawsuits, which had been instituted by the parties. The first was instituted by HMCA and FONAR against the Buyers for fraud, failure of consideration and breach of the contract with respect to the original acquisition by HMCA of A&A Services, and the second was instituted by professional corporations managed by HMCA against the Buyers for breach of their employment agreements. The third case was commenced by a limited liability company in which the Buyers have an interest, against A&A Services for nonpayment of rent. The case was settled before the defending parties answered the complaints. As part of the settlement, the parties released each other of all claims, including all remaining balances due to the Buyers with respect to the purchase of A&A Services and $21,167 owed to the limited liability company, by A&A Services for past due rents.

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

This reporting unit of the Company's operations has been reflected as discontinued operations for all periods presented. Accordingly, the assets and liabilities of this reporting unit have been segregated from the assets and liabilities from continuing operations in the consolidated balance sheet at June 30, 2002 and their operating results have been segregated from continuing operations and are reported as discontinued operations in the consolidated statements of operations, comprehensive income (loss) and cash flows for each of the years in the three-year period ended June 30, 2003, 2002 and 2001.

As a result of this sale, the Company realized a gain of approximately $510,000, which was recognized in discontinued operations during the year ended June 30, 2003.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 22 - SALE OF MANAGEMENT COMPANY AND DISCONTINUED OPERATIONS (Continued)

Summarized financial information of discontinued operations is as follows:

                                                          For the Years Ended
                                                               June 30,
                                                 2003           2002            2001
                                             ------------    ------------    ------------
Management and other fees - related
  medical practices - net                    $  1,179,095    $  1,517,465    $  1,999,263
                                             ------------    ------------    ------------
Costs and Expenses:
  Costs related to management and
    other fees - related parties                1,271,121       1,638,354       1,838,558
  Amortization of management agreement            220,404         522,407         522,732
  Interest expense                                  2,933         583,285         283,508
  Loss on impairment of management contract        -            4,700,000          -
                                             ------------    ------------    ------------
      Total Costs and Expenses                  1,494,458       7,444,046       2,644,798
                                             ------------    ------------    ------------
Loss from Discontinued Operations            $   (315,363)   $ (5,926,581)   $   (645,535)
                                             ============    ============    ============

Gain on Sale of Discontinued Operations
  Sales price:
    Cash proceeds, net of closing costs      $  2,821,564
    Note receivable                               150,000
    Settlement of liabilities                     913,492
                                             ------------
      Total Selling Price                       3,885,056

  Investment in discontinued operations         3,375,244
                                             ------------
Gain on Sale of Discontinued Operations      $    509,812
                                             ============


                                                       As of June 30,
                                                 2003           2002
                                             ------------   ------------

Assets from Discontinued Operations:
  Cash                                        $    -        $     33,122
  Accounts receivable - related
    medical practices - net                        -             372,498
  Property and equipment - net                     -              61,649
  Management agreements - net                      -           3,518,847
  Other assets                                     -              21,340
                                              ------------  ------------
      Total Assets from Discontinued
        Operations                            $    -        $  4,007,456
                                              ============  ============
Liabilities from Discontinued
  Operations:
    Long-term debt and capital leases         $    -        $    985,560
    Accounts payable                               -              77,628
    Other current liabilities                      -              84,216
                                              ------------  ------------
      Total Liabilities from
        Discontinued Operations               $    -        $  1,147,404
                                              ============  ============

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE 23 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following represents a summary of allowance for doubtful accounts for the years ended June 30, 2003, 2002 and 2001 respectively:


                                   Balance                            Balance
                                   June 30,                           June 30,
Description                          2002     Additions  Deductions     2003
-----------                       ----------  ---------  ----------  -----------
Receivables from equipment sales
  and service contracts           $  382,437     60,000  $     -     $   442,437
Receivables from equipment sales
  and service contracts -
  related parties                    694,655       -           -         694,655
Receivables from related PC's      1,096,390    200,000        -       1,296,390
Advance and notes to related
  parties                            366,035     80,000        -         446,035


                                   Balance                            Balance
                                   June 30,                           June 30,
Description                          2001     Additions  Deductions     2002
-----------                       ----------  ---------  ----------  -----------
Receivables from equipment sales
  and service contracts           $  338,676  $  43,761  $     -     $   382,437
Receivables from equipment sales
  and service contracts -
  related parties                    694,655       -           -        694,655
Receivables from related PC's        538,297    558,093        -      1,096,390
Advance and notes to related
  parties                            316,035     50,000        -        366,035


                                   Balance                            Balance
                                   June 30,                           June 30,
Description                          2000     Additions  Deductions     2001
-----------                       ----------  ---------  ----------  -----------
Receivables from equipment sales
  and service contracts           $   93,676  $ 245,000  $     -     $   338,676
Receivables from equipment sales
  and service contracts -
  related parties                    694,655       -           -        694,655
Receivables from related PC's        153,732    387,505       2,940     538,297
Advance and notes to related
  parties                            904,000    287,456     875,421     316,035
Notes receivable                     477,456       -        477,456        -

(1) Included in bad debt expense.

NOTE 24 - SUBSEQUENT EVENT

On August 27, 2003, warrants to purchase 200,000 shares of the Company's common stock were exercised by The Tail Wind, Ltd. at an exercise price of $1.42 per share.

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


ITEM 9A. CONTROLS AND PROCEDURES

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

The officers and directors of the Company are set forth below:

Raymond V. Damadian, M.D.     67          President, Treasurer,
                                          Chairman of the Board
                                          and a Director

David B. Terry                56          Vice President and
                                          Secretary

Claudette J.V. Chan           66          Director

Robert J. Janoff              76          Director

Charles N. O'Data             67          Director

Robert Djerejian              71          Director


Raymond V. Damadian, M.D. has been the Chairman of the Board and President of FONAR since its inception in 1978 and Treasurer since February, 2001. Dr. Damadian was employed by the State University of New York, Downstate Medical Center, New York, as an Associate Professor of Biophysics and Associate Professor of Internal Medicine from 1967 until September 1979. Dr. Damadian received an M.D. degree in 1960 from Albert Einstein College of Medicine, New York, and a B.S. degree in mathematics from the University of Wisconsin in 1956. In addition, Dr. Damadian conducted post-graduate work at Harvard University, where he studied extensively in the fields of physics, mathematics and electronics. Dr. Damadian is the author of numerous articles and books on the nuclear magnetic resonance effect in human tissue, which is the theoretical basis for the FONAR MRI scanners. Dr. Damadian is a 1988 recipient of the National Medal of Technology and in 1989 was inducted into the National Inventors Hall of Fame, for his contributions in conceiving and developing the application of magnetic resonance technology to medical applications including whole body scanning and diagnostic imaging. Dr. Damadian is the President, Treasurer and director of HMCA.

David B. Terry is the Vice President of Administration and Secretary of the Company. Mr. Terry has been serving as Vice President since December 1998 and as Secretary since May, 1990. Previously, he served as Treasurer from May 1990 to December, 1998, as Secretary from July 1978 through June 1987 and as Treasurer from August 1981 through June 1987. From July 1978 through June 1987, he was also a Director of the Company. Between July 1987 and January 1990, Mr. Terry was a co-owner and actively engaged in the business of Carman-Terry Realty, a real estate brokerage firm. In January 1990, Mr. Terry resumed his employment with the Company. Mr. Terry is a brother-in-law of Raymond V. Damadian.

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

Charles N. O'Data has been a Director of FONAR since February, 1998. From 1968 to 1997, Mr. O'Data was the Vice President for Development for Geneva College, a liberal arts college located in western Pennsylvania. In that capacity, he acted as the College's chief investment officer. His responsibilities included management of the College's endowment fund and fund raising. In July 1997, Mr. O'Data retired from Geneva College after 36 years of service to assume a position of National Sales Executive for SC Johnson Company's Professional Markets Group (a unit of SC Johnson Wax), and specialized in healthcare and education sales, a position he held until the spring of 1999. In his capacity with SC Johnson he was responsible for sales to the nation's three largest Group Purchasing Organizations which included some 4,000 hospitals. Mr. O'Data presently acts as an independent financial consultant to various entities. Mr. O'Data served on the board of the Medical Center, Beaver, Pennsylvania (now a part of Heritage Valley Health System), a 500 bed acute care facility, for 22 years, three as its Chair. Mr. O'Data also served on the board of the Hospital Council of Western Pennsylvania, a shared-services and group purchasing organization covering seven states. He founded The Beaver County Foundation, a Community Foundation, in 1992, and serves as its President. Mr. O'Data is listed as a finance associate in the Middle States Association, Commission on Higher Education. The commission is the formal accrediting body for higher education in the eastern region of the country. In this capacity he evaluates the financial aspects of educational organizations. Mr. O'Data is a graduate of Geneva College, where he received a B.S. degree in Economics in 1958.

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

There is set forth in the following Summary Compensation Table the compensation provided by the Company during fiscal 2003 to its Chief Executive Officer. There is set forth in the following Option Grant Table and Option Exercise Table any stock options granted and exercised by Dr. Damadian during fiscal 2003.

I.  SUMMARY COMPENSATION TABLE
                                                    Long Term Compensation
                                             -----------------------------------
            Annual Compensation                   Awards             Payouts
------------------------------------------   ------------------  ---------------
  (a)       (b)     (c)       (d)   (e)         (f)       (g)     (h)     (i)
  Name                             Other                                   All
  and                              Annual    Restricted                   Other
Principal                          Compen-    Stock     Options   LTIP   Compen-
Position           Salary    Bonus sation    Award(s)    SARs    Payouts sation
   2       Year     ($)       ($)   ($)      ($)          (#)      ($)    ($)
---------  ----  ----------  ----- -------   ---------- -------  ------- -------
Raymond V. 2003  $86,799.98    -      -           -        -        -       -
Damadian,  2002  $86,799.96    -      -           -        -        -       -
CEO        2001  $86,799.96    -      -           -        -        -       -
---------  ----  ----------  ----- -------   ---------- -------  ------- -------

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
Damadian,
President
and CEO

EMPLOYEE COMPENSATION PLANS

Equity Compensation Plan Information as of June 30, 2003

                      (a)                (b)             (c)
Plan category         Number of          Weighted-       Number of securities
                      securities         average         remaining available
                      to be issued       exercise price  for future issuance
                      upon exercise      of outstanding  under equity
                      of outstanding     options,        compensation plans
                      options, warrants  warrants        (excluding securities
                      and rights         and rights      reflected in column (a)
                      -----------------  --------------  -----------------------
Equity compensation    3,690,693             $1.38               1,309,307
  plans approved by
  security holders

Equity compensation         -                N/A                      -
  plans not approved
  by security holders

Total                  3,690,693             $1.38               1,309,307

                       =========             =====               =========

FONAR's 1993 Incentive Stock Option Plan, adopted on March 26, 1993, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1993 Incentive Stock Option Plan permitted the issuance of stock options covering an aggregate of 1,500,000 shares of Common Stock of FONAR. The 1993 Stock Option Plan terminated on March 25, 2003. No options to purchase shares of Common Stock remained available for grant under the plan at that time.

FONAR's 1997 Nonstatutory Stock Option Plan, adopted on May 9, 1997, permits the issuance of stock options covering an aggregate of 5,000,000 shares of Common Stock of FONAR. The options may be issued at such prices and upon such terms and conditions as are determined by FONAR. The 1997 Nonstatutory Stock Option Plan will terminate on May 8, 2007. As of June 30, 2003, options to purchase 3,900,369 shares of Common Stock of FONAR were available for future grant.

Fonar's 2002 Incentive Stock Option Plan, adopted on July 1, 2002, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 2002 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 2,500,000 shares of Common Stock of Fonar. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The 2002 Stock Option Plan will terminate on June 30, 2012. As of June 30, 2003, options to purchase 1,781,927 shares of Common Stock of Fonar were available for future grant under the plan.

Fonar's 2002 Stock Bonus Plan, adopted on June 1, 2002, permitted Fonar to issue an aggregate 2,000,000 shares of Common Stock of Fonar as bonus or compensation. As of June 30, 2003 no shares of Common Stock of Fonar were available for future grant under the plan.

Fonar's 2003 Stock Bonus Plan, adopted on November 1, 2002, permitted Fonar to issue an aggregate of 5,000,000 shares of Common Stock of Fonar as bonus or compensation. As of June 30, 2003, no shares of Common Stock of Fonar were available for future grant under the plan.

Fonar's 2003 Supplemental Stock Bonus Plan, adopted May 1, 2003, permits Fonar to issue an aggregate of 5,000,000 shares of Common Stock of Fonar as bonus or compensation. Fonar selects the persons to whom bonus stock will be issued, the number of shares to be awarded and such other terms and conditions as it deems advisable. The 2003 Supplemental Stock Bonus Plan will terminate on April 30, 2013. As of June 30, 2003 4,502,170 shares of Common Stock of Fonar were available for future grant under the plan.

HMCA's 1997 Incentive Stock Option Plan, adopted on March 10, 1997, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1997 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 2,000,000 shares of Common Stock of HMCA. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The exercisability of the options granted to date is contingent upon the successful completion by HMCA of a public offering of its securities or the recognition by HMCA of at least $10 million in revenues for at least two consecutive fiscal quarters. The 1997 Stock Option Plan will terminate on March 9, 2007. As of June 30, 2003, options to purchase 400,000 shares of HMCA Common Stock were available for future grant under the plan.

HMCA's 1998 Incentive Stock Option Plan, adopted on December 16, 1998, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1998 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 2,000,000 shares of Common Stock of HMCA. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The excessability of the options granted to date is contingent upon the successful completion by HMCA of a public offering of its securities. The 1998 Stock Option Plan will terminate on December 15, 2008. As of June 30, 2003, options to purchase 1,330,000 shares of HMCA Common Stock were available for future grant under the plan.

HMCA's 1998 Nonstatutory Stock Option Plan, adopted on December 16, 1998, permits the issuance of stock options covering an aggregate of 500,000 shares of Common Stock of HMCA. The options may be issued at such prices and upon such terms and conditions as are determined by HMCA. The exercisability of the options granted to date is contingent upon the successful completion by HMCA of a public offering of its securities. The 1998 Nonstatutory Stock Option Plan will terminate on December 15, 2008. As of June 30, 2003, options to purchase 100,000 shares of Common Stock were available for future grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number and percentage of shares of the Company's securities held by each director, by each person known by the Company to own in excess of five percent of the Company's voting securities and by all officers and directors as a group as of September 3, 2003.

Name and Address of                   Shares            Percent
Beneficial Owner (1)             Beneficially Owned    of Class

Raymond V. Damadian, M.D.
c/o FONAR Corporation
Melville, New York
 Director, President
 CEO, 5% + Stockholder
    Common Stock                    2,488,274             2.90%
    Class C Stock                   9,561,174            99.98%
    Class A Preferred                 477,328             6.09%

Claudette Chan
Director
    Common Stock                        2,648               *
    Class A Preferred                     800               *

Robert J. Janoff
Director
    Common Stock                       80,000               *
    Class A Preferred                   1,999               *

Charles N. O'Data
Director
    Common Stock                          700               *

All Officers and Directors
as a Group (5 persons) (2) (3)
    Common Stock                    2,588,843            3.01%
    Class C Stock                   9,561,174           99.98%
    Class A Preferred                 480,165            6.13%
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

3. Includes options to purchase 16,928 shares of Common Stock held by an officer.


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

Pursuant to the management agreements, HMCA is providing comprehensive management and administrative services and office facilities, including billing and collection of accounts, payroll and accounts payable processing, supplies and utilities to the Centers. Under the Management Agreements, HMCA provides service through FONAR for the scanners at the Centers, eliminating the need for the Centers to have separate service agreements for their scanners. In total, 11 MRI Centers, both those previously managed by RVDC and additional Centers opened after the acquisition, have management agreements with HMCA.

In addition, HMCA is providing the MRI scanners used at 2 of the 11 Centers pursuant to scanner leases.

The fees to HMCA under both the management agreements and the scanner leases are on a per scan basis.

During the fiscal years ended June 30, 2003 and June 30, 2002 the net revenues received by HMCA from the MRI Centers owned by Dr. Damadian were approximately $9.0 million and $15.5 million respectively.

Effective December 1, 1993, one of the Centers, Albany Magnetic Resonance Imaging, P.C. (the "Albany Center"), a Georgia professional corporation of which Raymond V. Damadian is the sole shareholder, director and President, purchased the scanner being utilized at its site from the Company for a purchase price of $1,128,844, which in Fonar's opinion represented a fair market price based on sales of like equipment by Fonar to its customers. Of the purchase price, $574,077 was paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner. Such indebtedness to the lender was retired pursuant to a new equipment finance lease between the lender and the Albany Center, guaranteed by the Company, providing for 18 monthly payments of $35,000 each. Following payment of the lease, the remaining $554,767 of the purchase price due to the Company was required to be paid pursuant to a promissory note, with interest at 10% per annum, over an 18 month term (17 payments of $35,000 each and one final payment of $2,454.08). In June, 1997, the payment terms for the outstanding balance of $344,766 were restructured to provide for 60 equal monthly payments (including interest at the rate of 10% per annum) of $7,325.27 each commencing July, 1997. The Albany Center has been closed and payments are in arrears. As of June 30, 2003, $90,228.51 in principal and interest ($84,951.41 in principal) were owed by the Albany Center to Fonar, which amount was paid in full in the first quarter of fiscal 2004.

Effective December 1, 1993, Daytona Beach Magnetic Resonance Imaging, P.A. (the "Daytona Beach Center"), a Florida professional association of which Raymond V. Damadian is the sole shareholder, director and President, purchased the scanner being utilized at its site from the Company for a purchase price of $1,416,717, which in Fonar's opinion represented a fair market price based on sales of like equipment by Fonar to its customers. Of the purchase price, $328,044 was paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner. Such indebtedness to the lender was retired pursuant to a new equipment finance lease between the lender and the Daytona Beach Center, guaranteed by the Company, providing for 18 monthly payments of $20,000 each. The remaining $1,088,673 of the purchase price due to the Company was required to be paid pursuant to a promissory note, with interest at 10% per annum. In May, 1999, the payment terms for the outstanding balance of $1,001,507 were restructured to provide for 84 equal monthly payments (including interest at the rate of 10% per annum) of $16,626.20 each commencing May 1999. During fiscal 2001, FONAR took back the scanner in satisfaction of the outstanding indebtedness. The Daytona Beach Center then purchased a new QUAD(TM) MRI scanner from FONAR for a purchase price of $960,000, which was payable with interest at a rate of 8.5% per annum in 59 monthly payments of $11,902.62 each and one final installment of $580,148.53. As of June 30, 2003, this indebtedness was paid in full.

On June 30, 1994, Melville MRI, P.C. (the "Melville Center"), a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President, purchased the scanner being utilized at its site from the Company for a purchase price of $1,011,431.12, which in Fonar's opinion represented a fair market price based on sales of like equipment by Fonar to its customers. Of the purchase price, $900,000 was to be paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner pursuant to a note bearing interest at 14% per annum and providing for 60 monthly payments of $20,700 each. The remaining $111,431.12 of the purchase price was to be paid concurrently with the payments to the lender. The payment terms for the principal balance, plus accrued interest (in the aggregate amount of $139,290) were restructured to provide for 60 equal monthly payments (including interest at the rate of 10% per annum) of $2,959.50 each commencing July, 1998. In fiscal 2001, following the payment in full by FONAR, as guarantor, of the indebtedness due to the lender, there was as a result a balance of $893,606 then owing to FONAR by the Melville Center. The $2,959.50 monthly payment to FONAR was increased by an additional principal amount of $10,000 per month to be applied toward the balance due. The outstanding balance of June 30, 2003 was $544,335, the payment terms of which have been restructured to be $16,314.22 per month, inclusive of interest at the rate of 5% per annum, over a three year period commencing July, 2003.

ACQUISITION OF THE AFFORDABLE COMPANIES.

Effective June 30, 1997, HMCA acquired a group of several interrelated corporations, limited liability companies and a partnership engaged in managing three diagnostic imaging centers and one multi-specialty practice in New York State (the "Affordable Companies") pursuant to a series of transactions concluding with a merger between a wholly-owned subsidiary of HMCA and Affordable Diagnostics, Inc. Concurrently with the acquisition, Raymond V. Damadian purchased three New York professional corporations to which the Affordable Companies were providing their services under several agreements. Dr. Damadian is the sole stockholder, director and President of these professional corporations (the "Affordable Professional Corporations"). The diagnostic imaging centers managed have been closed and the management of the multi-specialty practice integrated with the other multi-specialty practices managed by HMCA. During the fiscal year ended June 30, 2003, the net revenues received by HMCA from the Affordable Professional Corporations were approximately $2.0 million.

ACQUISITION AND DIVESTITURE OF A & A SERVICES.

Effective March 20, 1998, HMCA acquired A & A Services, Inc. ("A & A Services"), an management company managing four primary care practices in Queens County, New York the "A & A Professional Corporations"). During the fiscal year ended June 30, 2002, the net revenues from the A & A Professional Corporations were $1.6 million. A&A Services was sold in April, 2003, and as a result, HMCA no longer manages primary care practices. During fiscal year ended June 30, 2003, the net revenues from the A&A Professional Corporations were $1.2 million.

ACQUISITION OF DYNAMIC HEALTH CARE MANAGEMENT

Effective August 20, 1998, HMCA acquired Dynamic Health Care Management, Inc. ("Dynamic"), an MSO managing three physician practices in Nassau and Suffolk Counties on Long Island, New York. Concurrently with the acquisition, Raymond V. Damadian purchased two professional service corporations under contract with Dynamic (the "Dynamic Professional Corporations"). During the fiscal year ended June 30, 2003, the net revenues from the Dynamic Professional Corporations were $5.8 million.

OTHER TRANSACTIONS

HMCA performs management services for Superior Medical Services, P.C. ("Superior"), a New York professional corporation of which Raymond V. Damadian is the sole stockholder, director and President. Superior conducts multi-specialty practices at locations in Elmont, Elmhurst and the Bronx, New York. During the fiscal year ended June 30, 2003, the net revenues received by HMCA from Superior were $3.7 million.

Pursuant to an agreement dated March 31, 1993, RVDC agreed to purchase the Company's general partnership interest (approximately 92% of the partnership) in a partnership owning and operating an MRI scanning center in Bensonhurst
(Brooklyn), New York. Robert Janoff, a director of the Company, is a limited partner in the partnership. During the first six months of fiscal 2003, Bensonhurst was party to a service contract at an annual rate of $50,000 on its scanner. During the 2002 fiscal year, Stand-Up MRI of Bensonhurst, P.C., the professional corporation owned by Dr. Raymond V. Damadian which is managed by the Partnership, agreed to purchase a Stand-Up(TM) MRI scanner from Fonar for a purchase price of $1,450,000. The purchase price has been paid in full.

Pursuant to an agreement dated December 1, 1999, Damadian MRI in Garden City, P.C. ("Garden City") a New York professional corporation of which Raymond V. Damadian is the sole stockholder, director and President, agreed to lease a Fonar QUAD(TM) MRI Scanner from the Company for a term of five years at a monthly rental of $12,356.09. Upon the conclusion of the five year term, Garden City had the option to purchase the scanner for $581,544.42 or extend the lease for an additional five year period at the same monthly rental. The term of the lease commenced on June 12, 2000 upon acceptance of the scanner. As of June 30, 2003, Garden City elected to purchase the scanner for $800,000, which amount has been paid to Fonar in full.

Pursuant to an agreement dated February 1, 2000, Deerfield Magnetic Resonance Imaging, P.A. ("Deerfield"), a Florida professional association of which Raymond
V. Damadian is the sole stockholder, director and President, agreed to lease a Fonar QUAD(TM) 12000 MRI Scanner from the Company for a term of five years at a monthly rental of $12,356.09. The term of the lease commenced on July 18, 2000 upon the acceptance of the scanner. In September, 2002, Deerfield purchased the Scanner, paying $800,000 toward the purchase price. A balance of $14,285 owing as of June 30, 2003 was paid in the first quarter of fiscal 2004.

Canarsie MRI Associates ("Canarsie"), a joint venture partnership of which MRI Specialties, Inc. ("Specialties") is an owner, is party to a service agreement for its scanner with the Company at an annual fee of $85,000 for the period from March 24, 2003 through March 23, 2004. During the prior year, the scanner was under warranty. During fiscal 2001, Canarsie entered into an agreement to purchase a QUAD(TM) 12000 MRI scanner from FONAR for a purchase price of $850,000. Of the purchase price, $400,000 has been paid and $450,000 is payable pursuant to a note over a period of 7 years at 6% interest per annum. The monthly payment is $6,573.85 commencing December 1, 2001. Timothy Damadian, the son of Raymond V. Damadian, is the sole stockholder, director and President of Specialties.

Pompano MRI Associates ("Pompano"), a joint venture partnership of which Guardian MRI, Inc. ("Guardian") is an owner, purchased a Stand-Up(TM) MRI scanner from FONAR for a purchase price of $1,400,000, during fiscal 2002, which amount has been paid in full. Timothy Damadian, the son of Raymond V. Damadian, is a stockholder, director and officer of Guardian. Jevan Damadian and Keira Reinmund, also children of Dr. Damadian, are also stockholders of Guardian.

During fiscal 2001, Damadian MRI in Orlando, P.A. ("Orlando MRI"), a Florida professional association of which Raymond V. Damadian is the sole stockholder, director and President, purchased a Stand-Up(TM) MRI scanner from FONAR for a purchase price of $1,500,000. The purchase price has been paid in full.

A one-year service agreement between Fonar and Orlando MRI Associates, L.P.("Orlando Partnership"), the management company for Orlando MRI, commenced on July 13, 2003 at the rate of $85,000 per annum. Timothy Damadian, the son of Raymond V. Damadian is a limited partner in the Orlando Partnership.

During fiscal 2001, Stand-Up(TM) MRI of Islandia, P.C. ("Islandia") a New York professional corporation of which Raymond V. Damadian is the sole stockholder, director and President, purchased a Stand-Up(TM) MRI scanner from FONAR for a purchase price of $1,350,000. The purchase price has been paid in full.

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

During fiscal 2002, Tallahassee MRI, P.A. ("Tallahassee"), a Florida professional association of which Raymond V. Damadian is the sole stockholder, director and President, agreed to lease a QUAD(TM) MRI scanner from FONAR on a fee per scan basis of $350 per MRI scan performed. As of March 31, 2003, Tallahassee purchased the scanner for $950,000, which has been paid in full. Tallahassee was party to a service agreement with Fonar for an annual fee of $50,000 for the quarter April 1, 2003 to June 30, 2003 and is now party to a service agreement for the year July 1, 2003 to June 30, 2004, also for an annual fee of $50,000.

During fiscal 2002, Stand-Up MRI of Staten Island, P.C., a New York professional corporation of which Raymond V. Damadian is the sole stockholder, director and President, acquired the use of a Stand-Up(TM) MRI scanner from Fonar for a purchase price of $1,650,000, which was purchased and paid in full by Garden City.

During fiscal 2002, Bronx MRI Associates, LLC, a New York limited liability company of which Raymond V. Damadian and Donna Damadian, jointly, TRD Services, Inc. ("TRD"), JAD Ventures, Inc. ("JAD"), Keira Reinmund, Thomas Terry and Constance Terry, among others, are members, purchased a Stand-Up(TM) MRI scanner for a purchase price of $1,400,000, which amount has been paid in full. Donna Damadian is the wife of Raymond Damadian. TRD is owned by Timothy Damadian, a son of Raymond and Donna Damadian, JAD is owned by Jevan Damadian, a son of Raymond and Donna Damadian and Keira Reinmund is the daughter of Dr. and Mrs. Damadian. Constance Terry is the wife of David B. Terry, Vice President and Secretary of Fonar and brother-in-law of Dr. Damadian. Thomas Terry is also the brother-in-law of Dr. Damadian.

During fiscal 2002, Deer Park Management Services, LLC, a New York limited liability company of which TRD and JAD are, among others, members, agreed to purchase a Stand-Up(TM) MRI scanner from Fonar for a purchase price of $1,400,000, which amount has been paid in full. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, who are the sons of Raymond V. Damadian.

During fiscal 2002, Long Island Management Services, LLC, a New York limited liability company of which TRD, JAD and Donna Damadian are, among others, members, agreed to purchase a Stand-Up(TM) MRI scanner from Fonar for a purchase price of $1,400,000, which amount has been paid in full. Donna Damadian is the wife of Raymond Damadian. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, the sons of Raymond and Donna Damadian.

During the first quarter of fiscal 2003, Miami MRI Associates, LLC, a Florida limited liability company of which TRD, JAD and Donna Damadian are, among other parties, members, agreed to purchase a Stand-Up(TM) MRI from Fonar for a purchase price of $1,400,000, which amount has been paid in full. Donna Damadian is the wife of Raymond Damadian. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, the sons of Raymond and Donna Damadian.

During the second quarter in fiscal 2003, Manhattan Management Services, LLC, a New York limited liability company of which TRD, JAD, Donna Damadian, Keira Reinmund and Robert Djerejian are among other parties, members, agreed to purchase a Stand-Up(TM) MRI from Fonar for a purchase price of $1,400,000, payable in installments as the work progresses in accordance with Fonar's usual terms. The construction and installation of this scanner has not yet been completed. Donna Damadian is the wife of Raymond Damadian. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, the sons of Raymond and Donna Damadian. Keira Reinmund is the daughter of Raymond and Donna Damadian. Robert Djerejian is a member of the Board of Directors of Fonar.

During the fourth quarter of fiscal 2003, Queens Management Services, LLC, a New York limited liability company of which TRD, JAD, Keira Reinmund, Donna Damadian and Robert Djerejian are among other parties, members, agreed to purchase a Stand-Up(TM) MRI from Fonar for $1,400,000, payable in installments as the work progresses in accordance with Fonar's usual terms. The construction and installation of this scanner has not yet been completed. Donna Damadian is the wife of Raymond Damadian. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, the sons of Raymond and Donna Damadian. Keira Reinmund is the daughter of Raymond and Donna Damadian. Robert Djerejian is a member of the Board of Directors of Fonar.


PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Not Applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a) FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements are included in Part II, Item 8.

     Independent Auditors' Report.

     Consolidated Balance Sheets as at June 30, 2003 and 2002.

     Consolidated Statements of Operations for the Three Years Ended June 30, 2003, 2002 and 2001.

     Consolidated Statements of Stockholders' Equity for the Three Years Ended June 30, 2003, 2002 and 2001.

     Consolidated Statements of Cash Flows for the Three Years Ended June 30, 2003, 2002 and 2001.

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

     3.3 Article Fourth of the Certificate of Incorporation, as amended effective June 26, 2003. See Exhibits.

     3.4 By-Laws, as amended, of the Company incorporated herein by reference to
Exhibit 3.2 to the Registrant's registration statement on Form S-1, Commission File No. 33-13365.

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

     10.24 2003 Stock Bonus Plan  incorporated  herein by  reference  to Exhibit
99.1 to the Registrant's registration statement on Form S-8, Commission File No:
333-106626.

     10.25 2003 Supplemental Stock Bonus Plan incorporated herein by reference to Exhibit 99.1 to the Registrant's registration statement on Form S-8, Commission File No: 333-106626.

     21.1 Subsidiaries of the Registrant. See Exhibits.

     31.1 Section 302 Certification. See Exhibits.

     32.1 Section 906 Certification. See Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FONAR CORPORATION

Dated:  September 29, 2003

                                By: /s/ Raymond Damadian
                                Raymond V. Damadian, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                 Title                Date

/s/ Raymond Damadian     Chairman of the        September 29, 2003
Raymond V. Damadian      Board of Directors,
                         President, Director
                         Principal Executive
                         Officer and Acting
                         Principal Financial
                         Officer)

/s/ Claudette J.V. Chan  Director               September 29, 2003
Claudette J.V. Chan


/s/ Robert J. Janoff     Director               September 29, 2003
Robert J. Janoff

/s/ Charles N. O'Data    Director               September 29, 2003
Charles N. O'Data

                         Director               September ---, 2003
Robert Djerejian