Form 10-Q
period 2003-09-30
FONAR CORP
filed 2003-11-14
CIK 355019

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2003
                                               ------------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from      to
                                              ------  ------
                         Commission file number 0-10248
                                                -------

                                FONAR CORPORATION
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 11-2464137
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

110 Marcus Drive     Melville, New York                  11747
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (631)  694-2929
                                                      ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). YES X   NO
                                               ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                             Outstanding at November 10, 2003
-----------------------------------------     --------------------------------
Common Stock, par value $.0001                         88,606,413
Class B Common Stock, par value $.0001                      4,153
Class C Common Stock, par value $.0001                  9,562,824
Class A Preferred Stock, par value $.0001               7,836,287

FONAR CORPORATION AND SUBSIDIARIES
INDEX






PART I - FINANCIAL INFORMATION                                  PAGE


Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - September 30, 2003
     (Unaudited) and June 30, 2003

   Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2003 and
     September 30, 2002 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Loss for the Three Months Ended
     September 30, 2003 and September 30, 2002 (Unaudited)

   Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2003 and
     September 30, 2002 (Unaudited)


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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit - 31.1

Exhibit - 32.1

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                                  September 30,   June 30,
                                                              2003         2003
                                                         (UNAUDITED)
Current Assets:                                          -----------    -------
  Cash and cash equivalents                                  $ 9,673    $ 9,334

  Marketable securities                                        5,416      5,837

  Accounts receivable - net                                    1,077        717

  Accounts receivable - related parties -net                      80        114

  Accounts receivable - related medical practices - net       12,630     12,261

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                          54        360

  Costs and estimated earnings in excess of
    billings on uncompleted contracts - related parties          230          -

  Inventories                                                  6,825      5,057

  Investment in sales-type leases with related party               -         14

  Investment in sales-type lease                                 140        136

  Prepaid expenses and other current assets                    1,701      1,286

  Note receivable from buyers of A&A Services                    150        150
                                                              ------     ------
        Total Current Assets                                  37,976     35,266
                                                              ------     ------

Property and equipment - net                                   8,006      8,626

Advances and notes to related parties - net                    1,113      1,267

Investment in sales-type lease                                   570        606

Management agreements - net                                    9,205      9,364

Other intangible assets - net                                  3,457      3,375

Other assets                                                     247        245
                                                            --------   --------
                                                            $ 60,574   $ 58,749
                                                            ========   ========

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)
                                                       September 30,   June 30,
                                                             2003         2003
                                                         (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY                   -------------   --------
Current Liabilities:
  Current portion of long-term debt and
    capital leases                                           $   707    $ 1,022
  Accounts payable                                             3,921      3,704
  Other current liabilities                                    7,748      7,552
  Unearned revenue on service
    contracts - related parties                                  148        240
  Customer advances                                            8,030      4,306
  Customer advances - related parties                             50        627
  Income taxes payable                                            16         10
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                          2,135      4,390
  Billings in excess of costs and estimated
    earnings on uncompleted contracts-related parties              -        361
                                                              ------     ------
      Total Current Liabilities                               22,755     22,212

Due to affiliates                                                262        262
Long-term debt and capital leases,
   less current portion                                          802        908
Deferred revenue - license fee                                 1,755      2,340
Other non-current liabilities                                    303        302
                                                              ------     ------
      Total Liabilities                                       25,877     26,024
                                                              ------     ------
Minority interest                                                365        345
                                                              ------     ------


See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED, except share data)

                                                       September 30,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                         2003         2003
     (continued)                                         (UNAUDITED)
                                                       -------------   --------
STOCKHOLDERS' EQUITY:

Class A  non-voting  preferred  stock  $.001 par
value;  8,000,000  authorized, 7,836,287 issued and
outstanding at September 30, 2003 and June 30, 2003                1          1

Common Stock $.0001 par value; 110,000,000
shares authorized; 86,452,881 issued at September 30, 2003
and 82,452,958 at June 30, 2003; 86,161,817 outstanding
at September 30, 2003 and 82,161,894 at June 30, 2003              9          8

Class B Common Stock $ .0001 par value; 4,000,000
shares authorized, (10 votes per share), 4,153 issued
and outstanding at September 30, 2003 and June 30, 2003            -          -

Class C Common Stock $.0001 par value;  10,000,000 shares
authorized, (25 votes per share), 9,562,824 issued
and outstanding at September 30, 2003 and June 30, 2003            1          1

Paid-in capital in excess of par value                       137,562    131,519
Accumulated other comprehensive income                            48         69
Accumulated deficit                                         (101,732)   (97,889)
Notes receivable from stockholders                          (    882)   (   654)
Treasury stock, at cost - 291,064 shares of common stock
  at September 30, 2003 and June 30, 2003                   (    675)   (   675)
                                                             -------    -------
      Total Stockholders' Equity                              34,332     32,380
                                                             -------    -------
      Total Liabilities and Stockholders' Equity            $ 60,574   $ 58,749
                                                            ========   ========


See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except share data)
                                                      FOR THE THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          ---------------------
                                                             2003        2002
REVENUES                                                  ----------   --------
  Product sales - net                                        $ 4,850    $ 2,800
  Product sales - related parties - net                        1,229      3,159
  Service and repair fees - net                                  577        456
  Service and repair fees - related parties - net                107         63
  Management and other fees - related medical
    practices - net                                            5,954      6,150
  License fees and royalties                                     585        648
                                                            --------   --------
     Total Revenues - Net                                     13,302     13,276
                                                            --------   --------
COSTS AND EXPENSES
  Costs related to product sales                               2,749      1,880
  Costs related to product sales - related parties               762      1,886
  Costs related to service and repair fees                       718        680
  Costs related to service and repair
    fees - related parties                                       163         94
  Costs related to management and other
    fees - related medical practices                           3,391      3,441
  Research and development                                     1,333      1,246
  Selling, general and administrative                          6,526      5,531
  Compensatory element of stock issuances for
    selling, general and administrative expenses               1,216        747
  Provision for bad debts                                         25         54
  Amortization of management agreements                          158        174
                                                            --------   --------
     Total Costs and Expenses                                 17,041     15,733
                                                            --------   --------
Loss From Operations                                         ( 3,739)   ( 2,457)

Interest Expense                                             (    60)   (   234)
Interest Expense - Related Parties                                 -    (     9)
Investment Income                                                 75        146
Interest Income - Related Parties                                 17        110
Other Income (Expense)                                            97    (     1)
Minority Interest in Income of Partnerships                  (   221)   (   152)
                                                            --------    -------
Loss Before Provision for Income Taxes                       ( 3,831)   ( 2,597)
Provision for Income Taxes                                        12          1
                                                            --------    -------
Net Loss from Continuing Operations                          ( 3,843)   ( 2,598)
                                                            --------    -------
Net Loss from Discontinued Operations                              -    (   108)
                                                            --------   ---------
NET LOSS                                                    $( 3,843)  $( 2,706)
Basic and Diluted Net Loss per                              ========   =========
    share - continuing operations                              $(.05)     $(.04)
Basic and Diluted Net Loss per
    share - discontinued operations                                -          -
                                                            --------   ---------
Basic and Diluted Net Loss per share                          $(.05)    $(.04)
                                                            ========   =========
Weighted Average Number of Shares Outstanding                 84,484     72,249
                                                            ========   =========
See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(000'S OMITTED)

                                                      FOR THE THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                         -----------------------
                                                              2003       2002
                                                           ---------   ---------
Net loss                                                     $(3,843)   $(2,706)

Other comprehensive income, net of tax:
    Unrealized gains on securities,
      net of tax                                                  48        78
                                                              -------  ---------
Total comprehensive loss                                     $(3,795)   $(2,628)
                                                           =========   =========

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                      FOR THE THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                         -----------------------
                                                              2003       2002
                                                           ---------   ---------
Cash Flows from Operating Activities
 Net loss                                                   $( 3,843)  $( 2,706)
 Loss from discontinued operations                                 -        108
                                                              -------    -------
 Loss from continuing operations                             ( 3,843)   ( 2,598)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Minority interest in income of partnerships                  221        152
    Depreciation and amortization                              1,000      1,072
    Provision for bad debts                                       25         54
    Compensatory element of stock issuances                    1,216        747
    Stock issued for costs and expenses                        4,170        419
    Interest expense paid in stock                                 -         10
    Amortization of deferred revenue-license fee             (   585)   (   585)
    (Increase) decrease in operating assets, net:
       Accounts and notes receivable                         (   719)   (   324)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                        76        528
       Inventories                                           ( 1,768)   (    11)
       Principal payments received on sales type
         lease - related parties                                  14      1,682
       Principal payments received on sales type lease            32         29
       Prepaid expenses and other current assets             (   415)   (   553)
       Other assets                                          (     2)         -
       Advances and notes to related parties                     154    (     3)
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                          217        202
       Other current liabilities                                 104        214
       Customer advances                                       3,147    ( 1,901)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                   ( 2,616)     1,887
       Other non-current liabilities                               1    (    13)
       Income taxes payable                                        6          -
                                                              ------     ------
Net cash provided by continuing operations                       435      1,008

Net cash used in discontinued operations                           -    (    15)
                                                              ------     -------
Net cash provided by operating activities                        435        993
                                                              ------     -------

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                      FOR THE THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                         -----------------------
                                                              2003       2002
                                                            --------    --------
Cash Flows from Investing Activities:
  Sales of marketable securities                                 400         49
  Purchases of property and equipment                        (    96)   (   313)
  Costs of capitalized software development                  (   132)   (   224)
  Cost of patents and copyrights                             (    76)   (   104)
                                                            --------    --------
Net cash provided by (used in) investing activities               96    (   592)
                                                            --------    --------

Cash Flows from Financing Activities:
  Distributions to holders of minority interests             (   201)   (   122)
  Repayment of long-term debt and capital
    lease obligations                                        (   421)   (   820)
  Net proceeds from exercise of stock options
     and warrants                                                430      1,156
                                                            --------    --------
Net cash provided by (used in) financing activities          (   192)       214
                                                            --------    --------

Increase in Cash and Cash Equivalents                            339        615

Cash and Cash Equivalents - Beginning of Period                9,334      7,461
                                                            --------    --------
Cash and Cash Equivalents - End of Period                    $ 9,673    $ 8,076
                                                            ========    ========

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 30, 2003 for the fiscal year ended June 30, 2003.


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

HMCA entered the physician and diagnostic management services business through the consummation of two acquisitions in fiscal 1997, two acquisitions in fiscal 1998, and one acquisition consummated in fiscal 1999. The acquired companies in all cases were actively engaged in the business of managing medical providers. The medical providers are diagnostic imaging centers, principally MRI scanning centers, multi-specialty practices and primary care practices. On April 8, 2003, HMCA sold all of its issued and outstanding stock of A&A Services, Inc., ("A&A Services") a physician practice management services organization engaged in the business of managing four primary care practices (see Note 22 in the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 30, 2003 for the fiscal year ended June 30, 2003).


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The most significant estimates relate to contractual and other allowances, income taxes, contingencies and the useful lives of equipment, contingencies, revenue recognition and litigation. In addition, healthcare industry reforms and reimbursement practices will continue to impact the Company's operations and the determination of contractual and other allowance estimates. Actual results could differ from those estimates.

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

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share

At September 30, 2003, the Company had various stock-based employee compensation plans. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Basic earnings (loss) per share is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with EITF Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share," the Company's participating convertible securities, which include the Class A Non-voting Preferred stock, Class B common stock and Class C common stock, are not included in the computation of basic or diluted earnings (loss) per share since they are antidilutive. Diluted earnings (loss) per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period.

Options and warrants to purchase approximately 6,146,926 and 6,034,000 shares of common stock were outstanding at September 30, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share due to losses for all periods, as a result of the options and warrants being antidilutive.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                 For the Three Ended
                                                      September 30,
                                          (000's omitted except per share data)
                                          -------------------------------------
                                                  2003               2002
                                               ----------         ----------
Net Loss As Reported
                                                 $(3,843)           $(2,706)
Deduct:
  Total stock-based employee
    compensation expense determined
    under fair value based method for
    all awards
                                                     518                458
Pro forma Net Loss
                                               ----------         ----------
                                                 $(4,361)           $(3,164)
                                               ==========         ==========

Basic and Diluted Net Loss Per Share
 as Reported                                     $ (0.05)           $ (0.04)
                                               ==========         ==========

Basic and Diluted Pro forma Net Loss
  Per Share                                      $ (0.05)           $ (0.04)
                                               ==========         ==========

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                    For the Three Ended
                                        September 30,
                                    -----------------------------

                                                    2003               2002
                                                  -------            -------

Expected life (years)                                  3                  3
Interest Rate                                       4.00%              4.00%
Annual Rate of dividends                               0%                 0%
Volatility                                            55%                92%

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances).
SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 in the quarter ended September 30, 2003. The adoption did not have an impact on the condensed consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation.

NOTE 4 - MANAGEMENT AGREEMENTS

In connection with four acquisitions completed during the period June of 1997 through August of 1998, a portion of the purchase price was allocated to various long-term management agreements. The cost, accumulated amortization and net carrying value at September 30, 2003 is as follows:

                                                          (000's omitted)

                         Acquisition               Accumulated     Net Carrying
                              Date       Cost      Amortization       Value
                         -----------    -------    ------------    ------------
Affordable
Diagnostics, Inc.          June 1997    $ 3,720      $ 1,117          $ 2,603

Dynamic Health
Care Management, Inc.    August 1998      8,952        2,350            6,602
                         -----------    -------    ------------    ------------
                                        $12,672      $ 3,467          $ 9,205
                                        =======    ============    ============


Amortization of management agreements for the three months ended September 30, 2003 and 2002 was $158,394 and $174,071, respectively.


NOTE 5 - MARKETABLE SECURITIES

The following is a summary of marketable securities at September 30, 2003:

                                 (000's omitted)


                                 ---------------
                                   Unrealized        Fair
                                    Holdings         Market
                      Cost            Gains          Value
                    ----------     ------------     --------
U.S. Government       $2,382           $ 6          $2,388
Obligations
Corporate bonds        2,951            38           2,989
Stocks                    35             4              39
                      ------          -------        ------
                      $5,368           $48          $5,416
                      ======          =======        ======


All debt securities are due within five years. At September 30, 2003, the amount of cost due within one year was approximately $4,183,000.

NOTE 6 - ACCOUNTS RECEIVABLE

Accounts receivable, net is comprised of the following at September 30, 2003:

                                                    Allowance
                                 Gross             for doubtful
                                 Receivable     accounts allowance       Net
                                 ----------     ------------------     --------
Receivable for equipment
sales and services contracts     $   1,558          $    481           $ 1,077
                                 ==========     ==================     ========

Receivable from equipment
sales and service contracts-
related parties                  $     736          $    656           $     80


Receivables from related PC's    $  13,951          $  1,321           $ 12,630


The Company's customers are concentrated in the healthcare industry.

The Company's receivables from the related PC's substantially consist of fees outstanding under management agreements, service contracts and lease agreements. Payment of the outstanding fees is based on collection by the PC's of fees from third party medical reimbursement organizations, principally insurance companies and health management organizations.

Collection by the Company of its accounts receivable may be impaired by the uncollectibility of the PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Approximately 67% and 54% of the PC's net revenues for the three months ended September 30, 2003 and 2002, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps, including legally prescribed arbitrations, to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PC's accounted for approximately 45% and 46% of the consolidated net revenues for the three months ended September 30, 2003 and 2002, respectively.

Unaudited Financial Information of Unconsolidated Managed Medical Practices

Summarized income statement data for the three months ended September 30, 2003 related to the 17 unconsolidated medical practices managed by the Company is as follows:

                                 (000's omitted)

Patient Revenue - Net                           $7,853
                                                ======
Income from Operations                          $    4
                                                ======
Net Loss (Income Tax - Cash Basis)              $ (125)
                                                ======


NOTE 7 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet at September 30, 2003 consist of:

                                 (000's omitted)

Purchased parts, components
   and supplies                       $ 5,039

Work-in-process                         1,786
                                      -------
                                      $ 6,825
                                      =======


NOTE 8 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of September 30, 2003 is as follows:

                                 (000's omitted)


Costs incurred on uncompleted
     contracts                            $ 5,870
Estimated earnings                          4,037
                                          -------
                                            9,907
Less:     Billings to date                 11,758
                                          -------
                                          $(1,851)
                                          ========

Included in the accompanying condensed consolidated balance sheet at September 30, 2003 under the following captions:

     Costs and estimated earnings in excess of               $   54

       Billings on uncompleted contracts
     Costs and estimated earnings in excess of
       Billings on uncompleted contracts - related parties       230
     Less:Billings in excess of costs and estimated
       Earnings on uncompleted contracts                      (2,135)


                                                             --------
                                                             $(1,851)
                                                             ========

2) Customer advances consist of the following as of September 30, 2003:
                                                   Related
                                        Total      Parties   Other
                                       --------    --------  -------

Total Advances                         $19,838     $ 1,203   $18,635
Less: Advances
       on contracts under construction  11,758       1,153    10,605
                                       -------     -------    ------
                                       $ 8,080     $    50    $8,030
                                       =======     =======    ======


NOTE 9 -STOCKHOLDERS' EQUITY

Common Stock

During the three months ended September 30, 2003:

a) The Company issued 644,832 shares of common stock to employees as compensation of $1,017,938 under stock bonus plans.

b) The Company issued 192,090 shares of common stock to consultants and others at a value of $284,781.

c) The Company issued 2,659,732 shares of common stock for costs and expenses of $4,169,470.

d) The Company issued 138,937 shares of common stock upon the exercise of stock options resulting in proceeds of $146,256.

e) the Company issued 164,332 shares of its common stock valued at $140,808 in connection with the issuance of notes receivable from stockholders.

During the three months ended September 30, 2002:

a) The Company issued 506,459 shares of common stock to employees as compensation of $688,365 under stock bonus plans.

b) The Company issued 171,380 shares of common stock to consultants and others of $208,601.

c) The Company issued 323,283 shares of common stock for costs and expenses of $426,442.

d) The Company issued 26,671 shares of common stock of $31,203 upon the exercise of stock options.

e) The Company issued 97,850 shares of its common stock valued at $99,180 in connection with distributions made to its minority stockholders.

Warrants

On August 27, 2003, warrants to purchase 200,000 shares of the Company's common stock were exercised by The Tail Wind Fund, Ltd. (the "Investor") at an exercise price of approximately $1.42 per share.

On September 30, 2002, the Company issued 1,000,000 shares of common stock and received proceeds, net of fees, of $1,073,072 upon the exercise of certain of the callable warrants.

On September 30, 2002, in accordance with the agreements with the Investor, the Company issued replacement callable warrants to purchase 2,000,000 shares on the same terms as the original warrants. The exercise price of these replacement callable warrants will vary depending on the market price of the stock, subject to a minimum exercise price of $2.00 per share and maximum of $6.00 per share.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such actions will not have a material adverse effect on the consolidated financial position or results of operations of the Company.


NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2003 and 2002, the Company paid approximately $62,000 and $283,000 for interest, respectively. In addition, during the three months ended September 30, 2003 and 2002, the Company paid approximately $6,000 and $1,000 for income taxes, respectively.

NOTE 12 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of physician practices, including diagnostic imaging services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company's 10-K as of June 30, 2003. All inter- segment sales are market-based. The Company evaluates performance based on income or loss from operations.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                 (000's omitted)

                                                          Physician
                                               Medical    Management
                                              Equipment    Services     Total
                                              ---------   ----------   --------
For the three months ended September 30, 2003:

Net revenues from external customers           $ 7,348      $5,954     $13,302
Inter-segment net revenues                         121         --          121
Loss from operations                            (3,697)        (42)     (3,739)
Depreciation and amortization                      537         463       1,000
Compensatory element of stock issuances            595         621       1,216
Total identifiable assets                       32,884      27,690      60,574
Capital expenditures                                72          24          96

For the three months ended September 30, 2002:

Net revenues from external customers             7,126       6,150      13,276
Inter-segment net revenues                         361         --          361
Income (Loss) from operations                   (2,507)         50      (2,457)
Depreciation and amortization                      634         437       1,072
Compensatory element of stock issuances            240         507         747
Total identifiable assets                       39,244      32,280      71,524
Capital expenditures                               100         213         313


NOTE 13- DISCONTINUED OPERATIONS

Summarized financial information of the net loss from discontinued operations for the three months ended September 30, 2002 is as follows:

                                 (000's omitted)

                           For the Three Months Ended
                                  September 30,

                                                   2002
                                                  ------

Management and other fees - related
  medical practices - net                         $  381
                                                  ------
Costs and Expenses:
  Costs related to management and
    other fees - related medical practices           415
  Amortization of management agreement                71
  Interest expense                                     3
                                                  ------
      Total Costs and Expenses                       489
                                                  ------

Loss from Discontinued Operations                 $ (108)
                                                  ======

FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the fiscal  quarter ended  September 30, 2003 (first  quarter of fiscal
2004), the Company reported a net loss of $3.8 million on revenues of $13.3 million as compared to a net loss of $2.7 million ($2.6 million from continuing operations) on revenues of $13.3 million for the first quarter of fiscal 2003.

Reclassification to Prior Periods: Discounted Operations

     The financial  information  presented  for the quarter ended  September 30,
2002 (first quarter of fiscal 2003) has been reclassified to reflect that certain operations were discontinued. On April 8, 2003, HMCA sold its wholly-owned subsidiary A&A Services, Inc. ("A&A Services"), a physician practices management services organization which managed four primary care practices located in Queens County, New York. Consequently, the result of operations for these discontinued operations are no longer reflected in the operating results for the first quarter of fiscal 2003 although they are reflected in the net loss of $2.7 million for the quarter.

Overview and Trends

     For the three month period ended September 30, 2003, as compared to the three month period ended September 30, 2002, overall revenues from MRI equipment sales increased 2% ($6.1 million compared to $6.0 million) although unrelated party scanner sales ($4.9 million compared to $2.8 million) increased 75% while related party scanner sales ($1.2 million compared to $3.2 million) decreased 63%. Overall, for the first three months of fiscal 2004, revenues for the medical equipment segment increased by 3% to $7.3 million from $7.1 million for the first three months of fiscal 2003. The revenues generated by Health
Management Corporation of America ("HMCA"), the Company's physician and diagnostic management services segment, however, declined by 3% to $6.0 million for the first three months of fiscal 2004 as compared to $6.2 million for the first three months of fiscal 2003.

     We recognize MRI scanner sales revenues on the "percentage of completion" basis, which means the revenues are shown as earned as the scanner is manufactured. Revenues recognized in a particular quarter do not necessarily reflect new orders or progress payments made by customers in that quarter. We build the scanners as the customer meets certain benchmarks in its site preparation in order to minimize the time lag between incurring expenses of manufacturing and our receipt of the cash progress payments from the customer which are due upon delivery. Consequently, although the revenue recognition for the first quarter of fiscal 2004 increased only 2% from the first quarter of fiscal 2003 ($6.1 million compared to $6.0 million), we received orders for 8 Stand-Up MRI scanners during the first three months of fiscal 2004 as compared to orders for 6 Stand-Up MRI scanners during the first three months of fiscal 2003.

     In addition revenues recognized by HMCA declined by 3% in the first quarter of fiscal 2004 to $6.0 million as compared to $6.2 million in the first quarter of fiscal 2003. This was principally the overall result of the closing of two MRI sites and one physical therapy and physical rehabilitation facility during fiscal 2003 counterbalanced by the increase in revenues at two MRI sites which had new Stand-Up(TM) MRI scanners installed.

     Although our consolidated revenues remained constant, at $13.3 million in the first quarter of fiscal 2003 and $13.3 million in the first quarter of fiscal 2004, the total costs and expenses for the first quarter increased by 8% from $15.7 million in fiscal 2003 to $17.0 million in fiscal 2004. Although changes in costs related to producing revenues essentially tracked changes in revenues, selling general and administrative expenses increased 18% from $5.5 million in the first quarter of fiscal 2003 to $6.5 million in the first quarter of fiscal 2004 and the compensatory element of stock issuances increased 61% from $747,000 in the first quarter of fiscal 2003 to $1.2 million in the first quarter of fiscal 2004. As a result the Company's operating and net losses were $3.7 million and $3.8 million, respectively, for the first quarter of fiscal 2004 as compared to $2.5 million and $2.7 million ($2.6 million from continuing operations), respectively for fiscal 2003.

     The overall trends reflected in the first quarter results for fiscal 2004 are the increase in revenues from the MRI equipment segment of the Company's business, as compared to fiscal 2003 ($7.3 million for the first three months of fiscal 2004 as compared to $7.1 million for the first three months of fiscal
2003), the relative increase in MRI equipment segment revenues relative to HMCA revenues ($7.3 million or 55% from the MRI equipment segment as compared to $6.0 million or 45% from HMCA, for the first three months of fiscal 2004, as compared to $7.1 million or 53% from the MRI equipment segment and $6.2 million or 47%, from HMCA, for the first three months of fiscal 2003). In addition, we experienced a marked increase in unrelated party sales relative to related party scanner sales ($4.9 million or 80% to unrelated parties and $1.2 million or 20% to related parties for the first three months of fiscal 2004 as compared to $2.8 million, or 47% to unrelated parties and $3.2 million or 53% to related parties for the first three months of fiscal 2003). The absolute decline (63%) as well as significant relative decline in related party scanner sales revenues was attributable in large measure to the bankruptcy of the related parties' primary financing source.

Results of Operations

     The Company operates in two industry segments: the manufacture and servicing of medical (MRI) equipment, the Company's traditional business which is conducted directly by Fonar and in physician and diagnostic management services, which is conducted through Fonar's wholly-owned subsidiary, Health Management Corporation of America ("HMCA").

     MRI equipment sales increased by 2%, from $6.0 million for the first three months of fiscal 2003 to $6.1 million for the first three months of fiscal 2004, reflecting increased sales of the Stand-Up MRI scanners. Service and repair revenues increased by 32%, from $519,000 for the first three months of fiscal 2003 to $684,000 for the first three months of fiscal 2004 and license fees and royalties decreased by 10% from $648,000 for the first three months of fiscal 2003 to $585,000 for the first three months of fiscal 2004. Consequently, overall revenues recognized by the Company's MRI equipment manufacturing and service business increased by 3% from $7.1 million in the first three months of fiscal 2003 to $7.3 million in the first three months of fiscal 2004. There were significant increases, however, in scanner sales to unrelated parties, from $2.8 million in the first three months of fiscal 2003 to $4.9 million in the first three months of fiscal 2004 (75%). Scanner sales to related parties, however, decreased from $3.2 million in the first three months of fiscal 2003 to $1.2 million in the first three month of fiscal 2004 (63%), in large measure because of the bankruptcy of the traditional principal funding source for the related parties' MRI scanner purchases. Due primarily to increased selling, general and administrative expenses and an increase in the compensatory element of stock issuances, the operating loss from the Company's MRI equipment manufacturing and service business increased to a loss of $3.7 million for the first three months of fiscal 2004 from a loss of $2.5 million for the first three months of fiscal 2003.

     Notwithstanding the increased operating loss resulting from such increased expenses, we increased our gross profit margin on product sales to 43% ($2.6 million) for the first three months of fiscal 2004 from 37% ($2.2 million) for the first three months of fiscal 2003. Our gross profit margin on product sales has increased as a result of greater efficiencies realized as a result of our increased sales volumes and production levels. Product sales revenues attributable to the medical (MRI ) equipment business were $6.1 million for the first three months of fiscal 2004 as compared to $6.0 million for the first three months of fiscal 2003. Costs of revenues attributable to our product sales declined by 8% to $3.5 million for the first three months of fiscal 2004 from $3.8 million for the first three months of fiscal 2003.

     The increase in product sales to unrelated parties reflected continuing market acceptance of the Company's Stand-Up(TM) MRI scanners. During the first three months of fiscal 2004, revenues of approximately $6.1 million were recognized from sales of Stand-Up(TM) MRI scanners. During the first three months of fiscal 2003, the Company recognized revenues of approximately $5.5 million from the sale of Stand-Up(TM) MRI scanners and $100,000 from the sale of a refurbished Beta MRI Scanner.

     There were approximately $354,000 in foreign sales revenues for the first three months of fiscal 2004 as compared to approximately $252,000 in foreign sales revenues for the first three months in fiscal 2003.

     HMCA, which provides physician and diagnostic management services, experienced an operating loss of $42,000 for the first three months of fiscal 2004 compared to operating income of $50,000 for the first three months of fiscal 2003. The decline in HMCA income was attributable to lower revenues reflecting a decline in management fees ($6.0 million for the first three months of fiscal 2004 compared to $6.2 million for the first three months of fiscal
2003) from the facilities and medical practices managed by HMCA. The principal cause for the decline in HMCA revenues was the closing of three facilities in fiscal 2003, although this was counterbalanced by increased revenues from two sites which installed two new Stand-Up(TM) MRI scanners.

     Accordingly, the Company's consolidated operating loss increased to $3.7 million for the first three months of fiscal 2004 from a consolidated operating loss of $2.5 million for the first three months of fiscal 2003.

     Our efforts to improve equipment sales volume resulted in a 18% increase in selling, general and administrative expenses from $5.5 million in the first three months of fiscal 2003 to $6.5 million in the first three months of fiscal 2004. The most significant increase was in the commissions payable to independent sales representatives, which increased to $400,000 in the first quarter of fiscal 2004 from $16,000 in the first quarter of fiscal 2003. Commissions payable to our internal sales force also increased by 47%, to $138,000 in the first quarter of fiscal 2004 from $94,000 in the first quarter of fiscal 2003. Advertising expenses increased by 8% to $794,000 in the first quarter of fiscal 2004 from $733,000 in the first quarter of fiscal 2003. In addition, research and development expenses increased by 8% to $1.3 million for the first three months of fiscal 2004 as compared to $1.2 million for the first three months of fiscal 2003.

     Also contributing to the operating and net loss increases was the increase in the compensatory element of stock issuances, which increased by 61% to approximately $1.2 million for the first three months of fiscal 2004 from approximately $747,000 for the first three months of fiscal 2003. This reflected greater use of Fonar's stock in lieu of cash to pay employees, consultants and professionals for services.

     Interest expense of $60,000 in the first three months of fiscal 2004, however, decreased by 75% as compared to $243,000 for the first three months of fiscal 2003 due to the repayment of indebtedness.

     Cash and cash equivalents increased by 4% from $9.3 million at June 30, 2003 to $9.7 million at September 30, 2003, reflecting an increase in cash receipts from customer deposits.

     Inventories increased by 33% to $6.8 million at September 30, 2003 as compared to $5.1 million at June 30, 2003 as the Company's new purchases of parts in the manufacturing of scanners exceeded utilization in contemplation of filling our backlog of orders.

     Accounts receivable increased to $13.8 million as at September 30, 2003 from $13.1 million as at June 30, 2003, primarily due to increased receivables from HMCA's physician and diagnostic management business and accounts received from service contracts on MRI scanners increased from $831,000 to $1.2 million.

     In July 2000 General Electric and the Company entered into an agreement under which General Electric agreed to act as a sales representative for the Company's Stand-Up(TM) MRI scanners. Fonar has been working closely with GE Medical Systems to assist them in marketing the Stand-Up(TM) MRI. General Electric has purchased a total of four Stand-Up MRI scanners to resell to its customers.

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

     The Stand-Up(TM) will also be useful for MRI directed neuro-surgical procedures as the surgeon would have unhindered access to the patient's head when the patient is supine with no restrictions in the vertical direction. This easy-entry, mid-field-strength scanner should be ideal for trauma centers where a quick MRI-screening within the first critical hour of treatment will greatly improve patients' changes for survival and optimize the extent of recovery.

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

     The QUAD(TM) MRI scanner also utilizes a 0.6 Tesla iron core electromagnet and is accessible from four sides. The QUAD(TM) was the first "open" MRI scanner at high field.

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

Liquidity and Capital Resources

     Cash, cash equivalents and marketable securities decreased from $15.2 million at June 30, 2003 to $15.1 million at September 30, 2003. Principal uses of cash during the first three months of fiscal 2004 included capital expenditures of $96,000, repayment of indebtedness and capital lease obligations in the amount of $421,000, capitalized software development costs of $132,000 and capitalized patent and trademark costs of $76,000.

     Marketable securities approximated $5.4 million as at September 30, 2003, as compared to $5.8 million at June 30, 2003. At September 30, 2003, our investments in U.S. Government obligations were $2.4 million and our investments in corporate and government agency bonds were $3.0 million. This has had the intended effect of reducing the volatility of the Company's investment portfolio.

     Cash provided by operating activities for the first three months of fiscal 2004 approximated $435,000. Cash provided by operating activities was attributable primarily to customer advances of $3.1 million, stock issued for compensation, costs and expenses of $5.4 million, offset primarily by the net loss of $3.8 million, billings in excess of costs and estimated earnings on uncompleted contracts of $2.6 million and inventory purchases of $1.8 million.

     Cash provided by investing activities for the first three months of fiscal 2004 approximated $96,000. The principal uses of cash from investing activities during the first three months of fiscal 2004 consisted of expenditures for property and equipment of approximately $96,000 and capitalized software and patent costs of approximately $208,000, which were offset, however, by sales of investments in marketable securities of $400,000.

     Cash used by financing activities for the first three months of fiscal 2004 approximated $192,000. The principal uses of cash in financing activities during the first three months of fiscal 2004 consisted of repayment of principal on long-term debt of approximately $421,000 and distributions to holders of minority interests of $201,000. The principal sources were net proceeds from exercises of stock options and warrants of $430,000.

     Total liabilities decreased during the first three months of fiscal 2004, from approximately $26.0 million at June 30, 2003 to approximately $25.9 million at September 30, 2003.

     The Company's obligations and the periods in which they are scheduled to become due are set forth in the following table:

                                 (000's OMITTED)

                                 Due in
                                  Less         Due          Due          Due
                                  than 1      in 1-3       in 4-5       after 5
Obligation          Total         year         years        years        years
--------------   -----------   ----------   ----------   ----------   ----------
Long-term debt   $       889   $      226   $      663   $     -      $     -

Capital lease
Obligation               620          481          139         -            -

Operating
  leases              11,817        2,900        4,100        2,817        2,000
                 -----------   ----------   ----------   ----------   ----------
Total cash
Obligations      $    13,326   $    3,607   $    4,902   $    2,817   $    2,000
                 ===========   ==========   ==========   ==========   ==========

     The decrease in liabilities was attributable principally to a decrease in the current portion of long term debt ($1.0 million at June 30, 2003 to $707,000 at September 30, 2003, and a decrease in the deferred revenue from license fees from $2.3 million to $1.8 million, a decrease in excess of costs and estimated earnings on uncompleted contracts from $4.7 million at June 30, 2003 to $2.1 million at September 30, 2003 and a decrease in long-term debt from $908,000 at June 30, 2003 to $802,000 at September 30, 2003. The decrease in total liabilities was offset, however, by an increase in customer advances from $4.9 million at June 30, 2003 to $8.1 million at September 30, 2003 and by an increase in accounts payable from $3.7 million at June 30, 2003 to $3.9 million at September 30, 2003.

     As of September 30, 2003, our obligations included approximately $7.7 million in other current liabilities including deferred revenue from license fees of $2.3 million, unearned revenue on service contracts of $1.4 million, accrued salaries and payroll taxes of $1.0 million and excise and sales taxes of $1.9 million.

     Our working capital approximated $15.2 million as of September 30, 2003, as compared to working capital of $13.1 million as of June 30, 2003, increasing by 16%. This reflects, with respect to current assets, principally an increase in cash of $400,000 ($9.3 million at June 30, 2003 as compared to $9.7 million at September 30, 2003) and an increase ($5.1 million at June 30, 2003 as compared to $6.8 million at September 30, 2003) in inventories for purchases of parts in the manufacturing of scanners and increases in prepaid expenses and other current assets ($1.7 million at June 30, 2003 as compared to $1.3 million at September 30, 2003), as a result of advances made to suppliers. Accounts receivable increased from $13.1 million as at June 30, 2003 to $13.8 as at September 30, 2003.

     With respect to current liabilities, the current portion of long-term debt decreased by $315,000 from $1.0 million at June 30, 2003 to $707,000 at September 30, 2003 as a result of repayment of debt, and billings in excess of costs and estimated earnings on uncompleted contracts decreased from $4.7 million at June 30, 2003 to $2.1 million at September 30, 2003. Customer advances, however, increased from $4.9 million at June 30, 2003 to $8.1 million at September 30, 2003 and accounts payable increased from $3.7 million at June 30, 2003 to $3.9 million at September 30, 2003 as the Company incurred obligations in connection with increased manufacturing and advertising activities.

     In order to conserve our capital resources, we have issued common stock under our stock bonus and stock option plans to compensate employees and non-employees for services rendered. In first three months of fiscal 2004, the compensatory element of stock issuances was $1.2 million as compared to $747,000 million for the first three months of fiscal 2002. Utilization of equity in lieu of cash compensation has improved our liquidity since it increases cash available for other expenditures.

     The foregoing trends in Fonar's capital resources are expected to improve as Fonar's MRI scanner products gain wider market acceptance and produce greater sales revenues.

     Fonar has not committed to making additional capital expenditures in the 2004 fiscal year other than its intention to continue research and development expenditures at current levels. HMCA also expects to incur expenditures of approximately $350,000 to refurbish and improve one MRI facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our investments are in fixed rate instruments. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by us at September 30, 2003.

                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE

                                    Investments
                                    in Fixed Rate    Weighted Average
                  Date              Instruments      Interest Rate
                  ----              -------------    ----------------
                  9/30/04           $  4,182,669         1.90%
                  9/30/05                450,000         3.98%
                  9/30/06                300,000         4.96%
                  9/30/07                100,000         4.50%
                  9/30/08                200,000         4.04%

                  9/30/13                100,000         4.07%

                  Total:             $ 5,332,669
                                    =============
                   Fair Value
                    at 9/30/03      $  5,376,903
                                    =============

     All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

     See Note 12 to the consolidated Financial Statements in our Form 10-K as of and for the year ended June 30, 2003 for information on long term debt.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings: There were no material changes in litigation for the first three months of fiscal 2004.

Item 2 - Changes in Securities: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Submission of Matters to a Vote of Security Holders: None

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:
     Exhibit 31.1 Certification, See Exhibits
     Exhibit 32.1 Certification, See Exhibits

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

Dated:   November 14, 2003