Form 10-Q
period 2003-12-31
FONAR CORP
filed 2004-02-13
CIK 355019

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended    DECEMBER 31, 2003
                                               -----------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from              to
                                     ------------     -------------
                         Commission file number 0-10248
                         --------------------=---------

                                FONAR CORPORATION
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 11-2464137
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

110 Marcus Drive     Melville, New York                 11747
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:     (631)  694-2929
                                                        ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES X   NO
                                        ---    ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). YES X    NO
                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                              Outstanding at January 31, 2004
-----------------------------------------      --------------------------------
Common Stock, par value $.0001                          93,654,706
Class B Common Stock, par value $.0001                       4,153
Class C Common Stock, par value $.0001                   9,562,824
Class A Preferred Stock, par value $.0001                7,836,287

FONAR CORPORATION AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION                                        PAGE

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - December 31, 2003
     (Unaudited) and June 30, 2003                                     3

   Condensed Consolidated Statements of Operations for
     the Three Months Ended December 31, 2003 and
     December 31, 2002 (Unaudited)                                     6

   Condensed Consolidated Statements of Operations for
     the Six Months Ended December 31, 2003 and
     December 31, 2002 (Unaudited)                                     7

   Condensed Consolidated Statements of Comprehensive
     Loss for the Three Months Ended
     December 31, 2003 and December 31, 2002 (Unaudited)               8

   Condensed Consolidated Statements of Comprehensive
     Income (Loss) for the Six Months Ended
     December 31, 2003 and December 31, 2002 (Unaudited)               8

   Condensed Consolidated Statements of Cash Flows for
     the Six Months Ended December 31, 2003 and
     December 31, 2002 (Unaudited)                                     9

   Notes to Condensed Consolidated Financial Statements (Unaudited)   11

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

Signatures

Exhibit - 31.1
Exhibit - 32.1

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                               December 31,   June 30,
                                                         2003         2003
                                                      (UNAUDITED)
Current Assets:                                        ---------    -------
  Cash and cash equivalents                              $12,846    $ 9,334

  Marketable securities                                    3,959      5,837

  Accounts receivable - net                                1,340        717

  Accounts receivable - related parties - net                214        114

  Accounts receivable - related medical practices - net   12,997     12,261

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                     686        360

  Costs and estimated earnings in excess
    of billings on uncompleted contracts - related party     731          -

  Inventories                                              7,253      5,057

  Investment in sales-type leases with related party           -         14

  Investment in sales-type lease                             144        136

  Prepaid expenses and other current assets                2,803      1,286

  Note receivable from buyers of A&A Services                  -        150
                                                          ------     ------
        Total Current Assets                              42,973     35,266
                                                          ------     ------

Property and equipment - net                               7,554      8,626

Advances and notes to related parties - net                1,193      1,267

Investment in sales-type lease                               532        606

Management agreements - net                                9,047      9,364

Other intangible assets - net                              3,541      3,375

Other assets                                                 253        245
                                                        --------   --------
                                                        $ 65,093   $ 58,749
                                                        ========   ========





See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

                                                     December 31,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2003         2003
                                                      (UNAUDITED)
Current Liabilities:                                  ----------   --------
  Current portion of long-term debt and
    capital leases                                       $   642    $ 1,022
  Accounts payable                                         3,629      3,704
  Other current liabilities                                8,636      7,552
  Unearned revenue on service contracts - related parties    283        240
  Customer advances                                        9,495      4,306
  Customer advances - related parties                         83        627
  Income taxes payable                                        21         10
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                        953      4,390
  Billings in excess of costs and estimated
    earnings on uncompleted contracts - related parties       29        361
                                                          ------     ------
      Total Current Liabilities                           23,771     22,212

Due to affiliates                                            262        262
Long-term debt and capital leases,
   less current portion                                      782        908
Deferred revenue - license fee                             1,170      2,340
Other non-current liabilities                                305        302
                                                          ------     ------
      Total Liabilities                                   26,290     26,024
                                                          ------     ------
Minority interest                                            339        345
                                                          ------     ------























See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED, except share data)

                                                     December 31,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                    2003          2003
  (continued)                                        (UNAUDITED)
                                                    ------------    --------
STOCKHOLDERS' EQUITY

Class A non-voting preferred stock $.0001 par value;
8,000,000 authorized, 7,836,287 issued and outstanding
at December 31, 2003 and June 30, 2003                         1          1

Common Stock $.0001 par value; 110,000,000
shares authorized; 91,658,887 issued at December 31, 2003
and 82,452,958 at June 30, 2003; 91,367,823 outstanding at
December 31, 2003 and 82,161,894 at June 30, 2003              9          8

Class B Common Stock $ .0001 par value; 4,000,000
shares authorized, (10 votes per share), 4,153 issued
and outstanding at December 31, 2003 and June 30, 2003         -          -

Class C Common Stock $.0001 par value; 10,000,000 shares
authorized, (25 votes per share), 9,562,824 issued
and outstanding at December 31, 2003 and June 30, 2003         1          1

Paid-in capital in excess of par value                   144,301    131,519
Accumulated other comprehensive income                        38         69
Accumulated deficit                                     (104,361)   (97,889)
Notes receivable from employee stockholders              (   850)   (   654)
Treasury stock, at cost - 291,064 shares of common stock
  at December 31, 2003 and June 30, 2003                 (   675)   (   675)
                                                         -------    -------
      Total Stockholders' Equity                          38,464     32,380
                                                         -------    -------
      Total Liabilities and Stockholders' Equity        $ 65,093   $ 58,749
                                                         =======    =======


















See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                  FOR THE THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                     ---------------------
                                                       2003         2002
REVENUES                                             --------     --------
  Product sales - net                                $ 8,603      $ 5,933
  Product sales - related parties - net                1,941        2,822
  Service and repair fees - net                          671          594
  Service and repair fees - related parties - net        100          101
  Management and other fees - related medical
    practices - net                                    5,884        5,773
  License fees and royalties                             690          732
                                                     --------     --------
     Total Revenues - Net                             17,889       15,955
                                                     --------     --------
COSTS AND EXPENSES
  Costs related to product sales                       5,342        4,105
  Costs related to product sales - related parties     1,217        1,697
  Costs related to service and repair fees               891          700
  Costs related to service and repair
    fees - related parties                               105          122
  Costs related to management and other
    fees - related medical practices                   3,779        3,258
  Research and development                             1,383        1,358
  Selling, general and administrative                  6,301        6,120
  Compensatory element of stock issuances for
    selling, general and administrative expenses       1,116        1,059
  Provision for bad debts                                 60          114
  Amortization of management agreements                  158          174
                                                     --------     --------
     Total Costs and Expenses                         20,352       18,707
                                                     --------     --------
Loss From Operations                                 ( 2,463)     ( 2,752)

Interest Expense                                     (    63)     (   121)
Investment Income                                        113          146
Interest Income - Related Parties                         10           44
Other Expense                                        (    10)     (     2)
Minority Interest in Income of Partnerships          (   212)     (   117)
                                                      ------      -------
Loss Before Provision for Income Taxes               ( 2,625)     ( 2,802)
Provision for Income Taxes                                 5            3
                                                      -------      -------
Net Loss from Continuing Operations                  ( 2,630)     ( 2,805)

Net Loss from Discontinued Operations                      -      (   116)
                                                      -------      -------
NET LOSS                                            $( 2,630)    $( 2,921)
Basic and Diluted Net Loss per                       ========     ========
    share - continuing operations                      $(.03)       $(.04)
Basic and Diluted Net Loss per
    share - discontinued operations                        -           -
                                                      -------     --------
Basic and Diluted net Loss per share                   $(.03)       $(.04)
                                                     ========     ========
Weighted Average Number of Shares Outstanding          88,988      73,926
                                                     ========     ========
See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                   FOR THE SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                     ---------------------
                                                       2003         2002
REVENUES                                             --------     --------
  Product sales - net                                $13,454      $ 8,733
  Product sales - related parties - net                3,169        5,981
  Service and repair fees - net                        1,247        1,050
  Service and repair fees - related parties - net        208          164
  Management and other fees - related medical
    practices - net                                   11,838       11,923
  License fees and royalties                           1,275        1,380
                                                     --------     --------
     Total Revenues - Net                             31,191       29,231
                                                     --------     --------
COSTS AND EXPENSES
  Costs related to product sales                       8,091        5,985
  Costs related to product sales - related parties     1,978        3,583
  Costs related to service and repair fees             1,609        1,380
  Costs related to service and repair
    fees - related parties                               268          216
  Costs related to management and other
    fees - related medical practices                   7,169        6,690
  Research and development                             2,716        2,604
  Selling, general and administrative                 12,827       11,660
  Compensatory element of stock issuances for
    selling, general and administrative expenses       2,333        1,806
  Provision for bad debts                                 85          168
  Amortization of management agreements                  317          348
                                                     --------     --------
     Total Costs and Expenses                         37,393       34,440
                                                     --------     --------
Loss From Operations                                 ( 6,202)     ( 5,209)

Interest Expense                                     (   123)     (   355)
Interest Expense - Related Parties                         -      (     9)
Investment Income                                        188          292
Interest Income - Related Parties                         27          155
Other Income (Expense)                                    88      (     3)
Minority Interest in Income of Partnerships          (   433)     (   269)
                                                      ------      -------
Loss Before Provision for Income Taxes               ( 6,455)     ( 5,398)
Provision for Income Taxes                                17            4
                                                      ------      -------
Net Loss from Continuing Operations                  ( 6,472)     ( 5,402)

Net Loss from Discontinued Operations                      -      (   225)
                                                      -------      ------
NET LOSS                                            $( 6,472)    $( 5,627)
Basic and Diluted Net Loss per                        =======     ========
   share - continuing operations                       $(.07)      $(.08)
Basic and Diluted Net Loss per
   share - discontinued operations                         -           -
                                                      -------     --------
Basic and Diluted Net Loss per share                   $(.07)      $(.08)
                                                      =======     ========
Weighted Average Number of Shares Outstanding          86,730      73,088
                                                       ======      ======
See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(000'S OMITTED)


                                                  FOR THE THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                         -----------------
                                                          2003       2002
                                                         ------     ------
Net loss                                                $(2,630)   $(2,921)

Other comprehensive loss, net of tax:
    Unrealized losses on securities,
      net of tax                                         (   10)    (   17)
                                                         -------    -------
Total comprehensive loss                                $(2,640)   $(2,938)
                                                         =======    =======


See accompanying notes to condensed consolidated financial statements
(unaudited).


FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(000'S OMITTED)


                                                    FOR THE SIX MONTHS ENDED
                                                           DECEMBER 31,
                                                         -----------------
                                                          2003       2002
                                                         ------     ------
Net loss                                                $(6,472)   $(5,627)

Other comprehensive income, net of tax:
    Unrealized gains on securities,
      net of tax                                             31         61
                                                         -------    -------
Total comprehensive loss                                $(6,441)   $(5,566)
                                                         =======    =======



See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                    FOR THE SIX MONTHS ENDED
                                                           DECEMBER 31,
                                                         -----------------
                                                          2003       2002
                                                         ------     ------
Cash Flows from Operating Activities
 Net loss                                              $( 6,472)  $( 5,627)
 Loss from discontinued operations                            -        225
                                                          -----      -----
 Loss from continuing operations                        ( 6,472)   ( 5,402)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest in net income of partnerships         433        269
    Depreciation and amortization                         2,009      2,132
    Provision for bad debts                                  85        168
    Compensatory element of stock issuances               2,333      1,806
    Stock issued for costs and expenses                   9,671        701
    Interest expense paid in stock                            -         10
    Amortization of deferred revenue-license fee        ( 1,170)   ( 1,170)
    (Increase) decrease in operating assets, net:
       Accounts and notes receivable                    ( 1,544)   (   453)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts              ( 1,057)   (   155)
       Inventories                                      ( 2,196)       709
       Principal payments on sales type lease-related
         parties                                             14      1,716
       Principal payments on sales type lease                66         58
       Prepaid expenses and other current assets        ( 1,517)   (   884)
       Other assets                                     (     8)   (     6)
       Advances and notes to related parties                 74         82
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                 (    74)     2,304
       Other current liabilities                          1,259        592
       Customer advances                                  4,645    ( 3,538)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts              ( 3,769)       299
       Other non-current liabilities                          3    (    25)
       Income taxes payable                                  11          -
                                                         ------     ------
Net cash provided by (used in) continuing operations      2,796    (   787)
Net cash provided by discontinued operations                  -        118
                                                         ------     ------
Net cash provided by (used in) operating activities       2,796    (   669)
                                                         ------     ------







See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                    FOR THE SIX MONTHS ENDED
                                                           DECEMBER 31,
                                                         -----------------
                                                          2003       2002
                                                         ------     ------
Cash Flows from Investing Activities:
  Sales (purchases) of marketable securities              1,847    (   194)
  Purchases of property and equipment                   (   258)   (   439)
  Costs of capitalized software development             (   265)   (   436)
  Cost of patents and copyrights                        (   153)   (   168)
  Repayment of note receivable from buyers
    of A&A Services - Discontinued operations               150          -
                                                         ------     ------
Net cash provided by (used in) investing activities       1,321    ( 1,237)
                                                         ------     ------

Cash Flows from Financing Activities:
  Distributions to holders of minority interests        (   439)   (   262)
  Repayment of long-term debt and capital
    lease obligations                                   (   616)   ( 1,540)
  Net proceeds from exercise of stock options
     and warrants                                           450      1,104
                                                         ------     ------
Net cash used in financing activities                   (   605)   (   698)
                                                         ------     ------

Increase (Decrease) in Cash and Cash Equivalents          3,512    ( 2,604)

Cash and Cash Equivalents - Beginning of Period           9,334      7,494
                                                         ------     ------
Cash and Cash Equivalents - End of Period               $12,846    $ 4,890
                                                         ======     ======

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 30, 2003 for the fiscal year ended June 30, 2003.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of FONAR Corporation (the "Company"), its majority and wholly-owned subsidiaries and partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation.

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share
--------------------------------------------------------------------------------

At December 31, 2003, the Company had various stock-based employee compensation plans. As permitted under Standard of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Basic net loss per share is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with EITF Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share," the Company's participating convertible securities, which include the Class A Non-voting Preferred stock, Class B common stock and Class C common stock, are not included in the computation of basic or diluted net loss per share since they are antidilutive. Diluted net loss per share reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share (Continued)
--------------------------------------------------------------------------------

Options and warrants to purchase approximately 5,874,000 and 6,034,000 shares of common stock were outstanding at December 31, 2003 and 2002, respectively, but were not included in the computation of diluted net loss per share since the options and warrants were antidilutive as a result of the net losses for all periods.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                             For the Three Months Ended
                                                   December 31,
                                         (000's omitted except per share data)
                                         -------------------------------------

                                              2003                  2002
                                         -------------           -------------

Net Loss As Reported                        $(2,630)                $(2,921)

Deduct:
  Total stock-based employee
    compensation expense determined
    under fair value based method for
    all awards                                  242                    -
                                         -------------           -------------
Pro forma Net Loss                          $(2,872)                $(2,921)
                                         =============           =============

Basic and Diluted Net Loss Per Share
 as Reported                                $(0.03)                  $(0.04)
                                         =============           =============

Basic and Diluted Pro forma Net Loss
  Per Share                                 $(0.03)                  $(0.04)
                                         =============           =============

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share (Continued)
--------------------------------------------------------------------------------
                                              For the Six Months Ended
                                                     December 31,
                                         (000's omitted except per share data)
                                         -------------------------------------
                                              2003                    2002
                                         -------------           -------------

Net Loss As Reported                        $(6,472)                $(5,627)

Deduct:
  Total stock-based employee
    compensation expense determined
    under fair value based method for
    all awards                                  697                     404
                                         -------------           -------------
Pro forma Net Loss                          $(7,169)                $(6,031)
                                         =============           =============

Basic and Diluted Net Loss Per Share
 as Reported                                $(0.07)                  $(0.08)
                                         =============           =============

Basic and Diluted Pro forma Net Loss
  Per Share                                 $(0.07)                  $(0.08)
                                         =============           =============


The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                          For the Three and Six Months Ended
                                                     December 31,
                                         (000's omitted except per share data)
                                         -------------------------------------
                                              2003                    2002
                                         -------------           -------------

Expected life (years)                            3                      3
Interest Rate                                 2.69%                  4.00%
Annual Rate of dividends                         0%                     0%
Volatility                                      55%                     92%

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
--------------------------------

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances).
SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 in the first quarter of fiscal year 2004. The adoption did not have an impact on the condensed consolidated financial statements.

In January 2003, as revised in December 2003, the FASB issued Interpretation No. 46 (" FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. The Company is currently evaluating the effect that the adoption of FIN 46 will have on its consolidated financial position or results of operations.

Reclassifications
-----------------

Certain prior period balances have been reclassified to conform to the current period presentation. The reclassifications had no effect on the Company's results of operations.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable, net is comprised of the following at December 31, 2003:

                                                 Allowance
                                  Gross         for doubtful
                                Receivable       accounts             Net
                                ----------      ------------      ----------
Receivables from  equipment
sales and service contracts      $ 1,821          $    481         $  1,340
                                ==========      ============      ==========

Receivables from equipment
sales and service contracts-
related parties                  $   870          $    656         $    214
                                ==========      ============      ==========
Receivables from related medical
practices ("PC's")               $14,403          $  1,406         $ 12,997
                                ==========      ============      ==========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 3 - ACCOUNTS RECEIVABLE (Continued)

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

Collection by the Company of its accounts receivable may be impaired by the uncollectibility of the PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Approximately 65% and 58% of the PC's net revenues for the six months ended
December 31, 2003 and 2002, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps, including legally prescribed arbitrations, to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PC's accounted for approximately 38% and 41% of the consolidated net revenues for the six months ended December 31, 2003 and 2002, respectively. Product sales and service and repair fees - net to related parties amounted to approximately 14.2% and 24.1% of consolidated net revenues for the six months ended December 31, 2003 and 2002, respectively.

Unaudited Financial Information of Unconsolidated Managed Medical Practices
---------------------------------------------------------------------------

Summarized income statement data for the six months ended December 31, 2003 related to the 17 unconsolidated medical practices managed by the Company is as follows:

                                 (000's omitted)
            Patient Revenue - Net                         $16,366
                                                          ========
            Income from Operations                        $   192
                                                          ========
            Net Loss (Income Tax - Cash Basis)            $   (55)
                                                          ========

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet at December 31, 2003 consist of:
                                 (000's omitted)
            Purchased parts, components
               and supplies                               $ 5,355
            Work-in-process                                 1,898
                                                          -------
                                                          $ 7,253
                                                          =======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of December 31, 2003 is as follows:
                                (000's omitted)

            Costs incurred on uncompleted
                 contracts                                $ 5,063
            Estimated earnings                              4,570
                                                          -------
                                                            9,633
            Less:     Billings to date                      9,198
                                                          -------
                                                          $   435
                                                          ========

Included in the accompanying condensed consolidated balance sheet at December 31, 2003 under the following captions:

     Costs and estimated earnings in excess of
       billings on uncompleted contracts                       $686
     Costs and estimated earnings in excess of
       billings on uncompleted contracts - related party        731
     Less: Billings in excess of costs and estimated
       earnings on uncompleted contracts                       (953)
     Less: Billings in excess of costs and estimated
       earnings on uncompleted contracts - related parties      (29)

                                                             --------
                                                             $  435
                                                             ========

2) Customer advances consist of the following as of December 31, 2003:

                                                   Related
                                        Total      Parties   Other
                                       --------    --------  -------

Total Advances                         $18,776     $ 1,291   $17,485
Less: Advances
       on contracts under construction   9,198       1,208     7,990
                                       -------     -------    ------
                                       $ 9,578     $    83    $9,495
                                       =======     =======    ======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 6 -STOCKHOLDERS' EQUITY

Common Stock

During the six months ended December 31, 2003:

a) The Company issued 875,489 shares of common stock to employees as compensation of $1,297,532 under stock bonus plans.

b) The Company issued 773,978 shares of common stock to consultants and others at a value of $1,081,005.

c) The Company issued 6,931,341 shares of common stock for costs and expenses of $9,670,603.

d) The Company issued 157,323 shares of common stock upon the exercise of stock options resulting in proceeds of $166,583.

e) The Company issued 267,798 shares of its common stock valued at $283,806 in connection with the issuance of notes and loans receivable from employee stockholders.

Warrants

On August 27, 2003, warrants to purchase 200,000 shares of the Company's common stock were exercised by The Tail Wind Fund, Ltd. (the "Investor") at an exercise price of approximately $1.42 per share.

On January 27, 2004, warrants to purchase 200,000 shares of the Company's common stock were exercised by The Tail Wind Fund, Ltd. (the "Investor") at an exercise price of approximately $1.17 per share.


NOTE 7 - SEGMENT AND RELATED INFORMATION

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 7 - SEGMENT AND RELATED INFORMATION (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                 (000's omitted)
                                                           Physician
                                                Medical    Management
                                               Equipment    Services    Total
                                               ---------   ----------  --------
For the three months ended December 31, 2003:

Net revenues from external customers           $ 12,239    $ 5,884    $18,123
Inter-segment net revenues                     $    113        --         113
Operating (loss) income                        $ (2,533)        70     (2,463)
Depreciation and amortization                  $    546        463      1,009
Compensatory element of stock issuances        $    597        520      1,117
Total identifiable assets                      $ 37,625     27,468     65,093
Capital expenditures                           $     64         98        162

For the three months ended December 31, 2002:

Net revenues from external customers           $ 10,901    $ 5,773     $16,674
Inter-segment net revenues                     $    358       ---      $   358
Loss from operations                           $ (2,205)   $  (547)    $(2,752)
Depreciation and amortization                  $    633    $   427     $ 1,060
Compensatory element of stock issuances        $    246    $   813     $ 1,059
Capital expenditures                           $     90    $    36     $   126

                                                           Physician
                                                Medical    Management
                                               Equipment    Services    Total
                                               ---------   ----------  --------
For the six months ended December 31, 2003:

Net revenues from external customers           $ 19,587    $11,838     $31,425
Inter-segment net revenues                     $    234        --          234
Operating (loss) income                        $ (6,230)        28      (6,202)
Depreciation and amortization                  $  1,083        926       2,009
Compensatory element of stock issuances        $  1,192      1,141       2,333
Total identifiable assets                      $ 37,625     27,468      65,093
Capital expenditures                           $    136        122         258

For the six months ended December 31, 2002:

Net revenue from external customers            $ 18,027    $11,923     $29,950
Inter-segment net revenues                     $    719       ---      $   719
Loss from operations                           $ (4,712)   $  (497)    $(5,209)
Depreciation and amortization                  $  1,267    $   865     $ 2,132
Compensatory element of stock issuances        $    486    $ 1,320     $ 1,806
Capital expenditures                           $    190    $   249     $   439

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 8- DISCONTINUED OPERATIONS

Summarized financial information of the net loss from discontinued operations for the six months ended December 31, 2002 is as follows:

                                                      (000's omitted)
                                                    For the Three Months
                                                            Ended
                                                         December 31,
                                                            2002
                                                         ------------
Management and other fees - related
  medical practices - net                                  $   394
                                                         ------------
Costs and Expenses:
  Costs related to management and
    other fees - related medical practices                     437
  Amortization of management agreement                          73
  Interest expense                                             -
                                                         ------------
      Total Costs and Expenses                                 510
                                                         ------------
Net Loss from Discontinued Operations                      $  (116)
                                                         ============

                                                       (000's omitted)
                                                     For the Six Months
                                                            Ended
                                                         December 31,
                                                            2002
                                                         ------------
Management and other fees - related
  medical practices - net                                  $   775
                                                         ------------
Costs and Expenses:
  Costs related to management and
    other fees - related medical practices                     853
  Amortization of management agreement                         144
  Interest expense                                               3
                                                         ------------
      Total Costs and Expenses                               1,000
                                                         ------------
Net Loss from Discontinued Operations                      $  (225)
                                                         ============

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE 9 - SUBSEQUENT EVENTS

     On February 6, 2004, the Company filed a Registration Statement on Form S-8 to register 2,000,000 shares under the Company's 2004 Stock Bonus Plan that was adopted on February 4, 2004.

Common Stock

During the period from January 1, 2004 through January 31, 2004:

     a) The Company issued 306,345 shares of common stock to employees as compensation of $405,465.

     b) The Company issued 183,398 shares of common stock to consultants and others at a value of $247,533.

     c) The Company issued 1,573,789 shares of common stock for costs and expenses of $2,118,122.

     d) The Company issued 6,755 shares of common stock upon the exercise of stock options resulting in proceeds of $7,599.

     e) The Company issued 16,296 shares of common stock valued at $17,636 in connection with the issuance of notes receivable from stockholders.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the fiscal  quarter ended  December 31, 2003 (second  quarter of fiscal
2004), we reported a net loss of $2.6 million on revenues of $17.9 million as compared to a net loss of $2.9 million ($2.8 million from continuing operations) on revenues of $16.0 million for the second quarter of fiscal 2003. This represented a decline in our net loss of 10% (6.2% from continuing operations) and an improvement of 12.1% in our revenues.

     The second quarter of fiscal 2004 represented an even greater improvement over our performance in the first quarter of fiscal 2004 reflecting a decline in our net loss of 31.6% from $3.8 million to $2.6 million and an increase of 34.6% in our revenues from $13.3 million in the first quarter to $17.9 million in the second quarter.

     Nevertheless, as a result of our net loss of $3.8 million in the first quarter of fiscal 2003, on revenues of $13.3 million, our net loss for the first half of fiscal 2004 increased to $6.5 million from $5.6 million ($5.4 million from continuing operations) for the first six months of fiscal 2004.

     For the six month period ended December 31, 2003, we reported a net loss of $6.5 million on revenues of $31.2 million as compared to a net loss of $5.6 million ($5.4 million from continuing operations) on revenues of $29.2 million for the six month period ended December 31, 2002.

                       FONAR CORPORATION AND SUBSIDIARIES

     The increases in selling, general and administrative expenses showed signs of slowing in the second quarter of fiscal 2004 as well as the compensatory element of stock issuances. Costs of product sales increased at a lower rate than revenues, resulting in higher gross profit margins. Health Management Corporation of America, our physician and diagnostic management services segment
(HMCA) in the first six months of fiscal 2004 and most prominently in the second quarter of fiscal 2004 incurred costs relating to producing revenues which increased at a greater rate than revenues. Nevertheless, HMCA's decrease in selling general and administrative expenses and compensatory element of stock issuances have enabled HMCA to recognize operating income of $28,000 for the first six months of fiscal 2004 as compared to an operating loss of $497,000 for the first six months of fiscal 2003, notwithstanding a slight decrease in revenues comparing the same periods. HMCA revenues reversed their decline in the second quarter of fiscal 2004 showing a slight increase over the same period for the prior year, which enabled HMCA to recognize operating income of $70,000 for the second quarter of fiscal 2004 as compared to an operating loss of $547,000 for the second quarter of fiscal 2003.

     Notwithstanding increases in revenues in our medical equipment business, most significantly in product sales to unrelated parties, increases in selling, general and administrative expenses and the compensatory element of stock issuances resulted in a greater operating loss for the first six months of fiscal 2004 than for the first six months of fiscal 2003 ($6.2 million as compared to $4.7 million, respectively). Selling, general and administrative expenses and the compensatory element of stock issuances have remained fairly constant between the first and second quarters of fiscal 2004 ($4.8 million and $595,000 respectively in the first quarter and $4.8 million and $597,000 respectively in the second quarter). We are optimistic about Fonar's future operating results if we can maintain the rate of increases in product sales to unrelated parties ($8.6 million in the second quarter of fiscal 2004 as compared to $4.9 million in the first quarter of fiscal 2004, $5.9 million in the second quarter of 2003 and $2.8 million in the first quarter of fiscal 2003) coupled with a continuing increase in gross profit margins and the containment of expenses. We are optimistic that expenditures being utilized to upgrade HMCA's managed facilities will continue to improve HMCA's operating results as the number of Stand-Up(TM) MRI scanners in service at HMCA and the utilization of those facilities increases.

     We believe that the existing trends in both our medical equipment division and in the upgrading and streamlining of HMCA's operations, absent unforeseen circumstances, will result in improved operating results. Factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, make it impossible, however, to forecast when or if Fonar will become profitable, but we believe we are pursuing the correct policies to bring us to the point where we should be profitable and that those policies should prove successful in moving the Company in that direction.

Reclassification to Prior Periods: Discontinued Operations

     The financial information presented for the six months ended December 31, 2002 has been reclassified to reflect that certain operations were discontinued. On April 8, 2003, HMCA sold its wholly-owned subsidiary A&A Services, Inc. ("A&A Services"), a physician practice management services organization which managed four primary care practices located in Queens County, New York. Consequently,

                       FONAR CORPORATION AND SUBSIDIARIES

the result of operations for these discontinued operations are no longer reflected in the operating results for the six month period ended December 31, 2002 although they are reflected in the net loss of $5.6 million for the period. The net loss from continuing operations for the first six months of fiscal 2003 was $5.4 million. There were no results of operations from discontinued operations in fiscal 2004.

Overview and Trends

     Trends continuing in the second quarter and first half of fiscal 2004 include an increase in product sales with an increasing emphasis on unrelated party sales revenues compared to related party (entities in which Dr. Damadian or members of his family have an interest) sales and the maintenance of high gross profit margins on product sales: 39.4% for the first six months of fiscal 2004 compared to 35% for the first six months of fiscal 2003 and 37.8% for the second quarter of fiscal 2004 compared to 33.7% for the second quarter of fiscal 2003. We attribute these trends to the continuing growth of our MRI products, particularly our Stand-Up(TM) MRI scanners and the increased efficiencies resulting from our higher sales volumes.

     HMCA revenues have begun to increase in the second quarter of fiscal 2004, as we proceed with our program of replacing older scanners at the sites we manage with Stand-Up(TM) MRI scanners. We now manage three sites equipped with Stand-Up(TM) MRI scanners and are completing the installation of a Stand-Up(TM) MRI scanner at a fourth site.

     For the three month period ended December 31, 2003, as compared to the three month period ended December 31, 2002, overall revenues from MRI product sales increased 20% ($10.5 million compared to $8.8 million). Unrelated party scanner sales ($8.6 million compared to $5.9 million) increased at an even greater rate of 45% while related party scanner sales ($1.9 million compared to $2.8 million) decreased 31%. Overall, for the second quarter of fiscal 2004, revenues for the medical equipment segment increased by 17.9% to $12.0 million from $10.2 million for the second quarter of fiscal 2003. The revenues generated by HMCA, also increased, by 2% to $5.9 million for the second quarter of fiscal 2004 as compared to $5.8 million for the second quarter of fiscal 2003.

     For the six month period ended December 31, 2003, as compared to the six month period ended December 31, 2002, overall revenues from MRI product sales increased 13% ($16.6 million as compared to $14.7 million). Unrelated party product sales ($13.5 million compared to $8.7 million) increased 54% while related party product sales ($3.2 million compared to $6.0 million) decreased 48%. Overall, revenues for the medical equipment segment increased by 11.8% to $19.4 million for the first six months of fiscal 2004 as compared to $17.3 million for the first six months of fiscal 2003. HMCA's revenues decreased, however by 1% to $11.8 million for the first six months of fiscal 2004 from $11.9 million for the first six months of fiscal 2003. During fiscal 2003, HMCA closed two MRI sites and one physical therapy and rehabilitation facility, although the resulting decrease in revenues has as of December 31, 2003 been largely compensated by an increase in revenues at sites where Stand-Up(TM) MRI scanners have been installed.

     We recognize MRI scanner sales revenues on the "percentage of completion" basis, which means the revenues are recognized as the scanner is manufactured. Revenues recognized in a particular quarter do not necessarily reflect new

                       FONAR CORPORATION AND SUBSIDIARIES

orders or progress payments made by customers in that quarter. We build the scanners as the customer meets certain benchmarks in its site preparation in order to minimize the time lag between incurring costs of manufacturing and our receipt of the cash progress payments from the customer which are due upon delivery. Consequently, although the revenue recognition for product sales for the first half of fiscal 2004 increased only 13% from the first half of fiscal 2003 ($16.6 million compared to $14.7 million), we received orders for 14 Stand-Up MRI scanners during the first six months of fiscal 2004 as compared to orders for 8 Stand-Up MRI scanners during the first six months of fiscal 2003.

     As our consolidated revenues increased by 6.7% ($29.2 million for the first half of fiscal 2003 to $31.2 million for the first half of fiscal 2004), the total costs and expenses increased by 8.1% from $34.4 million for the first half fiscal 2003 to $37.4 million for the first half of fiscal 2004. Although changes in costs related to producing revenues for said six month periods essentially tracked changes in revenues, with the exception of a 7.1% increase in costs relating to a decrease of 1% in revenues for HMCA, selling general and administrative expenses increased by 10% from $11.7 million in the first half of fiscal 2003 to $12.8 million in the first half of fiscal 2004. The increase was attributable primarily to increases in salaries and commissions, including commissions to independent sales representatives ($642,000 increase), payments to consultants ($167,000 increase), participation in trade shows ($122,000 increase) and royalties under a patent license with a foreign patent holding company ($292,000 increase). Nevertheless, this trend has stabilized as selling, general and administrative expenses increased by only 3% from $6.1 million in the second quarter of fiscal 2003 to $6.3 million in the second quarter of fiscal 2004.

     The compensatory element of stock issuances increased by 29.2% from $1.8 million in the first half of fiscal 2003 to $2.3 million in the first half of fiscal 2004. This expense has also slowed, increasing by 5.4% from $1.06 million in the second quarter of fiscal 2003 to $1.1 in the second quarter of fiscal 2004. As a result the Company's operating and net losses were $6.2 million and $6.5 million, respectively, for the first half of fiscal 2004 as compared to $5.2 million and $5.6 million respectively for the first half of fiscal 2003. Operating and net losses for the second quarter of fiscal 2004, however, were $2.5 million and $2.6 million respectively and $2.8 million and $2.9 million for the second quarter of fiscal 2003 respectively. Results of operations in the second quarter of fiscal 2004 improved significantly over the results for the first quarter, but were less favorable than for the second quarter of fiscal 2003. Operating and net losses for the first quarter of fiscal 2004 were $3.7 million and $3.8 million, respectively, and $2.5 million and $2.7 million ($2.6 million from continuing operations), respectively for the first quarter of fiscal 2003.

     The overall trends reflected in the results for the first half of fiscal 2004 are the increase in revenues from product sales, as compared to the first half of fiscal 2003 ($16.6 million for the first six months of fiscal 2004 as compared to $14.7 million for the first six months of fiscal 2003), and the increase in MRI equipment segment revenues relative to HMCA revenues ($19.4 million or 62% from the MRI equipment segment as compared to $11.8 million or 38% from HMCA, for the first six months of fiscal 2004, as compared to $17.3 million or 59% from the MRI equipment segment and $11.9 million or 41%, from HMCA, for the first six months of fiscal 2003). In addition, we experienced an increase in unrelated party sales relative to related party sales in our medical

                       FONAR CORPORATION AND SUBSIDIARIES

equipment segment ($16.0 million or 83% to unrelated parties and $3.4 million or 17% to related parties for the first six months of fiscal 2004 as compared to $11.2 million, or 64% to unrelated parties and $6.1 million or 36% to related parties for the first six months of fiscal 2003). The absolute decline (45%) as well as the significant relative decline in related party scanner sales revenues was attributable in large measure to the bankruptcy of the related parties' primary financing source, although the related parties have obtained and are in the process of obtaining new financing sources. In addition, product sales increased by 42%, from $6.1 million to $10.5 million in the first quarter of fiscal 2004 as compared to the second quarter of fiscal 2004.

Results of Operations

     The Company operates in two industry segments: the manufacture and servicing of medical (MRI) equipment, the Company's traditional business which is conducted directly by Fonar and in physician and diagnostic management services, which is conducted through Fonar's wholly-owned subsidiary, Health Management Corporation of America ("HMCA").

     MRI product sales increased by 20.4%, from $8.8 million for the second quarter of fiscal 2003 to $10.5 million for the second quarter of fiscal 2004 and by 13% from $14.7 million for the first six months of fiscal 2003 to $16.6 million for the first six months of fiscal 2004. These increases reflected increased sales of the Stand-Up MRI scanners. Service and repair revenues increased by 10.9%, from $695,000 for the second quarter of fiscal 2003 to $771,000 for the second quarter of fiscal 2004 and by 19.9% to $1.5 million for the first six months of fiscal 2003 as compared to $1.2 million the first six months of fiscal 2004. License fees and royalties decreased by 5.7% from $732,000 for the second quarter of fiscal 2003 to $690,000 for the second quarter of fiscal 2004 and by 7.6% from $1.4 million for the first six months of fiscal 2003 as compared to $1.3 million for the first six months of fiscal 2004. Consequently, overall revenues recognized by the Company's medical equipment manufacturing and service business increased by 17.9% from $10.2 million in the second quarter of fiscal 2003 to $12.0 million in the second quarter of fiscal 2004 and by 11.8% for the first six months of fiscal 2004 as compared to the first six months of fiscal 2003, from $17.3 million to $19.4 million.

     Significant increases continued in scanner sales to unrelated parties, which increased by 45% from $5.9 million in the second quarter of fiscal 2003 to $8.6 million in the second quarter of fiscal 2004. For the first six months of fiscal 2004 as compared to the first six months of fiscal 2003 products sales to unrelated parties increased by 54%, from $8.7 million to $13.5 million. Scanner sales to related parties, however, continued to decrease from $2.8 million in the second quarter of fiscal 2003 to $1.9 million in the second quarter of fiscal 2004, or 31% and from $6.0 million to $3.2 million, or 47%, for the first six months of fiscal 2003 and the first six months of 2004, respectively. This decline resulted in large measure because of the bankruptcy of the traditional principal funding source for the related parties' MRI scanner purchases, although new financing sources have been and are in the process of being acquired. Costs related to product sales increased by 13% from $5.8 million in the second quarter of fiscal 2003 to $6.6 million in the second quarter of 2004 and by 5.2% from $9.6 million in the first six months of fiscal 2003 to $10.1 million in the first six months of fiscal 2004. Costs related to providing service increased 21.2% from $822,000 in the second quarter of fiscal 2003 to $996,000 in the second quarter of 2003 and by 17.6% from $1.6 million for the

                       FONAR CORPORATION AND SUBSIDIARIES

first six months of fiscal 2003 to $1.9 million for the first six months of fiscal 2004.

     As a result, we increased our gross profit margin for our medical equipment business to 37.1% for the second quarter of fiscal 2004, as compared to 34.9% for the second quarter of fiscal 2003 and to 38.3% for the first six months of fiscal 2004, as compared to 35.5% for the first six months of fiscal 2003.

     Our gross profit margins on product sales increased to 37.8% for the second quarter of fiscal 2004, as compared to 33.7% for the second quarter of fiscal 2003 and to 39.4% for the first six months of fiscal 2004, as compared to 35% for the first six months of fiscal 2003.

     As a result, our operating loss for our medical equipment business was $2.5 million for the second quarter of fiscal 2004 as compared to $2.0 million for the second quarter of fiscal 2003. Our operating loss for our medical equipment business was $6.2 million for the first six months of fiscal 2004 as compared to $4.7 million and for the first six months of fiscal 2003.

     The increase in product sales reflected continuing market acceptance of the Company's Stand-Up(TM) MRI scanners. During the first six months of fiscal 2004, revenues of approximately $16.5 million were recognized from sales of Stand-Up(TM) MRI scanners. During the first six months of fiscal 2003, the Company recognized revenues of approximately $14.2 million from the sale of Stand-Up(TM) MRI scanners and $100,000 from the sale of a refurbished Beta MRI Scanner. During the second quarter of fiscal 2004, we recognized $10.5 million from sales of Stand-Up(TM) MRI scanners as compared to $8.6 million from sales of Stand-Up(TM) MRI scanners during the second quarter of fiscal 2003.

     There were approximately $502,000 in foreign sales revenues for the first six months of fiscal 2004 as compared to approximately $388,000 in foreign sales revenues for the first six months in fiscal 2003.

     HMCA experienced operating income of $70,000 for the second quarter of fiscal 2004 compared to operating loss of $547,000 for the second quarter of fiscal 2003. For the first six months of fiscal 2004, HMCA experienced an operating income of $28,000 as compared to an operating loss of $497,000 for the first six months of fiscal 2003. In addition losses from HMCA's now discontinued primary care practice management operations, which are now not included in the operating losses for fiscal 2003, were $116,000 in the second quarter of fiscal 2003 and $225,000 for the first half of fiscal 2003. Although HMCA showed a slight decline of 0.7% in revenues for the first six months of fiscal 2004 as compared to the first six months of fiscal 2003, of $11.8 million and $11.9 million respectively, this declining trend was reversed in the second quarter of fiscal 2004. In the second quarter of fiscal 2004, HMCA revenues increased 1.9% to $5.9 million as compared to $5.8 million for the second quarter of fiscal 2003. Nevertheless, the reversal of the decline in the second quarter in revenues was offset by an increase in costs of revenues of 7.2% from $6.7 million in the first six months of fiscal 2003 to $7.2 million in the first six months of fiscal 2004, a significant portion of that increase being realized in the second quarter of fiscal 2004, which showed an increase of 16% to $3.8 million as compared to $3.2 million in the second quarter of fiscal 2003. HMCA revenues were reduced by the closing of three facilities in fiscal 2003, although this is being counterbalanced by increased revenues from three sites which installed new Stand-Up(TM) MRI scanners and a fourth site which is in the process of installing a Stand-Up(TM) MRI scanner.

                       FONAR CORPORATION AND SUBSIDIARIES

     Accordingly, the Company's consolidated operating loss improved to $2.5 million for the second quarter of fiscal 2004 from $2.8 million for the second quarter of fiscal 2003, although for the six month period ended December 31, 2003, our consolidated operating loss had increased to $6.2 million from $5.2 million for the six month period ended December 31, 2002.

     Our efforts to improve equipment sales volume resulted in a 3% increase in selling, general and administrative expenses from $6.1 million in the second quarter of fiscal 2003 to $6.3 million in the second quarter of fiscal 2004 and an increase of 10% from $11.7 million in the first six months of fiscal 2003 to $12.8 million in the first six months of fiscal 2004. The most significant increases were in the commissions payable to independent sales representatives, which increased to $408,000 in the first half of fiscal 2004 from $32,397 in the first half of fiscal 2003. Salaries and commissions payable to our internal sales force also increased by 19.5%, to $1.6 million in the first half of fiscal 2004 from $1.4 million in the first half of fiscal 2003. Advertising expenses decreased by 5.9% to $1.6 million in the first half of fiscal 2004 from $1.7 million in the first half of fiscal 2003. In addition, research and development expenses increased by 4.3% to $2.7 million for the first six months of fiscal 2004 as compared to $2.6 million for the first six months of fiscal 2003.

     Also contributing to the operating and net loss increases was the increase in the compensatory element of stock issuances, which increased by 29% to $2.3 million for the first six months of fiscal 2004 from $1.8 million for the first six months of fiscal 2003. This reflected greater use of Fonar's stock in lieu of cash to pay employees, consultants and professionals for services.

     Interest expense of $123,000 in the first six months of fiscal 2004, however, decreased by 66.2% from $364,000 for the first six months of fiscal 2003 due to the repayment of indebtedness.

     Cash and cash equivalents increased by 37.6% from $9.3 million at June 30, 2003 to $12.8 million at December 31, 2003, reflecting an increase in cash receipts from customer deposits from $4.9 million at June 30, 2003 to $9.6 million at December 31, 2003.

     Inventories increased by 43.4% to $7.3 million at December 31, 2003 as compared to $5.1 million at June 30, 2003 as the Company's new purchases of parts in the manufacturing of scanners exceeded utilization in contemplation of filling our backlog of orders.

     Accounts receivable increased to $14.6 million at December 31, 2003 from $13.1 million at June 30, 2003, primarily due to increased receivables from HMCA's physician and diagnostic management business and accounts receivable from service contracts on MRI scanners.

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

                       FONAR CORPORATION AND SUBSIDIARIES

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

Liquidity and Capital Resources

     Cash, cash equivalents and marketable securities increased from $15.2 million at June 30, 2003 to $16.8 million at December 31, 2003. Principal uses of cash during the first six months of fiscal 2004 included capital expenditures of $258,000, repayment of indebtedness and capital lease obligations in the amount of $616,000, capitalized software development costs of $265,000, capitalized patent and trademark costs of $153,000 and purchases of inventory of $2.2 million.

     Marketable securities approximated $4.0 million as at December 31, 2003, as compared to $5.8 million at June 30, 2003. At December 31, 2003, our investments in U.S. Government obligations were $487,000 and our investments in corporate and government agency bonds were $3.4 million. The decline in marketable securities resulted from the maturity of certain fixed rate instruments which were converted into cash and cash equivalents. These investments have had the intended effect of reducing the volatility of the Company's investment portfolio.

     Cash provided by operating activities for the first six months of fiscal 2004 approximated $2.8 million. Cash provided by operating activities was attributable primarily to customer advances of $4.6 million and stock issued for compensation, costs and expenses of $12.0 million, offset primarily by the net loss of $6.5 million, billings in excess of costs and estimated earnings on uncompleted contracts of $3.8 million and inventory purchases of $2.2 million.

     Cash provided by investing activities for the first six months of fiscal 2004 approximated $1.3 million. The principal sources of cash were sales of investments in marketable securities of $1.8 million, and the principal uses of cash from investing activities during the first six months of fiscal 2004 consisted of expenditures for property and equipment of approximately $258,000, capitalized software and patent costs of approximately $418,000 and repayment of a note receivable by the purchasers of HMCA's primary medical care management operations (A&A Services, Inc.) of $150,000.

     Cash used by financing activities for the first six months of fiscal 2004 approximated $605,000. The principal uses of cash in financing activities during the first six months of fiscal 2004 consisted of repayment of principal on long-term debt and capital lease obligations of approximately $616,000 and distributions to holders of minority interests of $439,000. The source of cash from financing activities was net proceeds from exercises of stock options and warrants of $450,000.

                       FONAR CORPORATION AND SUBSIDIARIES

     Total liabilities increased by 1% to $26.3 million at December 31, 2003 from $26.0 million at June 30, 2003.

     The Company's obligations and the periods in which they are scheduled to become due are set forth in the following table:

                                 (000's OMITTED)

                                 Due in
                                  Less         Due          Due          Due
                                  than 1      in 1-3       in 4-5       after 5
Obligation          Total         year         years        years        years
--------------   -----------   ----------   ----------   ----------   ----------

Long-term debt   $       867   $      246   $      456   $      165   $     -

Capital lease
Obligation               557          396          114           40            7

Operating
  Leases              11,092        2,950        4,200        2,900        1,042
                 -----------   ----------   ----------   ----------   ----------
Total cash
Obligations      $    12,516   $    3,592   $    4,770   $    3,105   $    1,049
                 ===========   ==========   ==========   ==========   ==========

     Although total liabilities increased by only 1%, we experienced a decrease in the current portion of long term debt ($1.0 million at June 30, 2003 to $642,000 at December 31, 2003, a decrease in the long-term portion of deferred revenue from license fees from $2.3 million to $1.2 million, a decrease in excess of costs and estimated earnings on uncompleted contracts from $4.8 million at June 30, 2003 to $982,000 at December 31, 2003 a decrease in long-term debt from $908,000 at June 30, 2003 to $782,000 at December 31, 2003 and a decrease in accounts payable from $3.7 million at June 30, 2003 to $3.6 million at December 31, 2003. Those decreases were offset, however, by an increase in customer advances from $4.9 million at June 30, 2003 to $9.6 million at December 31, 2003 and by an increase in other liabilities from $7.6 million at June 30, 2003 to $8.6 million at December 31, 2003.

     As of December 31, 2003, these obligations of approximately $8.6 million in other current liabilities including deferred revenue from license fees of $2.3 million, unearned revenue on service contracts of $1.7 million, accrued salaries and payroll taxes of $2.6 million and excise and sales taxes of $2.0 million.

     Our working capital approximated $19.2 million as of December 31, 2003, as compared to working capital of $13.1 million as of June 30, 2003, increasing by 47.1%. This results principally from an increase in cash of $3.5 million ($9.3 million at June 30, 2003 as compared to $12.8 million at December 31, 2003) and an increase ($5.1 million at June 30, 2003 as compared to $7.3 million at December 31, 2003) in inventories for purchases of parts in the manufacturing of scanners and increases in prepaid expenses and other current assets ($1.3 million at June 30, 2003 as compared to $2.8 million at December 31, 2003), as a result of advances made to suppliers. Accounts receivable increased from $13.1 million as at June 30, 2003 to $14.6 million as at December 31, 2003 due to increased receivables from HMCA's physician and diagnostic management business and accounts receivable from service contracts on MRI scanners.

                       FONAR CORPORATION AND SUBSIDIARIES

     With respect to current liabilities, the current portion of long-term debt decreased from $1.0 million at June 30, 2003 to $642,000 at December 31, 2003 as a result of repayment of debt, and billings in excess of costs and estimated earnings on uncompleted contracts decreased from $4.7 million at June 30, 2003 to $982,000 at December 31, 2003. Customer advances, however, increased from $4.9 million at June 30, 2003 to $9.6 million at December 31, 2003 and accounts payable decreased from $3.7 million at June 30, 2003 to $3.6 million at December 31, 2003.

     In order to conserve our capital resources, we have issued common stock under our stock bonus and stock option plans to compensate employees and non-employees for services rendered. In the first six months of fiscal 2004, the compensatory element of stock issuances was $2.3 million as compared to $1.8 million for the first six months of fiscal 2003. Utilization of equity in lieu of cash compensation has improved our liquidity since it increases cash available for other expenditures.

     The foregoing trends in Fonar's capital resources are expected to improve as Fonar's MRI scanner products gain wider market acceptance and produce increased product sales.

     Fonar has not committed to making additional capital expenditures in the 2004 fiscal year other than its intention to continue research and development expenditures at current levels. HMCA also expects to incur expenditures of approximately $250,000 to refurbish and improve one MRI facility. In January, 2004, Fonar assumed a capital lease obligation for approximately $130,000 for the purchase of a new telephone system.

     Our business plan currently includes an aggressive program for manufacturing and selling our new line of Open MRI scanners. In addition, we are enhancing our revenue by participating into the physician and diagnostic management services business through our subsidiary, HMCA.

     HMCA is in the process of upgrading the MRI facilities which it manages, most significantly by the replacement of existing MRI scanners with new Stand-Up(TM) MRI scanners. To date, Stand-Up(TM) MRI scanners have been installed at three MRI facilities managed by HMCA and one Stand-Up(TM) MRI scanner is in the process of being installed at one other MRI facility managed by HMCA.

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

                       FONAR CORPORATION AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our investments are in fixed rate instruments. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by us at December 31, 2003.
                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE
                                           Investments
                         Year of           in Fixed Rate    Weighted Average
                         Maturity          Instruments      Interest Rate
                         --------          -----------      -------------
                         12/31/04           $2,267,719           2.97%
                         12/31/05              750,000           3.79%
                         12/31/06              400,000           4.62%
                         12/31/07              200,000           4.51%
                         12/31/08              100,000           3.38%
                         12/31/13              200,000           3.82%
                         Total:             $3,917,719
                                            ==========
                          Fair Value
                           at 12/31/03      $3,965,329
                                            ==========

     All  of  our  revenue,   expense  and  capital  purchasing  activities  are
transacted in United States dollars.

     See Note 12 to the consolidated Financial Statements in our Form 10-K as of and for the year ended June 30, 2003 for information on long-term debt.

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

                       FONAR CORPORATION AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings: There were no material changes in litigation for the first six months of fiscal 2004.

Item 2 - Changes in Securities: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Submission of Matters to a Vote of Security Holders: None

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K: 8-K (earnings press release) filed on October 6, 2003



Exhibit 31.1 Certification See Exhibits

Exhibit 32.1 Certification See Exhibits

                       FONAR CORPORATION AND SUBSIDIARIES

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

Dated:   February 12, 2004