Form 10-Q
period 2004-03-31
FONAR CORP
filed 2004-05-17
CIK 355019

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended      MARCH 31, 2004
                                      ----------------------------

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                                     ------------     -------------
      Commission file number  0-10248
                            ------------

                          FONAR CORPORATION
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

             DELAWARE                          11-2464137
--------------------------------    ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

110 Marcus Drive     Melville, New York                 11747
------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:     (631)  694-2929
                                                      ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES X    NO
                                       ---     ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). YES  X     NO
                                                ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                                 Outstanding at April 30, 2004
-----------------------------------------         -----------------------------
Common Stock, par value $.0001                            97,451,775
Class B Common Stock, par value $.0001                         4,153
Class C Common Stock, par value $.0001                     9,562,824
Class A Preferred Stock, par value $.0001                  7,836,287

FONAR CORPORATION AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION                                        PAGE

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - March 31, 2004
     (Unaudited) and June 30, 2003

   Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and
     March 31, 2003 (Unaudited)

   Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2004 and
     March 31, 2003 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Loss for the Three Months Ended March 31, 2004 and
     March 31, 2003 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Loss for the Nine Months Ended March 31, 2004 and
     March 31, 2003 (Unaudited)

   Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2004 and
     March 31, 2003 (Unaudited)


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

Signatures

Exhibit - 31.1
Exhibit - 32.1

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                                     March 31,    June 30,
                                                             2004          2003
                                                         (UNAUDITED)
Current Assets:                                            ---------    -------
  Cash and cash equivalents                                  $ 7,040    $ 9,334

  Marketable securities                                       11,335      5,837

  Restricted cash                                              5,500          -

  Accounts receivable - net                                    1,327        717

  Accounts receivable - related parties - net                  1,820        114

  Accounts receivable - related medical practices - net       13,667     12,261

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                         864        360

  Inventories                                                  8,929      5,057

  Investment in sales-type lease with related party                -         14

  Investment in sales-type lease                                 149        136

  Prepaid expenses and other current assets                    1,678      1,286

  Note receivable from buyers of A&A Services                      -        150
                                                              ------     ------
        Total Current Assets                                  52,309     35,266
                                                              ------     ------

Property and equipment - net                                   7,480      8,626

Advances and notes to related parties - net                    1,118      1,267

Investment in sales-type lease                                   493        606

Management agreements - net                                    8,889      9,364

Other intangible assets - net                                  3,789      3,375

Other assets                                                     274        245
                                                            --------   --------
                                                            $ 74,352   $ 58,749
                                                            ========   ========



See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

                                                           March 31,    June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                         2004         2003
                                                         (UNAUDITED)
Current Liabilities:                                      ----------   --------
  Current portion of long-term debt and
    capital leases                                           $ 6,068    $ 1,022
  Accounts payable                                             4,892      3,704
  Other current liabilities                                    8,723      7,552
  Unearned revenue on service contracts - related parties        433        240
  Customer advances                                            9,167      4,306
  Customer advances - related parties                              -        627
  Income taxes payable                                            24         10
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                          2,457      4,390
  Billings in excess of costs and estimated
    earnings on uncompleted contracts - related parties            -        361
                                                             -------     ------
      Total Current Liabilities                               31,764     22,212

Due to affiliates                                                262        262
Long-term debt and capital leases,
   less current portion                                          787        908
Deferred revenue - license fee                                   585      2,340
Other non-current liabilities                                    303        302
                                                              ------     ------
      Total Liabilities                                       33,701     26,024
                                                              ------     ------
Minority interest                                                356        345
                                                              ------     ------







See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED, except share data)
                                                          March 31,    June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY (continued)             2004         2003
                                                          (UNAUDITED)
                                                           ---------    --------
STOCKHOLDERS' EQUITY

Class A  non-voting  preferred  stock
$.0001 par value;  8,000,000  authorized,
7,836,287 issued and outstanding
at March 31, 2004 and June 30, 2003                                1          1

Common Stock $.0001 par value; 110,000,000
shares authorized;  94,491,387 issued
at March 31, 2004 and 82,452,958 at
June 30, 2003; 94,200,323 outstanding at
March 31, 2004 and 82,161,894 at June 30, 2003                     9          8

Class B Common Stock $ .0001 par value;
4,000,000 shares authorized,  (10 votes
per share), 4,153 issued and
outstanding at March 31, 2004 and June 30, 2003                    -          -

Class C Common Stock $.0001 par value;
10,000,000 shares authorized,  (25 votes
per share), 9,562,824 issued and outstanding
at March 31, 2004 and at June 30, 2003                             1          1

Paid-in capital in excess of par value                       147,599    131,519
Accumulated other comprehensive income                            49         69
Accumulated deficit                                         (105,846)   (97,889)
Notes receivable from employee stockholders                 (    843)   (   654)
Treasury stock, at cost - 291,064 shares of common stock
  at March 31, 2004 and June 30, 2003                       (    675)   (   675)
                                                             -------    -------
      Total Stockholders' Equity                              40,295     32,380
                                                             -------    -------
      Total Liabilities and Stockholders' Equity            $ 74,352   $ 58,749
                                                             =======    =======


See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                     FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                               2004       2003
REVENUES                                                    ---------   --------
  Product sales - net                                        $11,227    $ 2,519
  Product sales - related parties - net                          959        746
  Service and repair fees - net                                  733        516
  Service and repair fees - related parties - net                113         80
  Management and other fees - related medical
    practices - net                                            5,736      5,329
  License fees and royalties                                     585        585
                                                             --------   --------
     Total Revenues - Net                                     19,353      9,775
                                                             --------   --------
COSTS AND EXPENSES
  Costs related to product sales                               7,036      1,717
  Costs related to product sales - related parties               650        417
  Costs related to service and repair fees                       837        654
  Costs related to service and repair
    fees - related parties                                       212        191
  Costs related to management and other
    fees - related medical practices                           3,580      3,324
  Research and development                                     1,349      1,271
  Selling, general and administrative                          5,993      5,538
  Compensatory element of stock issuances for
    selling, general and administrative expenses                 919      2,324
  Provision for bad debts                                         25         54
  Amortization of management agreements                          158        174
                                                             --------   --------
     Total Costs and Expenses                                 20,759     15,664
                                                             --------   --------
Loss From Operations                                         ( 1,406)   ( 5,889)

Interest Expense                                             (    87)   (   108)
Interest Expense - Related Parties                                 -    (     9)
Investment Income                                                118         97
Interest Income - Related Parties                                  9         26
Other Income (Expense)                                           146    (   156)
Minority Interest in Income of Partnerships                  (   258)   (   201)
                                                              -------   --------
Loss Before Provision for Income Taxes                       ( 1,478)   ( 6,240)
Provision for Income Taxes                                         6         16
                                                              -------   --------
Loss from Continuing Operations                              ( 1,484)   ( 6,256)
Loss from Discontinued Operations                                  -    (    70)
                                                              -------   --------
NET LOSS                                                    $( 1,484)  $( 6,326)
                                                              =======   ========
Basic and Diluted Loss per
  share - continuing operations                                $(.02)     $(.08)
Basic and Diluted Loss per
  share - discontinued operations                                 -            -
                                                              ------      ------
Basic and Diluted Net Loss per share                           $(.02)     $(.08)
                                                              ======     =======
Weighted Average Number of Shares Outstanding                 93,499      76,653
                                                              ======     =======
See accompanying notes to condensed consolidat ed financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                       FOR THE NINE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                             2004         2003
REVENUES                                                    --------   ---------
  Product sales - net                                       $ 24,681   $ 11,252
  Product sales - related parties - net                        4,128      6,727
  Service and repair fees - net                                1,980      1,567
  Service and repair fees - related parties - net                321        243
  Management and other fees - related medical
    practices - net                                           17,574     17,252
  License fees and royalties                                   1,860      1,965
                                                            --------   ---------
     Total Revenues - Net                                     50,544      39,006
                                                            --------   ---------
COSTS AND EXPENSES
  Costs related to product sales                              15,127      7,702
  Costs related to product sales - related parties             2,629      4,000
  Costs related to service and repair fees                     2,446      2,035
  Costs related to service and repair
    fees - related parties                                       479        406
  Costs related to management and other
    fees - related medical practices                          10,750     10,014
  Research and development                                     4,064      3,875
  Selling, general and administrative                         18,821     17,198
  Compensatory element of stock issuances for
    selling, general and administrative expenses               3,251      4,130
  Provision for bad debts                                        110        222
  Amortization of management agreements                          475        522
                                                             --------   --------
     Total Costs and Expenses                                 58,152     50,104
                                                             --------   --------
Loss From Operations                                         ( 7,608)   (11,098)

Interest Expense                                             (   211)   (   463)
Interest Expense - Related Parties                                 -    (    18)
Investment Income                                                306        389
Interest Income - Related Parties                                 36        181
Other Income (Expense)                                           233    (   158)
Minority Interest in Income of Partnerships                  (   690)   (   470)
                                                              ------    -------
Loss Before Provision for Income Taxes                       ( 7,934)   (11,637)
Provision for Income Taxes                                        23         20
                                                              -------    -------
Loss from Continuing Operations                              ( 7,957)   (11,657)
Loss from Discontinued Operations                                  -    (   295)
                                                              -------    -------
NET LOSS                                                    $( 7,957)  $(11,952)
                                                              =======    =======
Basic and Diluted Loss per
  share - continuing operations                               $(.09)     $(.16)
Basic and Diluted Loss per
  share - discontinued operations                                 -          -
                                                              ------     ------
Basic and Diluted Net Loss per share                          $(.09)     $(.16)
                                                              ======     ======
Weighted Average Number of Shares Outstanding                 88,986     74,276
                                                              ======     ======
See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(000'S OMITTED)


                                                      FOR THE THREE MONTHS ENDED
                                                                MARCH 31,
                                                      --------------------------
                                                               2004       2003
                                                             --------   --------
Net loss                                                     $(1,484)   $(6,326)

Other comprehensive income, net of tax:
    Unrealized gains on securities,
      net of tax                                                  11          4
                                                             --------   --------
Total comprehensive loss                                     $(1,473)   $(6,322)
                                                             ========   ========

See accompanying notes to condensed consolidated financial statements
(unaudited).


FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(000'S OMITTED)


                                                       FOR THE NINE MONTHS ENDED
                                                                MARCH 31,
                                                       -------------------------
                                                               2004       2003
                                                            ---------  ---------
Net loss                                                    $( 7,957)  $(11,952)

Other comprehensive income (loss), net of tax:
    Unrealized gains (loss) on securities,
      net of tax                                             (    20)        65
                                                            ---------   --------
Total comprehensive loss                                    $( 7,977)  $(11,887)
                                                            =========  =========

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)

                                                       FOR THE NINE MONTHS ENDED
                                                                MARCH 31,
                                                       -------------------------
                                                               2004       2003
                                                            ---------  ---------
Cash Flows from Operating Activities
 Net loss                                                   $( 7,957)  $(11,952)
 Loss from discontinued operations                                 -        295
                                                            ---------  ---------
 Loss from continuing operations                             ( 7,957)   (11,657)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Minority interest in net income of partnerships              690        470
    Depreciation and amortization                              3,089      3,200
    Provision for bad debts                                      110        222
    Compensatory element of stock issuances                    3,251      4,130
    Stock issued for costs and expenses                       11,896      2,450
    Interest expense paid in stock                                 -         10
    Amortization of deferred revenue - license fee           ( 1,755)   ( 1,755)
    (Increase) decrease in operating assets, net:
       Accounts and notes receivable                         ( 3,832)   (    25)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                   (   504)   (   149)
       Inventories                                           ( 3,872)   (   400)
       Principal payments on sales type lease-related
         parties                                                  14      2,583
       Principal payments on sales type lease                    100         87
       Prepaid expenses and other current assets             (   392)   (   502)
       Other assets                                          (    29)   (     9)
       Advances and notes to related parties                     149        178
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                        1,188      1,270
       Other current liabilities                               1,388        527
       Customer advances                                       4,234    ( 2,112)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                   ( 2,294)       414
       Other non-current liabilities                               1    (    41)
       Income taxes payable                                       14    (    11)
                                                              ------     ------
Net cash provided by (used in) continuing operations           5,489    ( 1,120)
Net cash provided by discontinued operations                       -         62
                                                              -------    ------
Net cash provided by (used in) operating activities            5,489    ( 1,058)
                                                              -------    ------
See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)
                                                       FOR THE NINE MONTHS ENDED
                                                                MARCH 31,
                                                       -------------------------
                                                              2004       2003
                                                             -------     ------
Cash Flows from Investing Activities:
  Purchases of marketable securities                         ( 5,518)   (   244)
  Purchases of property and equipment                        (   793)   (   602)
  Costs of capitalized software development                  (   403)   (   627)
  Cost of patents and copyrights                             (   429)   (   223)
  Repayment of note receivable from buyers
    of A&A Services - Discontinued operations                    150          -
                                                              ------     ------
Net cash used in investing activities                        ( 6,993)   ( 1,696)
                                                              ------     ------

Cash Flows from Financing Activities:
  Distributions to holders of minority interests             (   679)   (   405)
  Proceeds from long-term debt                                 5,500        950
  Restricted cash                                            ( 5,500)         -
  Repayment of long-term debt and capital
    lease obligations                                        (   830)   ( 2,296)
  Net proceeds from exercise of stock options
     and warrants                                                719      1,104
                                                              ------     ------
Net cash used in financing activities                        (   790)   (   647)
                                                              ------     ------

Decrease in Cash and Cash Equivalents                        ( 2,294)   ( 3,401)

Cash and Cash Equivalents - Beginning of Period                9,334      7,494
                                                              ------     ------
Cash and Cash Equivalents - End of Period                    $ 7,040    $ 4,093
                                                              ======     ======

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three or nine-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 30, 2003 for the fiscal year ended June 30, 2003.

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

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share
--------------------------------------------------------------------------------

At March 31, 2004, the Company had various stock-based employee compensation plans. As permitted under Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No.
25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share (Continued)
--------------------------------------------------------------------------------

Options and warrants to purchase approximately 5,899,000 and 6,034,000 shares of common stock were outstanding at March 31, 2004 and 2003, respectively, but were not included in the computation of diluted net loss per share since the options and warrants were antidilutive as a result of the net losses for all periods.

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share (Continued)
--------------------------------------------------------------------------------

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                 For the Three Months Ended
                                                          March 31,
                                           (000's omitted except per share data)
                                           -------------------------------------
                                               2004                     2003
                                           ------------            ------------

Net Loss As Reported
                                              $ (1,484)               $ (6,326)
Deduct:
  Total stock-based employee
    compensation expense determined
    under fair value based method for
    all awards                                      26                     135

Pro forma Net Loss                         ------------            ------------
                                                (1,510)               $  (6,461)
                                           ============            ============

Basic and Diluted Net Loss Per Share
 as Reported                                    $(0.02)                 $(0.08)
                                           ============            ============

Basic and Diluted Pro forma Net Loss
  Per Share                                     $(0.02)                 $(0.08)
                                           ============            ============

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

StockOptions and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share (Continued)

                                                 For the Nine Months Ended
                                                          March 31,
                                           (000's omitted except per share data)
                                           -------------------------------------
                                               2004                     2003
                                           ------------            ------------

Net Loss As Reported                           $(7,957)              $ (11,952)

Deduct:
  Total stock-based employee
    compensation expense determined
    under fair value based method for
    all awards                                     148                     335

Pro forma Net Loss                         ------------            ------------
                                               $(8,105)               $(12,287)
                                           ============            ============

Basic and Diluted Net Loss Per Share
 as Reported                                    $(0.09)                 $(0.16)
                                           ============            ============

Basic and Diluted Pro forma Net Loss
  Per Share                                     $(0.09)                 $(0.17)
                                           ============            ============

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                            For the Three and Nine Months Ended
                                                         March 31,
                                           ------------------------------------
                                               2004                     2003
                                           ------------            ------------
Expected life (years)                            3                        3
Interest Rate                                 2.69%                    4.00%
Annual Rate of dividends                         0%                       0%
Volatility                                      55%                      92%


Restricted Cash
---------------

At March 31, 2004, $5,500,000 of cash has been pledged as collateral on an outstanding bank loan and has been classified as restricted cash on the accompanying condensed consolidated balance sheet.

                      FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

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

In January 2003, as revised in December 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. The effect of the adoption of this new accounting pronouncement does not have a significant impact on the Company's condensed consolidated financial statements for the period ended March 31, 2004.


NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable, net is comprised of the following at March 31 , 2004:

                                                   Allowance
                                    Gross        for doubtful
                                  Receivable       accounts                Net
                                  ----------     ------------         --------
Receivables from  equipment
sales and service contracts         $ 1,808         $  481            $  1,327
                                   ========      ============         ========

Receivables from equipment
sales and service contracts-
related parties                     $ 2,476         $  656            $  1,820
                                   ========      ============         ========

Receivables from related
medical practices ("PC's")          $15,098         $1,431            $ 13,667
                                   ========      ============         ========

                      FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

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

Collection by the Company of its accounts receivable may be impaired by the uncollectibility of the PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Approximately 65% and 59% of the PC's net revenues for the nine months ended March 31, 2004 and 2003, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps, including legally prescribed arbitrations, to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PC's accounted for approximately 34.8% and 44.2% of the consolidated net revenues for the nine months ended March 31, 2004 and 2003, respectively. Product sales and service and repair fees to related parties amounted to approximately 8.8% and 17.9% of consolidated net revenues for the nine months ended March 31, 2004 and 2003, respectively.

Net revenues from management and other fees charged to the related PC's accounted for approximately 29.6% and 54.5% of the consolidated net revenues for the three months ended March 31, 2004 and 2003, respectively. Product sales and service and repair fees to related parties amounted to approximately 5.5% and 8.5% of consolidated net revenues for the three months ended March 31, 2004 and 2003, respectively.

Unaudited Financial Information of Unconsolidated Managed Medical Practices
---------------------------------------------------------------------------

Summarized income statement data for the nine months ended March 31, 2004 related to the 17 unconsolidated medical practices managed by the Company is as follows:

                                 (000's omitted)

Patient Revenue - Net                          $24,960
                                                =======
Income from Operations                         $   376
                                                =======
Net Income (Income Tax - Cash Basis)           $    16
                                                =======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 3 - ACCOUNTS RECEIVABLE (Continued)

Summarized income statement data for the three months ended March 31, 2004 related to the 17 unconsolidated medical practices managed by the Company is as follows:

                                 (000's omitted)



Patient Revenue - Net                          $ 8,594
                                                =======
Income from Operations                         $   184
                                                =======
Net Income (Income Tax - Cash Basis)           $    71
                                                =======


NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet at March 31, 2004 consist of:

                                 (000's omitted)

Purchased parts, components
   and supplies                                 $ 6,592
Work-in-process                                   2,337
                                                -------
                                                $ 8,929
                                                =======


NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of March 31, 2004 is as follows:

                                                (000's omitted)

Costs incurred on uncompleted
     contracts                                 $ 6,243
Estimated earnings                               5,854
                                               --------
                                                12,097
Less:     Billings to date                      13,690
                                               --------
                                               $(1,593)
                                               ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES (Continued)

Included in the accompanying condensed consolidated balance sheet at March 31, 2004 under the following captions:

   Costs and estimated earnings in excess of
       billings on uncompleted contracts                       $864
     Less: Billings in excess of costs and estimated
       earnings on uncompleted contracts                     (2,457)
                                                            --------
                                                            $(1,593)
                                                            ========

2)   Customer advances consist of the following as of March 31, 2004:

                                                   Related
                                        Total      Parties    Other
                                       -------     -------   -------

Total Advances                         $22,857     $ --      $22,857
Less: Advances
       on contracts under construction  13,690       --       13,690
                                       -------     -------    ------
                                       $ 9,167     $ --      $ 9,167
                                       =======     =======   =======


NOTE 6 -STOCKHOLDERS' EQUITY

Common Stock

During the three months ended March 31, 2004:

a) The Company issued 476,429 shares of commons stock to employees as compensation of $644,556 under stock bonus plans.

b) The Company issued 229,698 shares of common stock to consultants and others at a value of $314,383.

c) The Company issued 1,899,803 shares of common stock for costs and expenses of $2,225,611.

d) The Company issued 26,570 shares of common stock upon the exercise of stock options resulting in proceeds of $29,194.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 6 -STOCKHOLDERS' EQUITY (Continued)

Common Stock

During the nine months ended March 31, 2004:

a) The Company issued 1,351,918 shares of common stock to employees as compensation of $1,942,088 under stock bonus plans.

b) The Company issued 1,003,676 shares of common stock to consultants and others at a value of $1,395,388.

c) The Company issued 8,831,144 shares of common stock for costs and expenses of $11,896,214.

d) The Company issued 183,893 shares of common stock upon the exercise of stock options resulting in proceeds of $195,777.

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

On April 28, 2004, warrants to purchase 3,000,000 shares of the Company's common stock were exercised by The Tail Wind Fund, Ltd. (the "Investor") at an exercise price of $1.00 per share. (Note 9)

2004 Stock Bonus Plan

On February 6, 2004, the Company filed a Registration Statement on Form S-8 to register 2,000,000 shares under the Company's 2004 Stock Bonus Plan that was adopted on February 4, 2004.


Stock Options

During January 2004, the Company granted 25,640 options to an employee at an exercise price of $1.17 per share that vest quarterly from February 2004 to November 2004.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:
                                 (000's omitted)
                                                          Physician
                                               Medical    Management
                                              Equipment    Services     Total
                                              ---------   ----------   --------
For the three months ended March 31, 2004:

Net revenues from external customers           $ 13,736    $ 5,736    $19,472
Inter-segment net revenues                     $    119        --         119
Loss from operations                           $   (949)      (457)    (1,406)
Depreciation and amortization                  $    598        482      1,080
Compensatory element of stock issuances        $    360        559        919
Capital expenditures                           $     59        476        535

For the three months ended March 31, 2003:

Net revenues from external customers           $  5,668    $ 5,329     $10,997
Inter-segment net revenues                     $  1,222      ---       $ 1,222
Loss from operations                           $ (3,962)   $(1,927)    $(5,889)
Depreciation and amortization                  $    635    $   433     $ 1,068
Compensatory element of stock issuances        $    581    $ 1,743     $ 2,324
Capital expenditures                           $     57    $   106     $   163

For the nine months ended March 31, 2004:

Net revenues from external customers           $ 33,323    $17,574    $50,897
Inter-segment net revenues                     $    353        --         353
Loss from operations                           $ (7,179)      (429)    (7,608)
Depreciation and amortization                  $  1,681      1,408      3,089
Compensatory element of stock issuances        $  1,552      1,699      3,251
Total identifiable assets                      $ 46,784     27,568     74,352
Capital expenditures                           $    195        598        793

For the nine months ended March 31, 2003:

Net revenue from external customers            $ 23,695    $17,252    $ 40,947
Inter-segment net revenues                     $  1,941       ---     $  1,941
Loss from operations                           $ (8,674)   $(2,424)   $(11,098)
Depreciation and amortization                  $  1,902    $ 1,298    $  3,200
Compensatory element of stock issuances        $  1,067    $ 3,063    $  4,130
Total identifiable assets                      $ 34,027    $31,508    $ 65,535
Capital expenditures                           $    247    $   355    $    602

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 8- DISCONTINUED OPERATIONS

Summarized financial information of the loss from discontinued operations for the three and nine months ended March 31, 2003 is as follows:

                                                (000's omitted)

                                           For the Three Months Ended
                                                   March 31,
                                                      2003
                                                   ---------
Management and other fees - related
  medical practices - net                           $  373
                                                   ---------
Costs and Expenses:
  Costs related to management and
    other fees - related medical practices             372
  Amortization of management agreement                  71
                                                   ---------
      Total Costs and Expenses                         443
                                                   ---------

Loss from Discontinued Operations                   $  (70)
                                                   =========


                                           For the Nine Months Ended
                                                   March 31,

                                                     2003
                                                   ---------
Management and other fees - related
  medical practices - net                           $1,148
                                                   ---------
Costs and Expenses:
  Costs related to management and
    other fees - related medical practices           1,226
  Amortization of management agreement                 215
  Interest expense                                       2
                                                   ---------
      Total Costs and Expenses                       1,443
                                                   ---------

Loss from Discontinued Operations                   $ (295)
                                                   =========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE 9 - SUBSEQUENT EVENTS

Amendment to Outstanding Warrants

Subsequent to the end of the third quarter, on April 28, 2004, the Company entered into agreements with The Tail Wind Fund Ltd., amending the outstanding Callable Warrant and Purchase Warrant previously issued by the Company to The Tail Wind Fund Ltd.

The Callable Warrant was issued on August 30, 2002 by the Company covering 2,000,000 shares of common stock. Under the terms of the Callable Warrant, the exercise price was variable, and was to be equal to the average closing bid price of the Company's common stock for the full calendar month preceding the date of exercise subject to a maximum exercise price of $6.00 per share and a minimum exercise price of $2.00 per share, subject to adjustment.

The Purchase Warrant was issued on May 24, 2001 by the Company covering 659,501 shares of the Company's common stock at an exercise price of $1.801 per share, subject to adjustment.

Both the Callable Warrant and the Purchase Warrant contained anti-dilution provisions, which provided for proportionate adjustments of the exercise price and number of underlying shares in the event of stock splits, stock dividends or reverse stock splits and sales of the Company's common stock below the warrant exercise price.

On April 28, 2004, The Tail Wind Fund Ltd. and the Company amended the terms of the Callable Warrant and Purchase Warrant to resolve adjustments resulting from the anti-dilution provisions. The number of shares of stock remaining under the Callable Warrant were agreed to be 3,000,000, exercisable at a price of $1.00 per share provided The Tail Wind Fund Ltd. immediately exercised the Callable Warrant in full. The Tail Wind Fund Ltd. has exercised the Callable Warrant in full, purchasing 3,000,000 shares for $3,000,000.

The number of shares underlying the Purchase Warrant was agreed to be increased to 1,000,000 shares of common stock at an exercise price of $0.79 per share. Although the exercise price was reduced in accordance the terms of the Purchase Warrant, The Tail Wind Fund Ltd. agreed to accept an adjustment representing a lesser number of shares to which it would have been entitled if the formula contained in the original terms of the Purchase Warrant were strictly followed, in consideration, among other things, for the term of the Purchase Warrant being extended three years, to May 24, 2009.

Common Stock

During the period from April 1, 2004 through April 30, 2004:

a) The Company issued 222,652 shares of common stock to employees as compensation of $303,087.

b) The Company issued 28,800 shares of common stock to consultants and others at a value of $38,592.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the fiscal quarter ended March 31, 2004 (third quarter of fiscal 2004), we reported a net loss of $1.5 million on revenues of $19.4 million as compared to a net loss of $6.3 million on revenues of $9.8 million for the third quarter of fiscal 2003. This represented a decline in our net loss of 76% and an improvement of 98% in our revenues.

     For the nine month period ended March 31, 2004, we reported a net loss of $8.0 million on revenues of $50.5 million as compared to a net loss of $12.0 million ($11.7 million from continuing operations) on revenues of $39.0 million for the nine month period ended March 31, 2003. This represented a decline in our net loss of 33.3% and an improvement of 29.6% in our revenues.

Discontinued Operations

     The financial information presented for the nine months ended March 31, 2003 reflects certain operations that were discontinued. On April 8, 2003, HMCA sold its wholly-owned subsidiary A&A Services, Inc. ("A&A Services"), a physician practice management services organization which managed four primary care practices located in Queens County, New York. Consequently, the result of operations for these discontinued operations are no longer reflected in the operating results for the nine month period ended March 31, 2003 although they are reflected in the net loss of $12.0 million for the period. The net loss from continuing operations for the first nine months of fiscal 2004 was $8.0 million. There were no results of operations from discontinued operations in fiscal 2004.

Forward Looking Statements

     Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of Management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statement included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Results of Operations

     The Company operates in two industry segments: the manufacture and servicing of medical (MRI) equipment, the Company's traditional business which is conducted directly by Fonar, and in physician and diagnostic management services, which is conducted through Fonar's wholly-owned subsidiary, Health Management Corporation of America ("HMCA").

     Trends continuing in the third quarter and first nine months of fiscal 2004 include an increase in product sales with an increasing emphasis on unrelated party sales revenues compared to related parties (entities in which Dr. Damadian or members of his family have an interest) revenues and the maintenance of high gross profit margins on product sales: 38.4% for the first nine months of fiscal 2004 compared to 34.9% for the first nine months of fiscal 2003 and 36.9% for the third quarter of fiscal 2004 compared to 34.6% for the third quarter of fiscal 2003. We attribute these trends to the continuing growth of our MRI product sales, particularly our Stand-Up(TM) MRI scanners and the increased efficiencies resulting from our higher sales volumes.

     For the three month period ended March 31, 2004, as compared to the three month period ended March 31, 2003, overall revenues from MRI product sales increased 273.2% ($12.2 million compared to $3.3 million). Unrelated party scanner sales ($11.2 million compared to $2.5 million) increased at an even greater rate of 345.7% while related party scanner sales ($746,000 compared to $959,000) increased by 28.6%. Overall, for the third quarter of fiscal 2004, revenues for the medical equipment segment increased by 206.3% to $13.6 million from $4.4 million for the third quarter of fiscal 2003.

     For the nine month period ended March 31, 2004, as compared to the nine month period ended March 31, 2003, overall revenues from MRI product sales increased 60.2% ($28.8 million as compared to $18.0 million). Unrelated party product sales ($24.7 million compared to $11.3 million) increased 119.3% while related party product sales ($4.1 million compared to $6.7 million) decreased 38.6%. Overall, revenues for the medical equipment segment increased by 51.6% to $33.0 million for the first nine months of fiscal 2004 as compared to $21.8 million for the first nine months of fiscal 2003.

     The increase in product sales reflected continuing market acceptance of the Company's Stand-Up(TM) MRI scanners. During the first nine months of fiscal 2004, revenues of approximately $28.6 million were recognized from sales of Stand-Up(TM) MRI scanners. During the first nine months of fiscal 2003, the Company recognized revenues of approximately $17.3 million from the sale of Stand-Up(TM) MRI scanners and $100,000 from the sale of a refurbished Beta MRI Scanner. During the third quarter of fiscal 2004, we recognized $12.1 million from sales of Stand-Up(TM) MRI scanners as compared to $3.1 million from sales of Stand-Up(TM) MRI scanners during the third quarter of fiscal 2003.

     There were approximately $615,000 in foreign sales revenues for the first nine months of fiscal 2004 as compared to approximately $1.0 million in foreign sales revenues for the first nine months in fiscal 2003.

     We recognize MRI scanner sales revenues on the "percentage of completion" basis, which means the revenues are recognized as the scanner is manufactured. Revenues recognized in a particular quarter do not necessarily reflect new orders or progress payments made by customers in that quarter. We build the scanners as the customer meets certain benchmarks in its site preparation in order to minimize the time lag between incurring costs of manufacturing and our receipt of the cash progress payments from the customer which are due upon delivery. Consequently, although the revenue recognition for product sales for the first nine months of fiscal 2004 increased 60.2% from the first nine months of fiscal 2003 ($28.8 million compared to $18.0 million), we received orders for 30 Stand-Up MRI scanners during the first nine months of fiscal 2004 as compared to orders for 12 Stand-Up MRI scanners during the first nine months of fiscal 2003, representing an increase in orders of 150%.

     Service and repair revenues increased by 41.9%, from $596,000 for the third quarter of fiscal 2003 to $846,000 for the third quarter of fiscal 2004 and by 27.1% from $1.8 million for the first nine months of fiscal 2003 to $2.3 million the first nine months of fiscal 2004. License fees and royalties remained constant at $585,000 for the third quarter of fiscal 2003 and third quarter of fiscal 2004 and decreased by 5.3% from $2.0 million for the first nine months of fiscal 2003 to $1.9 million for the first nine months of fiscal 2004.

     Costs related to product sales increased by 260.2% from $2.1 million in the third quarter of fiscal 2003 to $7.7 million in the third quarter of 2004 and by 51.7% from $11.7 million in the first nine months of fiscal 2003 to $17.8 million in the first nine months of fiscal 2004, reflecting the increase in sales revenues, particularly in the comparison of the third quarter of fiscal 2004 and the third quarter of fiscal 2003. Costs related to providing service increased 24.1% from $845,000 in the third quarter of fiscal 2003 to $1 million in the third quarter of 2004 and by 19.8% from $2.4 million for the first nine months of fiscal 2003 to $2.9 million for the first nine months of fiscal 2004.

     As a result, we increased our gross profit margin for our medical equipment segment to 35.9% for the third quarter of fiscal 2004, as compared to 33% for the third quarter of fiscal 2003 and to 37.3% for the first nine months of fiscal 2004, as compared to 35% for the first nine months of fiscal 2003.

     Our operating loss for our medical equipment segment was $949,000 for the third quarter of fiscal 2004 as compared to $4.0 million for the third quarter of fiscal 2003. Our operating loss for our medical equipment business was $7.2 million for the first nine months of fiscal 2004 as compared to $8.7 million for the first nine months of fiscal 2003.

     HMCA revenues increased in the third quarter of fiscal 2004, by 7.6% to $5.7 million from $5.3 million for the third quarter of fiscal 2003 and in the first nine months of fiscal 2004 by 1.9% to $17.6 million from $17.3 million for the first nine months of 2003. This resulted in large measure from our program of replacing older scanners at the sites we manage with Stand-Up(TM) MRI scanners. We now manage four sites equipped with Stand-Up(TM) MRI scanners, and we are planning to open two new sites with Stand-Up(TM) MRI scanners within the next twelve months, which would bring the total number of facilities with Stand-Up(TM) MRI scanners we manage to six. During fiscal 2003, HMCA closed two MRI sites and one physical therapy and rehabilitation facility, although the resulting decrease in revenues has as of March 31, 2004 been overcome by an increase in revenues at sites where Stand-Up(TM) MRI scanners have been installed.

     HMCA experienced an operating loss of $457,000 for the third quarter of fiscal 2004 compared to an operating loss of $1.9 million for the third quarter of fiscal 2003. For the first nine months of fiscal 2004, HMCA experienced an operating loss of $429,000 as compared to an operating loss of $2.4 million for the first nine months of fiscal 2003. In addition losses from HMCA's now discontinued primary care practice management operations, which are now not included in the operating losses for fiscal 2003, were $70,000 in the third quarter of fiscal 2003 and $295,000 for the first nine months of fiscal 2003.

     HMCA costs of revenues increased 7.3% from $10.0 million in the first nine months of fiscal 2003 to $10.8 million in the first nine months of fiscal 2004, by 7.7% to $3.6 million in the third quarter of fiscal 2004 as compared to $3.3 million in the third quarter of fiscal 2003. HMCA revenues were reduced by the closing of three facilities in fiscal 2003, although this is being counterbalanced by increased revenues from four sites which installed new Stand-Up(TM) MRI scanners. HMCA is planning to install two new Stand-Up(TM) MRI scanners as well.

     As our consolidated revenues increased by 29.6% to $50.5 million for the first nine months of fiscal 2004 from $39.0 million for the first nine months of fiscal 2003, the total costs and expenses increased by only 16.1% to $58.2 million for the first nine months of fiscal 2004 from $50.1 million for the first nine months of fiscal 2004. Changes in costs related to producing revenues for said nine month periods essentially tracked changes in revenues. Selling general and administrative expenses increased by 9.4% from $17.2 million in the first nine months of fiscal 2003 to $18.8 million in the first nine months of fiscal 2004. The increase was attributable primarily to increases in salaries, commissions and benefits to our internal sales force ($632,000 increase), commissions to independent sales representatives ($364,000 increase), payments to consultants ($249,000 increase), participation in trade shows ($163,000 increase) and royalties under a patent license with a foreign patent holding company ($166,000 increase). These increases were in part offset by a decrease in advertising expenses ($427,000 decrease). The rate of increase further declined in the third quarter as selling, general and administrative expenses increased by only 8.2% from $5.5 million in the third quarter of fiscal 2003 to $6.0 million in the third quarter of fiscal 2004.

     The compensatory element of stock issuances decreased by 21.3% from $4.1 million in the first nine months of fiscal 2003 to $3.3 million in the first nine months of fiscal 2004. This expense decreased even more significantly by 60.5% from $2.3 million in the third quarter of fiscal 2003 to $919,000 in the third quarter of fiscal 2004.

     This reflected a lesser use of Fonar's stock in lieu of cash to pay employees, consultants and professionals for services.

     In addition, research and development expenses increased by 4.9% to $4.1 million for the first nine months of fiscal 2004 as compared to $3.9 million for the first nine months of fiscal 2003 and by 6.1% to $1.35 million for the third quarter of fiscal 2004 from $1.27 for the third quarter of fiscal 2003.

     Interest expense of $211,000 in the first nine months of fiscal 2004, however, decreased by 56.1% from $481,000 for the first nine months of fiscal 2003 due to the repayment of indebtedness and by 25.6% to $87,000 in third quarter of fiscal 2004 as compared to $117,000 in the third quarter of fiscal 2003.

     Inventories increased by 76.6% to $8.9 million at March 31, 2004 as compared to $5.1 million at June 30, 2003 as the Company's new purchases of parts in the manufacturing of scanners exceeded utilization in contemplation of filling our backlog of orders.

     Accounts receivable increased by 28.4% to $16.8 million at March 31, 2004 from $13.1 million at June 30, 2003, primarily due to increased receivables from HMCA's physician and diagnostic management business and accounts receivable from service contracts on MRI scanners.

     As a result the Company's operating and net losses were $7.6 million and $8.0 million, respectively, for the first nine months of fiscal 2004 as compared to $11.1 million and $12.0 million, respectively, for the first nine months of fiscal 2003. Operating and net losses for the third quarter of fiscal 2004 improved even more significantly, at $1.4 million and $1.5 million respectively as compared to $5.9 million and $6.3 million, respectively, for the third quarter of fiscal 2003.

     The overall trends reflected in the results of operations for the first nine months of fiscal 2004 are the increase in revenues from product sales, as compared to the first nine months of fiscal 2003 ($28.8 million for the first nine months of fiscal 2004 as compared to $18.0 million for the first nine months of fiscal 2003), and the increase in MRI equipment segment revenues relative to HMCA revenues ($33.0 million or 65% from the MRI equipment segment as compared to $17.6 million or 35% from HMCA, for the first nine months of fiscal 2004, as compared to $21.8 million or 56% from the MRI equipment segment and $17.3 million or 44%, from HMCA, for the first nine months of fiscal 2003). In addition, we experienced an increase in unrelated party sales relative to related party sales in our medical equipment product sales ($24.7 million or 86% to unrelated parties and $4.1 million or 14% to related parties for the first nine months of fiscal 2004 as compared to $11.3 million, or 63% to unrelated parties and $6.7 million or 37% to related parties for the first nine months of fiscal 2003). The absolute decline (39%) as well as the significant relative decline in related party scanner sales revenues over the respective nine month periods was attributable in part to the bankruptcy of the related parties' primary financing source, (although the related parties have obtained and are in the process of obtaining new financing sources), but the relative decline in related party sales is also a result of the increasing penetration of the marketplace by our Stand-Up(TM) MRI scanners. During the third quarter of fiscal 2004, related party sales increased, however, by 29% to $959,000 as compared to $746,000 for fiscal 2003.

     We believe that the existing trends in both our medical equipment division and in the upgrading and streamlining of HMCA's operations, absent unforeseen circumstances, should result in improved operating results. Factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, make it impossible, however, to forecast when or if Fonar will become profitable, but we believe we are pursuing the correct policies to bring us to the point where we should be profitable and that those policies should prove successful in moving the Company in that direction.

     The Company's Stand-Up(TM), and Fonar-360(TM) MRI scanners, together with the Company's works-in-progress, are intended to significantly improve the Company's competitive position.

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

     The Fonar 360(TM) is presently marketed as a diagnostic scanner and is sometimes referred to as the Open Sky(TM) MRI. In its Open Sky(TM) version, the Fonar 360(TM) serves as an open patient friendly scanner which allows 360 degree access to the patient on the scanner bed. To optimize the patient-friendly character of the Open Sky(TM) MRI, the walls, floor, ceiling and magnet poles are decorated with landscape murals. The patient gap is twenty inches and the magnetic field strength, like that of FONAR's Stand-Up(TM) and QUAD(TM) MRI scanner, is 0.6 Tesla.

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

     The Company's works in progress include an in-office weight bearing extremities scanner which will be able to be used to examine the knee, foot, elbow, hand, wrist and shoulder. This scanner will allow scans to be performed under both weight- bearing and non-weight-bearing conditions.

     The Company expects marked demand for its most commanding MRI products, the Stand- Up(TM) and the Fonar 360(TM), first for their exceptional features in patient diagnosis and treatment. These scanners additionally provide improved image quality and higher imaging speed because of their higher field strength of ..6 Tesla.

Liquidity and Capital Resources

     Cash, cash equivalents and marketable securities increased from $15.2 million at June 30, 2003 to $18.4 million at March 31, 2004. Principal uses of cash during the first nine months of fiscal 2004 included purchases of marketable securities of $5.5 million, capital expenditures of $793,000, repayment of indebtedness and capital lease obligations in the amount of $830,000, capitalized software development costs of $403,000, capitalized patent and copyright costs of $429,000 and purchases of inventory of $3.9 million.

     Marketable securities approximated $11.3 million as at March 31, 2004, as compared to $5.8 million at June 30, 2003. At March 31, 2004, our investments in U.S. Government obligations were $4.1 million, our investments in corporate and government agency bonds were $5.4 million and our investments in certificates of deposit and deposit notes were $1.8 million. The increase in marketable securities resulted from the decision of the Company to reinvest a portion of cash and cash equivalents. The investments made have had the intended effect of maintaining a stable investment portfolio.

     Cash provided by operating activities for the first nine months of fiscal 2004 approximated $5.5 million. Cash provided by operating activities was attributable primarily to customer advances of $4.2 million and stock issued for compensation, costs and expenses of $11.9 million, offset primarily by the net loss of $8.0 million, billings in excess of costs and estimated earnings on uncompleted contracts of $2.3 million and inventory purchases of $3.9 million.

     Cash used in investing activities for the first nine months of fiscal 2004 approximated $7.0 million. The principal uses of cash from investing activities during the first nine months of fiscal 2004 consisted of purchases of marketable securities of $5.5 million, expenditures for property and equipment of approximately $793,000 and capitalized software and patent costs of approximately $832,000.

     Cash used by financing activities for the first nine months of fiscal 2004 approximated $790,000. The principal uses of cash in financing activities during the first nine months of fiscal 2004 consisted of repayment of principal on long-term debt and capital lease obligations of approximately $830,000 and distributions to holders of minority interests of $679,000. The source of cash from financing activities was net proceeds from exercises of stock options and warrants of $719,000. In addition, we borrowed $5.5 million but this was offset by establishing a restricted cash collateral account for the debt of $5.5 million.

     Total liabilities increased by 29.5% to $33.7 million at March 31, 2004 from $26.0 million at June 30, 2003.

     The Company's obligations and the periods in which they are scheduled to become due are set forth in the following table:

                                 (000's OMITTED)

                                 Due in
                                  Less         Due          Due          Due
                                  than 1      in 1-3       in 4-5       after 5
Obligation          Total         year         years        years        years
--------------   -----------   ----------   ----------   ----------   ----------

Long-term debt   $    6,252    $   5,699    $     450    $      103   $    --

Capital lease
Obligation              603          369          139            90           5

Operating
  Leases             10,367        3,000        4,300         2,950         117
                 -----------   ----------   ----------   ----------   ----------
Total cash
Obligations      $   17,222    $   9,068    $   4,889    $    3,143   $     122
                 ===========   ==========   ==========   ==========   ==========

     We experienced an increase in the current portion of long term debt ($1.0 million at June 30, 2003 to $6.1 million at March 31, 2004, a decrease in the long-term portion of deferred revenue from license fees from $2.3 million to $585,000, a decrease in excess of costs and estimated earnings on uncompleted contracts from $4.8 million at June 30, 2003 to $2.5 million at March 31, 2004 a decrease in long-term debt from $908,000 at June 30, 2003 to $787,000 at March 31, 2004 and an increase in accounts payable from $3.7 million at June 30, 2003 to $4.9 million at March 31, 2004. Those decreases were offset, however, by an increase in customer advances from $4.9 million at June 30, 2003 to $9.2 million at March 31, 2004 and by an increase in other current liabilities from $7.6 million at June 30, 2003 to $8.7 million at March 31, 2004.

     As of March 31, 2004, these obligations of approximately $8.7 million in other current liabilities included deferred revenue from license fees of $2.3 million, unearned revenue on service contracts of $1.8 million, accrued salaries and payroll taxes of $1.4 million and excise sales taxes of $2.0 million.

     Our working capital approximated $20.5 million as of March 31, 2004, as compared to working capital of $13.1 million as of June 30, 2003, increasing by 57.4%. This results principally from an increase in cash and marketable securities of $3.2 million ($15.2 million at June 30, 2003 as compared to $18.4 million at March 31, 2004) and an increase ($5.1 million at June 30, 2003 as compared to $8.9 million at March 31, 2004) in inventories for purchases of parts in the manufacturing of scanners and increases in prepaid expenses and other current assets ($1.3 million at June 30, 2003 as compared to $1.7 million at March 31, 2004), as a result of advances made to suppliers. Accounts receivable increased from $13.1 million as at June 30, 2003 to $16.8 million as at March 31, 2004 due to increased receivables from HMCA's physician and diagnostic management business and accounts receivable from service contracts on MRI scanners.

     With respect to current liabilities, the current portion of long-term debt increased from $1.0 million at June 30, 2003 to $6.1 million at March 31, 2004 as a result of the borrowing of $5.5 million, and billings in excess of costs and estimated earnings on uncompleted contracts decreased from $4.7 million at June 30, 2003 to $2.5 million at March 31, 2004. Customer advances increased from $4.9 million at June 30, 2003 to $9.2 million at March 31, 2004 and accounts payable increased from $3.7 million at June 30, 2003 to $4.9 million at March 31, 2004.

     In order to conserve our capital resources, we have issued common stock under our stock bonus and stock option plans to compensate employees and non-employees for services rendered. In the first nine months of fiscal 2004, the compensatory element of stock issuances was $3.3 million as compared to $4.1 million for the first nine months of fiscal 2003. Utilization of equity in lieu of cash compensation has improved our liquidity since it increases cash available for other expenditures.

     The foregoing trends in Fonar's capital resources are expected to improve as Fonar's MRI scanner products gain wider market acceptance and produce increased product sales.

     Fonar has not committed to making additional capital expenditures in the 2004 fiscal year other than its intention to continue research and development expenditures at current levels. HMCA also expects to incur expenditures of approximately $750,000 to acquire premises and to construct and furnish two new Stand-Up(TM) MRI facilities, which would bring the total number of Stand-Up(TM) MRI facilities managed by HMCA to six. In January, 2004, Fonar assumed a capital lease obligation for approximately $130,000 for the purchase of a new telephone system.

     Our business plan currently includes an aggressive program for manufacturing and selling our new line of Open MRI scanners. In addition, we are enhancing our revenue by participating into the physician and diagnostic management services business through our subsidiary, HMCA.

     HMCA is in the process of upgrading the MRI facilities which it manages, most significantly by the replacement of existing MRI scanners with new Stand-Up(TM) MRI scanners. To date, Stand-Up(TM) MRI scanners have been installed at four MRI facilities managed by HMCA and two Stand-Up(TM) MRI scanners are planned to be installed at new MRI facilities which will be managed by HMCA.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our investments are in fixed rate instruments. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by us at March 31, 2004.

                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE

                                  Investments
                Year of           in Fixed Rate    Weighted Average
                Maturity          Instruments      Interest Rate
                --------          -------------      -------------
                3/31/05             $8,600,446           2.15%
                3/31/06                950,000           3.57%
                3/31/07                300,000           4.58%
                3/31/08                450,000           3.48%
                3/31/09                750,000           2.96%
                3/31/11                100,000           3.52%
                3/31/14                100,000           4.07%

                Total:             $11,250,446
                                   ===========
                 Fair Value
                  at 3/31/04       $11,298,244
                                   ===========

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings: There were no material changes in litigation for the first nine months of fiscal 2004.

Item 2 - Changes in Securities: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Submission of Matters to a Vote of Security Holders: None

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:
     8-K (earnings press release) filed on February 12, 2004
     Exhibit 31.1 Certification See Exhibits
     Exhibit 32.1 Certification See Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        FONAR CORPORATION
                                                        (Registrant)

                                                    By:  /s/ Raymond V. Damadian
                                                         Raymond V. Damadian
                                                         President & Chairman
Dated:   May 17, 2004