Form 10-K
period 2004-06-30
FONAR CORP
filed 2004-09-16
CIK 355019

---------------------

                                    FORM 10-K
                              ---------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended June 30, 2004

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

Yes ___X___      No _______

As of August 31, 2004, 99,431,233 shares of Common Stock, 3,953 shares of Class B Common Stock, 9,562,824 shares of Class C Common Stock and 7,836,287 shares of Class A Non-voting Preferred Stock of the registrant were outstanding. The aggregate market value of the approximately 96,884,790 shares of Common Stock held by non-affiliates as of such date based on the closing price per share on August 31, 2004 as reported on the NASDAQ System, was approximately $106,573,269. The other outstanding classes do not have a readily determinable market value.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I
ITEM 1.  BUSINESS
GENERAL

FONAR Corporation, sometimes referred to as the "Company" or "FONAR", is a Delaware corporation which was incorporated on July 17, 1978. Our address is 110 Marcus Drive, Melville, New York 11747 and our telephone number is 631-694-2929. FONAR also maintains a WEB site at www.fonar.com.

FONAR is engaged in the business of designing, manufacturing, selling and servicing magnetic resonance imaging, also referred to as "MRI" or "MR", scanners which utilize MRI technology for the detection and diagnosis of human disease. FONAR's founders built the first scanner in 1977 and FONAR introduced the first commercial MRI scanner in 1980. FONAR is the originator of the iron-core non-superconductive and permanent magnet technology.

FONAR's iron frame technology made FONAR the originator of "open" MRI scanners. We introduced the first "open" MRI in 1980. Since that time we have concentrated on further application of our "open" MRI, introducing most recently the Stand-Up(TM) Brand MRI scanner and Fonar 360(TM) MRI scanner.

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

Health Management Corporation of America, formerly U.S. Health Management Corporation, which we sometimes refer to as "HMCA", was formed by Fonar in March 1997 as a wholly-owned subsidiary in order to enable us to expand into the business of providing comprehensive management services to medical providers. HMCA provides management services, administrative services, office space, equipment, repair, maintenance service and clerical and other non-medical personnel to physicians and other medical providers, including diagnostic imaging centers.

See Note 20 to the Consolidated Financial Statements for separate financial information respecting our medical equipment and physician and diagnostic management services segments.

FORWARD LOOKING STATEMENTS.

Certain statements made in this Annual Report on Form 10-K are "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995, regarding the plans and objectives of Management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the expansion of business. These assumptions involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in our forward-looking statements, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

RECENT DEVELOPMENTS AND OVERVIEW.

Our products and works-in-progress are intended to significantly improve our competitive position. Our current products are the Stand-Up(TM) MRI and the Fonar 360(TM).

The Stand-Up(TM) MRI permits, for the first time, MRI diagnoses to be made in the weight-bearing state. The Stand-Up(TM) MRI is the only MRI scanner which allows patients to be scanned while standing, sitting or reclining, either horizontally or at an angle. This means that an abnormality or injury, such as a slipped disk, will be able to be scanned under full weight-bearing conditions and, more often than not, in the position in which the patient experiences pain. An elevator built into the floor brings the patients to the desired height in the scanner. An adjustable bed allows the patients to stand, sit or lie on their backs, sides or stomachs at any angle. In the future the Stand-Up(TM) MRI may also be useful for MRI guided interventional procedures.

We are vigorously promoting sales of the Stand-Up(TM) MRI which we regard as our most promising product. The market for the Stand-Up(TM) shows strong progress. During the fiscal year ended June 30, 2004, we received orders for 39 Stand-Up(TM) MRI scanners as compared to 22 for the fiscal year ended June 30, 2003. Revenues recognized from the sale of Stand-Up(TM) MRI scanners increased in fiscal 2004 by 76% over fiscal 2003 from approximately $24.3 million in fiscal 2003 to approximately $42.7 million in fiscal 2004, following a 119% increase from fiscal 2002 to fiscal 2003, when revenues from the sale of Stand-Up(TM) MRI scanners increased from $11.1 million to $24.3 million in fiscal 2003. The following chart shows the revenues attributable to our different model scanners for the fiscal years ended June 30, 2003 and June 30, 2004. Note that we recognize revenue on a percentage of completion basis. Accordingly, revenue is recognized as each sub-assembly of a scanner is manufactured. Consequently the revenues for a fiscal period do not necessarily relate to orders placed in that period.


     Model                   Revenues Recognized
                         Fiscal 2003        Fiscal 2004

     Stand-Up(TM)        $24,298,460        $42,668,377
     Fonar 360(TM)                 0              0
     QUAD(TM)                      0              0
     Echo(TM)                      0              0
     Beta(TM)(used)      $   100,000              0

The Fonar 360(TM) includes the Open Sky(TM) MRI. We received our first order for a Fonar 360(TM) scanner in August, 2004, which is in the first quarter of fiscal 2005. The magnet frame is incorporated into the floor, ceiling and sidewalls of the scan room and is open. Consequently, physicians and family members can walk inside the magnet to approach the patient. The Open Sky(TM) version of the Fonar 360(TM) is decoratively designed so that it is incorporated into the panoramic landscape that decorates the walls of the scan room. The ability of the Fonar 360(TM) to give physicians direct 360 degree access to patients and the availability of MRI compatible interventional instruments such as needles, catheters, probes, scalpels and forceps, will also enable the Fonar 360(TM) to be used for image guided interventions.

Our earlier primary product, the QUAD(TM) MR scanner, utilized a electromagnet and was accessible from four sides. The QUAD(TM) was the first "open" MRI scanner at high field.

FONAR has an internal sales force of approximately 15 persons, concentrating on domestic sales. We continue to use manufacturer's representatives and distributors for our foreign sales efforts. We have also expanded our website to a full-scale interactive product information desk for reaching new customers and assisting existing customers.

In March 1997, FONAR formed Health Management Corporation of America, formerly U.S. Health Management Corporation, as a wholly-owned subsidiary for the purpose of engaging in the business of providing comprehensive management and administrative services, office space, equipment, repair and maintenance service for equipment and clerical and other personnel (other than physicians) to physicians' practices and other medical providers, including diagnostic centers.

HMCA currently is managing 11 diagnostic imaging centers, and six physical therapy and rehabilitation practices located principally in New York State and Florida. HMCA discontinued management of primary care offices, selling that portion of its business in April, 2003.

PRODUCTS

FONAR's principal products are the Stand-Up(TM) MRI and the Fonar 360(TM).

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

The Stand-Up(TM) MRI will also be useful for MRI guided interventional procedures as the physician would have unhindered access to the patient with no restrictions in the vertical direction.

This easy-entry, mid-field-strength scanner should be ideal for trauma centers where a quick MRI screening within the first critical hour of treatment will greatly improve patients' chances for survival and optimize the extent of recovery.

The Fonar 360(TM) is an enlarged room sized magnet in which the floor, ceiling and walls of the scan room are part of the magnet frame. This is made possible by Fonar's patented Iron-Frame(TM) technology which allows our engineers to control, contour and direct the magnet's lines of flux in the patient gap where wanted and almost none outside of the steel of the magnet where not wanted. Consequently, this scanner allows 360 degree access to the patient, and physicians and family members are able to enter the scanner and approach the patient.

The Fonar 360(TM) is presently marketed as a diagnostic scanner and is sometimes referred to as the Open Sky(TM) MRI. In its Open Sky(TM) version, the Fonar 360(TM) serves as an open patient-friendly scanner which allows 360 access to the patient on the scanner bed.

To optimize the patient-friendly character of the Open Sky(TM) MRI, the walls, floor, ceiling and magnet poles are decorated with landscape murals. The patient gap is twenty inches and the magnetic field strength, like that of FONAR's earlier QUAD(TM) MRI scanner, is 0.6 Tesla.

In the future, we may also develop the Fonar 360(TM) to function as an MRI guided interventional scanner. In this version, which is in the planning stages, the enlarged room sized magnet and 360 degree access to the patient afforded by the Fonar 360(TM) would permit full-fledged support teams to walk into the magnet and perform MRI guided interventions on the patient inside the magnet. Most importantly, the exceptional quality of the MRI image and its exceptional capacity to exhibit tissue detail on the image, by virtue of the nuclear resonance signal's extraordinary capacity to create image contrast, can then be obtained real time to guide the operator during the MRI guided intervention. Thus MRI compatible instruments, needles, catheters, endoscopes and the like can be introduced directly into the human body and guided to the malignant lesion by means of the MRI image. Surgically inoperable lesions may then be accessed through MRI guided catheters and needles making it possible to deliver the treatment agent directly to the targeted tissue.

It should be noted that these procedures have not yet been performed in the scanner, although they are promising possibilities.

With current treatment methods, therapy must always be restricted in the doses that can be applied to the malignant tissue because of the adverse effects on the healthy tissues. Thus chemotherapies must be limited at the first sign of toxic side effects. The same is the case with radiation therapy. Fonar expects that with the Fonar 360(TM) treatment agents may be administrated directly to the malignant tissue through small catheters or needles, thereby allowing much larger doses of chemotherapy, x-rays, laser ablation, microwave and other anti-neoplastic agents to be applied directly and exclusively to the malignant tissue with more effective results. Since the interventional procedure of introducing a treatment needle or catheter under image guidance will be minimally invasive, the procedure can be readily repeated should metastases occur elsewhere, with minimum impact on the patient beyond a straightforward needle injection.

The presence of the MRI image during treatment will enable the operator to make assessments during treatment whether the treatment is being effective.

The interventional version of the Fonar 360(TM) is still in the planning stages. There is not a prototype. A separate FDA submission for the interventional Fonar 360(TM) has not been made as yet and might not be necessary in that it was not required of other MRI manufacturers in similar situations. We note that other manufacturers have incorporated the use of their imaging machine for use in interventional procedures without separate FDA submissions.

In addition to the patient comfort and new applications, such as MRI directed interventions, made possible by our scanners' open design, the Stand-Up(TM) and Fonar 360(TM) scanners are designed to maximize image quality through an optimal combination of signal-to-noise (S/N) and contrast-to-noise (C/N) ratios. The technical improvements realized in these scanners' design over their predecessors also include increased image-processing speed and diagnostic flexibility.

MRI directed interventions are made possible by the scanners' ability to supply images to a monitor positioned next to the patient, enabling the operator to view in process an interventional procedure from an unlimited number of angles. The openness of FONAR's scanners enables a physician to perform a wide range of interventional procedures inside the magnet.

In the case of breast imaging the access by a physician permits an image guided biopsy to be performed easily which is essential once suspicious lesions are spotted by any diagnostic modality. In addition to being far superior to x-ray in detecting breast lesions because of the MRI's ability to create the soft tissue contrast needed to see them, where x-ray is deficient in its ability to generate the needed contrast between cancer and normal tissue, there is not the painful compression of the breast characteristic of X-ray mammography.

The Stand-Up(TM) MRI and Fonar 360(TM) scanners share much of the same fundamental technology and offer the same speed, precision and image quality. FONAR's scanners initiated the new market segment of high-field open MRI in which the Fonar Stand-Up(TM) MRI is one of the market leaders. High-field open MRIs operate at significantly higher magnetic field strengths and, therefore, produce more of the MRI image-producing signal needed to make high-quality MRI images (measured by signal-to-noise ratios, S/N).

Like FONAR's previous principal product, the QUAD(TM) scanner, the Stand-Up(TM) MRI and Fonar 360(TM) scanners utilize a 6000 gauss (0.6 Tesla field strength) iron core electromagnet. The QUAD(TM) was the first open MRI scanner at high field. The greater field strength of the 6000 gauss magnet, as compared to lower field open MRI scanners that operate at 3,000 gauss (0.3 Tesla) when enhanced by the electronics already utilized by FONAR's scanners, produces images of higher quality and clarity. FONAR's 0.6 Tesla open scanner magnets are among the highest field "open MRI" magnets in the industry.

The Stand-Up(TM) MRI and Fonar 360(TM) scanners are designed to maximize image quality through an optimal combination of signal-to-noise (S/N) and contrast-to-noise (C/N) ratios. The technical improvements realized in the scanners' design over their lower field predecessors also include increased image-processing speed and diagnostic flexibility.

Several technological advances have been engineered into the Stand-Up(TM) MRI and Fonar 360(TM) scanners for extra improvements in S/N, including: new high-S/N Organ Specific(TM) receiver coils; new advanced front-end electronics featuring high-speed, wide-dynamic-range analog-to-digital conversion and a miniaturized ultra-low-noise pre-amplifier; high-speed automatic tuning, bandwidth-optimized pulse sequences, multi-bandwidth sequences, and off-center FOV imaging capability.

In addition to the signal-to-noise ratio, however, the factor that must be considered when it comes to image quality is contrast, the quality that enables reading physicians to clearly distinguish adjacent, and sometimes minute, anatomical structures from their surroundings. This quality is measured by contrast-to-noise ratios (C/N). Unlike S/N, which increases with increasing field strength, relaxometry studies have shown that C/N peaks in the mid-field range and actually falls off precipitously at higher field strengths. The Stand-Up(TM) MRI and Fonar 360(TM) scanners operate squarely in the optimum C/N range.

The Stand-Up(TM) MRI and Fonar 360(TM) provide various features allowing for versatile diagnostic capability. For example, SMART(TM) scanning allows for same-scan customization of up to 63 slices, each slice with its own thickness, resolution, angle and position. This is an important feature for scanning parts of the body that include small-structure sub-regions requiring finer slice parameters. There is also Multi-Angle Oblique(TM) (MAO) imaging, and oblique imaging.

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

During fiscal 2004, sales of our Stand-Up(TM) MRI scanners accounted for approximately 59.6% of our total revenues and 87.7% of our medical equipment revenues, as compared to 45.9% of total revenues and 81.1% of medical equipment revenues in fiscal 2003 and 25.7% of total revenues and 68.7% of medical equipment revenues in fiscal 2002. This dramatic increase shows the market penetration being achieved by the Stand-Up(TM) MRI scanner and our successful reemphasis on new product development and scanner sales.

During fiscal 2003, less than 1% of both total revenues and of medical equipment revenues were derived from the sale of a refurbished Beta(TM) scanner and during fiscal 2002, 1% of total revenues and 2.1% of medical equipment revenues were derived from the sale of two refurbished Beta(TM) scanners. During fiscal 2004, no medical equipment sales revenues were derived from sales of Beta(TM) scanners. The Beta(TM) is an older model scanner which the Company does not manufacture any longer. Nevertheless, the Company can refurbish and sell used Beta(TM) scanners where there is a demand for it.

During fiscal 2004 and fiscal 2003, sales of our Fonar 360(TM) scanners accounted for none of our revenues, although in the first quarter of fiscal 2005 we sold the first Fonar 360(TM), to a hospital in England. Our principal selling, marketing and advertising efforts have in the past two years focused on the Stand-Up(TM) MRI, which we believe is a particularly unique product, being the only MRI scanner which is both open and allows for weight bearing imaging. Since we perceive that the Stand-Up(TM) MRI is successfully penetrating the market and our objective is to achieve profitability as soon as possible, primarily through product sales, we expect to continue our focus on the Stand-Up(TM) MRI in the immediate future. Further in the future, we are optimistic that our other products including the Fonar 360(TM) and works in progress will also contribute materially to increased product sales.

The materials and components used in the manufacture of our products (circuit boards, computer hardware components, electrical components, steel and plastic) are generally available at competitive prices. We have not had difficulty acquiring such materials.

WORKS-IN-PROGRESS

All of our products and works-in-progress seek to bring to the public MRI products that are expected to provide important advances against serious disease.

MRI takes advantage of the nuclear resonance signal elicited from the body's tissues and the exceptional sensitivity of this signal for detecting disease. Much of the serious disease of the body occurs in the soft tissue of vital organs. The principal diagnostic modality currently in use for detecting disease, as in the case of x-ray mammography, are diagnostic x-rays. X-rays discriminate soft tissues, such as healthy breast tissue and cancerous tissue poorly, because the x-ray particle traverses the various soft tissues almost equally thereby causing target films to be nearly equally exposed by x-rays passing through adjacent soft tissues and creating healthy and cancerous shadows on the film that differ little in brightness. The image contrast between cancerous and healthy breast tissue is poor, making the detection of breast cancers by the x-ray mammogram less than optimal and forcing the mammogram to rely on the presence or absence of microscopic stones called "microcalcifications" instead of being able to "see" the breast cancer itself. If microcalcifications are not present to provide the missing contrast, then the breast cancer goes undetected. They frequently are not present. The maximum contrast available by x-ray with which to discriminate disease is 4%. Brain cancers differ from surrounding healthy brain by only 1.6% while the contrast in the brain by MRI is 25 times greater at 40%. X-ray contrasts among the body's soft tissues are maximally 4%. Their contrast by MRI is 32.5 times greater (130%).

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

We view our Stand-Up(TM) MRI as having the potential for being an ideal breast examination machine as it permits the patient to be seated for the examination, which would allow easy access for an MRI guided breast biopsy when needed. The Fonar 360(TM) MRI scanner would also be ideal for breast examinations.

PRODUCT MARKETING

The principal markets for the Company's scanners are hospitals and private scanning centers.

Fonar's internal sales force is approximately 15 persons. Our internal sales force handles the domestic market while we continue to use independent manufacturer's representatives and distributors for foreign markets. In addition to its internal domestic sales force, Fonar and General Electric Medical Systems, a division of General Electric Company, have entered into an arrangement pursuant to which General Electric Medical Systems acts as independent manufacturer's representative for Fonar's Stand-Up(TM) MRI scanner.

In addition, FONAR has expanded its website to include an interactive product information desk for reaching customers. We plan to commence a program for providing demonstrations of our products to potential customers on an international basis. FONAR has exhibited its new products at the annual meeting of the Radiological Society of North America ("RSNA") in Chicago since November 1995 and plans to attend the RSNA meeting in November 2004 and future years. The RSNA meeting is attended by radiologists from all over the world. Most manufacturers of MRI scanners regularly exhibit at this meeting.

In 2004, FONAR exhibited for the second time at the annual meeting of the American Academy of Orthopedic Surgeons (AAOS). FONAR has targeted orthopedic surgeons as an important market for its Stand-Up(TM) MRI, and plans to attend future AAOS meetings.

In addition, in April, 2004 FONAR exhibited at the American Association of Neurosurgeons (AANS) and plans to do so again in 2005 and future years.

We are directing our MRI marketing efforts to meet the demand for high field open MRI scanners. Fonar plans to devote its principal efforts to marketing the Stand-Up(TM) MRI, which is the only scanner in the industry that has the unique capability of scanning patients under weight-bearing conditions and in various positions of pain or other symptoms. In addition we will continue to market our Fonar 360(TM) MRI scanners. In August, 2004, FONAR sold its first Fonar 360(TM) scanner, to a hospital in England. Utilizing a 6000 gauss (0.6 Tesla field strength) iron core electromagnet, the Stand-Up(TM) MRI and Fonar 360(TM) scanner magnets are among the highest field "open MRI" scanners in the industry.

We also will seek to introduce new MRI applications for our scanners such as MRI-directed interventions.

Our areas of operations are principally in the United States. During the fiscal year ended June 30, 2004, 1.2% of the Company's revenues were generated by foreign sales, as compared to 3.0% and 5.0% for fiscal 2003 and 2002, respectively.

We are seeking to promote foreign sales and have sold scanners in various foreign countries. Foreign sales, however, have not yet proved to be a significant source of revenue.

SERVICE AND UPGRADES FOR MRI SCANNERS

Our customer base of installed scanners has been and will continue to be an additional source of income, independent of direct sales.

Income is generated from the installed base in two principal areas namely, service and upgrades. Service and maintenance revenues from our external installed base were approximately $2.2 million in fiscal 2002 and $2.5 million in fiscal 2003 and $3.2 million in fiscal 2004.

We anticipate that our new scanners will result in upgrades income in future fiscal years. The potential for upgrades income, particularly in the form of new patient supporting upright imaging fixtures and receiver coils, originates in the versatility and productivity of the new Upright Imaging(TM) technology. New medical uses for MRI technology are constantly being discovered and are anticipated for the Upright Imaging(TM) technology as well. New features can often be added to the scanner by the implementation of little more than versatile new software packages. For example, software can be added to existing MRI angiography applications to synchronize angiograms with the cardiac cycle. By doing so the dynamics of blood vessel filling and emptying can be visualized with movies. Such enhancements are attractive to end users because they extend the useful life of the equipment and enable the user to avoid obsolescence and the expense of having to purchase new equipment. At the present time, however, upgrade revenue is not significant. We had upgrade revenues of approximately $386,898 in fiscal 2002 and $205,893 in fiscal 2003. We had no upgrade revenue in fiscal 2004.

Service and upgrade revenues are expected to increase as sales of scanners and the size of the customer base increases.

RESEARCH AND DEVELOPMENT

During the fiscal year ended June 30, 2004, we incurred expenditures of $6,079,797, $588,735 of which was capitalized, on research and development, as compared to $5,955,667, $791,216 of which was capitalized and $5,955,394, $855,612 of which was capitalized, during the fiscal years ended June 30, 2003 and June 30, 2002, respectively.

Research and development activities have focused principally, on the development and enhancement of the new Stand-Up(TM) and Fonar 360(TM) MRI scanners. The Stand-Up(TM) MRI and Fonar 360(TM) involve significant software and hardware development as the new products represent entirely new hardware designs and architecture requiring a new operating software. Our research activity includes developing a multitude of new features for upright scanning made possible by the high speed processing power of its scanners. In addition, the Company's research and development efforts include the development of new software, such as its Sympulse(TM) software and hardware upgrade and the designing and continuing introduction of new receiver surface coils for the Stand-Up(TM) MRI.

BACKLOG

Our backlog of unfilled orders at July 1, 2004 was approximately $40.7 million, as compared to $26.8 million at July 1, 2003. Of these amounts, approximately $7.8 million and $4.9 million had been paid to FONAR as customer advances as at July 1, 2004 and July 1, 2003, respectively. Of the backlog amounts at July 1, 2004 and July 1, 2003, $234,000 and $2.5 million, respectively, represented orders from affiliates. It is expected that the existing backlog of orders will be filled within the current fiscal year. Our contracts generally provide that if a customer cancels an order, the customer's initial down payment for the MRI scanner is nonrefundable.

PATENTS AND LICENSES

We currently have numerous patents in effect which relate to the technology and components of the MRI scanners. We believe that these patents, and the know-how it developed, are material to its business.

Dr. Damadian granted FONAR an exclusive world-wide license, to make, use and sell apparatus covered by certain domestic and foreign patents in his name relating to MRI technology. No patents covered by this license are in effect any longer.

One of the patents, issued in the name of Dr. Damadian and covered by said license, was United States patent No. 3,789,832, Apparatus and Method for
Detecting Cancer in Tissue, also referred to as the "1974 Patent". The development of the Beta(TM) 3000 was based upon the 1974 Patent, and we believe that the 1974 Patent was the first of its kind to utilize MR to scan the human body and to detect cancer. The 1974 Patent was extended beyond its original 17-year term and expired in February, 1992. None of the recoveries with respect to the enforcement of this patent were received by Dr. Damadian.

Historically, the patent for multiple angle oblique imaging generated significant revenues in connection with the enforcement and settlement of our patent litigations. As a result of these litigations and settlements, our competitors are now entitled to use this technology as well. This patent will expire in 2006.

We have significantly enhanced our patent position within the industry and now possesses a substantial patent portfolio which provides us, under the aegis of United States patent law, "the exclusive right to make, use and sell" many of the scanner features which FONAR pioneered and which are now incorporated in most MRI scanners sold by the industry. The Company has 94 patents issued and approximately 55 patents pending. A number of FONAR's existing patents specifically relate to protecting FONAR's position in the high-field iron frame open MRI market. The patents further enhance Dr. Damadian's pioneer patent, the 1974 Patent, that initiated the MRI industry and provided the original invention of MRI scanning. The 94 issued patents extend to various times up to 2022.

We have entered into a cross-licensing agreement, utilizing other than FONAR's MRI technology, with another entity to use prior art developed for nuclear magnetic resonance technology and have entered into a license to utilize the MRI technology covered by the existing patent portfolio of a patent holding company. We also have patent cross-licensing agreements with other MRI manufacturers.

PRODUCT COMPETITION

MRI SCANNERS

A majority of the MRI scanners in use in hospitals and outpatient facilities and at mobile sites in the United States are based on high field air core magnet technology while the balance are based on open iron frame magnet technology. In 2001, the size of the MRI market in the United States was approximately $1.202 billion. In 2002, the size of the MRI market in the United States was approximately $1.46 billion. FONAR's open iron frame MRI scanners are competing principally with high-field air core scanners. FONAR's open MRI scanners, however, utilizing a 6,000 gauss or 0.6 Tesla field strength, iron core electromagnet, were the first "open" MR scanners at high field strength.

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

2. They are more open and quiet.

3. They can scan the trauma victim, the cardiac arrest patient, the respirator-supported patient, and premature and newborn babies. This is not possible with high- field air core scanners because their magnetic field interferes with conventional life-support equipment.

The principal competitive disadvantage of our products is that they are not "high field strength", 1.0 Tesla +, magnets. As a general principle, the higher field strength can produce a faster scan. In some parts of the body a faster scan can be traded for a clearer picture. Although we believe that the benefits of "openness" provided by our scanners compensate for the lower field strength, certain customers will still prefer the higher field strength.

FONAR faces competition within the MRI industry from such firms as General Electric Company, Philips N.V., Toshiba Corporation, Hitachi Corporation and Siemens A.G. Most competitors have marketing and financial resources more substantial than those available to us. They have in the past, and may in the future, heavily discount the sales price of their scanners. Such competitors sell both high field air core and iron frame products. FONAR's current market share of the United States market for MRI scanners is approaching to 3.0%. In the mid-field segment of the 2002 market in the United States, Fonar had a 4.2% market share, based on the Frost and Sullivan data contained in their U.S. MRI Scanners and Coils Market publication. FONAR introduced the first "Open MRI" in 1980. "Open MRI" was made possible by FONAR's introduction of an MRI magnet built on an iron frame. Thus the magnetic flux generating apparatus of the magnet, magnet coils or permanent magnet bricks, was built into a frame of steel. The steel frame provided a return path for the magnetic lines of force and thereby kept the magnetic lines of force contained within the magnet. This enabled FONAR, from 1980 on, to show that the FONAR magnet was the only magnet that allowed the patients to stretch out their arms, the only "open" MRI.

The iron frame, because it could control the magnetic lines of force and place them where wanted and remove them from where not wanted, such as in the Fonar 360(TM) where physicians and staff are standing, provide a much more versatile magnet design than is possible with air core magnets. Air core magnets contain no iron but consist entirely of turns of current carrying wire.

For an 11 year period from 1983-1994, Fonar's large competitors, with one exception, generally rejected Fonar's "open" design but by now all have added the iron frame "open" magnet to their MRI product lines. One principal reason for this market shift, in addition to patient claustrophobia, is the awareness that the open magnet designs permit access to the patient to perform MRI guided procedures, a field which is now growing rapidly and is called "interventional MRI."

The Fonar 360(TM) scanner explicitly addresses this growing market reception of MRI guided interventions, and the first of these scanners was recently sold to a hospital in Engalnd. Fonar's Stand-Up(TM) magnet also addresses the growing market reception of MRI guided interventions. Although not enabling a full interventional theater as the Fonar 360(TM) does, the iron frame Stand-Up(TM) MRI design permits ready access to the patient and enables a wide range of interventional procedures such as biopsies and needle or catheter delivered therapies to be performed under MRI image guidance. The "tunnel" air core superconductive scanners do not permit access to the patient while the patient is inside the scanner.

While FONAR's current market share of the total domestic MRI market is almost 3.0%, FONAR expects to be a leader in domestic open MRI market for several reasons. In MRI, scanning speed and image quality is controlled by the strength of the magnetic field. Fonar's Stand-Up(TM) and Fonar 360(TM) scanners operate at 0.6 Tesla, which make them among the highest field strength open MRI scanners. Furthermore, the Stand-Up(TM) MRI is the only MRI which allows patients to be scanned under weight-bearing conditions. High field MRI manufacturers convinced the marketplace for FONAR, and the marketplace accepts, that higher field strength translates directly into superior image quality and faster scanning speeds. No companies possess the Stand-Up(TM) MRI or Fonar 360(TM) scanners, and FONAR possesses the pioneer patents on "open MRI" technology.

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

2. Computerized Tomography, also referred to as "CT", systems couple computers to x-ray instruments to produce cross-sectional images of particular large organs or areas of the body. The CT scanner addresses the need for images, not available by conventional radiography, that display anatomic relationships spatially. However, CT images are generally limited to the transverse plane and cannot readily be obtained in the two other planes, sagittal and coronal. Improved picture resolution is available at the expense of increased exposure to x-rays from multiple projections. Furthermore, the pictures obtained by this method are computer reconstructions of a series of projections and, once diseased tissue has been detected, CT scanning cannot be focused for more detailed pictorial analysis or obtain a chemical analysis.

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

GOVERNMENT REGULATION

FDA Regulation

The Food and Drug Administration in accordance with Title 21 of the Code of Federal Regulations regulates the manufacturing and marketing of FONAR's MRI scanners. The regulations can be classified as either pre-market or post-market. The pre-market requirements include obtaining marketing clearance, proper device labeling, establishment registration and device listing. Once the products are on the market, FONAR must comply with post-market surveillance controls. These requirements include the Quality Systems Regulation, or "QSR", also known as Good Manufacturing Practices or GMPs, and Medical Device Reporting, also referred to as MDR regulations. The QSR is a quality assurance requirement that covers the design, packaging, labeling and manufacturing of a medical device. The MDR regulation is an adverse event-reporting program.

Classes of Products

Under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, all medical devices are classified by the FDA into one of three classes. A Class I device is subject only to general controls, such as labeling requirements and manufacturing practices; a Class II device must comply with certain performance standards established by the FDA; and a Class III device must obtain pre-market approval from the FDA prior to commercial marketing.

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

3. Manufacturing devices in accordance with the Good Manufacturing Practices Quality System Regulation in 21 CFR Part 820.

4. Labeling devices in accordance with labeling regulations in 21 CFR Part 801 or 809.

5. Submission of a Premarket Notification, pursuant to 510(k), before marketing a device.

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

We received approval to market our Beta(TM) 3000 and Beta(TM) 3000M scanners as Class III devices on September 26, 1984 and November 12, 1985. On July 28, 1988, the Magnetic Resonance Diagnostic Device which includes MR Imaging and MR Spectroscopy was reclassified by the FDA to Class II status. Consequently, Fonar's products are now classified as Class II products. On June 25, 1992, Fonar received FDA clearance to market the Ultimate(TM) Magnetic Resonance Imaging Scanner as a Class II device. Fonar received FDA clearance to market the QUAD(TM) 7000 in April 1995 and the QUAD(TM) 12000 in November 1995. On March 16, 2000, Fonar received FDA clearance to market the Fonar 360(TM) for diagnostic imaging, the Open Sky(TM) version, and on October 3, 2000 received FDA clearance for the Stand-Up(TM) MRI.

Premarketing Submission

Each person who wants to market Class I, II and some III devices intended for human use in the U.S. must submit a 510(k) to FDA at least 90 days before marketing unless the device is exempt from 510(k) requirements. A 510(k) is a pre-marketing submission made to FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent, SE, to a legally marketed device that is not subject to pre-market approval, PMA. Applicants must compare their 510(k) device to one or more similar devices currently on the U.S. market and make and support their substantial equivalency claims.

The FDA is committed to a 90-day clearance after submission of a 510(k), provided the 510(k) is complete and there is no need to submit additional information or data.

The 510(k) is essentially a brief statement and description of the product. As Fonar's scanner products are Class II products, there are no pre-market data requirements and the process is neither lengthy nor expensive.

An investigational device exemption, also referred to as IDE, allows the investigational device to be used in a clinical study pending FDA clearance in order to collect safety and effectiveness data required to support the Premarket Approval, also referred to as PMA, application or a Premarket Notification pursuant to 510(k), submission to the FDA. Clinical studies are most often conducted to support a PMA.

For the most part, however, we have not found it necessary to utilize IDE's. The standard 90 day clearance for our new MRI scanner products classified as Class II products makes the IDE unnecessary, particularly in view of the time and effort involved in compiling the information necessary to support an IDE.

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

We have established and maintained written procedures for implementation of the MDR regulation. These procedures include internal systems that:

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

     any   information   that  was  evaluated   during   preparation  of  annual
     certification reports; and

     systems that ensure access to information that facilitates timely follow up and inspection by FDA.

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

Seizure

A seizure is a civil court action against a specific quantity of goods which enables the FDA to remove these goods from commercial channels. After seizure, no one may tamper with the goods except by permission of the court. The court usually gives the owner or claimant of the seized merchandise approximately 30 days to decide a course of action. If they take no action, the court will recommend disposal of the goods. If the owner decides to contest the government's charges, the court will schedule the case for trial. A third option allows the owner of the goods to request permission of the court to bring the goods into compliance with the law. The owner of the goods is required to provide a bond or, security deposit, to assure that they will perform the orders of the court, and the owner must pay for FDA supervision of any activities by the company to bring the goods into compliance.

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

Foreign and Export Regulation

We obtain approvals as necessary in connection with the sales of our products in foreign countries. In some cases, FDA approval has been sufficient for foreign sales as well. Our standard practice has been to require either the distributor or the customer to obtain any such foreign approvals or licenses which may be required.

Legally marketed devices that comply with the requirements of the Food Drug & Cosmetic Act require a Certificate to Foreign Government issued by the FDA for export. Other devices that do not meet the requirements of the FD&C Act but comply with the laws of a foreign government require a Certificate of Exportability issued by the FDA. All products which we sell have FDA clearance and would fall into the first category.

Foreign governments have differing requirements concerning the import of medical devices into their respective jurisdictions. The European Union, also referred to as EU, made up of 25 individual countries, has some essential requirements described in the EU's Medical Device Directive, also referred to as MDD. In order to export to one of these countries, we must meet the essential requirements of the MDD and any additional requirements of the importing country. The essential requirements are similar to some of the requirements mandated by the FDA. In addition the MDD requires that we enlist a Notified Body to examine and assess our documentation, a Technical Construction File, and verify that the product has been manufactured in conformity with the documentation. The notified body must carry out or arrange for the inspections and tests necessary to verify that the product complies with the essential requirements of the MDD, including safety performance and Electromagnetic Compatibility, also referred to as EMC. Also required is a Quality System, ISO-9001, assessment by the Notified Body. We were approved for ISO 9001 certification for its Quality Management System in April, 1999.

We received clearance to sell the QUAD(TM) scanners in the EU in May, 1999. Clearances for the Fonar 360(TM) and Stand-Up(TM) MRI scanners were obtained in May, 2002.

Other countries such as China and Russia require that their own testing laboratories perform an evaluation of our devices. This requires that we must bring the foreign agency's personnel to the USA to perform the evaluation at our expense before exporting.

Some countries, including many in Latin America and Africa, have very few regulatory requirements.

Because our export sales are not material at this point, foreign regulation does not have a material effect on us. In any case, we do not believe that foreign regulation will deter its efforts to penetrate foreign markets.

Reimbursement to Medical Providers for MRI Scans

Effective November 22, 1985, the Department of Health and Human Services authorized reimbursement of MRI scans under the Federal Medicare program. In addition, most private insurance companies have authorized reimbursement for MRI scans.

Anti-Kickback and Self-Referral Legislation

Proposed and enacted legislation at the State and Federal levels has restricted referrals by physicians to medical and diagnostic centers in which they or their family members have an interest. In addition, regulations have been adopted by the Secretary of Health and Human Services which provide limited "safe harbors" under the Medicare Anti-Kickback Statute. These safe harbors describe payments and transactions which are permitted between an entity receiving reimbursement under the Medicare program and those having an interest in or dealings with the entity. Although the Company cannot predict the overall effect of the adoption of these regulations on the medical equipment industry, the use and continuation of limited partnerships, where investors may be referring physicians, to own and operate MRI scanners could be greatly diminished.

HEALTH MANAGEMENT CORPORATION OF AMERICA
PHYSICIAN AND DIAGNOSTIC SERVICES MANAGEMENT BUSINESS

Health Management Corporation of America, formerly known as U.S. Health Management Corporation and referred to as "HMCA", was organized by us in March 1997. HMCA is a wholly-owned subsidiary which engages in the business of providing comprehensive management services to physicians' practices and other medical providers, in particular diagnostic imaging centers. The services we provide include development, administration, leasing of office space, facilities and medical equipment, provision of supplies, staffing and supervision of non-medical personnel, legal services, accounting, billing and collection and the development and implementation of practice growth and marketing strategies.

HMCA currently manages 11 MRI facilities and six physical therapy and rehabilitation practices. In April, 2003, HMCA sold its subsidiary A&A Services, Inc. which managed four primary care medical practices. For the 2004 fiscal year, the revenues HMCA recognized from the MRI facilities were $13,289,902 and the revenues recognized from the physical therapy and rehabilitation practices were $9,690,000. For the 2003 fiscal year, the revenues HMCA recognized from the MRI facilities were $13,497,837 and the revenues recognized from the physical therapy and rehabilitation practices were $9,435,000. The revenues recognized from the primary care medical practices were $1,179,095 through April 9, 2003, when this part of our business was sold. These revenues have been reclassified as part of discontinued operations in the consolidated financial statements.

HMCA GROWTH STRATEGY

HMCA's growth strategy focuses on upgrading and expanding the existing facilities it manages and expanding the number of facilities it manages for its clients. Our most important effort in this regard is to promote and facilitate the replacement of existing MRI scanners with new Fonar Stand-Up(TM) MRI scanners at the most promising locations. To date, we have installed new Stand-Up(TM) MRI scanners at the MRI facilities we manage in Islandia, New York, Staten Island, New York, Bensonhurst, New York and Boca Raton, Florida, which new site replaced our prior site in Deerfield Beach, Florida. We also plan to install Stand-Up(TM) MRI scanners at other MRI facilities we manage. The next locations at which we plan to install Stand-Up(TM) MRI scanners are in East Elmhurst, New York and Daytona, Florida.

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

PHYSICIAN AND DIAGNOSTIC MANAGEMENT SERVICES

HMCA's services to the facilities and practices it manages encompass substantially all of their business operations. The facilities and practices are controlled, however, by the physician owners, not HMCA, and all medical services are performed by the physicians and other medical personnel under their supervision. HMCA is the management company and performs services of a non-professional nature. These services include:

1. Offices and Equipment. HMCA identifies, negotiates leases for and/or provides office space and equipment to its clients. This includes technologically sophisticated medical equipment. HMCA also provides improvements to leaseholds, assistance in site selection and advice on improving, updating, expanding and adapting to new technology.

2. Personnel. HMCA staffs all the non-medical positions of its clients with its own employees, eliminating the client's need to interview, train and manage non-medical employees. HMCA processes the necessary tax, insurance and other documentation relating to employees.

3. Administrative. HMCA assists in the scheduling of patient appointments, purchasing of medical supplies and equipment and handling of reporting, accounting, processing and filing systems. It prepares and files the physician portions of complex forms to enable its clients to participate in managed care programs and to qualify for insurance reimbursement. We assist the clients to implement programs and procedures to ensure full and timely regulatory compliance and appropriate cost reimbursement under no-fault insurance and workers' compensation guidelines, as well as compliance with other applicable governmental requirements and regulations, including HIPAA and other privacy requirements.

4. Billing and Collections. HMCA is responsible for the billing and collection of revenues from third-party payors including those governed by no-fault and workers' compensation statutes.

5. Cost Saving Programs. Based on available volume discounts, HMCA seeks to obtain favorable pricing for medical supplies, equipment, contrast agents, such as gadolinuim, and other inventory for its clients.

6. Diagnostic Imaging and Ancillary Services. HMCA can offer access to diagnostic imaging equipment through diagnostic imaging facilities it manages. The Company is expanding the ancillary services offered in its network to include CT-scans, x-rays, ultrasound, and other ancillary services useful to its clients.

7. Marketing Strategies. HMCA is responsible for developing marketing plans for its clients.

8. Expansion Plans. HMCA assists the clients in developing expansion plans. Additional physicians, physical therapists and technologists have been added where needed.

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

In the case of contracts with the MRI facilities, fees are charged by HMCA based on the number of procedures performed. In the case of the physical therapy and rehabilitation practices, flat fees are charged on a monthly basis. Fees are subject to adjustment on an annual basis, but must be based on mutual agreement. The per procedure charges to the MRI facilities range from $250 to $550 per MRI scan. The monthly fees charged to the physical therapy and rehabilitation practices range from approximately $90,000 to $285,000. No MRI facilities or physical therapy and rehabilitation facilities are owned by HMCA. Only one chiropractic practice managed by HMCA, providing HMCA with management fees of approximately $22,500 in fiscal 2003 and $180,000 in fiscal 2002, was owned by a seller in an acquisition. HMCA discontinued management of this practice in the beginning of the second quarter of fiscal 2003.

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

HMCA COMPETITION

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

GOVERNMENT REGULATION APPLICABLE TO HMCA

FEDERAL REGULATION

Stark Law

Under the federal Self-Referral Law, also referred to as the "Stark Law", which is applicable to Medicare and Medicaid patients, and the self-referral laws of various States, certain health practitioners, including physicians, chiropractors and podiatrists, are prohibited from referring their patients for the provision of designated health services, including diagnostic imaging and physical therapy services, to any entity with which they or their immediate family members have a financial relationship, unless the referral fits within one of the specific exceptions in the statutes or regulations. Statutory exceptions under the Stark Law include, among others, direct physician services, in-office ancillary services rendered within a group practice, space and equipment rental and services rendered to enrollees of certain prepaid health plans. Some of these exceptions are also available under the State self-referral laws.

Anti-kickback Regulation

Under the federal Anti-kickback statute, which is applicable to Medicare and Medicaid, it is illegal, among other things, for a provider of MRI services to pay or offer money or other consideration to induce the referral of MRI scans. Neither HMCA nor its clients engage in this practice.

In fiscal 2004, approximately 8.5% of the revenues of HMCA's clients were attributable to Medicare and 1.0% were attributable to Medicaid. In fiscal 2003, approximately 11.8% of the revenues of HMCA's clients were attributable to Medicare and 0.5% were attributable to Medicaid.

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

HMCA's clients generate revenue from patients covered by no-fault insurance and workers' compensation programs. For the fiscal year ended June 30, 2004 approximately 57.9% of our clients' receipts were from patients covered by no-fault insurance and approximately 6.7% of our client's receipts were from patients covered by worker's compensation programs. For the fiscal year ended June 30, 2003, approximately 57.7% of HMCA's clients' receipts were from patients covered by no-fault insurance and approximately 11.1% of HMCA's clients' receipts were from patients covered by workers compensation programs. In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA could be required to modify its business practices and services in ways that could be more costly to HMCA or in ways that decrease the revenues which HMCA receives from its clients.

HMCA believes that it and its clients are in compliance with applicable Federal, State and local laws. HMCA does not believe that such laws will have any material effect on its business.

EMPLOYEES

As of July 1, 2004, we employed 476 persons on a full-time and part-time basis. Of such employees, 31 were engaged in marketing and sales, 52 in research and development, 92 in production, 51 in customer support services, 250 in administration, including 135 on site at facilities and offices managed by HMCA and 74 performing billing, collection and transcription services for those facilities.

ITEM 2. PROPERTIES

Fonar leases approximately 135,240 square feet of office and plant space at its principal offices in Melville, New York and at two other locations in Melville and Farmingdale, New York at a current aggregate annual rental rate of $993,578, excluding utilities, taxes and other related expenses. The term of one of the leases includes options to renew up through 2008 and the terms of the other leases extend to the beginning of 2009. Management believes that these premises are adequate for its current needs. HMCA leases approximately 16,850 square feet for its headquarters in Melville, New York at a current annual rental rate of $426,930. The term of the lease extends through September, 2009. In addition, HMCA maintains leased office premises for its clients at approximately 22 site locations having an aggregate annual rental rate of approximately $1.3 million under leases having various terms.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation pending, or to its knowledge, threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 14, 2004, we held our annual meeting of stockholders. The matters before the meeting were 1. the election of directors, 2. the ratification of certain stock bonus plans and 3. the ratification of the selection of auditors for fiscal 2004. All nominees for directors were elected and all other proposals were approved, including the selection of Marcum & Kliegman LLP as the Company's auditors for fiscal 2004. All of the directors elected, Raymond V. Damadian, Claudette J.V. Chan, Robert Janoff, Charles N. O'Data and Robert Djerejian were sitting directors. The plans ratified by the stockholders were the Supplemental 2003 Stock Bonus Plan and the 2004 Stock Bonus Plan. The table below lists the votes cast for, against or withheld, as well as abstentions and broker non-votes.

(1) Election of Directors:

                              FOR                   WITHHELD
                              ---                   --------

Raymond V. Damadian        324,800,951              3,057,114
Claudette J.V. Chan        324,797,479              3,060,586
Robert J. Janoff           324,969,072              2,889,093
Charles N. O'Data          325,025,571              2,832,494
Robert Djerejian           324,901,727              2,956,338

(2) Ratification of Stock Bonus and Option Plans

   FOR         AGAINST        ABSTAIN     BROKER NON-VOTES
   ---         -------        -------     ----------------
 256,049,474   6,642,339      689,345       64,476,907

(3) Ratification of Auditors Marcum & Kliegman LLP

   FOR         AGAINST        ABSTAIN    BROKER NON-VOTES
   ---         -------        -------    ----------------
 326,045,921   1,413,213      398,932          0

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded in the Nasdaq SmallCap market under the National Association of Securities Dealers Automated Quotation System, also referred to as "NASDAQ", symbol FONR. The following table sets forth the high and low trades reported in NASDAQ System for the periods shown.

                      Fiscal Quarter              High    Low
                -----------------------------     ----    ----
                July     -  September    2002     1.99    0.99
                October  -  December     2002     1.30    0.96
                January  -  March        2003     1.12    0.80
                April    -  June         2003     1.45    0.81
                July     -  September    2003     2.10    1.19
                October  -  December     2003     1.60    1.10
                January  -  March        2004     1.59    1.15
                April    -  June         2004     1.52    1.13
                July     -  August       2004     1.30    1.00

On August 31, 2004, we had approximately 4,671 stockholders of record of our Common Stock, 10 stockholders of record of our Class B Common Stock, 4 stockholders of record of our Class C Common Stock and 4,031 stockholders of record of our Class A Non-voting Preferred Stock.

At the present time, the only class of our securities for which there is a market is the Common Stock.

We paid cash dividends in fiscal 1998 and the first three quarters of fiscal 1999 on monies we received from the enforcement of our patents. Except for these dividends, we have not paid any cash dividends. We anticipate paying one additional dividend on monies received from the enforcement of our patents. Except for these dividends, however, we expect that we will retain earnings to finance the development and expansion of our business.

Item 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data has been extracted from our consolidated financial statements for the five years ended June 30, 2004. This consolidated selected financial data should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this form.

     STATEMENT OF OPERATIONS

                           As of and For the Periods Ended June 30,
                  2004             2003          2002            2001          2000
             ---------------  -------------  -------------  -------------  -------------
Revenues(1)     $71,609,000    $52,892,000    $43,161,000    $40,274,000    $33,560,000

Cost of         $44,407,000    $32,477,000    $24,682,000    $25,959,000    $25,054,000
revenues(1)

Research &       $5,491,000     $5,164,000     $5,100,000     $5,866,000     $5,532,000
Development
Expenses

Net Loss        $(9,494,000)  $(15,201,000)  $(16,956,000)  $(14,538,000)  $(11,054,000)
from
continued
operations

Net Gain        $ ---            $ 194,000    $(5,926,000)     $(646,000)       $98,000
(Loss) from
discontinued
operations

Basic and            $(.10)         $ (.20)        $ (.27)       $  (.25)      $   (.20)
Diluted Net
Loss per
common share-
continuing
operations

Basic and            $---           $  ---         $ (.09)       $  (.01)      $    ---
Diluted Net
Gain (Loss)
per common
share-
discontinued
operations

Weighted          91,027,951     75,816,973     63,511,814     57,388,050    55,096,212
average
number of
shares
outstanding

                               BALANCE SHEET DATA
Working          $22,593,000    $13,517,000    $14,107,000    $17,206,000   $24,857,000
capital(1)

Total            $77,201,000    $58,749,000    $73,129,000    $84,900,000   $84,599,000
assets

Long-            $ 6,702,000     $1,930,000    $ 9,624,000    $17,760,000   $15,443,000
term debt(1)
and
obligations
under
capital
leases

Stock-           $43,154,000    $32,379,000    $35,695,000    $41,830,000   $51,285,000
holder's
equity

(1) Amounts as of and for the years ended June 30, 2000 to June 30, 2003 have been adjusted for the reclassification of discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

INTRODUCTION.

Fonar was formed in 1978 to engage in the business of designing, manufacturing and selling MRI scanners. In 1997, we formed a wholly-owned subsidiary, Health Management Corporation of America, also referred to as "HMCA", formerly known as U.S. Health Management Corporation, in order to expand into the physician and diagnostic management services business.

FONAR's principal MRI products are its Stand-Up(TM) MRI and Fonar 360(TM) MRI scanners. The Stand-Up(TM) MRI allows patients to be scanned for the first time under weight-bearing conditions. The Company has been aggressively seeking new sales and during fiscal 2004 and 2003, respectively received orders for 39 and 22 Stand-Up(TM) MRI scanners. The Stand-Up(TM) MRI is the only MRI capable of producing images in the weight bearing state.

At 0.6 Tesla field strength, the Stand-Up(TM) MRI and Fonar 360(TM) magnets are among the highest field open MRI scanners in the industry, offering non-claustrophobic MRI together with high-field image quality. Fonar's open MRI scanners were the first high field strength MRI scanners in the industry.

HMCA commenced operations in July, 1997 and generates revenues from providing comprehensive management services, including development, administration, accounting, billing and collection services, together with office space, medical equipment, supplies and non-medical personnel to its clients. Revenues are in the form of fees which are earned under contracts with MRI facilities and physical rehabilitation practices. Since April 2003, HMCA no longer engages in the management of primary care medical practices.

All of HMCA's revenues for the fiscal year ended June 30, 2004 and 99% of HMCA's revenues for the fiscal years ended June 30, 2003, June 30, 2002, were derived from contracts with facilities and practices owned by Dr. Raymond V. Damadian, the President of FONAR and HMCA and principal stockholder of FONAR. The agreements with the MRI facilities are for one-year terms which renew automatically on an annual basis, unless terminated. The fees are based on the number of procedures performed and currently range from $250 to $550 per MRI scan. The fees are reviewed and if appropriate, adjusted on an annual basis by mutual agreement.

The agreements with the physical rehabilitation practices, which were executed in 1998, provide for a term of 20 years. The fees are fixed monthly fees adjusted annually. Historically, adjustments have been on the basis of changes in HMCA's costs, plus a percentage of costs. Currently, the monthly fees under these contracts with the physical rehabilitation practices range from approximately $90,000 to $285,000. Prior to HMCA's diversiture of A&A Services, Inc., which managed the medical practices, the monthly fees under the contracts with the medical practices were $110,000 during fiscal 2003.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We recognize revenue and related costs of revenue from sales contracts for our MRI scanners, under the percentage-of-completion method. Under this method, we recognize revenue and related costs of revenue, as each sub-assembly is completed. Amounts received in advance of our commencement of production are recorded as customer advances.

We recognize revenue from license agreements for our intellectual property over the shorter of the contractual life of the license or the estimated economic life. For our current license agreement, we are recognizing revenue ratably over 5 years.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2004, we recorded a valuation allowance which reduced our deferred tax assets to equal our deferred tax liability.

We amortize our intangible assets, including patents, purchased management agreements and capitalized software development costs, over the shorter of the contractual/legal life or the estimated economic life. Our amortization life for patents, purchased management agreements and capitalized software development costs is 15 to 17 years, 20 years and 5 years, respectively.

We periodically assess the recoverability of long-lived assets, including property and equipment, intangibles and management agreements, when there are indications of potential impairment, based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors. During the year ended June 30, 2002, we recorded an impairment loss of $4,700,000 related to the management contracts in our physician's management services segment with the primary care medical practices. In April, 2003, we sold A&A Services, Inc., the subsidiary which held those contracts, back to the original sellers for a purchase price of $4.0 million. In addition, the buyers released HMCA from the balance of its indebtedness remaining due on the original purchase, in the amount of $913,495. As depreciated assets attributed to these contracts was $3,298,443, we recognized a gain of $509,814 on the transaction. These amounts have been reflected as discontinued operations in the accompanying consolidated financial statements.

RESULTS OF OPERATIONS. FISCAL 2004 COMPARED TO FISCAL 2003

In fiscal 2004, we experienced a net loss of $9.5 million on revenues of $71.6 million, as compared to a net loss of $15.0 million on revenues of $52.9 million for fiscal 2003. This represents a decrease in the net loss of 36.7.% and an increase in revenues of 35.4%. This was due in part to the fact that while revenues increased by 35.4%, total costs and expenses increased by only 17.7%. Our consolidated operating loss decreased by 43.7% to $8.5 million for fiscal 2004 as compared to an operating loss of $15.1 million for fiscal 2003.

Discussion of Operating Results of Medical Equipment Segment
Fiscal 2004 Compared to Fiscal 2003
------------------------------------------------------------

Revenues attributable to our medical equipment segment increased by 62.3% to $48.6 million in fiscal 2004 from $30.0 million in fiscal 2003, reflecting an increase in product sales of 72.4%, from $24.9 million in fiscal 2003 to $43.0 million in fiscal 2004 and an increase in service revenue of 29.4%, from $2.5 million in fiscal 2003 to $3.2 million in fiscal 2004. This improvement in revenues was attributable to our increase in sales of our Stand-Up(TM) MRI, which is unique in that it permits MRI scans to be performed on patients upright in the weight-bearing state and in multiple positions that correlate with symptoms. The increase in service revenue is a result primarily of our increase scanner base, as scanners sold in previous years become service customers after the warranty period expires. During the fiscal years ended June 30, 2004 and June 30, 2003, respectively, we received orders for 39 and 22 Stand-Up(TM) MRI scanners.

Confirming our expectation of increased demand for our MRI scanners, product sales to unrelated parties increased by 113.3% in fiscal 2004 from $17.7 million in fiscal 2003 to $37.7 million in fiscal 2004. Product sales to related parties decreased, however, by 26.9% in fiscal 2004 from $7.3 million in fiscal 2003 to $5.3 million in fiscal 2004. We believe that our principal challenges in achieving greater market penetration are attributable to the better name recognition and larger sales forces of our larger competitors such as General Electric, Siemens, Hitachi, Philips and Toshiba and the ability of some of our competitors to offer attractive financing terms through affiliates, such as G.E. Capital. Nevertheless, no other competitor offers a whole body weight bearing MRI scanner such as the Stand-Up(TM) MRI, and the General Electric Medical Systems division of General Electric acts as a manufacturer's representative for the Stand-Up(TM) MRI.

We believe that our continuing increase in unrelated party sales shows that we are successfully meeting that challenge. Sales to related parties in fiscal 2004 were adversely affected, however, by the bankruptcy during the year of their primary financing source, which had to be replaced. We anticipate that the trend of increased sales to unrelated parties relative to sales to related parties will continue to increase as we increase our penetration of the general market.

The operating loss for the medical equipment segment improved by 22.1% from a loss of $11.3 million in fiscal 2003 to a loss of $8.8 million in fiscal 2004. This improvement is attributable to our continuing increase in gross margins on our scanner sales.

We recognized revenues of $42.7 million from the sale of our Stand-Up(TM) MRI scanners in fiscal 2004. In fiscal 2003, we recognized revenues of $24.3 million from the sale of Stand-Up(TM) MRI scanners, and $100,000 from the sale of one refurbished, used, Beta(TM) scanner. We no longer manufacture Beta(TM) scanners.

Sales of MRI scanners to affiliated parties, consisting of professional corporations and other entities in which Dr. Damadian or members of his family have an interest represented approximately 7.4%, or $5.3 million, of our revenues in fiscal 2004, as compared to 13.8%, or $7.3 million, of our revenues in fiscal 2003.

License and royalty revenue declined by 4.1% to approximately $2.4 million in fiscal 2004 from approximately $2.6 million in fiscal 2003.

Gross profit margins on product sales improved during fiscal 2004 from 35.7% in fiscal 2003 to 38.1% in fiscal 2004. The improvement was principally attributable to the medical equipment segment operating at a higher level of capacity resulting from the increased sales volume.

Research and development expenses, net of capitalized costs, increased by 6.3% to $5.5 million in fiscal 2004 as compared to $5.2 million in fiscal 2003. Our expenses for fiscal 2004 represented continued research and development of FONAR's scanners, FONAR's new hardware and software product, Sympulse(TM) and new surface coils to be used with the Stand-Up(TM) MRI scanner.

Discussion of Operating Results of Physician and Diagnostic Services Management Segment. Fiscal 2004 Compared to Fiscal 2003
--------------------------------------------------------------------------------

Revenues attributable to the Company's physician and diagnostic services management segment, HMCA, increased by 0.2% to $23.0 million in fiscal 2004 from $22.9 million in fiscal 2003. The reversal of the decline in revenues reflected anticipated increases in revenues provided by upgraded facilities offsetting the closing of underperforming facilities. Presently, four MRI facilities managed by HMCA have Stand-Up(TM) MRI scanners and additional upgrades are planned.

Cost of revenues as a percentage of the related revenues for our physician and diagnostic services management segment increased from $13.3 million or 57.9% of related revenues for the year ended June 30, 2003 to $13.8 million, or 60% of related revenue for the year ended June 30, 2004.

Operating results of this segment improved from an operating loss of $3.8 million in fiscal 2003 to operating income of $308,000 in fiscal 2004. In the fourth quarter of fiscal 2003, HMCA recognized an impairment loss of $795,237, on certain management agreements with a physical rehabilitation and therapy facility which was closed in the beginning of the second quarter of fiscal 2003. We attribute the improvement to HMCA's focus on upgrading the more promising sites it manages such as the introduction of Stand-Up(TM) MRI scanners at MRI facilities.

Discussion of Consolidated Results of Operations
Fiscal 2004 Compared to Fiscal 2003
------------------------------------------------

We recognized interest income of $448,571 in 2004 as compared to $670,678 in fiscal 2003, representing a decrease of 33.1%. The decrease was attributable primarily to a decrease in interest on our investments in marketable securities and a decrease in interest income from related parties.

Interest expense of $268,128 was recognized in fiscal 2004 decreasing from $626,450 in fiscal 2003 and representing a decrease of 57.2%. The decrease was attributable primarily to the repayment of debt and capital lease obligations in fiscal 2004.

Selling, general and administrative expenses increased by 7.3% to $25.1 million in fiscal 2004 from $23.4 million in fiscal 2003. The increase in selling, general and administrative expenses was attributable primarily to the expansion of Fonar's increased manufacturing, advertising, marketing and sales activity. Commencing in fiscal 2002, we engaged the services of an advertising agency and introduced television and radio advertising.

The decrease in compensatory element of stock issuances from approximately $4.8 million in fiscal 2003 to $4.1 million in fiscal 2004 reflected the continued but reduced use of Fonar's stock bonus plan to pay certain highly compensated employees and others in stock rather than in cash.

The lower provision for bad debt of $331,000 in fiscal 2004 as compared to $702,000 in fiscal 2003, reflected a decrease in reserves and write-offs of certain receivables.

The amortization expense of $634,000 in fiscal 2004 and $696,000 in fiscal 2003, reflects the amortization of management agreements attributable to HMCA's acquisitions.

We are enthusiastic about the future of our Stand-Up(TM) MRI and FONAR 360(TM) scanners which bring a new plateau of openness to diagnostic MRI and are expected to bring a new frontier in performing MRI guided intervention. We believe our new products are beginning to successfully penetrate the market, as reflected in the dramatic increase in product sales from approximately $3.4 million in fiscal 2000 to $6.1 million in fiscal 2001, to $11.6 million in fiscal 2002, to $24.9 million in fiscal 2003 and $43.0 in fiscal 2004. Most of the revenues on the Stand-Up(TM) MRI scanners sold in the last quarter of fiscal 2004, were not recognized as of June 30, 2004, and as of June 30, 2004, our balance sheet reflects $7.8 million in customer advances, as compared to $4.9 million in customer advances as at June 30, 2003. In addition to our success with our Stand-Up(TM) MRI, we sold our first Fonar 360(TM) in the first quarter of fiscal 2005. In addition to increased product sales, the service and repair fees have steadily increased, as reflected by the increase in service and repair fees from $1.7 million in fiscal 2000 to $2.0 million in fiscal 2001 to $2.2 million in fiscal 2002 to $2.5 million in fiscal 2003 and $3.2 million in fiscal 2004.

Continuing our tradition as the originator of MRI, we remain committed to maintaining our position as a leading innovator of the industry through aggressive investing in research and development. In fiscal 2004 we continued our investment in the development of our new MRI scanners, together with software and upgrades, with an investment of $6,079,797 in research and development, $588,735 of which was capitalized, as compared to $5,955,667, $791,216 of which was capitalized, in fiscal 2003. The research and development expenditures were approximately 12.5% of revenues attributable to our medical equipment segment, and 8.5% of total revenues, in 2004 and 19.9% of medical equipment segment revenues, and 11.3% of total revenues in fiscal 2003. This represented a 2.1% increase in research and development expenditures in fiscal 2004 as compared to fiscal 2003 and our significantly higher total revenues and medical equipment revenues which have resulted from our greater emphasis on marketing and selling.

In summary, Fonar continued the trend of steadily increasing MRI scanner sales, most dramatically the increase in Stand-Up(TM) MRI scanner sales from fiscal 2001 through fiscal 2004. We anticipate that the increase in scanner sales will continue due to the unique capability of the Stand-Up(TM) MRI scanner to scan patients in weight-bearing positions and future sales of the Fonar 360(TM) for image guided interventional procedures and treatments. Service revenues have also increased over the past five fiscal years.

The physician and diagnostic services management segment, HMCA, revenues reversed their decline in the same period, from $28.5 in fiscal 2001 to $27.0 million in fiscal 2002 to $22.9 in fiscal 2003 and $23.0 million in fiscal 2004.

We have reversed the decline in HMCA revenues by closing unprofitable facilities and continuing our program of replacing the MRI scanners at the MRI facilities we manage with Stand-Up(TM) MRI scanners. Stand-Up(TM) MRI scanners are now installed in the sites we manage in Islandia, New York, Bensonhurst, New York, Staten Island, New York and Boca Raton, Florida. The next managed facilities which we plan to install Stand-UP(TM) MRI scanners are in East Elmhurst, New York, and Daytona, Florida. Our longer range plans involve managing new MRI facilities clustered in selected television and radio media areas in major metropolitan areas throughout the country.

Expenditures for advertising and marketing are likely to increase, as the Company continues its efforts to promote sales.

RESULTS OF OPERATIONS. FISCAL 2003 COMPARED TO FISCAL 2002

In fiscal 2003, we experienced a net loss of $15.0 million and a net loss from continuing operations of $15.2 million on revenues of $52.9 million as compared to a net loss of $22.9 million and a net loss from continuing operations of $17.0 million on revenues of $43.2 million for fiscal 2002. This represented an decrease in the net loss of 34.4%, a decrease in the net loss from continuing operations of 10.3% and an increase in revenues of 22.5%.

Discussion of Operating Results of Medical Equipment Segment
Fiscal 2003 Compared to Fiscal 2002
------------------------------------------------------------

Revenues attributable to our medical equipment segment increased by 85.2% to $30.0 million in fiscal 2003 from $16.2 million in fiscal 2002, reflecting an increase in product sales of 115%, from $11.6 million in fiscal 2002 to $24.9 million in fiscal 2003 and an increase in service revenue of 13.6% from $2.2 million in fiscal 2002 to $2.5 million in fiscal 2003. We attributed the increase in scanner sales to the growing market penetration of the Stand-Up(TM) MRI. Product sales to unrelated parties increased by 228% in fiscal 2003 from $5.4 million in fiscal 2002 to $17.7 million in fiscal 2003.

Product sales to related parties, consisting of professional corporations and other entities in which Dr. Damadian or members of his family have an interest, increased by approximately 17.7%, from $6.2 million in fiscal 2002 to $7.3 million in fiscal 2003. Such related party scanner sales represented approximately 13.8% of our revenues is fiscal 2003 as compared to 13.9% of our revenues in fiscal 2002.

Licensee and royalty revenue increased by 6.1% to approximately $2.6 million in fiscal 2003 from approximately $2.4 million in fiscal 2002.

Gross profit margins on product sales improved significantly during fiscal 2003 from 28% in fiscal 2002 to 35.6% in fiscal 2003. Such improvement was principally attributable to the medical equipment segment operating at a higher level of capacity resulting from increased sales volume.

Results of operations for the medical equipment segment improved by 26% from an operating loss of $15.4 million in fiscal 2002 to an operating loss of $11.3 million in fiscal 2003. This improvement was attributable to our increase in gross margins on our scanner sales.

We recognized revenues of $24.3 million from the sale of Stand-Up(TM) MRI scanners and of $100,000 from the sale of one refurbished, used, Beta(TM) scanner in fiscal 2003. In fiscal 2002 we recognized revenues of $11.1 million from the sale of Stand-Up(TM) MRI scanners and $361,000 from the sale of two refurbished, used, Beta(TM) scanners.

Research and development expenses, net of capitalized costs, increased by 2% to $5.2 million in fiscal 2003 as compared to $5.1 million in fiscal 2001. Our expenses for fiscal 2003 represented continued research and development of FONAR's scanners, its new hardware and software product, Sympulse(TM) and new surface coils to be used within the Stand-Up(TM) MRI scanner.

Discussion of Operating Results of Physician Management Services Segment. Fiscal 2003 Compared to Fiscal 2002
-------------------------------------------------------------------------

Revenues attributable to our physician and diagnostic services management segment (HMCA) decreased by 15.1% to $22.9 million in fiscal 2003 from $27.0 million in fiscal 2002. The decrease in revenues reflected a decline in MRI scan volume prior to upgrading older scanners and the closing of certain facilities managed by HMCA. The $1.2 million and $1.5 million in revenues from the medical primary care practices in fiscal 2003 and 2002 are not included in HMCA's revenues; this part of its business was sold and results of operations are shown separately under discontinued operations.

Costs of revenues for our physician and diagnostic services management segment increased from $13.7 million, or 50.7%, of related revenues for the year ended June 30, 2002 to $13.3 million, or 57.9%, of related revenues for the year ended June 30, 2002.

Operating results of this segment declined from operating income of $1.1 million in fiscal 2002 to an operating loss of $3.8 in fiscal 2003. In the fourth quarter of fiscal 2003, HMCA recognized an impairment loss of $795,237, on certain management agreements with a physical rehabilitation and therapy facility which was closed in the beginning of the second quarter of fiscal 2003. HMCA believes that focusing its efforts on more profitable facilities, including the introduction of Stand-Up(TM) MRI scanners, will improve HMCA's profitability.

Discontinued Operations - Fiscal 2003 Compared to Fiscal 2002
-------------------------------------------------------------

The net gain from discontinued operations for fiscal 2003 was $0.2 million as compared to a loss from discontinued operations of $5.9 million in fiscal 2002. The net gain from discontinued operations in fiscal 2003 consists of a loss from discontinued operations of $0.3 million offset by a gain from the sale of discontinued operations of $0.5 million. The loss from discontinued operations for fiscal 2002 was attributable primarily to an impairment loss of $4.7 million due to the reduction of the value of the management contracts with the medical primary care practices reflected on our balance sheet because of past and anticipated performance. This portion of HMCA's business was sold and accordingly all results for the current and prior fiscal years have been reclassified as discontinued operations. In addition, included in the loss from discontinued operations in fiscal 2002, we recorded a debt conversion expense of $545,000 in connection with a premium associated with the repayment of approximately $2.5 million in long-term debt incurred in connection with the initial acquisition of A&A by HMCA.

The gain on the sale of discontinued operations in fiscal 2003 was $509,814, and represented the excess of the consideration received over the depreciated value of the contracts and other assets of the sold subsidiary.

Discussion of Consolidated Results of Operations.
Fiscal 2003 Compared to Fiscal 2002
-------------------------------------------------

We recognized interest income of $670,678 in fiscal 2003 as compared to $973,862 in fiscal 2002, representing a decrease of 31.1%. The decrease was attributable primarily to a decrease in interest on the Company's investments in marketable securities.

Interest expense of $626,450 was recognized in fiscal 2003 decreasing from $691,126 in fiscal 2002 and representing a decrease of 9.4%. The decrease was attributable primarily to the repayment of long-term debt and capital lease obligations in fiscal 2002.

In fiscal 2002, we recorded non-cash financing costs of $2.4 million in connection with the payment of our convertible debentures to The Tailwind Fund in common stock and the issuance of related warrants. This expense represented the discount from the market price on the stock issued to The Tailwind Fund and the value of the purchase warrants granted to the investor.

Selling, general and administrative expenses increased by 9.3% to $23.4 million in fiscal 2003 from $21.4 million in fiscal 2002. The increase in selling, general and administrative expenses was attributable primarily to the expansion of Fonar's increased manufacturing, advertising, marketing and sales activity. Commencing in fiscal 2002, we engaged the services of an advertising agency and introduced television and radio advertising.

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

The amortization expense in fiscal 2002 and 2001 of approximately $696,000 in each year reflects the amortization of management agreements attributable to HMCA's acquisitions. The loss on impairment of management agreements of $795,000 was attributable to the closure of the primary care practices managed by HMCA's subsidiary, Central Health Care Services, Inc. because of a significant decline in overall patient volume.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities increased by 35.7% from $15.2 million at June 30, 2003 to $20.6 million at June 30, 2004.

Marketable securities approximated $11.1 million as of June 30, 2004, as compared to $5.8 million as of June 30, 2003. At June 30, 2004, we increased our investments in U.S. Government obligations from approximately $3.9 million at June 30, 2003 to approximately $5.2 million, increased our investments in corporate and government agency bonds from approximately $1.9 million at June 30, 2003 to approximately $3.4 million and increased our investments in certificates of deposits, notes and equivalents from $0 at June 30, 2003 to $2.5 million.

Cash provided by operating activities for fiscal 2004 approximated $6.5 million. Cash provided by operating activities was attributable substantially to the retention of cash payments made by customers through the issuance of stock valued at $12.0 million to pay costs and expenses, the issuance of stock valued at $4.1 million, the compensatory element of stock issuance, the increase of accounts payable of $1.7 million, the increase of various, or "other" current liabilities of $2.6 million and the increase in customer advances of $2.9 million.

Cash used in investing activities for fiscal 2004 approximated $8.4 million. The principal uses of cash from investing activities were purchases of marketable securities of $5.4 million, purchases of property and equipment of $1.9 million, costs of capitalized software development of $630,000 and costs of patents and copyrights of $573,000.

Cash provided by financing activities for fiscal 2004 approximated $2.0 million. The principal sources of cash in financing activities were proceeds from the exercise of stock options and warrants of $3.9 million, offset by the repayment of borrowings and capital lease obligations of $1.0 and distributions to holders of minority interests of $916,000. Proceeds from long-term debt of $5.5 million were offset by an increase of restricted cash of $5.5 million.

Total liabilities increased by 29.4% during fiscal 2004, from approximately $26.0 million at June 30, 2003 to approximately $33.7 million at June 30, 2004. The increase in total liabilities reflected principally an increase of 485.4% in the current portion of long-term debt and capital leases, from $1.0 million at June 30, 2003 to $6.0 million at June 30, 2004, an increase in accounts payable of 44.9% from $3.7 million at June 30, 2003 to $5.4 million at June 30, 2004 and an increase in customer advances of 58.1% from $4.9 million at June 30, 2003 to $7.8 million at June 30, 2004. The increase was offset in part by other items, principally a decrease in billings in excess of costs and estimated earnings of 38.2% from $4.8 million at June 30, 2003 to $2.9 million at June 30, 2004 and a decrease in deferred revenue from a license fee, from $2.3 million at June 30, 2003 to $0 at June 30, 2004.

Our obligations and the periods in which they are scheduled to become due are set forth in the following table:

                                  Due in
                                    Less       Due         Due         Due
                                   than 1     in 1-3      in 4-5     after 5
Obligation            Total        Years       years      years       years
----------         -----------  ----------  ----------  ----------  ----------
Long-term debt     $ 6,245,388  $5,742,570  $  461,078  $   41,740  $     -

Capital lease
Obligation             457,105     240,421     127,355      86,435       2,894

Employment Contract
Obligations          2,083,334     500,000   1,500,000      83,334        -

Operating
  leases            12,899,484   2,685,922   5,041,273   3,651,311   1,520,978
                   -----------  ----------  ----------  ----------  ----------
Total cash
Obligations        $21,685,311  $9,168,913  $7,129,706  $3,862,820  $1,523,872
                   ===========  ==========  ==========  ==========  ==========

As at June 30, 2004, our obligations included approximately $1.7 million in various state sales taxes.

Our working capital surplus as of June 30, 2004 approximates $22.6 million, as compared to a working capital surplus of $13.5 million as of June 30, 2003.

In order to conserve its capital resources, we have issued common stock under our stock bonus and stock option plans to compensate employees and non-employees for services rendered. In fiscal 2004, the compensatory element of stock issuances was $4.1 million as compared to $4.8 million for fiscal 2003. Utilization of equity in lieu of cash compensation has improved our liquidity since it increases cash available for other expenditures.

The foregoing trends in our capital resources are expected to improve as our MRI scanner products gain wider market acceptance and produce greater sales revenues.

Capital expenditures for fiscal 2004 approximated $1.9 million and substantially consisted of office and research and development equipment, in the amount of $1.0 million, capitalized software costs of $630,000, and capitalized patent costs of $573,000.

Fonar has not committed to making capital expenditures in the 2005 fiscal year other than its intention to continue research and development expenditures at current levels. In addition, HMCA plans to incur expenditures of approximately $250,000 for leasehold improvement costs for a new managed MRI facility in Daytona, Florida, together with expenditures of $495,000 and $120,000 for CT and x-ray equipment, respectively, at the Daytona site, $375,000 in connection with a new managed MRI facility in Elmhurst, New York and $220,000 in connection with a managed physical rehabilitation and treatment facility in Elmhurst, New York.

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

Our business plan calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from our installed base of scanners were and $2.5 million for the year ended June 30, 2003 and $3.2 million for the year ended June 30, 2004.

We believe that the above mentioned financial resources, anticipated cash flows from operations and potential financing sources, will provide the cash flows needed to achieve the sales, service and production levels necessary to support its operations.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

FONAR's investments in fixed rate instruments. None of the fixed rate instruments in which we invest extend beyond June 30, 2004. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by us at June 30, 2004.


INTEREST RATE SENSITIVITY
PRINCIPAL AMOUNT BY EXPECTED MATURITY
WEIGHTED AVERAGE INTEREST RATE

            Date        Investments in Fixed Rate     Weighted Average
                        Instruments                   Interest Rate

            6/30/05            7,032,322                  1.47%
            6/30/06            1,100,000                  3.43%
            6/30/07            1,100,000                  3.19%
            6/30/08              650,000                  3.38%
            6/30/09            1,048,500                  3.33%
            6/30/11              100,000                  3.56%
            6/30/14              100,000                  4.16%

Total:                        11,130,822

Fair Value
at 6/30/04                    11,088,437

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

See Note 12 to the consolidated Financial Statements for information on long-term debt.

Item 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       FONAR CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       Page No.
                                                                       --------

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 CONSOLIDATED BALANCE SHEETS
   At June 30, 2004 and 2003

 CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three Years Ended June 30, 2004, 2003 and 2002

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
   For the Three Years Ended June 30, 2004, 2003 and 2002

 CONSOLIDATED STATEMENTS OF CASH FLOWS
   For the Three Years Ended June 30, 2004, 2003 and 2002

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Audit Committee of the Board of Directors
FONAR Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries (the "Company") as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FONAR Corporation and Subsidiaries at June 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

During each of the three years in the period ended June 30, 2004, a significant portion of the Company's revenues was from related parties.


                                                       /s/ Marcum & Kliegman LLP


New York, New York
September 14, 2004

                       FONAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                              June 30,
                                                      --------------------------
                                                          2004          2003
                                                      ------------  ------------

Current Assets:
  Cash and cash equivalents                           $  9,473,989  $  9,334,378
  Marketable securities                                 11,120,141     5,837,017
  Restricted cash                                        5,500,000       -
  Accounts receivable - net of allowances for
    doubtful accounts of $467,990 and $442,437
    at June 30, 2004 and 2003, respectively              1,006,287       716,435
  Accounts receivable - related parties - net of
    allowances for doubtful accounts of $655,563
    and $694,655 at June 30, 2004 and 2003,
    respectively                                           296,909       114,004
  Management fee receivable - related medical
    practices - net of allowances for doubtful
    accounts of $1,874,390 and $1,296,390 at
    June 30, 2004 and 2003, respectively                14,314,657    12,261,288
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                    1,711,306       359,873
  Costs and estimated earnings in excess of
    on uncompleted contracts - related party               111,941       -
  Inventories                                            9,585,346     5,057,261
  Investment in sales-type leases                          153,413       135,456
  Current portion of advances and notes to related
    medical practices                                      240,127       464,181
  Prepaid expenses and other current assets              1,571,550     1,285,861
  Investment in sales-type lease - related party              -           14,285
  Note receivable from buyers of A&A Services                 -          150,000
                                                      ------------  ------------
      Total Current Assets                              55,085,666    35,730,039

Property and Equipment - Net                             8,210,621     8,625,434

Advances and Notes to Related Medical Practices -
  Net of allowances for doubtful accounts of
  $364,791 and $446,035 at June 30, 2004 and
  2003, respectively                                       480,707       802,568

Investment in Sales-Type Lease                             452,778       606,191

Management Agreements - Net                              8,730,273     9,363,850

Other Intangible Assets - Net                            3,957,687     3,375,187

Other Assets                                               283,114       245,392
                                                      ------------  ------------
      Total Assets                                    $ 77,200,846  $ 58,748,661
                                                      ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                              June 30,
                                                      --------------------------
                                                          2004          2003
                                                      ------------  ------------
Current Liabilities:
  Current portion of long-term debt and capital
    leases                                            $  5,982,991  $  1,021,952
  Accounts payable                                       5,368,461     3,703,689
  Other current liabilities                             10,004,799     7,552,223
  Unearned revenue on service contracts - related
    parties                                                373,333       240,139
  Customer advances                                      7,800,305     4,305,918
  Customer advances - related parties                      -             626,847
  Income taxes payable                                      25,831        10,401
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                    2,936,905     4,390,012
  Billings in excess of costs and estimated
    earnings on uncompleted contracts - related
    party                                                  -             361,427
                                                      ------------  ------------
      Total Current Liabilities                         32,492,625    22,212,608
                                                      ------------  ------------
Long-Term Liabilities:
  Due to related medical practices                         154,357       262,335
  Long-term debt and capital leases, less
    current maturities                                     719,502       907,624
  Deferred revenue - license fee, less current
    portion                                                   -        2,340,000
  Other liabilities                                        298,916       301,684
                                                      ------------  ------------
      Total Long-Term Liabilities                        1,172,775     3,811,643
                                                      ------------  ------------
      Total Liabilities                                 33,665,400    26,024,251
                                                      ------------  ------------
Minority Interest                                          381,022       345,118
                                                      ------------  ------------

Commitments, Contingencies and Other Matters

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                   (Continued)

                                                              June 30,
                                                     --------------------------
                                                         2004          2003
                                                     ------------  ------------

Stockholders' Equity:
  Class A non-voting preferred stock - $.0001
    par value;  authorized - 8,000,000 shares;
    issued and outstanding - 7,836,287 shares
    at June 30, 2004 and 2003                        $        784  $        784
  Preferred stock - $.001 par value;
    authorized - 10,000,000 shares; issued
    and outstanding - none                                   -             -
  Common stock - $.0001 par value; authorized -
    110,000,000 shares at June 30, 2004 and 2003;
    issued - 98,704,937 and 82,452,958 shares
    at June 30, 2004 and 2003, respectively;
    outstanding - 98,413,873 and 82,161,894
    shares at June 30, 2004 and 2003, respectively          9,840         8,246
  Class B common stock (10 votes per share) -
    $.0001 par value; authorized - 4,000,000
    shares; issued and outstanding - 4,153 shares
    at June 30, 2004 and 2003                             -             -
  Class C common stock (25 votes per share) -
    $.0001 par value; authorized - 10,000,000
    shares; issued and outstanding - 9,562,824
    shares at June 30, 2004 and 2003                          956           956
  Paid-in capital in excess of par value              152,090,431   131,519,579
  Accumulated other comprehensive (loss) income           (45,871)       68,672
  Accumulated deficit                                (107,383,692)  (97,889,309)
  Notes receivable from employee stockholders            (842,634)     (654,246)
  Treasury stock, at cost - 291,064 shares
    of common stock at June 30, 2004 and 2003            (675,390)     (675,390)
                                                     ------------  ------------
      Total Stockholders' Equity                       43,154,424    32,379,292
                                                     ------------  ------------
      Total Liabilities and Stockholders' Equity     $ 77,200,846  $ 58,748,661
                                                     ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Years Ended June 30,
                                        ---------------------------------------
                                           2004          2003          2002
Revenues                                -----------  ------------  ------------
  Product sales - net                   $37,658,710   $17,652,799  $  5,364,809
  Product sales - related parties - net   5,315,837     7,276,209     6,229,195
  Service and repair fees - net           2,729,352     2,063,999     1,901,954
  Service and repair fees - related
    parties - net                           480,556       415,691       254,173
  Management and other fees - related
    medical practices - net              22,979,902    22,932,837    27,007,974
  License fees and royalties              2,445,000     2,550,000     2,403,000
                                        -----------  ------------  ------------
      Total Revenues - Net               71,609,357    52,891,535    43,161,105
                                        -----------  ------------  ------------
Costs and Expenses
  Costs related to product sales         23,160,484    11,681,213     3,815,081
  Costs related to product sales -
    related parties                       3,447,944     4,351,860     4,523,940
  Costs related to service and repair     3,323,862     2,539,563     2,338,361
  Costs related to service and repair
    fees - related parties                  688,606       627,661       312,493
  Costs related to management and other
    fees - related medical practices     13,786,039    13,277,016    13,691,973
  Research and development                5,491,062     5,164,451     5,099,782
  Selling, general and administrative    25,091,363    23,361,212    21,379,598
  Compensatory element of stock
    issuances for selling, general and
    administrative expenses               4,125,717     4,842,748     4,712,163
  Provision for bad debts                   330,997       701,534       972,236
  Loss on impairment of management
    agreement                                  -          795,237       -
  Amortization of management agreements     633,577       696,285       696,285
                                        -----------  ------------  ------------
      Total Costs and Expenses           80,079,651    68,038,780    57,541,912
                                        -----------  ------------  ------------
      Loss from Operations               (8,470,294)  (15,147,245)  (14,380,807)

Other Income (Expenses)
Financing Costs Due to the change in
  term of Warrants                         (238,950)         -       (2,368,541)
Interest Expense                           (263,803)     (580,748)     (691,126)
Interest Expense - Related Parties           (4,325)      (45,702)      -
Investment Income                           403,398       470,271       824,858
Interest Income - Related Parties            45,173       200,407       149,004
Other Income (Expense)                       16,247       (25,499)      (69,133)
Minority Interests in Income of
  Partnerships                             (951,940)     (776,222)     (392,842)
                                        -----------  ------------  ------------
      Loss Before (Provision for)
        Benefit from Income Taxes        (9,464,494)  (15,904,738)  (16,928,587)

(Provision for) Benefit from Income
  Taxes                                     (29,889)      703,871       (27,039)
                                        -----------  ------------  ------------
      Net Loss from Continuing
        Operations                       (9,494,383) $(15,200,867) $(16,955,626)
                                        -----------  ------------  ------------

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                              For the Years Ended June 30,
                                        ---------------------------------------
                                           2004          2003          2002
                                        -----------  ------------  ------------

Discontinued Operations:
  Loss from discontinued operations       $    -     $   (315,363) $ (5,926,581)
  Gain on sale of discontinued
  operations                                   -          509,814          -
                                        -----------  ------------  ------------
      Net Gain (Loss)from Discontinued
        Operations                             -          194,451    (5,926,581)
                                        -----------  ------------  ------------
      Net Loss                          $(9,494,383) $(15,006,416) $(22,882,207)
                                        ===========  ============  ============
Basic and Diluted Net Loss Per Share -
  Continuing Operations                      $(0.10)       $(0.20)       $(0.27)
Basic and Diluted Net Loss Per share -
  Discontinued Operations                       -             -           (0.09)
                                             ------        ------        ======
Basic and Diluted Net Loss Per Share         $(0.10)       $(0.20)       $(0.36)
                                             ======        ======        ======
Weighted Average Number of Shares
  Outstanding                            91,027,951    75,816,973    63,511,814
                                        ===========  ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        FOR THE YEAR ENDED JUNE 30, 2004

                                               Common Stock           Class C
                                        --------------------------    Common
                                           Shares        Amount       Stock
                                        ------------  ------------  ------------
Balance - June 30, 2003                   82,452,958    $    8,246    $      956

Net loss                                        -             -             -
Other comprehensive (loss) income, net
  of tax: Unrealized losses on
    securities arising during the
      year, net of tax                          -             -             -
Exercise of stock options                    201,421            20          -
Exercise of callable warrants              3,551,625           355          -
Stock issued to employees under stock
  bonus plans                              1,792,648           179          -
Issuance of stock for goods and
  services                                 8,927,183           892          -
Issuance of stock for consulting
  services                                 1,223,198           122          -
Net reduction in notes receivable
  from employee stockholders                    -             -             -
Issuance of stock for notes receivable
  - employee stockholders                    264,840            26          -
Financing costs due to change in terms
  of warrants                                   -             -             -
                                        ------------  ------------  ------------
BALANCE - JUNE 30, 2004                   98,413,873    $    9,840    $      956
                                        ============  ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        FOR THE YEAR ENDED JUNE 30, 2004

                                          Class A       Paid-in
                                         Non-Voting    Capital in
                                         Preferred     Excess of      Treasury
                                           Stock       Par Value       Stock
                                        ------------  ------------  ------------
Balance - June 30, 2003                  $       784  $131,519,579  $  (675,390)

Net loss                                        -             -            -
Other comprehensive (loss) income, net
  of tax: Unrealized losses on
    securities arising during the
      year, net of tax                          -             -            -
Exercise of stock options                       -          219,428         -
Exercise of callable warrants                   -        3,636,789         -
Stock issued to employees under stock
  bonus plans                                   -        2,520,464         -
Issuance of stock for goods and
  services                                      -       12,001,820         -
Issuance of stock for consulting
  services                                      -        1,676,542         -
Net reduction in notes receivable from
  employee stockholders                         -             -            -
Issuance of stock for notes receivable
  - employee stockholders                       -          276,859         -
Financing costs due to change in terms
  of warrants                                   -          238,950         -
                                        ------------  ------------  ------------
BALANCE - JUNE 30, 2004                  $       784  $152,090,431  $  (675,390)
                                        ============  ============  ============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       FOR THE YEAR ENDED JUNE 30, 2004


                                         Notes      Accumulated
                                       Receivable      Other
                                         From       Comprehensive  Accumulated
                                      Stockholders  (Loss) Income    Deficit
                                      ------------  ------------- --------------

Balance - June 30, 2003               $  (654,246)  $    68,672    $(97,889,309)

Net loss                                     -             -         (9,494,383)

Other comprehensive (loss) income,
   net of tax: Unrealized losses on
    securities arising during the
      year, net of tax                       -         (114,543)            -
Exercise of stock options                    -             -                -
Exercise of callable warrants                -             -                -
Stock issued to employees under
  stock bonus plans                          -             -                -
Issuance of stock for goods and
  services                                   -             -                -
Issuance of stock for consulting
  services                                   -             -                -
Net reduction in notes receivable
  from employee stockholders               88,497          -                -
Issuance of stock for notes
  receivable - employee stockholders     (276,885)         -                -
Financing costs due to change in
  terms of warrants                          -             -                -
                                      ------------  ------------  --------------
BALANCE - JUNE 30, 2004               $  (842,634)  $   (45,871)  $(107,383,692)
                                      ============  ============  =============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        FOR THE YEAR ENDED JUNE 30, 2004


                                                                   Comprehensive
                                                       Total       Income (Loss)
                                                   ------------    -------------

Balance - June 30, 2003                            $ 32,379,292    $    -

Net loss                                             (9,494,383)     (9,494,383)

Other comprehensive income, net of tax:
  Unrealized losses on securities arising during
    the year, net of tax                               (114,543)       (114,543)
Exercise of stock options                               219,448         -
Exercise of callable warrants                         3,637,144         -
Stock issued to employees under stock bonus plans     2,520,643         -
Issuance of stock for goods and services             12,002,712         -
Issuance of stock for consulting services             1,676,664         -
Net reduction in notes receivable from employee
  stockholders                                           88,497         -
Issuance of stock for notes receivable - employee
  stockholders                                             -               -
Financing costs due to change in terms of warrants      238,950         -
                                                   ------------    ------------
BALANCE - JUNE 30, 2004                            $ 43,154,424    $ (9,608,926)
                                                   ============    ============



See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2003

                                                                     Class B
                                                                     Common
                                                Common Stock         Stock      Class C
                                          ----------------------    --------    Common
                                            Shares       Amount      Shares     Stock
                                          ----------   ---------    --------    -------
Balance - June 30, 2002                   71,582,243   $   7,158       4,211    $   956

Net loss                                        -            -          -          -

Other comprehensive income, net of tax:
    Unrealized losses on securities
      arising during the year, net of tax       -            -          -          -

Exercise of stock options                     27,571           3        -          -
Exercise of callable warrants              1,000,000         100        -          -
Stock issued to employees under stock
  bonus plans                              2,400,117         240        -          -
Issuance of stock for goods and services   5,433,077         543        -          -
Issuance of stock for consulting services    772,042          78        -          -
Issuance of stock for options held by
  related party                            1,125,000         113        -          -
Issuance of stock for note payable            15,000           1        -          -
Issuance of stock for minority interest       97,850          10        -          -
Net reduction in notes receivable
  from stockholders                            -           -            -          -
Conversion of Class B common stock to
  common stock                                    58       -             (58)      -
                                          ----------   ---------    --------    -------
BALANCE - JUNE 30, 2003                   82,452,958   $   8,246       4,153   $    956
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

                       FONAR CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        FOR THE YEAR ENDED JUNE 30, 2002


                                               Common Stock            Class C
                                        --------------------------     Common
                                           Shares        Amount         Stock
                                        ------------  ------------  ------------

Balance - June 30, 2001                   59,524,455      $  5,952      $   956

Net loss                                       -              -            -

Other comprehensive income, net of tax:
    Unrealized gains on securities
      arising during the year, net
      of tax                                   -              -            -

Exercise of stock options                     13,868             1         -
Exercise of callable warrants              1,000,000           100         -
Stock issued to employees under
  stock bonus plans                        2,108,674           211         -
Issuance of stock for
  professional services                      604,492            60         -
Issuance of stock under
  consulting contracts                     1,116,078           112         -
Issuance of stock for note
  receivable - stockholders                  140,100            14         -
Issuance of stock for
  conversion of convertible
  debentures                               3,832,073           383         -
Issuance of stock for financing
  costs                                    1,099,503           110         -
Issuance of stock for notes
  payable                                  2,045,000           205         -
Issuance of stock for equipment               98,000            10         -
Net reduction in notes
  receivable from stockholders                  -            -             -
Amortization of unearned
  compensation                                  -            -             -
Amortization of value assigned
  to warrants in debt financing                 -            -             -
                                          ----------     --------      --------
BALANCE - JUNE 30, 2002                   71,582,243     $  7,158      $    956
                                          ==========     ========      ========

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        FOR THE YEAR ENDED JUNE 30, 2002

                                          Class A        Paid-in
                                         Non-Voting    Capital in     Treasury
                                          Preferred     Excess of     Stock
                                            Stock       Par Value     Amount
                                        ------------  ------------  ------------

Balance - June 30, 2001                     $    784  $104,984,020    $(675,390)

Net loss                                        -             -            -

Other comprehensive income, net of tax:
    Unrealized gains on securities
      arising during the year, net
      of tax                                    -             -            -

Exercise of stock options                       -           15,045         -
Exercise of callable warrants                   -        1,499,900         -
Stock issued to employees under
  stock bonus plans                             -        2,762,301         -
Issuance of stock for
  professional services                         -          728,196         -
Issuance of stock under
  consulting contracts                          -        1,497,916         -
Issuance of stock for note
  receivable - stockholders                     -          159,161         -
Issuance of stock for
  conversion of convertible
  debentures                                    -        4,499,617         -
Issuance of stock for financing
  costs                                         -        1,291,036         -
Issuance of stock for notes
  payable                                       -        2,602,391         -
Issuance of stock for equipment                 -          116,613         -
Net reduction in notes
  receivable from stockholders                  -             -            -
Amortization of unearned
  compensation                                  -             -            -
Amortization of value assigned
  to warrants in debt financing                 -             -            -
                                            --------  ------------  ------------
BALANCE - JUNE 30, 2002                     $    784  $120,156,196    $(675,390)
                                            ========  ============  ============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       FOR THE YEAR ENDED JUNE 30, 2002


                                           Notes                     Accumulated
                                         Receivable                    Other
                                           from         Unearned   Comprehensive
                                        Stockholders  Compensation     Income
                                        ------------  ------------  ------------

Balance - June 30, 2001                 $(1,040,457)  $(1,529,018)  $     84,133

Net loss                                       -             -              -

Other comprehensive income,
    net of tax:
    Unrealized gains on securities
      arising during the year,
      net of tax                               -             -             1,436

Exercise of stock options                      -             -              -
Exercise of callable warrants                  -             -              -
Stock issued to employees under
  stock bonus plans                            -             -              -
Issuance of stock for
  professional services                        -             -              -
Issuance of stock under
  consulting contracts                         -             -              -
Issuance of stock for
  notes receivable - stockholders          (159,175)         -              -
Issuance of stock for conversion
  of convertible debentures                    -             -              -
Issuance of stock for
  financing costs                              -             -              -
Issuance of stock for notes payable            -             -              -
Issuance of stock for Equipment                -             -              -
Net reduction in notes receivable
  from stockholders                         202,500          -              -
Amortization of unearned
  Compensation                                 -          451,623           -
Amortization of value assigned to
  warrants in debt financing                   -        1,077,395           -
                                        ------------  ------------  ------------
BALANCE - JUNE 30, 2002                 $  (997,132)    $    -      $    85,569
                                        ============  ============  ============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       FOR THE YEAR ENDED JUNE 30, 2002

                                      Accumulated                 Comprehensive
                                        Deficit          Total     Income (Loss)
                                     --------------  ------------ --------------

Balance - June 30, 2001              $ (60,000,686)  $41,830,294   $       -

Net loss                               (22,882,207)  (22,882,207)   (22,882,207)

Other comprehensive income,
    net of tax:
    Unrealized gains on securities
      arising during the year,
      net of tax                              -            1,436          1,436

Exercise of stock options                     -           15,046           -
Exercise of callable warrants                 -        1,500,000           -
Stock issued to employees under
  stock bonus plans                           -        2,762,512           -
Issuance of stock for
  professional services                       -          728,256           -
Issuance of stock under
  consulting contracts                        -        1,498,028           -
Issuance of stock for
  notes receivable - stockholders             -             -              -
Issuance of stock for conversion
  of convertible debentures                   -        4,500,000           -
Issuance of stock for
  financing costs                             -        1,291,146           -
Issuance of stock for notes payable           -        2,602,596           -
Issuance of stock for Equipment               -          116,623           -
Net reduction in notes receivable
  from stockholders                           -          202,500           -
Amortization of unearned
  Compensation                                -          451,623           -
Amortization of value assigned to
  warrants in debt financing                  -        1,077,395           -
                                      ------------   ------------  -------------
BALANCE - JUNE 30, 2002               $(82,882,893)  $35,695,248   $(22,880,771)
                                      ============   ============  =============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Years Ended June 30,
                                               -------------------------------------------
                                                    2004           2003           2002
                                               -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                     $ (9,494,383)  $(15,006,416)  $(22,882,207)
  (Income) loss from discontinued operations           -          (194,451)     5,926,581
                                               -------------  -------------  -------------
  Loss from continuing operations                (9,494,383)   (15,200,867)   (16,955,626)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
      Minority interest in income of
        partnerships                                951,940        776,222        392,842
      Depreciation and amortization               3,880,898      4,433,490      4,809,468
      Amortization of unearned license fee       (2,340,000)    (2,340,000)    (2,340,000)
      Loss on impairment of management
        agreement                                      -           795,237           -
      Financing costs due to change in
        terms of warrants                           238,950        -                 -
      Gain on sale of equipment                     (21,500)        (1,608)          -
      Provision for bad debts                       330,997        701,534        972,236
      Compensatory element of stock issuances     4,125,717      4,842,748      4,712,163
      Stock issued for costs and expenses        12,002,712      5,473,949      3,093,797
  (Increase) decrease in operating assets, net:
      Accounts and management fee receivable     (2,938,367)       (73,152)    (1,320,499)
      Notes receivable                              -              170,000        200,000
      Costs and estimated earnings in excess of
        billings on uncompleted contracts        (1,463,374)       792,733        616,250
      Inventories                                (4,528,085)      (393,494)      (938,392)
      Principal payments received on
        sales-type lease - related parties           14,285      2,597,331         93,391
      Principal payments received on
        sales-type lease                            135,456        119,601        119,550
      Prepaid expenses and other current assets    (285,689)      (333,959)      (198,151)
      Other assets                                  (37,722)        80,124        (44,584)
      Receivables and advances to
        related parties and affiliates              519,181        492,594         62,151
  Increase (decrease) in operating
    Liabilities, net:
      Accounts payable                            1,664,772       (295,413)     1,031,617
      Other current liabilities                   2,674,269        472,617       (682,950)
      Customer advances                           2,867,540     (2,774,867)     6,035,110
      Billings in excess of costs and estimated
        earnings on uncompleted contracts        (1,814,534)     3,636,527        763,320
      Other liabilities                              (2,768)       (57,850)        32,123
      Income taxes payable                           15,430       (734,104)        (7,162)
                                               -------------  -------------  -------------
        NET CASH PROVIDED BY CONTINUING
          OPERATIONS                              6,495,725      3,179,393        446,654

        NET CASH PROVIDED BY (USED IN)
          DISCONTINUED OPERATIONS                      -           232,939       (244,905)
                                               -------------  -------------  -------------
        NET CASH PROVIDED BY OPERATING
          ACTIVITIES                              6,495,725      3,412,332        201,749
                                               -------------  -------------  -------------

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Years Ended June 30,
                                               -------------------------------------------
                                                    2004           2003           2002
                                               -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  (Purchases) sales of marketable securities   $ (5,397,667)  $   (280,431)  $    513,219
  Purchases of property and equipment            (1,935,186)    (1,273,557)    (3,097,512)
  Repayment of note receivable from buyers of
    A&A Services                                    150,000           -              -
  Costs of capitalized software development        (630,263)      (791,216)      (855,612)
  Proceeds from sale of discontinued
    operations, net                                 -            2,821,564        -
  Proceeds from sale of equipment                    21,500        133,898         39,465
  Cost of patents and copyrights                   (572,709)      (424,761)      (548,290)
                                               -------------  -------------  -------------
        NET CASH (USED IN) PROVIDED BY
          INVESTING ACTIVITIES                   (8,364,325)       185,497     (3,948,730)
                                               -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                    5,500,000        950,000           -
  Decrease (increase) in restricted cash         (5,500,000)     5,500,000           -
  Repayment of borrowings and capital
    lease obligations                            (1,003,935)    (8,674,362)    (3,930,289)
  Net proceeds from exercise of
    stock options and warrants                    3,928,182      1,104,275      1,515,046
  Distributions to holders of minority interests   (916,036)      (604,230)      (273,508)
                                               -------------  -------------  -------------
        NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                    2,008,211     (1,724,317)    (2,688,751)
                                               -------------  -------------  -------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                  139,611      1,873,512     (6,435,732)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR     9,334,378      7,460,866     13,896,598
                                               -------------  -------------  -------------
CASH AND CASH EQUIVALENTS - END OF YEAR        $  9,473,989   $  9,334,378    $  7,460,866
                                               =============  =============  =============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2004


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

Use of Estimates
----------------

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The most significant estimates relate to allowances, intangible assets, income taxes, useful lives of equipment, contingencies, revenue recognition and litigation. In addition, healthcare industry reforms and reimbursement practices will continue to impact the Company's operations and the determination of contractual and other allowance estimates. Actual results could differ from those estimates.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2004


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

Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and re-evaluates such designations as of each balance sheet date. At June 30, 2004 and 2003, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported in comprehensive income. Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the Consolidated Statements of Operations.

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

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2004


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

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition
-------------------

Revenue on sales contracts for scanners is recognized under the percentage-of-completion method. The Company manufactures its scanners under specific contracts that provide for progress payments. Production and installation take approximately six months. The percentage of completion is determined by the ratio of costs incurred to date on completed sub-assemblies to the total estimated cost for each scanner. Contract costs include purchased parts and components, direct labor and overhead. Revisions in cost estimates and provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. The asset, "Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts", represents revenues recognized in excess of amounts billed. The liability, "Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts", represents amounts billed in excess of revenues recognized.

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

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Minority Interest
-----------------

The Company records adjustments to minority interest for the allocable portion of income or loss that the minority interest holders are entitled based upon their portion of certain of the subsidiaries that they own. Distributions to holders of minority interests are adjusted to the respective minority interest holders' balance.

The Company suspends allocation of losses to minority interest holders when the minority interest balance for a particular minority interest holder is reduced to zero. Any excess loss above the minority interest holders' balance is not charged to minority interest as the minority interest holders have no obligation to fund such losses.

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share
-----------------------------------------------------------------------------

The Company has various stock-based employee compensation plans, which are more fully described in Note 11. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share (Continued)
-----------------------------------------------------------------------------

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

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with EITF 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6"), which nullifies EITF Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share," the Company's participating convertible securities, which include the Class A Non-voting Preferred stock, Class B common stock and Class C common stock, are not included in the computation of basic EPS because the participating securities do not have a contractual obligation to share in the losses of the Company. The provisions of EITF 03-6 became effective for the Company beginning April 1, 2004. The adoption of this new pronouncement did not have any impact on the Company's consolidated financial statements.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation, because they are antidilutive as a result of the net losses, are as follows: 7,690,392, 9,841,956 and 6,213,083 as of June 30, 2004, 2003 and 2002,
respectively.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                  For the Years Ended
                                                        June 30,
                                       ----------------------------------------
                                           2004           2003           2002
                                       ------------  ------------  ------------
Net Loss As Reported                   $ (9,494,383) $(15,006,416) $(22,882,207)

Deduct:
  Total stock-based employee compensation
    expense determined under fair value
    based method for all awards             438,751       559,416       514,581
                                       ------------  ------------  ------------
Proforma Net Loss                      $ (9,933,134) $(15,565,832) $(23,396,788)
                                       ============  ============  ============

Basic and Diluted Net Loss Per Share
  as Reported                                $(0.10)       $(0.20)       $(0.36)
Basic and Diluted Proforma Net Loss          ======        ======        ======
  Per Share                                  $(0.11)       $(0.21)       $(0.37)
                                             ======        ======        ======

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share (Continued)
-----------------------------------------------------------------------------

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                  For the Years Ended
                                                        June 30,
                                       ----------------------------------------
                                           2004           2003           2002
                                       ------------  ------------  ------------
Expected life (years)                           3             3             3
Interest rate                                2.69%         4.00%         4.00%
Annual rate of dividends                        0%            0%            0%
Volatility                                     55%           55%           92%

The weighted average fair value of the options at the date of grant, using the fair value based method, for the years ended June 30, 2004, 2003 and 2002 was estimated at $0.75, $0.60 and $0.67, respectively.

Cash and Cash Equivalents
-------------------------

The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents.

Concentration of Credit Risk
----------------------------

Cash: The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits throughout the year. At June 30, 2004, the Company had cash on deposit of approximately $8,259,000 in excess of federally insured limits.

Related Parties: Net revenues from related parties accounted for approximately 40%, 58% and 78% of the consolidated net revenues for the years ended June 30, 2004, 2003 and 2002, respectively.

Fair Value of Financial Instruments
-----------------------------------

The financial statements include various estimated fair value information at June 30, 2004, 2003 and 2002, as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments (Continued)
----------------------------------------------

Cash and cash equivalents: The carrying amount approximates fair value because of the short-term maturity of those instruments.

Accounts receivable and accounts payable: The carrying amounts approximate fair value because of the short maturity of those instruments.

Investment in sales-type leases and investments, advances and notes to related medical practices: The carrying amount approximates fair value because the discounted present value of the cash flow generated by the related parties approximates the carrying value of the amounts due to the Company.

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

Recent Accounting Pronouncement
-------------------------------

In January 2003, as revised in December 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in t he entity do not have the characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. The effect of the adoption of this new accounting pronouncement did not have a significant impact on the Company's consolidated financial statements for the year ended June 30, 2004.

Reclassifications
-----------------

Certain prior year balances have been reclassified to conform to the current year presentation. The reclassifications did not have any effects on reported net losses for any periods presented

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 3 - MANAGEMENT AGREEMENTS

In connection with two acquisitions completed in June of 1997 and August of 1998, a portion of the purchase price was allocated to various long-term management agreements. The cost, accumulated amortization and net carrying value at June 30, 2004 and 2003 is as follows:

                              As of June 30, 2004
                              -------------------

                             Acquisition               Accumulated  Net Carrying
                                Date          Cost     Amortization    Value
                             -----------  -----------  ------------ ------------
Affordable Diagnostics, Inc. June 1997    $ 3,719,640  $ 1,255,702   $ 2,463,938

Dynamic Health Care
  Management, Inc.           August 1998    8,951,907    2,685,572     6,266,335
                                          -----------  -----------   -----------
                                          $12,671,547  $ 3,941,274   $ 8,730,273
                                          ===========  ===========   ===========

                              As of June 30, 2003
                              -------------------

                             Acquisition               Accumulated  Net Carrying
                                Date          Cost     Amortization    Value
                             -----------  -----------  ------------ ------------
Affordable Diagnostics, Inc. June 1997    $ 3,719,640  $ 1,069,720   $ 2,649,920

Dynamic Health Care
  Management, Inc.           August 1998    8,951,907    2,237,977     6,713,930
                                          -----------  -----------   -----------
                                          $12,671,547  $ 3,307,697   $ 9,363,850
                                          ===========  ===========   ===========

Amortization of management agreements for the years ended June 30, 2004, 2003 and 2002 was $633,577, $696,285 and $696,285, respectively.

The estimated amortization expense of management agreements for each of the next 5 years is approximately $634,000.

Impairment Loss and Sale of Management Company - A&A Services, Inc.
-------------------------------------------------------------------

During the quarter ended June 30, 2002, the primary care medical practices managed by the Company's subsidiary, A&A Services, Inc., experienced a significant overall decline in patient volume and related operating cash flows which led to the inability of the medical practices to fully and timely pay the contractual management fees to the Company. As a result of the continued occurrence of this negative trend, the Company recorded an impairment loss of $4,700,000 (see Note 22) during the quarter ended June 30, 2002 related to those management agreements, which reduced the carrying value of such agreements to $3,518,847 at June 30, 2002.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2004


NOTE 3 - MANAGEMENT AGREEMENTS (Continued)

Impairment Loss and Sale of Management Company - A&A Services, Inc. (Continued)
-------------------------------------------------------------------------------

On April 8, 2003, the Company's wholly-owned subsidiary, HMCA, sold all of its issued and outstanding stock of A&A Services, Inc. (see Note 22).

Impairment Loss - Central Health Care Management Services, Inc.
---------------------------------------------------------------

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


NOTE 4 - MARKETABLE SECURITIES

The following is a summary of marketable securities at June 30, 2004 and 2003:

                                                      June 30, 2004
                                        ----------------------------------------
                                                       Unrealized
                                                        Holding     Fair Market
                                            Cost       Gain (Loss)     Value
                                        -----------   ------------  ------------
Certificate of deposits                 $ 2,550,000   $   (24,243)  $ 2,525,757
U.S. Government Obligations               5,181,010       (24,912)    5,156,098
Corporate and government agency bonds     3,399,818        (1,696)    3,398,122
Equities - other                             35,184         4,980        40,164
                                        -----------   ------------  ------------
                                        $11,166,012   $   (45,871)  $11,120,141
                                        ===========   ============  ============

                                                      June 30, 2003
                                        ----------------------------------------
                                                       Unrealized
                                                        Holding     Fair Market
                                           Cost           Gain        Value
                                        -----------   ------------  ------------
U.S. Government Obligations             $3,919,329     $   11,887    $3,931,216
Corporate and government agency bonds    1,849,016         56,785     1,905,801
                                        ----------    ------------  ------------
                                        $5,768,345     $   68,672    $5,837,017
                                        ==========    ============  ============

All debt securities are due within five years. At June 30, 2004, the amount of cost due within one year was $5,082,322.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2004


NOTE 5 - ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE

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

Collection by the Company of its accounts receivable may be impaired by the uncollectibility of PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Approximately 65%, 69% and 52%, respectively, of the PC's 2004, 2003 and 2002 net revenues were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps, including legally prescribed arbitrations, to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PC's accounted for approximately 32%, 43% and 63%, of the consolidated net revenues for the years ended June 30, 2004, 2003 and 2002, respectively.

Unaudited Financial Information of Unconsolidated Managed Medical Practices
---------------------------------------------------------------------------

Audited financial information related to the 17 unconsolidated related PC's managed by the Company is not available. Substantially all of these medical practices' books and records are maintained on a cash basis, they depreciate their equipment on an accelerated tax basis and have a December 31 year end.

Summarized unaudited income statement data for the years ended December 31, 2003, 2002 and 2001 related to the 17 unconsolidated medical practices managed by the Company are as follows:

                                 (000's omitted)

                                             2003          2002          2001
                                           --------      --------      --------

Patient Revenue - Net                      $ 30,974      $ 31,316      $ 32,268
                                           ========      ========      ========
(Loss) Income from
  Operations (Income Tax
  - Cash Basis)                            $    (53)     $   (160)     $    207
                                           ========      ========      ========
Net (Loss) Income (Income
  Tax - Cash Basis)                        $   (554)     $   (608)     $    (21)
                                           ========      ========      ========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 5 - ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE (Continued)

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


NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of June 30, 2004 and 2003 is as follows:
                                                   As of June 30,
                                             ---------------------------------
                                                 2004                 2003
                                             -----------           -----------
 Costs incurred on uncompleted Contracts     $11,961,900           $ 5,999,120
 Estimated earnings                            8,298,538             3,712,940
                                             -----------           -----------
                                              20,260,438             9,712,060
 Less: Billings to date                       21,374,096            14,103,626
                                             -----------           -----------
                                             $(1,113,658)          $(4,391,566)
                                             ===========           ===========

Included in the accompanying consolidated balance sheets under the following captions:
                                                            As of June 30,
                                                      --------------------------
                                                          2004          2003
                                                      ------------  ------------
Costs and estimated earnings in excess
  of billings on uncompleted contracts                $ 1,711,306  $    359,873
Costs and estimated earnings in excess of billings
  on uncompleted contracts - related party                111,941          -
Less:  Billings in excess of costs and
  estimated earnings on uncompleted contracts           2,936,905     4,390,012
Less:  Billings in excess of costs and
  estimated earnings on uncompleted
  contracts - related party                                  -          361,427
                                                      ------------  ------------
                                                      $(1,113,658)  $(4,391,566)
                                                      ============  ============

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2004


NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES (Continued)


2) Customer advances consist of the following:


                                                   As of June 30, 2004
                                        ----------------------------------------
                                                        Related
                                           Total        Parties        Other
                                        ------------  ------------  ------------

Total advances                          $29,174,401   $ 1,009,096   $28,165,305
Less: Advances on contracts
        under construction               21,374,096     1,009,096    20,365,000
                                        ------------  ------------  ------------
                                        $ 7,800,305   $      -      $ 7,800,305
                                        ============  ============  ============



                                                   As of June 30, 2003
                                        ----------------------------------------
                                                        Related
                                           Total        Parties       Other
                                        ------------  ------------  ------------

Total advances                          $19,036,391   $ 1,203,473   $17,832,918
Less: Advances on contracts
        under construction               14,103,626       576,626    13,527,000
                                        ------------  ------------  ------------
                                        $ 4,932,765   $   626,847   $ 4,305,918
                                        ============  ============  ============


NOTE 7 - INVENTORIES


Inventories included in the accompanying consolidated balance sheets consist of:


                                              As of June 30,
                                        --------------------------
                                            2004       -  2003
                                        ------------  ------------
Purchased parts, components and
  Supplies                              $ 7,016,218   $ 3,733,783
Work-in-process                           2,569,128     1,323,478
                                        ------------  ------------
                                        $ 9,585,346   $ 5,057,261
                                        ============  ============

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 8 - INVESTMENT IN SALES-TYPE LEASES

During the year ended June 30, 2001, the Company entered into two lease agreements, totaling $1,895,000, with related parties for MRI scanners, which are considered sales-type leases. The leases are payable in 120 monthly installments of $12,356 and $11,903, respectively, including interest at 10% and 8.5% per annum. The lessees can also elect to pay lump sums of $581,544 and $580,149, respectively, at the end of the first 60 months. If the lease term is extended beyond 60 months, the lessee may elect to purchase the scanner at the end of the second 60-month period for a purchase price of $1.

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

The Company's investment in sales-type leases as at June 30, 2004 and 2003 is as follows:

                                              As of June 30,
                                        --------------------------
                                           2004           2003
                                        ----------      ----------
Net minimum lease payments receivable   $  733,281      $  978,112
Less: Unearned income                      127,090         222,180
                                        ----------      ----------
Net investment in sales-type leases     $  606,191      $  755,932
                                        ==========      ==========
Current portion                         $  153,413      $  149,741
Non-current portion                        452,778         606,191
                                        ----------      ----------
                                        $  606,191      $  755,932
                                        ==========      ==========

Future minimum lease payments are as follows:

                    Years Ending June 30:
                    ---------------------
                                    2005       $  153,413
                                    2006          173,751
                                    2007           79,027
                                    2008          200,000
                                               ----------
                                               $  606,191
                                               ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 8 - INVESTMENT IN SALES-TYPE LEASES (Continued)

Interest income from sales-type leases with related parties for the years ended June 30, 2004, 2003 and 2002 amounted to $-0-, $172,363 and $126,297, respectively.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2004 and 2003, is comprised of:
                                               As of June 30,
                                        --------------------------
                                            2004          2003
                                        ------------  ------------
Diagnostic equipment under capital
  leases                                $   621,411   $ 1,776,450
Diagnostic equipment                      3,096,638     3,993,324
Research, development and
  demonstration equipment                 9,506,134     8,566,952
Machinery and equipment                   7,689,317     7,433,921
Furniture and fixtures                    3,357,549     3,334,334
Equipment under capital leases            1,939,863     1,684,380
Leasehold improvements                    5,127,950     4,710,718
                                        -----------   -----------
                                         31,338,862    31,500,079
Less: Accumulated depreciation
        and amortization                 23,128,241    22,874,645
                                        -----------   -----------
                                        $ 8,210,621   $ 8,625,434
                                        ===========   ===========

Depreciation and amortization of property and equipment for the years ended June 30, 2004, 2003 and 2002 was $2,626,849, $3,247,798 and $3,581,268, respectively.

Equipment under capital leases has a net book value of $785,130 and $842,762 at June 30, 2004 and 2003, respectively.

NOTE 10 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2004 and 2003 are comprised of:
                                                 As of June 30,
                                           -------------------------
                                              2004           2003
                                           ----------     ----------
Capitalized software development costs     $3,371,561     $3,940,915
Patents and copyrights                      2,671,568      2,098,860
                                           ----------     ----------
                                            6,043,129      6,039,775
Less: Accumulated amortization              2,085,442      2,664,588
                                           ----------     ----------
                                           $3,957,687     $3,375,187
                                           ==========     ==========

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2004


NOTE 10 - OTHER INTANGIBLE ASSETS (Continued)

Information related to other intangible assets for the years ended June 30, 2004, 2003 and 2002 is as follows:

                                           2004          2003          2002
                                        ----------    ----------    ----------

Balance - Beginning of Year             $3,375,187    $2,648,618    $1,853,506

Amounts capitalized                      1,202,972     1,215,977     1,403,902

Amortization                              (620,472)     (489,408)     (608,790)
                                        ----------    ----------    ----------
Balance - End of Year                   $3,957,687    $3,375,187    $2,648,618
                                        ==========    ==========    ==========

Amortization of patents and copyrights for the years ended June 30, 2004, 2003 and 2002 amounted to $82,429, $72,382 and $66,224, respectively.

Amortization of capitalized software development costs for the years ended June 30, 2004, 2003 and 2002 was $538,043, $417,026 and $271,837, respectively.

Amortization of deferred financing costs for the years ended June 30, 2004, 2003 and 2002 was $-0-, $-0- and $270,729, respectively.

The estimated amortization of patents and copyrights and capitalized software development costs for the five years ending June 30, 2009 is as follows:

                                                                    Capitalized
                                                                     Software
 For the Years                                        Patents and   Development
Ending June 30,                            Total      Copyrights       Costs
---------------                         ----------    -----------   -----------

     2005                               $  749,468    $  106,965    $  642,503
     2006                                  674,410       120,402       554,008
     2007                                  549,332       141,166       408,166
     2008                                  493,930       152,415       341,515
     2009                                  294,001       143,257       150,744
                                        ----------    ----------    ----------
                                        $2,761,141    $  664,205    $2,096,936
                                        ==========    ==========    ==========

The weighted average amortization period for other intangible assets is 9.3 years.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2004


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

On October 6, 2003 and June 25, 2004, the Company filed Registration Statements on Form S-3 to register 10,000,000 shares (5,000,000 shares on each date) of the Company's common stock to be issued for various costs and expenses of the Company. During the year ended June 30, 2004, 8,927,183 shares of the Company's common stock were issued for goods and services that were registered under these Registration Statements.

Class B Common Stock
--------------------

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. There were 4,153 of such shares outstanding at June 30, 2004 and 2003.

Class C Common Stock
--------------------

On April 3, 1995, the stockholders ratified a proposal creating a new Class C common stock and authorized the exchange offering of three shares of Class C common stock for each share of the Company's outstanding Class B common stock. The Class C common stock has 25 votes per share, as compared to 10 votes per share for the Class B common stock and one vote per share for the common stock. The Class C common stock was offered on a three-for-one basis to the holders of the Class B common stock. Although having greater voting power, each share of Class C common stock has only one-third of the rights of a share of Class B common stock to dividends and distributions. Class C common stock is convertible into shares of common stock on a three-for-one basis. As of June 30, 2004, the Company does not have enough common stock available for the conversion of the Class C common stock.

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2004


NOTE 11 - CAPITAL STOCK (Continued)

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

FONAR's 1993 Incentive Stock Option Plan, adopted on March 26, 1993, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1993 Incentive Stock Option Plan permitted the issuance of stock options covering an aggregate of 1,500,000 shares of common stock of FONAR. The 1993 Stock Option Plan terminated on March 25, 2003. No options to purchase shares of common stock remained available for grant under the plan at that time. There are 59,000 options that were issued under the Plan that remain outstanding.

FONAR's 1997 Nonstatutory Stock Option Plan, adopted on May 9, 1997, permits the issuance of stock options covering an aggregate of 5,000,000 shares of common stock of FONAR. The options may be issued at such prices and upon such terms and conditions as are determined by FONAR. The 1997 Nonstatutory Stock Option Plan will terminate on May 8, 2007. As of June 30, 2004, options to purchase 2,098,724 shares of common stock of FONAR were available for future grant. Of the options granted under this plan, 2,364,122 remain outstanding.

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2004


NOTE 11 - CAPITAL STOCK (Continued)

Options (Continued)
-------

FONAR's 2002 Incentive Stock Option Plan, adopted on July 1, 2002, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 2002 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 2,500,000 shares of common stock of FONAR. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The 2002 Incentive Stock Option Plan will terminate on June 30, 2012. As of June 30, 2004, options to purchase 1,457,744 shares of common stock of FONAR were available for future grant under this plan and 623,884 shares remain outstanding.

Stock option activity and weighted average exercise prices under these plans and grants for the years ended June 30, 2004, 2003 and 2002 were as follows:

                                                              Weighted
                                                              Average
                                        Number of             Exercise
                                         Options               Price
                                        ---------            ---------

       Outstanding, June 30, 2001       3,014,059              $1.47
       Granted                              -                    -
       Exercised                          (13,868)              1.09
       Forfeited                            -                    -
                                        ---------              -----
       Outstanding, June 30, 2002       3,000,191               1.47
       Granted                            718,073               1.00
       Exercised                          (27,571)              1.13
       Forfeited                            -                    -
                                        ---------              -----
       Outstanding, June 30, 2003       3,690,693               1.38
       Granted                            324,183               1.11
       Exercised                         (471,788)              0.98
       Forfeited                         (496,082)              2.57
                                        ---------              -----
       Outstanding, June 30, 2004       3,047,006              $1.22
                                        =========              =====
       Exercisable at:
         June 30, 2002                  1,184,811              $2.00
         June 30, 2003                  1,972,777              $1.62
         June 30, 2004                  2,425,311              $1.24

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 11 - CAPITAL STOCK (Continued)

Options (Continued)
-------

The range of exercise prices for options outstanding as of June 30, 2004 was as follows:

                                                        Weighted
                                                        Average
                                         Number of      Remaining
                                          Options      Contractual
           Range of Exercise Price      Outstanding   Life in Years
           -----------------------      -----------   -------------

               $0.75 - $2.00             3,047,006        6.7
                                        ===========

On March 10, 1997, HMCA adopted the 1997 Incentive Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 2,000,000 shares of the common stock of HMCA. Options to purchase 1,600,000 shares at an option price of $0.10 per share were granted on March 10, 1997. As of June 30, 2004, options to purchase 400,000 shares of HMCA common stock were available for future grant under this plan.

On December 16, 1998, HMCA adopted the 1998 Non-Statutory Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 500,000 shares of the common stock of HMCA. Options to purchase 400,000 shares at an option price of $1.00 per share were granted on December 16, 1998. As of June 30, 2004, 100,000 shares of HMCA common stock were available for future grant under this plan. During the year ended June 30, 2003, the Company issued 1,125,000 shares of FONAR common stock at a value of $1,226,251 to a related party in exchange for the options outstanding under the 1997 Incentive and 1998 Non-Statutory Stock Option Plans.

On December 16, 1998, HMCA adopted the 1998 Incentive Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 2,000,000 shares of the common stock of HMCA. Options to purchase 670,000 shares at an option price of $1.00 per share were granted on December 16, 1998. 470,000 of the options granted will not become exercisable unless and until such time as HMCA successfully completes a public offering of its securities, and 200,000 of the options will not become exercisable until one year thereafter. The options will expire on December 15, 2008. No options have vested as of June 30, 2004. As of June 30, 2004, options to purchase 1,300,000 shares of HMCA common stock were available for future grant under this plan.

Stock option share activity and weighted average exercise prices under the HMCA plans and grants for the three years ended June 30, 2004, 2003 and 2002 were as follows:

                    FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2004
NOTE 11 - CAPITAL STOCK (Continued)

Options (Continued)
-------
                                                           Weighted
                                                           Average
                                           Number of       Exercise
                                            Options         Price
                                           ---------      ---------
    Outstanding, June 30, 2001 and 2002     2,670,000       $0.46

    Exchanged for common stock of FONAR    (2,000,000)      $0.28
                                           ----------       -----
    Outstanding, June 30, 2003                670,000       $1.00

    Forfeited                                 (10,000)      $1.00
                                           ----------       -----
    Outstanding, June 30, 2004                660,000       $1.00
                                           ==========       =====

Stock Bonus Plans
-----------------

On June 1, 2002, October 1, 2000 and May 9, 1997, the Board of Directors adopted Stock Bonus Plans. Under the terms of the Plans, 2,000,000, 5,000,000 and 5,000,000 shares of common stock, respectively, were available for issuance under each plan. The stock bonuses may be awarded no later than May 31, 2012 for the 2002 Plan, September 30, 2010 for the 2000 Plan and March 31, 2007 for the 1997 Plan. As of June 30, 2004, no shares of common stock of FONAR were available for future grant under these plans.

FONAR's 2003 Stock Bonus Plan, adopted on November 1, 2002, permitted FONAR to issue an aggregate of 5,000,000 shares of common stock of FONAR as bonus or compensation. As of June 30, 2004, no shares of common stock of FONAR were available for future grant under this plan.

FONAR's 2003 Supplemental Stock Bonus Plan, adopted May 1, 2003, permits FONAR to issue an aggregate of 5,000,000 shares of common stock of FONAR as bonus or compensation. FONAR selects the persons to whom bonus stock will be issued, the number of shares to be awarded and such other terms and conditions as it deems advisable. The 2003 Supplemental Stock Bonus Plan will terminate on April 30, 2013. As of June 30, 2004, no shares of common stock of FONAR were available for future grant under this plan.

On February 6, 2004, the Company filed a Registration Statement on Form S-8 to register 2,000,000 shares under the Company's 2004 Stock Bonus Plan that was adopted on February 4, 2004. As of June 30, 2004, 1,651,565 shares of common stock of FONAR were available for future grant under this plan.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 11 - CAPITAL STOCK (Continued)

Warrants
--------

In connection with the convertible debenture financing with The Tail Wind Fund, Ltd. (the "investor") completed in May of 2001 (Note 13), the Company granted to the investor and the placement agent warrants to purchase a total of 959,501 common shares at an exercise price of $1.801 per share. The warrants were exercisable over a five-year period. The fair value of the warrants was estimated at $1.14 on the date of grant using the Black-Scholes pricing model. Separately, the Company issued to the investor callable warrants to purchase a total of 2,000,000 shares of common stock at fluctuating prices.

Under the terms of the callable warrant, the exercise price was variable and was to be equal to the average closing bid price of the Company's common stock for the full calendar month preceding the date of exercise subject to a maximum exercise price of $6.00 per share and a minimum exercise price of $2.00 per share, subject to adjustment.

Both the callable warrant and the purchase warrants contained anti-dilution provisions, which provided for proportionate adjustments of the exercise price and number of underlying shares in the event of stock splits, stock dividends or reverse stock splits and sales of the Company's common stock below the warrant exercise price.

During June 2002, the Company issued 1,000,000 shares of common stock and received proceeds, net of fees, of $1,500,000 upon the exercise of certain of the callable warrants.

On September 30, 2002, the Company issued 1,000,000 shares of common stock and received proceeds from the investor, net of fees, of $1,073,072 upon the exercise of certain of the callable warrants.

During the quarter ended September 30, 2002, in accordance with the agreements with the investor, the Company issued replacement callable warrants to purchase 2,000,000 shares on the same terms as the original warrants.

On August 27, 2003, warrants to purchase 200,000 shares of the Company's common stock were exercised by the investor at an exercise price of $1.42 per share for total proceeds received of $283,340.

On January 27, 2004, warrants to purchase 200,000 shares of the Company's common stock were exercised by the investor at an exercise price of $1.17 per share for total proceeds received of $233,980.

On April 28, 2004, the investor and the Company amended the terms of the callable warrant and purchase warrants to resolve adjustments resulting from the anti-dilution provisions. The number of shares of stock remaining under the callable warrant was agreed to be 3,000,000, exercisable at a price of $1.00 per share, provided the investor immediately exercised the callable warrant in full. On April 28, 2004, the investor exercised the callable warrant in full, purchasing 3,000,000 shares for $3,000,000.

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2004


NOTE 11 - CAPITAL STOCK (Continued)

Warrants (Continued)
--------

The number of shares underlying the purchase warrants was agreed to be increased to 1,454,875 shares of common stock at an exercise price of $0.79 per share. Although the exercise price was reduced in accordance with the terms of the purchase warrants, the holders of the warrants agreed to accept an adjustment representing a lesser number of shares to which it would have been entitled if the formula contained in the original terms of the purchase warrants were strictly followed, in consideration, among other things, for the term of the purchase warrants being extended three years, to May 24, 2009.

As a result of the extension of the term of the warrants discussed above, the Company recorded a charge to financing costs of $238,950 during the year ended June 30, 2004.

As of June 30, 2004, 1,454,875 purchase warrants remain outstanding under the terms indicated above.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 12 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following:

                                                               June 30,
                                                      -------------------------
                                                          2004          2003
                                                      ------------  ------------

Line of credit to a bank expiring on March 31, 2005,
collateralized  by a $5.5 million  restricted  money
market  account,   requiring   monthly  payments  of
interest only, at a rate of 1.75%.                     $ 5,500,000  $       -

Deferred payment obligation, aggregating $5,490,000,
payable to the former shareholders of Dynamic Health
Care Management,  Inc.  ("Dynamic").  The obligation
was payable over three years,  commencing August 20,
2000. The  obligation was recorded,  net of discount
of $739,324, representing interest imputed at a rate
of 7.5%. The obligation was collateralized by all of
the assets of the acquired  business and  guaranteed
by FONAR.                                                     -          165,052

Capital  lease that  required  monthly  payments  of
$28,997,  including  interest at a rate of 9.95% per
annum   through    April   2004.    The   loan   was
collateralized  by the  related  equipment.                   -          303,654

Capital lease requiring  monthly payments of $8,468,
including  interest at a rate of 8.63% through April
2005.  The  loan is  collateralized  by the  related
equipment.                                                  73,544       164,505

Note payable  requiring monthly payments of $21,083,
including interest at a rate of 8% per annum through
August 31, 2007. The note is  collateralized  by the
related equipment.                                         703,822       890,938

Capital lease requiring  monthly payments of $2,997,
including  interest  at a rate of  8.36%  per  annum
through October 2008. The loan is  collateralized by
the related equipment.                                     129,491          -

Other  (including  capital  leases for  property and
equipment).                                                295,636       405,427
                                                      ------------  ------------
                                                         6,702,493     1,929,576
Less: Current maturities                                 5,982,991     1,021,952
                                                      ------------  ------------
                                                      $    719,502  $=   907,624
                                                      ============  ============

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 12 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (Continued)

The maturities of long-term debt over the next five years are as follows:

                     Years Ending
                       June 30,
                     ------------
                        2005               $5,982,991
                        2006                  293,222
                        2007                  295,470
                        2008                  103,413
                        2009                   24,763
                      Thereafter                2,634
                                           ----------
                                           $6,702,493
                                           ==========

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

In order to induce the former A&A stockholders to accept payment in stock, and in the manner provided in the stock payment agreement, the Company agreed to pay a 15% premium on the note obligations and related accrued interest. On January 11, 2002, the Company issued 1,000,000 shares of common stock to each of them, or 2,000,000 shares in the aggregate, at $1.27 per share, totaling $2,540,000. The shares were issued in partial payment of four promissory notes. The debt conversion expense of $544,370, as a result of the agreement, has been recorded as part of discontinued operations in the statement of operations for the year ended June 30, 2002 (see Note 22).

Under the terms of the stock payment agreement, the Company was required to issue shares and the net proceeds from the sale of the shares would be applied to the indebtedness. The quarterly payment due dates were waived, but the net proceeds received by the selling stockholders from the shares of the Company's stock issued to them was required to be sufficient to pay the full indebtedness for each note, including the premium on the note. The notes were settled in full in April 2003 in connection with the sale by HMCA of all of its issued and outstanding stock of A&A Services, Inc. (see Note 22).

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


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

- Purchase warrants to the investor group to purchase an aggregate of 659,501 shares of the Company's common stock at an initial exercise price of $1.801 per share, subject to adjustment, exercisable through May 24, 2006 (Note 11).

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


NOTE 14 - INCOME TAXES

Components of the current benefit from (provision for) income taxes are as follows:

                                     Years Ended June 30,
                          ----------------------------------------
                              2004         2003          2002
                          ------------  ------------  ------------
        Current:
          Federal         $   -         $  554,642    $    -
          State              (29,889)      149,229       (27,039)
                          ----------    ----------    ----------
                          $  (29,889)   $  703,871    $  (27,039)
                          ==========    ==========    ==========

During the quarter ended June 30, 2003, the Company recorded a benefit for federal and state income taxes of $554,642 and $169,244, respectively, substantially due to the reversal of an accrual for corporate income taxes related to the 1997 tax year, for which the statute of limitations has expired.

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2004


NOTE 14 - INCOME TAXES (Continued)


A reconciliation of the federal statutory income tax rate to the Company's effective tax rate as reported is as follows:

                                                 Years Ended June 30,
                                        ------------------------------------
                                           2004          2003        2002
                                        ----------    ----------  ----------
        Taxes at federal
          statutory rate                 (34.0)%       (34.0)%       (34.0)%
        State and local income
          taxes (benefit), net
          of federal benefit               0.3          (0.9)          0.1
        Permanent differences              1.8          (2.6)          0.6
        Increase in the valuation
          allowance against
          deferred tax assets             32.2          33.1          33.5
                                        ------        ------        ------
        Effective income tax rate          0.3%         (4.4)%         0.2%
                                        ======        ======        ======

As of June 30, 2004, the Company has net operating loss ("NOL") carryforwards of approximately $106,887,000 that will be available to offset future taxable income. The utilization of certain of the NOL's is limited by separate return limitation year rules pursuant to Section 1502 of the Internal Revenue Code. The expiration dates of NOL carryforwards are as follows:

                             June 30,
                             --------
                             2007       $    660,000
                             2008            527,000
                             2009            145,000
                             2010             32,000
                             2011            414,000
                             2012          5,842,000
                             2013            845,000
                             2019         15,852,000
                             2020         18,718,000
                             2021         19,619,000
                             2022         19,680,000
                             2023         16,228,000
                             2024          8,109,000
                                        ------------
                                        $106,671,000
                                        ============

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2004


NOTE 14 - INCOME TAXES (Continued)

The Company has, for federal income tax purposes, research and development tax credit carryforwards aggregating $3,250,107, which are accounted for under the flow-through method. The tax credit carryforwards expire as follows:

                             June 30,
                             --------
                             2005       $  172,207
                             2012           70,145
                             2013          402,590
                             2018          432,195
                             2019          378,193
                             2020          448,221
                             2022          441,865
                             2023          444,970
                             2024          459,721
                                        ----------
                                        $3,250,107
                                        ==========

In addition, for New York State income tax purposes, the Company has tax credit carryforwards aggregating approximately $1,080,000, which are accounted for under the flow-through method. The tax credit carryforwards expire during the years ending June 30, 2006 to June 30, 2024.

The Company has capital loss  carryforwards that expire as of June 30, 2008.

The Company has charitable contributions of approximately $172,000, which expire during the years ending June 30, 2005 to June 30, 2009.

                   FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2004

NOTE 14 - INCOME TAXES (Continued)

Significant components of the Company's deferred tax assets and liabilities at June 30, 2004 and 2003 are as follows:

                                                                June 30,
                                                    ----------------------------
                                                         2004            2003
                                                    ------------    ------------
Deferred tax assets:
  Allowance for doubtful accounts                   $  1,186,827    $ 1,226,941
  Non-deductible accruals                                726,668        638,198
  Net operating carryforwards                         42,668,436     39,292,945
  Tax credits                                          4,440,506      4,130,022
  Inventory capitalization for tax purposes              128,616        111,115
  Capital losses carryforwards                         1,333,663      1,333,663
  Charitable contributions                                95,481         68,686
                                                    ------------    -----------
                                                      50,580,197     46,801,570
Valuation allowance                                  (48,145,223)   (44,626,322)
                                                    ------------    -----------
Net deferred tax assets                                2,434,974      2,175,248
                                                    ------------    -----------
Deferred tax liabilities:
  Fixed assets and depreciation                       (1,409,355)    (1,373,163)
  Capitalized software development costs              (1,025,619)      (802,085)
                                                    ------------    -----------
Gross deferred tax liabilities                        (2,434,974)    (2,175,248)
                                                    ------------    -----------
Net deferred tax liabilities                        $    -          $    -
                                                    ============    ===========

The net change in the valuation allowance for deferred tax assets increased by approximately $3,518,901 and $8,031,600, respectively, for the years ended June 30, 2004 and 2003.

NOTE 15 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:

                                            2004                 2003
                                        -----------           -----------
Royalties                               $   510,550           $    -
Current portion of deferred revenue
  - license fee                           2,340,000             2,340,000
Unearned revenue on service contracts     1,644,505               936,750
Accrued salaries, commissions and
  payroll taxes                           1,858,904             1,015,534
Accrued interest                            502,609               519,741
Litigation judgements                       430,207               281,549
Sales tax payable                         1,667,088             1,443,388
Other                                     1,050,936             1,015,261
                                        -----------           -----------
                                        $10,004,799           $ 7,552,223
                                        ===========           ===========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 16 - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company rents its operating facilities and certain equipment, pursuant to operating lease agreements expiring at various dates through February 2009. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

In May 2002,  HMCA  entered  into a sub-lease  agreement  (as amended in January
2003) with an entity owned by a relative of Raymond V. Damadian. The sub-lease agreement expires on September 30, 2009. Rental income under the sub-lease agreement for the years ended June 30, 2004 and 2003 amounted to $39,971 and $39,775, respectively.

During 2003, HMCA entered into a sub-lease agreement with a third party. The sub-lease agreement expires on June 30, 2006. Rental income under the sub-lease agreement for the years ended June 30, 2004 and 2003 amounted to approximately $130,000 and $18,000, respectively.

Future minimum operating and capital lease commitments, along with sub-lease income consisted of the following at June 30, 2004:

                                         Facilities
                                            And
                                          Equipment                  Equipment
         Year Ending                     (Operating   Sub-Lease       Capital
          June 30,                          Lease)    (Income)         Lease
         -----------                    ------------  ---------     -----------

            2005                        $ 2,685,922   $(212,978)    $   268,533
            2006                          2,638,577    (214,346)         86,541
            2007                          2,402,695     (84,000)         66,505
            2008                          2,147,022     (84,000)         66,504
            2009                          1,504,289     (84,000)         25,358
         Thereafter                       1,520,979     (91,000)          2,914
                                        -----------   ---------     -----------
 Total minimum obligations              $12,899,484   $(770,324)        516,355
                                        ===========   =========
 Less: Amount representing interest                                     (65,168)
                                                                    -----------
 Present value of net minimum lease
   obligations                                                      $   451,187
                                                                    ===========

Rent expense for operating leases approximated $3,286,000, $3,166,000 and $3,227,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

License Agreements and Self-Insurance
-------------------------------------

The Company has license agreements with two separate companies, which require the Company to pay a royalty on the Company's future sales of certain MRI imaging apparatus. Royalty expense charged to operations for the years ended June 30, 2004, 2003 and 2002 approximated $802,000, $126,000 and $70,000, respectively.

The Company is self-insured with respect to product liability. During the fiscal years ended June 30, 2004, 2003 and 2002, no material claims arose.

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

Minimum annual payments, excluding bonuses, incentives and cost of living increases under these contracts are as follows:

                                  Years Ending
                                    June 30,
                                  ------------
                                      2005                    $  500,000
                                      2006                       500,000
                                      2007                       500,000
                                      2008                       500,000
                                      2009                        83,334
                                                              ----------
                                                              $2,083,334
                                                              ==========

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2004


NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

Employee Benefit Plans
----------------------

The Company has a non-contributory 401(k) plan (the "Plan"). The Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were no employer contributions to the Plan for the years ended June 30, 2004, 2003 and 2002.

The stockholders of the Company approved the 2000 Employee Stock Purchase Plan ("ESPP") at the Company's annual stockholders' meeting in April 2000. The ESPP provides for eligible employees to acquire common stock of the Company at a discount, not to exceed 15%. The Plan has not been put into effect as of June 30, 2004.

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


NOTE 17 - OTHER INCOME (EXPENSE) AND SUPPLEMENTARY PROFIT AND LOSS DATA

Other income (expense) consists of:

                                            For the Years Ended June 30,
                                        ------------------------------------
                                            2004          2003         2002
                                        ------------  ------------  ------------

      Other income (expense)            $  248,356    $  (15,499)   $  (19,133)
      Litigation settlement                (32,109)      (10,000)      (50,000)
      Litigation reserve                  (200,000)       -             -
                                        ----------    ----------    ----------
                                        $   16,247    $  (25,499)   $  (69,133)
                                        ==========    ==========    ==========

Advertising expense approximated $2,576,000, $3,558,000 and $2,076,000 for the years ended June 30, 2004, 2003 and 2002, respectively. Maintenance and repair expenses totaled approximately $598,000, $625,000 and $656,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

NOTE 18 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2004, 2003 and 2002, the Company paid $264,819, $1,142,741 and $799,600 for interest, respectively. During the years ended June 30, 2004, 2003 and 2002, the Company paid $14,459, $30,233 and $32,420 for income taxes, respectively.

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2004


NOTE 18 - SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

Non-Cash Transactions
---------------------

-    During the year ended June 30, 2004:

a)   The Company acquired equipment of $276,852 under capital lease obligations.

b) The Company issued 264,840 shares of its common stock, valued at $276,885, to various employees in connection with the issuance of notes and loans receivable pursuant to various exercises of stock options.

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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2004


NOTE 19 - ADVANCES AND NOTES TO RELATED PARTIES

Effective December 1, 1993, Albany Magnetic Imaging Center, P.C. ("Albany Center"), a Georgia professional corporation, of which Raymond V. Damadian is the sole stockholder, purchased the scanner being utilized at its site from the Company for a purchase price of $1,128,844. In June of 1997, the payment terms for the outstanding balance of $344,766 were restructured to provide for 60 equal monthly payments (including interest at the rate of 10% per annum) of $7,325 each, commencing July 1997. The balance due under this note as of June 30, 2003 was $84,951. The note was repaid in full in September 2003. Interest income on this note for the years ended June 30, 2004, 2003 and 2002 amounted to $5,277, $-0- and $-0-, respectively.

During 1994, Melville MRI, P.C. ("Melville Center"), a New York professional corporation, of which Raymond V. Damadian is the sole shareholder, director and president, purchased an MRI scanner from the Company for a purchase price of $1,011,431. Of the purchase price, $900,000 is to be paid by the assumption and payment of the Company's indebtedness to the lender secured by the scanner, pursuant to a note, bearing interest at 14% per annum, and providing for 60 monthly payments of $20,700 each. The remaining $111,431 of the purchase price was to be paid concurrently with the payments to the lender. The payment terms for the principal balance, plus accrued interest (in the aggregate amount of $139,290), were restructured to provide for 60 equal monthly payments (including interest at the rate of 10% per annum) of $2,959.50 each, commencing July 1998. In fiscal 2001, the balance outstanding on the obligation was paid in full by the Company as guarantor of the indebtedness due to the lender. This resulted in a balance of $893,606 owing to the Company by the Melville Center. The $2,959 monthly payment to the Company has been increased by an additional principal payment of $10,000 per month to be applied toward the balance due. In March of 2004, the Company received a refund of accrued interest from the original lender of $163,471, which was applied to the outstanding principal balance. At this time, the note was restructured to provide for 18 equal monthly payments (including interest at the rate of 5% per annum) of $15,418. The balance due under this note, as of June 30, 2004, was $223,749, the payment terms of which were restructured to be $16,314 per month, inclusive of interest at the rate of 5% per annum, over a three-year period commencing July 2003. Interest income on this note for the years ended June 30, 2004, 2003 and 2002 amounted to $19,649, $3,993 and $2,900, respectively.

Canarsie MRI Associates ("Canarsie"), a joint venture partnership, of which MRI Specialties, Inc. ("Specialties") is an owner, is a party to a service agreement for its scanner with the Company at an annual fee of $70,000. In addition, during fiscal 2001, Canarsie entered into an agreement to purchase a QUAD MRI scanner from the Company, recognizing on a percentage-of-completion basis revenue of $636,121. The agreement provides for a purchase price of $850,000, payable as follows: (1) $400,000 downpayment (received April 2001); (2) $450,000 in 84 equal monthly installments, including interest at 6%, pursuant to a promissory note to be executed upon acceptance of the scanner. Timothy Damadian, the son of Raymond V. Damadian, is the sole stockholder, Director and President of Specialties. The balance due under this note as of June 30, 2004 was $305,404. Interest income on this note for the years ended June 30, 2004, 2003 and 2002 amounted to $20,247, $23,654 and $15,292, respectively.

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2004

NOTE 19 - ADVANCES AND NOTES TO RELATED PARTIES (Continued)

The maturities of advances and notes to related medical practices over the next five years are as follows:
                                     Years Ending June 30,
                                     ---------------------
                                              2005                $240,127
                                              2006                 303,653
                                              2007                  70,172
                                              2008                  74,500
                                              2009                  32,382
                                                                  --------
                                                                  $720,834
                                                                  ========
NOTE 20 - SEGMENT AND RELATED INFORMATION

The Company provides segment data in accordance with the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information".

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                          FONAR       Physician
                                         Medical      Management
                                        Equipment      Services       Totals
                                       ------------  ------------  -----------
Fiscal 2004:
-----------
Net revenues from external
  customers                            $ 48,629,455  $ 22,979,902   $71,609,357
Intersegment net revenues              $    474,584  $     -        $   474,584
(Loss) income from operations          $ (8,777,961) $    307,667   $(8,470,294)
Depreciation and amortization          $  2,322,363  $  1,558,535   $ 3,880,898
Compensatory element of stock
  issuances                            $  2,039,079  $  2,086,638   $ 4,125,717
Total identifiable assets              $ 48,891,815  $ 28,309,031   $77,200,846
Capital expenditures                   $  2,642,212  $    772,799   $ 3,415,012

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 20 - SEGMENT AND RELATED INFORMATION (Continued)

Fiscal 2003:
-----------
Net revenues from external customers   $ 29,958,698  $ 22,932,837  $ 52,891,535
Intersegment net revenues              $  2,041,080  $    -        $  2,041,080
Loss from operations                   $(11,324,562) $ (3,822,683) $(15,147,245)
Depreciation and amortization          $  2,628,826  $  1,804,664  $  4,433,490
Compensatory element of stock
  issuances                            $  1,330,767  $  3,511,981  $  4,842,748
Total identifiable assets              $ 30,378,270  $ 28,370,391  $ 58,748,661
Capital expenditures                   $    583,190  $  1,409,032  $  1,992,222

                                           FONAR       Physician
                                         Medical      Management
                                        Equipment      Services       Totals
                                       ------------  ------------  ------------
Fiscal 2002:
-----------

Net revenues from external
  customers                            $ 16,153,131  $ 27,007,974  $ 43,161,105
Intersegment net revenues              $  1,050,599  $    -        $  1,050,599
Operating (loss) income                $(15,433,351) $  1,052,544  $(14,380,807)
Depreciation and amortization          $  2,804,669  $  2,081,674  $  4,886,343
Compensatory element of stock
  issuances                            $  1,715,678  $  2,996,485  $  4,712,163
Total identifiable assets              $ 40,179,100  $ 32,949,723  $ 73,128,823
Capital expenditures                   $  2,107,509  $  1,463,682  $  3,571,191


Export Product Sales
--------------------

The Company's areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 1.0%, 6.2% and 26.6% of product sales revenues to third parties for the years ended June 30, 2004, 2003 and 2002, respectively.

The foreign product sales, as a percentage of product sales to unrelated parties, were made to customers in the following countries:

                                         2004          2003          2002
                                        ------        ------        ------

                   Puerto Rico              .3%          -  %          -  %
                   Scotland                -              .4          26.6
                   Spain                    .7           5.8           -
                                        ------        ------        ------
                                           1.0%          6.2%         26.6%
                                        ======        ======        ======

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2004


NOTE 20 - SEGMENT AND RELATED INFORMATION (Continued)

Foreign Service and Repair Fees
-------------------------------

The Company's areas of service and repair are principally in the United States. The Company had foreign revenues of service and repair of medical equipment amounting to 12.5%, 12.2% and 27.7% of consolidated net service and repair fees for the years ended June 30, 2004, 2003 and 2002, respectively. The foreign service and repair fees, as a percentage of total service and repair fees, were provided principally to the following countries:

                                           For the Years Ended June 30,
                                        -----------------------------------
                                         2004          2003          2002
                                        -------       -------       -------

                     Korea                 2.2%          2.8%          9.3%
                     Spain                 3.5           1.9           3.7
                     Mexico                -             -             3.0
                     Puerto Rico           -             -             3.5
                     Saudi Arabia          2.5           3.0           4.5
                     Poland                2.8           2.6           3.7
                     Scotland              3.3           1.9           -
                                        ------        ------        ------
                                          14.3%         12.2%         27.7%
                                        ======        ======        ======

The Company does not have any material assets outside of the United States.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                  (000's omitted, except per share data)

                                         For the Quarters Ended
                             ------------------------------------------------
                              Sep. 30,     Dec. 31,     Mar. 31,     June 30,
                               2003           2003          2004        2004
                             ---------    ---------    ---------    ---------
Total Revenues - Net         $ 13,302     $ 17,889     $ 19,353     $ 21,065

Total Costs and Expenses       17,041       20,352       20,759       21,928

Net Loss from Continuing
  Operations                   (3,843)      (2,630)      (1,484)      (1,537)

Basic and Diluted Net
  Loss Per Share from
  Continuing Operations      $  (0.05)    $  (0.03)    $  (0.02)    $  (0.02)

Basic and Diluted Net
  Loss Per Share from
  Discontinued Operations    $   -        $   -        $   -        $   -

Selling, general and administrative expenses for the quarter ended June 30, 2004 reflect approximately $344,000 of expenses, which relates to the prior three quarters. Other income for the quarter ended June 30, 2004 reflects approximately $215,000 of income, which relates to the prior three quarters.

                                  (000's omitted, except per share data)

                                         For the Quarters Ended
                             ------------------------------------------------
                              Sep. 30,     Dec. 31,     Mar. 31,     June 30,
                                2002         2002         2003         2003
                             ---------    ---------    ---------    ---------
Total Revenues - Net         $ 13,277     $ 15,954     $  9,775     $ 13,886

Total Costs and Expenses       15,730       18,707       15,221       18,381

Net Loss from Continuing
  Operations                   (2,597)      (2,805)      (6,256)      (3,543)

Net (Loss) Gain from
  Discontinued Operations        (109)        (116)         (70)         490

Basic and Diluted Net
  Loss Per Share from
  Continuing Operations      $  (0.04)    $  (0.04)    $  (0.08)    $  (0.04)

Basic and Diluted Net
  Loss Per Share from
  Discontinued Operations    $    -       $    -       $    -       $    -

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2004


NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

Loss per share from continuing operations for each quarter was computed independently using the weighted-average number of shares outstanding during the quarter. However, loss per share from continuing operations for the year were computed using the weighted-average number of shares outstanding during the year. As a result, the sum of the loss per share for the four quarters may not equal the full year loss per share.


NOTE 22 - SALE OF MANAGEMENT COMPANY AND DISCONTINUED OPERATIONS

On April 8, 2003, HMCA sold all of its issued and outstanding stock of A&A Services, Inc. ("A&A Services"), a physician practice management services organization engaged in the business of managing four primary care practices located in Queens County, New York (the "Practices"). The sale was made to the former owners (the "Buyers"), for a purchase price of $3,000,000, payable as follows: $500,000 at closing, $2,350,000 due 75 days after closing and $150,000 six months following the closing, together with a release of indebtedness in the approximate amount of approximately $913,000, which remained owing to the Buyers by HMCA as a result of the original acquisition. The note receivable from the buyers of A&A Services of $150,000 was repaid during the year ended June 30, 2004.

A&A Services had provided the Practices with management services, office space, equipment, repair and maintenance service for the equipment and clerical and other non-medical personnel. All services were terminated upon the sale.

This reporting unit of the Company's operations has been reflected as discontinued operations for the years ended June 30, 2003 and 2002. Accordingly, operating results have been segregated from continuing operations and are reported as discontinued operations in the consolidated statements of operations, comprehensive income (loss) and cash flows for the years ended June 30, 2003 and 2002.

As a result of this sale, the Company realized a gain of approximately $510,000, which was recognized in discontinued operations during the year ended June 30, 2003.

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2004


NOTE 22 - SALE OF MANAGEMENT COMPANY AND DISCONTINUED OPERATIONS (Continued)

Summarized financial information of discontinued operations is as follows:

                                                         For the Years Ended
                                                              June 30,
                                                     --------------------------
                                                         2003          2002
                                                     ------------  ------------
Management and other fees - related medical
  practices - net                                    $  1,179,095  $  1,517,465
                                                     ------------  ------------
Costs and Expenses:
  Costs related to management and other fees -
    related parties                                     1,271,121     1,638,354
  Amortization of management agreement                    220,404       522,407
  Interest expense                                          2,933       583,285
  Loss on impairment of management contract                -          4,700,000
                                                     ------------  ------------
      Total Costs and Expenses                          1,494,458     7,444,046
                                                     ------------  ------------
Loss from Discontinued Operations                    $   (315,363) $ (5,926,581)
                                                     ============  ============

Gain on Sale of Discontinued Operations Sales price:
  Cash proceeds, net of closing costs                $  2,821,564
  Note receivable                                         150,000
  Settlement of liabilities                               913,492
                                                     ------------
      Total Selling Price                               3,885,056

  Investment in discontinued operations                 3,375,242
                                                     ------------
Gain on Sale of Discontinued Operations              $    509,814
                                                     ============

                    FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2004


NOTE 23 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following represents a summary of allowance for doubtful accounts for the years ended June 30, 2004, 2003 and 2002, respectively:

                                      Balance                                      Balance
Description                        June 30, 2003     Additions      Deductions   June 30, 2004
-----------                        -------------  ---------------  ------------  -------------

Receivables from equipment sales
  and service contracts            $    442,437      (1)$  25,553    $     -     $    467,990
Receivables from equipment sales
  and service contracts - related
  parties                               694,655              -     (1)   39,092       655,563
Receivables from related medical
  Practices                           1,296,390   (1),(2) 578,000          -        1,874,390
Advance and notes to related
  Parties                               446,035                    (1)   81,244       364,791

                                      Balance                                      Balance
Description                        June 30, 2002     Additions      Deductions   June 30, 2003
-----------                        -------------  ---------------  ------------  -------------
Receivables from equipment sales
  and service contracts             $   382,437   (1)$     60,000     $    -     $    442,437
Receivables from equipment sales
  and service contracts - related
  parties                               694,655              -             -          694,655
Receivables from related medical
  Practices                           1,096,390           200,000          -        1,296,390
Advance and notes to related
  Parties                               366,035            80,000          -          446,035

                                      Balance                                       Balance
Description                        June 30, 2001     Additions      Deductions   June 30, 2002
-----------                        -------------  ---------------  ------------  -------------
Receivables from equipment sales
  and service contracts             $   338,676   (1)$     43,761     $    -      $   382,437
Receivables from equipment sales
  and service contracts - related
  parties                               694,655              -             -          694,655
Receivables from related medical
  Practices                             538,297           558,093          -        1,096,390
Advance and notes to related
  Parties                               316,035   (1)      50,000          -          366,035


(1) Included in provision for bad debts.

(2) Excludes bad debt recoveries of $152,220.

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2004


NOTE 24 - SUBSEQUENT EVENT

Issuances of Common Stock
-------------------------

During the period from July 1, 2004 through August 31, 2004:

a) The Company issued 468,249 shares of common stock to employees as compensation of $539,233 under stock bonus plans.

b) The Company issued 82,102 shares of common stock to consultants and others at a value of $92,520.

c) The Company issued 308,457 shares of common stock for costs and expenses of $2,004,970.

d) The Company issued 151,625 shares of common stock upon the exercise of warrants resulting in proceeds of $119,784.

e) The Company issued 6,410 shares of common stock upon the exercise of stock options resulting in proceeds of $7,500.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with our independent registered public accounting firm or other matters requiring disclosure under Regulation S-K, Item 304(b).

ITEM 9A. CONTROLS AND PROCEDURES

In performing their audit of our consolidated financial statements for the year ended June 30, 2004, our independent registered public accounting firm noted that certain royalties under a patent license had not been accrued during the first three quarters. This was corrected through appropriate adjustments and our internal procedures and controls modified to assure that such accruals will be made on an ongoing basis. Having made these modifications, we believe that our disclosure controls and procedures in place are effective to ensure that material information relating to FONAR, including its consolidated subsidiaries, is made known to us by others in FONAR and these entities in a timely manner so that appropriate disclosures can be made and appropriate corporate action be taken.

Based upon the controls evaluation, we have concluded that, as of the end of the period covered by this annual report, except as described above, our disclosure controls are effective to ensure that material information relating to our company is made known to management, including our chief executive officer and principal accounting personnel, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our consolidated financial statements are fairly presented in conformity with generally accepted accounting principles.

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

A majority  of our board of  directors  is composed  of  independent  directors:
Robert J. Janoff, Charles N. O'Data and Robert Djerejian. These three individuals also serve as the three members of the audit committee, which is a standing committee of board of directors having a charter describing its responsibilities. Mr. O'Data has been designated as the audit committee financial expert. His relevant experience is described in his biographical information.

We have adopted a code of ethics applicable to, among other personnel, our principal executive officer, principal financial officer, controllers and persons performing similar functions. The code is designed to deter wrongdoing and to promote: 1. honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; 2. full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities and Exchange Commission and in other public communications we make; 3. compliance with applicable governmental laws, rules and regulations; 4. the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code and 5. accountability for adherence to the code. We will provide a copy of the code to any person who requests a copy. A person may request a copy by writing to FONAR Corporation, 110 Marcus Drive, Melville, New York 11747, to the attention of the Legal Department or Investor Relations.

The officers and directors of the Company are set forth below:

Raymond V. Damadian, M.D.     68          President, Treasurer,
                                          Chairman of the Board
                                          and a Director

David B. Terry                57          Senior Vice President
                                          and Secretary

Claudette J.V. Chan           66          Director

Robert J. Janoff              77          Director

Charles N. O'Data             68          Director

Robert Djerejian              72          Director


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

David B. Terry is the Senior Vice President and Secretary of the Company. Mr. Terry has been serving as Vice President since December 1998 and as Secretary since May, 1990. Previously, he served as Treasurer from May 1990 to December, 1998, as Secretary from July 1978 through June 1987 and as Treasurer from August 1981 through June 1987. From July 1978 through June 1987, he was also a Director of the Company. Between July 1987 and January 1990, Mr. Terry was a co-owner and actively engaged in the business of Carman-Terry Realty, a real estate brokerage firm. In January 1990, Mr. Terry resumed his employment with the Company. Mr. Terry is a brother-in-law of Raymond V. Damadian.

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

Charles N. O'Data has been a Director of FONAR since February, 1998. From 1968 to 1997, Mr. O'Data was the Vice President for Development for Geneva College, a liberal arts college located in western Pennsylvania. In that capacity, he acted as the College's chief investment officer. His responsibilities included management of the College's endowment fund and fund raising. In July 1997, Mr. O'Data retired from Geneva College after 36 years of service to assume a position of National Sales Executive for SC Johnson Company's Professional Markets Group, a unit of SC Johnson Wax, and specialized in healthcare and education sales, a position he held until the spring of 1999. In his capacity with SC Johnson he was responsible for sales to the nation's three largest Group Purchasing Organizations which included some 4,000 hospitals. Mr. O'Data presently acts as an independent financial consultant to various entities. Mr. O'Data served on the board of the Medical Center, Beaver, Pennsylvania, now a part of Heritage Valley Health System, a 500 bed acute care facility, for 22 years, three as its Chair. Mr. O'Data also served on the board of the Hospital Council of Western Pennsylvania, a shared-services and group purchasing organization covering seven states. He founded The Beaver County Foundation, a Community Foundation, in 1992, and serves as its President. Mr. O'Data is listed as a finance associate in the Middle States Association, Commission on Higher Education. The commission is the formal accrediting body for higher education in the eastern region of the country. In this capacity he evaluates the financial aspects of educational organizations. Mr. O'Data is a graduate of Geneva College, where he received a B.S. degree in Economics in 1958.

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

The Board of Directors does not have a compensation Committee. Dr. Raymond V. Damadian, President, Chief Executive Officer and Chairman of the Board, controls over 50% of the voting power of our capital stock. Dr. Damadian is the only executive officer who is a member of the Board of Directors. Dr. Damadian participates in the determination of executive compensation for our officers.

The Board of Directors has established an audit committee. The members of the committee are Robert J. Janoff, Charles N. O'Data and Robert Djerejian.

There is set forth in the following Summary Compensation Table the compensation provided by us during fiscal 2004 to its Chief Executive Officer. There is set forth in the following Option Grant Table and Option Exercise Table any stock options granted and exercised by Dr. Damadian during fiscal 2004.

I.  SUMMARY COMPENSATION TABLE
                                                    Long Term Compensation
                                             -----------------------------------
            Annual Compensation                   Awards             Payouts
------------------------------------------   ------------------  ---------------
  (a)       (b)     (c)       (d)   (e)         (f)       (g)     (h)     (i)
  Name                             Other                                   All
  and                              Annual    Restricted                   Other
Principal                          Compen-    Stock     Options   LTIP   Compen-
Position           Salary    Bonus sation    Award(s)    SARs    Payouts sation
   2       Year     ($)       ($)   ($)      ($)          (#)      ($)    ($)
---------  ----  ----------  ----- -------   ---------- -------  ------- -------
Raymond V. 2004  $86,799.99    -      -           -        -        -       -
Damadian,  2003  $86,799.98    -      -           -        -        -       -
CEO        2002  $86,799.96    -      -           -        -        -       -
---------  ----  ----------  ----- -------   ---------- -------  ------- -------

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
Damadian,
President
and CEO

EMPLOYEE COMPENSATION PLANS

Equity Compensation Plan Information as of June 30, 2004

                      (a)                (b)             (c)
Plan category         Number of          Weighted-       Number of securities
                      securities         average         remaining available
                      to be issued       exercise price  for future issuance
                      upon exercise      of outstanding  under equity
                      of outstanding     options,        compensation plans
                      options, warrants  warrants        (excluding securities
                      and rights         and rights      reflected in column (a)
                      -----------------  --------------  -----------------------
Equity compensation      3,047,006           $1.22               3,556,468
  plans approved by
  security holders

Equity compensation           -               N/A                     -
  plans not approved
  by security holders

Total                    3,047,006           $1.22               3,556,468

                         =========           =====               =========

FONAR's 1993 Incentive Stock Option Plan, adopted on March 26, 1993, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1993 Incentive Stock Option Plan permitted the issuance of stock options covering an aggregate of 1,500,000 shares of Common Stock of FONAR. The 1993 Stock Option Plan terminated on March 25, 2003. No options to purchase shares of Common Stock remained available for grant under the plan at that time. There are 59,000 options that were issued under the plan that remain outstanding.

FONAR's 1997 Nonstatutory Stock Option Plan, adopted on May 9, 1997, permits the issuance of stock options covering an aggregate of 5,000,000 shares of Common Stock of FONAR. The options may be issued at such prices and upon such terms and conditions as are determined by FONAR. The 1997 Nonstatutory Stock Option Plan will terminate on May 8, 2007. As of June 30, 2004, options to purchase 2,098,724 shares of Common Stock of FONAR were available for future grant. Of the options granted under this plan, 2,364,122 remain outstanding.

Fonar's 2002 Incentive Stock Option Plan, adopted on July 1, 2002, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 2002 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 2,500,000 shares of Common Stock of Fonar. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The 2002 Stock Option Plan will terminate on June 30, 2012. As of June 30, 2004, options to purchase 1,457,744 shares of Common Stock of Fonar were available for future grant under the plan. Of the options granted under this plan 623,884 remain outstanding.

Fonar's 2003 Supplemental Stock Bonus Plan, adopted May 1, 2003, permits Fonar to issue an aggregate of 5,000,000 shares of Common Stock of Fonar as bonus or compensation. Fonar selects the persons to whom bonus stock will be issued, the number of shares to be awarded and such other terms and conditions as it deems advisable. The 2003 Supplemental Stock Bonus Plan will terminate on April 30, 2013. As of June 30, 2004 there were no shares of Common Stock of Fonar were available for future grant under the plan.

Fonar's 2004 Stock Bonus Plan, adopted on February 4, 2004, permits Fonar to issue an aggregate of 5,000,000 shares of Common Stock of Fonar as bonus or compensation. As of June 30, 2004, 1,651,565 shares of Common Stock of Fonar were available for future grant under the plan.


HMCA's 1997 Incentive Stock Option Plan, adopted on March 10, 1997, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1997 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 2,000,000 shares of Common Stock of HMCA. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The exercisability of the options granted to date is contingent upon the successful completion by HMCA of a public offering of its securities or the recognition by HMCA of at least $10 million in revenues for at least two consecutive fiscal quarters. The 1997 Stock Option Plan will terminate on March 9, 2007. As of June 30, 2004, options to purchase 400,000 shares of HMCA Common Stock were available for future grant under the plan.

HMCA's 1998 Incentive Stock Option Plan, adopted on December 16, 1998, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1998 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 2,000,000 shares of Common Stock of HMCA. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The excerciseability of the options granted to date is contingent upon the successful completion by HMCA of a public offering of its securities. The 1998 Stock Option Plan will terminate on December 15, 2008. As of June 30, 2004, options to purchase 1,330,000 shares of HMCA Common Stock were available for future grant under the plan.

HMCA's 1998 Nonstatutory Stock Option Plan, adopted on December 16, 1998, permits the issuance of stock options covering an aggregate of 500,000 shares of Common Stock of HMCA. The options may be issued at such prices and upon such terms and conditions as are determined by HMCA. The exercisability of the options granted to date is contingent upon the successful completion by HMCA of a public offering of its securities. The 1998 Nonstatutory Stock Option Plan will terminate on December 15, 2008. As of June 30, 2004, options to purchase 100,000 shares of Common Stock were available for future grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number and percentage of shares of FONAR's securities held by each director, by each person known by us to own in excess of five percent of FONAR's voting securities and by all officers and directors as a group as of August 16, 2004.

Name and Address of           Shares            Percent
Beneficial Owner (1)     Beneficially Owned    of Class

Raymond V. Damadian, M.D.
c/o FONAR Corporation
Melville, New York
 Director, President
 CEO, 5% + Stockholder
    Common Stock            2,488,274             2.50%
    Class C Stock           9,561,174            99.98%
    Class A Preferred         477,328             6.09%

Claudette Chan
Director
    Common Stock                2,648               *
    Class A Preferred             800               *

Robert J. Janoff
Director
    Common Stock               80,000               *
    Class A Preferred           1,999               *

Charles N. O'Data
Director
    Common Stock                  700               *

All Officers and Directors
as a Group (5 persons) (2) (3)
    Common Stock            2,588,843             2.60%
    Class C Stock           9,561,174            99.98%
    Class A Preferred         480,165             6.13%
---------------------------
*   Less than one percent

1. Address provided for each beneficial owner owning more than Five percent of the voting securities of FONAR.

2. Includes 101 shares of our Common Stock and 19 shares of our Class A Non-voting Preferred Stock held by an officer jointly with his wife and 192 shares of our Common Stock and 38 shares of our Class A Non-voting Preferred Stock held in trust by an officer for his children.

3. Includes options to purchase 16,928 shares of Common Stock held by an officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Background.

Between 1990 and 1996, Raymond V. Damadian, M.D. MRI Scanning Centers Management Company, also referred to as "RVDC", a Delaware corporation of which Dr. Damadian was the sole stockholder, director and President, purchased and leased scanners from FONAR to establish a network of professional corporations operating MRI scanning centers, also referred to as the "Centers", in New York, Florida, Georgia and other locations. Dr. Raymond V. Damadian is the Chairman, President and principal stockholder of FONAR and also the owner, director and President of each of these professional corporations. RVDC provided the necessary management and the scanners to the Centers, although in certain situations, a Center would acquire the scanner directly from FONAR.

ACQUISITION OF RVDC.

Effective June 30, 1997, FONAR's wholly-owned subsidiary, Health Management Corporation of America, also referred to as "HMCA", formerly known as U.S. Health Management Corporation, acquired RVDC by purchasing all of the issued and outstanding shares of RVDC from Dr. Damadian for 10,000 shares of the Common Stock of FONAR. The transactions can be rescinded by Dr. Damadian, however, in the event of a change of control in FONAR or the bankruptcy of FONAR. There is no time limit on the right to rescind. In connection with the transaction, FONAR granted RVDC a nonexclusive royalty free license to FONAR's patents and software. These licenses may be terminated by FONAR in the event of the bankruptcy of RVDC or a change in control of RVDC.

AGREEMENTS WITH HMCA.

Effective July 1, 1997, new management agreements were entered into by the Centers and HMCA. Since that time certain of the original Centers have been closed and new Centers opened. Each new Center also entered into a management agreement with HMCA.

Pursuant to the management agreements, HMCA is providing comprehensive management and administrative services and office facilities, including billing and collection of accounts, payroll and accounts payable processing, supplies and utilities to the Centers. Under the management agreements, HMCA provides service through FONAR for the scanners at the Centers. In total, 11 MRI Centers have management agreements with HMCA. Dr. Damadian is the stockholder, director and president of each of the Centers.

HMCA entered the business of performing management services for physical therapy and rehabilitation practices beginning with the acquisition of Dynamic Health Care Management, Inc., also referred to as Dynamic, in August, 1998. Dynamic performed management services for two New York professional service corporations having three office locations: Hempstead, New York, Bellmore, New York and Deer Park, New York. These professional service corporations are Alliance Physical Medicine and Rehabilitation, P.C. and Bellmore Medical Practice, P.C. In addition, HMCA performs management services for Superior Medical Services, P.C., a New York professional service corporation, which conducts physical therapy and rehabilitation at three locations in Elmont, Elmhurst and the Bronx, New York. Dr. Damadian is the stockholder, director and President of each of these three physical therapy and rehabilitation professional service corporations.

The fees to HMCA under the management agreements with the MRI Centers are based on the number of procedures performed. The per procedure charges to the MRI Centers range from $250 to $550 per MRI scan. The fees to HMCA under the management agreements with the physical therapy and rehabilitation practices are flat fees charged on a monthly basis. The monthly fees to the physical therapy and rehabilitation facilities range from approximately $90,000 to $285,000.

During the fiscal years ended June 30, 2004 and June 30, 2003 the net revenues received by HMCA from the MRI Centers owned by Dr. Damadian were approximately $13.3 million and $13.5 million respectively, and the net revenues received from the physical therapy and rehabilitation practices were $9.7 million and $9.4 million, respectively.

OTHER TRANSACTIONS

Effective December 1, 1993, one of the Centers, Albany Magnetic Resonance Imaging, P.C., also referred to as the "Albany Center", a Georgia professional corporation of which Raymond V. Damadian is the sole shareholder, director and President, purchased the scanner being utilized at its site from the Company for a purchase price of $1,128,844, which in Fonar's opinion represented a fair market price based on sales of like equipment by Fonar to its customers. Of the purchase price, $574,077 was paid by the assumption and payment of our indebtedness to the lender secured by the scanner. Such indebtedness to the lender was retired pursuant to a new equipment finance lease between the lender and the Albany Center, guaranteed by us, providing for 18 monthly payments of $35,000 each. Following payment of the lease, the remaining $554,767 of the purchase price due to us was required to be paid pursuant to a promissory note, with interest at 10% per annum, over an 18 month term, consisting of 17 payments of $35,000 each and one final payment of $2,454.08. In June, 1997, the payment terms for the outstanding balance of $344,766 were restructured to provide for 60 equal monthly payments, including interest at the rate of 10% per annum, of $7,325.27 each, commencing July, 1997. The Albany Center has been closed and the remaining amounts due were paid in the first quarter of fiscal 2004.

On June 30, 1994, Melville MRI, P.C., also referred to as the "Melville Center", a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President, purchased the scanner being utilized at its site from the Company for a purchase price of $1,011,431.12, which in Fonar's opinion represented a fair market price based on sales of like equipment by Fonar to its customers. Of the purchase price, $900,000 was to be paid by the assumption and payment of our indebtedness to the lender secured by the scanner pursuant to a note bearing interest at 14% per annum and providing for 60 monthly payments of $20,700 each. The remaining $111,431.12 of the purchase price was to be paid concurrently with the payments to the lender. The payment terms for the principal balance, plus accrued interest, in the aggregate amount of $139,290, were restructured to provide for 60 equal monthly payments, including interest at the rate of 10% per annum, of $2,959.50 each commencing July, 1998. In fiscal 2001, following the payment in full by FONAR, as guarantor, of the indebtedness due to the lender, there was as a result a balance of $893,606 then owing to FONAR by the Melville Center. The $2,959.50 monthly payment to FONAR was increased by an additional principal amount of $10,000 per month to be applied toward the balance due. The outstanding balance of June 30, 2004 was $223,744. The payment terms were restructured in March, 2004 to be $15,418.32 per month, inclusive of interest at the rate of 5% per annum, over an 18 month period commencing April, 2004.

Robert Janoff, a director of the Company, is a limited partner in a partnership in which we have a 92% partnership interest. The partnership manages an MRI scanning center in Bensonhurst, Brooklyn, New York and was party to a service contract at an annual rate of $50,000 on its scanner for the period of July 1, 2003 through June 30, 2004. The service contract has been renewed at the same rate for the period July 1, 2004 through June 30, 2005.

Pursuant to an agreement dated February 1, 2000, Deerfield Magnetic Resonance Imaging, P.A., also referred to as "Deerfield", a Florida professional association of which Raymond V. Damadian is the sole stockholder, director and President, agreed to lease a Fonar QUAD(TM) 12000 MRI Scanner from the Company for a term of five years at a monthly rental of $12,356.09. The term of the lease commenced on July 18, 2000 upon the acceptance of the scanner. In September, 2002, Deerfield purchased the Scanner, paying $800,000 toward the purchase price. A balance of $14,285 owing as of June 30, 2003 was paid in the first quarter of fiscal 2004.

Subsequently, Deerfield obtained new premises, changed its name to Stand-Up MRI of Boca Raton, P.A., also referred to as Boca Raton, and entered into an agreement to purchase a Stand-Up(TM) MRI scanner from FONAR for $1,500,000 in October, 2003. The installation has been completed and the balance of the purchase price was paid in June, 2004.

Canarsie MRI Associates, also referred to as "Canarsie", a joint venture partnership of which MRI Specialties, Inc., also referred to as "Specialties", is an owner, is party to a service agreement for its scanner with the Company at an annual fee of $85,000 for the period from March 24, 2004 through March 23, 2005. It is expected that the service contract will be renewed when it expires. During fiscal 2001, Canarsie entered into an agreement to purchase a QUAD(TM) 12000 MRI scanner from FONAR for a purchase price of $850,000. Of the purchase price, $400,000 was paid and $450,000 was payable pursuant to a note over a period of 7 years with 6% interest per annum. The monthly payment is $6,573.85 and commenced on December 1, 2001. The principal balance owing to FONAR as of June 30, 2004, was $305,404. Timothy Damadian, the son of Raymond V. Damadian, is the sole stockholder, director and President of Specialties.

Pompano MRI Associates, also referred to as "Pompano", a joint venture partnership of which Guardian MRI, Inc., also referred to as "Guardian", is party to a service agreement with FONAR at the rate of $85,000 per annum for its Stand-Up(TM) MRI scanner. The service agreement commenced on December 3, 2003 and runs through December 12, 2004. It is anticipated that the service agreement will be renewed. Timothy Damadian, the son of Raymond V. Damadian, is a stockholder, director and officer of Guardian. Jevan Damadian and Keira Reinmund, also children of Dr. Damadian, are also stockholders of Guardian.

A one-year service agreement between FONAR and Orlando MRI Associates, L.P., also referred to as "Orlando Partnership", commenced on July 13, 2003 at the rate of $85,000 per annum for a Stand-Up(TM) MRI scanner. It was renewed for an additional one-year period at the same price on July 13, 2004. It is anticipated that the service agreement will be renewed upon its expiration in July, 2005. Timothy Damadian, the son of Raymond V. Damadian is a limited partner in the Orlando Partnership.

Black Bear Management LLC, a New York limited liability company of which TRD Services, Inc., also referred to as "TRD", is a member, is party to a service agreement with FONAR for its Stand-Up(TM) MRI at a fee of $85,000 per annum. The term runs from November 23, 2003 through November 22, 2004. It is expected that the service agreement will be renewed. Timothy Damadian, the son of Raymond V. Damadian, is the stockholder, director and President of TRD.

During fiscal 2002, Damadian MRI at Elmhurst, P.C., also referred to as "Elmhurst", a New York professional corporation of which Raymond V. Damadian is the sole stockholder, director and President, agreed to lease an Echo(TM) MRI scanner from FONAR on a fee per scan basis of $200 per MRI scan performed.

Bronx MRI Associates, LLC, a New York limited liability company of which Raymond
V. Damadian and Donna Damadian, jointly, TRD Services, Inc., also referred to as "TRD", JAD Ventures, Inc., also referred to as "JAD", Keira Reinmund, Thomas Terry and Constance Terry, among others, are members, is party to a service agreement with FONAR for its Stand-Up(TM) MRI scanner running from March 23, 2004 through March 22, 2005 for an annual fee of $85,000. It is anticipated that the service agreement will be reviewed upon its expiration. Donna Damadian is the wife of Raymond Damadian. TRD is owned by Timothy Damadian, a son of Raymond and Donna Damadian, JAD is owned by Jevan Damadian, a son of Raymond and Donna Damadian and Keira Reinmund is the daughter of Dr. and Mrs. Damadian. Constance Terry is the wife of David B. Terry, Vice President and Secretary of Fonar and brother-in-law of Dr. Damadian. Thomas Terry is also the brother-in-law of Dr. Damadian.

Deer Park Management Services, LLC, a New York limited liability company of which TRD and JAD are, among others, members, is party to a service agreement with FONAR for its Stand-Up(TM) MRI scanner running from May 1, 2004 through April 30, 2005 at an annual fee of $85,000. It is expected that the service agreement will be renewed upon its expiration. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, who are the sons of Raymond V. Damadian.

Long Island Management Services, LLC, a New York limited liability company of which TRD, JAD and Donna Damadian are, among others, members, is party to a service agreement with FONAR for its Stand-Up(TM) MRI scanner running from September 10, 2004 through September 9, 2005 at a fee of $85,000 per annum. It is anticipated that the service agreement will be renewed upon its expiration. Donna Damadian is the wife of Raymond Damadian. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, the sons of Raymond and Donna Damadian.

Miami MRI Associates, LLC, also referred to as Miami, a Florida limited liability company of which TRD, JAD and Donna Damadian are, among other parties, members, purchased a Stand-Up(TM) MRI from Fonar on which the warranty will expire in October, 2004. It is anticipated that Miami will enter into a one year service agreement with FONAR at that time at a rate of $85,000 per annum. Donna Damadian is the wife of Raymond Damadian. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, the sons of Raymond and Donna Damadian.

During the second quarter in fiscal 2003, Manhattan Management Services, LLC, a New York limited liability company of which TRD, JAD, Donna Damadian, Keira Reinmund and Robert Djerejian are among other parties, members, agreed to purchase a Stand-Up(TM) MRI from Fonar for a purchase price of $1,400,000. The construction and installation of this scanner was completed in December, 2003 and payment has been made in full. Donna Damadian is the wife of Raymond Damadian. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, the sons of Raymond and Donna Damadian. Keira Reinmund is the daughter of Raymond and Donna Damadian. Robert Djerejian is a member of the Board of Directors of Fonar.

During the fourth quarter of fiscal 2003, Queens Management Services, LLC, a New York limited liability company of which TRD, JAD, Keira Reinmund, Donna Damadian and Robert Djerejian are among other parties, members, agreed to purchase a Stand-Up(TM) MRI from Fonar for $1,400,000. The construction and installation of this scanner was completed in February, 2004, and payment has been made in full. Donna Damadian is the wife of Raymond Damadian. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, the sons of Raymond and Donna Damadian. Keira Reinmund is the daughter of Raymond and Donna Damadian. Robert Djerejian is a member of the Board of Directors of Fonar.

During the third quarter of fiscal 2004, South Shore Management Services, LLC, a New York limited liability company of which TRD, JAD, Keira Reinmund, Donna Damadian and Robert Djerejian are among other parties, members, agreed to purchase a Stand-Up(TM) MRI from FONAR for $1,400,000 payable in installments as the work progresses in accordance with FONAR's usual terms. The construction and installation of this scanner has not yet been completed. Donna Damadian is the wife of Raymond Damadian. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, the sons of Raymond and Donna Damadian. Keira Reinmund is the daughter of Raymond and Donna Damadian. Robert Djerejian is a member of the Board of Directors of Fonar.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Marcum & Kliegman LLP for the audit of our annual financial statements for the fiscal year ended June 30, 2004 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2004 were $418,276.

The aggregate fees billed by Marcum & Kliegman LLP for the audit of our annual financial statements for the fiscal year ended June 30, 2003 and the reviews of the financial information included in our Forms 10-Q for the fiscal year ended June 30, 2003 were $460,805.

Audit Related Fees

No fees were billed by Marcum & Kliegman LLP for the fiscal years ended June 30, 2004 or June 30, 2003 for services related to the audit or review of our financial statements that are not included under the caption "Audit Fees".

No fees were billed by Marcum & Kliegman LLP for the fiscal years ended June 30, 2004 or June 30, 2003 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information.

Tax Fees

The aggregate fees billed by Marcum & Kliegman LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2004 were $172,542.

The aggregate fees billed by Marcum & Kliegman LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2003 were $189,094.

All Other Fees

The aggregate fees billed by Marcum & Kliegman LLP for all other services rendered by them during the fiscal years ended June 30, 2004 and June 30, 2003 were $106,452 and $124,417, respectively, which included services in connection with the registration of securities, and financing transactions.

Since January 1, 2003, the audit committee has adopted policies and procedures for pre-approving all non-audit work performed by the auditors. Specifically, the committee must pre-approve the use of the auditors for all such services. The audit committee has pre-approved all non-audit work since that time and in making its determination has considered whether the provision of such services was compatible with the independence of the auditors.

Our audit committee believes that the provision by Marcum & Kliegman LLP of services in addition to audit services in fiscal 2004 and 2003 were compatible with maintaining their independence.


PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a) FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements are included in Part II, Item 8.

     Independent Auditors' Report.

     Consolidated Balance Sheets as at June 30, 2004 and 2003.

     Consolidated Statements of Operations for the Three Years Ended June 30, 2004, 2003 and 2002.

     Consolidated Statements of Stockholders' Equity for the Three Years Ended June 30, 2004, 2003 and 2002.

     Consolidated Statements of Cash Flows for the Three Years Ended June 30, 2004, 2003 and 2002.

     Notes to Consolidated Financial Statements.

     Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes to the financial statements.


b) REPORTS ON FORM 8-K

         None.

c)  EXHIBITS

     3.1   Certificate  of   Incorporation,   as  amended,   of  the  Registrant
incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on Form S-1,Commission File No. 33-13365.

     3.2 Article Fourth of the Certificate of Incorporation, as amended, of the Registrant incorporated by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-8, Commission File No. 33-62099.

     3.3 Section A of Article Fourth of the Certificate of Incorporation, as amended, of the Registrant incorporated by reference to Exhibit 4.3 to the Registrant's registration statement on Form S-3, Commission File No. 333-63782.

     3.4 Section A of Article Fourth of the Certificate of Incorporation, as amended, of the Registrant incorporated by reference to Exhibit 3.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2003, Commission File No. 0-10248.

     3.5 By-Laws,  as amended,  of the Registrant  incorporated  by reference to
Exhibit 3.2 to the Registrant's registration statement on Form S-1, Commission File No. 33-13365.

     4.1 Specimen Common Stock Certificate  incorporated by reference to Exhibit
4.1 to the Registrant's registration statement on Form S-1, Commission File No. 33-13365.

     4.2 Specimen Class B Common Stock Certificate  incorporated by reference to
Exhibit 4.2 to the Registrant's registration statement on Form S-1, Commission File No. 33-13365.

     4.3 Form of 4% Convertible Debentures due June 30, 2002 incorporated by reference to Exhibit 4.1 of the Registrant's current report on Form 8-K filed on June 11, 2001. Commission File No. 0-10248.

     4.4 Form of Purchase Warrants incorporated by reference to Exhibit 4.2 of the Registrant's current report on Form 8-K filed on June 11, 2001. Commission File No. 0-10248.

     4.5 Form of Callable Warrants incorporated by reference to Exhibit 4.3 of the Registrant's current report on Form 8-K filed on June 11, 2001. Commission File No. 0-10248.

     4.6 Form of  Replacement  Callable  Warrants  incorporated  by reference to
Exhibit 4.7 of the Registrant's registration statement on Form S-3, Commission File No. 333-10677.

     4.7 Form of Amended and Restated Purchase Warrant for The Tail Wind Fund, Ltd. incorporated by reference to Exhibit 4.7 of the Registrants registration statement on Form S-3, Commission File No. 333-116908.

     4.8 Form of Amended and Restated  Purchase  Warrant for Placement Agent and
Designees   incorporated  by  reference  to  Exhibit  4.8  of  the  Registrant's registration statement on Form S-3, Commission File No. 333-116908.

     10.1 License Agreement between the Registrant and Raymond V. Damadian incorporated by reference to Exhibit 10 (e) to Form 10-K for the fiscal year ended June 30, 1983, Commission File No. 0-10248.

     10.2 1983  Nonstatutory  Stock  Option Plan  incorporated  by  reference to
Exhibit 10 (a) to Form 10-K for the fiscal year ended June 30, 1983, Commission File No. 0-10248, and amendments thereto dated as of March 7, 1984 and dated August 22, 1984, incorporated by referenced to Exhibit 28 (a) to Form 10-K for the year ended June 30, 1984, Commission File No. 0-10248.

     10.3 1984 Incentive Stock Option Plan incorporated by reference to Exhibit 28 (c) to Form 10-K for the year ended June 30, 1984, Commission File No. 0-10248.

     10.4 1986  Nonstatutory  Stock  Option Plan  incorporated  by  reference to
Exhibit 10.7 to Form 10-K for the fiscal year ended June 30, 1986, Commission File No. 0-10248.

     10.5 1986 Stock Bonus Plan incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended June 30, 1986, Commission File No. 0-10248.

     10.6 1986 Incentive Stock Option Plan  incorporated by reference to Exhibit
10.9 to Form 10-K for the fiscal year ended June 30, 1986, Commission File No. 0-10248.

     10.7 Lease Agreement, dated as of August 18, 1987, between the Registrant and Reckson Associates incorporated by reference to Exhibit 10.26 to Form 10-K for the fiscal year ended June 30, 1987, Commission File No. 0-10248.

     10.8 1993 Incentive Stock Option Plan  incorporated by reference to Exhibit
28.1 to the Registrant's registration statement on Form S-8, Commission File No. 33-60154.

     10.9 1993  Non-Statutory  Stock  Option Plan  incorporated  by reference to
Exhibit 28.2 to the Registrant's registration statement on Form S-8, Commission File No. 33-60154.

     10.10 1993 Stock Bonus Plan incorporated by reference to Exhibit 28.3 to the Registrant's registration statement on Form S-8, Commission File No. 33-60154.

     10.11 1994  Non-Statutory  Stock Option Plan  incorporated  by reference to
Exhibit 28.1 to the Registrant's registration statement on Form S-8, Commission File No. 33-81638.

     10.12 1994 Stock Bonus Plan incorporated by reference to Exhibit 28.2 to the Registrant's registration statement on Form S-8, Commission File No. 33-81638.

     10.13 1995  Non-Statutory  Stock Option Plan  incorporated  by reference to
Exhibit 28.1 to the Registrant's registration statement on Form S-8, Commission File No. 33-62099.

     10.14 1995 Stock Bonus Plan incorporated by reference to Exhibit 28.2 to the Registrant's registration statement on Form S-8, Commission File No. 33-62099.

     10.15 1997  Non-Statutory  Stock Option Plan  incorporated  by reference to
Exhibit 28.1 to the Registrant's registration statement on Form S-8, Commission File No.: 333-27411.

     10.16 1997 Stock Bonus Plan incorporated by reference to Exhibit 28.2 to the Registrant's registration statement on Form S-8, Commission File No:
333-27411.

     10.17 Stock Purchase Agreement, dated July 31, 1997, by and between U.S. Health Management Corporation, Raymond V. Damadian, M.D. MR Scanning Centers Management Company and Raymond V. Damadian, incorporated by reference to Exhibit
2.1 to the Registrant's Form 8-K, July 31, 1997, commission File No: 0-10248.

     10.18 Merger Agreement and Supplemental Agreement dated June 17, 1997 and Letter of Amendment dated June 27, 1997 by and among U.S. Health Management Corporation and Affordable Diagnostics Inc. et al., incorporated by reference to
Exhibit 2.1 to the Registrant's 8-K, June 30, 1997, Commission File No: 0-10248.

     10.19 Stock Purchase Agreement dated March 20, 1998 by and among Health Management Corporation of America, FONAR Corporation, Giovanni Marciano, Glenn Muraca et al., incorporated by reference to Exhibit 2.1 to the Registrant's 8-K, March 20, 1998, Commission File No: 0-10248.

     10.20 Stock Purchase Agreement dated August 20, 1998 by and among Health Management Corporation of America, FONAR Corporation, Stuart Blumberg and Steven Jonas, incorporated by reference to Exhibit 2 to the Registrant's 8-K, September 3, 1998, Commission File No. 0-10248.

     10.21 2000 Stock Bonus Plan incorporated by reference to Exhibit 99.1 to the Registrant's registration Statement on Form S-8, Commission File No.:
333-66760.

     10.22 2002 Stock Bonus Plan incorporated by reference to Exhibit 99.1 to the Registrant's registration statement on Form S-8, Commission File No.:
333-89578.

     10.23 2002 Incentive Stock Option Plan incorporated by reference to Exhibit
99.1 to the  Registrant's  registration  statement on Form S-8,  Commission File
No.: 333-96557.

     10.24 2003 Stock Bonus Plan incorporated by reference to Exhibit 99.1 to the Registrant's registration statement on Form S-8, Commission File No:
333-106626.

     10.25 2003  Supplemental  Stock Bonus Plan  incorporated  by  reference  to
Exhibit 99.1 to the Registrant's registration statement on Form S-8, Commission File No: 333-106626.

     10.26 2004 Stock Bonus Plan incorporated by reference to Exhibit 99.1 to the Registrant's registration statement on Form S-8, Commission File No. 333-112577.

     10.27 Purchase Agreement dated May 24, 2001 by and between the Registrant and The Tail Wind Fund Ltd. incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed June 11, 2001. Commission File No. 0-10248.

     10.28 Registration Rights Agreement dated May 24, 2001 by and among the Registrant, The Tail Wind Fund Ltd. and Roan Meyers, Inc. incorporated herein by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed June 11, 2001. Commission File No. 0-10248.

     10.29 Amendment to Callable Warrant dated April 28, 2004 by and between The Tail Wind Fund, Ltd. and the Registrant incorporated by reference to Exhibit
10.17 to the Registrant's registration statement on Form S-3, Commission File No. 333-116908.

     10.30 First Amendment to Purchase Warrant dated April 28, 2004 by and between The Tail Wind Fund, Ltd. and the Registrant incorporated by reference to
Exhibit 10.18 to the Registrant's registration statement on Form S-3, Commission File No. 333-116908.

     10.31 Form of First Amendment to Purchase Warrant dated June 1, 2004 by and between each of Roan/Meyers Associates, L.P. and its designees and the Registrant, incorporated by reference to Exhibit 10.19 to the Registrant's registration statement on Form S-3, Commission File No. 333-116908.

     14.1 Code of Ethics. See Exhibits.

     21.1 Subsidiaries of the Registrant. See Exhibits.

     23.1 Independent Registered Public Accounting Firm's Consent. See Exhibits.

     31.1 Section 302 Certification. See Exhibits.

     32.1 Section 906 Certification. See Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FONAR CORPORATION

Dated:  September 15, 2004

                               By: /s/ Raymond Damadian
                               Raymond V. Damadian, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                    Title                    Date

/s/ Raymond Damadian        Chairman of the         September 15, 2004
Raymond V. Damadian         Board of Directors,
                            President, Director
                            Principal Executive
                            Officer and Acting
                            Principal Financial
                            Officer)

/s/ Claudette J.V. Chan     Director                September 15, 2004
Claudette J.V. Chan


/s/ Robert J. Janoff        Director                September 15, 2004
Robert J. Janoff

/s/ Charles N. O'Data       Director                September 15, 2004
Charles N. O'Data

/s/ Robert Djerejian        Director                September 15, 2004
Robert Djerejian