Form 10-Q
period 2004-09-30
FONAR CORP
filed 2004-11-09
CIK 355019

10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended    SEPTEMBER 30, 2004
                                               ------------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from              to
                                     ------------     -------------
                         Commission file number 0-10248
                         --------------------=---------

                                FONAR CORPORATION
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 11-2464137
- --------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

110 Marcus Drive     Melville, New York                 11747
- ----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:     (631)  694-2929
                                                        ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO
                                        ---    ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).   YES  X     NO
                                                  ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                           Outstanding at October 31, 2004
- --------------------------------            -------------------------------
Common Stock, par value $.0001                     100,759,364
Class B Common Stock, par value $.0001                   3,953
Class C Common Stock, par value $.0001               9,562,824
Class A Preferred Stock, par value $.0001            7,836,287

FONAR CORPORATION AND SUBSIDIARIES
INDEX


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - September 30, 2004
     (Unaudited) and June 30, 2004

   Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2004 and
     September 30, 2003 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Loss for the Three Months Ended
     September 30, 2004 and September 30, 2003 (Unaudited)

   Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2004 and
     September 30, 2003 (Unaudited)


   Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregisted Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit - 31.1

Exhibit - 32.1

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                                 September 30,   June 30,
                                                            2004         2004
                                                        (UNAUDITED)
Current Assets:                                          ---------    -------
  Cash and cash equivalents                                $ 9,762    $ 9,474

  Marketable securities                                     10,394     11,120

  Restricted cash                                            5,500      5,500

  Accounts receivable - net                                  2,009      1,006

  Accounts receivable - related parties -net                   398        297

  Management fee receivable - related
    medical practices - net                                 14,398     14,315

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                     2,578      1,711

  Costs and estimated earnings in excess of
    billings on uncompleted contracts - related party            -        112

  Inventories                                                9,158      9,585

  Investment in sales-type lease                               158        154

  Current portion of advances and notes to related
    medical practices                                          243        240

  Prepaid expenses and other current assets                  2,265      1,572
                                                            ------     ------
        Total Current Assets                                56,863     55,086
                                                            ------     ------

Property and equipment - net                                 8,073      8,211

Advances and notes to related medical practices - net          407        481

Investment in sales-type lease                                 411        452

Management agreements - net                                  8,572      8,730

Other intangible assets - net                                4,029      3,958

Other assets                                                   300        283
                                                          --------   --------
        Total Assets                                      $ 78,655   $ 77,201
                                                          ========   ========

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

                                                      September 30,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                       2004         2004
                                                        (UNAUDITED)
Current Liabilities:                                    ----------   --------
  Current portion of long-term debt and
    capital leases                                         $ 5,944    $ 5,983
  Accounts payable                                           6,057      5,369
  Other current liabilities                                  9,622     10,005
  Unearned revenue on service
    contracts - related parties                                363        373
  Customer advances                                          6,766      7,800
  Income taxes payable                                          45         26
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                        2,810      2,937
                                                            ------     ------
      Total Current Liabilities                             31,607     32,493

Long-Term Liabilities:
  Due to related medical practices                             154        154
  Long-term debt and capital leases,
   less current maturities                                     639        720
  Other liabilities                                            294        299
                                                            ------     ------
      Total Long Term Liabilities                            1,087      1,173
                                                            ------     ------
      Total Liabilities                                     32,694     33,666
                                                            ------     ------
Minority interest                                              422        381
                                                            ------     ------


See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED, except share data)

                                                      September 30,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                        2004         2004
     (continued)                                        (UNAUDITED)
                                                         ----------    --------
STOCKHOLDERS' EQUITY:

Class A non-voting preferred stock $.001 par value;
8,000,000 authorized, 7,836,287 issued and outstanding
at September 30, 2004 and June 30, 2004                          1           1

Common Stock $.0001 par value; 110,000,000
shares authorized; 100,102,743 issued at September 30, 2004
and 98,704,937 at June 30, 2004; 99,811,679 outstanding
at September 30, 2004 and 98,413,873 at June 30, 2004           10          10

Class B Common Stock $ .0001 par value; 4,000,000
shares authorized, (10 votes per share), 3,953 issued
and outstanding at September 30, 2004 and 4,153 issued
and outstanding at June 30, 2004                                 -           -

Class C Common Stock $.0001 par value; 10,000,000 shares
authorized, (25 votes per share), 9,562,824 issued
and outstanding at September 30, 2004 and June 30, 2004          1           1

Paid-in capital in excess of par value                     153,626     152,090
Accumulated other comprehensive loss                      (      5)   (     46)
Accumulated deficit                                       (106,598)   (107,384)
Notes receivable from employee stockholders               (    821)   (    843)
Treasury stock, at cost - 291,064 shares of common stock
  at September 30, 2004 and June 30, 2004                 (    675)   (    675)
                                                           -------     -------
      Total Stockholders' Equity                            45,539      43,154
                                                           -------     -------
      Total Liabilities and Stockholders' Equity          $ 78,655    $ 77,201
                                                           =======     =======



See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except share data)
                                                     FOR THE THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                          --------------------
                                                            2004        2003
REVENUES                                                  --------    --------
  Product sales - net                                      $17,344     $ 4,850
  Product sales - related parties - net                        307       1,229
  Service and repair fees - net                                896         577
  Service and repair fees - related parties - net              145         107
  Management and other fees - related medical
    practices - net                                          5,791       5,954
  License fees and royalties                                   585         585
                                                           --------    --------
     Total Revenues - Net                                   25,068      13,302
                                                           --------    --------
COSTS AND EXPENSES
  Costs related to product sales                            10,920       2,749
  Costs related to product sales - related parties             166         762
  Costs related to service and repair fees                     952         718
  Costs related to service and repair
    fees - related parties                                     163         163
  Costs related to management and other
    fees - related medical practices                         3,497       3,391
  Research and development                                   1,374       1,333
  Selling, general and administrative                        6,100       6,526
  Compensatory element of stock issuances for
    selling, general and administrative expenses               781       1,216
  Provision for bad debts                                       50          25
  Amortization of management agreements                        158         158
                                                           --------    --------
     Total Costs and Expenses                               24,161      17,041
                                                           --------    --------
Income (Loss) From Operations                                  907     ( 3,739)

Interest Expense                                           (    65)    (    60)
Investment Income                                              106          75
Interest Income - Related Parties                                7          17
Other Income (Expense)                                          76          97
Minority Interest in Income of Partnerships                (   226)    (   221)
                                                           -------     -------
Income (Loss) Before Provision for Income Taxes                805     ( 3,831)
Provision for Income Taxes                                      19          12
                                                           --------     -------
NET INCOME (LOSS)                                         $    786    $( 3,843)
                                                           ========     =======
Net Income (Loss) Available to Common Stockholders        $    728    $( 3,843)
                                                           --------     -------
Basic Earnings (Loss) Per Common Share                     $ .01      $ (.05)
                                                           =======      =======
Diluted Earnings (Loss) Per Common Share                   $ .01      $ (.05)
                                                           =======      =======
Basic and Diluted Earnings Per Share-Common C                   -         N/A
                                                           =======      =======


See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(000'S OMITTED)

                                                     FOR THE THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           -------------------
                                                             2004       2003
                                                           -------     -------
Net income (loss)                                          $   786     $(3,843)

Other comprehensive income (loss) net of tax:
    Unrealized gains on securities,
      net of tax                                                41      (   21)
                                                           -------     -------
Total comprehensive income (loss)                          $   827     $(3,864)
                                                           =======     =======



See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)

                                                      FOR THE THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          --------------------
                                                            2004        2003
                                                          --------    --------
Cash Flows from Operating Activities
 Net income (loss)                                        $    786    $( 3,843)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Minority interest in income of partnerships                226         221
    Depreciation and amortization                              982       1,000
    Provision for bad debts                                     50          25
    Compensatory element of stock issuances                    781       1,216
    Stock issued for costs and expenses                        635       4,170
    Amortization of unearned license fee                   (   585)    (   585)
    (Increase) decrease in operating assets, net:
       Accounts and management fee receivable              ( 1,237)    (   719)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                 (   755)         76
       Inventories                                             427     ( 1,768)
       Principal payments received on sales type
         lease - related party                                   -          14
       Principal payments received on sales type lease          37          32
       Prepaid expenses and other current assets           (   693)    (   415)
       Other assets                                        (    17)    (     2)
       Advances and notes to related medical practices          71         154
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                        688         217
       Other current liabilities                               192         104
       Customer advances                                   ( 1,034)      3,147
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                 (   127)    ( 2,616)
       Other liabilities                                   (     5)          1
       Income taxes payable                                     19           6
                                                            ------      ------
Net cash provided by operating activities                      441         435
                                                            ------      ------





See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)

                                                      FOR THE THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          --------------------
                                                            2004        2003
                                                          --------    --------
Cash Flows from Investing Activities:
  Sales of marketable securities                               767         400
  Purchases of property and equipment                      (   513)    (    96)
  Costs of capitalized software development                (   203)    (   132)
  Cost of patents and copyrights                           (    41)    (    76)
                                                            ------      ------
Net cash provided by investing activities                       10          96
                                                            ------      ------

Cash Flows from Financing Activities:
  Distributions to holders of minority interests           (   185)    (   201)
  Repayment of borrowings and capital
    lease obligations                                      (   120)    (   421)
  Net proceeds from exercise of stock options
     and warrants                                              120         430
  Repayment of notes receivable from employee
     stockholders                                               22           -
                                                            ------      ------
Net cash used in financing activities                      (   163)    (   192)
                                                            ------      ------

Net Increase in Cash and Cash Equivalents                      288         339

Cash and Cash Equivalents - Beginning of Period              9,474       9,334
                                                            ------      ------
Cash and Cash Equivalents - End of Period                  $ 9,762     $ 9,673
                                                            ======      ======

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 16, 2004 for the fiscal year ended June 30, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of FONAR Corporation (the "Company"), its majority and wholly-owned subsidiaries and partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with EITF 03-6, "Participating Securities and the Two-Class method under FASB Statement No. 128" ("EITF 03-6"), which nullifies EITF Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share," the Company's participating convertible securities, which include the Class A Non-voting Preferred stock, Class B common stock and Class C common stock, are not included in the computation of basic EPS for the three months ended September 30, 2003 because the participating securities do not have a contractual obligation to share in the losses of the Company. For the three months ended September 30, 2004, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share. The provisions of EITF 03-6 became effective for the Company beginning April 1, 2004. The adoption of this new pronouncement did not have any impact on the Company's consolidated financial statements.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of certain options of 864,247 for the three months ended September 30, 2004 have not been included in the computation of diluted EPS since the effect would be antidilutive. The number of common shares potentially issuable upon the exercise of options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation was approximately 9,339,000, because they are antidilutive as a result of a net loss for the three months ended September 30, 2003.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share (Continued)

                                     Three Months ended       Three Months ended
                                         September 30,             September 30,
                                             2004                      2003
                                          --------------          --------------
                                          (In Thousands)          (In Thousands)
                                                     Class C
                                             Common  Common
                                      Total  Stock   Stock             Total
                                     ------  ------  ------            --------

Basic

Numerator:

  Net income (loss) available to
  common stockholders                   728     710      18             $(3,843)
                                     ======  ======   =====              ======

Denominator:

  Weighted average shares                    98,826   9,563              84,484
  outstanding                                ======   =====              ======

Basic earnings (loss)
  per common share                    $.01            $ --              $ (.05)

Dilutive

  Weighted average shares            98,826  98,826   9,563              84,484
  Stock options                          70                                  --
  WArrants                              428                                  --
  Convertible Class C
  common stock                        3,188
                                    -------  ------   -----              ------
Denominator for diluted earnings
per share:

  Weighted average shares of
  common stock and equivalents      102,512  98,826   9,563              84,484
                                    =======  ======   =====              ======

Dilutive earnings (loss) per
common share                        $  .01   $ .01    $ --               $(.05)
                                    =======  ======   =====              ======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments

At September 30, 2004, the Company had various stock-based employee compensation plans. As permitted under Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments (Continued)

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                For the Three Months Ended
                                                       September 30,
                                           (000's omitted except per share data)
                                           -------------------------------------
                                               2004                     2003
                                            ----------               ----------
Net income (loss) available to
common stockholders                          $  728                $  (3,843)

Less:
   Undistributed earnings allocated to
   Class C common stock                          12                      --
                                            ----------               ----------
                                                716                   (3,843)
  Total stock-based employee
    compensation expense determined
    under fair value based method for
    all awards                                   28                      211
                                            ----------               ----------
Pro forma Net Income (Loss)                  $  688                $  (4,054)
                                            ==========               ==========
Basic Net Income (Loss) Per Share
 As Reported                                   0.01                $   (0.05)
                                            ==========               ==========
Basic Pro forma Net Income (Loss)
  Per Share                                    0.01                $   (0.05)
                                            ==========               ==========
Diluted Net Income (Loss) per share
as reported                                    0.01                $   (0.05)
                                            ==========               ==========
Diluted Pro Forma Net Income (Loss)
per share                                      0.01                $   (0.05)
                                            ==========               ==========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments (Continued)

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                           For the Three Months Ended
                                  September 30,
                           --------------------------
                             2004              2003
                           -------            -------

Expected life (years)           3                 3
Interest Rate               2.69%             4.00%
Annual Rate of dividends       0%                0%
Volatility                    55%               92%

Restricted Cash

At September 30, 2004, $5,500,000 of cash has been pledged as collateral on an outstanding bank loan and has been classified as restricted cash on the accompanying condensed consolidated balance sheet.


NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable, net is comprised of the following at September 30, 2004:


                                    Gross         Allowance for
                                    Receivable    doubtful accounts       Net
                                    ----------    -----------------     --------
Receivables from  equipment
sales and service contracts         $  2,477          $     468         $  2,009
                                    ==========    =================     ========

Receivables from equipment
sales and service contracts-
related parties                     $  1,093          $     695         $    398
                                    ==========    =================     ========


Receivables from related medical
practices ("PC's")                  $  16,322         $   1,924         $ 14,398
                                    ==========    =================     ========


The Company's customers are concentrated in the healthcare industry.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 3 - ACCOUNTS RECEIVABLE (Continued)

The Company's receivables from the related PC's substantially consist of fees outstanding under management agreements, service contracts and lease agreements. Payment of the outstanding fees is based on collection by the PC's of fees from third party medical reimbursement organizations, principally insurance companies and health management organizations.

Collection by the Company of its accounts receivable may be impaired by the uncollectibility of the PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Approximately 62% and 67% of the PC's net revenues for the three months ended September 30, 2004 and 2003, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps, including legally prescribed arbitrations, to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PC's accounted for approximately 23.1% and 44.8% of the consolidated net revenues for the three months ended September 30, 2004 and 2003, respectively. Product sales and service and repair fees to related parties amounted to approximately 1.8% and 10.0% of consolidated net revenues for the three months ended September 30, 2004 and 2003, respectively.

Unaudited Financial Information of Unconsolidated Managed Medical Practices

Summarized income statement data for the three months ended September 30, 2004 related to the 17 unconsolidated medical practices managed by the Company is as follows:

                     (000's omitted) (Income Tax-Cash Basis)


Patient Revenue - Net                  $ 8,134
                                        =======
Income from Operations                 $   308
                                        =======
Net Income                             $   187
                                        =======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet at September 30, 2004 consist of:

                                 (000's omitted)

Purchased parts, components
   and supplies                       $ 6,704
Work-in-process                         2,454
                                      -------
                                      $ 9,158
                                      =======

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of September 30, 2004 is as follows:

                                                (000's omitted)

Costs incurred on uncompleted
     Contracts                        $14,574
Estimated earnings                     10,539
                                      -------
                                       25,113
Less:     Billings to date             25,345
                                      -------
                                      $( 232)
                                      =======

Included in the accompanying condensed consolidated balance sheet at September 30, 2004 under the following captions:

  Costs and estimated earnings in excess of
     billings on uncompleted contracts                $ 2,578
  Less: Billings in excess of costs and estimated
     earnings on uncompleted contracts                 (2,810)
                                                     --------
                                                     $(  232)
                                                     ========

2) Customer advances consist of the following as of September 30, 2004:

                                                  Related
                                        Total     Parties   Other
                                       --------   --------  -------

Total Advances                         $32,111    $ --      $32,111
Less: Advances
       on contracts under construction  25,345      --       25,345
                                       --------   --------  -------
                                       $ 6,766    $ --      $ 6,766
                                       ========   ========  ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)
NOTE 6 -STOCKHOLDERS' EQUITY

Common Stock

During the three months ended September 30, 2004:

a) The Company issued 535,577 shares of commons stock to employees as compensation of $621,373 under stock bonus plans.

b) The Company issued 134,734 shares of common stock to consultants and others at a value of $151,994.

c) The Company issued 569,260 shares of common stock for costs and expenses of $635,490.

d) The Company issued 6,410 shares of common stock upon the exercise of stock options resulting in compensation of $7,500.

NOTE 6 -STOCKHOLDERS' EQUITY (Continued)

Class B Common Stock

During the three month ended September 30, 2004, 200 shares of Class B common stock were converted to common stock leaving 3,953 of such shares outstanding as of September 30, 2004.

Warrants

On July 1, 2004, warrants to purchase 151,625 shares of the Company's common stock were exercised at an exercise price of $.79 per share.

NOTE 7 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of physician practices, including diagnostic imaging services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company's 10-K as of June 30, 2004. All inter-segment sales are market-based. The Company evaluates performance based on income or loss from operations.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE 7 - SEGMENT AND RELATED INFORMATION (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                 (000's omitted)
                                                          Physician
                                               Medical    Management
                                              Equipment    Services     Total
                                              ---------   ----------   --------
For the three months ended September 30, 2004:

Net revenues from external customers           $ 19,277    $ 5,791    $ 25,068
Inter-segment net revenues                     $    136        --          136
Income from operations                         $    620        287         907
Depreciation and amortization                  $    595        387         982
Compensatory element of stock issuances        $    285        496         781
Capital expenditures                           $    500        257         757

Total Identifiable Assets                      $ 49,796    $28,859     $78,655

For the three months ended September 30, 2003:

Net revenues from external customers           $  7,348    $ 5,954     $13,302
Inter-segment net revenues                     $    121      ---       $   121
Loss from operations                           $ (3,697)   $(   42)    $(3,739)
Depreciation and amortization                  $    537    $   463     $ 1,000
Compensatory element of stock issuances        $    595    $   621     $ 1,216
Capital expenditures                           $    280    $    24     $   376

Total Identifiable Assets                      $ 32,884    $27,690     $60,574


Common Stock

During the period from October 1, 2004 through October 31, 2004:

a) The Company issued 127,488 shares of common stock to employees as compensation of $145,578.

b) The Company issued 820,197 shares of common stock for costs and expenses of $928,980.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the fiscal  quarter ended  September 30, 2004 (first  quarter of fiscal
2005), we reported a net income of $786,000 on revenues of $25.1 million as compared to a net loss of $3.8 million on revenues of $13.3 million for the first quarter of fiscal 2004. The Company's success in achieving profitability in the first quarter of fiscal 2005 is primarily due to the increase in its product sales revenues and the maintenance of healthy gross profit margins on product sales.

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

     Trends continuing in the first quarter of fiscal 2005 and contributing to our profitability include an increase in product sales with an increasing emphasis on unrelated party sales revenues compared to related parties (entities in which Dr. Damadian or members of his family have an interest) revenues and the maintenance of high gross profit margins on product sales: 37% for the first three months of fiscal 2005 compared to 43% for the first three months of fiscal 2004. We attribute these trends to the continuing growth of our MRI product sales, particularly our Stand-Up(TM) MRI scanners (also called Upright(TM) MRI scanners) and the increased efficiencies resulting from our higher sales volumes.

     For the three month period ended September 30, 2004, as compared to the three month period ended September 30, 2003, overall revenues from MRI product sales increased 190.4% ($17.7 million compared to $6.1 million). Unrelated party scanner sales ($17.4 million compared to $4.9 million) increased at a rate of 257.6% while related party scanner sales ($307,000 compared to $1.2 million) decreased by 75%. Overall, for the first quarter of fiscal 2005, revenues for the medical equipment segment increased by 162.3% to $19.3 million from $7.3 million for the first quarter of fiscal 2004.

     The increase in product sales reflected continuing market acceptance of the Company's Stand-Up(TM) MRI scanners. During the first three months of fiscal 2005, revenues of approximately $17.7 million were recognized from sales of Stand-Up(TM) MRI scanners. During the first three months of fiscal 2004, the Company recognized revenues of approximately $6.1 million from the sale of Stand-Up(TM) MRI scanners.

     There were approximately $301,000 in foreign sales revenues for the first three months of fiscal 2005 as compared to approximately $354,000 million in foreign sales revenues for the first three months of fiscal 2004.

     We recognize MRI scanner sales revenues on the "percentage of completion" basis, which means the revenues are recognized as the scanner is manufactured. Revenues recognized in a particular quarter do not necessarily reflect new orders or progress payments made by customers in that quarter. We build the scanner as the customer meets certain benchmarks in its site preparation in order to minimize the time lag between incurring costs of manufacturing and our receipt of the cash progress payments from the customer which are due upon delivery. Consequently, there can be a disparity between the revenues recognized in a fiscal period and the number of product sales. Generally, this results from the revenues from a scanner sale being recognized in a fiscal quarter or quarters following the quarter in which the sale was made. Illustrating this point, the revenue recognition for product sales for the first three months of fiscal 2005 increased 190.4% from the first three months of fiscal 2004 ($17.7 million compared to $6.1 million), although the increase in the number of orders was 25%: we received orders for 9 Stand-Up MRI scanners and for one Fonar 360(TM) scanner during the first three months of fiscal 2005 as compared to orders for 8 Stand-Up MRI scanners during the first three months of fiscal 2004.

     Service and repair revenues increased by 52.2%, from $684,000 for the first quarter of fiscal 2004 to $1.0 million for the first quarter of fiscal 2005. License fees and royalties remained constant at $585,000 for the first quarter of fiscal 2004 and first quarter of fiscal 2005.

     Costs related to product sales increased by 215.7% from $3.5 million in the first quarter of fiscal 2004 to $11.1 million in the first quarter of 2005, reflecting the corresponding increase in product sales revenues. Costs related to providing service increased 26.6% from $881,000 in the first quarter of fiscal 2004 to $1.1 million in the first quarter of 2005. In both cases, the percentage increase in revenues was greater than the percentage increase in costs.

     As a result, combined with the containment of other expenses, our operating income for our medical equipment segment was $620,000 for the first quarter of fiscal 2005 as compared to an operating loss of $3.7 million for the first quarter of fiscal 2004.

     Our gross profit margin for the entire medical equipment segment (as opposed to just product sales) was 36.7% for the first quarter of fiscal 2005, as compared to 40.2% for the first quarter of fiscal 2004.

     HMCA revenues decreased in the first quarter of fiscal 2005, by 2.7% to $5.8 million from $6.0 million for the first quarter of fiscal 2004. This resulted in large measure from a decline in fees from the Florida MRI sites managed by HMCA, which we believe was related to the severe weather during the quarter. HMCA is seeking to increase revenues from the MRI facilities by continuing its program of replacing older scanners at the sites we manage with Stand-Up(TM) MRI scanners. We now manage four sites equipped with Stand-Up(TM) MRI scanners, and we are planning to open three new sites with Stand-Up(TM) MRI scanners within the next twelve months, which would bring the total number of facilities with Stand-Up(TM) MRI scanners we manage to seven. During fiscal 2004, HMCA closed one MRI site. HMCA experienced operating income of $287,000 for the first quarter of fiscal 2005 compared to an operating loss of $42,000 for the first quarter of fiscal 2004.

     HMCA costs of revenues remained essentially constant at $3.4 million in the first three months of fiscal 2004 and $3.5 million for the first three months of fiscal 2005.

     As our consolidated revenues increased by 88.5% to $25.1 million for the first three months of fiscal 2005 from $13.3 million for the first three months of fiscal 2004, the total costs and expenses increased by 41.8% to $24.1 million for the first three months of fiscal 2005 from $17.0 million for the first three months of fiscal 2004. Selling general and administrative expenses decreased by 6.5% from $6.5 million in the first three months of fiscal 2004 to $6.1 million in the first three months of fiscal 2005. The decrease was attributable primarily to a decrease in advertising expenses.

     The compensatory element of stock issuances decreased by 35.8% from $1.2 million in the first three months of fiscal 2004 to $781,000 in the first three months of fiscal 2005. This reflected a lesser use of Fonar's stock in lieu of cash to pay employees, consultants and professionals for services.

     Research and development expenses increased by 3.1% to $1.4 million for the first three months of fiscal 2005 as compared to $1.3 million for the first three months of fiscal 2004.

     Interest expense in the first three months of fiscal 2005 increased by 8.3% to $65,000 from $60,000 for the first three months of fiscal 2004 due to new borrowings.

     Inventories decreased by 4.5% to $9.2 million at September 30, 2004 as compared to $9.6 million at June 30, 2004 as the Company filled orders and product sales revenues increased.

     Management fee receivable and accounts receivable increased by 7.6% to $16.8 million at September 30, 2004 from $15.6 million at June 30, 2004, primarily due to increased receivables from the Company's medical equipment segment which includes service contracts on MRI scanners.

     As a result the Company's operating and net income were $907,000 and $786,000, respectively, for the first three months of fiscal 2005 as compared to operating and net losses $3.7 million and $3.8 million, respectively, for the first three months of fiscal 2004.

     The overall trends reflected in the results of operations for the first three months of fiscal 2005 are the increase in revenues from product sales, as compared to the first three months of fiscal 2004 ($17.7 million for the first three months of fiscal 2005 as compared to $6.1 million for the first three months of fiscal 2004), and the increase in MRI equipment segment revenues relative to HMCA revenues ($19.3 million or 77% from the MRI equipment segment as compared to $5.8 million or 23% from HMCA, for the first three months of fiscal 2005, as compared to $7.3 million or 55% from the MRI equipment segment and $6.0 million or 45%, from HMCA, for the first three months of fiscal 2004). In addition, we experienced an increase in unrelated party sales relative to related party sales in our medical equipment product sales ($17.4 million or 83% to unrelated parties and $307,000 or 17% to related parties for the first three months of fiscal 2005 as compared to $4.9 million, or 80% to unrelated parties and $1.2 million or 20% to related parties for the first three months of fiscal
2004). The relative decline in related party sales reflects the increasing penetration of the marketplace by our Stand-Up(TM) MRI scanners which has more than compensated for the decline in the related party sales revenues. During the first quarter of fiscal 2005, related party sales decreased, by 75.0% to $307,000 as compared to $1.2 million for fiscal 2004.

     We believe that the continuing trends in our medical equipment division have resulted in improved operating results and a profitable first quarter in fiscal 2005. Factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, make it impossible to forecast future operating results. Nevertheless, we believe we have been pursuing the correct policies which now have brought us to the point of profitability and should prove successful in keeping the Company profitable and improving its operating results and net income.

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

Liquidity and Capital Resources

     Cash, cash equivalents and marketable securities decreased slightly from $20.6 million at June 30, 2004 to $20.2 million at September 30, 2004. Principal uses of cash during the first three months of fiscal 2005 included capital expenditures of $513,000, repayment of indebtedness and capital lease obligations in the amount of $120,000, capitalized software development costs of $203,000 and capitalized patent and copyright costs of $41,000.

     Marketable securities approximated $10.4 million as at September 30, 2004, as compared to $11.1 million at June 30, 2004. At September 30, 2004, our investments in U.S. Government obligations were $4.7 million, our investments in corporate and government agency bonds were $3.2 million and our investments in certificates of deposit and deposit notes were $2.4 million. The investments made have had the intended effect of maintaining a stable investment portfolio.

     Cash provided by operating activities for the first three months of fiscal 2005 approximated $441,000. Cash provided by operating activities was attributable primarily to stock issued for compensation, costs and expenses of $1.4 million, offset primarily by, billings in excess of costs and estimated earnings on uncompleted contracts of $755,000.

     Cash provided by investing activities for the first three months of fiscal 2005 approximated $10,000. The principal uses of cash from investing activities during the first three months of fiscal 2005 consisted of, expenditures for property and equipment of approximately $513,000 and capitalized software and patent costs of approximately $244,000, offset by the sale of marketable securities of $767,000.

     Cash used by financing activities for the first three months of fiscal 2005 approximated $163,000. The principal uses of cash in financing activities during the first three months of fiscal 2005 consisted of repayment of principal on long-term debt and capital lease obligations of approximately $120,000 and distributions to holders of minority interests of $185,000. The source of cash from financing activities was net proceeds from exercises of stock options and warrants of $142,000.

     The Company's obligations and the periods in which they are scheduled to become due are set forth in the following table:

                                 (000's OMITTED)



                                 Due in
                                  Less         Due          Due          Due
                                  than 1      in 1-3       in 4-5       after 5
Obligation          Total         year         years        years        years
- --------------   -----------   ----------   ----------   ----------   ----------

Long-term debt   $    6,175   $     5,727   $     448    $   --       $    --

Capital lease
Obligation              407           216         117           73            1

Operating
  Leases             11,437         2,432       4,622        3,117        1,266
                 -----------   ----------   ----------   ----------   ----------
Total cash
Obligations      $   18,019   $     8,375   $   5,187    $   3,190    $   1,267
                 ===========   ==========   ==========   ==========   ==========


     Total liabilities decreased by 2.7% to $32.7 million at September 30, 2004 from $33.7 million at June 30, 2004.

     We experienced a decrease in long-term debt from $720,000 at June 30, 2004 to $639,000 at September 30, 2004, a decrease in excess of costs and estimated earnings on uncompleted contracts from $2.9 million at June 30, 2004 to $2.8 million at September 30, 2004, an increase in accounts payable from $5.4 million at June 30, 2004 to $6.1 million at September 30, 2004, a decrease in customer advances from $7.8 million at June 30, 2004 to $6.8 million at September 30, 2004 and a decrease in other current liabilities from $10.0 million at June 30, 2004 to $9.6 million at September 30, 2004.

     As of September 30, 2004, these obligations of approximately $9.6 million in other current liabilities included deferred revenue from license fees of $1.8 million, unearned revenue on service contracts of $2.2 million, accrued salaries and payroll taxes of $1.6 million and excise and sales taxes of $1.7 million.

     Our working capital approximated $25.3 million as of September 30, 2004, as compared to working capital of $22.6 million as of June 30, 2004, increasing by 11.8%. This results principally from an increase in accounts receivable of $1.2 million ($15.6 million at June 30, 2004 as compared to $16.8 million at September 30, 2004), along with a decrease of customer advances of $1.0 million ($7.8 million at June 30, 2004 as compared to $6.8 million at September 30,
2004). Accounts receivable increased from $15.6 million as at June 30, 2004 to $16.8 million as at September 30, 2004 due to increased receivables from the Company's medical equipment segment and in particular, an increase of approximately $1.0 million in accounts receivable from service contracts on MRI scanners.

     With respect to current liabilities, the current portion of long-term debt decreased from $6.0 million at June 30, 2004 to $5.9 million at September 30, 2004, and billings in excess of costs and estimated earnings on uncompleted contracts decreased from $2.9 million at June 30, 2004 to $2.8 million at September 30, 2004. Customer advances decreased from $7.8 million at June 30, 2004 to $6.8 million at September 30, 2004 and accounts payable increased from $5.4 million at June 30, 2004 to $6.1 million at September 30, 2004.

     The decrease in customer advances and billings in excess of costs and estimated earnings on uncompleted contracts reflects the Company's progress in filling its backlog of orders, which also translates into an increase in recognized revenues. The increase in accounts payable resulted from the purchase of parts to manufacture the scanners.

     In order to conserve our capital resources, we have issued common stock under our stock bonus and stock option plans to compensate employees and non-employees for services rendered. In the first three months of fiscal 2005, the compensatory element of stock issuances was $781,000 as compared to $1.2 million for the first three months of fiscal 2004. Utilization of equity in lieu of cash compensation has improved our liquidity since it increases cash available for other expenditures.

     The foregoing trends in Fonar's capital resources are expected to improve as Fonar's MRI scanner products gain wider market acceptance and produce increased product sales.

     Fonar has not committed to making additional capital expenditures in the 2005 fiscal year other than its intention to continue research and development expenditures at current levels. HMCA also expects to incur expenditures of approximately $900,000 to acquire premises and to construct and furnish three new Stand-Up(TM) MRI facilities, which would bring the total number of Stand-Up(TM) MRI facilities managed by HMCA to seven.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our investments are in fixed rate instruments. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by us at September 30, 2004.

                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE

                                           Investments
                         Year of           in Fixed Rate    Weighted Average
                         Maturity          Instruments      Interest Rate
                         --------          -----------      -------------
                         9/30/05           $ 5,436,195           1.39%
                         9/30/06             1,398,982           3.25%
                         9/30/07             1,100,000           3.00%
                         9/30/08               950,000           3.23%
                         9/30/09             1,248,500           3.33%
                         9/30/11               100,000           3.50%
                         9/30/13               100,000           4.12%
                                           -----------

                         Total:            $10,333,677
                                           ===========
                          Fair Value
                           at 9/30/04      $10,326,371
                                           ===========

     All  of  our  revenue,   expense  and  capital  purchasing  activities  are
transacted in United States dollars.

     See Note 12 to the consolidated Financial Statements in our Form 10-K as of and for the year ended June 30, 2004 for information on long-term debt.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings: There were no material changes in litigation for the first three months of fiscal 2005.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Submission of Matters to a Vote of Security Holders: None

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K: 8-K (earnings press release) filed on
                                       September 16, 2004
                                       Exhibit 31.1 Certification See Exhibits
                                       Exhibit 32.1 Certification See Exhibits

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

Dated:   November 9, 2004