Form 10-Q
period 2004-12-31
FONAR CORP
filed 2005-02-09
CIK 355019

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    DECEMBER 31, 2004
                                      ----------------------------

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to
                                     ------------     -------------
      Commission file number  0-10248
                            ------------

                          FONAR CORPORATION
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

             DELAWARE                          11-2464137
--------------------------------    ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

110 Marcus Drive     Melville, New York                 11747
------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:     (631)  694-2929
                                                      ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES X    NO
                                        ---     ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).   YES X   NO
                                                 ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                          Outstanding at January 31, 2005
--------------------------------           -------------------------------
Common Stock, par value $.0001                      102,588,071
Class B Common Stock, par value $.0001                    3,953
Class C Common Stock, par value $.0001                9,562,824
Class A Preferred Stock, par value $.0001             7,836,287

FONAR CORPORATION AND SUBSIDIARIES
INDEX



PART I - FINANCIAL INFORMATION                                  PAGE


Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - December 31, 2004
     (Unaudited) and June 30, 2004

   Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2004 and
     December 31, 2003 (Unaudited)

   Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 2004 and
     December 31, 2003 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Income (Loss) for the Three Months Ended
     December 31, 2004 and December 31, 2003 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Income (Loss) for the Six Months Ended
     December 31, 2004 and December 31, 2003 (Unaudited)

   Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2004 and
     December 31, 2003 (Unaudited)


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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit - 31.1

Exhibit - 32.1

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                               December 31,   June 30,
                                                         2004         2004
                                                      (UNAUDITED)
Current Assets:                                        ---------    -------
  Cash and cash equivalents                              $ 8,082    $ 9,474

  Marketable securities                                   12,125     11,120

  Restricted cash                                          5,500      5,500

  Accounts receivable - net                                2,631      1,006

  Accounts receivable - related parties - net                414        297

  Management fee receivable - related medical
    practices - net                                       14,464     14,315

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                   2,546      1,711

  Costs and estimated earnings in excess
    of billings on uncompleted contracts - related party   1,500        112

  Inventories                                              9,316      9,585

  Investment in sales-type lease                             163        154

  Current portion of advances and notes to related
    medical practices                                        200        240

  Prepaid expenses and other current assets                2,148      1,572
                                                          ------     ------
        Total Current Assets                              59,089     55,086
                                                          ------     ------

Property and equipment - net                               7,259      8,211

Advances and notes to related medical practices - net        391        481

Investment in sales-type lease                               369        452

Management agreements - net                                8,413      8,730

Other intangible assets - net                              4,206      3,958

Other assets                                                 289        283
                                                        --------   --------
        Total Assets                                    $ 80,016   $ 77,201
                                                        ========   ========




See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

                                                     December 31,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2004         2004
                                                      (UNAUDITED)
Current Liabilities:                                  ----------   --------
  Current portion of long-term debt and
    capital leases                                       $ 5,897    $ 5,983
  Accounts payable                                         5,603      5,369
  Other current liabilities                               10,984     10,005
  Unearned revenue on service contracts - related parties    471        373
  Customer advances                                        3,003      7,800
  Customer advances - related party                           42          -
  Income taxes payable                                        24         26
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                      2,691      2,937
  Billings in excess of costs and estimated
    earnings on uncompleted contracts - related party        441          -
                                                          ------     ------
      Total Current Liabilities                           29,156     32,493

Due to related medical practices                             154        154
Long-term debt and capital leases,
   less current maturities                                   563        720
Other liabilities                                            289        299
                                                          ------     ------
      Total Long-Term Liabilities                          1,006      1,173
                                                          ------     ------
      Total Liabilities                                   30,162     33,666
                                                          ------     ------
Minority interest                                            446        381
                                                          ------     ------


See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED, except share data)

                                                     December 31,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                    2004          2004
  (continued)                                        (UNAUDITED)
                                                    ------------    --------
STOCKHOLDERS' EQUITY

Class A  non-voting  preferred  stock  $.0001 par value;
8,000,000  authorized, 7,836,287 issued and outstanding
at December 31, 2004 and June 30, 2004                         1          1

Common Stock $.0001 par value; 110,000,000 shares
authorized; 102,307,846 issued at December 31, 2004 and
98,704,937 at June 30, 2004; 102,016,782 outstanding at
December 31, 2004 and 98,413,873 at June 30, 2004             10         10

Class B Common Stock $ .0001 par value; 4,000,000 shares
authorized, (10 votes per share), 3,953 issued and
outstanding at December 31, 2004 and 4,153 issued
and outstanding at June 30, 2004                               -          -

Class C Common Stock $.0001 par value; 10,000,000 shares
authorized, (25 votes per share), 9,562,824 issued and
outstanding at December 31, 2004 and June 30, 2004             1          1

Paid-in capital in excess of par value                   156,221    152,090
Accumulated other comprehensive loss                    (     37)  (     46)
Accumulated deficit                                     (105,457)  (107,384)
Notes receivable from employee stockholders              (   656)   (   843)
Treasury stock, at cost - 291,064 shares of common
  stock at December 31, 2004 and June 30, 2004           (   675)   (   675)
                                                         -------    -------
      Total Stockholders' Equity                          49,408     43,154
                                                         -------    -------
      Total Liabilities and Stockholders' Equity        $ 80,016   $ 77,201
                                                         =======    =======


See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                  FOR THE THREE MONTHS ENDED
                                                          DECEMBER 31,
                                                     ---------------------
                                                       2004         2003
REVENUES                                             --------     --------
  Product sales - net                               $ 18,938      $ 8,603
  Product sales - related parties - net                2,571        1,941
  Service and repair fees - net                        1,216          671
  Service and repair fees - related parties - net        228          100
  Management and other fees - related medical
    practices - net                                    5,961        5,884
  License fees and royalties                             585          690
                                                     --------     --------
     Total Revenues - Net                             29,499       17,889
                                                     --------     --------
COSTS AND EXPENSES
  Costs related to product sales                      12,119        5,342
  Costs related to product sales - related parties     1,448        1,217
  Costs related to service and repair fees             1,102          891
  Costs related to service and repair
    fees - related parties                               193          105
  Costs related to management and other
    fees - related medical practices                   3,757        3,779
  Research and development                             1,448        1,383
  Selling, general and administrative                  7,077        6,301
  Compensatory element of stock issuances for
    selling, general and administrative expenses         923        1,116
  Provision for bad debts                                 50           60
  Amortization of management agreements                  159          158
                                                     --------     --------
     Total Costs and Expenses                         28,276       20,352
                                                     --------     --------
Income (Loss) From Operations                          1,223      ( 2,463)

Interest Expense                                     (    67)     (    63)
Investment Income                                        154          113
Interest Income - Related Parties                          6           10
Other Income (Expense)                                    67      (    10)
Minority Interest in Income of Partnerships          (   220)     (   212)
                                                      ------      -------
Income (Loss) Before Provision for Income Taxes        1,163      ( 2,625)
Provision for Income Taxes                                22            5
                                                      -------      -------
NET INCOME (LOSS)                                   $  1,141     $( 2,630)
                                                      =======      =======
Net Income (Loss) Available to Common Stockholders  $  1,060     $( 2,630)
                                                      -------      -------
Basic Earnings (Loss) Per Common Share              $    .01     $(   .03)
                                                     ========     ========
Diluted Earnings (Loss) Per Common Share            $    .01     $(   .03)
                                                     ========     ========
Basic and Diluted Earnings Per Share-Common C              -          N/A
                                                     ========     ========

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                   FOR THE SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                     ---------------------
                                                       2004         2003
REVENUES                                             --------     --------
  Product sales - net                                $36,282      $13,454
  Product sales - related parties - net                2,878        3,169
  Service and repair fees - net                        2,112        1,247
  Service and repair fees - related parties - net        373          208
  Management and other fees - related medical
    practices - net                                   11,752       11,838
  License fees and royalties                           1,170        1,275
                                                     --------     --------
     Total Revenues - Net                             54,567       31,191
                                                     --------     --------
COSTS AND EXPENSES
  Costs related to product sales                      23,039        8,091
  Costs related to product sales - related parties     1,614        1,978
  Costs related to service and repair fees             2,054        1,609
  Costs related to service and repair
    fees - related parties                               355          268
  Costs related to management and other
    fees - related medical practices                   7,254        7,169
  Research and development                             2,822        2,716
  Selling, general and administrative                 13,177       12,827
  Compensatory element of stock issuances for
    selling, general and administrative expenses       1,704        2,333
  Provision for bad debts                                100           85
  Amortization of management agreements                  317          317
                                                     --------     --------
     Total Costs and Expenses                         52,436       37,393
                                                     --------     --------
Income (Loss) From Operations                          2,131      ( 6,202)

Interest Expense                                     (   132)     (   123)
Investment Income                                        260          188
Interest Income - Related Parties                         13           27
Other Income (Expense)                                   143           88
Minority Interest in Income of Partnerships          (   446)     (   433)
                                                      ------      -------
Income (Loss) Before Provision for Income Taxes        1,969      ( 6,455)
Provision for Income Taxes                                42           17
                                                      ------      -------
NET INCOME (LOSS)                                   $  1,927     $( 6,472)
                                                      =======     ========
Net Income (Loss) Available to Common Stockholders     1,789     $( 6,472)
                                                      -------     --------
Basic Earnings (Loss) Per Common Share              $    .02     $(   .07)
                                                     ========     ========
Diluted Earnings (Loss) Per Common Share            $    .02     $(   .07)
                                                     ========     ========
Basic and Diluted Earnings Per Share-Common C              -          N/A
                                                     ========     ========

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(000'S OMITTED)

                                                    FOR THE THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                         -----------------
                                                          2004       2003
                                                         ------     ------
Net income (loss)                                       $ 1,141    $(2,630)

Other comprehensive loss, net of tax:
    Unrealized losses on securities,
      net of tax                                         (   32)    (   10)
                                                         -------    -------
Total comprehensive income (loss)                       $ 1,109    $(2,640)
                                                         =======    =======


See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(000'S OMITTED)


                                                     FOR THE SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                         -----------------
                                                          2004       2003
                                                         ------     ------
Net income (loss)                                       $ 1,927    $(6,472)

Other comprehensive income, net of tax:
    Unrealized gains on securities,
      net of tax                                              9         31
                                                         ------     ------
Total comprehensive income (loss)                       $ 1,936    $(6,441)
                                                         ======     ======


See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                    FOR THE SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                         -----------------
                                                          2004       2003
                                                         ------     ------
Cash Flows from Operating Activities:
 Net income (loss)                                     $  1,927   $( 6,472)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Minority interest in net income of partnerships         446        433
    Depreciation and amortization                         1,972      2,009
    Provision for bad debts                                 100         85
    Compensatory element of stock issuances               1,704      2,333
    Stock issued for costs and expenses                   2,173      9,671
    Reduction in notes receivable from employee
      stockholders adjusted to compensation                 126          -
    Gain on sale of equipment                           (    28)         -
    Amortization of deferred revenue-license fee        ( 1,170)   ( 1,170)
    (Increase) decrease in operating assets, net:
       Accounts and management receivable               ( 2,041)   ( 1,544)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts              (   723)   ( 1,057)
       Inventories                                      (   380)   ( 2,196)
       Principal payments received on sales type
         lease-related party                                  -         14
       Principal payments received on sales type lease       74         66
       Prepaid expenses and other current assets        (   576)   ( 1,517)
       Other assets                                     (     5)   (     8)
       Advances and notes to related medical practices      130         74
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                     235    (    74)
       Other current liabilities                          2,309      1,259
       Customer advances                                ( 4,755)     4,645
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                  195    ( 3,769)
       Other liabilities                                (    10)         3
       Income taxes payable                             (     2)        11
                                                         ------     ------
Net cash provided by operating activities                 1,701      2,796
                                                         ------     ------


See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

                                                      FOR THE SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                         -----------------
                                                          2004       2003
                                                         ------     ------
Cash Flows from Investing Activities:
  Sales (purchases) of marketable securities            (   996)     1,847
  Purchases of property and equipment                   ( 1,165)   (   258)
  Costs of capitalized software development             (   396)   (   265)
  Cost of patents and copyrights                        (   195)   (   153)
  Proceeds from sale of equipment                            31          -
  Repayment of note receivable from buyers
    of A&A Services - Discontinued operations                 -        150
                                                         ------     ------
Net cash (used in) provided by investing activities     ( 2,721)     1,321
                                                         ------     ------

Cash Flows from Financing Activities:
  Distributions to holders of minority interests        (   382)   (   439)
  Repayment of borrowings and capital
    lease obligations                                   (   242)   (   616)
  Net proceeds from exercise of stock options
    and warrants                                            224        450
  Repayment of notes receivable from employee
    stockholders                                             29          -
                                                         ------     ------
Net cash used in financing activities                   (   371)   (   605)
                                                         ------     ------

Increase (Decrease) in Cash and Cash Equivalents        ( 1,391)     3,512

Cash and Cash Equivalents - Beginning of Period           9,474      9,334
                                                         ------     ------
Cash and Cash Equivalents - End of Period               $ 8,083    $12,846
                                                         ======     ======

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 16, 2004 for the fiscal year ended June 30, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of FONAR Corporation (the "Company"), its majority and wholly-owned subsidiaries and partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with EITF 03-6, "Participating Securities and the Two-Class method under FASB Statement No. 128" ("EITF 03-6"), which nullifies EITF Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share," the Company's participating convertible securities, which include Class B common stock and Class C common stock, are not included in the computation of basic EPS for the six months ended December 31, 2003 because the participating securities do not have a contractual obligation to share in the losses of the Company. For the six months ended December 31, 2004, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share. The provisions of EITF 03-6 became effective for the Company beginning April 1, 2004. The adoption of this new pronouncement did not have any impact on the Company's consolidated financial statements.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of certain options of approximately 689,000 for the six months ended December 31, 2004 have not been included in the computation of diluted EPS since the effect would be antidilutive. The number of common shares potentially issuable upon the exercise of options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation was approximately 9,066,000, because they are antidilutive as a result of a net loss for the three and six months ended December 31, 2003.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share (Continued)
(000's omitted, except per share data)
                                     Three Months                Three Months
                                  ended December 31,          ended December 31,
                                        2004                        2003
                         -----------------------------------  ------------------
                                                   Class C
                                       Common      Common
                            Total      Stock       Stock           Total
Basic

Numerator:

  Net income (loss)
    available to
    common stockholders     $1,060     $1,034          $26        $(2,630)
                           =======     ======       ======       ========
Denominator:

  Weighted average
    shares                            100,822        9,563         88,988
    outstanding                       =======       ======       ========

Basic earnings
  (loss) per
   common share             $  .01    $   .01       $   --        $  (.03)
                           =======    =======       ======        =======
Diluted

   Weighted average
     shares outstanding    100,822    100,822        9,563         88,988
   Stock options               311        311                          --
   Warrants                    523        523                          --
   Convertible Class C
     common stock            3,188      3,188
                           -------    -------       ------        -------

Denominator for diluted
  earnings per share:

  Weighted average
    shares outstanding
    of common stock and
    equivalents            104,844    104,844        9,563         88,988
                           =======    =======       ======        =======
  Diluted earnings (loss)
    per common share        $  .01    $   .01       $   --        $  (.03)
                           =======    =======       ======        =======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share (Continued)
(000's omitted, except per share data)
                                     Six Months                  Six Months
                                  ended December 31,          ended December 31,
                                        2004                        2003
                         -----------------------------------  ------------------
                                                   Class C
                                       Common      Common
                            Total      Stock       Stock           Total
Basic

Numerator:

  Net income (loss)
    available to
    common stockholders    $ 1,789     $1,746       $   43       $ (6,472)
                           =======     ======       ======       ========
Denominator:

  Weighted average
    shares                             99,824        9,563         86,730
    outstanding                       =======       ======       ========

Basic earnings
  (loss) per
   common share            $ 0 .02    $  0.02       $   --        $  (.07)
                           =======    =======       ======        =======
Diluted

   Weighted average
     shares outstanding     99,824     99,824        9,563         86,730
   Stock options               195        195                          --
   Warrants                    487        487                          --
   Convertible Class C
     common stock            3,188      3,188
                           -------    -------       ------        -------

Denominator for diluted
  earnings per share:

  Weighted average
    shares outstanding
    of common stock and
    equivalents            103,694    103,694        9,563         86,730
                           =======    =======       ======        =======
  Diluted earnings (loss)
    per common share        $  .02    $   .02       $   --        $  (.07)
                           =======    =======       ======        =======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments

At December 31, 2004, the Company had various stock-based employee compensation plans. As permitted under Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25,

"Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                         For the Three Months Ended     For the Six Months Ended
                                 December 31,                  December 31,
                               (000's omitted,               (000's omitted,
                           except per share data)         except per share data)
                         --------------------------     ------------------------
                              2004       2003               2004       2003
                           ---------   --------           ---------   --------
Net Income (loss)
  available to
  common shareholders        $1,060    $(2,630)             $1,789    $(6,472)

Less:
  Undistributed earnings
    allocated to Class C
    common stock                 26         --                  43        --
                           ---------   --------           ---------   --------
                              1,034     (2,630)              1,746     (6,472)

Less:
  Total stock-based
    employee compensation
    expense determined
    under fair value
    based method for all
    awards                       24         50                  52        248
                           ---------   --------           ---------   --------

Pro forma Net Income
  (Loss)                     $1,010    $(2,680)           $  1,694    $(6,720)
                           =========   ========           =========   ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments (Continued)

                         For the Three Months Ended     For the Six Months Ended
                                 December 31,                  December 31,
                               (000's omitted,               (000's omitted,
                           except per share data)         except per share data)
                         --------------------------     ------------------------
                              2004       2003               2004       2003
                           ---------   --------           ---------   --------
Basic Net Income (Loss)
  Per Share As Reported    $   0.01    $ (0.03)           $   0.02    $ (0.07)
                           =========   ========           =========   ========

Basic Pro forma Net
  Income (Loss) Per Share  $   0.01    $ (0.03)           $   0.02    $ (0.08)
                           =========   ========           =========   ========

Diluted Net Income (Loss)
  per share as reported    $   0.01    $ (0.03)           $   0.02    $ (0.07)
                           =========   ========           =========   ========

Diluted Pro Forma Net
  Income (Loss) per share  $   0.01    $ (0.03)           $   0.02    $ (0.08)
                           =========   ========           =========   ========

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                   For the Three and Six Months Ended
                                             December  31,
                                   ----------------------------------
                                         2004               2003
                                       --------           --------
Expected life (years)                      3                  3
Interest Rate                            2.69%              4.00%
Annual Rate of dividends                    0%                 0%
Volatility                                 55%                92%

Recent Accounting Pronouncements

In December, 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), Share-Based Payment. The Statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for public companies is interim and annual periods beginning after June 15, 2005, and applied to all outstanding and unvested SBP awards at a company's adoption. Management does not anticipate that this Statement will have a significant impact on the Company's consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

At December 31, 2004, $5,500,000 of cash has been pledged as collateral on an outstanding bank loan and has been classified as restricted cash on the accompanying condensed consolidated balance sheet.


NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable, net is comprised of the following at December 31, 2004:

                                                  (000's omitted)

                                                     Allowance
                                                     for
                                     Gross           doubtful
                                     Receivable      accounts          Net
                                     ----------      ----------        --------
Receivables from  equipment
sales and service contracts          $  3,099        $      468        $  2,631
                                     ========        ==========        ========

Receivables from equipment
sales and service contracts-
related parties                      $  1,109        $      695        $    414
                                     ========        ==========        ========

Receivables from related medical
practices ("PC's")                   $ 16,438        $    1,974        $ 14,464
                                     ========        ==========        ========

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

Collection by the Company of its accounts receivable may be impaired by the uncollectibility of the PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements.
Approximately  65% of the  PC's net  revenues  for  both  the six  months  ended
December 31, 2004 and 2003, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE 3 - ACCOUNTS RECEIVABLE (Continued)

Net revenues from management and other fees charged to the related PC's accounted for approximately 21.5% and 38.0% of the consolidated net revenues for the six months ended December 31, 2004 and 2003, respectively. Product sales and service and repair fees from related parties amounted to approximately 6.0% and 14.2% of consolidated net revenues for the six months ended December 31, 2004 and 2003, respectively.

Unaudited Financial Information of Unconsolidated Managed Medical Practices
---------------------------------------------------------------------------

Summarized income statement data for the three months ended December 31, 2004 related to the 16 unconsolidated medical practices managed by the Company is as follows: (000's omitted) (Income Tax-Cash Basis)

             Patient Revenue - Net                  $ 8,251
                                                    =======
             Income from Operations                 $   158
                                                    =======
             Net Income                             $    46
                                                    =======

Summarized income statement data for the six months ended December 31, 2004 related to the 16 unconsolidated medical practices managed by the Company is as follows:
                               (000's omitted) (Income Tax-Cash Basis)

             Patient Revenue - Net                  $16,385
                                                    =======
             Income from Operations                 $   466
                                                    =======
             Net Income                             $   233
                                                    =======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet at December 31, 2004 consist of:
                                 (000's omitted)
             Purchased parts, components
                and supplies                        $ 6,819
             Work-in-process                          2,497
                                                    -------
                                                    $ 9,316
                                                    =======

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of December 31, 2004 is as follows:
                                 (000's omitted)
             Costs incurred on uncompleted
                  Contracts                         $18,741
             Estimated earnings                      13,623
                                                    -------
                                                     32,364
             Less:     Billings to date              31,450
                                                    -------
                                                     $  914
                                                    =======

Included in the accompanying condensed consolidated balance sheet at December 31, 2004 under the following captions:

        Costs and estimated earnings in excess of
          billings on uncompleted contracts                $ 2,546
        Cost and estimated earnings in excess of
          billings on uncompleted contracts-related party    1,500
        Less: Billings in excess of costs and estimated
          earnings on uncompleted contracts                 (2,691)
        Less: Billings in excess of costs and estimated
          earnings on uncompleted contracts-related party   (  441)
                                                           --------
                                                           $   914
                                                           ========

2) Customer advances consist of the following as of December 31, 2004:

                                                     Related
                                          Total      Parties     Other
                                         --------    --------   --------
Total Advances                           $34,495     $ 1,542    $ 32,953
Less: Advances
       on contracts under construction    31,450       1,500      29,950
                                         --------    -------    --------
                                         $ 3,045     $    42    $  3,003
                                         ========    =======    =========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE 6 -STOCKHOLDERS' EQUITY

Common Stock

During the three months ended December 31, 2004:

a) The Company issued 512,939 shares of common stock to employees as compensation of $623,401 under stock bonus plans.

b) The Company issued 279,523 shares of common stock to consultants and others at a value of $329,961.

c) The Company issued 1,289,562 shares of common stock for costs and expenses of $1,532,557.

d) The Company issued 21,454 shares of common stock upon the exercise of stock options resulting in proceeds of $23,485.

During the six months ended December 31, 2004:

a) The Company issued 1,020,516 shares of common stock to employees as compensation of $1,214,814 under stock bonus plans.

b) The Company issued 414,257 shares of common stock to consultants and others at a value of $481,955.

c) The Company issued 1,858,822 shares of common stock for costs and expenses of $2,173,311.

d) The Company issued 6,410 shares of common stock upon the exercise of stock options resulting in compensation of $7,500.

e) The Company issued 21,454 shares of common stock upon the exercise of stock options resulting in proceeds of $23,485.

f) The Company issued 28,000 shares of common stock valued at $29,960 in connection with issuance of notes and loans receivable from employee stockholders.

Class B Common Stock

During the six months ended December 31, 2004, 200 shares of Class B common stock were converted to common stock leaving 3,953 of such shares outstanding as of December 31, 2004.

Warrants

On July 1, 2004, warrants to purchase 151,625 shares of the Company's common stock were exercised at an exercise price of $.79 per share.

On November 4, 2004 warrants to purchase 101,625 shares of the Company's common stock were exercised at an exercise price of $.79 per share.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                 (000's omitted)
                                                          Physician
                                               Medical    Management
                                               Equipment  Services     Total
                                               ---------  ----------  --------
For the three months ended December 31, 2004:

Net revenues from external customers           $ 23,538    $  5,961   $ 29,499
Inter-segment net revenues                     $    107    $     --   $    107
Income from operations                         $    915    $    308   $  1,223
Depreciation and amortization                  $    603    $    387   $    990
Compensatory element of stock issuances        $    496    $    427   $    923
Capital expenditures                           $    489    $    510   $    999

For the three months ended December 31, 2003:

Net revenues from external customers           $ 12,005    $  5,884   $ 17,889
Inter-segment net revenues                     $    113    $     --   $    113
Income (Loss) from operations                  $ (2,533)   $     70   $ (2,463)
Depreciation and amortization                  $    546    $    463   $  1,009
Compensatory element of stock issuances        $    596    $    520   $  1,116
Capital expenditures                           $    202    $     98   $    300

For the six months ended December 31, 2004:

Net revenues from external customers           $ 42,815    $ 11,752   $ 54,567
Inter-segment net revenues                     $    243    $     --   $    243
Income from operations                         $  1,536    $    595   $  2,131
Depreciation and amortization                  $  1,198    $    774   $  1,972
Compensatory element of stock issuances        $    781    $    923   $  1,704
Capital expenditures                           $    989    $    767   $  1,756

Total Identifiable Assets                      $ 50,756    $ 29,260   $ 80,016

For the six months ended December 31, 2003:

Net revenues from external customers           $ 19,353    $ 11,838   $ 31,191
Inter-segment net revenues                     $    234    $     --   $    234
Income (Loss) from operations                  $ (6,230)   $     28   $ (6,202)
Depreciation and amortization                  $  1,083    $    926   $  2,009
Compensatory element of stock issuances        $  1,192    $  1,141   $  2,333
Capital expenditures                           $    554    $    122   $    676

Total Identifiable Assets                      $ 37,625    $ 27,468   $ 65,093

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE 8 - SUBSEQUENT EVENTS

Common Stock

During the period from January 1, 2005 through January 31, 2005:

a) The Company issued 265,135 shares of common stock to employees as compensation of $381,047 under stock bonus plans.

b) The Company issued 224,882 shares of common stock for costs and expenses of $327,107.

c) The Company issued 19,118 shares of common stock to consultants and others at a value of $28,369.

d) The Company issued 20,348 shares of common stock upon the exercise of stock options resulting in proceeds of $22,658.

e) The Company issued 41,806 shares of common stock valued at $41,806 in connection with issuance of a note receivable from an employee stockholder.

FONAR CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the six month  period  ended  December  31,  2004 (first half of fiscal
2005), we reported net income of $1.9 million on revenues of $54.6 million as compared to a net loss of $6.5 million on revenues of $31.2 million for the first half of fiscal 2004. Our success in achieving profitability in the first half of fiscal 2005 is primarily due to the increase in our product sales and the maintenance of healthy gross profit margins on product sales.

     For the fiscal  quarter ended  December 31, 2004 (second  quarter of fiscal
2005), we reported a net income of $1.14 million on revenues of $29.5 million as compared to a net loss of $2.6 million on revenues of $17.9 million for the second quarter of fiscal 2004.

     The second quarter of fiscal 2005 represented an even greater improvement over our performance in the first quarter of fiscal 2005 reflecting an increase in our net income of 45% from $786,000 to $1.14 million and an increase of 17.7% in our revenues from $25.1 million in the first quarter to $29.5 million in the second quarter.

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

     Trends continuing in the second quarter of fiscal 2005 and contributing to our profitability include an increase in product sales with an increasing emphasis on unrelated party sales revenues compared to related parties (entities in which Dr. Damadian or members of his family have an interest) revenues and the maintenance of high gross profit margins on product sales: 37% for the first six months of fiscal 2005 compared to 39% for the first six months of fiscal 2004. We attribute these trends to the continuing growth of our MRI product sales, particularly our Stand-Up(TM) MRI scanners (also called Upright(TM) MRI scanners) and the increased efficiencies resulting from our higher sales volumes.

     For the three month period ended December 31, 2004, as compared to the three month period ended December 31, 2003, overall revenues from MRI product sales increased 104% ($21.5 million compared to $10.5 million). Unrelated party scanner sales ($18.9 million compared to $8.6 million) increased at an even greater rate of 120% while related party scanner sales ($2.6 million compared to $1.9 million) increased 32.5%. Overall, for the second quarter of fiscal 2005, revenues for the medical equipment segment increased by 96% to $23.5 million from $12.0 million for the second quarter of fiscal 2004. The revenues generated by HMCA, also increased, by 1.3% to $6.0 million for the second quarter of fiscal 2005 as compared to $5.9 million for the second quarter of fiscal 2004.

     For the six month period ended December 31, 2004, as compared to the six month period ended December 31, 2003, overall revenues from MRI product sales increased 135.6% ($39.2 million compared to $16.6 million). Unrelated party scanner sales ($36.3 million compared to $13.5 million) increased at a rate of 170% while related party scanner sales ($2.9 million compared to $3.2 million) decreased by 9.4%. Overall, for the second quarter of fiscal 2005, revenues for the medical equipment segment increased by 121.3% to $42.8 million from $19.3 million for the second quarter of fiscal 2004.

     The increase in product sales reflected continuing market acceptance of the Company's Stand-Up(TM) MRI scanners. During the first six months of fiscal 2005, revenues of approximately $38.4 million were recognized from sales of Stand-Up(TM) MRI scanners. During the first six months of fiscal 2004, the Company recognized revenues of approximately $16.5 million from the sale of Stand-Up(TM) MRI scanners.

     There were approximately $3.6 million in foreign sales revenues for the first six months of fiscal 2005 as compared to approximately $502,000 million in foreign sales revenues for the first six months of fiscal 2004.

     We recognize MRI scanner sales revenues on the "percentage of completion" basis, which means the revenues are recognized as the scanner is manufactured. Revenues recognized in a particular quarter do not necessarily reflect new orders or progress payments made by customers in that quarter. We build the scanner as the customer meets certain benchmarks in its site preparation in order to minimize the time lag between incurring costs of manufacturing and our receipt of the cash progress payments from the customer which are due upon delivery. Consequently, there can be a disparity between the revenues recognized in a fiscal period and the number of product sales. Generally, this results from the revenues from a scanner sale being recognized in a fiscal quarter or quarters following the quarter in which the sale was made. Illustrating this point, the revenue recognition for product sales for the first six months of fiscal 2005 increased 135.6% from the first six months of fiscal 2004 ($39.1 million compared to $16.6 million), although there was a decrease in the number of orders of 14%: we received orders for 12 Stand-Up MRI scanners and for one Fonar 360(TM) scanner during the first six months of fiscal 2005 as compared to orders for 14 Stand-Up MRI scanners during the first six months of fiscal 2004.

     Service and repair revenues increased by 87.3%, from $771,000 for the second quarter of fiscal 2004 to $1.4 million for the first quarter of fiscal 2005. License fees and royalties decreased by 15% from $690,000 for the second quarter of fiscal 2004 to$585,000 for the first quarter of fiscal 2005.

     Service and repair revenues increased by 70.8%, from $1.5 million for the first six months of fiscal 2004 to $2.5 million for the first six months of fiscal 2005. License fees and royalties decreased by 8.2% from $1.3 million for the first six months of fiscal 2004 to$1.2 million for the first six months of fiscal 2005.

     Costs related to product sales increased by 106.8% from $6.6 million in the second quarter of fiscal 2004 to $13.6 million in the first quarter of 2005, reflecting the corresponding increase in product sales revenues. Costs related to providing service increased 30.1% from $996,000 in the second quarter of fiscal 2004 to $1.3 million in the first quarter of 2005. In both cases, the percentage increase in revenues was greater than the percentage increase in costs.

     Costs related to product sales increased by 144.9% from $10.1 million in the first six months of fiscal 2004 to $24.7 million in the first six months of fiscal 2005. Costs related to providing service increased 28.4% from $1.9 million in the first six months of fiscal 2004 to $2.4 million in the first six months of fiscal 2005.

     As a result, combined with the containment of other expenses, our operating income for our medical equipment segment was $916,000 for the second quarter of fiscal 2005 as compared to an operating loss of $2.5 million for the second quarter of fiscal 2004.

     Our operating income for our medical equipment segment was $1.5 million for the first six months of fiscal 2005 as compared to an operating loss of $6.2 million of fiscal 2004.

     Our gross profit margin for the entire medical equipment segment (as opposed to just product sales) was 36.9% for the second quarter of fiscal 2005, as compared to 37.8% for the first quarter of fiscal 2004, and 37.1% for the first six months of fiscal 2005 as compared to 39.4% for the first six months of fiscal 2004.

     HMCA revenues increased in the second quarter of fiscal 2005, by 1.3% to $6.0 million from $5.9 million for the second quarter of fiscal 2004. For the first six months of fiscal 2005 and 2004 HMCA revenues were $11.8. HMCA is seeking to increase revenues from the MRI facilities by continuing its program of replacing older scanners at the sites we manage with Stand-Up(TM) MRI scanners. We now manage four sites equipped with Stand-Up(TM) MRI scanners, and we are planning to open four new sites with Stand-Up(TM) MRI scanners within the next twelve months, which would bring the total number of facilities with Stand-Up(TM) MRI scanners we manage to eight. During fiscal 2004, HMCA closed one MRI site. HMCA experienced operating income of $308,000 for the second quarter of fiscal 2005 compared to operating income of $70,000 for the second quarter of fiscal 2004. For the first six months of fiscal 2005, HMCA experienced operating income of $595,000 as compared to operating income of $28,000 for the first six months of fiscal 2004.

     HMCA cost of revenues for the second quarter of fiscal 2005 and 2004 was $3.8 million. HMCA costs of revenues remained essentially constant at $7.2 million in the first six months of fiscal 2004 and fiscal 2005.

     As our consolidated revenues increased by 64.8% to $29.5 million for the second quarter of fiscal 2005 from $17.9 million for the second quarter of fiscal 2004, the total costs and expenses increased by 38.9% to $28.3 million for the second quarter of fiscal 2005 from $20.3 million for the second quarter of fiscal 2004. Selling, general and administrative expenses increased by 12.7% from $6.3 million in the second quarter of fiscal 2004 to $7.1 million in the second quarter of fiscal 2005. This increase was related to our medical segment participating in 3 trade shows. For the six months of fiscal 2005 the consolidated revenues increased by 74.9% to $54.6 million from $31.2 for the first six months of fiscal 2004. Our total costs and expenses increased 40.2% from $37.4 million for the first six months of fiscal 2004 to $52.4 million for the first six months of fiscal 2005. Selling, general and administrative expenses increased by 2.7% from $12.8 million in the first six months of fiscal 2004 to $13.2 million in the first six months of fiscal 2005.

     The compensatory element of stock issuances decreased by 27.0% from $2.3 million in the first six months of fiscal 2004 to $1.7 million in the first six months of fiscal 2005. This reflected a lesser use of Fonar's stock in lieu of cash to pay employees, consultants and professionals for services.

     Research and development expenses increased by 3.9% to $2.8 million for the first six months of fiscal 2005 as compared to $2.7 million for the first six months of fiscal 2004.

     Interest expense in the first six months of fiscal 2005 increased by 7.3% to $132,000 from $123,000 for the first six months of fiscal 2004 due to new borrowings.

     Inventories decreased by 2.8% to $9.3 million at December 31, 2004 as compared to $9.6 million at June 30, 2004 as the Company filled orders and product sales revenues increased.

     Management fee receivable and accounts receivable increased by 12.1% to $17.5 million at December 31, 2004 from $15.6 million at June 30, 2004, primarily due to increased receivables from the Company's medical equipment segment which includes service contracts on MRI scanners.

     As a result the Company's operating and net income were $2.1 million and $1.9 million, respectively, for the first six months of fiscal 2005 as compared to operating and net losses of $6.2 million and $6.5 million, respectively, for the first six months of fiscal 2004.

     The overall trends reflected in the results of operations for the first six months of fiscal 2005 are an increase in revenues from product sales, as compared to the first six months of fiscal 2004 ($54.6 million for the first six months of fiscal 2005 as compared to $31.2 million for the first six months of fiscal 2004), and an increase in MRI equipment segment revenues relative to HMCA revenues ($42.8 million or 78% from the MRI equipment segment as compared to $11.8 million or 22% from HMCA, for the first six months of fiscal 2005, as compared to $19.4 million or 62% from the MRI equipment segment and $11.8 million or 38%, from HMCA, for the first six months of fiscal 2004). In addition, we experienced an increase in unrelated party sales relative to related party sales in our medical equipment product sales ($36.3 million or 93% to unrelated parties and $2.9 million or 7% to related parties for the first six months of fiscal 2005 as compared to $13.5 million, or 81% to unrelated parties and $3.2 million or 19% to related parties for the first six months of fiscal
2004). The relative decline in related party sales reflects the increasing penetration of the marketplace by our Stand-Up(TM) MRI scanners which has more than compensated for the decline in the related party sales revenues. During the first six months of fiscal 2005, related party sales decreased, by 9.2% to $2.9 million as compared to $3.2 million for fiscal 2004.

     We believe that the continuing trends in our medical equipment division have resulted in improved operating results and a profitable six months in fiscal 2005. Factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, make it impossible to forecast future operating results. Nevertheless, we believe we have been pursuing the correct policies which now have brought us to the point of profitability and should prove successful in keeping the Company profitable and improving its operating results and net income.

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

Liquidity and Capital Resources

     Cash, cash equivalents and marketable securities decreased slightly from $20.6 million at June 30, 2004 to $20.2 million at December 31, 2004. Principal uses of cash during the first six months of fiscal 2005 included capital expenditures for property and equipment of $1.2 million, repayment of borrowings and capital lease obligations in the amount of $242,000, capitalized software development costs of $396,000 and capitalized patent and copyright costs of $195,000.

     Marketable securities approximated $12.1 million as at December 31, 2004, as compared to $11.1 million at June 30, 2004. At December 31, 2004, our investments in U.S. Government obligations were $5.4 million, our investments in corporate and government agency bonds were $3.6 million and our investments in certificates of deposit and deposit notes were $3.1 million. The investments made have had the intended effect of maintaining a stable investment portfolio.

     Cash provided by operating activities for the first six months of fiscal 2005 approximated $1.7 million. Cash provided by operating activities was attributable primarily to net income of $1.9 million, stock issued for compensation, costs and expenses of $3.9 million, offset primarily by an increase in accounts receivable of $2.0 million.

     Cash used in investing activities for the first six months of fiscal 2005 approximated $2.7 million. The principal uses of cash from investing activities during the first six months of fiscal 2005 consisted of, expenditures for property and equipment of approximately $1.2 million and capitalized software and patent costs of approximately $591,000, and marketable securities of $996,000.

     Cash used by financing activities for the first six months of fiscal 2005 approximated $371,000. The principal uses of cash in financing activities during the first six months of fiscal 2005 consisted of repayment of principal on long-term debt and capital lease obligations of approximately $242,000 and distributions to holders of minority interests of $382,000. The source of cash from financing activities was net proceeds from exercises of stock options and warrants of $224,000.

     The Company's obligations and the periods in which they are scheduled to become due are set forth in the following table:

                                 (000's OMITTED)

                                 Due in
                                  Less         Due          Due          Due
                                  than 1      in 1-3       in 4-5       after 5
Obligation          Total         year         years        years        years
--------------   -----------   ----------   ----------   ----------   ----------

Long-term debt   $   6,116     $5,723       $    393      $   --       $  --

Capital lease
Obligation             345        175            112            58        --

Operating
  Leases            10,929      2,426          4,543         2,792       1,168
                 -----------   ----------   ----------   ----------   ----------
Total cash
Obligations      $  17,390     $8,324       $  5,048       $ 2,850     $ 1,168
                 ===========   ==========   ==========   ==========   ==========

     Total liabilities decreased by 10.4% to $30.2 million at December 31, 2004 from $33.7 million at June 30, 2004.

     We experienced a decrease in long-term debt from $720,000 at June 30, 2004 to $563,000 at December 31, 2004, an increase in billings in excess of costs and estimated earnings on uncompleted contracts from $2.9 million at June 30, 2004 to $3.1 million at December 31, 2004, an increase in accounts payable from $5.4 million at June 30, 2004 to $5.6 million at December 31, 2004, a decrease in customer advances from $7.8 million at June 30, 2004 to $3.0 million at December 31, 2004 and an increase in other current liabilities from $10.0 million at June 30, 2004 to $11.0 million at December 31, 2004.

     As of December 31, 2004, the obligations of approximately $11.0 million in other current liabilities included deferred revenue from license fees of $1.2 million, unearned revenue on service contracts of $4.3 million, accrued salaries and payroll taxes of $1.0 million and excise and sales taxes of $2.5 million.

     Our working capital approximated $29.9 million as of December 31, 2004, as compared to working capital of $22.6 million as of June 30, 2004, increasing by 32.3%. This results principally from an increase in accounts receivable of $1.9 million ($15.6 million at June 30, 2004 as compared to $17.5 million at December 31, 2004), along with a decrease of customer advances of $3.8 million ($7.8 million at June 30, 2004 as compared to $3.0 million at December 31, 2004). Accounts receivable increased from $15.6 million as at June 30, 2004 to $17.5 million as at December 31, 2004 due to increased receivables from the Company's medical equipment segment and in particular, an increase of approximately $1.6 million in accounts receivable from service contracts on MRI scanners.

     With respect to current liabilities, the current portion of long-term debt decreased from $6.0 million at June 30, 2004 to $5.9 million at December 31, 2004, and billings in excess of costs and estimated earnings on uncompleted contracts increased from $2.9 million at June 30, 2004 to $3.1 million at December 31, 2004. Customer advances decreased from $7.8 million at June 30, 2004 to $3.0 million at December 31, 2004 and accounts payable increased from $5.4 million at June 30, 2004 to $5.6 million at December 31, 2004.

     The aggregate decrease in customer advances and billings in excess of costs and estimated earnings on uncompleted contracts reflects the Company's progress in filling its backlog of orders, which also translates into an increase in recognized revenues. The increase in accounts payable resulted from the purchase of parts to manufacture the scanners.

     In order to conserve our capital resources, we have issued common stock under our stock bonus and stock option plans to compensate employees and non-employees for services rendered. In the first six months of fiscal 2005, the compensatory element of stock issuances was $1.7 million as compared to $2.3 million for the first six months of fiscal 2004. Utilization of equity in lieu of cash compensation has improved our liquidity since it increases cash available for other expenditures.

     The foregoing trends in Fonar's capital resources are expected to improve as Fonar's MRI scanner products gain wider market acceptance and produce increased product sales.

     Fonar has not committed to making additional capital expenditures in the 2005 fiscal year other than its intention to continue research and development expenditures at current levels. HMCA also expects to incur capital expenditures of approximately $1.0 million to acquire premises and to construct and furnish four new Stand-Up(TM) MRI facilities, which would bring the total number of Stand-Up(TM) MRI facilities managed by HMCA to eight.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our investments are in fixed rate instruments. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by us at December 31, 2004.

                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE

                                           Investments
                         Year of           in Fixed Rate    Weighted Average
                         Maturity          Instruments      Interest Rate
                         --------          -------------    ----------------
                         12/31/05          $  6,569,333           1.36%
                         12/31/06             1,498,982           3.33%
                         12/31/07             1,100,000           3.21%
                         12/31/08             1,050,000           3.08%
                         12/31/09             1,648,500           3.13%
                         12/31/10               100,000           3.50%
                         12/31/13               100,000           4.12%
                                           -------------

                         Total:            $ 12,066,815
                                           ============
                          Fair Value
                           at 12/31/04     $ 12,022,407
                                           ============

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings: There were no material changes in litigation for the first six months of fiscal 2005.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Submission of Matters to a Vote of Security Holders: None

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:  8-K

         (earnings press release) filed on September 16, 2004
         8-K (earnings press release) filed on November 9, 2004
         Exhibit 31.1 Certification See Exhibits
         Exhibit 32.1 Certification See Exhibits

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

Dated:   February 9, 2005