Form 10-Q
period 2005-03-30
FONAR CORP
filed 2005-05-10
CIK 355019

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended     MARCH 31, 2005
                                              ------------------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from       to
                                            -------  -------
                         Commission file number 0-10248
                                               ---------

                                FONAR CORPORATION
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 11-2464137
  --------------------------------        ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

  110 Marcus Drive      Melville, New York                       11747
  ----------------------------------------                     ----------
  (Address of principal executive offices)                     (Zip Code)


  Registrant's telephone number, including area code:     (631)  694-2929
                                                          ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X    NO
                                      ---     ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). YES X    NO
                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                          Outstanding at April 30, 2005
--------------------------------    ---------------------------------------
Common Stock, par value $.0001                     104,297,268
Class B Common Stock, par value $.0001                   3,953
Class C Common Stock, par value $.0001               9,562,824
Class A Preferred Stock, par value $.0001            7,836,287

FONAR CORPORATION AND SUBSIDIARIES
INDEX


PART I - FINANCIAL INFORMATION                                  PAGE


Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - March 31, 2005
     (Unaudited) and June 30, 2004

   Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and
     March 31, 2004 (Unaudited)

   Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2005 and
     March 31, 2004 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Loss for the Three Months Ended March 31, 2005 and
     March 31, 2004 (Unaudited)

   Condensed Consolidated Statements of Comprehensive Income
     (Loss) for the Nine Months Ended March 31, 2005 and
     March 31, 2004 (Unaudited)

   Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2005 and
     March 31, 2004 (Unaudited)


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

Signatures

Exhibit - 31.1
Exhibit - 32.1

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)
ASSETS                                                 March 31,   June 30,
                                                         2005        2004
                                                      (UNAUDITED)
Current Assets:                                        ---------    -------
  Cash and cash equivalents                              $ 6,391    $ 9,474

  Marketable securities                                   10,550     11,120

  Restricted cash                                              -      5,500

  Accounts receivable - net                                2,301      1,006

  Accounts receivable - related parties - net                447        297

  Management fee receivable - related medical
    practices - net                                       14,927     14,315

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                   6,736      1,711

  Costs and estimated earnings in excess
    of billings on uncompleted contracts - related party       -        112

  Inventories                                             10,841      9,585

  Investment in sales-type lease                             168        154

  Current portion of advances and notes to related
    medical practices                                        156        240

  Prepaid expenses and other current assets                1,997      1,572
                                                          ------     ------
        Total Current Assets                              54,514     55,086
                                                          ------     ------

Property and equipment - net                               7,105      8,211

Advances and notes to related medical practices - net        359        481

Investment in sales-type lease                               325        452

Management agreements - net                                8,255      8,730

Other intangible assets - net                              4,355      3,958

Other assets                                                 289        283
                                                        --------   --------
        Total Assets                                    $ 75,202   $ 77,201
                                                        ========   ========





See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

                                                       March 31,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2005        2004
                                                      (UNAUDITED)
Current Liabilities:                                  ----------   --------
  Current portion of long-term debt and
    capital leases                                       $   354    $ 5,983
  Accounts payable                                         6,065      5,369
  Other current liabilities                               10,854     10,005
  Unearned revenue on service contracts - related parties    455        373
  Customer advances                                        2,910      7,800
  Customer advances - related parties                        642          -
  Income taxes payable                                         -         26
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                        580      2,937
  Billings in excess of costs and estimated
    earnings on uncompleted contracts - related parties      262          -
                                                          ------     ------
      Total Current Liabilities                           22,122     32,493

Due to related medical practices                             154        154
Long-term debt and capital leases,
   less current portion                                      494        720
Other liabilities                                            281        299
                                                          ------     ------
      Total Long-Term Liabilities                            929      1,173
                                                          ------     ------
      Total Liabilities                                   23,051     33,666
                                                          ------     ------
Minority interest                                            449        381
                                                          ------     ------




















See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED, except share data)
                                                       March 31,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY (continued)         2005        2004
                                                      (UNAUDITED)
                                                       ---------   --------
STOCKHOLDERS' EQUITY

Class A  non-voting  preferred  stock
$.0001 par value;  8,000,000  authorized,
7,836,287 issued and outstanding
at March 31, 2005 and June 30, 2004                            1          1

Common Stock $.0001 par value; 110,000,000
shares authorized; 104,487,248 issued
at March 31, 2005 and 98,704,937 at
June 30, 2004; 104,196,184 outstanding at
March 31, 2005 and 98,413,873 at June 30, 2004                10         10

Class B Common Stock $ .0001 par value;
4,000,000 shares authorized,  (10 votes
per share), 3,953 issued and outstanding
at March 31, 2005 and 4,153 issued and
outstanding at June 30, 2004                                   -          -

Class C Common Stock $.0001 par value;
10,000,000 shares authorized,  (25 votes
per share), 9,562,824 issued
and outstanding at March 31, 2005
and at June 30, 2004                                           1          1

Paid-in capital in excess of par value                   159,416    152,090
Accumulated other comprehensive income                  (    183)  (     46)
Accumulated deficit                                     (105,937)  (107,384)
Notes receivable from employee stockholders             (    847)  (    843)
Unearned compensation                                   (     84)         -
Treasury stock, at cost - 291,064 shares
  of common stock at
  March 31, 2005 and June 30, 2004                      (    675)  (    675)
                                                         -------    -------
      Total Stockholders' Equity                          51,702     43,154
                                                         -------    -------
      Total Liabilities and Stockholders' Equity        $ 75,202   $ 77,201
                                                         =======    =======










See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                    FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ---------------------
                                                          2005       2004
REVENUES                                               ----------  ---------
  Product sales - net                                    $15,550    $11,227
  Product sales - related parties - net                    1,743        959
  Service and repair fees - net                            1,361        733
  Service and repair fees - related parties - net            201        113
  Management and other fees - related medical
    practices - net                                        5,890      5,736
  License fees and royalties                                 585        585
                                                       ----------  ---------
     Total Revenues - Net                                 25,330     19,353
                                                       ----------  ---------
COSTS AND EXPENSES
  Costs related to product sales                           9,966      7,036
  Costs related to product sales - related parties         1,053        650
  Costs related to service and repair fees                 1,224        837
  Costs related to service and repair
    fees - related parties                                   166        212
  Costs related to management and other
    fees - related medical practices                       3,657      3,580
  Research and development                                 1,482      1,349
  Selling, general and administrative                      6,828      5,993
  Compensatory element of stock issuances for
    selling, general and administrative expenses             771        919
  Provision for bad debts                                     50         25
  Amortization of management agreements                      158        158
                                                       ----------  ---------
     Total Costs and Expenses                             25,355     20,759
                                                       ----------  ---------
Loss From Operations                                     (    25)   ( 1,406)

Interest Expense                                         (    47)   (    87)
Investment Income                                            133        118
Interest Income - Related Parties                              6          9
Other Income (Expense)                                   (   305)       146
Minority Interest in Income of Partnerships              (   231)   (   258)
                                                       ----------  ---------
Loss Before Provision for Income Taxes                   (   469)   ( 1,478)
Provision for Income Taxes                                    11          6
                                                       ----------  ---------
NET LOSS                                                $(   480)  $( 1,484)
                                                       ==========  =========

Net Loss Available to Common Stockholders               $(   480)  $( 1,484)
                                                       ==========  =========
Basic Loss Per Common Share                             $      -   $(   .02)
                                                       ==========  =========
Diluted Loss Per Common Share                           $      -   $(   .02)
                                                       ==========  =========
Basic and Diluted Loss Per Share - Common C                  N/A        N/A
                                                       ==========  =========
See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                    FOR THE NINE MONTHS ENDED
                                                              MARCH 31,
                                                       ---------------------
                                                          2005       2004
REVENUES                                               ----------  ---------
  Product sales - net                                   $ 51,832   $ 24,681
  Product sales - related parties - net                    4,621      4,128
  Service and repair fees - net                            3,473      1,980
  Service and repair fees - related parties - net            574        321
  Management and other fees - related medical
    practices - net                                       17,642     17,574
  License fees and royalties                               1,755      1,860
                                                       ----------  ---------
     Total Revenues - Net                             79,897       50,544
                                                       ----------  ---------
COSTS AND EXPENSES
  Costs related to product sales                          33,005    15,127
  Costs related to product sales - related parties         2,666     2,629
  Costs related to service and repair fees                 3,277     2,446
  Costs related to service and repair
    fees - related parties                                   521       479
  Costs related to management and other
    fees - related medical practices                      10,911    10,750
  Research and development                                 4,305     4,064
  Selling, general and administrative                     20,006    18,821
  Compensatory element of stock issuances for
    selling, general and administrative expenses           2,475     3,251
  Provision for bad debts                                    150       110
  Amortization of management agreements                      475       475
                                                       ----------  ---------
     Total Costs and Expenses                             77,791     58,152
                                                       ----------  ---------
Income (Loss) From Operations                              2,106    ( 7,608)

Interest Expense                                         (   179)   (   211)
Investment Income                                            394        306
Interest Income - Related Parties                             19         36
Other Income (Expense)                                   (   162)       233
Minority Interest in Income of Partnerships              (   678)   (   690)
                                                       ----------  ---------
Income (Loss) Before Provision for Income Taxes            1,500    ( 7,934)
Provision for Income Taxes                                    53         23
                                                       ----------  ---------
NET INCOME (LOSS)                                       $  1,447   $( 7,957)
                                                       ==========  =========

Net Income (Loss) Available to Common Stockholders      $  1,346   $( 7,957)
                                                       ==========  =========
Basic Earnings (Loss) Per Common Share                  $    .01   $(   .09)
                                                       ==========  =========
Diluted Earnings (Loss) Per Common Share                $    .01   $(   .09)
                                                       ==========  =========
Basic and Diluted Earnings (Loss) Per Share-Common C           -         N/A
                                                       ==========  =========
See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(000'S OMITTED)
                                                     FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ---------------------
                                                          2005       2004
                                                       ----------  ---------
Net loss                                                 $(  480)   $(1,484)

Other comprehensive income (loss), net of tax:
    Unrealized gains (loss) on securities,
      net of tax                                          (  146)        11
                                                       ----------  ---------
Total comprehensive loss                                 $(  626)   $(1,473)
                                                       ==========  =========

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

                                                      FOR THE NINE MONTHS ENDED
                                                              MARCH 31,
                                                       ---------------------
                                                          2005       2004
                                                       ----------  ---------
Net income (loss)                                       $  1,447   $( 7,957)

Other comprehensive income (loss), net of tax:
    Unrealized gains (loss) on securities,
      net of tax                                         (   137)   (    20)
                                                       ----------  ---------
Total comprehensive income (loss)                       $  1,310   $( 7,977)
                                                       ==========  =========


See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)
                                                    FOR THE NINE MONTHS ENDED
                                                              MARCH 31,
                                                       ---------------------
                                                          2005       2004
                                                       ----------  ---------
Cash Flows from Operating Activities
 Net income (loss)                                      $  1,447   $( 7,957)
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
    Minority interest in net income of partnerships          678        690
    Depreciation and amortization                          2,929      3,089
    Provision for bad debts                                  150        110
    Compensatory element of stock issuances                2,475      3,251
    Stock issued for costs and expenses                    4,290     11,896
    Reduction in notes receivable from employee
      stockholders adjusted to compensation                  126          -
    Gain on sale of equipment                            (    28)         -
    Amortization of deferred revenue - license fee       ( 1,755)   ( 1,755)
    (Increase) decrease in operating assets, net:
       Accounts and management receivable                ( 2,207)   ( 3,832)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts               ( 4,913)   (   504)
       Inventories                                       (   456)   ( 3,872)
       Principal payments received on sales type
         lease-related party                                   -         14
       Principal payments received on sales type lease       113        100
       Prepaid expenses and other current assets         (   425)   (   392)
       Other assets                                      (     6)   (    29)
       Advances and notes to related medical practices       206        149
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                      697      1,188
       Other current liabilities                           2,747      1,388
       Customer advances                                 ( 4,248)     4,234
       Billings in excess of costs and estimated
         earnings on uncompleted contracts               ( 2,095)   ( 2,294)
       Other liabilities                                 (    18)         1
       Income taxes payable                              (    26)        14
                                                       ----------  ---------
Net cash (used in) provided by operating activities      (   319)     5,489
                                                       ----------  ---------












See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)

                                                    FOR THE NINE MONTHS ENDED
                                                              MARCH 31,
                                                       ---------------------
                                                          2005       2004
                                                       ----------  ---------
Cash Flows from Investing Activities:
  Purchases of marketable securities                     (11,745)   (22,069)
  Sales of marketable securities                          12,178     16,551
  Purchases of property and equipment                    ( 1,638)   (   793)
  Costs of capitalized software development              (   605)   (   403)
  Cost of patents and copyrights                         (   306)   (   429)
  Proceeds from sale of equipment                             31          -
  Repayment of note receivable from buyers
    of A&A Services - Discontinued operations                  -        150
                                                       ----------  ---------
Net cash used in investing activities                    ( 2,085)   ( 6,993)
                                                       ----------  ---------

Cash Flows from Financing Activities:
  Distributions to holders of minority interests         (   610)   (   679)
  Proceeds from long-term debt                                 -      5,500
  Restricted cash                                          5,500    ( 5,500)
  Repayment of borrowings and capital
    lease obligations                                    ( 5,854)   (   830)
  Net proceeds from exercise of stock options
     and warrants                                            254        719
  Repayment of notes receivable from employee
     stockholders                                             31          -
                                                       ----------  ---------
Net cash used in financing activities                    (   679)   (   790)
                                                       ----------  ---------

Decrease in Cash and Cash Equivalents                    ( 3,083)   ( 2,294)

Cash and Cash Equivalents - Beginning of Period            9,474      9,334
                                                       ----------  ---------
Cash and Cash Equivalents - End of Period                $ 6,391    $ 7,040
                                                       ==========  =========




See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 16, 2004 for the fiscal year ended June 30, 2004.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of FONAR Corporation (the "Company"), its majority and wholly-owned subsidiaries and partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with EITF 03-6, "Participating Securities and the Two-Class method under FASB Statement No. 128" ("EITF 03-6"), which nullifies EITF Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share," the Company's participating convertible securities, which include Class B common stock and Class C common stock, are not included in the computation of basic EPS for three months ended March 31, 2005 and the nine months ended March 31, 2004 because the participating securities do not have a contractual obligation to share in the losses of the Company. For the nine months ended March 31, 2005, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share. The provisions of EITF 03-6 became effective for the Company beginning April 1, 2004. The adoption of this new pronouncement did not have any impact on the Company's consolidated financial statements.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of certain options of approximately 669,000, for the nine months ended March 31, 2005 have not been included in the computation of diluted EPS since the effect would be antidilutive. For the three months ended March 31, 2005, the number of common shares potentially issuable upon the exercise of options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation was approximately 9,033,000 because they are antidilutive as a result of the net

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share (Continued)

loss for that period. The number of common shares potentially issuable upon the exercise of options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation was approximately 9,491,000, because they are antidilutive as a result of a net loss for the three and nine months ended March 31, 2004.

(000's omitted, except per share data)
                                    Three Months                Three Months
                                   ended March 31,             ended March 31,
                                        2005                        2004
                         -----------------------------------  ------------------
                                   (000's omitted, except per share data)
                                                   Class C
                                       Common      Common
                            Total      Stock       Stock           Total
Basic                      -------    -------      -------        -------

Numerator:

  Net loss available to
    common stockholders    $ (480)     $ (480)       $   -       $(1,484)
                           =======     ======       ======       ========
Denominator:

  Weighted average
    shares                            102,543        9,563         93,499
    outstanding                       =======       ======       ========

Basic loss per
   common share            $    --    $    --       $   --        $  (.02)
                           =======    =======       ======        =======
Diluted
    Weighted average
     shares outstanding    102,543    102,543        9,563         93,499
   Stock options                --         --           --             --
   Warrants                     --         --           --             --
   Convertible Class C
     common stock               --         --           --             --
                           -------    -------       ------        -------

Denominator for diluted
  earnings per share:

  Weighted average shares
    outstanding of common
    stock and equivalents  102,543    102,543        9,563         93,499
                           =======    =======       ======        =======
  Diluted loss
    per common share       $    --    $    --       $   --        $  (.02)
                           =======    =======       ======        =======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share (Continued)
                                    Nine Months                 Nine Months
                                   ended March 31,             ended March 31,
                                        2005                        2004
                         -----------------------------------  ------------------
                                   (000's omitted, except per share data)
                                                   Class C
                                       Common      Common
                            Total      Stock       Stock           Total
Basic                      -------    -------      -------        -------
-----
Numerator:

      Net income (loss)
      available to common
      stockholders         $ 1,346    $ 1,314       $   32        $(7,957)
                           =======    =======       ======        =======

Denominator:

      Weighted average                100,731        9,563         88,986
        shares outstanding            =======       ======        =======

Basic earnings (loss)
        per common share   $ 0 .01    $  0.01       $   --        $  (.09)
                           =======    =======       ======        =======
Diluted
-------
      Weighted average shares
        outstanding        100,731    100,731        9,563         88,986
      Stock options            273        273           --             --
      Warrants                 536        536           --             --
      Convertible Class C
        common stock         3,188      3,188           --             --
                           -------    -------      -------        -------

Denominator for diluted earnings per share:

      Weighted average shares
      outstanding of
      common stock
      and equivalents      104,728    104,728        9,563         88,986
                           =======    =======       ======        =======

Diluted earnings (loss) per
common share               $  0.01    $  0.01       $   --          $(.09)
                           =======    =======       ======        =======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments (Continued)

At March 31, 2005, the Company had various stock-based employee compensation plans. As permitted under Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25,

"Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The  following  table  illustrates  the effect on net income (loss) and earnings
(loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                        For the Three Months  or the Nine Months
                                          Ended March 31,      Ended  March 31,
                                          (000's omitted,      (000's omitted,
                                               except               except
                                          per share data)      per share data)
                                        -------------------  -------------------
                                           2005      2004      2005      2004
Net income (loss) available to           --------  --------  --------  --------
common shareholders                        $(480)  $(1,484)   $1,346   $(7,957)

Less:
  Undistributed earnings allocated to         --        --        32        --
  Class C common stock                   --------  --------  --------  --------
                                           $(480)  $(1,484)   $1,314   $(7,957)
Less:
  Total stock-based employee compensation
  expense determined under fair value        142       131       150       252
  based method for all awards            --------  --------  --------  --------

Pro forma Net Income (Loss)               $ (622)  $(1,615)  $ 1,164   $(8,209)
                                         ========  ========  ========  ========
Basic Net Income (Loss) Per Share         $   --   $  0.02)  $  0.01   $ (0.09)
  As Reported                            ========  ========  ========  ========

Basic Pro forma Net Income (Loss)         $(0.01)  $ (0.02)  $  0.01   $ (0.09)
  Per Share                              ========  ========  ========  ========

Diluted Net Income (Loss) per share       $   --   $ (0.02)  $  0.01   $ (0.09)
  as reported                            ========  ========  ========  ========

Diluted Pro Forma Net Income (Loss)       $(0.01)  $ (0.02)  $  0.01   $ (0.09)
  per share                              ========  ========  ========  ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments (Continued)

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                        For the Three and Nine Months Ended
                                                   March  31,
                                        -----------------------------------
                                             2005                2004
                                            ------              ------
Expected life (years)                         3                   3
Interest Rate                                2.69%               2.69%
Annual Rate of dividends                        0%                  0%
Volatility                                  55%                  92%

Recent Accounting Pronouncements

In December, 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), Share-Based Payment. The Statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for public companies is annual periods beginning after June 15, 2005, and applied to all outstanding and unvested SBP awards at a company's adoption. Management does not anticipate that this Statement will have a significant impact on the Company's consolidated financial statements.


NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable, net is comprised of the following at March 31, 2005:

                                                     Allowance
                                        Gross      for doubtful
                                      Receivable     accounts          Net
                                    -------------  -------------  -------------
Receivables from  equipment
sales and service contracts           $  2,769        $   468       $   2,301
                                    =============  =============  =============

Receivables from equipment
sales and service contracts-
related parties                       $  1,103        $   656       $     447
                                    =============  =============  =============

Management fee receivables from
related medical practices ("PC's")    $ 16,951        $ 2,024       $  14,927
                                    =============  =============  =============

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 3 - ACCOUNTS RECEIVABLE (Continued)

The Company's customers are concentrated in the healthcare industry.

The Company's receivables from the related PC's consist substantially of fees outstanding under management agreements, service contracts and lease agreements. Payment of the outstanding fees is based on collection by the PC's of fees from third party medical reimbursement organizations, principally insurance companies and health management organizations.

Collection by the Company of its accounts receivable may be impaired by the uncollectibility of the PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Approximately 65% of the PC's net revenues for both the nine months ended March 31, 2005 and 2004, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PC's accounted for approximately 22.1% and 34.8% of the consolidated net revenues for the nine months ended March 31, 2005 and 2004, respectively. Product sales and service and repair fees from related parties amounted to approximately 6.5% and 5.5% of consolidated net revenues for the nine months ended March 31, 2005 and 2004, respectively.

Unaudited Financial Information of Unconsolidated Managed Medical Practices

Summarized income statement data for the three months ended March 31, 2005 related to the 16 unconsolidated medical practices managed by the Company is as follows:
                                  (000's omitted) (Income Tax-Cash Basis)

             Patient Revenue - Net                $ 8,210
                                                  ========
             Loss from Operations                 $  (237)
                                                  ========
             Net Loss                             $  (351)
                                                  ========

Summarized income statement data for the nine months ended March 31, 2005 related to the 16 unconsolidated medical practices managed by the Company is as follows:
                                   (000's omitted) (Income Tax-Cash Basis)

             Patient Revenue - Net                $24,595
                                                  ========
             Income from Operations               $   229
                                                  ========
             Net Loss                             $  (118)
                                                  ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)
NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet at March 31, 2005 consist of:
                                             (000's omitted)
             Purchased parts, components
                and supplies                      $ 7,935
             Work-in-process                        2,906
                                                  -------
                                                  $10,841
                                                  =======

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of March 31, 2005 is as follows:
                                                (000's omitted)
             Costs incurred on uncompleted
                  contracts                       $17,480
             Estimated earnings                    12,037
                                                  --------
                                                   29,517
Less: Billings to date                             23,623
                                                  --------
                                                  $ 5,894
                                                  ========

Included in the accompanying condensed consolidated balance sheet at March 31, 2005 under the following captions:

Costs and estimated earnings in excess of
  billings on uncompleted contracts                      $ 6,736
Less: Billings in excess of costs and estimated
        earnings on uncompleted contracts                   (580)
Less: Billings in excess of costs and estimated
        earnings on uncompleted contracts-related parties   (262)
                                                         --------
                                                         $ 5,894
                                                         ========

2) Customer advances consist of the following as of March 31, 2005:

                                                   Related
                                        Total      Parties    Other
                                       --------    --------  -------
Total Advances                         $27,175     $3,642    $23,533
Less: Advances
       on contracts under construction  23,623      3,000     20,623
                                       -------     -------    ------
                                       $ 3,552     $  642    $ 2,910
                                       =======     =======   =======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 6 -STOCKHOLDERS' EQUITY

Common Stock

During the three months ended March 31, 2005:

a) The Company issued 534,020 shares of common stock to employees as compensation of $786,006 under stock bonus plans.

b) The Company issued 47,565 shares of common stock to consultants and others at a value of $68,773.

c) The Company issued 1,418,814 shares of common stock for costs and expenses of $2,116,801.

d) The Company issued 28,030 shares of common stock upon the exercise of stock options resulting in proceeds of $30,695.

e) The Company issued 150,973 shares of common stock valued at $193,274 in connection with the issuance of notes and loans receivable from employee stockholders.

During the nine months ended March 31, 2005:

a) The Company issued 1,554,536 shares of common stock to employees as compensation of $2,000,820 under stock bonus plans.

b) The Company issued 461,822 shares of common stock to consultants and others at a value of $550,728.

c) The Company issued 3,277,636 shares of common stock for costs and expenses of $4,290,112.

d) The Company issued 6,410 shares of common stock upon the exercise of stock options resulting in compensation of $7,500.

e) The Company issued 49,484 shares of common stock upon the exercise of stock options resulting in proceeds of $54,180.

f) The Company issued 178,973 shares of common stock valued at $223,234 in connection with issuance of notes and loans receivable from employee stockholders.

Class B Common Stock

During the nine months ended March 31, 2005, 200 shares of Class B common stock were converted to common stock leaving 3,953 of such shares outstanding as of March 31, 2005.

Warrants

On July 1, 2004, warrants to purchase 151,625 shares of the Company's common stock were exercised at an exercise price of $.79 per share resulting in proceeds of $119,784.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 6 -STOCKHOLDERS' EQUITY (Continued)

Warrants (Continued)

On November 4, 2004 warrants to purchase 101,625 shares of the Company's common stock were exercised at an exercise price of $.79 per share resulting in proceeds of $80,274.

2005 Stock Bonus Plan

On February 16, 2005, the Company filed a registration statement on Form S-8 to register 3,000,000 shares under the Company's Stock Bonus Plan that was adopted on February 15, 2005.

2005 Incentive Stock Option Plan

On February 16, 2005, the Company filed a registration statement on Form S-8 to register 2,000,000 shares under the Company's 2005 Incentive Stock Option Plan that was adopted on February 15, 2005.


NOTE 7 - LITIGATION SETTLEMENT

In March 2005, the Company settled a litigation for $550,000. At June 30, 2004 the Company reserved $200,000 in anticipation of a settlement. For the three months ended March 31, 2005, the Company recorded an additional $350,000 shown in other expenses, to reflect the balance of the settlement.


NOTE 8 - SEGMENT AND RELATED INFORMATION

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 8 - SEGMENT AND RELATED INFORMATION (Continued)

                       (000's omitted)
                                                         Physician
                                             Medical     Management
                                            Equipment     Services       Total
                                            ---------    ----------    ---------
For the three months ended March 31, 2005:
Net revenues from external customers        $ 19,440      $  5,890     $ 25,330
Inter-segment net revenues                  $    114      $     --     $    114
Income (loss) from operations               $   (160)     $    135     $    (25)
Depreciation and amortization               $    562      $    395     $    957
Compensatory element of stock issuances     $    371      $    400     $    771
Capital expenditures                        $    436      $    357     $    793

For the three months ended March 31, 2004:
Net revenues from external customers        $ 13,617      $  5,736     $ 19,353
Inter-segment net revenues                  $    119      $     --     $    119
Loss from operations                        $   (949)     $   (457)    $ (1,406)
Depreciation and amortization               $    598      $    482     $  1,080
Compensatory element of stock issuances     $    360      $    559     $    919
Capital expenditures                        $    473      $    476     $    949

                                                         Physician
                                             Medical     Management
                                            Equipment     Services       Total
                                            ---------    ----------    ---------
For the nine months ended March 31, 2005:
Net revenues from external customers        $ 62,255      $ 17,642     $ 79,897
Inter-segment net revenues                  $    357      $     --     $    357
Income from operations                      $  1,376      $    730     $  2,106
Depreciation and amortization               $  1,760      $  1,169     $  2,929
Compensatory element of stock issuances     $  1,152      $  1,323     $  2,475
Capital expenditures                        $  1,425      $  1,124     $  2,549

Total identifiable assets                   $ 45,872      $ 29,330     $ 75,202

For the nine months ended March 31, 2004:
Net revenues from external customers        $ 32,970      $ 17,574     $ 50,544
Inter-segment net revenues                  $    353      $     --     $    353
Loss from operations                        $ (7,179)     $   (429)    $ (7,608)
Depreciation and amortization               $  1,681      $  1,408     $  3,089
Compensatory element of stock issuances     $  1,552      $  1,699     $  3,251
Capital expenditures                        $  1,027      $    598     $  1,625

Total identifiable assets                   $ 46,784      $ 27,568    $ 74,352


NOTE 9 - SUBSEQUENT EVENT

Common Stock

During the period from April 1, 2005 through April 30, 2005:

a)  The  Company   issued  101,084  shares  of  common  stock  to  employees  as compensation of $133,744 under stock bonus plans.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the nine month period ended March 31, 2005, we reported net income of $1.4 million on revenues of $79.9 million as compared to a net loss of $8.0 million on revenues of $50.5 million for the first nine months of fiscal 2004. Our success in achieving profitability in the first nine months of fiscal 2005 is primarily due to the increase in our product sales and the maintenance of healthy gross profit margins on product sales.

     For the fiscal quarter ended March 31, 2005 (third quarter of fiscal 2005), we reported a net loss of $480,000 on revenues of $25.3 million as compared to a net loss of $1.5 million on revenues of $19.4 million for the third quarter of fiscal 2004. Notwithstanding the increase in revenues and improvement in operating results in the third quarter of fiscal 2005 compared to the
corresponding   period  for  fiscal  2004,   increases   in  selling,   general,
administrative and other expenses resulted in a loss for the third quarter of fiscal 2005.

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

     Trends continuing in the third quarter of fiscal 2005 include an increase in product sales with a continued emphasis on unrelated party sales revenues compared to related parties (entities in which Dr. Damadian or members of his family have an interest) revenues and the maintenance of high gross profit margins on product sales: 36.8% for the first nine months of fiscal 2005 compared to 38.4% for the first nine months of fiscal 2004. We attribute these trends to the continuing growth of our MRI product sales, particularly our Stand-Up(TM) MRI scanners (also called Upright(TM) MRI scanners) and the efficiencies resulting from our higher sales volumes.

     For the three month period ended March 31, 2005, as compared to the three month period ended March 31, 2004, overall revenues from MRI product sales increased 41.9% ($17.3 million compared to $12.2 million). Unrelated party scanner sales ($15.6 million compared to $11.2 million) increased at a rate of 38.5% while related party scanner sales ($1.7 million compared to 1.0 million) increased 81.8%. Overall, for the third quarter of fiscal 2005, revenues for the medical equipment segment increased by 42.7% to $19.4 million from $13.6 million for the third quarter of fiscal 2004. The revenues generated by HMCA also increased, by 2.7% to $5.9 million for the third quarter of fiscal 2005 as compared to $5.7 million for the third quarter of fiscal 2004.

     For the nine month period ended March 31, 2005, as compared to the nine month period ended March 31, 2004, overall revenues from MRI product sales increased 96.0% ($56.5 million compared to $28.8 million). Unrelated party scanner sales ($51.8 million compared to $24.7 million) increased at a rate of 110.0% while related party scanner sales ($4.6 million compared to $4.1 million) increased by 12%. Overall, for the third quarter of fiscal 2005, revenues for the medical equipment segment increased by 88.8% to $62.3 million from $33.0 million for the third quarter of fiscal 2004.

     The increase in product sales reflected continuing market acceptance of the Company's Stand-Up(TM) MRI scanners. During the first nine months of fiscal 2005, revenues of approximately $55.4 million were recognized from sales of Stand-Up(TM) MRI scanners. During the first nine months of fiscal 2004, the Company recognized revenues of approximately $28.6 million from the sale of Stand-Up(TM) MRI scanners.

     There were approximately $5.1 million in foreign sales revenues for the first nine months of fiscal 2005 as compared to approximately $615,000 in foreign sales revenues for the first nine months of fiscal 2004, representing an increase in foreign sales revenues of 729%. The increase is primarily the result of revenues recognized from two sales in the United Kingdom and one in Switzerland.

     We recognize MRI scanner sales revenues on the "percentage of completion" basis, which means the revenues are recognized as the scanner is manufactured. Revenues recognized in a particular quarter do not necessarily reflect new orders or progress payments made by customers in that quarter. We build the scanner as the customer meets certain benchmarks in its site preparation in order to minimize the time lag between incurring costs of manufacturing and our receipt of the cash progress payments from the customer which are due upon delivery. Consequently, there can be a disparity between the revenues recognized in a fiscal period and the number of product sales. Generally, this results from the revenues from a scanner sale being recognized in a fiscal quarter or quarters following the quarter in which the sale was made. Illustrating this point, the revenue recognition for product sales for the first nine months of fiscal 2005 increased 96.0% from the first nine months of fiscal 2004 ($56.5 million compared to $28.8 million), although there was a decrease in the number of orders of 23.3%: we received orders for 23 Stand-Up MRI scanners during the first nine months of fiscal 2005 as compared to orders for 30 Stand-Up MRI scanners during the first nine months of fiscal 2004.

     Service and repair revenues increased by 84.6%, from $846,000 for the third quarter of fiscal 2004 to $1.6 million for the third quarter of fiscal 2005. License fees and royalties remained constant at $585,000 for the third quarter of fiscal 2004 and fiscal 2005.

     Service and repair revenues increased by 75.9%, from $2.3 million for the first nine months of fiscal 2004 to $4.0 million for the first nine months of fiscal 2005. License fees and royalties decreased by 5.6% from $1.9 million for the first nine months of fiscal 2004 to $1.8 million for the first nine months of fiscal 2005.

     These increases in service revenues are occurring because after the warranty on the MRI scanner expires, the owner will ordinarily enter into a service contract to assure continued coverage.

     Costs related to product sales increased by 43.4% from $7.7 million in the third quarter of fiscal 2004 to $11.0 million in the third quarter of 2005, reflecting the corresponding increase in product sales revenues. Costs related to providing service increased 32.5% from $1.0 million in the third quarter of fiscal 2004 to $1.4 million in the third quarter of 2005.

     Costs related to product sales increased by 100.9% from $17.8 million in the first nine months of fiscal 2004 to $35.7 million in the first nine months of fiscal 2005. Costs related to providing service increased 29.8% from $2.9 million in the first nine months of fiscal 2004 to $3.8 million in the first nine months of fiscal 2005.

     Although the costs related to product sales increased at a slightly higher rate than revenues from product sales, a difference we do not regard as significant, the increase in service and repair revenues increased at a materially higher rate than the costs related to providing service and repairs. Service contract prices are fixed for the term of the contract. We believe that an important factor in keeping service costs down is our ability to monitor the performance of customers' scanners from our facilities in Melville on a daily basis and to detect and repair any irregularities before more serious problems result. We also believe the low cost of providing service reflects the high quality of our products.

     Overall, our operating loss for our medical equipment segment was $160,000 for the third quarter of fiscal 2005 as compared to an operating loss of $949,000 for the third quarter of fiscal 2004, and our operating income for our medical equipment segment was $1.4 million for the first nine months of fiscal 2005 as compared to an operating loss of $7.2 million of fiscal 2004.

     Our gross profit margin for the entire medical equipment segment (as opposed to just product sales) was 36.2% for the third quarter of fiscal 2005, as compared to 35.9% for the third quarter of fiscal 2004, and 36.6% for the first nine months of fiscal 2005 as compared to 37.3% for the first nine months of fiscal 2004.

     HMCA revenues increased in the third quarter of fiscal 2005, by 2.7% to $5.9 million from $5.7 million for the third quarter of fiscal 2004. For the first nine months of fiscal 2005 and fiscal 2004 HMCA revenues were constant at $17.6 million. HMCA is seeking to increase revenues from the MRI facilities by continuing its program of replacing older scanners at the sites we manage with Stand-Up(TM) MRI scanners. We now manage four sites equipped with Stand-Up(TM) MRI scanners, and we are planning to open four new sites with Stand-Up(TM) MRI scanners within the next twelve months, which would bring the total number of facilities with Stand-Up(TM) MRI scanners we manage to eight. During fiscal 2004, HMCA closed one MRI site. The costs involved in closing this site were approximately $37,400. HMCA experienced operating income of $135,000 for the third quarter of fiscal 2005 compared to operating loss of $457,000 for the third quarter of fiscal 2004. For the first nine months of fiscal 2005, HMCA experienced operating income of $730,000 as compared to operating loss of $429,000 for the first nine months of fiscal 2004.

     HMCA cost of revenues for the third quarter of fiscal 2005 increased slightly to $3.7 million as compared to $3.6 million for the third quarter of fiscal 2004. HMCA costs of revenues increased slightly from $10.8 million in the first nine months of fiscal 2004 to $10.9 million in the first nine months of fiscal 2005.

     As our consolidated revenues increased by 30.9% to $25.3 million for the third quarter of fiscal 2005 from $19.4 million for the third quarter of fiscal 2004, the total costs and expenses increased by 22.1% to $25.4 million for the third quarter of fiscal 2005 from $20.8 million for the third quarter of fiscal 2004.

     Selling, general and administrative expenses increased by 13.9% from $6.0 million in the third quarter of fiscal 2004 to $6.8 million in the third quarter of fiscal 2005. This increase was related to expenses incurred in our medical segment related to marketing and customer relations programs, such as participating in a trade show, increased commissions, and an in-house seminar for all owners of Stand-Up MRI scanners and increased professional fees. A portion of the increased professional fees related to the engagement of outside consultants to assist us in preparation of internal documentation in connection with our compliance with Section 404 of the Sarbanes-Oxley Act. In addition we incurred expenses in connection with the defense of non-material litigation.

     Other expenses included the amount we paid in settlement of the litigation.

     These foregoing items were the principal reasons we were unable to achieve profitability in the third quarter of fiscal 2005.

     For the nine months of fiscal 2005 the consolidated revenues increased by 58.1% to $79.9 million from $50.5 million for the first nine months of fiscal 2004. Our total costs and expenses increased 33.8% from $58.2 million for the first nine months of fiscal 2004 to $77.8 million for the first nine months of fiscal 2005. Selling, general and administrative expenses increased by 6.3% from $18.8 million in the first nine months of fiscal 2004 to $20.0 million in the first nine months of fiscal 2005.

     The compensatory element of stock issuances decreased by 23.9% from $3.3 million in the first nine months of fiscal 2004 to $2.5 million in the first nine months of fiscal 2005. This reflected a lesser use of Fonar's stock in lieu of cash to pay employees, consultants and professionals for services.

     Research and development expenses increased by 5.9% to $4.3 million for the first nine months of fiscal 2005 as compared to $4.1 million for the first nine months of fiscal 2004.

     Interest expense in the first nine months of fiscal 2005 decreased by 15.2% to $179,000 from $211,000 for the first nine months of fiscal 2004.

     Inventories increased by 13.1% to $10.8 million at March 31, 2005 as compared to $9.6 million at June 30, 2004 as the Company product sales revenues increased.

     Costs and estimated earnings in excess of billings on uncompleted contracts increased by 270% to $6.7 million at March 31, 2005 from $1.8 million at June 30, 2004. This increase resulted from customers' sites being unprepared for delivery notwithstanding our readiness to ship. Under our sales agreements, certain installments are due on delivery.

     Management fee receivable and accounts receivable increased by 13.2% to $17.7 million at March 31, 2005 from $15.6 million at June 30, 2004, primarily due to increased receivables from the Company's medical equipment segment which includes service contracts on MRI scanners.

     As a result the Company's operating and net income were $2.1 million and $1.4 million, respectively, for the first nine months of fiscal 2005 as compared to operating and net losses of $7.6 million and $8.0 million, respectively, for the first nine months of fiscal 2004.

     The overall trends reflected in the results of operations for the first nine months of fiscal 2005 are an increase in revenues from product sales, as compared to the first nine months of fiscal 2004 ($56.5 million for the first nine months of fiscal 2005 as compared to $28.8 million for the first nine months of fiscal 2004), and an increase in MRI equipment segment revenues relative to HMCA revenues ($62.3 million or 78% from the MRI equipment segment as compared to $17.6 million or 22% from HMCA, for the first nine months of fiscal 2005, as compared to $32.9 million or 65% from the MRI equipment segment and $17.6 million or 35%, from HMCA, for the first nine months of fiscal 2004). In addition, we experienced an increase in unrelated party sales relative to related party sales in our medical equipment product sales ($51.8 million or 92% to unrelated parties and $4.6 million or 8% to related parties for the first nine months of fiscal 2005 as compared to $24.7 million, or 86% to unrelated parties and $4.1 million or 14% to related parties for the first nine months of fiscal 2004). The increase in unrelated party sales reflects the increasing penetration of the marketplace by our Stand-Up(TM) MRI scanners.

     We believe that the continuing trends in our medical equipment division have resulted in improved operating results and a profitable nine months in fiscal 2005. Factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, and unexpected expenditures or the timing of such expenditures, make it impossible to forecast future operating results, or to assure that each individual fiscal quarter will be profitable. Nevertheless, we believe we have been pursuing the correct policies which have resulted in a profit for the first nine months of fiscal year 2005 and should prove successful in improving the Company's operating results and net income.

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

Liquidity and Capital Resources

     Cash, cash equivalents and marketable securities decreased from $20.6 million at June 30, 2004 to $16.9 million at March 31, 2005. Principal uses of cash during the first nine months of fiscal 2005 included capital expenditures for property and equipment of $1.6 million, repayment of borrowings and capital lease obligations in the amount of $5.9 million, capitalized software development costs of $605,000 and capitalized patent and copyright costs of $306,000.

     Marketable securities approximated $10.6 million as at March 31, 2005, as compared to $11.1 million at June 30, 2004. At March 31, 2005, our investments in U.S. Government obligations were $4.7 million, our investments in corporate and government agency bonds were $3.6 million and our investments in certificates of deposit and deposit notes were $2.1 million. The investments made have had the intended effect of maintaining a stable investment portfolio.

     Cash used in operating activities for the first nine months of fiscal 2005 approximated $319,000. Cash used in operating activities was attributable primarily to an increase in accounts receivable of $2.2 million, an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $4.9 million and an increase in other current liabilities of $2.7 million offset primarily by net income of $1.4 million and the issuance of stock for compensation, costs and expenses in the amount of $6.8 million.

     Cash used in investing activities for the first nine months of fiscal 2005 approximated $2.1 million. The principal uses of cash from investing activities during the first nine months of fiscal 2005 consisted of, expenditures for property and equipment of approximately $1.6 million and capitalized software and patent costs of approximately $911,000.

     Cash used in financing activities for the first nine months of fiscal 2005 approximated $679,000. The principal uses of cash in financing activities during the first nine months of fiscal 2005 consisted of repayment of principal on long-term debt and capital lease obligations of approximately $5.9 million and distributions to holders of minority interests of $610,000. The sources of cash from financing activities were net proceeds from exercises of stock options and warrants of $254,000 and restricted cash of $5.5 million.

     The Company's obligations and the periods in which they are scheduled to become due are set forth in the following table:



(000's OMITTED)



                                 Due in
                                  Less         Due          Due          Due
                                  than 1      in 1-3       in 4-5       after 5
Obligation          Total         year         years        years        years
--------------   -----------   ----------   ----------   ----------   ----------

Long-term debt   $      558   $      221    $    337      $  --       $   --

Capital lease
Obligation              290          133         152             5        --

Operating
  Leases             10,289        2,411       4,469         2,269        1,113
                 -----------   ----------   ----------   ----------   ----------
Total cash
Obligations      $   11,137    $   2,765    $  4,958     $   2,301    $   1,113
                 ===========   ==========   ==========   ==========   ==========


     Total liabilities decreased by 31.5% to $23.1 million at March 31, 2005 from $33.7 million at June 30, 2004.

     We experienced a decrease in long-term debt from $720,000 at June 30, 2004 to $494,000 at March 31, 2005, a decrease in billings in excess of cost and estimated earnings on uncompleted contracts from $2.9 million at June 30, 2004 to $842,000 at March 31, 2005 an increase in accounts payable from $5.4 million at June 30, 2004 to $6.1 million at March 31, 2005, a decrease in customer advances from $7.8 million at June 30, 2004 to $3.6 million at March 31, 2005 and an increase in other current liabilities from $10.0 million at June 30, 2004 to $10.9 million at March 31, 2005.

     As of March 31, 2005, the obligations of approximately $10.9 million in other current liabilities included deferred revenue from license fees of $585,000, unearned revenue on service contracts of $3.6 million, accrued salaries and payroll taxes of $1.7 million and excise and sales taxes of $2.4 million.

     Our working capital approximated $32.4 million as of March 31, 2005, as compared to working capital of $22.6 million as of June 30, 2004, increasing by 43.4%. This results principally from an increase in accounts receivable of $2.1 million ($15.6 million at June 30, 2004 as compared to $17.7 million at March 31, 2005), along with a decrease of customer advances of $4.2 million ($7.8 million at June 30, 2004 as compared to $3.6 million at March 31, 2005). Accounts receivable increased from $15.6 million as at June 30, 2004 to $17.7 million as at March 31, 2005 due to increased receivables from the Company's medical equipment segment and in particular, an increase of approximately $1.4 million in accounts receivable from service contracts on MRI scanners along with an increase in our physician and diagnostic management services segment of $612,000.

     With respect to current liabilities, the current portion of long-term debt decreased from $6.0 million at June 30, 2004 to $354,000 at March 31, 2005, and billings in excess of costs and estimated earnings on uncompleted contracts decreased from $2.9 million at June 30, 2004 to $842,000 at March 31, 2005. Customer advances decreased from $7.8 million at June 30, 2004 to $3.6 million at March 31, 2005 and accounts payable increased from $5.4 million at June 30, 2004 to $6.1 million at March 31, 2005.

     The decrease in current portion of long-term debt resulted from payment of our $5.5 million line of credit loan which also was reflected in the reduction of the restricted cash securing that loan from $5.5 million at June 30, 2004 to $0 at March 21, 2005.

     The aggregate decrease in customer advances and billings in excess of costs and estimated earnings on uncompleted contracts reflects the Company's progress in filling its backlog of orders, which also translates into an increase in recognized revenues. A portion of this increase in revenues has resulted in an increase in our costs and estimated earnings from $1.8 million at June 30, 2004 to $6.7 million at March 31, 2005. The increase in accounts payable resulted from the purchase of parts to manufacture the scanners.

     In order to conserve our capital resources, we have issued common stock under our stock bonus and stock option plans to compensate employees and non-employees for services rendered. In the first nine months of fiscal 2005, the compensatory element of stock issuances was $2.5 million as compared to $3.3 million for the first nine months of fiscal 2004. Utilization of equity in lieu of cash compensation has improved our liquidity since it increases cash available for other expenditures.

     The foregoing trends in Fonar's capital resources are expected to improve as Fonar's MRI scanner products gain wider market acceptance and produce increased product sales.

     Fonar has not committed to making additional capital expenditures in the 2005 fiscal year other than its intention to continue research and development expenditures at current levels. HMCA also expects to incur capital expenditures of approximately $1.2 million to acquire premises and to construct and furnish four new Stand-Up(TM) MRI facilities, which would bring the total number of Stand-Up(TM) MRI facilities managed by HMCA to eight.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our investments are in fixed rate instruments. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by us at March 31, 2005.


                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE

                                   Investments        Weighted
                      Year of     in Fixed Rate       Average
                      Maturity     Instruments     Interest Rate
                      --------    -------------    -------------
                      3/31/06      $ 4,328,488         1.50%
                      3/31/07        1,098,982         3.55%
                      3/31/08        1,350,000         3.20%
                      3/31/09        1,400,000         3.31%
                      3/31/10        2,144,499         2.88%
                      3/31/11          200,000         3.92%
                      3/31/14          100,000         4.14%
                                  -------------
                      Total:       $10,621,969
                                  =============
                      Fair Value
                      at 3/31/05   $10,452,430
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

     The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, the principal executive and acting principal financial officer of the Company concluded that disclosure controls and procedures were effective.

(b)  Change in internal controls.

     The Company made no significant changes during the three months ended March 31, 2005 in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the principal executive and acting principal financial officer.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings: There were no material changes in litigation for the first nine months of fiscal 2005.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Submission of Matters to a Vote of Security Holders: None

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K: 8-K (earnings press release) filed on

                                        September 16, 2004 8-K  (earnings  press
                                        release)   filed  on  November  9,  2004
                                        Exhibit 31.1  Certification See Exhibits
                                        Exhibit 32.1  Certification See Exhibits
                                        8-K (earnings press release) filed on February 9, 2005

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

Dated:   May 10, 2005