Form 10-K/A
period 2004-06-30
FONAR CORP
filed 2005-06-24
CIK 355019

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

DOCUMENTS INCORPORATED BY REFERENCE
None

REASON FOR AMENDMENT

FONAR Corporation is amending its 10-K to change the language contained in Item 9A, Controls and Procedures, in accordance with comments made by the Securities and Exchange Commission, to clarify the conclusions reached regarding the effectiveness of our disclosure controls and procedures and to state whether there were any changes in our internal controls.

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

Critical Accounting Policies
-----------------------------

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

Discussion of Operating Results of Medical Equipment Segment
Fiscal 2004 Compared to Fiscal 2003
-------------------------------------------------------------

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

Discussion of Consolidated Results of Operations
Fiscal 2004 Compared to Fiscal 2003
-------------------------------------------------

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

Discussion of Operating Results of Medical Equipment Segment
Fiscal 2003 Compared to Fiscal 2002
-------------------------------------------------------------

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

Discussion of Operating Results of Physician Management Services Segment. Fiscal 2003 Compared to Fiscal 2002
--------------------------------------------------------------------------

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

Discontinued Operations - Fiscal 2003 Compared to Fiscal 2002
--------------------------------------------------------------

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

Discussion of Consolidated Results of Operations.
Fiscal 2003 Compared to Fiscal 2002
--------------------------------------------------

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

Our obligations and the periods in which they are scheduled to become due are set forth in the following table:

                                  Due in
                                    Less       Due         Due         Due
                                   than 1     in 1-3      in 4-5     after 5
Obligation            Total        Years       years      years       years
-----------         -----------  ----------  ----------  ----------  ----------
Long-term debt     $ 6,245,388  $5,742,570  $  461,078  $   41,740  $     -

Capital lease
Obligation             457,105     240,421     127,355      86,435       2,894

Employment Contract
Obligations          2,083,334     500,000   1,500,000      83,334        -

Operating
  leases            12,899,484   2,685,922   5,041,273   3,651,311   1,520,978
                   -----------  ----------  ----------  ----------  ----------
Total cash
Obligations        $21,685,311  $9,168,913  $7,129,706  $3,862,820  $1,523,872
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

Principles of Consolidation
----------------------------

The consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
-----------------

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

Investment in Marketable Securities
------------------------------------

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

Inventories
------------

Inventories consist of purchased parts, components and supplies, as well as work-in-process, and are stated at the lower of cost determined on the first-in, first-out method or market.

Property and Equipment
-----------------------

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

Management Agreements
----------------------

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

Other Intangible Assets
------------------------

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

Long-Lived Assets
------------------

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

Revenue Recognition
--------------------

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

Research and Development Costs
-------------------------------

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

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs
------------------

Advertising costs are expensed as incurred.

Shipping Costs
---------------

The Company's shipping and handling costs are included under costs related to product sales.

Income Taxes
-------------

Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Customer Advances
------------------

Cash advances and progress payments received on sales orders are reflected as customer advances until such time as revenue recognition begins.

Minority Interest
------------------

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

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share
------------------------------------------------------------------------------

The Company has various stock-based employee compensation plans, which are more fully described in Note 11. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2004


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share (Continued)
------------------------------------------------------------------------------

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
                                             ======        ======        ======

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share (Continued)
------------------------------------------------------------------------------

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

Cash and Cash Equivalents
--------------------------

The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents.

Concentration of Credit Risk
-----------------------------

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

Fair Value of Financial Instruments
------------------------------------

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

Fair Value of Financial Instruments (Continued)
-----------------------------------------------

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

Comprehensive Income (Loss)
----------------------------

Comprehensive  income (loss)  generally  includes all changes in equity during a
period,   except  those   resulting  from   investments  by   stockholders   and
distributions to stockholders.

Recent Accounting Pronouncement
--------------------------------

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

Reclassifications
------------------

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

Impairment Loss and Sale of Management Company - A&A Services, Inc.
--------------------------------------------------------------------

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

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2004


NOTE 3 - MANAGEMENT AGREEMENTS (Continued)

Impairment Loss and Sale of Management Company - A&A Services, Inc. (Continued)
--------------------------------------------------------------------------------

On April 8, 2003, the Company's wholly-owned subsidiary, HMCA, sold all of its issued and outstanding stock of A&A Services, Inc. (see Note 22).

Impairment Loss - Central Health Care Management Services, Inc.
----------------------------------------------------------------

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

Unaudited Financial Information of Unconsolidated Managed Medical Practices
----------------------------------------------------------------------------

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

The estimated amortization of patents and copyrights and capitalized software development costs for the five years ending June 30, 2009 is as follows:

                                                                    Capitalized
                                                                     Software
 For the Years                                        Patents and   Development
Ending June 30,                            Total      Copyrights       Costs
----------------                         ----------    -----------   -----------

     2005                               $  749,468    $  106,965    $  642,503
     2006                                  674,410       120,402       554,008
     2007                                  549,332       141,166       408,166
     2008                                  493,930       152,415       341,515
     2009                                  294,001       143,257       150,744
                                        ----------    ----------    ----------
                                        $2,761,141    $  664,205    $2,096,936
                                        ==========    ==========    ==========

The weighted average amortization period for other intangible assets is 9.3 years.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2004


NOTE 11 - CAPITAL STOCK

Common Stock
-------------

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

Class B Common Stock
---------------------

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. There were 4,153 of such shares outstanding at June 30, 2004 and 2003.

Class C Common Stock
---------------------

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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2004


NOTE 11 - CAPITAL STOCK (Continued)

Class A Non-Voting Preferred Stock
-----------------------------------

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

Options
--------

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

Options (Continued)
--------

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

Options (Continued)
--------

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

Options (Continued)
--------
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

Stock Bonus Plans
------------------

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

Warrants
---------

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

Warrants (Continued)
---------

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
                                           ----------
                                           $6,702,493
                                           ==========

Modification of Notes Payable
------------------------------

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE 13 - CONVERTIBLE DEBENTURES

Pursuant to a securities purchase agreement, dated May 24, 2001, between the Company and an investor group, the Company issued and sold to the investor group:

-- 4% convertible debentures due June 30, 2002 in the aggregate principal amount of $4.5 million, convertible into shares of the Company's common stock at a conversion price of $2.047 per share, subject to adjustment.

-- Purchase warrants to the investor group to purchase an aggregate of 659,501 shares of the Company's common stock at an initial exercise price of $1.801 per share, subject to adjustment, exercisable through May 24, 2006 (Note 11).

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

Leases
-------

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

License Agreements and Self-Insurance
--------------------------------------

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

Employment Agreements
----------------------

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

Employee Benefit Plans
-----------------------

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

Litigation
-----------

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

Non-Cash Transactions
----------------------

--    During the year ended June 30, 2004:

a)   The Company acquired equipment of $276,852 under capital lease obligations.

b) The Company issued 264,840 shares of its common stock, valued at $276,885, to various employees in connection with the issuance of notes and loans receivable pursuant to various exercises of stock options.

--    During the year ended June 30, 2003:

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

--    During the year ended June 30, 2002:

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
------------
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
------------
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
------------

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


Export Product Sales
---------------------

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

Foreign Service and Repair Fees
--------------------------------

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
                                                     ============

                    FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2004


NOTE 23 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following represents a summary of allowance for doubtful accounts for the years ended June 30, 2004, 2003 and 2002, respectively:

                                      Balance                                      Balance
Description                        June 30, 2003     Additions      Deductions   June 30, 2004
 -----------                        -------------  ---------------  ------------  -------------

Receivables from equipment sales
  and service contracts            $    442,437      (1)$  25,553    $     -     $    467,990
Receivables from equipment sales
  and service contracts - related
  parties                               694,655              -     (1)   39,092       655,563
Receivables from related medical
  Practices                           1,296,390   (1),(2) 578,000          -        1,874,390
Advance and notes to related
  Parties                               446,035                    (1)   81,244       364,791

                                       Balance                                      Balance
Description                         June 30, 2002     Additions      Deductions   June 30, 2003
------------                        -------------  ---------------  ------------  -------------
Receivables from equipment sales
  and service contracts             $   382,437   (1)$     60,000     $    -     $    442,437
Receivables from equipment sales
  and service contracts - related
  parties                               694,655              -             -          694,655
Receivables from related medical
  Practices                           1,096,390           200,000          -        1,296,390
Advance and notes to related
  Parties                               366,035            80,000          -          446,035

                                      Balance                                       Balance
Description                        June 30, 2001     Additions      Deductions   June 30, 2002
------------                        -------------  ---------------  ------------  -------------
Receivables from equipment sales
  and service contracts             $   338,676   (1)$     43,761     $    -      $   382,437
Receivables from equipment sales
  and service contracts - related
  parties                               694,655              -             -          694,655
Receivables from related medical
  Practices                             538,297           558,093          -        1,096,390
Advance and notes to related
  Parties                               316,035   (1)      50,000          -          366,035


(1) Included in provision for bad debts.

(2) Excludes bad debt recoveries of $152,220.

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2004


NOTE 24 - SUBSEQUENT EVENT

Issuances of Common Stock
--------------------------

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

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation of the design and operation of our disclosure controls and procedures. Based upon that evaluation and the weakness described below, our principal executive and acting principal financial officer concluded that as of the end of the period covered by the annual report on Form 10-K our disclosure controls and procedures were not effective.

In performing their audit of our consolidated financial statements for the year ended June 30, 2004, our independent registered public accounting firm noted that certain royalties under a patent license and certain other expenses had not been accrued during the first three quarters. This was corrected through appropriate adjustments and our internal procedures and controls were subsequently modified to assure that such accruals will be made on an ongoing basis.

Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the year ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

I.  SUMMARY COMPENSATION TABLE
                                                    Long Term Compensation
                                             -----------------------------------
            Annual Compensation                   Awards             Payouts
-------------------------------------------  ------------------  ---------------
  (a)       (b)     (c)       (d)   (e)         (f)       (g)     (h)     (i)
  Name                             Other                                   All
  and                              Annual    Restricted                   Other
Principal                          Compen-    Stock     Options   LTIP   Compen-
Position           Salary    Bonus sation    Award(s)    SARs    Payouts sation
   2       Year     ($)       ($)   ($)      ($)          (#)      ($)    ($)
----------  ----  ----------  ----- -------  ---------- -------  ------- -------
Raymond V.  2004  $86,799.99    -      -           -        -        -       -
Damadian,   2003  $86,799.98    -      -           -        -        -       -
CEO         2002  $86,799.96    -      -           -        -        -       -
----------  ----  ----------  ----- -------  ---------- -------  ------- -------

II.  OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                               Potential
                                                               Realizable
                                                               Value at Assumed
                                                               Annual Rates of    Alternative
                                                               Stock Price        to (f) and
                                                               Appreciation for   (g): Grant
                   Individual Grants                           Option Term        Date  Value
------------------------------------------------------------    ----------------   -----------
    (a)         (b)         (c)          (d)         (e)          (f)      (g)         (h)
                        % of Total
                        Options/
                         SARs
             Options/   Granted to   Excercise
                SARs     Employees       or                                       Grant Date
              Granted   in Fiscal    Base Price   Expiration                      Present
Name          (#)        Year         ($/Sh)         Date       5% ($)  10% ($)   Value $
-----------   --------   ----------   ----------   ----------   -------  -------   ----------
Raymond V.
Damadian,           0         -             -           -         -        -            -
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

                                            Exercisable/   Exercisable/
                                            Unexercisable  Unexercisable

----------  ---------------  --------------  -------------  --------------------

Raymond V.               0            -                 0                 -
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

Name and Address of           Shares            Percent
Beneficial Owner (1)     Beneficially Owned    of Class

Raymond V. Damadian, M.D.
c/o FONAR Corporation
Melville, New York
 Director, President
 CEO, 5% + Stockholder
    Common Stock            2,488,274             2.50%
    Class C Stock           9,561,174            99.98%
    Class A Preferred         477,328             6.09%

Claudette Chan
Director
    Common Stock                2,648               *
    Class A Preferred             800               *

Robert J. Janoff
Director
    Common Stock               80,000               *
    Class A Preferred           1,999               *

Charles N. O'Data
Director
    Common Stock                  700               *

All Officers and Directors
as a Group (5 persons) (2) (3)
    Common Stock            2,588,843             2.60%
    Class C Stock           9,561,174            99.98%
    Class A Preferred         480,165             6.13%
----------------------------
*   Less than one percent

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

Dated:  June 24, 2005

                               By: /s/ Raymond Damadian
                               Raymond V. Damadian, President

Pursuant to the requirements of the Securities Exchange Act of 1934,this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                    Title                    Date

/s/ Raymond Damadian        Chairman of the           June 24, 2005
Raymond V. Damadian         Board of Directors,
                            President, Director
                            Principal Executive
                            Officer and Acting
                            Principal Financial
                            Officer)

/s/ Claudette J.V. Chan     Director                  June 24, 2005
Claudette J.V. Chan


/s/ Robert J. Janoff        Director                  June 24, 2005
Robert J. Janoff

/s/ Charles N. O'Data       Director                  June 24, 2005
Charles N. O'Data


Robert Djerejian            Director