Form 10-Q/A
period 2004-12-31
FONAR CORP
filed 2005-06-24
CIK 355019

FORM 10-Q/A

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

REASON FOR AMENDMENT

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

FONAR CORPORATION AND SUBSIDIARIES

REASON FOR AMENDMENT

Fonar Corporation is amending this 10-Q to change the language contained in Part I, Item 4, in accordance with comments made by the Securities and Exchange Commission, to revise the language relating to our conclusions as to the effectiveness of our financial controls.

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

Dated:   June 24, 2005