Form 10-Q/A
period 2004-12-31
FONAR CORP
filed 2005-06-28
CIK 355019

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

     The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, the principal executive and acting principal financial officer of the Company concluded that disclosure controls and procedures were effective as of the end of the period covered by the report.

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

Dated:   June 28, 2005