Form 10-K
period 2005-06-30
FONAR CORP
filed 2005-09-28
CIK 355019

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
           ---------------------------------------------------------

                                   FORM 10-K
                                 -------------

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                    For the fiscal year ended June 30, 2005

                                       OR

[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934 [No Fee Required]
         For the transition period from ------------- to -------------

                          Commission File No. 0-10248
                          ---------------------------

                               FONAR CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                 11-2464137
     ------------------------           -----------------------------------
     (State of incorporation)           (IRS Employer Identification Number)


            110 Marcus Drive, Melville, New York              11747
          ----------------------------------------         ----------
          (Address of principal executive offices)         (Zip Code)

                                 (631) 694-2929
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

Securities registered  pursuant to Section 12(g) of the Act:
Common Stock, par value $.0001 per share (Title of Class)
--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X___      No _______

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K, {section}229.405 of this Chapter, is not contained, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to the Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer, as defined in Rule 12b-2 of the Act.
Yes [X} No {}

As of September 1, 2005, 107,286,210 shares of Common Stock, 3,953 shares of Class B Common Stock, 9,562,824 shares of Class C Common Stock and 7,836,287 shares of Class A Non-voting Preferred Stock of the registrant were outstanding. The aggregate market value of the approximately 104.7 million shares of Common Stock held by non-affiliates as of such date based on the closing price per share on September 1, 2005 as reported on the NASDAQ System, was approximately $115.2 million. The other outstanding classes do not have a readily determinable market value.

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

Fonar's iron frame technology made FONAR the originator of "open" MRI scanners. We introduced the first "open" MRI in 1980. Since that time we have concentrated on further application of our "open" MRI, introducing most recently the Stand-Up(TM) (also referred to as "Upright(TM)" Brand MRI scanner) and the Fonar 360(TM) MRI scanner.

The product we are now most vigorously promoting is our Stand-Up(TM)/Upright(TM) MRI. The Stand-Up(TM)/Upright(TM) MRI is unique in the industry in that it allows patients to be scanned in a fully weight-bearing condition, such as standing, sitting or bending in any position that causes symptoms. This means that an abnormality or injury, such as a slipped disk can be visualized where it may not be visualized with the patient lying down. We are introducing the name "Upright(TM)" as an alternative to "Stand-UP(TM)" because of the multiplicity of positions in which the patient may be scanned where the patient is not standing.

Health Management Corporation of America, formerly U.S. Health Management Corporation, which we sometimes refer to as "HMCA", was formed by Fonar in March 1997 as a wholly-owned subsidiary in order to enable us to expand into the business of providing comprehensive management services to medical providers. HMCA provides management services, administrative services, office space, equipment, repair, maintenance service and clerical and other non-medical personnel to physicians and other medical providers, including diagnostic imaging centers. Since July 28, 2005, following the end of fiscal 2005, HMCA has been providing its services solely to diagnostic imaging centers.

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

RECENT DEVELOPMENTS AND OVERVIEW.

Our products and works-in-progress are intended to significantly improve our competitive position. Our current products are the Stand-Up(TM)/Upright(TM) MRI and the Fonar 360(TM).

The Stand-Up(TM)/Upright(TM) MRI permits, for the first time, MRI diagnoses to be made in the weight-bearing state. The Stand-Up(TM) MRI is the only MRI scanner which allows patients to be scanned while standing, sitting or reclining, either horizontally or at an angle. This means that an abnormality or injury, such as a slipped disk, will be able to be scanned under full weight-bearing conditions and, more often than not, in the position in which the patient experiences pain. An elevator built into the floor brings the patients to the desired height in the scanner. An adjustable bed allows the patients to stand, sit or lie on their backs, sides or stomachs at any angle. The Stand-Up(TM) MRI may also be useful for MRI guided interventional procedures.

We are vigorously promoting sales of the Stand-Up(TM) MRI which we regard as our most promising product. The market for the Stand-Up(TM) shows strong progress. During the fiscal year ended June 30, 2005, we received orders for 30 Stand-Up(TM) MRI scanners as compared to 39 for the fiscal year ended June 30, 2004. Revenues recognized from the sale of Stand-Up(TM) MRI scanners increased in fiscal 2005 by 68% over fiscal 2004 from approximately $42.7 million in fiscal 2004 to approximately $71.7 million in fiscal 2005, following a 76% increase from fiscal 2003 to fiscal 2004, when revenues from the sale of Stand-Up(TM) MRI scanners increased from $24.3 million to $42.7 million in fiscal 2004. The following chart shows the revenues attributable to our different model scanners for the fiscal years ended June 30, 2004 and June 30, 2005. Note that we recognize revenue on a percentage of completion basis. Accordingly, revenue is recognized as each sub-assembly of a scanner is manufactured. Consequently the revenues for a fiscal period do not necessarily relate to orders placed in that period.

     Model                               Revenues Recognized
                                 -----------------------------------
                                 Fiscal 2004             Fiscal 2005
                                 -----------             -----------
     Stand-Up(TM)(Upright(TM))   $42,668,377             $71,666,053
     Fonar 360(TM)                         0                 764,031
     QUAD(TM)                              0                       0
     Echo(TM)                              0                       0
     Beta(TM) (used)             $         0             $         0

The Fonar 360(TM) includes the Open Sky(TM) MRI. We received our first order for a Fonar 360(TM) scanner in August 2004, which is in the first quarter of fiscal 2005. The magnet frame is incorporated into the floor, ceiling and sidewalls of the scan room and is open. Consequently, physicians and family members can walk inside the magnet to approach the patient. The Open Sky(TM) version of the Fonar 360(TM) is decoratively designed so that it is incorporated into the panoramic landscape that decorates the walls of the scan room. The ability of the Fonar 360(TM) to give physicians direct 360 degree access to patients and the availability of MRI compatible interventional instruments such as needles, catheters, probes, scalpels and forceps, will also enable the Fonar 360(TM) to be used for image guided interventions.

Our  earlier  primary product, the QUAD(TM) MR scanner, utilized a electromagnet
and was accessible  from  four  sides.   The  QUAD(TM)  was the first "open" MRI
scanner at high field.

FONAR has an internal sales force of approximately 20 persons, concentrating on domestic sales. We continue to use manufacturer's representatives and distributors for our foreign sales efforts. We have also expanded our website to a full-scale interactive product information desk for reaching new customers and assisting existing customers.

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

HMCA currently is managing 11 diagnostic imaging centers located principally in New York and Florida. During 2005 HMCA also managed six physical therapy and rehabilitation practices located in New York. HMCA sold the portion of its business engaged in the management of physical therapy and rehabilitation practices in July of 2005.

PRODUCTS

Fonar's principal products are the Stand-Up(TM)/Upright(TM) MRI and the Fonar 360(TM).

The Stand-Up(TM) MRI/Upright(TM) MRI is a whole-body open MRI system that enables positional MRI (pMRI(TM)) applications, such as weight-bearing MRI studies. Operating at a magnetic field strength of 0.6 Tesla, the scanner is a powerful, diagnostically versatile and cost-effective open MRI that provides a broad range of clinical capabilities and a complete set of imaging protocols.

Patients can be scanned standing, bending, sitting, upright at an intermediate angle or in any of the conventional recumbent positions. This multi-positional MRI system accommodates an unrestricted range of motion for flexion, extension, lateral bending, and rotation studies of the cervical (upper) and lumbar (lower) spine. Previously difficult patient scanning positions can be achieved using the system's MRI-compatible, three-dimensional, motorized patient handling system. Patients, lying horizontally, are placed into the magnet in the conventional manner. The system's lift and tilt functions then deliver the targeted anatomical region to the center of the magnet.
The ceiling and floor are recessed to accommodate the full vertical travel of the table. True image orientation is assured, regardless of the rotation angle, via computer read-back of the table's position. Spines and extremities can be scanned in weight-bearing states; brains can be scanned with patients either standing or sitting.

The Stand-Up(TM) MRI/Upright(TM) is exceptionally open, making it the most non-claustrophobic whole-body MRI scanner. Patients can walk into the magnet, stand or sit for their scans and then walk out. From the patient's point of view, the magnet's front-open and top-open design provides an unprecedented degree of comfort because the scanner allows the patient an unobstructed view of the scanner room from inside the magnet, and there is nothing in front of one's face or over one's head. The only thing in front of the patient's face during the scan is a very large (42") panoramic TV (included with the scanner) mounted on the wall. The bed is tilted back five degrees to stabilize a standing patient. Special coil fixtures, a patient seat, Velcro straps, and transpolar stabilizing bars are available to keep the patient comfortable and motionless throughout the scanning process.

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

The Fonar 360(TM) is presently marketed as a diagnostic scanner and is sometimes referred to as the Open Sky(TM) MRI. In its Open Sky(TM) capacity, the Fonar 360(TM) serves as an open patient-friendly scanner which allows 360 access to the patient on the scanner bed.

To optimize the patient-friendly character of the Open Sky(TM) MRI, the walls, floor, ceiling and magnet poles are decorated with landscape murals. The patient gap is twenty inches and the magnetic field strength, like that of Fonar's earlier QUAD(TM) MRI scanner, is 0.6 Tesla.

We also expect to enable the Fonar 360(TM) to function as an MRI guided interventional scanner, for the purpose of performing intra-operative, interventional and therapeutic procedures with MR compatible instrumentation. In this capacity, the enlarged room sized magnet and 360 degree access to the patient afforded by the Fonar 360(TM) would permit full-fledged support teams to walk into the magnet and perform MRI guided interventions on the patient inside the magnet. Most importantly, the exceptional quality of the MRI image and its exceptional capacity to exhibit tissue detail on the image, by virtue of the nuclear resonance signal's extraordinary capacity to create image contrast, can then be obtained real time to guide the physician during the MRI guided intervention. Thus MRI compatible instruments, needles, catheters, endoscopes and the like can be introduced directly into the human body and guided to the malignant lesion or other pathology by means of the MRI image. Surgically inoperable lesions could be accessed through MRI guided catheters and needles making it possible to deliver the treatment agent directly to the targeted tissue.

It should be noted that these procedures have not yet been performed in the scanner, although the work necessary to enable the Fonar 360(TM) to function in this capacity is almost completed.

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

The presence of the MRI image during treatment will would enable the operator to make assessments during treatment whether the treatment is being effective.

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

MRI directed interventions are made possible by the scanners' ability to supply images to a monitor positioned next to the patient, enabling the operator to view in process an interventional procedure from an unlimited number of angles. The openness of Fonar's scanners would enable a physician to perform a wide range of interventional procedures inside the magnet.

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

During fiscal 2005, sales of our Stand-Up(TM) MRI scanners accounted for approximately 68.3% of our total revenues and 88.2% of our medical equipment revenues, as compared to 59.6% of total revenues and 87.7% of medical equipment revenues in fiscal 2004 and 45.9% of total revenues and 81.1% of medical equipment revenues in fiscal 2003. This dramatic increase shows the market penetration being achieved by the Stand-Up(TM) MRI scanner and our successful reemphasis on new product development and scanner sales.

During fiscal 2005 and 2004, no medical equipment sales revenues were derived from sales of Beta(TM) scanners. During fiscal 2003, less than 1% of both total revenues and medical equipment revenues were derived from the sale of a refurbished Beta(TM) scanner. The Beta(TM) is an older model scanner which we do not manufacture any longer. Nevertheless, we can refurbish and sell used Beta(TM) scanners where there is a demand for it.

During fiscal 2005, sales of our Fonar 360(TM) scanner accounted for 0.7% of total revenues and 0.9% of medical equipment revenues. During fiscal 2004 sales of our Fonar 360(TM) scanner accounted for none of our revenues. In the first quarter of fiscal 2005 we sold the first Fonar 360(TM), to a hospital in England. Our principal selling, marketing and advertising efforts have in the past two years focused on the Stand-Up(TM) MRI, which we believe is a particularly unique product, being the only MRI scanner which is both open and allows for weight bearing imaging. Since we perceive that the Stand-Up(TM) MRI is successfully penetrating the market and has enabled us to achieve profitability in fiscal 2005, we expect to continue our focus on the Stand-Up(TM) MRI in the immediate future. Following completion of the installation of the first 360(TM) MRI, we are optimistic that Fonar 360(TM) and our other products and works in progress will also contribute materially to increased product sales.

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

PRODUCT MARKETING

The principal markets for the Company's scanners are private scanning centers and hospitals.

Fonar's internal sales force is approximately 20 persons. Our internal sales force handles the domestic market while we continue to use independent manufacturer's representatives and distributors for foreign markets. In addition to its internal domestic sales force, Fonar and General Electric Medical Systems, a division of General Electric Company, have entered into an arrangement pursuant to which General Electric Medical Systems acts as independent manufacturer's representative for Fonar's Stand-Up(TM) MRI scanner in the domestic market as well.

In addition, Fonar's website includes an interactive product information desk for reaching customers. We plan to commence a program for providing demonstrations of our products to potential customers on an international basis. FONAR has exhibited its new products at the annual meeting of the Radiological Society of North America ("RSNA") in Chicago since November 1995 and plans to attend the RSNA meeting in November 2005 and future years. The RSNA meeting is attended by radiologists from all over the world. Most manufacturers of MRI scanners regularly exhibit at this meeting.

FONAR has targeted orthopedic surgeons and neurosurgeons, particularly spine surgeons, as important markets for the Stand-Up(TM)/Upright MRI(TM). Accordingly, FONAR has regularly exhibited at the annual meetings of The American Academy of Orthopaedic Surgeons (AAOS) since 2003; the North American Spine Society (NASS) since 2004; the American Association of Neurological Surgeons (AANS) since 2004; and the Congress of Neurological Surgeons (CNS) since 2004.

We are directing our MRI marketing efforts to meet the demand for high field open MRI scanners. Fonar plans to devote its principal efforts to marketing the Stand-Up(TM) MRI, which is the only scanner in the industry that has the unique capability of scanning patients under weight-bearing conditions and in various positions of pain or other symptoms. In addition we will continue to market our Fonar 360(TM) MRI scanners. In August 2004, FONAR sold its first Fonar 360(TM) scanner, to a hospital in England. Utilizing a 6000 gauss (0.6 Tesla field strength) iron core electromagnet, the Stand-Up(TM) MRI and Fonar 360(TM) scanner magnets are among the highest field "open MRI" scanners in the industry.

We also will seek to introduce new MRI applications for our scanners such as MRI-directed interventions.

Our areas of operations are principally in the United States. During the fiscal year ended June 30, 2005, 7.1% of the Company's revenues were generated by foreign sales, as compared to 1.2% and 3.0% for fiscal 2004 and 2003, respectively.

We  are  seeking to promote foreign sales and  have  sold  scanners  in  various
foreign countries.   Foreign  sales,  however,  have  not  yet  proved  to  be a significant source of revenue.

SERVICE AND UPGRADES FOR MRI SCANNERS

Our customer base of installed scanners has been and will continue to be an additional source of income, independent of direct sales.

Income is generated from the installed base in two principal areas namely, service and upgrades. Service and maintenance revenues from our external installed base were approximately $2.5 million in fiscal 2003, $3.2 million in fiscal 2004 and $5.8 million in fiscal 2005.

We anticipate that our new scanners will result in upgrades income in future fiscal years. The potential for upgrades income, particularly in the form of new patient supporting upright imaging fixtures and receiver coils, originates in the versatility and productivity of the new Upright Imaging(TM) technology. New medical uses for MRI technology are constantly being discovered and are anticipated for the Upright Imaging(TM) technology as well. New features can often be added to the scanner by the implementation of little more than versatile new software packages. For example, software can be added to existing MRI angiography applications to synchronize angiograms with the cardiac cycle. By doing so the dynamics of blood vessel filling and emptying can be visualized with movies. Such enhancements are attractive to end users because they extend the useful life of the equipment and enable the user to avoid obsolescence and the expense of having to purchase new equipment. At the present time, however, upgrade revenue is not significant. We had upgrade revenues of approximately $206,000 in fiscal 2003, and no upgrade revenue in fiscal 2004. We had upgrade revenues of approximately $40,000 in fiscal 2005.

Service and upgrade revenues are expected to increase as sales of scanners and the size of the customer base increases.

RESEARCH AND DEVELOPMENT

During the fiscal year ended June 30, 2005, we incurred expenditures of $6,752,755, $745,994 of which was capitalized, on research and development, as compared to $6,079,797, $588,735 of which was capitalized and $5,955,667, $791,216 of which was capitalized, during the fiscal years ended June 30, 2004 and June 30, 2003, respectively.

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

BACKLOG

Our backlog of unfilled orders at July 1, 2005 was approximately $13.1 million, as compared to $40.7 million at July 1, 2004. Of these amounts, approximately $1.7 million and $7.8 million had been paid to FONAR as customer advances as at July 1, 2005 and July 1, 2004, respectively. Of the backlog amounts at July 1, 2005 and July 1, 2004, $103,000 and $234,000, respectively, represented orders from related parties. It is expected that the existing backlog of orders will be filled within the current fiscal year. Our contracts generally provide that if a customer cancels an order, the customer's initial down payment for the MRI scanner is nonrefundable.

PATENTS AND LICENSES

We currently have numerous patents in effect which relate to the technology and components of the MRI scanners.

We believe that these patents, and the know-how it has developed, are material to its business.

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

We have significantly enhanced our patent position within the industry and now possesses a substantial patent portfolio which provides us, under the aegis of United States patent law, "the exclusive right to make, use and sell" many of the scanner features which FONAR pioneered and which are now incorporated in most MRI scanners sold by the industry. The Company has 107 patents issued and approximately 60 patents pending. A number of Fonar's existing patents specifically relate to protecting Fonar's position in the high-field iron frame open MRI market. The patents further enhance Dr. Damadian's pioneer patent, the 1974 Patent, that initiated the MRI industry and provided the original invention of MRI scanning. The 107 issued patents extend to various times up to 2022.

We have a license agreement granting us a license to utilize the MRI technology covered by the existing patent portfolio of a patent holding company. We also have patent cross-licensing agreements with other MRI manufacturers.

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

The Fonar 360(TM) scanner explicitly addresses this growing market reception of MRI guided interventions, and the first of these scanners was recently sold to a hospital in England. Fonar's Stand-Up(TM) magnet also addresses the growing market reception of MRI guided interventions. Although not enabling a full interventional theater as the Fonar 360(TM) does, the iron frame Stand-Up(TM) MRI design permits ready access to the patient and enables a wide range of interventional procedures such as biopsies and needle or catheter delivered therapies to be performed under MRI image guidance. The "tunnel" air core superconductive scanners do not permit access to the patient while the patient is inside the scanner.

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


HEALTH MANAGEMENT CORPORATION OF AMERICA
PHYSICIAN AND DIAGNOSTIC SERVICES MANAGEMENT BUSINESS

Health Management Corporation of America, formerly known as U.S. Health Management Corporation and referred to as "HMCA", was organized by us in March 1997. HMCA is a wholly-owned subsidiary which engages in the business of providing comprehensive management services to imaging facilities. The services we provide include development, administration, leasing of office space, facilities and medical equipment, provision of supplies, staffing and supervision of non-medical personnel, legal services, accounting, billing and collection and the development and implementation of practice growth and marketing strategies.

HMCA currently manages 11 MRI facilities. In April 2003, HMCA sold the portion of its business which managed primary care medical practices, and in July 2005, HMCA sold the portion of its business engaged in the management of physical therapy and rehabilitation practices. This was the result of HMCA's decision to focus on management of MRI facilities, the business in which HMCA is most experienced. For the 2005 fiscal year, the revenues HMCA recognized from the MRI facilities were $14.0 million and the revenues recognized from the physical therapy and rehabilitation practices were $9.7 million. For the 2004 fiscal year, the revenues HMCA recognized from the MRI facilities were $13.3 million and the revenues recognized from the physical therapy and rehabilitation practices were $9.7 million.

HMCA GROWTH STRATEGY

HMCA's growth strategy focuses on upgrading and expanding the existing facilities it manages and expanding the number of facilities it manages for its clients. Our most important effort in this regard is to promote and facilitate the replacement of existing MRI scanners with new Fonar Upright(TM)/Stand-Up(TM) MRI scanners at the most promising locations. To date, we have Stand-Up(TM) MRI scanners at the MRI facilities we manage in Islandia, New York, Staten Island, New York, Bensonhurst, New York, Melville, New York, East Elmhurst, New York, East Setauket, New York, Boca Raton, Florida, and Ormond Beach, Florida, which new site replaced our prior site in Daytona Beach, Florida. We also plan to install a Stand-Up(TM) MRI scanner at the Tallahassee, Florida site we manage before the end of calendar year 2005.

In connection with its focus on managing  MRI  facilities,  HMCA decided to sell
its  business  of managing physical therapy and rehabilitation  practices.   The
sale was completed on July 28, 2005, following the end of the 2005 fiscal year.

The sale was made pursuant to an asset purchase agreement. The assets sold consisted principally of the management agreements with the physical therapy and rehabilitation facilities, the assignment of other agreements and rights utilized in our physical therapy and rehabilitation facility management business, the physical therapy equipment, a portion of the accounts receivable and office furnishings and equipment we provided to the physical therapy and rehabilitation facilities.

The sale was made to Health Plus Management Services, L.L.C. There is no material relationship between Health Plus and Fonar, HMCA, or any of their respective subsidiaries, directors or officers or associates of any such person. The two principals of Health Plus were employed by HMCA up to the time of the closing of the transaction. In consideration for the termination of their employment agreements, these two individuals each became entitled to receive $800,000. In addition, each became entitled to receive $200,000 for billing and collection services to be provided on behalf of HMCA with respect to a portion of the accounts receivable of certain physical therapy and rehabilitation facilities which arose during the period when we were engaged in the management of those facilities. The $1,000,000 payable to each of these individuals may be paid at our option in shares of Fonar common stock.

The purchase price under the asset purchase agreement was $6.6 million, payable pursuant to a promissory note in 120 monthly installments commencing on August 28, 2005. The first twelve installments are interest only and the remaining 108 payments will consist of equal installments of principal and interest in the amount of $76,014 each. The note is subject to prepayment provisions to the extent Health Plus resells all or part of the assets and business or utilizes the assets sold as collateral in any debt financing.


PHYSICIAN AND DIAGNOSTIC MANAGEMENT SERVICES

HMCA's services to the facilities it manages encompass substantially all of their business operations. Each facility is controlled, however, by the physician owner, not HMCA, and all medical services are performed by the physicians and other medical personnel under the physician owner's supervision. HMCA is the management company and performs services of a non-professional nature. These services include:

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

8. Expansion Plans.   HMCA  assists  the  clients  in developing expansion plans including the opening of new or replacement facilities where appropriate.

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

In the case of contracts with the MRI facilities, fees are charged by HMCA based on the number of procedures performed. In the case of the physical therapy and rehabilitation practices we previously managed, flat fees were charged on a monthly basis. Fees are subject to adjustment on an annual basis, but must be based on mutual agreement. The per procedure charges to the MRI facilities range from $250 to $500 per MRI scan. No MRI facilities or physical therapy and rehabilitation facilities are or were owned by HMCA.

The facilities enter into contracts with third party payors, including managed care companies. Neither HMCA's clients nor HMCA participate in any capitated plans or other risk sharing arrangements. Capitated plans are those HMO programs where the provider is paid a flat monthly fee per patient.

HMCA MARKETING

HMCA's marketing strategy is to expand the business and improve the facilities which it manages. HMCA will also seek to increase the number of locations of those facilities where market conditions are promising. HMCA will seek to promote growth of its clients' patient volume and revenue through installing new Stand-Up(TM) MRI scanners at MRI facilities.

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

In fiscal 2005, approximately 9.9% of the revenues of HMCA's clients were attributable to Medicare and 0.5% were attributable to Medicaid. In fiscal 2004, approximately 8.5% of the revenues of HMCA's clients were attributable to Medicare and 1.0% were attributable to Medicaid.

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

HMCA's clients generate revenue from patients covered by no-fault insurance and workers' compensation programs. For the fiscal year ended June 30, 2005 approximately 59.3% of our clients' receipts were from patients covered by no-fault insurance and approximately 6.2% of our client's receipts were from patients covered by worker's compensation programs. For the fiscal year ended June 30, 2004, approximately 57.9% of HMCA's clients' receipts were from patients covered by no-fault insurance and approximately 6.7% of HMCA's clients' receipts were from patients covered by workers compensation programs. In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA could be required to modify its business practices and services in ways that could be more costly to HMCA or in ways that decrease the revenues which HMCA receives from its clients.

HMCA believes that it and its clients are in compliance with applicable Federal,
State and local laws.   HMCA  does  not  believe  that  such  laws will have any
material effect on its business.

EMPLOYEES

As of July 1, 2005, we employed 494 persons on a full-time and part-time basis. Of such employees, 43 were engaged in marketing and sales, 53 in research and development, 82 in production, 50 in customer support services, 266 in administration, including 168 on site at facilities and offices managed by HMCA and 62 performing billing, collection and transcription services for those facilities.

ITEM 2.  PROPERTIES

Fonar leases approximately 135,240 square feet of office and plant space at its principal offices in Melville, New York and at two other locations in Melville and Farmingdale, New York at a current aggregate annual rental rate of $1,033,618, excluding utilities, taxes and other related expenses. The term of one of the leases includes options to renew up through 2008 and the terms of the other leases extend to the beginning of 2009. Management believes that these premises are adequate for its current needs. HMCA leases approximately 16,850 square feet for its headquarters in Melville, New York at a current annual rental rate of $482,545. The term of the lease extends through September, 2009. In addition, HMCA maintains leased office premises for its clients having an aggregate annual rental rate of approximately $1.9 million under leases having various terms.


ITEM 3.  LEGAL PROCEEDINGS

There is no material litigation pending, or to its knowledge, threatened against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 6, 2005, we held our annual meeting of stockholders. The matters before the meeting were 1. the election of directors, 2. the ratification of stock option and stock bonus plans and 3. the ratification of the selection of auditors for fiscal 2005. All nominees for directors were elected and all other proposals were approved, including the selection of Marcum & Kliegman LLP as the Company's auditors for fiscal 2005. All of the directors elected, Raymond V. Damadian, Claudette J.V. Chan, Robert Janoff, Charles N. O'Data and Robert Djerejian, were sitting directors. The plans ratified by the stockholders were the 2005 Stock Option Plan and the 2005 Stock Bonus Plan. The table below lists the votes cast for, against or withheld, as well as abstentions and broker non-votes.

(1) Election of Directors:

                              FOR                   WITHHELD
                              ---                   --------
Raymond V. Damadian               330,624,658                  4,913,484
Claudette J.V. Chan               330,073,280                  5,464,862
Robert J. Janoff                  330,850,389                  4,687,754
Charles N. O'Data                 330,931,968                  4,606,174
Robert Djerejian                  331,058,091                  4,480,057


(2) Ratification of Stock Bonus and Option Plans

   FOR            AGAINST       ABSTAIN        BROKER NON-VOTES
-----------      ---------      -------        ----------------
254,378,853      7,743,374      466,478           73,049,438

(3) Ratification of Auditors Marcum & Kliegman LLP

   FOR            AGAINST       ABSTAIN        BROKER NON-VOTES
-----------      ---------      -------        ----------------
333,473,976      1,857,772      206,394              1

Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded in the Nasdaq SmallCap market under the National Association of Securities Dealers Automated Quotation System, also referred to as "NASDAQ", symbol FONR. The following table sets forth the high and low trades reported in NASDAQ System for the periods shown.

         Fiscal Quarter               High       Low
-------------------------------       ----       ----
July     -  September      2003       2.10       1.19
October  -  December       2003       1.60       1.10
January  -  March          2004       1.59       1.15
April    -  June           2004       1.52       1.13
July     -  September      2004       1.32       1.00
October  -  December       2004       1.88       1.02
January  -  March          2005       1.78       1.19
April    -  June           2005       1.42       1.14
July     -  August         2005       1.25       1.01

On September 1, 2005, we had approximately 4,544 stockholders of record of our Common Stock, 10 stockholders of record of our Class B Common Stock, 4 stockholders of record of our Class C Common Stock and 3,938 stockholders of record of our Class A Non-voting Preferred Stock.

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

Item 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data has been extracted from our consolidated financial statements for the five years ended June 30, 2005. This consolidated selected financial data should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this form.

                                         STATEMENT OF OPERATIONS
                                   As of and For the Periods Ended June 30,
                        2005           2004          2003           2002           2001
                    ------------   -----------   ------------   ------------   ------------

Revenues            $104,899,000   $71,609,000   $ 52,892,000   $ 43,161,000   $ 40,274,000

Cost of revenues    $ 66,720,000   $44,407,000   $ 32,477,000   $ 24,682,000   $ 25,959,000

Research and        $  6,007,000   $ 5,491,000   $  5,164,000   $  5,100,000   $  5,866,000
Development
Expenses

Net Income          $  1,663,000   $(9,494,000)  $(15,201,000)  $(16,956,000)  $(14,538,000)
(Loss) from
continuing
operations

Net Gain           $        ---   $       ---   $    194,000   $ (5,926,000)  $   (646,000)
(Loss) from
discontinued
operations

Basic and Diluted          $.01        $(.10)       $ (.20)         $ (.27)       $ (.25)
Net Income (Loss)
per common share-
continuing operations

Basic and Diluted         $ ---        $ ---        $ ---           $ (.09)       $ (.01)
Net Gain (Loss) per
common share
- discontinued operations

Basic Weighted       101,591,997    91,027,951    75,816,973      63,511,814     57,388,050
average number
of shares outstanding

Diluted Weighted     105,505,705    91,027,951    75,816,973      63,511,814     57,388,050
average number of
shares outstanding

                                            BALANCE SHEET DATA
                                   As of and For the Periods Ended June 30,
                        2005           2004          2003           2002           2001
                    ------------   -----------   ------------   ------------   ------------

BALANCE SHEET DATA

Working capital (1)  $36,224,000   $22,593,000   $13,517,000     $14,107,000    $17,206,000

Total assets         $76,094,000   $77,201,000   $58,749,000     $73,129,000    $84,900,000


Long-   (1)          $ 1,392,000    $6,702,000   $ 1,930,000     $ 9,624,000    $17,760,000
term debt
and obligations
under capital
leases

Stock-               $51,869,000   $43,154,000   $32,379,000     $35,695,000    $41,830,000
holder's
equity

(1) Amounts as of and for the years ended June 30, 2001 and June 30, 2002 have been adjusted for the reclassification of discontinued operations.

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

Fonar's principal MRI products are its Stand-Up(TM)/Upright(TM) MRI and Fonar 360(TM) MRI scanners. The Stand-Up(TM) MRI allows patients to be scanned for the first time under weight-bearing conditions. The Company has been aggressively seeking new sales and during fiscal 2005 and 2004, respectively received orders for 30 and 39 Stand-Up(TM) MRI scanners. The Stand-Up(TM) MRI is the only MRI capable of producing images in the weight bearing state.

In fiscal 2005, we received our first order for a 360(TM) MRI scanner, bringing the total number of orders for our MRI scanners to 31.

At 0.6 Tesla field strength, the Stand-Up(TM) MRI and Fonar 360(TM) magnets are among the highest field open MRI scanners in the industry, offering non-claustrophobic MRI together with high-field image quality. Fonar's open MRI scanners were the first high field strength MRI scanners in the industry.

HMCA commenced operations in July, 1997 and generates revenues from providing comprehensive management services, including development, administration, accounting, billing and collection services, together with office space, medical equipment, supplies and non-medical personnel to its clients. Revenues are in the form of fees which are earned under contracts with MRI facilities and physical rehabilitation practices. Since April 2003, HMCA no longer engages in the management of primary care medical practices. On July 28, 2005, subsequent to the end of fiscal 2005, HMCA sold the portion of its business engaged in the management of physical therapy and rehabilitation practices.

For the fiscal years ended June 30, 2005, June 30, 2004, 96.2% and 100%, respectively, of HMCA's revenues were derived from contracts with facilities and practices owned by Dr. Raymond V. Damadian, the President of FONAR and HMCA and principal stockholder of FONAR. The agreements with the MRI facilities are for one-year terms which renew automatically on an annual basis, unless terminated. The fees are based on the number of procedures performed and currently range from $250 to $500 per MRI scan. The fees are reviewed and if appropriate, adjusted on an annual basis by mutual agreement.

The agreements with the physical rehabilitation practices, which were executed in 1998, provided for a term of 20 years. The fees were fixed monthly fees adjusted annually. These agreements were terminated effective as of June 1, 2005, and new agreements were entered into with new practices with owners who have no affiliation with Dr. Damadian, Fonar or HMCA. These new agreements were assigned in connection with the sale of the portion of HMCA's business managing physical therapy and rehabilitation practices. Historically, adjustments were made on the basis of changes in HMCA's costs, plus a percentage of costs. The monthly fees under these contracts with the physical rehabilitation practices ranged from approximately $90,000 to $285,000.

Critical Accounting Policies
----------------------------

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to investments, intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2005, we recorded a valuation allowance which reduced our deferred tax assets to equal our deferred tax liability.

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

RESULTS OF OPERATIONS.  FISCAL 2005 COMPARED TO FISCAL 2004

In fiscal 2005, we experienced net income of $1.0 million on revenues of $104.9 million, as compared to a net loss of $9.5 million on revenues of $71.6 million for fiscal 2004. This represents an increase in revenues of 46.5%. This was due in part to the fact that while revenues increased by 46.5%, total costs and expenses increased by only 28.9%. Our consolidated operating results improved by $10.2 million to operating income of $1.7 million for fiscal 2005 as compared to an operating loss of $8.5 million for fiscal 2004.

Discussion of Operating Results of Medical Equipment Segment
Fiscal 2005 Compared to Fiscal 2004
------------------------------------------------------------

Revenues attributable to our medical equipment segment increased by 67.1% to $81.3 million in fiscal 2005 from $48.6 million in fiscal 2004, reflecting an increase in product sales revenues of 70.2%, from $43.0 million in fiscal 2004 to $73.1 million in fiscal 2005 and an increase in service revenue of 80.6%, from $3.2 million in fiscal 2004 to $5.8 million in fiscal 2005. This improvement in revenues was attributable to our increase in sales of our Stand-Up(TM) MRI, which is unique in that it permits MRI scans to be performed on patients upright in the weight-bearing state and in multiple positions that correlate with symptoms. The increase in service revenue is a result primarily of our increase scanner base, as scanners sold in previous years become service customers after the warranty period expires.

During the fiscal years ended June 30, 2005 and June 30, 2004, respectively, we received orders for 30 and 39 Stand-Up(TM) MRI scanners. In addition to 30
Stand-Up(TM) MRI scanners, we received our first order for a Fonar 360(TM) scanner.

Confirming our expectation of increased demand for our MRI scanners, product sales to unrelated parties increased by 77.7% in fiscal 2005 from $37.7 million in fiscal 2004 to $66.9 million in fiscal 2005. Product sales to related parties increased by 16.8% in fiscal 2005 from $5.3 million in fiscal 2004 to $6.2 million in fiscal 2005. We believe that one of our principal challenges in achieving greater market penetration is attributable to the better name recognition and larger sales forces of our larger competitors such as General Electric, Siemens, Hitachi, Philips and Toshiba and the ability of some of our competitors to offer attractive financing terms through affiliates, such as G.E. Capital. Nevertheless, no other competitor offers a whole body weight bearing MRI scanner such as the Stand-Up(TM) MRI, and the General Electric Medical Systems division of General Electric acts as a manufacturer's representative for the Stand-Up(TM) MRI.

We believe that our continuing increase in unrelated party product sales shows that we are successfully meeting that challenge.

The operating results for the medical equipment segment improved by $9.5 million from a loss of $8.8 million in fiscal 2004 to an income of $752,000 in fiscal 2005. This improvement is attributable to our continuing increase in recognition of revenues on our scanner sales.

We recognized revenues of $71.7 million from the sale of our Stand-Up(TM) MRI scanners and $764,031 from the sales of a FONAR 360(TM) MRI scanner in fiscal 2005. In fiscal 2004, we recognized revenues of $42.7 million from the sale of Stand-Up(TM) MRI scanners.

Sales of MRI scanners to related parties, consisting of professional corporations and other entities in which Dr. Damadian or members of his family have an interest represented approximately 5.9%, or $6.2 million, of our revenues in fiscal 2005, as compared to 7.4%, or $5.3 million, of our revenues in fiscal 2004.

License and royalty revenue declined by 4.3% to approximately $2.3 million in fiscal 2005 from approximately $2.4 million in fiscal 2004.

Gross profit margins on product sales decreased during fiscal 2005 from 38.1% in fiscal 2004 to 35.9% in fiscal 2005. The decrease is principally attributable to increased prices for steel and copper.

Research and development expenses, net of capitalized costs, increased by 9.4% to $6.0 million in fiscal 2005 as compared to $5.5 million in fiscal 2004. Our expenses for fiscal 2005 represented continued research and development of Fonar's scanners, Fonar's new hardware and software product, Sympulse(TM) and new surface coils to be used with the Stand-Up(TM) MRI scanner.

Discussion of Operating Results of Physician and Diagnostic Services Management Segment.
--------------------------------------------------------------------------------

Fiscal 2005 Compared to Fiscal 2004
-----------------------------------

Revenues attributable to the Company's physician and diagnostic services management segment, HMCA, increased by 2.8% to $23.6 million in fiscal 2005 from $23.0 million in fiscal 2004. The increase in revenues reflected anticipated increases provided by upgraded facilities. Presently, eight of the 11 MRI facilities managed by HMCA have Stand-Up(TM) MRI scanners and additional upgrades are planned.

Cost of revenues as a percentage of the related revenues for our physician and diagnostic services management segment increased from $13.8 million or 60% of related revenues for the year ended June 30, 2004 to $14.5 million, or 61.3% of related revenue for the year ended June 30, 2005.

Operating results of this segment improved from an operating loss of $308,000 in fiscal 2004 to operating income of $912,000 in fiscal 2005. We attribute the improvement to HMCA's focus on upgrading the more promising sites it manages such as the introduction of Stand-Up(TM) MRI scanners at MRI facilities.

Discussion of Certain Consolidated Results of Operations
--------------------------------------------------------

Fiscal 2005 Compared to Fiscal 2004
-----------------------------------

We recognized interest income of $546,648 in 2005 as compared to $448,571 in fiscal 2004, representing an increase of 21.9%. The increase was attributable primarily to an increase in interest rates on our investments in marketable securities.

Interest expense of $232,227 was recognized in fiscal 2005 decreasing from $268,128 in fiscal 2004 and representing a decrease of 13.4%. The decrease was attributable primarily to the repayment of debt and capital lease obligations in fiscal 2004.

Notwithstanding that revenue increased by 46.5%, selling, general and administrative expenses, exclusive of compensatory element of stock issuances, increased by only 6.2% to $26.6 million in fiscal 2005 from $25.1 million in fiscal 2004,accounting in part for our increase in net income. This increase was related to expenses incurred in our medical segment related to marketing and customer relations programs, such as participating in a trade show, increased commissions, and an in-house seminar for all owners of Stand-Up MRI(TM) scanners and increased professional fees. A portion of the increased professional fees was related to the engagement of outside consultants to assist us in preparation of internal documentation in connection with our compliance with Section 404 of the Sarbanes-Oxley Act. In addition we incurred expenses in connection with the defense of non-material litigation.

The decrease in compensatory element of stock issuances from approximately $4.1 million in fiscal 2004 to $3.1 million in fiscal 2005 reflected the continued but reduced use of Fonar's stock bonus plans to pay certain highly compensated employees and others in stock rather than in cash.

The lower provision for bad debt of $164,000 in fiscal 2005 as compared to $331,000 in fiscal 2004, reflected a decrease in reserves and write-offs of certain indebtedness.

The amortization expense of $634,000 in fiscal 2005 and fiscal 2004, reflects the amortization of management agreements attributable to HMCA's acquisitions.

We are enthusiastic about the future of our Stand-Up(TM) MRI and FONAR 360(TM) scanners which bring a new plateau of openness to diagnostic MRI and are expected to bring a new frontier in performing MRI guided intervention. We believe our new products are beginning to successfully penetrate the market, as reflected in the dramatic increase in product sales from approximately $3.4 million in fiscal 2000 to $6.1 million in fiscal 2001, to $11.6 million in fiscal 2002, to $24.9 million in fiscal 2003, to $43.0 million in fiscal 2004 and 73.1 million in fiscal 2005. In addition to our success with our Stand-Up(TM) MRI, we sold our first Fonar 360(TM) in the first quarter of fiscal 2005.

Service and repair fees also have steadily increased, as reflected by the increase in service and repair fees from $1.7 million in fiscal 2000 to $2.0 million in fiscal 2001 to $2.2 million in fiscal 2002 to $2.5 million in fiscal 2003 to $3.2 million in fiscal 2004 and $5.8 million in fiscal 2005.

Continuing  our  tradition  as  the  originator  of  MRI, we remain committed to maintaining our position as a leading innovator of the industry through aggressive investing in research and development. In fiscal 2005 we continued our investment in the development of our new MRI scanners, together with software and upgrades, with an investment of $6,752,755 in research and development, $745,994 of which was capitalized, as compared to $6,079,797, $588,735 of which was capitalized, in fiscal 2004. The research and development expenditures were approximately 8.3% of revenues attributable to our medical equipment segment, and 6.4% of total revenues, in 2005 and 12.5% of medical equipment segment revenues, and 8.5% of total revenues in fiscal 2004. This represented a 11.1% increase in research and development expenditures in fiscal 2005 as compared to fiscal 2004 and our significantly higher total revenues and medical equipment revenues which have resulted from our greater emphasis on marketing and selling.

In summary, Fonar continued the trend of steadily increasing MRI scanner sales, most dramatically the increase in Stand-Up(TM) MRI scanner sales revenues from fiscal 2001 through fiscal 2005. We anticipate that increased scanner sales revenues will continue due to the unique capability of the Stand-Up(TM) MRI scanner to scan patients in weight-bearing positions and future sales of the Fonar 360(TM) for image guided interventional procedures and treatments. Service revenues have also increased over the past five fiscal years.

The physician and diagnostic services management segment, HMCA, revenues also continued to increase, from $22.9 million in fiscal 2003 to $23.0 in fiscal 2004 and $23.6 million in fiscal 2005.

We have increased HMCA revenues by closing unprofitable facilities and continuing our program of replacing the MRI scanners at the MRI facilities we manage with Stand-Up(TM) MRI scanners and opening new facilities equipped with Stand-Up(TM).

Marketing expenditures are likely to increase, as the Company continues its efforts to promote sales.

Following the end of fiscal 2005, HMCA sold the portion of its business engaged in the management of physical therapy and rehabilitation facilities in July of 2005 to Health Plus Management Services, L.L.C. for a purchase price of $6.6 million, payable pursuant to a promissory note in 120 monthly installments.

The first twelve installments are interest only and the remaining 108 payments will consist of equal installments of principal and interest in the amount of $76,014 each. The note is secured by a first lien on all of the assets of Health Plus, including its accounts receivable. The note is subject to prepayment provisions to the extent Health Plus resells all or part of the assets and business or utilizes the assets sold as collateral in any debt financing.

HMCA had recognized revenue from the management of physical therapy and rehabilitation facilities of approximately $9.7 million during both 2005 and 2004. In connection with this sale, HMCA expects to recognize a diminimus loss during the quarter ended September 30, 2005. In addition, HMCA will record a one time charge to earnings during the quarter ended September 30, 2005 of $1.6 million related to the termination of the employment contracts discussed above.

RESULTS OF OPERATIONS. FISCAL 2004 COMPARED TO FISCAL 2003

In fiscal 2004, we experienced a net loss of $9.5 million on revenues of $71.6 million as compared to a net loss of $15.0 million on revenues of $52.9 million for fiscal 2003. This represented a decrease in the net loss of 36.7%, and an increase in revenues of 35.4%.

Discussion of Operating Results of Medical Equipment Segment
------------------------------------------------------------

Fiscal 2004 Compared to Fiscal 2003
-------------------------------------

Revenues attributable to our medical equipment segment increased by 62.3% to $48.6 million in fiscal 2004 from $30.0 million in fiscal 2003, reflecting an increase in product sales of 72.4%, from $24.9 million in fiscal 2003 to $43.0 million in fiscal 2004 and an increase in service revenue of 29.4% from $2.5 million in fiscal 2003 to $3.2 million in fiscal 2004. We attributed the increase in scanner sales to the growing market penetration of the Stand-Up(TM) MRI. Product sales to unrelated parties increased by 113.3% in fiscal 2004 from $17.7 million in fiscal 2003 to $37.7 million in fiscal 2004.

Product sales to related parties, consisting of professional corporations and other entities in which Dr. Damadian or members of his family have an interest, decreased, however, by approximately 26.9%, from $7.3 million in fiscal 2003 to $5.3 million in fiscal 2004. Such related party scanner sales represented approximately 7.4% of our revenues in fiscal 2004 as compared to 13.8% of our revenues in fiscal 2003.

Sales to related parties in fiscal 2004 were adversely affected by the bankruptcy during the year of their primary financing source, which had to be replaced.

Licensee and royalty revenue declined by 4.1% to approximately $2.4 million in fiscal 2004 from approximately $2.6 million in fiscal 2003.

Gross profit margins on product sales improved during fiscal 2004 from 35.7% in fiscal 2003 to 38.1% in fiscal 2004. Such improvement was principally attributable to the medical equipment segment operating at a higher level of capacity resulting from increased sales volume.

Results of operations for the medical equipment segment improved by 22.1% from an operating loss of $11.3 million in fiscal 2003 to an operating loss of $8.8 million in fiscal 2004. This improvement was attributable to our increase in gross margins on our scanner sales.

We recognized revenues of $42.7 million from the sale of Stand-Up(TM) MRI scanners in fiscal 2004. In fiscal 2003 we recognized revenues of $24.3 million from the sale of Stand-Up(TM) MRI scanners and $100,000 from the sale of one refurbished, used, Beta(TM) scanner.

Research and development expenses, net of capitalized costs, increased by 6.3% to $5.5 million in fiscal 2004 as compared to $5.2 million in fiscal 2003. Our expenses for fiscal 2004 represented continued research and development of Fonar's scanners, its new hardware and software product, Sympulse(TM) and new surface coils to be used within the Stand-Up(TM) MRI scanner.


Discussion of Operating Results of Physician Management Services Segment. Fiscal 2004 Compared to Fiscal 2003
--------------------------------------------------------------------------------

Revenues attributable to our physician and diagnostic services management segment (HMCA) increased by 0.2% to $23.0 million in fiscal 2004 from $22.9 million in fiscal 2003. Our increase in revenues reflected our clients' increased revenues from upgraded facilities offsetting the closing of underperforming facilities.

Costs of revenues for our physician and diagnostic services management segment increased from $13.3 million, or 57.9%, of related revenues for the year ended June 30, 2003 to $13.8 million, or 60%, of related revenues for the year ended June 30, 2004.

Operating results of this segment improved from an operating loss of $3.8 million in fiscal 2003 to operating income of $308,000 in fiscal 2004. In the fourth quarter of fiscal 2003, HMCA recognized an impairment loss of $795,237, on certain management agreements with a physical rehabilitation and therapy facility which was closed in the beginning of the second quarter of fiscal 2003. We attribute the improvement to HMCA's focus on upgrading the more promising sites it manages with Stand-Up(TM) MRI facilities.

Discussion of Certain Consolidated Results of Operations.
Fiscal 2004 Compared to Fiscal 2003
--------------------------------------------------------

We recognized interest income of $448,571 in fiscal 2004 as compared to $670,678 in fiscal 2003, representing a decrease of 33.1%. The decrease was attributable primarily to a decrease in interest on our investments in marketable securities.

Interest expense of $268,128 was recognized in fiscal 2004 decreasing from $626,450 in fiscal 2003 and representing a decrease of 57.2%. The decrease was attributable primarily to the repayment of long-term debt and capital lease obligations in fiscal 2004.

Selling, general and administrative expenses, exclusive of the compensatory element of stock issuances, increased by 7.3% to $25.1 million in fiscal 2004 from $23.4 million in fiscal 2003. The increase in selling, general and administrative expenses was attributable primarily to the expansion of Fonar's increased manufacturing, advertising, marketing and sales activity.

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

The amortization expense of $634,000 in fiscal 2004 and $696,000 in fiscal 2003 reflects the amortization of management agreements attributable to HMCA's acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities decreased by 27.5% from $20.6 million at June 30, 2004 to $14.9 million at June 30, 2005.

Marketable securities approximated $9.4 million as of June 30, 2005, as compared to $11.1 million as of June 30, 2004. At June 30, 2005, we decreased our investments in U.S. Government obligations from approximately $5.2 million at June 30, 2004 to approximately $3.8 million, increased our investments in corporate and government agency bonds from approximately $3.4 million at June 30, 2004 to approximately $4.0 million and decreased our investments in certificates of deposits, notes and equivalents from $2.5 million at June 30, 2004 to $1.6 million.

Cash used in operating activities for fiscal 2005 approximated $1.0 million. Cash used in operating activities was attributable substantially to the increase in costs and estimated earnings in excess of billings of $8.7 million, the increase in accounts receivable of $1.6 million and the decrease in customer advances of $6.1 million.

Cash used in investing activities for fiscal 2005 approximated $1.9 million. The principal uses of cash from investing activities were purchases of marketable securities of $13.4 million, purchases of property and equipment of $2.2 million, costs of capitalized software development of $788,000 and costs of patents and copyrights of $464,000. The principal source of cash provided by investing activities was sales of approximately $15.0 in marketable securities.

Cash used in financing activities for fiscal 2005 approximated $1.1 million. The principal sources of cash in financing activities were proceeds from the exercise of stock options and warrants of $254,000, offset by the repayment of borrowings and capital lease obligations of $400,000 and distributions to holders of minority interests of $910,000.

Total liabilities decreased by 29.6% during fiscal 2005, from approximately $33.7 million at June 30, 2004 to approximately $23.7 million at June 30, 2005. The decrease in total liabilities reflected principally a decrease of 92.9% in the current portion of long-term debt and capital leases, from $6.0 million at June 30, 2004 to $425,000 at June 30, 2005, an increase in accounts payable of 57.7% from $5.4 million at June 30, 2004 to $8.5 million at June 30, 2005 and a decrease in customer advances of 78.5% from $7.8 million at June 30, 2004 to $1.6 million at June 30, 2005, resulting from our reduced backlog.

Our obligations and the periods in which they are scheduled to become due are set forth in the following table:

                                Due in
                                Less        Due         Due            Due
                                than 1     in 1-3      in 4-5        after 5
Obligation            Total     Year       years       years          years
----------            -----     -----       -----      -----          -----
Long-term debt     $   505,496 $  224,869  $  280,627  $ ---     $    ---

Capital lease
Obligation             886,018    200,274     353,032     319,212     13,500

Operating
  leases            10,867,531   2,714,531  4,719,301   2,196,868  1,236,831
                   -----------   ---------  ---------  ---------   ---------
Total cash
Obligations        $12,259,045  $3,139,674 $5,352,960  $2,516,080 $1,250,331
                   ===========  =========== ========== ========== ==========

As at June 30, 2005, our obligations included approximately $2.4 million in various state sales taxes.

Our working capital surplus as of June 30, 2005 approximates $36.2 million, as compared to a working capital surplus of $22.6 million as of June 30, 2004.

In order to conserve its capital resources, we have issued common stock under our stock bonus and stock option plans to compensate employees and non-employees for services rendered. In fiscal 2005, the compensatory element of stock issuances was $3.1 million as compared to $4.1 million for fiscal 2004.

Utilization of equity in lieu of cash compensation has improved our liquidity since it increases cash available for other expenditures.

The foregoing trends in our capital resources are expected to improve as our MRI scanner products gain wider market acceptance and produce greater sales revenues.

Capital expenditures for fiscal 2005 approximated $3.5 million and substantially consisted of office and research and development equipment, in the amount of $2.2 million, capitalized software costs of $788,000, and capitalized patent costs of $464,000.

Fonar has not committed to making capital expenditures in the 2006 fiscal year other than its intention to continue research and development expenditures at current levels. In addition, HMCA plans to incur expenditures of approximately $350,000 for leasehold improvement costs for a new MRI facility in Tallahassee, Florida.

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

Our business plan calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from our installed base of scanners were $3.2 million for the year ended June 30, 2004 and $5.8 million for the year ended June 30, 2005.

We believe that the above mentioned financial resources, anticipated cash flows from operations and potential financing sources, will provide the cash flows needed to achieve the sales, service and production levels necessary to support its operations.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET

RISK

Fonar's investments in fixed rate instruments. None of the fixed rate instruments in which we invest extend beyond June 30, 2005. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by us at June 30, 2005.


INTEREST RATE SENSITIVITY
PRINCIPAL AMOUNT BY EXPECTED MATURITY
WEIGHTED AVERAGE INTEREST RATE

     Date      Investments in Fixed Rate       Weighted Average
               Instruments                     Interest Rate

     6/30/06          3,087,486                    2.05%
     6/30/07          1,800,000                    3.57%
     6/30/08          1,050,000                    3.48%
     6/30/09          1,398,500                    3.58%
     6/30/10          1,845,999                    2.67%
     6/30/11            200,000                    3.90%
6/30/14        100,000         4.12%

Total:                9,481,985

Fair Value
at 6/30/05            9,304,446

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

See Note 12 to the consolidated Financial Statements for information on long-term debt.

ITEM 8

Item 8.

                             FINANCIAL STATEMENTS

                      FONAR CORPORATION AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                          Page No.
                                                          -------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM     1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ON INTERNAL CONTROL OVER FINANCIAL REPORTING

CONSOLIDATED BALANCE SHEETS
  At June 30, 2005 and 2004

CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Three Years Ended June 30, 2005, 2004 and 2003

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  For the Three Years Ended June 30, 2005, 2004 and 2003

CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Three Years Ended June 30, 2005, 2004 and 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------


To the Board of Directors and Stockholders
FONAR Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries (the "Company") as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FONAR Corporation and Subsidiaries at June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated, September 23, 2005, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

During each of the three years in the period ended June 30, 2005, a significant portion of the Company's revenues was from related parties.


New York, New York
September 23, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------


To the Board of Directors and Stockholders of FONAR Corporation and Subsidiaries


We have audited management's assessment, included in the accompanying Management's Report on Internal Controls over Financial Reporting, that FONAR Corporation and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of June 30, 2005 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal year ended June 30, 2005 of the Company and our report dated September 23, 2005 expressed an unqualified opinion on those financial statements.



/s/Marcum & Kliegman LLP


New York, New York
September 23, 2005

                     FONAR CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                        ASSETS
                                        ------

                                                                June 30,
                                                    -----------------------------
                                                        2005             2004
                                                    ------------     ------------

Current Assets:
  Cash and cash equivalents                         $  5,516,603     $  9,473,989
  Marketable securities                                9,411,231       11,120,141
  Restricted cash                                         -             5,500,000
  Accounts receivable - net of allowances for
    doubtful accounts of $498,452 and $467,990
    at June 30, 2005 and 2004, respectively            1,971,251        1,006,287
  Accounts receivable - related parties - net of
    allowances for doubtful accounts of $646,621
    and $655,563 at June 30, 2005 and 2004,
    respectively                                         470,388          296,909
  Medical receivables                                  9,990,000           -
  Management fee receivable                              893,419           -
  Management fee receivable - related medical
    practices - net of allowances for doubtful
    accounts of $2,017,163 and $1,874,390 at
    June 30, 2005 and 2004, respectively               7,826,069       14,314,657
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                 10,538,163        1,711,306
  Costs and estimated earnings in excess of billing
    on uncompleted contracts - related party              -               111,941
  Inventories                                          9,837,790        9,585,346
  Investment in sales-type lease                         173,751          153,413
  Current portion of advances and notes to related
    medical practices                                    149,441          240,127
  Prepaid expenses and other current assets            1,784,935        1,571,550
                                                    ------------     ------------
      Total Current Assets                            58,563,041       55,085,666

Property and Equipment - Net                           7,594,225        8,210,621

Advances and Notes to Related Medical Practices -
  net of allowances for doubtful accounts of
  $364,791 at June 30, 2005 and 2004                     200,987          367,075

Investment in Sales-Type Lease                           279,028          452,778

Notes Receivable                                         553,000           -

Management Agreements - Net                            3,991,688        8,730,273

Other Intangible Assets - Net                          4,503,247        3,957,687

Other Assets                                             409,266          396,746
                                                    ------------     ------------
      Total Assets                                  $ 76,094,482     $ 77,200,846
                                                    ============     ============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                      LIABILITIES
                                      -----------

                                                              June 30,
                                                  -----------------------------
                                                      2005             2004
                                                  ------------     ------------
Current Liabilities:
  Current portion of long-term debt and capital
    leases                                        $    425,143   $  5,982,991
  Accounts payable                                   8,468,505      5,368,461
  Other current liabilities                         10,779,156     10,004,799
  Unearned revenue on service contracts - related
    parties                                            525,699        373,333
  Customer advances                                  1,632,983      7,800,305
  Customer advances - related party                     41,566        -
  Income taxes payable                                  11,234         25,831
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                  301,179      2,936,905
  Billings in excess of costs and estimated
    earnings on uncompleted contracts - related
    party                                              153,461         -
                                                  ------------   ------------
      Total Current Liabilities                     22,338,926     32,492,625
                                                  ------------   ------------
Long-Term Liabilities:
  Due to related medical practices                     127,728        154,357
  Long-term debt and capital leases, less
    current portion                                    966,371        719,502
  Other liabilities                                    270,372        298,916
                                                  ------------   ------------
      Total Long-Term Liabilities                    1,364,471      1,172,775
                                                  ------------   ------------
      Total Liabilities                             23,703,397     33,665,400
                                                  ------------   ------------
Commitments, Contingencies and Other Matters

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                              STOCKHOLDERS' EQUITY
                              --------------------

                                                               June 30,
                                                   -----------------------------
                                                       2005           2004
                                                   ------------   ------------
Minority Interest                                  $    522,564   $    381,022
                                                   ------------   ------------
Stockholders' Equity:
  Class A non-voting preferred stock - $.0001
    par value; authorized - 8,000,000 shares;
    issued and outstanding - 7,836,287 shares
    at June 30, 2005 and 2004                               784            784
  Preferred stock - $.001 par value;
    authorized - 10,000,000 shares; issued
    and outstanding - none                               -              -
  Common stock - $.0001 par value; authorized -
    130,000,000 and 110,000,000 shares at
    June 30, 2005 and 2004, respectively;
    issued - 105,043,014 and 98,704,937 shares
    at June 30, 2005 and 2004, respectively;
    outstanding - 104,751,950 and 98,413,873
    shares at June 30, 2005 and 2004, respectively       10,474          9,840
  Class B common stock (10 votes per share) -
    $.0001 par value; authorized - 4,000,000
    shares; issued and outstanding - 3,953 and
    4,153 shares at June 30, 2005 and 2004,
    respectively                                         -              -
  Class C common stock (25 votes per share) -
    $.0001 par value; authorized - 10,000,000
    shares; issued and outstanding - 9,562,824
    shares at June 30, 2005 and 2004                        956            956
  Paid-in capital in excess of par value            159,928,871    152,090,431
  Accumulated other comprehensive loss                 (182,250)       (45,871)
  Accumulated deficit                              (106,369,283)  (107,383,692)
  Notes receivable from employee stockholders          (845,641)      (842,634)
  Treasury stock, at cost - 291,064 shares
    of common stock at June 30, 2005 and 2004          (675,390)      (675,390)
                                                   ------------   ------------
      Total Stockholders' Equity                     51,868,521     43,154,424
                                                   ------------   ------------
      Total Liabilities and Stockholders' Equity   $ 76,094,482   $ 77,200,846
                                                   ============   ============



See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the Years Ended June 30,
                                                --------------------------------------------
                                                    2005            2004            2003
                                                ------------    ------------    ------------

Revenues
  Product sales - net                           $ 66,918,535   $ 37,658,710   $ 17,652,799
  Product sales - related parties - net            6,210,302      5,315,837      7,276,209
  Service and repair fees - net                    5,017,478      2,729,352      2,063,999
  Service and repair fees - related
    parties - net                                    780,634        480,556        415,691
  Management and other fees                          893,419         -              -
  Management and other fees - related
    medical practices - net                       22,738,176     22,979,902     22,932,837
  License fees and royalties                       2,340,000      2,445,000      2,550,000
                                                ------------   ------------   ------------
      Total Revenues - Net                       104,898,544     71,609,357     52,891,535
                                                ------------   ------------   ------------
Costs and Expenses
  Costs related to product sales                  43,124,019     23,160,484     11,681,213
  Costs related to product sales - related
    parties                                        3,752,493      3,447,944      4,351,860
  Costs related to service and repair fees         4,634,486      3,323,862      2,539,563
  Costs related to service and repair fees
    - related parties                                721,047        688,606        627,661
  Costs related to management and other fees         547,717         -              -
  Costs related to management and other fees
    - related medical practices                   13,939,841     13,786,039     13,277,016
  Research and development                         6,006,761      5,491,062      5,164,451
  Selling, general and administrative,
    inclusive of compensatory element of stock
    issuances of $3,073,134, $4,125,717 and
    $4,842,748 for the years ended June 30,
    2005, 2004 and 2003, respectively             29,711,008     29,217,080     28,203,960
  Provision for bad debts                            164,293        330,997        701,534
  Loss on impairment of management agreement          -              -             795,237
  Amortization of management agreements              633,577        633,577        696,285
                                                ------------   ------------   ------------
      Total Costs and Expenses                   103,235,242     80,079,651     68,038,780
                                                ------------   ------------   ------------
      Income (Loss) from Operations                1,663,302     (8,470,294)   (15,147,245)

Other Income and (Expenses):
  Financing costs due to the change in terms of
    warrants                                          -            (238,950)        -
  Interest expense                                  (232,277)      (263,803)      (580,748)
  Interest expense - related parties                  -              (4,325)       (45,702)
  Investment income                                  522,870        403,398        470,271
  Interest income - related parties                   23,778         45,173        200,407
  Other income (expense) - net                       152,178         16,247        (25,499)
  Minority interests in income of partnerships    (1,051,401)      (951,940)      (776,222)
                                                ------------   ------------   ------------
      Income (Loss) Before Provision for
        (Benefit From) Income Taxes                1,078,450     (9,464,494)   (15,904,738)

Provision for (Benefit from) Income Taxes             64,041         29,889       (703,871)
                                                ------------   ------------   ------------
      Income (Loss) from Continuing
        Operations                              $  1,014,409     (9,494,383)  $(15,200,867)
                                                ------------   -------------  ------------

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the Years Ended June 30,
                                                --------------------------------------------
                                                    2005            2004            2003
                                                ------------    ------------    ------------

Discontinued Operations:
  Loss from discontinued operations             $     -        $     -        $   (315,363)
  Gain on sale of discontinued operations             -              -             509,814
                                                ------------   ------------   ------------
      Net Gain from Discontinued Operations           -              -             194,451
                                                ------------   ------------   ------------
      Net Income (Loss)                         $  1,014,409   $ (9,494,383)  $(15,006,416)
                                                ============   ============   ============
Net Income (Loss) Available to Common
  Stockholders                                  $    943,768   $ (9,494,383)  $(15,006,416)
                                                ============   ============   ============
Basic and Diluted Net Earnings (Loss) Per Share
  - Continuing Operations                             $ 0.01         $(0.10)        $(0.20)
Basic and Diluted Net Earnings Per Share -
  Discontinued Operations                                -              -              -
                                                      ------         ------         ------
Basic and Diluted Net Earnings (Loss) Per
  Common Share                                        $ 0.01         $(0.10)        $(0.20)
                                                      ======         ======         ======
Basic and Diluted Earnings (Loss) Per Share -
  Common C                                            $  -             N/A            N/A
                                                      ======         ======         ======

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       FOR THE YEAR ENDED JUNE 30, 2005

                                                      Class A
                                                     Non-Voting             Common Stock
                                                     Preferred       ---------------------------
                                                        Stock             Shares      Amount
                                                     ----------      -----------      ----------
Balance - June 30, 2004                              $      784       98,413,873      $    9,840

Net  income                                                 -               -               -

Other comprehensive loss, net of tax:
    Unrealized losses on securities arising
       during  the  year,  net of tax                     -                 -               -
Exercise of stock options                                 -               49,484               5
Exercise of callable warrants                             -              253,250              25
Stock issued to employees under stock
  bonus plans                                             -            1,914,177             192
Issuance of stock for goods and services                  -            3,418,695             342
Issuance of stock for consulting services                 -              523,298              52
Net reduction in notes receivable
   from  employee stockholders                            -                 -
-
Issuance of stock for notes receivable -
  employee stockholders                                   -              178,973              18
Conversion of Class B common stock                        -                  200             -
                                                     -----------     -----------       ----------

Balance - June 30, 2005                              $       784     104,751,950       $   10,474
                                                     ===========     ===========       ==========


See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       FOR THE YEAR ENDED JUNE 30, 2005



                                                                                      Paid-in
                                                           Class B       Class C      Capital in
                                                           Common         Common      Excess of
                                                            Stock          Stock      Par Value
                                                         ----------    ---------      ------------
                                                           Shares
                                                         ----------


Balance   -   June  30,  2004                               4,153           $956       $152,090,431

Net  income                                                     -           -                  -

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising during
    the  year,  net  of tax                                     -           -                  -
Exercise  of stock options                                      -           -                54,176
Exercise of  callable  warrants                                 -           -               200,042
Stock  issued  to employees under stock bonus plans             -           -             2,447,829
Issuance of stock  for  goods  and services                     -           -             4,288,115
Issuance of stock for consulting  services                      -           -               625,061
Net reduction in notes receivable from employee
   stockholders                                                 -           -
Issuance of stock for notes receivable - employee
   stockholders                                                 -           -               223,217
Conversion  of  Class  B common stock                        (200)          -                  -
                                                         ----------    ---------       ------------

Balance  -  June  30,  2005                                 3,953      $     956       $159,928,871
                                                         ==========    ==========      ============


See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       FOR THE YEAR ENDED JUNE 30, 2005


                                                                         Notes
                                                                       Receivable      Accumulated
                                                                          From            Other
                                                         Treasury       Employee      Comprehensive
                                                          Stock       Stockholders        Loss
                                                        ----------    ------------    -------------

Balance - June 30, 2004                                 $ (675,390)   $   (842,634)   $    (45,871)

Net income                                                    -              -              -

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising during
    the year, net of tax                                      -              -            (136,379)
Exercise of stock options                                     -              -              -
Exercise of callable warrants                                 -              -              -
Stock issued to employees under stock bonus plans             -              -              -
Issuance of stock for goods and services                      -              -              -
Issuance of stock for consulting services                     -              -              -
Net reduction in notes receivable from employee
  stockholders                                                -            220,228          -
Issuance of stock for notes receivable - employee
  stockholders                                                -           (223,235)         -
Conversion of Class B common stock                            -              -              -
                                                        ----------    ------------    ------------

Balance - June 30, 2005                                 $ (675,390)   $   (845,641)   $   (182,250)
                                                        ==========    ============    ============



See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       FOR THE YEAR ENDED JUNE 30, 2005



                                                       Accumulated                   Comprehensive
                                                         Deficit         Total       Income (Loss)
                                                      -------------   ------------   -------------
Balance - June 30, 2004                               $(107,383,692)  $ 43,154,424   $     -

Net income                                                1,014,409      1,014,409      1,014,409

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising during
    the year, net of tax                                    -             (136,379)      (136,379)
Exercise of stock options                                   -               54,181         -
Exercise of callable warrants                               -              200,067         -
Stock issued to employees under stock bonus plans           -            2,448,021         -
Issuance of stock for goods and services                    -            4,288,457         -
Issuance of stock for consulting services                   -              625,113         -
Net reduction in notes receivable from employee
  stockholders                                              -              220,228         -
Issuance of stock for notes receivable - employee
  stockholders                                              -               -              -
Conversion of Class B common stock                          -               -              -
                                                      -------------   ------------   ------------

Balance - June 30, 2005                               $(106,369,283)  $ 51,868,521   $    878,030
                                                      =============   ============   ============





See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       FOR THE YEAR ENDED JUNE 30, 2004


                                           Class A
                                          Non-Voting          Common Stock
                                          Preferred     ---------------------
                                            Stock         Shares       Amount
                                          ----------    ----------  ---------

Balance - June 30, 2003                   $      784    82,452,958  $   8,246

Net loss                                       -              -           -

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising
    during the year, net of tax                -              -           -
Exercise of stock options                      -           201,421         20
Exercise of callable warrants                  -         3,551,625        355
Stock issued to employees under stock
  bonus plans                                  -         1,792,648        179
Issuance of stock for goods and services       -         8,927,183        892
Issuance of stock for consulting services      -         1,223,198        122
Net reduction in notes receivable
  from employee stockholders                   -              -          -
Issuance of stock for notes receivable -
  employee stockholders                        -           264,840         26
Financing costs due to change in terms of
  warrants                                     -              -          -
                                          ----------    ----------  ---------
Balance - June 30, 2004                   $      784    98,413,873  $   9,840
                                          ==========    ==========  =========

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       FOR THE YEAR ENDED JUNE 30, 2004


                                                                Paid-in
                                                    Class C    Capital in
                                                     Common    Excess of    Treasury
                                                     Stock     Par Value     Stock
                                                   ---------- ------------ ----------

Balance - June 30, 2003                            $      956 $131,519,579 $ (675,390)

Net loss                                                -          -            -

Other comprehensive loss income, net of tax:
  Unrealized losses on securities arising during
    the year, net of tax                                -          -            -
Exercise of stock options                               -          219,428      -
Exercise of callable warrants                           -        3,636,789      -
Stock issued to employees under stock bonus plans       -        2,520,464      -
Issuance of stock for goods and services                -       12,001,820      -
Issuance of stock for consulting services               -        1,676,542      -
Net reduction in notes receivable from employee
  stockholders                                          -          -            -
Issuance of stock for notes receivable - employee
  stockholders                                          -          276,859      -
Financing costs due to change in terms of warrants      -          238,950      -
                                                   ---------- ------------ ----------
Balance - June 30, 2004                            $      956 $152,090,431 $ (675,390)
                                                   ========== ============ ==========


See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       FOR THE YEAR ENDED JUNE 30, 2004

                                                      Notes
                                                    Receivable   Accumulated
                                                      From         Other
                                                     Employee   Comprehensive  Accumulated
                                                   Stockholders (Loss) Income    Deficit
                                                   ------------ ------------- -------------
Balance - June 30, 2003                            $  (654,246)  $    68,672  $ (97,889,309)

Net loss                                                -             -          (9,494,383)

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising during
    the year, net of tax                                -           (114,543)       -
Exercise of stock options                               -             -             -
Exercise of callable warrants                           -             -             -
Stock issued to employees under stock bonus plans       -             -             -
Issuance of stock for goods and services                -             -             -
Issuance of stock for consulting services               -             -             -
Net reduction in notes receivable from employee
  stockholders                                          88,497        -             -
Issuance of stock for notes receivable - employee
  stockholders                                        (276,885)       -             -
Financing costs due to change in terms of warrants      -             -             -
                                                   -----------   -----------  -------------
Balance - June 30, 2004                            $  (842,634)  $   (45,871) $(107,383,692)
                                                   ===========   ===========  =============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       FOR THE YEAR ENDED JUNE 30, 2004

                                                                             Comprehensive
                                                                   Total         Loss
                                                               ------------  -------------
Balance - June 30, 2003                                        $ 32,379,292  $     -

Net loss                                                         (9,494,383)   (9,494,383)

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising during
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

                      FONAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       FOR THE YEAR ENDED JUNE 30, 2003


                                           Class A
                                          Non-Voting       Common Stock
                                          Preferred  ------------------------
                                            Stock      Shares         Amount
                                          ---------- ----------    ----------

Balance - June 30, 2002                   $     784  71,582,243    $    7,158

Net loss                                       -           -             -

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising
    during the year, net of tax                -           -             -

Exercise of stock options                      -         27,571             3
Exercise of callable warrants                  -      1,000,000           100
Stock issued to employees under stock
  bonus plans                                  -      2,400,117           240
Issuance of stock for goods and services       -      5,433,077           543
Issuance of stock for consulting services      -        772,042            78
Issuance of stock for options held by
  related party                                -      1,125,000           113
Issuance of stock for note payable             -         15,000             1
Issuance of stock for minority interest        -         97,850            10
Net reduction in notes receivable
  from stockholders                            -           -             -
Conversion of Class B common stock to
  common stock                                 -             58          -
                                          ---------- ----------    ----------
Balance - June 30, 2003                   $      784 82,452,958    $    8,246
                                          ========== ==========    ==========



See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       FOR THE YEAR ENDED JUNE 30, 2003


                                                                   Paid-in
                                           Class B     Class C    Capital in
                                            Common      Common    Excess of
                                            Stock       Stock     Par Value
                                          ----------  ---------- ------------
                                            Shares
                                          ----------
Balance - June 30, 2002                        4,211  $      956 $120,156,196

Net loss                                        -           -            -

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising
    during the year, net of tax                 -           -            -

Exercise of stock options                       -           -          31,200
Exercise of callable warrants                   -           -       1,072,972
Stock issued to employees under stock
  bonus plans                                   -           -       2,653,942
Issuance of stock for goods and services        -           -       5,473,406
Issuance of stock for consulting services       -           -         784,806
Issuance of stock for options held by
  related party                                 -           -       1,226,138
Issuance of stock for note payable              -           -          21,749
Issuance of stock for minority interest         -           -          99,170
Net reduction in notes receivable
  from stockholders                             -           -            -
Conversion of Class B common stock to
  common stock                                   (58)       -            -
                                          ----------  ---------- ------------
Balance - June 30, 2003                        4,153  $      956 $131,519,579
                                          ==========  ========== ============


See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       FOR THE YEAR ENDED JUNE 30, 2003


                                                         Notes
                                                       Receivable  Accumulated
                                                         From         Other
                                           Treasury     Employee   Comprehensive
                                             Stock    Stockholders    Income
                                          ----------  ------------ -------------

Balance - June 30, 2002                   $(675,390)  $ (997,132) $    85,569

Net loss                                       -           -             -

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising
    during the year, net of tax                -           -          (16,897)

Exercise of stock options                      -           -             -
Exercise of callable warrants                  -           -             -
Stock issued to employees under stock
  bonus plans                                  -           -             -
Issuance of stock for goods and services       -           -             -
Issuance of stock for consulting services      -           -             -
Issuance of stock for options held by
  related party                                -           -             -
Issuance of stock for note payable             -           -             -
Issuance of stock for minority interest        -           -             -
Net reduction in notes receivable
  from stockholders                            -        342,886          -
Conversion of Class B common stock to          -
  common stock                                 -           -             -
                                          ----------  -----------   -----------
Balance - June 30, 2003                  $ (675,390)  $(654,246)    $  68,672
                                          ==========  ===========   ===========


See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       FOR THE YEAR ENDED JUNE 30, 2003




                                          Accumulated                 Comprehensive
                                             Deficit        Total         Loss
                                          ------------  ------------  -------------

Balance - June 30, 2002                   $(82,882,893) $ 35,695,248  $    -

Net loss                                   (15,006,416)  (15,006,416)  (15,006,416)

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising
    during the year, net of tax                 -            (16,897)      (16,897)

Exercise of stock options                       -             31,203        -
Exercise of callable warrants                   -          1,073,072        -
Stock issued to employees under stock
  bonus plans                                   -          2,654,182        -
Issuance of stock for goods and services        -          5,473,949        -
Issuance of stock for consulting services       -            784,884        -
Issuance of stock for options held by
  related party                                 -          1,226,251        -
Issuance of stock for note payable              -             21,750        -
Issuance of stock for minority interest         -             99,180        -
Net reduction in notes receivable
  from stockholders                             -            342,886        -
Conversion of Class B common stock to
  common stock                                  -            -              -
                                          ------------  ------------  ------------
Balance - June 30, 2003                   $(97,889,309) $ 32,379,292  $(15,023,313)
                                          ============  ============  ============



See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the Years Ended June 30,
                                           -----------------------------------------------
                                               2005              2004             2003
                                           ------------      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                        $  1,014,409      $ (9,494,383)     $(15,006,416)
  Income from discontinued operations            -                 -               (194,451)
                                           ------------      ------------      ------------
  Income (loss) from continuing operations    1,014,409        (9,494,383)      (15,200,867)
  Adjustments to reconcile net income
    (loss) to net cash (used in) provided
    by operating activities:
      Minority interest in income of
        partnerships                          1,051,401           951,940           776,222
      Depreciation and amortization           3,991,752         3,880,898         4,433,490
      Amortization of unearned license fee   (2,340,000)       (2,340,000)       (2,340,000)
      Loss on impairment of management
        agreement                                -                 -                795,237
      Financing costs due to change in
        terms of warrants                        -                238,950            -
      Gain on sale of equipment                 (28,105)          (21,500)           (1,608)
      Provision for bad debts                   164,293           330,997           701,534
      Compensatory element of stock
        issuances                             3,073,134         4,125,717         4,842,748
      Stock issued for costs and expenses     4,288,457        12,002,712         5,473,949
      Reduction in notes receivable from
        employee stockholders                   125,909            -                 -
  (Increase) decrease in operating
    assets, net:
      Accounts and management fee
        receivable                           (1,592,559)       (2,938,367)          (73,152)
      Notes receivable                         (548,000)           -                170,000
      Costs and estimated earnings
        in excess of billings on
        uncompleted contracts                (8,714,916)       (1,463,374)          792,733
      Inventories                               547,586        (4,528,085)         (393,494)
      Principal payments received on
        sales-type lease - related
        parties                                  -                 14,285         2,597,331
      Principal payments received on
        sales-type lease                        153,412           135,456           119,601
      Prepaid expenses and other
        current assets                         (213,385)         (285,689)         (333,959)
      Other assets                              (17,520)          (37,722)           80,124
      Advances and notes to related
        parties medical practices               256,774           519,181           492,594
  Increase (decrease) in operating
    liabilities, net:
      Accounts payable                        3,100,044         1,664,772          (295,413)
      Other current liabilities               3,328,598         2,674,269           472,617
      Customer advances                      (6,125,756)        2,867,540        (2,774,867)
      Billings in excess of costs and
        estimated earnings on uncompleted
        contracts                            (2,482,265)       (1,814,534)        3,636,527
      Other liabilities                         (28,544)           (2,768)          (57,850)
      Due to related medical practices          (26,629)           -                 -
      Income taxes payable                      (14,597)           15,430          (734,104)
                                           ------------      ------------      ------------
        NET CASH (USED IN) PROVIDED BY
          CONTINUING OPERATIONS              (1,036,507)        6,495,725         3,179,393

        NET CASH PROVIDED BY
          DISCONTINUED OPERATIONS                -                 -                232,939
                                           ------------      ------------      ------------
        NET CASH (USED IN) PROVIDED BY
          OPERATING ACTIVITIES               (1,036,507)        6,495,725         3,412,332
                                           ------------      ------------      ------------


See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                       For the Years Ended June 30,
                                            ------------------------------------------------
                                                2005             2004             2003
                                            ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of marketable securities        $(13,388,404)     $(26,046,021)     $(20,920,431)
  Sales of marketable securities              14,960,935        20,648,354        20,640,000
  Purchases of property and equipment         (2,204,290)       (1,935,186)       (1,273,557)
  Repayment of note receivable from buyers
    of A&A Services                               -                150,000            -
  Costs of capitalized software development     (788,321)         (630,263)         (791,216)
  Proceeds from sale of discontinued
    operations, net                               -                 -              2,821,564
  Proceeds from sale of equipment                 31,126            21,500           133,898
  Cost of patents and copyrights                (464,104)         (572,709)         (424,761)
                                            ------------      ------------      ------------
        NET CASH (USED IN) PROVIDED BY
          INVESTING ACTIVITIES                (1,853,058)       (8,364,325)          185,497
                                            ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  (Repayment of) proceeds from long-term
    debt                                      (5,500,000)        5,500,000           950,000
  Decrease (increase) in restricted cash       5,500,000        (5,500,000)        5,500,000
  Repayment of borrowings and capital lease
    obligations                                 (444,653)       (1,003,935)       (8,674,362)
  Net proceeds from exercise of stock
    options and warrants                         254,248         3,928,182         1,104,275
  Distributions to holders of minority
    interests                                   (909,859)         (916,036)         (604,230)
  Repayment of notes receivable from
    employee stockholders                         32,443            -                 -
                                            ------------      ------------      ------------
        NET CASH (USED IN) PROVIDED BY
          FINANCING ACTIVITIES                (1,067,821)        2,008,211        (1,724,317)
                                            ------------      ------------      ------------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                 (3,957,386)          139,611         1,873,512

CASH AND CASH EQUIVALENTS - BEGINNING OF
  YEAR                                         9,473,989         9,334,378         7,460,866
                                            ------------      ------------      ------------
CASH AND CASH EQUIVALENTS - END OF YEAR     $  5,516,603      $  9,473,989      $  9,334,378
                                            ============      ============      ============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005



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

HMCA entered the physician and diagnostic management services business through the consummation of two acquisitions in fiscal 1997, two acquisitions in fiscal 1998, and one acquisition consummated in fiscal 1999. The acquired companies in all cases were actively engaged in the business of managing medical providers. The medical providers are diagnostic imaging centers, principally MRI scanning centers, multi-specialty practices and primary care practices. On April 8, 2003, HMCA sold all of its issued and outstanding stock of A&A Services, Inc., a physician practice management services organization engaged in the business of managing four primary care practices (see Note 22). On July 28, 2005, HMCA sold the assets consisting principally of the management agreements with the physical therapy and rehabilitation facilities, the assignment of other agreements and rights utilized in the physical therapy and rehabilitation facility management business, the physical therapy equipment, a portion of the accounts receivable and furniture and fixtures we provided to the physical therapy and rehabilitation facilities (see Note 24). As a result of the sale on July 28, 2005, HMCA is only managing diagnostic imaging centers.

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

                                 JUNE 30, 2005



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates
----------------

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The most significant estimates relate to allowances, intangible assets, income taxes, useful lives of property and equipment, contingencies, revenue recognition and litigation. In addition, healthcare industry reforms and reimbursement practices will continue to impact the Company's operations and the determination of contractual and other allowance estimates. Actual results could differ from those estimates.

Investment in Marketable Securities
-----------------------------------

The Company accounts for its investments using Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market value gains and losses are charged to earnings if the securities are traded for short-term profit. Otherwise, such unrealized gains and losses are charged or credited to comprehensive income (loss).

Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and re-evaluates such designations as of each balance sheet date. At June 30, 2005 and 2004, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair market value, with unrealized gains and losses reported in comprehensive income (loss). Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the accompanying Consolidated Statements of Operations.

Inventories
-----------

Inventories consist of purchased parts, components and supplies, as well as work-in-process, and are stated at the lower of cost determined on the first-in, first-out method or market.

                      FONAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
----------------------

Property and equipment procured in the normal course of business is stated at cost. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is being depreciated for financial accounting purposes using the straight-line method over the shorter of their estimated useful lives, generally five to seven years, or the term of a capital lease, if applicable. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Maintenance and repair expenses totaled approximately $738,000, $598,000 and $625,000 for the years ended June 30, 2005, 2004 and 2003.

Management Agreements
---------------------

Amounts allocated to management agreements, in connection with two acquisitions completed during the period from June 1997 through August 1998, are being amortized using the straight-line method over the 20-year term of the agreements. These management agreements were sold on July 28, 2005 (see Notes 3 and 24).

Other Intangible Assets
-----------------------

1)  Capitalized Software Development Costs

Capitalization of software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software is generally based upon achievement of a detail program design free of high risk development issues and the completion of research and development on the product hardware in which it is to be used. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology.

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

                      FONAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Intangible Assets (Continued)
-----------------------

1)  Capitalized Software Development Costs (Continued)

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

Long-Lived Assets
-----------------

The Company periodically assesses the recoverability of long-lived assets, including property and equipment and intangibles, when there are indications of potential impairment, based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors (see Notes 9 and 10).

Revenue Recognition
-------------------

Revenue on sales contracts for scanners is recognized under the percentage-of-completion method. The Company manufactures its scanners under specific contracts that provide for progress payments. Production and installation take approximately three to six months. The percentage of completion is determined by the ratio of costs incurred to date on completed sub-assemblies to the total estimated cost for each scanner. Contract costs include purchased parts and components, direct labor and overhead. Revisions in cost estimates and provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. The asset, "Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts", represents revenues recognized in excess of amounts billed. The liability, "Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts", represents amounts billed in excess of revenues recognized.

Revenue on scanner service contracts is recognized on the straight-line method over the related contract period, usually one year.

Revenue from sales of other items is recognized upon shipment.

                      FONAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005



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

Revenue under management and lease contracts is recognized based upon contractual agreements for management services rendered by the Company and leases of medical equipment primarily under various long-term agreements with related medical providers (the "PCs"). The PCs are primarily owned by Raymond
V. Damadian, M.D., President and Chairman of the Board of FONAR. The Company's agreements with the PCs stipulate fees for services rendered and equipment leased, are primarily calculated on activity based efforts at pre-determined rates per unit of activity. All fees are re-negotiable at the anniversary of the agreements and each year thereafter.

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

Advertising Costs
-----------------

Advertising costs are expensed as incurred. Advertising expense approximated $1,604,000, $2,576,000 and $3,558,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

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

                                 JUNE 30, 2005



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

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share
--------------------------------------------------------------------------------


The Company has various stock-based employee compensation plans, which are more fully described in Note 12. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board
Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with EITF 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6"), which nullifies EITF Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share," in periods when there is net income, the Company uses the two-class method to calculate the effect of the Company's participating convertible securities, which include the Class A Non-voting Preferred stock, Class B common stock and Class C common stock, and the if-converted method is used to calculate the effect of participating convertible securities on diluted EPS. In addition, these participating convertible securities were not included in the computation of basic EPS for the years ended June 30, 2004 and 2003 because the participating securities did not have a contractual obligation to share in the losses of the Company. The provisions of EITF 03-6 became effective for the Company beginning April 1, 2004. The adoption of this new pronouncement did not have any impact on the Company's consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share (Continued)
--------------------------------------------------------------------------------

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of certain options and warrants of approximately 660,000 as of June 30, 2005 has not been included in the computation of diluted EPS since the effect would be anti-dilutive. The number of common shares potentially issuable upon the exercise of options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation, because they are antidilutive as a result of the net losses, was as follows: 7,690,392 and 9,841,956 as of June 30, 2004 and 2003, respectively.


Earnings (Loss) Per Share
-------------------------

                                              June 30, 2005                    June 30
                                -------------------------------------- ------------------------
                                                             Class C
                                                Common       Common
                                   Total        Stock        Stock        2004         2003
                                ------------ ------------ ------------ -----------  ------------
Basic
-----

Numerator:
  Net income (loss) available
    to common stockholders      $    943,768 $    921,214 $     22,554 $(9,494,383) $(15,006,416)
                                ============ ============ ============ ===========  ============
Denominator:
  Weighted average shares
    outstanding                               101,591,997    9,562,824  91,027,951    75,816,973
                                             ============ ============ ===========  ============
Basic earnings (loss) per
    common share                       $0.01        $0.01        $ -        $(0.10)       $(0.20)
                                       =====        =====        =====       =====        ======

Diluted
-------

  Weighted average shares
    outstanding                  101,591,997  101,591,997               91,027,951    75,816,973
  Stock options                      257,961      257,961                     -             -
  Warrants                           468,139      468,139                     -             -
  Conversion of Class C
    Common stock                   3,187,608    3,187,608                     -             -
                                ------------ ------------               -----------  ------------
  Denominator for Diluted
    Earnings Per Share:
      Weighted average shares
        outstanding of common
        stock and equivalents    105,505,705  105,505,705               91,027,951    75,816,973
                                ============ ============              ===========  ============
  Diluted earnings (loss)
    per common share                   $0.01        $0.01                   $(0.10)       $(0.20)
                                       =====        =====                   ======        ======

                      FONAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share (Continued)
--------------------------------------------------------------------------------


The  following  table  illustrates  the  effect on net income (loss) and  income
(loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                     For the Years Ended
                                                           June 30,
                                        ------------------------------------------
                                            2005           2004           2003
                                        ------------   ------------   ------------
Net Income (Loss) Available to Common
  Stockholders, as Reported             $    943,768  $ (9,494,383)  $(15,006,416)

Deduct:
  Total stock-based employee
    compensation expense determined
    under fair value based method for
    all awards                               216,362       438,751        559,416
                                        ------------  ------------   ------------
Proforma Net Income (Loss)              $    727,406  $ (9,933,134)  $(15,565,832)
                                        ============  ============   ============

Basic and Diluted Net Earnings (Loss)
  Per Share, as Reported                      $ 0.01        $(0.10)        $(0.20)
                                              ======        ======         ======
Basic and Diluted Proforma Net Earnings
  (Loss) Per Share                            $ 0.01        $(0.11)        $(0.21)
                                              ======        ======         ======

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                       For the Years Ended
                                             June 30,
                                ----------------------------------
                                 2005          2004          2003
                                ------       -------       -------
Expected life (years)              3             3             3
Interest rate                   2.69%         2.69%         4.00%
Annual rate of dividends           0%            0%            0%
Volatility                        40%           55%           55%


The weighted average fair value of the options at the date of grant, using the fair value based method, for the years ended June 30, 2005, 2004 and 2003 was estimated at $0.74, $0.75 and $0.60, respectively.

                      FONAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
-------------------------

The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents.

Concentration of Credit Risk
----------------------------

Cash: The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits throughout the year. At June 30, 2005, the Company had cash on deposit of approximately $3,629,000 in excess of federally insured limits.

Related Parties:   Net revenues from related parties accounted for approximately
29%, 40% and 58% of the consolidated net revenues for the years ended June 30, 2005, 2004 and 2003, respectively.

Fair Value of Financial Instruments
-----------------------------------

The financial statements include various estimated fair value information at June 30, 2005, 2004 and 2003, as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

                      FONAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)
---------------------------

Comprehensive income (loss) generally includes all changes  in  equity  during a
period,   except   those   resulting   from   investments  by  stockholders  and
distributions to stockholders.

Recent Accounting Pronouncements
--------------------------------

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.

In December 2004, the Financial Accounting Standards Board ("FASB") issued its final standard on accounting for share-based payments ("SBP"), FASB Statement No. 123R (revised 2004), Share-Based Payment. The statement requires companies to expense the value of employee stock options and similar awards. Under FAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The effective date for public companies is annual periods beginning after June 15, 2005, and applied to all outstanding and unvested SBP awards at a company's adoption. Management does not anticipate that this statement will have a significant impact on the Company's consolidated financial statements.

In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections
- a Replacement of APB Opinion No. 20 and FASB No. 3." This statement requires retrospective application of prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine the period specific effects, or the cumulative effect of the change. This pronouncement will be effective December 15, 2005. Currently, the Company does not have changes in accounting principle, the adoption of SFAS No. 154 will not have an impact on the Company's financial position or results of operations.

Investment At Cost
------------------

The Company has a 20% equity interest in an unconsolidated entity. The income on this investment is included under other income (expense) (see Note 17).

                      FONAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported net losses for any periods presented.

NOTE 3 - MANAGEMENT AGREEMENTS

In connection with two acquisitions completed in June of 1997 and August of 1998, a portion of the purchase price was allocated to various long-term management agreements. The cost, accumulated amortization and net carrying value at June 30, 2005 and 2004 is as follows:

                                         As of June 30, 2005
                                         -------------------

                               Acquisition             Accumulated  Net Carrying
                                  Date         Cost    Amortization    Value
                               ----------- ----------- ------------ ------------

Affordable Diagnostics, Inc.   June 1997   $ 1,441,684 $ 1,441,684  $     -

Dynamic Health Care
  Management, Inc. ("Dynamic") August 1998   7,124,855   3,133,167    3,991,688
                                           ----------- -----------  -----------
                                           $ 8,566,539 $ 4,574,851  $ 3,991,688
                                           =========== ===========  ===========



                               Acquisition             Accumulated  Net Carrying
                                  Date         Cost    Amortization    Value
                               ----------- ----------- ------------ ------------


Affordable Diagnostics, Inc.   June 1997   $ 3,719,640 $ 1,255,702  $ 2,463,938

Dynamic Health Care
  Management, Inc. ("Dynamic") August 1998   8,951,907   2,685,572    6,266,335
                                           ----------- -----------  -----------
                                           $12,671,547 $ 3,941,274  $ 8,730,273
                                           =========== ===========  ===========


Amortization of management agreements for the years ended June 30, 2005, 2004 and 2003 was $633,577, $633,577 and $696,285, respectively.

                      FONAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005



NOTE 3 - MANAGEMENT AGREEMENTS (Continued)

On May 23, 2005, HMCA and Dynamic terminated their management agreements with three related physical medicine practices, under which HMCA and Dynamic were managing six physical medicine facilities. Commensurate with this termination, HMCA and Dynamic entered into new management agreements with four unrelated medical practices to manage five of the same physical medicine facilities. Pursuant to the Termination and Replacement Agreements, the related medical practices assigned to HMCA and Dynamic medical receivables valued at $11,775,000 in consideration of management fees outstanding of $7,669,993 and termination fees of $4,105,007. The $4,105,007 was accounted for as a recovery of the capitalized management agreements, with $2,277,956 allocated to the Affordable Diagnostics, Inc. capitalized management agreements and $1,827,052 allocated to the Dynamic Healthcare Management, Inc. capitalized management agreements.

The Termination and Replacement Agreements required the related physical medicine practices to replace five of the six management agreements, which HMCA and Dynamic were managing. In the event that the related medical practices did not replace the management agreements, the related medical practices would be obligated to continue to pay the monthly management fees under the cancelled agreements until a total of $4,000,000 was received. As noted above, the five management agreements were replaced on May 23, 2005.

On July 28, 2005, the management agreements, along with certain related assets, were sold (see Note 24).


Sale of Management Company - A&A Services, Inc.
-----------------------------------------------

On April 8, 2003, the Company's wholly-owned subsidiary, HMCA, sold all of its issued and outstanding stock of A&A Services, Inc. (see Note 22).

Impairment Loss - Central Health Care Management Services, Inc.
---------------------------------------------------------------

During the year ended June 30, 2003, the primary care medical practices managed by the Company's subsidiary, Central Health Care Management Services, Inc., closed because it experienced a significant overall decline in patient volume and related operating cash flows, which led to the inability of the medical practices to fully and timely pay the contractual management fees to the Company. As a result, the Company recorded an impairment loss of $795,237 during the year ended June 30, 2003, related to the management agreement, which reduced the carrying value of such agreement to $-0-.

                      FONAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005



NOTE 4 - MARKETABLE SECURITIES

The following is a summary of marketable securities at June 30, 2005 and 2004:

                                            June 30, 2005
                            --------------------------------------------
                                           Unrealized      Fair Market
                                Cost          Loss            Value
                            -----------    -----------     -----------


Certificate of deposits     $ 1,600,000    $   (17,925)    $ 1,582,075
U.S. Government Obligations   3,781,987        (12,787)      3,769,200
Corporate and government
  agency bonds                4,100,000       (149,175)      3,950,825
Equities - other                111,494         (2,363)        109,131
                            -----------    -----------     -----------
                            $ 9,593,481    $  (182,250)    $ 9,411,231
                            ===========    ===========     ===========

                                            June 30, 2004
                            --------------------------------------------
                                           Unrealized      Fair Market
                                Cost          Loss            Value
                            -----------    -----------     -----------


Certificate of deposits     $ 2,550,000    $   (24,243)    $ 2,525,757
U.S. Government Obligations   5,181,010        (24,912)      5,156,098
Corporate and government
  agency bonds                3,399,818         (1,696)      3,398,122
Equities - other                 35,184          4,980          40,164
                            -----------    -----------     -----------
                            $11,166,012    $   (45,871)    $11,120,141
                            ===========    ===========     ===========


All debt securities are due within five years. At June 30, 2005, the amount of cost due within one year was $3,087,486.

NOTE 5 - ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE

The Company's customers are concentrated in the healthcare industry.

The Company's receivable from the related and non-related PCs substantially consists of fees outstanding under management agreements, service contracts and lease agreements. Payment of the outstanding fees is dependent on collection by the PCs of fees from third party medical reimbursement organizations, principally insurance companies and health management organizations.

                      FONAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005

NOTE 5 - ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE (Continued)

Collection by the Company of its accounts receivable may be impaired by the uncollectibility of PCs medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Approximately 66%, 65% and 69%, respectively, of the PCs 2005, 2004 and 2003 net revenues were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps, including legally prescribed arbitrations, to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

The Company was assigned medical receivables valued at $11,775,000, in connection with the satisfaction of the management fees and termination fees related to a Termination and Replacement Agreement dated May 23, 2005 (see Note
3). The balance of the medical receivables as of June 30, 2005 was $9,990,000.

Net revenues from management and other fees charged to the related PCs accounted for approximately 22%, 32% and 43%, of the consolidated net revenues for the years ended June 30, 2005, 2004 and 2003, respectively.

Unaudited Financial Information of Unconsolidated Managed Medical Practices
---------------------------------------------------------------------------

Audited financial information related to the 17 unconsolidated related PCs managed by the Company is not available. Substantially all of these medical practices' books and records are maintained on a cash basis, they depreciate their equipment on an accelerated tax basis and have a December 31 year end.

Summarized unaudited income statement data for the years ended December 31, 2004, 2003 and 2002 related to the 17 unconsolidated medical practices managed by the Company are as follows:

                                 (000's omitted)

                                    2004      2003      2002
                                  --------  --------  --------
         Patient Revenue - Net    $ 33,584  $ 30,974  $ 31,316
                                  ========  ========  ========
         Income (Loss) from
         Operations (Income Tax
         - Cash Basis)            $     74  $    (53) $   (160)
                                  ========  ========  ========
         Net Loss (Income Tax -
         Cash Basis)              $   (247) $   (554) $   (608)
                                  ========  ========  ========

                      FONAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005



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

NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of June 30, 2005 and 2004 is as follows:


                                   As of June 30,
                              ------------------------
                                  2005         2004
                              -----------    ---------
Costs incurred on uncompleted
  contracts                   $18,364,046  $11,961,900
Estimated earnings              8,704,477    8,298,538
                              -----------  -----------
                               27,068,523   20,260,438
Less: Billings to date         16,985,000   21,374,096
                              -----------  -----------
                              $10,083,523  $(1,113,658)
                              ===========  ===========

                      FONAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005



NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES (Continued)

Included in the accompanying consolidated balance sheets under the following captions:


                                      As of June 30,
                               --------------------------
                                  2005           2004
                               -----------    -----------

Costs and estimated earnings
  in excess of billings on
  uncompleted contracts        $10,538,163  $ 1,711,306
Costs and estimated earnings
  in excess of billings on
  uncompleted contracts -
  related party                      -          111,941
Less:  Billings in excess
  of costs and estimated
  earnings on uncompleted
  contracts                        301,179    2,936,905
Less:  Billings in excess of
  costs and estimated earnings
  on uncompleted contracts -
  related party                    153,461       -
                               -----------  -----------
                               $10,083,523  $(1,113,658)
                               ===========  ===========


2)  Customer advances consist of the following:



                                      As of June 30, 2005
                            --------------------------------------
                                           Related
                               Total       Parties        Other
                            -----------  ------------  -----------

Total advances              $18,659,549  $ 1,541,566  $17,117,983
Less: Advances on contracts
        under construction   16,985,000    1,500,000   15,485,000
                            -----------  -----------  -----------
                            $ 1,674,549  $    41,566  $ 1,632,983
                            ===========  ===========  ===========

                      FONAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005



NOTE  6 - COSTS  AND ESTIMATED EARNINGS ON  UNCOMPLETED CONTRACTS AND   CUSTOMER
ADVANCES (Continued)

                                      As of June 30, 2004
                            --------------------------------------
                                           Related
                               Total       Parties        Other
                            -----------  ------------  -----------
Total advances              $29,174,401  $ 1,009,096  $28,165,305
Less: Advances on contracts
        under construction   21,374,096    1,009,096   20,365,000
                            -----------  -----------  -----------
                            $ 7,800,305  $    -       $ 7,800,305
                            ===========  ===========  ===========

NOTE 7 - INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:


                                               As of June 30,
                                         -----------------------
                                            2005         2004
                                         ----------   ----------

Purchased parts, components and supplies $ 8,290,077 $ 7,016,218
Work-in-process                            1,547,713   2,569,128
                                         ----------- -----------
                                         $ 9,837,790 $ 9,585,346
                                         =========== ===========


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

                                 JUNE 30, 2005



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

The Company's investment in sales-type leases as at June 30, 2005 and 2004 is as follows:

                                            As of June 30,
                                      -------------------------
                                         2005           2004
                                      ----------     ----------


Net minimum lease payments receivable $  512,613   $  733,281
Less: Unearned income                     59,834      127,090
                                      ----------   ----------
Net investment in sales-type leases   $  452,779   $  606,191
                                      ==========   ==========
Current portion                       $  173,751   $  153,413
Non-current portion                      279,028      452,778
                                      ----------   ----------
                                      $  452,779   $  606,191
                                      ==========   ==========

Future minimum lease payments are as follows:

Years Ending June 30:
-------------------
        2006          $  173,751
        2007              79,028
        2008             200,000
                      ----------
                      $  452,779
                      ==========


Interest income from sales-type leases with related parties for the years ended June 30, 2005, 2004 and 2003 amounted to $-0-, $-0- and $172,363, respectively.

                      FONAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005



NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2005 and 2004, is comprised of:

                                          As of June 30,
                                   --------------------------
                                       2005          2004
                                   -----------    -----------

Diagnostic equipment under capital
  leases                           $   800,339   $   621,411
Diagnostic equipment                 4,053,198     3,519,060
Research, development and
  demonstration equipment            8,819,089     9,506,134
Machinery and equipment              7,393,347     7,689,317
Furniture and fixtures               3,581,104     3,357,549
Equipment under capital leases       1,517,441     1,517,441
Leasehold improvements               6,095,373     5,127,950
                                   -----------   -----------
                                    32,259,891    31,338,862
Less: Accumulated depreciation
        and amortization            24,665,666    23,128,241
                                   -----------   -----------
                                   $ 7,594,225   $ 8,210,621
                                   ===========   ===========

Depreciation and amortization of property and equipment for the years ended June 30, 2005, 2004 and 2003 was $2,651,310, $2,626,849 and $3,247,798, respectively.

Equipment under capital leases has a net book value of $995,303 and $785,130 at June 30, 2005 and 2004, respectively.

                      FONAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005



NOTE 10 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2005 and 2004 are comprised of:

                                       As of June 30,
                                 -------------------------
                                    2005           2004
                                 ----------     ----------
Capitalized software development
  costs                          $4,159,882   $3,371,561
Patents and copyrights            3,135,672    2,671,568
                                 ----------   ----------
                                  7,295,554    6,043,129
Less: Accumulated amortization    2,792,307    2,085,442
                                 ----------   ----------
                                 $4,503,247   $3,957,687
                                 ==========   ==========

Information related to other intangible assets for the years ended June 30, 2005, 2004 and 2003 is as follows:

                               2005        2004        2003
                            ----------  ----------  ----------
Balance - Beginning of Year $3,957,687  $3,375,187  $2,648,618

Amounts capitalized          1,252,425   1,202,972   1,215,977

Amortization                  (706,865)   (620,472)   (489,408)
                            ----------  ----------  ----------
Balance - End of Year       $4,503,247  $3,957,687  $3,375,187
                            ==========  ==========  ==========

Amortization of patents and copyrights for the years ended June 30, 2005, 2004 and 2003 amounted to $95,613, $82,429 and $72,382, respectively.

Amortization of capitalized software development costs for the years ended June 30, 2005, 2004 and 2003 was $611,252, $538,043 and $417,026, respectively.

                      FONAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005



NOTE 10 - OTHER INTANGIBLE ASSETS (Continued)

The estimated amortization of patents and copyrights and capitalized software development costs for the five years ending June 30, 2010 is as follows:


                                       Capitalized
                                        Software
 For the Years             Patents and Development
Ending June 30,    Total   Copyrights     Costs
--------------- ---------- ----------- -----------
     2006       $  682,776 $  121,114  $  561,662
     2007          610,029    123,517     486,512
     2008          590,287    150,390     439,897
     2009          560,811    152,479     408,332
     2010          412,849    117,855     294,994
                ---------- ----------  ----------
                $2,856,752 $  665,355  $2,191,397
                ========== ==========  ==========

The weighted average amortization period for other intangible assets is 8.6 years and has no residual value.

NOTE 11 - NOTES RECEIVABLE

Notes receivable represents $180,000 due from a customer for the purchase of a system. The note is payable over two years.

Also included in notes receivable are promissory notes totaling $368,000. These notes represent advances to unrelated PCs, in which HMCA has entered into management agreements. These agreements, along with the promissory notes, were sold on July 28, 2005 as part of the sale of the physical medicine management business (see Note 24).

NOTE 12 - CAPITAL STOCK

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

                     FONAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2005



NOTE 12 - CAPITAL STOCK (Continued)

Common Stock (Continued)
------------

On February 15, 2005, the Company amended its certificate of incorporation increasing the number of authorized shares from 110,000,000 to 130,000,000.

On October 6, 2003 and June 28, 2004, the Company filed Registration Statements on Form S-3 to register 10,000,000 shares (5,000,000 shares on each date) of the Company's common stock to be issued for various costs and expenses of the Company. As of June 30, 2005, no shares of common stock of FONAR were available for future grant under this plan.

Class B Common Stock
--------------------

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. There were 3,953 and 4,153 of such shares outstanding at June 30, 2005 and 2004, respectively.

Class C Common Stock
--------------------

On April 3, 1995, the stockholders ratified a proposal creating a new Class C common stock and authorized the exchange offering of three shares of Class C common stock for each share of the Company's outstanding Class B common stock. The Class C common stock has 25 votes per share, as compared to 10 votes per share for the Class B common stock and one vote per share for the common stock. The Class C common stock was offered on a three-for-one basis to the holders of the Class B common stock. Although having greater voting power, each share of Class C common stock has only one-third of the rights of a share of Class B common stock to dividends and distributions. Class C common stock is convertible into shares of common stock on a three-for-one basis. As of June 30, 2005, the Company does not have enough common stock available for the conversion of the Class C common stock.

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

                                JUNE 30, 2005



NOTE 12 - CAPITAL STOCK (Continued)

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

FONAR's 1993 Incentive Stock Option Plan (the "FONAR 1993 Plan"), adopted on March 26, 1993, was intended to qualify as an incentive stock option plan under
Section 422A of the Internal Revenue Code of 1954, as amended. The FONAR 1993 Plan permitted the issuance of stock options covering an aggregate of 1,500,000 shares of common stock of FONAR. The FONAR 1993 Plan terminated on March 25, 2003. No options to purchase shares of common stock remained available for grant under the FONAR 1993 Plan at that time. There are 59,000 options that were issued under the FONAR 1993 Plan that remain outstanding.

FONAR's 1997 Nonstatutory Stock Option Plan, adopted on May 9, 1997, permits the issuance of stock options covering an aggregate of 5,000,000 shares of common stock of FONAR. The options may be issued at such prices and upon such terms and conditions as are determined by FONAR. The 1997 Plan will terminate on May 8, 2007. As of June 30, 2005, options to purchase 2,098,724 shares of common stock of FONAR were available for future grant. Of the options granted under this plan, 2,189,002 remain outstanding.

                     FONAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2005



NOTE 12 - CAPITAL STOCK (Continued)

Options (Continued)
-------

FONAR's 2002 Incentive Stock Option Plan (the "FONAR 2002 Plan"), adopted on July 1, 2002, is intended to qualify as an incentive stock option plan under
Section 422A of the Internal Revenue Code of 1954, as amended. The FONAR 2002 Plan permits the issuance of stock options covering an aggregate of 2,500,000 shares of common stock of FONAR. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The FONAR 2002 Plan will terminate on June 30, 2012. As of June 30, 2005, options to purchase 1,323,572 shares of common stock of FONAR were available for future grant under this plan and 587,646 shares remain outstanding.

FONAR's 2005 Incentive Stock Option Plan (the "FONAR 2005 Plan"), adopted on February 16, 2005, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The FONAR 2005 Plan permits the issuance of stock options covering an aggregate of 2,000,000 shares of common stock of FONAR. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are non-transferable, are exercisable for a period not exceeding ten years, and expire upon the voluntary termination of employment. The FONAR 2005 Plan will terminate on February 14, 2015. As of June 30, 2005, 2,000,000 shares of common stock of FONAR were available for future grant under this Plan.

                    FONAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2005



NOTE 12 - CAPITAL STOCK (Continued)

Options (Continued)
-------

Stock option activity and weighted average exercise prices under these plans and grants for the years ended June 30, 2005, 2004 and 2003 were as follows:

                                       Weighted
                                       Average
                           Number of   Exercise
                            Options     Price
                           ---------  ---------
Outstanding, June 30, 2002 3,000,191    $1.47
Granted                      718,073     1.00
Exercised                    (27,571)    1.13
Forfeited                      -          -
                           ---------    -----
Outstanding, June 30, 2003 3,690,693     1.38
Granted                      324,183     1.11
Exercised                   (471,788)    0.98
Forfeited                   (496,082)    2.57
                           ---------    -----
Outstanding, June 30, 2004 3,047,006     1.22
Granted                      150,973     1.28
Exercised                   (200,456)    1.23
Forfeited                   (161,875)    1.28
                           ---------    -----
Outstanding, June 30, 2005 2,835,648    $1.22
                           =========    =====

Exercisable at:
  June 30, 2003            1,972,777    $1.62
  June 30, 2004            2,425,311    $1.24
  June 30, 2005            2,287,947    $1.24

The range of exercise prices for options outstanding as of June 30, 2005 was as follows:

                                      Weighted
                                      Average
                         Number of    Remaining
                          Options    Contractual
Range of Exercise Price Outstanding Life in Years
----------------------- ----------- -------------

$. 75 - $1.125           2,039,891       5.9
$1.13 - $1.69              590,739       6.5
$1.70 - $1.875             205,018       6.1
                         ----------
                         2,835,648
                         ==========

                    FONAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2005



NOTE 12 - CAPITAL STOCK (Continued)

Options (Continued)
-------

On March 10, 1997, HMCA adopted the 1997 Incentive Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 2,000,000 shares of the common stock of HMCA. Options to purchase 1,600,000 shares at an option price of $0.10 per share were granted on March 10, 1997. As of June 30, 2005, options to purchase 400,000 shares of HMCA common stock were available for future grant under this plan.

On December 16, 1998, HMCA adopted the 1998 Non-Statutory Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 500,000 shares of the common stock of HMCA. Options to purchase 400,000 shares at an option price of $1.00 per share were granted on December 16, 1998. During the year ended June 30, 2003, the Company issued 1,125,000 shares of FONAR common stock at a value of $1,226,251 to a related party in exchange for the options outstanding under the HMCA 1997 Incentive and 1998 Non-Statutory Stock Option Plans. As of June 30, 2005, 100,000 shares of HMCA common stock were available for future grant under this plan.

On December 16, 1998, HMCA adopted the 1998 Incentive Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 2,000,000 shares of the common stock of HMCA. Options to purchase 670,000 shares at an option price of $1.00 per share were granted on December 16, 1998. 470,000 of the options granted will not become exercisable unless and until such time as HMCA successfully completes a public offering of its securities, and 200,000 of the options will not become exercisable until one year thereafter. The options will expire on December 15, 2008. No options have vested as of June 30, 2005. As of June 30, 2005, options to purchase 1,330,000 shares of HMCA common stock were available for future grant under this plan.

Stock option share activity and weighted average exercise prices under the HMCA plans and grants for the three years ended June 30, 2005, 2004 and 2003 were as follows:

                                            Weighted
                                            Average
                               Number of    Exercise
                                Options      Price
                               ---------   ---------

Outstanding, June 30, 2002      2,670,000    $0.46

Exchanged for common stock of
  FONAR                        (2,000,000)   $0.28
                               ----------
Outstanding, June 30, 2003        670,000    $1.00

Forfeited                         (10,000)   $1.00
                               ----------    -----
Outstanding, June 30, 2004 and
  2005                            660,000    $1.00
                               ==========    =====

                     FONAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2005



NOTE 12 - CAPITAL STOCK (Continued)

Stock Bonus Plans
-----------------

FONAR's 2003 Stock Bonus Plan, adopted on November 1, 2002, permitted FONAR to issue an aggregate of 5,000,000 shares of common stock of FONAR as bonus or compensation. As of June 30, 2005, no shares of common stock of FONAR were available for future grant under this plan.

FONAR's 2003 Supplemental Stock Bonus Plan, adopted May 1, 2003, permits FONAR to issue an aggregate of 5,000,000 shares of common stock of FONAR as bonus or compensation. FONAR selects the persons to whom bonus stock will be issued, the number of shares to be awarded and such other terms and conditions as it deems advisable. The 2003 Supplemental Stock Bonus Plan will terminate on April 30, 2013. As of June 30, 2005, no shares of common stock of FONAR were available for future grant under this plan.

On February 6, 2004, the Company filed a Registration Statement on Form S-8 to register 2,000,000 shares under the Company's 2004 Stock Bonus Plan that was adopted on February 4, 2004. As of June 30, 2005, no shares of common stock of FONAR were available for future grant under this plan.

On February 16, 2005, the Company filed a registration statement on Form S-8 to register 3,000,000 shares under FONAR's 2005 Stock Bonus Plan. As of June 30, 2005, 2,261,424 shares of common stock of FONAR were available for future grant under this plan.

Warrants
--------

In connection with the convertible debenture financing with The Tail Wind Fund, Ltd. (the "investor") completed in May of 2001, the Company granted to the investor and the placement agent warrants to purchase a total of 959,501 common shares at an exercise price of $1.801 per share. The warrants were exercisable over a five-year period. The fair value of the warrants was estimated at $1.14 on the date of grant using the Black-Scholes pricing model. Separately, the Company issued to the investor callable warrants to purchase a total of 2,000,000 shares of common stock at fluctuating prices.

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

                     FONAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2005



NOTE 12 - CAPITAL STOCK (Continued)

Warrants (Continued)
--------

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

On June 17, 2004, warrants to purchase 151,625 shares of the Company's common stock were exercised at an exercise price of $.79 per share resulting in proceeds of $119,784.

On July 1, 2004, warrants to purchase 151,625 shares of the Company's common stock were exercised at an exercise price of $.79 per share resulting in proceeds of $119,784.

                     FONAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2005



NOTE 12 - CAPITAL STOCK (Continued)

Warrants (Continued)
--------

On November 4, 2004, warrants to purchase 101,625 shares of the Company's common stock were exercised at an exercise price of $.79 per share resulting in proceeds of $80,283.

As of June 30, 2005, 1,050,000 purchase warrants remain outstanding under the terms indicated above.



NOTE 13 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following:

                                                              June 30,
                                                      -------------------------
                                                        2005          2004
                                                      -----------   -----------
Line of credit to a bank which expired  on
March  31,  2005, collateralized by a $5.5
million restricted money market account,
requiring monthly payments of interest
only, at a rate of 1.75%.                             $      -      $ 5,500,000

Capital lease requiring monthly payments
of $13,623, including  interest  at  a
rate of 10.51% per annum through July 2010.
The loan was collateralized by the related
equipment.                                                625,602          -

Capital lease requiring monthly payments
of $8,468, including interest at a rate
of  8.63%  through April 2005.  The loan
was collateralized by the related equipment.                  -          73,544

Note payable requiring monthly payments of
$21,083, including interest at a rate of
8% per annum  through August 31, 2007.
The note is collateralized by the related                 500,834       703,822
equipment.

Capital  lease  requiring  monthly  payments
of  $2,997, including interest at a rate of
8.36% per annum through October 2008.  The
loan is collateralized by the related
equipment.                                                103,616       129,491

Other (including capital leases for property
  and equipment).                                         161,462       295,636
                                                       -----------  -----------
                                                        1,391,514     6,702,493
Less:  Current portion                                    425,143     5,982,991
                                                       -----------  -----------
                                                       $  966,371   $   719,502
                                                       ===========  ===========

                     FONAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2005



NOTE 13 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (Continued)

The maturities of long-term debt over the next five years are as follows:


                     Years Ending
                         June 30,
                     ------------
                      2006         $  425,143
                      2007            406,564
                      2008            227,094
                      2009            162,430
                      2010            156,781
                      Thereafter       13,502
                                   ----------
                                   $1,391,514
                                   ==========

NOTE 14 - INCOME TAXES

Components of the current provision for income taxes are as follows:

                   Years Ended June 30,
          -------------------------------------
             2005          2004         2003
          ----------    ----------   ----------


Current:
  Federal $    -       $   -         $ (554,642)
  State       64,041       29,889      (149,229)
          ----------   ----------    ----------
          $   64,041   $   29,889    $ (703,871)
          ==========   ==========    ==========


During the year ended June 30, 2003, the Company recorded a benefit for federal and state income taxes of $554,642 and $169,244, respectively, substantially due to the reversal of an accrual for corporate income taxes related to the 1997 tax year, for which the statute of limitations has expired.

                     FONAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2005



NOTE 14 - INCOME TAXES (Continued)

A reconciliation of the federal statutory income tax rate to the Company's effective tax rate as reported is as follows:

                           Years Ended June 30,
                           ------------------------------------
                               2005          2004        2003
                           ----------    ----------  ----------

Taxes at federal statutory
  rate                          34.0%     (34.0)%     (34.0)%
State and local income
  taxes (benefit), net of
  federal benefit                5.9        0.3        (0.9)
Permanent differences            2.5        1.8        (2.6)
Increase in the valuation
  allowance against
  deferred tax assets            -         32.2        33.1
Utilization of net
  operating loss that were
  fully reserved               (36.5)       -           -
                              ------     ------      ------
Effective income tax rate        5.9%       0.3%       (4.4)%
                              ======     ======      ======

As of June 30, 2005, the Company has net operating loss ("NOL") carryforwards of approximately $105,268,000 that will be available to offset future taxable income. The utilization of certain of the NOL's is limited by separate return limitation year rules pursuant to Section 1502 of the Internal Revenue Code. The expiration dates of NOL carryforwards are as follows:


            June 30,
            --------

                2012   $  5,136,000
                2013        845,000
                2019     15,852,000
                2020     18,718,000
                2021     19,619,000
                2022     19,680,000
                2023     16,228,000
                2024      9,190,000
                       ------------
                       $105,268,000
                       ============

                     FONAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2005



NOTE 14 - INCOME TAXES (Continued)

The Company has, for federal income tax purposes, research and development tax credit carryforwards aggregating $3,358,993, which are accounted for under the flow-through method. The tax credit carryforwards expire as follows:


             June 30,
             --------

                2012   $   70,145
                2013      402,590
                2018      432,195
                2019      378,193
                2020      448,221
                2022      441,865
                2023      440,499
                2024      459,721
                2025      285,564
                       ----------
                       $3,358,993
                       ==========


In addition, for New York State income tax purposes, the Company has tax credit carryforwards aggregating approximately $1,178,000, which are accounted for under the flow-through method. The tax credit carryforwards expire during the years ending June 30, 2006 to June 30, 2024.

The Company has capital loss carryforwards that expire as of June 30, 2008.

The Company has charitable contributions of approximately $235,000, which expire during the years ending June 30, 2006 to June 30, 2009.

                      FONAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005



NOTE 14 - INCOME TAXES (Continued)

Significant components of the Company's deferred tax assets and liabilities at June 30, 2005 and 2004 are as follows:


                                               June 30,
                                   -----------------------------
                                        2005            2004
                                   ------------     ------------

Deferred tax assets:
  Allowance for doubtful accounts  $  1,321,784   $  1,186,827
  Non-deductible accruals               551,952        726,668
  Net operating carryforwards        42,107,182     42,668,436
  Tax credits                         4,536,499      4,440,506
  Inventory capitalization for
    tax purposes                         94,461        128,616
  Capital losses carryforwards        1,329,528      1,333,663
  Charitable contributions               93,987         95,481
                                   ------------   ------------
                                     50,035,393     50,580,197
Valuation allowance                 (48,610,326)   (48,145,223)
                                   ------------   ------------
Net deferred tax assets               1,425,067      2,434,974
                                   ------------   ------------

Deferred tax liabilities:
  Fixed and intangible assets          (526,409)    (1,409,355)
  Capitalized software development
    costs                              (898,658)    (1,025,619)
                                   ------------   ------------
Gross deferred tax liabilities       (1,425,067)    (2,434,974)
                                   ------------   ------------
Net deferred tax liabilities       $     -        $    -
                                   ============   ============

The net change in the valuation allowance for deferred tax assets increased by approximately $450,352 and $3,518,901, respectively, for the years ended June 30, 2005 and 2004.

                      FONAR CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2005



NOTE 15 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:


                                          2005        2004
                                      ----------- -----------

Royalties                             $   903,697 $   510,550
Current portion of deferred revenue
  - license fee                             -       2,340,000
Unearned revenue on service contracts 3,305,066 1,644,505 Accrued salaries, commissions and
  payroll taxes                         2,092,398   1,858,904
Accrued interest                          535,209     502,609
Litigation judgements                     213,672     430,207
Sales tax payable                       2,443,049   1,667,088
Other                                   1,286,065   1,050,936
                                      ----------- -----------
                                      $10,779,156 $10,004,799
                                      =========== ===========

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company rents its operating facilities and certain equipment, pursuant to operating lease agreements expiring at various dates through February 2009. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

In  May 2002, HMCA entered into a sub-lease agreement  (as  amended  in  January
2003) with an entity owned by a relative of Raymond V. Damadian. The sub-lease agreement expires on September 30, 2009. Rental income under the sub-lease agreement for the years ended June 30, 2005, 2004 and 2003 amounted to $97,587, $39,971 and $39,775, respectively. The amount due from the related party at June 30, 2005 was $37,474 and is included in current portion of advances and notes to related medical practices (see Note 19).

During 2003, HMCA entered into a sub-lease agreement with a third party. The sub-lease agreement expires on June 30, 2006. Rental income under the sub-lease agreement for the years ended June 30, 2005, 2004 and 2003 amounted to approximately $129,000, $130,000 and $18,000, respectively.

                     FONAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2005



NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

Future  minimum  operating  lease  commitments,  along  with  sub-lease   income
consisted of the following at June 30, 2005:

                                    Facilities
                                       And
                                     Equipment
        Year Ending                 (Operating  Sub-Lease
         June 30,                      Lease)    (Income)
        -----------                ------------ ---------
           2006                    $ 2,714,531  $(214,346)
           2007                      2,510,401    (84,000)
           2008                      2,208,900    (84,000)
           2009                      1,577,121    (84,000)
           2010                        619,747    (21,000)
        Thereafter                   1,236,831       -
                                   -----------  ---------
Total minimum obligations          $10,867,531  $(487,346)
                                   ===========  =========
Less: Amount representing interest

Present value of net minimum lease
  obligations

Rent expense for operating leases approximated $3,316,000, $3,286,000, and $3,166,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

License Agreements and Self-Insurance
-------------------------------------

The Company has license agreements with two separate companies, which require the Company to pay a royalty on the Company's future sales of certain MRI imaging apparatus. Royalty expense charged to operations for the years ended June 30, 2005, 2004 and 2003 approximated $868,000, $802,000 and $126,000, respectively.

In July 2000, the Company entered into a license agreement, pursuant to which it licensed certain of its intellectual assets on a non-exclusive basis.
Remuneration payable to the Company under this agreement was $11.7 million, of which $9.0 million was received in September of 2000 and $2.7 million in January of 2001. The license fee of $11.7 million was recognized as income ratably over the five-year period ended June 30, 2005.

                     FONAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2005

NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements
---------------------

On  August  20,  1998,  a wholly-owned  subsidiary  of  HMCA  entered  into  two employment agreements with the former owners of Dynamic. Each agreement provided for base compensation of $150,000 during the first year with annual cost of living increases for the first five years. Each agreement also provided for an increase in base compensation of $100,000 per annum commencing in the sixth year. In addition, the agreements provided for bonus compensation contingent upon pretax earnings of Dynamic. The employment agreements expire ten years from August 20, 1998.

On July 28, 2005, these employment contracts were terminated and the two individuals each became entitled to receive $800,000 as consideration in connection with the sale of the Physical Medicine Management Business (see Note
24).

Employee Benefit Plans
----------------------

The Company has a non-contributory 401(k) Plan (the "401(k) Plan"). The 401(k) Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were no employer contributions to the Plan for the years ended June 30, 2005, 2004 and 2003.

The stockholders of the Company approved the 2000 Employee Stock Purchase Plan ("ESPP") at the Company's annual stockholders' meeting in April 2000. The ESPP provides for eligible employees to acquire common stock of the Company at a discount, not to exceed 15%. This plan has not been put into effect as of June 30, 2005.

Litigation
----------

The Company is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such actions, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

In March 2005, the Company settled a litigation for $550,000. At June 30, 2004, the Company reserved $200,000 in anticipation of a settlement. For the year ended June 30, 2005, the Company recorded an additional $350,000 shown in other expenses in the accompanying consolidated statement of operations, to reflect the balance of the settlement (see Note 17).

                     FONAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2005



NOTE 17 - OTHER INCOME (EXPENSE)

Other income (expense) consists of:


                           For the Years Ended June 30,
                       ------------------------------------
                          2005         2004         2003
                       ----------   ----------   ----------
Income from investment $  180,000   $  117,000  $   53,000
Other income (expense)    322,178      131,356     (68,499)
Litigation settlements   (350,000)    (232,109)    (10,000)
                       ----------   ----------  ----------
                       $  152,178   $   16,247  $  (25,499)
                       ==========   ==========  ==========


NOTE 18 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2005, 2004 and 2003, the Company paid $225,177, $264,819 and $1,142,741 for interest, respectively. During the years ended June 30, 2005, 2004 and 2003, the Company paid $78,638, $14,459 and $30,233 for income taxes, respectively.

Non-Cash Transactions
---------------------

- During the Year Ended June 30, 2005:

a)  The Company acquired equipment of $633,675 under a capital lease obligation.

b)   The  Company  issued  179,973 shares of common stock valued at $223,234  in
connection  with  issuance  of   notes   and   loans  receivable  from  employee
stockholders.

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

Non-Cash Transactions (Continued)
---------------------

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


NOTE 19 - ADVANCES AND NOTES TO RELATED PARTIES

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

                     FONAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2005



NOTE 19 - ADVANCES AND NOTES TO RELATED PARTIES (Continued)

The $2,959 monthly payment to the Company has been increased by an additional principal payment of $10,000 per month to be applied toward the balance due. In July 2003, the payment terms were restructured to be $16,314 per month, inclusive of interest at the rate of 5% per annum, over a three-year period commencing July 2003. In March 2004, the Company received a refund of accrued interest from the original lender of $163,471, which was applied to the outstanding principal balance. At this time, the note was restructured to provide for 18 equal monthly payments (including interest at the rate of 5% per annum) of $15,418. The balance due under this note as of June 30, 2005 was $45,872. As of September 9, 2005, this note was paid in full. Interest income on this note for the years ended June 30, 2005, 2004 and 2003 amounted to $7,148, $19,649 and $3,993, respectively.

Canarsie MRI Associates ("Canarsie"), a joint venture partnership, of which MRI Specialties, Inc. ("Specialties") is an owner, is a party to a service agreement for its scanner with the Company at an annual fee of $70,000. In addition, during fiscal 2001, Canarsie entered into an agreement to purchase a QUAD MRI scanner from the Company, recognizing on a percentage-of-completion basis revenue of $636,121. The agreement provides for a purchase price of $850,000, payable as follows: (1) $400,000 downpayment (received April 2001); (2) $450,000 in 84 equal monthly installments, including interest at 6%, pursuant to a promissory note to be executed upon acceptance of the scanner. Timothy Damadian, the son of Raymond V. Damadian, is the sole stockholder, Director and President of Specialties. The balance due under this note as of June 30, 2005 was $243,149. Interest income on this note for the years ended June 30, 2005, 2004 and 2003 amounted to $16,631, $20,247 and $23,654, respectively.

The maturities of advances and notes to related medical practices over the next five years are as follows:


                      Years Ending
                         June 30,
                        ---------
                           2006     $149,441
                           2007       94,105
                           2008       74,500
                           2009       32,382
                                    --------
                                    $350,428
                                    ========

                     FONAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2005



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

                                JUNE 30, 2005



NOTE 20 - SEGMENT AND RELATED INFORMATION (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                              Physician
                                 FONAR      Management and
                                Medical       Diagnostic
                               Equipment       Services       Totals
                              ------------  -------------- -----------
Fiscal 2005:
-----------

Net revenues from external
  customers                   $ 81,266,949  $ 23,631,595   $104,898,544
Intersegment net revenues     $    506,955  $     -        $    506,955
Income from operations        $    751,570  $    911,732   $  1,663,302
Depreciation and amortization $  2,343,146  $  1,648,606   $  3,991,752
Compensatory element of stock
  issuances                   $  1,290,346  $  1,782,788   $  3,073,134
Total identifiable assets     $ 46,265,840  $ 29,828,642   $ 76,094,482
Capital expenditures          $  1,943,091  $  1,513,624   $  3,456,715

Fiscal 2004:
-----------

Net revenues from external
  customers                   $ 48,629,455  $ 22,979,902   $ 71,609,357
Intersegment net revenues     $    474,584  $    -         $    474,584
(Loss) income from operations $ (8,777,961) $    307,667   $ (8,470,294)
Depreciation and amortization $  2,322,363  $  1,558,535   $  3,880,898
Compensatory element of stock
  issuances                   $  2,039,079  $  2,086,638   $  4,125,717
Total identifiable assets     $ 48,891,815  $ 28,309,031   $ 77,200,846
Capital expenditures          $  2,642,212  $    772,799   $  3,415,011

Fiscal 2003:
-----------

Net revenues from external
  customers                   $ 29,958,698  $ 22,932,837   $ 52,891,535
Intersegment net revenues     $  2,041,080  $    -         $  2,041,080
Loss from operations          $(11,324,562) $ (3,822,683)  $(15,147,245)
Depreciation and amortization $  2,628,826  $  1,804,664   $  4,433,490
Compensatory element of stock
  issuances                   $  1,330,767  $  3,511,981   $  4,842,748
Total identifiable assets     $ 30,378,270  $ 28,370,391   $ 58,748,661
Capital expenditures          $    583,190  $  1,409,032   $  1,992,222

                     FONAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2005



NOTE 20 - SEGMENT AND RELATED INFORMATION (Continued)

Export Product Sales
--------------------

The Company's areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 9.4%, 1.0% and 6.2% of product sales revenues to third parties for the years ended June 30, 2005, 2004 and 2003, respectively.

The foreign product sales, as a percentage of product sales to unrelated parties, were made to customers in the following countries:

                             2005    2004    2003
                            ------  ------  ------
              Puerto Rico    3.8%     .3%    -  %
              Scotland       -       -        .4
              Spain          -        .7     5.8
              Switzerland    1.9     -       -
              England        2.8     -       -
              Germany         .9     -       -
                            ------  ------  ------
                             9.4%    1.0%    6.2%
                            ======  ======  ======


Foreign Service and Repair Fees
-------------------------------

The Company's areas of service and repair are principally in the United States. The Company had foreign revenues of service and repair of medical equipment amounting to 9.0%, 14.3% and 12.2% of consolidated net service and repair fees for the years ended June 30, 2005, 2004 and 2003, respectively. The foreign service and repair fees, as a percentage of total service and repair fees, were provided principally to the following countries:

              For the Years Ended June 30,
             -----------------------------
               2005      2004       2003
              ------    ------     ------
Korea            1.2%      2.2%      2.8%
Spain            2.8       3.5       1.9
Puerto Rico       .3       -         -
Saudi Arabia     1.4       2.5       3.0
Poland           1.5       2.8       2.6
Scotland         1.8       3.3       1.9
              ------    ------    ------
                 9.0%     14.3%     12.2%
              ======    ======    ======

The Company does not have any material assets outside of the United States.

                     FONAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2005


NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                  (000's omitted, except per share data)
zproblem

                     FONAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2005



NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

Income (loss) per share from continuing operations for each quarter was computed independently using the weighted-average number of shares outstanding during the quarter. However, income (loss) per share from continuing operations for the year was computed using the weighted-average number of shares outstanding during the year. As a result, the sum of the income (loss) per share for the four quarters may not equal the full year income (loss) per share.

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

This reporting unit of the Company's operations has been reflected as discontinued operations for the year ended June 30, 2003. Accordingly, operating results have been segregated from continuing operations and are reported as discontinued operations in the consolidated statements of operations, comprehensive income (loss) and cash flows for the year ended June 30, 2003.

As a result of this sale, the Company realized a gain of approximately $510,000, which was recognized in discontinued operations during the year ended June 30, 2003.

                     FONAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2005



NOTE 22 - SALE OF MANAGEMENT COMPANY AND DISCONTINUED OPERATIONS (Continued)

Summarized financial information of discontinued operations for the year ended June 30, 2003 is as follows:

Management and other fees - related medical practices - net $  1,179,095
                                                            ------------
Costs and Expenses:
  Costs related to management and other fees -
    related parties                                            1,271,121
  Amortization of management agreement                           220,404
  Interest expense                                                 2,933
  Loss on impairment of management contract                       -
                                                            ------------
      Total Costs and Expenses                                 1,494,458
                                                            ------------
Loss from Discontinued Operations                           $   (315,363)
                                                            ============

Gain on Sale of Discontinued Operations Sales price:
  Cash proceeds, net of closing costs                       $  2,821,564
  Note receivable                                                150,000
  Settlement of liabilities                                      913,492
                                                            ------------
      Total Selling Price                                      3,885,056

  Investment in discontinued operations                        3,375,242
                                                            ------------
Gain on Sale of Discontinued Operations                     $    509,814
                                                            ============

                   FONAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2005



NOTE 23 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following represents a summary of allowance for doubtful accounts for the years ended June 30, 2005, 2004 and 2003, respectively:

                                     Balance                                  Balance
Description                       June 30, 2004     Additions   Deductions   June 30, 2005
-----------                       -------------    -----------  ----------   -------------
Receivables from equipment sales
  and service contracts            $   467,990     (1)$ 30,462     $  -        $  498,452
Receivables from equipment sales
  and service contracts - related
  parties                              655,563            -     (1)   8,942       646,621
Management fee receivable from
  related medical practices          1,874,390      (1)142,773        -         2,017,163
Advance and notes to related
  parties                              364,791            -           -           364,791


                                     Balance                                      Balance
Description                       June 30, 2003     Additions     Deductions    June 30, 2004
-----------                       -------------    -----------   -----------    -------------
Receivables from equipment sales
  and service contracts            $   442,437    (1)$  25,553     $  -         $  467,990
Receivables from equipment sales
  and service contracts - related
  parties                              694,655            -        (1) 39,092      655,563
Management fee receivable from
  related medical practices          1,296,390    (1)  578,000        -          1,874,390
Advance and notes to related
  parties                              446,035            -        (1) 81,244      364,791


                                     Balance                                  Balance
Description                       June 30, 2002    Additions    Deductions    June 30, 2003
-----------                       -------------    ---------    ----------    -------------

Receivables from equipment sales
  and service contracts            $   382,437  (1)$  60,000 $       -         $   442,437
Receivables from equipment sales
  and service contracts - related
  parties                              694,655         -             -             694,655
Management fee receivable from
  related medical practices          1,096,390       200,000         -           1,296,390
Advance and notes to related
  parties                              366,035        80,000         -             446,035


(1)  Included in provision for bad debts.

                     FONAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2005



NOTE 24 - SUBSEQUENT EVENTS

Sale of Physical Medicine Management Business
---------------------------------------------

On July 28, 2005, FONAR, HMCA and Dynamic entered into an Asset Purchase Agreement with Health Plus Management Services, L.L.C. ("Health Plus"), pursuant to which HMCA and its subsidiary Dynamic sold to Health Plus the portion of their business which was engaged in the business of managing physical therapy and rehabilitation facilities, together with the assets used in the conduct of such business.

The  assets  sold consisted principally of the management  agreements  with  the physical therapy and rehabilitation facilities, the assignment of other agreements and rights utilized in the Company's physical therapy and rehabilitation facility management business, the physical therapy equipment, a portion of the accounts receivable and furniture and fixtures the Company provided to the physical therapy and rehabilitation facilities.

The sale was made to Health Plus. There is no material relationship between Health Plus and FONAR, HMCA or Dynamic, or any of their respective directors or officers or associates of any such person. The two principals of Health Plus were employed by HMCA and Dynamic up to the time of the closing of the transaction in HMCA's physical therapy and rehabilitation facility management business. In consideration for the termination of their employment agreement, these two individuals each became entitled to receive $800,000. In addition, each became entitled to receive $200,000 for billing and collection services to be provided on behalf of HMCA and Dynamic with respect to a portion of the accounts receivable of certain physical therapy and rehabilitation facilities which arose during the period when HMCA was engaged in the management of those facilities. The $1,000,000 payable to each of these individuals may be paid at the Company's option in shares of FONAR common stock.

The purchase price under the Asset Purchase Agreement was $6.6 million, payable pursuant to a promissory note (the "Note") in 120 monthly installments commencing on August 28, 2005. The first twelve installments are interest only and the remaining 108 payments will consist of equal installments of principal and interest in the amount of $76,014 each. The Note is secured by a first lien on all of the assets of Health Plus, including its accounts receivable. The Note is subject to prepayment provisions to the extent Health Plus resells all or part of the assets and business or utilizes the assets sold as collateral in any debt financing.

For accounting purposes in accordance with accounting principles generally accepted in the United States, the Company determined that the classification of the disposed business described above as discontinued operations would not be appropriate. Accordingly, the operating results of the disposed business have been included in continuing operations in the accompanying consolidated financial statements.

                     FONAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2005



NOTE 24 - SUBSEQUENT EVENTS (Continued)

Sale of Physical Medicine Management Business (Continued)
---------------------------------------------

The Company recognized revenue from the disposed business of approximately $9.6 million during the year ended June 30, 2005. In connection with this sale, the Company expects to recognize a diminimus loss during the quarter ended September 30, 2005. In addition, the Company will record a charge to earnings during the quarter ended September 30, 2005 of $1.6 million related to the termination of the employment contracts discussed above.

Issuances of Common Stock
-------------------------

During the period from July 1, 2005 through August 31, 2005:

a)   The   Company   issued 315,799 shares  of  common  stock  to  employees  as compensation of $361,193 under stock bonus plans.

b)  The  Company issued  50,667   shares   of  common  stock  to consultants and
others at a value of $60,474.

c) The Company issued 394,384 shares of common stock for costs and expenses of $469,175.

d) The Company issued 6,410 shares of common stock upon the exercise of stock options resulting in proceeds of $300,000.

e) The Company issued 1,652,894 shares of common stock for the termination of the two individual employment contracts in connection with the sale of the Physical Medicine Management Business at a value of $1,983,473.

Registration Statement
----------------------

On July 18, 2005, the Company filed a registration statement on Form S-8 to register 3,000,000 shares under the Company's 2005 Stock Bonus Plan.

On August 9, 2005, the Company filed a registration statement on Form S-3 to register 10,000,000 shares of the Company's common stock.

Amendment of Certification of Incorporation
-------------------------------------------

On July 28, 2005, the Company amended its certificate of incorporation increasing the number of authorized shares from 130,000,000 to 150,000,000.

                     FONAR CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                JUNE 30, 2005



NOTE 24 - SUBSEQUENT EVENTS (Continued)

Purchase of a Building
----------------------

On July 1, 2005, HMCA entered into a contract with the landlord of the Tallahassee location to purchase the current premises occupied. The purchase price is $425,000, of which 10% was paid upon execution of the contract. An additional 10% is to be paid prior to closing. The remaining 80% is to be financed with a local bank. The expected date of closing is October 15, 2005.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with our independent registered public accounting firm or other matters requiring disclosure under Regulation S-K, Item 304(b).

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d - 15(e)under the Securities Exchange Act of 1934 (the "Exchange Act"). As of the end of the period covered by this report (June 30, 2005), our disclosure controls and procedures were determined to be effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Pursuant to Item 308(a) of Regulation S-K, we are required to furnish an annual management report on our internal control of our financial reporting concurrently with the filing of our Annual Report on Form 10-K. In order to issue our report, management documented both the design of our internal controls and the testing processes that support management's evaluation and conclusion. Our management has completed the necessary processes and procedures for issuing its report on internal controls based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management is responsible for establishing and maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive officer and principal financial officer, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of June 30, 2005, management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors, and based on this assessment, management has determined that as of June 30, 2005, there were no material weaknesses in our internal control over financial reporting. In the absence of material weaknesses, management has concluded that, as of June 30, 2005, Fonar Corporation and Subsidiaries did have effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Marcum & Kleigman LLP, our independent registered public accounting firm, which audited our consolidated financial statements included in our Annual Report on Form 10-K, has issued its attestation report on our management's assessment of our internal control over financial reporting.


SIGNIFICANT DEFICIENCIES

The following two significant deficiencies have been identified.

These deficiencies in the design and implementation of the Company's internal control over financial reporting did not result in an actual misstatement to the financial statements, but because of these significant deficiencies, there was more than a remote likelihood that a more than inconsequential misstatement in our annual or interim financial statements could have been made and not detected. The likelihood of a material misstatement resulting from these significant deficiencies, however, was remote.

1. Management identified a significant deficiency relating to the lack of information security and access to initiate, authorize, and record transactions in one or more of our computer software modules. In addition, the information technology department does not sufficiently use enhanced passwords or restrict access to only appropriate personnel. Management needs to continue to document completed enhancements in the information technology environment.

2. Management identified the following significant deficiencies in the area of financial reporting. Management identified the need for, a) formalized documentation as it relates to consultations with outside consultants regarding technical accounting and reporting issues, and b) formal adoption of certain company accounting policies and procedures.

ACTIONS TAKEN TO CORRECT SIGNIFICANT DEFICIENCIES

We  have  taken  the  following  actions  to  remediate   the  above  identified
significant deficiencies.

With respect to our first significant deficiency (the lack of information security and access to initiate, authorize, and record transactions in one or more of the Company's computer software modules), we have prevented access to these applications that certain personnel previously had, which permitted them to change or record transactions in our computer software applications. We plan to conduct further review and evaluation of the access to our computer software applications by all personnel, and to reassign the access rights used to control the ability to change or affect data. New forms have been designed and implemented with respect to the ability to enter, change and delete vendors that requires authorization before the personnel with access rights can make any entries into the system.

We have begun drafting, and are in the process of implementing policies and procedures in key areas of certain financial reporting processes. We have engaged a consultant who will a) review closing packages and the end of each quarter b) insure that the closing checklist is completed and all functions marked complete are in fact complete c) review and research current accounting pronouncements and advise the Company of any that would effect how transactions are recorded or disclosure is made in public filings. We are in the process of further enhancing the documentation of the system of internal control and formal policies and procedures in the critical areas of the financial reporting process.

The Company believes that the corrective actions described above, taken as a whole, will remediate the internal control significant deficiencies identified in this report, but the Company and the Audit Committee will continue to monitor the effectiveness of these actions and will make any other changes or take such other actions as management determines to be appropriate.

Changes in Internal Control Over Financial Reporting

During the fourth quarter the Company enhanced its controls and procedures related to the financial reporting process. This included hiring an outside consultant to assist with technical accounting and reporting issues, developing more standardized closing procedures and adopting a more formal process for documenting the weekly management meetings to review operating performance and results. During the fourth quarter the Company enhanced its procedures related to the financial reporting process. This included hiring an outside consultant to assist with technical accounting and reporting issues, developing more standardized closing procedures and adopting a more formal process for documenting the weekly management meetings to review operating performance and results.

There have been no other changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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

The officers and directors of the Company are set forth below:

Raymond V. Damadian, M.D.     69          President, Treasurer,
                                          Chairman of the Board
                                          and a Director

David B. Terry                58          Senior Vice President
                                                   and Secretary

Claudette J.V. Chan           67          Director

Robert J. Janoff              78          Director

Charles N. O'Data             69          Director

Robert Djerejian              73          Director


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

David B. Terry is the Senior Vice President and Secretary of the Company. Mr. Terry has been serving as Vice President since December 1998 and as Secretary since May 1990. Previously, he served as Treasurer from May 1990 to December 1998, as Secretary from July 1978 through June 1987 and as Treasurer from August 1981 through June 1987. From July 1978 through June 1987, he was also a Director of the Company. Between July 1987 and January 1990, Mr. Terry was a co-owner and actively engaged in the business of Carman-Terry Realty, a real estate brokerage firm. In January 1990, Mr. Terry resumed his employment with the Company. Mr. Terry is a brother-in-law of Raymond V. Damadian.

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

Robert J. Janoff has been a Director of FONAR since February 1989. Mr. Janoff has been a self-employed New York State licensed private investigator for more than thirty-five years and was a Senior Adjustor in Empire Insurance Group for more than 15 years until retiring from that position on July 1, 1997. Mr. Janoff also served, from June 1985 to June 1991, as President of Action Data Management Strategies, Ltd., a supplier of computer programs for use by insurance companies. Mr. Janoff is a member of the Board of Directors of Harmony Heights of Oyster Bay, New York, which is a nonprofit residential school for girls with learning disabilities.

Charles N. O'Data has been a Director of FONAR since February 1998. From 1968 to 1997, Mr. O'Data was the Vice President for Development for Geneva College, a liberal arts college located in western Pennsylvania. In that capacity, he acted as the College's chief investment officer. His responsibilities included management of the College's endowment fund and fund raising. In July 1997, Mr. O'Data retired from Geneva College after 36 years of service to assume a position of National Sales Executive for SC Johnson Company's Professional Markets Group, a unit of SC Johnson Wax, and specialized in healthcare and education sales, a position he held until the spring of 1999. In his capacity with SC Johnson he was responsible for sales to the nation's three largest Group Purchasing Organizations which included some 4,000 hospitals. Mr. O'Data presently acts as an independent financial consultant to various entities. Mr. O'Data served on the board of the Medical Center, Beaver, Pennsylvania, now a part of Heritage Valley Health System, a 500 bed acute care facility, for 22 years, three as its Chair. Mr. O'Data also served on the board of the Hospital Council of Western Pennsylvania, a shared-services and group purchasing organization covering seven states. He founded The Beaver County Foundation, a Community Foundation, in 1992, and serves as its President. Mr. O'Data is listed as a finance associate in the Middle States Association, Commission on Higher Education. The commission is the formal accrediting body for higher education in the eastern region of the country. In this capacity he evaluates the financial aspects of educational organizations. Mr. O'Data is a graduate of Geneva College, where he received a B.S. degree in Economics in 1958.

Robert Djerejian, has been a Director for Fonar since June 2002. Since 1996 he has served as a senior consultant for Haines, Lundberg & Waehler International, an architecture, design and engineering firm, which among other specialties designs hospitals and laboratories. Prior to that time he was the senior managing partner of the firm. Mr. Djerejian serves on the Board of Trustees of Pratt Institute, where he is also Vice Chairman of the Executive Committee and on the Board of Directors of the Delaware College of Art and Design, of which he was one of the founding directors. He is a graduate of Pratt Institute, where he received a B.A. in Architecture in 1955.


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

There is set forth in the following Summary Compensation Table the compensation provided by us during fiscal 2005 to its Chief Executive Officer. There is set forth in the following Option Grant Table and Option Exercise Table any stock options granted and exercised by Dr. Damadian during fiscal 2005.


I.  SUMMARY COMPENSATION TABLE
                                                    Long Term Compensation
                                             -----------------------------------
            Annual Compensation                   Awards             Payouts
------------------------------------------   ------------------  ---------------
  (a)       (b)     (c)       (d)   (e)         (f)       (g)     (h)     (i)
  Name                             Other                                   All
  and                              Annual    Restricted                   Other
Principal                          Compen-    Stock     Options   LTIP   Compen-
Position           Salary    Bonus sation    Award(s)    SARs    Payouts sation
   2       Year     ($)       ($)   ($)      ($)          (#)      ($)    ($)
---------  ----  ----------  ----- -------   ---------- -------  ------- -------
Raymond V. 2005  $86,799.98    -      -           -        -        -       -
Damadian,  2004  $86,799.99    -      -           -        -        -       -
CEO        2003  $86,799.98    -      -           -        -        -       -
---------  ----  ----------  ----- -------   ---------- -------  ------- -------


II.  OPTION/SAR GRANTS IN LAST FISCAL YEAR
Potential
                                                    Realizable
                                                    Value at
                                                    Assumed
                                                    Annual Rates     Alternative
                                                    of Stock Price   to (f) and
                                                    Appreciation     (g): Grant
                   Individual Grants                for Option Term  Date  Value
--------------------------------------------------- ---------------  -----------
  (a)        (b)       (c)        (d)       (e)        (f)   (g)        (h)
                    % of Total
                    Options/
                    SARs
           Options/ Granted to Excercise                               Grant
           SARs     Employees  or Base                                 Date
           Granted  in Fiscal  Price     Expiration                    Present
Name       (#)      Year       ($/Sh)    Date        5%($)   10%($)    Value $
---------- -------- ---------- --------- ----------  -----   ------  -----------
Raymond V.
Damadian,      0        -          -          -         -       -        -
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
Damadian,
President and CEO


EMPLOYEE COMPENSATION PLANS

Equity Compensation Plan Information as of June 30, 2004

                      (a)                (b)             (c)
Plan category         Number of          Weighted-       Number of securities
                      securities         average         remaining available
                      to be issued       exercise price  for future issuance
                      upon exercise      of outstanding  under equity
                      of outstanding     options,        compensation plans
                      options, warrants  warrants        (excluding securities
                      and rights         and rights      reflected in column (a)
                      -----------------  --------------  -----------------------
Equity compensation      2,835,648           $1.22               5,422,296
  plans approved by
  security holders

Equity compensation           -               N/A                     -
  plans not approved
  by security holders

Total                    2,835,648           $1.22               5,422,296

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

Fonar's 1997 Nonstatutory Stock Option Plan, adopted on May 9, 1997, permits the issuance of stock options covering an aggregate of 5,000,000 shares of Common Stock of FONAR. The options may be issued at such prices and upon such terms and conditions as are determined by FONAR. The 1997 Nonstatutory Stock Option Plan will terminate on May 8, 2007. As of June 30, 2005, options to purchase 2,098,724 shares of Common Stock of FONAR were available for future grant. Of the options granted under this plan, 2,189,002 remain outstanding.

Fonar's 2002 Incentive Stock Option Plan, adopted on July 1, 2002, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 2002 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 2,500,000 shares of Common Stock of Fonar. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The 2002 Stock Option Plan will terminate on June 30, 2012. As of June 30, 2005, options to purchase 1,323,572 shares of Common Stock of Fonar were available for future grant under the plan. Of the options granted under this plan 587,646 remain outstanding.

Fonar's 2003 Supplemental Stock Bonus Plan, adopted May 1, 2003, permits Fonar to issue an aggregate of 5,000,000 shares of Common Stock of Fonar as bonus or compensation. Fonar selects the persons to whom bonus stock will be issued, the number of shares to be awarded and such other terms and conditions as it deems advisable. The 2003 Supplemental Stock Bonus Plan will terminate on April 30, 2013. As of June 30, 2005 there were no shares of Common Stock of Fonar were available for future grant under the plan.

Fonar's 2004 Stock Bonus Plan, adopted on February 4, 2004, permits Fonar to issue an aggregate of 5,000,000 shares of Common Stock of Fonar as bonus or compensation. As of June 30, 2005, there were no shares of Common Stock of Fonar available for future grant under the plan.

HMCA's 1997 Incentive Stock Option Plan, adopted on March 10, 1997, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1997 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 2,000,000 shares of Common Stock of HMCA. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The exercisability of the options granted to date is contingent upon the successful completion by HMCA of a public offering of its securities or the recognition by HMCA of at least $10 million in revenues for at least two consecutive fiscal quarters. The 1997 Stock Option Plan will terminate on March 9, 2007. As of June 30, 2005, options to purchase 400,000 shares of HMCA Common Stock were available for future grant under the plan.

HMCA's 1998 Incentive Stock Option Plan, adopted on December 16, 1998, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1998 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 2,000,000 shares of Common Stock of HMCA. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The excerciseability of the options granted to date is contingent upon the successful completion by HMCA of a public offering of its securities. The 1998 Stock Option Plan will terminate on December 15, 2008. As of June 30, 2005, options to purchase 1,330,000 shares of HMCA Common Stock were available for future grant under the plan.

HMCA's 1998 Nonstatutory Stock Option Plan, adopted on December 16, 1998, permits the issuance of stock options covering an aggregate of 500,000 shares of Common Stock of HMCA. The options may be issued at such prices and upon such terms and conditions as are determined by HMCA. The exercisability of the options granted to date is contingent upon the successful completion by HMCA of a public offering of its securities. The 1998 Nonstatutory Stock Option Plan will terminate on December 15, 2008. As of June 30, 2005, options to purchase 100,000 shares of common stock were available for future grant.

Fonar's 2005 Incentive Stock Option Plan, adopted on February 15, 2005, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue code of 1954, as amended. The Plan permits the issuance of stock options covering an aggregate of 2,000,000 shares of common stock of Fonar. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are non-transferable, are exercisable for a period not exceeding ten years, and expire upon the voluntary termination of employment. The Plan will terminate on February 14, 2015. As of June 30, 2005, 2,000,000 shares of common stock of Fonar were available for future grant under this plan.

Fonar's 2005 Stock Bonus Plan, adopted on February 15, 2005, permits Fonar to issue an aggregate of 3,000,000 shares of Common stock of Fonar as bonus or compensation. As of June 30, 2005, 2,261,424 shares of common stock of Fonar were available for future grant under this plan.


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

Name and Address of           Shares            Percent
Beneficial Owner (1)     Beneficially Owned    of Class

Raymond V. Damadian, M.D.
c/o FONAR Corporation
Melville, New York
 Director, President
 CEO, 5% + Stockholder
    Common Stock            2,488,274             2.32%
    Class C Stock           9,561,174            99.98%
    Class A Preferred         477,328             6.09%

Claudette Chan
Director
    Common Stock                2,648               *

    Class A Preferred             800               *

Robert J. Janoff
Director
    Common Stock               80,000               *
    Class A Preferred           1,999               *

Charles N. O'Data
Director
    Common Stock                  700               *

All Officers and Directors
as a Group (5 persons) (2) (3)
    Common Stock             2,593,287            2.42%
    Class C Stock            9,561,174           99.98%
    Class A Preferred          480,165            6.13%
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

3. Includes options to purchase 21,372 shares of Common Stock held by an officer.

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

HMCA entered the business of performing management services for physical therapy and rehabilitation practices beginning with the acquisition of Dynamic Health Care Management, Inc., also referred to as Dynamic, in August, 1998. HMCA expanded its participation in this business by performing management services for additional facilities. Dr. Damadian was the stockholder, director and President of the physical therapy and rehabilitation professional service corporations. During the fourth quarter of fiscal 2005 the professional corporations owned by Dr. Damadian ceased operation of these facilities and new professional corporations owned by physicians not affiliated with Dr. Damadian, HMCA, Dynamic or Fonar commenced operations at these sites. In connection with this change, the professional corporations owned by Dr. Damadian entered into termination agreements with HMCA and Dynamic. Pursuant to these agreements, the professional corporations owned by Dr. Damadian, assigned accounts receivable to HMCA and Dynamic, in payment of unpaid management fees and termination fees, in the aggregate amount of $11,775,000. In addition, the professional corporations agreed to find replacement professional entities and management agreements for five of the six terminated management agreements. In the event they failed to do so, the professional corporations would be obligated to continue to pay the monthly management fees that would have been paid under the terminated management agreements until a total of $4,000,000 was received by HMCA and Dynamic.

Subsequent to the end of fiscal 2005, on July 28, 2005, HMCA sold the portion of its business managing physical therapy and rehabilitation facilities for $6.6 million, payable over a period of ten years, and in connection therewith, assigned its management agreements with the new professional corporations of the new physician owners to the buyer. Neither the new physician owners nor the purchaser are affiliated with us.

The fees to HMCA under the management agreements with the MRI Centers are based on the number of procedures performed. The per procedure charges to the MRI Centers range from $250 to $500 per MRI scan. The fees to HMCA under the management agreements with the physical therapy and rehabilitation practices were flat fees charged on a monthly basis. The monthly fees to the physical therapy and rehabilitation facilities ranged from approximately $90,000 to $285,000.

During the fiscal years ended June 30, 2005 and June 30, 2004 the net revenues received by HMCA from the MRI Centers owned by Dr. Damadian were approximately $13.9 million and $13.3 million respectively, and the net revenues received from the physical therapy and rehabilitation practices were $9.7 million, in each case in fiscal 2004.

OTHER TRANSACTIONS

Effective December 1, 1993, one of the Centers, Albany Magnetic Resonance Imaging, P.C., also referred to as the "Albany Center", a Georgia professional corporation of which Raymond V. Damadian is the sole shareholder, director and President, purchased the scanner being utilized at its site from the Company for a purchase price of $1,128,844, which in Fonar's opinion represented a fair market price based on sales of like equipment by Fonar to its customers. Of the purchase price, $574,077 was paid by the assumption and payment of our indebtedness to the lender secured by the scanner. Such indebtedness to the lender was retired pursuant to a new equipment finance lease between the lender and the Albany Center, guaranteed by us, providing for 18 monthly payments of $35,000 each. Following payment of the lease, the remaining $554,767 of the purchase price due to us was required to be paid pursuant to a promissory note, with interest at 10% per annum, over an 18 month term, consisting of 17 payments of $35,000 each and one final payment of $2,454.08. In June 1997, the payment terms for the outstanding balance of $344,766 were restructured to provide for 60 equal monthly payments, including interest at the rate of 10% per annum, of $7,325.27 each, commencing July 1997. The Albany Center has been closed and the remaining amounts due were paid in the first quarter of fiscal 2004.

On June 30, 1994, Melville MRI, P.C., also referred to as the "Melville Center", a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President, purchased the scanner being utilized at its site from the Company for a purchase price of $1,011,431.12, which in Fonar's opinion represented a fair market price based on sales of like equipment by Fonar to its customers. Of the purchase price, $900,000 was to be paid by the assumption and payment of our indebtedness to the lender secured by the scanner pursuant to a note bearing interest at 14% per annum and providing for 60 monthly payments of $20,700 each. The remaining $111,431.12 of the purchase price was to be paid concurrently with the payments to the lender. The payment terms for the principal balance, plus accrued interest, in the aggregate amount of $139,290, were restructured to provide for 60 equal monthly payments, including interest at the rate of 10% per annum, of $2,959.50 each commencing July 1998. In fiscal 2001, following the payment in full by Fonar, as guarantor, of the indebtedness due to the lender, there was as a result a balance of $893,606 then owing to Fonar by the Melville Center. The $2,959.50 monthly payment to Fonar was increased by an additional principal amount of $10,000 per month to be applied toward the balance due. The outstanding balance as of June 30, 2005 was $45,872. The payment terms were restructured in March 2004 to be $15,418.32 per month, inclusive of interest at the rate of 5% per annum, over an 18 month period commencing April 2004.

Robert Janoff, a director of the Company, is a limited partner in a partnership in which we have a 92% partnership interest. The partnership manages an MRI scanning center in Bensonhurst, Brooklyn, New York and was party to a service contract at an annual rate of $50,000 on its scanner for the period of July 1, 2004 through June 30, 2005. The service contract has been renewed at the same rate for the period July 1, 2006 through June 30, 2007.

Pursuant to an agreement dated February 1, 2000, Deerfield Magnetic Resonance Imaging, P.A., also referred to as "Deerfield", a Florida professional association of which Raymond V. Damadian is the sole stockholder, director and President, agreed to lease a Fonar QUAD(TM) 12000 MRI Scanner from the Company for a term of five years at a monthly rental of $12,356.09. The term of the lease commenced on July 18, 2000 upon the acceptance of the scanner. In September 2002, Deerfield purchased the Scanner, paying $800,000 toward the purchase price. A balance of $14,285 owing as of June 30, 2003 was paid in the first quarter of fiscal 2004.

Subsequently, Deerfield obtained new premises, changed its name to Stand-Up MRI of Boca Raton, P.A., also referred to as Boca Raton, and entered into an agreement to purchase a Stand-Up(TM) MRI scanner from FONAR for $1,500,000 in October 2003. The installation has been completed and the balance of the purchase price was paid in June, 2004.

Canarsie MRI Associates, also referred to as "Canarsie", a joint venture partnership of which MRI Specialties, Inc., also referred to as "Specialties", is an owner, is party to a service agreement for its scanner with the Company at an annual fee of $85,000 for the period from March 24, 2005 through March 23, 2006. It is expected that the service contract will be renewed when it expires. During fiscal 2001, Canarsie entered into an agreement to purchase a QUAD(TM) 12000 MRI scanner from FONAR for a purchase price of $850,000. Of the purchase price, $400,000 was paid and $450,000 was payable pursuant to a note over a period of 7 years with 6% interest per annum. The monthly payment is $6,573.85 and commenced on December 1, 2001. The principal balance owing to FONAR as of June 30, 2005, was $243,149. Timothy Damadian, the son of Raymond V. Damadian, is the sole stockholder, director and President of Specialties.

Pompano  MRI  Associates,  also  referred  to  as  "Pompano",  a  joint  venture partnership of which Guardian MRI, Inc., also referred to as "Guardian", is party to a service agreement with FONAR at the rate of $85,000 per annum for its Stand-Up(TM) MRI scanner. The service agreement commenced on December 13, 2004 and runs through December 12, 2005. It is anticipated that the service agreement will be renewed. Timothy Damadian, the son of Raymond V. Damadian, is a stockholder, director and officer of Guardian. Jevan Damadian and Keira Reinmund, also children of Dr. Damadian, are also stockholders of Guardian.

A one-year service agreement between FONAR and Orlando MRI Associates, L.P., also referred to as "Orlando Partnership", commenced on July 13, 2004 at the rate of $85,000 per annum for a Stand-Up(TM) MRI scanner. It was renewed for an additional one-year period at the same price on July 13, 2005. It is anticipated that the service agreement will be renewed upon its expiration in July 2006. Timothy Damadian, the son of Raymond V. Damadian is a limited partner in the Orlando Partnership.

Black Bear Management LLC, a New York limited liability company of which TRD Services, Inc., also referred to as "TRD", is a member, is party to a service agreement with FONAR for its Stand-Up(TM) MRI at a fee of $85,000 per annum. The term runs from November 23, 2004 through November 22, 2005. It is expected that the service agreement will be renewed. Timothy Damadian, the son of Raymond V. Damadian, is the stockholder, director and President of TRD.

During fiscal 2002, Damadian MRI at Elmhurst, P.C., also referred to as "Elmhurst", a New York professional corporation of which Raymond V. Damadian is the sole stockholder, director and President, agreed to lease an Echo(TM) MRI scanner from FONAR on a fee per scan basis of $200 per MRI scan performed.

Bronx Management Associates, LLC, a New York limited liability company of which Raymond V. Damadian and Donna Damadian, jointly, TRD Services, Inc., also referred to as "TRD", JAD Ventures, Inc., also referred to as "JAD", Keira Reinmund, Thomas Terry and Constance Terry, among others, are members, is party to a service agreement with FONAR for its Stand-Up(TM) MRI scanner running from March 23, 2005 through March 22, 2006 for an annual fee of $85,000. It is anticipated that the service agreement will be reviewed upon its expiration. Donna Damadian is the wife of Raymond Damadian. TRD is owned by Timothy Damadian, a son of Raymond and Donna Damadian, JAD is owned by Jevan Damadian, a son of Raymond and Donna Damadian and Keira Reinmund is the daughter of Dr. and Mrs. Damadian. Constance Terry is the wife of David B. Terry, Vice President and Secretary of Fonar and brother-in-law of Dr. Damadian. Thomas Terry is also the brother-in-law of Dr. Damadian. In addition, FONAR has a 20% interest in Bronx Management Associates, LLC.

Deer Park Management Services, LLC, a New York limited liability company of which TRD and JAD are, among others, members, is party to a service agreement with FONAR for its Stand-Up(TM) MRI scanner running from May 1, 2005 through April 30, 2006 at an annual fee of $85,000. It is expected that the service agreement will be renewed upon its expiration. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, who are the sons of Raymond V. Damadian.

Long Island Management Services, LLC, a New York limited liability company of which TRD, JAD and Donna Damadian are, among others, members, is party to a service agreement with FONAR for its Stand-Up(TM) MRI scanner running from September 10, 2005 through September 9, 2006 at a fee of $85,000 per annum. It is anticipated that the service agreement will be renewed upon its expiration. Donna Damadian is the wife of Raymond Damadian. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, the sons of Raymond and Donna Damadian.

Miami MRI Associates, LLC, also referred to as Miami, a Florida limited liability company of which TRD, JAD and Donna Damadian are, among other parties, members, purchased a Stand-Up(TM) MRI from Fonar on which the warranty expired in October, 2004. Miami then entered into a one year service agreement with FONAR at a rate of $85,000 per annum. It is anticipated that the service agreement will be renewed upon its expiration. Donna Damadian is the wife of Raymond Damadian. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, the sons of Raymond and Donna Damadian.

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

During the third quarter of fiscal 2004, South Shore Management Services, LLC, a New York limited liability company of which TRD, JAD, Keira Reinmund, Donna Damadian and Robert Djerejian are among other parties, members, agreed to purchase a Stand-Up(TM) MRI from FONAR for $1,400,000 payable in installments as the work progresses in accordance with Fonar's usual terms. The construction and installation of this scanner was completed in October 2004. Donna Damadian is the wife of Raymond Damadian. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, the sons of Raymond and Donna Damadian. Keira Reinmund is the daughter of Raymond and Donna Damadian. Robert Djerejian is a member of the Board of Directors of Fonar.

Melville MRI P.C., a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President, entered into an agreement to purchase a Stand-Up(TM) MRI scanner from Fonar for $1,500,000 in December 2004. The installation has been completed and the purchase price paid in full as of February 2005.

Stand-Up MRI of East Elmhurst, P.C., a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President, entered into an agreement to purchase a Stand-Up(TM) MRI scanner from Fonar for $1,500,000 in October 2004. The installation has been completed and the purchase price paid in full as of May 2005.

Stand-Up MRI & Diagnostic Center, P.A., a Florida professional association of which Raymond V. Damadian is the sole shareholder, director and President, entered into an agreement to purchase a Stand-Up(TM) MRI scanner from Fonar for $1,500,000 to be installed in Ormond Beach, Florida in January 2005. The installation has been completed and the purchase price paid in full as of May 2005.

Stand-Up MRI of Islandia, P.C., a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President, entered into an agreement to purchase a Stand-Up(TM) MRI scanner from Fonar for $1,500,000 to be installed in East Setauket, New York in March 2005. The installation has been completed and the purchase price paid in full as of August 2005.


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Marcum & Kliegman LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2005 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2005 were $542,643.

The aggregate fees billed by Marcum & Kliegman LLP for the audit of our annual financial statements for the fiscal year ended June 30, 2004 and the reviews of the financial information included in our Forms 10-Q for the fiscal year ended June 30, 2004 were $418,276.
Audit Related Fees

No fees were billed by Marcum & Kliegman LLP for the fiscal years ended June 30, 2005 or June 30, 2004 for services related to the audit or review of our financial statements that are not included under the caption "Audit Fees".

No fees were billed by Marcum & Kliegman LLP for the fiscal years ended June 30, 2005 or June 30, 2004 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information.

Tax Fees

The aggregate fees billed by Marcum & Kliegman LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2005 were $149,793.

The aggregate fees billed by Marcum & Kliegman LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2004 were $172,542.

All Other Fees

The aggregate fees billed by Marcum & Kliegman LLP for all other services rendered by them during the fiscal years ended June 30, 2005 and June 30, 2004 were $264,646 and $106,452, respectively, which included services in connection with the registration of securities, internal control reviews, employee benefit plan audits and reviews and procedures that we requested Marcum & Kliegman to undertake to provide assurances on matters not required by laws or regulations.

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

Our audit committee believes that the provision by Marcum & Kliegman LLP of services in addition to audit services in fiscal 2005 and 2004 were compatible with maintaining their independence.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a)  FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements are included in Part II, Item 8.

         Report of Independent Registered Public Accounting Firm

         Report of Independent Registered Public  Accounting  Firm  on  Internal
           Control over Financial Reporting

         Consolidated Balance Sheets as at June 30, 2005 and 2004.

         Consolidated Statements of Operations for the Three Years Ended June 30, 2005, 2004 and 2003.

          Consolidated Statements of Stockholders' Equity for the Three Years Ended June 30, 2005, 2004 and 2003.

         Consolidated Statements of Cash Flows for the Three Years Ended June 30, 2005, 2004 and 2003.

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

    10.18 Merger Agreement and Supplemental Agreement dated June 17, 1997 and Letter of Amendment dated June 27, 1997 by and among U.S. Health Management Corporation and Affordable Diagnostics Inc. et al., incorporated by reference to
Exhibit  2.1 to the Registrant's 8-K, June 30, 1997,  Commission  File  No:   0-
10248.

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

  10.32 Asset Purchase Agreement dated July 28, 2005 among Health Plus Management Services, L.L.C., Health Management Corporation of America, Dynamic Healthcare Management, Inc. and Fonar Corporation, incorporated by reference to
Exhibit 2 to the Registrant's Form 8-K, August 2, 2005, Commission File No. 0-10248.

  14.1 Code of Ethics, incorporated by reference to Exhibit 14.1 of registrant's Form 10-K for the fiscal year ended June 30, 2004, Commission File
No.: 0-10248.

  21.1      Subsidiaries of the Registrant.  See Exhibits.

  23.1      Independent Registered Public Accounting Firm's Consent

  31.1      Section 302 Certification.  See Exhibits.

  32.1      Section 906 Certification.  See Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FONAR CORPORATION

Dated:  September 28, 2005

                               By: /s/ Raymond Damadian
                               Raymond V. Damadian, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                 Title                Date

/s/ Raymond Damadian     Chairman of the     September 28, 2005
Raymond V. Damadian      Board of Directors,
                         President, Director
                         Principal Executive
                         Officer and Acting
                         Principal Financial
                         Officer)

/s/ Claudette J.V. Chan  Director            September 28, 2005
Claudette J.V. Chan


/s/ Robert J. Janoff     Director            September 28, 2005
Robert J. Janoff

/s/ Charles N. O'Data    Director            September 28, 2005
Charles N. O'Data

/s/ Robert Djerejian     Director            September 28, 2005
Robert Djerejian