Form 10-K/A
period 2005-06-30
FONAR CORP
filed 2005-10-21
CIK 355019

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
           ---------------------------------------------------------

                                  FORM 10-K/A
                                 -------------

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

DOCUMENTS INCORPORATED BY REFERENCE
None

REASON FOR ADMENDMENT

We are ammending our Form 10-K for the fiscal year ended June 30, 2005 to include tables of unaudited quarterly financial data for each of the years ended June 30, 2005 and 2004 in Note 21 of the footnotes to the consolidated financial statements which were inadvertently excluded from the original filing on September 28, 2005.

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

(1) Election of Directors:

                                      FOR                       WITHHELD
                                  -----------                  ---------
Raymond V. Damadian               330,624,658                  4,913,484
Claudette J.V. Chan               330,073,280                  5,464,862
Robert J. Janoff                  330,850,389                  4,687,754
Charles N. O'Data                 330,931,968                  4,606,174
Robert Djerejian                  331,058,091                  4,480,057


(2) Ratification of Stock Bonus and Option Plans

   FOR            AGAINST       ABSTAIN        BROKER NON-VOTES
-----------      ---------      -------        ----------------
254,378,853      7,743,374      466,478           73,049,438

(3) Ratification of Auditors Marcum & Kliegman LLP

   FOR            AGAINST       ABSTAIN        BROKER NON-VOTES
-----------      ---------      -------        ----------------
333,473,976      1,857,772      206,394              1

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


INTEREST RATE SENSITIVITY
PRINCIPAL AMOUNT BY EXPECTED MATURITY
WEIGHTED AVERAGE INTEREST RATE

     Date      Investments in Fixed Rate       Weighted Average
               Instruments                     Interest Rate

     6/30/06          3,087,486                    2.05%
     6/30/07          1,800,000                    3.57%
     6/30/08          1,050,000                    3.48%
     6/30/09          1,398,500                    3.58%
     6/30/10          1,845,999                    2.67%
     6/30/11            200,000                    3.90%
     6/30/14            100,000                    4.12%
                      ---------
Total:                9,481,985

Fair Value
at 6/30/05            9,304,446

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


New York, New York
September 23, 2005

                     FONAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                        ASSETS
                                        ------

                                                               June 30,
                                                    ----------------------------
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

                      FONAR CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                      LIABILITIES
                                      -----------

                                                             June 30,
                                                  ---------------------------
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

                      FONAR CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                              STOCKHOLDERS' EQUITY
                              --------------------

                                                              June 30,
                                                   ---------------------------
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

                      FONAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the Years Ended June 30,
                                                ------------------------------------------
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

                      FONAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED JUNE 30, 2005



                                                                                      Paid-in
                                                           Class B       Class C      Capital in
                                                           Common         Common      Excess of
                                                            Stock          Stock      Par Value
                                                         ----------    ---------      -------------
                                                           Shares
                                                         ----------
Balance   -   June  30,  2004                               4,153           $956       $152,090,431

Net  income                                                     -           -                  -

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising during
    the  year,  net  of tax                                     -           -                  -
Exercise  of stock options                                      -           -                54,176
Exercise of  callable  warrants                                 -           -               200,042
Stock  issued  to employees under stock bonus plans             -           -             2,447,829
Issuance of stock  for  goods  and services                     -           -             4,288,115
Issuance of stock for consulting  services                      -           -               625,061
Net reduction in notes receivable from employee
   stockholders                                                 -           -
Issuance of stock for notes receivable - employee
   stockholders                                                 -           -               223,217
Conversion  of  Class  B common stock                        (200)          -                  -
                                                         ----------    ---------       ------------

Balance  -  June  30,  2005                                 3,953      $     956       $159,928,871
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

                      FONAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED JUNE 30, 2004

                                                      Notes
                                                    Receivable   Accumulated
                                                      From         Other
                                                     Employee   Comprehensive  Accumulated
                                                   Stockholders (Loss) Income     Deficit
                                                   ------------ ------------- --------------
Balance - June 30, 2003                            $  (654,246) $     68,672  $ (97,889,309)

Net loss                                                  -             -        (9,494,383)

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising during
    the year, net of tax                                  -         (114,543)          -
Exercise of stock options                                 -             -              -
Exercise of callable warrants                             -             -              -
Stock issued to employees under stock bonus plans         -             -              -
Issuance of stock for goods and services                  -             -              -
Issuance of stock for consulting services                 -             -              -
Net reduction in notes receivable from employee
  stockholders                                          88,497          -              -
Issuance of stock for notes receivable - employee
  stockholders                                        (276,885)         -              -
Financing costs due to change in terms of warrants        -             -              -
                                                   ------------ ------------- --------------
Balance - June 30, 2004                            $  (842,634) $    (45,871) $(107,383,692)
                                                   ============ ============= ==============

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

                      FONAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED JUNE 30, 2003


                                                         Notes
                                                      Receivable   Accumulated
                                                        From          Other
                                          Treasury     Employee    Comprehensive
                                            Stock    Stockholders     Income
                                         ----------  ------------  -------------
Balance - June 30, 2002                  $(675,390)  $ (997,132)    $  85,569

Net loss                                      -            -             -

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising
    during the year, net of tax               -            -          (16,897)

Exercise of stock options                     -            -             -
Exercise of callable warrants                 -            -             -
Stock issued to employees under stock
  bonus plans                                 -            -             -
Issuance of stock for goods and services      -            -             -
Issuance of stock for consulting services     -            -             -
Issuance of stock for options held by
  related party                               -            -             -
Issuance of stock for note payable            -            -             -
Issuance of stock for minority interest       -            -             -
Net reduction in notes receivable
  from stockholders                           -         342,886          -
Conversion of Class B common stock to         -
  common stock                                -            -             -
                                         ----------  -----------   ------------
Balance - June 30, 2003                 $ (675,390)   $(654,246)    $  68,672
                                         ==========  ===========   ============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED JUNE 30, 2003



                                          Accumulated                    Comprehensive
                                             Deficit        Total           Loss
                                          -------------   ------------   -------------
Balance - June 30, 2002                   $(82,882,893)   $ 35,695,248   $       -

Net loss                                   (15,006,416)    (15,006,416)   (15,006,416)

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising
    during the year, net of tax                   -            (16,897)       (16,897)

Exercise of stock options                         -             31,203           -
Exercise of callable warrants                     -          1,073,072           -
Stock issued to employees under stock
  bonus plans                                     -          2,654,182           -
Issuance of stock for goods and services          -          5,473,949           -
Issuance of stock for consulting services         -            784,884           -
Issuance of stock for options held by
  related party                                   -          1,226,251           -
Issuance of stock for note payable                -             21,750           -
Issuance of stock for minority interest           -             99,180           -
Net reduction in notes receivable
  from stockholders                               -            342,886           -
Conversion of Class B common stock to
  common stock                                    -               -              -
                                          -------------   ------------   -------------
Balance - June 30, 2003                   $(97,889,309)   $ 32,379,292   $(15,023,313)
                                          =============   ============   =============


See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the Years Ended June 30,
                                           -------------------------------------------------
                                               2005              2004             2003
                                           ------------      -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                        $  1,014,409      $ (9,494,383)     $(15,006,416)
  Income from discontinued operations              -                 -             (194,451)
                                           ------------      -------------     -------------
  Income (loss) from continuing operations    1,014,409        (9,494,383)      (15,200,867)
  Adjustments to reconcile net income
    (loss) to net cash (used in) provided
    by operating activities:
      Minority interest in income of
        partnerships                          1,051,401           951,940           776,222
      Depreciation and amortization           3,991,752         3,880,898         4,433,490
      Amortization of unearned license fee   (2,340,000)       (2,340,000)       (2,340,000)
      Loss on impairment of management
        agreement                                  -                 -              795,237
      Financing costs due to change in
        terms of warrants                          -              238,950              -
      Gain on sale of equipment                 (28,105)          (21,500)           (1,608)
      Provision for bad debts                   164,293           330,997           701,534
      Compensatory element of stock
        issuances                             3,073,134         4,125,717         4,842,748
      Stock issued for costs and expenses     4,288,457        12,002,712         5,473,949
      Reduction in notes receivable from
        employee stockholders                   125,909              -                 -
  (Increase) decrease in operating
    assets, net:
      Accounts and management fee
        receivable                           (1,592,559)       (2,938,367)          (73,152)
      Notes receivable                         (548,000)             -              170,000
      Costs and estimated earnings
        in excess of billings on
        uncompleted contracts                (8,714,916)       (1,463,374)          792,733
      Inventories                               547,586        (4,528,085)         (393,494)
      Principal payments received on
        sales-type lease - related
        parties                                    -               14,285         2,597,331
      Principal payments received on
        sales-type lease                        153,412           135,456           119,601
      Prepaid expenses and other
        current assets                         (213,385)         (285,689)         (333,959)
      Other assets                              (17,520)          (37,722)           80,124
      Advances and notes to related
        parties medical practices               256,774           519,181           492,594
  Increase (decrease) in operating
    liabilities, net:
      Accounts payable                        3,100,044         1,664,772          (295,413)
      Other current liabilities               3,328,598         2,674,269           472,617
      Customer advances                      (6,125,756)        2,867,540        (2,774,867)
      Billings in excess of costs and
        estimated earnings on uncompleted
        contracts                            (2,482,265)       (1,814,534)        3,636,527
      Other liabilities                         (28,544)           (2,768)          (57,850)
      Due to related medical practices          (26,629)           -                 -
      Income taxes payable                      (14,597)           15,430          (734,104)
                                           -------------     -------------     -------------
        NET CASH (USED IN) PROVIDED BY
          CONTINUING OPERATIONS              (1,036,507)        6,495,725         3,179,393

        NET CASH PROVIDED BY
          DISCONTINUED OPERATIONS                  -                 -              232,939
                                           -------------     -------------     -------------
        NET CASH (USED IN) PROVIDED BY
          OPERATING ACTIVITIES               (1,036,507)        6,495,725         3,412,332
                                           -------------     -------------     -------------


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


NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of June 30, 2005 and 2004 is as follows:

                                                 As of June 30,
                                            --------------------------
                                                2005          2004
                                            -----------    -----------
Costs incurred on uncompleted contracts     $18,364,046    $11,961,900
Estimated earnings                            8,704,477      8,298,538
                                            -----------    -----------
                                             27,068,523     20,260,438
Less: Billings to date                       16,985,000     21,374,096
                                            -----------    -----------
                                            $10,083,523    $(1,113,658)
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

Stock option share activity and weighted average exercise prices under the HMCA plans and grants for the three years ended June 30, 2005, 2004 and 2003 were as follows:
                                                    Weighted
                                                    Average
                                       Number of    Exercise
                                        Options       Price
                                       ----------   ---------
Outstanding, June 30, 2002             2,670,000    $0.46

Exchanged for common stock of FONAR    (2000,000)   $0.28
                                       ----------
Outstanding, June 30, 2003               670,000    $1.00

Forfeited                                (10,000)   $1.00
                                       ----------   -----
Outstanding, June 30, 2004 and 2005      660,000    $1.00
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
                                   ----------
                                   $1,391,514
                                   ==========

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2005



NOTE 14 - INCOME TAXES

Components of the current provision for (benefit from) income taxes are as follows:

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

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2005



NOTE 14 - INCOME TAXES (Continued)

Significant components of the Company's deferred tax assets and liabilities at June 30, 2005 and 2004 are as follows:

                                              June 30,
                                   ----------------------------
                                        2005            2004
                                   ------------     -----------

Deferred tax assets:
  Allowance for doubtful accounts  $  1,321,784   $  1,186,827
  Non-deductible accruals               551,952        726,668
  Net operating carryforwards        42,107,182     42,668,436
  Tax credits                         4,536,499      4,440,506
  Inventory capitalization for
    tax purposes                         94,461        128,616
  Capital losses carryforwards        1,329,528      1,333,663
  Charitable contributions               93,987         95,481
                                   ------------   ------------
                                     50,035,393     50,580,197
Valuation allowance                 (48,610,326)   (48,145,223)
                                   ------------   ------------
Net deferred tax assets               1,425,067      2,434,974
                                   ------------   ------------

Deferred tax liabilities:
  Fixed and intangible assets          (526,409)    (1,409,355)
  Capitalized software development
    costs                              (898,658)    (1,025,619)
                                   ------------   ------------
Gross deferred tax liabilities       (1,425,067)    (2,434,974)
                                   ------------   ------------
Net deferred tax liabilities       $     -        $    -
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

License Agreements and Self-Insurance (Continued)
-------------------------------------

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

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2005



NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                  (000's omitted, except per share data)

                                          For the Quarters Ended
                             -----------------------------------------------
                             September 30, December 31, March 31,   June 30,
                                 2004         2004        2005        2005       Total
                             ------------  -----------  --------   ---------   ----------
Total Revenues - Net           $ 25,068     $ 29,499   $ 25,330    $ 25,002    $ 104,899

Total Costs and Expenses         24,161       28,276     25,355      25,443      103,235

Net Income (Loss) from
  Continuing Operations             786        1,141       (480)       (433)       1,014

Basic and Diluted Net Income
  (Loss) Per Share from
  Continuing Operations        $   0.01     $   0.01   $   -       $   -       $    0.02

Basic and Diluted Net
  Loss Per Share from
  Discontinued Operations      $   -        $   -      $   -       $   -       $     -

                  (000's omitted, except per share data)



                                          For the Quarters Ended
                             -----------------------------------------------
                             September 30, December 31, March 31,   June 30,
                                 2003         2003        2004        2004        Total
                             ------------  -----------  --------   ---------   ----------
Total Revenues - Net           $ 13,302     $ 17,889    $ 19,353   $ 21,065    $  71,609

Total Costs and Expenses         17,041       20,352      20,759     21,928       80,080

Net Loss from Continuing
  Operations                     (3,843)      (2,630)     (1,484)    (1,537)      (9,494)

Basic and Diluted Net
  Loss Per Share from
  Continuing Operations        $  (0.05)    $  (0.03)   $  (0.02)  $  (0.02)   $   (0.12)

Basic and Diluted Net
  Loss Per Share from
  Discontinued Operations      $   -        $   -       $   -      $   -       $     -

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
                                                            ============

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2005



NOTE 23 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following represents a summary of allowance for doubtful accounts for the years ended June 30, 2005, 2004 and 2003, respectively:

                                     Balance                                  Balance
Description                       June 30, 2004     Additions   Deductions   June 30, 2005
-----------                       -------------    -----------  ----------   -------------
Receivables from equipment sales
  and service contracts            $   467,990     (1)$ 30,462     $  -        $  498,452
Receivables from equipment sales
  and service contracts - related
  parties                              655,563            -     (1)   8,942       646,621
Management fee receivable from
  related medical practices          1,874,390      (1)142,773        -         2,017,163
Advance and notes to related
  parties                              364,791            -           -           364,791


                                     Balance                                      Balance
Description                       June 30, 2003     Additions     Deductions     June 30, 2004
-----------                       -------------    -----------    -----------    -------------
Receivables from equipment sales
  and service contracts            $   442,437    (1)$  25,553    $      -       $    467,990
Receivables from equipment sales
  and service contracts - related
  parties                              694,655            -        (1) 39,092         655,563
Management fee receivable from
  related medical practices          1,296,390    (1)  578,000           -          1,874,390
Advance and notes to related
  parties                              446,035            -        (1) 81,244         364,791


                                     Balance                                   Balance
Description                       June 30, 2002    Additions      Deductions    June 30, 2003
-----------                       -------------    ----------     ----------    -------------

Receivables from equipment sales
  and service contracts            $   382,437  (1)$  60,000 $       -          $   442,437
Receivables from equipment sales
  and service contracts - related
  parties                              694,655          -             -             694,655
Management fee receivable from
  related medical practices          1,096,390       200,000         -            1,296,390
Advance and notes to related
  parties                              366,035        80,000         -              446,035


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

d) The Company issued 300,000 shares of common stock upon the exercise of stock options resulting in proceeds of $300,000.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

The following table sets forth the number and percentage of shares of Fonar's securities held by each director, by each person known by us to own in excess of five percent of Fonar's voting securities and by all officers and directors as a group as of September 1, 2005.

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

                               FONAR CORPORATION

Dated:  October 20, 2005
                               By: /s/ Raymond Damadian
                               Raymond V. Damadian, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                 Title                Date

/s/ Raymond Damadian     Chairman of the     October 20, 2005
Raymond V. Damadian      Board of Directors,
                         President, Director
                         Principal Executive
                         Officer and Acting
                         Principal Financial
                         Officer)

/s/ Claudette J.V. Chan  Director            October 20, 2005
Claudette J.V. Chan


/s/ Robert J. Janoff     Director            October 20, 2005
Robert J. Janoff

/s/ Charles N. O'Data    Director            October 20, 2005
Charles N. O'Data

/s/ Robert Djerejian     Director            October 20, 2005
Robert Djerejian