Form 10-Q
period 2005-09-30
FONAR CORP
filed 2005-11-09
CIK 355019

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    SEPTEMBER 30, 2005
                                      ----------------------------

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
      For the transition period from              to
                                     ------------     -------------
      Commission file number  0-10248
                            ------------

                          FONAR CORPORATION
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

             DELAWARE                          11-2464137
--------------------------------    ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

110 Marcus Drive     Melville, New York                 11747
------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:     (631)  694-2929
                                                      ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       YES  X     NO
                                            ----     ----

Indicate by check  mark  whether  the  registrant  is  an  accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     YES  X     NO
                                                    ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                     Outstanding at October 31, 2005
--------------------------------    ---------------------------------------
Common Stock, par value $.0001                     110,070,767
Class B Common Stock, par value $.0001                   3,953
Class C Common Stock, par value $.0001               9,562,824
Class A Preferred Stock, par value $.0001            7,836,287

FONAR CORPORATION AND SUBSIDIARIES
INDEX




PART I - FINANCIAL INFORMATION                                         PAGE


Item 1.  Financial Statements


   Condensed Consolidated Balance Sheets - September 30, 2005
     (Unaudited) and June 30, 2005

   Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2005 and
     September 30, 2004 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Loss (Income) for the Three Months Ended
     September 30, 2005 and September 30, 2004 (Unaudited)

   Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2005 and
     September 30, 2004 (Unaudited)

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit - 31.1

Exhibit - 32.1

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                              September 30,   June 30,
                                                            2005       2005
                                                      (UNAUDITED)
Current Assets:                                        --------     -------
  Cash and cash equivalents                              $ 4,534    $ 5,517

  Marketable securities                                    7,003      9,411

  Accounts receivable - net                                2,908      1,971

  Accounts receivable - related parties -net                 383        470

  Medical receivables                                      8,490      9,990

  Management fee receivable                                    -        894

  Management fee receivable - related
    medical practices - net                                8,297      7,826

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                   9,281     10,538

  Inventories                                              8,708      9,838

  Investment in sales-type lease                             179        174

  Current portion of advances and notes to related
    medical practices                                        105        149

  Current portion of note receivable less discount for
    below market interest                                     81          -

  Prepaid expenses and other current assets                1,299      1,785
                                                          ------     ------
        Total Current Assets                              51,268     58,563
                                                          ------     ------

Property and equipment - net                               6,979      7,594

Advances and notes to related medical practices - net        184        201

Investment in sales-type lease                               232        279

Notes receivable less discount for below market interest   6,152        553

Management agreements - net                                    -      3,992

Other intangible assets - net                              4,562      4,503

Other assets                                                 425        409
                                                        --------   --------
        Total Assets                                    $ 69,802   $ 76,094
                                                        ========   ========

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

                                                    September 30,  June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                        2005      2005
                                                      (UNAUDITED)
Current Liabilities:                                  ----------   --------
  Current portion of long-term debt and
    capital leases                                       $   449    $   425
  Accounts payable                                         6,708      8,468
  Other current liabilities                                6,804      7,474
  Unearned revenue on service contracts                    3,738      3,305
  Unearned revenue on service
    contracts - related parties                              505        526
  Customer advances                                        1,456      1,633
  Customer advance - related party                            42         42
  Income taxes payable                                         -         11
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                        696        301
  Billings in excess of costs and estimated
    earnings on uncompleted contracts-related party            -        153
                                                          ------     ------
      Total Current Liabilities                           20,398     22,338

Long-Term Liabilities:
  Due to related medical practices                           136        128
  Long-term debt and capital leases,
   less current portion                                      983        966
  Other liabilities                                          259        270
                                                          ------     ------
      Total Long-Term Liabilities                          1,378      1,364
                                                          ------     ------
      Total Liabilities                                   21,776     23,702
                                                          ------     ------
Minority interest                                            624        523
                                                          ------     ------
See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED, except share data)

                                                     September 30,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2005         2005
     (continued)                                      (UNAUDITED)
                                                      ----------    --------
STOCKHOLDERS' EQUITY:

Class A non-voting preferred stock $.0001 par value;
8,000,000 authorized, 7,836,287 issued and outstanding
at September 30, 2005 and June 30, 2005                        1          1

Common Stock $.0001 par value; 150,000,000 and 130,000,000
Shares authorized at September 30, 2005 and June 30, 2005,
respectively; 108,922,898 issued at September 30, 2005
and 105,043,014 at June 30, 2005; 108,631,834 outstanding
at September 30, 2005 and 104,751,950 at June 30, 2005        11         10

Class B Common Stock $.0001 par value; 4,000,000
shares authorized, (10 votes per share), 3,953 issued
and outstanding at September 30, 2005 and June 30, 2005        -          -

Class C Common Stock $.0001 par value; 10,000,000 shares
authorized, (25 votes per share), 9,562,824 issued
and outstanding at September 30, 2005 and June 30, 2005        1          1

Paid-in capital in excess of par value                   164,123    159,929
Accumulated other comprehensive loss                    (    202)  (    182)
Accumulated deficit                                     (114,686)  (106,369)
Notes receivable from employee stockholders             (    844)  (    846)
Unearned compensation                                   (    327)         -
Treasury stock, at cost - 291,064 shares of common stock
  at September 30, 2005 and June 30, 2005               (    675)  (    675)
                                                         -------    -------
      Total Stockholders' Equity                          47,402     51,869
                                                         -------    -------
      Total Liabilities and Stockholders' Equity        $ 69,802   $ 76,094
                                                         =======    =======
See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                  FOR THE THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                     ---------------------
                                                       2005         2004
REVENUES                                             --------     --------
  Product sales - net                                $ 4,011      $17,344
  Product sales - related parties - net                  179          307
  Service and repair fees - net                        1,684          896
  Service and repair fees - related parties - net        241          145
  Management and other fees - net                        648            -
  Management and other fees - related medical
    practices - net                                    3,390        5,791
  License fees and royalties                               -          585
                                                     --------     --------
     Total Revenues - Net                             10,153       25,068
                                                     --------     --------
COSTS AND EXPENSES
  Costs related to product sales                       3,753       10,920
  Costs related to product sales - related parties       157          166
  Costs related to service and repair fees             1,122          952
  Costs related to service and repair
     fees - related parties                              285          163
  Costs related to management and other fees             528            -
  Costs related to management and other
    fees - related medical practices                   2,286        3,497
  Research and development                             1,840        1,374
  Selling, general and administrative,
    inclusive of compensatory element of stock
    issuances of $ 524 and $ 781 for the three months
    ended September 30, 2005 and 2004, respectively    6,555        6,881
  Provision for bad debts                                 25           50
  Amortization of management agreements                   37          158
  Termination costs paid with common stock             1,600            -
                                                     --------     --------
     Total Costs and Expenses                         18,188       24,161
                                                     --------     --------
(Loss) Income From Operations                        ( 8,035)         907

Interest Expense                                     (    74)     (    65)
Investment Income                                        173          106
Interest Income - Related Parties                          4            7
Other (Expense) Income                               (   104)          76
Minority Interest in Income of Partnerships          (   281)     (   226)
                                                      ------      -------
(Loss) Income Before Provision for Income Taxes      ( 8,317)         805
Provision for Income Taxes                                 -           19
                                                      -------      -------
NET (LOSS) INCOME                                   $( 8,317)    $    786
                                                      =======      =======
Net (Loss) Income Available to Common Stockholders  $( 8,317)    $    728
                                                      -------      -------
Basic (Loss) Earnings Per Common Share                 $(.08)      $  .01
                                                      ======       ======
Diluted (Loss) Earnings Per Common Share               $(.08)      $  .01
                                                      ======       ======
Basic and Diluted Earnings Per Share-Common C            N/A           -
                                                     =======       ======
See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(000'S OMITTED)


                                                  FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         -----------------
                                                          2005       2004
                                                         ------     ------
Net (loss) income                                       $(8,317)   $   786

Other comprehensive (loss) income net of tax:
    Unrealized (losses) gains on securities,
      net of tax                                         (   20)        41
                                                         -------    -------
Total comprehensive (loss) income                       $(8,337)   $   827
                                                         =======    =======
See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)

                                                  FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         -----------------
                                                          2005       2004
                                                         ------     ------
Cash Flows from Operating Activities
 Net (loss) income                                     $( 8,317)  $    786
 Adjustments to reconcile net (loss) income to
  net cash (used in) provided by operating activities:
    Minority interest in income of partnerships             281        226
    Depreciation and amortization                           844        982
    Gain on sale of equipment                           (     3)         -
    Provision for bad debts                                  25         50
    Compensatory element of stock issuances                 524        781
    Stock issued for costs and expenses                   1,391        635
    Termination costs paid with common stock              1,600          -
    Amortization of unearned compensation                    73          -
    Amortization of unearned license fee                      -    (   585)
    Loss from sale of physical medicine
      management business                                   144          -
    (Increase) decrease in operating assets, net:
       Accounts and management fee receivable           (   341)   ( 1,237)
       Notes receivable                                 (    33)         -
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                1,258    (   755)
       Inventories                                        1,130        427
       Principal payments received on sales type lease       41         37
       Prepaid expenses and other current assets            486    (   693)
       Other assets                                     (    19)   (    17)
       Advances and notes to related medical practices       61         71
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                 ( 1,760)       688
       Other current liabilities                        (   378)       192
       Customer advances                                (   177)   ( 1,034)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                  241    (   127)
       Other liabilities                                (    11)   (     5)
       Due to related medical practices                       8          -
       Income taxes payable                             (    11)        19
                                                         ------     ------
Net cash (used in) provided by operating activities     ( 2,943)       441
                                                         ------     ------

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)

                                                  FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                         -----------------
                                                          2005       2004
                                                         ------     ------
Cash Flows from Investing Activities:
  Purchases of marketable securities                          -    ( 4,031)
  Sales of marketable securities                          2,388      4,798
  Purchases of property and equipment                   (   426)   (   513)
  Costs of capitalized software development             (   169)   (   203)
  Cost of patents and copyrights                        (    61)   (    41)
  Proceeds from sale of equipment                            97          -
                                                         ------     ------
Net cash provided by investing activities                 1,829         10
                                                         ------     ------

Cash Flows from Financing Activities:
  Distributions to holders of minority interests        (   180)   (   185)
  Repayment of borrowings and capital
    lease obligations                                   (    91)   (   120)
  Net proceeds from exercise of stock options
     and warrants                                           400        120
  Repayment of notes receivable from employee
     stockholders                                             2         22
                                                         ------     ------
Net cash provided by (used in) financing activities         131    (   163)
                                                         ------     ------

Net (Decrease) Increase in Cash and Cash Equivalents    (   983)       288

Cash and Cash Equivalents - Beginning of Period           5,517      9,474
                                                         ------     ------
Cash and Cash Equivalents - End of Period               $ 4,534    $ 9,762
                                                         ======     ======

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2005
                                (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 28, 2005 for the fiscal year ended June 30, 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of FONAR Corporation (the "Company"), its majority and wholly-owned subsidiaries and partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with EITF 03-6, "Participating Securities and the Two-Class method under FASB Statement No. 128" ("EITF 03-6"), the Company's participating convertible securities, which include Class B common stock and Class C common stock, are not included in the computation of basic EPS for three months ended September 30, 2005 because the participating securities do not have a contractual obligation to share in the losses of the Company. For the three months ended September 30, 2004, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of certain options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation was approximately 7,028,000 because they are antidilutive as a result of a net loss for the three months ended September 30, 2005. For the three months ended September 30, 2004, the number of common shares potentially issuable upon the exercise of certain options of 864,247 have not been included in the computation of diluted EPS since the effect would be antidilutive.

                       FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2005
                                (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share (Continued)

                        Three Months                   Three Months
                    ended September 30,             ended September 30,
                           2005                            2004
                    -------------------     -----------------------------------
                            (000's omitted, except per share data)
                                                                        Class C
                                                           Common       Common
                           Total              Total        Stock        Stock
                         --------             -----        ------       -------
Basic

Numerator:

   Net (loss) income
   available to common
   stockholders          $(8,317)             $ 728           710        $    18
                         ========           =======       =======        =======
Denominator:

   Weighted average      107,021                           98,826          9,563
   shares outstanding    =======                          =======        =======

Basic (loss) income
   per common share       $(.08)            $   .01                      $  -
                         =======            =======                      =======
Diluted

   Weighted average
   shares outstanding    107,021             98,826        98,826          9,563
   Stock options            -                    70            70           -
   Warrants                 -                   428           428           -
   Convertible Class
   C common stock           -                 3,188         3,188           -
                         -------            -------        ------        -------


Denominator for diluted
earnings per share:

   Weighted average
   shares outstanding
   of common stock
   and equivalents       107,021            102,512        102,512         9,563
                         =======            =======        =======       =======

Diluted (loss) income
per common share         $ (.08)              $ .01          $ .01         $ -
                         =======            =======        =======       =======

                       FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2005
                                (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" SFAS 123R. SFAS 123R requires the compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued on the grant date of such instruments, and will be recognized over the period during which an individual is required to provide service in exchange for the award (typically the vesting period). SFAS 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB Opinion 25. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123R to the first interim or annual reporting period of the Company's first fiscal year beginning on or after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company has adopted SFAS 123R as of July 1, 2005. As of June 30, 2005 all options were fully vested and during the three months ended September 30, 2005 no employee options were granted. Accordingly, no additional compensation charge was required and therefore there was no impact on the financial statement upon the adoption of this pronouncement.

SFAS 123R permits public companies to adopt its requirement using one of two methods: 1) A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the fair value as measured under SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or 2) A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) to the start of the fiscal year in which SFAS 123R is adopted. The Company adopted SFAS 123R using the modified prospective method.

Accordingly, the adoption of SFAS 123R's fair value method does not have a significant impact on our result of operations, and it will have no impact on our overall financial position. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share in
Note 2 to our condensed consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. It is unlikely that we will have near term benefits from tax deductions. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what those amounts will be in the future because of various factors, including but not limited to the timing of employee exercises and whether we will be in a taxable position. At this time, there would be no tax impact related to the prior periods since the Company has a net loss.

For the period ending prior to July 1, 2005, as permitted under Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company had elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three months ended September 30, 2004:

                       FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2005
                                (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                        (000's omitted, except per share data)
                                        --------------------------------------

Net income available to
common shareholders                                $728

Less:
    Undistributed earnings allocated to
    Class C common stock                             12
                                                 -------
                                                    716
Less:
   Total stock-based employee compensation
   expense determined under fair value
   based method for all awards                       28
                                                 -------
Pro forma Net Income                               $688
                                                 =======
Basic Net Income Per Share
as Reported                                      $ 0.01
                                                 =======
Basic Pro forma Net Income
per Share                                        $ 0.01
                                                 =======

Diluted Net Income per share
as reported                                      $ 0.01
                                                 =======

Diluted Pro Forma Net Income                     $ 0.01
per share                                        =======


The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                        For the Three Ended
                                        September 30, 2004
                                        -------------------

Expected life (years)                            3
Interest Rate                                 2.69%
Annual Rate of dividends                         0%
Volatility                                      55%

                       FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2005
                                (UNAUDITED)

NOTE 3 - ACCOUNTS RECEIVABLE AND MEDICAL RECEIVABLES

Accounts Receivable

Accounts receivable, net is comprised of the following at September 30, 2005:

                               Gross          Allowance for
                               Receivable     doubtful accounts         Net
                               ----------     -----------------      ---------
Receivables from equipment
sales and service contracts    $  3,406           $    498           $   2,908
                               ==========     =================      =========

Receivables from equipment
sales and service contracts-
related parties                $  1,029           $    646           $     383
                               ==========     =================      =========

Management fee receivables
from related medical
practices ("PC's")             $ 10,339           $  2,042           $   8,297
                               ==========     =================      =========

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

Collection by the Company of its accounts receivable may be impaired by the uncollectibility of the PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Approximately 47% and 62% of the PC's net revenues for both the three months ended September 30, 2005 and 2004, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PC's accounted for approximately 33.4% and 23.1% of the consolidated net revenues for the three months ended September 30, 2005 and 2004, respectively. Product sales and service and repair fees from related parties amounted to approximately 4.1% and 1.8% of consolidated net revenues for the three months ended September 30, 2005 and 2004, respectively.

Medical Receivables

The Company was assigned medical receivables valued at $11,775,000, in connection with the satisfaction of the management fees and termination fees related to a Termination and Replacement Agreement dated May 23, 2005. The balance of the medical receivables as of September 30, 2005 was $8,490,000.

                       FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2005
                                (UNAUDITED)

NOTE 3 - ACCOUNTS RECEIVABLE AND MEDICAL RECEIVABLES (Continued)

Unaudited Financial Information of Unconsolidated Managed Medical Practices

Summarized income statement data for the three months ended September 30, 2005 related to the 12 unconsolidated medical practices managed by the Company is as follows:
                    (000's omitted) (Income Tax-Cash Basis)

Patient Revenue - Net                  $ 4,326
                                       =======
Income from Operations                 $     2
                                       =======
Net Loss                               $  (211)
                                       =======

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet at September 30, 2005 consist of:

                                (000's omitted)

Purchased parts, components
   and supplies                       $ 5,667
Work-in-process                         3,041
                                      -------
                                      $ 8,708
                                      =======


NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

          1) Information relating to uncompleted contracts as of September 30, 2005 is as follows:

                                   (000's omitted)

Costs incurred on uncompleted
     contracts                   $ 16,574
Estimated earnings                  7,313
                                 --------
                                   23,887
Less: Billings to date             15,302
                                  -------
                                 $  8,585
                                 ========

                       FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2005
                                (UNAUDITED)

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES (Continued)

Included in the accompanying condensed consolidated balance sheet at September 30, 2005 under the following captions:

      Costs and estimated earnings in excess of
        billings on uncompleted contracts                $  9,281
Less: Billings in excess of costs and estimated
        earnings on uncompleted contracts                     696
                                                         --------
                                                         $  8,585
                                                         ========

2)  Customer advances consist of the following as of September 30, 2005:

                                                   Related
                                        Total      Party       Other
                                       --------    --------  -------

Total Advances                         $16,800     $   42    $16,758
Less: Advances
       on contracts under construction  15,302        -       15,302
                                       -------     -------    ------
                                       $ 1,498     $   42    $ 1,456
                                       =======     =======    ======


NOTE 6 -STOCKHOLDERS' EQUITY

Common Stock
During the three months ended September 30, 2005:

a) The Company issued 323,299 shares of common stock to employees as compensation valued at $369,068 under stock bonus plans.

b) The Company issued 99,597 shares of common stock to consultants and others at a valued at $111,150.

c) The Company issued 1,292,384 shares of common stock for costs and expenses of $1,390,887.

d) The Company issued 400,000 shares of common stock upon the exercise of stock options resulting in proceeds of $400,000.

e) The Company issued 1,764,604 shares of common stock for termination costs and collection services valued at $1,880,238.

Options

During the quarter ended September 30, 2005, the Company granted to a financial consultant 400,000 options to purchase common stock at an exercise price of $1.00 per share. During the quarter ended September 30, 2005, the consultant exercised 400,000 of their options.

Registration Statement

On August 9, 2005 the Company filed a shelf registration statement on Form S-3 and registered 10,000,000 shares of the Company's common stock.

                       FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2005
                                (UNAUDITED)

NOTE 6 -STOCKHOLDERS' EQUITY (Continued)

2005 Stock Bonus Plan

On July 18, 2005, the Company filed a registration statement on Form S-8 and registered 3,000,000 shares under the Company's 2005 Stock Bonus Plan.

Amendment of Certificate of Incorporation

On July 28, 2005, the Company amended its certificate of incorporation increasing the number of authorized shares from 130,000,000 to 150,000,000.


NOTE 7 -SALE OF PHYSICAL MEDICINE MANAGEMENT BUSINESS

On July 28, 2005 Fonar, HMCA and Dynamic entered into an Asset Purchase Agreement with Health Plus Management Services, L.L.C. ("Health Plus"), pursuant to which HMCA and its subsidiary Dynamic sold to Health Plus the portion of their business which was engaged in the business of managing physical therapy and rehabilitation facilities, together with the assets used in the conduct of such business.

The assets sold consisted principally of the management agreements with the physical therapy and rehabilitation facility management business, the physical therapy equipment, a portion of the accounts receivable and furniture and fixtures the Company provided to the physical therapy and rehabilitation facilities.

The purchase price under the Asset Purchase Agreement was $6.6 million, payable pursuant to a promissory note (the "note") in 120 monthly installments commencing on August 28, 2005. The first twelve installments are interest only and the remaining 108 payments will consist of equal installments of principal and interest in the amount of $76,014 each. The note is secured by a first lien on all of the assets of Health Plus, including its accounts receivable. The
Note is subject to prepayment provisions to the extent Health Plus resells all or part of the assets and business or utilizes the assets sold as collateral in any debt financing. The note provides for interest at 5% per annum. The fair value assigned to the note was $6,078,068 reflecting a discount of $521,932 for the below market interest rate. The Company recorded a loss of $143,598 on this transaction during the quarter ended September 30, 2005.

The two principals of Health Plus were employed by HMCA and Dynamic up to the time of the closing of the business. In consideration for the termination of their employment agreement, these two individuals each became entitled to receive $800,000. In addition, each became entitled to receive $200,000 for collection services to be provided on behalf of HMCA and Dynamic with respect to a portion of the accounts receivable of certain physical therapy and rehabilitation facilities which arose during the period when HMCA was engaged in the management of those facilities. The $1,000,000 payable to each of these individuals was satisfied in shares of Fonar common stock. During the three months ended September 30, 2005 the Company issued 1,764,604 shares of common stock valued at $1,880,238. The remaining balance under this obligation at September 30, 2005 is $119,762 which was included in other current liabilities. The Company capitalized $400,000 with respect to collection services which is being amortized over 11 months. During the three months ended September 30, 2005, $72,727 was expensed and the remaining balance of $327,273 is classified as unearned compensation.

For accounting purposes in accordance with accounting principles generally accepted in the United States of America, the Company determined that the classification of the disposed business described above as discontinued operations would not be appropriate. Accordingly, the operating results of the disposed business have been included in continuing operations in the accompanying consolidated financial statements during the quarter ended September 30, 2005.

                       FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2005
                                (UNAUDITED)

NOTE 7 -SALE OF PHYSICAL MEDICINE MANAGEMENT BUSINESS (Continued)

The following schedule shows the calculation of the loss on sale of the physical medicine business:

Selling Price                                         $ 6,600,000
Less:  Discount for below market interest                (521,932)
                                                      -----------
Net selling price                                       6,078,068

Assets sold:

Management fee receivable                1,388,547
Property and equipment - net               444,230
Notes receivable                           431,000
Management agreements - net              3,954,388
Security deposits                            3,500
                                         ---------
     Subtotal                                           6,221,666
                                                      -----------
Loss on sale of business                               $ (143,598)
                                                      ============

NOTE 8 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of physician practices, including diagnostic imaging services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company's 10-K as of June 30, 2005. All inter-segment sales are market-based. The Company evaluates performance based on income or loss from operations.

Summarized financial information concerning the Company's reportable segments is shown in the following table:
                          (000's omitted)
                                                      Physician
                                                      Management
                                                      and
                                        Medical       Diagnostic
                                        Equipment     Services      Totals
                                        ----------    ----------    ----------
For the three months ended September 30, 2005:

Net revenues from external customers    $   6,251     $   4,038     $  10,289
Inter-segment net revenues              $     136     $    -        $     136
Loss from operations                    $ (5,801)     $  (2,234)    $  (8,035)
Depreciation and amortization           $     494     $     350     $     844
Compensatory element of stock issuances $     211     $     313     $     524
Termination costs paid with common stock$   -         $   1,600     $   1,600
Capital expenditures                    $     241     $     415     $     656
Identifiable assets                     $  41,076     $  28,726     $  69,802

For the three months ended September 30, 2004:

Net revenues from external customers    $  19,277     $   5,791     $  25,068
Inter-segment net revenues              $     136     $    -        $     136
Income from operations                  $     620     $     287     $     907
Depreciation and amortization           $     595     $     387     $     982
Compensatory element of stock issuances $     285     $     496     $     781
Capital expenditures                    $     500     $     257     $     757
Identifiable assets - June 30, 2005     $  46,265     $  29,829     $  76,094

                       FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2005
                                (UNAUDITED)
NOTE 9 - SUBSEQUENT EVENT

Common Stock

During the period from October 1 2005 through October 31, 2005:

     a) The Company issued 118,517 shares of common stock to employees as compensation of $127,882 under stock bonus plans.

     b) The Company issued 1,220,416 shares of common stock for costs and expenses of $1,283,348.

     c) The Company issued 100,000 shares of common stock upon the exercise of stock options resulting in proceeds of $100,000.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      For the three month period ended September 30, 2005, we reported a net loss of $8.3 million on revenues of $10.2 million as compared to a net income of $786,000 on revenues of $25.1 million for the first three months of fiscal 2005.

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

Results of Operations

      The Company operates in two industry segments: the manufacture and servicing of medical (MRI) equipment, the Company's traditional business which is conducted directly by Fonar, and diagnostic facilities management services, which is conducted through Fonar's wholly-owned subsidiary, Health Management Corporation of America ("HMCA"). During July 2005 HMCA sold the portion of its business engaged in the management of physical therapy and rehabilitation facilities.

      Trends in the first quarter of fiscal 2006 include a decrease in product sales with a continued emphasis on unrelated party sales revenues compared to related parties (entities in which Dr. Damadian or members of his family have an interest) revenues.

      For the three month period ended September 30, 2005, as compared to the three month period ended September 30, 2004, overall revenues from MRI product sales decreased 76.3% ($4.2 million compared to $17.7 million). Unrelated party scanner sales ($4.0 million compared to $17.3 million) decreased at a rate of 76.9% and related party scanner sales ($179,000 compared to $307,000) decreased 41.7%. Overall, for the first quarter of fiscal 2006, revenues for the medical equipment segment decreased by 68.3% to $6.1 million from $19.3 million for the first quarter of fiscal 2005. The revenues generated by HMCA also decreased, by 30.3% to $4.0 million for the first quarter of fiscal 2006 as compared to $5.8 million for the first quarter of fiscal 2005. The decrease in revenues generated by HMCA resulted primarily from the sale of HMCA's business of managing physical therapy and rehabilitation centers.

      There were approximately $553,000 in foreign revenues for the first three months of fiscal 2006 as compared to approximately $301,000 in foreign revenues for the first three months of fiscal 2005, representing an increase in foreign revenues of 83.7%. The increase is primarily the result of product revenues recognized from a sale in Germany.

      We recognize MRI scanner sales revenues on the "percentage of completion" basis, which means the revenues are recognized as the scanner is manufactured. Revenues recognized in a particular quarter do not necessarily reflect new orders or progress payments made by customers in that quarter. We build the scanner as the customer meets certain benchmarks in its site preparation in order to minimize the time lag between incurring costs of manufacturing and our receipt of the cash progress payments from the customer which are due upon delivery. Consequently, there can be a disparity between the revenues recognized in a fiscal period and the number of product sales. Generally, the recognized revenue results from revenues from a scanner sale being recognized in a fiscal quarter or quarters following the quarter in which the sale was made. Illustrating this point, the revenue from product sales for the first three months of fiscal 2006 decreased 76.3% from the first three months of fiscal 2005 ($4.2 million compared to $17.7 million), although there was a decrease in the number of orders of 77.8%: we received orders for 2 Stand-Up(TM) (Upright(TM)) MRI scanners during the first three months of fiscal 2006 as compared to orders for 8 Stand-Up(TM) (Upright(TM)) MRI scanners and one Fonar 360(TM) MRI scanner during the first three months of fiscal 2005.

      We believe the decrease in product sales revenues reflect the large variation in sales revenue that is typical of the sale of high unit cost capital equipment, which variation is characteristic of Fonar's 28 year experience selling MRI scanning systems. We are optimistic that we will experience an improvement in product sales performance based on receiving orders for four Stand-Up(TM) (Upright(TM)) MRI scanners in October of 2005.

      Service and repair revenues increased by 85%, from $1.0 million for the first three months of fiscal 2005 to $1.9 million for the first three months of fiscal 2006. License fees and royalties decreased from $585,000 for the first three months of fiscal 2005 to $0 for the first three months of fiscal 2006 upon the completion of the amortization of a license.

      The increases in service and repair revenues are occurring because after the warranty on the MRI scanner expires, the owner will ordinarily enter into a service contract with us to assure continued coverage. We anticipate that for this reason there will continue to be increases in service revenues as warranties on installed scanners expire over time.

      Costs related to product sales decreased by 64.7% from $11.1 million in the first quarter of fiscal 2005 to $3.9 million in the first quarter of 2006, reflecting the corresponding decrease in product sales. Costs related to providing service increased 26.2% from $1.1 million in the first quarter of fiscal 2005 to $1.4 million in the first quarter of 2006.

      Service and repair revenues increased at a materially higher rate than the costs related to providing service and repairs. Service contract prices are fixed for the term of the contract, which are usually for a term of one year. We believe that an important factor in keeping service costs down is our ability to monitor the performance of customers' scanners from our facilities in Melville on a daily basis and to detect and repair any irregularities before more serious problems result. We also believe the low cost of providing service reflects the high quality of our products.

      Overall, our operating loss for our medical equipment segment was $5.8 million for the first quarter of fiscal 2006 as compared to operating income of $620,000 for the first quarter of fiscal 2005.

      HMCA revenues decreased in the first quarter of fiscal 2006, by 30.3% to $4.0 million from $5.8 million for the first quarter of fiscal 2005. HMCA is seeking to increase revenues from the MRI facilities by continuing its program of replacing older scanners at the sites we manage with Stand-Up(TM) (Upright(TM)) MRI scanners. We now manage eight sites equipped with Stand-Up(TM) MRI scanners, and we are planning to open two new sites with Stand-Up(TM) MRI scanners within the next twelve months, which would bring the total number of facilities with Stand-Up(TM) MRI scanners we manage to ten. HMCA experienced an operating loss of $2.2 million for the first quarter of fiscal 2006 compared to operating income of $287,000 for the first quarter of fiscal 2005. This was principally the result of a payment of $1.6 million for the termination of two employment agreements in connection with the sale by HMCA of its physical therapy and rehabilitation facility management business and the loss of revenues resulting from the sale of that business.

      HMCA cost of revenues for the first quarter of fiscal 2006 decreased to $2.8 million as compared to $3.5 million for the first quarter of fiscal 2005, which is also principally the result of HMCA's sale of its physical therapy and rehabilitation facility management business.

Sale of Physical Therapy and Rehabilitation Facility Management Business

      Notwithstanding our continuing efforts to increase revenues from the management of MRI scanning facilities, HMCA's revenues declined because of the sale of its business of managing physical therapy and rehabilitation practices. The sale was completed on July 28, 2005. This sale was made in connection with HMCA's decision to focus on the management of diagnostic imaging facilities.

      The sale was made pursuant to an asset purchase agreement. The assets sold consisted principally of the management agreements with the physical therapy and rehabilitation facilities, the assignment of other agreements and rights utilized in our physical therapy and rehabilitation facility management business, physical therapy equipment, a portion of the accounts receivable and office furnishings and equipment we provided to the physical therapy and rehabilitation facilities.

      The sale was made to Health Plus Management Services, L.L.C. There is no material relationship between Health Plus and Fonar, HMCA, or any of their respective subsidiaries, directors or officers, or associates of any such person. The two principals of Health Plus were employed by HMCA up to the time of the closing of the transaction. In consideration for the termination of their employment agreements, these two individuals each became entitled to receive $800,000. In addition, each became entitled to receive $200,000 for billing and collection services to be provided on behalf of HMCA with respect to a portion of the accounts receivable of certain physical therapy and rehabilitation facilities which arose during the period when we were engaged in the management of those facilities. The $1,000,000 payable to each of these individuals may be paid at our option in shares of Fonar common stock.

      The purchase price under the asset purchase agreement was $6.6 million, payable pursuant to a promissory note in 120 monthly installments commencing on August 28, 2005. The first twelve installments are interest only and the remaining 108 payments will consist of equal installments of principal and interest in the amount of $76,014 each. The note is subject to prepayment provisions to the extent Health Plus resells all or part of the assets and business or utilizes the assets sold as collateral in any debt financing. A loss from the sale of $143,598 has been recorded during the quarter ended September 30, 2005. The note provides for interest at 5% per annum. The $6.6 million note was valued at $6,078,068 as a result of a discount for the below market interest rate.

      As our consolidated revenues decreased by 59.5% to $10.2 million for the first quarter of fiscal 2006 from $25.1 million for the first quarter of fiscal 2005, the total costs and expenses decreased by 24.7% to $18.2 million for the first quarter of fiscal 2006 from $24.2 million for the first quarter of fiscal 2005. The decline in revenue was the primary reason we were unable to achieve profitability in the first quarter of fiscal 2006.

      Selling, general and administrative expenses decreased by 4.7% from $6.9 million in the first three months of fiscal 2005 to $6.6 million in the first three months of fiscal 2006. The compensatory element of stock issuances decreased by 32.9% from $781,000 in the first three months of fiscal 2005 to $524,000 in the first three months of fiscal 2006 which is now included in selling general and administrative expenses. This reflected a lesser use of Fonar's stock in lieu of cash to pay employees, consultants and professionals for services. Also, Fonar's stock was used in connection with the termination of two employment contracts in the amount of $1.6 million.

      Research and development expenses increased by 33.9% to $1.8 million for the first three months of fiscal 2006 as compared to $1.4 million for the first three months of fiscal 2005. Most of the increase was due to increased research and development on our Fonar 360(TM) MRI scanner.

      Interest expense in the first three months of fiscal 2006 increased by 13.8% to $74,000 from $65,000 for the first three months of fiscal 2005.

      Inventories decreased by 11.5% to $8.7 million at September 30, 2005 as compared to $9.8 million at June 30, 2005 as the Company's product sales
revenues  decreased  and  we  decreased  our  purchase  of  raw  materials   and
components.

      Costs and estimated earnings in excess of billings on uncompleted contracts decreased by 11.9% to $9.3 million at September 30, 2005 from $10.5 million at June 30, 2005. This decrease resulted from our receipt of installment payments upon delivery to customers whose sites were prepared to receive deliveries.

      Management fee receivable and accounts receivable decreased by 5% to $20.1 million at September 30, 2005 from $21.2 million at June 30, 2005, primarily due to decreased collection from the Company's management fee receivable.

      Our operating and net loss were $8.0 million and $8.3 million, respectively, for the first three months of fiscal 2006 as compared to operating and net income of $907,000 and $786,000, respectively, for the first three months of fiscal 2005.

      The overall trends reflected in the results of operations for the first three months of fiscal 2006 are a decrease in revenues from product sales, as compared to the first three months of fiscal 2005 ($17.7 million for the first three months of fiscal 2006 as compared to $4.2 million for the first three months of fiscal 2006), and a decrease in MRI equipment segment revenues relative to HMCA revenues ($6.1 million or 60% from the MRI equipment segment as compared to $4.0 million or 40% from HMCA, for the first three months of fiscal 2006, as compared to $19.3 million or 77% from the MRI equipment segment and $5.8 million or 23%, from HMCA, for the first three months of fiscal 2005). In addition, we experienced a decrease in unrelated party sales relative to related party sales in our medical equipment product sales ($4.0 million or 96% to unrelated parties and $179,000 or 4% to related parties for the first three months of fiscal 2006 as compared to $17.3 million, or 98% to unrelated parties and $307,000 or 2% to related parties for the first three months of fiscal
2005).

      We are committed to reversing the trends we have experienced in the first three months in fiscal 2006. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, and unexpected expenditures or the timing of such expenditures, make it impossible to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Company's operating results.

      The Company's Stand-Up(TM) and Fonar-360(TM) MRI scanners, together with the Company's works-in-progress, are intended to significantly improve the Company's competitive position.

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

      The Fonar 360(TM) is an enlarged room sized magnet in which the floor, ceiling and walls of the scan room are part of the magnet frame. This is made possible by Fonar's patented Iron-Frame(TM) technology which allows the Company's engineers to control, contour and direct the magnet's lines of flux in the patient gap where wanted and almost none outside of the steel of the magnet where not wanted. Consequently, this scanner allows surgeons and other interventional physicians to walk inside the magnet and achieve 360 degree access to the patient to perform interventional procedures.

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

      In the future, we may also develop the Fonar 360(TM) to function as an operating room. We sometimes refer to this contemplated version of the Fonar 360(TM) as the OR-360(TM). In its OR-360(TM) version, which is in the planning stages, the enlarged room sized magnet and 360 access to the patient afforded by the Fonar 360(TM) would permit full-fledged surgical teams to walk into the magnet and perform surgery on the patient inside the magnet. Most importantly the exceptional quality of the MRI image and its capacity to exhibit tissue detail on the image, can then be obtained real time during surgery to guide the surgeon in the surgery. Thus surgical instruments, needles, catheters, endoscopes and the like could be introduced directly into the human body and guided to the malignant lesion by means of the MRI image. The number of inoperable lesions should be greatly reduced by the availability of this new capability. Most importantly treatment can be carried directly to the target tissue. The interventional OR-360(TM) version of the Fonar 360(TM) is still in the planning stages. There is not a prototype. A full range of MRI compatible surgical instruments using ceramic cutting tools and beryllium-copper materials are available commercially.

      The Company expects marked demand for its most commanding MRI products, the Stand-Up(TM) and the Fonar 360(TM), first for their exceptional features in
patient diagnosis and  treatment.   These scanners additionally provide improved
image quality and higher imaging speed because of their higher field strength of ..6 Tesla. The geometry of the Stand-Up(TM) MRI and its transverse magnetic field enables the use of two detector rf coils operating in quadrature which increases the Stand-Up(TM) signal to noise ratio by 40% providing a signal to noise ratio equal to a 1.2T recumbent only MRI scanner.

Liquidity and Capital Resources

      Cash, cash equivalents and marketable securities decreased from $14.9 million at June 30, 2005 to $11.5 million at September 30, 2005. Principal uses of cash during the first three months of fiscal 2006 included capital expenditures for property and equipment of $426,000, repayment of borrowings and capital lease obligations in the amount of $91,000, capitalized software development costs of $169,000 and capitalized patent and copyright costs of $61,000, and a decrease in accounts payable of 1.8 million.

      Marketable securities approximated $7.0 million as at September 30, 2005, as compared to $9.4 million at June 30, 2005. At September 30, 2005, our investments in U.S. Government obligations were $2.7 million, our investments in corporate and government agency bonds were $3.4 million and our investments in certificates of deposit and deposit notes were $900,000. The investments made have had the intended effect of maintaining a stable investment portfolio.

      Cash used in operating activities for the first three months of fiscal 2006 approximated $2.9 million. Cash used in operating activities was attributable primarily to the net loss of $8.3 million and a decrease in accounts payable of $1.8 million offset by a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $1.3 million, a decrease in inventories of $1.1 million and principally, by the issuance of stock in lieu of cash for termination of two employment contracts of $1.6 million and the issuance of stock for compensation, costs and expenses in lieu of cash in the amount of $1.9 million.

      Cash provided by investing activities for the first three months of fiscal 2006 approximated $1.8 million. The principal source of cash from investing activities during the first three months of fiscal 2006 consisted of the sale of marketable securities of $2.4 million, offset by expenditures for property and equipment of approximately $426,000 and capitalized software and patent costs of approximately $230,000.

      Cash provided by financing activities for the first three months of fiscal 2006 approximated $131,000. The sources of cash from financing activities were net proceeds from exercises of stock options and warrants of $400,000. The principal uses of cash in financing activities during the first three months of fiscal 2006 consisted of repayment of principal on long-term debt and capital lease obligations of approximately $91,000 and distributions to holders of minority interests of $180,000.

      The Company's obligations and the periods in which they are scheduled to become due are set forth in the following table:


                                 Due in
                                  Less         Due          Due          Due
                                  than 1      in 1-3       in 4-5       after 5
Obligation          Total         year         years        years        years
--------------   -----------   ----------   ----------   ----------   ----------

Long-term debt   $     447     $   225         $  222    $    --       $    --

Capital lease
Obligation             986         225            400         339           22

Operating
  Leases             9,983       2,535          4,527       1,801        1,120
                 -----------   ----------   ----------   ----------   ----------
Total cash
Obligations      $  11,416     $ 2,985     $    5,149    $  2,140     $  1,142
                 ===========   ==========   ==========   ==========   ==========

      Total liabilities decreased by 8.1% to $21.8 million at September 30, 2005 from $23.7 million at June 30, 2005.

      We experienced an increase in long-term debt from $966,000 at June 30, 2005 to $983,000 at September 30, 2005, an increase in unearned revenue on service contracts from $3.8 million to $4.2 million at June 30, 2005 to September 30, 2005, an increase in billings in excess of costs and estimated earnings on uncompleted contracts from $454,000 at June 30, 2005 to $696,000 at September 30, 2005, a decrease in accounts payable from $8.5 million at June 30, 2005 to $6.7 million at September 30, 2005, a decrease in customer advances from $1.7 million at cJune 30, 2005 cto $1.5 cmillion at September 30, 2005 and a decrease in other current liabilities from $7.5 million at June 30, 2005 to $6.8 million at September 30, 2005.

      As of September 30, 2005, the obligations of approximately $6.8 million in other current liabilities included accrued salaries and payroll taxes of $1.2 million, accrued royalties of $952,000 and excise and sales taxes of $2.6 million.

      Our working capital approximated $30.9 million as of September 30, 2005, as compared to working capital of $36.2 million as of June 30, 2005, decreasing by 14.8%. This resulted principally from a decrease in accounts receivable of $1.1 million ($21.2 million at June 30, 2005 as compared to $20.1 million at September 30, 2005), along with a decrease of customer advances of $200,000 ($1.7 million at June 30, 2005 as compared to $1.5 million at September 30, 2005).

      With respect to current liabilities, the current portion of long-term debt increased from $425,000 at June 30, 2005 to $449,000 at September 30, 2005, and billings in excess of costs and estimated earnings on uncompleted contracts increased from $454,000 at June 30, 2005 to $696,000 at September 30, 2005. Customer advances decreased from $1.7 million at June 30, 2005 to $1.5 million at September 30, 2005 and accounts payable decreased from $8.5 million at June 30, 2005 to $6.7 million at September 30, 2005.

      In order to conserve our capital resources, we have issued common stock under our stock bonus and stock option plans to compensate employees and non-employees for services rendered. In the first three months of fiscal 2006, the compensatory element of stock issuances was $524,000 as compared to $781,000 for the first three months of fiscal 2005. Utilization of equity in lieu of cash compensation has improved our liquidity since it increases cash available for other expenditures. In addition, we have been using stock to pay $ 1.6 million for the termination of two employment agreements terminated in connection with the sale of HMCA's physical therapy and rehabilitation facility management business.

      Fonar's capital resources are expected to improve as Fonar's MRI scanner products gain wider market acceptance and produce increased product sales.

      Inventories decreased by $1.1 million ($9.8 million at June 30, 2005 as compared to $8.7 million at September 30, 2005) resulting from a decrease in the purchasing of raw materials and components and in filling our backlog of orders.

      Fonar has not committed to making additional capital expenditures in the 2006 fiscal year other than its intention to continue research and development expenditures at current levels. HMCA also expects to incur capital expenditures of approximately $600,000 to acquire premises and to construct and furnish four new Stand-Up(TM) MRI facilities, which would bring the total number of Stand-Up(TM) MRI facilities managed by HMCA to ten.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Our investments are in fixed rate instruments. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by us at September 30, 2005.

                           INTEREST RATE SENSITIVITY
                     PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE

                         Investments
            Year of      in Fixed Rate    Weighted Average
            Maturity     Instruments      Interest Rate
            9/30/06      $  1,198,982          3.25%
            9/30/07         1,500,000          3.51%
            9/30/08         1,350,000          3.55%
            9/30/09         1,945,687          3.71%
            9/30/10           998,812          1.85%
            9/30/11           100,000          3.52%
                         ------------
              Total:     $  7,093,481
                         ============

                           Fair Value
                           at 9/30/05       $ 6,893,229
                         ============

      All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

      See Note 13 to the consolidated Financial Statements in our Form 10-K as of and for the year ended June 30, 2005 for information on long-term debt.

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

(b)  Change in internal controls.

     The Company continues to enhance its controls and procedures related to the financial reporting process, improvements that were established during the latter part of fiscal 2005. This included hiring an outside consultant to assist with technical accounting and reporting issues, developing more standardized closing procedures and implementing a more formal process for documenting the weekly management meetings to review operating performance and results.

     There have been no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings: There were no material  changes in  litigation  for the first three months of fiscal 2006.

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds:   None

Item 3 -  Defaults Upon Senior Securities:  None

Item 4 -  Submission of Matters to a Vote of Security Holders:  None

Item 5 -  Other Information:  None

Item 6 -  Exhibits and Reports on Form 8-K:

          Exhibit  31.1  Certification  See Exhibits

          Exhibit 32.1 Certification See Exhibits

          8-K (earnings press release) filed on September 29, 2005


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

Dated:November 8, 2005