Form 10-Q
period 2005-12-31
FONAR CORP
filed 2006-02-10
CIK 355019

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

      [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    DECEMBER 31, 2005
                                      ----------------------------

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
      For the transition period from              to
                                     ------------     -------------
      Commission file number  0-10248
                            ------------

                          FONAR CORPORATION
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

             DELAWARE                          11-2464137
--------------------------------    ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

110 Marcus Drive     Melville, New York                 11747
------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:     (631)  694-2929
                                                      ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X     NO
                                                    ----     ----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     YES  X     NO
                                                    ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                     Outstanding at January 31, 2006
--------------------------------    ---------------------------------------
Common Stock, par value $.0001                     111,313,780
Class B Common Stock, par value $.0001                   3,953
Class C Common Stock, par value $.0001               9,562,824
Class A Preferred Stock, par value $.0001            7,836,287

FONAR CORPORATION AND SUBSIDIARIES
INDEX


PART I - FINANCIAL INFORMATION                                  PAGE


Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - December 31, 2005
     (Unaudited) and June 30, 2005                                     3

   Condensed Consolidated Statements of Operations for
     the Three Months Ended December 31, 2005 and
     December 31, 2004 (Unaudited)                                     6

   Condensed Consolidated Statements of Operations for
     the Six Months Ended December 31, 2005 and
     December 31, 2004 (Unaudited)                                     7

   Condensed Consolidated Statements of Comprehensive
     (Loss) Income for the Three Months Ended
     December 31, 2005 and December 31, 2004 (Unaudited)               8

   Condensed Consolidated Statements of Comprehensive
     (Loss) Income for the Six Months Ended
     December 31, 2005 and December 31, 2004 (Unaudited)               9

   Condensed Consolidated Statements of Cash Flows for
     the Six Months Ended December 31, 2005 and
     December 31, 2004 (Unaudited)                                    10


   Notes to Condensed Consolidated Financial Statements (Unaudited)   12

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit - 31.1

Exhibit - 32.1

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                               December 31,  June 30,
                                                         2005         2005
                                                      (UNAUDITED)
Current Assets:                                        ---------    -------
  Cash and cash equivalents                              $ 8,349    $ 5,517

  Marketable securities                                    6,580      9,411

  Accounts receivable - net                                4,238      1,971

  Accounts receivable - related parties - net                495        470

  Medical receivables                                      7,587      9,990

  Management fee receivable                                    -        894

  Management fee receivable - related medical
    practices - net                                        7,915      7,826

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                   5,091     10,538

  Inventories                                              8,173      9,838

  Investment in sales-type lease                             369        174

  Current portion of advances and notes to related
    medical practices                                        124        149

  Current portion of note receivable less discount
    for below market interest                                205          -

  Prepaid expenses and other current assets                1,907      1,785
                                                          ------     ------
        Total Current Assets                              51,033     58,563
                                                          ------     ------

Property and equipment - net                               6,920      7,594

Advances and notes to related medical practices - net        172        201

Investment in sales-type lease                                 -        279

Notes receivable less discount for below market interest   6,023        553

Management agreements - net                                    -      3,992

Other intangible assets - net                              4,728      4,503

Other assets                                                 380        409
                                                        --------   --------
        Total Assets                                    $ 69,256   $ 76,094
                                                        ========   ========


See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)


                                                     December 31,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2005         2005
                                                      (UNAUDITED)
Current Liabilities:                                  ----------   --------
  Current portion of long-term debt and
    capital leases                                       $   445    $   425
  Accounts payable                                         5,925      8,468
  Other current liabilities                                6,524      7,474
  Unearned revenue on service contracts                    5,045      3,305
  Unearned revenue on service contracts - related parties    510        526
  Customer advances                                        2,258      1,633
  Customer advances - related party                           42         42
  Income taxes payable                                         -         11
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                      1,108        301
  Billings in excess of costs and estimated
    earnings on uncompleted contracts - related parties      663        153
                                                          ------     ------
      Total Current Liabilities                           22,520     22,338

Long-Term Liabilities:
  Due to related medical practices                            93        128
  Long-term debt and capital leases,
    less current portion                                   1,268        966
  Other liabilities                                          248        270
                                                          ------     ------
      Total Long-Term Liabilities                          1,609      1,364
                                                          ------     ------
      Total Liabilities                                   24,129     23,702
                                                          ------     ------
Minority interest                                            668        523
                                                          ------     ------


See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED, except share data)

                                                    December 31,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                    2005         2005
  (continued)                                        (UNAUDITED)
                                                    ------------    --------
STOCKHOLDERS' EQUITY

Class A non-voting preferred stock $.0001 par value;
8,000,000 authorized, 7,836,287 issued and outstanding
at December 31, 2005 and June 30, 2005                         1          1

Common Stock $.0001 par value; 150,000,000 and 130,000,000
shares authorized at December 31, 2005 and June 30, 2005,
respectively; 111,439,129 issued at December 31, 2005
and 105,043,014 at June 30, 2005; 111,148,065 outstanding at
December 31, 2005 and 104,751,950 at June 30, 2005            11         10

Class B Common Stock $ .0001 par value; 4,000,000
shares authorized, (10 votes per share), 3,953 issued
and outstanding at December 31, 2005 and June 30, 2005         -          -

Class C Common Stock $.0001 par value; 10,000,000 shares
authorized, (25 votes per share), 9,562,824 issued
and outstanding at December 31, 2005 and June 30, 2005         1          1

Paid-in capital in excess of par value                   166,472    159,929
Accumulated other comprehensive loss                    (    329)  (    182)
Accumulated deficit                                     (120,044)  (106,369)
Notes receivable from employee stockholders             (    760)  (    846)
Unearned compensation                                   (    218)         -
Treasury stock, at cost - 291,064 shares of common stock
  at December 31, 2005 and June 30, 2005                (    675)  (    675)
                                                         -------    -------
      Total Stockholders' Equity                          44,459     51,869
                                                         -------    -------
      Total Liabilities and Stockholders' Equity        $ 69,256   $ 76,094
                                                         =======    =======


See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                  FOR THE THREE MONTHS
ENDED
                                                          DECEMBER 31,
                                                     ---------------------
                                                       2005         2004
REVENUES                                             --------     --------
  Product sales - net                               $  1,829      $18,938
  Product sales - related parties - net                2,337        2,571
  Service and repair fees - net                        1,854        1,216
  Service and repair fees - related parties - net        250          228
  Management and other fees - related medical
    practices - net                                    3,044        5,961
  License fees and royalties                           1,227          585
                                                     --------     --------
     Total Revenues - Net                             10,541       29,499
                                                     --------     --------
COSTS AND EXPENSES
  Costs related to product sales                       1,754       12,119
  Costs related to product sales - related parties     1,837        1,448
  Costs related to service and repair fees             1,201        1,102
  Costs related to service and repair
    fees - related parties                               161          193
  Costs related to management and other
    fees - related medical practices                   2,387        3,757
  Research and development                             1,725        1,448
  Selling, general and administrative,
    inclusive of compensatory element of stock
    issuances of $ 545 and $ 923 for the three months
    ended December 31, 2005 and 2004, respectively     6,995        8,000
  Provision for bad debts                                 25           50
  Amortization of management agreements                    -          159
                                                     --------     --------
     Total Costs and Expenses                         16,085       28,276
                                                     --------     --------
(Loss) Income From Operations                        ( 5,544)       1,223

Interest Expense                                     (    90)     (    67)
Investment Income                                        238          154
Interest Income - Related Parties                          2            6
Other Income                                             321           67
Minority Interest in Income of Partnerships          (   285)     (   220)
                                                      ------      -------
(Loss) Income Before Provision for Income Taxes      ( 5,358)       1,163
Provision for Income Taxes                                 -           22
                                                      -------      -------
NET (LOSS) INCOME                                   $( 5,358)    $  1,141
                                                      =======      =======
Net (Loss) Income Available to Common Stockholders  $( 5,358)    $  1,060
                                                      -------      -------
Basic (Loss) Earnings Per Common Share              $  ( .05)    $    .01
                                                     ========     ========
Diluted (Loss) Earnings Per Common Share            $  ( .05)    $    .01
                                                     ========     ========
Basic and Diluted Earnings Per Share-Common C            N/A            -
                                                     ========     ========

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                   FOR THE SIX MONTHS ENDED
                                                          DECEMBER 31,
                                                     ---------------------
                                                       2005         2004
REVENUES                                             --------     --------
  Product sales - net                                $ 5,840      $36,282
  Product sales - related parties - net                2,517        2,878
  Service and repair fees - net                        3,538        2,112
  Service and repair fees - related parties - net        491          373
  Management and other fees - net                        648            -
  Management and other fees - related medical
    practices - net                                    6,433       11,752
  License fees and royalties                           1,227        1,170
                                                     --------     --------
     Total Revenues - Net                             20,694       54,567
                                                     --------     --------
COSTS AND EXPENSES
  Costs related to product sales                       5,507       23,039
  Costs related to product sales - related parties     1,994        1,614
  Costs related to service and repair fees             2,431        2,054
  Costs related to service and repair
    fees - related parties                               337          355
  Costs related to management and other fees             528            -
  Costs related to management and other
    fees - related medical practices                   4,673        7,254
  Research and development                             3,565        2,822
  Selling, general and administrative,
    inclusive of compensatory element of stock
    issuances of $ 1,069 and $ 1,704 for the six months
    ended December 31, 2005 and 2004, respectively    13,550       14,881
  Provision for bad debts                                 50          100
  Amortization of management agreements                   37          317
  Termination costs paid with common stock             1,600            -
                                                     --------     --------
     Total Costs and Expenses                         34,272       52,436
                                                     --------     --------
(Loss) Income From Operations                        (13,578)       2,131

Interest Expense                                     (   164)     (   132)
Investment Income                                        410          260
Interest Income - Related Parties                          6           13
Other Income                                             218          143
Minority Interest in Income of Partnerships          (   567)     (   446)
                                                      ------      -------
(Loss) Income Before Provision for Income Taxes      (13,675)       1,969
Provision for Income Taxes                                 -           42
                                                      ------      -------
NET (LOSS) INCOME                                   $(13,675)    $  1,927
                                                      =======     ========
Net (Loss) Income Available to Common Stockholders  $(13,675)    $  1,789
                                                      -------     --------
Basic (Loss) Earnings Per Common Share              $  ( .13)    $    .02
                                                     ========     ========
Diluted (Loss) Earnings Per Common Share            $  ( .13)    $    .02
                                                     ========     ========
Basic and Diluted Earnings Per Share-Common C            N/A            -
                                                     ========     ========

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(000'S OMITTED)

                                                       FOR THE THREE MONTHS
                                                             ENDED
                                                           DECEMBER 31,
                                                         -----------------
                                                          2005       2004
                                                         ------     ------
Net (loss) income                                       $(5,358)   $ 1,141

Other comprehensive loss, net of tax:
    Unrealized losses on securities,
      net of tax                                         (  127)    (   32)
                                                         -------    -------
Total comprehensive (loss) income                       $(5,485)   $ 1,109
                                                         =======    =======

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(000'S OMITTED)


                                                    FOR THE SIX MONTHS
ENDED
                                                           DECEMBER 31,
                                                         -----------------
                                                          2005       2004
                                                         ------     ------
Net (loss) income                                      $(13,675)   $ 1,927

Other comprehensive (loss) income, net of tax:
    Unrealized (losses) gains on securities,
      net of tax                                        (   147)         9
                                                         ------     ------
Total comprehensive (loss) income                      $(13,822)   $ 1,936
                                                         ======     ======



See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)

                                                    FOR THE SIX MONTHS
ENDED
                                                            DECEMBER 31,
                                                         -----------------
                                                          2005       2004
                                                         ------     ------
Cash Flows from Operating Activities:
 Net (loss) income                                     $(13,675)  $  1,927
 Adjustments to reconcile net (loss) income to
  net cash provided by operating activities:
    Minority interest in income of partnerships             567        446
    Depreciation and amortization                         1,659      1,972
    Provision for bad debts                                  50        100
    Compensatory element of stock issuances               1,069      1,704
    Stock issued for costs and expenses                   2,891      2,173
    Termination costs paid with common stock              1,600          -
    Amortization of unearned compensation                   182          -
    Reduction in notes receivable from employee
      stockholders adjusted to compensation                  88        126
    Gain on sale of equipment                           (     3)   (    28)
    Amortization of unearned license fee                      -    ( 1,170)
    Loss from sale of physical medicine
      management business                                   144          -
    (Increase) decrease in operating assets, net:
       Accounts and management fee receivable           (   522)   ( 2,041)
       Notes receivable                                 (    28)         -
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                5,447    (   723)
       Inventories                                        1,664    (   380)
       Principal payments received on sales type lease       84         74
       Prepaid expenses and other current assets        (   122)   (   576)
       Other assets                                          26    (     5)
       Advances and notes to related medical practices       54        130
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                 ( 2,544)       235
       Other current liabilities                            853      2,309
       Customer advances                                    626    ( 4,755)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                1,316        195
       Other liabilities                                (    23)   (    10)
       Due to related medical practices                 (    35)         -
       Income taxes payable                             (    11)   (     2)
                                                         ------     ------
Net cash provided by operating activities                 1,357      1,701
                                                         ------     ------


See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)

                                                    FOR THE SIX MONTHS
ENDED
                                                           DECEMBER 31,
                                                         -----------------
                                                          2005       2004
                                                         ------     ------
Cash Flows from Investing Activities:
  Purchases of marketable securities                          -    ( 9,269)
  Sales of marketable securities                          2,684      8,273
  Purchases of property and equipment                   ( 1,010)   ( 1,165)
  Costs of capitalized software development             (   373)   (   396)
  Cost of patents and copyrights                        (   195)   (   195)
  Proceeds from sale of equipment                            97         31
                                                         ------     ------
Net cash provided by (used in) investing activities       1,203    ( 2,721)
                                                         ------     ------

Cash Flows from Financing Activities:
  Distributions to holders of minority interests        (   421)   (   382)
  Proceeds from long-term debt                              391          -
  Repayment of long-term and capital
    leases                                              (   202)   (   242)
  Proceeds from exercise of stock options
    and warrants                                            500        224
  Collection of notes receivable from employee
    stockholders                                              4         29
                                                         ------     ------
Net cash provided by (used in) financing activities         272    (   371)
                                                         ------     ------

Net Increase(Decrease)in Cash and Cash Equivalents        2,832    ( 1,391)

Cash and Cash Equivalents - Beginning of Period           5,517      9,474
                                                         ------     ------
Cash and Cash Equivalents - End of Period               $ 8,349    $ 8,083
                                                         ======     ======

See accompanying notes to condensed consolidated financial statements
(unaudited).

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                                 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 28, 2005 for the fiscal year ended June 30, 2005.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings (Loss) Per Share
-------------------------

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with EITF 03-6, "Participating Securities and the Two-Class method under FASB Statement No. 128" ("EITF 03-6"), the Company's participating convertible securities, which include Class B common stock and Class C common stock, are not included in the computation of basic EPS for six months ended December 31, 2005 because the participating securities do not have a contractual obligation to share in the losses of the Company. For the six months ended December 31, 2004, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of certain options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation was approximately 7,025,000 because they are antidilutive as a result of a net loss for the six months ended December 31, 2005. For the six months ended December 31, 2004, the number of common shares potentially issuable upon the exercise of certain options of 689,000 have not been included in the computation of diluted EPS since the effect would be antidilutive.

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                                 (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share (Continued)
-------------------------

                            Three Months                   Three Months
                        ended December 31,              ended December 31,
                               2005                             2004
                       -------------------       ------------------------------

                           (000's omitted, except per share data)
                                                                         Class C
                                                             Common      Common
                              Total                Total     Stock       Stock
                       -------------------       --------   --------    --------
Basic

Numerator:

 Net (loss) income
 available
 to common
 stockholders                $(5,358)              $1,060     $1,034       $  26
                       ===================       ========   ========    ========

Denominator:

 Weighted average shares
 outstanding                 110,275                         100,822       9,563
                       ===================       ========   ========    ========

Basic (loss) income
  per common share$            (.05)            $     .01   $    .01      $  __
                       ===================       ========   ========    ========

Diluted

  Weighted average
    shares outstanding       110,275              100,822    100,822
  Stock options                 --                    311        311
  Warrants                      --                    523        523
  Convertible Class C
    common stock                --                  3,188      3,188
                       -------------------       --------   --------


Denominator for diluted earnings
per share:

  Weighted average
  shares outstanding
  of common stock
  and equivalents            110,275              104,844    104,844
                       ===================       ========   ========

Diluted (loss) income
per common share            $   (.05)               $ .01      $ .01
                       ===================       ========   ========

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                                 (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


                                      Earnings (Loss) Per Share (Continued)
                                      -------------------------

                             Six Months                     Six Months
                        ended December 31,              ended December 31,
                               2005                             2004
                       -------------------       ------------------------------

                           (000's omitted, except per share data)
                                                                         Class C
                                                             Common      Common
                              Total                Total     Stock       Stock
                       -------------------       --------   --------    --------
Basic

Numerator:

  Net (loss) income
  available to
  common
  stockholders               $(13,675)            $ 1,789   $  1,746    $    43
                      ===================       ========   ========    ========

Denominator:

  Weighted average
  shares outstanding          108,648                        99,824       9,563
                      ===================                  ========    ========



Basic (loss) income
  per common share          $   (.13)           $    .02   $    .02    $  __
                      ===================       ========   ========    ========

Diluted
  Weighted average
    shares outstanding       108,648               99,824     99,824
  Stock options                 --                    195        195
  Warrants                      --                    487        487
  Convertible Class C
    common stock                --                  3,188      3,188
                       -------------------       --------   --------



Denominator for diluted earnings
per share:

  Weighted average
  shares outstanding
  of common stock
  and equivalents            108,648              103,694   103,694
                       ===================       ========   ========


Diluted (loss) income
per common share            $   (.13)               $ .02      $ .02
                       ===================       ========   ========

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                                 (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments
---------------------------------------------------------

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" SFAS 123R. SFAS 123R requires the compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued on the grant date of such instruments, and will be recognized over the period during which an individual is required to provide service in exchange for the award (typically the vesting period). SFAS 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB Opinion 25. In April 2005, the Securities and Exchange
Commission delayed the effective date of SFAS 123R to the first interim or annual reporting period of the Company's first fiscal year beginning on or after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company has adopted SFAS 123R as of July 1, 2005. As of June 30, 2005 all options were fully vested and during the six months ended December 31, 2005 the Company granted to an employee 50,000 options to purchase common stock at an exercise price of $1.00. Accordingly, no additional compensation charge was required because the value of these options were determined to be diminimus and therefore there was no impact on the condensed consolidated financial statements upon the adoption of this pronouncement.

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

Accordingly, the adoption of SFAS 123R's fair value method did not have a significant impact on our result of operations, and it will have no impact on our overall financial position. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 2 to our condensed consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. It is unlikely that the Company will have near term benefits from tax deductions. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because of various factors, including but not limited to the timing of employee exercises and whether the Company will be in a taxable position. At this time, there would be no tax impact related to the prior periods since the Company has a net loss.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and six months ended December 31, 2004:

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                                 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                               For the Three Months       For the Six Months
                              Ended December 31, 2004   Ended December 31, 2004
                               (000's omitted, except    (000's omitted except
                                  per share data)           per share data)
                            -------------------------   -----------------------

Net income available to
common shareholders                   $1,060                    $1,789

Less:
  Undistributed earnings
  allocated to
  Class C common stock                    26                        43
                                    --------                   -------
                                       1,034                     1,746
Less:
 Total stock-based
  employee compensation
  expense determined
  under fair value
  based method for all awards             24                        52
                                     -------
---------
Pro forma Net Income                  $1,010                    $1,694
                                     =======                    ======

Basic Net Income Per Share
as Reported                           $ 0.01                    $ 0.02
                                     =======                    ======

Basic Pro forma Net Income
per Share                             $ 0.01                    $ 0.02
                                     =======                    ======

Diluted Net Income per share
as reported                           $ 0.01                    $ 0.02
                                     =======                    ======


Diluted Pro Forma Net Income
per share                            $ 0.01                     $ 0.02
                                     =======                    ======

The  fair  value  of  options  at  date of grant was estimated using the Black-
Scholes  fair  value  based  method  with   the   following   weighted  average
assumptions:

                                                  For the Three and Six Months
Ended
                                               December 31, 2004
                                              --------------------------

Expected life (years)                                    3
Interest Rate                                          2.69%
Annual Rate of dividends                                  0%
Volatility                                               55%

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                                 (UNAUDITED)


NOTE 3 - ACCOUNTS RECEIVABLE AND MEDICAL RECEIVABLES

Accounts Receivable

Accounts receivable, net is comprised of the following at December 31, 2005:
                              (000's Omitted)

                           Gross        Allowance for doubtful
                           Receivable         accounts              Net
                           ----------   ----------------------  -----------
Receivables from equipment
sales and service contracts $  4,736          $   498            $   4,238
                           ==========   ======================  ===========

Receivables from equipment
sales and service contracts-
related parties             $  1,141          $   646           $      495
                           ==========   ======================  ===========

Management fee receivables
from related medical
practices ("PC's")          $  9,982           $ 2,067          $    7,915
                           ==========   ======================  ===========

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

Collection by the Company of its accounts receivable may be impaired by the uncollectibility of the PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Approximately 48% and 65% of the PC's net revenues for both the six months ended December 31, 2005 and 2004, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related P.C's accounted for approximately 28.9% and 20.2% of the consolidated net revenues for the three months ended December 31, 2005 and 2004, respectively. Product sales and service repair fees from related parties amounted to approximately 24.5% and 9.5% of consolidated net revenues for the three months ended December 31, 2005 and 2004, respectively.

Net revenues from management and other fees charged to the related PC's accounted for approximately 31.1% and 21.5% of the consolidated net revenues for the six months ended December 31, 2005 and 2004, respectively. Product sales and service and repair fees from related parties amounted to approximately 14.5% and 6.0% of consolidated net revenues for the six months ended December 31, 2005 and 2004, respectively.

Medical Receivables

The Company was assigned medical receivables valued at $11,775,000, in connection with the satisfaction of the management fees and termination fees related to a Termination and Replacement Agreement dated May 23, 2005. The balance of the medical receivables as of December 31, 2005 was $7,587,000.

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                                 (UNAUDITED)


NOTE 3 - ACCOUNTS RECEIVABLE AND MEDICAL RECEIVABLES (Continued)

Unaudited Financial Information of Unconsolidated Managed Medical Practices

Summarized income statement data for the three months ended December 31, 2005 related to the 12 unconsolidated medical practices managed by the Company is as follows:

                    (000's omitted) (Income Tax-Cash Basis)

             Patient Revenue - Net                 $ 4,072
                                                    =======
             Income from Operations                $   109
                                                    =======
             Net Loss                              $  (103)
                                                    =======


Summarized income statement data for the six months ended December 31, 2005 related to the 12 unconsolidated medical practices managed by the Company is as follows:


                    (000's omitted) (Income Tax-Cash Basis)

             Patient Revenue - Net                 $ 8,398
                                                    =======
             Income from Operations                $   111
                                                    =======
             Net Loss                              $  (314)
                                                    =======

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet at December 31, 2005 consist of:

                               (000's omitted)



Purchased parts, components
   and supplies                       $ 5,661
Work-in-process                         2,512
                                      -------
                                      $ 8,173
                                      =======

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                                 (UNAUDITED)

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

            1) Information relating to uncompleted contracts as of December 31, 2005 is as follows:

                                          (000's omitted)


Costs incurred on uncompleted
     contracts                   $ 17,217
Estimated earnings                  7,891
                                 --------
                                   25,108
Less: Billings to date             21,788
                                  -------
                                 $  3,320
                                 ========

Included in the accompanying condensed consolidated balance sheet at December 31, 2005 under the following captions:

      Costs and estimated earnings in excess of
       billings on uncompleted contracts                $ 5,091
Less: Billings in excess of costs and estimated
       earnings on uncompleted contracts                  1,108
      Billings in excess of costs and estimated
       earnings on uncompleted contracts - related
       parties                                              663
                                                        --------
                                                        $ 3,320
                                                        ========

2)  Customer advances consist of the following as of December 31, 2005:

                                                   Related
                                        Total      Party       Other
                                       --------    --------  -------

Total Advances                         $ 24,088    $  3,042  $21,046
Less: Advances
       on contracts under construction   21,788       3,000   18,788
                                       ---------    -------- -------
                                       $  2,300    $     42  $ 2,258
                                       ========     ======== =======

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
NOTE 6 - LOAN PAYABLE

On November 29, 2005, HMCA purchased a building in Tallahassee, Florida. The total purchase price, including closing costs was $437,644. The purchase price was funded by a loan of $500,000 of which $391,974 was used towards the purchase price. As of December 31, 2005 there was an unused portion of the loan of $108,026 which is to be used for future construction costs relating to the building.

The loan requires monthly payments of interest at a rate of 7% until May 29, 2009 followed by payments of $3,908 per month until May 29, 2026. A final payment of the entire unpaid portion of principal and interest will be due on May 29, 2026.

NOTE 7 -STOCKHOLDERS' EQUITY

Common Stock
During the three months ended December 31, 2005:

a) The Company issued 272,690 shares of common stock to employees as compensation valued at $233,082 under stock bonus plans.

b) The Company issued 332,858 shares of common stock to consultants and others valued at $298,344.

c) The Company issued 583,797 shares of common stock for costs and expenses of $1,499,628.

d) The Company issued 110,000 shares of common stock upon the exercise of stock options resulting in proceeds of $100,000.

e) The Company issued 106,886 shares of common stock for termination costs and collection service's valued at $115,437.

f) The Company issued 110,000 shares of common stock valued at $89,000 in connection with issuance of notes receivable from employee stockholders.

Common Stock
During the six months ended December 31, 2005:

a) The Company issued 595,989 shares of common stock to employees as compensation valued at $602,150 under stock bonus plans.

b) The Company issued 432,455 shares of common stock to consultants and others valued at $409,494.

c) The Company issued 2,876,181 shares of common stock for costs and expenses of $2,890,515.

d) The Company issued 510,000 shares of common stock upon the exercise of stock options resulting in proceeds of $500,000.

e) The Company issued 1,871,490 shares of common stock for termination costs and collection service valued at $1,995,675.

f) The Company issued 110,000 shares of common stock valued at $89,000 in connection with issuance of notes receivable from employee stockholders.

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                                 (UNAUDITED)

NOTE 7 -STOCKHOLDERS' EQUITY (Continued)

Options

During the six months ended December 31, 2005, the Company granted to a financial consultant 570,000 options to purchase common stock at exercise prices ranging from $.65 to $1.00 per share. During the six months ended December 31, 2005 the consultant exercised all of the 570,000 options granted to him during the six months ended December 31, 2005.


NOTE 8 -SALE OF PHYSICAL MEDICINE MANAGEMENT BUSINESS

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

The purchase price under the Asset Purchase Agreement was $6.6 million, payable pursuant to a promissory note (the "note") in 120 monthly installments commencing on August 28, 2005. The first twelve installments are interest only and the remaining 108 payments will consist of equal installments of principal and interest in the amount of $76,014 each. The note is secured by a first lien on all of the assets of Health Plus, including its accounts receivable. The Note is subject to prepayment provisions to the extent Health Plus resells all or part of the assets and business or utilizes the assets sold as collateral in any debt financing. The note provides for interest at 5% per annum. The fair value assigned to the note was $6,078,068 reflecting a discount of $521,932 for the below market interest rate. The Company recorded a loss of $143,598 on this transaction during the six months ended December 31, 2005.

The two principals of Health Plus were employed by HMCA and Dynamic up to the time of the closing of the business. In consideration for the termination of their employment agreement, these two individuals each became entitled to receive $800,000. In addition, each became entitled to receive $200,000 for collection services to be provided on behalf of HMCA and Dynamic with respect to a portion of the accounts receivable of certain physical therapy and rehabilitation facilities which arose during the period when HMCA was engaged in the management of those facilities. The $1,000,000 payable to each of these individuals was satisfied in shares of Fonar common stock. During the six months ended December 31, 2005 the Company issued 1,871,490 shares totaling $1,995,675. The remaining balance under this obligation at December 31, 2005 is $4,325 which was included in other current liabilities. The Company capitalized $400,000 with respect to collection services which is being amortized over 11 months. During the six months ended December 31, 2005, $181,818 was amortized and the remaining balance of $218,182 is classified as unearned compensation.

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

The following schedule shows the calculation of the loss on sale of the physical medicine business:

Selling Price                                  $     6,600,000
Less:  Discount for below market interest             (521,932)
                                               ----------------
Net selling price                                    6,078,068

Assets sold:

Management fee receivable           $1,388,547
Property and equipment - net           444,230
Notes receivable                       431,000
Management agreements - net          3,954,389
Security deposits                        3,500
                                    ----------
      Subtotal                                       6,221,666
                                                   ------------
Loss on sale of business                           $  (143,598)
                                                   ============


NOTE 9 - LICENSE FEES AND ROYALTIES

During the three months ended December 31, 2005, the Company received  a fee in
the  amount  of   $1,227,000  from  an independent licensee who had not met its annual sales quota.

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                                 (UNAUDITED)

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


Summarized financial information concerning the Company's reportable segments is shown in the following table:
                                                         (000's omitted)

                                                         Physician
                                                         Management
                                                            and
                                                         Diagnostic
                                               Medical   Imaging
                                              Equipment  Services      Totals
                                              ---------  ----------   ---------
For the three months ended December 31, 2005:

Net revenues from external customers          $  7,497    $ 3,044     $ 10,541
Inter-segment net revenues                    $    141    $   ---     $    141
Loss from operations                          $ (4,756)   $  (788)    $ (5,544)
Depreciation and amortization                 $    505    $   310     $    815
Compensatory element of stock issuances       $    545    $   ---     $    545
Capital expenditures                          $    436    $   486     $    922

For the three months ended December 31, 2004:

Net revenues from external customers          $  23,538   $  5,961    $ 29,499
Inter-segment net revenues                    $     107   $     --    $    107
Income from operations                        $     915   $    308    $  1,223
Depreciation and amortization                 $     603   $    387    $    990
Compensatory element of stock issuances       $     496   $    427    $    923
Capital expenditures                          $     489   $    510    $    999


                                                         Physician
                                                         Management
                                                            and
                                                         Diagnostic
                                               Medical   Imaging
                                              Equipment  Services      Totals
                                              ---------  ----------   ---------
For the six months ended December 31, 2005:

Net revenues from external customers          $  13,613   $  7,081    $ 20,694
Inter-segment net revenues                    $     277   $    --     $    277
Loss from operations                          $ (10,556)  $ (3,022)   $(13,578)
Depreciation and amortization                 $     999   $    660    $  1,659
Compensatory element of stock issuances       $     756   $    313    $  1,069
Termination costs paid with common stock      $      --   $  1,600    $  1,600
Capital expenditures                          $     677   $    901    $  1,578
Identifiable assets                           $  41,088   $ 28,168    $ 69,256

For the six months ended December 31, 2004:

Net revenues from external customers          $  42,815   $ 11,752    $ 54,567
Inter-segment net revenues                    $     243   $     --    $    243
Income from operations                        $   1,536   $    595    $  2,131
Depreciation and amortization                 $   1,198   $    774    $  1,972
Compensatory element of stock issuances       $     781   $    923    $  1,704
Capital expenditures                          $     989   $    767    $  1,756
Identifiable assets - June 30, 2005           $  46,265   $ 29,829    $ 76,094

NOTE 11 - SUBSEQUENT EVENT

Common Stock

During the period from January 1, 2006 through January 31, 2006:

      a) The Company issued 15,000 shares of common stock to employees as compensation of $12,000 under stock bonus plans.

      b) The Company issued 37,000 shares of common stock for costs and expenses of $28,490.

      c) The Company issued 95,715 shares of common stock upon the exercise of stock options resulting in proceeds of $70,000.

      d) The Company issued 18,000 shares of common stock to consultants and others at a value of $13,860.

                      FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      For  the  six  month period ended December 31, 2005 (first half of fiscal
2006), we reported a net loss of $13.7 million on revenues of $20.7 million as compared to net income of $1.9 million on revenues of $54.6 million for the first half of fiscal 2005.

      For the fiscal quarter ended December 31, 2005 (second  quarter of fiscal
2006), we reported a net loss of $5.4 on revenues of $10.5 as compared to net income of $1.1 million on revenues of $29.5 million.

      Notwithstanding the continued losses, the second quarter of fiscal 2006 represented an improvement in our performance from the first quarter of fiscal 2006, reflecting a decrease in our net loss of 35.6% from $8.3 million to $5.4 million and an increase of 3.8% in our revenues from $10.2 million in the first quarter to $10.5 million in the second quarter. The losses were primarily due to increased marketing and advertising pressure from our competitors attempting to minimize the unique medical benefits of Upright MRI(TM), which companies may not make Upright MRI(TM) because of Fonar's patents. A national advertising campaign will commence within the next few weeks to bring the benefits of weight-bearing MRI, and its necessity in the proper evaluation of back pain, to the attention of the consumer.

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

      Trends in the second quarter of fiscal 2006 include a decrease in unrelated party product sales revenues and an increase to related party revenues. Sales orders for Stand-Up(TM) MRI scanners increased from one in the first fiscal quarter to five in the second fiscal quarter (two of which were to related parties). The Company will focus on increased advertising and marketing efforts to improve sales performance in the second half of fiscal 2006.

      For the three month period ended December 31, 2005, as compared to the three month period ended December 31, 2004, overall revenues from MRI product sales decreased 80.6% ($4.2 million compared to $21.5 million). Unrelated party scanner sales ($1.8 million compared to $18.9 million) decreased at a rate of 90.3% and related party scanner sales ($2.6 million compared to $2.3) decreased 9.1%. Overall, for the second quarter of fiscal 2006, revenues for the medical equipment segment decreased by 68% to $7.5 million from $23.5 million for the second quarter of fiscal 2005. The revenues generated by HMCA also decreased, by 48.9% to $3.0 million for the second quarter of fiscal 2006 as compared to $6.0 million for the second quarter of fiscal 2005. The decrease in revenues recognized by HMCA resulted primarily from the sale of HMCA's business of managing physical therapy and rehabilitation centers during July, 2005.

      For the six month period ended December 31, 2005, as compared to the six month period ended December 31, 2004, overall revenues from MRI product sales decreased 78.7% ($8.4 million compared to $39.2 million). Unrelated party scanner sales ($5.8 million compared to $36.3 million) decreased at a rate of 83.9% and related party scanner sales ($2.5 compared to $2.9 million) decreased 12.5%. Overall, for the first half of fiscal 2006, revenues for the medical equipment segment decreased by 68.2% to $13.6 million from $42.8 million for the first half of fiscal 2005. The revenues recognized by HMCA also decreased, by 39.7% to $7.1 million for the first half of fiscal 2006 as compared to $11.8 million for the first half of fiscal 2005. The decrease in revenues recognized by HMCA resulted primarily from the sale of HMCA's business of managing physical therapy and rehabilitation centers during July, 2005.

      There were approximately $1.5 million in foreign revenues for the first six months of fiscal 2006 as compared to approximately $3.6 million in foreign revenues for the first six months of fiscal 2005, representing a decrease in foreign revenues of 58.3%.

      We recognize MRI scanner sales revenues on the "percentage of completion" basis, which means the revenues are recognized as the scanner is manufactured. Revenues recognized in a particular quarter do not necessarily reflect new orders or progress payments made by customers in that quarter. We build the scanner as the customer meets certain benchmarks in its site preparation in order to minimize the time lag between incurring costs of manufacturing and our receipt of the cash progress payments from the customer which are due upon delivery. Consequently, there can be a disparity between the revenues recognized in a fiscal period and the number of product sales. Generally, the recognized revenue results from revenues from a scanner sale being recognized in a fiscal quarter or quarters following the quarter in which the sale was made. Illustrating this point, the revenue from product sales for the first six months of fiscal 2006 decreased 78.7% from the first six months of fiscal 2005 ($8.4 million compared to $39.2 million). We received, however, orders for six Stand-Up(TM) (Upright(TM)) MRI scanners during the first six months of fiscal 2006 as compared to orders for five Stand-Up(TM) (Upright(TM)) MRI scanners and one Fonar 360(TM) MRI scanner during the first six months of fiscal 2005.

      We believe the decrease in product sales revenues reflect the large variation in sales revenue that is typical of the sale of high unit cost capital equipment, which variation is characteristic of Fonar's 28 year experience selling MRI scanning systems.

        Service and repair revenues increased by 45.7%, from $1.4 million for the second quarter of fiscal 2005 to $2.1 million for the second quarter of fiscal 2006. License fees and royalties increased from $585,000 for the second quarter of fiscal 2005 to $1.2 million for the second quarter of fiscal 2006. The $1.2 million for the second quarter of fiscal 2006 represents a payment by an independent licensee which had not met its sales quota. The $585,000 in 2005 represented an amortization of license fees which were fully amortized at June 30, 2005.

      Service and repair revenues increased by 62.1%, from $2.5 million for the first six months of fiscal 2005 to $4.0 million for the first six months of fiscal 2006. License fees and royalties remained constant at $1.2 million for the first six months of fiscal 2005 and the first six months of fiscal 2006.

      The increases in service and repair revenues are occurring because after the warranty on the MRI scanner expires, the owner will ordinarily enter into a service contract with us to assure continued coverage. We anticipate that for this reason there will continue to be increases in service revenues as warranties on installed scanners expire over time.

      Costs related to product sales decreased by 73.5% from $13.6 million in the second quarter of fiscal 2005 to $3.6 million in the second quarter of 2006, reflecting the corresponding decrease in product sales. Costs related to providing service increased 5.2% from $1.3 million in the second quarter of fiscal 2005 to $1.4 million in the first quarter of 2006.

      Costs related to product sales decreased by 69.6% from $24.7 million in the first six months of fiscal 2005 to $7.5 million in the first quarter of 2006, reflecting the corresponding decrease in product sales. Costs related to providing service increased 14.9% from $2.4 million in the first six months of fiscal 2005 to $2.8 million in the first six months of 2006.

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

      Overall, our operating loss for our medical equipment segment was $10.6 million for the first six months of fiscal 2006 as compared to operating income of $1.5 million for the first six months of fiscal 2005.

      HMCA revenues decreased in the second quarter of fiscal 2006, by 48.9% to $3.0 million from $6.0 million for the second quarter of fiscal 2005. For the first six months of fiscal 2006, HMCA revenues decreased by 39.7% to $7.1 million from $11.8 million for the first six months of fiscal 2005. HMCA is seeking to increase revenues from the MRI facilities by continuing its program of replacing older scanners at the sites we manage with Stand-Up(TM) (Upright(TM)) MRI scanners. We now manage eight sites equipped with Stand-Up(TM) MRI scanners, and we are planning to open two new sites with Stand-Up(TM) MRI scanners within the next twelve months, which would bring the total number of facilities with Stand-Up(TM) MRI scanners we manage to ten. HMCA experienced an operating loss of $3.0 million for the first six months of fiscal 2006 compared to operating income of $595,000 for the first six months of fiscal 2005. This was principally the result of a payment of $1.6 million for the termination of two employment agreements in connection with the sale by HMCA of its physical therapy and rehabilitation facility management business and the loss of revenues resulting from the sale of that business.

      HMCA cost of revenues for the second quarter of fiscal 2006 decreased to $2.4 million as compared to $3.8 million for the second quarter of fiscal 2005, which is also principally the result of HMCA's sale of its physical therapy and rehabilitation facility management business. HMCA cost of revenues for the first six months of fiscal 2006 decreased to $5.2 million as compared to $7.2 million for the first six months of fiscal 2005.

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

      The sale was made to Health Plus Management Services, L.L.C. There is no material relationship between Health Plus and Fonar, HMCA, or any of their respective subsidiaries, directors or officers, or associates of any such person. The two principals of Health Plus were employed by HMCA up to the time of the closing of the transaction. In consideration for the termination of their employment agreements, these two individuals each became entitled to receive $800,000. In addition, each became entitled to receive $200,000 for billing and collection services to be provided on behalf of HMCA with respect to a portion of the accounts receivable of certain physical therapy and rehabilitation facilities which arose during the period when we were engaged in the management of those facilities. The $1,000,000 payable to each of these individuals was payable at our option in shares of Fonar common stock.

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

      As our consolidated revenues decreased by 64.3% to $10.5 million for the second quarter of fiscal 2006 from $29.5 million for the second quarter of fiscal 2005, the total costs and expenses decreased by 43.1% to $16.1 million for the second quarter of fiscal 2006 from $28.3 million for the second quarter of fiscal 2005. The decline in revenue was the primary reason we were unable to achieve profitability in the second quarter of fiscal 2006. For the six months of fiscal 2006 the consolidated revenues decreased by 62.1% to $20.7 million from $54.6 millions for the six months of fiscal 2005.

      Selling, general and administrative expenses decreased by 5.3% from $13.2 million in the first six months of fiscal 2005 to $12.5 million in the first six months of fiscal 2006. The compensatory element of stock issuances decreased by 37.3% from $1.7 million in the first six months of fiscal 2005 to $1.1 million in the first six months of fiscal 2006 which is now included in selling general and administrative expenses. This primarily reflected a lesser use of Fonar's stock in lieu of cash to pay employees, consultants and professionals for services.

      Research and development expenses increased by 26.3% to $3.6 million for the first six months of fiscal 2006 as compared to $2.8 million for the first six months of fiscal 2005. Most of the increase was due to increased research and development on our Fonar 360(TM) MRI scanner.

      Interest expense in the first six months of fiscal 2006 increased by 24.3% to $164,000 from $132,000 for the first six months of fiscal 2005.

      Inventories decreased by 16.9% to $8.2 million at December 31, 2005 as compared to $9.8 million at June 30, 2005 as the Company's product sales revenues decreased and we decreased our purchase of raw materials and components.

      Costs and estimated earnings in excess of billings on uncompleted contracts decreased by 51.7% to $5.1 million at December 31, 2005 from $10.5 million at June 30, 2005. This decrease resulted from our receipt of installment payments upon delivery to customers whose sites were prepared to receive deliveries.

      Management fee and medical receivables and accounts receivable decreased by 4.3% to $20.2 million at December 31, 2005 from $21.2 million at June 30, 2005, primarily due to decreased collection from the Company's management fee and medical receivables and an increase in accounts receivable from the medical segment.

      Our operating and net loss were $13.6 million and $13.7 million, respectively, for the first six months of fiscal 2006 as compared to operating and net income of $2.1 million and $1.9 million, respectively, for the first six months of fiscal 2005.

      The overall trends reflected in the results of operations for the first six months of fiscal 2006 are a decrease in revenues from product sales, as compared to the first six months of fiscal 2005 ($8.4 million for the first six months of fiscal 2006 as compared to $39.2 million for the first six months of fiscal 2005), and a decrease in MRI equipment segment revenues relative to HMCA revenues ($13.6 million or 66% from the MRI equipment segment as compared to $7.1 million or 34% from HMCA, for the first six months of fiscal 2006, as compared to $42.8 million or 78% from the MRI equipment segment and $11.8 million or 22%, from HMCA, for the first six months of fiscal 2005). In addition, we experienced a decrease in unrelated party sales relative to related party sales in our medical equipment product sales ($5.8 million or 70% to unrelated parties and $2.5 million or 30% to related parties for the first six months of fiscal 2006 as compared to $36.3 million, or 93% to unrelated parties and $2.9 million or 7% to related parties for the first six months of fiscal 2005).

      We are committed to reversing the trends we have experienced in the first six months in fiscal 2006. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, and unexpected expenditures or the timing of such expenditures, make it impossible to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Company's operating results.

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

     The Company expects marked demand for its most commanding MRI products, the Stand-Up(TM) and the Fonar 360(TM), first for their exceptional features in patient diagnosis and treatment. These scanners additionally provide improved image quality and higher imaging speed because of their higher field strength of .6 Tesla. The geometry of the Stand-Up(TM) MRI and its transverse magnetic field enables the use of two detector rf coils operating in quadrature which increases the Stand-Up(TM) signal to noise ratio by 40% providing a signal to noise ratio equal to a 1.2T recumbent only MRI scanner.

Liquidity and Capital Resources

     Cash, cash equivalents and marketable securities remained constant at $14.9 million at June 30, 2005 and at December 31, 2005. Principal uses of cash during the first six months of fiscal 2006 included capital expenditures for property and equipment of $1.0 million, repayment of long-term debt and capital lease obligations in the amount of $202,000, capitalized software development costs of $373,000 and capitalized patent and copyright costs of $195,000, and a decrease in accounts payable of $2.5 million.

     Marketable securities approximated $6.6 million as at December 31, 2005, as compared to $9.4 million at June 30, 2005. This reduction represents the maturation of marketable securities which have not been reinvested and the proceeds of which are available to fund operations if needed. At December 31, 2005, our investments in U.S. Government obligations were $2.6 million, our investments in corporate and government agency bonds were $3.0 million and our investments in certificates of deposit and deposit notes were $776,000. The investments made have had the intended effect of maintaining a stable investment portfolio.

     Cash provided by operating activities for the first six months of fiscal 2006 approximated $1.4 million. Cash provided by operating activities was attributable primarily to a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $5.4 million, a decrease in inventories of $1.7 million and principally, by the issuance of stock in lieu of cash for termination of two employment contracts of $1.6 million and the issuance of stock for compensation, costs and expenses in lieu of cash in the amount of $4.0 million which offsets the net loss of $13.7 million.

     Cash provided by investing activities for the first six months of fiscal 2006 approximated $1.2 million. The principal source of cash from investing activities during the first six months of fiscal 2006 consisted of the sale of marketable securities of $2.7 million, offset by expenditures for property and equipment of approximately $1.0 million and capitalized software and patent costs of approximately $568,000.

     Cash provided by financing activities for the first six months of fiscal 2006 approximated $272,000. The sources of cash from financing activities were net proceeds from exercises of stock options and warrants of $500,000. The principal uses of cash in financing activities during the first six months of fiscal 2006 consisted of repayment of principal on long-term debt and capital lease obligations of approximately $202,000 and distributions to holders of minority interests of $421,000.

      The Company's obligations and the periods in which they are scheduled to become due are set forth in the following table:

(000's OMITTED)
                                 Due in
                                  Less         Due          Due          Due
                                  than 1      in 1-3       in 4-5       after 5
Obligation          Total         year         years        years        years
--------------  -----------   ----------   ----------   ----------   ----------

Long-term debt   $    785      $     229    $     164   $    --       $   392

Capital lease
Obligation            928            216          401        295           16
Operating
  Leases            8,728          2,262        4,299      1,194          973
                -----------   ----------   ----------   ----------   ----------
Total cash
Obligations      $ 10,441      $   2,707    $   4,864   $  1,489      $ 1,381
                ===========   ==========   ==========   ==========   ==========


      Total liabilities increased by 1.8% to $24.1 million at December 31, 2005 from $23.7 million at June 30, 2005.

      We experienced an increase in long-term debt from $966,000 at June 30, 2005 to $1.3 million at December 31, 2005, an increase in unearned revenue on service contracts from $3.8 million to $5.6 million at June 30, 2005 to December 31, 2005, an increase in billings in excess of costs and estimated earnings on uncompleted contracts from $454,000 at June 30, 2005 to $1.8 million at December 31, 2005, a decrease in accounts payable from $8.5 million at June 30, 2005 to $5.9 million at December 31, 2005, an increase in customer advances from $1.7 million at June 30, 2005 to $2.3 at December 31, 2005 and a decrease in other current liabilities from $7.5 million at June 30, 2005 to $6.5 million at December 31, 2005. Long-term debt increased primarily as a result of a loan to purchase real estate for an MRI facility managed by HMCA.

      As of December 31, 2005, the total of $6.5 million in other current liabilities included primarily accrued salaries and payroll taxes of $1.2 million, accrued royalties of $917,000 and excise and sales taxes of $2.5 million.

      Our working capital approximated $28.5 million as of December 31, 2005, as compared to working capital of $36.2 million as of June 30, 2005, decreasing by 21.3%. This resulted principally from a decrease in accounts receivable of $1.0 million ($21.2 million at June 30, 2005 as compared to $20.2 million at December 31, 2005), an increase of customer advances of $600,000 ($1.7 million at June 30, 2005 as compared to $2.3 million at December 31, 2005) along with a decrease of inventories of $1.6 million ($9.8 million at June 30, 2005 as compared to $8.2 million at December 31, 2005).

      With respect to current liabilities, the current portion of long-term debt increased from $425,000 at June 30, 2005 to $445,000 at December 31, 2005, and billings in excess of costs and estimated earnings on uncompleted contracts increased from $454,000 at June 30, 2005 to $1.8 million at December 31, 2005. Customer advances increased from $1.7 million at June 30, 2005 to $2.3 million at December 31, 2005 and accounts payable decreased from $8.5 million at June 30, 2005 to $5.9 million at December 31, 2005.

      In order to conserve our capital resources, we have issued common stock under our stock bonus and stock option plans to compensate employees and non-employees for services rendered. In the first six months of fiscal 2006, the compensatory element of stock issuances was $1.1 million as compared to $1.7 million for the first six months of fiscal 2005. Utilization of equity in lieu of cash compensation has improved our liquidity since it increases cash available for other expenditures. In addition, we used stock to pay $ 1.6 million for the termination of two employment agreements terminated in connection with the sale of HMCA's physical therapy and rehabilitation facility management business.

      Fonar's capital resources are expected to improve as Fonar's MRI scanner products gain wider market recognition and acceptance and produce increased product sales. The Company is focusing on increased advertising and marketing to increase demand for its products.

      Inventories decreased by $1.6 million ($9.8 million at June 30, 2005 as compared to $8.2 million at December 31, 2005) resulting from a decrease in the purchasing of raw materials and components and in filling our backlog of orders.

      Fonar has not committed to making additional capital expenditures in the 2006 fiscal year other than its intention to continue research and development expenditures at current levels. HMCA also expects to incur capital expenditures of approximately $450,000 to lease premises and to construct and furnish two new Stand-Up(TM) MRI facilities, which would bring the total number of Stand-Up(TM) MRI facilities managed by HMCA to ten.

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

       The Company received written notification from The Nasdaq Stock Market on December 22, 2005 that the bid price of its common stock for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Marketplace Rule 4310(c)(4) (the "Rule"). Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(D), the Company has been provided an initial period of 180 calendar days, or until June 20, 2006, to regain compliance. The notice states the Nasdaq staff (the "Staff") will provide written notification that the Company has achieved compliance with the Rule if at any time before June 20, 2006 the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days.

       If the Company cannot demonstrate compliance with the Rule by June 20, 2006, the Staff will determine whether the Company meets the Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If the Company meets the initial listing criteria, the Staff will notify the Company that it has been granted an additional 180 calendar days compliance period. FONAR currently complies with the requirements for initial listing on the The Nasdaq Capital Market, except for the $1.00 minimum closing bid price. If the Company is not eligible for an additional compliance period, the Staff will provide written notice that the Company's securities will be delisted. At that time, the company may appeal the Staff's determination to delist its securities to a Listing Qualifications Panel.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      Our  investments  are  in  fixed  rate  instruments.   Below is a tabular
presentation of the maturity profile of the fixed rate instruments held by us at December 31, 2005.

                           INTEREST RATE SENSITIVITY
                    PRINCIPAL AMOUNT BY EXPECTED MATURITY
                        WEIGHTED AVERAGE INTEREST RATE

                  Investments
            Year of     in Fixed Rate   Weighted Average
            Maturity    Instruments     Interest Rate
            --------    -------------   ----------------

            12/31/06    $  1,398,982        3.50%
            12/31/07       1,300,000        3.65%
            12/31/08       1,150,000        3.49%
            12/31/09       2,344,499        3.52%
            12/31/10         600,000        3.23%
                        ------------
            Total:      $  6,793,481
                        ============
            Fair Value
            at 12/31/05 $  6,472,099
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


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings: There were no material changes in litigation for the first six months of fiscal 2006.

Item 2 -  Unregistered Sales of Equity Securities and Use of Proceeds:   None

Item 3 -  Defaults Upon Senior Securities:  None

Item 4 -  Submission of Matters to a Vote of Security Holders:  None

Item 5 -  Other Information:  None

Item 6 -  Exhibits and Reports on Form 8-K:  Exhibit 31.1 Certification See
          Exhibits

                                   Exhibit 32.1 Certification See Exhibits
                                   8-K (earnings press release) filed on
                                   September 29, 2005
                                   8-K (earning press release) filed on
                                   November 8, 2005
                                   8-K (notice of failure to maintain bid price of common stock at $1.00 for 30 days) on December 23, 2005

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

Dated:February 9, 2006