Form 10-Q
period 2006-03-31
FONAR CORP
filed 2006-05-10
CIK 355019

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

          [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    MARCH 31, 2006
                                            --------------

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to
                                        ------------     -------------
                         Commission file number 0-10248
                                                -------

                                FONAR CORPORATION
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                          11-2464137
    -------------------------------     ------------------------------------
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

    110 Marcus Drive     Melville, New York                 11747
    ----------------------------------------              ----------
    (Address of principal executive offices)              (Zip Code)


    Registrant's telephone number, including area code:     (631)  694-2929
                                                            ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           YES  X     NO
                                                 ---       ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).  YES  X     NO
                                                 ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                           Outstanding at April 30, 2006
-----------------------------------------   -----------------------------
Common Stock, par value $.0001                     112,649,862
Class B Common Stock, par value $.0001                   3,953
Class C Common Stock, par value $.0001               9,562,824
Class A Preferred Stock, par value $.0001            7,836,287

FONAR CORPORATION AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION                                       PAGE
                                                                     ----
Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - March 31, 2006
     (Unaudited) and June 30, 2005                                     3

   Condensed Consolidated Statements of Operations for
     the Three Months Ended March 31, 2006 and
     March 31, 2005 (Unaudited)                                        6

   Condensed Consolidated Statements of Operations for
     the Nine Months Ended March 31, 2006 and
     March 31, 2005 (Unaudited)                                        7

   Condensed Consolidated Statements of Comprehensive
     Loss for the Three Months Ended
     March 31, 2006 and March 31, 2005 (Unaudited)                     8

   Condensed Consolidated Statements of Comprehensive
     (Loss) Income for the Nine Months Ended
     March 31, 2006 and March 31, 2005 (Unaudited)                     8

   Condensed Consolidated Statements of Cash Flows for
     the Nine Months Ended March 31, 2006 and
     March 31, 2005 (Unaudited)                                        9

   Notes to Condensed Consolidated Financial Statements (Unaudited)   11

Item 2. Management's Discussion and Analysis of Financial Condition   26
     and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit - 31.1

Exhibit - 32.1

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                                     March 31,   June 30,
                                                             2006         2005
                                                          (UNAUDITED)
Current Assets:                                            ---------    -------
  Cash and cash equivalents                                  $ 3,589    $ 5,517

  Marketable securities                                        6,404      9,411

  Accounts receivable - net                                    4,366      1,971

  Accounts receivable - related parties - net                    540        470

  Medical receivables                                          6,880      9,990

  Management fee receivable                                        -        894

  Management fee receivable - related medical
    practices - net                                            7,385      7,826

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                       4,476     10,538

  Inventories                                                  7,656      9,838

  Investment in sales-type lease                                 324        174

  Current portion of advances and notes to related
    medical practices                                            124        149

  Current portion of note receivable less discount
    for below market interest                                    331          -

  Prepaid expenses and other current assets                    1,310      1,785
                                                              ------     ------
        Total Current Assets                                  43,385     58,563
                                                              ------     ------
Property and equipment - net                                   6,472      7,594

Advances and notes to related medical practices - net            706        201

Investment in sales-type lease                                     -        279

Notes receivable less discount for below market interest       5,872        553

Management agreements - net                                        -      3,992

Other intangible assets - net                                  4,903      4,503

Other assets                                                     379        409
                                                            --------   --------
        Total Assets                                        $ 61,717   $ 76,094
                                                            ========   ========
See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)


                                                           March 31,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                         2006         2005
                                                          (UNAUDITED)
Current Liabilities:                                      ----------   --------
  Current portion of long-term debt and capital leases       $   229    $   425
  Accounts payable                                             4,801      8,468
  Other current liabilities                                    6,524      7,474
  Unearned revenue on service contracts                        4,963      3,305
  Unearned revenue on service contracts - related parties        484        526
  Customer advances                                            3,476      1,633
  Customer advances - related party                               42         42
  Income taxes payable                                             -         11
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                        938        301
  Billings in excess of costs and estimated earnings on
    uncompleted contracts - related parties                      255        153
                                                              ------     ------
      Total Current Liabilities                               21,712     22,338

Long-Term Liabilities:
  Due to related medical practices                               100        128
  Long-term debt and capital leases, less current portion      1,143        966
  Other liabilities                                              232        270
                                                              ------     ------
      Total Long-Term Liabilities                              1,475      1,364
                                                              ------     ------
      Total Liabilities                                       23,187     23,702
                                                              ------     ------
Minority interest                                                688        523
                                                              ------     ------




















See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED, except share data)


                                                          March 31,    June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                        2006          2005
  (continued)                                            (UNAUDITED)
                                                        ------------    --------
STOCKHOLDERS' EQUITY

Class A non-voting preferred stock $.0001 par value;
8,000,000 authorized, 7,836,287 issued and outstanding
at March 31, 2006 and June 30, 2005                                1          1

Common Stock $.0001 par value; 150,000,000 and 130,000,000
shares authorized at March 31, 2006 and June 30, 2005,
respectively; 112,468,316 issued at March 31, 2006 and
105,043,014 at June 30, 2005; 112,177,252 outstanding at
March 31, 2006 and 104,751,950 at June 30, 2005                   11         10

Class B Common Stock $ .0001 par value; 4,000,000
shares authorized, (10 votes per share), 3,953 issued
and outstanding at March 31, 2006 and June 30, 2005                -          -

Class C Common Stock $.0001 par value; 10,000,000 shares
authorized, (25 votes per share), 9,562,824 issued
and outstanding at March 31, 2006 and June 30, 2005                1          1

Paid-in capital in excess of par value                       167,161    159,929
Accumulated other comprehensive loss                        (    279)  (    182)
Accumulated deficit                                         (127,401)  (106,369)
Notes receivable from employee stockholders                 (    868)  (    846)
Unearned compensation                                       (    109)         -
Treasury stock, at cost - 291,064 shares of common stock
  at March 31, 2006 and June 30, 2005                       (    675)  (    675)
                                                             -------    -------
      Total Stockholders' Equity                              37,842     51,869
                                                             -------    -------
      Total Liabilities and Stockholders' Equity            $ 61,717   $ 76,094
                                                             =======    =======















See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                      FOR THE THREE MONTHS ENDED
                                                                MARCH 31,
                                                           ---------------------
                                                             2006         2005
REVENUES                                                   --------     --------
  Product sales - net                                     $  1,285      $15,550
  Product sales - related parties - net                        397        1,743
  Service and repair fees - net                              2,079        1,361
  Service and repair fees - related parties - net              250          201
  Management and other fees - related medical
    practices - net                                          3,092        5,890
  License fees and royalties                                     -          585
                                                           --------     --------
     Total Revenues - Net                                    7,103       25,330
                                                           --------     --------
COSTS AND EXPENSES
  Costs related to product sales                             1,558        9,966
  Costs related to product sales - related parties             546        1,053
  Costs related to service and repair fees                   1,291        1,224
  Costs related to service and repair fees - related parties   153          166
  Costs related to management and other
    fees - related medical practices                         2,051        3,657
  Research and development                                   1,683        1,482
  Selling, general and administrative,
    inclusive of compensatory element of stock
    issuances of $ 268 and $ 771 for the three months
    ended March 31, 2006 and 2005, respectively              6,404        7,599
  Provision for bad debts                                      775           50
  Amortization of management agreements                          -          158
                                                           --------     --------
     Total Costs and Expenses                               14,461       25,355
                                                           --------     --------
Loss From Operations                                       ( 7,358)     (    25)

Interest Expense                                           (    50)     (    47)
Investment Income                                              207          133
Interest Income - Related Parties                                3            6
Other Income (Expense)                                          44      (   305)
Minority Interest in Income of Partnerships                (   203)     (   231)
                                                            ------      -------
Loss Before Provision for Income Taxes                     ( 7,357)     (   469)
Provision for Income Taxes                                       -           11
                                                            -------      -------
NET LOSS                                                  $( 7,357)    $(   480)
                                                            =======      =======
Net Loss Available to Common Stockholders                 $( 7,357)    $ (  480)
                                                            -------      -------
Basic Loss Per Common Share                               $  ( .07)    $      -
                                                           ========     ========
Diluted Loss Per Common Share                             $  ( .07)    $      -
                                                           ========     ========
Basic and Diluted Earnings Per Share-Common C                  N/A          N/A
                                                           ========     ========
See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                       FOR THE NINE MONTHS ENDED
                                                                  MARCH 31,
                                                           ---------------------
                                                             2006         2005
REVENUES                                                   --------     --------
  Product sales -net                                       $ 7,125      $51,832
  Product sales - related parties -net                       2,914        4,621
  Service and repair fees -net                               5,617        3,473
  Service and repair fees - related parties -net               740          574
  Management and other fees - net                              648            -
  Management and other fees -related medical practices -net  9,526       17,642
  License fees and royalties                                 1,227        1,755
                                                           --------     --------
     Total Revenues - Net                                   27,797       79,897
                                                           --------     --------
COSTS AND EXPENSES
  Costs related to product sales                             7,065       33,005
  Costs related to product sales - related parties           2,540        2,666
  Costs related to service and repair fees                   3,722        3,277
  Costs related to service and repair
    fees - related parties                                     490          521
  Costs related to management and other fees                   528            -
  Costs related to management and other
    fees - related medical practices                         6,724       10,911
  Research and development                                   5,248        4,305
  Selling, general and administrative, inclusive
    of compensatory element of stock issuances of
    $ 1,337 and $ 2,475 for the nine months ended
    March 31, 2006 and 2005, respectively                   19,954       22,481
  Provision for bad debts                                      825          150
  Amortization of management agreements                         37          475
  Termination costs paid with common stock                   1,600            -
                                                          ---------     --------
     Total Costs and Expenses                               48,733       77,791
                                                          ---------     --------
(Loss) Income From Operations                              (20,936)       2,106

Interest Expense                                           (   214)     (   179)
Investment Income                                              617          394
Interest Income - Related Parties                                9           19
Other Income (Expense)                                         262      (   162)
Minority Interest in Income of Partnerships                (   769)     (   678)
                                                          --------     --------
(Loss) Income Before Provision for Income Taxes            (21,031)       1,500
Provision for Income Taxes                                       -           53
                                                          --------     --------
NET (LOSS) INCOME                                         $(21,031)    $  1,447
                                                          ========     ========
Net (Loss) Income Available to Common Stockholders        $(21,031)    $  1,346
                                                          --------     --------
Basic (Loss) Earnings Per Common Share                    $  ( .19)    $    .01
                                                          ========     ========
Diluted (Loss) Earnings Per Common Share                  $  ( .19)    $    .01
                                                          ========     ========
Basic and Diluted Earnings Per Share-Common C                  N/A            -
                                                          =========    ========
See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(000'S OMITTED)

                                                      FOR THE THREE MONTHS ENDED
                                                                MARCH 31,
                                                              -----------------
                                                               2006       2005
                                                              ------     ------
Net loss                                                     $(7,357)   $(  480)

Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on securities,
      net of tax                                                  50     (  146)
                                                              -------    -------
Total comprehensive loss                                     $(7,307)   $(  626)
                                                              =======    =======



                                                       FOR THE NINE MONTHS ENDED
                                                                MARCH 31,
                                                              -----------------
                                                               2006       2005
                                                              ------     ------
Net (loss) income                                           $(21,031)   $ 1,447

Other comprehensive loss, net of tax:
    Unrealized losses on securities,
      net of tax                                             (    97)    (  137)
                                                              ------     ------
Total comprehensive (loss) income                           $(21,128)   $ 1,310
                                                              ======     ======

















See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)

                                                       FOR THE NINE MONTHS ENDED
                                                                MARCH 31,
                                                              -----------------
                                                               2006       2005
                                                              ------     ------
Cash Flows from Operating Activities:
 Net (loss) income                                          $(21,031)  $  1,447
 Adjustments to reconcile net (loss) income to
  net cash used in operating activities:
    Minority interest in income of partnerships                  769        678
    Depreciation and amortization                              2,430      2,929
    Provision for bad debts                                      825        150
    Compensatory element of stock issuances                    1,337      2,475
    Stock issued for costs and expenses                        3,001      4,290
    Termination costs paid with common stock                   1,600          -
    Amortization of unearned compensation                        291          -
    Reduction in notes receivable from employee
      stockholders adjusted to compensation                       88        126
    Gain on sale of equipment                                (     3)   (    28)
    Amortization of unearned license fee                           -    ( 1,755)
    Loss from sale of physical medicine
      management business                                        144          -
    (Increase) decrease in operating assets, net:
       Accounts and management fee receivable                (   630)   ( 2,207)
       Notes receivable                                      (     3)         -
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                     6,062    ( 4,913)
       Inventories                                             2,182    (   456)
       Principal payments received on sales type lease           128        113
       Prepaid expenses and other current assets                 475    (   425)
       Other assets                                               26    (     6)
       Advances and notes to related medical practices       (    27)       206
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                      ( 3,655)       697
       Other current liabilities                                 745      2,747
       Customer advances                                       1,843    ( 4,248)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                       739    ( 2,095)
       Other liabilities                                     (    38)   (    18)
       Due to related medical practices                      (    28)         -
       Income taxes payable                                  (    11)   (    26)
                                                              ------     ------
Net cash used in operating activities                        ( 2,741)   (   319)
                                                              ------     ------






See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)

                                                       FOR THE NINE MONTHS ENDED
                                                                MARCH 31,
                                                             -------------------
                                                               2006       2005
                                                             -------     -------
Cash Flows from Investing Activities:
  Purchases of marketable securities                         (   300)   (11,745)
  Sales of marketable securities                               3,210     12,178
  Purchases of property and equipment                        ( 1,592)   ( 1,638)
  Costs of capitalized software development                  (   557)   (   605)
  Cost of patents and copyrights                             (   371)   (   306)
  Proceeds from sale of equipment                                 97         31
                                                              ------     ------
Net cash provided by (used in) investing activities              487    ( 2,085)
                                                              ------     ------

Cash Flows from Financing Activities:
  Distributions to holders of minority interests             (   604)   (   610)
  Proceeds from long-term debt                                   478          -
  Restricted cash                                                  -      5,500
  Repayment of long-term and capital
    leases                                                   (   255)   ( 5,854)
  Proceeds from exercise of stock options
    and warrants                                                 662        254
  Collection of notes receivable from employee
    stockholders                                                  45         31
                                                              ------     ------
Net cash provided by (used in) financing activities              326    (   679)
                                                              ------     ------

Net Decrease in Cash and Cash Equivalents                     (1,928)   ( 3,083)

Cash and Cash Equivalents - Beginning of Period                5,517      9,474
                                                              ------     ------
Cash and Cash Equivalents - End of Period                    $ 3,589    $ 6,391
                                                              ======     ======

Supplemental Cash Flow Information:

During the nine months ended March 31, 2006 and March 31, 2005, the Company paid $214,000 and 179,000 for interest, respectively.

Non-Cash Transaction
During the nine months ended March 31, 2006:

a)   The Company acquired equipment of $132,000 under capital lease obligations.

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 28, 2005 for the fiscal year ended June 30, 2005.

Liquidity and Capital Resources
-------------------------------

Our principal source of liquidity has been cash flows provided by operations. We currently expect this to continue. At March 31, 2006, we had working capital of $21.7 million. For the nine months ended March 31, 2006, we incurred a net loss of $21 million which included non-cash charges of $10.4 million.

In order to conserve our capital resources we have and will continue to issue, from time to time, common stock and stock options to compensate employees and non-employees for services rendered. The Company is focusing on increased advertising and marketing campaigns and distribution programs to increase the demand for Fonar's products. Management anticipates that Fonar's capital resources will improve as Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales.

Given our March 31, 2006 cash and marketable securities balance of $9.9 million and our forecasted cash requirements, we anticipate that our existing capital resources, funds generated from operations and funds expected to be received from note repayments, will be sufficient to satisfy our cash flow requirements through at least March 31, 2007. Should sales be less than forecast and expenses higher than anticipated, the Company may need to seek alternative sources of funds through the issuance of equity or debt financing or other alternatives including streamlining operations.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



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

Earnings (Loss) Per Share
-------------------------

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with EITF 03-6, "Participating Securities and the Two-Class method under FASB Statement No. 128" ("EITF 03-6"), the Company's participating convertible securities, which include Class B common stock and Class C common stock, are not included in the computation of basic EPS for nine months ended March 31, 2006 and the three months ended March 31, 2006 and 2005, because the participating securities do not have a contractual obligation to share in the losses of the Company. For the nine months ended March 31, 2005, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of certain options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation was approximately 7,025,000 because they are antidilutive as a result of a net loss for the three and nine months ended March 31, 2006. For the three and nine months ended March 31, 2005, the number of common shares potentially issuable upon the exercise of certain options of 669,000 have not been included in the computation of diluted EPS since the effect would be antidilutive.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share (Continued)
-------------------------

                        Three Months                   Three Months
                       ended March 31,               ended March 31,
                           2006                           2005
                          (000's omitted, except per share data)
                                                                         Class C
                                                                Common    Common
                             Total                  Total     Stock     Stock
                       ------------------          --------  --------  --------
Basic

Numerator:

Net loss available
to common stockholders      $(7,357)               $  (480)  $  (480)  $    -
                       ==================          ========  ========  =========

Denominator:

  Weighted average shares
  outstanding               111,522                          102,543      9,563
                       ==================                    ========  =========

Basic loss per
  common share$               (.07)                  $ .--    $ .--      $ .--
                       ==================          ========  ========  =========
Diluted
 Weighted average
   shares outstanding       111,522                102,543   102,543
 Stock options                 -                      -         -
 Warrants                      -                      -         -
 Convertible Class C
   common stock                -                      -         -
                       ------------------          --------  --------
---
Denominator for diluted earnings per share:

 Weighted average shares
 outstanding of common
 stock and equivalents      111,522                102,543   102,543
                       ==================          ========  ========

Diluted  loss per
common share                $ (.07)                 $ --       $ --
                       ==================          ========  ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share (Continued)
-------------------------
                          Nine Months                      Nine Months
                       ended March 31,                   ended March 31,
                            2006                              2005
                          (000's omitted, except per share data)
                                                                        Class C
                                                              Common    Common
                             Total                  Total     Stock     Stock
                       ------------------          --------  --------  --------
Basic

Numerator:

  Net (loss) income available to
  common stockholders$      (21,031)               $ 1,346   $ 1,314   $    32
                       ==================          ========  ========  =========
Denominator:

  Weighted average
  shares outstanding        109,606                          100,731     9,563
                       ==================                    ========  ========

Basic (loss) income
  per common share          $ (.19)                $   .01   $   .01   $  .--
                       ==================          ========  ========  ========
Diluted

  Weighted average
    shares outstanding      109,606                          100,731   100,731
  Stock options                -                                 273       273
  Warrants                     -                                 536       536
  Convertible Class C
    common stock               -                               3,188      3,188
                       ------------------                    --------  --------

Denominator for diluted earnings
per share:

  Weighted average shares
    outstanding of common
    stock and equivalents   109,606                          104,728    104,728
                       ==================                    ========  ========

Diluted (loss) income
per common share            $ (.19)                          $   .01   $   .01
                       ==================                    ========  ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments
---------------------------------------------------------

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" SFAS 123R. SFAS 123R requires the compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued on the grant date of such instruments, and will be recognized over the period during which an individual is required to provide service in exchange for the award (typically the vesting period). SFAS 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB Opinion 25. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123R to the first interim or annual reporting period of the Company's first fiscal year beginning on or after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company has adopted SFAS 123R as of July 1, 2005. As of June 30, 2005 all options were fully vested and during the nine months ended March 31, 2006 the Company granted to an employee 50,000 options to purchase common stock at an exercise price of $1.00. Accordingly, no additional compensation charge was required because the value of these options was determined to be diminimus and therefore there was no impact on the condensed consolidated financial statements upon the adoption of this pronouncement.

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

Accordingly, the adoption of SFAS 123R's fair value method did not have a significant impact on our result of operations. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share in Note 2 to our condensed consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. It is unlikely that the Company will have near term benefits from tax deductions. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because of various factors, including but not limited to the timing of employee exercises and whether the Company will be in a taxable position. At this time, there would be no tax impact related to the prior periods since the Company has a net loss.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments (Continued)
---------------------------------------------------------

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the three and nine months ended March 31, 2005:
                                   For the Three Months   For the Nine Months
                                   Ended March 31, 2005   Ended March 31, 2005
                                   (000's omitted, except (000's omitted, except
                                   per share data)        per share data)
                                   ---------------------- ----------------------
Net (loss) income available
to common shareholders                             $(480)               $ 1,346

Less:
 Undistributed earnings allocated                     --                     32
 to Class C common stock           ---------------------- ----------------------
                                                    (480)                 1,314
Less:
 Total stock-based employee compensation
 expense determined under fair value                 142                    150
 based method for all awards       ---------------------- ----------------------

Pro forma Net (Loss) Income                        $(622)                $1,164
                                   ====================== ======================

Basic Net (Loss) Income Per Share                  $  --                $  0.01
as Reported                        ====================== ======================

Basic Pro forma Net (Loss) Income                 $(0.01)               $  0.01
per Share                          ====================== ======================

Diluted Net (Loss) Income per share                 $ --                $  0.01
as reported                        ====================== ======================

Diluted Pro Forma Net (Loss) Income               $(0.01)                $  0.01
per share                          ====================== ======================

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments (Continued)
---------------------------------------------------------

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                      For the Three and Nine Months Ended
                                                March 31, 2005
                                      -----------------------------------
Expected life (years)                                3
Interest Rate                                     2.69%
Annual Rate of dividends                             0%
Volatility                                          55%

Recent Accounting Pronouncements

     In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle be requiring retrospective application to prior periods' financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation or amortization for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006. This adoption had no effect on our consolidated financial statements.

     In February 2006, the FASB issued SFAS NO. 155, Accounting for Certain Hybrid Financial Instruments-An Amendment of FASB No. 133 and 140. The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006. We believe that the adoption of this standard on July 1, 2007 will not have a material effect on our consolidated financial statements.

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of SFAS No. 140. SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes and obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently adjusted to the fair value at the end of each reporting period. This statement is effective in fiscal years beginning after September 15, 2006. We believe that the adoption of this standard on July 1, 2007 will not have a material effect on our consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 3 - ACCOUNTS RECEIVABLE AND MEDICAL RECEIVABLES

Accounts Receivable
-------------------

Accounts receivable, net is comprised of the following at March 31, 2006:
                         (000's Omitted)
                                    Gross         Allowance for
                                    Receivable    doubtful accounts    Net
                                    ----------    -----------------    ---------
Receivables from equipment
sales and service contracts          $  4,864       $      498          $ 4,366
                                    ==========    =================    =========

Receivables from equipment
sales and service contracts-
related parties                      $  1,186       $      646          $   540
                                    ==========    =================    =========

Management fee receivables from
related medical practices ("PC's")   $  9,936       $    2,551          $ 7,385
                                    ==========    =================    =========

Medical Receivables
-------------------
The Company was assigned medical receivables valued at $11,775,000, in connection with the satisfaction of the management fees and termination fees related to a Termination and Replacement Agreement dated May 23, 2005. The balance of the medical receivables as of March 31, 2006 was $6,880,000.

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

Collection by the Company of its accounts receivable may be impaired by the uncollectibility of the PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 48% and 65% of the PC's net revenues for both the nine months ended March 31, 2006 and 2005, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



NOTE 3 - ACCOUNTS RECEIVABLE AND MEDICAL RECEIVABLES (Continued)

Medical Receivables (Continued)
-------------------

Net revenues from management and other fees charged to the related P.C's accounted for approximately 43.5% and 23.3% of the consolidated net revenues for the three months ended March 31, 2006 and 2005, respectively. Product sales and service repair fees from related parties amounted to approximately 9.1% and 7.7% of consolidated net revenues for the three months ended March 31, 2006 and 2005, respectively.

Net revenues from management and other fees charged to the related PC's accounted for approximately 34.3% and 22.1% of the consolidated net revenues for the nine months ended March 31, 2006 and 2005, respectively. Product sales and service and repair fees from related parties amounted to approximately 13.1% and 6.5% of consolidated net revenues for the nine months ended March 31, 2006 and 2005, respectively.

Unaudited Financial Information of Unconsolidated Managed Medical Practices
---------------------------------------------------------------------------

Summarized income statement data for the three months ended March 31, 2006 related to the 12 unconsolidated medical practices managed by the Company is as follows:
                     (000's omitted) (Income Tax-Cash Basis)

             Patient Revenue - Net                 $ 4,189
                                                   =======
             Income from Operations                $    13
                                                   =======
             Net Loss                              $  (183)
                                                   =======

Summarized income statement data for the nine months ended March 31, 2006 related to the 12 unconsolidated medical practices managed by the Company is as follows:

                     (000's omitted) (Income Tax-Cash Basis)

             Patient Revenue - Net                 $ 12,587
                                                   ========
             Income from Operations                $    123
                                                   ========
             Net Loss                              $   (497)
                                                   ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet at March 31, 2006 consist of:
                                 (000's omitted)
Purchased parts, components
   and supplies                      $ 5,052
Work-in-process                        2,604
                                     -------
                                     $ 7,656
                                     =======

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

          1) Information relating to uncompleted contracts as of March 31, 2006 is as follows:
                                 (000's omitted)

Costs incurred on uncompleted contracts    $ 13,160
Estimated earnings                            6,295
                                           --------
                                             19,455
Less: Billings to date                       16,172
                                            -------
                                           $  3,283
                                           ========

Included in the accompanying condensed consolidated balance sheet at March 31, 2006 under the following captions:

      Costs and estimated earnings in excess of
        billings on uncompleted contracts                    $ 4,476
Less: Billings in excess of costs and estimated
        earnings on uncompleted contracts                        938
      Billings in excess of costs and estimated
        earnings on uncompleted contracts - related parties      255
                                                             --------
                                                             $ 3,283
                                                             ========

2) Customer advances consist of the following as of March 31, 2006:

                                                   Related
                                        Total      Party        Other
                                       ---------   ----------   ---------
Total Advances                         $ 19,690    $  2,992     $ 16,698
Less: Advances
       on contracts under construction   16,172       2,950       13,222
                                       ---------   ----------   ---------
                                       $  3,518    $     42     $  3,476
                                       =========   ==========   =========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 6 - LOAN PAYABLE

On November 29, 2005, HMCA purchased a building in Tallahassee, Florida. The total purchase price, including closing costs was $437,644. The purchase price was funded by a loan of $500,000 of which $391,974 was used towards the purchase price. As of March 31, 2006 there was an unused portion of the loan of $21,026 which is to be used for future construction costs relating to the building.

The loan requires monthly payments of interest at a rate of 7% until May 29, 2009 followed by payments of $3,908 per month until May 29, 2026. A final payment of the entire unpaid portion of principal and interest will be due on May 29, 2026.

NOTE 7 -STOCKHOLDERS' EQUITY

Common Stock
During the three months ended March 31, 2006:

a) The Company issued 257,585 shares of common stock to employees as compensation valued at $187,160 under stock bonus plans.
b) The Company issued 88,763 shares of common stock to consultants and others valued at $61,522.
c) The Company issued 199,124 shares of common stock for costs and expenses of $130,255.
d) The Company issued 243,715 shares of common stock upon the exercise of stock options resulting in proceeds of $161,740.
e) The Company issued 240,000 shares of common stock valued at $148,800 in connection with issuance of notes receivable from employee stockholders.

Common Stock
During the nine months ended March 31, 2006:

a) The Company issued 853,574 shares of common stock to employees as compensation valued at $789,310 under stock bonus plans.
b) The Company issued 521,218 shares of common stock to consultants and others valued at $471,015.
c) The Company issued 3,075,305 shares of common stock for costs and expenses of $3,000,813.
d) The Company issued 753,715 shares of common stock upon the exercise of stock options resulting in proceeds of $661,740.
e) The Company issued 1,871,490 shares of common stock for termination costs and collection service valued at $1,995,675.
f) The Company issued 350,000 shares of common stock valued at $237,800 in connection with issuance of notes receivable from employee stockholders.

Options
-------

During the nine months ended March 31, 2006, the Company granted to a financial consultant 703,000 options to purchase common stock at exercise prices ranging from $.63 to $1.00 per share. During the nine months ended March 31, 2006 the consultant exercised all of the 703,000 options granted to him during the nine months ended March 31, 2006.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


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

The purchase price under the Asset Purchase Agreement was $6.6 million, payable pursuant to a promissory note (the "note") in 120 monthly installments commencing on August 28, 2005. The first twelve installments are interest only and the remaining 108 payments will consist of equal installments of principal and interest in the amount of $76,014 each. The note is secured by a first lien on all of the assets of Health Plus, including its accounts receivable. The Note is subject to prepayment provisions to the extent Health Plus resells all or part of the assets and business or utilizes the assets sold as collateral in any debt financing. The note provides for interest at 5% per annum. The fair value assigned to the note was $6,078,068 reflecting a discount of $521,932 for the below market interest rate. The Company recorded a loss of $143,598 on this transaction during the nine months ended March 31, 2006.

The two principals of Health Plus were employed by HMCA and Dynamic up to the time of the closing of the business. In consideration for the termination of their employment agreement, these two individuals each became entitled to receive $800,000. In addition, each became entitled to receive $200,000 for collection services to be provided on behalf of HMCA and Dynamic with respect to a portion of the accounts receivable of certain physical therapy and rehabilitation facilities which arose during the period when HMCA was engaged in the management of those facilities. The $1,000,000 payable to each of these individuals was satisfied in shares of Fonar common stock. During the nine months ended March 31, 2006 the Company issued 1,871,490 shares totaling $1,995,675. The remaining balance under this obligation at March 31, 2006 is $4,325 which was included in other current liabilities. The Company capitalized $400,000 with respect to collection services which is being amortized over 11 months. During the nine months ended March 31, 2006, $290,909 was amortized and the remaining balance of $109,091 is classified as unearned compensation.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



NOTE 8 -SALE OF PHYSICAL MEDICINE MANAGEMENT BUSINESS (Continued)

The following schedule shows the calculation of the loss on sale of the physical medicine business:

Selling Price                               $  6,600,000
Less:  Discount for below market interest       (521,932)
                                            ------------
Net selling price                              6,078,068

Assets sold:

Management fee receivable                     $1,388,547
Property and equipment - net                     444,230
Notes receivable                                 431,000
Management agreements - net                    3,954,389
Security deposits                                  3,500
                                            ------------
     Subtotal                                  6,221,666
                                            ------------
Loss on sale of business                    $   (143,598)
                                            ============

NOTE 9 - SALE OF SUBSIDIARY

On January 31, 2006, Raymond V. Damadian MR Scanning Centers entered into an agreement to sell the stock of Tallahassee Magnetic Resonance Imaging, P.A. to Raymond V. Damadian for a diminimus amount. No gain or loss was recognized on this sale. Revenue recognized from this entity totaled $590,883 and $954,651 for the nine month periods ended March 31, 2006 and 2005.


NOTE 10 - LICENSE FEES AND ROYALTIES

During the nine months ended March 31, 2006, the Company received a fee in the amount of $1,227,000 from an independent licensee who had not met its annual sales quota.


NOTE 11 - SEGMENT AND RELATED INFORMATION

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE 11 - SEGMENT AND RELATED INFORMATION  (CONTINUED)
                                   (000's omitted)
                                                        Physician
                                                        Management and
                                                        Diagnostic
                                           Medical      Imaging
                                           Equipment    Services    Totals
                                           -----------  ----------  ----------
For the three months ended March 31, 2006:

Net revenues from external customers       $    4,011   $   3,092   $   7,103
Inter-segment net revenues                 $      152   $    ---    $    152
Loss from operations                       $   (6,290)  $  (1,068)  $ (7,358)
Depreciation and amortization              $      498   $     273   $    771
Compensatory element of stock issuances    $      254   $      14   $    268
Capital expenditures                       $      413   $     529   $    942

For the three months ended March 31, 2005:

Net revenues from external customers       $   19,440   $   5,890   $  25,330
Inter-segment net revenues                 $      114   $     --    $     114
Income (loss) from operations              $     (160)  $     135   $     (25)
Depreciation and amortization              $      562   $     395   $     957
Compensatory element of stock issuances    $      371   $     400   $     771
Capital expenditures                       $      436   $     357   $     793

                                                        Physician
                                                        Management and
                                                        Diagnostic
                                           Medical      Imaging
                                           Equipment    Services    Totals
                                           -----------  ----------  ----------
For the nine months ended March 31, 2006:

Net revenues from external customers       $  17,623    $ 10,174    $  27,797
Inter-segment net revenues                 $     429    $    --     $     429
Loss from operations                       $ (16,846)   $ (4,090)   $ (20,936)
Depreciation and amortization              $   1,497    $     933   $   2,430
Compensatory element of stock issuances    $   1,010    $     327   $   1,337
Termination costs paid with common stock   $     --     $   1,600   $   1,600
Capital expenditures                       $   1,090    $   1,430   $   2,520
Identifiable assets                        $  35,126    $  26,591   $  61,717

For the nine months ended March 31, 2005   :

Net revenues from external customers     $  62,255      $  17,642   $  79,897
Inter-segment net revenues               $       357    $    -      $     357
Income from operations                   $     1,376    $     730   $   2,106
Depreciation and amortization            $     1,760    $   1,169   $   2,929
Compensatory element of stock issuances  $     1,152    $   1,323   $   2,475
Capital expenditures                     $     1,425    $   1,124   $   2,549
Identifiable assets - June 30, 2005      $   46,265     $  29,829   $  76,094

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)



NOTE 12 - POTENTIAL DELISTING OF THE COMPANY'S COMMON STOCK

The Company received written notification from The Nasdaq Stock Market on December 22, 2005 that the bid price of its common stock for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Marketplace Rule 4310(c)(4) (the "Rule"). Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(D), the Company has been provided an initial period of 180 calendar days, or until June 20, 2006, to regain compliance. The notice states the Nasdaq staff (the "Staff") will provided written notification that the Company has achieved compliance with the Rule if at any time before June 20, 2006 the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days.

If the Company cannot demonstrate compliance with the Rule by June 20, 2006, the Staff will determine whether the Company meets the Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If the Company meets the initial listing criteria, the Staff will notify the Company that it has been granted an additional 180 calendar days compliance period. FONAR currently complies with the requirements for initial listing on The Nasdaq Capital Market, except for the $1.00 minimum closing bid price. If the Company is not eligible for an additional compliance period, the Staff will provide written notice that the Company's securities will be delisted. At that time, the Company may appeal the Staff's determination to delist its securities to a Listing Qualifications Panel.


NOTE 13 - SUBSEQUENT EVENT

Common Stock
------------

During the period from April 1, 2006 through April 30, 2006:

a)   The  Company   issued  13,627  shares  of  common  stock  to  employees  as compensation of $8,858 under stock bonus plans.

b) The Company issued 26,000 shares of common stock for costs and expenses of $16,380.

c) The Company issued 408,339 shares of common stock upon the exercise of stock options resulting in proceeds of $240,920.

d) The Company issued 24,644 shares of common stock to consultants and others at a value of $ 15,526.

                       FONAR CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the nine month period ended March 31, 2006, we reported a net loss of $21.0 million on revenues of $27.8 million as compared to net income of $1.4 million on revenues of $79.9 million for the first nine months of fiscal 2005.

     For the fiscal quarter ended March 31, 2006 (third quarter of fiscal 2006), we reported a net loss of $7.4 million on revenues of $7.1 million as compared to a net loss of $480,000 on revenues of $25.3 million for the third quarter of fiscal 2005.

The losses were primarily due to increased marketing and advertising pressure from our competitors attempting to minimize the unique medical benefits of Upright MRI(TM), which companies may not make Upright MRI(TM) because of Fonar's patents and a brief interruption in Fonar's advertising. In addition, we have noticed a concern on the part of prospective customers relating to more difficulty in obtaining insurance reimbursements. We have resumed our national advertising campaign to bring the benefits of weight-bearing MRI, and its necessity in the proper evaluation of back pain, to the attention of the consumer and ultimately, referring physicians, hospitals, insurers and other third party payors. The renewed national advertising campaign which began in earnest on February 23, 2006 has helped to generate 31 sales leads. In addition, there were 108 calls from patients who had experienced a failed back surgery. The national advertising campaign has had a positive effect on Fonar's overall sales activity and should result in increasing numbers of sales of Fonar Upright MRI's. The principal reason for the decline in HMCA's revenues was the sale of its physical therapy management business in July, 2005.

     In addition, we are planning to expand our sales force, both in terms of hiring more sales personnel and establishing a network of domestic distributors (we already use distributors for foreign sales) under the direction of our internal sales force.

     We also are monitoring the performance of our existing users and plan to establish teams to assist underperforming customers improve their scan volume.

     Notwithstanding the disappointing MRI scanner sales revenues, the number of units sold increased from one during the first quarter of fiscal 2006 to five units during the second quarter and seven units during the third quarter of fiscal 2006, which reflect Fonar's resumption of its advertising campaign. This compares with eight sales during the first quarter of fiscal 2005, three sales during the second quarter of fiscal 2005 and 11 sales during the third quarter of fiscal 2005.

     Importantly, we believe that our efforts to penetrate the hospital market are beginning to show greater results. Subsequent to the end of the third quarter of fiscal 2006, two Fonar Upright MRI(TM) scanners were sold to hospitals, one of which is a member of a chain of hospitals. In addition we are also in negotiations with another hospital chain for the sale of an Upright
MRI(TM) scanner. The Fonar Upright MRI(TM) scanner is the only scanner which enables weight-bearing scans of the spine, which is critical in making a correct diagnosis of spine diseases such as low back pain and therefore the key to performing the correct surgery of the spine. There are approximately 800,000 surgical procedures performed on the spine each year as compared to approximately 950,000 cardiac surgeries annually (including, stents, bypasses, angioplasties, valve replacements, heart transplants and the like).

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

     Trends in the third quarter of fiscal 2006 include a decrease in product sales revenues compared to the third quarter of fiscal 2005. Sales orders for Stand-Up(TM) MRI scanners increased from one in the first fiscal quarter to five in the second fiscal quarter (two of which were to related parties) and seven in the third fiscal quarter (none of which were to related parties). The Company will continue to focus on increased advertising and marketing efforts, including adding additional sales personnel and distributors, to improve sales performance in the last quarter of fiscal 2006 and fiscal 2007.

     For the three month period ended March 31, 2006, as compared to the three month period ended March 31, 2005, overall revenues from MRI product sales decreased 90.3% ($1.7 million compared to $17.3 million). Unrelated party scanner sales ($1.3 million compared to $15.6 million) decreased at a rate of 91.7% and related party scanner sales ($400,000 compared to $1.7 million) decreased 77.2%. Service revenues, however, increased by 49.1% ($2.3 million compared to $1.6 million) because of customers entering into service agreements with Fonar for their scanners following the expiration of the warranty period on their equipment. Overall, for the third quarter of fiscal 2006, revenues for the medical equipment segment decreased by 79.4% to $4.0 million from $19.4 million for the third quarter of fiscal 2005. The revenues generated by HMCA also decreased, by 47.5% to $3.1 million for the third quarter of fiscal 2006 as compared to $5.9 million for the third quarter of fiscal 2005. The decrease in revenues recognized by HMCA resulted primarily from the sale of HMCA's business of managing physical therapy and rehabilitation centers during July 2005.

     For the nine month period ended March 31, 2006, as compared to the nine month period ended March 31, 2005, overall revenues from MRI product sales decreased 82.2% ($10.0 million compared to $56.5 million). Unrelated party scanner sales ($7.1 million compared to $51.8 million) decreased at a rate of 86.3% and related party scanner sales ($2.9 million compared to $4.6 million) decreased 36.9%. Service revenues, however, increased by 57.1% ($6.4 million compared to $4.0 million) because of customers entering into service agreements with Fonar for their scanners following the expiration of the warranty period on their equipment. Overall, for the first nine months of fiscal 2006, revenues for the medical equipment segment decreased by 71.7% to $17.6 million from $62.3 million for the first nine months of fiscal 2005. The revenues recognized by HMCA also decreased, by 42.3% to $10.2 million for the first nine months of fiscal 2006 as compared to $17.6 million for the first nine months of fiscal 2005. The decrease in revenues recognized by HMCA resulted primarily from the sale of HMCA's business of managing physical therapy and rehabilitation centers during July 2005.

     There were approximately $2.7 million in foreign revenues for the first nine months of fiscal 2006 as compared to approximately $5.1 million in foreign revenues for the first nine months of fiscal 2005, representing a decrease in foreign revenues of 47.1%.

     We recognize MRI scanner sales revenues on the "percentage of completion" basis, which means the revenues are recognized as the scanner is manufactured. Revenues recognized in a particular quarter do not necessarily reflect new orders or progress payments made by customers in that quarter. We build the scanner as the customer meets certain benchmarks in its site preparation in order to minimize the time lag between incurring costs of manufacturing and our receipt of the cash progress payments from the customer which are due upon delivery. Consequently, there can be a disparity between the revenues recognized in a fiscal period and the number of product sales. Generally, the recognized revenue results from revenues from a scanner sale being recognized in a fiscal quarter or quarters following the quarter in which the sale was made. Illustrating this point, the revenue from product sales for the first nine months of fiscal 2006 decreased 82.2% from the first nine months of fiscal 2005 ($10.0 million compared to $56.5 million). We received, however, orders for 13 Stand-Up(TM) (Upright(TM)) MRI scanners during the first nine months of fiscal 2006 as compared to orders for 22 Stand-Up(TM) (Upright(TM)) MRI scanners and one Fonar 360(TM) MRI scanner during the first nine months of fiscal 2005 reflecting a lesser decrease of 43.5% in scanner orders.

     We believe the decrease in product sales revenues reflect the large variation in sales revenue that is typical of the sale of high unit cost capital equipment, which variation is characteristic of Fonar's 28 year experience selling MRI scanning systems.

     Service and repair revenues increased by 49.1%, from $1.6 million for the third quarter of fiscal 2005 to $2.3 million for the third quarter of fiscal 2006. License fees and royalties decreased from $585,000 for the third quarter of fiscal 2005 to $0 million for the third quarter of fiscal 2006. The $585,000 in 2005 represented an amortization of license fees which were fully amortized at June 30, 2005.

     Service and repair revenues increased by 57.1%, from $4.0 million for the first nine months of fiscal 2005 to $6.4 million for the first nine months of fiscal 2006. License fees and royalties decreased by 30.1% from $1.8 million for the first nine months of fiscal 2005 to $1.2 million for the first nine months of fiscal 2006.

     The increases in service and repair revenues are occurring because after the warranty on the MRI scanner expires, the owner will ordinarily enter into a service contract with us to assure continued coverage. We anticipate that for this reason there will continue to be increases in service revenues as warranties on installed scanners expire over time.

     Costs related to product sales decreased by 80.9% from $11.0 million in the third quarter of fiscal 2005 to $2.1 million in the third quarter of 2006, reflecting the corresponding decrease in product sales revenues. Costs related to providing service increased remained constant at $1.4 million in the third quarter of fiscal 2005 and in the third quarter of 2006, notwithstanding the increase in service revenues.

     Costs related to product sales decreased by 73.1% from $35.7 million in the first nine months of fiscal 2005 to $9.6 million in the first nine months of fiscal of 2006, reflecting the corresponding decrease in product sales. Costs related to providing service increased 10.9% from $3.8 million in the first nine months of fiscal 2005 to $4.2 million in the first nine months of 2006.

     In brief, costs are incurred concurrently with revenues in accordance with the percentage of completion method.

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

     Overall, our operating loss for our medical equipment segment was $16.8 million for the first nine months of fiscal 2006 as compared to operating income of $1.4 million for the first nine months of fiscal 2005.

     HMCA revenues decreased in the third quarter of fiscal 2006, by 47.5% to $3.1 million from $5.9 million for the third quarter of fiscal 2005. For the first nine months of fiscal 2006, HMCA revenues decreased by 42.3% to $10.2 million from $17.6 million for the first nine months of fiscal 2005. HMCA is seeking to increase revenues from the MRI facilities by continuing its program of replacing older scanners at the sites we manage with Stand-Up(TM) (Upright(TM)) MRI scanners. We now manage nine sites equipped with Stand- Up(TM) MRI scanners, and we are planning to open one new site with Stand-Up(TM) MRI scanners within the next twelve months, which would bring the total number of facilities with Stand-Up(TM) MRI scanners we manage to ten. HMCA experienced an operating loss of $4.1 million for the first nine months of fiscal 2006 compared to operating income of $730,000 for the first nine months of fiscal 2005. This was principally the result of a payment of $1.6 million for the termination of two employment agreements in connection with the sale by HMCA of its physical therapy and rehabilitation facility management business and the loss of revenues resulting from the sale of that business.

     HMCA cost of revenues for the third quarter of fiscal 2006 decreased to $2.1 million as compared to $3.7 million for the third quarter of fiscal 2005, which is also principally the result of HMCA's sale of its physical therapy and rehabilitation facility management business. HMCA cost of revenues for the first nine months of fiscal 2006 decreased to $7.3 million as compared to $10.9 million for the first nine months of fiscal 2005.

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

     The sale was made pursuant to an asset purchase agreement to Health Plus Management Services, L.L.C. There is no material relationship between Health Plus and Fonar, HMCA, or any of their respective subsidiaries, directors or officers, or associates of any such person. The two principals of Health Plus were employed by HMCA up to the time of the closing of the transaction. In consideration for the termination of their employment agreements, these two individuals each became entitled to receive $800,000. In addition, each became entitled to receive $200,000 for billing and collection services to be provided on behalf of HMCA with respect to a portion of the accounts receivable of certain physical therapy and rehabilitation facilities which arose during the period when we were engaged in the management of those facilities. The $1,000,000 payable to each of these individuals was payable at our option in shares of Fonar common stock.

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

     As our consolidated revenues decreased by 72.0% to $7.1 million for the third quarter of fiscal 2006 from $25.3 million for the third quarter of fiscal 2005, the total costs and expenses decreased by 43.0 % to $14.5 million for the third quarter of fiscal 2006 from $25.4 million for the third quarter of fiscal 2005. The decline in revenue was the primary reason we were unable to achieve profitability in the third quarter of fiscal 2006. For the first nine months of fiscal 2006 the consolidated revenues decreased by 65.2% to $27.8 million from $79.9 million for the first nine months of fiscal 2005.

     Selling, general and administrative expenses decreased by 6.9 % from $20.0 million in the first nine months of fiscal 2005 to $18.6 million in the first nine months of fiscal 2006. The compensatory element of stock issuances decreased by 46.0% from $2.5 million in the first nine months of fiscal 2005 to $1.3 million in the first nine months of fiscal 2006 which is now included in selling general and administrative expenses. This primarily reflected a lesser use of Fonar's stock in lieu of cash to pay employees, consultants and professionals for services.

     Research and development expenses increased by 21.9 % to $5.2 million for the first nine months of fiscal 2006 as compared to $4.3 million for the first nine months of fiscal 2005. Much of the increase was due to increased research and development on our Fonar 360(TM) MRI scanner.

     Interest expense in the first nine months of fiscal 2006 increased by 19.6% to $214,000 from $179,000 for the first nine months of fiscal 2005.

     Inventories decreased by 22.2% to $7.7 million at March 31, 2006 as compared to $9.8 million at June 30, 2005 as the Company's product sales
revenues   decreased  and  we  decreased  our  purchase  of  raw  materials  and components.

     Costs and estimated earnings in excess of billings on uncompleted contracts decreased by 57.5% to $4.5 million at March 31, 2006 from $10.5 million at June 30, 2005. This decrease resulted from our receipt of installment payments upon delivery to customers whose sites were prepared to receive deliveries.

     Management fee and medical receivables and accounts receivable decreased by 9.4% to $19.2 million at March 31, 2006 from $21.2 million at June 30, 2005, primarily due to an increased bad debt allowance on the Company's management fee and medical receivables and an increase in accounts receivable from the medical segment.

     Our operating and net loss were $20.9 million and $21.0 million, respectively, for the first nine months of fiscal 2006 as compared to operating and net income of $2.1 million and $1.4 million, respectively, for the first nine months of fiscal 2005.

     The overall trends reflected in the results of operations for the first nine months of fiscal 2006 are a decrease in revenues from product sales, as compared to the first nine months of fiscal 2005 ($10.0 million for the first nine months of fiscal 2006 as compared to $56.5 million for the first nine months of fiscal 2005), and a decrease in MRI equipment segment revenues relative to HMCA revenues ($17.6 million or 63% from the MRI equipment segment as compared to $10.2 million or 37% from HMCA, for the first nine months of fiscal 2006, as compared to $62.3 million or 78% from the MRI equipment segment and $17.6 million or 22%, from HMCA, for the first nine months of fiscal 2005). In addition, we experienced a decrease in unrelated party sales relative to related party sales in our medical equipment product sales ($7.1 million or 71% to unrelated parties and $2.9 million or 29% to related parties for the first nine months of fiscal 2006 as compared to $51.8 million, or 92% to unrelated parties and $4.6 million or 8% to related parties for the first nine months of fiscal 2005).

     We are committed to reversing the trends we have experienced in the first nine months in fiscal 2006. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, and unexpected expenditures or the timing of such expenditures, make it impossible to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Company's operating results.

     The Company's Stand-Up(TM), and Fonar-360(TM) MRI scanners, together with the Company's works-in-progress, are intended to significantly improve the Company's competitive position.

     The Company's Stand-Up(TM) scanner, which operates at 6000 gauss (.6 Tesla) field strength, allows patients to be scanned while standing or reclining. As a result, for the first time, MRI is able to be used to show abnormalities and injuries under full weight-bearing conditions, particularly the spine and joints. A floor-recessed elevator brings the patient to the height appropriate for the targeted image region. A custom- built adjustable bed will allow patients to sit or lie on their backs, sides or stomachs at any angle. Full-range-of-motion studies of the joints in virtually any direction will be possible, an especially promising feature for sports injuries.

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

     In the future, we expect the Fonar 360(TM) to function as an interventional MRI. The enlarged room sized magnet and 360 access to the patient afforded by the Fonar 360(TM) would permit surgeons to walk into the magnet and perform interventions on the patient inside the magnet. Most importantly the exceptional quality of the MRI image and its capacity to exhibit tissue detail on the image, can then be obtained real time during the procedure to guide the interventionalist. Thus surgical instruments, needles, catheters, endoscopes and the like could be introduced directly into the human body and guided to the malignant lesion by means of the MRI image. The number of inoperable lesions should be greatly reduced by the availability of this new capability. Most importantly treatment can be carried directly to the target tissue. The interventional features of the Fonar 360(TM) are expected to be implemented by Oxford Nuffield Orthopedic Center in Oxford U.K. in the near future. A full range of MRI compatible surgical instruments using ceramic cutting tools and beryllium-copper materials are available commercially.

     The Company expects marked demand for its most commanding MRI products, the Stand- Up(TM) and the Fonar 360(TM), first for their exceptional features in patient diagnosis and treatment. These scanners additionally provide improved image quality and higher imaging speed because of their higher field strength of ..6 Tesla. The geometry of the Stand-Up(TM) MRI as compared to a single coil, or multiple coils on only one axis and its transverse magnetic field enables the use of two detector rf coils operating in quadrature which increases the Stand-Up(TM) signal to noise ratio by 40% providing a signal to noise ratio equal to a ..84T recumbent only MRI scanner.

Liquidity and Capital Resources

     Cash, cash equivalents and marketable securities decreased from $14.9 million at June 30, 2005 to $10.0 million at March 31, 2006. Principal uses of cash during the first nine months of fiscal 2006 included capital expenditures for property and equipment of $1.6 million, repayment of long-term debt and capital lease obligations in the amount of $255,000, capitalized software development costs of $557,000 and capitalized patent and copyright costs of $371,000, and a decrease in accounts payable of $3.7 million.

     Marketable securities approximated $6.4 million as at March 31, 2006, as compared to $9.4 million at June 30, 2005. This reduction represents the maturation of marketable securities which have not been reinvested and the proceeds of which are available to fund operations if needed. At March 31, 2006, our investments in U.S. Government obligations were $2.8 million, our investments in corporate and government agency bonds were $2.8 million and our investments in certificates of deposit and deposit notes were $675,000. The investments made have had the intended effect of maintaining a stable investment portfolio.

     Cash used in operating activities for the first nine months of fiscal 2006 approximated $2.7 million. Cash used in operating activities was attributable primarily to the net loss of $21.0 million and the decrease in accounts payable of $3.7 million, which were offset by a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $6.1 million, a decrease in inventories of $2.2 million and the issuance of stock in lieu of cash for termination of two employment contracts of $1.6 million and the issuance of stock for compensation, costs and expenses in lieu of cash in the amount of $4.3 million.

     Cash provided by investing activities for the first nine months of fiscal 2006 approximated $487,000. The principal source of cash from investing activities during the first nine months of fiscal 2006 consisted of the sale of marketable securities of $3.2 million, offset by expenditures for property and equipment of approximately $1.6 million and capitalized software and patent costs of approximately $928,000.

     Cash provided by financing activities for the first nine months of fiscal 2006 approximated $326,000. The sources of cash from financing activities were net proceeds from exercises of stock options and warrants of $662,000. The principal uses of cash in financing activities during the first nine months of fiscal 2006 consisted of repayment of principal on long-term debt and capital lease obligations of approximately $255,000 and distributions to holders of minority interests of $604,000.

     The Company's obligations and the periods in which they are scheduled to become due are set forth in the following table:

                                 Due in
                                  Less         Due          Due          Due
                                  than 1      in 1-3       in 4-5       after 5
Obligation          Total         year         years        years        years
--------------   -----------   ----------   ----------   ----------   ----------

Long-term debt   $    478      $     --      $     --    $    --       $   478

Capital lease
Obligation            894            229           397        258           10
Operating
  Leases            8,825          2,247         4,190      1,332        1,056
                 -----------   ----------   ----------   ----------   ----------
Total cash
Obligations      $ 10,197      $   2,476     $   4,587   $  1,590      $ 1,544
                 ===========   ==========   ==========   ==========   ==========

     Total liabilities decreased by 2.2% to $23.2 million at March 31, 2006 from $23.7 million at June 30, 2005.

     We experienced an increase in long-term debt from $966,000 at June 30, 2005 to $1.1 million at March 31, 2006, an increase in unearned revenue on service contracts from $3.8 million to $5.4 million at June 30, 2005 to March 31, 2006, an increase in billings in excess of costs and estimated earnings on uncompleted contracts from $454,000 at June 30, 2005 to $1.2 million at March 31, 2006, a decrease in accounts payable from $8.5 million at June 30, 2005 to $4.8 million at March 31, 2006, an increase in customer advances from $1.7 million at June 30, 2005 to $3.5 at March 31, 2006 and a decrease in other current liabilities from $7.5 million at June 30, 2005 to $6.5 million at March 31, 2006. Long-term debt increased primarily as a result of a loan to purchase real estate for an MRI facility managed by HMCA.

     As of March 31, 2006, the total of $6.5 million in other current liabilities included primarily accrued salaries and payroll taxes of $1.4 million, accrued royalties of $825,000 and excise and sales taxes of $2.3 million.

     Our working capital approximated $21.7 million as of March 31, 2006, as compared to working capital of $36.2 million as of June 30, 2005, decreasing by 40.2%. This resulted principally from a decrease in accounts receivable of $2.0 million ($21.2 million at June 30, 2005 as compared to $19.2 million at March 31, 2006), an increase of customer advances of $1.8 million ($1.7 million at June 30, 2005 as compared to $3.5 million at March 31, 2006) along with a decrease in inventories of $2.2 million ($9.8 million at June 30, 2005 as compared to $7.7 million at March 31, 2006).

      With respect to current liabilities, the current portion of long-term debt decreased from $425,000 at June 30, 2005 to $229,000 at March 31, 2006, and billings in excess of costs and estimated earnings on uncompleted contracts increased from $454,000 at June 30, 2005 to $1.2 million at March 31, 2006. Customer advances increased from $1.7 million at June 30, 2005 to $3.5 million at March 31, 2006 and accounts payable decreased from $8.5 million at June 30, 2005 to $4.8 million at March 31, 2006.

     In order to conserve our capital resources, we have issued common stock under our stock bonus and stock option plans to compensate employees and non-employees for services rendered. In the first nine months of fiscal 2006, the compensatory element of stock issuances was $1.3 million as compared to $2.5 million for the first nine months of fiscal 2005. Utilization of equity in lieu of cash compensation has improved our liquidity since it increases cash available for other expenditures. In addition, we used stock to pay $ 1.6 million for the termination of two employment agreements terminated in connection with the sale of HMCA's physical therapy and rehabilitation facility management business.

     Fonar's capital resources are expected to improve as Fonar's MRI scanner products gain wider market recognition and acceptance and produce increased product sales. The Company is focusing on increased advertising and marketing to increase demand for its products.

     Inventories decreased by $2.2 million ($9.8 million at June 30, 2005 as compared to $7.7 million at March 31, 2006) resulting from a decrease in the purchasing of raw materials and components and in filling our backlog of orders.

     Fonar has not committed to making additional capital expenditures in the 2006 fiscal year other than its intention to continue research and development expenditures at current levels. HMCA also expects to incur capital expenditures of approximately $300,000 to lease premises and to construct and furnish one new Stand-Up(TM) MRI facilities, which would bring the total number of Stand-Up(TM) MRI facilities managed by HMCA to ten.

     Our business plan calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices.

     Our principal source of liquidity has been cash flows provided by operations. We currently expect this to continue. At March 31, 2006, we had working capital of $21.7 million. For the nine months ended March 31, 2006, we incurred a net loss of $21 million which included non-cash charges of $10.4 million.

     In order to conserve our capital resources we have and will continue to issue, from time to time, common stock and stock options to compensate employees and non-employees for services rendered. The Company is focusing on increased advertising and marketing campaigns and distribution programs to increase the demand for Fonar's products. Management anticipates that Fonar's capital resources will improve as Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales.

     Given our March 31, 2006 cash and marketable securities balance of $9.9 million and our forecasted cash requirements, we anticipate that our existing capital resources, funds generated from operations and funds expected to be received from note repayments, will be sufficient to satisfy our cash flow requirements through at least March 31, 2007. Should sales be less than forecast and expenses higher than anticipated, the Company may need to seek alternative sources of funds through the issuance of equity or debt financing or other alternatives including streamlining operations.

     The Company received written notification from The Nasdaq Stock Market on December 22, 2005 that the bid price of its common stock for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Marketplace Rule 4310(c)(4) (the "Rule"). Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(D), the Company has been provided an initial period of 180 calendar days, or until June 20, 2006, to regain compliance. The notice states the Nasdaq staff (the "Staff") will provided written notification that the Company has achieved compliance with the Rule if at any time before June 20, 2006 the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days.

     If the Company cannot demonstrate compliance with the Rule by June 20, 2006, the Staff will determine whether the Company meets the Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If the Company meets the initial listing criteria, the Staff will notify the Company that it has been granted an additional 180 calendar days compliance period. FONAR currently complies with the requirements for initial listing on The Nasdaq Capital Market, except for the $1.00 minimum closing bid price. If the Company is not eligible for an additional compliance period, the Staff will provide written notice that the Company's securities will be delisted. At that time, the Company may appeal the Staff's determination to delist its securities to a Listing Qualifications Panel.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our investments are in fixed rate instruments. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by us at March 31, 2006.

INTEREST RATE SENSITIVITY
PRINCIPAL AMOUNT BY EXPECTED MATURITY
WEIGHTED AVERAGE INTEREST RATE

                             Investments
                 Year of     in Fixed RateWeighted Average
                 Maturity    Instruments Interest Rate
                 3/31/07      $ 1,100,000   3.60%
                 3/31/08        1,650,000   3.78%
                 3/31/09        1,500,000   3.65%
                 3/31/10        2,144,499   3.35%
                 3/31/11          200,000   4.44%
                             ------------------

                 Total:      $ 6,594,499
                             =========
                       Fair Value
                           at 3/31/06$ 6,319,712
                             =========

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

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Submission of Matters to a Vote of Security Holders: None

Item 5 - Other Information: None

Item  6  -  Exhibits  and  Reports on Form 8-K:

      Exhibit 31.1 Certification See Exhibits
      Exhibit 32.1 Certification See Exhibits
      8-K (earnings press release) filed on September 29, 2005
      8-K (earning press release) filed on November 8, 2005
      8-K  (notice  of  failure  to  maintain bid price of common stock at $1.00 for 30 days) on December 23, 2005
      8-K (earnings press release) filed on February 10, 2006

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

Dated: May 11, 2006