Form 10-K
period 2006-06-30
FONAR CORP
filed 2006-09-20
CIK 355019

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                             _____________________

                                    FORM 10-K
                              _____________________

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 [Fee Required]
                     For the fiscal year ended June 30, 2006

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

          Securities registered pursuant to Section 12(g) of the Act:
                                     None
   ________________________________________________________________


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ____  No __X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ____  No __X__

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____  Accelerated filer __X__
Non-accelerated filer ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ____ No __X__

As of August 30, 2006, 119,359,660 shares of Common Stock, 3,953 shares of Class B Common Stock, 9,562,824 shares of Class C Common Stock and 7,836,287 shares of Class A Non-voting Preferred Stock of the registrant were outstanding. The aggregate market value of the 116,667,745 million shares of Common Stock held by non-affiliates as of such date based on the closing price per share on August 30, 2006 as reported on the NASDAQ System, was approximately $43.8 million. The other outstanding classes do not have a readily determinable market value.

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

Fonar's iron frame technology made FONAR the originator of "open" MRI scanners. We introduced the first "open" MRI in 1980. Since that time we have concentrated on further application of our "open" MRI, introducing most recently the
Upright(TM) Multi-positional(TM) MRI scanner (also referred to as the "Upright(TM)" or "Stand-Up(TM)" MRI scanner) and the Fonar 360(TM) MRI scanner.

The   product   we  are   now   most   vigorously   promoting   is  our   Stand-
Up(TM)/Upright(TM) MRI. The Stand-Up(TM)/Upright(TM) MRI is unique in the industry in that it allows patients to be scanned in a fully weight-bearing condition, such as standing, sitting or bending in any position that causes symptoms. This means that an abnormality or injury, such as a slipped disk can be visualized where it may not be visualized with the patient lying down. We are introducing the name "Upright(TM)" as an alternative to "Stand-UP(TM)" because of the multiplicity of positions in which the patient may be scanned where the patient is not standing.

Health Management Corporation of America, formerly U.S. Health Management Corporation, which we sometimes refer to as "HMCA", was formed by Fonar in March 1997 as a wholly-owned subsidiary in order to enable us to expand into the business of providing comprehensive management services to medical providers. HMCA provides management services, administrative services, office space, equipment, repair, maintenance service and clerical and other non- medical personnel to medical providers. Since July 28, 2005, following the sale of HMCA's physical therapy and rehabilitation business, HMCA has elected to provide its services solely to diagnostic imaging centers.

See Note 21 to the Consolidated Financial Statements for separate financial information respecting our medical equipment and physician and diagnostic management services segments.

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

RECENT DEVELOPMENTS AND OVERVIEW.

Our products and works-in-progress are intended to significantly improve our competitive position. Our current products are the Upright(TM) MRI and the Fonar 360(TM).

The Upright(TM) MRI permits, for the first time, MRI diagnoses to be made in the weight-bearing state. The Upright(TM) MRI is the only MRI scanner which allows patients to be scanned while standing, sitting or reclining, either horizontally or at an angle. This means that an abnormality or injury, such as a slipped disk, will be able to be scanned under full weight- bearing conditions and, more often than not, in the position in which the patient experiences pain. A patient handling system built into the floor brings the patients to the desired height in the scanner. An adjustable bed allows the patients to stand, sit or lie on their backs, sides or stomachs at any angle. The Upright(TM) MRI may also be useful for MRI guided interventional procedures.

More recently a new application of the FONAR Upright(TM) technology is in the evaluation and diagnosis of patients with the Arnold-Chiari syndrome believed to affect from 200,000 to 500,000 Americans. In this syndrome brain stem compression and entrapment of the brain at the base of the skull in the foramen magnum, which is the circular bony opening at the base of the skull where the spinal cord exits the skull. Classic symptoms of the Chiari syndrome include the "drop attack", where the erect patient unexpectedly experiences an explosive rush or nervous discharge at the base of the brain which rushes down the body to the extremities, causing the patient to collapse in a transient neuromuscular paralysis which then subsides when the patient is in a horizontal position.

The FONAR Upright(TM) MRI has recently demonstrated its key value on two patients with Chiari syndrome establishing that the conventional lie-down MRI scanners cannot make an adequate evaluation of their pathology since the patient's pathology is most visible and symptoms are most acute when the patient is upright. It is critical to have an image of the patient in an upright position so that the neurosurgeons can fully evaluate the extent of the brain stem compression which is occurring so they can choose the most appropriate surgical approach for the operative repair.

Another milestone in the sale and utilization of FONAR's Upright(TM) technology is the sale in September, 2006 of an Upright(TM) MRI scanner to the largest orthopedic hospital in the Netherlands, the St. Maartenskliniek. St. Maartenskliniek has over 300 in-patient beds and an extensive outpatient clinic program that diagnosis and treats 25,000 patients with orthopedic problems annually. In placing their order, St. Maartenskliniek announced from the point of view of their internationally recognized "Spine Center" that "once FONAR made available upright weight-bearing MRI imaging technology, owning one for the St. Maartenskliniek "Spine Center" was not optional but mandatory. For our hospital to continue to engage in spine surgery without it, once this new technology became available, was unacceptable. Once the means were available to make certain we were getting the complete picture of the patient's spine pathology before undertaking surgery, so that we could be certain we were not performing surgery based on a wrong diagnosis and running the risk of doing the wrong surgery, we did not regard the utilization of this new technology, from our patient's perspective as optional. It was mandatory."

We are vigorously promoting sales of the Upright(TM) MRI which we regard as our most promising product. The market for the Upright(TM) shows strong progress. During the fiscal year ended June 30, 2006, we received orders for 18 Upright(TM) MRI scanners as compared to 30 for the fiscal year ended June 30, 2005. Revenues recognized from the sale of Upright(TM) MRI scanners, however, decreased in fiscal 2006 by 85.4% over fiscal 2005 from approximately $71.7 million in fiscal 2005 to approximately $10.5 million in fiscal 2006, following a 68% increase from fiscal 2004 to fiscal 2005, when revenues from the sale of Upright(TM) MRI scanners increased from $42.7 million to $71.7 million in fiscal 2005. The following chart shows the revenues attributable to our different model scanners for the fiscal years ended June 30, 2005 and June 30, 2006. Note that we recognize revenue on a percentage of completion basis. Accordingly, revenue is recognized as each sub-assembly of a scanner is manufactured. Consequently the revenues for a fiscal period do not necessarily relate to orders placed in that period.

     Model                       Revenues Recognized
                             Fiscal 2005      Fiscal 2006
                             -----------      -----------
     Upright(TM)             $71,666,053      $10,452,069
     Fonar 360(TM)           $   764,031      $   383,589
     Other                   $         0      $         0

The Fonar 360(TM) includes the Open Sky(TM) MRI. We received our first order for a Fonar 360(TM) scanner in the first quarter of fiscal 2005. The magnet frame is incorporated into the floor, ceiling and sidewalls of the scan room and is open. Consequently, physicians and family members can walk inside the magnet to approach the patient. The Open Sky(TM) version of the Fonar 360(TM) is decoratively designed so that it is incorporated into the panoramic landscape that decorates the walls of the scan room. The ability of the Fonar 360(TM) to give physicians direct 360 degree access to patients and the availability of MRI compatible interventional instruments such as needles, catheters, probes, scalpels and forceps, will also enable the Fonar 360(TM) to be used for image guided interventions.

Our earlier primary product, the QUAD(TM) MR scanner, utilized a electromagnet and was accessible from four sides. The QUAD(TM) was the first "open" MRI scanner at high field.

FONAR's showcase installation of the first FONAR 360(TM) MRI scanner sold is progressing very successfully at the Oxford Nuffield Orthopedic Center in Oxford, United Kingdom. Oxford-Nuffield had two objectives in the choice of the FONAR 360(TM) MRI. The first was to have an open mid-field MRI imaging scanner to meet their medical imaging needs. The second was to have an open scanner that would enable direct image guided surgical intervention. The Oxford-Nuffield scanner is now installed and carrying a full diagnostic imaging load daily.

Additionally, development of the works-in-progress FONAR 360(TM) MRI image guided interventional technology is actively progressing. FONAR software engineers have completed and installed their 2nd generation tracking software at Oxford-Nuffield which is designed to enable the surgeons to insert needles into the patient and accurately advance them under direct visual image guidance to the target tissue, such as a tumor, so that therapeutic agents can be injected. The software is now installed and being tested by Oxford-Nuffield's surgical teams. Proceeding to the next step of injecting test substances and therapeutic agents into target tissues is expected to commence in the near future.

Health Management Corporation of America, formerly U.S. Health Management Corporation, a wholly-owned subsidiary of FONAR, currently is managing 12 diagnostic imaging centers located principally in New York and Florida. During the beginning of fiscal 2006 HMCA also managed six physical therapy and rehabilitation practices located in New York. HMCA sold the portion of its business engaged in the management of physical therapy and rehabilitation practices in July of 2005.

PRODUCTS

Fonar's principal products are the Upright(TM) MRI and the Fonar 360(TM).

The Upright(TM) MRI is a whole-body open MRI system that enables positional MRI (pMRI(TM)) applications, such as weight-bearing MRI studies. Operating at a magnetic field strength of 0.6 Tesla, the scanner is a powerful, diagnostically versatile and cost-effective open MRI that provides a broad range of clinical capabilities and a complete set of imaging protocols.

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

Recently, this capability of the FONAR Upright(TM) technology has demonstrated its key value on patients with the Arnold-Chiari syndrome, which is believed to affect 200,000 to 500,000 Americans. In this syndrome, brain stem compression and subsequent severe neurological symptoms occur in these patients, when because of weakness in the support tissues within the skull, the brain stem descends and is compressed at the base of the skull in the foramen magnum, which is the circular bony opening at the base of the skull where the spinal cord exits the skull. Conventional lie-down MRI scanners cannot make an adequate evaluation of the pathology since the patient's pathology is most visible and the symptoms most acute when the patient is scanned in the upright weight-bearing position.

The Upright(TM) MRI is exceptionally open, making it the most non-claustrophobic whole-body MRI scanner. Patients can walk into the magnet, stand or sit for their scans and then walk out. From the patient's point of view, the magnet's front-open and top-open design provides an unprecedented degree of comfort because the scanner allows the patient an unobstructed view of the scanner room from inside the magnet, and there is nothing in front of one's face or over one's head. The only thing in front of the patient's face during the scan is a very large (42") panoramic TV (included with the scanner) mounted on the wall. The bed is tilted back five degrees to stabilize a standing patient. Special coil fixtures, a patient seat, Velcro straps, and transpolar stabilizing bars are available to keep the patient comfortable and motionless throughout the scanning process.

Full-range-of-motion studies of the joints in virtually any direction will be possible, an especially promising feature for sports injuries. Full range of motion cines, or movies, of the lumbar spine will be achieved under full body weight.

The Upright(TM) MRI will also be useful for MRI guided interventional procedures
as  the  physician  would  have  unhindered   access  to  the  patient  with  no
restrictions in the vertical direction.

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

The Fonar 360(TM) is presently marketed as a diagnostic scanner and is sometimes referred to as the Open Sky(TM) MRI. In its Open Sky(TM) capacity, the Fonar 360(TM) serves as an open patient-friendly scanner which allows 360 degree access to the patient on the scanner bed.

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

The first FONAR 360(TM) MRI scanner, installed at the Oxford-Nuffield Orthopedic Center in Oxford, United Kingdom, is now carrying a full diagnostic imaging caseload. In addition, however, development of the works-in-progress FONAR 360(TM) MRI image guided interventional technology is actively progressing. FONAR software engineers have completed and installed their 2nd generation tracking software at Oxford-Nuffield which is designed to enable the surgeons to insert needles into the patient and accurately advance them, under direct visual image guidance, to the target tissue, such as a tumor, so that therapeutic agents can be injected. The software is now being tested by Oxford-Nuffield's surgical teams. Proceeding to the next step of injecting test substances and therapeutic agents into the target tissues is expected to commence in the near future.

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

The presence of the MRI image during treatment will would enable the operator to make assessments during treatment whether the treatment is being effective. In addition to the patient comfort and new applications, such as MRI directed interventions, made possible by our scanners' open design, the Upright(TM) and Fonar 360(TM) scanners are designed to maximize image quality through an optimal combination of signal-to-noise (S/N) and contrast-to-noise (C/N) ratios. The technical improvements realized in these scanners' design over their predecessors also include increased image-processing speed and diagnostic flexibility.

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

The Upright(TM) MRI and Fonar 360(TM) scanners share much of the same fundamental technology and offer the same speed, precision and image quality. Fonar's scanners initiated the new market segment of high-field open MRI in which the Fonar Upright(TM) MRI is one of the market leaders. High-field open MRIs operate at significantly higher magnetic field strengths and, therefore, produce more of the MRI image-producing signal needed to make high-quality MRI images (measured by signal-to-noise ratios, S/N).

Like Fonar's previous principal product, the QUAD(TM) scanner, the Upright(TM) MRI and Fonar 360(TM) scanners utilize a 6000 gauss (0.6 Tesla field strength) iron core electromagnet. The QUAD(TM) was the first open MRI scanner at high field. The greater field strength of the 6000 gauss magnet, as compared to lower field open MRI scanners that operate at 3,000 gauss (0.3 Tesla) when enhanced by the electronics already utilized by Fonar's scanners, produces images of higher quality and clarity. Fonar's 0.6 Tesla open scanner magnets are among the highest field "open MRI" magnets in the industry.

The Upright(TM) MRI and Fonar 360(TM) scanners are designed to maximize image quality through an optimal combination of signal-to-noise (S/N) and contrast-to-noise (C/N) ratios. The technical improvements realized in the scanners' design over their lower field predecessors also include increased image-processing speed and diagnostic flexibility.

Several technological advances have been engineered into the Upright(TM) MRI and Fonar 360(TM) scanners for extra improvements in S/N, including: new high- S/N Organ Specific(TM) receiver coils; new advanced front-end electronics featuring high-speed, wide-dynamic-range analog-to-digital conversion and a miniaturized ultra-low-noise pre-amplifier; high-speed automatic tuning, bandwidth-optimized pulse sequences, multi-bandwidth sequences, and off-center FOV imaging capability.

In addition to the signal-to-noise ratio, however, the factor that must be considered when it comes to image quality is contrast, the quality that enables reading physicians to clearly distinguish adjacent, and sometimes minute, anatomical structures from their surroundings. This quality is measured by contrast-to-noise ratios (C/N). Unlike S/N, which increases with increasing field strength, relaxometry studies have shown that C/N peaks in the mid-field range and actually falls off precipitously at higher field strengths. The Upright(TM) MRI and Fonar 360(TM) scanners operate squarely in the optimum C/N range.

The Upright(TM) MRI and Fonar 360(TM) provide various features allowing for versatile diagnostic capability. For example, SMART(TM) scanning allows for same-scan customization of up to 63 slices, each slice with its own thickness, resolution, angle and position. This is an important feature for scanning parts of the body that include small-structure sub-regions requiring finer slice parameters. There is also Multi-Angle Oblique(TM) (MAO) imaging, and oblique imaging.

The console for these scanners includes a mouse-driven, multi-window interface for easy operation and a 19-inch, 1280 x 1024-pixel, 20-up, high-resolution image monitor with features such as electronic magnifying glass and real-time, continuous zoom and pan.

Prior to the introduction of the Upright(TM) MRI, Fonar 360(TM) and QUAD(TM) scanners, the Ultimate(TM) 7000 scanner, introduced in 1990, was the Company's principal product. The Ultimate(TM) scanner replaced the Company's traditional principal products, the Beta(TM) 3000 scanner (which utilized a permanent magnet) and the Beta(TM) 3000M scanner (which utilized an iron core electromagnet). All of the Company's current and earlier model scanners create cross-sectional images of the human body.

During fiscal 2006, sales of our Upright(TM) MRI scanners accounted for approximately 31.6% of our total revenues and 53.0% of our medical equipment revenues, as compared to 68.3% of total revenues and 88.2% of medical equipment revenues in fiscal 2005 and 59.6% of total revenues and 87.7% of medical equipment revenues in fiscal 2004. These sales show the market penetration being achieved by the Upright(TM) MRI scanner.

During fiscal 2006, sales of our Fonar 360(TM) scanner accounted for 1.2% of total revenues and 1.9% of medical equipment revenues. During fiscal 2005 sales of our Fonar 360(TM) scanner accounted for 0.7% of total revenues and 0.9% of medical equipment revenues. Our principal selling, marketing and advertising efforts have in the past two years focused on the Upright(TM) MRI, which we believe is a particularly unique product, being the only MRI scanner which is both open and allows for weight bearing imaging. Since we perceive that the Upright(TM) MRI is successfully penetrating the market and enabled us to achieve profitability in fiscal 2005, we expect to continue our focus on the Upright(TM) MRI in the immediate future, notwithstanding the losses incurred in fiscal 2006. We are optimistic that Fonar 360(TM) and our other products and works in progress will also contribute materially to increased product sales.

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

MRI takes advantage of the nuclear resonance signal elicited from the body's tissues and the exceptional sensitivity of this signal for detecting disease. Much of the serious disease of the body occurs in the soft tissue of vital organs. The principal diagnostic modality currently in use for detecting disease, as in the case of x-ray mammography, are diagnostic x- rays. X-rays discriminate soft tissues, such as healthy breast tissue and cancerous tissue poorly, because the x-ray particle traverses the various soft tissues almost equally thereby causing target films to be nearly equally exposed by x-rays passing through adjacent soft tissues and creating healthy and cancerous shadows on the film that differ little in brightness. The image contrast between cancerous and healthy breast tissue is poor, making the detection of breast cancers by the x-ray mammogram less than optimal and forcing the mammogram to rely on the presence or absence of microscopic stones called "microcalcifications" instead of being able to "see" the breast cancer itself. If microcalcifications are not present to provide the missing contrast, then the breast cancer goes undetected. They frequently are not present. The maximum contrast available by x-ray with which to discriminate disease is 4%. Brain cancers differ from surrounding healthy brain by only 1.6% while the contrast in the brain by MRI is 25 times greater at 40%. X-ray contrasts among the body's soft tissues are maximally 4%. Their contrast by MRI is 32.5 times greater (130%).

On the other hand the soft tissue contrasts with which to distinguish cancers on images by MRI are up to 180%. In the case of cancer these contrasts can be even more marked making cancers readily visible and detectable anywhere in the body. This is because the nuclear resonance signals from the body's tissues differ so dramatically. Liver cancer and healthy liver signals differ by 180% for example. Thus there is some urgency to bring to market an MRI based breast scanner that can overcome the x-ray limitation and assure that mammograms do not miss serious lesions. The added benefit of MRI mammography relative to x- ray mammography is the elimination of the need for the patient to disrobe and the painful compression of the breast typical of the x-ray mammogram. The patient is scanned in her street clothes in MRI mammography. Moreover MRI mammogram scans the entire chest wall including the axilla for the presence of nodes which the x-ray mammogram cannot reach.

We view our Upright(TM) MRI as having the potential for being an ideal breast examination machine as it permits the patient to be seated for the examination, which would allow easy access for an MRI guided breast biopsy when needed. The Fonar 360(TM) MRI scanner would also be ideal for breast examinations.

PRODUCT MARKETING

The principal markets for the Company's scanners are private scanning centers and hospitals.

Fonar's internal sales force is approximately 19 persons. Our internal sales force handles the domestic market while we continue to use independent manufacturer's representatives and distributors for foreign markets. In addition to its internal domestic sales force, Fonar and General Electric Medical Systems, a division of General Electric Company, have entered into an arrangement pursuant to which General Electric Medical Systems acts as independent manufacturer's representative for Fonar's Upright(TM) MRI scanner in the domestic market as well. Neither General Electric nor any of FONAR's other competitors, however, are entitled to make the Upright(TM) MRI scanner.

In addition, Fonar's website includes an interactive product information desk for reaching customers. We plan to commence a program for providing demonstrations of our products to potential customers on an international basis. FONAR has exhibited its new products at the annual meeting of the Radiological Society of North America ("RSNA") in Chicago since November 1995 and plans to attend the RSNA meeting in November 2006 and future years. The RSNA meeting is attended by radiologists from all over the world. Most manufacturers of MRI scanners regularly exhibit at this meeting.

FONAR has targeted orthopedic surgeons and neurosurgeons, particularly spine surgeons, as important markets for the Upright(TM) MRI. Accordingly, FONAR has regularly exhibited at the annual meetings of The American Academy of Orthopaedic Surgeons (AAOS) since 2003; the North American Spine Society (NASS) since 2004; the American Association of Neurological Surgeons (AANS) since 2004; and the Congress of Neurological Surgeons (CNS) since 2004.

FONAR's success in targeting this group was most evident in the sale, in September 2006, of an Upright(TM) MRI scanner to the largest orthopedic hospital in the Netherlands, the St. Maartenskliniek in Nijmegen. In addition to being a key sale to a prestigious hospital, the medical conclusions reached and stated by the buyer and the buyer's intention to conduct research and publish articles concerning the Upright(TM) technology, are a vital component to FONAR's objective to prove to the medical community at large, insurers, governmental agencies and others the benefits, if not necessity of Upright(TM) scanning. A Director of St. Maartenskliniek and the Chairman of Spine Surgery stated that "We at St. Maartenskliniek, the biggest orthopedic hospital in the Netherlands, are very much looking forward to this new technology from FONAR which will enable us to evaluate the spine anatomy in the fully weight bearing state and in multiple positions. We expect these new multi-position capabilities to lead to more accurate diagnosis and better surgery outcomes for patients. Once our active research program has discovered the benefits of this new FONAR technology for patients, we intend to publish the results in a lot of peer reviewed scientific journals." The Chairman stated further "that once FONAR made available upright weight-bearing MRI imaging technology, owning one for the St. Maartenskliniek "Spine Center" was not optional but mandatory. For our hospital to continue to engage in spine surgery without it, once this new technology became available, was unacceptable".

We are directing our MRI marketing efforts to meet the demand for high field open MRI scanners. Fonar plans to devote its principal efforts to marketing the Upright(TM) MRI, which is the only scanner in the industry that has the unique capability of scanning patients under weight-bearing conditions and in various positions of pain or other symptoms. In addition we will continue to market our Fonar 360(TM) MRI scanners. Utilizing a 6000 gauss (0.6 Tesla field strength) iron core electromagnet, the Upright(TM) MRI and Fonar 360(TM) scanner magnets are among the highest field "open MRI" scanners in the industry.

We also will seek to introduce new MRI applications for our scanners such as MRI-directed interventions.

Our areas of operations are principally in the United States. During the fiscal year ended June 30, 2006, 10.0% of the Company's revenues were generated by foreign sales, as compared to 7.1% and 1.2% for fiscal 2005 and 2004, respectively.

We are seeking to promote foreign sales and have sold scanners in various foreign countries. Foreign sales, however, have not yet proved to be a significant source of revenue.

SERVICE AND UPGRADES FOR MRI SCANNERS

Our customer base of installed scanners has been and will continue to be an additional source of income, independent of direct sales.

Income is generated from the installed base in two principal areas namely, service and upgrades. Service and maintenance revenues from our external installed base were approximately $3.2 million in fiscal 2004, $5.8 million in fiscal 2005 and $8.6 million in fiscal 2006. We expect service revenues to continue to increase as warranties expire on previously sold scanners, and the customers then enter into service contracts.

We also anticipate that our new scanners will result in upgrades income in future fiscal years. The potential for upgrades income, particularly in the form of new patient supporting upright imaging fixtures and receiver coils, originates in the versatility and productivity of the new Upright Imaging(TM) technology. New medical uses for MRI technology are constantly being discovered and are anticipated for the Upright Imaging(TM) technology as well. New features can often be added to the scanner by the implementation of little more than versatile new software packages. For example, software can be added to existing MRI angiography applications to synchronize angiograms with the cardiac cycle. By doing so the dynamics of blood vessel filling and emptying can be visualized with movies. Such enhancements are attractive to end users because they extend the useful life of the equipment and enable the user to avoid obsolescence and the expense of having to purchase new equipment. At the present time, however, upgrade revenue is not significant. We had no upgrade revenue in fiscal 2004, and upgrade revenues of approximately $40,000 in fiscal 2005. We had upgrade revenues of approximately $82,000 in fiscal 2006.

Service and upgrade revenues are expected to increase as sales of scanners and the size of the customer base increases.

RESEARCH AND DEVELOPMENT

During the fiscal year ended June 30, 2006, we incurred expenditures of $7,581,898, $714,253 of which was capitalized, on research and development, as compared to $6,752,755, $745,994 of which was capitalized and $6,079,797, $588,735 of which was capitalized, during the fiscal years ended June 30, 2005 and June 30, 2004, respectively.

Research and development activities have focused principally, on the development and enhancement of the Upright(TM) and Fonar 360(TM) MRI scanners. The Upright(TM) MRI and Fonar 360(TM) involve significant software and hardware development as the new products represent entirely new hardware designs and architecture requiring a new operating software. Our research activity includes developing a multitude of new features for upright scanning made possible by the high speed processing power of its scanners. In addition, the Company's research and development efforts include the development of new software, such as its Sympulse(TM) software and hardware upgrade and the designing and continuing introduction of new receiver surface coils for the Upright(TM) MRI.

BACKLOG

Our backlog of unfilled orders at July 1, 2006 was approximately $24.2 million, as compared to $13.1 million at July 1, 2005. Of these amounts, approximately $5.5 million and $1.7 million had been paid to FONAR as customer advances as at July 1, 2006 and July 1, 2005, respectively. Of the backlog amounts at July 1, 2006 and July 1, 2005, $137,000 and $103,000, respectively, represented orders from related parties. It is expected that the existing backlog of orders will be filled within the current fiscal year. Our contracts generally provide that if a customer cancels an order, the customer's initial down payment for the MRI scanner is nonrefundable.

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

We have significantly enhanced our patent position within the industry and now possesses a substantial patent portfolio which provides us, under the aegis of United States patent law, "the exclusive right to make, use and sell" many of the scanner features which FONAR pioneered and which are now incorporated in most MRI scanners sold by the industry. The Company has 118 patents issued and approximately 70 patents pending. A number of Fonar's existing patents specifically relate to protecting Fonar's position in the high-field iron frame open MRI market. The patents further enhance Dr. Damadian's pioneer patent, the 1974 Patent, that initiated the MRI industry and provided the original invention of MRI scanning. The 118 issued patents extend to various times up to 2024.

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

FONAR faces competition within the MRI industry from such firms as General Electric Company, Philips N.V., Toshiba Corporation, Hitachi Corporation and Siemens A.G. Most competitors have marketing and financial resources more substantial than those available to us. They have in the past, and may in the future, heavily discount the sales price of their scanners. Such competitors sell both high field air core and iron frame products. Based on the Frost and Sullivan data contained in their publication, FONAR had a 10% market share in the low-field segment of the 2005 market in the United States. It should be noted that although Frost and Sullivan define .6 Tela (the field strength of FONAR's magnets) as "low-field", the market place generally and FONAR define it as "mid-field" and in the category of open MRI scanners, FONAR's .6 Tesla magnets are among the highest field strength open magnets. FONAR introduced the first "Open MRI" in 1980. "Open MRI" was made possible by Fonar's introduction of an MRI magnet built on an iron frame. Thus the magnetic flux generating apparatus of the magnet, magnet coils or permanent magnet bricks, was built into a frame of steel. The steel frame provided a return path for the magnetic lines of force and thereby kept the magnetic lines of force contained within the magnet. This enabled FONAR, from 1980 on, to show that the FONAR magnet was the only magnet that allowed the patients to stretch out their arms, the only "open" MRI.

The iron frame, because it could control the magnetic lines of force and place them where wanted and remove them from where not wanted, such as in the Fonar 360(TM) where physicians and staff are standing, provide a much more versatile magnet design than is possible with air core magnets. Air core magnets contain no iron but consist entirely of turns of current carrying wire.

For an 11 year period from 1983-1994, Fonar's large competitors, with one exception, generally rejected Fonar's "open" design but by now all have added the iron frame "open" magnet to their MRI product lines. One reason for this market shift, in addition to patient claustrophobia, is the awareness that the open magnet designs permit access to the patient to perform MRI guided procedures, a field which is now growing rapidly and is called "interventional MRI."

The Fonar 360(TM) scanner explicitly addresses this growing market reception of MRI guided interventions, and the first of these scanners was sold to a hospital in England. Fonar's Upright(TM) magnet also addresses the growing market reception of MRI guided interventions. Although not enabling a full interventional theater as the Fonar 360(TM) does, the iron frame Upright(TM) MRI design permits ready access to the patient and enables a wide range of interventional procedures such as biopsies and needle or catheter delivered therapies to be performed under MRI image guidance. The "tunnel" air core superconductive scanners do not permit access to the patient while the patient is inside the scanner.

FONAR expects to be a leader in domestic open MRI market for several reasons. In MRI, scanning speed and image quality is controlled by the strength of the magnetic field. Fonar's Upright(TM) and Fonar 360(TM) scanners operate at 0.6 Tesla, which make them among the highest field strength open MRI scanners. Furthermore, the Upright(TM) MRI is the only MRI which allows patients to be scanned under weight-bearing conditions. High field MRI manufacturers convinced the marketplace for FONAR, and the marketplace accepts, that higher field strength translates directly into superior image quality and faster scanning speeds. No companies possess the Upright(TM) MRI or Fonar 360(TM) scanners, and FONAR possesses the pioneer patents on "open MRI" technology.

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

X-rays are the most common energy source used in imaging the body and are employed in three imaging modalities:

     1. Conventional X-ray systems, the oldest method of imaging, are typically used to image bones and teeth. The image resolution of adjacent structures that have high contrast, such as bone adjacent to soft tissue, is excellent, while the discrimination between soft tissue organs is poor because of the nearly equivalent penetration of x- rays.

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

GOVERNMENT REGULATION

FDA Regulation

The Food and Drug Administration in accordance with Title 21 of the Code of Federal Regulations regulates the manufacturing and marketing of Fonar's MRI scanners. The regulations can be classified as either pre-market or post-market. The pre-market requirements include obtaining marketing clearance, proper device labeling, establishment registration and device listing. Once the products are on the market, FONAR must comply with post-market surveillance controls. These requirements include the Quality Systems Regulation, or "QSR", also known as Current Good Manufacturing Practices or CGMPs, and Medical Device Reporting, also referred to as MDR regulations. The QSR is a quality assurance requirement that covers the design, packaging, labeling and manufacturing of a medical device. The MDR regulation is an adverse event-reporting program.

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

Fonar's products are Class II devices. Class I devices are subject to the least regulatory control. They present minimal potential for harm to the user and are often simpler in design than Class II or Class III devices. Class I devices are subject to "General Controls" as are Class II and Class III devices. General Controls include:

     1. Establishment registration of companies which are required to register under 21 CFR Part 807.20, such as manufacturers, distributors, re-packagers and re- labelers. 2. Medical device listing with FDA of devices to be marketed. 3. Manufacturing devices in accordance with the Current Good Manufacturing Practices Quality System Regulation in 21 CFR Part 820. 4. Labeling devices in accordance with labeling regulations in 21 CFR Part 801 or 809. 5. Submission of a Premarket Notification, pursuant to 510(k), before marketing a device.

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

We received approval to market our Beta(TM) 3000 and Beta(TM) 3000M scanners as Class III devices on September 26, 1984 and November 12, 1985. On July 28, 1988, the Magnetic Resonance Diagnostic Device which includes MR Imaging and MR Spectroscopy was reclassified by the FDA to Class II status. Consequently, Fonar's products are now classified as Class II products. On July 26, 1991, Fonar received FDA clearance to market the Ultimate(TM) Magnetic Resonance Imaging Scanner as a Class II device. Fonar received FDA clearance to market the QUAD(TM) 7000 in April 1995 and the QUAD(TM) 12000 in November 1995. On March 16, 2000, Fonar received FDA clearance to market the Fonar 360(TM) for diagnostic imaging, the Open Sky(TM) version, and on October 3, 2000 received FDA clearance for the Upright(TM) MRI.

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

We received clearance to sell the QUAD(TM) scanners in the EU in May, 1999. Clearances for the Fonar 360(TM) and Upright(TM) MRI scanners were obtained in May, 2002.

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

HMCA currently manages 12 MRI facilities. In April 2003, HMCA sold the portion of its business which managed primary care medical practices, and in July 2005, HMCA sold the portion of its business engaged in the management of physical therapy and rehabilitation practices. This was the result of HMCA's decision to focus on management of MRI facilities, the business in which HMCA is most experienced. For the 2006 fiscal year, the revenues HMCA recognized from the MRI facilities were $12.7 million and the revenues recognized from the physical therapy and rehabilitation practices were $648,000. For the 2005 fiscal year, the revenues HMCA recognized from the MRI facilities were $14.0 million and the revenues recognized from the physical therapy and rehabilitation practices were $9.7 million.

HMCA GROWTH STRATEGY

HMCA's growth strategy focuses on upgrading and expanding the existing facilities it manages and expanding the number of facilities it manages for its clients. Our most important effort in this regard is to promote and facilitate the replacement of existing MRI scanners with new Fonar Upright(TM)/Stand-Up(TM) MRI scanners at the most promising locations. To date, we have Upright(TM) MRI scanners at the MRI facilities we manage in Islandia, New York, Staten Island, New York, Bensonhurst, New York, Melville, New York, East Elmhurst, New York, East Setauket, New York, Boca Raton, Florida, Ormond Beach, Florida, Tallahassee, Florida and Latham, New York.

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

The sale was made to Health Plus Management Services, L.L.C. There is no material relationship between Health Plus and Fonar, HMCA, or any of their respective subsidiaries, directors or officers or associates of any such person. The two principals of Health Plus were employed by HMCA up to the time of the closing of the transaction. In consideration for the termination of their employment agreements, these two individuals each became entitled to receive $800,000. In addition, each became entitled to receive $200,000 for billing and collection services to be provided on behalf of HMCA with respect to a portion of the accounts receivable of certain physical therapy and rehabilitation facilities which arose during the period when we were engaged in the management of those facilities. The $1,000,000 payable was paid in shares of Fonar common stock.

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

HMCA MARKETING

HMCA's marketing strategy is to expand the business and improve the facilities which it manages. HMCA will also seek to increase the number of locations of those facilities where market conditions are promising. HMCA will seek to promote growth of its clients' patient volume and revenue through installing new Upright(TM) MRI scanners at MRI facilities.

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

With respect to the diagnostic imaging facilities managed by HMCA, the outpatient diagnostic imaging industry is highly competitive. Competition focuses primarily on attracting physician referrals at the local market level and increasing referrals through relationships with managed care organizations. HMCA believes that principal competitors for the diagnostic imaging centers are hospitals and independent or management company-owned imaging centers. Competitive factors include quality and timeliness of test results, ability to develop and maintain relationships with managed care organizations and referring physicians, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times. HMCA believes that it will be able to effectively meet the competition in the outpatient diagnostic imaging industry by installing the new Fonar Upright(TM) MRI scanners at its most promising facilities.

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

In fiscal 2006, approximately 18.2% of the revenues of HMCA's clients were attributable to Medicare and 1.1% were attributable to Medicaid. In fiscal 2005, approximately 9.9% of the revenues of HMCA's clients were attributable to Medicare and 0.5% were attributable to Medicaid.

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

HMCA's clients generate revenue from patients covered by no-fault insurance and workers' compensation programs. For the fiscal year ended June 30, 2006 approximately 43.0% of our clients' receipts were from patients covered by no-fault insurance and approximately 4.1% of our client's receipts were from patients covered by worker's compensation programs. For the fiscal year ended June 30, 2005, approximately 59.3% of HMCA's clients' receipts were from patients covered by no-fault insurance and approximately 6.2% of HMCA's clients' receipts were from patients covered by workers compensation programs. In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA could be required to modify its business practices and services in ways that could be more costly to HMCA or in ways that decrease the revenues which HMCA receives from its clients.

HMCA believes that it and its clients are in compliance with applicable Federal, State and local laws. HMCA does not believe that such laws will have any material effect on its business.

EMPLOYEES

As of July 1, 2006, we employed 409 persons on a full-time and part-time basis. Of such employees, 45 were engaged in marketing and sales, 51 in research and development, 77 in production, 49 in customer support services, 187 in administration, including 97 on site at facilities and offices managed by HMCA and 54 performing billing, collection and transcription services for those facilities.


ITEM 2.  PROPERTIES

Fonar leases approximately 135,240 square feet of office and plant space at its principal offices in Melville, New York and at two other locations in Melville and Farmingdale, New York at a current aggregate annual rental rate of $1,138,060, excluding utilities, taxes and other related expenses. The term of one of the leases includes options to renew up through 2008 and the terms of the other leases extend to 2013. Management believes that these premises are adequate for its current needs. HMCA leases approximately 16,850 square feet for its headquarters in Melville, New York at a current annual rental rate of $450,463. The term of the lease extends through September, 2009. In addition, HMCA maintains leased office premises for its clients having an aggregate annual rental rate of approximately $803,000 under leases having various terms.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation pending, or to its knowledge, threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 28, 2006, we held our annual meeting of stockholders. The matters before the meeting were 1. the election of directors, 2. the ratification of the Company's 2005 Supplemental Stock Bonus plan and 3. the ratification of the selection of auditors for fiscal 2006. All nominees for directors were elected and all other proposals were approved, including the selection of Marcum &
Kliegman LLP as the Company's auditors for fiscal 2006. All of the directors elected, Raymond V. Damadian, Claudette J.V. Chan, Robert Janoff, Charles N. O'Data and Robert Djerejian, were sitting directors. The plan ratified by the stockholders was the 2005 Supplemental stock bonus plan. The table below lists the votes cast for, against or withheld, as well as abstentions and broker non-votes.

(1) Election of Directors:

                                      FOR                     WITHHELD
                                 -----------                  ---------
Raymond V. Damadian              322,476,584                  5,682,108
Claudette J.V. Chan              323,356,198                  4,802,493
Robert J. Janoff                 323,405,221                  4,753,470
Charles N. O'Data                323,407,799                  4,735,892
Robert Djerejian                 323,436,150                  4,707,542

(2) Ratification of the Supplemental Stock Bonus Plan

    FOR            AGAINST         ABSTAIN     BROKER NON-VOTES
-----------       ---------        -------     ----------------
254,447,688       6,771,056        781,701        64,667,135

(3) Ratification of Auditors Marcum & Kliegman LLP

    FOR            AGAINST         ABSTAIN     BROKER NON-VOTES
-----------       ---------        -------     ----------------
325,476,534       1,910,132        772,025            0



Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded in the Nasdaq SmallCap market under the National Association of Securities Dealers Automated Quotation System, also referred to as "NASDAQ", symbol FONR. The following table sets forth the high and low trades reported in NASDAQ System for the periods shown.

                    Fiscal Quarter               High       Low
             -----------------------------       ----       ----
             January  -  March        2004       1.59       1.15
             April    -  June         2004       1.52       1.13
             July     -  Septembe     2004       1.32       1.00
             October  -  December     2004       1.88       1.02
             January  -  March        2005       1.78       1.19
             April    -  June         2005       1.42       1.14
             July     -  September    2005       1.29       1.01
             October  -  December     2005       1.12        .67
             January  -  March        2006        .85        .57
             April    -  June         2006        .80        .26
             July     -  August 30    2006        .62        .33

On August 30, 2006, we had approximately 4,616 stockholders of record of our Common Stock, 10 stockholders of record of our Class B Common Stock, 4 stockholders of record of our Class C Common Stock and 3,916 stockholders of record of our Class A Non-voting Preferred Stock.

At the present time, the only class of our securities for which there is a market is the Common Stock.

During fiscal 2006 we received notices from NASDAQ that our common stock would be delisted unless the market price recovered and increased for at least ten consecutive trading days to $1.00 per share. Originally the date by which this was required to occur was June 20, 2006, but since FONAR was then in compliance with NASDAQ's other listing requirements, an extension of six months to December 20, 2006 was granted.

We paid cash dividends in fiscal 1998 and the first three quarters of fiscal 1999 on monies we received from the enforcement of our patents. Except for these dividends, we have not paid any cash dividends. Except for these dividends, however, we expect that we will retain earnings to finance the development and expansion of our business.

Item 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data has been extracted from our consolidated financial statements for the five years ended June 30, 2006. This consolidated selected financial data should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this form.

              As of and For the Periods Ended June 30,
              ----------------------------------------
                  2006        2005        2004        2003          2002
              ------------  -----------  -----------  ------------  ------------
STATEMENT OF
OPERATIONS

Revenues      $33,076,000 $104,899,000  $71,609,000   $52,892,000   $43,161,000

Cost of
revenues      $26,950,000 $ 67,331,000  $44,945,000   $32,894,000   $24,954,000

Research and
Development
Expenses       $6,868,000 $  6,007,000  $ 5,491,000   $ 5,164,000   $ 5,100,000

Net (Loss)
Income from
continuing
operations   $(29,963,000)  $1,014,000  ($9,494,000) ($15,201,000) ($16,956,000)

Net Gain
(Loss) from
discontinued
operations   $    ---        $ ---       $ ---          $ 194,000   ($5,926,000)

Basic and
Diluted
Net Income
(Loss)
per common
share-
continuing
operations   $      (.27)   $     .01   $     (.10)   $     (.20)   $      (.27)


Basic and
Diluted
Net Gain
(Loss) per
common
share-
discontinued
operations   $ ---        $ ---          $  ---       $ ---         $     (.09)

Basic
Weighted
average number
of shares
outstanding   110,403,128  101,591,997   91,027,951    75,816,973    63,511,814

Diluted
Weighted
average number
of shares
outstanding   110,403,128  105,505,705   91,027,951    75,816,973    63,511,814


BALANCE SHEET DATA

Working
capital (1)    14,237,000  $36,224,000  $22,593,000   $13,517,000   $14,107,000

Total
Assets         57,230,000  $76,094,000  $77,201,000   $58,749,000   $73,129,000

Long-term
debt and
obligations
under capital
leases (1)      1,406,000  $ 1,392,000  $ 6,702,000   $ 1,930,000   $ 9,624,000

Stockholder's
equity         30,419,000  $51,869,000  $43,154,000   $32,379,000   $35,695,000

(1) Amounts as of and for the year ended June 30, 2002 have been adjusted for the reclassification of discontinued operations.

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

Fonar's principal MRI products are its Stand-Up(TM)/Upright(TM) MRI and Fonar 360(TM) MRI scanners. The Stand-Up(TM) MRI allows patients to be scanned for the first time under weight-bearing conditions. The Company has been aggressively seeking new sales and during fiscal 2006 and 2005, respectively received orders for 18 and 30 Stand-Up(TM) MRI scanners. The Stand-Up(TM) MRI is the only MRI capable of producing images in the weight bearing state.

In fiscal 2005, we received our first order for a 360(TM) MRI scanner, bringing the total number of orders for our MRI scanners to 31 in fiscal 2005.

At 0.6 Tesla field strength, the Upright(TM) MRI and Fonar 360(TM) magnets are among the highest field open MRI scanners in the industry, offering non-claustrophobic MRI together with high-field image quality. Fonar's open MRI scanners were the first high field strength MRI scanners in the industry.

HMCA commenced operations in July, 1997 and generates revenues from providing comprehensive management services, including development, administration, accounting, billing and collection services, together with office space, medical equipment, supplies and non-medical personnel to its clients. Revenues are in the form of fees which are earned under contracts with MRI facilities and physical rehabilitation practices. Since April 2003, HMCA has not engaged in the management of primary care medical practices. Since July 2005, HMCA has engaged only in the management of MRI facilities, having sold the portion of its business engaged in the management of physical therapy and rehabilitation practices.

For the fiscal years ended June 30, 2006, June 30, 2005, 95.2% and 96.2%, respectively, of HMCA's revenues were derived from contracts with facilities and practices owned by Dr. Raymond V. Damadian, the President of FONAR and HMCA and principal stockholder of FONAR. The agreements with the MRI facilities are for one-year terms which renew automatically on an annual basis, unless terminated. The fees are based on the number of procedures performed and currently range from $250 to $500 per MRI scan. The fees are reviewed and if appropriate, adjusted on an annual basis by mutual agreement.

Effective as of June 1, 2005 agreements were entered into with new practices with the new owners of the physical therapy and rehabilitation practices who had no affiliation with Dr. Damadian, Fonar or HMCA. These agreements were assigned in connection with the sale of the portion of HMCA's business managing physical therapy and rehabilitation practices. Historically, adjustments were made on the basis of changes in HMCA's costs, plus a percentage of costs. The monthly fees under these contracts with the physical rehabilitation practices ranged from approximately $110,000 to $205,000.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2006, we recorded a valuation allowance which reduced our deferred tax assets to equal our deferred tax liability.

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

RESULTS OF OPERATIONS. FISCAL 2006 COMPARED TO FISCAL 2005

In fiscal 2006, we experienced a net loss of $30.0 million on revenues of $33.1 million, as compared to a net income of $1.0 million on revenues of $104.9 million for fiscal 2005. This represents a decrease in revenues of 68.5%. This was due mostly to decreased product sales and management fees. In addition, notwithstanding decreased revenues, total cost and expenses decreased by only 39.2%. We have been reluctant to make drastic cuts to date because we anticipate that our sales results will improve and we will need to have maintained our current capacity. Our consolidated operating results decreased by $31.4 million to an operating loss of $29.7 million for fiscal 2006 as compared to an operating income of $1.7 million for fiscal 2005.

Discussion of Operating Results of Medical Equipment Segment
Fiscal 2006 Compared to Fiscal 2005
------------------------------------------------------------

Revenues attributable to our medical equipment segment decreased by 75.7% to $19.7 million in fiscal 2006 from $81.3 million in fiscal 2005, reflecting a decrease in product sales revenues of 84.8%, from $73.1 million in fiscal 2005 to $11.1 million in fiscal 2006, offset by an increase in service revenue of 47.7%, from $5.8 million in fiscal 2005 to $8.6 million in fiscal 2006. This decline in revenues was attributable to a reduction in sales of our Upright(TM) MRI. Notwithstanding the dramatic decrease in revenues, which are recognized at certain benchmarks in the production of the scanner, the decline in orders was not as great, decreasing 41.9% from 31 scanners in fiscal 2005 to 18 scanners in fiscal 2006. We attribute this decline primarily to a concern on the part of potential customers about MRI scan reimbursements from medical insurance, no-fault insurance, worker's compensation and Federal and State programs, most significantly Medicare and Medicaid. Even in our own management of MRI facilities by HMCA, we have noticed an increasing resistance to paying claims by insurers. Also of concern is the Deficit Reduction Act which, if it becomes law, is expected to reduce Medicare funding available for MRI imaging.

We anticipate an improvement in our Upright(TM) MRI sales because the Upright(TM) MRI is unique in that it permits MRI scans to be performed on patients upright in the weight-bearing state and in multiple positions that correlate with symptoms. An important event in our ongoing effort to educate both the medical community and payors about the benefits, if not necessity, of utilizing Upright(TM) MRI scanning, occurred subsequent to the end of fiscal 2006 when we sold an Upright(TM) MRI scanner to the largest orthopedic hospital in the Netherlands, St. Maartenskliniek. Upon placing the order, the Chairman of Spine Surgery at St. Maartenskliniek expressed the view that for their hospital to continue to engage in spine surgery without FONAR's Upright(TM) MRI technology, now that it was available was "unacceptable" and that owning the scanner "was not optional, but mandatory". He further stated that "[o]nce our active research program has discovered the benefits of this new FONAR technology for patients, we intend to publish the results in a lot of peer reviewed scientific journals".

In addition, significant progress is being made in developing the FONAR 360(TM) MRI scanner so that it can be used in interventional procedures. At the Oxford-Nuffield site in the United Kingdom, where we installed the first FONAR 360(TM) MRI, FONAR software engineers have completed and installed our 2nd generation tracking software, which is designed to enable the surgeons to insert needles into the patient and accurately advance them under direct visual image guidance to the target tissue, such as a tumor, in order to inject therapeutic agents directly into the tissue.

The increase in service revenue is a result primarily of our increase scanner base, as scanners sold in previous years become service customers after the warranty period expires.

During the fiscal years ended June 30, 2006 and June 30, 2005, respectively, we received orders for 18 and 30 Upright(TM) MRI scanners. In addition to 30 Upright(TM) MRI scanners, we received our first order for a Fonar 360(TM) scanner in fiscal 2005, the installation of which was completed in fiscal 2006.

Product sales to unrelated parties decreased by 87.8% in fiscal 2006 from $66.9 million in fiscal 2005 to $8.2 million in fiscal 2006. Product sales to related parties decreased by 52.0% in fiscal 2006 from $6.2 million in fiscal 2005 to $3.0 million in fiscal 2006. We believe that one of our principal challenges in achieving greater market penetration is attributable to the better name recognition and larger sales forces of our larger competitors such as General Electric, Siemens, Hitachi, Philips and Toshiba and the ability of some of our competitors to offer attractive financing terms through affiliates, such as G.E. Capital. Nevertheless, no other competitor offers a whole body weight bearing MRI scanner such as the Upright(TM) MRI, and the General Electric Medical Systems division of General Electric acts as a manufacturer's representative for the Stand-Up(TM) MRI.

We believe that our aggregate product sales to unrelated parties of Upright(TM) Scanners shows that we are successfully meeting that challenge.

The operating results for the medical equipment segment declined by $25.5 million from an income of $752,000 in fiscal 2005 to a loss of $24.7 million in fiscal 2006. This decline is attributable to a decrease in our scanner sales.

We recognized revenues of $10.5 million from the sale of our Upright(TM) MRI scanners and the balance of $383,589 from the sale of our first Fonar 360(TM) MRI scanner in fiscal 2006. In fiscal 2005, we recognized revenues of $71.7 million from the sale of Upright(TM) MRI scanners and $764,031 from the sale of our first Fonar 360(TM) MRI scanner in fiscal 2005.

Sales of MRI scanners to related parties, consisting of professional corporations and other entities in which Dr. Damadian or members of his family have an interest represented approximately 9.0%, or $3.0 million, of our revenues in fiscal 2006, as compared to 5.9%, or $6.2 million, of our revenues in fiscal 2005. We believe concerns about payor reimbursements adversely affected these sales as well as sales to unrelated parties.

License and royalty revenue declined to $0.00 in fiscal 2006 from approximately $2.3 million in fiscal 2005.

Research and development expenses, net of capitalized costs, increased by 14.3% to $6.9 million in fiscal 2006 as compared to $6.0 million in fiscal 2005. Our expenses for fiscal 2006 represented continued research and development of Fonar's scanners, Fonar's new hardware and software product, Sympulse(TM) and new surface coils to be used with the Stand-Up(TM) MRI scanner.

Discussion of Operating Results of Physician and Diagnostic Services Management Segment.
Fiscal 2006 Compared to Fiscal 2005
-------------------------------------------------------------------------------

Revenues attributable to the Company's physician and diagnostic services management segment, HMCA, decreased by 43.4% to $13.4 million in fiscal 2006 from $23.6 million in fiscal 2005. The decrease in revenues reflected decreases resulting from sale of HMCA's physical therapy and rehabilitation facility management business. HMCA has elected to manage only MRI facilities. Presently, ten of the 12 MRI facilities managed by HMCA have Upright(TM) MRI scanners and additional upgrades are planned.

Cost of revenues as a percentage of the related revenues for our physician and diagnostic services management segment increased from $14.5 million or 61.3% of related revenues for the year ended June 30, 2005 to $9.4 million, or 70.4% of related revenue for the year ended June 30, 2006. This resulted from our inability to benefit from reduced costs per scanner that would have resulted if there had been a higher volume of sales in fiscal 2006.

Operating results of this segment declined from an operating income of $912,000 in fiscal 2005 to operating loss of $5.0 million in fiscal 2006. We attribute the decline to HMCA's sale of its physical therapy and rehabilitation facility management business.

Discussion of Certain Consolidated Results of Operations
Fiscal 2006 Compared to Fiscal 2005
--------------------------------------------------------

We recognized interest income of $809,691 in 2006 as compared to $546,648 in fiscal 2005, representing an increase of 48.1%. The increase was attributable primarily to an increase in interest rates on our investments in marketable securities.

Interest expense of $281,903 was recognized in fiscal 2006, increasing from $232,227 in fiscal 2005 and representing a increase of 21.4%. The increase was attributable primarily to new capital lease obligations.

Notwithstanding that revenue decreased by 68.5%, selling, general and administrative expenses, exclusive of compensatory element of stock issuances, decreased by 7.9% to $24.0 million in fiscal 2006 from $26.0 million in fiscal 2005. Essentially, we decided not to cut payroll and other overhead expenditures since we anticipate that sales will improve and we will be in a better position if we maintain our capacity.

The decrease in compensatory element of stock issuances from approximately $3.1 million in fiscal 2005 to $1.9 million in fiscal 2006 reflected the continued but reduced use of Fonar's stock bonus plans to pay certain highly compensated employees and others in stock rather than in cash.

The higher provision for bad debt of $1.5 million in fiscal 2006 as compared to $164,000 in fiscal 2005, reflected an increase in reserves and write-offs of certain indebtedness by our physician and diagnostic services management segment. This reflected a higher level of concern over the ability of HMCA's clients to pay past management fees due to issues and the settlement of issues with payors.

We are enthusiastic about the future of our Upright(TM) MRI and FONAR 360(TM) scanners which bring a new plateau of openness to diagnostic MRI and are expected to bring a new frontier in performing MRI guided intervention. We believe our new products have begun to successfully penetrate the market, as reflected in the dramatic increase in product sales from approximately $6.1 million in fiscal 2001 to $11.6 million in fiscal 2002, to $24.9 million in fiscal 2003, to $43.0 million in fiscal 2004 and to $73.1 million in fiscal 2005, notwithstanding lower revenues of 11.1 million in fiscal 2006. In addition to our success with our Upright(TM) MRI, we received an order for our first Fonar 360(TM) in the first quarter of fiscal 2005.

Service and repair fees also have steadily increased, as reflected by the increase in service and repair fees from $2.0 million in fiscal 2001 to $2.2 million in fiscal 2002 to $2.5 million in fiscal 2003 to $3.2 million in fiscal 2004 to $5.8 million in fiscal 2005 and to $8.6 million in fiscal 2006.

Continuing our tradition as the originator of MRI, we remain committed to maintaining our position as a leading innovator of the industry through aggressive investing in research and development. In fiscal 2006 we continued our investment in the development of our new MRI scanners, together with software and upgrades, with an investment of $7,581,898 in research and development, $714,253 of which was capitalized, as compared to $6,752,755, $745,994 of which was capitalized, in fiscal 2005. The research and development expenditures were approximately 38.5% of revenues attributable to our medical equipment segment, and 22.9% of total revenues, in 2006 and 8.3% of medical equipment segment revenues, and 6.4% of total revenues in fiscal 2005. This represented a 12.3% increase in research and development expenditures in fiscal 2006 as compared to fiscal 2005.

In summary, Fonar's trend of steadily increasing MRI scanner sales, most dramatically the increase in Upright(TM) MRI scanner sales revenues from fiscal 2001 through fiscal 2005, experienced a setback in fiscal 2006. We anticipate that scanner sales revenues will improve due to the unique capability of the Upright(TM) MRI scanner to scan patients in weight-bearing positions and future sales of the Fonar 360(TM) for image guided interventional procedures and treatments. Service revenues have increased over the past five fiscal years.

The physician and diagnostic services management segment, HMCA, revenues increased, from $23.0 million in fiscal 2004 to $23.6 in fiscal 2005 and then decreased to $13.4 million in fiscal 2006. This is primarily attributed to the sale of HMCA's physical therapy and rehabilitation facility management business, which had generated revenues of $9.7 million in fiscal 2005.

We have been taking steps to improve HMCA revenues by closing unprofitable facilities and continuing our program of replacing the MRI scanners at the MRI facilities we manage with Upright(TM) MRI scanners and opening new facilities equipped with Upright(TM) MRI scanners.

Marketing expenditures are likely to increase, as the Company continues its efforts to promote sales.

In the beginning of fiscal 2006, HMCA sold the portion of its business engaged in the management of physical therapy and rehabilitation facilities in July of 2005 to Health Plus Management Services, L.L.C. for a purchase price of $6.6 million, payable pursuant to a promissory note in 120 monthly installments.

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

HMCA had recognized revenue from the management of physical therapy and rehabilitation facilities of approximately $9.7 million during both fiscal 2005 and 2004, but only $648,000 in fiscal 2006 due to the sale of this portion of HMCA's business in July, 2005. In connection with this sale, HMCA recognized a diminimus loss during the quarter ended September 30, 2005. In addition, HMCA recorded a one time charge to earnings during the quarter ended September 30, 2005 of $1.6 million related to the termination of the employment contracts of the two principal individuals involved in the management of the physical therapy and rehabilitation facilities.

RESULTS OF OPERATIONS. FISCAL 2005 COMPARED TO FISCAL 2004

In fiscal 2005, we experienced net income of $1.0 million on revenues of $104.9 million, as compared to a net loss of $9.5 million on revenues of $71.6 million for fiscal 2004. This represented an increase in revenues of 46.5%. This was due in part to the fact that while revenues increased by 46.5%, total costs and expenses increased by only 28.9%. Our consolidated operating results improved by $10.2 million to operating income of $1.7 million for fiscal 2005 as compared to an operating loss of $8.5 million for fiscal 2004.

Discussion of Operating Results of Medical Equipment Segment
Fiscal 2005 Compared to Fiscal 2004
------------------------------------------------------------

Revenues attributable to our medical equipment segment increased by 67.1% to $81.3 million in fiscal 2005 from $48.6 million in fiscal 2004, reflecting an increase in product sales revenues of 70.2%, from $43.0 million in fiscal 2004 to $73.1 million in fiscal 2005 and an increase in service revenue of 80.6%, from $3.2 million in fiscal 2004 to $5.8 million in fiscal 2005. This improvement in revenues was attributable to an increase in sales of our Upright(TM) MRI. The increase in service revenue was a result primarily of our increased scanner base, as scanners sold in previous years became service customers after the warranty period expired.

During the fiscal years ended June 30, 2005 and June 30, 2004, respectively, we received orders for 30 and 39 Upright(TM) MRI scanners. In addition to 30 Upright(TM) MRI scanners, we received our first order for a Fonar 360(TM) MRI scanner.

Confirming our expectation of increased demand for our MRI scanners, product sales to unrelated parties increased by 77.7% in fiscal 2005 from $37.7 million in fiscal 2004 to $66.9 million in fiscal 2005. Product sales to related parties increased by 16.8% in fiscal 2005 from $5.3 million in fiscal 2004 to $6.2 million in fiscal 2005. No other competitor offers a whole body weight bearing MRI scanner such as the Upright(TM) MRI, and the General Electric Medical Systems division of General Electric acts as a manufacturer's representative for the Upright(TM) MRI.

The operating results for the medical equipment segment improved by $9.5 million from a loss of $8.8 million in fiscal 2004 to an income of $752,000 in fiscal 2005. This improvement was attributable to our continuing increase in recognition of revenues on our scanner sales.

We recognized revenues of $71.7 million from the sale of our Upright(TM) MRI scanners and $764,031 from the sales of a FONAR 360(TM) MRI scanner in fiscal 2005. In fiscal 2004, we recognized revenues of $42.7 million from the sale of Upright(TM) MRI scanners.

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

Research and development expenses, net of capitalized costs, increased by 9.4% to $6.0 million in fiscal 2005 as compared to $5.5 million in fiscal 2004. Our expenses for fiscal 2005 represented continued research and development of Fonar's scanners, Fonar's new hardware and software product, Sympulse(TM) and new surface coils to be used with the Upright(TM) MRI scanner.

Discussion of Operating Results of Physician and Diagnostic Services Management Segment.
Fiscal 2005 Compared to Fiscal 2004
-------------------------------------------------------------------------------

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

Operating results of this segment improved from an operating loss of $308,000 in fiscal 2004 to operating income of $912,000 in fiscal 2005. We believe this improvement resulted from HMCA's focus on upgrading sites by the introduction of Upright(TM) MRI scanners at MRI facilities.

Discussion of Certain Consolidated Results of Operations
Fiscal 2005 Compared to Fiscal 2004
--------------------------------------------------------

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

Notwithstanding that revenue increased by 46.5%, selling, general and administrative expenses, exclusive of compensatory element of stock issuances, increased by only 6.2% to $26.6 million in fiscal 2005 from $25.1 million in fiscal 2004, accounting in part for our increase in net income. This increase was related to expenses incurred in our medical segment related to marketing and customer relations programs, such as participating in a trade show, increased commissions, and an in-house seminar for all owners of Upright MRI(TM) scanners and increased professional fees. A portion of the increased professional fees was related to the engagement of outside consultants to assist us in preparation of internal documentation in connection with our compliance with Section 404 of the Sarbanes-Oxley Act. In addition we incurred expenses in connection with the defense of non-material litigation.

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

The amortization expense of $634,000 in fiscal 2005 and fiscal 2004, reflected the amortization of management agreements attributable to HMCA's acquisitions.

Service and repair fees also increased, as reflected by the increase in service and repair fees from $1.7 million in fiscal 2000 to $2.0 million in fiscal 2001 to $2.2 million in fiscal 2002 to $2.5 million in fiscal 2003 to $3.2 million in fiscal 2004 and $5.8 million in fiscal 2005.

In fiscal 2005 we continued our investment in the development of our MRI scanners, together with software and upgrades, with an investment of $6,752,755 in research and development, $745,994 of which was capitalized, as compared to $6,079,797, $588,735 of which was capitalized, in fiscal 2004. The research and development expenditures were approximately 8.3% of revenues attributable to our medical equipment segment, and 6.4% of total revenues, in 2005 and 12.5% of medical equipment segment revenues, and 8.5% of total revenues in fiscal 2004. This represented a 11.1% increase in research and development expenditures in fiscal 2005 as compared to fiscal 2004 and our significantly higher total revenues and medical equipment revenues which resulted from our greater emphasis on marketing and selling.

In summary, in fiscal 2005, Fonar continued the trend of steadily increasing MRI scanner sales, most dramatically the increase in Upright(TM) MRI scanner sales revenues and in service revenues from fiscal 2001 through fiscal 2005.

The physician and diagnostic services management segment, HMCA, revenues also continued to increase, from $22.9 million in fiscal 2003 to $23.0 in fiscal 2004 and to $23.6 million in fiscal 2005.

We also increased HMCA revenues by closing unprofitable facilities and continuing our program of replacing the MRI scanners at the MRI facilities with Upright(TM) MRI scanners and opening new facilities equipped with Upright(TM) MRI scanners.

HMCA sold the portion of its business engaged in the management of physical therapy and rehabilitation facilities in July of 2005 to Health Plus Management Services, L.L.C. for a purchase price of $6.6 million, payable pursuant to a promissory note in 120 monthly installments.

The first twelve installments are interest only and the remaining 108 payments consist of equal installments of principal and interest in the amount of $76,014 each. The note is secured by a first lien on all of the assets of Health Plus, including its accounts receivable. The note is subject to prepayment provisions to the extent Health Plus resells all or part of the assets and business or utilizes the assets sold as collateral in any debt financing.

HMCA had recognized revenue from the management of physical therapy and rehabilitation facilities of approximately $9.7 million during both 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities decreased by 36.4% from $14.9 million at June 30, 2005 to $9.5 million at June 30, 2006.

Marketable securities approximated $4.9 million as of June 30, 2006, as compared to $9.4 million as of June 30, 2005. At June 30, 2006, we decreased our investments in U.S. Government obligations from approximately $3.8 million at June 30, 2005 to approximately $2.4 million, decreased our investments in corporate and government agency bonds from approximately $4.0 million at June 30, 2005 to approximately $1.8 million and decreased our investments in certificates of deposits, notes and equivalents from $1.6 million at June 30, 2005 to $575,000.

Cash used in operating activities for fiscal 2006 approximated $2.6 million. Cash used in operating activities was attributable substantially to the net loss of 30.0 million offset by a decrease in costs and estimated earnings in excess of billings of $7.6 million, increase in customer advances of $3.8 million and increase in billings in excess of costs and estimated earnings of 2.7 million.

Cash provided by investing activities for fiscal 2006 approximated $909,000. The principal uses of cash from investing activities were purchases of marketable securities of $300,000, purchases of property and equipment of $2.4 million, costs of capitalized software development of $714,000 and costs of patents and copyrights of $443,000. The principal source of cash provided by investing activities was the sale of approximately $4.7 in marketable securities.

Cash provided by financing activities for fiscal 2006 approximated $692,000. The principal sources of cash in financing activities were proceeds from the exercise of stock options and warrants of $784,000 and proceeds of $555,000 from long-term debt, offset by the repayment of borrowings and capital lease obligations of $299,000 and distributions to holders of minority interests of $865,000.

Total liabilities increased by 10.0% during fiscal 2006, from approximately $23.7 million at June 30, 2005 to approximately $26.1 million at June 30, 2006. The increase in total liabilities reflected principally a decrease in accounts payable of 42.3% from $8.5 million at June 30, 2005 to $4.9 million at June 30, 2006 and a increase in customer advances of 234.6% from $1.6 million at June 30, 2005 to $5.5 million at June 30, 2006, resulting from our increased backlog.

Our obligations and the periods in which they are scheduled to become due are set forth in the following table:


                               Due in
                               Less            Due          Due          Due
                               than 1        in 1-3       in 4-5       after 5
Obligation         Total        Year          years        years        years
----------      ------------  -----------  -----------  -----------  -----------
Long-term debt  $   555,152   $     -      $     -      $     -      $  555,152

Capital lease
Obligation          850,541      233,751      392,619      220,037       4,134

Operating
  leases          9,272,521    2,391,766    4,083,321    1,299,543   1,497,891
                ------------  -----------  -----------  ----------   -----------
Total cash
Obligations     $10,678,214   $2,625,517   $4,475,940   $1,519,580   $2,057,177
                ============  ===========  ===========  ===========  ===========

As at June 30, 2006, our obligations included approximately $2.2 million in various state sales taxes.

Our working capital surplus as of June 30, 2006 approximates $14.2 million, as compared to a working capital surplus of $36.2 million as of June 30, 2005.

In order to conserve our capital resources, we have issued common stock under our stock bonus and stock option plans to compensate employees and non-employees for services rendered. In fiscal 2006, the compensatory element of stock issuances was $1.9 million as compared to $3.1 million for fiscal 2005. Utilization of equity in lieu of cash compensation has improved our liquidity since it increases cash available for other expenditures.

The foregoing trends in our capital resources are expected to improve as our MRI scanner products gain wider market acceptance and produce greater sales revenues.

Capital expenditures for fiscal 2006 approximated $3.6 million and substantially consisted of leasehold improvement costs for new HMCA managed facilities and other equipment, in the amount of $2.4 million, capitalized software costs of $714,000, and capitalized patent costs of $443,000.

Fonar has not committed to making capital expenditures in the 2007 fiscal year other than its intention to continue research and development expenditures at current levels.

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

Our business plan calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from our installed base of scanners were $5.8 million for the year ended June 30, 2005 and $8.6 million for the year ended June 30, 2006.

We believe that the above mentioned financial resources, anticipated cash flows from operations and potential financing sources, will provide the cash flows needed to achieve the sales, service and production levels necessary to support its operations.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Fonar's investments in fixed rate instruments. None of the fixed rate instruments in which we invest extend beyond June 30, 2011. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by us at June 30, 2006.

INTEREST RATE SENSITIVITY
PRINCIPAL AMOUNT BY EXPECTED MATURITY
WEIGHTED AVERAGE INTEREST RATE

     Date      Investments in Fixed Rate   Weighted Average
               Instruments                 Interest Rate

     6/30/07          $ 300,000                3.50%
     6/30/08          1,350,000                3.92%
     6/30/09          1,398,500                3.82%
     6/30/10          1,845,999                3.25%
     6/30/11            200,000                4.45%

Total:                5,094,499

Fair Value
at 6/30/06            4,858,744

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

                      FONAR CORPORATION AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ON INTERNAL CONTROL OVER FINANCIAL REPORTING

CONSOLIDATED BALANCE SHEETS
  At June 30, 2006 and 2005

CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Three Years Ended June 30, 2006, 2005 and 2004

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  For the Three Years Ended June 30, 2006, 2005 and 2004

CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Three Years Ended June 30, 2006, 2005 and 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

To the Board of Directors and Stockholders
FONAR Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries (the "Company") as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FONAR Corporation and Subsidiaries at June 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated, September 13, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

During each of the three years in the period ended June 30, 2006, a significant portion of the Company's revenues was from related parties.


/s/Marcum & Kliegman LLP

New York, New York
September 13, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------
To the Board of Directors and Stockholders of FONAR Corporation and Subsidiaries

We have audited management's assessment, included in the accompanying Management's Report on Internal Controls over Financial Reporting, that FONAR Corporation and Subsidiaries (the "Company") maintained effective internal control over financial reporting as of June 30, 2006 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2006 of the Company and our report dated September 13, 2006 expressed an unqualified opinion on those financial statements. Our report emphasizes that during each of the three years in the period ended June 30, 2006 a significant portion of the Company's revenue was from related parties.

/s/Marcum & Kliegman LLP

New York, New York
September 13, 2006

                       FONAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                     ------
                                                              June 30,
                                                   -----------------------------
                                                          2006             2005
                                                   ------------     ------------
Current Assets:
  Cash and cash equivalents                         $  4,556,680    $  5,516,603
  Marketable securities                                4,937,842       9,411,231
  Accounts receivable - net of allowances for
    doubtful accounts of $644,087 and $498,452
    at June 30, 2006 and 2005, respectively            3,358,721       1,971,251
  Accounts receivable - related parties - net of
    allowances for doubtful accounts of
    $646,621 at June 30, 2006 and 2005                   498,875         470,388
  Medical receivables                                  6,053,007       9,990,000
  Management fee receivable                                 -            893,419
  Management fee receivable - related medical
    practices - net of allowances for doubtful
    accounts of $3,053,486 and $2,017,163 at
    June 30, 2006 and 2005, respectively               7,322,739       7,826,069
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                  2,957,679      10,538,163
  Inventories                                          7,077,059       9,837,790
  Investment in sales-type lease                         279,028         173,751
  Current portion of advances and notes to related
    medical practices                                     89,824         149,441
  Current portion of note receivable less discount
    for below mark interest                              459,398           -
  Prepaid expenses and other current assets            1,280,648       1,784,935
                                                     -----------    ------------
      Total Current Assets                            38,871,500      58,563,041

Property and Equipment - Net                           6,667,420       7,594,225

Advances and Notes to Related Medical Practices -
  net of allowances for doubtful accounts of
  $364,791 at June 30, 2006 and 2005                     676,421         200,987

Investment in Sales-Type Lease                              -            279,028

Notes Receivable less discount for below market
interest                                               5,718,670         553,000

Management Agreements - Net                                 -          3,991,688

Other Intangible Assets - Net                          4,929,483       4,503,247

Other Assets                                             366,050         409,266
                                                    ------------    ------------
      Total Assets                                  $ 57,229,544    $ 76,094,482
                                                    ============    ============


See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   LIABILITIES
                                   -----------

                                                             June 30,
                                                   ----------------------------
                                                        2006             2005
                                                    ------------    -----------
Current Liabilities:
  Current portion of long-term debt and capital
    leases                                          $    233,751    $  425,143
  Accounts payable                                     4,886,681     8,468,505
  Other current liabilities                            6,101,835     7,474,090
  Unearned revenue on service contracts                4,238,543     3,305,066
  Unearned revenue on service contracts - related
    parties                                              543,757       525,699
  Customer advances                                    5,463,891     1,632,983
  Customer advances - related party                       41,566        41,566
  Income taxes payable                                     8,088        11,234
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                  2,978,789       301,179
  Billings in excess of costs and estimated
    earnings on uncompleted contracts - related
    party                                                137,409       153,461
                                                    ------------  ------------
      Total Current Liabilities                       24,634,310    22,338,926
                                                    ------------  ------------
Long-Term Liabilities:
  Due to related medical practices                        92,663       127,728
  Long-term debt and capital leases, less
    current portion                                    1,171,943       966,371
  Other liabilities                                      214,971       270,372
                                                    ------------  ------------
      Total Long-Term Liabilities                      1,479,577     1,364,471
                                                    ------------  ------------
      Total Liabilities                             $ 26,113,887  $ 23,703,397
                                                    ------------  ------------
Commitments, Contingencies and Other Matters
















See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                              STOCKHOLDERS' EQUITY
                              --------------------

                                                             June 30,
                                                   ---------------------------
                                                      2006            2005
                                                    ------------  ------------
Minority Interest                                   $    696,860  $    522,564
                                                    ------------  ------------
Stockholders' Equity:
  Class A non-voting preferred stock - $.0001
    par value; authorized - 8,000,000 shares;
    issued and outstanding - 7,836,287 shares
    at June 30, 2006 and 2005                                784           784
  Preferred stock - $.001 par value;
    authorized - 10,000,000 shares; issued
    and outstanding - none                                   -             -
  Common stock - $.0001 par value; authorized -
    150,000,000 and 130,000,000 shares at
    June 30, 2006 and 2005, respectively;
    issued - 114,995,094 and 105,043,014 shares
    at June 30, 2006 and 2005, respectively;
    outstanding - 114,704,030 and 104,751,950
    shares at June 30, 2006 and 2005, respectively        11,469        10,474
  Class B common stock (10 votes per share) -
    $.0001 par value; authorized - 4,000,000
    shares; issued and outstanding - 3,953
    shares at June 30, 2006 and 2005                        -             -
  Class C common stock (25 votes per share) -
    $.0001 par value; authorized - 10,000,000
    shares; issued and outstanding - 9,562,824
    shares at June 30, 2006 and 2005                         956           956
  Paid-in capital in excess of par value             168,411,588   159,928,871
  Accumulated other comprehensive loss                  (246,080)     (182,250)
  Accumulated deficit                               (136,332,640) (106,369,283)
  Notes receivable from employee stockholders           (751,890)     (845,641)
  Treasury stock, at cost - 291,064 shares
    of common stock at June 30, 2006 and 2005           (675,390)     (675,390)
                                                    ------------  ------------
      Total Stockholders' Equity                      30,418,797    51,868,521
                                                    ------------  ------------
      Total Liabilities and Stockholders' Equity    $ 57,229,544  $ 76,094,482
                                                    ============  ============







See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                            For the Years Ended June 30,
                                       ----------------------------------------
                                           2006          2005          2004
                                       ------------  ------------  ------------
Revenues
  Product sales - net                  $  8,161,158  $ 66,918,535  $ 37,658,710
  Product sales - related parties - net   2,983,281     6,210,302     5,315,837
  Service and repair fees - net           7,581,674     5,017,478     2,729,352
  Service and repair fees - related
    parties - net                           981,942       780,634       480,556
  Management and other fees                 647,999       893,419        -
  Management and other fees - related
    medical practices - net              12,720,275    22,738,176    22,979,902
  License fees and royalties                 -          2,340,000     2,445,000
                                       ------------  ------------  ------------
      Total Revenues - Net               33,076,329   104,898,544    71,609,357
                                       ------------  ------------  ------------
Costs and Expenses
  Costs related to product sales          9,132,140   43,686,340    23,628,807
  Costs related to product sales
    - related parties                     2,820,472     3,801,424     3,517,664
  Costs related to service and
    repair fees                           4,948,870     4,634,486     3,323,862
  Costs related to service and
    repair fees - related parties           640,954       721,047       688,606
  Costs related to management and
    other fees                              527,392       547,717        -
  Costs related to management and other
     fees - related medical practices     8,879,688    13,939,841    13,786,039
  Research and development                6,867,645     6,006,761     5,491,062
  Selling, general and administrative, inclusive
    of compensatory element of stock issuances
    of $1,895,462, $3,073,134, and $4,125,717
    for the years ended June 30,
    2006, 2005 and 2004, respectively    25,873,719    29,099,756    28,679,037
  Provision for bad debts                 1,472,635       164,293       330,997
  Termination costs paid
    with common stock                     1,600,000          -             -
  Amortization of management agreements      37,300       633,577       633,577
                                       ------------  ------------  ------------
      Total Costs and Expenses           62,800,815   103,235,242    80,079,651
                                       ------------  ------------  ------------
      (Loss) Income from Operations     (29,724,486)    1,663,302    (8,470,294)

Other Income and (Expenses):
  Financing costs due to the change
    in terms of warrants                       -             -         (238,950)
  Interest expense                         (281,903)     (232,277)     (263,803)
  Interest expense - related parties           -             -           (4,325)
  Investment income                         796,517       522,870       403,398
  Interest income - related parties          13,174        23,778        45,173
  Other income - net                        327,000       152,178        16,247
  Minority interests in
    income of partnerships               (1,039,625)   (1,051,401)     (951,940)
                                       ------------  ------------  ------------
  (Loss) Income Before Provision
    for Income Taxes                    (29,909,323)    1,078,450    (9,464,494)

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                             For the Years Ended June 30,
                                       ----------------------------------------
                                           2006            2005            2004
                                       ------------  ------------  ------------

(Loss) Income Before Provision
   for Income Taxes                     (29,909,323)    1,078,450    (9,464,494)

Provision for Income Taxes                   54,034        64,041        29,889
                                       ------------  ------------  ------------
       Net (Loss) Income               $(29,963,357) $  1,014,409  $ (9,494,383)
                                       ============  ============  ============

Net (Loss)Income Available to
  Common Stockholders                  $(29,963,357) $    943,768  $ (9,494,383)
                                       ============  ============  ============


Basic and Diluted Net (Loss)
  Earnings Per Common Share                 $(0.27)        $ 0.01        $(0.10)
                                            ======         ======        ======
Basic and Diluted (Loss)
  Earnings Per Share - Common C                N/A         $  -            N/A
                                            ======         ======        ======



See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2006

                                       Class A
                                      Non-Voting           Common Stock
                                       Preferred     ---------------------------
                                         Stock          Shares       Amount
                                     -------------  -------------  -------------
Balance    -    June   30,   2005        $    784    104,751,950     $   10,474

Net loss                                     -              -              -
Other comprehensive loss, net of tax:
    Unrealized losses on securities arising
      during the year, net of tax            -              -
Exercise of stock options                    -         1,704,824            170
Compensatory element of stock options        -              -             -
Stock issued to employees under stock
  bonus plans                                -         2,930,060            293
Issuance of stock for goods and services     -         4,759,429            476
Issuance of stock for consulting services    -           557,767             56
Payments on notes receivable
  from employee stockholders                 -              -             -
                                     -------------  -------------  -------------


Balance    -   June   30,    2006       $     784    114,704,030     $   11,469
                                     =============  =============  =============


                                                                     Paid-in
                                        Class B        Class C      Capital in
                                        Common         Common       Excess of
                                        Stock          Stock        Par Value
                                     -------------  -------------  -------------
                                       Shares
                                     -------------

Balance   -  June  30,  2005                3,953     $      956   $159,928,871

Net loss

Other comprehensive loss, net of tax:
  Unrealized losses on securities
    arising during the year, net of tax
Exercise of stock options                    -             -          1,206,743
Compensatory element of stock options        -             -            109,936
Stock issued to employees under stock
  bonus plans                                -             -          2,894,012
Issuance of stock for goods and services     -             -          3,780,862
Issuance of stock for consulting services    -             -            491,164
Payments on notes receivable from employee
  stockholders                               -             -               -
                                     -------------  -------------  -------------
Balance  -  June   30,  2006                3,953      $     956   $168,411,588
                                     =============  =============  =============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2006


                                                        Notes
                                                      Receivable     Accumulated
                                                         From          Other
                                          Treasury     Employee    Comprehensive
                                            Stock    Stockholders       Loss
                                     -------------  -------------  -------------
Balance  - June 30, 2005               $ (675,390)   $  (845,641)   $  (182,250)

Net loss                                     -              -              -

Other comprehensive loss, net of tax:
  Unrealized losses on securities
    arising during the year, net of tax      -              -           (63,830)
Exercise of stock options                    -          (422,673)          -
Compensatory element of stock options        -              -              -
Stock issued to employees under
  stock bonus plans                          -              -              -
Issuance of stock for goods and services     -              -              -
Issuance of stock for consulting services    -              -              -
Payments on notes receivable from
  employee stockholders                      -           516,424           -
                                     -------------  -------------  -------------

Balance -  June  30,  2006             $ (675,390)   $  (751,890)  $   (246,080)
                                     =============  =============  =============



                                      Accumulated                  Comprehensive
                                        Deficit           Total    Income (Loss)
                                     -------------  -------------  -------------

Balance  -  June  30, 2005          $(106,369,283)  $ 51,868,521     $     -

Net loss                              (29,963,357)   (29,963,357)   (29,963,357)

Other comprehensive loss, net of tax:
  Unrealized losses on securities
    arising during the year, net of tax      -           (63,830)       (63,830)
Exercise of stock options                    -           784,240           -
Compensatory element of stock options        -           109,936           -
Stock issued to employees under
  stock bonus plans                          -         2,894,305           -
Issuance of stock for goods and services     -         3,781,338           -
Issuance of stock for consulting services    -           491,220           -
Payments on notes receivable from
  employee stockholders                      -           516,424           -
                                     -------------  -------------  -------------
Balance - June 30,  2006            $(136,332,640)  $ 30,418,797   $(30,027,187)
                                     =============  =============  =============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2005
                                       Class A
                                      Non-Voting           Common Stock
                                       Preferred     ---------------------------
                                         Stock          Shares       Amount
                                     -------------  -------------  -------------
Balance    -    June   30,   2004      $      784     98,413,873     $    9,840

Net income                                   -              -              -

Other comprehensive loss, net of tax:
    Unrealized losses on securities arising
      during the year, net of tax            -              -              -
Exercise of stock options                    -            49,484              5
Exercise of callable warrants                -           253,250             25
Stock issued to employees under
  stock bonus plans                          -         1,914,177            192
Issuance of stock for goods and services     -         3,418,695            342
Issuance of stock for consulting services    -           523,298             52
Net reduction in notes receivable
  from employee stockholders                 -              -               -
Issuance of stock for notes receivable
  - employee stockholders                    -           178,973             18
Conversion of Class B common stock           -               200            -

                                     -------------  -------------  -------------

Balance    -   June   30,   2005       $      784    104,751,950     $   10,474
                                     =============  =============  =============



                                                                     Paid-in
                                        Class B        Class C      Capital in
                                        Common         Common       Excess of
                                        Stock          Stock        Par Value
                                     -------------  -------------  -------------
                                       Shares
                                     -------------

Balance   -  June  30,  2004                4,153     $      956   $152,090,431

Net income                                   -              -              -

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising
    during the year, net of tax              -              -              -
Exercise of stock options                    -              -            54,176
Exercise of callable warrants                -              -           200,042
Stock issued to employees under
  stock bonus plans                          -              -         2,447,829
Issuance of stock for goods and services     -              -         4,288,115
Issuance of stock for consulting services    -              -           625,061
Net reduction in notes receivable
  from employee stockholders                 -              -              -
Issuance of stock for notes
  receivable - employee stockholders         -              -           223,217
Conversion  of  Class B common stock         (200)          -              -
                                     -------------  -------------  -------------
Balance  -  June  30,   2005                3,953      $     956   $159,928,871
                                     =============  =============  =============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED JUNE 30, 2005


                                                        Notes
                                                      Receivable     Accumulated
                                                         From          Other
                                          Treasury     Employee    Comprehensive
                                            Stock    Stockholders       Loss
                                     -------------  -------------  -------------
Balance  - June 30, 2004              $  (675,390)    $ (842,634)   $   (45,871)

Net income                                   -              -              -

Other comprehensive loss, net of tax:
  Unrealized losses on securities
    arising during the year, net of tax      -              -          (136,379)
Exercise of stock options                    -              -              -
Exercise of callable warrants                -              -              -
Stock issued to employees under
  stock bonus plans                          -              -              -
Issuance of stock for goods and services     -              -              -
Issuance of stock for consulting services    -              -              -
Net reduction in notes receivable
  from employee stockholders                 -           220,228           -
Issuance of stock for notes receivable
  - employee stockholders                    -          (223,235)          -
Conversion of Class B common stock           -              -              -
                                     -------------  -------------  -------------
Balance  -  June 30, 2005              $ (675,390)   $  (845,641)  $   (182,250)
                                     =============  =============  =============



                                      Accumulated                  Comprehensive
                                        Deficit           Total    Income (Loss)
                                     -------------  -------------  -------------

Balance  -  June  30, 2004          $(107,383,692)  $ 43,154,424     $     -

Net income                              1,014,409      1,014,409      1,014,409

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising
    during the year, net of tax              -          (136,379)      (136,379)
Exercise of stock options                    -            54,181           -
Exercise of callable warrants                -           200,067           -
Stock issued to employees under
  stock bonus plans                          -         2,448,021           -
Issuance of stock for goods and services     -         4,288,457           -
Issuance of stock for consulting services    -           625,113           -
Net reduction in notes receivable from
  employee stockholders                      -           220,228           -
Issuance of stock for notes receivable
  - employee stockholders                    -              -              -
Conversion  of  Class B common stock         -              -              -
                                     -------------  -------------  -------------
Balance - June 30,  2005            $(106,369,283)  $ 51,868,521   $    878,030
                                     =============  =============  =============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2004


                                       Class A
                                      Non-Voting           Common Stock
                                       Preferred     ---------------------------
                                         Stock          Shares       Amount
                                     -------------  -------------  -------------
Balance - June 30, 2003                $      784     82,452,958    $     8,246

Net loss                                     -              -              -

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising
    during the year, net of tax               -             -             -
Exercise of stock options                     -          201,421             20
Exercise of callable warrants                 -        3,551,625            355
Stock issued to employees under stock
  bonus plans                                 -        1,792,648            179
Issuance of stock for goods and services      -        8,927,183            892
Issuance of stock for consulting services     -        1,223,198            122
Net reduction in notes receivable
  from employee stockholders                  -            -              -
Issuance of stock for notes receivable -
  employee stockholders                       -          264,840             26
Financing costs due to change in terms of
  warrants                                    -            -              -
                                     -------------  -------------  -------------
Balance - June 30, 2004                $      784     98,413,873     $    9,840
                                     =============  =============  =============


                                                        Paid-in
                                           Class C     Capital in
                                           Common       Excess of       Treasury
                                           Stock        Par Value         Stock
                                     -------------  -------------  -------------
Balance - June 30, 2003                $      956   $131,519,579     $ (675,390)

Net loss                                     -            -                -

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising
    during the year, net of tax               -          -                 -
Exercise of stock options                     -          219,428           -
Exercise of callable warrants                 -        3,636,789           -
Stock issued to employees under stock
  bonus plans                                 -        2,520,464           -
Issuance of stock for goods and services      -       12,001,820           -
Issuance of stock for consulting services     -        1,676,542           -
Net reduction in notes receivable
  from employee stockholders                  -          -                 -
Issuance of stock for notes receivable -
  employee stockholders                       -          276,859           -
Financing costs due to change in terms of
  warrants                                    -          238,950           -
                                     -------------  -------------  -------------
Balance - June 30, 2004                $      956   $152,090,431     $ (675,390)
                                     =============  =============  =============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2004


                                         Notes
                                       Receivable   Accumulated
                                          From          Other
                                         Employee   Comprehensive    Accumulated
                                      Stockholders  (Loss) Income      Deficit
                                     -------------  -------------  -------------
Balance - June 30, 2003               $  (654,246)   $    68,672   $(97,889,309)

Net loss                                     -              -        (9,494,383)

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising
    during the year, net of tax              -          (114,543)          -
Exercise of stock options                    -              -              -
Exercise of callable warrants                -              -              -
Stock issued to employees under
  stock bonus plans                          -              -              -
Issuance of stock for goods and services     -              -              -
Issuance of stock for consulting services    -              -              -
Net reduction in notes receivable
  from employee stockholders               88,497           -              -
Issuance of stock for notes receivable
  - employee stockholders                (276,885)          -              -
Financing costs due to change in
  terms of warrants                          -              -              -
                                     -------------  -------------  -------------
Balance - June 30, 2004               $  (842,634)   $   (45,871) $(107,383,692)
                                     =============  =============  =============



                                                                   Comprehensive
                                                        Total          Loss
                                                     ------------  -------------
Balance - June 30, 2003                             $ 32,379,292 $         -

Net loss                                              (9,494,383)    (9,494,383)

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising during
    the year, net of tax                                (114,543)      (114,543)
Exercise of stock options                                219,448           -
Exercise of callable warrants                          3,637,144           -
Stock issued to employees under stock bonus plans      2,520,643           -
Issuance of stock for goods and services              12,002,712           -
Issuance of stock for consulting services              1,676,664           -
Net reduction in notes receivable from employee
  stockholders                                            88,497           -
Issuance of stock for notes receivable - employee
  stockholders                                              -              -
Financing costs due to change in terms of warrants       238,950           -
                                                    -------------  -------------
Balance - June 30, 2004                             $ 43,154,424   $ (9,608,926)
                                                    =============  =============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     For the Years Ended June 30,
                                          -----------------------------------------------
                                              2006              2005             2004
                                          ------------      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                       $(29,963,357)    $  1,014,409     $ (9,494,383)

  Adjustments to reconcile net (loss)
    income to net cash (used in) provided
    by operating activities:
      Minority interest in income of
        partnerships                         1,039,625        1,051,401          951,940
      Depreciation and amortization          3,286,865        3,991,752        3,880,898
      Amortization of unearned license fee       -           (2,340,000)      (2,340,000)
      Loss from sale of physical medicine
        management business                    143,598           -                -
      Financing costs due to change in
        terms of warrants                        -               -               238,950
      Gain on sale of equipment                 (2,839)         (28,105)         (21,500)
      Provision for bad debts                1,472,635          164,293          330,997
      Compensatory element of stock
        issuances                            3,495,462        3,073,134        4,125,717
      Stock issued for costs and expenses    3,781,337        4,288,457       12,002,712
  (Increase) decrease in operating
    assets, net:
      Accounts, management fee and
        medical receivable                     659,240       (1,592,559)      (2,938,367)
      Notes receivable                          22,000         (548,000)          -
      Costs and estimated earnings
        in excess of billings on
        uncompleted contracts                7,580,484       (8,714,916)      (1,463,374)
      Inventories                            2,760,731          547,586       (4,528,085)
      Principal payments received on
        sales-type lease - related
        parties                                  -               -                14,285
      Principal payments received on
        sales-type lease                       173,751          153,412          135,456
      Prepaid expenses and other
        current assets                         504,287         (213,385)        (285,689)
      Other assets                              39,716          (17,520)         (37,722)
      Advances and notes to related
        parties medical practices               36,986          256,774          519,181
  Increase (decrease) in operating
    liabilities, net:
      Accounts payable                      (3,569,204)       3,100,044        1,664,772
      Other current liabilities               (420,720)       3,328,598        2,674,269
      Customer advances                      3,830,908       (6,125,756)       2,867,540
      Billings in excess of costs and
        estimated earnings on uncompleted
        contracts                            2,661,558       (2,482,265)      (1,814,534)
      Other liabilities                        (55,401)         (28,544)          (2,768)
      Due to related medical practices         (35,065)         (26,629)          -
      Income taxes payable                      (3,146)         (14,597)          15,430
                                           -----------     ------------     ------------
        NET CASH (USED IN) PROVIDED BY
          OPERATING ACTIVITIES              (2,560,549)      (1,162,416)       6,495,725
                                           -----------     ------------      -----------

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For the Years Ended June 30,
                                           ----------------------------------------------
                                               2006             2005             2004
                                           ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of marketable securities       $   (300,000)    $(13,388,404)    $(26,046,021)
  Sales of marketable securities              4,709,559       14,960,935       20,648,354
  Purchases of property and equipment        (2,440,530)      (2,204,290)      (1,935,186)
  Repayment of note receivable from buyers
    of A&A Services                                -                -             150,000
  Costs of capitalized software development    (714,254)        (788,321)        (630,263)
  Proceeds from sale of discontinued
    operations, net                                -                -                -
  Proceeds from sale of equipment                97,466           31,126           21,500
  Cost of patents and copyrights               (443,431)        (464,104)        (572,709)
                                           ------------     ------------     ------------
        NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES                  908,810       (1,853,058)      (8,364,325)
                                           ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  (Repayment of) proceeds from long-term
    debt                                        555,152       (5,500,000)       5,500,000
  Decrease (increase) in restricted cash          -            5,500,000       (5,500,000)
  Repayment of borrowings and capital lease
    obligations                                (298,671)        (444,653)      (1,003,935)
  Net proceeds from exercise of stock
    options and warrants                        784,240          254,248        3,928,182
  Distributions to holders of minority
    interest                                   (865,329)        (909,859)        (916,036)
  Repayment of notes receivable from
    employee stockholders                       516,424          158,352           -
                                           ------------     ------------     ------------
        NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                  691,816       (  941,912)       2,008,211
                                           ------------     ------------     ------------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                 (959,923)       (3,957,386)         139,611

CASH AND CASH EQUIVALENTS - BEGINNING OF
  YEAR                                       5,516,603         9,473,989        9,334,378
                                           ------------     ------------     ------------
CASH AND CASH EQUIVALENTS - END OF YEAR    $ 4,556,680      $  5,516,603     $  9,473,989
                                           ============     ============     ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 1 - DESCRIPTION OF BUSINESS AND LIQUIDITY AND CAPITAL RESOURCES

Description of Business
-----------------------

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

HMCA entered the physician and diagnostic management services business through the consummation of two acquisitions in fiscal 1997, two acquisitions in fiscal 1998, and one acquisition consummated in fiscal 1999. The acquired companies in all cases were actively engaged in the business of managing medical providers. The medical providers are diagnostic imaging centers, principally MRI scanning centers, multi-specialty practices and primary care practices. On April 8, 2003, HMCA sold all of its issued and outstanding stock of A&A Services, Inc., a physician practice management services organization engaged in the business of managing four primary care practices. On July 28, 2005, HMCA sold the assets consisting principally of the management agreements with the physical therapy and rehabilitation facilities, the assignment of other agreements and rights utilized in the physical therapy and rehabilitation facility management business, the physical therapy equipment, a portion of the accounts receivable and furniture and fixtures HMCA provided to the physical therapy and rehabilitation facilities (see Note 3 and 24). As a result of the sale on July 28, 2005, HMCA is only managing diagnostic imaging centers.

Liquidity and Capital Resources
-------------------------------

The Company's principal source of liquidity has been cash flows provided by operations. The Company's management currently expects this to continue. At June 30, 2006, the Company had working capital of $14,237,190. For the year ended June 30, 2006, the Company incurred a net loss of $29,963,357, which included non-cash charges and expenses satisfied by the issuance of common stock of approximately $12,177,000.

In order to conserve our capital resources the Company has and will continue to issue, from time to time, common stock and stock options to compensate employees and non-employees for goods and services. The Company is focusing on increased advertising and marketing campaigns and distribution programs to increase the

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 1 - DESCRIPTION OF BUSINESS (Continued)

Liquidity and Capital Resources (Continued)
------------------------------------------

demand for FONAR's products. Management anticipates that FONAR's capital resources will improve as Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales.

Given our June 30, 2006 cash and marketable securities balance of $9,494,522 and the Company's forecasted cash requirements, the Company's management anticipates that the Company's existing capital resources, funds generated from operations and funds expected to be received from note repayments, will be sufficient to satisfy our cash flow requirements through at least June 30, 2007. Should sales be less than forecast and expenses higher than anticipated, the Company may need to seek alternative sources of funds through the issuance of equity or debt financing or other alternatives including streamlining operations. There is no guarantee that such additional financing will be available if needed or that the Company will be able to significantly streamline operations.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The most significant estimates relate to accounts receivable allowances, intangible assets, income taxes, useful lives of property and equipment, contingencies, revenue recognition and litigation. In addition, healthcare industry reforms and reimbursement practices will continue to impact the Company's operations and the determination of contractual and other allowance estimates. Actual results could differ from those estimates.

Investment in Marketable Securities
-----------------------------------

The Company accounts for its investments using Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market value gains and losses are charged to operations if the securities are traded for short-term profit. Otherwise, such unrealized gains and losses are charged or credited to comprehensive income (loss).

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in Marketable Securities (Continued)
-----------------------------------

Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and re-evaluates such designations as of each balance sheet date. At June 30, 2006 and 2005, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair market value, with unrealized gains and losses reported in comprehensive income (loss). Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the accompanying Consolidated Statements of Operations.

Inventories
-----------

Inventories consist of purchased parts, components and supplies, as well as work-in-process, and are stated at the lower of cost determined on the first-in, first-out method or market.

Property and Equipment
----------------------

Property and equipment procured in the normal course of business is stated at cost. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is being depreciated for financial accounting purposes using the straight-line method over the shorter of their estimated useful lives, generally five to seven years, or the term of a capital lease, if applicable. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Maintenance and repair expenses totaled approximately $434,000, $738,000 and $598,000 for the years ended June 30, 2006, 2005 and 2004.

Management Agreements
---------------------

Amounts allocated to management agreements, in connection with two acquisitions completed during the period from June 1997 through August 1998, were amortized using the straight-line method over the 20-year term of the agreements. These management agreements were sold on July 28, 2005 (see Notes 3 and 24).

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Intangible Assets (Continued)
-----------------------

Revenue Recognition
-------------------

Revenue on sales contracts for scanners, included in "product sales" in the accompanying consolidated statements of operations, is recognized under the percentage-of-completion method. The Company manufactures its scanners under specific contracts that provide for progress payments. Production and installation take approximately three to six months. The percentage of completion is determined by the ratio of costs incurred to date on completed sub-assemblies to the total estimated cost for each scanner. Contract costs include purchased parts and components, direct labor and overhead. Revisions in cost estimates and provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. The asset, "Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts", represents revenues recognized in excess of amounts billed. The liability, "Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts", represents amounts billed in excess of revenues recognized.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

Advertising Costs
-----------------

Advertising costs are expensed as incurred. Advertising expense approximated $936,000, $1,604,000 and $2,576,000 for the years ended June 30, 2006, 2005 and
2004, respectively.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Minority Interest (Continued)
-----------------

The Company suspends allocation of losses to minority interest holders when the minority interest balance for a particular minority interest holder is reduced to zero. Any excess loss above the minority interest holders' balance is not charged to minority interest as the minority interest holders have no obligation to fund such losses.

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share
-------------------------------------------------------------------------------

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with Emerging Issues Task Force ("EITF 03-6"), "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6"), which nullifies EITF Topic D-95, "Effect of Participating Convertible Securities on the Computation of Basic Earnings Per Share," in periods when there is net income, the Company uses the two-class method to calculate the effect of the Company's participating convertible securities on basic EPS, which include the Class A Non-voting Preferred stock, Class B common stock and Class C common stock, and the if-converted method is used to calculate the effect of participating convertible securities on diluted EPS. In addition, these participating convertible securities were not included in the computation of basic EPS for the years ended June 30, 2006 and 2004 because the participating securities did not have a contractual obligation to share in the losses of the Company.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of certain options and warrants of approximately 660,000 as of June 30, 2005 has not been included in the computation of diluted EPS since the effect would be anti-dilutive. The number of common shares potentially issuable upon the exercise of options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation, because they are antidilutive as a result of the net losses, was as follows: 7,108,204 and 7,690,392 as of June 30, 2006 and 2004, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Earnings (Loss) Per Share
-------------------------
                            June 30                  June 30, 2005                 June 30
                          -----------   ---------------------------------------   ----------
                                                                      Class C
                                                         Common        Common
                             2006          Total          Stock         Stock        2004
                          -----------   -----------   -----------   -----------   ----------
Basic
-----

Numerator:
  Net income (loss)      $(29,963,357)   $1,014,409   $   991,855   $    22,554  $(9,494,383)
  Net income attributable
    to preferred
    stockholders                 -           70,641        70,641          -        -
  Net income (loss)
    available to
    common
    stockholders         $(29,963,357)   $  943,768   $   921,214   $    22,554  $(9,494,383)
                          ===========   ===========   ===========   ===========   ==========
Denominator:
  Weighted average
    shares outstanding    110,403,128                 101,591,997     9,562,824   91,027,951
                          ===========                 ===========   ===========   ==========
Basic earnings (loss)
     per common share         $(0.27)        $0.01         $0.01          $ -       $(0.10)
                              =======        =====         =====         =====      ========
Diluted
-------

Weighted average
  shares outstanding      110,403,128   101,591,997   101,591,997                 91,027,951
Stock options                    -          257,961       257,961                       -
Warrants                         -          468,139       468,139                       -
Conversion of Class
  C Common stock                 -        3,187,608     3,187,608                       -
                          -----------   -----------   -----------   -----------   ----------
Denominator for Diluted
  Earnings Per Share:
    Weighted average
      shares outstanding
      of common stock
      and equivalents     110,403,128   105,505,705   105,505,705                 91,027,951
                          ===========   ===========   ===========                 ===========
Diluted earnings (loss)
  per common share         $(0.27)         $0.01         $0.01                      $(0.10)
                            ======         =====         =====                      ======

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share (Continued)
-------------------------------------------------------------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS 123R. SFAS 123R requires the compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued on the grant date of such instruments, and will be recognized over the period during which an individual is required to provide service in exchange for the award (typically the vesting period). SFAS 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB Opinion 25. The Company has adopted SFAS 123R as of July 1, 2005. As of June 30, 2006 all options were fully vested and during the year ended June 30, 2006 the Company granted to an employee 50,000 options to purchase common stock at an exercise price of $1.00. Accordingly, no additional compensation charge was required because the value of these options was determined to be diminimus and therefore there was no impact on the condensed consolidated financial statements.

The Company adopted SFAS 123R using the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the fair value as measured under SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

Accordingly, the adoption of SFAS 123R's fair value method did not have a significant impact on our result of operations. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the following table. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather that as an operating cash flow as required under current literature. It is unlikely that the Company will have near term benefits from tax deductions. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because of various factors, including but not limited to the timing of employee exercises and whether the Company will be in a taxable position. At this time, there would be not tax impact related to the prior periods since the Company has a net loss.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share (Continued)
-------------------------------------------------------------------------------

For the period ending prior to July 1, 2005, as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation-Transaction and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company had elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25. "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The  following  table  illustrates  the effect on net  income  (loss) and income
(loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                      For the Years Ended
                                                            June 30,
                                                  -----------------------------
                                                       2005           2004
                                                  -------------   -------------
Net Income (Loss) Available to
  Common Stockholders, as Reported                $    943,768    $ (9,494,383)

Deduct:
  Total stock-based employee
    Compensation expense determined
    under fair value based method for                  216,362         438,751
    all awards                                    -------------   -------------

Proforma  Net Income (Loss)                       $    727,406    $  (9,933,134)
                                                  =============   =============

Basic and Diluted Net Earnings (Loss)
  Per Share, as Reported                                 $ 0.01         $(0.10)
                                                         ======         =======

Basic and Diluted Proforma Net Earnings
  (Loss) Per Share                                       $ 0.01          $(0.11)
                                                         ======          =======

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share (Continued)
------------------------------------------------------------------------------

The fair value of options  at  date  of  grant  was  estimated using the Black-
Scholes   fair   value  based  method  with  the  following  weighted   average
assumptions:

                                                        For the Years Ended
                                                             June 30,
                                                  -----------------------------
                                                      2005             2004
                                                  -------------   -------------
Expected life (years)                                        3               3
Interest rate                                             2.69%           2.69%
Annual rate of dividends                                     0%              0%
Volatility                                                  40%              55%

The weighted average fair value of the options at the date of grant, using the fair value based method, for the years ended June 30, 2005 and 2004 was estimated at $0.74 and $0.75, respectively.

Cash and Cash Equivalents
-------------------------

The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents.

Concentration of Credit Risk
----------------------------

Cash: The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits throughout the year. At June 30, 2006, the Company had cash on deposit of approximately $3,536,000 in excess of federally insured limits.

Related Parties: Net revenues from related parties accounted for approximately 50%, 29% and 40% of the consolidated net revenues for the years ended June 30, 2006, 2005 and 2004, respectively.

Fair Value of Financial Instruments
-----------------------------------

The financial statements include various estimated fair value information at June 30, 2006, 2005 and 2004, as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

Recent Accounting Pronouncements
--------------------------------

In May 2005, FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 and FASB No. 3." This statement requires retrospective application of prior periods' financial statements of changes in accounting principles, unless it is impracticable to determine the period specific effects, or the cumulative effect of the change. This pronouncement will be effective for fiscal years beginning after December 15, 2005. Currently, the Company does not have changes in accounting principle, the adoption of SFAS No. 154 will not have an impact on the Company's financial position or results of operations.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-An Amendment of FASB No. 133 and 140. The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No.155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006. We believe that the adoption of this standard on July 1, 2007 will not have a material effect on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of SFAS No. 140 SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently adjusted to the fair value at the end of each reporting period. This statement is effective in fiscal years beginning after September 15, 2006. We believe that the adoption of this standard on July 1, 2007 will not have a material effect on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, "Accounting of Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing the impact of this Interpretation on its consolidated financial statements, but does not expect it to have a material effect.

Investment At Cost
------------------

The Company has a 20% equity interest in an unconsolidated entity. The income on this investment is included under other income (expense).

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported net (losses) income for any periods presented.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2006


NOTE 3 - MANAGEMENT AGREEMENTS

In connection with two acquisitions completed in June of 1997 and August of 1998, a portion of the purchase price was allocated to various long-term management agreements. These management agreements were sold on July 28, 2005 (see Note 24). The cost, accumulated amortization and net carrying value at June 30, 2005 is as follows:
                               As of June 30, 2005
                               -------------------
                            Acquisition              Accumulated    Net Carrying
                                Date        Cost     Amortization     Value
                            -----------  ----------  ------------  -------------
Affordable Diagnostics, Inc.  June 1997  $1,441,684   $ 1,441,684   $       -

Dynamic Health Care
  Management, Inc.
  ("Dynamic")               August 1998   7,124,855     3,133,167      3,991,688
                            -----------  ----------  ------------  -------------
                                         $8,566,539    $4,574,851    $ 3,991,688
                                         ==========    ==========    ===========

Amortization of management agreements for the years ended June 30, 2006, 2005 and 2004 was $37,300, $633,577 and $633,577, respectively.

On May 23, 2005, HMCA and Dynamic terminated their management agreements with three related physical medicine practices, under which HMCA and Dynamic were managing six physical medicine facilities. Commensurate with this termination, HMCA and Dynamic entered into new management agreements with four unrelated medical practices to manage five of the same physical medicine facilities. Pursuant to the Termination and Replacement Agreements, the related medical practices assigned to HMCA and Dynamic medical receivables valued at $11,775,000 in consideration of management fees outstanding of $7,669,993 and termination fees of $4,105,007. The balance of the medical receivables as of June 30, 2006 is $6,053,007. The $4,105,007 was accounted for as a recovery of the capitalized management agreements, with $2,277,956 allocated to the Affordable Diagnostics, Inc. capitalized management agreements and $1,827,052 allocated to the Dynamic Healthcare Management, Inc. capitalized management agreements.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 4 - MARKETABLE SECURITIES

The following is a summary of marketable securities at June 30, 2006 and 2005:

                                                       June 30, 2006
                                          --------------------------------------
                                                        Unrealized   Fair Market
                                              Cost         Loss        Value
                                          ------------  -----------  -----------
Certificate of deposits                   $    600,000  $  (25,081)  $   574,919
U.S. Government Obligations                  2,494,500     (58,357)    2,436,143
Corporate and government
  agency bonds                               2,000,000    (152,315)    1,847,685
Equities - other                                89,422     (10,327)       79,095
                                          ------------  -----------  -----------
                                           $ 5,183,922  $ (246,080)  $ 4,937,842
                                          ============  ===========  ===========

                                                       June 30, 2005
                                          --------------------------------------
                                                        Unrealized   Fair Market
                                              Cost         Loss        Value
                                          ------------  -----------  -----------
Certificate of deposits                    $ 1,600,000  $  (17,925)  $ 1,582,075
U.S. Government Obligations                  3,781,987     (12,787)    3,769,200
Corporate and government
  agency bonds                               4,100,000    (149,175)    3,950,825
Equities - other                               111,494      (2,363)      109,131
                                          ------------  -----------  -----------
                                          $  9,593,481  $ (182,250)  $ 9,411,231
                                          ============  ===========  ===========

All debt securities are due within five years. At June 30, 2006, the amount of cost due within one year was $300,000.


NOTE 5 - MANAGEMENT FEE RECEIVABLE AND ACCOUNTS RECEIVABLE

The Company's customers are concentrated in the healthcare industry.

Management Fee Receivable
-------------------------

The Company's receivable from the related and non-related PCs substantially consists of fees outstanding under management agreements. Payment of the outstanding fees is dependent on collection by the PCs of fees from third party medical reimbursement organizations, principally insurance companies and health management organizations.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 5 - MANAGEMENT FEE RECEIVABLE AND ACCOUNTS RECEIVABLE (Continued)

Collection by the Company of its management fee receivable may be impaired by the uncollectibility of PCs medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Approximately 47%, 66% and 65%, respectively, of the PCs 2006, 2005 and 2004 net revenues were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps, including legally prescribed arbitrations, to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 38%, 22% and 32%, of the consolidated net revenues for the years ended June 30, 2006, 2005 and 2004, respectively.

Unaudited Financial Information of Unconsolidated Managed Medical Practices
---------------------------------------------------------------------------

Audited financial information related to the unconsolidated related PCs managed by the Company is not available. Substantially all of these medical practices' books and records are maintained on a cash basis, they depreciate their equipment on an accelerated tax basis and have a December 31 year end.

Summarized unaudited income statement data for the years ended December 31, 2005 and 2004 related to the unconsolidated medical practices managed by the Company are as follows:

                                 (000's omitted)
                                              2005         2004
                                          ------------  -----------
Patient Revenue - Net                     $    17,863   $    33,584
                                          ============  ===========
Income (Loss) from Operations
  (Income Tax - Cash Basis)               $       257   $        74
                                          ============  ===========
Net Loss (Income Tax - Cash Basis)        $      (506)  $      (247)
                                          ============  ===========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 5 - MANAGEMENT FEE RECEIVABLE AND ACCOUNTS RECEIVABLE (Continued)

Accounts Receivable
-------------------

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



NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of June 30, 2006 and 2005 is as follows:
                                                   As of June 30,
                                             --------------------------
                                                 2006           2005
                                             -----------    -----------

Costs incurred on uncompleted  contracts     $14,034,496    $18,364,046
Estimated earnings                             2,284,685      8,704,477
                                             -----------    -----------
                                              16,319,181     27,068,523
Less: Billings to date                        16,477,700     16,985,000
                                             -----------    -----------
                                             $  (158,519)   $10,083,523
                                             ===========    ===========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES (Continued)

Included in the accompanying consolidated balance sheets under the following captions:

                                                   As of June 30,
                                             --------------------------
                                                 2006           2005
                                             -----------    -----------
               Costs and estimated earnings
                 in excess of billings on
                 uncompleted contracts       $ 2,957,679   $10,538,163
               Costs and estimated earnings
                 in excess of billings on
                 uncompleted contracts -
                 related party                      -            -
               Less:  Billings in excess
                 of costs and estimated
                 earnings on uncompleted
                 contracts                     2,978,789       301,179
               Less:  Billings in excess of
                 costs and estimated earnings
                 on uncompleted contracts -
                 related party                   137,409       153,461
                                             -----------   -----------
                                             $  (158,519)  $10,083,523
                                             ===========   ===========

2)  Customer advances consist of the following:
                                         As of June 30, 2006
                                 ------------------------------------
                                              Related
                                    Total      Parties       Other
                                 -----------  ----------  -----------
      Total advances             $21,983,157  $1,491,566  $20,491,591
      Less: Advances on contracts
              under construction  16,477,700   1,450,000   15,027,700
                                 ----------- -----------  -----------
                                 $ 5,505,457  $   41,566  $ 5,463,891
                                 ===========  ==========  ===========

                                         As of June 30, 2005
                                 ------------------------------------
                                              Related
                                    Total      Parties        Other
                                 -----------  ----------  -----------
      Total advances             $18,659,549 $ 1,541,566  $17,117,983
      Less: Advances on contracts
              under construction  16,985,000   1,500,000   15,485,000
                                 ----------- -----------  -----------
                                 $ 1,674,549 $    41,566  $ 1,632,983
                                 =========== ===========  ===========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 7 - INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

                                                   As of June 30,
                                             ------------------------
                                                2006        2005
                                             -----------  -----------
Purchased parts, components and supplies     $ 5,315,368  $ 8,290,077
Work-in-process                                1,761,691    1,547,713
                                             -----------  -----------
                                             $ 7,077,059  $ 9,837,790
                                             ===========  ===========


NOTE 8 - INVESTMENT IN SALES-TYPE LEASE

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

The Company's investment in a sales-type lease as at June 30, 2006 and 2005 is as follows:

                                                   As of June 30,
                                             ------------------------
                                                2006         2005
                                             -----------  -----------
     Net minimum lease payments receivable    $  291,945   $  512,613
     Less: Unearned income                        12,917       59,834
                                              ----------   ----------
     Net investment in sales-type leases      $  279,028   $  452,779
                                              ==========   ==========
     Current portion                          $  279,028   $  173,751
     Non-current portion                            -         279,028
                                              ----------   ----------
                                              $  279,028   $  452,779
                                              ==========   ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2006 and 2005, is comprised of:

                                                   As of June 30,
                                             ------------------------
                                                2006         2005
                                             -----------  -----------
           Diagnostic equipment under capital
             leases                          $   780,150  $   800,339
           Diagnostic equipment                3,213,259    4,053,198
           Research, development and
             demonstration equipment           9,178,402    8,819,089
           Machinery and equipment             3,582,539    7,393,347
           Furniture and fixtures              2,124,453    3,581,104
           Equipment under capital leases      1,504,123    1,517,441
           Leasehold improvements              5,341,840    6,095,373
           Building                              924,114        -
                                             -----------  -----------
                                              26,648,880   32,259,891
           Less: Accumulated depreciation
                   and amortization           19,981,460   24,665,666
                                             -----------  -----------
                                             $ 6,667,420  $ 7,594,225
                                             ===========  ===========

Depreciation and amortization of property and equipment for the years ended June 30, 2006, 2005 and 2004 was $2,518,116, $2,651,310 and $2,626,849, respectively.

Equipment under capital leases has a net book value of $689,352 and $995,303 at June 30, 2006 and 2005, respectively.


NOTE 10 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2006 and 2005 are comprised of:

                                                   As of June 30,
                                             ------------------------
                                                2006         2005
                                             -----------  -----------
              Capitalized software
                development costs             $4,512,812  $4,159,882
              Patents and copyrights           3,579,103   3,135,672
                                              ----------  ----------
                                               8,091,915   7,295,554
              Less: Accumulated amortization   3,162,432   2,792,307
                                              ----------  ----------
                                              $4,929,483  $4,503,247
                                              ==========  ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 10 - OTHER INTANGIBLE ASSETS (Continued)

Information related to other intangible assets for the years ended June 30, 2006, 2005 and 2004 is as follows:

         Balance - Beginning of Year    $4,503,247   $3,957,687   $3,375,187
         Amounts capitalized             1,157,685    1,252,425    1,202,972
         Amortization                     (731,449)    (706,865)    (620,472)
                                        ----------   ----------   ----------
         Balance - End of Year          $4,929,483   $4,503,247   $3,957,687
                                        ==========   ==========   ==========

Amortization of patents and copyrights for the years ended June 30, 2006, 2005 and 2004 amounted to $110,493, $95,613 and $82,429, respectively.

Amortization of capitalized software development costs for the years ended June 30, 2006, 2005 and 2004 was $620,956, $611,252 and $538,043, respectively.

The estimated amortization of patents and copyrights and capitalized software development costs for the five years ending June 30, 2010 is as follows:

                                                        Capitalized
                                                         Software
            For the Years                 Patents and   Development
           Ending June 30,      Total     Copyrights       Costs
           ---------------   ----------   -----------   -----------
                2007         $  716,941   $  111,758    $  605,183
                2008            663,364      125,195       538,169
                2009            470,982      142,909       328,073
                2010            381,616      162,034       219,582
                2011            290,431      151,331       139,100
                             ----------   ----------    ----------
                             $2,523,334   $ 693,227     $1,830,107
                             ==========   ==========    ==========

The weighted average amortization period for other intangible assets is 9.5 years and has no residual value.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 11 - NOTES RECEIVABLE

Notes receivable as of June 30, 2006 and 2005 consist of the following:

                                      June 30,2006       June 30, 2005
                                      ------------       -------------
    Note Receivable - Sale of
      assets (Note 24)                $  6,600,000        $      -
    Note Receivable - (a)                   95,000             180,000
    Note Receivable - (b)                                      368,000
    Note Receivable - Other                  5,000               5,000
                                        ----------       -------------

    Total Notes Receivable               6,700,000             553,000

    Discount of note receivable        (   521,932)              -
                                      ------------       -------------
    Net Notes Receivable              $  6,178,068        $    553,000
                                       ===========       =============
    Current Portion                   $    459,398        $       -
    Long-Term Portion                 $  5,718,670        $    553,000

a) Notes receivable represents a note due from a customer for the purchase of a system. The note is payable over two years. The balance of this note receivable as of June 30, 2006 and 2005 is $95,000 and 180,000, respectively.

b) Included in notes receivable at June 30, 2005 are promissory notes totaling $368,000. These notes represented advances to unrelated PCs, in which HMCA had entered into management agreements. These agreements, along with the promissory notes, were sold on July 28, 2005 as part of the sale of the physical medicine management business (see Note 24).


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

On October 6, 2003 and June 28, 2004, the Company filed Registration Statements on Form S-3 to register 10,000,000 shares (5,000,000 shares on each date) of the Company's common stock to be issued for various costs and expenses of the Company. As of June 30, 2006, no shares of common stock of FONAR were available for future grant under this plan.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 12 - CAPITAL STOCK (Continued)

Common Stock (Continued)
------------

On August 9, 2005, the Company filed a Registration Statement on Form S-3 to register 10,000,000 shares of the Company's common stock to be issued for various costs and expenses of the Company. As of June 30, 2006, 6,695,162 shares of common stock of FONAR were available for future grant under this plan.

Class B Common Stock
--------------------

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. There were 3,953 of such shares outstanding at June 30, 2006 and 2005.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 12 - CAPITAL STOCK (Continued)

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

FONAR's 1997 Nonstatutory Stock Option Plan, adopted on May 9, 1997, permits the issuance of stock options covering an aggregate of 5,000,000 shares of common stock of FONAR. The options may be issued at such prices and upon such terms and conditions as are determined by FONAR. The 1997 Plan will terminate on May 8, 2007. As of June 30, 2006, options to purchase 357,900 shares of common stock of FONAR were available for future grant. Of the options granted under this plan, 2,228,943 remain outstanding.

FONAR's 2002 Incentive Stock Option Plan (the "FONAR 2002 Plan"), adopted on July 1, 2002, is intended to qualify as an incentive stock option plan under
Section 422A of the Internal Revenue Code of 1954, as amended. The FONAR 2002 Plan permits the issuance of stock options covering an aggregate of 2,500,000 shares of common stock of FONAR. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The FONAR 2002 Plan will terminate on June 30, 2012. As of June 30, 2006, options to purchase 1,273,572 shares of common stock of FONAR were available for future grant under this plan and 578,700 shares remain outstanding.

FONAR's 2005 Incentive Stock Option Plan (the "FONAR 2005 Plan"), adopted on February 16, 2005, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The FONAR 2005 Plan permits the issuance of stock options covering an aggregate of 2,000,000 shares of common stock of FONAR. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are non-transferable, are exercisable for a period not exceeding ten years, and expire upon the voluntary termination of employment. The FONAR 2005 Plan will terminate on February 14, 2015. As of June 30, 2006, 2,000,000 shares of common stock of FONAR were available for future grant under this Plan.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 12 - CAPITAL STOCK (Continued)

Options (Continued)
-------

Stock option activity and weighted average exercise prices under these plans and grants for the years ended June 30, 2006, 2005 and 2004 were as follows:

                                                     Weighted
                                                     Average    Aggregate
                                       Number of     Exercise   Intrinsic
                                        Options       Price       Value
                                       ----------   ---------   ---------
          Outstanding, June 30, 2003    3,690,693     $1.38        -
          Granted                         324,183      1.11        -
          Exercised                      (471,788)     0.98        -
          Forfeited                      (496,082)     2.57        -
                                        ---------   ---------   ---------
          Outstanding, June 30, 2004    3,047,006      1.22        -
          Granted                         150,973      1.28        -
          Exercised                      (200,456)     1.23        -
          Forfeited                      (161,875)     1.28        -
                                        ---------   ---------   ---------
          Outstanding, June 30, 2005    2,835,648      1.22        -
          Granted                       1,790,824       .71        -
          Exercised                    (1,704,824)      .71        -
          Forfeited                     (  55,005)     1.14        -
                                        ---------   ---------   ---------
          Outstanding, June 30, 2006    2,866,643     $1.20        -
                                        =========   =========   =========

          Exercisable at:
            June 30, 2004               2,425,311     $1.24
            June 30, 2005               2,287,947     $1.24
            June 30, 2006               2,866,643     $1.20

During the year ended June 30, 2006, 1,790,824 options were granted, of which, 50,000 were granted to an employee and 1,740,824 were granted to consultants. The compensatory element of the options granted was $109,936. During the year ended June 30, 2006, 1,704,824 of the options granted in 2006 were exercised. The fair value of the options granted in 2006 to the consultants was calculated under the Black Scholes pricing method factoring in the short-term exercise period. The value of the employee options was determined to be deminimus, as calculated using the Black Scholes pricing method. The model was based on an expected life of three years, interest rate of 4% and a 34% volatility.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

NOTE 12 - CAPITAL STOCK (Continued)

Options (Continued)
-------

The range of exercise prices for options outstanding as of June 30, 2006 was as follows:

                                                      Weighted
                                                      Average
                                       Number of      Remaining
                                        Options      Contractual
         Range of Exercise    Price   Outstanding   Life in Years
         -----------------   ------   -----------   -------------
         $ .58 - $1.125                2,075,789        4.9
         $1.13 - $1.69                   586,866        4.4
         $1.70 - $1.875                  203,988        5.1
                                       ----------
                                       2,866,643
                                       ==========

On March 10, 1997, HMCA adopted the 1997 Incentive Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 2,000,000 shares of the common stock of HMCA. Options to purchase 1,600,000 shares at an option price of $0.10 per share were granted on March 10, 1997. As of June 30, 2006, options to purchase 400,000 shares of HMCA common stock were available for future grant under this plan.

On December 16, 1998, HMCA adopted the 1998 Non-Statutory Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 500,000 shares of the common stock of HMCA. Options to purchase 400,000 shares at an option price of $1.00 per share were granted on December 16, 1998. During the year ended June 30, 2003, the Company issued 1,125,000 shares of FONAR common stock at a value of $1,226,251 to a related party in exchange for the options outstanding under the HMCA 1997 Incentive and 1998 Non-Statutory Stock Option Plans. As of June 30, 2006, 100,000 shares of HMCA common stock were available for future grant under this plan.

On December 16, 1998, HMCA adopted the 1998 Incentive Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 2,000,000 shares of the common stock of HMCA. Options to purchase 670,000 shares at an option price of $1.00 per share were granted on December 16, 1998. 470,000 of the options granted will not become exercisable unless and until such time as HMCA successfully completes a public offering of its securities, and 200,000 of the options will not become exercisable until one year thereafter. The options will expire on December 15, 2008. No options have vested as of June 30, 2006. As of June 30, 2006, options to purchase 1,330,000 shares of HMCA common stock were available for future grant under this plan.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 12 - CAPITAL STOCK (Continued)

Options (Continued)
-------

Stock option share activity and weighted average exercise prices under the HMCA plans and grants for the three years ended June 30, 2006, 2005 and 2004 were as follows:
                                                       Weighted
                                                       Average
                                        Number of      Exercise
                                         Options        Price
                                        -----------    --------
          Outstanding, June 30, 2004       660,000      $1.00
          Forfeited                          -
                                         ----------      -----
          Outstanding, June 30, 2005       660,000      $1.00
          Forfeited                          -
                                        ----------      -----
          Outstanding, June 30, 2006       660,000      $1.00
                                        ==========      =====

Stock Bonus Plans
-----------------

FONAR's 2003 Stock Bonus Plan, adopted on November 1, 2002, permitted FONAR to issue an aggregate of 5,000,000 shares of common stock of FONAR as bonus or compensation. As of June 30, 2006, no shares of common stock of FONAR were available for future grant under this plan.

FONAR's 2003 Supplemental Stock Bonus Plan, adopted May 1, 2003, permits FONAR to issue an aggregate of 5,000,000 shares of common stock of FONAR as bonus or compensation. FONAR selects the persons to whom bonus stock will be issued, the number of shares to be awarded and such other terms and conditions as it deems advisable. The 2003 Supplemental Stock Bonus Plan will terminate on April 30, 2013. As of June 30, 2006, no shares of common stock of FONAR were available for future grant under this plan.

On February 6, 2004, the Company filed a Registration Statement on Form S-8 to register 2,000,000 shares under the Company's 2004 Stock Bonus Plan that was adopted on February 4, 2004. As of June 30, 2006, no shares of common stock of FONAR were available for future grant under this plan.

On February 16, 2005, the Company filed a registration statement on Form S-8 to register 3,000,000 shares under FONAR's 2005 Stock Bonus Plan. As of June 30, 2006, no shares of common stock of FONAR were available for future grant under this plan.

On July 18, 2005, the Company filed a registration statement on Form S-8 to register 3,000,000 shares under FONAR's 2005 Supplemental Stock Bonus Plan. As of June 30, 2006, 319,006 shares of common stock of FONAR were available for future grant under this plan.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 12 - CAPITAL STOCK (Continued)

Warrants
--------

As of June 30, 2006, 1,050,000 warrants remain outstanding, which expire on May 24, 2009. The exercise price is $.79. The holder of the warrants has anti-dilution rights which provide for proportionate adjustments of the exercise price and number of underlying shares in the event of stock splits, stock dividends or reverse stock splits and sales of the Company's common stock below the warrant exercise price.


NOTE 13 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following:

                                                                 June 30,
                                                         ----------------------
                                                            2006        2005
                                                         ----------  ----------

Capital lease  requiring  monthly  payments of $13,623,
including  interest  at a  rate  of  10.51%  per  annum
through July 2010.  The loan is  collateralized  by the
related equipment.                                       $  540,876  $  625,602

Note  payable  requiring  monthly  payments of $21,083,
including  interest  at a rate of 8% per annum  through
August  31,  2007.  The note is  collateralized  by the
related equipment (see Note 20).                               -        500,834

Capital  lease  requiring  monthly  payments of $2,997,
including interest at a rate of 8.36% per annum through
October 2008. The loan is collateralized by the related
equipment.                                                   75,493     103,616

Note payable  requiring monthly payments of interest at
a  rate  of 7%  until  May  2009  followed  by  monthly
payments of $3,908 through May 2026. A final payment of
$555,152  will  be due on May  29,  2026.  The  loan is
collateralized by the related building.                     555,152        -

Other  (including   capital  leases  for  property  and
equipment).                                                 234,173     161,462
                                                         ----------  ----------
                                                          1,405,694   1,391,514
Less:  Current portion                                      233,751     425,143
                                                         ----------  ----------
                                                         $1,171,943  $  966,371
                                                         ==========  ==========

FONAR CORPORATION AND SUBSIDIARIES NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2006


NOTE 13 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (Continued)

The maturities of long-term debt over the next five years are as follows:

                     Years Ending
                        June 30,
                     ------------
                          2007     $  233,751
                          2008        206,464
                          2009        186,155
                          2010        183,451
                          2011         36,587
                        Thereafter    559,286
                                   ----------
                                   $1,405,694
                                   ==========


NOTE 14 - INCOME TAXES

Components of the current provision for income taxes are as follows:

                              Years Ended June 30,
                      -------------------------------------
                         2006          2005         2004
                      ----------    ----------   ----------

             Current:
               Federal$   33,546    $    -       $   -
               State      20,488        64,041       29,889
                      ----------    ----------   ----------
                      $   54,034    $   64,041   $   29,889
                      ==========    ==========   ==========


A reconciliation of the federal statutory income tax rate to the Company's effective tax rate as reported is as follows:

                                           Years Ended June 30,
                                   ------------------------------------
                                       2006        2005        2004
                                   ----------  ----------  ----------

        Taxes at federal statutory
          Rate                        (34.0)%     34.0%    (34.0)%
        State and local income
          taxes (benefit), net of
          federal benefit               0.2        5.9       0.3
        Permanent differences           1.7        2.5       1.8
        Increase in the valuation
          allowance                    32.3      (36.5)     32.2
                                     ------     ------    ------
        Effective income tax rate       0.2%       5.9%      0.3%
                                     ======     ======    ======

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2006


NOTE 14 - INCOME TAXES (Continued)

As of June 30, 2006, the Company has net operating loss ("NOL") carryforwards of approximately $132,839,000 that will be available to offset future taxable income. The utilization of certain of the NOLs is limited by separate return limitation year rules pursuant to Section 1502 of the Internal Revenue Code. The expiration dates of NOL carryforwards are as follows:

                        June 30,
                        --------
                          2012  $  5,500,000
                          2013       845,000
                          2019    15,852,000
                          2020    18,718,000
                          2021    19,657,000
                          2022    19,711,000
                          2023    16,260,000
                          2024     9,257,000
                          2025        44,000
                          2026    26,995,000
                                ------------
                                $132,839,000
                                ============

The Company has, for federal income tax purposes, research and development tax credit carryforwards aggregating $3,589,295, which are accounted for under the flow-through method. The tax credit carryforwards expire as follows:

                          June 30,
                          --------

                          2012    $   70,145
                          2013       402,590
                          2018       432,195
                          2019       378,193
                          2020       448,221
                          2022       441,865
                          2023       444,970
                          2024       440,499
                          2025       285,564
                          2026       245,053
                                  ----------
                                  $3,589,295
                                  ==========

In addition, for New York State income tax purposes, the Company has tax credit carryforwards, aggregating approximately $1,178,000, which are accounted for under the flow-through method. The tax credit carryforwards expire during the years ending June 30, 2006 to June 30, 2024.

The Company has capital loss carryforwards of $5,500,000 that expire as of June 30, 2009.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 14 - INCOME TAXES (Continued)

The Company has charitable contributions of approximately $223,000, which expire during the years ending June 30, 2007 to June 30, 2010.

Significant components of the Company's deferred tax assets and liabilities at June 30, 2006 and 2005 are as follows:

                                                                June 30,
                                                    ---------------------------
                                                         2006            2005
                                                    ------------  ------------
Deferred tax assets:
  Allowance for doubtful accounts                   $ 1,899,465   $ 1,321,784
  Non-deductible accruals                               368,184       551,952
  Net operating carryforwards                        53,135,677    42,107,182
  Tax credits                                         4,692,958     4,536,499
  Inventory capitalization for
    tax purposes                                        288,171        94,461
  Property and equipment and
    depreciation                                      1,021,206         -
  Capital losses carryforwards                          529,412     1,329,528
  Charitable contributions                                4,800        93,987
                                                    ------------  ------------
                                                     61,939,873    50,035,393
Valuation allowance                                 (61,001,305)  (48,610,326)
                                                    ------------  ------------
Net deferred tax assets                                 938,568     1,425,067
                                                    ------------  ------------

Deferred tax liabilities:
  Fixed and intangible assets
  Capitalized software development                        -          (526,409)
    Costs
                                                       (938,568)     (898,658)
Gross deferred tax liabilities                      ------------ -------------
                                                       (938,568)   (1,425,067)
Net deferred tax liabilities                        ------------ -------------
                                                    $    -       $     -
                                                    ============ =============

The net change in the valuation allowance for deferred tax assets increased by approximately $12,390,979 and $450,352, respectively, for the years ended June 30, 2006 and 2005.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 15 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:

                                     2006         2005
                                 ------------  ----------
Royalties                        $   716,321    $ 903,697
Accrued salaries, commissions
  and payroll taxes                1,146,160    2,092,398
Accrued interest                     535,209      535,209
Litigation judgements                193,349      213,672
Sales tax payable                  2,180,313    2,443,049
Other                              1,330,483    1,286,065
                                 ------------  ----------
                                 $ 6,101,835   $7,474,090
                                 ============  ==========


NOTE 16 - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company rents its operating facilities and certain equipment, pursuant to operating lease agreements expiring at various dates through December 2013. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

In May 2002,  HMCA  entered  into a sub-lease  agreement  (as amended in January
2003) with an entity owned by a relative of Raymond V. Damadian. The sub-lease agreement expires on September 30, 2009. Rental income under the sub-lease agreement for the years ended June 30, 2006, 2005 and 2004 amounted to $102,329, $97,587 and $39,971, respectively. The amount due from the related party at June 30, 2006 was $19,652 and is included in current portion of advances and notes to related medical practices (see Note 19).

During 2003, HMCA entered into a sub-lease agreement with a third party. The sub-lease agreement expires on June 30, 2006. Rental income under the sub- lease agreement for the years ended June 30, 2006, 2005 and 2004 amounted to approximately $87,000, $129,000 and $130,000, respectively. The rental income is included in the consolidated statements of operations under costs related to management and other fees - related medical practices.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

Future  minimum  operating  lease  commitments,   along  with  sub-lease  income
consisted of the following at June 30, 2006:

                                          Facilities
                                             And
                                           Equipment
                      Year Ending         (Operating   Sub-Lease
                       June 30,              Lease)     (Income)
                      -----------        -----------   ----------
                         2007            $ 2,391,766   $ (84,000)
                         2008              2,378,128     (84,000)
                         2009              1,705,193     (84,000)
                         2010                735,713     (84,000)
                         2011                563,830     (21,000)
                      Thereafter           1,497,891         -
                                         -----------   ---------
              Total minimum obligations  $ 9,272,521   $(357,000)
                                         ===========   =========

Rent expense for operating leases approximated $2,922,995, $3,316,000 and $3,286,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

License Agreements
------------------

The Company has license agreements with two separate companies, which require the Company to pay a royalty on the Company's future sales of certain MRI imaging apparatus. Royalty expense charged to operations for the years ended June 30, 2006, 2005 and 2004 approximated $65,000, $868,000 and $802,000, respectively.

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

Employee Benefit Plans
----------------------

The Company has a non-contributory 401(k) Plan (the "401(k) Plan"). The 401(k) Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were no employer contributions to the Plan for the years ended June 30, 2006, 2005 and 2004.

The stockholders of the Company approved the 2000 Employee Stock Purchase Plan ("ESPP") at the Company's annual stockholders' meeting in April 2000. The ESPP provides for eligible employees to acquire common stock of the Company at a discount, not to exceed 15%. This plan has not been put into effect as of June 30, 2006.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

In March 2005, the Company settled a litigation for $550,000, which arose during the installation of a scanner when an employee of a customer's subcontractor was injured. The Company believed that it was not at fault but elected to settle the case to avoid the cost and uncertainty of litigation. At June 30, 2004, the Company reserved $200,000 in anticipation of a settlement. During the year ended June 30, 2005, the Company recorded an additional $350,000 shown in other expenses in the accompanying consolidated statement of operations, to reflect the balance of the settlement (see Note 17).

Certain no-fault insurers have raised issues concerning whether the Company's clients the "PC's" are in compliance with certain laws, including, but not limited to, laws governing their corporate structure and/or licensing, their entitlement or standing to seek and/or obtain no-fault benefits, and/or laws prohibiting the corporate practice of medicine, fee-splitting and/or physician self referrals. To the extent any claims are asserted against the PC's, the settlement of such claims could result in the PC's waiving their rights to collect certain of their insurance claims. Management believes that the Company and the PC's are not in violation of any of the above mentioned laws. Since the resolution or settlement of these claims with the insurance companies could have a material impact on the collection of management fees by the Company from its PC's, the Company has provided reserves for uncollectable fees related to this matter.

Potential Delisting of the Company's Common Stock
-------------------------------------------------

The Company received written notification from the Nasdaq Stock Market on December 22, 2005 that the bid price of its common stock for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Marketplace Rule 4310(c)(4) (the "Rule"). Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(D), the Company has been provided an initial period of 180 calendar days, or until June 20, 2006, to regain compliance. The notice states that the Company has achieved compliance with the Rule if at any time before June 20, 2006 the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. The Company has been granted an extension to achieve compliance until December 20, 2006.

If the Company cannot demonstrate compliance with the bid price rule by December 20, 2006, than the Staff will provide written notice that the Company's securities will be delisted. At that time, the Company may appeal the Staff's determination to delist its securities to a Listing Qualifications Panel.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 17 - OTHER INCOME (EXPENSE)

Other income (expense) consists of:

                             For the Years Ended June 30,
                         -----------------------------------
                            2006          2005         2004
                         ----------  ----------   ----------
Income from investment   $  156,000  $  180,000  $  117,000
Other income (expense)      171,000     322,178     131,356
Litigation settlements        -        (350,000)   (232,109)
                         ----------  ----------  ----------
                         $  327,000  $  152,178  $   16,247
                         ==========  ==========  ==========


NOTE 18 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2006, 2005 and 2004, the Company paid $281,903, $225,177 and $264,819 for interest, respectively. During the years ended June 30, 2006, 2005 and 2004, the Company paid $57,180, $78,638 and $14,459 for income taxes, respectively.

Non-Cash Transactions
---------------------

- During the Year Ended June 30, 2006:

a)   The Company acquired equipment of $132,262 under capital lease obligations.

b) The Company received notes receivable from employee stockholders of $422,673 in connection with issuance of 674,339 shares of its common stock.

c) In connection with the Company's sale of its subsidiary in January 2006, an equipment loan totaling $374,565 was assumed by the purchaser.


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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 19 - ADVANCES AND NOTES TO RELATED MEDICAL PRACTICES

During 1994, Melville MRI, P.C. ("Melville Center"), a New York professional corporation, of which Raymond V. Damadian is the sole shareholder, director and president, purchased an MRI scanner from the Company. The balance due under this note as of June 30, 2005 was $45,872. As of September 9, 2005, this note was paid in full. Interest income on this note for the years ended June 30, 2006, 2005 and 2004 amounted to $383, $7,148 and $19,649, respectively.

Canarsie MRI Associates ("Canarsie"), a joint venture partnership, of which MRI Specialties, Inc. ("Specialties") is an owner, is a party to a service agreement for its scanner with the Company at an annual fee of $70,000. In addition, during fiscal 2001, Canarsie purchased a QUAD MRI scanner from the Company, for a purchase price of $850,000, payable as follows: (1) $400,000 downpayment (received April 2001); (2) $450,000 in 84 equal monthly installments, including interest at 6%, pursuant to a promissory note to be executed upon acceptance of the scanner. Timothy Damadian, the son of Raymond V. Damadian, is the sole stockholder, Director and President of Specialties. The balance due under this note as of June 30, 2006 was $177,054. Interest income on this note for the years ended June 30, 2006, 2005 and 2004 amounted to $12,791, $16,631 and
$20,247, respectively.

The Company has cumulative advances due from a former subsidiary, Tallahassee Magnetic Resonance Imaging, P.A., totaling $546,183 as of June 30, 2006. This balance is payable as follows: (1) Monthly payments of interest only of $2,730 until August 2007 (2) $546,183 in 40 monthly installments, including interest at 6%, pursuant to a promissory note.

The maturities of advances and notes to related medical practices over the next five years are as follows:

                              Years Ending
                                June 30,
                              ------------
                                  2007    $ 89,824
                                  2008     217,856
                                  2009     212,382
                                  2010     180,000
                                  2011      66,183
                                          --------
                                          $766,245
                                          ========

NOTE 20 - SALE OF SUBSIDIARY

On January 31, 2006, the Company sold 100% of the stock of Tallahassee Magnetic Resonance Imaging, P.A. to Raymond V. Damadian for a deminimus amount since the liabilities exceeded the assets. No gain or loss was recognized on this sale. Revenue recognized from this entity totaled $590,883 and $1,272,859 for the year ended June 30, 2006 and 2005, respectively.


NOTE 21 - SEGMENT AND RELATED INFORMATION

The Company provides segment data in accordance with the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information".

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of diagnostic imaging services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales are market-based. The Company evaluates performance based on income or loss from operations.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 21 - SEGMENT AND RELATED INFORMATION (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                  Physician
                                   FONAR        Management and
                                  Medical         Diagnostic
                                 Equipment         Services         Totals
                                ------------    --------------   -----------
Fiscal 2006:
-----------

Net revenues from external
  customers                     $ 19,708,055    $ 13,368,274     $ 33,076,329
Intersegment net revenues       $    587,465    $    -           $    587,465
Loss from operations            $(24,742,622)   $ (4,981,864)    $(29,724,486)
Depreciation and amortization   $  2,028,332    $  1,258,533     $  3,286,865
Compensatory element of stock
  issuances                     $  1,172,254    $    723,208     $  1,895,462
Termination costs paid with
  common stock                  $    -          $  1,600,000     $  1,600,000
Total identifiable assets       $ 31,264,366    $ 25,965,178     $ 57,229,544
Capital expenditures            $  1,552,275    $  2,045,940     $  3,598,215

Fiscal 2005:
-----------

Net revenues from external
  customers                     $ 81,266,949    $ 23,631,595     $104,898,544
Intersegment net revenues       $    506,955    $     -          $    506,955
Income from operations          $    751,570    $    911,732     $  1,663,302
Depreciation and amortization   $  2,343,146    $  1,648,606     $  3,991,752
Compensatory element of stock
  issuances                     $  1,290,346    $  1,782,788     $  3,073,134
Total identifiable assets       $ 46,265,840    $ 29,828,642     $ 76,094,482
Capital expenditures            $  1,943,091    $  1,513,624     $  3,456,715

Fiscal 2004:
-----------

Net revenues from external
  customers                     $ 48,629,455    $ 22,979,902     $ 71,609,357
Intersegment net revenues       $    474,584    $    -           $    474,584
(Loss) income from operations   $ (8,777,961)   $    307,667     $ (8,470,294)
Depreciation and amortization   $  2,322,363    $  1,558,535     $  3,880,898
Compensatory element of stock
  issuances                     $  2,039,079    $  2,086,638     $  4,125,717
Total identifiable assets       $ 48,891,815    $ 28,309,031     $ 77,200,846
Capital expenditures            $  2,642,212    $    772,799     $  3,415,011

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 21 - SEGMENT AND RELATED INFORMATION (Continued)

Export Product Sales
--------------------

The Company's areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 23.2%, 9.4% and 1.0% of product sales revenues to third parties for the years ended June 30, 2006, 2005 and 2004, respectively.

The foreign product sales, as a percentage of product sales to unrelated parties, were made to customers in the following countries:

                                For the Years Ended June 30,
                                ----------------------------
                                2006        2005        2004
                                ------      ----        -----
                 Puerto Rico     -  %       3.8%         .3%
                 Kuwait          9.7        -           -
                 Spain           -          -            .7
                 Switzerland     -          1.9         -
                 England         7.6        2.8         -
                 Germany         5.9         .9         -
                                ------      ----        -----
                                23.2%       9.4%        1.0%
                                =====       ====        =====

Foreign Service and Repair Fees
-------------------------------

The Company's areas of service and repair are principally in the United States. The Company had foreign revenues of service and repair of medical equipment amounting to 8.2%, 9.0% and 14.3% of consolidated net service and repair fees for the years ended June 30, 2006, 2005 and 2004, respectively. The foreign service and repair fees, as a percentage of total service and repair fees, were provided principally to the following countries:

                                For the Years Ended June 30,
                                -----------------------------
                                2006        2005        2004
                                ----        ----        -----
                 Korea           .9%        1.2%         2.2%
                 Spain          2.0         2.8          3.5
                 Puerto Rico    1.1          .3          -
                 Saudi Arabia    .9         1.4          2.5
                 Poland          .9         1.5          2.8
                 Switzerland     .7          -           -
                 Germany         .2          -           -
                 England         .2          -           -
                 Scotland       1.3         1.8          3.3
                                ----        ----        -----
                                8.2%        9.0%        14.3%
                                ====        ====        =====
The Company does not have any material assets outside of the United States.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                     (000's omitted, except per share data)

                                           For the Quarters Ended
                          -----------------------------------------------------------------
                          September 30,  December 31,    March 31,   June 30,
                               2005          2005          2006         2006         Total
                          -------------  ------------  -----------  ------------  ---------
Total Revenues - Net         $ 10,153       $ 10,541     $  7,103     $  5,279    $ 33,076

Total Costs and Expenses       18,188         16,085       14,461       14,067      62,801

Net Loss                       (8,317)        (5,358)      (7,357)      (8,931)    (29,963)

Basic and Diluted Net Loss
  Per Share                  $  (0.08)      $  (0.05)    $  (0.07)    $  (0.07)   $  (0.27)



                                           For the Quarters Ended
                          -----------------------------------------------------------------
                          September 30,  December 31,    March 31,   June 30,
                               2004          2004          2005        2005         Total
                          -------------  ------------  -----------  ------------  ---------
Total Revenues - Net          $ 25,068      $ 29,499    $  25,330     $  25,002   $ 104,899

Total Costs and Expenses        24,161        28,276       25,355        25,443     103,235

Net Income (Loss)                  786         1,141         (480)         (433)      1,014


Basic and Diluted Net
  Income Per Share             $  0.01      $   0.01    $    -        $   -       $    0.02



Income (loss) per share from operations for each quarter was computed independently using the weighted-average number of shares outstanding during the quarter. However, income (loss) per share for the year was computed using the weighted-average number of shares outstanding during the year. As a result, the sum of the income (loss) per share for the four quarters may not equal the full year income (loss) per share.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 23 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following represents a summary of allowance for doubtful accounts for the years ended June 30, 2006, 2005 and 2004, respectively:


                                  Balance                                 Balance
Description                   June 30, 2005  Additions     Deductions  June 30, 2006
-----------                   -------------  ------------  ----------  -------------
Receivables from equipment
  sales and service contracts   $  498,452   (1)$145,635   $    -       $   644,087
Receivables from equipment
  sales and service contracts
  - related parties                646,621          -           -           646,621
Management fee receivable from
  related medical practices      2,017,163  (1)1,327,000     290,677      3,053,486
Advance and notes to related
  parties                          364,791          -          -            364,791


                                  Balance                                  Balance
Description                   June 30, 2004    Additions   Deductions  June 30, 2005
-----------                   -------------  ------------  ----------  -------------
Receivables from equipment
 sales and service contracts   $   467,990   (1)$30,462     $  -         $  498,452
Receivables from equipment
 sales and service contracts
 - related parties                 655,563         -         (1)8,942       646,621
Management fee receivable from
  related medical practices      1,874,390   (1)142,773         -         2,017,163
Advance and notes to related
  parties                          364,791         -            -           364,791

                                  Balance                                 Balance
Description                   June 30, 2003   Additions    Deductions  June 30, 2004
-----------                   -------------  ------------  ----------  -------------
Receivables from equipment
  sales and service contracts  $   442,437    (1)$25,553    $   -        $  467,990
Receivables from equipment
  sales and service contracts
  - related parties                694,655          -      (1)39,092        655,563
Management fee receivable from
  related medical practices      1,296,390    (1)578,000        -         1,874,390
Advance and notes to related
  parties                          446,035          -      (1)81,244        364,791

(1)  Included in provision for bad debts.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 24 - SALE OF PHYSICAL MEDICINE MANAGEMENT BUSINESS

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

The assets sold consisted principally of the management agreements with the physical therapy and rehabilitation facilities, the assignment of other agreements and rights utilized in the Company's physical therapy equipment, a portion of the accounts receivable and furniture and fixtures the Company provided to the physical therapy and rehabilitation facilities.

The sale was made to Health Plus. There is no material relationship between Health Plus and FONAR, HMCA or Dynamic, or any of their respective directors or officers or associates of any such person. The two principals of Health Plus were employed by HMCA and Dynamic up to the time of the closing of the transaction in HMCA's physical therapy and rehabilitation facility management business. In consideration for the termination of their employment agreement, these two individuals each became entitled to receive $800,000. In addition, each became entitled to receive $200,000 for billing and collection services to be provided on behalf of HMCA and Dynamic with respect to a portion of the accounts receivable of certain physical therapy and rehabilitation facilities which arose during the period when HMCA was engaged in the management of those facilities. The $1,000,000 payable to each of these individuals was satisfied in shares of FONAR common stock. During the year the Company issued 1,871,490 shares totaling $1,995,675. The remaining balance under this obligation at June 30, 2006 is $4,325 which is included in other current liabilities. The Company capitalized $400,000 with respect to collection services. During the year ended June 30, 2006, $400,000 was charged to compensatory element of stock.

The purchase price under the Asset Purchase Agreement was $6.6 million, payable pursuant to a promissory note (the "Note") in 120 monthly installments commencing on August 28, 2005. The first twelve installments are interest only and the remaining 108 payments will consist of equal installments of principal and interest in the amount of $76,014 each. The Note is secured by a first lien on all of the assets of Health Plus, including its accounts receivable. The Note is subject to prepayment provisions to the extent Health Plus resells all or part of the assets and business or utilizes the assets sold as collateral in any debt financing. The note provides for interest at 5% per annum. The fair value assigned to the note was $6,078,068 reflecting a discount of $521,932 for the below market interest rate. At June 30, 2006 the balance of the note was $6,600,000, the unamortized debt discount was $521,932 and the carrying value of the note receivable was $6,078,068.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 24 - SALE OF PHYSICAL MEDICINE MANAGEMENT BUSINESS (Continued)

The Company recognized revenue from the disposed business of approximately $9.6 million during the year ended June 30, 2005. In connection with this sale, the Company recorded a loss of $143,598 during the year ended June 30, 2006. In addition, the Company recorded a charge to earnings during the quarter ended September 30, 2005 of $1.6 million related to the termination of the employment contracts discussed above.

The following schedule shows the calculation of the loss on sale of the physical medicine business:

Selling Price                                    $6,600,000
Less: Discount for below market interest           (521,932)
                                                 ------------
Net selling price                                 6,078,068

Assets sold:

Management fee receivable                        $1,388,547
Property and equipment - net                        444,230
Notes receivable                                    431,000
Management agreements - net                       3,954,389
Security deposits                                     3,500
                                                 ------------
Subtotal                                          6,221,666
                                                 ------------
Loss on sale of business                         $ (143,598)
                                                 ============


NOTE 25 - SUBSEQUENT EVENTS


Issuances of Common Stock
-------------------------

During the period from July 1, 2006 through August 30, 2006:

a)   The  Company   issued  50,749  shares  of  common  stock  to  employees  as compensation of $19,199 under stock bonus plans.

b) The Company issued 135,000 shares of common stock to consultants and others at a value of $61,800.

c) The Company issued 4,377,881 shares of common stock for costs and expenses of $1,917,069.

d) The Company issued 92,000 shares of common stock upon the exercise of stock options resulting in proceeds of $49,680.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with our independent registered public accounting firm or other matters requiring disclosure under Regulation S-K, Item 304(b).


ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). As of the end of the period covered by this report (June 30, 2005), our disclosure controls and procedures were determined to be effective.


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

As of June 30, 2006, management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors, and based on this assessment, management has determined that as of June 30, 2006, there were no material weaknesses or significant deficiencies in our internal control over financial reporting. In the absence of material weaknesses or significant deficiencies, management has concluded that, as of June 30, 2006, Fonar Corporation and Subsidiaries did have effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Marcum & Kleigman LLP, our independent registered public accounting firm, which audited our consolidated financial statements included in our Annual Report on Form 10-K, has issued its attestation report on our management's assessment of our internal control over financial reporting.


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

The officers and directors of the Company are set forth below:

Raymond V. Damadian, M.D.     70          President, Treasurer,
                                          Chairman of the Board
                                          and a Director

David B. Terry                59          Senior Vice President
                                                   and Secretary

Claudette J.V. Chan           68          Director

Robert J. Janoff              79          Director

Charles N. O'Data             70          Director

Robert Djerejian              74          Director


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


ITEM 11.  EXECUTIVE COMPENSATION.

With the exception of the Chief Executive Officer, the compensation of the Company's executive officers is based on a combination of salary and bonuses based on performance. The Chief Executive Officer's compensation consists of a salary.

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

There is set forth in the following Summary Compensation Table the compensation provided by us during fiscal 2006 to its Chief Executive Officer. There is set forth in the following Option Grant Table and Option Exercise Table any stock options granted and exercised by Dr. Damadian during fiscal 2006.

I.  SUMMARY COMPENSATION TABLE
                                                    Long Term Compensation
                                             -----------------------------------
            Annual Compensation                   Awards             Payouts
------------------------------------------   ------------------  ---------------
  (a)       (b)     (c)       (d)   (e)         (f)       (g)     (h)     (i)
  Name                             Other                                   All
  and                              Annual    Restricted                   Other
Principal                          Compen-    Stock     Options   LTIP   Compen-
Position           Salary    Bonus sation    Award(s)    SARs    Payouts sation
   2       Year     ($)       ($)   ($)      ($)          (#)      ($)    ($)
---------  ----  ----------  ----- -------   ---------- -------  ------- -------
Raymond V. 2006  $93,059.68    -      -           -        -        -       -
Damadian,  2005  $86,799.98    -      -           -        -        -       -
CEO        2004  $86,799.99    -      -           -        -        -       -
---------  ----  ----------  ----- -------   ---------- -------  ------- -------

II.  OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                    Potential
                                                    Realizable Value
                                                    At Assumed
                                                    Annual Rates     Alternative
                                                    of Stock Price   to (f) and
                                                    Appreciation     (g): Grant
                   Individual Grants                for Option Term  Date  Value
--------------------------------------------------- ---------------  -----------
  (a)        (b)       (c)        (d)       (e)        (f)   (g)        (h)
                    % of Total
                    Options/
                    SARs
           Options/ Granted to Excercise                               Grant
           SARs     Employees  or Base                                 Date
           Granted  in Fiscal  Price     Expiration                    Present
Name       (#)      Year       ($/Sh)    Date        5%($)   10%($)    Value $
---------- -------- ---------- --------- ----------  -----   ------  -----------
Raymond V.
Damadian,      0        -          -          -         -       -        -
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
Damadian,
President and CEO

The Company pays premiums for life insurance on its Chief Executive Officer. The insurance policies are owned by a life insurance trust. The cash surrender value of the life insurance policies, in the approximate amount of $1.2 million, was contributed to capital during the first quarter of 2007 pursuant to a split dollar agreement.

EMPLOYEE COMPENSATION PLANS

Equity Compensation Plan Information as of June 30, 2006

Plan category   Number of securities  Weighted-average     Number of securities
                to be issued upon     exercise price of    remaining available
                exercise of           outstanding options, for future issuance
                outstanding options,  warrants and rights  under equity
                warrants and rights                        compensation plans
                                                           (excluding securities
                                                           reflected in column
                                                           (a)

Equity                 2,866,643                $1.20               3,621,472
compensation
plans
approved by
security
holders

Equity                      -                    N/A                     -
compensation
plans not
approved by
security
holders

Total                   2.866,643                $1.20                3,621,472


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

Fonar's 1997 Nonstatutory Stock Option Plan, adopted on May 9, 1997, permits the issuance of stock options covering an aggregate of 5,000,000 shares of Common Stock of FONAR. The options may be issued at such prices and upon such terms and conditions as are determined by FONAR. The 1997 Nonstatutory Stock Option Plan will terminate on May 8, 2007. As of June 30, 2006, options to purchase 357,900 shares of Common Stock of FONAR were available for future grant. Of the options granted under this plan, 2,228,943 remain outstanding.

Fonar's 2002 Incentive Stock Option Plan, adopted on July 1, 2002, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 2002 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 2,500,000 shares of Common Stock of Fonar. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The 2002 Stock Option Plan will terminate on June 30, 2012. As of June 30, 2006, options to purchase 1,273,572 shares of Common Stock of Fonar were available for future grant under the plan. Of the options granted under this plan 578,700 remain outstanding.

Fonar's 2003 Supplemental Stock Bonus Plan, adopted May 1, 2003, permits Fonar to issue an aggregate of 5,000,000 shares of Common Stock of Fonar as bonus or compensation. Fonar selects the persons to whom bonus stock will be issued, the number of shares to be awarded and such other terms and conditions as it deems advisable. The 2003 Supplemental Stock Bonus Plan will terminate on April 30, 2013. As of June 30, 2006 there were no shares of Common Stock of Fonar were available for future grant under the plan.

Fonar's 2004 Stock Bonus Plan, adopted on February 4, 2004, permits Fonar to issue an aggregate of 5,000,000 shares of Common Stock of Fonar as bonus or compensation. As of June 30, 2006, there were no shares of Common Stock of Fonar available for future grant under the plan.

Fonar's 2005 Incentive Stock Option Plan, adopted on February 15, 2005, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue code of 1954, as amended. The Plan permits the issuance of stock options covering an aggregate of 2,000,000 shares of common stock of Fonar. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are non-transferable, are exercisable for a period not exceeding ten years, and expire upon the voluntary termination of employment. The Plan will terminate on February 14, 2015. As of June 30, 2006, 2,000,000 shares of common stock of Fonar were available for future grant under this plan.

Fonar's 2005 Stock Bonus Plan, adopted on February 15, 2005, permits Fonar to issue an aggregate of 3,000,000 shares of Common stock of Fonar as bonus or compensation. As of June 30, 2006, there were no shares of common stock of Fonar available for future grant under this plan.

Fonar's 2005 Supplemental Stock Bonus Plan, adopted on July 18, 2005, permits Fonar to issue an aggregate of 3,000,000 shares of common stock of Fonar as bonus or compensation. As of June 30, 2006, 319,006 shares of common stock of Fonar were available for future grant under this plan.

HMCA's 1997 Incentive Stock Option Plan, adopted on March 10, 1997, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1997 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 2,000,000 shares of Common Stock of HMCA. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The exercisability of the options granted to date is contingent upon the successful completion by HMCA of a public offering of its securities or the recognition by HMCA of at least $10 million in revenues for at least two consecutive fiscal quarters. The 1997 Stock Option Plan will terminate on March 9, 2007. As of June 30, 2006, options to purchase 400,000 shares of HMCA Common Stock were available for future grant under the plan.

HMCA's 1998 Incentive Stock Option Plan, adopted on December 16, 1998, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1998 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 2,000,000 shares of Common Stock of HMCA. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The excerciseability of the options granted to date is contingent upon the successful completion by HMCA of a public offering of its securities. The 1998 Stock Option Plan will terminate on December 15, 2008. As of June 30, 2006, options to purchase 1,330,000 shares of HMCA Common Stock were available for future grant under the plan.

HMCA's 1998 Nonstatutory Stock Option Plan, adopted on December 16, 1998, permits the issuance of stock options covering an aggregate of 500,000 shares of Common Stock of HMCA. The options may be issued at such prices and upon such terms and conditions as are determined by HMCA. The exercisability of the options granted to date is contingent upon the successful completion by HMCA of a public offering of its securities. The 1998 Nonstatutory Stock Option Plan will terminate on December 15, 2008. As of June 30, 2006, options to purchase 100,000 shares of common stock were available for future grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number and percentage of shares of Fonar's securities held by each director, by each person known by us to own in excess of five percent of Fonar's voting securities and by all officers and directors as a group as of August 30, 2006.

Name and Address of                Shares            Percent
Beneficial Owner (1)          Beneficially Owned    of Class

Raymond V. Damadian, M.D.
c/o FONAR Corporation
Melville, New York
 Director, President
 CEO, 5% + Stockholder
    Common Stock                 2,588,274             2.17%
    Class C Stock                9,561,174            99.98%
    Class A Preferred              477,328             6.09%

Claudette Chan
Director
    Common Stock                     2,648               *
    Class A Preferred                  800               *

Robert J. Janoff
Director
    Common Stock                    90,000               *
    Class A Preferred                1,999               *

Charles N. O'Data
Director
    Common Stock                       700               *

Robert Djerejian
Director
    Common Stock                         0               *

All Officers and Directors
as a Group (5 persons) (2) (3)
    Common Stock                 2,703,287             2.26%
    Class C Stock                9,561,174            99.98%
    Class A Preferred              480,165             6.13%
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

Pursuant to the management agreements, HMCA is providing comprehensive management and administrative services and office facilities, including billing and collection of accounts, payroll and accounts payable processing, supplies and utilities to the Centers. Under the management agreements, HMCA provides service through FONAR for the scanners at the Centers. In total, 12 MRI Centers have management agreements with HMCA. Dr. Damadian is the stockholder, director and president of each of the Centers.

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

In the beginning of fiscal 2006, on July 28, 2005, HMCA sold the portion of its business managing physical therapy and rehabilitation facilities for $6.6 million, payable over a period of ten years, and in connection therewith, assigned its management agreements with the new professional corporations of the new physician owners to the buyer. Neither the new physician owners nor the purchaser are affiliated with us.

The fees to HMCA under the management agreements with the MRI Centers are based on the number of procedures performed. The per procedure charges to the MRI Centers ranged from $250 to $500 per MRI scan. The fees to HMCA under the management agreements with the physical therapy and rehabilitation practices were flat fees charged on a monthly basis. The monthly fees to the physical therapy and rehabilitation facilities ranged from approximately $110,000 to $205,000.

During the fiscal years ended June 30, 2006 and June 30, 2005 the net revenues received by HMCA from the MRI Centers owned by Dr. Damadian were approximately $12.7 million and $13.9 million respectively, and the net revenues received from the physical therapy and rehabilitation practices were $648,000, and $9.7 million respectively.

OTHER TRANSACTIONS

On June 30, 1994, Melville MRI, P.C., also referred to as the "Melville Center", a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President, purchased the scanner being utilized at its site from the Company for a purchase price of $1,011,431.12, which in Fonar's opinion represented a fair market price based on sales of like equipment by Fonar to its customers. Of the purchase price, $900,000 was to be paid by the assumption and payment of our indebtedness to the lender secured by the scanner. In fiscal 2001, following the payment in full by Fonar, as guarantor, of the indebtedness due to the lender, there was as a result a balance of $893,606 then owing to Fonar by the Melville Center. The payment terms were restructured in March 2004 to be $15,418.32 per month, inclusive of interest at the rate of 5% per annum, over an 18 month period commencing April 2004. The outstanding balance as of June 30, 2005 was $45,872. As of September 30, 2005, the note was paid in full.

Robert Janoff, a director of the Company, is a limited partner in a partnership in which we have a 92% partnership interest. The partnership manages an MRI scanning center in Bensonhurst, Brooklyn, New York and was party to a service contract at an annual rate of $50,000 on its scanner for the period of July 1, 2005 through June 30, 2006. The service contract has been renewed at the same rate for the period July 1, 2006 through June 30, 2007.

Canarsie MRI Associates, also referred to as "Canarsie", a joint venture partnership of which MRI Specialties, Inc., also referred to as "Specialties", is an owner, is party to a service agreement for its scanner with the Company at an annual fee of $85,000 for the period from March 24, 2006 through March 23, 2007. It is expected that the service contract will be renewed when it expires. During fiscal 2001, Canarsie entered into an agreement to purchase a QUAD(TM) 12000 MRI scanner from FONAR for a purchase price of $850,000. Of the purchase price, $400,000 was paid and $450,000 was payable pursuant to a note over a period of 7 years with 6% interest per annum. The monthly payment is $6,573.85 and commenced on December 1, 2001. The principal balance owing to FONAR as of June 30, 2006, was $177,054. Timothy Damadian, the son of Raymond V. Damadian, is the sole stockholder, director and President of Specialties.

Pompano MRI Associates, also referred to as "Pompano", a joint venture partnership of which Guardian MRI, Inc., also referred to as "Guardian", is party to a service agreement with FONAR at the rate of $85,000 per annum for its Upright(TM) MRI scanner. The service agreement commenced on December 13, 2005 and runs through December 12, 2006. It is anticipated that the service agreement will be renewed. Timothy Damadian, the son of Raymond V. Damadian, is a stockholder, director and officer of Guardian. Jevan Damadian and Keira Reinmund, also children of Dr. Damadian, are also stockholders of Guardian.

A one-year service agreement between FONAR and Orlando MRI Associates, L.P., also referred to as "Orlando Partnership", commenced on July 13, 2005 at the rate of $85,000 per annum for an Upright(TM) MRI scanner. It was renewed for an additional one-year period at the same price on July 13, 2006. It is anticipated that the service agreement will be renewed upon its expiration in July 2007. Timothy Damadian, the son of Raymond V. Damadian is a limited partner in the Orlando Partnership.

Black Bear Management LLC, a New York limited liability company of which TRD Services, Inc., also referred to as "TRD", is a member, is party to a service agreement with FONAR for its Upright(TM) MRI at a fee of $85,000 per annum. The term runs from November 23, 2005 through November 22, 2006. It is expected that the service agreement will be renewed. Timothy Damadian, the son of Raymond V. Damadian, is the stockholder, director and President of TRD.

Bronx Management Associates, LLC, a New York limited liability company of which Raymond V. Damadian and Donna Damadian, jointly, TRD Services, Inc., also referred to as "TRD", JAD Ventures, Inc., also referred to as "JAD", Keira Reinmund, Thomas Terry and Constance Terry, among others, are members, is party to a service agreement with FONAR for its Upright(TM) MRI scanner running from March 23, 2006 through March 22, 2007 for an annual fee of $85,000. It is anticipated that the service agreement will be reviewed upon its expiration. Donna Damadian is the wife of Raymond Damadian. TRD is owned by Timothy Damadian, a son of Raymond and Donna Damadian, JAD is owned by Jevan Damadian, a son of Raymond and Donna Damadian and Keira Reinmund is the daughter of Dr. and Mrs. Damadian. Constance Terry is the wife of David B. Terry, Vice President and Secretary of Fonar and brother-in-law of Dr. Damadian. Thomas Terry is also the brother-in-law of Dr. Damadian. In addition, FONAR has a 20% interest in Bronx Management Associates, LLC.

Deer Park Management Services, LLC, a New York limited liability company of which TRD and JAD are, among others, members, is party to a service agreement with FONAR for its Upright(TM) MRI scanner running from May 1, 2006 through April 30, 2007 at an annual fee of $85,000. It is expected that the service agreement will be renewed upon its expiration. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, who are the sons of Raymond V. Damadian.

Long Island Management Services, LLC, a New York limited liability company of which TRD, JAD and Donna Damadian are, among others, members, is party to a service agreement with FONAR for its Stand-Up(TM) MRI scanner running from September 10, 2006 through September 9, 2007 at a fee of $85,000 per annum. It is anticipated that the service agreement will be renewed upon its expiration. Donna Damadian is the wife of Raymond Damadian. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, the sons of Raymond and Donna Damadian.

Miami MRI Associates, LLC, also referred to as Miami, a Florida limited liability company of which TRD, JAD and Donna Damadian are, among other parties, members, is party to a service agreement with FONAR for its Upright(TM) MRI scanner running from October 11, 2005 to October 10, 2006 at a rate of $85,000 per annum. It is anticipated that the service agreement will be renewed upon its expiration. Donna Damadian is the wife of Raymond Damadian. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, the sons of Raymond and Donna Damadian.

Manhattan Management Services, LLC, a New York limited liability company of which TRD, JAD, Donna Damadian, Keira Reinmund and Robert Djerejian are among other parties, members, was party to a service agreement with FONAR for its Upright(TM) MRI scanner from June 23, 2005 to June 22, 2006 at a rate of $85,000 per annum. It has been renewed for an additional year, from June 23, 2006 to June 22, 2007 at the same rate. Donna Damadian is the wife of Raymond Damadian. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, the sons of Raymond and Donna Damadian. Keira Reinmund is the daughter of Raymond and Donna Damadian. Robert Djerejian is a member of the Board of Directors of FONAR.

Queens Management Services, LLC, a New York limited liability company of which TRD, JAD, Keira Reinmund, Donna Damadian and Robert Djerejian are among other parties, members, was party to a service agreement with FONAR for its Upright(TM) MRI scanner from August 4, 2005 to August 3, 2006 at a rate of $85,000 per annum. It has been renewed for an additional year from August 4, 2006 to August 3, 2007 at the same rate. Donna Damadian is the wife of Raymond Damadian. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, the sons of Raymond and Donna Damadian. Keira Reinmund is the daughter of Raymond and Donna Damadian. Robert Djerejian is a member of the Board of Directors of FONAR.

South Shore Management Services, LLC, a New York limited liability company of which TRD, JAD, Keira Reinmund, Donna Damadian and Robert Djerejian are among other parties, members, is party to a service agreement with FONAR for its Upright(TM) MRI scanner from April 11, 2006 to April 10, 2007 at a rate of $85,000 per annum. It is anticipated that the service agreement will be renewed upon its expiration. Donna Damadian is the wife of Raymond Damadian. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, the sons of Raymond and Donna Damadian. Keira Reinmund is the daughter of Raymond and Donna Damadian. Robert Djerejian is a member of the Board of Directors of FONAR.

Stand-Up MRI of East Elmhurst, P.C., a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President, entered into an agreement to purchase a Upright(TM) MRI scanner from FONAR for $1,500,000 in October 2004. The installation has been completed and the purchase price paid in full as of May 2005.

Stand-Up MRI & Diagnostic Center, P.A., a Florida professional association of which Raymond V. Damadian is the sole shareholder, director and President, entered into an agreement to purchase an Upright(TM) MRI scanner from FONAR for $1,500,000 to be installed in Ormond Beach, Florida in January 2005. The installation has been completed and the purchase price paid in full as of May 2005.

Comprehensive MRI of New York, P.C., a New York professional corporation of which Raymond V. Damadian is the sole shareholder, director and President ("Comprehensive") entered into an agreement to purchase a Upright(TM) MRI scanner from FONAR for $1,500,000 to be installed in East Setauket, New York in March 2005. The installation has been completed and the purchase price paid in full as of August 2005. Comprehensive also entered into an agreement to purchase an Upright(TM) MRI scanner from FONAR for $1,500,000 to be installed in Latham, New York. The purchase price was paid in full in December 2005 and the installation completed in May 2006.

In fiscal 2006, Raymond V. Damadian, M.D. MR Scanning Centers Management Company, a wholly-subsidiary of HMCA, sold Tallahassee Magnetic Resonance Imaging, P.A. to Raymond V. Damadian, the sole Director and President of HMCA and the principal stockholder, Chairman of the Board, Chief Executive Officer and President of FONAR for a deminimus amount. The liabilities exceeded the assets of Tallahassee Magnetic Resonance Imaging, P.A.

Also in fiscal 2006, Tallahassee Scanning Services, P.A., a Florida professional association of which Raymond V. Damadian is the sole shareholder, Director and President, entered into an agreement to purchase an Upright(TM) MRI scanner from FONAR for $1,500,000. The installation has been completed and the purchase price paid in full.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Marcum & Kliegman LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2006 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2006 were $628,206.

The aggregate fees billed by Marcum & Kliegman LLP for the audit of our annual financial statements for the fiscal year ended June 30, 2005 and the reviews of the financial information included in our Forms 10-Q for the fiscal year ended June 30, 2005 were $542,643.

Internal Control Audit Fees

The aggregate fees billed by Marcum and Kliegman LLP for auditing our internal controls and compliance with the relevant sections of the Sarbanes-Oxley Act for the fiscal year ended June 30, 2006 were $464,504.

The aggregate fees billed by Marcum & Kliegman LLP for auditing our internal controls and compliance with the relevant sections of the Sarbanes-Oxley Act for the fiscal year ended June 30, 2005 were $170,755.

Audit Related Fees

No fees were billed by Marcum & Kliegman LLP for the fiscal years ended June 30, 2006 or June 30, 2005 for services related to the audit or review of our financial statements that are not included under the caption "Audit Fees".

No fees were billed by Marcum & Kliegman LLP for the fiscal years ended June 30, 2006 or June 30, 2005 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information.

Tax Fees

The aggregate fees billed by Marcum & Kliegman LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2006 were $221,681

The aggregate fees billed by Marcum & Kliegman LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2005 were $149,793.

All Other Fees

The aggregate fees billed by Marcum & Kliegman LLP for all other services rendered by them during the fiscal years ended June 30, 2006 and June 30, 2005 were $62,644 and $93,891, respectively, which included services in connection with the registration of securities, employee benefit plan audits and reviews and procedures that we requested Marcum & Kliegman to undertake to provide assurances on matters not required by laws or regulations.

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

Our audit committee believes that the provision by Marcum & Kliegman LLP of services in addition to audit services in fiscal 2006 and 2005 were compatible with maintaining their independence.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a)  FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements are included in Part II, Item 8.

     Report of Independent Registered Public Accounting Firm

     Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

     Consolidated Balance Sheets as at June 30, 2006 and 2005.

     Consolidated Statements of Operations for the Three Years Ended June 30, 2006, 2005 and 2004.

     Consolidated Statements of Stockholders' Equity for the Three Years Ended June 30, 2006, 2005 and 2004.

     Consolidated Statements of Cash Flows for the Three Years Ended June 30, 2006, 2005 and 2004.

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

     4.6 Form of  Replacement  Callable  Warrants  incorporated  by reference to
Exhibit 4.7 of the Registrant's registration statement on Form S- 3, Commission File No. 333-10677.

     4.7 Form of Amended and Restated Purchase Warrant for The Tail Wind Fund, Ltd. incorporated by reference to Exhibit 4.7 of the Registrants registration statement on Form S-3, Commission File No. 333-116908.

     4.8 Form of Amended and Restated  Purchase  Warrant for Placement Agent and
Designees   incorporated  by  reference  to  Exhibit  4.8  of  the  Registrant's registration statement on Form S-3, Commission File No. 333- 116908.

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

     10.27 2005 Stock Bonus plan incorporated by reference to Exhibit 99.1 to the Registrant's registration statement on Form S-8, Commission File No. 333-122859. 10.28 2005 Supplemental Stock Bonus plan incorporated by reference to Exhibit 99.1 to the Registrant's registration statement on Form S- 8, Commission File No. 333-126658.

     10.29 Purchase Agreement dated May 24, 2001 by and between the Registrant and The Tail Wind Fund Ltd. incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed June 11, 2001. Commission File No. 0-10248.

     10.30 Registration Rights Agreement dated May 24, 2001 by and among the Registrant, The Tail Wind Fund Ltd. and Roan Meyers, Inc. incorporated herein by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed June 11, 2001. Commission File No. 0-10248.

     10.31 Amendment to Callable Warrant dated April 28, 2004 by and between The Tail Wind Fund, Ltd. and the Registrant incorporated by reference to Exhibit
10.17 to the Registrant's registration statement on Form S-3, Commission File No. 333-116908.

     10.32 First Amendment to Purchase Warrant dated April 28, 2004 by and between The Tail Wind Fund, Ltd. and the Registrant incorporated by reference to
Exhibit 10.18 to the Registrant's registration statement on Form S-3, Commission File No. 333-116908.

     10.33 Form of First Amendment to Purchase Warrant dated June 1, 2004 by and between each of Roan/Meyers Associates, L.P. and its designees and the Registrant, incorporated by reference to Exhibit 10.19 to the Registrant's registration statement on Form S-3, Commission File No. 333- 116908.

     10.34 Asset Purchase Agreement dated July 28, 2005 among Health Plus Management Services, L.L.C., Health Management Corporation of America, Dynamic Healthcare Management, Inc. and Fonar Corporation, incorporated by reference to
Exhibit 2 to the Registrant's Form 8-K, August 2, 2005, Commission File No. 0-10248.

     14.1 Code of Ethics, incorporated by reference to Exhibit 14.1 of registrant's Form 10-K for the fiscal year ended June 30, 2004, Commission File
No.: 0-10248.

     21.1 Subsidiaries of the Registrant. See Exhibits.

     23.1 Independent Registered Public Accounting Firm's Report See Exhibits.

     31.1 Section 302 Certification. See Exhibits.

     32.1 Section 906 Certification. See Exhibits.

     99.1 Press  Release  on  Sale  to  Largest   Orthopedic   Hospital  in  the
          Netherlands. See Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FONAR CORPORATION

Dated:  September 19, 2006

                               By: /s/ Raymond Damadian
                               Raymond V. Damadian, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                 Title                   Date

/s/ Raymond Damadian     Chairman of the       September 19, 2006
Raymond V. Damadian      Board of Directors,
                         President, Director
                         Principal Executive
                         Officer and Acting
                         Principal Financial
                         Officer)

/s/ Claudette J.V. Chan  Director              September 19, 2006
Claudette J.V. Chan


/s/ Robert J. Janoff     Director              September 19, 2006
Robert J. Janoff

/s/ Charles N. O'Data    Director              September 19, 2006
Charles N. O'Data

/s/ Robert Djerejian     Director              September 19, 2006
Robert Djerejian