Form 10-Q
period 2006-09-30
FONAR CORP
filed 2006-11-09
CIK 355019

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    SEPTEMBER 30, 2006
                                      ----------------------------

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
      For the transition period from              to
                                     ------------     -------------
      Commission file number  0-10248
                            ------------

                                FONAR CORPORATION
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                          11-2464137
   --------------------------------    ------------------------------------
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)

   110 Marcus Drive     Melville, New York                 11747
   ------------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)


   Registrant's telephone number, including area code:     (631)  694-2929
                                                           ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES X  NO
                                        ---   ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).   YES X    NO
                                                 ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                           Outstanding at October 31, 2006
--------------------------------        ---------------------------------------
Common Stock, par value $.0001                      121,339,327
Class B Common Stock, par value $.0001                    3,953
Class C Common Stock, par value $.0001               9,562,824
Class A Preferred Stock, par value $.0001            7,836,287

FONAR CORPORATION AND SUBSIDIARIES
INDEX




PART I - FINANCIAL INFORMATION                                         PAGE


Item 1.  Financial Statements


   Condensed Consolidated Balance Sheets - September 30, 2006
(Unaudited) and June 30, 2006

   Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2006 and
     September 30, 2005 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Loss for the Three Months Ended
     September 30, 2006 and September 30, 2005 (Unaudited)

   Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2006 and
     September 30, 2005 (Unaudited)


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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibit - 31.1

Exhibit - 32.1

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                                 September 30,   June 30
                                                               2006       2006
                                                          (UNAUDITED)
Current Assets:                                           -----------   --------
  Cash and cash equivalents                                  $ 4,108    $ 4,557

  Marketable securities                                        4,625      4,938

  Accounts receivable - net                                    3,709      3,359

  Accounts receivable - related parties -net                     452        499

  Medical receivables                                          5,248      6,053

  Management fee receivable - related
    medical practices - net                                    7,415      7,323

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                          56      2,958

  Inventories                                                  6,239      7,077

  Investment in sales-type lease                                 232        279

  Current portion of advances and notes to
    related medical practices                                     98         90

  Current portion of note receivable less discount
    for below market interest                                    549       459

  Prepaid expenses and other current assets                    1,987      1,280
                                                          -----------   --------
        Total Current Assets                                  34,718     38,872
                                                              ------     ------

Property and equipment - net                                   6,310      6,667

Advances and notes to related medical practices - net            663        676

Notes receivable less discount for below market interest       5,558      5,719

Other intangible assets - net                                  5,097      4,930

Other assets                                                   1,630        366
                                                          -----------   --------
        Total Assets                                        $ 53,976    $57,230
                                                          ===========   ========


See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

                                                       September 30,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                        2006         2006
                                                         (UNAUDITED)
Current Liabilities:                                     -----------   --------
  Current portion of long-term debt and
    capital leases                                           $   239    $   234
  Accounts payable                                             3,919      4,886
  Other current liabilities                                    6,192      6,102
  Unearned revenue on service contracts                        4,070      4,238
  Unearned revenue on service
    contracts - related parties                                  472        544
  Customer advances                                            6,796      5,464
  Customer advance - related party                                42         42
  Income taxes payable                                             -          8
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                          2,102      2,979
  Billings in excess of costs and estimated
    earnings on uncompleted contracts-related party                -        137
                                                         -----------   --------
      Total Current Liabilities                               23,832     24,634

Long-Term Liabilities:
  Due to related medical practices                                93         93
  Long-term debt and capital leases,
   less current portion                                        1,122      1,172
  Other liabilities                                              201        215
                                                         -----------   --------
      Total Long-Term Liabilities                              1,416      1,480
                                                         -----------   --------
      Total Liabilities                                       25,248     26,114
                                                         -----------   --------
Minority interest                                                686        697
                                                         -----------   --------



See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED, except share data)

                                                       September 30,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                        2006         2006
     (continued)                                         (UNAUDITED)
                                                         -----------   --------
STOCKHOLDERS' EQUITY:

Class A non-voting preferred stock $.0001 par value;
8,000,000 authorized, 7,836,287 issued and outstanding
at September 30, 2006 and June 30, 2006                           1          1

Common Stock $.0001 par value; 150,000,000 shares
authorized at September 30, 2006 and June 30, 2006,
121,630,391 issued at September 30, 2006
and 114,995,094 at June 30, 2006; 121,339,327 outstanding
at September 30, 2006 and 114,704,030 at June 30, 2006           12         11

Class B Common Stock $ .0001 par value; 4,000,000
shares authorized, (10 votes per share), 3,953 issued
and outstanding at September 30, 2006 and June 30, 2006        -          -

Class C Common Stock $.0001 par value; 10,000,000 shares
authorized, (25 votes per share), 9,562,824 issued
and outstanding at September 30, 2006 and June 30, 2006           1          1

Paid-in capital in excess of par value                      172,016    168,412
Accumulated other comprehensive loss                       (    160)  (    246)
Accumulated deficit                                        (142,438)  (136,333)
Notes receivable from employee stockholders                (    715)  (    752)
Treasury stock, at cost - 291,064 shares of common stock
  at September 30, 2006 and June 30, 2006                  (    675)  (    675)
                                                         -----------   --------
      Total Stockholders' Equity                             28,042     30,419
                                                         -----------   --------
      Total Liabilities and Stockholders' Equity           $ 53,976    $57,230
                                                         ===========   ========


See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                     FOR THE THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                     ---------------------------
                                                             2006         2005
REVENUES                                                 -----------   --------
  Product sales - net                                        $ 2,317    $ 4,011
  Product sales - related parties - net                          139        179
  Service and repair fees - net                                2,281      1,684
  Service and repair fees - related parties - net                242        241
  Management and other fees - net                               -           648
  Management and other fees - related medical
    practices - net                                            2,804      3,390
                                                         -----------   --------
     Total Revenues - Net                                      7,783     10,153
                                                         -----------   --------
COSTS AND EXPENSES
  Costs related to product sales                               2,442      3,886
  Costs related to product sales - related parties               144        163
  Costs related to service and repair fees                     1,243      1,122
  Costs related to service and repair
     fees - related parties                                      132        285
  Costs related to management and other fees                    -           528
  Costs related to management and other
    fees - related medical practices                           2,004      2,286
  Research and development                                     1,432      1,840
  Selling, general and administrative,
    inclusive of compensatory element of stock
    issuances of $ 98 and $ 524 for the three months
    ended September 30, 2006 and 2005, respectively            6,427      6,416
  Provision for bad debts                                         50         25
  Amortization of management agreements                         -            37
  Termination costs paid with common stock                      -         1,600
                                                         -----------   --------
     Total Costs and Expenses                                 13,874     18,188
                                                         -----------   --------
Loss From Operations                                         ( 6,091)   ( 8,035)

Interest Expense                                             (    71)   (    74)
Investment Income                                                199        173
Interest Income - Related Parties                                 11          4
Other Income (Expense)                                            39    (   104)
Minority Interest in Income of Partnerships                  (   192)   (   281)
                                                         -----------   --------
Loss Before Provision for Income Taxes                       ( 6,105)   ( 8,317)
Provision for Income Taxes                                      -          -
                                                         -----------   --------
NET LOSS                                                    $( 6,105)  $( 8,317)
                                                         ===========   ========
Net Loss Available to Common Stockholders                   $( 6,105)  $( 8,317)
                                                         -----------   --------
Basic Loss Per Common Share                                    $(.05)    $ (.08)
                                                         ===========   ========
Diluted Loss Per Common Share                                  $(.05)    $ (.08)
                                                         ===========   ========
Basic and Diluted Earnings Per Share-Common C                    N/A        N/A
                                                         ===========   --======
See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(000'S OMITTED)

                                                     FOR THE THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                     ---------------------------
                                                             2006         2005
                                                         -----------   --------
Net loss                                                    $(6,105)    $(8,317)

Other comprehensive income (loss) net of tax:
    Unrealized gains (losses) on securities, net of tax          86      (   20)
                                                         -----------   --------
Total comprehensive loss                                    $(6,019)    $(8,337)
                                                         ===========   ========


                                                     FOR THE THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                     ---------------------------
                                                             2006         2005
                                                         -----------   --------
Cash Flows from Operating Activities
 Net loss                                                  $( 6,105)   $( 8,317)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
    Minority interest in income of partnerships                 192         281
    Depreciation and amortization                               656         844
    Gain on sale of equipment                                     -     (     3)
    Provision for bad debts                                      50          25
    Compensatory element of stock issuances                      98         524
    Stock issued for costs and expenses                       1,851       1,391
    Termination costs paid with common stock                      -       1,600
    Amortization of unearned compensation                         -          73
    Loss from sale of physical medicine management business       -         144
    (Increase) decrease in operating assets, net:
       Accounts, management fee and medical receivable(s)       359     (   341)
       Notes receivable                                          71     (    33)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                    2,902       1,258
       Inventories                                              839       1,130
       Principal payments received on sales type lease           47          41
       Prepaid expenses and other current assets            (   707)        486
       Other assets                                         (    30)    (    19)
       Advances and notes to related medical practices            5          61
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                     (   967)    ( 1,760)
       Other current liabilities                            (   149)    (   378)
       Customer advances                                      1,332     (   177)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                  ( 1,015)        241
       Other liabilities                                    (    14)    (    11)
       Due to related medical practices                           -           8
       Income taxes payable                                 (     8)    (    11)
                                                             ------      ------
Net cash used in operating activities                       (   593)    ( 2,943)
                                                             ------      ------
See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)


                                                     FOR THE THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                     ---------------------------
                                                             2006         2005
                                                         -----------   --------
Cash Flows from Investing Activities:
  Sales of marketable securities                                398       2,388
  Purchases of property and equipment                       (   117)    (   426)
  Costs of capitalized software development                 (   184)    (   169)
  Cost of patents and copyrights                            (   165)    (    61)
  Proceeds from sale of equipment                                 -          97
                                                         -----------   --------
Net cash (used in) provided by investing activities         (    68)      1,829
                                                         -----------   --------

Cash Flows from Financing Activities:
  Distributions to holders of minority interest             (   203)    (   180)
  Repayment of borrowings and capital
    lease obligations                                       (    45)    (    91)
  Net proceeds from exercise of stock options
     and warrants                                                50         400
  Net proceeds from sale of stock                               373        -
  Repayment of notes receivable from employee
     stockholders                                                37           2
                                                         -----------   --------
Net cash provided by financing activities                       212         131
                                                         -----------   --------

Net Decrease in Cash and Cash Equivalents                   (   449)    (   983)

Cash and Cash Equivalents - Beginning of Period               4,557       5,517
                                                         -----------   --------
Cash and Cash Equivalents - End of Period                   $ 4,108     $ 4,534
                                                         ===========   ========



See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 20, 2006 for the fiscal year ended June 30, 2006.

Liquidity and Capital Resources

The Company's principal source of liquidity has been cash flows provided by operations. The Company's management currently expects this to continue. At September 30, 2006, the Company had working capital of $10.9 million. For the three months ended September 30, 2006, the Company incurred a net loss of $6.1 million which included non-cash charges of $2.7 million.

In order to conserve our capital resources the Company has and will continue to issue, from time to time, common stock and stock options to compensate employees and non-employees for goods and services. The Company is focusing on increased advertising and marketing campaigns and distribution programs to increase the demand for Fonar's products. Management anticipates that Fonar's capital resources will improve as Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales. If the Company is not successful with its current marketing efforts to increase sales, then the Company could experience a shortfall in cash necessary to sustain operations at their current levels.

Given our September 30, 2006 cash and marketable securities balance of $8.7 million and the Company's forecasted cash requirements, we anticipate that our existing capital resources, funds generated from operations and funds expected to be received from note repayments, will be sufficient to satisfy our cash flow requirements through at least September 30, 2007. Based on current results of operations, the Company believes it will either need to increase sales, reduce expenses or seek other sources of funds through the issuance of equity or debt financing in order to maintain sufficient funds available to operate subsequent to September 30, 2007.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with EITF 03-6, "Participating Securities and the Two-Class method under FASB Statement No. 128" ("EITF 03-6"), the Company's participating convertible securities, which include Class B common stock and Class C common stock, are not included in the computation of basic EPS for three months ended September 30, 2006 and 2005, because the participating securities do not have a contractual obligation to share in the losses of the Company.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of certain options and warrants or conversion of the participating

Earnings (Loss) Per Share (Continued)

convertible securities that were excluded from the diluted EPS calculation was approximately 7,014,000 and 7,028,000 because they are antidilutive as a result of a net loss for the three months ended September 30, 2006 and 2005, respectively.

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

On July 1, 2005, the Company adopted SFAS 123R using the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the fair value as measured under SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments (Continued)

Accordingly, the adoption of SFAS 123R's fair value method did not have a significant impact on our result of operations. SFAS 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. It is unlikely that the Company will have near term benefits from tax deductions. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because of various factors, including but not limited to the timing of employee exercises and whether the Company will be in a taxable position. At this time, there would be no tax impact related to the prior periods since the Company has a net loss.

Recent Accounting Pronouncements

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

In June, 2006, the FASB issued Interpretation No. 48, "Accounting of Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 31, 2006.

The Company is assessing the impact of this Interpretation on its consolidated financial statements, but does not expect it to have a material effect.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In September, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 will become effective for us in 2009. We are currently assessing the impact of SFAS No. 157; however, we do not believe the adoption of this standard will have a material effect on our consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which requires us to recognize the funded status of our defined benefit plans in the consolidated balance sheets and changes in the funded status in comprehensive income. This standard also requires us to recognize the gains/losses, prior year service costs and transition assets/obligations as a component of other comprehensive income upon adoption, and provide additional annual disclosure. SFAS No. 158 does not affect the computation of benefit expense recognized in our consolidated statements of operations. The recognition and disclosure provisions are effective in 2007. In addition, SFAS No. 158 requires us to measure plan assets and benefit obligations as of the year-end balance sheet date effective in 2009. We are required to apply the provisions of this standard prospectively. We are currently assessing the impact of SFAS No. 158 on our consolidated financial statements.

In September, 2006, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". This guidance indicates that the materiality of a misstatement must be evaluated using both the rollover and iron curtain approaches. The iron curtain approach quantifies a misstatement based on the amount of the error originating in the current year income statement. SAB No. 108 is effective for our 2007 annual consolidated financial statements. We are currently assessing the impact of SAB No. 108; however, we do not believe the adoption of this standard will have a material effect on our consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifcations did not have any effect on reported net losses for any periods presented.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE

Medical Receivables

The Company was assigned medical receivables valued at $11,775,000, in connection with the satisfaction of the management fees and termination fees related to a Termination and Replacement Agreement dated May 23, 2005. The balance of the medical receivables as of September 30, 2006 was $5,248,000.

Accounts Receivable and Management Fee Receivable

Receivables,  net is comprised of the  following at September  30, 2006:  ]

                                (000's Omitted)
                                                Allowance
                              Gross            for doubtful
                              Receivable         accounts             Net
                              ----------       ------------       -----------
Receivables from equipment
sales and service contracts     $ 4,353         $      644         $  3,709
                              ==========       ============       ===========

Receivables from equipment
sales and service contracts-
related parties                 $ 1,098         $      646         $    452
                              ==========       ============       ===========

Management fee receivables
from related medical
practices ("PC's")             $10,518          $    3,103         $   7,415
                              ==========       ============       ===========

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

Collection by the Company of its accounts receivable may be impaired by the uncollectibility of the PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 42% and 47% of the PC's net revenues for both the three months ended September 30, 2006 and 2005, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE (Continued)

Accounts Receivable and Management Fee Receivable (Continued)

Certain no-fault insurers have raised issues concerning whether the Company's clients the "P.C.'s" are in compliance with certain laws, including, but not limited to, laws governing their corporate structure and/or licensing, their entitlement or standing to seek and/or obtain no-fault benefits, and/or laws prohibiting the corporate practice of medicine, fee-splitting and/or physician self referrals. To the extent any claims are asserted against the P.C.'s, the settlement of such claims could result in the P.C.'s waiving their rights to collect certain of their insurance claims. Management believes that the company and the P.C.'s are not in violation of any of the above mentioned laws. Since the resolution or settlement of these claims with the insurance companies could have a material impact on the collection of management fees by the Company from its P.C.'s, the Company has provided reserves for uncollectable fees related to this matter.

On February 8, 2006, the Deficit Reduction Act of 2005 ("DRA") was signed into law by President George W. Bush. The DRA would result in caps on Medicare and Medicaid payment rates for most imaging services, including MRI and CT, furnished in physicians' offices and other non-hospital based settings. Under the cap, payments for these imaging services could not exceed the hospital outpatient payment rates for those services. This change is to apply to services furnished by the P.C.'s on or after January 1, 2007. Although the professional corporations managed by HCMA bill for scans on a "global" basis, which means a single fee per scan, the limitation is applicable only to the technical component of the services, which is the payment or portion of the payment attributable to the non-professional services. If the fee for the technical component of the service (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), under the Physician Fee Schedule, then the payment would be limited to the Physician Fee Schedule rate. The implementation of this reimbursement reduction contained in the DRA may have an indirect but significant effect on HMCA's results of operations and, ultimately, its financial condition, but they are presently pending before both houses of Congress bills known as the "Access to Medicare Imaging Act of 2006" which would delay reductions for two years. If the DRA reductions are implemented, however, then we believe that the Upright MRI(TM) is uniquely designed to facilitate increased volumes to compensate for the reductions. The Upright MRI(TM) with multiple positions is dynamic MRI as compared with the static conventional recumbent-only single position MRI.

Net revenues from management and other fees charged to the related P.C's accounted for approximately 36.0% and 33.4% of the consolidated net revenues for the three months ended September 30, 2006 and 2005, respectively. Product sales and service repair fees from related parties amounted to approximately 4.9% and 4.1% of consolidated net revenues for the three months ended September 30, 2006 and 2005, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE (Continued)

Unaudited Financial Information of Unconsolidated Managed Medical Practices

Summarized income statement data related to the unconsolidated medical practices managed by the Company is as follows:

                    (000's omitted) (Income Tax-Cash Basis)

                                For the three months ended September 30,

                                        2006              2005
                                       -------          -------

Patient Revenue - Net                  $ 4,762          $ 4,326
                                       =======          =======
Income from Operations                 $   183          $     2
                                       =======          =======
Net Loss                               $   (59)         $  (211)
                                       =======          =======


NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet at September 30, 2006 consist of:

                               (000's omitted)
Purchased parts, components and supplies        $ 4,175
Work-in-process                                   2,064
                                                -------
                                                $ 6,239
                                                =======

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

     1) Information relating to uncompleted contracts as of September 30, 2006 is as follows:
                                   (000's omitted)

     Costs incurred on uncompleted
          Contracts                $ 7,075
     Estimated earnings              4,319
                                   --------
                                    11,394
     Less: Billings to date         13,440
                                   --------
                                   $(2,046)
                                   ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES (Continued)

Included in the accompanying condensed consolidated balance sheet at September 30, 2006 under the following captions:

           Costs and estimated earnings in excess of

      billings on uncompleted contracts                $    56
Less: billings in excess of costs and estimated
      earnings on uncompleted contracts                  2,102
                                                       --------
                                                       $(2,046)
                                                       ========

2) Customer advances consist of the following as of September 30, 2006:

                                                   Related
                                        Total      Party       Other
                                       --------    --------  -------

Total Advances                         $ 20,278    $     42  $ 20,236
Less: Advances
       on contracts under construction   13,440        --      13,440
                                       ---------    -------- --------
                                       $  6,838    $     42  $  6,796
                                       ========     ======== ========

NOTE 6 -STOCKHOLDERS' EQUITY

Common Stock

During the three months ended September 30, 2006:

a)   The  Company   issued  50,749  shares  of  common  stock  to  employees  as compensation valued at $19,199 under stock bonus plans.

b) The Company issued 175,000 shares of common stock to consultants and others valued at $78,200.

c) The Company issued 5,227,548 shares of common stock for costs and expenses of $1,850,969.

d) The Company issued 92,000 shares of common stock upon the exercise of stock options resulting in proceeds of $49,680.

e) The Company issued 1,090,000 shares of common stock resulting in proceeds of $372,760.

The Company pays premiums for life insurance on its Chief Executive Officer. The insurance policies were owned by a life insurance trust. The cash surrender value of the life insurance policies, in the approximate amount of $1.2 million, was contributed to capital during the first quarter of 2007 pursuant to a split dollar agreement.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


NOTE 7 - OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

                                 (000's omitted)

                                        September 30,              June 30,
                                            2006                     2006
                                        -------------           -------------
     Royalties                           $       661             $      716
     Accrued salaries, commissions
          and payroll taxes                    1,415                  1,146
     Accrued interest                            535                    535
     Litigation judgements                       193                    193
     Sales tax payable                         2,243                  2,181
     Other                                     1,145                  1,331
                                        -------------           -------------
                                         $     6,192             $    6,102
                                        =============           =============


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

The purchase price under the Asset Purchase Agreement was $6.6 million, payable pursuant to a promissory note (the "note") in 120 monthly installments commencing on August 28, 2005. The first twelve installments are interest only and the remaining 108 payments will consist of equal installments of principal and interest in the amount of $76,014 each. The note is secured by a first lien on all of the assets of Health Plus, including its accounts receivable. The Note is subject to prepayment provisions to the extent Health Plus resells all or part of the assets and business or utilizes the assets sold as collateral in any debt financing. The note provides for interest at 5% per annum. The fair value assigned to the note was $6,078,068 reflecting a discount of $521,932 for the below market interest rate. The Company recorded a loss of $143,598 on this transaction during the year ended June 30, 2006.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


NOTE 8 -SALE OF PHYSICAL MEDICINE MANAGEMENT BUSINESS (Continued)

The two principals of Health Plus were employed by HMCA and Dynamic up to the time of the closing of the business. In consideration for the termination of their employment agreement, these two individuals each became entitled to receive $800,000. In addition, each became entitled to receive $200,000 for collection services to be provided on behalf of HMCA and Dynamic with respect to a portion of the accounts receivable of certain physical therapy and rehabilitation facilities which arose during the period when HMCA was engaged in the management of those facilities. The $1,000,000 payable to each of these individuals was satisfied in shares of Fonar common stock. During the year ended June 30, 2006 the Company issued 1,871,490 shares totaling $1,995,675. The remaining balance under this obligation at September 30, 2006 is $4,325 which was included in other current liabilities. The Company capitalized $400,000 with respect to collection services. During the year ended June 30, 2006, $400,000 was charged to compensatory element of stock.

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


NOTE 9 - SALE OF SUBSIDIARY

On January 31, 2006, the Company sold 100% of the stock of Tallahassee Magnetic Resonance Imaging, P.A. to Raymond V. Damadian for a diminimus amount since the liabilities exceed the assets. No gain or loss was recognized on this sale. Revenue recognized from this entity totaled $265,017 for the three months ended September 30, 2005.


NOTE 10 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of physician practices, including diagnostic imaging services.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company's 10-K as of June 30, 2006. All inter-segment sales are market-based. The Company evaluates performance based on income or loss from operations.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


NOTE 10 - SEGMENT AND RELATED INFORMATION (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                 (000's omitted)
                                                        Physician
                                                        Management and
                                                        Diagnostic
                                           Medical      Imaging
                                           Equipment    Services     Totals
                                           -----------  -----------  -----------
For the three months ended Sept. 30, 2006:

Net revenues from external customers       $    4,979   $    2,804   $    7,783
Inter-segment net revenues                 $      183   $     -      $      183
Loss from operations                       $   (5,577)  $     (514)  $   (6,091)
Depreciation and amortization              $      383   $      273   $      656
Compensatory element of stock issuances    $       93   $        5   $       98
Capital expenditures                       $      434   $       32   $      466
Identifiable assets                        $   28,917   $   25,059   $   53,976

For the three months ended Sept. 30, 2005:

Net revenues from external customers       $    6,115   $    4,038    $  10,153
Inter-segment net revenues                 $      136   $     -       $     136
Loss from operations                       $   (5,801)  $   (2,234)   $  (8,035)
Depreciation and amortization              $      494   $      350    $     844
Compensatory element of stock issuances    $      211   $      313    $     524
Termination Costs paid with Common Stock   $     -      $    1,600    $   1,600
Capital expenditures                       $      241   $      415    $     656
Identifiable Assets - June 30, 2006        $   31,264   $   25,965    $  57,229


NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2006 and September 30, 2005, the Company paid $71,000 and $74,000 for interest, respectively.

Non-Cash Transaction.

During the three months ended September 30, 2006:

a) The Company recorded the cash surrender value of the split dollar life insurance policies of $1,234,000 to additional paid in capital.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


NOTE 12 - POTENTIAL DELISTING OF THE COMPANY'S COMMON STOCK

The Company received written notification from The Nasdaq Stock Market on December 22, 2005 that the bid price of its common stock for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Marketplace Rule 4310(c)(4) (the "Rule"). Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(D), the Company has been provided an initial period of 180 calendar days, or until June 20, 2006, to regain compliance. The notice states that the Company has achieved compliance with the Rule if at any time before June 20, 2006 the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. The Company has been granted an extension to achieve compliance until December 18, 2006

If the Company cannot demonstrate compliance with the bid price rule by December 18, 2006, than the Staff will provide written notice that the Company's securities will be delisted. At that time, the Company may appeal the Staff's determination to delist its securities to a Listing Qualification Panel.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the three month period ended September 30, 2006, we reported a net loss of $6.1 million on revenues of $7.8 million as compared to net loss of $8.3 million on revenues of $10.2 million for the first three months of fiscal 2006.

     Sales of our Upright MRI(TM) scanners were negatively affected primarily by marketing and advertising pressure from our competitors attempting to minimize the unique medical benefits of Upright MRI(TM). These companies may not make Upright MRI(TM) scanners because of Fonar's patents. Our losses were also due to a brief interruption in Fonar's advertising campaigns, and prospective customers continue to have concerns relating to increased difficulty in obtaining insurance reimbursements. We have resumed and are continuing our national advertising campaign to bring the benefits of weight-bearing MRI, and its necessity in the proper evaluation of back pain, to the attention of the consumer and ultimately, referring physicians, hospitals, insurers and other third party payors. The national advertising campaign has had a positive effect on Fonar's overall sales activity and should result in increasing numbers of sales of Fonar Upright MRI's.

     In addition, sales of our scanners may have been adversely affected by the Deficit Reduction Act of 2005 (DRA) which would result in caps on Medicare and Medicaid payment rates for most imaging services, including MRI, furnished in physicians' offices and other non-hospital based settings. Under the cap, payments for the "technical" (non-professional services) component of these scans could not exceed the hospital outpatient amount under a Physician Fee Schedule. We believe, however, the Upright MRI(TM) scanners should not be adversely affected but benefit from increased volumes because the Upright MRI(TM) with multiple positions is dynamic MRI as compared with the static conventional recumbent-only single position MRI. The principal reason for the decline in revenues of our wholly owned subsidiary, Health Management Corporation of America, was the sale of its physical therapy and rehabilitation management business in July, 2005. We also refer to Health Management Corporation of America as "HMCA".

     In addition, we are planning to expand our sales force, both in terms of hiring more sales personnel and establishing a network of domestic distributors (we already use distributors for foreign sales) under the direction of our internal sales force.

     We also are monitoring the performance of our existing users and plan to establish teams to assist underperforming customers improve their scan volume. In addition, we have held seminars to assist customers in their marketing efforts.

      Notwithstanding the disappointing MRI scanner sales revenues, the number of units sold increased from one during the first quarter of fiscal 2006 to three units during the first quarter of fiscal 2007.

     Importantly, we believe that our efforts to penetrate the hospital market are beginning to show greater results. For the 2006 fiscal year, two Fonar Upright MRI(TM) scanners were sold to hospitals, one of which is a member of a chain of hospitals. In the first quarter of fiscal 2007, we sold one Fonar Upright(TM) MRI scanner to a hospital. The Fonar Upright MRI(TM) scanner is the only scanner which enables weight-bearing scans of the spine, which is critical in making a correct diagnosis of spine diseases such as low back pain and therefore the key to performing the correct surgery of the spine. There are approximately 916,000 surgical procedures performed on the spine each year as compared to approximately 950,000 cardiac surgeries annually in the United States (including, stents, bypasses, angioplasties, valve replacements, heart transplants and the like).

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

Results of Operations

     The Company operates in two industry segments: the manufacture and servicing of medical (MRI) equipment, the Company's traditional business which is conducted directly by Fonar, and diagnostic facilities management services, which is conducted through Fonar's wholly-owned subsidiary, HMCA. During July 2005 HMCA sold the portion of its business engaged in the management of physical therapy and rehabilitation facilities.

     Trends in the first quarter of fiscal 2007 include a decrease in product sales revenues. Sales orders for Upright(TM) MRI scanners, however, increased from one in the first fiscal quarter of fiscal 2006 to three in the first fiscal quarter of 2007. The Company will continue to focus on increased advertising and marketing efforts, including adding additional sales personnel and distributors, to improve sales performance in fiscal 2007.

     For the three month period ended September 30, 2006, as compared to the three month period ended September 30, 2005, overall revenues from MRI product sales decreased 41.4% ($2.5 million compared to $4.2 million). Unrelated party scanner sales ($2.3 million compared to $4.0 million) decreased at a rate of 42.2% and related party scanner sales ($139,000 compared to $179,000) decreased 22.3%. Service revenues, however, increased by 31% ($2.5 million compared to $1.9 million) because of customers entering into service agreements with Fonar for their scanners following the expiration of the warranty period on their equipment. Overall, for the first quarter of fiscal 2007, revenues for the medical equipment segment decreased by 18.6% to $5.0 million from $6.1 million for the first quarter of fiscal 2006. The revenues generated by HMCA also decreased, by 30.6% to $2.8 million for the first quarter of fiscal 2007 as compared to $4.0 million for the first quarter of fiscal 2006. The decrease in revenues recognized by HMCA resulted primarily from the sale of HMCA's business of managing physical therapy and rehabilitation centers during July 2005.

     There were approximately $259,000 in foreign revenues for the first three months of fiscal 2007 as compared to approximately $553,000 in foreign revenues for the first three months of fiscal 2006, representing a decrease in foreign revenues of 53.2%.

     We recognize MRI scanner sales revenues on the "percentage of completion" basis, which means the revenues are recognized as the scanner is manufactured. Revenues recognized in a particular quarter do not necessarily reflect new orders or progress payments made by customers in that quarter. We build the scanner as the customer meets certain benchmarks in its site preparation in order to minimize the time lag between incurring costs of manufacturing and our receipt of the cash progress payments from the customer which are due upon delivery. Consequently, there can be a disparity between the revenues recognized in a fiscal period and the number of product sales. Generally, the recognized revenue results from revenues from a scanner sale being recognized in a fiscal quarter or quarters following the quarter in which the sale was made. Illustrating this point, the revenue from product sales for the first three months of fiscal 2007 decreased 41.4% from the first three months of fiscal 2006 ($2.5 million compared to $4.2 million). We received, however, orders for three Upright(TM) MRI scanners during the first three months of fiscal 2007 as compared to an order for one Upright(TM) MRI scanner during the first three months of fiscal 2006, reflecting an increase of 200% in scanner orders.

     We believe the decrease in product sales revenues reflect the large variation in sales revenue that is typical of the sale of high unit cost capital equipment, which variation is characteristic of Fonar's 28 year experience selling MRI scanning systems.

     Service and repair revenues increased by 31.0%, from $1.9 million for the first quarter of fiscal 2006 to $2.5 million for the first quarter of fiscal 2007.

     The increases in service and repair revenues are occurring because after the warranty on the MRI scanner expires, the owner will ordinarily enter into a service contract with us to assure continued coverage. We anticipate that for this reason there will continue to be increases in service revenues as warranties on installed scanners expire over time.

     Costs related to product sales decreased by 36.1% from $4.0 million in the first quarter of fiscal 2006 to $2.6 million in the first quarter of 2007, reflecting the corresponding decrease in product sales revenues. Costs related to providing service remained constant at $1.4 million in the first quarter of fiscal 2006 and in the first quarter of 2007, notwithstanding the increase in service revenues.

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

     Overall, our operating loss for our medical equipment segment was $5.5 million for the first three months of fiscal 2007 as compared to operating loss of $5.8 million for the first three months of fiscal 2006.

     HMCA revenues decreased in the first quarter of fiscal 2007, by 30.6% to $2.8 million from $4.0 million for the first quarter of fiscal 2006. HMCA is seeking to increase revenues from the MRI facilities by continuing its program of replacing older scanners at the sites we manage with Upright(TM) MRI scanners. We now manage ten sites, as compared to eight sites at September 30, 2005, equipped with Upright(TM) MRI scanners. HMCA experienced an operating loss of $513,000 for the first three months of fiscal 2007 compared to operating loss of $2.2 million for the first three months of fiscal 2006. The greater loss in the first quarter of fiscal 2006 was principally the result of a payment of $1.6 million for the termination of two employment agreements in connection with the sale by HMCA of its physical therapy and rehabilitation facility management business and the loss of revenues resulting from the sale of that business during the first quarter of fiscal 2006.

     HMCA cost of revenues for the first quarter of fiscal 2007 decreased to $2.0 million as compared to $2.8 million for the first quarter of fiscal 2006, which is also principally the result of HMCA's sale of its physical therapy and rehabilitation facility management business during fiscal 2006.

     On February 8, 2006, the Deficit Reduction Act of 2005 ("DRA") was signed into law by President George W. Bush. The DRA would result in caps on Medicare and Medicaid payment rates for most imaging services, including MRI and CT, furnished in physicians' offices and other non-hospital based settings. Under the cap, payments for these imaging services could not exceed the hospital outpatient payment rates for those services. This change would apply to services furnished by the professional corporations managed by HMCA on or after January 1, 2007. Although the professional corporations managed by HCMA bill for scans on a "global" basis, which means a single fee per scan, the limitation is applicable only to the technical component of the services, which is the payment or portion of the payment attributable to the non-professional services. If the fee for the technical component of the service (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), under the Physician Fee Schedule, then the payment would be limited to the Physician Fee Schedule rate. The implementation of this reimbursement reduction contained in the DRA may have an indirect but significant effect on HMCA's results of operations and, ultimately, its financial condition, but there are presently pending before both houses of Congress bills known as the "Access to Medicare Imaging Act of 2006" which would delay reductions for two years. If the DRA reductions are implemented, however, then we believe that the Upright MRI(TM) is uniquely designed to facilitate increased volumes to compensate for the reductions. The Upright MRI(TM) with multiple positions is dynamic MRI as compared with the static conventional recumbent-only single position MRI.

Sale of Physical Therapy and Rehabilitation Facility Management Business

     Notwithstanding our continuing efforts to increase revenues from the management of MRI scanning facilities, HMCA's revenues declined because of the sale of its business of managing physical therapy and rehabilitation practices. The sale was completed in fiscal 2006 on July 28, 2005. This sale was made in connection with HMCA's decision to focus on the management of diagnostic imaging facilities.

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

     As our consolidated revenues decreased by 23.3% to $7.8 million for the first quarter of fiscal 2007 from $10.2 million for the first quarter of fiscal 2006, the total costs and expenses decreased by 23.7% to $13.9 million for the first quarter of fiscal 2007 from $18.2 million for the first quarter of fiscal 2006.

     Selling, general and administrative expenses remained constant at $6.4 million in the first three months of fiscal 2006 and in the first three months of fiscal 2007. The compensatory element of stock issuances decreased by 81.3% from $524,000 in the first three months of fiscal 2006 to $98,000 in the first three months of fiscal 2007 which is now included in selling general and administrative expenses. This primarily reflected a lesser use of Fonar's stock in lieu of cash to pay employees, consultants and professionals for services.

     Research and development expenses decreased by 22.2 % to $1.4 million for the first three months of fiscal 2007 as compared to $1.8 million for the first three months of fiscal 2006.

     Interest expense in the first three months of fiscal 2007 decreased by 4.0% to $71,000 from $74,000 for the first three months of fiscal 2006.

     Inventories decreased by 11.8% to $6.2 million at September 30, 2006 as compared to $7.1 million at June 30, 2006 as the Company's product sales
revenues   decreased  and  we  decreased  our  purchase  of  raw  materials  and components.

     Costs and estimated earnings in excess of billings on uncompleted contracts decreased by 98.1% to $56,000 at September 30, 2006 from $3.0 million at June 30, 2006. This decrease resulted from our receipt of installment payments upon delivery to customers whose sites were prepared to receive deliveries.

     Management fee and medical receivables and accounts receivable decreased by 2.4% to $16.8 million at September 30, 2006 from $17.2 million at June 30, 2006, primarily due to collections on the Company's medical receivables offset by an increase in accounts receivable from the medical segment.

     Our operating loss and net loss were $6.1 million for the first three months of fiscal 2007 as compared to operating and net losses of $8.0 million and $8.3 million, respectively, for the first three months of fiscal 2006.

     The overall trends reflected in the results of operations for the first three months of fiscal 2007 are a decrease in revenues from product sales, as compared to the first three months of fiscal 2006 ($2.5 million for the first three months of fiscal 2007 as compared to $4.2 million for the first three months of fiscal 2006), and a decrease in MRI equipment segment revenues relative to HMCA revenues ($5.0 million or 64% from the MRI equipment segment as compared to $2.8 million or 36% from HMCA, for the first three months of fiscal 2007, as compared to $6.1 million or 60% from the MRI equipment segment and $4.0 million or 40%, from HMCA, for the first three months of fiscal 2006). In addition, we experienced a decrease in unrelated party sales relative to related party sales in our medical equipment product sales ($4.6 million or 92% to unrelated parties and $381,000 or 8% to related parties for the first three months of fiscal 2007 as compared to $5.7 million, or 93% to unrelated parties and $420,000 or 7% to related parties for the first three months of fiscal
2006).

     We are committed to reversing the trends we have experienced in the first three months in fiscal 2007. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, payor reimbursement rates and policies, and unexpected expenditures or the timing of such expenditures, make it impossible to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Company's operating results.

     The Company's Upright MRI(TM), and Fonar-360(TM) MRI scanners, together with the Company's works-in-progress, are intended to significantly improve the Company's competitive position.

     The Company's Upright MRI(TM) scanner, which operates at 6000 gauss (.6 Tesla) field strength, allows patients to be scanned while standing or reclining. As a result, for the first time, MRI is able to be used to show abnormalities and injuries under full weight-bearing conditions, particularly the spine and joints. A floor-recessed elevator brings the patient to the height appropriate for the targeted image region. A custom- built adjustable bed will allow patients to sit or lie on their backs, sides or stomachs at any angle. Full-range-of-motion studies of the joints in virtually any direction will be possible, an especially promising feature for sports injuries.

     The Upright MRI(TM) will also be useful for MRI directed neuro- surgical procedures as the surgeon would have unhindered access to the patient's head when the patient is supine with no restrictions in the vertical direction. This easy-entry, mid-field-strength scanner should be ideal for trauma centers where a quick MRI-screening within the first critical hour of treatment will greatly improve patients' chances for survival and optimize the extent of recovery.

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

     The Fonar 360(TM) is presently marketed as a diagnostic scanner and is sometimes referred to as the Open Sky(TM) MRI. In its Open Sky(TM) version, the Fonar 360(TM) serves as an open patient friendly scanner which allows 360 degree access to the patient on the scanner bed. To optimize the patient-friendly character of the Open Sky(TM) MRI, the walls, floor, ceiling and magnet poles are decorated with landscape murals. The patient gap is twenty inches and the magnetic field strength, like that of FONAR's Upright MRI(TM), is 0.6 Tesla.

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

     The Company expects marked demand for its most commanding MRI products, the Upright MRI(TM) and the Fonar 360(TM), first for their exceptional features in patient diagnosis and treatment. These scanners additionally provide improved image quality and higher imaging speed because of their higher field strength of ..6 Tesla. The geometry of the Upright MRI(TM) as compared to a single coil, or multiple coils on only one axis and its transverse magnetic field enables the use of two detector rf coils operating in quadrature which increases the Upright MRI(TM) signal to noise ratio by 40%, providing a signal to noise ratio equal to a .84T recumbent only MRI scanner.

Liquidity and Capital Resources

     Cash, cash equivalents and marketable securities decreased from $9.5 million at June 30, 2006 to $8.7 million at September 30, 2006. Principal uses of cash during the first three months of fiscal 2007 included capital expenditures for property and equipment of $117,000, repayment of long-term debt and capital lease obligations in the amount of $45,000, capitalized software development costs of $184,000 and capitalized patent and copyright costs of $165,000, and a decrease in accounts payable of $967,000.

     Marketable securities approximated $4.6 million as at September 30, 2006, as compared to $4.9 million at June 30, 2006. This reduction represents the maturation of marketable securities which have not been reinvested and the proceeds of which are available to fund operations if needed. At September 30, 2006, our investments in U.S. Government obligations were $2.4 million, our investments in corporate and government agency bonds were $1.9 million and our investments in certificates of deposit and deposit notes were $400,000. The investments made have had the intended effect of maintaining a stable investment portfolio.

     Cash used in operating activities for the first three months of fiscal 2007 approximated $593,000. Cash used in operating activities was attributable primarily to the net loss of $6.1 million and the decrease in accounts payable of $967,000, which were offset by a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $2.9 million, a decrease in inventories of $839,000 and the issuance of stock for compensation, costs and expenses in lieu of cash in the amount of $1.9 million.

     Cash used in investing activities for the first three months of fiscal 2007 approximated $68,000. The principal source of cash from investing activities during the first three months of fiscal 2007 consisted of the sale of marketable securities of $398,000, offset by expenditures for property and equipment of approximately $117,000 and capitalized software and patent costs of approximately $349,000.

     Cash provided by financing activities for the first three months of fiscal 2007 approximated $212,000. The sources of cash from financing activities were net proceeds from exercises of stock options and warrants of $50,000, repayment of notes receivable from employee stockholders of $37,000, and net proceeds from the sale of stock of $373,000. The principal uses of cash in financing activities during the first three months of fiscal 2007 consisted of repayment of principal on long-term debt and capital lease obligations of approximately $45,000 and distributions to holders of minority interests of $203,000.

      The Company's obligations and the periods in which they are scheduled to become due are set forth in the following table:

(000's OMITTED)
                                 Due in
                                  Less         Due          Due          Due
                                  than 1      in 1-3       in 4-5       after 5
Obligation          Total         year         years        years        years
--------------   -----------   ----------   ----------   ----------   ----------

Long-term debt   $    555      $     --      $     --    $    --       $   555

Capital lease
Obligation            806            239           388       179           --

Operating
  Leases            8,760          2,399         3,742      1,143        1,476
                 -----------   ----------   ----------   ----------   ----------
Total cash
Obligations      $ 10,121      $   2,638     $   4,130   $  1,322      $ 2,031
                 ===========   ==========   ==========   ==========   ==========

     Total liabilities decreased by 3.3% to $25.2 million at September 30, 2006 from $26.1 million at June 30, 2006.

     We experienced a decrease in long-term debt from $1.2 million at June 30, 2006 to $1.1 million at September 30, 2006, a decrease in unearned revenue on service contracts from $4.8 million to $4.5 million at June 30, 2006 to September 30, 2006, a decrease in billings in excess of costs and estimated earnings on uncompleted contracts from $3.1 million at June 30, 2006 to $2.1 million at September 30, 2006, a decrease in accounts payable from $4.9 million at June 30, 2006 to $3.9 million at September 30, 2006, an increase in customer advances from $5.5 million at June 30, 2006 to $6.8 at September 30, 2006.

     As of September 30, 2006, the total of $6.2 million in other current liabilities included primarily accrued salaries and payroll taxes of $1.4 million, accrued royalties of $661,000 and excise and sales taxes of $2.2 million.

     Our working capital approximated $10.9 million as of September 30, 2006, as compared to working capital of $14.2 million as of June 30, 2006, decreasing by 23.5%. This resulted principally from a decrease in accounts receivable of $410,000 ($17.2 million at June 30, 2006 as compared to $16.8 million at September 30, 2006), a decrease of cost and estimated earnings in excess of billings on uncompleted contracts of $2.9 million ($3.0 million at June 30, 2006 as compared to $56,000 at September 30, 2006) along with a decrease in inventories of $838,000 ($7.1 million at June 30, 2006 as compared to $6.2 million at September 30, 2006).

     With respect to current liabilities, the current portion of long-term debt increased from $234,000 at June 30, 2006 to $239,000 at September 30, 2006, and billings in excess of costs and estimated earnings on uncompleted contracts decreased from $3.1 million at June 30, 2006 to $2.1 million at September 30, 2006. Customer advances increased from $5.5 million at June 30, 2006 to $6.8 million at September 30, 2006 and accounts payable decreased from $4.9 million at June 30, 2006 to $3.9 million at September 30, 2006.

     In order to conserve our capital resources, we have issued common stock under our stock bonus and stock option plans to compensate employees and non-employees for services rendered. In the first three months of fiscal 2007, the compensatory element of stock issuances was $98,000 as compared to $524,000 for the first three months of fiscal 2006. Utilization of equity in lieu of cash compensation has improved our liquidity since it increases cash available for other expenditures. In addition, we used stock to pay $ 1.6 million for the termination of two employment agreements terminated in connection with the sale of HMCA's physical therapy and rehabilitation facility management business in the first three months of fiscal 2006.

     Fonar's capital resources are expected to improve as Fonar's MRI scanner products gain wider market recognition and acceptance and produce increased product sales. The Company is focusing on increased advertising and marketing to increase demand for its products.

     Inventories decreased by $900,000 ($7.1 million at June 30, 2006 as compared to $6.2 million at September 30, 2006) resulting from a decrease in the purchasing of raw materials and components and in filling our backlog of orders.

     Fonar has not committed to making additional capital expenditures in the 2007 fiscal year other than its intention to continue research and development expenditures at current levels.

     Our business plan calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices.

     Our principal source of liquidity has been cash flows provided by operations. We currently expect this to continue. At September 30, 2006, we had working capital of $10.9 million. For the three months ended September 30, 2006, we incurred a net loss of $6.1 million which included non-cash charges of $2.7 million.

     In order to conserve our capital resources we have and will continue to issue, from time to time, common stock and stock options to compensate employees and non-employees for services rendered. The Company is focusing on increased advertising and marketing campaigns and distribution programs to increase the demand for Fonar's products. Management anticipates that Fonar's capital resources will improve as Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales. If we are not successful with our current marketing efforts to increase sales, then we could experience a shortfall in the cash necessary to sustain operations at their current levels.

     Given our September 30, 2006 cash and marketable securities balance of $8.7 million and our forecasted cash requirements, we anticipate that our existing capital resources, funds generated from operations and funds expected to be received from note repayments, will be sufficient to satisfy our cash flow requirements through at least September 30, 2007. Based upon current results of operations, we believe we will either need to increase sales, reduce expenses or seek other sources of funds through the issuance of equity or debt financing in order to maintain sufficient funds available to operate subsequent to September 30, 2007.

     The Company received written notification from The Nasdaq Stock Market on December 22, 2005 that the bid price of its common stock for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Marketplace Rule 4310(c)(4) (the "Rule"). Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(D), the Company had been provided an initial period of 180 calendar days, or until June 20, 2006, to regain compliance but since Fonar was then in compliance with NASDAQ's other listing requirements, an extension to December 18, 2006 was granted.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our investments are in fixed rate instruments. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by us at September 30, 2006.

                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE

                             Investments
                 Year of     in Fixed Rate   Weighted Average
                 Maturity     Instruments    Interest Rate
                 --------    ------------    ----------------
                 9/30/07      $   100,000         4.25%
                 9/30/08        1,650,000         3.93%
                 9/30/09        1,945,687         4.07%
                 9/30/10          998,812         2.98%
                 9/30/11          100,000         4.54%
                             ------------
                  Total:      $ 4,794,499
                             ============
                              Fair Value
                              at 9/30/06$    4,539,857
                             ============

     All  of  our  revenue,   expense  and  capital  purchasing  activities  are
transacted in United States dollars.

     See Note 13 to the consolidated Financial Statements in our Form 10-K as of and for the year ended June 30, 2006 for information on long-term debt.

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


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings: There were no material changes in litigation for the first three months of fiscal 2007.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Submission of Matters to a Vote of Security Holders: None

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K: Exhibit 31.1 Certification See Exhibits Exhibit 32.1 Certification See Exhibits 8-K (earnings press release) filed on September 15, 2006

FONAR CORPORATION AND SUBSIDIARIES


SIGNATURES

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

Dated:  November 9, 2006