Form 10-Q
period 2006-12-31
FONAR CORP
filed 2007-02-09
CIK 355019

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

      [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    DECEMBER 31, 2006
                                      ----------------------------

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
      For the transition period from              to
                                     ------------     -------------
      Commission file number  0-10248
                            ------------

                          FONAR CORPORATION
------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

             DELAWARE                          11-2464137
--------------------------------    ------------------------------------
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

110 Marcus Drive     Melville, New York                 11747
------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:     (631)  694-2929
                                                      ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES  X     NO
                                                    ----     ----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     YES  X     NO
                                                    ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                     Outstanding at January 31, 2007
--------------------------------    ---------------------------------------
Common Stock, par value $.0001                     121,559,660
Class B Common Stock, par value $.0001                   3,953
Class C Common Stock, par value $.0001               9,562,824
Class A Preferred Stock, par value $.0001            7,836,287

FONAR CORPORATION AND SUBSIDIARIES
INDEX


PART I - FINANCIAL INFORMATION                                        PAGE
                                                                      ----

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - December 31, 2006
     (Unaudited) and June 30, 2006                                    3-5

   Condensed Consolidated Statements of Operations for
     the Three Months Ended December 31, 2006 and
     December 31, 2005 (Unaudited)                                     6

   Condensed Consolidated Statements of Operations for
     the Six Months Ended December 31, 2006 and
     December 31, 2005 (Unaudited)                                     7

   Condensed Consolidated Statements of Comprehensive
     Loss for the Three Months Ended
     December 31, 2006 and December 31, 2005 (Unaudited)               8

   Condensed Consolidated Statements of Comprehensive
     Loss for the Six Months Ended
     December 31, 2006 and December 31, 2005 (Unaudited)               8

   Condensed Consolidated Statements of Cash Flows for
     the Six Months Ended December 31, 2006 and
     December 31, 2005 (Unaudited)                                     9


   Notes to Condensed Consolidated Financial Statements (Unaudited)  11-23

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

Signatures

Exhibit - 31.1

Exhibit - 32.1

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                               December 31,   June 30,
                                                         2006         2006
                                                      (UNAUDITED)
Current Assets:                                        ---------  ---------
  Cash and cash equivalents                              $ 4,964    $ 4,557

  Marketable securities                                    3,705      4,938

  Accounts receivable - net                                4,867      3,359

  Accounts receivable - related parties - net                454        499

  Medical receivables                                      4,497      6,053

  Management fee receivable - related medical
    practices - net                                        7,272      7,323

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                     127      2,958

  Inventories                                              6,347      7,077

  Investment in sales-type lease                               -        279

  Current portion of advances and notes to related
    medical practices                                        156         90

  Current portion of note receivable less discount
    for below market interest                                559        459

  Prepaid expenses and other current assets                1,596      1,280
                                                        ---------  ---------
        Total Current Assets                              34,544     38,872
                                                        ---------  ---------

Property and equipment - net                               5,877      6,667

Advances and notes to related medical practices - net        575        676

Notes receivable less discount for below market interest   5,425      5,719

Other intangible assets - net                              5,137      4,930

Other assets                                               1,650        366
                                                        ---------  ---------
        Total Assets                                    $ 53,208   $ 57,230
                                                        =========  =========




See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

                                                     December 31,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2006         2006
                                                      (UNAUDITED)
Current Liabilities:                                    ---------  ---------
  Current portion of long-term debt and
    capital leases                                       $   243    $   234
  Accounts payable                                         3,929      4,886
  Other current liabilities                                6,411      6,102
  Unearned revenue on service contracts                    5,456      4,238
  Unearned revenue on service contracts - related parties    490        544
  Customer advances                                       10,102      5,464
  Customer advances - related party                           42         42
  Income taxes payable                                         -          8
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                      1,760      2,979
  Billings in excess of costs and estimated
    earnings on uncompleted contracts - related party          -        137
                                                        ---------  ---------
      Total Current Liabilities                           28,433     24,634

Long-Term Liabilities:
  Due to related medical practices                            93         93
  Long-term debt and capital leases,
    less current portion                                   1,068      1,172
  Other liabilities                                          192        215
                                                        ---------  ---------
      Total Long-Term Liabilities                          1,353      1,480
                                                        ---------  ---------
      Total Liabilities                                   29,786     26,114
                                                        ---------  ---------
Minority interest                                            691        697
                                                        ---------  ---------



















See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED, except share data)

                                                     December 31,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                      2006          2006
  (continued)                                          (UNAUDITED)
                                                        ---------  ---------
STOCKHOLDERS' EQUITY

Class A non-voting preferred stock $.0001 par value;
8,000,000 authorized, 7,836,287 issued and outstanding
at December 31, 2006 and June 30, 2006                         1          1

Common Stock $.0001 par value; 150,000,000 shares
authorized at December 31, 2006 and June 30, 2006,
121,705,391 issued at December 31, 2006
and 114,995,094 at June 30, 2006; 121,414,327 outstanding at
December 31, 2006 and 114,704,030 at June 30, 2006            12         11

Class B Common Stock $ .0001 par value; 4,000,000
shares authorized, (10 votes per share), 3,953 issued
and outstanding at December 31, 2006 and June 30, 2006         -          -

Class C Common Stock $.0001 par value; 10,000,000 shares
authorized, (25 votes per share), 9,562,824 issued
and outstanding at December 31, 2006 and June 30, 2006         1          1

Paid-in capital in excess of par value                   172,003    168,412
Accumulated other comprehensive loss                    (    133)  (    246)
Accumulated deficit                                     (147,908)  (136,333)
Notes receivable from employee stockholders             (    570)  (    752)
Treasury stock, at cost - 291,064 shares of common stock
  at December 31, 2006 and June 30, 2006                (    675)  (    675)
                                                        ---------  ---------
      Total Stockholders' Equity                          22,731     30,419
                                                        ---------  ---------
      Total Liabilities and Stockholders' Equity        $ 53,208   $ 57,230
                                                        =========  =========
















See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                     FOR THE THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                        --------------------
                                                           2006       2005
REVENUES                                                ---------  ---------
  Product sales - net                                    $ 2,082    $ 1,829
  Product sales - related parties - net                        2      2,337
  Service and repair fees - net                            2,211      1,854
  Service and repair fees - related parties - net            238        250
  Management and other fees - related medical
    practices - net                                        3,139      3,044
  License fees and royalties                                   -      1,227
                                                        ---------  ---------
     Total Revenues - Net                                  7,672     10,541
                                                        ---------  ---------
COSTS AND EXPENSES
  Costs related to product sales                           2,369      1,822
  Costs related to product sales - related parties             2      1,907
  Costs related to service and repair fees                 1,056      1,201
  Costs related to service and repair
    fees - related parties                                   114        161
  Costs related to management and other
    fees - related medical practices                       2,220      2,387
  Research and development                                 1,379      1,725
  Selling, general and administrative,
    inclusive of compensatory element of stock
    issuances of $ 23 and $ 545 for the three months
    ended December 31, 2006 and 2005, respectively         5,795      6,857
  Provision for bad debts                                    136         25
                                                        ---------  ---------
     Total Costs and Expenses                             13,071     16,085
                                                        ---------  ---------
Loss From Operations                                     ( 5,399)   ( 5,544)

Interest Expense                                         (    73)   (    90)
Investment Income                                            230        238
Interest Income - Related Parties                             11          2
Other Income                                                  39        321
Minority Interest in Income of Partnerships              (   278)   (   285)
                                                        ---------  ---------
NET LOSS                                                $( 5,470)  $( 5,358)
                                                        =========  =========
Net Loss Available to Common Stockholders               $( 5,470)  $( 5,358)
                                                        ---------  ---------
Basic Loss Per Common Share                             $  ( .05)  $  ( .05)
                                                        =========  =========
Diluted Loss Per Common Share                           $  ( .05)  $  ( .05)
                                                        =========  =========
Basic and Diluted Earnings Per Share-Common C              N/A        N/A
                                                        =========  =========


See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                      FOR THE SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                        --------------------
                                                           2006       2005
REVENUES                                                ---------  ---------
  Product sales - net                                    $ 4,400    $ 5,840
  Product sales - related parties - net                      142      2,517
  Service and repair fees - net                            4,491      3,538
  Service and repair fees - related parties - net            479        491
  Management and other fees - net                              -        648
  Management and other fees - related medical
    practices - net                                        5,943      6,433
  License fees and royalties                                   -      1,227
                                                        ---------  ---------
     Total Revenues - Net                                 15,455     20,694
                                                        ---------  ---------
COSTS AND EXPENSES
  Costs related to product sales                           4,811      5,708
  Costs related to product sales - related parties           146      2,070
  Costs related to service and repair fees                 2,299      2,431
  Costs related to service and repair
    fees - related parties                                   245        337
  Costs related to management and other fees                   -        528
  Costs related to management and other
    fees - related medical practices                       4,224      4,673
  Research and development                                 2,811      3,565
  Selling, general and administrative,
    inclusive of compensatory element of stock
    issuances of $ 121 and $ 1,069 for the six months
    ended December 31, 2006 and 2005, respectively        12,223     13,273
  Provision for bad debts                                    186         50
  Amortization of management agreements                        -         37
  Termination costs paid with common stock                     -      1,600
                                                        ---------  ---------
     Total Costs and Expenses                             26,945     34,272
                                                        ---------  ---------
Loss From Operations                                     (11,490)   (13,578)

Interest Expense                                         (   144)   (   164)
Investment Income                                            429        410
Interest Income - Related Parties                             22          6
Other Income                                                  78        218
Minority Interest in Income of Partnerships              (   470)   (   567)
                                                        ---------  ---------
NET LOSS                                                $(11,575)  $(13,675)
                                                        =========  =========
Net Loss Available to Common Stockholders               $(11,575)  $(13,675)
                                                        ---------  ---------
Basic Loss Per Common Share                             $  ( .10)  $  ( .13)
                                                        =========  =========
Diluted Loss Per Common Share                           $  ( .10)  $  ( .13)
                                                        =========  =========
Basic and Diluted Earnings Per Share-Common C              N/A        N/A
                                                        =========  =========

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

(000'S OMITTED)


                                                    FOR THE THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                        --------------------
                                                           2006       2005
                                                        ---------  ---------
Net loss                                                 $(5,470)   $(5,358)

Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on securities,
      net of tax                                              27     (  127)
                                                        ---------  ---------
Total comprehensive loss                                 $(5,443)   $(5,485)
                                                        =========  =========


                                                     FOR THE SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                        --------------------
                                                           2006       2005
                                                        ---------  ---------
Net loss                                                $(11,575)  $(13,675)

Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on securities,
      net of tax                                             113    (   147)
                                                        ---------  ---------
Total comprehensive loss                                $(11,462)  $(13,822)
                                                        =========  =========


















See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)

                                                    FOR THE SIX MONTHS ENDED
                                                           DECEMBER 31,
                                                        --------------------
                                                           2006       2005
                                                        ---------  ---------
Cash Flows from Operating Activities:
 Net loss                                               $(11,575)  $(13,675)
 Adjustments to reconcile net loss to
  net cash (used in) provided by operating activities:
    Minority interest in income of partnerships              470        567
    Depreciation and amortization                          1,321      1,659
    Provision for bad debts                                  186         50
    Compensatory element of stock issuances                  121      1,069
    Stock issued for costs and expenses                    1,815      2,891
    Termination costs paid with common stock                   -      1,600
    Amortization of unearned compensation                      -        182
    Gain on sale of equipment                                  -    (     3)
    Loss from sale of physical medicine
      management business                                      -        144
(Increase) decrease in operating assets, net:
     Accounts, management fee and medical receivable(s)  (    43)   (   522)
     Notes receivable                                        194    (    28)
     Costs and estimated earnings in excess of
       billings on uncompleted contracts                   2,831      5,447
     Inventories                                             730      1,664
     Principal payments received on sales type lease         279         84
     Prepaid expenses and other current assets           (   315)   (   122)
     Other assets                                        (    49)        26
     Advances and notes to related medical practices          35         54
Increase (decrease) in operating liabilities, net:
     Accounts payable                                    (   957)   ( 2,544)
     Other current liabilities                             1,472        770
     Customer advances                                     4,638        626
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                 ( 1,357)     1,316
     Other liabilities                                   (    23)   (    23)
     Due to related medical practices                          -    (    35)
     Income taxes payable                                (     8)   (    11)
                                                        ---------  ---------
Net cash (used in) provided by operating activities      (   235)     1,186
                                                        ---------  ---------










See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)

                                                      FOR THE SIX MONTHS ENDED
                                                            DECEMBER 31,
                                                        --------------------
                                                          2006       2005
                                                        ---------  ---------
Cash Flows from Investing Activities:
  Sales of marketable securities                           1,345      2,684
  Purchases of property and equipment                    (   164)   ( 1,010)
  Costs of capitalized software development              (   340)   (   373)
  Cost of patents and copyrights                         (   235)   (   195)
  Proceeds from sale of equipment                              -         97
                                                        ---------  ---------
Net cash provided by investing activities                    606      1,203
                                                        ---------  ---------

Cash Flows from Financing Activities:
  Distributions to holders of minority interest          (   475)   (   421)
  Proceeds from long-term debt                                 -        391
  Repayment of borrowings and capital
    lease obligations                                    (    94)   (   202)
  Net proceeds from exercise of stock options
    and warrants                                              50        500
  Net proceeds from sale of stock                            373          -
  Repayment of notes receivable from employee
    stockholders                                             182        175
                                                        ---------  ---------
Net cash provided by financing activities                     36        443
                                                        ---------  ---------

Net Increase in Cash and Cash Equivalents                    407      2,832

Cash and Cash Equivalents - Beginning of Period            4,557      5,517
                                                        ---------  ---------
Cash and Cash Equivalents - End of Period                $ 4,964    $ 8,349
                                                        =========  =========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)



NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 20, 2006 for the fiscal year ended June 30, 2006.

Liquidity and Capital Resources

The Company's principal source of liquidity has been cash flows provided by operations. The Company's management currently expects this to continue. At December 31, 2006, the Company had working capital of $6.1 million. For the six months ended December 31, 2006, the Company incurred a net loss of $11.6 million which included non-cash charges of $3.4 million.

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

Given the Company's December 31, 2006 cash and marketable securities balance of $8.7 million and the Company's forecasted cash requirements, the Company anticipates that its existing capital resources, funds generated from operations and funds expected to be received from note repayments, will be sufficient to satisfy its cash flow requirements through at least December 31, 2007. Based on current results of operations, the Company believes it will either need to increase sales, reduce expenses or seek other sources of funds through the issuance of equity or debt financing in order to maintain sufficient funds available to operate subsequent to December 31, 2007.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with EITF 03-6, "Participating Securities and the Two-Class method under FASB Statement No. 128" ("EITF 03-6"), the Company's participating convertible securities, which include Class B common stock and Class C common stock, are not included in the computation of basic EPS for six months ended December 31, 2006 and 2005, because the participating securities do not have a contractual obligation to share in the losses of the Company.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of certain options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation was approximately 6,982,000 and 7,025,000 because they are antidilutive as a result of a net loss for the six months ended December 31, 2006 and 2005, respectively.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)


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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)



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

In October, 2005, the FASB issued FSP FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)", which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)



NOTE 2 - SUMMARY OF SIGNIFICANT  ACCOUNTING POLICIES (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifcations did not have any effect on reported net losses for any periods presented.



NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE

Medical Receivables

The Company was assigned medical receivables valued at $11,775,000, in connection with the satisfaction of the management fees and termination fees related to a Termination and Replacement Agreement dated May 23, 2005. The balance of the medical receivables as of December 31, 2006 was $4,497,000.

Accounts Receivable and Management Fee Receivable

Receivables, net is comprised of the following at December 31, 2006:
                                 (000's Omitted)

                                                 Allowance
                                Gross           for doubtful
                                Receivable        accounts          Net
                                ------------    ------------    ------------
Receivables from equipment
sales and service contracts       $ 5,597         $   730         $ 4,867
                                ============    ============    ============

Receivables from equipment
sales and service contracts-
related parties                   $ 1,100         $   646         $   454
                                ============    ============    ============

Management fee receivables
from related medical
practices ("PC's")                $10,425         $ 3,153         $ 7,272
                                ============    ============    ============

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
                                   (UNAUDITED)



NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE (Continued)

Accounts Receivable and Management Fee Receivable (Continued)

Collection by the Company of its accounts receivable may be impaired by the uncollectibility of the PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 41% and 48% of the PC's net revenues for both the six months ended December 31, 2006 and 2005, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

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

On February 8, 2006, the Deficit Reduction Act of 2005 ("DRA") was signed into law by President George W. Bush. The DRA would result in caps on Medicare and Medicaid payment rates for most imaging services, including MRI and CT, furnished in physicians' offices and other non-hospital based settings. Under the cap, payments for these imaging services could not exceed the hospital outpatient payment rates for those services. This change is to apply to services furnished by the P.C.'s on or after January 1, 2007. Although the professional corporations managed by HCMA bill for scans on a "global" basis, which means a single fee per scan, the limitation is applicable only to the technical component of the services, which is the payment or portion of the payment attributable to the non-professional services. If the fee for the technical component of the service (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), under the Physician Fee Schedule, then the payment would be limited to the Physician Fee Schedule rate. Based on the Company's scan volumes for 2006, the Company estimates that the implementation of the reimbursement reduction contained in the DRA may have the impact of reducing the Company's management fee revenues by approximately $800,000 annually.

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006
                                  (UNAUDITED)

NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE (Continued)

Accounts Receivable and Management Fee Receivable (Continued)

Currently, a statute in the State of Florida requires all drivers, licensed in the State of Florida, to carry a $10,000 no-fault insurance policy covering personal injury protection benefits. This statute is due to expire in October 2007 unless extended by legislative actions. Management does not believe that the expiration of this statute will have a material impact on the Company's consolidated financial position or results of consolidated operations in the future.

While the Company has prepared certain estimates of the impact of the above discussed changes and possible changes, it is not possible to fully quantify their impact on its business. There can be no assurance that the impact of these changes will not be greater than estimated or that any future health care legislation or reimbursement changes will not adversely affect the Company's business.

Net revenues from management and other fees charged to the related P.C's accounted for approximately 38.5% and 31.1% of the consolidated net revenues for the six months ended December 31, 2006 and 2005, respectively. Product sales and service repair fees from related parties amounted to approximately 4.0% and 14.5% of consolidated net revenues for the six months ended December 31, 2006 and 2005, respectively.

Unaudited Financial Information of Unconsolidated Managed Medical Practices

Summarized income statement data for the three months ended December 31, 2006 and 2005 related to the unconsolidated medical practices managed by the Company is as follows:
                    (000's omitted) (Income Tax-Cash Basis)

                     For the three months ended December 31,
                              2006              2005
                             ------            ------
Patient Revenue - Net        $5,025            $4,072
                             ======            ======
Income from Operations       $  335            $  109
                             ======            ======
Net Income (Loss)            $  107            $ (103)
                             ======            ======

Summarized income statement data for the six months ended December 31, 2006 and 2005 related to the unconsolidated medical practices managed by the Company is as follows:
                    (000's omitted) (Income Tax-Cash Basis)

                     For the six months ended December 31,
                              2006              2005
                             ------            ------
Patient Revenue - Net        $9,787            $8,398
                             ======            ======
Income from Operations       $  518            $  111
                             ======            ======
Net Income (Loss)            $   48            $ (314)
                             ======            ======

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006
                                  (UNAUDITED)

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet at December 31, 2006 consist of:
                                                  (000's omitted)

     Purchased parts, components and supplies         $ 4,233
     Work-in-process                                    2,114
                                                      -------
                                                      $ 6,347
                                                      =======

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

     1) Information relating to uncompleted contracts as of December 31, 2006 is as follows:
                                                  (000's omitted)

     Costs incurred on uncompleted
          Contracts                                   $ 5,510
     Estimated earnings                                 2,327
                                                      -------
                                                        7,837
     Less: Billings to date                             9,470
                                                      -------
                                                      $(1,633)
                                                      =======

Included in the accompanying condensed consolidated balance sheet at December 31, 2006 under the following captions:

     Costs and estimated earnings in excess of
          billings on uncompleted contracts           $   127
     Less: billings in excess of costs and estimated
          earnings on uncompleted contracts             1,760
                                                      -------
                                                      $(1,633)
                                                      =======

     2)   Customer advances consist of the following as of December 31, 2006:

                                                   Related
                                        Total      Party         Other
                                       --------    --------    ---------
Total Advances                         $ 19,614    $     42    $ 19,572
Less: Advances
       on contracts under construction    9,470        --         9,470
                                       --------     --------   --------
                                       $ 10,144    $     42    $ 10,102
                                       ========     ========    =======

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006
                                  (UNAUDITED)

NOTE 6 -STOCKHOLDERS' EQUITY

Common Stock

During the three months ended December 31, 2006:

a)   The  Company   issued  75,000  shares  of  common  stock  to  employees  as compensation valued at $22,500 under stock bonus plans.

During the six months ended December 31, 2006:

a) The Company issued 125,749 shares of common stock to employees as compensation valued at $41,699 under stock bonus plan.

b) The Company issued 175,000 shares of common stock to consultants and others valued at $78,200.

c) The Company issued 5,227,548 shares of common stock for costs and expenses of $1,815,361.

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

NOTE 7 - OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

                                 (000's omitted)

                                     December 31,     June 30,
                                         2006           2006
                                     ------------   ------------
     Royalties                        $      634     $      716
     Accrued salaries, commissions
          and payroll taxes                1,050          1,146
     Accrued interest                        535            535
     Litigation judgements                   193            193
     Sales tax payable                     2,368          2,181
     Other                                 1,631          1,331
                                     ------------   ------------
                                      $    6,411     $    6,102
                                     ============   ============

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006
                                  (UNAUDITED)

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

The two principals of Health Plus were employed by HMCA and Dynamic up to the time of the closing of the business. In consideration for the termination of their employment agreement, these two individuals each became entitled to receive $800,000. In addition, each became entitled to receive $200,000 for collection services to be provided on behalf of HMCA and Dynamic with respect to a portion of the accounts receivable of certain physical therapy and rehabilitation facilities which arose during the period when HMCA was engaged in the management of those facilities. The $1,000,000 payable to each of these individuals was satisfied in shares of Fonar common stock. During the year ended

June 30, 2006 the Company issued 1,871,490 shares totaling $1,995,675. The remaining balance under this obligation at December 31, 2006 is $4,325 which was included in other current liabilities. The Company capitalized $400,000 with respect to collection services. During the year ended June 30, 2006, $400,000 was charged to compensatory element of stock.

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

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006
                                  (UNAUDITED)



NOTE 9 - SALE OF SUBSIDIARY

On January 31, 2006, the Company sold 100% of the stock of Tallahassee Magnetic Resonance Imaging, P.A. to Raymond V. Damadian for a diminimus amount since the liabilities exceed the assets. No gain or loss was recognized on this sale. Revenue recognized from this entity totaled $516,932 for the six months ended December 31, 2005.



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

Summarized financial information concerning the Company's reportable segments is shown in the following table:
                                 (000's omitted)

                                                      Physician
                                                      Management
                                                      and
                                                      Diagnostic
                                         Medical      Imaging
                                        Equipment     Services        Totals
                                        ----------    ----------    ----------
For the three months ended December 31, 2006:

Net revenues from external customers     $  4,533      $  3,139      $  7,672
Inter-segment net revenues               $    330      $   -         $    330
Loss from operations                     $ (5,035)     $   (364)     $ (5,399)
Depreciation and amortization            $    390      $    275      $    665
Compensatory element of stock issuances  $     23      $   -         $     23
Capital expenditures                     $    249      $     24      $    273

For the three months ended December 31, 2005:

Net revenues from external customers     $  7,497      $  3,044      $  10,541
Inter-segment net revenues               $    141      $   -         $     141
Loss from operations                     $ (4,756)     $   (788)     $   (5,544)
Depreciation and amortization            $    505      $    310      $      815
Compensatory element of stock issuances  $    545      $   -         $      545
Capital expenditures                     $    436      $    486      $      922

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006
                                  (UNAUDITED)



NOTE 10 - SEGMENT AND RELATED INFORMATION (Continued)

                                 (000's omitted)
                                                      Physician
                                                      Management
                                                      and
                                                      Diagnostic
                                         Medical      Imaging
                                        Equipment     Services        Totals
                                        ----------    ----------    ----------
For the six months ended December 31, 2006:

Net revenues from external customers     $  9,512      $  5,943      $ 15,455
Inter-segment net revenues               $    513      $   -         $    513
Loss from operations                     $(10,612)     $   (878)     $(11,490)
Depreciation and amortization            $    773      $    548      $  1,321
Compensatory element of stock issuances  $    116      $      5      $    121
Capital expenditures                     $    683      $     56      $    739
Identifiable assets                      $ 28,983      $ 24,225      $ 53,208

For the six months ended December 31, 2005:

Net revenues from external customers     $ 13,613      $  7,081      $ 20,694
Inter-segment net revenues               $    277      $   -         $    277
Income from operations                   $(10,556)     $ (3,022)     $(13,578)
Depreciation and amortization            $    999      $    660      $  1,659
Compensatory element of stock issuances  $    756      $    313      $  1,069
Termination Costs paid with Common Stock $   -         $  1,600      $  1,600
Capital expenditures                     $    677      $    901      $  1,578
Identifiable assets - June 30, 2006      $  31,264     $ 25,965      $ 57,229



NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended December 31, 2006 and December 31, 2005, the Company paid $144,000 and $164,000 for interest, respectively.

Non-Cash Transaction.

During the six months ended December 31, 2006:

a) The Company recorded the cash surrender value of the split dollar life insurance policies of $1,234,000 to additional paid in capital.

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2006
                                  (UNAUDITED)



NOTE 12 - POTENTIAL DELISTING OF THE COMPANY'S COMMON STOCK

The Company received written notification from The Nasdaq Stock Market on December 22, 2005 that the bid price of its common stock for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Marketplace Rule 4310(c)(4) (the "Rule"). Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(D), the Company has been provided an initial period of 180 calendar days, or until June 20, 2006, to regain compliance. The notice states that the Company has achieved compliance with the Rule if at any time before June 20, 2006 the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. The Company had been granted an extension to achieve compliance until December 18, 2006

On December 19, 2006, the Company received a Nasdaq Staff Determination indicating that the Company still fails to comply with the minimum bid price requirement for continued listing and therefore is subject to delisting from the Nasdaq Capital Market. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review the staff determination. There can be no assurance the Panel will grant the Company's request for continued listing. The hearing will be held on February 15, 2007.



NOTE 13 - SUBSEQUENT EVENT

Common Stock

During the period from January 1, 2007 through January 31, 2007:

a) The Company issued 145,333 shares of common stock for costs and expenses of $42,118.

                       FONAR CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the six month  period  ended  December  31,  2006 (first half of fiscal
2007), we reported a net loss of $11.6 million on revenues of $15.5 million as compared to net loss of $13.7 million on revenues of $20.7 million for the six month period ended December 31, 2005(first half of fiscal 2006).

     For the three month period ended December 31, 2006 we reported a net loss of $5.5 million on revenues of $7.7 million as compared to net loss of $5.4 million on revenues of $10.5 million for the three month period ended December 31, 2005.

     Sales of our UPRIGHT(TM) MRI scanners were negatively affected primarily by marketing and advertising pressure from our competitors attempting to minimize the unique medical benefits of UPRIGHT(TM) MRI. These companies may not make UPRIGHT(TM) MRI scanners because of Fonar's patents. Prospective customers continue to have concerns relating to increased difficulty in obtaining insurance reimbursements. We are focusing our marketing campaign to bring the benefits of weight-bearing MRI, and its necessity in the proper evaluation of back pain, to the attention of the consumer and ultimately, referring physicians, hospitals, insurers and other third party payors. In addition, we are targeting orthopedic surgeons, since in order to know the proper surgery to perform, the physician needs images of the patient in the position which causes the patient pain and also in positions of flexion and extension to detect the degree of impairment. Our marketing campaign has had a positive effect on Fonar's overall sales activity and should result in increasing numbers of sales of Fonar UPRIGHT(TM) MRI's.

     Sales of our scanners may have been adversely affected by the Deficit Reduction Act of 2005 (DRA) which went into effect in calendar 2007 and establishes caps on Medicare and Medicaid payment rates for most imaging services, including MRI, furnished in physicians' offices and other non-hospital based settings. Under the cap, payments for the "technical" (non-professional services) component of these scans could not exceed the hospital outpatient amount under a Physician Fee Schedule. We believe, however, the UPRIGHT(TM) MRI scanners should not be adversely affected but benefit from increased volumes because the UPRIGHT(TM) MRI with multiple positions is a dynamic MRI as compared with the static conventional recumbent- only single position MRI. The principal reason for the decline in revenues of our wholly owned subsidiary, Health Management Corporation of America for the six-month period ended December 31, 2006, notwithstanding the increase in revenues in the second quarter of fiscal 2007 compared to fiscal 2006 was the sale of its physical therapy and rehabilitation management business in July, 2005. This resulted in a decline in the first quarter of fiscal 2007 compared to fiscal 2006. We also refer to Health Management Corporation of America as "HMCA".

     In addition, we are planning to expand our sales force, both in terms of hiring more sales personnel and establishing a network of domestic distributors (we already use distributors for foreign sales) under the direction of our internal sales force.

     We also are monitoring the performance of our existing users in order to establish teams to assist underperforming customers improve their scan volume. In addition, we have held seminars to assist customers in their marketing efforts.

     Notwithstanding the disappointing MRI scanner sales revenues. The number of units sold remained constant at six during the first half of fiscal 2006 and fiscal 2007.

     Importantly, we believe that our efforts to penetrate the hospital market are beginning to show greater results. For the 2006 fiscal year, two Fonar UPRIGHT(TM) MRI scanners were sold to hospitals, one of which is a member of a chain of hospitals. In the first half of fiscal 2007, we sold one Fonar UPRIGHT(TM) MRI scanner to a hospital. The Fonar UPRIGHT(TM) MRI scanner is the only scanner which enables weight-bearing scans of the spine, which is critical in making a correct diagnosis of spine diseases such as low back pain and therefore the key to performing the correct surgery of the spine. There are approximately 916,000 surgical procedures performed on the spine each year as compared to approximately 950,000 cardiac surgeries annually in the United States (including, stents, bypasses, angioplasties, valve replacements, heart transplants and the like).


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


Results of Operations

The Company operates in two industry segments: the manufacture and servicing of medical (MRI) equipment, the Company's traditional business which is conducted directly by Fonar, and diagnostic facilities management services, which is conducted through Fonar's wholly-owned subsidiary HMCA. During July 2005 HMCA sold the portion of its business engaged in the management of physical therapy and rehabilitation facilities.

Trends in the second quarter of fiscal 2007 include a decrease in product sales revenues. Sales orders for UPRIGHT(TM) MRI scanners, remained constant at six in the first half of fiscal 2006 and the first half of 2007. Although unrelated party sales revenues increased from $1.8 million in the second quarter of fiscal 2006 to $2.1 million, for the first six month period ended December 31, unrelated party scanner sales revenues decreased from $5.8 million in fiscal 2006 to $4.4 million in fiscal 2007. Related party scanner sales revenues decreased in both of the first two quarters of fiscal 2007, from $2.5 million for the six months ended December 31, 2005 to $142,000 for the six months ended December 31, 2006. The Company will continue to focus on increased marketing efforts, including adding additional sales personnel and distributors, to improve sales performance in fiscal 2007.

For the three month period ended December 31, 2006, as compared to the three month period ended December 31, 2005, overall revenues from MRI product sales decreased 50% ($2.1 million compared to $4.2 million). Unrelated party scanner sales ($2.1 million compared to $1.8 million) increased at a rate of 13.8% and related party scanner sales ($2 thousand compared to $2.3 million) decreased 99.9%. Service revenues, however, increased by 16.4% ($2.4 million compared to $2.1 million) because of customers entering into service agreements with Fonar for their scanners following the expiration of the warranty period on their equipment. Overall, for the second quarter of fiscal 2007, revenues for the medical equipment segment decreased by 39.5% to $4.5 million from $7.5 million for the second quarter of fiscal 2006. The revenues generated by HMCA increased, by 3.1% to $3.1 million for the second quarter of fiscal 2007 as compared to $3.0 million for the second quarter of fiscal 2006.

     For the six month period ended December 31, 2006, as compared to the six month period ended December 31, 2005, overall revenues from MRI product sales decreased 45.7% ($4.5 million compared to $8.4 million). Unrelated party scanner sales ($4.4 million compared to $5.8 million) decreased at a rate of 24.7% and related party scanner sales ($142 thousand compared to $2.5 million) decreased 94.4%. Service revenues, however, increased by 23.4% ($5.0 million compared to $4.0 million) because of customers entering into service agreements with Fonar for their scanners following the expiration of the warranty period on their equipment. Overall, for the first half of fiscal 2007, revenues for the medical equipment segment decreased by 30.1% to $9.5 million from $13.6 million for the first half of fiscal 2006. The revenues generated by HMCA also decreased, by 16.1% to $5.9 million for the first half of fiscal 2007 as compared to $7.1 million for the first half of fiscal 2006. The decrease in revenues recognized by HMCA resulted primarily from the sale of HMCA's business of managing physical therapy and rehabilitation centers during July 2005.

     There were approximately $480 thousand in foreign revenues for the first six months of fiscal 2007 as compared to approximately $1.5 million in foreign revenues for the first six months of fiscal 2006, representing a decrease in foreign revenues of 68%.

     Nevertheless, notwithstanding the decrease in our total net revenues of 25.3% from $20.7 million in the first half of fiscal 2006 to $15.5 million in the first half of fiscal 2007, these decreases were accompanied by a decrease of 21.4% in total costs and revenues from $34.3 million in the first half of fiscal 2006 compared to $26.9 million in the first half of fiscal 2007. As a result, our operating loss decreased from $13.6 million in the first half of fiscal 2006 to $11.5 million in the first half of fiscal 2007.

     We recognize MRI scanner sales revenues on the "percentage of completion" basis, which means the revenues are recognized as the scanner is manufactured. Revenues recognized in a particular quarter do not necessarily reflect new orders or progress payments made by customers in that quarter. We build the scanner as the customer meets certain benchmarks in its site preparation in order to minimize the time lag between incurring costs of manufacturing and our receipt of the cash progress payments from the customer which are due upon delivery. Consequently, there can be a disparity between the revenues recognized in a fiscal period and the number of product sales. Generally, the recognized revenue results from revenues from a scanner sale being recognized in a fiscal quarter or quarters following the quarter in which the sale was made. Illustrating this point, the revenue from product sales for the first six months of fiscal 2007 decreased 45.7% from the first six months of fiscal 2006 ($4.5 million compared to $8.4 million). We received, however, orders for six UPRIGHT(TM) MRI scanners during the first six months of fiscal 2007 as compared to six orders for UPRIGHT(TM) MRI scanners during the first six months of fiscal 2006.

     We believe the decrease in product sales revenues reflect the large variation in sales revenue that is typical of the sale of high unit cost capital equipment, which variation is characteristic of Fonar's 28 year experience selling MRI scanning systems.

     Service and repair revenues increased by 16.4%, from $2.1 million for the second quarter of fiscal 2006 to $2.4 million for the second quarter of fiscal 2007.

     Service and repair revenues increased by 23.4% from $4.0 million for the first six months of fiscal 2006 to $5.0 million for the first six months of fiscal 2007.

     The increases in service and repair revenues are occurring because after the warranty on the MRI scanner expires, the owner will ordinarily enter into a service contract with us to assure continued coverage. We anticipate that for this reason there will continue to be increases in service revenues as warranties on installed scanners expire over time.

     Costs related to product sales decreased by 36.4% from $3.7 million in the second quarter of fiscal 2006 to $2.4 million in the second quarter of 2007, reflecting the corresponding decrease in product sales revenues. Costs related to providing service decreased by 14.1% from $1.4 million in the second quarter of fiscal 2006 to $1.2 million in the second quarter of 2007, notwithstanding the increase in service revenues.

     Costs related to product sales decreased by 36.3% from $7.8 million in the first six months of fiscal 2006 to $5.0 million in the first six months of 2007, reflecting the corresponding decrease in product sales revenues. Costs related to providing service decreased by 8.1% from $2.8 million in the first six months of fiscal 2006 to $2.5 million in the first six months of 2007, notwithstanding the increase in service revenues.

     In brief, costs are incurred concurrently with revenues in accordance with the percentage of completion method.

     Service and repair revenues increased at a materially higher rate than the costs related to providing service and repairs. In fact, such costs decreased by 8.1% from $2.8 million for the first half of fiscal 2006 to $2.5 million for the first half of fiscal 2007. Service contract prices are fixed for the term of the contract, which are usually for a term of one year. We believe that an important factor in keeping service costs down is our ability to monitor the performance of customers' scanners from our facilities in Melville on a daily basis and to detect and repair any irregularities before more serious problems result. We also believe the low cost of providing service reflects the high quality of our products.

     Overall, our operating loss for our medical equipment segment was $10.6 million for the first six months of fiscal 2007 as compared to operating loss of $10.6 million for the first six months of fiscal 2006.

     HMCA revenues increased in the second quarter of fiscal 2007, by 3.1% to $3.1 million from $3.0 million for the second quarter of fiscal 2006. For the first six months of fiscal 2007, HMCA revenues decreased by 16.1% to $5.9 million from $7.1 million for the first six months of fiscal 2006. HMCA is seeking to increase revenues from the MRI facilities by continuing its program of replacing older scanners at the sites we manage with UPRIGHT(TM) MRI scanners. We now manage ten sites, as compared to eight sites at December 31, 2005, equipped with UPRIGHT(TM) MRI scanners. HMCA experienced an operating loss of $878,000 for the first six months of fiscal 2007 compared to operating loss of $3.0 million for the first six months of fiscal 2006. The greater loss in the first six months of fiscal 2006 was principally the result of a payment of $1.6 million for the termination of two employment agreements in connection with the sale by HMCA of its physical therapy and rehabilitation facility management business and the loss of revenues resulting from the sale of that business during the first quarter of fiscal 2006.

     HMCA cost of revenues for the second quarter of fiscal 2007 decreased to $2.2 million as compared to $2.4 million for the second quarter of fiscal 2006. HMCA cost of revenues for the first six months of fiscal 2007 decreased to $4.2 million as compared to $5.2 million for the first six months of fiscal 2006. Rental costs were reduced in fiscal 2007 while repairs and amortization costs where higher in fiscal 2006.

     On February 8, 2006, the Deficit Reduction Act of 2005 ("DRA") was signed into law by President George W. Bush. The DRA, which went into effect in the beginning of calendar 2007, places caps on Medicare and Medicaid payment rates for most imaging services, including MRI and CT, furnished in physicians' offices and other non-hospital based settings. Under the cap, payments for these imaging services can not exceed the hospital outpatient payment rates for those services. This change applies to services furnished by the professional corporations managed by HMCA on or after January 1, 2007. Although the professional corporations managed by HCMA bill for scans on a "global" basis, which means a single fee per scan, the limitation is applicable only to the technical component of the services, which is the payment or portion of the payment attributable to the non-professional services. If the fee for the technical component of the service (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), under the Physician Fee Schedule, then the payment would be limited to the Physician Fee Schedule rate. Based on our scan volume for 2006, our estimate of the implementation of the reimbursement reduction contained in the DRA may have the impact of reducing our management fee revenues by approximately $800,000 annually. We believe that the UPRIGHT(TM) MRI is uniquely designed to facilitate increased volumes to compensate any reductions due to the DRA. The UPRIGHT(TM) MRI with multiple positions is dynamic MRI as compared with the static conventional recumbent-only single position MRI.

     Currently, a statute in the State of Florida requires all drivers licensed in the State of Florida to carry a $10,000 no-fault insurance policy covering personal injury protection benefits. This statute is due to expire in October 2007 unless it is extended by legislative action. Management does not believe that the expiration of this statute will have a material impact on our consolidated financial position or results of consolidated operations.

     While we have prepared certain estimates of the impact of the above discussed changes and possible changes, it is not possible to fully quantify their impact on our business. There can be no assurance that the impact of these changes will not be greater than estimated or that any future health care legislation or reimbursement changes will not adversely affect our business.


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

     The sale was made pursuant to an asset purchase agreement to Health Plus Management Services, L.L.C., which we also refer to as Health Plus. There is no material relationship between Health Plus and Fonar, HMCA, or any of their respective subsidiaries, directors or officers, or associates of any such person. The two principals of Health Plus were employed by HMCA up to the time of the closing of the transaction. In consideration for the termination of their employment agreements, these two individuals each became entitled to receive $800,000. In addition, each became entitled to receive $200,000 for billing and collection services to be provided on behalf of HMCA with respect to a portion of the accounts receivable of certain physical therapy and rehabilitation facilities which arose during the period when we were engaged in the management of those facilities. The $1,000,000 payable to each of these individuals was payable at our option in shares of Fonar common stock.

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

     As our consolidated revenues decreased by 27.2% to $7.7 million for the second quarter of fiscal 2007 from $10.5 million for the second quarter of fiscal 2006, the total costs and expenses decreased by 18.7% to $13.1 million for the second quarter of fiscal 2007 from $16.1 million for the second quarter of fiscal 2006. For the first six months of fiscal 2007 the consolidated revenues decreased by 25.3% to $15.5 million from $20.7 million for the first six months of fiscal 2006, the total costs and expenses decreased by 21.4% to $26.9 million for the first six months of fiscal 2007 from $34.3 million for the first six months of fiscal 2006.

     Selling, general and administrative expenses decreased by 7.9% from $12.2 million in the first six months of fiscal 2007 from $13.3 million in the first six months of fiscal 2006. The compensatory element of stock issuances decreased by 88.7% from $1.1 million in the first six months of fiscal 2006 to $121,000 in the first six months of fiscal 2007 which is now included in selling general and administrative expenses. This primarily reflected a lesser use of Fonar's stock in lieu of cash to pay employees, consultants and professionals for services.

     Research and development expenses decreased by 21.2 % to $2.8 million for the first six months of fiscal 2007 as compared to $3.6 million for the first six months of fiscal 2006.

     Interest expense in the first six months of fiscal 2007 decreased by 12.2% to $144,000 from $164,000 for the first six months of fiscal 2006.

     Inventories decreased by 10.3% to $6.3 million at December 31, 2006 as compared to $7.1 million at June 30, 2006 as the Company's product sales
revenues   decreased  and  we  decreased  our  purchase  of  raw  materials  and components.

     Costs and estimated earnings in excess of billings on uncompleted contracts decreased by 95.7% to $127,000 at December 31, 2006 from $3.0 million at June 30, 2006. This decrease resulted from our receipt of installment payments upon delivery to customers whose sites were prepared to receive deliveries.

     Management fee and medical receivables and accounts receivable decreased by 0.8% to $17.1 million at December 31, 2006 from $17.2 million at June 30, 2006, primarily due to collections on the Company's medical receivables offset by an increase in accounts receivable from the medical segment.

     Our operating loss and net loss were $11.5 million and $11.6 million, respectively, for the first six months of fiscal 2007 as compared to operating and net losses of $13.6 million and $13.7 million, respectively, for the first six months of fiscal 2006.

     The overall trends reflected in the results of operations for the first six months of fiscal 2007 are a decrease in revenues from product sales, as compared to the first six months of fiscal 2006 ($4.5 million for the first six months of fiscal 2007 as compared to $8.4 million for the first six months of fiscal
2006), and a decrease in MRI equipment segment revenues relative to HMCA revenues ($9.5 million or 62% from the MRI equipment segment as compared to $5.9 million or 38% from HMCA, for the first six months of fiscal 2007, as compared to $13.6 million or 66% from the MRI equipment segment and $7.1 million or 34%, from HMCA, for the first six months of fiscal 2006). In addition, we experienced a decrease in unrelated party sales relative to related party sales in our medical equipment product sales ($4.5 million or 97% to unrelated parties and $142,000 or 3% to related parties for the first six months of fiscal 2007 as compared to $5.8 million, or 70% to unrelated parties and $2.5 million or 30% to related parties for the first six months of fiscal 2006).

     We are committed to reversing the trends we have experienced in the first six months in fiscal 2007. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, payor reimbursement rates and policies, and unexpected expenditures or the timing of such expenditures, make it impossible to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Company's operating results.

     The Company's UPRIGHT MRI(TM), and Fonar-360(TM) MRI scanners, together with the Company's works-in-progress, are intended to significantly improve the Company's competitive position.

     The Company's UPRIGHT(TM) MRI scanner, which operates at 6000 gauss (.6 Tesla) field strength, allows patients to be scanned while standing or reclining. As a result, for the first time, MRI is able to be used to show abnormalities and injuries under full weight-bearing conditions, particularly the spine and joints. A floor-recessed elevator brings the patient to the height appropriate for the targeted image region. A custom- built adjustable bed will allow patients to sit or lie on their backs, sides or stomachs at any angle. Full-range-of-motion studies of the joints in virtually any direction will be possible, an especially promising feature for sports injuries.

     The UPRIGHT(TM) MRI will also be useful for MRI directed neuro-surgical procedures as the surgeon would have unhindered access to the patient's head when the patient is supine with no restrictions in the vertical direction. This easy-entry, mid-field-strength scanner should be ideal for trauma centers where a quick MRI-screening within the first critical hour of treatment will greatly improve patients' chances for survival and optimize the extent of recovery.

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

     The Fonar 360(TM) is presently marketed as a diagnostic scanner and is sometimes referred to as the Open Sky(TM) MRI. In its Open Sky(TM) version, the Fonar 360(TM) serves as an open patient friendly scanner which allows 360 degree access to the patient on the scanner bed. To optimize the patient-friendly character of the Open Sky(TM) MRI, the walls, floor, ceiling and magnet poles are decorated with landscape murals. The patient gap is twenty inches and the magnetic field strength, like that of FONAR's UPRIGHT(TM) MRI, is 0.6 Tesla.

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

     The Company expects marked demand for its most commanding MRI products, the UPRIGHT(TM) MRI and the Fonar 360(TM), first for their exceptional features in patient diagnosis and treatment. These scanners additionally provide improved image quality and higher imaging speed because of their higher field strength of ..6 Tesla. The geometry of the UPRIGHT(TM) MRI as compared to a single coil, or multiple coils on only one axis and its transverse magnetic field enables the use of two detector rf coils operating in quadrature which increases the UPRIGHT(TM) MRI signal to noise ratio by 40%, providing a signal to noise ratio equal to a .84T recumbent only MRI scanner.


Liquidity and Capital Resources

     Cash, cash equivalents and marketable securities decreased from $9.5 million at June 30, 2006 to $8.7 million at December 31, 2006. Principal uses of cash during the first six months of fiscal 2007 included capital expenditures for property and equipment of $164,000, repayment of long-term debt and capital lease obligations in the amount of $94,000, capitalized software development costs of $340,000 and capitalized patent and copyright costs of $235,000, and a decrease in accounts payable of $957,000.

     Marketable securities approximated $3.7 million as at December 31, 2006, as compared to $4.9 million at June 30, 2006. This reduction represents the maturation of marketable securities which have not been reinvested and the proceeds of which are available to fund operations if needed. At December 31, 2006, our investments in U.S. Government obligations were $1.8 million, our investments in corporate and government agency bonds were $1.5 million and our investments in certificates of deposit and deposit notes were $400,000. The investments made have had the intended effect of maintaining a stable investment portfolio.

     Cash used in operating activities for the first six months of fiscal 2007 approximated $235,000. Cash used in operating activities was attributable primarily to the net loss of $11.6 million and the decrease in accounts payable of $957,000, which were offset by a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $2.8 million, a decrease in inventories of $730,000 and the issuance of stock for compensation, costs and expenses in lieu of cash in the amount of $1.9 million.

     Cash provided by investing activities for the first six months of fiscal 2007 approximated $606,000. The principal source of cash from investing activities during the first six months of fiscal 2007 consisted of the sale of marketable securities of $1.3 million, offset by expenditures for property and equipment of approximately $164,000 and capitalized software and patent costs of approximately $575,000.

     Cash provided by financing activities for the first six months of fiscal 2007 approximated $36,000. The sources of cash from financing activities were net proceeds from exercises of stock options and warrants of $50,000, repayment of notes receivable from employee stockholders of $182,000, and net proceeds from the sale of stock of $373,000. The principal uses of cash in financing activities during the first six months of fiscal 2007 consisted of repayment of principal on long-term debt and capital lease obligations of approximately $94,000 and distributions to holders of minority interests of $475,000.

                       FONAR CORPORATION AND SUBSIDIARIES

     The Company's obligations and the periods in which they are scheduled to become due are set forth in the following table:

                                (000's OMITTED)

                                 Due in
                                  Less         Due          Due          Due
                                  than 1      in 1-3       in 4-5       after 5
Obligation          Total         year         years        years        years
--------------   -----------   ----------   ----------   ----------   ----------

Long-term debt   $    552      $     --      $     --    $    --       $   552

Capital lease
Obligation            760            243           384        133           --

Operating
  Leases            8,203          2,417         3,350      1,108        1,328
                 -----------   ----------   ----------   ----------   ----------
Total cash
Obligations      $  9,515      $   2,660     $   3,734   $  1,241      $ 1,880
                 ===========   ==========   ==========   ==========   ==========

     Total liabilities increased by 14.1% to $29.8 million at December 31, 2006 from $26.1 million at June 30, 2006.

     We experienced a decrease in long-term debt from $1.2 million at June 30, 2006 to $1.1 million at December 31, 2006, an increase in unearned revenue on service contracts from $4.8 million to $5.9 million at June 30, 2006 to December 31, 2006, a decrease in billings in excess of costs and estimated earnings on uncompleted contracts from $3.1 million at June 30, 2006 to $1.8 million at December 31, 2006, a decrease in accounts payable from $4.9 million at June 30, 2006 to $3.9 million at December 31, 2006, an increase in customer advances from $5.5 million at June 30, 2006 to $10.1 at December 31, 2006.

     As of December 31, 2006, the total of $6.4 million in other current liabilities included primarily accrued salaries and payroll taxes of $1.0 million, accrued royalties of $634,000 and excise and sales taxes of $2.4 million.

     Our working capital approximated $6.1 million as of December 31, 2006, as compared to working capital of $14.2 million as of June 30, 2006, decreasing by 57.1%. This resulted principally from an increase in customer advances of $4.6 million ($5.5 million at June 30, 2006 as compared to $10.1 million at December 31, 2006), a decrease of cost and estimated earnings in excess of billings on uncompleted contracts of $2.8 million ($3.0 million at June 30, 2006 as compared to $127,000 at December 31, 2006) along with a decrease in inventories of $730,000 ($7.1 million at June 30, 2006 as compared to $6.3 million at December 31, 2006).

     With respect to current liabilities, the current portion of long-term debt increased from $234,000 at June 30, 2006 to $243,000 at December 31, 2006, and billings in excess of costs and estimated earnings on uncompleted contracts decreased from $3.1 million at June 30, 2006 to $1.8 million at December 31, 2006. Customer advances increased from $5.5 million at June 30, 2006 to $10.1 million at December 31, 2006 and accounts payable decreased from $4.9 million at June 30, 2006 to $3.9 million at December 31, 2006.

     In order to conserve our capital resources, we have issued common stock under our stock bonus and stock option plans to compensate employees and non-employees for services rendered, but to a materially lesser extent than in previous years. In the first six months of fiscal 2007, the compensatory element of stock issuances was $121,000 as compared to $1.1 million for the first six months of fiscal 2006. Utilization of equity in lieu of cash compensation improved our liquidity since it increased cash available for other expenditures. In addition, we used stock to pay $ 1.6 million for the termination of two employment agreements terminated in connection with the sale of HMCA's physical therapy and rehabilitation facility management business in the first three months of fiscal 2006.

     Fonar's capital resources are expected to improve as Fonar's MRI scanner products gain wider market recognition and acceptance and produce increased product sales. The Company is focusing on increased advertising and marketing to increase demand for its products.

     Inventories decreased by $730,000 ($7.1 million at June 30, 2006 as compared to $6.3 million at December 31, 2006) resulting from a decrease in the purchasing of raw materials and components and in filling our backlog of orders.

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

     Our principal source of liquidity has been cash flows provided by operations. We currently expect this to continue. At December 31, 2006, we had working capital of $6.1 million. For the six months ended December 31, 2006, we incurred a net loss of $11.6 million which included non-cash charges of $3.4 million.

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

     Given our December 31, 2006 cash and marketable securities balance of $8.7 million and our forecasted cash requirements, we anticipate that our existing capital resources, funds generated from operations and funds expected to be received from note repayments, will be sufficient to satisfy our cash flow requirements through at least December 31, 2007. Based upon current results of operations, we believe we will either need to increase sales, reduce expenses or seek other sources of funds through the issuance of equity or debt financing in order to maintain sufficient funds available to operate subsequent to December 31, 2007.

     The Company received written  notification  from The Nasdaq Stock Market on
December 22, 2005 that the bid price of its common stock for the prior 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Marketplace Rule 4310(c)(4) (the "Rule"). Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(D), the Company had been provided an initial period of 180 calendar days, or until June 20, 2006, to regain compliance but since Fonar was then in compliance with NASDAQ's other listing requirements, an extension to December 18, 2006 was granted.

     On December 19, 2006 the Company received a Nasdaq Staff Determination indicating that the Company still fails to comply with the minimum bid price requirement for continued listing set forth in the Rule and that its securities are therefore, subject to delisting from the Nasdaq Capital Market. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination which has been scheduled for February 15, 2007. There can be no assurance the Panel will grant the Company's request.

                       FONAR CORPORATION AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our investments are in fixed rate instruments. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by us at December 31, 2006.

                           INTEREST RATE SENSITIVITY
                    PRINCIPAL AMOUNT BY EXPECTED MATURITY
                        WEIGHTED AVERAGE INTEREST RATE

                             Investments       Weighted
                 Year of     in Fixed Rate      Average
                 Maturity    Instruments     Interest Rate
                 --------    -------------   -------------
                 12/31/07     $         0        0.00%
                 12/31/08       1,150,000        3.63%
                 12/31/09       1,998,062        3.61%
                 12/31/10         600,000        2.37%
                             -------------
                  Total:      $ 3,748,062
                             =============
               Fair Value
               at 12/31/06    $ 3,615,602
                             ==============

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

                       FONAR CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings: There were no material changes in litigation for the first six months of fiscal 2007.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 -  Submission of Matters to a Vote of Security Holders:  None

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K: Exhibit 31.1 Certification See Exhibits Exhibit 32.1 Certification See Exhibits 8-K (earnings press release) filed on September 15, 2006 8-K (earnings press release) filed on November 13, 2006 8-K (Nasdaq Staff Determination) filed on December 21, 2006

                       FONAR CORPORATION AND SUBSIDIARIES



SIGNATURES

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

Dated:February 9, 2007