Form 10-Q
period 2007-03-31
FONAR CORP
filed 2007-05-14
CIK 355019

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    MARCH 31, 2007
                                           --------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           YES  X     NO
                                                 ---       ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).  YES  X     NO
                                                 ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                                  Outstanding at April 30, 2007
-----------------------------------------          -----------------------------
Common Stock, par value $.0001                               4,865,186
Class B Common Stock, par value $.0001                             158
Class C Common Stock, par value $.0001                         382,513
Class A Preferred Stock, par value $.0001                      313,451

FONAR CORPORATION AND SUBSIDIARIES
INDEX



PART I - FINANCIAL INFORMATION                                      PAGE


Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - March 31, 2007
     (Unaudited) and June 30, 2006

   Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and
     March 31, 2006 (Unaudited)

   Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2007 and
     March 31, 2006 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Loss for the Three Months Ended
     March 31, 2007 and March 31, 2006 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Loss for the Nine Months Ended
     March 31, 2007 and March 31, 2006 (Unaudited)

   Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2007 and
     March 31, 2006 (Unaudited)


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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                                 March 31,   June 30,
                                                         2007         2006
                                                      (UNAUDITED)
Current Assets:                                        ---------    -------
  Cash and cash equivalents                              $ 2,812    $ 4,557

  Marketable securities                                    2,971      4,938

  Accounts receivable - net                                4,769      3,359

  Accounts receivable - related parties - net                389        499

  Medical receivables                                      3,431      6,053

  Management fee receivable - related medical
    practices - net                                        7,327      7,323

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                     209      2,958

  Inventories                                              6,149      7,077

  Investment in sales-type lease                               -        279

  Current portion of advances and notes to related
    medical practices                                        213         90

  Current portion of note receivable less discount
    for below market interest                                569        459

  Prepaid expenses and other current assets                1,322      1,280
                                                          ------     ------
        Total Current Assets                              30,161     38,872
                                                          ------     ------

Property and equipment - net                               5,563      6,667

Advances and notes to related medical practices - net        518        676

Notes receivable less discount for below market interest   5,290      5,719

Other intangible assets - net                              5,282      4,930

Other assets                                               1,665        366
                                                        --------   --------
        Total Assets                                    $ 48,479   $ 57,230
                                                        ========   ========




See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)


                                                       March 31,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2007         2006
                                                      (UNAUDITED)
Current Liabilities:                                  ----------   --------
  Current portion of long-term debt and
    capital leases                                       $   239    $   234
  Accounts payable                                         3,892      4,886
  Other current liabilities                                6,499      6,102
  Unearned revenue on service contracts                    5,202      4,238
  Unearned revenue on service contracts - related parties    454        544
  Customer advances                                       11,268      5,464
  Customer advances - related party                           42         42
  Income taxes payable                                         -          8
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                      1,642      2,979
  Billings in excess of costs and estimated
    earnings on uncompleted contracts - related party          -        137
                                                          ------     ------
      Total Current Liabilities                           29,238     24,634

Long-Term Liabilities:
  Due to related medical practices                            93         93
  Long-term debt and capital leases,
    less current portion                                   1,012      1,172
  Other liabilities                                          170        215
                                                          ------     ------
      Total Long-Term Liabilities                          1,275      1,480
                                                          ------     ------
      Total Liabilities                                   30,513     26,114
                                                          ------     ------
Minority interest                                            571        697
                                                          ------     ------
See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED, except share data)

                                                      March 31,    June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                    2007          2006
  (continued)                                        (UNAUDITED)
                                                    ------------    --------
STOCKHOLDERS' EQUITY

Class A non-voting preferred stock $.0001 par value;
1,600,000 authorized, 313,451 issued and outstanding
At March 31, 2007 and June 30, 2006                         -          -

Common Stock $.0001 par value; 30,000,000 shares
authorized at March 31, 2007 and June 30, 2006,
4,872,829 issued at March 31, 2007 and
4,599,804 at June 30, 2006; 4,861,186 outstanding at
March 31, 2007 and 4,588,161 at June 30, 2006               -          -

Class B Common Stock $ .0001 par value; 800,000
shares authorized, (10 votes per share), 158 issued
and outstanding at March 31, 2007 and June 30, 2006         -          -

Class C Common Stock $.0001 par value; 2,000,000 shares
authorized, (25 votes per share), 382,513 issued
and outstanding at March 31, 2007 and June 30, 2006         -          -

Paid-in capital in excess of par value                   171,999    168,425
Accumulated other comprehensive loss                    (     94)  (    246)
Accumulated deficit                                     (153,309)  (136,333)
Notes receivable from employee stockholders             (    526)  (    752)
Treasury stock, at cost - 11,643 shares of common stock
  at March 31, 2007 and June 30, 2006                   (    675)  (    675)
                                                         -------    -------
      Total Stockholders' Equity                          17,395     30,419
                                                         -------    -------
      Total Liabilities and Stockholders' Equity        $ 48,479   $ 57,230
                                                         =======    =======






See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                     FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                         -------------------
                                                           2007       2006
REVENUES                                                 --------   --------
  Product sales - net                                   $  3,220    $ 1,285
  Product sales - related parties - net                        1        397
  Service and repair fees - net                            2,314      2,079
  Service and repair fees - related parties - net            243        250
  Management and other fees - related medical
    practices - net                                        3,004      3,092
                                                         --------   --------
     Total Revenues - Net                                  8,782      7,103
                                                         --------   --------
COSTS AND EXPENSES
  Costs related to product sales                           3,128      1,670
  Costs related to product sales - related parties             1        585
  Costs related to service and repair fees                 1,203      1,291
  Costs related to service and repair
    fees - related parties                                   126        153
  Costs related to management and other
    fees - related medical practices                       2,236      2,051
  Research and development                                 1,509      1,683
  Selling, general and administrative,
    inclusive of compensatory element of stock
    issuances of $ 0 and $ 268 for the three months
    ended March 31, 2007 and 2006, respectively            5,794      6,253
  Provision for bad debts                                    100        775
                                                         --------   --------
     Total Costs and Expenses                             14,097     14,461
                                                         --------   --------
Loss From Operations                                     ( 5,315)   ( 7,358)

Interest Expense                                         (    60)   (    50)
Investment Income                                            178        207
Interest Income - Related Parties                             10          3
Other Income                                                  26         44
Minority Interest in Income of Partnerships              (   240)   (   203)
                                                          ------    -------
NET LOSS                                                $( 5,401)  $( 7,357)
                                                          =======    =======
Basic and Diluted Loss Per Common Share                 $  (1.11)  $  (1.65)
                                                         ========   ========

Weighted Average Number of Shares Outstanding           4,860,418   4,460,878




See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)

                                                     FOR THE NINE MONTHS ENDED
                                                              MARCH 31,
                                                         -------------------
                                                           2007       2006
REVENUES                                                 --------   --------
  Product sales - net                                    $ 7,619    $ 7,125
  Product sales - related parties - net                      143      2,914
  Service and repair fees - net                            6,806      5,617
  Service and repair fees - related parties - net            722        740
  Management and other fees - net                           -           648
  Management and other fees - related medical
    practices - net                                        8,947      9,526
  License fees and royalties                                -         1,227
                                                         --------   --------
     Total Revenues - Net                                 24,237     27,797
                                                         --------   --------
COSTS AND EXPENSES
  Costs related to product sales                           7,939      7,378
  Costs related to product sales - related parties           147      2,655
  Costs related to service and repair fees                 3,503      3,722
  Costs related to service and repair
    fees - related parties                                   371        490
  Costs related to management and other fees                   -        528
  Costs related to management and other
    fees - related medical practices                       6,459      6,724
  Research and development                                 4,320      5,248
  Selling, general and administrative,
    inclusive of compensatory element of stock
    issuances of $ 121 and $ 1,337 for the nine months
    ended March 31, 2007 and 2006, respectively           18,017     19,526
  Provision for bad debts                                    286        825
  Amortization of management agreements                     -            37
  Termination costs paid with common stock                  -         1,600
                                                         --------   --------
     Total Costs and Expenses                             41,042     48,733
                                                         --------   --------
Loss From Operations                                     (16,805)   (20,936)

Interest Expense                                         (   203)   (   214)
Investment Income                                            606        617
Interest Income - Related Parties                             32          9
Other Income                                                 104        262
Minority Interest in Income of Partnerships              (   710)   (   769)
                                                         -------    -------
NET LOSS                                                $(16,976)  $(21,031)
                                                         =======   ========
Basic and Diluted Loss Per Common Share                 $  (3.52)  $  (4.80)
                                                        ========   ========

Weighted Average Number of Shares Outstanding           4,817,860  4,384,245



See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(000'S OMITTED)
                                                     FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                        --------------------
                                                           2007       2006
                                                        ---------  ---------
Net loss                                                 $(5,401)   $(7,357)

Other comprehensive income, net of tax:
    Unrealized gains on securities,
      net of tax                                              40         50
                                                        ---------  ---------
Total comprehensive loss                                 $(5,361)   $(7,307)
                                                        =========  =========





                                                      FOR THE NINE MONTHS ENDED
                                                              MARCH 31,
                                                        --------------------
                                                           2007       2006
                                                        ---------  ---------
Net loss                                                $(16,976)  $(21,031)

Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on securities,
      net of tax                                             152     (   97)
                                                        ---------  ---------
Total comprehensive loss                                $(16,824)  $(21,128)
                                                        =========  =========


See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)
                                                      FOR THE NINE MONTHS ENDED
                                                              MARCH 31,
                                                        --------------------
                                                           2007       2006
                                                        ---------  ---------
Cash Flows from Operating Activities:
 Net loss                                               $(16,976)  $(21,031)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
    Minority interest in income of partnerships              710        769
    Depreciation and amortization                          1,987      2,430
    Provision for bad debts                                  286        825
    Compensatory element of stock issuances                  121      1,337
    Stock issued for costs and expenses                    1,839      3,001
    Termination costs paid with common stock                -         1,600
    Amortization of unearned compensation                   -           291
    Gain on sale of equipment                               -       (     3)
    Loss from sale of physical medicine
      management business                                   -           144
    (Increase) decrease in operating assets, net:
       Accounts, management fee and medical receivable(s)  1,032    (   630)
       Notes receivable                                      319    (     3)
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                 2,748      6,062
       Inventories                                           928      2,182
       Principal payments received on sales type lease       279        128
       Prepaid expenses and other current assets         (    41)       475
       Other assets                                      (    65)        26
       Advances and notes to related medical practices        35    (    27)
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                  (   995)   ( 3,655)
       Other current liabilities                           1,271        662
       Customer advances                                   5,804      1,843
       Billings in excess of costs and estimated
         earnings on uncompleted contracts               ( 1,474)       739
       Other liabilities                                 (    45)   (    38)
       Due to related medical practices                        -    (    28)
       Income taxes payable                              (     8)   (    11)
                                                        ---------  ---------
Net cash used in operating activities                    ( 2,245)   ( 2,912)
                                                        ---------  ---------




See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)

                                                      FOR THE NINE MONTHS ENDED
                                                               MARCH 31,
                                                        --------------------
                                                           2007       2006
                                                        ---------  ---------
Cash Flows from Investing Activities:
  Purchases of marketable securities                        -       (   300)
  Sales of marketable securities                           2,119      3,210
  Purchases of property and equipment                    (   332)   ( 1,592)
  Costs of capitalized software development              (   497)   (   557)
  Cost of patents and copyrights                         (   406)   (   371)
  Proceeds from sale of equipment                           -            97
                                                        ---------  ---------
Net cash provided by investing activities                    884        487
                                                        ---------  ---------

Cash Flows from Financing Activities:
  Distributions to holders of minority interests         (   836)   (   604)
  Proceeds from long-term debt                              -           478
  Repayment of borrowings and capital
    lease obligations                                    (   155)   (   255)
  Net proceeds from exercise of stock options
    and warrants                                              50        662
  Net proceeds from sale of stock                            373          -
  Repayment of notes receivable from employee
    stockholders                                             184        216
                                                        ---------  ---------
Net cash (used in) provided by financing activities      (   384)       497
                                                        ---------  ---------

Net Decrease in Cash and Cash Equivalents                 (1,745)   ( 1,928)

Cash and Cash Equivalents - Beginning of Period            4,557      5,517
                                                        ---------  ---------
Cash and Cash Equivalents - End of Period                $ 2,812    $ 3,589
                                                        =========  =========





See accompanying notes to condensed consolidated financial statements
(unaudited).

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 20, 2006 for the fiscal year ended June 30, 2006.


Liquidity and Capital Resources

The Company's principal source of liquidity has been derived from revenues, as well as cash provided by previous debt and equity financing. Management is expecting this to continue. At March 31, 2007, the Company had working capital of $923,000. For the nine months ended March 31, 2007, the Company incurred a net loss of $17.0 million which included non-cash charges of $4.2 million.

Sales levels remain weaker than expected and the Company continues to focus its efforts on increased advertising and marketing campaigns, and distribution programs to strengthen the demand for Fonar's products. Management anticipates that Fonar's capital resources will improve as Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales. If the Company is not successful with its current marketing efforts to increase sales, then the Company will experience a shortfall in cash necessary to sustain operations at their current levels. Should weak demand continue, the Company has determined it will be necessary to reduce overhead expenses or seek other sources of funds through the issuance of equity or debt financing in order to maintain sufficient funds available to operate through March 31, 2008. The reduction in overhead expenses might need to be substantial in order for the Company to streamline operations to an efficient level.

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships
(collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reverse Stock Split

On April 17, 2007, the Company effected a one-for-twenty-five reverse split of its issued and outstanding common stock, Treasury Shares of the Common Stock, the Class B Common Stock, the Class C Common Stock and the Class A Non-Voting Preferred Stock and Preferred Stock. The accompanying condensed consolidated financial statements, notes and other references to share and per share data have been retroactively restated to reflect the reverse stock splits for all periods presented.

At the same time reduce the number of shares of stock which the Company has the authority to issue 36,400,000 shares from 182,000,000 shares. The Classes and the aggregate number of shares of stock of every class which the Company shall have the authority to issue are as follows:

                        Common Stock          30,000,000
                        Class B Common Stock     800,000
                        Class C Common Stock   2,000,000
                        Preferred Stock        2,000,000
                        Class A Non-Voting
                        Preferred Stock        1,600,000
                                              ----------
                                              36,400,000
                                              ==========

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with EITF 03-6, "Participating Securities and the Two-Class method under FASB Statement No. 128" ("EITF 03-6"), the Company's participating convertible securities, which include Class B common stock and Class C common stock, are not included in the computation of basic EPS for nine months ended March 31, 2007 and 2006, because the participating securities do not have a contractual obligation to share in the losses of the Company.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of certain options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation was approximately 279,000 and 281,000 because they are antidilutive as a result of a net loss for the nine months ended March 31, 2007 and 2006, respectively.

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)


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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS NO. 155, Accounting for Certain Hybrid Financial Instruments-An Amendment of FASB No. 133 and 140. The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006. We believe that the adoption of this standard on July 1, 2007 will not have a material effect on our condensed consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of SFAS No. 140. SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes and obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently adjusted to the fair value at the end of each reporting period. This statement is effective in fiscal years beginning after September 15, 2006. We believe that the adoption of this standard on July 1, 2007 will not have a material effect on our condensed consolidated financial statements.

In June, 2006, the FASB issued Interpretation No. 48, "Accounting of Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109". This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 31, 2006. The Company is assessing the impact of this Interpretation on its condensed consolidated financial statements, but does not expect it to have a material effect.

In September, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 will become effective for us in 2009. We are currently assessing the impact of SFAS No. 157; however, we do not believe the adoption of this standard will have a material effect on our condensed consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which requires us to recognize the funded status of our defined benefit plans in the consolidated balance sheets and changes in the funded status in comprehensive income. This standard also requires us to recognize the gains/losses, prior year service costs and transition assets/obligations as a component of other comprehensive income upon adoption, and provide additional annual disclosure. SFAS No. 158 does not affect the computation of benefit expense recognized in our consolidated statements of operations. The recognition and disclosure provisions are effective in 2007. In addition, SFAS No. 158 requires us to measure plan assets and benefit obligations as of the year-end balance sheet date effective in 2009. We are required to apply the provisions of this standard prospectively. We are currently assessing the impact of SFAS No. 158 on our condensed consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In September, 2006, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". This guidance indicates that the materiality of a misstatement must be evaluated using both the rollover and iron curtain approaches. The iron curtain approach quantifies a misstatement based on the amount of the error originating in the current year income statement. SAB No. 108 is effective for our 2007 annual consolidated financial statements. We are currently assessing the impact of SAB No. 108; however, we do not believe the adoption of this standard will have a material effect on our condensed consolidated financial statements.

In February, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 provides Companies with an option to report selected financial assets and liabilities at fair value. FAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between Companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 requires Companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. FAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company did not early adopt FAS 159.

In March 2007, the Financial Accounting Standards Board (FASB) ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-10, "Accounting for Collateral Assignment Split Dollar Life Insurance." This EITF indicates that an employer should recognize a liability for postretirement benefits related to collateral assignment split-dollar life insurance arrangements. In addition, the EITF provides guidance for the recognition of an asset related to a collateral assignment split-dollar life insurance arrangement. The EITF is effective for fiscal years beginning after December 15, 2007. The Company will adopt the EITF as required and management does not expect it to have any impact on the Company's results of operations, financial condition and liquidity.

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In June 2006, the EITF reached a consensus on Issue No. 06-3 ("EITF 06-3"), " Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions ." The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after December 15, 2006 with early adoption is permitted. We do not expect the adoption of EITF 06-3 to have a material effect on our condensed consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year
presentation.   The  reclassifcations  did  not  have  any  effect  on  reported consolidated net losses for any periods presented.

NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE

Medical Receivables

The Company was assigned medical receivables valued at $11,775,000, in connection with the satisfaction of the management fees and termination fees related to a Termination and Replacement Agreement dated May 23, 2005. The balance of the medical receivables as of March 31, 2007 was $3,431,000.

Accounts Receivable and Management Fee Receivable

Receivables, net is comprised of the following at March 31, 2007:
                              (000's Omitted)

                             Gross          Allowance for
                             Receivable     doubtful accounts         Net
                             ----------     -----------------     -----------
Receivables from equipment
sales and service contracts   $  5,499           $   730             $ 4,769
                             ==========     =================     ===========
Receivables from equipment
sales and service contracts-
related parties               $  1,035           $   646             $   389
                             ==========     =================     ===========
Management fee receivables
from related medical
practices ("PC's")            $ 10,530           $ 3,203             $ 7,327
                             ==========     =================     ===========

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)


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

Collection by the Company of its accounts receivable may be impaired by the uncollectibility of the PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 39% and 48% of the PC's net revenues for both the nine months ended March 31, 2007 and 2006, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

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

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)


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

Currently, a statute in the State of Florida requires all drivers, licensed in the State of Florida, to carry a $10,000 no-fault insurance policy covering personal injury protection benefits. This statute is due to expire in October 2007 unless extended by legislative actions. Management does not believe that the expiration of this statute will have a material impact on the Company's condensed consolidated financial position or results of consolidated operations in the future.

While the Company has prepared certain estimates of the impact of the above discussed changes and possible changes, it is not possible to fully quantify their impact on its business. There can be no assurance that the impact of these changes will not be greater than estimated or that any future health care legislation or reimbursement changes will not adversely affect the Company's business.

Net revenues from management and other fees charged to the related P.C's accounted for approximately 36.9% and 34.3% of the condensed consolidated net revenues for the nine months ended March 31, 2007 and 2006, respectively. Product sales and service repair fees from related parties amounted to approximately 3.6% and 13.1% of condensed consolidated net revenues for the nine months ended March 31, 2007 and 2006, respectively.

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE (Continued)

Unaudited Financial Information of Unconsolidated Managed Medical Practices

Summarized income statement data for the three months ended March 31, 2007 and 2006 related to the unconsolidated medical practices managed by the Company is as follows:

                    (000's omitted)  (Income Tax-Cash Basis)
                                For the three months ended March 31,

                                      2007                2006
                                     ------              ------
Patient Revenue - Net                $4,799              $4,189
                                     ======              ======
Income from Operations               $  228              $   13
                                     ======              ======
Net Income (Loss)                    $    7              $  (183)
                                     ======              ======

Summarized income statement data for the nine months ended March 31, 2007 and 2006 related to the unconsolidated medical practices managed by the Company is as follows:

                    (000's omitted)  (Income Tax-Cash Basis)
                                For the nine months ended March 31,

                                      2007                2006
                                    -------             -------
Patient Revenue - Net               $14,586             $12,587
                                    =======             =======
Income from Operations              $   747             $   123
                                    =======             =======
Net Income (Loss)                   $    55             $  (497)
                                    =======             =======


NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet at March 31, 2007 consist of:

                               (000's omitted)

Purchased parts, components
   and supplies                       $ 3,491
Work-in-process                         2,658
                                      -------
                                      $ 6,149
                                      =======

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)


NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of March 31, 2007 is as follows:
                                 (000's omitted)

     Costs incurred on
       uncompleted Contracts        $ 4,957
     Estimated earnings              1,725
                                   ---------
                                      6,682
      Less: Billings to date          8,115
                                   ---------
                                    $(1,433)
                                   =========

Included in the accompanying condensed consolidated balance sheet at March 31, 2007 under the following captions:

        Costs and estimated earnings in excess of
      billings on uncompleted contracts                $   209
Less: billings in excess of costs and estimated
      earnings on uncompleted contracts                  1,642
                                                       --------
                                                       $(1,433)
                                                       ========

2)   Customer advances consist of the following as of March 31, 2007:

                                                   Related
                                        Total      Party       Other
                                       --------    --------  -------

Total Advances                         $ 19,425    $     42  $ 19,383
Less: Advances
       on contracts under construction    8,115        --       8,115
                                       --------     -------- --------
                                       $ 11,310    $     42  $ 11,268
                                       ========     ========  =======


NOTE 6 -STOCKHOLDERS' EQUITY

Common Stock

During the three months ended March 31, 2007:

a) The Company issued 5,813 shares of common stock for costs and expenses of 39, 821.

b) The Company cancelled 1,200 shares of Common Stock for option notes receivable of 42,300.

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)


NOTE 6 -STOCKHOLDERS' EQUITY (Continued)

Common Stock (Continued)

During the nine months ended March 31, 2007:

a)   The  Company   issued   5,030  shares  of  common  stock  to  employees  as
     compensation valued at $41,699 under stock bonus plan.

b) The Company issued 7,000 shares of common stock to consultants and others valued at $78,200.

c) The Company issued 214,915 shares of common stock for costs and expenses of $1,839,010.

d) The Company issued 3,680 shares of common stock upon the exercise of stock options resulting in proceeds of $49,680.

e) The Company issued 43,600 shares of common stock resulting in proceeds of $372,760.

f) The Company cancelled 1,200 shares of Common Stock for option notes receivable of 42,300.

The Company pays premiums for life insurance on its Chief Executive Officer. The insurance policies were owned by a life insurance trust. The cash surrender value of the life insurance policies, in the approximate amount of $1.2 million, was contributed to capital during the first quarter of 2007 pursuant to a split dollar agreement.


NOTE 7 - OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:
                                                  (000's omitted)

                                          March 31,                   June 30,
                                            2007                       2006
                                       --------------             -------------
      Royalties                          $      615                 $     716
      Accrued salaries, commissions si
            and payroll taxes                 1,353                     1,146
      Accrued interest                          535                       535
      Litigation judgements                     193                       193
      Sales tax payable                       2,192                     2,181
      Other                                   1,611                     1,331
                                       --------------             -------------
                                         $    6,499                 $   6,102
                                       ==============             =============

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)


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

The two principals of Health Plus were employed by HMCA and Dynamic up to the time of the closing of the business. In consideration for the termination of their employment agreement, these two individuals each became entitled to receive $800,000. In addition, each became entitled to receive $200,000 for collection services to be provided on behalf of HMCA and Dynamic with respect to a portion of the accounts receivable of certain physical therapy and rehabilitation facilities which arose during the period when HMCA was engaged in the management of those facilities. The $1,000,000 payable to each of these individuals was satisfied in shares of Fonar common stock in 2006.

For accounting purposes in accordance with accounting principles generally accepted in the United States of America, the Company determined that the classification of the disposed business described above as discontinued operations would not be appropriate. Accordingly, the operating results of the disposed business have been included in continuing operations in the accompanying condensed consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)


NOTE 9 - SALE OF SUBSIDIARY

On January 31, 2006, the Company sold 100% of the stock of Tallahassee Magnetic Resonance Imaging, P.A. to Raymond V. Damadian for a diminimus amount since the liabilities exceed the assets. No gain or loss was recognized on this sale. Revenue recognized from this entity totaled $590,883 for the nine months ended March 31, 2006.


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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                     (000's omitted)

                                                        Physician
                                                        Management
                                                        and
                                                        Diagnostic
                                            Medical     Imaging
                                           Equipment    Services       Totals
                                           ----------   ----------   ----------
For the three months ended March 31, 2007:

Net revenues from external customers        $  5,778     $  3,004     $  8,782
Inter-segment net revenues                  $    269     $   -        $    269
Foreign Revenue                             $  1,756     $   -        $  1,756
Loss from operations                        $ (4,718)    $   (597)    $ (5,315)
Depreciation and amortization               $    391     $    275     $    666
Compensatory element of stock issuances     $   -        $   -        $   -
Capital expenditures                        $    415     $     81     $    496


For the three months ended March 31, 2006:

Net revenues from external customers        $  4,011     $  3,092     $  7,103
Inter-segment net revenues                  $    152     $   -        $    152
Foreign Revenue                             $  1,200     $   -        $  1,200
Loss from operations                        $ (6,290)    $ (1,068)    $ (7,358)
Depreciation and amortization               $    498     $    273     $    771
Compensatory element of stock issuances     $    254     $     14     $    268
Capital expenditures                        $    413     $    529     $    942

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)



NOTE 10 - SEGMENT AND RELATED INFORMATION (Continued)

                                                     (000's omitted)

                                                        Physician
                                                        Management
                                                        and
                                                        Diagnostic
                                            Medical     Imaging
                                           Equipment    Services       Totals
                                           ----------   ----------   ----------
For the nine months ended March 31, 2007:

Net revenues from external customers        $ 15,290     $  8,947     $ 24,237
Inter-segment net revenues                  $    782     $   -        $    782
Foreign Revenue                             $  2,236     $   -        $  2,236
Loss from operations                        $(15,330)    $ (1,475)    $(16,805)
Depreciation and amortization               $  1,164     $    823     $  1,987
Compensatory element of stock issuances     $    116     $      5     $    121
Capital expenditures                        $  1,098     $    137     $  1,235
Identifiable assets                         $ 26,030     $ 22,449     $ 48,479


For the nine months ended March 31, 2006:

Net revenues from external customers        $ 17,623     $ 10,174     $ 27,797
Inter-segment net revenues                  $    429     $   -        $    429
Foreign Revenue                             $  2,700     $   -        $  2,700
Income from operations                      $(16,846)    $ (4,090)    $(20,936)
Depreciation and amortization               $  1,497     $    933     $  2,430
Compensatory element of stock issuances     $  1,010     $    327     $  1,337
Termination Costs paid with Common Stock    $   -        $  1,600     $  1,600
Capital expenditures                        $  1,090     $  1,430     $  2,520
Identifiable assets - June 30, 2006         $ 31,264     $ 25,965     $ 57,229



NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended March 31, 2007 and March 31, 2006, the Company paid $203,000 and $214,000 for interest, respectively.

Non-Cash Transaction.

During the nine months ended March 31, 2007:

a) The Company recorded the cash surrender value of the split dollar life insurance policies of $1,234,000 to additional paid in capital.

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2007
                                  (UNAUDITED)



NOTE 12 - SUBSEQUENT EVENTS

Company's Common Stock Meets NASDAQ's Continuing Listing Requirements

The Company received written notification from The Nasdaq Stock Market on December 22, 2005 that the bid price of its common stock for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Marketplace Rule 4310(c)(4) (the "Rule"). Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(D), the Company has been provided an initial period of 180 calendar days, or until June 20, 2006, to regain compliance. The notice states that the Company has achieved compliance with the Rule if at any time before June 20, 2006 the bid price of the Company's common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days. The Company had been granted an extension to achieve compliance until December 18, 2006.

On December 19, 2006, the Company received a Nasdaq Staff Determination indicating that the Company still fails to comply with the minimum bid price requirement for continued listing and therefore is subject to delisting from the Nasdaq Capital Market. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review the staff determination and presented their plan for a reverse stock split at a ratio of 1:25 (one new share for every 25 shares) of its outstanding common stock and all other classes of its outstanding stock.

As a result of the hearing held before the NASDAQ Listing Qualifications Panel ("Panel") on February 15, 2007, FONAR's request for continued listing on The NASDAQ Stock Market was granted, subject to the condition that on or before May 1, 2007, the Company must have evidenced a closing bid price of $1.00 or more for a minimum of ten consecutive trading days, which condition has been satisfied. The Panel's decision was based on its determination that the reverse split to be presented at the Annual Meeting on April 16, 2007, when implemented, would be likely to cure the bid price deficiency and allow the Company to maintain compliance for the longer term. Accordingly, the company has effected a reverse stock split as of April 17, 2007.

Common Stock

During the period from April 1, 2007 through April 30, 2007:

a) The Company issued 4,000 shares of common stock for costs and expenses of $22,868.

                      FONAR CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the nine month period ended March 31, 2007, we reported a net loss of $17.0 million on revenues of $24.2 million as compared to net loss of $21.0 million on revenues of $27.8 million for the nine month period ended March 31, 2006.

     For the three month period ended March 31, 2007 we reported a net loss of $5.4 million on revenues of $8.8 million as compared to net loss of $7.4 million on revenues of $7.1 million for the three month period ended March 31, 2006.

     The Company notes improvement in both its net loss and revenue for the quarter ending March 31, 2007 as compared to the quarter ended March 31, 2006. Net losses improved by 26.6%, ($5.4 million) as compared to ($7.4 million), on a revenue increase of 23.6%, to $8.8 million from $7.1 million. Particularly noteworthy was that the revenues for the quarter ending March 31, 2007 accounted for 36.2% of the revenues of the nine month period ending March 31, 2007.

     There was recent increased sales activity which management believes is attributable to a general increase in utilization of MRI, the increase in demand for Upright(TM) scans and the reduction of uncertainty of the impact of the Deficit Reduction Act ("DRA"). A recent survey of Fonar Upright(TM) customers shows that the DRA has not had a substantial impact on revenues and has been more than offset by an increase in utilization of MRI and the increased demand for Upright(TM) imaging technology.

     In addition, we are planning to expand our sales force, both in terms of hiring more sales personnel and establishing a network of domestic distributors (we already use distributors for foreign sales) under the direction of our internal sales force.

     We also are monitoring the performance of our existing users in order to establish teams to assist underperforming customers improve their scan volume. In addition, we have held seminars to assist customers in their marketing efforts and are in the process of developing a web site to assist our customers in their marketing efforts.

     The number of units sold was 8 during the first nine months of fiscal 2007 as compared to 13 for the first nine months of fiscal 2006.

     Importantly, we are beginning to penetrate the hospital market. For the 2006 fiscal year, two Fonar Upright(TM) MRI scanners were sold to hospitals, one of which is a member of a chain of hospitals. In the first nine months of fiscal 2007, we sold one Fonar Upright(TM) MRI scanner to a hospital. The Fonar Upright(TM) MRI scanner is the only scanner which enables weight-bearing scans of the spine, which is critical in making a correct diagnosis of spine diseases such as low back pain and therefore the key to performing the correct surgery of the spine.

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

Results of Operations

     The Company operates in two industry segments: the manufacture and servicing of medical (MRI) equipment, the Company's traditional business which is conducted directly by Fonar, and diagnostic facilities management services, which is conducted through Fonar's wholly-owned subsidiary, Health Management Corporation of America, which we also refer to as HMCA. During July 2005 HMCA sold the portion of its business engaged in the management of physical therapy and rehabilitation facilities.

     Trends in the third quarter of fiscal 2007 include an increase in product sales revenues. Sales orders for Upright(TM) MRI scanners, decreased from 13 in the first nine months of fiscal 2006 to 8 in the first nine month of 2007. Although unrelated party sales revenues increased from $12.7 million in the first nine months of fiscal 2006 to $14.4 million in the first nine months of fiscal 2007, unrelated party scanner sales revenues increased from $7.1 million in fiscal 2006 to $7.6 million in fiscal 2007. (The inconsistency between sales orders and sales revenues is a result of our recognition of revenues on the "percentage of completion" basis, which means revenues are recognized as the scanner is manufactured). Related party scanner sales revenues decreased in fiscal 2007, from $2.9 million for the nine months ended March 31, 2006 to $143,000 for the nine months ended March 31, 2007. The Company will continue to focus on increased marketing efforts, including advertising, marketing and adding additional sales personnel and distributors, to improve sales performance in the remaining fiscal 2007. During the fiscal 2007, the Company also hired an additional advertising and marketing executive, who had previously been associated with our independent advertising agency.

     For the three month period ended March 31, 2007, as compared to the three month period ended March 31, 2006, overall revenues from MRI product sales increased 91% ($3.2 million compared to $1.7 million). Unrelated party scanner sales ($3.2 million compared to $1.3 million) increased at a rate of 151% and related party scanner sales ($1,000 compared to $397,000) decreased 99.7%. Service revenues, increased by 11.3% ($2.3 million compared to $2.1 million) because of additional customers entering into service agreements with Fonar for their scanners following the expiration of the warranty period on their equipment. Overall, for the third quarter of fiscal 2007, revenues for the medical equipment segment increased by 44.1% to $5.8 million from $4.0 million for the third quarter of fiscal 2006. The revenues generated by HMCA decreased, by 2.8% to $3.0 million for the third quarter of fiscal 2007 as compared to $3.1 million for the third quarter of fiscal 2006.

     For the nine month period ended March 31, 2007, as compared to the nine month period ended March 31, 2006, overall revenues from MRI product sales decreased 22.7% ($7.8 million compared to $10.0 million) as a result of a decline in related party sales revenues. Unrelated party scanner sales revenues ($7.6 million compared to $7.1 million) increased at a rate of 6.9%, but related party scanner sales ($143 thousand compared to $2.9 million) decreased 95.1%. Service revenues increased by 18.4% ($7.5 million compared to $6.4 million) because of additional customers entering into service agreements with Fonar for their scanners following the expiration of the warranty period on their equipment. Overall, for the first nine months of fiscal 2007, revenues for the medical equipment segment decreased by 13.2% to $15.3 million from $17.6 million for the first nine months of fiscal 2006. The revenues generated by HMCA also decreased, by 12.1% to $8.9 million for the first nine months of fiscal 2007 as compared to $10.2 million for the first nine months of fiscal 2006. The decrease in revenues recognized by HMCA resulted primarily from the sale of HMCA's business of managing physical therapy and rehabilitation centers during July 2005.

     There were approximately $2.2 million in foreign revenues for the first nine months of fiscal 2007 as compared to approximately $2.7 million in foreign revenues for the first nine months of fiscal 2006, representing a decrease in foreign revenues of 18.5%. The Company is making a concerted effort to increase foreign sales, most recently through its European distributor and attending a foreign trade show.

     Nevertheless, notwithstanding the decrease in our total net revenues of 12.8% from $27.8 million in the first nine months of fiscal 2006 to $24.2 million in the first nine months of fiscal 2007, these decreases were accompanied by a decrease of 15.8% in total costs and expenses from $48.7 million in the first nine months of fiscal 2006 compared to $41.0 million in the first nine months of fiscal 2007. As a result, our operating loss decreased from $20.9 million in the first nine months of fiscal 2006 to $16.8 million in the first nine months of fiscal 2007.

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

     We believe the decrease in product sales revenues reflect the large variation in sales revenue that is typical of the sale of high unit cost capital equipment, which variation is characteristic of Fonar's 28 year experience selling MRI scanning systems. We also believe that the Deficit Reduction Act may also have contributed to the decrease in product sales revenues.

     Service and repair revenues increased by 9.8%, from $2.3 million for the third quarter of fiscal 2006 to $2.6 million for the third quarter of fiscal 2007.

     Service and repair revenues increased by 18.4% from $6.4 million for the first nine months of fiscal 2006 to $7.5 million for the first nine months of fiscal 2007.

     The increases in service and repair revenues are occurring because after the warranty on the MRI scanner expires, the owner will ordinarily enter into a service contract with us to assure continued coverage. We anticipate that for this reason there will continue to be increases in service revenues as warranties on installed scanners expire over time.

     Costs related to product sales increased by 38.8% from $2.3 million in the third quarter of fiscal 2006 to $3.1 million in the third quarter of 2007, reflecting the corresponding increase in product sales revenues. Costs related to providing service decreased by 8.0% from $1.4 million in the third quarter of fiscal 2006 to $1.3 million in the third quarter of 2007, notwithstanding the increase in service revenues.

     Costs related to product sales decreased by 19.4% from $10.0 million in the first nine months of fiscal 2006 to $8.1 million in the first nine months of 2007, reflecting the corresponding decrease in product sales revenues. Costs related to providing service decreased by 8.0% from $4.2 million in the first nine months of fiscal 2006 to $3.9 million in the first nine months of 2007, notwithstanding the increase in service revenues.

     In brief, costs are incurred concurrently with revenues in accordance with the percentage of completion method.

     Service and repair revenues increased at a materially higher rate than the costs related to providing service and repairs. In fact, such costs decreased by 8.0% from $4.2 million for the first nine months of fiscal 2006 to $3.9 million for the first nine months of fiscal 2007. Service contract prices are fixed for the term of the contract, which are usually for a term of one year. We believe that an important factor in keeping service costs down is our ability to monitor the performance of customers' scanners from our facilities in Melville on a daily basis and to detect and repair any irregularities before more serious problems result. We also believe the low cost of providing service reflects the high quality of our products.

     Overall, our operating loss for our medical equipment segment was $15.3 million for the first nine months of fiscal 2007 as compared to operating loss of $16.8 million for the first nine months of fiscal 2006.

     HMCA revenues decreased slightly in the third quarter of fiscal 2007, by 2.8% to $3.0 million from $3.1 million for the third quarter of fiscal 2006. For the first nine months of fiscal 2007, HMCA revenues decreased by 12.1% to $8.9 million from $10.2 million for the first nine months of fiscal 2006. HMCA is seeking to increase revenues from the MRI facilities by continuing its program of replacing older scanners at the sites we manage with Upright(TM) MRI scanners. We now manage ten sites, as compared to nine sites at March 31, 2006, equipped with Upright(TM) MRI scanners. HMCA experienced an operating loss of
1.5 million for the first nine months of fiscal 2007 compared to operating loss of $4.1 million for the first nine months of fiscal 2006. The greater loss in the first nine months of fiscal 2006 was principally the result of a payment of $1.6 million for the termination of two employment agreements in connection with the sale by HMCA of its physical therapy and rehabilitation facility management business and the loss of revenues resulting from the sale of that business during the first quarter of fiscal 2006.

     HMCA cost of revenues for the third quarter of fiscal 2007 increased to $2.2 million as compared to $2.1 million for the third quarter of fiscal 2006. HMCA cost of revenues for the first nine months of fiscal 2007 decreased to $6.5 million as compared to $7.3 million for the first nine months of fiscal 2006. Rental costs were reduced in fiscal 2007 while repairs and amortization costs where higher in fiscal 2006.

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

     As our consolidated revenues increased by 23.6% to $8.8 million for the third quarter of fiscal 2007 from $7.1 million for the third quarter of fiscal 2006, the total costs and expenses decreased by 2.5% to $14.1 million for the third quarter of fiscal 2007 from $14.5 million for the third quarter of fiscal 2006. For the first nine months of fiscal 2007 the consolidated revenues decreased by 12.8% to $24.2 million from $27.8 million for the first nine months of fiscal 2006, the total costs and expenses decreased by 15.8% to $41.0 million for the first nine months of fiscal 2007 from $48.7 million for the first nine months of fiscal 2006.

     Selling, general and administrative expenses decreased by 1.6% from $17.9 million in the first nine months of fiscal 2007 from $18.2 million in the first nine months of fiscal 2006. The compensatory element of stock issuances decreased by 90.9% from $1.3 million in the first nine months of fiscal 2006 to $121,000 in the first nine months of fiscal 2007 which is now included in selling general and administrative expenses. This primarily reflected a dramatically lesser use of Fonar's stock in lieu of cash to pay employees, consultants and professionals for services.

     Research and development expenses decreased by 17.7 % to $4.3 million for the first nine months of fiscal 2007 as compared to $5.2 million for the first nine months of fiscal 2006.

     Interest expense in the first nine months of fiscal 2007 decreased by 5.1% to $203,000 from $214,000 for the first nine months of fiscal 2006.

     Inventories decreased by 13.1% to $6.1 million at March 31, 2007 as compared to $7.1 million at June 30, 2006 as the Company's product sales
revenues   decreased  and  we  decreased  our  purchase  of  raw  materials  and components.

     Costs and estimated earnings in excess of billings on uncompleted contracts decreased by 92.9% to $209,000 at March 31, 2007 from $3.0 million at June 30, 2006. This decrease resulted from our receipt of installment payments upon delivery to customers whose sites were prepared to receive deliveries.

     Management fee and medical receivables and accounts receivable decreased by 7.6% to $15.9 million at March 31, 2007 from $17.2 million at June 30, 2006, primarily due to collections on the Company's medical receivables offset by an increase in accounts receivable from the medical segment.

     Our operating loss and net loss were $16.8 million and $17.0 million, respectively, for the first nine months of fiscal 2007 as compared to operating and net losses of $20.9 million and $21.0 million, respectively, for the first nine months of fiscal 2006.

     The overall trends reflected in the results of operations for the first nine months of fiscal 2007 are a decrease in revenues from product sales, as compared to the first nine months of fiscal 2006 ($7.8 million for the first nine months of fiscal 2007 as compared to $10.0 million for the first nine months of fiscal 2006), and a decrease in MRI equipment segment revenues relative to HMCA revenues ($15.3 million or 63.1% from the MRI equipment segment as compared to $8.9 million or 36.9% from HMCA, for the first nine months of fiscal 2007, as compared to $17.6 million or 63% from the MRI equipment segment and $10.2 million or 37%, from HMCA, for the first nine months of fiscal 2006). In addition, we experienced a decrease in unrelated party sales relative to related party sales in our medical equipment product sales ($7.6 million or 98% to unrelated parties and $143,000 or 2% to related parties for the first nine months of fiscal 2007 as compared to $7.1 million, or 71% to unrelated parties and $2.9 million or 29% to related parties for the first nine months of fiscal
2006).

     We are committed to reversing the trends we have experienced in the first nine months in fiscal 2007. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, payor reimbursement rates and policies, and unexpected expenditures or the timing of such expenditures, make it impossible to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Company's operating results.

     The Company's Upright(TM) MRI, and Fonar-360(TM) MRI scanners, together with the Company's works-in-progress, are intended to significantly improve the Company's competitive position.

     The Company's Upright(TM) MRI scanner, which operates at 6000 gauss (0.6 Tesla) field strength, allows patients to be scanned while standing or reclining. As a result, for the first time, MRI is able to be used to show abnormalities and injuries under full weight-bearing conditions, particularly the spine and joints. A floor-recessed elevator brings the patient to the height appropriate for the targeted image region. A custom- built adjustable bed will allow patients to sit or lie on their backs, sides or stomachs at any angle. Full-range-of-motion studies of the joints in virtually any direction will be possible, an especially promising feature for sports injuries.

     The Upright(TM) MRI will also be useful for MRI directed neuro- surgical procedures as the surgeon would have unhindered access to the patient's head when the patient is supine with no restrictions in the vertical direction. This easy-entry, mid-field-strength scanner should be ideal for trauma centers where a quick MRI-screening within the first critical hour of treatment will greatly improve patients' chances for survival and optimize the extent of recovery.

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


Liquidity and Capital Resources

     Cash, cash equivalents and marketable securities decreased from $9.5 million at June 30, 2006 to $5.8 million at March 31, 2007. Principal uses of cash during the first nine months of fiscal 2007 included capital expenditures for property and equipment of $332,000, repayment of long-term debt and capital lease obligations in the amount of $155,000, capitalized software development costs of $497,000 and capitalized patent and copyright costs of $406,000, and a decrease in accounts payable of $995,000.

     Marketable securities approximated $3.0 million as at March 31, 2007, as compared to $4.9 million at June 30, 2006. This reduction represents the maturation of marketable securities which have not been reinvested and the proceeds of which are available to fund operations if needed. At March 31, 2007, our investments in U.S. Government obligations were $1.5 million, our investments in corporate and government agency bonds were $1.4 million and our investments in certificates of deposit and deposit notes were $100,000. The investments made have had the intended effect of maintaining a stable investment portfolio.

     Cash used in operating activities for the first nine months of fiscal 2007 approximated 2.2 million. Cash used in operating activities was attributable primarily to the net loss of $17.0 million and the decrease in accounts payable of $995,000, which were offset by a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $2.7 million, a decrease in inventories of $928,000 and the issuance of stock for compensation, costs and expenses in lieu of cash in the amount of $2.0 million.

     Cash provided by investing activities for the first nine months of fiscal 2007 approximated $884,000. The principal source of cash from investing activities during the first nine months of fiscal 2007 consisted of the sale of marketable securities of $2.1 million, offset by expenditures for property and equipment of approximately $332,000 and capitalized software and patent costs of approximately $903,000.

     Cash used in financing activities for the first nine months of fiscal 2007 approximated $384,000. The sources of cash from financing activities were net proceeds from exercises of stock options and warrants of $50,000, repayment of notes receivable from employee stockholders of $184,000, and net proceeds from the sale of stock of $373,000. The principal uses of cash in financing activities during the first nine months of fiscal 2007 consisted of repayment of principal on long-term debt and capital lease obligations of approximately $155,000 and distributions to holders of minority interests of $836,000.

     The Company's obligations and the periods in which they are scheduled to become due are set forth in the following table:

                                (000's OMITTED)
                                 Due in
                                  Less         Due          Due          Due
                                  than 1      in 1-3       in 4-5       after 5
Obligation          Total         year         years        years        years
--------------   -----------   ----------   ----------   ----------   ----------

Long-term debt   $    548      $     --      $     --    $    --       $   548

Capital lease
Obligation            703            239           376         88           --

Operating
  Leases            7,737          2,431         3,034      1,039        1,233
                 -----------   ----------   ----------   ----------   ----------
Total cash
Obligations      $  8,988      $   2,670     $   3,410   $  1,127      $ 1,781
                 ===========   ==========   ==========   ==========   ==========

     Total liabilities increased by 16.8% to $30.5 million at March 31, 2007 from $26.1 million at June 30, 2006.

     We experienced a decrease in long-term debt from $1.2 million at June 30, 2006 to $1.0 million at March 31, 2006, an increase in unearned revenue on service contracts from $4.8 million to $5.7 million at June 30, 2006 to March 31, 2007, a decrease in billings in excess of costs and estimated earnings on uncompleted contracts from $3.1 million at June 30, 2006 to $1.6 million at March 31, 2007, a decrease in accounts payable from $4.9 million at June 30, 2006 to $3.9 million at March 31, 2007, an increase in customer advances from $5.5 million at June 30, 2006 to $11.3 at March 31, 2007.

     As of March 31, 2007, the total of $6.5 million in other current liabilities included primarily accrued salaries and payroll taxes of $1.4 million, accrued royalties of $615,000 and excise and sales taxes of $2.2 million.

     Our working capital approximated $923,000 as of March 31, 2007, as compared to working capital of $14.2 million as of June 30, 2006, decreasing by 93.5%. This resulted principally from an increase in current liabilities ($24.6 million at June 30, 2006 as compared to $29.2 million at (March 31, 2007), particularly an increase in customer advances of $5.8 million ($5.5 million at June 30, 2006 as compared to $11.3 million at March 31, 2007), and a decrease in current assets ($38.9 million at June 30, 2006 and $30.2 million at March 31, 2007) including a decrease in cash and cash equivalents and marketable securities of $3.8 million ($9.5 million at June 30, 2006 as compared to $5.7 million at March 31, 2007), a decrease of cost and estimated earnings in excess of billings on uncompleted contracts of $2.7 million ($3.0 million at June 30, 2006 as compared to $209,000 at March 31, 2007) along with a decrease in inventories of approximately $1.0 million ($7.1 million at June 30, 2006 as compared to $6.1 million at March 31, 2007).

     With respect to current liabilities, the current portion of long-term debt increased from $234,000 at June 30, 2006 to $239,000 at March 31, 2007, and billings in excess of costs and estimated earnings on uncompleted contracts decreased from $3.1 million at June 30, 2006 to $1.6 million at March 31, 2007. Customer advances increased from $5.5 million at June 30, 2006 to $11.3 million at March 31, 2007 and accounts payable decreased from $4.9 million at June 30, 2006 to $3.9 million at March 31, 2007.

     In order to conserve our capital resources, we have issued common stock under our stock bonus and stock option plans to compensate employees and non-employees for services rendered, but to a materially lesser extent than in previous years. In the first nine months of fiscal 2007, the compensatory element of stock issuances was $121,000 as compared to $1.3 million for the first nine months of fiscal 2006. Utilization of equity in lieu of cash compensation improved our liquidity since it increased cash available for other expenditures. In addition, we used stock to pay $ 1.6 million for the termination of two employment agreements terminated in connection with the sale of HMCA's physical therapy and rehabilitation facility management business in the first three months of fiscal 2006.

     Fonar's capital resources are expected to improve as Fonar's MRI scanner products gain wider market recognition and acceptance and produce increased product sales. The Company is focusing on increased advertising and marketing to increase demand for its products.

     Inventories decreased by approximately $1.0 million ($7.1 million at June 30, 2006 as compared to $6.1 million at March 31, 2007) resulting from a decrease in the purchasing of raw materials and components and in filling our backlog of orders.

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

     Our principal source of liquidity has been cash flows provided by operations. We currently expect this to continue. At March 31, 2007, we had working capital of $923,000. For the nine months ended March 31, 2007, we incurred a net loss of $17.0 million which included non-cash charges of $4.2 million.

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

     At March 31, 2007 cash and marketable securities balance was $5.8 million. Based upon current results of operations, we either need to increase sales, reduce expenses or seek other sources of funds through the issuance of equity or debt financing in order to maintain sufficient funds available to operate through to March 31, 2008.

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

     On December 19, 2006 the Company received a Nasdaq Staff Determination indicating that the Company still fails to comply with the minimum bid price requirement for continued listing set forth in the Rule and that its securities are therefore, subject to delisting from the Nasdaq Capital Market. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination which was held on February 15, 2007. As a result of the hearing held before the NASDAQ Listing Qualifications Panel ("Panel"), Fonar's request for continued listing on the NASDAQ Stock Market was granted, subject to the condition that on or before May 1, 2007, the Company must have evidenced a closing bid price of $1.00 or more for a minimum of ten consecutive trading days, which condition has been satisfied. The Panel's decision was based on its determination that the reverse split to be presented at the Annual Meeting on April 16, 2007, when implemented, would be likely to cure the bid price deficiency and allow the Company to maintain compliance for the longer term. Accordingly, the Company has effected a reverse stock split as of April 17, 2007.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Our investments are in fixed rate instruments. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by us at March 31, 2007.

INTEREST RATE SENSITIVITY

PRINCIPAL AMOUNT BY EXPECTED MATURITY

                         WEIGHTED AVERAGE INTEREST RATE

                                  Investments
                       Year of    in Fixed Rate   Weighted Average
                       Maturity   Instruments     Interest Rate
                       --------   -------------   ----------------
                       3/31/08    $          0         0.00%
                       3/31/09       1,000,000         3.85%
                       3/31/10       1,798,062         3.15%
                       3/31/11         200,000         4.41%
                                  -------------
            Total:  $ 2,998,062
                                  =============
                      Fair Value
                      at 3/31/07  $  2,905,235
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


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings: There were no material changes in litigation for the first nine months of fiscal 2007.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Submission of Matters to a Vote of Security Holders:

     At the Annual Meeting of the Company held on April 16, 2007, the following items were voted upon by the stockholders

     1.   Election of Directors

          a. Raymond V. Damadian    337,219,493 (For)     9,170,995 (Withheld)
          b. Claudette J.V. Chan    338,781,982 (For)     7,608,507 (Withheld)
          c. Robert J. Janoff       339,918,376 (For)     6,456,129 (Withheld)
          d. Charles N. O'Data      340,619,481 (For)     5,755,007 (Withheld)
          e. Robert Djerejian       340,625,357 (For)     5,765,132 (Withheld)

     2.   Authority to Effect Stock Split

          252,581,222 (For)
            7,501,484 (Against)
               39,498 (Abstain)
           86,269,284 (Non-Votes)

     3.   Authority to Effect Reduction of Authorized Shares

          253,107,116 (For)
            6,973,109 (Against)
               40,979 (Abstain)
           86,269,284 (Non-Votes)

     4.   Ratification of Auditors

          342,825,556 (For)
            2,898,567 (Against)
               66,374 (Abstain)

     5.   Limit on Management Compensation

           10,033,145 (For)
          249,336,533 (Against)
              751,526 (Abstain)
           86,269,284 (Non-Votes)


Item 5 -  Other Information:  None

Item 6 - Exhibits and Reports on Form 8-K: Exhibit 31.1 Certification See Exhibits Exhibit 32.1 Certification See Exhibits 8-K (earnings press release) filed on September 15, 2006 8-K (earnings press release) filed on November 13, 2006 8-K (Nasdaq Staff Determination) filed on December 21, 2006 8-K (earnings press release) filed on February 9, 2007

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FONAR CORPORATION
                                          (Registrant)

                                          By:  /s/ Raymond V. Damadian
                                                 Raymond V. Damadian
                                                 President & Chairman
Dated: May 11, 2007