Form 10-K
period 2007-06-30
FONAR CORP
filed 2007-10-02
CIK 355019

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-K
                              ---------------------

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934[Fee Required]
               For  the fiscal year ended June 30, 2007


                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [No Fee Required]
               For  the transition period from _____________ to _____________

                           Commission File No. 0-10248
                           ---------------------------

                                FONAR CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    11-2464137
    (State of incorporation)                   (IRS Employer Identification
                                                           Number)

    110 Marcus Drive, Melville,                            11747
(Address of principal executive offices)                (Zip Code)

                                 (631) 694-2929
              (Registrant's telephone number, including area code)
              ____________________________________________________

           Securities registered pursuant to Section 12(b) of the Act:
            Common Stock, par value $.0001 per share (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
        ----------------------------------------------------------------

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

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K, ss.229.405 of this Chapter, is not contained, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any
amendment to the Form 10-K.     [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ____  Accelerated filer ____
Non-accelerated filer __X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ____ No __X__

The aggregate market value of the shares of Common Stock held by non-affiliates as of December 29, 2006 based on the closing price of $7.00 per share on such date as reported on the NASDAQ System, was approximately $33.3 million. The other outstanding classes do not have a readily determinable market value. The number of shares and price per share have been retroactively adjusted to reflect the reverse stock split which was effective on April 16, 2007.

As of September 14, 2007, 4,894,207 shares of Common Stock, 158 shares of Class B Common Stock, 382,513 shares of Class C Common Stock and 313,451 shares of Class A Non-voting Preferred Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I
ITEM 1.  BUSINESS
GENERAL

Fonar Corporation, sometimes referred to as the "Company" or "Fonar", is a Delaware corporation which was incorporated on July 17, 1978. Our address is 110 Marcus Drive, Melville, New York 11747 and our telephone number is 631-694-2929. Fonar also maintains a WEB site at www.Fonar.com. Fonar provides copies of its filings with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K and amendments to these reports to stockholders on request.

We conduct our business in two segments. The first, conducted directly through Fonar, is referred to as our medical equipment segment. The second, conducted through our wholly owned subsidiary Health Management Corporation of America, is referred to as the physician management and diagnostic services segment.

MEDICAL EQUIPMENT SEGMENT

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

The product we are now most vigorously promoting is our Upright(TM) MRI. The Upright(TM) MRI is unique in the industry in that it allows patients to be scanned in a fully weight-bearing condition, such as standing, sitting or bending in any position that causes symptoms. This means that an abnormality or injury, such as a slipped disk can be visualized where it may not be visualized with the patient lying down. We are introducing the name "Upright(TM)" as an alternative to "Stand-UP(TM)" because of the multiplicity of positions in which the patient may be scanned where the patient is not standing.

PHYSICIAN MANAGEMENT AND DIAGNOSTIC SERVICES SEGMENT

Health Management Corporation of America, which we sometimes refer to as "HMCA", was formed by Fonar in March 1997 as a wholly-owned subsidiary in order to enable us to expand into the business of providing comprehensive management services to medical providers. HMCA provides management services, administrative services, office space, equipment, repair, maintenance service and clerical and other non-medical personnel to medical providers. Since July 28, 2005, following the sale of HMCA's physical therapy and rehabilitation business, HMCA has elected to provide its services solely to diagnostic imaging centers.

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

We are vigorously promoting sales of the Upright(TM) MRI which we regard as our most promising product. The market for the Upright(TM) shows strong progress. Revenues recognized from the sale of Upright(TM) MRI scanners increased in fiscal 2007 by 5.6% over fiscal 2006 from approximately $10.5 million in fiscal 2006 to approximately $11.0 million in fiscal 2007 although revenues from the sale of Upright(TM) MRI scanners had decreased in 2006 by 85.4% from approximately $71.7 million in fiscal 2005. The following chart shows the revenues attributable to our different model scanners for the fiscal years ended June 30, 2005, June 30, 2006 and June 30, 2007. Note that we recognize revenue on a percentage of completion basis. Accordingly, revenue is recognized as each sub-assembly of a scanner is manufactured. Consequently the revenues for a fiscal period do not necessarily relate to orders placed in that period.

     Model                     Revenues Recognized
                      -----------------------------------------
                      Fiscal 2005    Fiscal 2006    Fiscal 2007
     -------------    -----------    -----------    -----------
     Upright(TM)      $71,666,053    $10,452,069    $11,041,251
     Fonar 360(TM)    $   764,031    $   383,589    $    62,379
     Other            $         0    $         0    $         0

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

Fonar's showcase installation of the first Fonar 360(TM) MRI scanner was completed at the Oxford Nuffield Orthopedic Center in Oxford, United Kingdom. Oxford-Nuffield had two objectives in the choice of the Fonar 360(TM) MRI. The first was to have an open mid-field MRI imaging scanner to meet their medical imaging needs. The second was to have an open scanner that would enable direct image guided surgical intervention. The Oxford-Nuffield scanner is carrying a full diagnostic imaging load daily.

Additionally, development of the works in progress Fonar 360(TM) MRI image guided interventional technology is actively progressing. Fonar software engineers have completed and installed their 2nd generation tracking software at Oxford-Nuffield which is designed to enable the surgeons to insert needles into the patient and accurately advance them under direct visual image guidance to the target tissue, such as a tumor, so that therapeutic agents can be injected. The software is now installed and being tested by Oxford-Nuffield's surgical teams. Proceeding to the next step of injecting test substances and therapeutic agents into target tissues is expected to commence in the near future.

Health Management Corporation of America ("HMCA"), a wholly-owned subsidiary of Fonar, currently is managing 12 diagnostic imaging centers located principally in New York and Florida. During the beginning of fiscal 2006 HMCA also managed six physical therapy and rehabilitation practices located in New York. HMCA sold the portion of its business engaged in the management of physical therapy and rehabilitation practices in July of 2005. MEDICAL EQUIPMENT SEGMENT

PRODUCTS

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

The first Fonar 360(TM) MRI scanner, installed at the Oxford-Nuffield Orthopedic Center in Oxford, United Kingdom, is now carrying a full diagnostic imaging caseload. In addition, however, development of the works in progress Fonar 360(TM) MRI image guided interventional technology is actively progressing. Fonar software engineers have completed and installed their 2nd generation tracking software at Oxford-Nuffield which is designed to enable the surgeons to insert needles into the patient and accurately advance them, under direct visual image guidance, to the target tissue, such as a tumor, so that therapeutic agents can be injected. The software is now being tested by Oxford-Nuffield's surgical teams. Proceeding to the next step of injecting test substances and therapeutic agents into the target tissues is expected to commence in the near future.

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

During fiscal 2007, sales of our Upright(TM) MRI scanners accounted for approximately 33.2% of our total revenues and 51.9% of our medical equipment revenues, as compared to 31.6% of total revenues and 53.0% of medical equipment revenues in fiscal 2006 and 68.3% of total revenues and 88.2% of medical equipment revenues in fiscal 2005. These sales show the market penetration being achieved by the Upright(TM) MRI scanner.

During fiscal 2007, sales of our Fonar 360(TM) scanner accounted for 0.2% of total revenues and 0.3% of medical equipment revenues. During fiscal 2006 sales of our Fonar 360(TM) scanner accounted for 1.2% of total revenues and 1.9% of medical equipment revenues and during fiscal 2005 sales of our Fonar 360(TM) scanner accounted for 0.7% of total revenues and 0.9% of medical equipment revenues.

Our principal selling, marketing and advertising efforts have been focused on the Upright(TM) MRI, which we believe is a particularly unique product, being the only MRI scanner which is both open and allows for weight bearing imaging. Since we perceive that the Upright(TM) MRI is successfully penetrating the market and enabled us to achieve profitability in fiscal 2005, we expect to continue our focus on the Upright(TM) MRI in the immediate future, notwithstanding the losses incurred in fiscal 2006 and fiscal 2007. We are optimistic that the Fonar 360(TM) and our other products and works in progress will also contribute materially to increased product sales.

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

Fonar's internal sales force is approximately 19 persons. Our internal sales force handles the domestic market, although we also have two non-exclusive domestic independent sales representatives. We continue to use independent manufacturer's representatives and distributors for foreign markets. In addition to its internal domestic sales force, Fonar and General Electric Medical Systems, a division of General Electric Company, have entered into an arrangement pursuant to which General Electric Medical Systems is an independent manufacturer's representative for Fonar's Upright(TM) MRI scanner in the domestic market as well. Neither General Electric nor any of Fonar's other competitors, however, are entitled to make the Upright(TM) MRI scanner. Following the fiscal year end, in August 2007, Fonar engaged the services of a second independent sales representative to focus on spine surgeons or groups of spine surgeons pre-approved by Fonar who have a pre-existing relationship with the sales representative.

In addition, Fonar's website includes an interactive product information desk for reaching customers. We plan to commence a program for providing demonstrations of our products to potential customers on an international basis.

Fonar has exhibited its new products at the annual meeting of the Radiological Society of North America ("RSNA") in Chicago since November 1995 and plans to attend the RSNA meeting in November 2007 and future years. The RSNA meeting is attended by radiologists from all over the world. Most manufacturers of MRI scanners regularly exhibit at this meeting.

Fonar has targeted orthopedic surgeons and neurosurgeons, particularly spine surgeons, as important markets for the Upright(TM) MRI. Accordingly, Fonar has for several years now exhibited at the annual meetings of The American Academy of Orthopaedic Surgeons (AAOS); the North American Spine Society (NASS); the American Association of Neurological Surgeons (AANS); and the Congress of Neurological Surgeons (CNS). In addition, in 2007, Fonar attended the Global Health Care Expansion Congress and the Abu Dahabi International Surgical Conference abroad.

Fonar's success in targeting surgeons was most evident in the sale, in September 2006, of an Upright(TM) MRI scanner to the largest orthopedic hospital in the Netherlands, the St. Maartenskliniek in Nijmegen. In addition to being a key sale to a prestigious hospital, the medical conclusions reached and stated by the buyer and the buyer's intention to conduct research and publish articles concerning the Upright(TM) technology, are a vital component to Fonar's objective to prove to the medical community at large, insurers, governmental agencies and others the benefits, if not necessity of Upright(TM) scanning. A Director of St. Maartenskliniek and the Chairman of Spine Surgery stated that "We at St. Maartenskliniek, the biggest orthopedic hospital in the Netherlands, are very much looking forward to this new technology from Fonar which will enable us to evaluate the spine anatomy in the fully weight bearing state and in multiple positions. We expect these new multi-position capabilities to lead to more accurate diagnosis and better surgery outcomes for patients. Once our active research program has discovered the benefits of this new Fonar technology for patients, we intend to publish the results in a lot of peer reviewed scientific journals." The Chairman stated further "that once Fonar made available upright weight-bearing MRI imaging technology, owning one for the St. Maartenskliniek "Spine Center" was not optional but mandatory. For our hospital to continue to engage in spine surgery without it, once this new technology became available, was unacceptable".

We have launched an exciting new advertising campaign, directed at physicians. It has already led to many inquires about purchase and to some sales of the Upright(TM) MRI scanner. In order to increase Fonar's presence in the medical market and to tell the story of the Upright(TM) MRI with its Multi-Position(TM) diagnostic capability well, the campaign features two-page color advertisements. The advertising is directed at three target audiences, and each of the three is being reached through the leading medical journals that are addressed to that audience.

     1) Neurosurgeons and Orthopaedic Surgeons: These are the surgeons who can most benefit from the superior diagnostic benefits of the Fonar Upright(TM) MRI with its Multi-Position(TM) diagnostic ability. Advertisements to them currently appear in the journal Spine, The Journal of Neurosurgery, and the Journal of the American Academy of Orthopedic Surgery.

     2) Radiologists: This segment of the campaign is aimed at the physicians who now have a wonderful new modality to offer their referring physicians. The advertisements are appearing in Radiology and Diagnostic Imaging.

     3) All Physicians: This effort is to the total physician audience, so that the vast number of doctors who send patients for MRI's are aware of the diagnostic advantages of the Fonar Upright(TM) Multi-Position(TM) MRI. The advertisements appear in the Journal of the American Medical Association, which has a readership of over 350,000 physicians. This new advertising campaign has featured a series of compelling messages. One advertisement points out that the AMA book, Guides to the Evaluation of Permanent Impairment, indicates that diagnosis must be performed upright in flexion and extension. Another advertisement is educational and headlined, "Discover the power of Upright Imaging". Fonar realizes that peer-to-peer communications is the most powerful way to speak to physicians, so the campaign uses testimonials from surgeons and radiologists. The first such advertisement featured five surgeons and two radiologists, explaining the Multi-Position(TM) diagnostic benefits of the Fonar Upright(TM) MRI scanner to them. The latest advertisement features a leading radiologist, telling why he bought 12 Fonar Upright(TM) MRI scanners and plans to buy more.

In addition, we have an extensive advertising effort on Google and Yahoo Search Marketing. Enter relevant terms, such as "mri" or "mri for back pain", and an ad for Fonar will very likely appear in the paid search listings on the right side of the results page or along the top of it.

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

Our areas of operations are principally in the United States. During the fiscal year ended June 30, 2007, 7.3% of the Company's revenues were generated by foreign sales, as compared to 10.1% and 7.1% for fiscal 2006 and 2005, respectively.

We are seeking to promote foreign sales and have sold scanners in various foreign countries. Foreign sales, however, have not yet proved to be a significant source of revenue.

SERVICE AND UPGRADES FOR MRI SCANNERS

Our customer base of installed scanners has been and will continue to be an additional source of income, independent of direct sales.

Income is generated from the installed base in two principal areas namely, service and upgrades. Service and maintenance revenues from our external installed base were approximately $5.8 million in fiscal 2005, $8.6 million in fiscal 2006 and $10.0 million in fiscal 2007. We expect service revenues to continue to increase as warranties expire on previously sold scanners, and the customers then enter into service contracts.

We also anticipate that our new scanners will result in upgrades income in future fiscal years. The potential for upgrades income, particularly in the form of new patient supporting upright imaging fixtures and receiver coils, originates in the versatility and productivity of the new Upright Imaging(TM) technology. New medical uses for MRI technology are constantly being discovered and are anticipated for the Upright Imaging(TM) technology as well. New features can often be added to the scanner by the implementation of little more than versatile new software packages. For example, software can be added to existing MRI angiography applications to synchronize angiograms with the cardiac cycle. By doing so the dynamics of blood vessel filling and emptying can be visualized with movies. Such enhancements are attractive to end users because they extend the useful life of the equipment and enable the user to avoid obsolescence and the expense of having to purchase new equipment. At the present time, however, upgrade revenue is not significant. We had approximately $40,000 upgrade revenue in fiscal 2005, and upgrade revenues of approximately $82,000 in fiscal 2006. We had no upgrade revenues in fiscal 2007.

Service and upgrade revenues are expected to increase as sales of scanners and the size of the customer base increases.

RESEARCH AND DEVELOPMENT

During the fiscal year ended June 30, 2007, we incurred expenditures of $6,328,265, $636,167 of which was capitalized, on research and development, as compared to $7,581,898 $714,253 of which was capitalized and $6,752,755, $745,994 of which was capitalized, during the fiscal years ended June 30, 2006 and June 30, 2005, respectively.

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

BACKLOG

Our backlog of unfilled orders at September 28, 2007 was approximately $49.2 million, as compared to $26.1 million at September 28, 2006. It is expected that a substantial portion of the existing backlog of orders will be filled within the 2008 fiscal year. Our contracts generally provide that if a customer cancels an order, the customer's initial down payment for the MRI scanner is nonrefundable.

PATENTS AND LICENSES

We currently have numerous patents in effect which relate to the technology and components of the MRI scanners. We believe that these patents, and the know-how we have developed, are material to our business.

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

We have significantly enhanced our patent position within the industry and now possesses a substantial patent portfolio which provides us, under the aegis of United States patent law, "the exclusive right to make, use and sell" many of the scanner features which Fonar pioneered and which are now incorporated in most MRI scanners sold by the industry. The Company has 134 patents issued and approximately 90 patents pending. A number of Fonar's existing patents specifically relate to protecting Fonar's position in the high-field iron frame open MRI market. The patents further enhance Dr. Damadian's pioneer patent, the 1974 Patent, that initiated the MRI industry and provided the original invention of MRI scanning. The 134 issued patents extend to various times up to 2025.

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

Fonar has initiated four voluntary recalls. Three of the recalls were Class II and one was Class III. The recalls involved making minor corrections to the product in the field. Frequently, corrections which are made at the site of the device are called field corrections as opposed to recalls.

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

Foreign governments have differing requirements concerning the import of medical devices into their respective jurisdictions. The European Union, also referred to as EU, made up of 27 individual countries, has some essential requirements described in the EU's Medical Device Directive, also referred to as MDD. In order to export to one of these countries, we must meet the essential requirements of the MDD and any additional requirements of the importing country. The essential requirements are similar to some of the requirements mandated by the FDA. In addition the MDD requires that we enlist a Notified Body to examine and assess our documentation, a Technical Construction File, and verify that the product has been manufactured in conformity with the documentation. The notified body must carry out or arrange for the inspections and tests necessary to verify that the product complies with the essential requirements of the MDD, including safety performance and Electromagnetic Compatibility, also referred to as EMC. Also required is a Quality System, ISO-9001, assessment by the Notified Body. We were approved for ISO 9001 certification for its Quality Management System in April, 1999.

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

HEALTH MANAGEMENT CORPORATION OF AMERICA
PHYSICIAN AND DIAGNOSTIC SERVICES MANAGEMENT BUSINESS

Health Management Corporation of America, formed under the name U.S. Health Management Corporation and referred to as "HMCA", was organized by us in March 1997. HMCA is a wholly-owned subsidiary which engages in the business of providing comprehensive management services to imaging facilities. The services we provide include development, administration, leasing of office space, facilities and medical equipment, provision of supplies, staffing and supervision of non-medical personnel, legal services, accounting, billing and collection and the development and implementation of practice growth and marketing strategies.

HMCA currently manages 12 MRI facilities. In April 2003, HMCA sold the portion of its business which managed primary care medical practices, and in July 2005, HMCA sold the portion of its business engaged in the management of physical therapy and rehabilitation practices. This was the result of HMCA's decision to focus on management of MRI facilities, the business in which HMCA is most experienced. For the 2007 fiscal year, the revenues HMCA recognized from the MRI facilities were $11.9 million. No revenues were recognized from physical therapy and rehabilitation practices. For the 2006 fiscal year, the revenues HMCA recognized from the MRI facilities were $12.7 million and the revenues recognized from the physical therapy and rehabilitation practices were $648,000 for total revenues of $13.3 million. For the fiscal 2005 year, the revenues HMCA recognized from the MRI facilities were $14.0 million and the revenues recognized from the physical and rehabilitation practices were $9.7 million, for total revenues of $23.7 million.

HMCA GROWTH STRATEGY

HMCA's growth strategy focuses on upgrading and expanding the existing facilities it manages and expanding the number of facilities it manages for its clients. Our most important effort in this regard has been to promote and facilitate the replacement of existing MRI scanners with new Fonar Upright(TM) MRI scanners. Presently, we have Upright(TM) MRI scanners at all of the MRI facilities we manage with the exception of the one in Garden City, New York and the one in Dublin, Georgia.

In connection with its focus on managing MRI facilities, HMCA decided to sell its business of managing physical therapy and rehabilitation practices. The sale was completed on July 28, 2005, at the beginning of the 2006 fiscal year.

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

6. Diagnostic Imaging and Ancillary Services. HMCA can offer access to diagnostic imaging equipment through diagnostic imaging facilities it manages. The Company may expand the ancillary services offered in its network to include CT-scans and x-rays, if it is determined that such additions may be useful to clients.

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

In the case of contracts with the MRI facilities, fees were charged by HMCA during fiscal 2007 based on the number of procedures performed. In the case of the physical therapy and rehabilitation practices we previously managed, flat fees were charged on a monthly basis. Fees are subject to adjustment on an annual basis, but must be based on mutual agreement. The per procedure charges to the MRI facilities during fiscal 2007 ranged from $275 to $500 per MRI scan. Commencing in fiscal 2008, however, eight of the MRI facilities will be charged a flat fee, pursuant to the new contracts entered into by HMCA following the sale of said MRI facilities at the end of fiscal 2007 by Dr. Raymond Damadian to Dr. Robert Diamond. Dr. Diamond has been reading scans for HMCA managed facilities for more than seven years.

As of June 22, 2007, Dr. Robert Diamond purchased the stock of the professional corporations owning the eight New York sites managed by HMCA, previously owned by Dr. Raymond V. Damadian, the President, Chairman of the Board and principal stockholder of Fonar. In connection with the sale, new management agreements were substituted for the existing management agreements, providing, however, for the same management services. The fees in fiscal 2008, however, will be flat monthly fees in the aggregate amount of $732,250 per month.

Dr. Damadian still owns the four MRI facilities in Georgia and Florida managed by HMCA. No MRI facilities or other medical facilities are owned by HMCA.

For the purpose of improving the performance of HMCA and the facilities, HMCA entered into an agreement in September, 2007 with Integrity Healthcare Management, Inc., also referred to as "Integrity", which is owned by an unrelated party. Under the terms of the agreement, Integrity will supervise and direct HMCA and the management of the facilities. The existing management agreements between the facilities and HMCA will remain in place. Integrity will receive as compensation an annual fee equal to one-half of the increase in the consolidated cash flow of HMCA and the facilities over the period from July 1, 2006 through June 30, 2007. The term of the agreement is on an automatically renewable year to year basis, but may be terminated by either party without cause at the end of any year.

HMCA MARKETING

HMCA's marketing strategy is to expand the business and improve the facilities which it manages. HMCA will seek to increase the number of locations of those facilities where market conditions are promising and to promote growth of its clients' patient volume and revenue.

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

In fiscal 2007, approximately 20.1% of the revenues of HMCA's clients were attributable to Medicare and 1.6% were attributable to Medicaid. In fiscal 2006, approximately 18.2% of the revenues of HMCA's clients were attributable to Medicare and 1.1% were attributable to Medicaid. In fiscal 2005, approximately 9.9% of HMCA's revenues were attributable to Medicare and 0.5% were attributable to Medicaid.

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

HMCA's clients generate revenue from patients covered by no-fault insurance and workers' compensation programs. For the fiscal year ended June 30, 2007 approximately 33.1% of our clients' receipts were from patients covered by no-fault insurance and approximately 4.8% of our client's receipts were from patients covered by worker's compensation programs. For the fiscal year ended June 30, 2006, approximately 43% of HMCA's clients' receipts were from patients covered by no-fault insurance and approximately 4.1% of HMCA's clients' receipts were from patients covered by workers compensation programs. For the fiscal year ended June 30, 2005 approximately 59.3% of HMCA's clients' receipts were from patients covered by no-fault insurance and approximately 6.2% of HMCA's clients' receipts were from patients covered by workers compensation programs. In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA could be required to modify its business practices and services in ways that could be more costly to HMCA or in ways that decrease the revenues which HMCA receives from its clients.

HMCA believes that it and its clients are in compliance with applicable Federal, State and local laws. HMCA does not believe that such laws will have any material effect on its business.

EMPLOYEES

As of July 1, 2007, we employed 370 persons on a full-time and part-time basis. Of such employees, 41 were engaged in marketing and sales, 48 in research and development, 70 in production, 53 in customer support services, 158 in administration, including 65 on site at facilities and offices managed by HMCA and 49 performing billing, collection and transcription services for those facilities.

ITEM 1A. RISK FACTORS

An investment in Fonar is highly speculative and subject to a high degree of risk. Therefore, you should carefully consider the risks discussed below and other information contained in this annual report before deciding to invest in shares of our common stock.

1. In the past we have experienced significant losses and may in the future incur losses.

For the fiscal years ended June 30, 2007 and June 30, 2006, we experienced net losses of $25.5 million and $30.0 million respectively and losses from operations of $25.5 million and $29.7 million, respectively.

As of June 30, 2007, our consolidated balance sheet reflected $1.5 million in cash and cash equivalents and $2.0 million in marketable securities out of total current assets of $23.0 million as compared to $4.6 million in cash and cash equivalents and $4.9 million in marketable securities out of total current assets of $38.9 million as of June 30, 2006, reflecting a decrease in cash, cash equivalents and marketable securities. As of June 30, 2007, we had a working capital deficit of $7.6 million as compared to a working capital surplus of $14.2 million as of June 30, 2006. We believe that we will be able to reduce our operating loss and generate operating income by continuing the marketing of our new MRI scanners, particularly our Upright(TM) MRI scanners.

2. Fonar is dependant on the success of its new products to become profitable.

Our ability to generate future operating profits will depend on our ability to market and sell our MRI products. The Upright(TM) MRI and Fonar 360 MRI scanners have been introduced into the market. Although we are optimistic that these scanners' features will make them competitive, and we perceive that the Upright(TM) MRI is successfully penetrating the market, notwithstanding lower sales in fiscal 2007 and 2006, there can be no assurance as to the degree, timing or continuation of market acceptance of these products. The product we are promoting most vigorously is the Upright(TM) MRI. We believe the Upright(TM) MRI is the most promising because it enables scans to be performed on patients in weight bearing positions, such as sitting, standing or lying at an intermediate angle or in any of the conventional recumbent positions. We sold on Fonar 360 MRI scanner in fiscal 2005.

3. We must compete in a highly competitive market against competitors with greater financial resources than we have.

The medical equipment industry is highly competitive and characterized by rapidly changing technology and extensive research and development. The market demand for a continuing supply of new and improved products requires that we be engaged continuously in research and development. New products also require continuous retooling or at least modifications to our manufacturing facilities, and our sales and marketing force must continuously adjust to new products and product features. This is highly expensive and companies with substantially greater financial resources than we have engage in the marketing of magnetic resonance imaging scanners which compete with the Company's scanners. Competitors include large, multinational companies or their affiliates such as General Electric Company, Siemens A.G., Philips N.V., Toshiba Corporation and Hitachi Corporation. There can be no assurance that Fonar's products will be able to successfully compete with products of its competitors.

4. HMCA's profitability depends on its ability to successfully perform billing and collection services for its clients.

HMCA performs billing and collection services for the facilities it manages. The viability of HMCA's clients and their ability to remit management fees to HMCA depends on HMCA's ability to collect the clients' receivables. Collectibility of these receivables can be adversely affected by the longer payment cycles and rigorous informational requirements of some insurance companies or other third party payors. Proper authorizations, referrals and confirmation of coverage for patients, as well as issues of medical necessity, need to be addressed prior to the rendering of service to assure prompt payment of claims. HMCA believes it is properly addressing billing and collection requirements and issues for its clients and that its collection rates are good. Nevertheless, the regulations and requirements applicable to medical billing and collections could change in the future and result in reduced or delayed collections.

5. The profitability of HMCA could be adversely affected if medical insurance reimbursement rates change.

All HMCA's revenue is now generated from providers of MRI services. Consequently, HMCA would be indirectly affected by changes in medical insurance reimbursement policies, referral patterns, no-fault and workers compensation reimbursement levels and other factors affecting the profitability of an MRI facility. There are currently 12 MRI facilities served by HMCA located in New York, Florida and Georgia. Approximately 33.1% of HMCA's clients' revenues in fiscal 2007, 43% of HMCA's clients' revenues in fiscal 2006 and 59.3% in fiscal 2005 were generated from no-fault claims. Approximately 4.8% of HMCA's clients' revenues were from workers' compensation claims in fiscal 2007 as compared to 4.1% in fiscal 2006 and 6.2% in fiscal 2005. In addition, in fiscal 2007, approximately 20.1% of the revenues of HMCA's clients were attributable to Medicare and 1.6% were attributable to Medicaid. In fiscal 2006, approximately 18.2% of the revenues of HMCA's clients were attributable to Medicare and 1.1% were attributable to Medicaid. In fiscal 2005, approximately 9.9% of the revenues of HMCA's clients were attributable to Medicare and 0.5% were attributable to Medicaid. The Deficit Reduction Act has had a negative but not material effect on the Medicare receipts of HMCA's clients. Future changes in the reimbursement levels for MRI, workers compensation, no fault reimbursement or Medicare, or changes in utilization policies for MRI also could adversely affect the ability of HMCA's clients to pay HMCA's fees. In addition, HMCA depends on the ability of its clients to attract and retain physicians and other professional staff.

6. Professional liability claims against HMCA or its clients may exceed insurance coverage levels.

Although HMCA does not provide medical services, it is possible that a patient suing one of HMCA's MRI facilities would also sue HMCA. All of HMCA's 12 currently managed MRI facilities carry professional liability insurance. In addition, physicians working for HMCA's clients, are required to maintain professional liability insurance in the minimum amount of $1,000,000/$3,000,000. Such insurance would not cover HMCA, which is not insured, and claims in excess of insurance coverage might also have to be satisfied by HMCA if it were named as a defendant.

7. We are dependent upon the services of Dr. Damadian.

Our success is greatly dependent upon the continued participation of Dr. Raymond
V. Damadian, Fonar's founder, Chairman of the Board and President. Dr. Damadian has acted as our CEO since 1978 and will continue to do so for the foreseeable future. In addition to providing general supervision and direction, he provides active direction, supervision and management of our sales, marketing and research and development efforts. Loss of the services of Dr. Damadian would have a material adverse effect on our business. We do not have an employment or noncompetition agreement with Dr. Damadian. We do not currently carry "key man" life insurance on Dr. Damadian.

8. Dr. Raymond V. Damadian has voting control of Fonar; the management cannot be changed or the Company sold without his agreement.

Dr. Raymond V. Damadian, the President, Chairman of the Board and principal stockholder of Fonar is and will continue to be in control of Fonar and in a position to elect all of the directors of Fonar. As of September 14, 2007, there were outstanding 4,894,207 shares of common stock, having one vote per share, 158 shares of Class B common stock, having ten votes per share and 382,513 shares of Class C common stock, having 25 votes per share. Of these totals Dr. Damadian owns 120,302 shares of common stock and 382,447 shares of Class C common stock, giving him approximately 67% of the voting power of Fonar's voting stock. This means that the holders of the common stock other than Dr. Damadian will not be able to control decisions concerning any merger or sale of Fonar, the election of directors or the determination of business and management policy.

ITEM 1B. UNRESOLVED STAFF COMMENTS.  None

ITEM 2. PROPERTIES

Fonar leases approximately 135,240 square feet of office and plant space at its principal offices in Melville, New York and at two other locations in Melville and Farmingdale, New York at a current aggregate annual rental rate of $1,125,158, excluding utilities, taxes and other related expenses. The term of one of the leases includes options to renew up through 2008 and the terms of the other leases extend to 2013. Management believes that these premises are adequate for its current needs. HMCA leases approximately 16,850 square feet for its headquarters in Melville, New York at a current annual rental rate of $467,356. The term of the lease extends through September, 2009. In addition, HMCA maintains leased office premises for its clients having an aggregate annual rental rate of approximately $744,000 under leases having various terms.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation pending, or to its knowledge, threatened against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 16, 2007, we held our annual meeting of stockholders. The matters before the meeting were 1. the election of directors, 2. to consider and act upon a proposal to grant the Board of Directors the authority to amend our certificate of incorporation to effect a reverse stock split of our issued and outstanding Common Stock, Class B Common Stock, Class C Common Stock and Class A Nonvoting Preferred Stock at a specific ratio to be determined by our Board of Directors within a range of one for ten and one for twenty-five, 3. to consider and act upon a proposal to grant the Board of Directors the authority to amend our certificate of incorporation to effect a reverse stock split of our authorized number of shares of Common Stock, Class B Common Stock, Class C Common Stock, Preferred Stock and Class A Nonvoting Preferred Stock at a specific ratio to be determined by our Board of Directors within a range of one for three and one for ten, 4. to ratify the selection of Marcum & Kliegman LLP as the Company's auditors for the fiscal year ended June 30, 2007, 5. to consider and act upon a stockholder proposal to limit certain management compensation, and 6. to transact such other business as may properly come before the meeting.

Following the meeting, effective April 16, 2007 we effected a reverse split of 1:25 for the issued and outstanding shares of all classes of our stock outstanding, and reduced the number of authorized shares of each class at the ratio of 1:5.

The table below lists the votes cast for, against or withheld, as well as abstentions and broker non-votes.

(1) Election of Directors:

                                  FOR                  WITHHELD
                               ----------              ---------
Raymond V. Damadian            337,203,493             9,170,994
Claudette J.V. Chan            338,765,981             7,608,506
Robert J. Janoff               339,918,359             6,456,128
Charles N. O'Data              340,619,481             5,755,007
Robert Djerejian               340,609,356             5,765,131


(2) To grant the Board of Directors the authority to amend our certificate of incorporation to effect a reverse stock split of our issued and outstanding Common Stock, Class B Common Stock, Class C Common Stock and Class A Preferred Stock

    FOR            AGAINST         ABSTAIN         BROKER NON-VOTES
-----------       ---------       ----------       ----------------
252,564,221       7,501,483       39,498,471          86,269,284


(3) To grant the Board of Directors the authority to amend our certificate of incorporation to effect a reverse stock split of our authorized number of shares of Common Stock, Class B Common Stock, Class C Common Stock and Class A Non-voting Preferred Stock
    FOR             AGAINST          ABSTAIN         BROKER NON-VOTES
-----------       -----------       ----------       ----------------
253,091,115         6,973,109       40,979,203          86,269,284

(4) Ratification of Auditors Marcum & Kliegman LLP
    FOR             AGAINST          ABSTAIN         BROKER NON-VOTES
-----------       -----------       ----------       ------------------
342,809,546         2,898,567       66,374,437              0

(5) To limit certain management compensation
    FOR             AGAINST          ABSTAIN         BROKER NON-VOTES
-----------       -----------       ----------       ----------------
 10,033,145       249,320,533          751,525          86,269,284

(6) To transact such other business as may properly come before the meeting
    FOR             AGAINST          ABSTAIN         BROKER NON-VOTES
-----------       -----------       ----------       ----------------
333,610,996        10,964,067        1,799,424              0

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded in the Nasdaq SmallCap market under the National Association of Securities Dealers Automated Quotation System, also referred to as "NASDAQ", symbol FONR. The following table sets forth the high and low trades reported in NASDAQ System for the periods shown. The per share high and low bids have been adjusted to take effect of the reverse stock split effective April 16, 2007 for periods prior to that time.

Fiscal Quarter                        High       Low
---------------------                 -----      -----
January  -  March         2005        44.50      29.75
April    -  June          2005        35.50      28.50
July     -  September     2005        32.25      25.25
October  -  December      2005        28.00      16.75
January  -  March         2006        21.25      14.25
April    -  June          2006        20.00       6.50
July     -  September     2006        15.50       8.25
October  -  December      2006        12.50       9.50
January  -  March         2007         8.75       5.00
April    -  June          2007         7.50       4.01
July     -  September 21  2007        10.00       4.20

On August 30, 2007, we had approximately 4,470 stockholders of record of our Common Stock, 12 stockholders of record of our Class B Common Stock, 4 stockholders of record of our Class C Common Stock and 3,882 stockholders of record of our Class A Non-voting Preferred Stock.

At the present time, the only class of our securities for which there is a market is the Common Stock.

During fiscal 2006 we received notices from NASDAQ that our common stock would be delisted unless the market price recovered and increased for at least ten consecutive trading days to $1.00 per share. Originally the date by which this was required to occur was June 20, 2006, but since Fonar was then in compliance with NASDAQ's other continuing listing requirements, an extension of six months to December 20, 2006 was granted.

Since the market price of Fonar's Common Stock did not recover by said time, Fonar proposed to implement a reverse split of its Common Stock. A hearing was held in February 2007 which resulted in the NASDAQ Hearing Panel's approval of Fonar's plan, which was then presented to Fonar's stockholders at its Annual Meeting. Since the reverse split of all classes of Fonar's stock was effective, Fonar's Common Stock has regained compliance with NASDAQ's minimum price bid requirement. Fonar's Common Stock is the only class of its securities which is listed on NASDAQ.

We paid cash dividends in fiscal 1998 and the first three quarters of fiscal 1999 on monies we received from the enforcement of our patents. Except for these dividends, we have not paid any cash dividends. Except for these dividends, we expect that we will retain earnings to finance the development and expansion of our business.

Item 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data has been extracted from our consolidated financial statements for the five years ended June 30, 2007. This consolidated selected financial data should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this form.

              As of and For the Periods Ended June 30,
                     2007           2006           2005           2004           2003
                 -------------  -------------  -------------  -------------  -------------

STATEMENT OF
OPERATIONS

Revenues          $33,212,000    $33,076,000   $104,899,000    $71,609,000    $52,892,000

Cost of
revenues          $26,660,000    $26,950,000   $ 67,331,000    $44,945,000    $32,894,000

Research
and Development
Expenses          $ 5,692,000     $6,868,000     $6,007,000     $5,491,000     $5,164,000

Net (Loss) Income
from continuing
operations       $(25,453,000)  $(29,963,000)    $1,014,000    ($9,494,000)  ($15,201,000)

Net Gain
(Loss) from
discontinued
operations        $       ---    $       ---    $       ---    $       ---    $   194,000

Basic and Diluted
Net Income (Loss)
per common share-
continuing
operations            $ (5.29)       $ (6.78)       $   .23        $ (2.61)       $ (5.01)

Basic and Diluted
Net Gain
(Loss) per common
share-discontinued
operations        $       ---    $       ---    $       ---    $       ---    $       ---

Basic
Weighted
average number
of shares
outstanding         4,830,652      4,416,125      4,063,680      3,641,118      3,032,679

Diluted Weighted
average number
of shares
outstanding         4,830,652      4,416,125      4,220,228      3,641,118      3,032,679


BALANCE SHEET DATA

Working
capital (1)       $(7,566,000)   $14,237,000    $36,224,000    $22,593,000    $13,517,000

Total
Assets            $41,210,000    $57,230,000    $76,094,000    $77,201,000    $58,749,000

Long-
term debt
and obligations
under capital
leases (1)        $ 1,213,000    $ 1,406,000    $ 1,392,000    $ 6,702,000    $ 1,930,000

Stock
holder's
equity            $8,898,000     $30,419,000    $51,869,000    $43,154,000    $32,379,000

(1) Amounts as of and for the year ended June 30, 2003 have been adjusted for the reclassification of discontinued operations.

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

Fonar's principal MRI products are its Stand-Up(TM)/Upright(TM) MRI and Fonar 360(TM) MRI scanners. The Stand-Up(TM) MRI allows patients to be scanned for the first time under weight-bearing conditions. The Company has been aggressively seeking new sales. The Stand-Up(TM) MRI is the only MRI capable of producing images in the weight bearing state.

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

For the fiscal years ended June 30, 2007, June 30, 2006, 100% and 95.2%, respectively, of HMCA's revenues were derived from contracts with facilities and practices owned by Dr. Raymond V. Damadian, the President of Fonar and HMCA and principal stockholder of Fonar. The agreements with the MRI facilities are for one-year terms which renew automatically on an annual basis, unless terminated. The fees are based on the number of procedures performed and currently range from $275 to $500 per MRI scan. The fees are reviewed and if appropriate, adjusted on an annual basis by mutual agreement. Commencing with fiscal 2008, the MRI facilities will be charged a flat fee, pursuant to new contracts executed in connection with the sale of the MRI facilities by Dr. Raymond Damadian to Dr. Robert Diamond at the end of fiscal 2007.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2007, we recorded a valuation allowance which reduced our deferred tax assets to equal our deferred tax liability.

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

RESULTS OF OPERATIONS. FISCAL 2007 COMPARED TO FISCAL 2006

In fiscal 2007, we experienced a net loss of $25.5 million on revenues of $33.2 million, as compared to a net loss of $30.0 million on revenues of $33.1 million for fiscal 2006. This represents an increase in revenues of 0.4%. This was due mostly to increased unrelated party sales and service revenues, which increased by 36.1% and 19.8% respectively. Related party product sales and management fees decreased by 94.9% and 10.7% respectively. In addition, total cost and expenses decreased by 6.6%. We have been reluctant to make drastic cuts to date because we anticipate that our sales results will improve and we will need to have maintained our current capacity. Our consolidated operating results improved by $4.2 million to an operating loss of $25.5 million for fiscal 2007 as compared to an operating loss of $29.7 million for fiscal 2006.

Discussion of Operating Results of Medical Equipment Segment
Fiscal 2007 Compared to Fiscal 2006
------------------------------------------------------------

Revenues attributable to our medical equipment segment increased by 7.9% to $21.3 million in fiscal 2007 from $19.7 million in fiscal 2006, reflecting an increase in product sales revenues of 1.0%, from $11.1 million in fiscal 2006 to $11.3 million in fiscal 2007, and an increase in service revenue of 16.9%, from $8.6 million in fiscal 2006 to $10.0 million in fiscal 2007. This increase in revenues was attributable to an increase in sales of our Upright(TM) MRI to unrelated parties and increased service revenues. Notwithstanding the decrease in related party sales. We attribute the lower sales volumes in fiscal 2006 and 2007 primarily to a concern on the part of potential customers about MRI scan reimbursements from medical insurance, no-fault insurance, worker's compensation and Federal and State programs, most significantly Medicare and Medicaid. Even in our own management of MRI facilities by HMCA, we have noticed an increasing resistance to paying claims by insurers. Also of concern is the Deficit Reduction Act which is reducing Medicare funding available for MRI imaging.

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

Product sales to unrelated parties increased by 36.1% in fiscal 2007 from $8.2 million in fiscal 2006 to $11.1 million in fiscal 2007. Product sales to related parties decreased by 94.9% in fiscal 2007 from $3.0 million in fiscal 2006 to $152,000 in fiscal 2007.

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

The operating results for the medical equipment segment improved by $2.5 million from a loss of $24.7 million in fiscal 2006 to a loss of $22.2 million in fiscal 2007. This improvement is attributable most significantly to an increase in service revenue and to an increase in our scanner sales.

We recognized revenues of $11.0 million from the sale of our Upright(TM) MRI scanners in fiscal 2007. In fiscal 2006, we recognized revenues of $10.5 million from the sale of Upright(TM) MRI scanners and $383,589 from the balance due on the sale of our first Fonar 360(TM) MRI scanner in fiscal 2005.

Sales of MRI scanners to related parties, consisting of professional corporations and other entities in which Dr. Damadian or members of his family have an interest, represented approximately 0.5%, or $152,000, of our revenues in fiscal 2007, as compared to 9.0%, or $3.0 million, of our revenues in fiscal 2006. We believe concerns about payor reimbursements adversely affected these sales as well as sales to unrelated parties.

We had no license and royalty revenue in fiscal 2007 or in fiscal 2006.

Research and development expenses, net of capitalized costs, decreased by 17.1% to $5.7 million in fiscal 2007 as compared to $6.9 million in fiscal 2006. Our expenses for fiscal 2007 represented continued research and development of Fonar's scanners, Fonar's new hardware and software product, Sympulse(TM) and new surface coils to be used with the Stand-Up(TM) MRI scanner.

Discussion of Operating Results of Physician and Diagnostic Services Management Segment.
Fiscal 2007 Compared to Fiscal 2006
--------------------------------------------------------------------------------

Revenues attributable to the Company's physician and diagnostic services management segment, HMCA, decreased by 10.7% to $11.9 million in fiscal 2007 from $13.4 million in fiscal 2006. The decrease in revenues reflected decreases resulting from sale of HMCA's physical therapy and rehabilitation facility management business and delayed collections. HMCA manages only MRI facilities. Presently, ten of the 12 MRI facilities managed by HMCA have Upright(TM) MRI scanners and additional upgrades are planned.

Cost of revenues as a percentage of the related revenues for our physician and diagnostic services management segment increased from $9.4 million or 70.4% of related revenues for the year ended June 30, 2006 to $9.0 million, or 75.2% of related revenue for the year ended June 30, 2007. This resulted from our inability to benefit from reduced costs per scanner that would have resulted if there had been a higher volume of sales in fiscal 2007.

Operating results of this segment declined from an operating loss of $5.0 million in fiscal 2006 to operating loss of $3.2 million in fiscal 2007. We attribute the decline to HMCA's sale of its physical therapy and rehabilitation facility management business.

Discussion of Certain Consolidated Results of Operations
Fiscal 2007 Compared to Fiscal 2006
--------------------------------------------------------

Interest income and interest expense remained fairly constant in 2007 compared to 2006. We recognized interest income of $819,637 in 2007 as compared to $809,691 in fiscal 2006, representing an increase of 1.2%.

Interest expense of $279,912 was recognized in fiscal 2007, as compared to $281,903 in fiscal 2006, representing a decrease of 0.7%.

Notwithstanding that revenue increased by .4%, selling, general and administrative expenses, exclusive of compensatory element of stock issuances, increased by .9% to $24.2 million in fiscal 2007 from $24.0 million in fiscal 2006.

The decrease in compensatory element of stock issuances from approximately $1.9 million in fiscal 2006 to $121,000 in fiscal 2007 reflected the highly reduced use of Fonar's stock bonus plans to pay certain highly compensated employees and others in stock rather than in cash.

The higher provision for bad debt of $2.0 million in fiscal 2007 as compared to $1.5 million in fiscal 2006, reflected an increase in reserves of certain indebtedness by our physician and diagnostic services management segment.

We are enthusiastic about the future of our Upright(TM) MRI and Fonar 360(TM) scanners which bring a new plateau of openness to diagnostic MRI and are expected to bring a new frontier in performing MRI guided intervention. We believe our new products have begun to successfully penetrate the market, as reflected in the dramatic increase in product sales from approximately $6.1 million in fiscal 2001 to $11.6 million in fiscal 2002, to $24.9 million in fiscal 2003, to $43.0 million in fiscal 2004 and to $73.1 million in fiscal 2005, notwithstanding lower revenues of 11.1 million in fiscal 2006 and $11.3 million in fiscal 2007. In addition to our success with our Upright(TM) MRI, we received an order for our first Fonar 360(TM) in the first quarter of fiscal 2005.

Service and repair fees also have steadily increased, as reflected by the increase in service and repair fees from $2.2 million in fiscal 2002 to $2.5 million in fiscal 2003 to $3.2 million in fiscal 2004 to $5.8 million in fiscal 2005 to $8.6 million in fiscal 2006 and to $10.0 million in fiscal 2007.

Continuing our tradition as the originator of MRI, we remain committed to maintaining our position as a leading innovator of the industry through aggressive investing in research and development. In fiscal 2007 we continued our investment in the development of our new MRI scanners, together with software and upgrades, with an investment of $6,328,265 in research and development, $636,167 of which was capitalized, as compared to $7,581,898, $714,253 of which was capitalized, in fiscal 2006. The research and development expenditures were approximately 29.8% of revenues attributable to our medical equipment segment, and 19.1% of total revenues, in 2007 and 38.5% of medical equipment segment revenues, and 22.9% of total revenues in fiscal 2006. This represented a 17.1% decrease in research and development expenditures in fiscal 2007 as compared to fiscal 2006.

In summary, Fonar's trend of steadily increasing MRI scanner sales, most dramatically the increase in Upright(TM) MRI scanner sales revenues from fiscal 2001 through fiscal 2005, experienced a setback in fiscal 2006 and 2007. We anticipate that scanner sales revenues will improve due to the unique capability of the Upright(TM) MRI scanner to scan patients in weight-bearing positions and future sales of the Fonar 360(TM) for image guided interventional procedures and treatments. Service revenues have increased over the past five fiscal years.

The physician and diagnostic services management segment, HMCA, revenues decreased, from $23.6 million in fiscal 2005 to $13.4 in fiscal 2006 and then to $11.9 million in fiscal 2007. This is primarily attributable to the sale of HMCA's physical therapy and rehabilitation facility management business, which had generated revenues of $9.7 million in fiscal 2005.

We have been taking steps to improve HMCA revenues by closing unprofitable facilities and continuing our program of replacing the MRI scanners at the MRI facilities we manage with Upright(TM) MRI scanners and opening new facilities equipped with Upright(TM) MRI scanners.

Marketing expenditures are likely to increase, as the Company continues its efforts to promote sales.

In the beginning of fiscal 2006, in July of 2005, HMCA sold the portion of its business engaged in the management of physical therapy and rehabilitation facilities to Health Plus Management Services, L.L.C. for a purchase price of $6.6 million, payable pursuant to a promissory note payable in 120 monthly installments.

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

HMCA had recognized revenue from the management of physical therapy and rehabilitation facilities of approximately $9.7 million during both fiscal 2005 and 2004, but only $648,000 in fiscal 2006 due to the sale of this portion of HMCA's business in July, 2005. In 2007, HMCA received no revenue from the physical therapy and rehabilitation business. HMCA recognized a diminimus loss during the quarter ended September 30, 2005. In addition, HMCA recorded a one time charge to earnings during the quarter ended September 30, 2005 of $1.6 million related to the termination of the employment contracts of the two principal individuals involved in the management of the physical therapy and rehabilitation facilities.

RESULTS OF OPERATIONS. FISCAL 2006 COMPARED TO FISCAL 2005

In fiscal 2006, we experienced net loss of $30.0 million on revenues of $33.1 million, as compared to income of $1.0 million on revenues of $104.9 million for fiscal 2005. This represented a decrease in revenues of 68.5%. This was due mostly to decreased product sales and management fees. In addition, notwithstanding decreased revenues, total cost and expenses decreased by only 39.2%. We were reluctant to make drastic cuts because we anticipated that our sales results would improve and we wanted to maintain our manufacturing capacity. Our consolidated operating results decreased by $31.4 million to an operating loss of $29.7 million for fiscal 2006 as compared to an operating income of $1.7 million for fiscal 2005.

Discussion of Operating Results of Medical Equipment Segment
Fiscal 2006 Compared to Fiscal 2005
------------------------------------------------------------

Revenues attributable to our medical equipment segment decreased by 75.7% to $19.7 million in fiscal 2006 from $81.3 million in fiscal 2005, reflecting a decrease in product sales revenues of 84.8%, from $73.1 million in fiscal 2005 to $11.1 million in fiscal 2006 offset by an increase in service revenue of 47.7%, from $5.8 million in fiscal 2005 to $8.6 million in fiscal 2006. This decline in revenues was attributable to a reduction in sales of our Upright(TM) MRI. The increase in service revenue was a result primarily of our increased scanner base, as scanners sold in previous years became service customers after the warranty period expired.

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

We recognized revenues of $10.5 million from the sale of our Upright(TM) MRI scanners and the balance of $383,589 from the sale of our first Fonar 360(TM) MRI scanner in fiscal 2006. In fiscal 2005, we recognized revenues of $71.7 million from the sale of Upright(TM) MRI scanners and $764,031 from the sale of our first Fonar 360(TM) MRI Scanner.

Sales of MRI scanners to related parties, consisting of professional corporations and other entities in which Dr. Damadian or members of his family have an interest represented approximately 9.0%, or $3.0 million, of our revenues in fiscal 2006, as compared to 5.9%, or $6.2 million, of our revenues in fiscal 2005.

License and royalty revenue declined to $0.0 in fiscal 2006 from approximately $2.3 million in fiscal 2005.

Research and development expenses, net of capitalized costs, increased by 14.3% to $6.9 million in fiscal 2006 as compared to $6.0 million in fiscal 2005. Our expenses for fiscal 2006 represented continued research and development of Fonar's scanners, Fonar's new hardware and software product, Sympulse(TM) and new surface coils to be used with the Upright(TM) MRI scanner.

Discussion of Operating Results of Physician and Diagnostic Services Management Segment.
Fiscal 2006 Compared to Fiscal 2005
--------------------------------------------------------------------------------

Revenues attributable to the Company's physician and diagnostic services management segment, HMCA, decreased by 43.4% to $13.4 million in fiscal 2006 from $23.6 million in fiscal 2005.

Cost of revenues as a percentage of the related revenues for our physician and diagnostic services management segment decreased from $14.5 million or 61.3% of related revenues for the year ended June 30, 2005 to $9.4 million, or 70.4% of related revenue for the year ended June 30, 2006.

Operating results of this segment declined from operating income of $912,000 in fiscal 2005 to an operating loss of $5.0 million in fiscal 2006. We attribute the decline to HMCA's sale of its physical therapy and rehabilitation facility management business.

Discussion of Certain Consolidated Results of Operations
Fiscal 2006 Compared to Fiscal 2005
--------------------------------------------------------

We recognized interest income of $809,691 in 2006 as compared to $546,648 in fiscal 2005, representing an increase of 48.1%. The increase was attributable primarily to an increase in interest rates on our investments in marketable securities.

Interest expense of $281,903 was recognized in fiscal 2006 increasing from $232,227 in fiscal 2005 and representing a decrease of 21.4%. The increase was attributable primarily to new capital lease obligations.

Notwithstanding that revenue decreased by 68.5%, selling, general and administrative expenses, exclusive of compensatory element of stock issuances, decreased by only 7.9% to $24.0 million in fiscal 2006 from $26.0 million in fiscal 2005. Essentially we declined not to cut payroll and other overhead expenditures since we anticipate that sales will improve and we will be in a better position if we maintain our capacity.

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

Service and repair fees also increased, as reflected by the increase in service and repair fees from $2.0 million in fiscal 2001 to $2.2 million in fiscal 2002 to $2.5 million in fiscal 2003 to $3.2 million in fiscal 2004 to $5.8 million in fiscal 2005 and $8.6 million in fiscal 2006.

In fiscal 2006 we continued our investment in the development of our MRI scanners, together with software and upgrades, with an investment of $7,581,898 in research and development, $714,253 of which was capitalized, as compared to $6,752,755, $745,994 of which was capitalized, in fiscal 2005. The research and development expenditures were approximately 38.5% of revenues attributable to our medical equipment segment, and 22.9% of total revenues, in 2006 and 8.3% of medical equipment segment revenues, and 6.4% of total revenues in fiscal 2005. This represented a 12.3% increase in research and development expenditures in fiscal 2006 as compared to fiscal 2005 and our significantly higher total revenues and medical equipment revenues which resulted from our greater emphasis on marketing and selling.

The physician and diagnostic services management segment, HMCA, revenues decreased from $23.6 million in fiscal 2005 to $13.4 million in fiscal 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities decreased by 63.7% from $9.5 million at June 30, 2006 to $3.4 million at June 30, 2007.

Marketable securities approximated $2.0 million as of June 30, 2007, as compared to $4.9 million as of June 30, 2006. At June 30, 2007, we decreased our investments in U.S. Government obligations from approximately $2.4 million at June 30, 2006 to approximately $539,000, decreased our investments in corporate and government agency bonds from approximately $1.8 million at June 30, 2006 to approximately $1.3 million and decreased our investments in certificates of deposits, notes and equivalents from $575,000 at June 30, 2006 to $96,000.

Cash used in operating activities for fiscal 2007 approximated $3.9 million. Cash used in operating activities was attributable substantially to the net loss of 25.5 million and an increase in customer advances of $4.6 million and an increase in other current liabilities of $1.9 million, offset by a decrease in costs and estimated earnings in excess of billings of $3.0 million and a decrease in inventories of $2.6 million.

Cash provided by investing activities for fiscal 2007 approximated $1.5 million. The principal uses of cash from investing activities were purchases of property and equipment of $433,000, costs of capitalized software development of $636,000 and costs of patents and copyrights of $515,000. The principal source of cash provided by investing activities was the sale of approximately $3.1 million in marketable securities.

Cash used in financing activities for fiscal 2007 approximated $665,000. The principal sources of cash in financing activities were proceeds from the exercise of stock options and warrants of $50,000 and proceeds of $373,000 from sale of stock, offset by the repayment of borrowings and capital lease obligations of $192,000 and distributions to holders of minority interests of $1.1 million.

Total liabilities increased by 21.7% during fiscal 2007, from approximately $26.1 million at June 30, 2006 to approximately $31.8 million at June 30, 2007. The increase in total liabilities reflected principally an increase in billings in excess of costs and estimated earnings on uncompleted contracts of 16.8% from $3.0 million at June 30, 2006 to $3.5 million at June 30, 2007 and a increase in customer advances of 83.7% from $5.5 million at June 30, 2006 to $10.0 million at June 30, 2007, resulting from our increased backlog.

Our obligations and the periods in which they are scheduled to become due are set forth in the following table:

                                Due in
                                Less        Due         Due            Due
                                than 1     in 1-3      in 4-5        after 5
Obligation            Total     Year       years       years          years
--------------   ----------   ----------   ----------   ----------   ----------
Long-term debt   $  545,237   $     -      $     -      $     -      $  545,237

Capital lease
Obligation       $  667,965   $  257,639   $  369,605   $   40,721   $     -

Operating
  leases         $6,613,337   $2,336,428   $2,484,909   $  679,573   $1,112,427
--------------   ----------   ----------   ----------   ----------   ----------
Total cash
Obligations      $7,826,539   $2,594,067   $2,854,514   $  720,294   $1,657,664
                 ==========   ==========   ==========   ==========   ==========

As at June 30, 2007, our obligations included approximately $3.0 million in various state sales taxes.

Our principal source of liquidity has been derived from revenues, as well as cash provided by previous debt and equity financing. Management is expecting this to continue. At June 30, 2007, however, we had a working capital deficit of approximately $7.6 million as compared to a working capital surplus of $14.2 million at June 30, 2006. For the year ended June 30, 2007, we incurred a net loss of $25.5 million, which included non-cash charges of approximately $6.7 million.

In addition, in July 2007, we sold our 50% interest in a consolidated subsidiary and our 20% interest in a non-consolidated subsidiary, and received proceeds of approximately $4.8 million. Management believes we presently have sufficient resources available to fund the business as presently conducted through fiscal 2008.

Although sales levels remained weak in fiscal 2007, we are continuing to focus our efforts on increased advertising and marketing campaigns, and distribution programs to strengthen the demand for our products.

Our business plan includes an aggressive program for manufacturing and selling our open MRI scanners. In addition, we are enhancing our revenue by participating in the physician and diagnostic services management business through our subsidiary, HMCA and are upgrading the facilities which it manages, most significantly by the replacement of existing MRI scanners with new Upright(TM) MRI scanners. Presently, of the 12 MRI facilities managed by HMCA, 10 are equipped with Upright(TM) MRI scanners.

Our business plan also calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from our installed base of scanners were $8.6 million for the year ended June 30, 2006 and $10.0 million for the year ended June 30, 2007.

Management anticipates that Fonar's capital resources will improve as Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales.

If we are unable to sufficiently increase sales, then we will experience a shortfall in cash and it will be necessary to reduce overhead expenses, possibly substantially, or seek other sources of funds through the issuance of debt or equity financing in order to maintain sufficient funds available to conduct operations as now conducted subsequent to fiscal 2008.

Capital expenditures for fiscal 2007 approximated $1.6 million and substantially consisted of leasehold improvement costs for new HMCA managed facilities and other equipment, in the amount of $433,000, capitalized software costs of $636,000, and capitalized patent costs of $515,000.

Fonar has not committed to making capital expenditures in the 2008 fiscal year other than its intention to continue research and development expenditures at current levels. We believe that the above mentioned financial resources, anticipated cash flows from operations and potential financing sources, will provide the cash flows needed to achieve the sales, service and production levels necessary to support our operations.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Fonar's investments in fixed rate instruments. None of the fixed rate instruments in which we invest extend beyond June 30, 2011. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by us at June 30, 2007.

INTEREST RATE SENSITIVITY
PRINCIPAL AMOUNT BY EXPECTED MATURITY
WEIGHTED AVERAGE INTEREST RATE

     Date      Investments in Fixed Rate       Weighted Average
               Instruments                     Interest Rate

     6/30/08    $        0                               0%
     6/30/09    $  599,250                            3.86%
     6/30/10    $1,298,812                            2.83%
     6/30/11    $  150,000                            4.37%

Total:          $2,048,062

Fair Value
at 6/30/07      $1,944,921

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

See Note 13 to the consolidated Financial Statements for information on long-term debt.

Item 8.

                             FINANCIAL STATEMENTS
                      FONAR CORPORATION AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                               Page No.
                                                               -------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS
  At June 30, 2007 and 2006

CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Three Years Ended June 30, 2007, 2006 and 2005

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  For the Three Years Ended June 30, 2007, 2006 and 2005

CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Three Years Ended June 30, 2007, 2006 and 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors and Stockholders
FONAR Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries (the "Company") as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FONAR Corporation and Subsidiaries at June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

During each of the three years in the period ended June 30, 2007, a significant portion of the Company's revenues was from related parties.

/s/Marcum & Kliegman LLP

New York, StateNew York
September 24, 2007

                       FONAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                June 30,
                                                      --------------------------
                                                          2007          2006
                                                      ------------  ------------





Current Assets:
  Cash and cash equivalents                            $ 1,469,821    $4,556,680
  Marketable securities                                  1,979,309     4,937,842
  Accounts receivable - net of allowances
    for doubtful accounts of $1,306,209 and
    $644,087 at June 30, 2007 and 2006,
    respectively                                         3,527,699     3,358,721
Accounts receivable - related parties
  - net of allowances for doubtful
  of $646,621 at June 30, 2007 and 2006                    444,541       498,875
  Medical receivables - net of allowances for
    doubtful accounts of $190,000 and $0 at
    June 30, 2007 and 2006, respectively                 2,781,014     6,053,007
  Management fee receivable - related medical
    practices - net of allowances for
    doubtful accounts of $4,203,486 and
    $3,053,486 at June 30, 2007 and 2006,
    respectively                                         6,449,465     7,322,739
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                        -         2,957,679
  Inventories                                            4,465,924     7,077,059
  Investment in sales-type lease                              -          279,028
  Current portion of advances and notes to
    related medical practices                              215,832        89,824
  Current portion of note receivable less
    discount for below market interest                     578,823       459,398
  Prepaid expenses and other current assets              1,103,349     1,280,648
                                                        ----------    ----------
      Total Current Assets                              23,015,777    38,871,500

Property and Equipment - Net                             5,159,085     6,667,420

Advances and Notes to Related Medical Practices -
  net of allowances for doubtful accounts of
  $364,791 at June 30, 2007 and 2006                       473,822       676,421

Notes Receivable less discount for below
market interest                                          5,527,845     5,718,670

Other Intangible Assets - Net                            5,345,445     4,929,483

Other Assets                                             1,688,201       366,050
                                                      ------------  ------------
      Total Assets                                     $41,210,175   $57,229,544
                                                      ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   LIABILITIES
                                   -----------
                                                                June 30,
                                                      --------------------------
                                                          2007          2006
                                                      ------------  ------------
Current Liabilities:
  Current portion of long-term debt and
  Capital leases                                      $    257,639    $  233,751
  Accounts payable                                       3,939,797     4,886,681
  Other current liabilities                              7,755,392     6,101,835
  Unearned revenue on service contracts                  4,606,867     4,238,543
  Unearned revenue on service contracts -
   Related parties                                         460,422       543,757
  Customer advances                                     10,039,072     5,463,891
  Customer advances - related party                         41,566        41,566
  Income taxes payable                                        -            8,088
  Billings in excess of costs and
    estimated earnings on uncompleted
    contracts                                            3,480,689     2,978,789
  Billings in excess of costs and
    estimated earnings on uncompleted
    contracts - related party                                 -          137,409
                                                      ------------    ----------
      Total Current Liabilities                         30,581,444    24,634,310
                                                      ------------    ----------
Long-Term Liabilities:
  Due to related medical practices                          92,663        92,663
  Long-term debt and capital leases, less
    current portion                                        955,563     1,171,943
  Other liabilities                                        150,539       214,971
                                                      ------------    ----------
      Total Long-Term Liabilities                        1,198,765     1,479,577
                                                      ------------    ----------
      Total Liabilities                                 31,780,209    26,113,887
                                                      ------------    ----------
Commitments, Contingencies and Other Matters

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                              STOCKHOLDERS' EQUITY
                              --------------------

                                                                June 30,
                                                     ---------------------------
                                                          2007          2006
                                                     ------------- -------------

Minority Interest                                      $  531,938   $   696,860
                                                     ------------- -------------
Stockholders' Equity:
  Class A non-voting preferred stock -
  $.0001 par value; authorized - 1,600,000
  and 8,000,000 shares at June 30, 2007 and
  2006 respectively; issued and outstanding -
  313,451 shares at June 30, 2007 and 2006                     31            31
Preferred stock - $.001 par value;
  authorized - 2,000,000 and 10,000,000 shares
  at June 30, 2007 and 2006 respectively;
  issued and outstanding - none                              -             -
Common stock - $.0001 par value; authorized -
  30,000,000 and 150,000,000 shares at
  June 30, 2007 and 2006 respectively;
  issued - 4,885,850 and 4,599,804 shares
  at June 30, 2007 and 2006, respectively;
  outstanding - 4,874,207 and 4,588,161
  shares at June 30, 2007 and 2006, respectively             487           459
Class B common stock (10 votes per share) -
  $.0001 par value; authorized - 800,000 and
  4,000,000 shares at June 30, 2007 and 2006
  respectively;  shares; issued and outstanding
  - 158 shares at June 30, 2007 and 2006                    -            -
Class C common stock (25 votes per share) -
  $.0001 par value; authorized - 2,000,000
  and 10,000,000 shares at June 30, 2007 and 2006
  respectively; issued and outstanding - 382,513
  shares at June 30, 2007 and 2006                             38            38
Paid-in capital in excess of par value                172,071,727   168,424,269
  Accumulated other comprehensive loss                   (103,604)     (246,080)
  Accumulated deficit                                (161,871,507) (136,332,640)
  Notes receivable from employee stockholders            (523,754)     (751,890)
  Treasury stock, at cost - 11,643 shares
    of common stock at June 30, 2007 and 2006            (675,390)     (675,390)
                                                     ------------- -------------
     Total Stockholders' Equity                         8,898,028    30,418,797
                                                     ------------- -------------
     Total Liabilities and Stockholders' Equity      $ 41,210,175  $ 57,229,544
                                                     ============= =============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             For the Years Ended June 30,
                                       -----------------------------------------
                                           2007          2006          2005
                                       ------------  ------------  ------------
  Revenues
  Product sales - net                  $ 11,103,374  $  8,161,158  $ 66,918,535
  Product sales - related parties - net     152,237     2,983,281     6,210,302
  Service and repair fees - net           9,081,043     7,581,674     5,017,478
  Service and repair fees - related
    parties - net                           933,335       981,942       780,634
  Management and other fees                  -            647,999       893,419
  Management and other fees - related
    medical practices - net              11,941,943    12,720,275    22,738,176
  License fees and royalties                    -            -        2,340,000
                                       ------------  ------------  ------------
      Total Revenues - Net               33,211,932    33,076,329   104,898,544
                                       ------------  ------------  ------------
Costs and Expenses
  Costs related to product sales         12,267,225     9,132,140    43,686,340
  Costs related to product sales
    - related parties                       155,618     2,820,472     3,801,424
  Costs related to service and repair
    fees                                  4,767,790     4,948,870     4,634,486
  Costs related to service and repair
    Fees - related parties                  490,026       640,954       721,047
  Costs related to management and other
    fees                                      -           527,392       547,717
  Costs related to management and other
    fees - related medical practices      8,979,821     8,879,688    13,939,841
  Research and development                5,692,098     6,867,645     6,006,761
  Selling, general and administrative,
    inclusive of compensatory element
    of stock issuances of $120,818,
    $1,895,462, and $3,073,134 for the
    years ended June 30, 2007, 2006
    and 2005, respectively               24,309,803    25,873,719    29,099,756
  Provision for bad debts                 2,002,122     1,472,635       164,293
  Termination costs paid with common
    stock                                      -        1,600,000          -
  Amortization of management agreements        -           37,300       633,577
                                       ------------  ------------  ------------
      Total Costs and Expenses           58,664,503    62,800,815   103,235,242
                                       ------------  ------------  ------------
      (Loss) Income from Operations     (25,452,571)  (29,724,486)    1,663,302

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             For the Years Ended June 30,
                                       ----------------------------------------
                                           2007          2006          2005
                                       ------------  ------------  ------------
Other Income and (Expenses):
  Interest expense                         (279,912)     (281,903)     (232,277)
  Investment income                         777,628       796,517       522,870
  Interest income - related parties          42,009        13,174        23,778
  Other income - net                        289,929       327,000       152,178
  Minority interests in income of
    partnerships                          ( 915,950)   (1,039,625)   (1,051,401)
                                       ------------  ------------  ------------
      (Loss) Income Before Provision
      For Income Taxes                  (25,538,867)  (29,909,323)    1,078,450

Provision for Income Taxes                    -            54,034        64,041
                                       ------------  ------------  ------------
       Net (Loss) Income               $(25,538,867) $(29,963,357) $  1,014,409
                                       ============  ============  ============

Net (Loss)Income Available to Common
  Stockholders                         $(25,538,867) $(29,963,357) $    943,768
                                       ============  ============  ============

Basic Net (Loss) Earnings
  Per Common Share                           $(5.29)       $(6.78)       $ 0.23
                                             ======        ======        ======

Diluted Earnings (Loss)
  Per Common Share                           $(5.29)       $(6.78)       $ 0.22
                                             ======        ======        ======
Basic and Diluted (Loss) Earnings Per
  Share - Common C                             N/A           N/A           -
                                             ======        ======        ======

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2007

                                         Class A
                                         Non-Voting         Common Stock
                                         Preferred   --------------------------
                                         Stock          Shares        Amount
                                         ----------  ------------  ------------
Balance - June 30, 2006                   $     31     4,588,161        $  459

Net loss                                      -             -             -
Other comprehensive gains, net of tax:
  Unrealized gains on securities arising
    during the year, net of tax               -             -
Cash surrender value of life insurance        -             -             -
Exercise of stock options                     -            3,680          -
Compensatory element of stock options         -             -             -
Stock issued to employees under stock
  bonus plans                                 -            5,030          -
Issuance of stock for goods and services      -          227,936            23
Issuance of stock for consulting services     -            7,000             1
Sale of stock for cash                        -           43,600             4
Cancel shares from notes receivable           -           (1,200)         -
Payments on notes receivable
  from employee stockholders                  -             -             -
                                        -----------  ------------  ------------

Balance - June 30, 2007                 $       31     4,874,207    $      487
                                        ===========  ============  ============

* On April 17, 2007, the Company effected a one-for twenty-five reverse split of its issued and outstanding Common Stock, treasury shares of the Common Stock, the Class B Common Stock, the Class C Common Stock, the Class A Non-Voting Preferred Stock and the Preferred Stock. The accompanying consolidated financial statements, notes and other references to share and per share data have been retroactively restated to reflect the reverse stock splits for all periods presented.

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED JUNE 30, 2007

                                                                    Paid-in
                                          Class B      Class C      Capital in
                                          Common       Common       Excess of
                                           Stock        Stock       Par Value
                                        -----------  ------------  -------------
                                          Shares
                                        -----------

Balance - June 30, 2006                        158    $       38   $168,424,269

Net loss

Other comprehensive gains, net of tax:
  Unrealized gains on securities arising
    During the year, net of tax
Cash surrender value of life insurance       -             -          1,234,130
Exercise of stock options                    -             -             49,680
Compensatory element of stock options        -             -                920
Stock issued to employees under stock
   bonus plans                               -             -             41,698
Issuance of stock for goods and services     -             -          1,912,375
Issuance of stock for consulting services    -             -             78,199
Sale of stock for cash                       -             -            372,756

Cancel shares from notes receivable          -             -            (42,300)

Payments on notes receivable from
  Employee   stockholders                    -             -               -
                                        -----------  ------------  -------------
Balance - June 30, 2007                       158     $      38    $172,071,727
                                        ===========  ============  =============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2007

                                                     Notes
                                                     Receivable    Accumulated
                                                     From          Other
                                        Treasury     Employee      Comprehensive
                                        Stock        Stockholders  Loss
                                        -----------  ------------  ------------
Balance - June 30, 2006                 $ (675,390)  $  (751,890)  $  (246,080)

Net loss                                      -             -             -
Other comprehensive gains, net
  of tax: Unrealized gains on
    securities arising during
    the year, net of tax                      -             -          142,476
Cash surrender value of life insurance        -             -             -
Exercise of stock options                     -             -             -
Compensatory element of stock options         -             -             -
Stock issued to employees under
  stock bonus plans                           -             -             -
Issuance of stock for goods and
  services                                    -             -             -
Issuance of stock for consulting
  services                                    -             -             -
Sale of stock for cash                        -             -             -
Cancel shares for notes
  receivable                                  -            42,300         -
Payments on notes receivable from
  Employee stockholders                       -           185,836         -
                                        -----------  ------------  ------------

Balance - June 30, 2007                 $ (675,390)  $  (523,754)  $  (103,604)
                                        ===========  ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2007

                                        Accumulated                Comprehensive
                                          Deficit       Total      Income (Loss)
                                      -------------- ------------- -------------

Balance - June 30, 2006               $(136,332,640) $ 30,418,797  $       -

Net loss                                (25,538,867)  (25,538,867)  (25,538,867)

Other comprehensive gains, net of tax:
  Unrealized gains on securities arising
    during the year, net of tax                -          142,476       142,476
Cash surrender value of life insurance         -        1,234,130          -
Exercise of stock options                      -           49,680          -
Compensatory element of stock options          -              920          -
Stock issued to employees under stock
bonus plans                                    -           41,698
-
Issuance of stock for goods and services       -        1,912,398          -
Issuance of stock for consulting services      -           78,200
-
Sale of stock for cash                         -          372,760
-
Cancel shares from notes receivable            -             -             -
Payments on notes receivable from
  employee stockholders                        -          185,836
-
                                      -------------- ------------- -------------
Balance - June 30, 2007               $(161,871,507) $  8,898,028  $(25,396,391)
                                      ============== ============= =============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2006

                                         Class A
                                         Non-Voting         Common Stock
                                         Preferred   --------------------------
                                         Stock          Shares        Amount
                                         ----------  ------------  ------------
Balance - June 30, 2005                  $      31     4,190,078    $      419

Net loss                                      -             -             -
Other comprehensive loss, net
  of tax: Unrealized losses
  on securities arising
  during the year, net of tax                 -             -             -
Exercise of stock options                     -           68,193             7
Compensatory element of stock options         -             -             -
Stock issued to employees under
  Stock bonus plans                           -          117,202            12
Issuance of stock for goods
  and services                                -          190,377            19
Issuance of stock for consulting
  services                                    -           22,311             2
Payments on notes receivable
  from employee stockholders                  -             -             -
                                         ----------  ------------  ------------

Balance - June 30, 2006                  $      31     4,588,161    $      459
                                         ==========  ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2006

                                                                    Paid-in
                                          Class B      Class C      Capital in
                                          Common       Common       Excess of
                                           Stock        Stock       Par Value
                                        -----------  ------------  ------------
                                          Shares
                                        -----------
Balance - June 30, 2005                        158    $       38   $159,940,597

Net loss

Other comprehensive loss, net of tax:
  Unrealized losses on securities
  arising during the year, net of tax
Exercise of stock options                     -             -         1,206,906
Compensatory element of stock options         -             -           109,936
Stock issued to employees under
  stock bonus plans                           -             -         2,894,293
Issuance of stock for goods and
  services                                    -             -         3,781,319
Issuance of stock for consulting
  services                                    -             -           491,218
Payments on notes receivable
  from employee stockholders                  -             -              -
                                        -----------  ------------  ------------

Balance - June 30, 2006                       158     $       38   $168,424,269
                                        ===========  ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2006


                                                     Notes
                                                     Receivable    Accumulated
                                                     From          Other
                                        Treasury     Employee      Comprehensive
                                        Stock        Stockholders  Loss
                                        -----------  ------------  ------------
Balance - June 30, 2005                 $ (675,390)   $ (845,641)   $ (182,250)

Net loss                                      -             -             -

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising
    during the year, net of tax               -             -          (63,830)
Exercise of stock options                     -         (422,673)         -
Compensatory element of stock options         -             -             -
Stock issued to employees under stock
  bonus plans                  -              -             -
Issuance of stock for goods and services      -             -             -
Issuance of stock for consulting services     -             -             -
Payments on notes receivable from employee
  stockholders                                -          516,424          -
                                        -----------  ------------  ------------
Balance - June 30, 2006                 $ (675,390)   $ (751,890)   $ (246,080)
                                        ===========  ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2006

                                        Accumulated                Comprehensive
                                          Deficit       Total      Income (Loss)
                                      -------------- ------------- -------------
Balance - June 30, 2005               $(106,369,283) $ 51,868,521   $     -

Net loss                                (29,963,357)  (29,963,357) (29,963,357)

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising
    during the year, net of tax                -          (63,830)     (63,830)
Exercise of stock options                      -          784,240         -
Compensatory element of stock options          -          109,936         -
Stock issued to employees under stock
  bonus plans                                  -        2,894,305         -
Issuance of stock for goods and services       -        3,781,338         -
Issuance of stock for consulting services      -          491,220         -
Payments on notes receivable from employee
  stockholders                                 -          516,424         -
                                      -------------- ------------- -------------
Balance - June 30, 2006               $(136,332,640) $ 30,418,797  $(30,027,187)
                                      ============== ============= =============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2005

                                         Class A
                                         Non-Voting         Common Stock
                                         Preferred   --------------------------
                                         Stock          Shares        Amount
                                         ----------  ------------  ------------
Balance - June 30, 2004                   $     31     3,936,555    $      394

Net income                                    -             -             -

Other comprehensive loss, net of tax:
    Unrealized losses on securities
      arising during the year,
        net of tax                            -             -             -
Exercise of stock options                     -            1,979          -
Exercise of callable warrants                 -           10,130             1
Stock issued to employees
  under stock bonus plans                     -           76,567             8
Issuance of stock for goods and services      -          136,748            14
Issuance of stock for consulting services     -           20,932             2
Net reduction in notes receivable
  from employee stockholders                  -             -             -
Issuance of stock for notes receivable -
  employee stockholders                       -            7,159          -
Conversion of Class B common stock            -                8          -
                                         ----------  ------------  ------------
Balance - June 30, 2005                   $     31     4,190,078    $      419
                                         ==========  ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2005

                                                                    Paid-in
                                          Class B      Class C      Capital in
                                          Common       Common       Excess of
                                           Stock        Stock       Par Value
                                        -----------  ------------  ------------
                                          Shares
                                        -----------
Balance - June 30, 2004                        166    $       38   $152,101,548

Net income                                    -             -              -

Other comprehensive loss, net of tax:
  Unrealized losses on securities
    arising during the year, net of tax       -             -              -
Exercise of stock options                     -             -            54,181
Exercise of callable warrants                 -             -           200,066
Stock issued to employees under stock
  bonus plans                                 -             -         2,448,013
Issuance of stock for goods and services      -             -         4,288,443
Issuance of stock for consulting services     -             -           625,111
Net reduction in notes receivable
  from employee stockholders                  -             -              -
Issuance of stock for notes receivable
  - employee stockholders                     -             -           223,235
Conversion of Class B common stock              (8)         -              -
                                        -----------  ------------  ------------
Balance - June 30, 2005                        158    $       38   $159,940,597
                                        ===========  ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2005


                                                     Notes
                                                     Receivable    Accumulated
                                                     From          Other
                                        Treasury     Employee      Comprehensive
                                        Stock        Stockholders  Loss
                                        -----------  ------------  ------------
Balance - June 30, 2004                 $ (675,390)  $  (842,634)  $   (45,871)

Net income                                    -             -             -

Other comprehensive loss, net of tax:
  Unrealized losses on securities
    arising during the year,
    net of tax                                -             -         (136,379)
Exercise of stock options                     -             -             -
Exercise of callable warrants                 -             -             -
Stock issued to employees under
  stock bonus plans                           -             -             -
Issuance of stock for goods
  and services                                -             -             -
Issuance of stock for consulting
  services                                    -             -             -
Net reduction in notes receivable
  from employee stockholders                  -          220,228          -
Issuance of stock for notes
  receivable - employee stockholders          -         (223,235)         -
Conversion of Class B common stock            -             -             -
                                        -----------  ------------  ------------
Balance - June 30, 2005                 $ (675,390)  $  (845,641)  $  (182,250)
                                        ===========  ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2005

                                        Accumulated                Comprehensive
                                          Deficit       Total      Income (Loss)
                                      -------------- ------------- -------------
Balance - June 30, 2004               $(107,383,692) $ 43,154,424  $      -

Net income                                1,014,409     1,014,409     1,014,409

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising
    during the year, net of tax                -         (136,379)     (136,379)
Exercise of stock options                      -           54,181          -
Exercise of callable warrants                  -          200,067          -
Stock issued to employees under stock
  bonus plans                                  -        2,448,021          -
Issuance of stock for goods and services       -        4,288,457          -
Issuance of stock for consulting services      -          625,113          -
Net reduction in notes receivable from
  employee stockholders                        -          220,228          -
Issuance of stock for notes receivable
  - employee stockholders                      -             -             -
Conversion of Class B common stock             -             -             -
                                      -------------- ------------- -------------
Balance - June 30, 2005               $(106,369,283) $ 51,868,521  $    878,030
                                      ============== ============= =============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Years Ended June 30,
                                       ----------------------------------------
                                           2007          2006          2005
                                       ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income
                                       $(25,538,867) $(29,963,357) $  1,014,409
  Adjustments to reconcile net
    (loss) income to net cash used in
    operating activities:
      Minority interest in income of
        partnerships                        915,950     1,039,625     1,051,401
      Depreciation and amortization       2,675,831     3,286,865     3,991,752
      Amortization of unearned
        license fee                            -             -       (2,340,000)
      Loss from sale of physical
        medicine management business           -          143,598          -
      Gain on sale of equipment                -           (2,839)      (28,105)
      Provision for bad debts             2,002,122     1,472,635       164,293
      Compensatory element of
        stock issuances                     120,818     3,495,462     3,073,134
      Stock issued for costs and
      expenses                            1,912,398     3,781,337     4,288,457
  (Increase) decrease in operating
    assets, net:
      Accounts, management fee
        and medical receivable            2,028,501       659,240    (1,592,559)
      Notes receivable                       71,400        22,000      (548,000)
      Costs and estimated earnings
        in excess of billings on
        uncompleted contracts             2,957,679     7,580,484    (8,714,916)
      Inventories                         2,611,135     2,760,731       547,586
      Principal payments received
        on sales-type lease                 279,028       173,751       153,412
      Prepaid expenses and other
        current assets                      177,299       504,287      (213,385)
      Other assets                          (88,021)       39,716       (17,520)
      Advances and notes to related
        parties medical practices            76,591        36,986       256,774
  Increase (decrease) in operating
    Liabilities, net:
      Accounts payable                   (  946,884)   (3,569,204)    3,100,044
      Other current liabilities           1,938,546      (420,720)    3,328,598
      Customer advances                   4,575,181     3,830,908    (6,125,756)
      Billings in excess of costs and
        estimated earnings on
        uncompleted contracts               364,491     2,661,558    (2,482,265)
      Other liabilities                     (64,432)      (55,401)      (28,544)
      Due to related medical  practices        -          (35,065)      (26,629)
      Income taxes payable                   (8,088)       (3,146)      (14,597)
                                       ------------  ------------  ------------
        NET CASH USED IN
          OPERATING ACTIVITIES           (3,939,322)   (2,560,549)   (1,162,416)
                                       ------------  ------------  ------------

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             For the Years Ended June 30,
                                       ----------------------------------------
                                           2007          2006          2005
                                       ------------  ------------  ------------
CASH FLOWS FROM INVESTING
ACTIVITIES
  Purchases of marketable securities   $       -     $   (300,000) $(13,388,404)
  Sales of marketable securities          3,101,009     4,709,559    14,960,935
  Purchases of property and equipment    (  432,721)   (2,440,530)   (2,204,290)
  Costs of capitalized software
    development                            (636,167)     (714,254)     (788,321)
  Proceeds from sale of equipment              -           97,466        31,126
  Cost of patents and copyrights           (514,570)     (443,431)     (464,104)
                                       ------------  ------------  ------------
      NET CASH PROVIDED BY (USED
      IN) INVESTING ACTIVITIES            1,517,551       908,810    (1,853,058)
                                       ------------  ------------  ------------
CASH FLOWS FROM FINANCING
ACTIVITIES
  (Repayment of) proceeds from
    long-term debt                             -          555,152    (5,500,000)
  Decrease in restricted cash                  -             -        5,500,000
  Repayment of borrowings and
    capital lease obligations              (192,492)     (298,671)     (444,653)
  Net proceeds from exercise of Stock
    options and warrants                     49,680       784,240       254,248
  Distributions to holders of
    minority interests                   (1,080,872)     (865,329)     (909,859)
  Net proceeds from sale of stock           372,760          -             -
  Repayment of notes receivable
    from employee stockholders              185,836       516,424       158,352
                                       ------------  ------------  ------------
      NET CASH (USED IN) PROVIDED
        BY FINANCING ACTIVITIES          (  665,088)      691,816    (  941,912)
                                       ------------  ------------  ------------
NET DECREASE IN CASH AND CASH
  EQUIVALENTS                            (3,086,859)     (959,923)   (3,957,386)

CASH AND CASH EQUIVALENTS -
  BEGINNING OF YEAR                       4,556,680     5,516,603     9,473,989
                                       ------------  ------------  ------------
CASH AND CASH EQUIVALENTS -            $  1,469,821  $  4,556,680 $   5,516,603
  END  OF YEAR                         ============  ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


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

FONAR, through its wholly-owned subsidiary Health Management Corporation of America ("HMCA"), provides comprehensive management services diagnostic imaging facilities. The services provided by the Company include development, administration, leasing of office space, facilities and medical equipment, provision of supplies, staffing and supervision of non- medical personnel, legal services, accounting, billing and collection and the development and implementation of practice growth and marketing strategies. As of June 30, 2007, HMCA manages 12 diagnostic imaging facilities located in the states of New York, Georgia and Florida.

Liquidity and Capital Resources
-------------------------------

The Company's principal source of liquidity has been derived from revenues, as well as cash provided by previous debt and equity financing. Management is expecting this to continue. At June 30, 2007, the Company had a working capital deficit of $7,565,667. For the year ended June 30, 2007, the Company incurred a net loss of $25,538,867, which included non-cash charges of approximately $6,711,000.

In July 2007, the Company sold its 50% interest in a consolidated subsidiary and 20% interest in a non-consolidated entity and received proceeds of approximately $4.8 million. Management believes they have sufficient resources available to fund the business through June 30, 2008.

Sales levels remain weak and the Company continues to focus its efforts on increased advertising and marketing campaigns, and distribution programs to strengthen the demand for Fonar's products. Management anticipates that Fonar's capital resources will improve as Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales. If the Company is not successful with its current marketing efforts to increase sales, then the Company will experience a shortfall in cash necessary to sustain operations at their current levels. Should weak demand continue, the Company has determined it will be necessary to reduce overhead expenses or seek other sources of funds through the issuance of equity or debt financing in order to maintain sufficient funds available to operate subsequent to June 30, 2008. The reduction in overhead expenses might need to be substantial in order for the Company to streamline operations to an efficient level.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

Reverse Stock Split
-------------------

On April 17, 2007, the Company effected a one-for-twenty-five reverse split of its issued and outstanding Common Stock, treasury shares of the Common Stock, the Class B Common Stock, the Class C Common Stock, the Class A Non-Voting Preferred Stock and the Preferred Stock. At such time, the Company also reduced the number of its authorized shares available for issuance for each class of stock. The accompanying consolidated financial statements, notes and other references to share and per share data have been retroactively restated to reflect the reverse stock splits for all periods presented.

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

Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and re-evaluates such designations as of each balance sheet date. At June 30, 2007 and 2006, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair market value, with unrealized gains and losses reported in comprehensive income (loss). Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the accompanying Consolidated Statements of Operations.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories
-----------

Inventories consist of purchased parts, components and supplies, as well as work-in-process, and are stated at the lower of cost determined on the first-in, first-out method or market.

Property and Equipment
----------------------

Property and equipment procured in the normal course of business is stated at cost. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is being depreciated for financial accounting purposes using the straight-line method over the shorter of their estimated useful lives, generally five to seven years, or the term of a capital lease, if applicable. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Maintenance and repair expenses totaled approximately $423,000, $434,000 and $738,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


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

Revenue under management and lease contracts is recognized based upon contractual agreements for management services rendered by the Company and leases of medical equipment primarily under various long-term agreements with related medical providers (the "PCs"). Through June 22, 2007, the PCs were primarily owned by Raymond V. Damadian, M.D., President and Chairman of the Board of FONAR. Commencing on June 23, 2007, eight New York based MRI facilities owned by six PCs were sold to an unrelated third party. Through June 30, 2007, the Company's agreements with the PCs stipulate fees for services rendered and equipment leased, are primarily calculated on activity based efforts at pre-determined rates per unit of activity. Commencing July 1, 2007, the contractual fees for services rendered to the New York based PCs were changed to annual fees. The fees in Fiscal 2008 will be a flat fee in the aggregate amount of $732,250 per month. All fees are re-negotiable at the anniversary of the agreements and each year thereafter.

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

Advertising Costs
-----------------

Advertising costs are expensed as incurred. Advertising expense approximated $1,082,000, $936,000 and $1,604,000 for the years ended June 30, 2007, 2006 and
2005, respectively.

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

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)
------------

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the deferred income tax asset is depentent on generating sufficient taxable income in future years. Management believes it is more likely than not that the deferred income tax asset will not be realized.

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

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share
----------------------------------------------------------------------------

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with Emerging Issues Task Force ("EITF") 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF") 03-6, in periods when there is net income, the Company uses the two-class method to calculate the effect of the Company's participating convertible securities on basic EPS, which include the Class A Non-voting Preferred stock, Class B common stock and Class C common stock, and the if-converted method is used to calculate the effect of participating convertible securities on diluted EPS. In addition, these participating convertible securities were not included in the computation of basic EPS for the years ended June 30, 2007 and 2006 because the participating securities did not have a contractual obligation to share in the losses of the Company.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share (Continued)
----------------------------------------------------------------------------

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of certain options and warrants of approximately 26,000 as of June 30, 2005 has not been included in the computation of diluted EPS since the effect would be anti-dilutive. The number of common shares potentially issuable upon the exercise of options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation, because they are antidilutive as a result of the net losses, was as follows: 278,932 and 284,328 as of June 30, 2007 and 2006, respectively.

Earnings (Loss) Per Share
-------------------------

                                June 30,      June 30,                    June 30,
                                  2007          2006                       2005
                                                          ----------------------------------------
                                                                           Common       Class C
                                                              Total        Stock        Stock
                              ------------  ------------  ------------  ------------  ------------
Basic
-----
Numerator:
  Net income (loss) available
    to common stockholders    $(25,538,867) $(29,963,357) $    943,768  $    921,214  $     22,554
                              ============  ============  ============  ============  ============
Denominator:
  Weighted average shares
    outstanding                  4,830,652     4,416,125                   4,063,680       382,513
                              ============  ============                ============  ============
Basic earnings (loss) per
    common share                    $(5.29)       $(6.78)        $0.29         $0.23        $0.06
                                    ======        ======         =====         =====        =====
Diluted
-------
  Weighted average shares
    outstanding                  4,830,652     4,416,125     4,063,680     4,063,680
  Stock options                       -             -           10,318        10,318
  Warrants                            -             -           18,726        18,726
  Conversion of Class C
    Common stock                      -             -          127,504       127,504
                              ------------  ------------  ------------  ------------
  Denominator for Diluted
    Earnings Per Share:
      Weighted average shares
        outstanding of common
        stock and equivalents    4,830,652     4,416,125     4,220,228     4,220,228
                              ============  ============  ============  ============
  Diluted earnings (loss)
    per common share                $(5.29)       $(6.78)        $0.22         $0.22
                                    ======        ======         =====         =====

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share (Continued)
-----------------------------------------------------------------------------

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment", SFAS 123R. SFAS 123R requires the compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued on the grant date of such instruments, and will be recognized over the period during which an individual is required to provide service in exchange for the award (typically the vesting period). SFAS 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB Opinion 25. The Company has adopted SFAS 123R as of July 1, 2005. As of June 30, 2006 all options were fully vested and during the year ended June 30, 2006 the Company granted to an employee 2,000 options to purchase common stock at an exercise price of $25.00. No additional compensation charge was required to be recorded because the value of these options was determined to be diminimus and therefore there was no impact on the condensed consolidated financial statements.

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

For the period ending prior to July 1, 2005, as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation-Transaction and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company had elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25. "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost was reflected in operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share (Continued)
-----------------------------------------------------------------------------

The following table illustrates the effect on net income per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                          June 30,
                                                            2005
                                                       ------------
           Net Income Available to Common
             Stockholders, as Reported                 $    943,768

           Deduct:
             Total stock-based employee Compensation
               expense determined under fair value
               based method for all awards                  216,362
                                                       ------------
           Proforma Net Income                         $    727,406
                                                       ============

           Basic Net Earnings Per Share, as Reported         $ 0.23
                                                             ======

           Diluted Net Earnings Per Share, as Reported       $ 0.22
                                                             ======

           Basic Proforma Net Earnings Per Share             $ 0.18
                                                             ======

           Diluted Proforma Net Earnings Per Share           $ 0.17
                                                             ======

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                 June 30,
                                                   2005
                                                 --------
                        Expected life (years)          3
                        Interest rate              2.69%
                        Annual rate of dividends      0%
                        Volatility                   40%

The weighted average fair value of the options at the date of grant, using the fair value based method, for the year ended June 30, 2005 was estimated at $18.50.

Cash and Cash Equivalents
-------------------------

The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk
----------------------------

Cash: The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits throughout the year. At June 30, 2007, the Company had cash on deposit of approximately $1,145,000 in excess of federally insured limits.

Related Parties: Net revenues from related parties accounted for approximately 39%, 50% and 29% of the consolidated net revenues for the years ended June 30, 2007, 2006 and 2005, respectively.

Fair Value of Financial Instruments
-----------------------------------

The financial statements include various estimated fair value information at June 30, 2007, 2006 and 2005, as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
--------------------------------

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-An Amendment of FASB No. 133 and 140". The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No.155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006. We believe that the adoption of this standard on July 1, 2007 will not have a material effect on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an Amendment of SFAS No. 140 SFAS No. 156" requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently adjusted to the fair value at the end of each reporting period. This statement is effective in fiscal years beginning after September 15, 2006. We believe that the adoption of this standard on July 1, 2007 will not have a material effect on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 will become effective for the Company in 2009. We are currently assessing the impact of SFAS No. 157; however, we do not believe the adoption of this standard will have a material effect on our consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which requires us to recognize the funded status of our defined benefit plans in the consolidated balance sheets and changes in the funded status in comprehensive income. This standard also requires us to recognize the gains/losses, prior year service costs and transition assets/obligations as a component of other comprehensive income upon adoption, and provide additional annual disclosure. SFAS No. 158 does not affect the computation of benefit expense recognized in the consolidated statements of operations. The recognition and disclosure provisions are effective in 2007. In addition, SFAS No. 158 requires us to measure plan assets and benefit obligations as of the year-end balance sheet date effective in 2009. We do not believe the adoption of this standard will have a material effect on our consolidation statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". This guidance indicates that the materiality of a misstatement must be evaluated using both the rollover and iron curtain approaches. The iron curtain approach quantifies a misstatement based on the amount of the error in the balance sheet. SAB No. 108 is effective for our 2007 annual consolidated financial statements. The adoption of this standard did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company did not early adopt SFAS No. 159. We are currently assessing the impact of SFAS No. 159; however we do not believe the adoption of this standard will have a material effect on our consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
-------------------------------------------

In March 2007, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-10. "Accounting for Collateral Assignment Split Dollar Life Insurance". This EITF indicates that an employer should recognize a liability for postretirement benefits related to collateral assignment split-dollar life insurance arrangements. In addition, the EITF provides guidance for the recognition of an asset related to a collateral assignment split-dollar life insurance arrangement. The EIFT is effective for fiscal years beginning after December 15, 2007. The Company will adopt the EITF as required and management does not expect it to have any impact on the Company's results of operations, financial condition and liquidity.

In June 2006, the EITF reached a consensus on Issue No. 06-3 ("EITF 06-3") "Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions". The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales tax. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross an are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after December 15, 2006 with early adoption is permitted. The adoption of this standard did not have a material effect on our consolidated financial statements.

Investment At Cost
------------------

The Company has a 20% equity interest in an unconsolidated entity. The income on this investment is included under other income. This equity interest was sold to an unrelated third party on July 31, 2007 (See Note 25).

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported net (losses) income for any periods presented.


NOTE 3 - MANAGEMENT AGREEMENTS

In connection with two acquisitions completed in June of 1997 and August of 1998, a portion of the purchase price was allocated to various long-term management agreements. These management agreements were sold on July 28, 2005 (see Note 24). Amortization of management agreements for the years ended June 30, 2007, 2006 and 2005 was $0, $37,300 and $633,577, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 3 - MANAGEMENT AGREEMENTS (Continued)

On May 23, 2005, HMCA and its subsidiary Dynamic Management Services, LLC ("Dynamic") terminated their management agreements with three related physical medicine practices, under which HMCA and Dynamic were managing six physical medicine facilities. Commensurate with this termination, HMCA and Dynamic entered into new management agreements with four unrelated medical practices to manage five of the same physical medicine facilities. Pursuant to the Termination and Replacement Agreements, the related medical practices assigned to HMCA and Dynamic medical receivables valued at $11,775,000 in consideration of management fees outstanding of $7,669,993 and termination fees of $4,105,007. The balance of the medical receivables as of June 30, 2007 was $2,781,014. The $4,105,007 was accounted for as a recovery of the capitalized management agreements.

On July 28, 2005, the Replacement Management Agreements, along with certain related assets, were sold (see Note 24).


NOTE 4 - MARKETABLE SECURITIES

The following is a summary of marketable securities at June 30, 2007 and 2006:

                                                     June 30, 2007
                                       ----------------------------------------
                                                      Unrealized   Fair Market
                                           Cost          Loss         Value
                                       ------------  ------------  ------------
Certificate of deposits                $   100,000   $    (4,035)  $    95,965
U.S. Government Obligations                548,062        (8,610)      539,452
Corporate and government
  agency bonds                           1,400,000       (90,496)    1,309,504
Equities - other                            34,851          (463)       34,388
                                       ------------  ------------  ------------
                                       $ 2,082,913   $  (103,604)  $ 1,979,309
                                       ============  ============  ============


                                                     June 30, 2006
                                       ----------------------------------------
                                                      Unrealized   Fair Market
                                           Cost          Loss         Value
                                       ------------  ------------  ------------
Certificate of deposits                $   600,000   $   (25,081)  $   574,919
U.S. Government Obligations              2,494,500       (58,357)    2,436,143
Corporate and government
  agency bonds                           2,000,000      (152,315)    1,847,685
Equities - other                            89,422       (10,327)       79,095
                                       ------------  ------------  ------------
                                       $ 5,183,922   $  (246,080)  $ 4,937,842
                                       ============  ============  ============

All debt securities are due within five years. At June 30, 2007, the amount of cost due within one year was $0.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2007


NOTE 5 - MANAGEMENT FEE RECEIVABLE AND ACCOUNTS RECEIVABLE

The Company's customers are concentrated in the healthcare industry.

Management Fee Receivable
-------------------------

The Company's receivable from the related and non-related professional corporations ("P.C.s") substantially consists of fees outstanding under management agreements. Payment of the outstanding fees is dependent on collection by the P.C.s of fees from third party medical reimbursement organizations, principally insurance companies and health management organizations.

Collection by the Company of its management fee receivable may be impaired by the uncollectibility of PCs medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements. Approximately 38%, 47% and 66%, respectively, of the PCs 2007, 2006 and 2005 net revenues were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps, including legally prescribed arbitrations, to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

Certain no-fault insurers have raised issues concerning whether the Company's clients the "P.C.'s" are in compliance with certain laws, including, but not limited to, laws governing their corporate structure and/or licensing, their entitlement or standing to seek and/or obtain no-fault benefits, and/or laws prohibiting the corporate practice of medicine, fee-slitting and/or physician self referrals. To the extent any claims are asserted against the P.C.'s, the settlement of such claims could result in the P.C.'s waiving their rights to collect certain of their insurance claims. Management believes that the Company and the P.C.'s are not in violation of any of the above mentioned laws. Since the resolution or settlement of these claims with the insurance companies could have a material impact on the collection of management fees by the Company from its P.C.'s, the Company has provided reserves for uncollectable fees related to this matter.

On February 8, 2006, the Deficit Reduction Act of 2005 ("DRA") was signed into law by President George W. Bush. The DRA would result in caps on Medicare and Medicaid payment rates for most imaging services, including MRI and CT, furnished in physicians' offices and other non-hospital based settings. Under the cap, payments for these imaging services could not exceed the hospital outpatient payment rates for those services. This change is to apply to services furnished by the P.C.'s on or after January 1, 2007. Although the professional corporations managed by HMCA bill for scans on a "global basis", which means a single fee per scan, the limitation is applicable only to the technical component of the services, which is the payment or portion of the payment attributable to the non-professional services. If the fee for the technical component of the service (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), under the Physician Fee Schedule, then the payment would be limited to the Physician Fee Schedule rate. Based on the Company's scan volumes for 2006, the Company estimates that the implementation of the reimbursement reduction contained in the DRA may have the impact of reducing the Company's management fee revenues by approximately $800,000 annually.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2007


NOTE 5 - MANAGEMENT FEE RECEIVABLE AND ACCOUNTS RECEIVABLE (Continued)

Management Fee Receivable (Continued)
-------------------------------------

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

Net revenues from management and other fees charged to the related PCs accounted for approximately 36%, 38% and 22%, of the consolidated net revenues for the years ended June 30, 2007, 2006 and 2005, respectively.

HMCA entered into an agreement in September, 2007 with Integrity Healthcare Management, Inc., ("Integrity"). Under the terms of the agreement, Integrity will provide the billings and collections for HMCA's facilities as well as assist in the management of the facilities. The existing management agreements between the facilities and HMCA will remain in place. Integrity will receive as compensation an annual fee equal to one-half of the increase in the consolidated cash flow of HMCA and the facilities over the period from July 1, 2006 through June 30, 2007. The term of the agreement is one year with an automatic year to year renewal, but may be terminated by either party without cause at the end of any year.

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

Summarized unaudited income statement data for the years ended December 31, 2006 and 2005 related to the unconsolidated medical practices managed by the Company are as follows:

                                 (000's omitted)

                                                  2006        2005
                                                --------    --------


                       Patient Revenue - Net    $ 18,244    $ 17,863
                                                ========    ========
                       Income from Operations
                         (Income Tax
                         - Cash Basis)          $    496    $    257
                                                ========    ========
                       Net Loss (Income Tax -
                         Cash Basis)            $   (312)   $   (506)
                                                ========    ========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


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


NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of June 30, 2007 and 2006 is as follows:

                                     As of June 30,
                               -------------------------
                                   2007         2006
                               -----------  ------------
Costs incurred on uncompleted
  contracts                    $ 2,136,262   $14,034,496
Estimated earnings                 938,549     2,284,685
                               -----------   -----------
                                 3,074,811    16,319,181
Less: Billings to date           6,555,500    16,477,700
                               -----------   -----------
                               $(3,480,689)  $  (158,519)
                               ===========   ===========

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2007


NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES (Continued)

Included in the accompanying consolidated balance sheets under the following captions:

                                                  As of June 30,
                                           --------------------------
                                               2007         2006
                                           ------------  ------------
         Costs and estimated earnings
           in excess of billings on
           uncompleted contracts           $      -      $ 2,957,679
         Costs and estimated earnings
           in excess of billings on
           uncompleted contracts -
           related party                          -             -
         Less:  Billings in excess
           of costs and estimated
           earnings on uncompleted
           contracts                         3,480,689     2,978,789
         Less:  Billings in excess of
           costs and estimated earnings
           on uncompleted contracts -
           related party                          -          137,409
                                           ------------  -----------
                                           $(3,480,689)  $  (158,519)
                                           ============  ===========

2)  Customer advances consist of the following:

                                        As of June 30, 2007
                              --------------------------------------
                                              Related
                                 Total        Parties        Other
                              ------------  ------------  -----------
Total advances                $16,636,138   $    41,566   $16,594,572
Less: Advances on contracts
        under construction      6,555,500          -        6,555,500
                              ------------  ------------  -----------
                              $10,080,638   $    41,566   $10,039,072
                              ============  ============  ===========


                                        As of June 30, 2006
                              --------------------------------------
                                             Related
                                 Total       Parties        Other
                              -----------  ------------  -----------
Total advances                $21,983,157   $ 1,491,566  $20,491,591
Less: Advances on contracts
        under construction     16,477,700     1,450,000   15,027,700
                              -----------  ------------  -----------
                              $ 5,505,457   $    41,566  $ 5,463,891
                              ===========  ============  ===========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES (Continued)

2) Customer advances consist of the following (continued):



NOTE 7 - INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

                                                 As of June 30,
                                           -----------------------
                                              2007        2006
                                           ----------   ----------
Purchased parts, components and supplies   $3,284,569   $5,315,368
Work-in-process                             1,181,355    1,761,691
                                           ----------   ----------
                                           $4,465,924   $7,077,059
                                           ==========   ==========


NOTE 8 - INVESTMENT IN SALES-TYPE LEASE

During the year ended June 30, 2001, the Company entered into a $1,050,000 lease agreement with a third party for an MRI scanner, which is considered a sales-type lease. The lease is payable in 75 monthly installments of $18,389 each, plus at the end of the 75-month lease, the lessee can elect to continue the lease for an additional two years, at a monthly payment of $18,389, including interest at 12.5% per annum, or pay a lump sum of $200,000. The lease was paid in full during the year ended June 30, 2007.

The Company's investment in a sales-type lease as at June 30, 2007 and 2006 is as follows:

                                               As of June 30,
                                          ------------------------
                                             2007            2006
                                          ----------    ----------

Net minimum lease payments receivable     $    -        $  291,945
Less: Unearned income                          -            12,917
                                          ----------    ----------
Net investment in sales-type leases       $    -        $  279,028
                                          ==========    ==========
Current portion                           $    -        $  279,028
Non-current portion                            -              -
                                          ----------    ----------
                                          $             $  279,028
                                          ==========    ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2007 and 2006, is comprised of:

                                                   As of June 30,
                                             ------------------------
                                                 2007         2006
                                             -----------  -----------
           Diagnostic equipment under
             capital leases                  $   780,150  $  780,150
           Diagnostic equipment                2,816,325   3,213,259
           Research, development and
             demonstration equipment           9,368,963   9,178,402
           Machinery and equipment             3,582,539   3,582,539
           Furniture and fixtures              2,155,818   2,124,453
           Equipment under capital leases      1,504,123   1,504,123
           Leasehold improvements              5,453,829   5,341,840
           Building                              939,614     924,114
                                             -----------  ----------
                                              26,601,361  26,648,880
           Less: Accumulated depreciation
                   and amortization           21,442,276  19,981,460
                                             ----------- -----------
                                             $ 5,159,085 $ 6,667,420
                                             =========== ===========

Depreciation and amortization of property and equipment for the years ended June 30, 2007, 2006 and 2005 was $1,941,056, $2,518,116 and $2,651,310, respectively.

Equipment under capital leases has a net book value of $484,889 and $689,352 at June 30, 2007 and 2006, respectively.


NOTE 10 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2007 and 2006 are comprised of:

                                                 As of June 30,
                                             ----------------------
                                                2007        2006
                                             ----------  ----------
             Capitalized software
               development Costs             $5,148,979  $4,512,812
             Patents and copyrights           4,093,673   3,579,103
                                             ----------  ----------
                                              9,242,652   8,091,915
             Less: Accumulated amortization   3,897,207   3,162,432
                                             ----------  ----------
                                             $5,345,445  $4,929,483
                                             ==========  ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 10 - OTHER INTANGIBLE ASSETS (Continued)

Information related to the above intangible assets for the years ended June 30, 2007, 2006 and 2005 is as follows:

                                         2007          2006          2005
                                      ----------    ----------    ----------


     Balance - Beginning of Year      $4,929,483    $4,503,247    $3,957,687

     Amounts capitalized               1,150,737     1,157,685     1,252,425
)
     Amortization                       (734,775)     (731,449)     (706,865)
                                      ----------    ----------    ----------
     Balance - End of Year            $5,345,445    $4,929,483    $4,503,247
                                      ==========    ==========    ==========


Amortization of patents and copyrights for the years ended June 30, 2007, 2006 and 2005 amounted to $124,015, $110,493 and $95,613, respectively.

Amortization of capitalized software development costs for the years ended June 30, 2007, 2006 and 2005 was $610,760, $620,956 and $611,252, respectively.

The estimated amortization of patents and copyrights and capitalized software development costs for the five years ending June 30, 2012 is as follows:

                                                         Capitalized
                                                          Software
                For the Years               Patents and  Development
               Ending June 30,    Total     Copyrights      Costs
               --------------- ----------   -----------  -----------
                  2008         $  709,369    $  127,830  $  581,539
                  2009            539,346       132,108     407,238
                  2010            467,866       124,358     343,508
                  2011            461,810       167,404     294,406
                  2012            374,498       162,931     211,567
               Thereafter       2,792,556       560,995   2,231,561
                               ----------   -----------  ----------
                               $5,345,445    $1,275,626  $4,069,819
                               ==========   ===========  ==========

The weighted average amortization period for other intangible assets is 9.4 years and has no residual value.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 11 - NOTES RECEIVABLE


Notes receivable as of June 30, 2007 and 2006 consist of the following:

                                        June 30, 2007   June 30, 2006
                                        -------------   -------------
          Note Receivable - Sale of
            assets (Note 24)            $  6,105,662    $  6,600,000
          Note Receivable - (a)               65,000          95,000
          Note Receivable - (b)              375,000            -
          Note Receivable - Other              5,000           5,000
                                        -------------   -------------

          Total Notes Receivable           6,550,662       6,700,000

          Discount of note receivable    (   443,994)       (521,932)

                                        -------------   -------------
          Net Notes Receivable          $  6,106,668    $  6,178,068
                                        =============   =============
          Current Portion               $    578,823    $    459,398
          Long-Term Portion             $  5,527,845    $  5,718,670


a) The note receivable represents a note due from a customer for the purchase of a system. The note is payable over two years. The balance of this note receivable as of June 30, 2007 and 2006 is $65,000 and 95,000, respectively.

b) The note receivable represents a note due from a customer for the purchase of an Upright MRI system. The note is payable in 48 consecutive equal monthly payments.


NOTE 12 - CAPITAL STOCK

Common Stock
------------

Cash dividends payable on the common stock shall, in all cases, be on a per share basis, one hundred twenty percent (120%) of the cash dividend payable on shares of Class B common stock and three hundred sixty percent (360%) of the cash dividend payable on a share of Class C common stock.

On April 17, 2007, the Company amended its certificate of incorporation decreasing the number of authorized shares of Common Stock from 150,000,000 to 30,000,000, Class B Common Stock from 4,000,000 to 800,000, Class C Common Stock from 10,000,000 to 2,000,000, Class A Non-voting Preferred Stock from 8,000,000 to 1,600,000 and Preferred stock from 10,000,000 to 2,000,000.

On August 9, 2005, the Company filed a Registration Statement on Form S-3 to register 400,000 shares of the Company's common stock to be issued for various costs and expenses of the Company. As of June 30, 2007, no shares of common stock of FONAR were available for future grant under this plan.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 12 - CAPITAL STOCK (Continued)

Class B Common Stock
--------------------

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. There were 158 of such shares outstanding at June 30, 2007 and 2006.

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

Class A Non-Voting Preferred Stock
----------------------------------

On April 3, 1995, the stockholders ratified a proposal consisting of the creation of a new class of Class A non-voting preferred stock with special dividend rights and the declaration of a stock dividend on the Company's common stock consisting of one share of Class A non-voting preferred stock for every five shares of common stock. The stock dividend was payable to holders of common stock on October 20, 1995. Class A non-voting preferred stock issued pursuant to such stock dividend approximates 313,000 shares.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2007

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

FONAR's 1993 Incentive Stock Option Plan (the "FONAR 1993 Plan"), adopted on March 26, 1993, terminated on March 25, 2003. There are 2,360 options that were issued under the FONAR 1993 Plan that remain outstanding.

FONAR's 1997 Nonstatutory Stock Option Plan (the "FONAR 1997 plan"), adopted on May 9, 1997, terminated on May 8, 2007. There are 84,178 options that were issued under the FONAR 1997 Plan that remain outstanding.

FONAR's 2002 Incentive Stock Option Plan (the "FONAR 2002 Plan"), adopted on July 1, 2002, is intended to qualify as an incentive stock option plan under
Section 422A of the Internal Revenue Code of 1954, as amended. The FONAR 2002 Plan permits the issuance of stock options covering an aggregate of 100,000 shares of common stock of FONAR. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The FONAR 2002 Plan will terminate on June 30, 2012. As of June 30, 2007, options to purchase 50,943 shares of common stock of FONAR were available for future grant under this plan and 22,732 shares remain outstanding.

FONAR's 2005 Incentive Stock Option Plan (the "FONAR 2005 Plan"), adopted on February 16, 2005, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The FONAR 2005 Plan permits the issuance of stock options covering an aggregate of 80,000 shares of common stock of FONAR. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are non-transferable, are exercisable for a period not exceeding ten years, and expire upon the voluntary termination of employment. The FONAR 2005 Plan will terminate on February 14, 2015. As of June 30, 2007, 80,000 shares of common stock of FONAR were available for future grant under this Plan.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 12 - CAPITAL STOCK (Continued)

Options (Continued)
-------

Stock option activity and weighted average exercise prices under these plans and grants for the years ended June 30, 2007, 2006 and 2005 were as follows:

                                                  Weighted
                                                  Average    Aggregate
                                     Number of    Exercise   Intrinsic
                                     Options      Price      Value
                                     ----------  ---------   ---------
          Outstanding, June 30, 2004   121,880    $30.50         -
          Granted                        6,039     32.00         -
          Exercised                   (  8,018)    30.75         -
          Forfeited                   (  6,475)    32.00         -
                                     ---------    ------
          Outstanding, June 30, 2005   113,426     30.50         -
          Granted                       71,633     17.75         -
          Exercised                   ( 68,193)    17.75         -
          Forfeited                   (  2,200)    28.50         -
                                     ---------    ------
          Outstanding, June 30, 2006   114,666     30.00         -
          Granted                          240     13.50         -
          Exercised                   (  3,680)    13.50         -
          Forfeited                   (  1,956)    28.44         -
                                     ---------    ------
          Outstanding, June 30, 2007   109,270    $30.55         -
                                     =========    ======

          Exercisable at:
            June 30, 2005               91,518    $31.00
            June 30, 2006              114,666    $30.00
            June 30, 2007              109,270    $30.55

During the year ended June 30, 2007, 240 options were granted and exercised by a consultant. The compensatory element of the options granted was $920. During the year ended June 30, 2006, 71,633 options were granted, of which, 2,000 were granted to an employee and 69,633 were granted to consultants. The compensatory element of the options granted was $109,936. During the year ended June 30, 2006, 68,193 of the options granted in 2006 were exercised. The fair value of the options granted in 2007 and 2006 to the consultants was calculated under the Black Scholes pricing method factoring in the short-term exercise period. The value of the employee options granted during the year ended June 30, 2006 was determined to be deminimus, as calculated using the Black Scholes pricing method. The calculation was based on an expected life of three years, interest rate of 4% and a 34% volatility.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

NOTE 12 - CAPITAL STOCK (Continued)

Options (Continued)
-------

The range of exercise prices for options outstanding as of June 30, 2007 was as follows:

                                                      Weighted
                                                      Average
                                         Number of    Remaining
                                          Options     Contractual
               Range of Exercise Price   Outstanding  Life in Years
               -----------------------  ------------  ------------

               $18.75 - $28.13              77,830        3.9
               $29.00 - $42.18              23,320        4.5
               $46.88                        8,120        4.1
                                        ------------
                                           109,270
                                        ============

On March 10, 1997, HMCA adopted the 1997 Incentive Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 2,000,000 shares of the common stock of HMCA. Options to purchase 1,600,000 shares at an option price of $0.10 per share were granted on March 10, 1997. As of June 30, 2007, options to purchase 400,000 shares of HMCA common stock were available for future grant under this plan.

On December 16, 1998, HMCA adopted the 1998 Non-Statutory Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 500,000 shares of the common stock of HMCA. Options to purchase 400,000 shares at an option price of $1.00 per share were granted on December 16, 1998. During the year ended June 30, 2003, the Company issued 45,000 shares of FONAR common stock at a value of $1,226,251 to a related party in exchange for the options outstanding under the HMCA 1997 Incentive and 1998 Non-Statutory Stock Option Plans. As of June 30, 2007, 100,000 shares of HMCA common stock were available for future grant under this plan.

On December 16, 1998, HMCA adopted the 1998 Incentive Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 2,000,000 shares of the common stock of HMCA. Options to purchase 670,000 shares at an option price of $1.00 per share were granted on December 16, 1998. 470,000 of the options granted will not become exercisable unless and until such time as HMCA successfully completes a public offering of its securities, and 200,000 of the options will not become exercisable until one year thereafter. The options will expire on December 15, 2008. No options have vested as of June 30, 2007. As of June 30, 2007, options to purchase 1,330,000 shares of HMCA common stock were available for future grant under this plan.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 12 - CAPITAL STOCK (Continued)

Options (Continued)
-------

Stock option share activity and weighted average exercise prices under the HMCA plans and grants for the three years ended June 30, 2007, 2006 and 2005 were as follows:
                                        Weighted
                                        Average    Aggregate
                            Number of   Exercise   Intrinsic
                             Options     Price       Value
                            ---------   --------   ---------

Outstanding, June 30, 2005   660,000     $1.00          -

Forfeited                       -                       -
                            ---------   --------
Outstanding, June 30, 2006   660,000     $1.00          -

Forfeited                       -                       -
                            ---------   --------
Outstanding, June 30, 2007   660,000     $1.00          -
                            =========   ========

Exercisable at:
  June 30, 2005                 -
  June 30, 2006                 -
  June 30, 2007                 -

Stock Bonus Plans
-----------------

On February 16, 2005, the Company filed a registration statement on Form S-8 to register 120,000 shares under FONAR's 2005 Stock Bonus Plan. As of June 30, 2007, no shares of common stock of FONAR were available for future grant under this plan.

On July 18, 2005, the Company filed a registration statement on Form S-8 to register 120,000 shares under FONAR's 2005 Supplemental Stock Bonus Plan. As of June 30, 2007, no shares of common stock of FONAR were available for future grant under this plan.

Warrants
--------

As of June 30, 2007, 42,000 warrants remain outstanding, which expire on May 24, 2009. The exercise price is $19.75. The holder of the warrants has anti-dilution rights which provide for proportionate adjustments of the exercise price and number of underlying shares in the event of stock splits, stock dividends or reverse stock splits and sales of the Company's common stock below the warrant exercise price.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 13 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following:

                                                                June 30,
                                                        ------------------------
                                                           2007         2006
                                                        -----------  -----------
Capital lease requiring  monthly  payments of $13,623,
including  interest  at a rate  of  10.51%  per  annum
through July 2010. The loan is  collateralized  by the
related equipment.                                      $  428,954    $ 540,876

Capital lease  requiring  monthly  payments of $2,997,
including  interest  at a  rate  of  8.36%  per  annum
through  October 2008. The loan is  collateralized  by
the related equipment.                                      47,572       75,493

Note payable requiring monthly payments of interest at
a rate  of 7%  until  May  2009  followed  by  monthly
payments of $3,908  through May 2026. A final  payment
of $555,152  will be due on May 29, 2026.  The loan is
collateralized by the related building.                    545,237      555,152

Other  (including  capital  leases  for  property  and
equipment).                                                191,439      234,173
                                                        -----------  -----------
                                                         1,213,202    1,405,694
Less:  Current portion                                     257,639      233,751
                                                        -----------  -----------
                                                        $  955,563   $1,171,943
                                                        ===========  ===========

The maturities of long-term debt over the next five years are as follows:

                            Years Ending
                              June 30,
                            ------------
                                2008     $  257,639
                                2009        186,155
                                2010        183,450
                                2011         36,587
                                2012          4,134
                             Thereafter     545,237
                                         ----------
                                         $1,213,202
                                         ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 14 - INCOME TAXES

Components of the current provision for income taxes are as follows:

                                 Years Ended June 30,
                         ------------------------------------
                            2007          2006        2005
                         ----------    ----------   ---------
               Current:
               Federal   $     -        $  33,546    $   -
               State           -           20,488      64,041
                         ----------    ----------   ---------
                         $     -        $  54,034    $ 64,041
                         ==========    ==========   =========

A reconciliation of the federal statutory income tax rate to the Company's effective tax rate as reported is as follows:

                                                 Years Ended June 30,
                                        ------------------------------------
                                            2007          2006        2005
                                        ----------    ----------  ----------

   Taxes at federal statutory Rate        (34.0)%       (34.0)%      34.0%
   State and local income taxes
     (benefit), net of federal benefit      0.0           0.2         5.9
   Permanent differences                    2.0           1.7         2.5
   Increase in the valuation allowance
                                           32.0          32.3       (36.5)
   Effective income tax rate            ----------    ----------  ----------
                                            0.0%          0.2%        5.9%
                                        ==========    ==========  ==========

As of June 30, 2007, the Company has net operating loss ("NOL") carryforwards of approximately $156,195,000 that will be available to offset future taxable income. The utilization of certain of the NOLs is limited by separate return limitation year rules pursuant to Section 1502 of the Internal Revenue Code. The expiration dates of NOL carryforwards are as follows:

                            June 30,
                            --------
                              2012     $  5,500,000
                              2013          845,000
                              2019       15,852,000
                              2020       18,718,000
                              2021       19,657,000
                              2022       19,711,000
                              2023       16,260,000
                              2024        9,257,000
                              2025           44,000
                              2026       27,001,000
                              2027       23,350,000
                                       ------------
                                       $156,195,000
                                       ============

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 14 - INCOME TAXES (Continued)

The Company has, for federal income tax purposes, research and development tax credit carryforwards aggregating $3,651,503, which are accounted for under the flow-through method.

In addition, for New York State income tax purposes, the Company has tax credit carryforwards, aggregating approximately $1,178,000, which are accounted for under the flow-through method. The tax credit carryforwards expire during the years ending June 30, 2006 to June 30, 2024.

The Company has capital loss carryforwards of $5,500,000 that expire as of June 30, 2009.

Significant components of the Company's deferred tax assets and liabilities at June 30, 2007 and 2006 are as follows:

                                           June 30,
                                   ------------------------
                                       2007         2006
                                   -----------  -----------
Deferred tax assets:
  Allowance for doubtful accounts  $ 2,624,314  $ 1,899,465
  Non-deductible accruals              328,943      368,184
  Net operating carryforwards       62,478,267   53,135,677
  Tax credits                        4,732,454    4,692,958
  Inventory capitalization for
    tax purposes                       157,378      288,171
  Property and equipment and
    depreciation                     1,090,958    1,021,206
  Capital losses carryforwards         536,845      529,412
  Charitable contributions               3,200        4,800
                                   -----------  -----------
                                    71,952,359   61,939,873
Valuation allowance                (70,992,657) (61,001,305)
                                   -----------  -----------
Net deferred tax assets                959,702      938,568
                                   -----------  -----------
Deferred tax liabilities:
  Capitalized software development
    costs                             (959,702)    (938,568)
                                   -----------  -----------
Gross deferred tax liabilities        (959,702)  (  938,568)
                                   -----------  -----------
Net deferred tax liabilities        $    -      $     -
                                   ========================

The net change in the valuation allowance for deferred tax assets increased by $9,991,353 and $12,390,979, respectively, for the years ended June 30, 2007 and 2006.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 15 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:

                                           June 30,
                                   ------------------------
                                       2007         2006
                                   -----------  -----------
Royalties                          $   635,338  $   716,321
Accrued salaries, commissions
  and payroll taxes                  1,105,655    1,146,160
Accrued interest                       573,461      535,209
Litigation judgements                  193,349      193,349
Sales tax payable                    3,036,845    2,180,313
Other                                2,210,744    1,330,483
                                   -----------  -----------
                                   $ 7,755,392  $ 6,101,835
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

In May 2002,  HMCA  entered  into a sub-lease  agreement  (as amended in January
2003) with an entity owned by a relative of Raymond V. Damadian. The sub-lease agreement expires on September 30, 2009. Rental income under the sub-lease agreement for the years ended June 30, 2007, 2006 and 2005 amounted to $112,197, $102,329 and $97,587, respectively. The amount due from the related party at June 30, 2007 was $14,454 and is included in current portion of advances and notes to related medical practices (see Note 19).

During 2003, HMCA entered into a sub-lease agreement with a third party. The sub-lease agreement expires on June 30, 2006. Rental income under the sub-lease agreement for the years ended June 30, 2007, 2006 and 2005 amounted to approximately $0, $87,000 and $129,000, respectively. The rental income is included in the consolidated statements of operations under costs related to management and other fees - related medical practices.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2007


NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

Leases (Continued)
------

Future  minimum  operating  lease  commitments,   along  with  sub-lease  income
consisted of the following at June 30, 2007:

                                    Facilities
                                       And
                                     Equipment
                      Year Ending   (Operating    Sub-Lease
                       June 30,        Lease)      (Income)
                      -----------  ------------   ---------


                         2008      $ 2,336,428    $ (94,000)
                         2009        1,718,987      (94,000)
                         2010          765,922      (94,000)
                         2011          563,830      (23,000)
                         2012          115,743         -
                      Thereafter     1,112,427         -
                                   -----------    ---------
       Total minimum obligations   $ 6,613,337    $(305,000)
                                   ===========    =========

Rent expense for operating leases approximated $2,841,000, $2,923,000 and $3,316,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

License Agreements
------------------

The Company has a license agreement which requires the Company to pay a royalty on the Company's future sales of certain MRI imaging apparatus. Royalty expense charged to operations for the years ended June 30, 2007, 2006 and 2005 approximated $67,000, $65,000 and $868,000, respectively.

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

Employee Benefit Plans
----------------------

The Company has a non-contributory 401(k) Plan (the "401(k) Plan"). The 401(k) Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were no employer contributions to the Plan for the years ended June 30, 2007, 2006 and 2005.

The stockholders of the Company approved the 2000 Employee Stock Purchase Plan ("ESPP") at the Company's annual stockholders' meeting in April 2000. The ESPP provides for eligible employees to acquire common stock of the Company at a discount, not to exceed 15%. This plan has not been put into effect as of June 30, 2007.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


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


Company's Common Stock Meets NASDAQ's Continuing Listing Requirements
---------------------------------------------------------------------

The Company received written notification from the Nasdaq Stock Market on December 22, 2005 that the bid price of its common stock for the last 30 consecutive trading days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Marketplace Rule 4310(c)(4) (the "Rule"). Pursuant to Nasdaq Marketplace Rule 4310(c)(8)(D). The Company was granted an extension to achieve compliance until December 18, 2006.

The Company remained not in compliance and as a result of a hearing held before the Nasdaq Listing Qualifications Panel ("Panel") on February 15, 2007, the Company's request for continued listing on the Nasdaq Stock Market was granted, subject to the condition that on or before May 1, 2007, the Company must have evidenced a closing bid price of $1.00 or more for a minimum of ten consecutive trading days, which condition has been satisfied. The Panel's decsion was based on its determination that the reverse split to be presented at the Annual Meeting on April 16, 2007, when implemented, would likely cure the bid price deficiency and allow the Company to maintain compliance for the longer term. Accordingly, the Company did effect a reverse stock split as of April 17, 2007. The Company is currently in compliance with the listing requirements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 16 - COMMITMENTS AND CONTINGENIES (Continued)

Other Matters
-------------

In March 2007, the Company and New York State taxing authorities conducted a conference to discuss a sales tax matter to determine if certain sales transactions are subject to sales tax withholdings. At the present time, such discussions are ongoing and the Company cannot yet determine the outcome. Management is of the belief the resolution of this matter will not materially impact the consolidated financial statements. The Company has recorded a provision of $250,000 to cover any potential tax liability including interest. Such amount is the Company's best estimate of the tax liability. Management is unable to determine the outcome of this uncertainty.

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. The Company has recorded tax obligations of $1,770,000 plus interest and penalties of approximately $900,000. The Company is in the process of determining is regulatory requirements in order to become compliant.

The Company has determined they may not be in compliance with the Department of Labor and Internal Revenue Service regulations concerning the requirements to file Form 5500 to report activity of its 401K Employee Benefit Plan. The filings do not require the Company to pay tax, however they may be subject to penalty for non-compliance. The Company has recorded provisions for any potential penalties totaling $250,000. Such amount is the Company's best estimate of potential penalties. Management is unable to determine the outcome of this uncertainty. The Company has engaged outside counsel to handle such matters to determine the necessary requirements to ensure compliance. Such non-compliance could impact the eligibilty of the plan.


NOTE 17 - OTHER INCOME

Other income consists of:

                                       For the Years Ended June 30,
                                   -----------------------------------
                                      2007         2006         2005
                                   ----------   ----------   ---------
         Income from investment    $  142,000   $  156,000   $180,000
         Other income (expense)       147,929      171,000    322,178
         Litigation settlements          -            -      (350,000)
                                   ----------   ----------   ---------
                                   $  289,929   $  327,000   $152,178
                                   ==========   ==========   =========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 18 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2007, 2006 and 2005, the Company paid $241,661, $281,903 and $225,177 for interest, respectively. During the years ended June 30, 2007, 2006 and 2005, the Company paid $8,088, $57,180 and $78,638 for income taxes, respectively.

Non-Cash Transactions
---------------------

- During the Year Ended June 30, 2007:

a) The Company paid premiums for life insurance on its Chief Executive Officer. The insurance policies are owned by a life insurance trust. The cash surrender value of the life insurance policies of $1,234,000 was contributed to capital during the first quarter of fiscal 2007 pursuant to a split dollar agreement.

- During the Year Ended June 30, 2006:

a) The Company acquired equipment of $132,262 under capital lease obligations.

b) The Company received notes receivable from employee stockholders of $422,673 in connection with issuance of 674,339 shares of its common stock.

c) In connection with the Company's sale of it's subsidiary in January 2006, an equipment loan totaling $374,565 was assumed by the purchaser.


- During the Year Ended June 30, 2005:

a) The Company acquired equipment of $633,675 under a capital lease obligation.

b) The  Company  issued  179,973  shares of common  stock  valued at $223,234 in
connection   with  issuance  of  notes  and  loans   receivable   from  employee
stockholders.


NOTE 19 - ADVANCES AND NOTES TO RELATED MEDICAL PRACTICES

Canarsie MRI Associates ("Canarsie"), a joint venture partnership, of which MRI Specialties, Inc. ("Specialties") is an owner, is a party to a service agreement for its scanner with the Company at an annual fee of $85,000. In addition, during fiscal 2001, Canarsie purchased a QUAD MRI scanner from the Company, for a purchase price of $850,000, payable as follows: (1) $400,000 downpayment (received April 2001); (2) $450,000 in 84 equal monthly installments, including interest at 6%, pursuant to a promissory note to be executed upon acceptance of the scanner. Timothy Damadian, the son of Raymond V. Damadian, is the sole stockholder, Director and President of Specialties. The balance due under this note as of June 30, 2007 was $100,842. Interest income on this note for the years ended June 30, 2007, 2006 and 2005 amounted to $9,249, $12,791 and $16,631, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 19 - ADVANCES AND NOTES TO RELATED MEDICAL PRACTICES (Continued)

The Company has cumulative advances due from a former subsidiary, Tallahassee Magnetic Resonance Imaging, P.A., totaling $546,183. This balance is payable as follows: (1) Monthly payments of interest only of $2,730 until August 2007 (2) $546,183 in 40 monthly installments, including interest at 6%, pursuant to a promissory note. Interest income on this note for the year ended June 30, 2007 amounted to $32,760.

The maturities of advances and notes to related medical practices over the next five years are as follows:

                               Years Ending
                                 June 30,
                               ------------


                                   2008      $215,832
                                   2009       214,521
                                   2010       170,268
                                   2011        89,033
                                             --------
                                             $689,654
                                             ========

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 21 - SEGMENT AND RELATED INFORMATION (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                    Physician
                                     FONAR        Management and
                                    Medical         Diagnostic
                                   Equipment         Services         Totals
                                  ------------    --------------   -----------
Fiscal 2007:
------------
Net revenues from external
  Customers                       $ 21,269,989    $ 11,941,943     $ 33,211,932
Intersegment net revenues         $  1,053,106    $    -           $  1,053,106
Loss from operations              $(22,219,240)   $ (3,233,331)    $(25,452,571)
Depreciation and amortization     $  1,562,393    $  1,113,438     $  2,675,831
Compensatory element of stock
  Issuances                       $    116,068    $      4,750     $    120,818
Total identifiable assets         $ 21,098,416    $ 20,111,759     $ 41,210,175
Capital expenditures              $  1,370,227    $    213,231     $  1,583,458

Fiscal 2006:
-----------

Net revenues from external
  Customers                       $ 19,708,055    $ 13,368,274     $ 33,076,329
Intersegment net revenues         $    587,465    $     -          $    587,465
Loss from operations              $(24,742,622)   $ (4,981,864)    $(29,724,486)
Depreciation and amortization     $  2,028,332    $  1,258,533     $  3,286,865
Compensatory element of stock
  Issuances                       $  1,172,254    $    723,208     $  1,895,462
Termination costs paid with
  common stock                    $     -         $  1,600,000     $  1,600,000
Total identifiable assets         $ 31,264,366    $ 25,965,178     $ 57,229,544
Capital expenditures              $  1,552,275    $  2,045,940     $  3,598,215

Fiscal 2005:
-----------
Net revenues from external
  Customers                       $ 81,266,949    $ 23,631,595     $104,898,544
Intersegment net revenues         $    506,955    $    -           $    506,955
Income from operations            $    751,570    $    911,732     $  1,663,302
Depreciation and amortization     $  2,343,146    $  1,648,606     $  3,991,752
Compensatory element of stock
  Issuances                       $  1,290,346    $  1,782,788     $  3,073,134
Total identifiable assets         $ 46,265,840    $ 29,828,642     $ 76,094,482
Capital expenditures              $  1,943,091    $  1,513,624     $  3,456,715

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 21 - SEGMENT AND RELATED INFORMATION (Continued)

Export Product Sales
--------------------

The Company's areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 15.8%, 23.2% and 9.4% of product sales revenues to third parties for the years ended June 30, 2007, 2006 and 2005, respectively.

The foreign product sales, as a percentage of product sales to unrelated parties, were made to customers in the following countries:

                                For the Years Ended June 30,
                                ----------------------------
                                 2007       2006       2005
                                ------     ------     ------
                   Puerto Rico     - %        - %       3.8%
                   Kuwait        (7.9)       9.7         -
                   Switzerland     -          -         1.9
                   England         .2        7.6        2.8
                   Holland       11.7         -          -
                   Germany       11.8        5.9         .9
                                ------     ------     ------
                                 15.8%      23.2%       9.4%
                                ======     ======     ======

Foreign Service and Repair Fees
-------------------------------

The Company's areas of service and repair are principally in the United States. The Company had foreign revenues of service and repair of medical equipment amounting to 6.8%, 8.2% and 9.0% of consolidated net service and repair fees for the years ended June 30, 2007, 2006 and 2005, respectively. The foreign service and repair fees, as a percentage of total service and repair fees, were provided principally to the following countries:

                                For the Years Ended June 30,
                                ----------------------------
                                 2007       2006       2005
                                ------     ------     ------
                   Korea           .1%        .9%       1.2%
                   Spain          1.7        2.0        2.8
                   Puerto Rico    1.1        1.1         .3
                   Saudi Arabia  ( .1)        .9        1.4
                   Poland          .4         .9        1.5
                   Switzerland    1.1         .7         -
                   Germany         .3         .2         -
                   England         .9         .2         -
                   Holland         .2         -          -
                   Scotland       1.1        1.3        1.8
                                ------     ------     ------
                                  6.8%       8.2%       9.0%
                                ======     ======     ======

The Company  does not have any  material  assets  outside of the United  States.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                     (000's omitted, except per share data)

                                            For the Quarters Ended
                              ------------------------------------------------
                              Sept. 30, Dec. 31,  Mar. 31,  June 30,
                                2006       2006      2007      2007     Total
                              --------  --------  --------  --------  --------
Total Revenues - Net          $ 7,783   $ 7,672   $ 8,782   $ 8,975   $33,212

Total Costs and Expenses       13,874    13,071    14,097    17,623    58,665

Net Loss                       (6,105)   (5,470)   (5,401)   (8,563)  (25,539)

Basic and Diluted Net
  Loss Per Share              $ (1.29)  $ (1.13)   $(1.11)   $(1.76)   $(5.29)


                                             For the Quarters Ended
                              ------------------------------------------------
                              Sept. 30, Dec. 31,  Mar. 31,  June 30,
                                2005       2005      2006      2006     Total
                              --------  --------  --------  --------  --------
Total Revenues - Net          $10,153   $10,541   $ 7,103   $ 5,279   $33,076

Total Costs and Expenses       18,188    16,085    14,461    14,067    62,801

Net Loss                       (8,317)   (5,358)   (7,357)   (8,931)  (29,963)

Basic and Diluted Net
  Loss Per Share            $   (1.94)  $ (1.21)  $ (1.65)  $ (1.98)  $ (6.78)

Loss per share from operations for each quarter was computed independently using the weighted-average number of shares outstanding during the quarter. However, loss per share for the year was computed using the weighted-average number of shares outstanding during the year. As a result, the sum of the loss per share for the four quarters may not equal the full year loss per share.

                       FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2007


NOTE 23 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following represents a summary of allowance for doubtful accounts for the years ended June 30, 2007, 2006 and 2005, respectively:

                              Balance                                 Balance
Description                June 30, 2006    Additions   Deductions June 30, 2007
-------------------------  ------------- ------------- ----------- -------------
 Receivables from
  equipment sales and
  service contracts          $   644,087 (1)  $662,122  $     -       $1,306,209
Receivables from
  equipment sales and
  service contracts  -
  related parties                646,621          -           -          646,621
Management fee receivable
 from related medical
 practices                     3,053,486 (1) 1,150,000        -        4,203,486
Medical receivables                 -    (1)   190,000        -          190,000
Advance and notes to
  related Parties                364,791          -           -          364,791

Description
-----------
                              Balance                                 Balance
Description                June 30, 2005    Additions   Deductions June 30, 2006
-------------------------  ------------- ------------- ----------- -------------
Receivables from
  equipment sales and
  service contracts          $   498,452 (1) $ 145,635   $   -       $   644,087
Receivables from
  equipment sales and
  service contracts -
  related parties                646,621          -          -           646,621
Management fee receivable
  From related medical
  practices                    2,017,163 (1) 1,327,000     290,677     3,053,486
Advance and notes to
  Related Parties                364,791          -           -          364,791

Description
-----------
                              Balance                                 Balance
Description                June 30, 2004    Additions   Deductions June 30, 2005
-------------------------  ------------- ------------- ----------- -------------
Receivables from
  equipment sales and
  service contracts         $    467,990 (1)$   30,462  $     -       $  498,452
Receivables from
  equipment sales and
  service contracts -
  related parties                655,563         -     (1)   8,942       646,621
Management fee receivable
  From related medical
  practices                    1,874,390 (1)   142,773        -        2,017,163
Advance and notes to
  related Parties                364,791          -           -         364,791

(1)  Included in provision for bad debts.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


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


NOTE 25 - SUBSEQUENT EVENTS

Registration Statement
----------------------

On August 9, 2007, the Company filed a registration statement on Form S-8 to register 100,000 shares under the Company's 2007 Stock Bonus Plan.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007


NOTE 25 - SUBSEQUENT EVENTS (Continued)

Issuances of Common Stock
-------------------------

During the period from July 1, 2007 through August 31, 2007:

a) The Company issued 20,000 shares of common stock for costs and expenses of $141,000.

Sale of Investment
------------------

On July 31, 2007, the Company sold its 20% equity interest in an unconsolidated entity to an unrelated third party. The selling price was $ 629,195. The Company realized a gain on the sale of the equity interest of $ 571,161.

The gain was calculated as follows:

      Selling Price:                             $ 629,195
            Less: Closing costs                   ( 58,034)
                                                 ---------
      Selling Price - Net                          571,161

      Basis                                              0
                                                 ---------
      Gain on sale of investment                 $ 571,161
                                                 =========

Sale of Consolidated Subsidiary
-------------------------------

On July 31, 2007, the Company sold its 50% interest in a consolidated subsidiary to an unrelated third party. This entity provided management services to a diagnostic center in Orlando, FL.

The unrelated third party purchased all assets and assumed all liabilities of the diagnostic center which included cash, the management agreement receivable, furniture and fixtures and other miscellaneous assets. The purchase price for the 50% interest was $ 4,499,768 and after closing costs the amount received was $ 4,256,372.

The following is the calculation of the gain on sale of the 50% interest in a consolidated subsidiary:

      Selling Price:                             $ 4,499,768
      Less: Closing costs                          ( 243,396)
                                                 -----------
      Selling Price - Net:                       $ 4,256,372

      Assets sold:
            Cash              $   114,238
            Management fee
              Receivable        1,166,100
            Property and
              Equipment - Net      22,673
            Other Assets           14,759
            Minority Interest   ( 456,373)
                              -----------
      Subtotal                                       861,397
                                                 -----------
      Gain on sale of consolidated entity        $ 3,394,975
                                                 ===========

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with our independent registered public accounting firm or other matters requiring disclosure under Regulation S-K, Item 304(b).

ITEM 9A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our principal financial officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and our principal financial officer each concluded that our disclosure controls and procedures were effective as of June 30, 2007. There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As of June 30, 2007, we are not required to report on internal control over financial reporting nor obtain an attestation report from an independent public accounting firm on internal control over financial reporting. Pursuant to SEC rule release 33-8644, we exited accelerated filer status for the year ended June 30, 2007 because our public float held by non-affiliates at December 31, 2006 was less than $50 million. Pursuant to SEC rule release 33-8760, we are not required to report on internal control over financial reporting until June 30, 2008 and obtain an attestation report from an independent public accounting firm on internal control over financial reporting until June 30, 2009, as long as we remain a non-accelerated filer.

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

The officers and directors of the Company are set forth below:

Raymond V. Damadian, M.D.     71          President, Treasurer,
                                          Chairman of the Board
                                          and a Director

David B. Terry                60          Senior Vice President
                                          and Secretary

Claudette J.V. Chan           69          Director

Robert J. Janoff              80          Director

Charles N. O'Data             71          Director

Robert Djerejian              76          Director

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

Robert J. Janoff has been a Director of Fonar since February 1989. Mr. Janoff has been a self-employed New York State licensed private investigator for more than thirty-five years and was a Senior Adjustor in Empire Insurance Group for more than 15 years until retiring from that position on July 1, 1997. Mr. Janoff also served, from June 1985 to June 1991, as President of Action Data Management Strategies, Ltd., a supplier of computer programs for use by insurance companies. Mr. Janoff was a member of the Board of Directors of Harmony Heights of Oyster Bay, New York for over 25 years, which is a nonprofit residential school for girls with learning disabilities.

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

The Chief Executive Officer's salary varies only slightly and is by his own decision relatively low. It is not expected to increase materially in the near future. At such time as we become consistently and sufficiently profitable or there is a reconsideration of our compensation policy, the compensation payable to the Chief Executive Officer may be reconsidered. As presently existing, the Chief Executive Officer's compensation package includes no understandings with respect to bonuses, options or other incentives; as such, it is not subject to our general policy later discussed.

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

Our compensation policy includes a combination of salary, commissions, bonuses, stock bonuses and stock options, designed to incentivize our employees. There is no universal plan applicable to all of our employees. The fixed and variable components of our employees' compensation tend to be individualized, based on a combination of the employees' performance, responsibilities and position, our assessment of how best to motivate a person in such a position and the needs and preferences of the particular employees, as negotiated between employees and their supervisors or management.

There is set forth in the following Summary Compensation Table the compensation provided by us during fiscal 2007 to our Chief Executive Officer, who also serves as our acting Principal Financial Officer. There is set forth in the following Outstanding Equity Awards Table and Director Compensation Table the required information.

The Company paid premiums for life insurance on its Chief Executive Officer. The insurance policies are owned by a life insurance trust. The cash surrender value of the life insurance policies in the approximate amount of $1.2 million was contributed to capital during the first fiscal quarter of fiscal 2007 pursuant to a split dollar agreement.

I.  SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
(a)           (b)     (c)            (d)      (e)         (f)        (g)
                                                            All
Name                                                       Other        Total
and                                            Stock      Compen-      Compen-
Principal               Salary       Bonus    Award(s)    sation       sation
Position      Year        ($)          ($)       ($)         ($)          ($)
---------     ----    -----------    -----    --------    -------    -----------
Raymond V.    2007    $ 90,162.36      -         -           -       $ 90,162.36
Damadian,     2006    $ 93,059.68      -         -           -       $ 93,059.68
President     2005    $ 86,799.98      -         -           -       $ 86,799.98
and CEO
--------------------------------------------------------------------------------

II.  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name          Number          Option      Option
              Of              Exercise    Expiration
              Securities      Price       Date
              Underlying      ($)
              Unexercised
              Options
              (#)
              Exercisable
                  (a)           (b)           (c)
----------    -----------    ---------    -----------
Raymond V.        463         28.125       12/26/10
Damadian,
CEO/CFO
--------------------------------------------------------------------------------

III.  DIRECTOR COMPENSATION

        Name              Fees            Total
                        Earned or          ($)
                         Paid in
                          Cash
                           ($)
        (a)                (b)             (c)
-------------------    -----------    -------------


Raymond V.Damadian         -               -
Claudette J.V. Chan    $ 20,160.00    $  20,160.00
Robert J. Janoff       $ 20,000.24    $  20,000.24
Charles N. O'Data      $ 20,000.24    $  20,000.24
Robert Djerejian       $ 20,000.05    $  20,000.05
--------------------------------------------------------------------------------

EMPLOYEE COMPENSATION PLANS

Equity Compensation Plan Information as of June 30, 2007

                          (a)                (b)                   (c)
Plan category   Number of securities Weighted-average      Number of securities
                to be issued upon    exercise price of     remaining available
                exercise of          outstanding options,  for future issuance
                outstanding options, warrants and rights   under equity
                warrants and rights                        compensation plans
                                                           (excluding securities
                                                           reflected in column
                                                           (a)
--------------  -------------------  --------------------  ---------------------
Equity compen-          109,270                $30.55                130,943
sation plans
approved by
security
holders

Equity compen-             -                    N/A                    -
sation plans
not approved
by security
holders
                -------------------  --------------------  ---------------------
Total                   109,270                $30.55                130,943
                ===================  ====================  =====================

Fonar's 1993 Incentive Stock Option Plan, adopted on March 26, 1993, terminated on March 25, 2003. There are 2,360 options that were issued under the plan that remain outstanding.

Fonar's 1997 Nonstatutory Stock Option Plan, adopted on May 9, 1997 terminated on May 8, 2007. Of the options granted under this plan, 84,178 remain outstanding.

Fonar's 2002 Incentive Stock Option Plan, adopted on July 1, 2002, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 2002 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 100,000 shares of Common Stock of Fonar. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The 2002 Stock Option Plan will terminate on June 30, 2012. As of June 30, 2007, options to purchase 50,943 shares of Common Stock of Fonar were available for future grant under the plan. Of the options granted under this plan 22,732 remain outstanding.

Fonar's 2005 Incentive Stock Option Plan, adopted on February 15, 2005, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue code of 1954, as amended. The Plan permits the issuance of stock options covering an aggregate of 80,000 shares of common stock of Fonar. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are non-transferable, are exercisable for a period not exceeding ten years, and expire upon the voluntary termination of employment. The Plan will terminate on February 14, 2015. As of June 30, 2007, 80,000 shares of common stock of Fonar were available for future grant under this plan.

Fonar's 2005 Stock Bonus Plan, adopted on February 15, 2005, permits Fonar to issue an aggregate of 120,000 shares of Common stock of Fonar as bonus or compensation. As of June 30, 2007, there were no shares of common stock of Fonar available for future grant under this plan.

Fonar's 2005 Supplemental Stock Bonus Plan, adopted on July 18, 2005, permits Fonar to issue an aggregate of 120,000 shares of common stock of Fonar as bonus or compensation. As of June 30, 2007, no shares of common stock of Fonar were available for future grant under this plan.

Subsequent to June 30, 2007, Fonar adopted its 2007 Stock Bonus Plan, on August 7, 2007. This Plan permits Fonar to issue an aggregate of 100,000 shares of common stock of Fonar as bonus or compensation. As of September 24, 2007, 80,000 shares were available for issuance.

HMCA's 1997 Incentive Stock Option Plan, adopted on March 10, 1997, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1997 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 2,000,000 shares of Common Stock of HMCA. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The exercisability of the options granted to date is contingent upon the successful completion by HMCA of a public offering of its securities or the recognition by HMCA of at least $10 million in revenues for at least two consecutive fiscal quarters. The 1997 Stock Option Plan will terminate on March 9, 2007. As of June 30, 2007, options to purchase 400,000 shares of HMCA Common Stock were available for future grant under the plan.

HMCA's 1998 Incentive Stock Option Plan, adopted on December 16, 1998, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1998 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 2,000,000 shares of Common Stock of HMCA. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The excerciseability of the options granted to date is contingent upon the successful completion by HMCA of a public offering of its securities. The 1998 Stock Option Plan will terminate on December 15, 2008. As of June 30, 2007, options to purchase 1,330,000 shares of HMCA Common Stock were available for future grant under the plan.

HMCA's 1998 Nonstatutory Stock Option Plan, adopted on December 16, 1998, permits the issuance of stock options covering an aggregate of 500,000 shares of Common Stock of HMCA. The options may be issued at such prices and upon such terms and conditions as are determined by HMCA. The exercisability of the options granted to date is contingent upon the successful completion by HMCA of a public offering of its securities. The 1998 Nonstatutory Stock Option Plan will terminate on December 15, 2008. As of June 30, 2007, options to purchase 100,000 shares of common stock were available for future grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number and percentage of shares of Fonar's securities held by each director, by each person known by us to own in excess of five percent of Fonar's voting securities and by all officers and directors as a group as of September 14, 2007.

Name and Address of           Shares            Percent
Beneficial Owner (1)     Beneficially Owned    of Class

Raymond V. Damadian, M.D.
c/o Fonar Corporation
Melville, New York
 Director, President
 CEO, 5% + Stockholder
    Common Stock              120,302             2.46%
    Class C Stock             382,447            99.98%
    Class A Preferred          19,093             6.09%

Claudette Chan
Director
    Common Stock                  106               *
    Class A Preferred              32               *

Robert J. Janoff
Director
    Common Stock                3,600               *
    Class A Preferred              80               *

Charles N. O'Data
Director
    Common Stock                   28               *

Robert Djerejian
Director
    Common Stock                    0               *

All Officers and Directors
as a Group (5 persons) (2) (3)
    Common Stock               124,036            2.54%
    Class C Stock              382,447           99.98%
    Class A Preferred           19,205            6.13%
---------------------------
*   Less than one percent

1. Address provided for each beneficial owner owning more than Five percent of the voting securities of Fonar.

2. Includes 25 shares of our Common Stock and 1 share of our Class A Non-voting Preferred Stock held by an officer jointly with his wife and 8 shares of our Common Stock and 2 shares of our Class A Non-voting Preferred Stock held in trust by an officer for his children.

3. Includes options to purchase 855 shares of Common Stock held by an officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Background.

Between 1990 and 1996, Raymond V. Damadian, M.D. MRI Scanning Centers Management Company, also referred to as "RVDC", a Delaware corporation of which Dr. Damadian was the sole stockholder, director and President, purchased and leased scanners from Fonar to establish a network of professional corporations operating MRI scanning centers, also referred to as the "Centers", in New York, Florida, Georgia and other locations. Dr. Raymond V. Damadian is the Chairman, President and principal stockholder of Fonar and was also the owner, director and President of each of these professional corporations. RVDC provided the necessary management and the scanners to the Centers, although in certain situations, a Center would acquire the scanner directly from Fonar.

ACQUISITION OF RVDC.

Effective June 30, 1997, Fonar's wholly-owned subsidiary, Health Management Corporation of America, also referred to as "HMCA", formerly known as U.S. Health Management Corporation, acquired RVDC by purchasing all of the issued and outstanding shares of RVDC from Dr. Damadian for 400 shares of the Common Stock of Fonar. The transactions can be rescinded by Dr. Damadian, however, in the event of a change of control in Fonar or the bankruptcy of Fonar. There is no time limit on the right to rescind. In connection with the transaction, Fonar granted RVDC a nonexclusive royalty free license to Fonar's patents and software. These licenses may be terminated by Fonar in the event of the bankruptcy of RVDC or a change in control of RVDC.

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

During the fiscal years ended June 30, 2007 and June 30, 2006 the net revenues received by HMCA from the MRI Centers owned by Dr. Damadian were approximately $11.9 million and $12.7 million respectively, and the net revenues received from the physical therapy and rehabilitation practice for fiscal 2006 was $648,000.

At the end of fiscal 2007, Dr. Damadian sold all of his stock in the MRI Centers located in New York State. The new owner is one of the radiologists who has been reading and interpreting scans performed at those facilities. In connection with the sale, HMCA entered into new management agreements with the MRI Centers under which HMCA performs essentially the same services for the MRI Centers as prior to the sale. The fees charged, however, are flat fees changed on a monthly basis.

OTHER TRANSACTIONS

Robert Janoff, a director of the Company, is a limited partner in a partnership in which we have a 92% partnership interest. The partnership manages an MRI scanning center in Bensonhurst, Brooklyn, New York and was party to a service contract at an annual rate of $50,000 on its scanner for the period of July 1, 2006 through June 30, 2007. The service contract has been renewed at the same rate for the period July 1, 2007 through June 30, 2008.

Canarsie MRI Associates, also referred to as "Canarsie", a joint venture partnership of which MRI Specialties, Inc., also referred to as "Specialties", was an owner during fiscal 2007, is party to a service agreement for its scanner with the Company at an annual fee of $85,000 for the period from March 24, 2007 through March 23, 2008. During fiscal 2001, Canarsie entered into an agreement to purchase a QUAD(TM) 12000 MRI scanner from Fonar for a purchase price of $850,000. Of the purchase price, $400,000 was paid and $450,000 was payable pursuant to a note over a period of 7 years with 6% interest per annum. The monthly payment is $6,573.85 and commenced on December 1, 2001. The principal balance owing to Fonar as of June 30, 2007, was $100,842. Timothy Damadian, the son of Raymond V. Damadian, is the sole stockholder, director and President of Specialties. Specialties sold its interest in Canarsie to an unrelated party in July 2007.

Pompano MRI Associates, also referred to as "Pompano", a joint venture partnership of which Guardian MRI, Inc., also referred to as "Guardian", was an owner in fiscal 2007, is party to a service agreement with Fonar at the rate of $85,000 per annum for its Upright(TM) MRI scanner. The service agreement commenced on December 13, 2006 and runs through December 12, 2007. Timothy Damadian, the son of Raymond V. Damadian, is a stockholder, director and officer of Guardian. Jevan Damadian and Keira Reinmund, also children of Dr. Damadian, are also stockholders of Guardian. Guardian sold its interest in Pompano in July 2007 to an unrelated party.

A one-year service agreement between Fonar and Orlando MRI Associates, L.P., also referred to as "Orlando Partnership", commenced on July 13, 2005 at the rate of $85,000 per annum for an Upright(TM) MRI scanner. It was renewed for an additional one-year period at the same price on July 13, 2007. It is anticipated that the service agreement will be renewed upon its expiration in July 2008. Timothy Damadian, the son of Raymond V. Damadian was a limited partner in the Orlando Partnership during fiscal 2007. Timothy Damadian sold his interest in the Orlando Partnership in July 2007 to an unrelated party.

Black Bear Management LLC, a New York limited liability company of which TRD Services, Inc., also referred to as "TRD", was a member during fiscal 2007, is party to a service agreement with Fonar for its Upright(TM) MRI at a fee of $85,000 per annum. The term runs from November 23, 2006 through November 22, 2007. Timothy Damadian, the son of Raymond V. Damadian, is the stockholder, director and President of TRD. TRD sold its interest in Black Bear Management, LLC in July 2007 to an unrelated party.

Bronx Management Associates, LLC, a New York limited liability company of which Raymond V. Damadian and Donna Damadian, jointly, TRD Services, Inc., also referred to as "TRD", JAD Ventures, Inc., also referred to as "JAD", Keira Reinmund, Thomas Terry and Constance Terry, among others, were members during fiscal 2007, is party to a service agreement with Fonar for its Upright(TM) MRI scanner running from March 23, 2007 through March 22, 2008 for an annual fee of $85,000. Donna Damadian is the wife of Raymond Damadian. TRD is owned by Timothy Damadian, a son of Raymond and Donna Damadian, JAD is owned by Jevan Damadian, a son of Raymond and Donna Damadian and Keira Reinmund is the daughter of Dr. and Mrs. Damadian. Constance Terry is the wife of David B. Terry, Vice President and Secretary of Fonar and brother-in-law of Dr. Damadian. Thomas Terry is also the brother-in-law of Dr. Damadian. In addition, Fonar has a 20% interest in Bronx Management Associates, LLC. Raymond V. Damadian, Donna Damadian, TRD, JAD, Keira Reinmund, Thomas Terry and Constance Terry sold their interests in Bronx Management Associates, LLC in July 2007 to an unrelated party.

Deer Park Management Services, LLC, a New York limited liability company of which TRD and JAD were, among others, members during fiscal 2007, is party to a service agreement with Fonar for its Upright(TM) MRI scanner running from May 1, 2007 through April 30, 2008 at an annual fee of $85,000. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, who are the sons of Raymond V. Damadian. TRD and JAD sold their interests in Deer Park Management Services, LLC in July 2007 to an unrelated party.

Long Island Management Services, LLC, a New York limited liability company of which TRD, JAD and Donna Damadian were, among others, members during fiscal 2007, is party to a service agreement with Fonar for its Stand-Up(TM) MRI scanner running from September 10, 2006 through September 9, 2008 at a fee of $85,000 per annum. Donna Damadian is the wife of Raymond Damadian. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, the sons of Raymond and Donna Damadian. TRD, JAD and Donna Damadian sold their interests in Long Island Management Services, LLC in July 2007 to an unrelated party.

Miami MRI Associates, LLC, also referred to as Miami, a Florida limited liability company of which TRD, JAD and Donna Damadian were, among other parties, members during fiscal 2007, is party to a service agreement with Fonar for its Upright(TM) MRI scanner running from October 11, 2006 to October 10, 2007 at a rate of $85,000 per annum. Donna Damadian is the wife of Raymond Damadian. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, the sons of Raymond and Donna Damadian. TRD, JAD and Donna Damadian sold their interests in Miami MRI Associates, LLC in July 2007 to an unrelated party.

Manhattan Management Services, LLC, a New York limited liability company of which TRD, JAD, Donna Damadian, Keira Reinmund and Robert Djerejian were, among other parties, members during fiscal 2007, was party to a service agreement with Fonar for its Upright(TM) MRI scanner from June 23, 2006 to June 22, 2007 at a rate of $85,000 per annum. It has been renewed for an additional year, from June 23, 2007 to June 22, 2008 at the same rate. Donna Damadian is the wife of Raymond Damadian. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, the sons of Raymond and Donna Damadian. Keira Reinmund is the daughter of Raymond and Donna Damadian. Robert Djerejian is a member of the Board of Directors of Fonar. TRD, JAD, Donna Damadian, Keira Reinmund and Robert Djerejian sold their interests in Manhattan Management Services, LLC in July 2007 to an unrelated party.

Queens Management Services, LLC, a New York limited liability company of which TRD, JAD, Keira Reinmund, Donna Damadian and Robert Djerejian were, among other parties, members during fiscal 2007, was party to a service agreement with Fonar for its Upright(TM) MRI scanner from August 4, 2006 to August 3, 2007 at a rate of $85,000 per annum. It has been renewed for an additional year from August 4, 2007 to August 3, 2008 at the same rate. Donna Damadian is the wife of Raymond Damadian. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, the sons of Raymond and Donna Damadian. Keira Reinmund is the daughter of Raymond and Donna Damadian. Robert Djerejian is a member of the Board of Directors of Fonar. TRD, JAD, Keira Reinmund, Donna Damadian and Robert Djerejian sold their interests in Queens Management Services, LLC in July 2007 to an unrelated party.

South Shore Management Services, LLC, a New York limited liability company of which TRD, JAD, Keira Reinmund, Donna Damadian and Robert Djerejian, were among other parties, members during fiscal 2007, is party to a service agreement with Fonar for its Upright(TM) MRI scanner from April 11, 2007 to April 10, 2008 at a rate of $85,000 per annum. It is anticipated that the service agreement will be renewed upon its expiration. Donna Damadian is the wife of Raymond Damadian. TRD and JAD are owned by Timothy Damadian and Jevan Damadian, respectively, the sons of Raymond and Donna Damadian. Keira Reinmund is the daughter of Raymond and Donna Damadian. Robert Djerejian is a member of the Board of Directors of Fonar. TRD, JAD, Keira Reinmund, Donna Damadian and Robert Djerejian sold their interests in South Shore Management Services, LLC in July 2007 to an unrelated party.

Comprehensive MRI of New York, P.C., a New York professional corporation of which Raymond V. Damadian was the sole shareholder, director and President ("Comprehensive") entered into an agreement to purchase a Upright(TM) MRI scanner from Fonar for $1,500,000 to be installed in East Setauket, New York in March 2005. The installation has been completed and the purchase price paid in full as of August 2005. Comprehensive also entered into an agreement to purchase an Upright(TM) MRI scanner from Fonar for $1,500,000 to be installed in Latham, New York. The purchase price was paid in full in December 2005 and the installation completed in May 2006. Dr. Damadian sold his interest in Comprehensive in June 2007 to an unrelated party.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Marcum & Kliegman LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2007 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2007 were $653,640. An audit of our internal controls was not required this year.

The aggregate fees billed by Marcum & Kliegman LLP for the audit of our annual financial statements for the fiscal year ended June 30, 2006 and our internal controls, and the reviews of the financial information included in our Forms 10-Q for the fiscal year ended June 30, 2006 were $809,350.

Audit Related Fees

No fees were billed by Marcum & Kliegman LLP for the fiscal years ended June 30, 2007 or June 30, 2006 for services related to the audit or review of our financial statements that are not included under the caption "Audit Fees".

No fees were billed by Marcum & Kliegman LLP for the fiscal years ended June 30, 2007 or June 30, 2006 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information.

Tax Fees

The aggregate fees billed by Marcum & Kliegman LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2007 were $201,049.

The aggregate fees billed by Marcum & Kliegman LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2006 were $193,269.

All Other Fees

The aggregate fees billed by Marcum & Kliegman LLP for all other services rendered by them during the fiscal years ended June 30, 2007 and June 30, 2006 were $56,878 and $32,196, respectively, which included services in connection with the registration of securities, employee benefit plan audits and reviews and procedures that we requested Marcum & Kliegman to undertake to provide assurances on matters not required by laws or regulations.

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

Our audit committee believes that the provision by Marcum & Kliegman LLP of services in addition to audit services in fiscal 2007 and 2006 were compatible with maintaining their independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a) FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements are included in Part II, Item 8.

     Report of Independent Registered Public Accounting Firm

     Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

     Consolidated Balance Sheets as at June 30, 2007 and 2006.

     Consolidated Statements of Operations for the Three Years Ended June 30, 2007, 2006 and 2005.

     Consolidated Statements of Stockholders' Equity for the Three Years Ended June 30, 2007, 2006 and 2005.

     Consolidated Statements of Cash Flows for the Three Years Ended June 30, 2007, 2006 and 2005.

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

     21.1 Subsidiaries of the Registrant. See Exhibits.

     23.1 Independent Registered Public Accounting Firm's Report See Exhibits.

     31.1 Section 302 Certification. See Exhibits.

     32.1 Section 906 Certification. See Exhibits.

     99.1  Press  Release  on  Sale  to  Largest  Orthopedic   Hospital  in  the
Netherlands, incorporated by reference to Exhibit 99.1 of registrant's Form 10-K for the fiscal year ended June 30, 2006, Commission File No.: 0-10248.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FONAR CORPORATION

Dated:  October 1, 2007

                               By: /s/ Raymond Damadian
                               Raymond V. Damadian, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                 Title                Date

/s/ Raymond Damadian     Chairman of the     October 1, 2007
Raymond V. Damadian      Board of Directors,
                         President, Director
                         Principal Executive
                         Officer and Acting
                         Principal Financial
                         Officer)

/s/ Claudette J.V. Chan  Director            October 1, 2007
Claudette J.V. Chan


/s/ Robert J. Janoff     Director            October 1, 2007
Robert J. Janoff

/s/ Charles N. O'Data    Director            October 1, 2007
Charles N. O'Data

/s/ Robert Djerejian     Director            October 1, 2007
Robert Djerejian