Form 10-Q
period 2007-09-30
FONAR CORP
filed 2007-11-14
CIK 355019

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2007
                                               ------------------

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from     to
                                                   -----  -----
                         Commission file number 0-10248
                         ------------------------------

                                FONAR CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       11-2464137
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                 No.)

110 Marcus Drive     Melville, New York                       11747
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


                                 (631) 694-2929
               ---------------------------------------------------
               Registrant's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO
                                      ---    ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). YES     NO X
                                               ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.


            Class                              Outstanding at October 31, 2007
-----------------------------------------      -------------------------------
Common Stock, par value $.0001                          4,894,261
Class B Common Stock, par value $.0001                        158
Class C Common Stock, par value $.0001                    382,513
Class A Preferred Stock, par value $.0001                 313,451

FONAR CORPORATION AND SUBSIDIARIESINDEXPART I - FINANCIAL INFORMATION
                                                                     PAGE
Item 1.  Financial Statements
   Condensed Consolidated Balance Sheets - September 30, 2007
     (Unaudited) and June 30, 2007

   Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2007 and
     September 30, 2006 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Loss for the Three Months Ended
     September 30, 2007 and September 30, 2006 (Unaudited)

   Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2007 and
     September 30, 2006 (Unaudited)

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                              September 30,   June 30,
                                                          2007         2007
                                                      (UNAUDITED)
Current Assets:                                     -------------   --------
  Cash and cash equivalents                              $ 1,495    $ 1,470

  Marketable securities                                    2,693      1,979

  Accounts receivable - net                                4,047      3,528

  Accounts receivable - related parties -net                 556        445

  Medical receivables - net                                2,359      2,781

  Management fee receivable - net                          4,163      5,096

  Management fee receivable - related
    medical practices - net                                2,111      1,354

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                      31       -

  Inventories                                              4,776      4,466

  Current portion of advances and notes to related
    medical practices                                        260        216

  Current portion of notes receivable less discount for
    below market interest                                    589        578

  Prepaid expenses and other current assets                1,358      1,103
                                                        --------   --------
        Total Current Assets                              24,438     23,016
                                                        --------   --------

Property and equipment - net                               4,805      5,159

Advances and notes to related medical practices - net        398        474

Notes receivable less discount for below market interest   5,388      5,528

Other intangible assets - net                              5,445      5,345

Other assets                                               1,705      1,688
                                                        --------   --------
        Total Assets                                    $ 42,179   $ 41,210
                                                        ========   ========

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

                                                    September 30,  June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2007       2007
                                                      (UNAUDITED)
Current Liabilities:                                -------------   --------
  Current portion of long-term debt and
    capital leases                                       $   256    $   257
  Accounts payable                                         3,315      3,940
  Other current liabilities                                7,400      7,755
  Unearned revenue on service contracts                    4,486      4,607
  Unearned revenue on service
    contracts - related parties                              564        460
  Customer advances                                       10,669     10,039
  Customer advance - related party                           492         42
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                      4,906      3,481
                                                        --------   --------
      Total Current Liabilities                           32,088     30,581

Long-Term Liabilities:
  Due to related medical practices                            93         93
  Long-term debt and capital leases,
   less current portion                                      901        956
  Other liabilities                                          130        150
                                                        --------   --------
      Total Long-Term Liabilities                          1,124      1,199
                                                        --------   --------
      Total Liabilities                                   33,212     31,780
                                                        --------   --------
Minority interest                                            143        532
                                                        --------   --------

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED, except share data)

                                                     September 30,   June30,
LIABILITIES AND STOCKHOLDERS' EQUITY                     2007         2007
     (continued)                                      (UNAUDITED)
                                                    -------------   --------
STOCKHOLDERS' EQUITY:

Class A  non-voting  preferred  stock  $.0001 par value;
1,600,000  authorized, 313,451 issued and outstanding
at September 30, 2007 and June 30, 2007                     -          -

Common Stock $.0001 par value;  30,000,000 shares
authorized  at September 30, 2007 and June 30, 2007,
4,905,850 issued at September 30, 2007 and 4,885,850
at June 30, 2007; 4,894,207 outstanding at
September 30, 2007 and 4,874,207 at June 30, 2007              1          1

Class B Common Stock $.0001 par value; 800,000 shares
authorized, (10 votes per share), 158 issued and
outstanding at September 30, 2007 and June 30, 2007         -          -

Class C Common Stock $.0001 par value;  2,000,000 shares
authorized, (25 votes per share), 382,513 issued
and outstanding at September 30, 2007 and June 30, 2007        -          -

Paid-in capital in excess of par value                   172,206    172,072
Accumulated other comprehensive loss                        (105)      (104)
Accumulated deficit                                     (162,081)  (161,872)
Notes receivable from employee stockholders                 (522)      (524)
Treasury stock, at cost - 11,643 shares of common stock
  at September 30, 2007 and June 30, 2007                   (675)      (675)
                                                        --------   --------
      Total Stockholders' Equity                           8,824      8,898
                                                        --------   --------
      Total Liabilities and Stockholders' Equity        $ 42,179   $ 41,210
                                                        ========   ========

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)(000's OMITTED, except per share data)
                                                        FOR THE THREE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                         -------------------
                                                           2007       2006
REVENUES                                                 --------   --------
  Product sales - net                                    $ 2,589    $ 2,317
  Product sales - related parties - net                        -        139
  Service and repair fees - net                            2,465      2,281
  Service and repair fees - related parties - net            254        242
  Management and other fees - net                          1,885       -
  Management and other fees - related medical
    practices - net                                        1,476      2,804
                                                         --------   --------
     Total Revenues - Net                                  8,669      7,783
                                                         --------   --------
COSTS AND EXPENSES
  Costs related to product sales                           2,811      2,442
  Costs related to product sales - related parties          -           144
  Costs related to service and repair fees                 1,190      1,243
    Costs related to service and repair
       fees - related parties                                123        132
  Costs related to management and other fees               1,089       -
  Costs related to management and other
    fees - related medical practices                         947      2,004
  Research and development                                 1,163      1,432
  Selling, general and administrative, inclusive
    of compensatory element of stock issuances of
    $0 and $ 98 for the three months ended
    September 30, 2007 and 2006, respectively              5,287      6,427
  Provision for bad debts                                    165         50
                                                         --------   --------
     Total Costs and Expenses                             12,775     13,874
                                                         --------   --------
Loss From Operations                                      (4,106)    (6,091)

Interest Expense                                            (102)       (71)
Investment Income                                            180        199
Interest Income - Related Parties                              9         11
Other Income                                                   6         39
Minority Interest in Income of Partnerships                 (162)      (192)
Gain on Sale of Investment                                   571       -
Gain on Sale of Consolidated Subsidiary                    3,395       -
                                                         --------   --------
NET LOSS                                                $   (209)  $ (6,105)
                                                         ========   ========

Basic and Diluted Loss Per Common Share                    $(.04)    $(1.29)
                                                         ========   ========
Other comprehensive (loss) income net of tax:
    Unrealized (losses) gains on securities,
      net of tax                                              (2)        86
                                                         --------   --------
Total comprehensive loss                                 $  (211)   $(6,019)
                                                         ========   ========

Weighted Average Number of Common Shares Outstanding    4,884,207  4,738,088

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(000'S OMITTED)
                                                        FOR THE THREE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                         -------------------
                                                           2007       2006
                                                         --------   --------
Cash Flows from Operating Activities
 Net loss                                               $   (209)  $ (6,105)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
    Minority interest in income of partnerships              162        192
    Depreciation and amortization                            558        656
    Gain on sale of consolidated subsidiary               (3,395)      -
    Gain on sale of investment                              (571)      -
    Provision for bad debts                                  165         50
    Compensatory element of stock issuances                 -            98
    Stock issued for costs and expenses                      135      1,851
    (Increase) decrease in operating assets, net:
       Accounts, management fee and medical receivable(s) (1,363)       359
       Notes receivable                                      130         71
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                   (31)     2,902
       Inventories                                          (310)       839
       Principal payments received on sales type lease      -            47
       Prepaid expenses and other current assets            (255)      (707)
       Other assets                                          (20)       (30)
       Advances and notes to related medical practices        19          5
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                     (625)      (967)
       Other current liabilities                            (373)      (149)
       Customer advances                                   1,080      1,332
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                 1,425     (1,015)
       Other liabilities                                     (20)       (14)
       Income taxes payable                                 -            (8)
                                                         --------   --------
Net cash used in operating activities                     (3,498)      (593)
                                                         --------   --------

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)
                                                        FOR THE THREE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                         -------------------
                                                           2007       2006
                                                         --------   --------
Cash Flows from Investing Activities:
  Sales of marketable securities                              50        398
  Purchases of marketable securities                        (765)      -
  Purchases of property and equipment                        (51)      (117)
  Costs of capitalized software development                 (187)      (184)
  Cost of patents                                            (88)      (165)
  Proceeds from sale of investment                           571       -
  Proceeds from sale of consolidated subsidiary            4,142       -
                                                         --------   --------
Net cash provided by (used in) investing activities        3,672        (68)
                                                         --------   --------

Cash Flows from Financing Activities:
  Distributions to holders of minority interest              (95)      (203)
  Repayment of borrowings and capital
    leases                                                   (56)       (45)
  Net proceeds from exercise of stock options
     and warrants                                            -           50
  Net proceeds from sale of common stock                     -          373
  Repayment of notes receivable from employee
     stockholders                                              2         37
                                                         --------   --------
Net cash (used in) provided by financing activities         (149)       212
                                                         --------   --------

Net Increase (Decrease) in Cash and Cash Equivalents          25       (449)

Cash and Cash Equivalents - Beginning of Period            1,470      4,557
                                                         --------   --------
Cash and Cash Equivalents - End of Period                $ 1,495    $ 4,108
                                                         ========   ========

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on October 2, 2007 for the fiscal year ended June 30, 2007.

Liquidity and Capital Resources

The Company's principal source of liquidity has been derived from revenues, as well as cash provided by previous debt and equity financing. The Company's management currently expects this to continue. At September 30, 2007, the Company had a working capital deficit of approximately $7.7 million. For the three months ended September 30, 2007, the Company incurred a net loss of approximately $209,000 which included non-cash charges of approximately $858,000.

In July 2007, the Company sold its 50% interest (to an unrelated third party) in an entity that provided management services to a diagnostic center in Orlando, Florida and 20% interest in an unconsolidated entity and received proceeds of approximately $4.8 million.

Sales levels remain weak and the Company continues to focus its efforts on increased advertising and marketing campaigns, and distribution programs to strengthen the demand for Fonar's products. Management anticipates that Fonar's capital resources will improve as Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales. If the Company is not successful with its current marketing efforts to increase sales, then the Company will experience a shortfall in cash necessary to sustain operations at their current levels. Should weak demand continue, the Company has determined it will be necessary to reduce overhead expenses or seek other sources of funds through the issuance of equity or debt financing in order to maintain sufficient funds available to operate subsequent to September 30, 2008. The reduction in overhead expenses might need to be substantial in order for the Company to streamline operations to an efficient level.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships
(collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reverse Stock Split

On April 17, 2007, the Company effected a one-for-twenty-five reverse split of its issued and outstanding common stock, Treasury Shares of the Common Stock, the Class B Common Stock, the Class C Common Stock, the Class A Non-Voting Preferred Stock and Preferred Stock. At such time, the Company also reduced the number of its authorized shares available for issuance for each class of stock. The accompanying condensed consolidated financial statements, notes and other references to share and per share data have been retroactively restated to reflect the reverse stock splits for all periods presented.

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with EITF 03-6, "Participating Securities and the Two-Class method under FASB Statement No. 128" ("EITF 03-6"), the Company's participating convertible securities, which include Class B common stock and Class C common stock, are not included in the computation of basic EPS for three months ended September 30, 2007 and 2006, because the participating securities do not have a contractual obligation to share in the losses of the Company.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of certain options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation was approximately 279,000 and 281,000 because they were antidilutive as a result of a net loss for the three months ended September 30, 2007 and 2006, respectively.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

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

For the period ending prior to July 1, 2005, as permitted under SFAS No. 148, "Accounting for Stock-Based Compensation Transactions and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation", the Company had elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25 "Accounting for Stock Issued to Employees", and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost was reflected in operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS NO. 155, Accounting for Certain Hybrid Financial Instruments--An Amendment of FASB No. 133 and 140. The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006. The adoption of this standard on July 1, 2007 did not have a material effect on the Company's consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of SFAS No. 140. SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently adjusted to the fair value at the end of each reporting period. This statement is effective in fiscal years beginning after September 15, 2006. The adoption of this standard on July 1, 2007 did not have a material effect on the Company's consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 will become effective for the Company in fiscal 2009. We are currently assessing the impact of SFAS No. 157; however, we do not believe the adoption of this standard will have a material effect on the Company's condensed consolidated financial statements.

In February, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 provides Companies with an option to report selected financial assets and liabilities at fair value. FAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between Companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 requires Companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. FAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. The Company did not early adopt FAS 159. The Company is currently assessing the impact of SFAS No. 159; however we do not believe the adoption of this standard will have a material effect on its consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

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

In June 2006, the EITF reached a consensus on Issue No. 06-3 ("EITF 06-3"), " Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions ." The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after December 15, 2006 with early adoption is permitted. The adoption of this standard did not have a material effect on the Company's condensed consolidated financial statements.

Effective   January  1,  2007,  the  Company  adopted  the  provisions  of  FASB
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a corporate tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest expense, net". Penalties if incurred would be recognized as a component of "General and administrative" expenses.

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

The adoption of the provisions of FIN 48 did not have a material impact on the Company's condensed consolidated financial position and results of operations. As of September 30, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company recognized a deferred tax asset of approximately $72 million as of September 30, 2007, primarily relating to net operating loss carryforwards of approximately $156 million, available to offset future taxable income through 2028.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established for the full value of the deferred tax asset. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation. Should the Company become profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year
presentation.   The  reclassifcations  did  not  have  any  effect  on  reported consolidated net losses for any periods presented.



NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE

Medical Receivables

The Company was assigned medical receivables valued at $11,775,000, in connection with the satisfaction of the management fees and termination fees related to a Termination and Replacement Agreement dated May 23, 2005. The balance of the net medical receivables as of September 30, 2007 was $2,359,000.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE (Continued)


Accounts Receivable and Management Fee Receivable

Receivables, net is comprised of the following at September 30, 2007:

                                              (000's Omitted)

                                 Gross         Allowance for
                                 Receivable   doubtful accounts         Net
                                 ----------   -----------------   -------------
Receivables from equipment
sales and service contracts       $ 5,296          $ 1,249           $ 4,047
                                 ==========   =================   =============

Receivables from equipment
sales and service contracts-
related parties                   $ 1,202          $   646           $   556
                                 ==========   =================   =============

Management fee receivables        $ 6,373          $ 2,210           $ 4,163
                                 ==========   =================   =============

Management fee receivables
from related medical
practices ("PC's")                $ 4,204          $ 2,093           $ 2,111
                                 ==========   =================   =============


The Company's customers are concentrated in the healthcare industry.

The Company's receivables from the related and non-related professional corporations (PC's) substantially consists of fees outstanding under management agreements. Payment of the outstanding fees is dependent on collection by the PC's of fees from third party medical reimbursement organizations, principally insurance companies and health management organizations.

In the case of contracts with the MRI facilities, fees were charged by the Company during fiscal 2007 based on the number of procedures performed. In the case of the physical therapy and rehabilitation practices the Company's previously managed, flat fees were charged on a monthly basis. Fees are subject to adjustment on an annual basis, but must be based on mutual agreement. The per procedure charges to the MRI facilities during fiscal 2007 ranged from $275 to $500 per MRI scan. Commencing in fiscal 2008, however, eight of the MRI facilities will be charged a flat fee, pursuant to the new contracts entered into by the Company following the sale of said MRI facilities at the end of fiscal 2007 by Dr. Raymond Damadian to an unrelated third party.

As of June 22, 2007, an unrelated third party purchased the stock of the professional corporations owning the eight New York sites managed by the Company, previously owned by Dr. Raymond V. Damadian, the President, Chairman of the Board and principal stockholder of Fonar. In connection with the sale, new management agreements were substituted for the existing management agreements, providing, however, for the same management services. The fees in fiscal 2008, however, will be flat monthly fees in the aggregate amount of $732,250 per month.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE (Continued)

Accounts Receivable and Management Fee Receivable (Continued)

Dr. Damadian still owns the four MRI facilities in Georgia and Florida managed by the Company. No MRI facilities or other medical facilities are owned by the Company.

Collection by the Company of its management fee receivable may be impaired by the uncollectibility of the PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 40% and 42% of the PC's net revenues for both the three months ended September 30, 2007 and 2006, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Certain no-fault insurers have raised issues concerning whether the Company's clients, the "P.C.'s," are in compliance with certain laws, including, but not limited to, laws governing their corporate structure and/or licensing, their entitlement or standing to seek and/or obtain no-fault benefits, and/or laws prohibiting the corporate practice of medicine, fee-splitting and/or physician self referrals. To the extent any claims are asserted against the P.C.'s, the Settlement of such claims could result in the P.C.'s waiving their rights to collect certain of their insurance claims. Management believes that the Company and the P.C.'s are not in violation of any of the above mentioned laws. Since the resolution or settlement of these claims with the insurance companies could have a material impact on the collection of management fees by the Company from its P.C.'s, the Company has provided reserves for uncollectable fees related to this matter.

On February 8, 2006, the Deficit Reduction Act of 2005 ("DRA") was signed into law by President George W. Bush. The DRA would result in caps on Medicare and Medicaid payment rates for most imaging services, including MRI and CT, furnished in physicians' offices and other non-hospital based settings. Under the cap, payments for these imaging services could not exceed the hospital outpatient payment rates for those services. This change applied to services furnished by the P.C.'s on or after January 1, 2007. Although the professional corporations managed by the Company bill for scans on a "global" basis, which means a single fee per scan, the limitation is applicable only to the technical component of the services, which is the payment or portion of the payment attributable to the non-professional services. If the fee for the technical component of the service (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), under the Physician Fee Schedule, then the payment would be limited to the Physician Fee Schedule rate.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE (Continued)

Accounts Receivable and Management Fee Receivable (Continued)

Currently, a statute in the State of Florida required all drivers, licensed in the State of Florida, to carry a $10,000 no-fault insurance policy covering personal injury protection benefits. This statute expired in October 2007 but will be in effect again in a slightly revised form on January 1, 2008.
Management does not believe that the expiration of this statute will have a material impact on the Company's condensed consolidated financial position or results of consolidated operations in the future.

While the Company has prepared certain estimates of the impact of the above discussed changes and possible changes, it is not possible to fully quantify their impact on its business. There can be no assurance that the impact of these changes will not be greater than estimated or that any future health care legislation or reimbursement changes will not adversely affect the Company's business.

Net revenues from management and other fees charged to the related P.C.'s accounted for approximately 17.0% and 36.0% of the consolidated net revenues for the three months ended September 30, 2007 and 2006, respectively. Product sales and service repair fees from related parties amounted to approximately 1.1% and 4.9% of consolidated net revenues for the three months ended September 30, 2007 and 2006 respectively.

HMCA entered into a management agreement in September 2007 with Integrity Healthcare Management Inc ("Integrity"). Under the terms of the agreement, Integrity will provide the billings and collections for HMCA's facilities as well as assist in the management of the facilities. The existing management agreements between the facilities and HMCA will remain in place. Integrity will receive as compensation an annual fee equal to one-half of the increase in the consolidated cash flow of HMCA and the facilities over the period from July 1, 2006 through June 30, 2007. The term of the agreement is one year with an automatic year to year renewal, but may be terminated by either party without cause at the end of any year. As of September 30, 2007, no management fees were earned by Integrity. Integrity is a subsidiary of Health Diagnostics, LLC. The Chief Operating Officer of Health Diagnostics, LLC, Timothy Damadian, is a son of the President and Chief Executive Officer of Fonar, Dr. Raymond Damadian. In July 2007, Integrity and related parties sold a business (consisting of management companies and diagnostic centers) to Health Diagnostics, LLC and subsequently accepted a three year employment position (non-equity) with Health Diagnostics, LLC. At the time, Health Diagnostics, LLC purchased the above business, Fonar sold its entire 20% interest in a Bronx diagnostic business and its entire 50% interest in a Florida management company to Healthcare
Diagnostic, LLC (see Note 8). From time to time Health Diagnostics, LLC may purchase MRI systems from Fonar. As of September 30, 2007, Health Diagnostics, LLC had placed order with Fonar to purchase six Upright(TM) MRI systems.

Unaudited Financial Information of Unconsolidated Managed Medical Practices

Audited financial information related to the unconsolidated related and unrelated P.C.'s managed by the Company is not available. Substantially all of these medical practices' books and records are maintained on a cash basis, they depreciate their equipment on an accelerated tax basis and have a December 31 year end.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE (Continued)

Summarized income statement data for the three months ended September 30, 2007 and 2006 related to the unconsolidated medical practices managed by the Company is as follows:

                     (000's omitted) (Income Tax-Cash Basis)
                                For the three months ended September 30,

                                              2007         2006
                                            --------     --------
             Patient Revenue - Net          $ 4,369      $ 4,762
                                            ========     ========
             (Loss) Income from Operations  $  (327)     $   183
                                            ========     ========
             Net Loss                       $  (472)     $  ( 59)
                                            ========     ========


NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet at September 30, 2007 consist of:

                                 (000's omitted)

               Purchased parts, components
                  and supplies                       $ 2,936
               Work-in-process                         1,840
                                                     -------
                                                     $ 4,776
                                                     =======


NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of September 30, 2007 is as follows: (000's omitted)

         Costs incurred on uncompleted
                  contracts                          $ 3,904
         Estimated earnings                            1,731
                                                     --------
                                                       5,635
         Less: Billings to date                       10,510
                                                     --------
                                                     $(4,875)
                                                     ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES (Continued)

Included in the accompanying condensed consolidated balance sheet at September 30, 2007 under the following captions:

   Costs and estimated earnings in excess of
         billings on uncompleted contracts           $    31
   Less: billings in excess of costs and estimated
         earnings on uncompleted contracts             4,906
                                                     --------
                                                     $(4,875)
                                                     ========

2)   Customer advances consist of the following as of September 30, 2007:

                                                   Related
                                        Total      Party         Other
                                       --------    --------    -------

Total Advances                         $ 21,671    $    492    $ 21,179
Less: Advances
       on contracts under construction   10,510        --        10,510
                                       --------    --------    --------
                                       $ 11,161    $    492    $ 10,669
                                       ========    ========    ========


NOTE 6 -STOCKHOLDERS' EQUITY

Common Stock

During the three months ended September 30, 2007:
     a) The Company issued 20,000 shares of common stock for costs and expenses of $134,739.


NOTE 7 - OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

                                 (000's omitted)
                                           September 30,           June 30,
                                               2007                  2007
                                           -------------        -------------
     Royalties                             $        571         $        635
     Accrued salaries, commissions
              and payroll taxes                   1,373                1,106
     Accrued interest                               604                  573
     Litigation accruals                            193                  193
     Sales tax payable                            3,012                3,037
     Other                                        1,647                2,211
                                           -------------        -------------
                                           $      7,400         $      7,755
                                           =============        =============

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


NOTE 8 - SALE OF INVESTMENT AND CONSOLIDATED SUBSIDIARY

Sale of Investment
------------------

On July 31, 2007, the Company sold its 20% equity interest in an unconsolidated entity (management company for a diagnostic center) to an unrelated third party (see note 3). The selling price was $629,195. The Company realized a gain on the sale of the equity interest of $571,161.

The gain was calculated as follows:

         Selling Price:                                       $629,195
                  Less: Closing costs                          (58,034)
         Selling Price - Net cash paid                         571,161

         Cost Basis                                               -
                                                              ---------
         Gain on sale of investment                           $571,161
                                                              =========

Sale of Consolidated Subsidiary
-------------------------------

On July 31, 2007, the Company sold its 50% interest (to an unrelated third party) (see note 3) in an entity that provided management services to a diagnostic center in Orlando, FL. The Company continues to manage other diagnostic centers in the Florida region.

The unrelated third party purchased all assets and assumed all liabilities of the diagnostic center which included cash, the management fee receivable, furniture and fixtures and other miscellaneous assets. The purchase price for the 50% interest was $4,499,768 and after closing costs the amount received was $4,256,372.

The following is the calculation of the gain on sale of the 50% interest in a consolidated subsidiary:

         Selling Price:                                     $4,499,768
         Less: Closing costs                                  (243,396)
                                                            -----------
         Selling Price - Net cash paid:                      4,256,372

         Assets sold:
                  Cash                   $   114,238
                  Management fee
                      receivable           1,166,100
                  Property and
                       equipment - net        22,673
                  Other assets                14,759
                  Minority interest        (456,373)
                                         ------------
         Subtotal                                              861,397
                                                            -----------
         Gain on sale of consolidated subsidiary            $3,394,975
                                                            ===========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


NOTE 9 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of diagnostic imaging centers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company's 10-K as of June 30, 2007. All inter-segment sales are market-based. The Company evaluates performance based on income or loss from operations.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                (000's omitted)

                                                           Management
                                                           of
                                                           Diagnostic
                                                Medical    Imaging
                                                Equipment  Centers     Totals
                                                ---------  ----------  ---------
For the three months ended September 30, 2007:

Net revenues from external customers            $  5,308   $ 3,361     $ 8,669
Inter-segment net revenues                      $    235   $  -        $   235
(Loss) Income  from operations                  $ (4,185)  $    79     $(4,106)
Depreciation and amortization                   $    330   $   228     $   558
Capital expenditures                            $    275   $    51     $   326
Identifiable assets                             $ 23,453   $18,726     $42,179

For the three months ended September 30, 2006:

Net revenues from external customers            $  4,979   $ 2,804     $ 7,783
Inter-segment net revenues                      $    183   $  -        $    183
Loss from operations                            $ (5,577)  $  (514)    $ (6,091)
Depreciation and amortization                   $    383   $   273     $    656
Compensatory element of stock issuances         $     93   $     5     $     98
Capital expenditures                            $    434   $    32     $    466
Identifiable assets - June 30, 2007             $ 21,098   $20,112     $ 41,210


NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2007 and September 30, 2006, the Company paid $62,000 and $71,000 for interest, respectively.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such actions, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)

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

Other Matters

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

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of September 30, 2007, the Company has recorded tax obligations of approximately $1,620,000 plus interest and penalties of approximately $1,000,000. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company has determined they may not be in compliance with the Department of Labor and Internal Revenue Service regulations concerning the requirements to file Form 5500 to report activity of its 401(k) Employee Benefit Plan. The filings do not require the Company to pay tax, however they may be subject to penalty for non-compliance. The Company has recorded provisions for any potential penalties totaling $250,000. Such amount is the Company's best estimate of potential penalties. Management is unable to determine the outcome of this uncertainty. The Company has engaged outside counsel to handle such matters to determine the necessary requirements to ensure compliance. Such non-compliance could impact the eligibility of the plan.


NOTE 12 - SUBSEQUENT EVENTS

Common Stock

During the period from October 1, 2007 through October 31, 2007:

a) The Company issued 54 shares of common stock to employees as compensation valued at $317 under stock bonus plans.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the three month period ended September 30, 2007, we reported a net loss of $209,000 on revenues of $8.7 million as compared to net loss of $6.1 million on revenues of $7.8 million for the three month period ended September 30, 2006.

     We note improvement in both our net loss and revenues for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006. Net losses improved by 96.6%, ($209,000 as compared to $6.1 million), on a revenue increase of 11.4% ($8.7 million as compared to $7.8 million).

     Operating losses improved by 32.6% ($4.1 million for the first three months of fiscal 2008 as compared to $6.1 million for the first three months of fiscal
2007). The larger portion of the improvement in the net loss was due to gains realized on the sale in July 2007 of our 50% interest in a consolidated entity and our 20% interest in unconsolidated entity to an unrelated third party. We received proceeds of approximately $4.8 million and recognized gains of approximately $4.0 million in the aggregate. Both entities were engaged in the business of managing MRI facilities.

     We believe the improvements in our operating results have resulted in part from reduced apprehension on the part of Fonar Upright(TM) MRI customers regarding the anticipated negative impact of the Deficit Reduction Act (DRA) on scanner income and the magnitude of the impact. We believe direct experience by Fonar Upright(TM) MRI customers with the DRA's revenue impact since it became effective January 1, 2007 has been largely offset by the growth in demand for Upright(TM) MRI scans because of the unique benefits of the Fonar Upright(TM) MRI. This has encouraged them in their plans and encouraged other physicians to proceed with their plans to purchase Fonar Upright(TM) MRI scanners.

     In addition, we have reduced our total costs and expenses by 7.9%, from $13.9 million in the first quarter of fiscal 2007 to $12.8 million in the first quarter of fiscal 2008. This was primarily the result of our improved and streamlined advertising program, which enabled us to reduce advertising and trade show expenditures by approximately $772,000. Overall, there was a reduction of our selling, general and administrative costs of 17.7%, from $6.4 million in the first quarter of fiscal 2007 to $5.3 million in the first quarter of fiscal 2008.

     In addition,  we plan to continue to expand our sales force,  both in terms
of  hiring  more  sales  personnel  and   establishing  a  network  of  domestic
distributors, as well as improving our network of foreign distributors.

     We also are monitoring the performance of our existing users in order to establish teams to assist underperforming customers improve their scan volume. In addition, we have held seminars to assist customers in their marketing efforts and are in the process of developing a web site to assist our customers in their marketing efforts.

     Importantly, we are beginning to penetrate the hospital market. The Fonar Upright(TM) MRI scanner is the only scanner which enables weight-bearing scans of the spine, which is critical in making a correct diagnosis of spine diseases such as low back pain and therefore the key to performing the correct surgery of the spine.

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


Results of Operations

     We operate in two industry segments: the manufacture and servicing of medical (MRI) equipment, our traditional business which is conducted directly by Fonar, and diagnostic facilities management services, which is conducted through Fonar's wholly-owned subsidiary, Health Management Corporation of America, which we also refer to as HMCA. During July 2007 HMCA sold its 50% interest in a consolidated entity for approximately $4.3 million and its 20% interest in an unconsolidated entity for approximately $571,000 to an unrelated third party.

     Trends in the first quarter of fiscal 2008 include an increase in product sales revenues, service and repair fees, and management and other fees, and a decrease in total costs and expenses. We will continue to focus on increased marketing efforts, including advertising, and adding additional sales personnel and distributors, where appropriate, to improve sales performance in fiscal 2008. During fiscal 2007, the Company also hired an additional advertising and marketing executive, who had previously been associated with our independent advertising agency. In addition, we will continue our efforts to reduce costs through our procurement policies and streamlining our operations.

     For the three month period ended September 30, 2007, as compared to the three month period ended September 30, 2006, overall revenues from MRI product sales increased 5.4% ($2.6 million compared to $2.5 million). Unrelated party scanner sales ($2.6 million compared to $2.3 million) increased at a rate of 11.7%. There were no related party scanner sales for the three month period ended September 30, 2007 compared to $139,000 for the three month period ended September 30, 2006.

     Service revenues, increased by 7.8% ($2.7 million compared to $2.5 million) because of additional customers entering into service agreements with Fonar for their scanners following the expiration of the warranty period on their equipment. Unrelated party service and repair fees increased by 8.1% ($2.4 million compared to $2.3 million) and related party service and repair fees increased by 5.0% ($254,000 compared to $242,000). We anticipate that there will continue to be increases in service revenues as warranties on installed scanners expire over time.

     There were approximately $198,000 in foreign revenues for the first three months of fiscal 2008 as compared to approximately $259,000 in foreign revenues for the first three months of fiscal 2007, representing a decrease in foreign revenues of 23.6%. The Company is making a concerted effort to increase foreign sales, most recently through its foreign distributors and attendance at trade shows.

     Overall, for the first quarter of fiscal 2008, revenues for the medical equipment segment increased by 6.6% to $5.3 million from $5.0 million for the first quarter of fiscal 2007. The revenues generated by HMCA increased, by 19.9% to $3.4 million for the first quarter of fiscal 2008 as compared to $2.8 million for the first quarter of fiscal 2007.

     We recognize MRI scanner sales revenues on the "percentage of completion" basis, which means the revenues are recognized as the scanner is manufactured. Revenues recognized in a particular quarter do not necessarily reflect new orders or progress payments made by customers in that quarter. We build the scanner as the customer meets certain benchmarks in its site preparation in order to minimize the time lag between incurring costs of manufacturing and our receipt of the cash progress payments from the customer which are due upon delivery. Consequently, there can be a disparity between the revenues recognized in a fiscal period and the number of product sales. Generally, the recognized revenue results from revenues from a scanner sale are recognized in a fiscal quarter or quarters following the quarter in which the sale was made.

     Costs related to product sales increased by 8.7% from $2.6 million in the first quarter of fiscal 2007 to $2.8 million in the first quarter of 2008, reflecting the corresponding increase in product sales revenues. Costs related to providing service decreased by 4.5% from $1.4 million in the first quarter of fiscal 2007 to $1.3 million in the first quarter of 2008, notwithstanding the increase in service and repair revenues.

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

     Overall, our operating loss for our medical equipment segment was $4.2 million for the first three months of fiscal 2008 as compared to operating loss of $5.6 million for the first three months of fiscal 2007.

     HMCA revenues increased in the first quarter of fiscal 2008, by 19.9% to $3.4 million from $2.8 million for the first quarter of fiscal 2007 due to fee structure change to the eight New York facilities we manage. We now manage ten sites equipped with Upright(TM) MRI scanners. HMCA experienced an operating income of $79,000 for the first three months of fiscal 2008 compared to operating loss of $514,000 for the first three months of fiscal 2007.

     HMCA cost of revenues for the first quarter of fiscal 2008 remained constant at $2.0 million for the first quarter of fiscal 2008 and 2007.

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

     For the purpose of improving the performance of HMCA and the facilities, HMCA entered into an agreement in September, 2007 with Integrity Healthcare Management, Inc. ("Integrity"), which is a wholly-owned subsidiary of Health Diagnostics, LLC. The Chief Operating Officer of Health Diagnostics, LLC, Timothy Damadian is a son of the President and Chief Executive Officer of Fonar, Dr. Raymond Damadian. Under the terms of the agreement, Integrity will supervise and direct HMCA and the management of the facilities. The existing management agreements between the facilities and HMCA will remain in place. Integrity will receive as compensation an annual fee equal to one-half of the increase in the consolidated cash flow of HMCA and the facilities over the period from July 1, 2006 through June 30, 2007. The term of the agreement is on an automatically renewable year to year basis, but may be terminated by either party without cause at the end of any year. From time to time Health Diagnostics, LLC, may also purchase MRI scanners from Fonar. As of September 30, 2007, Healthcare Diagnostics, LLC had placed orders with Fonar to purchase six Upright(TM) MRI scanners.

     On February 8, 2006, the Deficit Reduction Act of 2005 ("DRA") was signed into law by President George W. Bush. The DRA, which went into effect in the beginning of calendar 2007, places caps on Medicare and Medicaid payment rates for most imaging services, including MRI and CT, furnished in physicians' offices and other non-hospital based settings. Under the cap, payments for these imaging services cannot exceed the hospital outpatient payment rates for those services. This change applies to services furnished by the professional corporations managed by HMCA on or after January 1, 2007. Although the professional corporations managed by HCMA bill for scans on a "global" basis, which means a single fee per scan, the limitation is applicable only to the technical component of the services, which is the payment or portion of the payment attributable to the non-professional services. If the fee for the technical component of the service (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), under the Physician Fee Schedule, then the payment would be limited to the Physician Fee Schedule rate.

     Currently, a statute in the State of Florida requires all drivers licensed in the State of Florida to carry a $10,000 no-fault insurance policy covering personal injury protection benefits. This statute expired in October 2007. Management does not believe that the expiration of this statute will have a material impact on our consolidated financial position or results of consolidated operations.

     While we have prepared certain estimates of the impact of the above discussed changes and possible changes, it is not possible to fully quantify their impact on our business. There can be no assurance that the impact of these changes will not be greater than estimated or that any future health care legislation or reimbursement changes will not adversely affect our business.

     The increase in our total net revenues of 11.4% from $7.8 million in the first three months of fiscal 2007 to $8.7 million in the first three months of fiscal 2008, was accompanied by a decrease of 7.9% in total costs and expenses from $13.9 million in the first three months of fiscal 2007 compared to $12.8 million in the first three months of fiscal 2008. As a result, our operating loss decreased from $6.1 million in the first three months of fiscal 2007 to $4.1 million in the first three months of fiscal 2008.

     Selling, general and administrative expenses decreased by 17.7% from $5.3 million in the first three months of fiscal 2008 from $6.4 million in the first three months of fiscal 2007. The compensatory element of stock issuances, which is now included in selling, general and administrative expenses, decreased from $98,000 in the first three months of fiscal 2007 to $0 in the first three months of fiscal 2008. This reflects a lesser use of Fonar's stock in lieu of cash to pay employees, consultants and professionals for services.

     Research and development expenses decreased by 18.8 % to $1.2 million for the first three months of fiscal 2008 as compared to $1.4 million for the first three months of fiscal 2007.

     Interest expense in the first three months of fiscal 2008 increased by 43.7% to $102,000 from $71,000 for the first three months of fiscal 2007.

     Inventories increased by 6.9% to $4.8 million at September 30, 2007 as compared to $4.5 million at June 30, 2007 as the Company's, representing our purchase of raw materials and components to fill orders.

     Management fee and medical receivables decreased by 6.5% to $8.6 million at September 30, 2007 from $9.2 million at June 30, 2007, primarily due to collections on the Company's medical receivables.

     The overall trends reflected in the results of operations for the first three months of fiscal 2008 are an increase in revenues from product sales, as compared to the first three months of fiscal 2007 ($2.6 million for the first three months of fiscal 2008 as compared to $2.5 million for the first three months of fiscal 2007), and a decrease in MRI equipment segment revenues relative to HMCA revenues ($5.3 million or 61% from the MRI equipment segment as compared to $3.4 million or 39% from HMCA, for the first three months of fiscal 2008, as compared to $5.0 million or 64% from the MRI equipment segment and $2.8 million or 36%, from HMCA, for the first three months of fiscal 2007). In addition, we experienced an increase in unrelated party sales relative to related party sales in our medical equipment product sales ($2.6 million or 100% to unrelated parties for the first three months of fiscal 2008 as compared to $2.3 million, or 94% to unrelated parties and $139,000 or 6% to related parties for the first three months of fiscal 2007).

     We are committed to continuing the improvement in our operating results we experienced in the first three months in fiscal 2008. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, payor reimbursement rates and policies, and unexpected expenditures or the timing of such expenditures, make it impossible to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Company's operating results.

     Our  Upright(TM)  MRI, and  Fonar-360(TM)  MRI scanners,  together with our
works-in-progress,   are  intended  to  significantly  improve  our  competitive position.

     Our Upright(TM) MRI scanner, which operates at 6000 gauss (.6 Tesla) field strength, allows patients to be scanned while standing, sitting, reclining and in multiple flexion and extension positions. It is common in visualizing the spine that abnormalities are visualized in some positions and not others. This enables surgical corrections that heretofore would be unaddressable for lack of visualizing the symptom causing the pathology. A floor-recessed elevator brings the patient to the height appropriate for the targeted image region. A custom-built adjustable bed will allow patients to sit or lie on their backs, sides or stomachs at any angle. Full-range-of-motion studies of the joints in virtually any direction are possible and another promising feature for sports injuries. Most recently a new important application has been discovered for the Fonar Upright(TM) MRI, namely the evaluation of spinal scoliosis in young women. In a 2000 publication of the National Cancer Institute women with scoliosis were discovered to have a 70% increase in breast cancer which was presumed to arise from the repeated chest x-rays needed to monitor treatment. Upright(TM) MRI is now available to provide a radiation-free alternative to meet this need.

     The Upright MRI(TM) will also be useful for MRI directed neuro-surgical procedures as the surgeon would have unhindered access to the patient's head when the patient is supine with no restrictions in the vertical direction. This easy-entry, mid-field-strength scanner should be ideal for trauma centers where a quick MRI-screening within the first critical hour of treatment will greatly improve patients' chances for survival and optimize the extent of recovery.

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

Liquidity and Capital Resources

     Cash, cash equivalents and marketable securities increased from $3.4 million at June 30, 2007 to $4.2 million at September 30, 2007. Principal uses of cash during the first three months of fiscal 2008 included capital expenditures for property and equipment of $51,000, repayment of long-term debt and capital lease obligations in the amount of $56,000, capitalized software development costs of $187,000 and capitalized patent costs of $88,000, and a decrease in accounts payable of $625,000, which was offset by proceeds from the sale of our interest in consolidated subsidiary of $4.1 million and proceeds from sales of an investment of $571,000.

     Marketable securities approximated $2.7 million as at September 30, 2007, as compared to $2.0 million at June 30, 2007. This increase represents the investment of a portion of the proceeds from the sale of our interest in a consolidated subsidiary and investment. At September 30, 2007, our investments in U.S. Government obligations were $498,000, our investments in corporate and government agency bonds were $1.4 million and our investments in certificates of deposit and deposit notes were $762,000. These investments have had the intended effect of maintaining a stable investment portfolio.

     Cash used in operating activities for the first three months of fiscal 2008 was $3.5 million. Cash used in operating activities was attributable primarily to the net loss of $209,000, a gain on sale of a consolidated entity of $3.4 million, a gain on sales of an investment of $571,000, an increase in accounts, management fee and medical receivables of $1.4 million and the decrease in accounts payable of $625,000, offset by an increase in customer advances of $1.1 million and an increase in billing in excess of costs and estimated earnings on uncompleted contracts of $1.4 million.

     Cash provided by investing activities for the first three months of fiscal 2008 was $3.7 million. The principal source of cash from investing activities during the first three months of fiscal 2008 consisted of proceeds from the sale of an investment and consolidated subsidiary of $4.7 million, offset by expenditures for property and equipment of $51,000 and capitalized software and patent costs of $275,000.

     Cash used in financing activities for the first three months of fiscal 2008 was $149,000. The principal uses of cash in financing activities during the first three months of fiscal 2008 consisted of repayment of principal on long-term debt and capital lease obligations of $56,000 and distributions to holders of minority interests of $95,000.

     The Company's contractual obligations and the periods in which they are scheduled to become due are set forth in the following table:

                                (000's OMITTED)

                                Due in
                                 less         Due          Due           Due
Contractual                      Than 1      in 2-3       in 4-5       after 5
Obligation          Total        year         years        years        years
--------------   ----------   ----------   ----------   ----------   ----------

Long-term debt   $     543    $    -       $   -        $    -       $     543

Capital lease
 obligation            614          256          336           22         -

Operating
   leases            7,055        2,330        2,407        1,324          994
                 ----------   ----------   ----------   ----------   ----------
Total cash
obligations      $   8,212    $   2,586    $ 2,743      $   1,346    $   1,537
                 ==========   ==========   ==========   ==========   ==========

     Total liabilities increased by 4.5% to $33.1 million at September 30, 2007 from $31.8 million at June 30, 2007.

     We experienced a decrease in long-term debt and capital leases from $956,000 at June 30, 2007 to $901,000 at September 30, 2007 and a decrease in accounts payable from $3.9 million at June 30, 2007 to $3.3 million at September 30, 2007, offset by an increase in billings in excess of costs and estimated earnings on uncompleted contracts from $3.4 million at June 30, 2007 to $4.9 million at September 30, 2007, and an increase in customer advances from $10.1 million at June 30, 2007 to $11.1 at September 30, 2007. Unearned revenue on service contracts remained constant at $5.1 million at June 30, 2007 and September 30, 2007,

     As of September 30, 2007, the total of $7.4 million in other current liabilities included primarily accrued salaries and payroll taxes of $1.4 million, accrued royalties of $571,000 and excise and sales taxes of $3.0 million.

     Our working capital deficit was $7.7 million as of September 30, 2007, as compared to our working capital deficit of $7.6 million as of June 30, 2007, increasing by 1.1%. This resulted from an increase in current liabilities ($30.1 million at June 30, 2007 as compared to $32.0 million at September 30, 2007, particularly an increase in customer advances of $1.0 million ($10.1 million at June 30, 2007 as compared to $11.2 million at September 30, 2007), notwithstanding an increase in current assets ($23.0 million at June 30, 2007 compared to $24.4 million at September 30, 2007), including an increase in cash and cash equivalents and marketable securities of $739,000 ($3.4 million at June 30, 2007 as compared to $4.2 million at September 30, 2007), an increase of cost and estimated earnings in excess of billings on uncompleted contracts of $31,000 ($0 million at June 30, 2007 as compared to $31,000 at September 30, 2007) along with an increase in inventories of approximately $310,000 ($4.5 million at June 30, 2007 as compared to $4.8 million at September 30, 2007).

     With respect to current liabilities, the current portion of long-term debt decreased from $257,000 at June 30, 2007 to $256,000 at September 30, 2007, and billings in excess of costs and estimated earnings on uncompleted contracts increased from $3.5 million at June 30, 2007 to $4.9 million at September 30, 2007. Customer advances increased from $10.1 million at June 30, 2007 to $11.1 million at September 30, 2007 and accounts payable decreased from $3.9 million at June 30, 2007 to $3.3 million at September 30, 2007. The increase in cash advances reflects increased customer deposits, and the reduction in accounts receivable reflects an increased tendency to pay in advance or at the time of delivery.

     Inventories increased by approximately $310,000 ($4.5 million at June 30, 2007 as compared to $4.8 million at September 30, 2007) resulting from an increase in the purchasing of raw materials and components in order to fill our backlog of orders.

     Fonar has not committed to making additional capital expenditures in the 2008 fiscal year other than to continue research and development expenditures at current levels.

     Our business plan calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices.

     Our principal source of liquidity has been cash flows provided by operations. We currently expect this to continue. Also, in July 2007, the Company sold its 50% interest in a consolidated subsidiary and 20% interest in an unconsolidated entity to an unrelated third party and received proceeds of approximately $4.8 million. At September 30, 2007, we had working capital deficit of $7.7 million. For the three months ended September 30, 2007, we incurred a net loss of $209,000 which included non-cash charges of $858,000.

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

     Given our September 30, 2007 cash and marketable securities balance of $4.2 million, as compared to $3.4 million at June 30, 2007 and our expected cash requirements, we anticipate that our existing capital resources, funds generated from operations and funds expected to be received from note repayments, will be sufficient to satisfy our cash flow requirements through at least September 30, 2008. The increase in cash and marketable securities resulted from the investment of a portion of the proceeds from the sale of our 50% interest in a consolidated entity and our 20% interest in an unconsolidated entity. As a result, marketable securities increased 36.1% from $2.0 million at June 30, 2007 to $2.7 million at September 30, 2007. Based upon current results of operations, we believe we will either need to increase sales, reduce expenses or seek other sources of funds through the issuance of equity or debt financing in order to maintain sufficient funds available to operate subsequent to September 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our investments are in fixed rate instruments. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by us at September 30, 2007.

                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE

                                    Investments
                         Year of    in Fixed Rate   Weighted Average
                         Maturity   Instruments     Interest Rate
                         --------   -------------   ----------------
                         9/30/08    $    661,691          0.00%
                         9/30/09         999,250          3.76%
                         9/30/10         998,812          2.61%
                         9/30/11            -              -
                         9/30/12            -              -
                                    -------------
                         Total:     $  2,659,753
                                    =============
                       Fair Value
                       at 9/30/07   $ 2,558,514
                                    =============

     All  of  our  revenue,   expense  and  capital  purchasing  activities  are
transacted in United States dollars.

     See Note 13 to the consolidated Financial Statements in our Form 10-K as of and for the year ended June 30, 2007 for information on long-term debt.


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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:    There were no material  changes in litigation for
                               the first three months of fiscal 2008.

Item 1A - Risk Factors:        There were no material changes in risk factors in
                               the first three months of fiscal 2008 from those disclosed in our most recent Form 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds:   None

Item 3 -  Defaults Upon Senior Securities:  None

Item 4 -  Submission of Matters to a Vote of Security Holders:  None

Item 5 -  Other Information:  None

Item 6 - Exhibits and Reports on Form 8-K: Exhibit 31.1 Certification See Exhibits Exhibit 32.1 Certification See Exhibits 8-K (earnings press release) filed on October 1, 2007

SIGNATURES

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

Dated:   November 14, 2007