Form 10-Q
period 2007-12-31
FONAR CORP
filed 2008-02-19
CIK 355019

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 2007
                                               -----------------

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


       Registrant's telephone number, including area code: (631) 694-2929
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer___ Accelerated filer___ Non-accelerated filer_X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                                Outstanding at January 31, 2008
-----------------------------------------        -------------------------------
Common Stock, par value $.0001                             4,904,261
Class B Common Stock, par value $.0001                           158
Class C Common Stock, par value $.0001                       382,513
Class A Preferred Stock, par value $.0001                    313,451

FONAR CORPORATION AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - December 31, 2007
     (Unaudited) and June 30, 2007

   Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2007 and
     December 31, 2006 (Unaudited)

   Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 2007 and
     December 31, 2006 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Loss for the Three Months Ended
     December 31, 2007 and December 31, 2006 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Loss for the Six Months Ended
     December 31, 2007 and December 31, 2006 (Unaudited)

   Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2007 and
     December 31, 2006 (Unaudited)

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

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                                   December 31,   June 30,
                                                             2007        2007
                                                          (UNAUDITED)
Current Assets:                                            ---------   ---------
  Cash and cash equivalents                                $  1,488    $  1,470

  Marketable securities                                       1,740       1,979

  Accounts receivable - net                                   5,235       3,528

  Accounts receivable - related parties - net                   562         445

  Medical receivables - net                                   1,779       2,781

  Management fee receivable - net                             5,388       5,096

  Management fee receivable - related medical
    practices - net                                           1,325       1,354

  Inventories                                                 4,206       4,466

  Current portion of advances and notes to related
    medical practices                                           258         216

  Current portion of notes receivable less discount
    for below market interest                                   600         578

  Prepaid expenses and other current assets                   1,437       1,103
                                                           ---------   ---------
        Total Current Assets                                 24,018      23,016
                                                           ---------   ---------

Property and equipment - net                                  4,509       5,159

Advances and notes to related medical practices - net           352         474

Notes receivable less discount for below market interest      5,245       5,528

Other intangible assets - net                                 5,343       5,345

Other assets                                                  1,758       1,688
                                                           ---------   ---------
        Total Assets                                       $ 41,225    $ 41,210
                                                           =========   =========



See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

                                                         December 31,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                         2007        2007
                                                          (UNAUDITED)
Current Liabilities:                                       ---------   ---------
  Current portion of long-term debt and
    capital leases                                         $    252    $    257
  Accounts payable                                            3,819       3,940
  Other current liabilities                                   7,973       7,755
  Unearned revenue on service contracts                       5,665       4,607
  Unearned revenue on service contracts - related parties       563         460
  Customer advances                                          11,207      10,039
  Customer advances - related party                             492          42
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                         4,867       3,481
                                                           ---------   ---------
      Total Current Liabilities                              34,838      30,581

Long-Term Liabilities:
  Due to related medical practices                               93          93
  Long-term debt and capital leases,
    less current portion                                        850         956
  Other liabilities                                             111         150
                                                           ---------   ---------
      Total Long-Term Liabilities                             1,054       1,199
                                                           ---------   ---------
      Total Liabilities                                      35,892      31,780
                                                           ---------   ---------
Minority interest                                               145         532
                                                           ---------   ---------



See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED, except share data)

LIABILITIES AND STOCKHOLDERS' EQUITY                     December 31,   June 30,
  (continued)                                                2007        2007
                                                          (UNAUDITED)
STOCKHOLDERS' EQUITY                                       ---------   ---------

Class A non-voting preferred stock $.0001 par value;
1,600,000 authorized, 313,451 issued and outstanding
at December 31, 2007 and June 30, 2007                            -           -

Common Stock $.0001 par value; 30,000,000 shares
authorized at December 31, 2007 and June 30, 2007,
4,915,904 issued at December 31, 2007
and 4,885,850 at June 30, 2007; 4,904,261 outstanding at
December 31, 2007 and 4,874,207 at June 30, 2007                  1           1

Class B Common Stock $ .0001 par value; 800,000
shares authorized, (10 votes per share), 158 issued
and outstanding at December 31, 2007 and June 30, 2007            -           -

Class C Common Stock $.0001 par value; 2,000,000 shares
authorized, (25 votes per share), 382,513 issued
and outstanding at December 31, 2007 and June 30, 2007            -           -

Paid-in capital in excess of par value                      172,276     172,072
Accumulated other comprehensive loss                       (     97)   (    104)
Accumulated deficit                                        (165,919)   (161,872)
Notes receivable from employee stockholders                (    398)   (    524)
Treasury stock, at cost - 11,643 shares of common stock
  at December 31, 2007 and June 30, 2007                   (    675)   (    675)
                                                           ---------   ---------
      Total Stockholders' Equity                              5,188       8,898
                                                           ---------   ---------
      Total Liabilities and Stockholders' Equity           $ 41,225    $ 41,210
                                                           =========   =========



See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                      FOR THE THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                           ---------------------
                                                             2007         2006
REVENUES                                                   ---------   ---------
  Product sales - net                                      $  4,003     $ 2,082
  Product sales - related parties - net                           -           2
  Service and repair fees - net                               2,463       2,211
  Service and repair fees - related parties - net               262         238
  Management and other fees - net                             2,047           -
  Management and other fees - related medical
    practices - net                                             747       3,139
  License fees and royalties                                  1,158           -
                                                           ---------   ---------
     Total Revenues - Net                                    10,680       7,672
                                                           ---------   ---------
COSTS AND EXPENSES
  Costs related to product sales                              3,518       2,369
  Costs related to product sales - related parties                -           2
  Costs related to service and repair fees                    1,208       1,056
  Costs related to service and repair
    fees - related parties                                      129         114
  Costs related to management and other fees                  1,466           -
  Costs related to management and other
    fees - related medical practices                            543       2,220
  Research and development                                    1,323       1,379
  Selling, general and administrative,
    inclusive of compensatory element of stock
    issuances of $ 0 and $ 23 for the three months
    ended December 31, 2007 and 2006, respectively            5,945       5,795
  Provision for bad debts                                       424         136
                                                           ---------   ---------
     Total Costs and Expenses                                14,556      13,071
                                                           ---------   ---------
Loss From Operations                                        ( 3,876)    ( 5,399)

Interest Expense                                            (   156)    (    73)
Investment Income                                               195         230
Interest Income - Related Parties                                10          11
Other Income                                                      1          39
Minority Interest in Income of Partnerships                 (    12)    (   278)
                                                           ---------   ---------
NET LOSS                                                   $( 3,838)   $( 5,470)
                                                           =========   =========

Basic and Diluted Loss Per Common Share                    $  ( .78)   $  (1.13)
                                                           =========   =========
Weighted Average Number of Common Shares Outstanding       4,899,252   4,855,073
                                                           =========   =========



See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                        FOR THE SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                           ---------------------
                                                             2007         2006
REVENUES                                                   ---------   ---------
  Product sales - net                                      $  6,592    $  4,400
  Product sales - related parties - net                           -         142
  Service and repair fees - net                               4,928       4,491
  Service and repair fees - related parties - net               516         479
  Management and other fees - net                             4,244           -
  Management and other fees - related medical
    practices - net                                           1,912       5,943
  License fees and royalties                                  1,158           -
                                                           ---------   ---------
     Total Revenues - Net                                    19,350      15,455
                                                           ---------   ---------
COSTS AND EXPENSES
  Costs related to product sales                              6,330       4,811
  Costs related to product sales - related parties                -         146
  Costs related to service and repair fees                    2,398       2,299
  Costs related to service and repair
    fees - related parties                                      251         245
  Costs related to management and other fees                  2,556           -
  Costs related to management and other
    fees - related medical practices                          1,490       4,224
  Research and development                                    2,486       2,811
  Selling, general and administrative,
    inclusive of compensatory element of stock
    issuances of $ 0 and $ 121 for the six months
    ended December 31, 2007 and 2006, respectively           11,232      12,223
  Provision for bad debts                                       589         186
                                                           ---------   ---------
     Total Costs and Expenses                                27,332      26,945
                                                           ---------   ---------
Loss From Operations                                        ( 7,982)    (11,490)

Interest Expense                                            (   258)    (   144)
Investment Income                                               375         429
Interest Income - Related Parties                                19          22
Other Income                                                      7          78
Minority Interest in Income of Partnerships                 (   174)    (   470)
Gain on Sale of Investment                                      571           -
Gain on Sale of Consolidated Subsidiary                       3,395           -
                                                           ---------   ---------
NET LOSS                                                   $( 4,047)   $(11,575)
                                                           =========   =========

Basic and Diluted Loss Per Common Share                    $  ( .83)   $  (2.41)
                                                           =========   =========

Weighted Average Number of Common Shares Outstanding       4,891,730   4,796,581
                                                           =========   =========



See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(000'S OMITTED)


                                                      FOR THE THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                           ---------------------
                                                             2007         2006
                                                           ---------   ---------
Net loss                                                   $ (3,838)   $ (5,470)

Other comprehensive income, net of tax:
    Unrealized gains on marketable securities,
      net of tax                                                  9          27
                                                           ---------   ---------
Total comprehensive loss                                   $ (3,829)   $ (5,443)
                                                           =========   =========



See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(000'S OMITTED)


                                                        FOR THE SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                           ---------------------
                                                             2007         2006
                                                           ---------   ---------
Net loss                                                   $( 4,047)  $ (11,575)

Other comprehensive income, net of tax:
    Unrealized gains on marketable securities,
      net of tax                                                  7         113
                                                           ---------   ---------
Total comprehensive loss                                   $( 4,040)   $(11,462)
                                                           =========   =========



See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)
                                                        FOR THE SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                           ---------------------
                                                             2007         2006
                                                           ---------   ---------
Cash Flows from Operating Activities:
 Net loss                                                  $( 4,047)   $(11,575)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
    Minority interest in income of partnerships                 174         470
    Depreciation and amortization                             1,144       1,321
    Provision for bad debts                                     589         186
    Compensatory element of stock issuances                       -         121
    Stock issued for costs and expenses                         205       1,815
    Gain on sale of consolidated subsidiary                 ( 3,395)          -
    Gain on sale of investment                              (   571)          -
 (Increase) decrease in operating assets, net:
     Accounts, management fee and medical receivable(s)     ( 2,842)    (    43)
     Notes receivable                                           262         194
     Costs and estimated earnings in excess of
       billings on uncompleted contracts                          -       2,831
     Inventories                                                260         730
     Principal payments received on sales type lease              -         279
     Prepaid expenses and other current assets              (   334)    (   315)
     Other assets                                           (    73)    (    49)
     Advances and notes to related medical practices             68          35
Increase (decrease) in operating liabilities, net:
     Accounts payable                                       (   121)    (   957)
     Other current liabilities                                1,379       1,472
     Customer advances                                        1,618       4,638
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                      1,386     ( 1,357)
     Other liabilities                                      (    39)    (    23)
     Income taxes payable                                         -     (     8)
                                                           ---------   ---------

Net cash used in operating activities                       ( 4,337)    (   235)
                                                           ---------   ---------



See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)

                                                        FOR THE SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                           ---------------------
                                                             2007         2006
                                                           ---------   ---------
Cash Flows from Investing Activities:
  Sales of marketable securities                              1,011       1,345
  Purchases of marketable securities                        (   765)          -
  Purchases of property and equipment                       (   151)    (   164)
  Costs of capitalized software development                 (   318)    (   340)
  Cost of patents                                           (    45)    (   235)
  Proceeds from sale of investment                              571           -
  Proceeds from sale of consolidated subsidiary               4,142           -
                                                           ---------   ---------
Net cash provided by investing activities                     4,445         606
                                                           ---------   ---------

Cash Flows from Financing Activities:
  Distributions to holders of minority interest             (   105)    (   475)
  Repayment of long-term debt and capital leases            (   111)    (    94)
  Net proceeds from exercise of stock options
    and warrants                                                  -          50
  Net proceeds from sale of common stock                          -         373
  Collection of notes receivable from employee
    stockholders                                                126         182
                                                           ---------   ---------
Net cash (used in) provided by financing activities         (    90)         36
                                                           ---------   ---------

Net Increase in Cash and Cash Equivalents                        18         407

Cash and Cash Equivalents - Beginning of Period               1,470       4,557
                                                           ---------   ---------
Cash and Cash Equivalents - End of Period                   $ 1,488     $ 4,964
                                                           =========   =========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2007
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on October 2, 2007 for the fiscal year ended June 30, 2007.

Liquidity and Capital Resources

The Company's principal source of liquidity has been derived from revenues, as well as cash provided by previous debt and equity financing. The Company's management currently expects this to continue. At December 31, 2007, the Company had a working capital deficit of approximately $10.8 million. For the six months ended December 31, 2007, the Company incurred a net loss of approximately $4.0 million. Cash used in operating activities for the first six months of fiscal 2008 was approximately $4.3 million, which included non-cash charges of approximately $1.9 million.

In July 2007, the Company sold its 50% interest (to an unrelated third party) in an entity that provided management services to a diagnostic center in Orlando, Florida and 20% interest in an unconsolidated entity and received proceeds of approximately $4.8 million.

Sales levels remain weak and the Company continues to focus its efforts on increased advertising and marketing campaigns, and distribution programs to strengthen the demand for Fonar's products. Management anticipates that Fonar's capital resources will improve as Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales. If the Company is not successful with its current marketing efforts to increase sales, then the Company will experience a shortfall in cash necessary to sustain operations at their current levels. Should weak product demand continue, the Company has determined it will be necessary to reduce overhead expenses or seek other sources of funds through the issuance of equity or debt financing in order to maintain sufficient funds available to operate subsequent to December 31, 2008. The reduction in overhead expenses might need to be substantial in order for the Company to streamline operations to an efficient level.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships
(collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2007
                                  (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with EITF 03-6, "Participating Securities and the Two-Class method under FASB Statement No. 128" ("EITF 03-6"), the Company's participating convertible securities, which include Class B common stock and Class C common stock, are not included in the computation of basic EPS for six months ended December 31, 2007 and 2006, because the participating securities do not have a contractual obligation to share in the losses of the Company.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of certain options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation was approximately 279,000 because they were antidilutive as a result of net losses for both six month periods ended December 31, 2007 and 2006.

Stock Options and Warrants and Similar Equity Instruments

In  December  2004,  the  Financial  Accounting  Standard  Board  (FASB)  issued
Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Share-Based Payment" SFAS 123R. SFAS 123R requires the compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued on the grant date of such instruments, and will be recognized over the period during which an individual is required to provide service in exchange for the award (typically the vesting period). SFAS 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB Opinion 25.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2007
                                  (UNAUDITED)


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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2007
                                  (UNAUDITED)


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

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 provides Companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between Companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires Companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company did not early adopt SFAS 159. The Company is currently assessing the impact of SFAS 159; however we do not believe the adoption of this standard will have a material effect on its consolidated financial statements.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2007
                                  (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In June 2006, the EITF reached a consensus on Issue No. 06-3 ("EITF 06-3"), " Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions ." The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after December 15, 2006 with early adoption is permitted. The adoption of this standard on July 1, 2007 did not have a material effect on the Company's condensed consolidated financial statements.

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

The adoption of the provisions of FIN 48 did not have a material impact on the Company's condensed consolidated financial position and results of operations. As of December 31, 2007, no liability for unrecognized tax benefits was required to be recorded.

The Company recognized a deferred tax asset of approximately $74 million as of December 31, 2007, primarily relating to net operating loss carryforwards of approximately $160 million, available to offset future taxable income through 2028.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2007
                                  (UNAUDITED)


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

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141, "Business Combinations". SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company will be required to report its noncontrolling interests as a separate component of stockholders' equity. The Company will also be required to present net income allocable to the noncontrolling interest and net income attributable to the stockholders of the Company separately in its consolidated statements of income. Currently, minority interests are reported as a liability in the Company's consolidated balance sheets and the related income attributable to the minority interests is reflected as an expense in arriving at net loss. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year
presentation.   The  reclassifcations  did  not  have  any  effect  on  reported consolidated net losses for any periods presented.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2007
                                  (UNAUDITED)


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE

Medical Receivables

The Company was assigned medical receivables valued at $11,775,000, in connection with the satisfaction of the management fees and termination fees related to a Termination and Replacement Agreement dated May 23, 2005. The balance of the net medical receivables as of December 31, 2007 was $1,779,000.

Accounts Receivable and Management Fee Receivable

Receivables, net is comprised of the following at December 31, 2007:

                                              (000's Omitted)
                                Gross        Allowance for
                                Receivable   doubtful accounts        Net
                                ----------   -----------------   ---------------
Receivables from equipment
sales and service contracts       $6,538          $1,303             $5,235
                                ==========   =================   ===============
Receivables from equipment
sales and service contracts-
related parties                   $1,181          $  619             $  562
                                ==========   =================   ===============
Management fee receivables        $7,648          $2,260             $5,388
                                ==========   =================   ===============
Management fee receivables
from related medical
practices ("PC's")                $3,418          $2,093             $1,325
                                ==========   =================   ===============

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

As of June 22, 2007, an unrelated third party purchased the stock of the professional corporations owning the eight New York sites managed by the Company, previously owned by Dr. Raymond V. Damadian, the President, Chairman of the Board and principal stockholder of Fonar. In connection with the sale, new management agreements were substituted for the existing management agreements, providing, however, for the same management services. The fees in fiscal 2008, however, are currently flat monthly fees in the aggregate amount of $682,500 per month.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2007
                                  (UNAUDITED)


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE (Continued)

Accounts Receivable and Management Fee Receivable (Continued)

Dr. Damadian still owns the four MRI facilities in Georgia and Florida managed by the Company. No MRI facilities or other medical facilities are owned by the Company.

Collection by the Company of its management fee receivables may be impaired by the uncollectibility of the PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 43% and 41% of the PC's net revenues for both the six months ended December 31, 2007 and 2006, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

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

On February 8, 2006, the Deficit Reduction Act of 2005 (DRA) was signed into law by President George W. Bush. The DRA would result in caps on Medicare and Medicaid payment rates for most imaging services, including MRI and CT, furnished in physicians' offices and other non-hospital based settings. Under the cap, payments for these imaging services could not exceed the hospital outpatient payment rates for those services. This change applied to services furnished by the P.C.'s on or after January 1, 2007. Although the professional corporations managed by the Company bill for scans on a "global" basis, which means a single fee per scan, the limitation is applicable only to the technical component of the services, which is the payment or portion of the payment attributable to the non-professional services. If the fee for the technical component of the service (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), under the Physician Fee Schedule, then the payment would be limited to the Physician Fee Schedule rate.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2007
                                  (UNAUDITED)


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

Net revenues from management and other fees charged to the related P.C.'s accounted for approximately 9.9% and 38.5% of the consolidated net revenues for the six months ended December 31, 2007 and 2006, respectively. Product sales and service repair fees from related parties amounted to approximately 2.7% and 4.0% of consolidated net revenues for the six months ended December 31, 2007 and 2006 respectively.

HMCA entered into a management agreement in September 2007 with Integrity Healthcare Management Inc ("Integrity"). Under the terms of the agreement, Integrity will provide the billings and collections for HMCA's facilities as well as assist in the management of the facilities. The existing management agreements between the facilities and HMCA will remain in place. Integrity will receive as compensation an annual fee equal to one-half of the increase in the consolidated cash flow of HMCA and the facilities over the period from July 1, 2006 through June 30, 2007. The term of the agreement is one year with an automatic year to year renewal, but may be terminated by either party without cause at the end of any year. As of December 31, 2007, no management fees were earned by Integrity. Integrity is a subsidiary of Health Diagnostics, LLC. The Chief Operating Officer of Health Diagnostics, LLC, Timothy Damadian, is a son of the President and Chief Executive Officer of Fonar, Dr. Raymond Damadian. In July 2007, Integrity and related parties sold a business (consisting of management companies and diagnostic centers) to Health Diagnostics, LLC and Timothy Damadian subsequently accepted a three year employment position (non-equity) with Health Diagnostics, LLC. At the time, Health Diagnostics, LLC purchased the above business, Fonar sold its entire 20% interest in a Bronx diagnostic business and its entire 50% interest in a Florida management company to Healthcare Diagnostic, LLC (see Note 8). From time to time Health Diagnostics, LLC may purchase MRI systems from Fonar. As of December 31, 2007, Health Diagnostics, LLC had placed an order with Fonar to purchase six Upright(TM) MRI systems and gave a deposit of $450,000.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2007
                                  (UNAUDITED)


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

Summarized statement of operations data for the three months ended December 31, 2007 and 2006 related to the unconsolidated medical practices managed by the Company is as follows:

                    (000's omitted) (Income Tax-Cash Basis)
                                              For the three months
                                               ended December 31,
                                              --------------------
                                                2007        2006
                                              --------    --------
              Patient Revenue - Net           $ 3,983     $ 5,025
                                              ========    ========
              (Loss) Income from Operations   $  (151)    $   335
                                              ========    ========
              Net  (Loss) Income              $  (281)    $   107
                                              ========    ========

Summarized statement of operations data for the six months ended December 31, 2007 and 2006 related to the unconsolidated medical practices managed by the company is as follows:

                     (000's omitted) (Income Tax-Cash Basis)
                                               For the six months
                                               ended December 31,
                                              --------------------
                                                2007        2006
                                              --------    --------
              Patient Revenue - Net           $ 8,352     $ 9,787
                                              ========    ========
              (Loss) Income from Operations   $  (478)    $   518
                                              ========    ========
              Net  (Loss) Income              $  (754)    $    48
                                              ========    ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2007
                                  (UNAUDITED)


NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

                                (000's omitted)

                                             December 31,  June 30,
                                                2007         2007
                                             ------------  --------
              Purchased parts, components
                and supplies                    $ 2,413    $ 3,285
              Work-in-process                     1,793      1,181
                                             ------------  --------
                                                $ 4,206    $ 4,466
                                             ============  ========


NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES


1) Information relating to uncompleted contracts as of December 31, 2007 is as follows:

                                (000's omitted)

              Costs incurred on uncompleted
                contracts                           $ 4,805
              Estimated earnings                      1,853
                                                    --------
                                                      6,658
              Less: Billings to date                 11,525
                                                    --------
                                                    $(4,867)
                                                    ========

Included in the accompanying condensed consolidated balance sheet at December 31, 2007 under the following captions:

              Costs and estimated earnings in excess of
                Billings on uncompleted contracts          $     -
          Less: billings in excess of costs and estimated
                Earnings on uncompleted contracts             4,867
                                                            --------
                                                            $(4,867)
                                                            ========

2)   Customer advances consist of the following as of December 31, 2007:

                                              Related
                                   Total      Party       Other
                                        --------  --------  --------
Total Advances                          $23,224   $   492   $22,732
Less: Advances
       on contracts under construction   11,525      --      11,525
                                        --------  --------  --------
                                        $11,699   $   492   $11,207
                                        ========  ========  ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2007
                                  (UNAUDITED)


NOTE 6 -STOCKHOLDERS' EQUITY

Common Stock

During the three months ended December 31, 2007:

     a) The Company issued 10,000 shares of common stock for costs and expenses of $69,718.

     b) The Company issued 54 shares of common stock to employees as compensation valued at $317 under stock bonus plan.

During the six months ended December 31, 2007:

     a) The Company issued 30,000 shares of common stock for costs and expenses of $204,457.

     b) The Company issued 54 shares of common stock to employees as compensation valued at $317 under stock bonus plan.


NOTE 7 - OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

                                (000's omitted)

                                             December 31,  June 30,
                                                2007         2007
                                             ------------  --------
              Royalties                       $    595     $   635
              Accrued salaries, commissions
                and payroll taxes                1,123       1,106
                  Accrued interest                 707         573
              Litigation accruals                  193         193
              Sales tax payable                  3,297       3,037
                     Professional fees             801         989
                     Insurance premiums            458         197
                     Penalty 401k plan             250         250
              Other                                549         775
                                             ------------  --------
                                              $  7,973     $ 7,755
                                             ============  ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2007
                                  (UNAUDITED)


NOTE 8 - SALE OF INVESTMENT AND CONSOLIDATED SUBSIDIARY

Sale of Investment

On July 31, 2007, the Company sold its 20% equity interest in an unconsolidated entity (management company for a diagnostic center) to an unrelated third party (see note 3). The selling price was $629,000. The Company realized a gain on the sale of the equity interest of $571,000.

The gain was calculated as follows:

              Selling Price:                                $ 629
                      Less: Closing costs                    ( 58)
              Selling Price - Net cash paid                   571
              Cost Basis                                        -
                                                           -------
              Gain on sale of investment                    $ 571
                                                           =======

Sale of Consolidated Subsidiary

On July 31, 2007, the Company sold its 50% interest (to an unrelated third party) (see note 3) in an entity that provided management services to a diagnostic center in Orlando, FL. The Company continues to manage other diagnostic centers in the Florida region.

The unrelated third party purchased all assets and assumed all liabilities of the diagnostic center which included cash, the management fee receivable, furniture and fixtures and other miscellaneous assets. The purchase price for the 50% interest was $4,500,000 and after closing costs the amount received was $4,256,000.

The following is the calculation of the gain on sale of the 50% interest in a consolidated subsidiary:

              Selling Price:                              $ 4,500
              Less: Closing costs                          (  243)
                                                         ---------
              Selling Price - Net cash paid:                4,257

              Assets sold:
                      Cash                    $   114
                      Management fee
                          receivable            1,166
                      Property and
                          equipment - net          23
                      Other assets                 15
                      Minority interest          (456)
                                             ---------
              Subtotal                                        862
                                                         ---------
              Gain on sale of consolidated subsidiary      $3,395
                                                         =========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2007
                                  (UNAUDITED)


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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                 (000's omitted)
                                                           Management
                                                           of
                                                           Diagnostic
                                                Medical    Imaging
                                                Equipment  Centers     Totals
                                                ---------  ----------  ---------
For the three months ended December 31, 2007:

Net revenues from external customers            $  7,886   $   2,794   $ 10,680
Inter-segment net revenues                      $    219   $    -      $    219
Loss from operations                            $ (3,249)  $   ( 627)  $ (3,876)
Depreciation and amortization                   $    349   $     237   $    586
Capital expenditures                            $    165   $      23   $    188


For the three months ended December 31, 2006:

Net revenues from external customers            $  4,533   $   3,139   $  7,672
Inter-segment net revenues                      $    330   $    -      $    330
Loss from operations                            $ (5,035)  $    (364)  $ (5,399)
Depreciation and amortization                   $    390   $     275   $    665
Compensatory element of stock issuances         $     23   $    -      $     23
Capital expenditures                            $    249   $      24   $    273

                                (000's omitted)
                                                           Management
                                                           of
                                                           Diagnostic
                                                Medical    Imaging
                                                Equipment  Centers     Totals
                                                ---------  ----------  ---------
For the six months ended December 31, 2007:

Net revenues from external customers            $ 13,194   $   6,156   $ 19,350
Inter-segment net revenues                      $    454   $    -      $    454
Loss from operations                            $( 7,434)  $    (548)  $( 7,982)
Depreciation and amortization                   $    679   $     465   $  1,144
Capital expenditures                            $    440   $      74   $    514
Identifiable assets                             $ 22,699   $  18,526   $ 41,225

For the six months ended December 31, 2006:

Net revenues from external customers            $  9,512   $   5,943   $ 15,455
Inter-segment net revenues                      $    513   $    -      $    513
Loss from operations                            $(10,612)  $    (878)  $(11,490)
Depreciation and amortization                   $    773   $     548   $  1,321
Compensatory element of stock issuances         $    116   $       5   $    121
Capital expenditures                            $    683   $      56   $    739
Identifiable assets - June 30, 2007             $ 21,098   $  20,112   $ 41,210

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2007
                                  (UNAUDITED)


NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended December 31, 2007 and December 31, 2006, the Company paid $106,000 and $144,000 for interest, respectively.


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

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of December 31, 2007, the Company has recorded tax obligations of approximately $1,940,000 plus interest and penalties of approximately $1,250,000. The Company is in the process of determining the regulatory requirements in order to become compliant.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2007
                                  (UNAUDITED)

NOTE 12 - LICENSE FEES AND ROYALTIES

In July 2000, the Company entered into a non-exclusive sales representative agreement with an unrelated third party. The agreement requires the third party to sell at least two Fonar MRI scanners or if it does not, pay an amount equal to the Company's gross margin on the unsold MRI scanner (s). As the third party did not sell any scanners in the past contract year, the Company received the gross margin payment on two scanners of approximately $1.2 million in November 2007. The receipt is shown in the Company's condensed consolidated statements of operations as revenue, license fees and royalties for the three and six months ended December 31, 2007.


                       FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the six month period ended December 31, 2007, we reported a net loss of $4.0 million on revenues of $19.4 million as compared to net loss of $11.6 million on revenues of $15.5 million for the six month period ended December 31, 2006.

     For the three month period ended December 31, 2007, we reported a net loss of $3.8 million on revenues of $10.7 million as compared to a net loss of $5.5 million on revenues of $7.7 million for the three month period ended December 31, 2006.

     We note improvement in both our net loss and revenues for the six months ended December 31, 2007 as compared to the six months ended December 31, 2006. Net losses improved by 65%, ($4.0 million as compared to $11.6 million), on a revenue increase of 25.2% ($19.4 million as compared to $15.5 million).

     Operating losses have decreased by 30.5% ($8.0 million for the first six months of fiscal 2008 as compared to $11.5 million for the first six months of fiscal 2007). The larger portion of the decrease in the net loss was due to gains realized on the sale in July 2007 of our 50% interest in a consolidated entity and our 20% interest in unconsolidated entity to an unrelated third party. We received proceeds of approximately $4.8 million and recognized gains of approximately $4.0 million in the aggregate. Both entities were engaged in the business of managing MRI facilities.

     We believe the improvements in our operating results have resulted in part from reduced apprehension on the part of FONAR UPRIGHT(R), Multi-Position(TM) MRI ("FONAR UPRIGHT(R) MRI") customers regarding the anticipated negative impact of the Deficit Reduction Act (DRA) on scanner income and the magnitude of the impact. We believe direct experience by FONAR UPRIGHT(R) MRI customers with the DRA's revenue impact since it became effective January 1, 2007 has been largely offset by the growth in demand for FONAR UPRIGHT(R) MRI scans because of the unique benefits of the FONAR UPRIGHT(R) MRI. This has encouraged them in their plans and encouraged other physicians to proceed with their plans to purchase FONAR UPRIGHT(R) MRI scanners.

     Overall, there was a reduction of our selling, general and administrative costs of 8.1%, from $12.2 million in the first half of fiscal 2007 to $11.2 million in the first half of fiscal 2008.

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

     Importantly, we are beginning to penetrate the hospital market. The FONAR UPRIGHT(R) MRI scanner is the only scanner which enables weight-bearing scans of the spine, which is critical in making a correct diagnosis of spine diseases such as low back pain and therefore the key to performing the correct surgery of the spine.

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

     Trends in the second quarter of fiscal 2008 include an increase in product sales revenues, service and repair fees, and license and royalties revenue. We will continue to focus on increased marketing efforts, including advertising, and adding additional sales personnel and distributors, where appropriate, to improve sales performance in fiscal 2008. During fiscal 2007, the Company also hired an additional advertising and marketing executive, who had previously been associated with the agency that provided advertising services to us. In addition, we will continue our efforts to reduce costs through our procurement policies and streamlining our operations.

     For the three month period ended December 31, 2007, as compared to the three month period ended December 31, 2006, overall revenues from MRI product sales increased 92.1% ($4.0 million compared to $2.1 million).

     For the six month period ended December 31, 2007, as compared to the six month period ended December 31, 2006, overall revenues from MRI product sales increased 45.1% ($6.6 million compared to $4.5 million). Unrelated party scanner sales ($6.6 million compared to $4.4 million) increased at a rate of 49.8%. There were no related party scanner sales for the six month period ended December 31, 2007 compared to $142,000 for the six month period ended December 31, 2006.

     Service revenues for the three month period ended December 31, 2007, as compared to the three month period ended December 31, 2006 increased by 11.3% ($2.7 million compared to $2.4 million) because of additional customers entering into service agreements with Fonar for their scanners following the expiration of the warranty period on their equipment. Unrelated party service and repair fees increased by 11.4% ($2.5 million compared to $2.2 million) and related party service and repair fees increased by 10.1% ($262,000 compared to $238,000). We anticipate that there will continue to be increases in service revenues as warranties on installed scanners expire over time.

     Service revenues for the six month period ended December 31, 2007, as compared to the six month period ended December 31, 2006 increased 9.5% ($5.4 million compared to $5.0 million). Unrelated party service and repair fees increased by 9.7% ($4.9 million compared to $4.5 million).

     There were approximately $428,000 in foreign revenues for the first six months of fiscal 2008 as compared to approximately $480,000 in foreign revenues for the first six months of fiscal 2007, representing a decrease in foreign revenues of 10.8%. The Company is making a concerted effort to increase foreign sales, most recently through its foreign distributors and attendance at trade shows.

     For the second quarter of fiscal 2008, revenues for the medical equipment segment increased by 74.0% to $7.9 million from $4.5 million for the second quarter of fiscal 2007. The revenues generated by HMCA decreased, by 8.2% to $2.8 million for the second quarter of fiscal 2008 as compared to $3.1 million for the second quarter of fiscal 2007.

     Overall, for the first half of fiscal 2008, revenues for the medical equipment segment increased by 38.7% to $13.2 million from $9.5 million for the first half of fiscal 2007. The revenues generated by HMCA increased, by 3.6% to $6.2 million for the first half of fiscal 2008 as compared to $5.9 million for the first half of fiscal 2007.

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

     Costs related to product sales increased by 48.4% from $2.4 million in the second quarter of fiscal 2007 to $3.5 million in the second quarter of 2008, reflecting the corresponding increase in product sales revenues. Costs related to providing service increased by 14.2% from $1.2 million in the second quarter of fiscal 2007 to $1.3 million in the second quarter of fiscal 2008, corresponding with the increase in service and repair revenues.

     Costs related to product sales increased by 27.7% from $5.0 million in the first six months of fiscal 2007 to $6.3 million in the first six months of 2008, reflecting the corresponding increase in product sales revenues. Costs related to providing service increased by 4.2% from $2.5 million in the six month of fiscal 2007 to $2.6 million in the first six months of fiscal 2008, reflecting the increase in service and repair revenues.

     Service and repair revenues increased at a higher rate than the costs related to providing service and repairs. Service contract prices are fixed for the term of the contract, which are usually for a term of one year. We believe that an important factor in keeping service costs down is our ability to monitor the performance of customers' scanners from our facilities in Melville on a daily basis and to detect and repair any irregularities before more serious problems result. We also believe the low cost of providing service reflects the high quality of our products.

     Overall, our operating loss for our medical equipment segment was $7.4 million for the first six months of fiscal 2008 as compared to operating loss of $10.6 million for the first six months of fiscal 2007.

     HMCA revenues decreased in the second quarter of fiscal 2008, by 11.0% to $2.8 million from $3.1 million for the second quarter of fiscal 2007, primarily because of the sale of its 50% interest of a previously consolidated entity in July 2007. For the first six months of fiscal 2008, HMCA revenues increased by 3.6% to $6.2 million from $5.9 million for the first six months of fiscal 2007 due to fee structure change to the eight New York facilities we manage. We now manage ten sites equipped with FONAR UPRIGHT(R) MRI scanners. HMCA experienced an operating loss of $548,000 for the first six months of fiscal 2008 compared to operating loss of $878,000 for the first six months of fiscal 2007.

     HMCA cost of revenues decreased to $2.0 million for the second quarter of fiscal 2008 as compared to $2.2 million for the second quarter of fiscal 2007. HMCA cost of revenues for the first six months of fiscal 2008 decreased to $4.0 million as compared to $4.2 million for the first six months of fiscal 2007.

     As of June 22, 2007, Dr. Robert Diamond purchased the stock of the professional corporations owning the eight New York sites managed by HMCA, previously owned by Dr. Raymond V. Damadian, the President, Chairman of the Board, Chief Executive Officer and principal stockholder of Fonar. In connection with the sale, new management agreements were substituted for the existing management agreements, providing, however, for the same management services. The fees in fiscal 2008, however, are currently flat monthly fees in the aggregate amount of $682,500 per month.

     For the purpose of improving the performance of HMCA and the facilities, HMCA entered into an agreement in September, 2007 with Integrity Healthcare Management, Inc. ("Integrity"), which is a wholly-owned subsidiary of Health Diagnostics, LLC. The Chief Operating Officer of Health Diagnostics, LLC, Timothy Damadian is a son of Dr. Damadian. Under the terms of the agreement, Integrity will supervise and direct HMCA and the management of the facilities. The existing management agreements between the facilities and HMCA will remain in place. Integrity will receive as compensation an annual fee equal to one-half of the increase in the consolidated cash flow of HMCA and the facilities over the period from July 1, 2006 through June 30, 2007. The term of the agreement is on an automatically renewable year to year basis, but may be terminated by either party without cause at the end of any year. From time to time Health Diagnostics, LLC, may also purchase MRI scanners from Fonar. As of December 31, 2007, Healthcare Diagnostics, LLC had placed orders with Fonar to purchase six FONAR UPRIGHT(R) MRI scanners.

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

     The increase in our total net revenues of 39.2% from $7.7 million in the second quarter of fiscal 2007 to $10.7 million in the second quarter of fiscal 2008, was accompanied by an increase of 11.3% in total costs and expenses from $13.1 million in the second quarter of fiscal 2007 compared to $14.6 million in the second quarter of fiscal 2008. As a result, our operating loss decreased from $5.5 million in the second quarter of fiscal 2007 to $3.8 million in the second quarter of fiscal 2008. For the first six months of fiscal 2008 the consolidated revenues increased by 25.2% to $19.4 million from $15.5 million for the first six months of fiscal 2007 while the total costs and expenses increased by 1.4% to $27.3 million for the first six months of fiscal 2008 from $26.9 million for the first six months of fiscal 2007. Our operating loss decreased from $11.5 million in the first six months of fiscal 2007 to $8.0 million in the first six months of fiscal 2008.

     Selling, general and administrative expenses decreased by 8.1% from $11.2 million in the first six months of fiscal 2008 from $12.2 million in the first six months of fiscal 2007. The compensatory element of stock issuances, which is now included in selling, general and administrative expenses, decreased from $121,000 in the first six months of fiscal 2007 to $317 in the first six months of fiscal 2008. This reflects a lesser use of Fonar's stock in lieu of cash to pay employees, consultants and professionals for services.

     Research and development expenses decreased by 11.6% to $2.5 million for the first six months of fiscal 2008 as compared to $2.8 million for the first six months of fiscal 2007.

     Interest expense in the first six months of fiscal 2008 increased by 79.2% to $258,000 from $144,000 for the first six months of fiscal 2007 because of the additional accrual of sales tax interest.

     Inventories decreased by 5.8% to $4.2 million at December 31, 2007 as compared to $4.5 million at June 30, 2007 representing our use of raw materials and components in our inventory to fill orders.

     Management fee and medical receivables decreased by 8.0% to $8.5 million at December 31, 2007 from $9.2 million at June 30, 2007, primarily due to collections on the Company's medical receivables.

     The overall trends reflected in the results of operations for the first six months of fiscal 2008 are an increase in revenues from product sales, as compared to the first six months of fiscal 2007 ($6.6 million for the first six months of fiscal 2008 as compared to $4.5 million for the first six months of fiscal 2007), and an increase in MRI equipment segment revenues relative to HMCA revenues ($13.2 million or 68% from the MRI equipment segment as compared to $6.2 million or 32% from HMCA, for the first six months of fiscal 2008, as compared to $9.5 million or 62% from the MRI equipment segment and $5.9 million or 38%, from HMCA, for the first six months of fiscal 2007). In addition, we experienced an increase in unrelated party sales relative to related party sales in our medical equipment product sales ($6.6 million or 100% to unrelated parties for the first six months of fiscal 2008 as compared to $4.4 million, or 97% to unrelated parties and $142,000 or 3% to related parties for the first six months of fiscal 2007).

     We are committed to continuing the improvement in our operating results we experienced in the first six months in fiscal 2008. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, payor reimbursement rates and policies, and unexpected expenditures or the timing of such expenditures, make it impossible to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Company's operating results.

     Our FONAR UPRIGHT(R) MRI, and Fonar-360(TM) MRI scanners, together with our
works-in-progress,   are  intended  to  significantly  improve  our  competitive position.

     Our FONAR UPRIGHT(R) MRI scanner, which operates at 6000 gauss (.6 Tesla) field strength, allows patients to be scanned while standing, sitting, reclining and in multiple flexion and extension positions. It is common in visualizing the spine that abnormalities are visualized in some positions and not others. This enables surgical corrections that heretofore would be unaddressable for lack of visualizing the symptom causing the pathology. A floor-recessed elevator brings the patient to the height appropriate for the targeted image region. A custom-built adjustable bed will allow patients to sit or lie on their backs, sides or stomachs at any angle. Full-range-of-motion studies of the joints in virtually any direction are possible and another promising feature for sports injuries.

     Recently a new important application has been discovered for the FONAR UPRIGHT(R) MRI, namely the evaluation of spinal scoliosis in young women. In a 2000 publication of the National Cancer Institute women with scoliosis were discovered to have a 70% increase in breast cancer which was presumed to arise from the repeated chest x-rays needed to monitor treatment. FONAR UPRIGHT(R) MRI is now available to provide a radiation-free alternative to meet this need. In addition, the University of California, Los Angeles (UCLA) reported their results of their study of 1,302 patients utilizing the FONAR UPRIGHT(R) Multi-Position(TM) MRI at the 22nd Annual Meeting of the North American Spine Society on October 23, 2007. The UCLA study showed the superior ability of the Dynamic(TM) FONAR UPRIGHT(R) MRI to detect spine pathology, including spondylolisthesis, disc herniations and disc degneration, as compared to visualizations of the spine produced by traditional single position static MRI's.

     The UCLA study by MRI of 1,302 back pain patients when they were UPRIGHT(R) and examined in a full range of flexion and extension positions made possible by FONAR's new UPRIGHT(R) technology established that significant "misses" of pathology were occurring with static single position MRI imaging. At L4-5, the vertebral level responsible for 49.8% of lumbar disc herniations, 35.1% of the spodylolistheses (vertebral instabilities) visualized by Dynamic(TM) Multi-Position(TM) MRI were being missed by static single position MRI (510 patients). Since this vertebral segment is responsible for the majority of all disc herniation, the finding may reveal a significant cause of failed back surgeries. The UCLA study further showed the "miss-rate" of vertebral instabilities by static only MRI was even higher, 38.7%, at the L3-4 vertebral segment. Additionally the UCLA study showed that MRI examinations of the cervical spine that did not perform extension images of the neck "missed" disc bulges 23.75% of the time (163 patients).

     The UCLA study further reported that they were able to quantitatively measure the dimensions of the central spinal canal with the "highest accuracy" using the FONAR UPRIGHT(R) Multi-Position(TM) MRI thereby enabling the extent of spinal canal stenosis that existed in patients to be measured. Spinal canal stenosis gives rise to the symptom complex intermittent neurogenic claudication manifest as debilitating pain in the back and lower extremities, weakness and difficulties in ambulation and leg paresthesias. Spinal canal stenosis is a spinal compression syndrome separate and distinct from the more common nerve compression syndrome of the spinal nerves as they exit the vertebral column through the bony neural foramen.

     The FONAR UPRIGHT(R) MRI can also be useful for MRI directed emergency neuro-surgical procedures as the surgeon would have unhindered access to the patient's head when the patient is supine with no restrictions in the vertical direction. This easy-entry, mid-field-strength scanner could prove ideal for trauma centers where a quick MRI-screening within the first critical hour of treatment will greatly improve patients' chances for survival and optimize the extent of recovery.

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

     The Fonar 360(TM)is presently marketed as a diagnostic scanner and is sometimes referred to as the Open Sky(TM) MRI. In its Open Sky(TM)version, the Fonar 360(TM)serves as an open patient friendly scanner which allows 360 degree surgical access to the patient on the scanner bed. To optimize the patient-friendly character of the Open Sky(TM) MRI, the walls, floor, ceiling and magnet poles are decorated with landscape murals. The patient gap is twenty inches and the magnetic field strength, like that of the FONAR UPRIGHT(R), is
0.6 Tesla.

     In the future, we expect the Fonar 360(TM) to function as an interventional MRI. The enlarged room sized magnet and 360 access to the patient afforded by the Fonar 360(TM) permits surgeons to walk into the magnet and perform surgical interventions on the patient under direct MR image guidance. Most importantly the exceptional quality of the MRI image and its capacity to exhibit tissue detail on the image, can then be obtained real time during the procedure to guide the interventionalist. Thus surgical instruments, needles, catheters, endoscopes and the like could be introduced directly into the human body and guided directly to a malignant lesion using the MRI image. The number of inoperable lesions could be significantly reduced by the availability of this new FONAR technology. Most importantly treatment can be carried directly to the target tissue. The interventional features of the Fonar 360(TM) are expected to be implemented by Oxford Nuffield Orthopedic Center in Oxford U.K. in the near future. A full range of MRI compatible surgical instruments using ceramic cutting tools and beryllium-copper materials are available commercially.

     The Company expects marked demand for its most commanding MRI products, the FONAR UPRIGHT(R) MRI and the Fonar 360(TM) because of their exceptional features in patient diagnosis and treatment. These scanners additionally provide improved image quality and higher imaging speed because of their higher field strength of ..6 Tesla. The geometry of the FONAR UPRIGHT(R) MRI as compared to a single coil, or multiple coils on only one axis and its transverse magnetic field enables the use of two detector rf coils operating in quadrature which increases the FONAR UPRIGHT(R) MRI signal to noise ratio by 40%, providing a signal to noise ratio equal to a .84T recumbent only MRI scanner.

Liquidity and Capital Resources

     Cash,  cash  equivalents  and  marketable  securities  decreased  from $3.4 million at June 30, 2007 to $3.2 million at December 31, 2007. Marketable securities approximated $1.7 million as at December 31, 2007, as compared to $2.0 million at June 30, 2007. At December 31, 2007, our investments in U.S. Government obligations were $198,000, our investments in corporate and government agency bonds were $1.4 million and our investments in certificates of deposit and deposit notes were $100,000. These investments have had the intended effect of maintaining a stable investment portfolio.

     Cash used in operating activities for the first six months of fiscal 2008 was $4.3 million. Cash used in operating activities was attributable primarily to the net loss of $4.0 million, an increase in accounts, management fee and medical receivables of $2.8 million and the decrease in accounts payable of $121,000, offset by an increase in customer advances of $1.6 million and an increase in billing in excess of costs and estimated earnings on uncompleted contracts of $1.4 million.

     Cash provided by investing activities for the first six months of fiscal 2008 was $4.4 million. The principal source of cash from investing activities during the first six months of fiscal 2008 consisted of proceeds from the sale of an investment and consolidated subsidiary of $4.7 million, offset by expenditures for property and equipment of $151,000 and capitalized software and patent costs of $363,000.

     Cash used in financing activities for the first six months of fiscal 2008 was $90,000. The principal uses of cash in financing activities during the first six months of fiscal 2008 consisted of repayment of principal on long-term debt and capital lease obligations of $111,000 and distributions to holders of minority interests of $105,000.

     The Company's contractual obligations and the periods in which they are scheduled to become due are set forth in the following table:

                                 (000's OMITTED)

                                 Due in
                                  less          Due          Due          Due
Contractual                       Than 1       in 2-3       in 4-5       after 5
Obligation          Total         year          years        years        years
--------------   ----------    ----------    ---------    ----------    --------

Long-term debt    $    539      $   --        $  --        $  --         $  539

Capital lease
 Obligations           564           252          296           16         --

Operating
   leases            6,478         2,315        2,017        1,271          875
                 ----------    ----------    ---------    ---------     --------
Total cash
Obligations       $  7,581      $  2,567      $ 2,313      $ 1,287       $1,414
                 ==========    ==========    =========    =========     ========

     Total liabilities increased by 12.9% to $35.9 million at December 31, 2007 from $31.8 million at June 30, 2007. We experienced a decrease in long-term debt and capital leases from $956,000 at June 30, 2007 to $850,000 at December 31, 2007 and a decrease in accounts payable from $3.9 million at June 30, 2007 to $3.8 million at December 31, 2007, offset by an increase in billings in excess of costs and estimated earnings on uncompleted contracts from $3.4 million at June 30, 2007 to $4.9 million at December 31, 2007, and an increase in customer advances from $10.1 million at June 30, 2007 to $11.7 million at December 31, 2007. Unearned revenue on service contracts increased from $5.1 million at June 30, 2007 to $6.2 million at December 31, 2007,

     As of December 31, 2007, the total of $8.0 million in other current liabilities included primarily accrued salaries and payroll taxes of $1.1 million, accrued interest of $707,000, accrued royalties of $595,000 and excise and sales taxes of $3.3 million.

     Our working capital deficit was $10.8 million as of December 31, 2007, as compared to a working capital deficit of $7.6 million as of June 30, 2007, increasing by 43%. This resulted from an increase in current liabilities ($30.6 million at June 30, 2007 as compared to $34.8 million at December 31, 2007, particularly an increase in customer advances of $1.6 million ($10.1 million at June 30, 2007 as compared to $11.7 million at December 31, 2007), and an increase of unearned revenue on service contracts of $1.1 million ($5.1 million at June 30, 2007 as compared to $6.2 million at December 31, 2007), notwithstanding an increase in current assets ($23.0 million at June 30, 2007 compared to $24.0 million at December 31, 2007) resulting primarily from an increase in accounts receivable of $1.7 million ($3.5 million at June 30, 2007 compared to $5.2 million at December 31, 2007) offset by a decrease in cash and cash equivalents and marketable securities of $221,000 ($3.4 million at June 30, 2007 as compared to $3.2 million at December 31, 2007) and a decrease in inventories of approximately $260,000 ($4.5 million at June 30, 2007 as compared to $4.2 million at December 31, 2007).

     With respect to current liabilities, the current portion of long-term debt decreased from $257,000 at June 30, 2007 to $252,000 at December 31, 2007, and billings in excess of costs and estimated earnings on uncompleted contracts increased from $3.5 million at June 30, 2007 to $4.9 million at December 31, 2007. Customer advances increased from $10.1 million at June 30, 2007 to $11.7 million at December 31, 2007 and accounts payable decreased from $3.9 million at June 30, 2007 to $3.8 million at December 31, 2007.

     Inventories decreased by approximately $260,000 ($4.5 million at June 30, 2007 as compared to $4.2 million at December 31, 2007) resulting from the use of raw materials and components in our inventory to fill our backlog of orders.

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

     Our principal source of liquidity has been derived from revenues, as well as cash provided by previous debt and equity financing. We currently expect this to continue. Also, in July 2007, the Company sold its 50% interest in a consolidated subsidiary and 20% interest in an unconsolidated entity to an unrelated third party and received proceeds of approximately $4.8 million. At December 31, 2007, we had a working capital deficit of $10.8 million. For the six months ended December 31, 2007, we incurred a net loss of $4.0 million which included non-cash charges of $1.9 million.

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

     Given our cash and marketable securities balance of $3.2 million at December 31, 2007, as compared to $3.4 million at June 30, 2007 and our expected cash requirements, we anticipate that our existing capital resources, funds generated from operations and funds expected to be received from note receivables, will be sufficient to satisfy our cash flow requirements through at least December 31, 2008. The increase in cash and marketable securities resulted from the investment of a portion of the proceeds from the sale of our 50% interest in a consolidated entity and our 20% interest in an unconsolidated entity. Based upon current results of operations, we believe we will either need to increase sales, reduce expenses or seek other sources of funds through the issuance of equity or debt financing in order to maintain sufficient funds available to operate subsequent to December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our investments are in fixed rate instruments. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by us at December 31, 2007.

                           INTEREST RATE SENSITIVITY
                     PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE

                             Investments
                   Year of   in Fixed Rate  Weighted Average
                   Maturity  Instruments    Interest Rate
                   --------  -------------  ----------------
                   12/31/08   $      --            --
                   12/31/09     1,198,062         3.29%
                   12/31/10       500,000         2.51%
                   12/31/11          --            --
                   12/31/12          --            --
                             -------------  ----------------
                   Total:     $ 1,698,062
                             =============
                 Fair Value
                at 12/31/07   $ 1,617,834
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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings: There were no material changes in litigation for the first six months of fiscal 2008.

Item 1A - Risk Factors: There were no material changes in risk factors in the first six months of fiscal 2008 from those disclosed in our most recent Form 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Submission of Matters to a Vote of Security Holders: None

Item 5 - Other Information: None

Item 6 -  Exhibits:  Exhibit  31.1  Certification  See Exhibits
                     Exhibit  32.1  Certification  See Exhibits

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

Dated:  February 15, 2008