Form 10-Q
period 2008-03-31
FONAR CORP
filed 2008-05-20
CIK 355019

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    MARCH 31, 2008
                                                 --------------

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.
(Check one):   Large accelerated filer ___   Accelerated filer ___
Non-accelerated filer _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

              Class                                Outstanding at April 30, 2008
-----------------------------------------          -----------------------------
Common Stock, par value $.0001                              4,904,261
Class B Common Stock, par value $.0001                            158
Class C Common Stock, par value $.0001                        382,513
Class A Preferred Stock, par value $.0001                     313,451

FONAR CORPORATION AND SUBSIDIARIES

INDEX

PART I - FINANCIAL INFORMATION                                      PAGE

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - March 31, 2008
     (Unaudited) and June 30, 2007

   Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 and
     March 31, 2007 (Unaudited)

   Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2008 and
     March 31, 2007 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Loss for the Three Months Ended
     March 31, 2008 and March 31, 2007 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Loss for the Nine Months Ended
     March 31, 2008 and March 31, 2007 (Unaudited)

   Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2008 and
     March 31, 2007 (Unaudited)

   Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(000's OMITTED)

ASSETS                                                  March 31,       June 30,
                                                          2008            2007
                                                       (UNAUDITED)
Current Assets:                                        -----------   -----------
  Cash and cash equivalents                               $ 2,174       $ 1,470

  Marketable securities                                     1,056         1,979

  Accounts receivable - net                                 5,524         3,528

  Accounts receivable - related parties - net                 485           445

  Medical receivables - net                                 1,557         2,781

  Management fee receivable - net                           6,225         5,096

  Management fee receivable - related medical
    practices - net                                         1,317         1,354

  Inventories                                               3,678         4,466

  Current portion of advances and notes to related
    medical practices                                         228           216

  Current portion of notes receivable less discount
    for below market interest                                 613           578

  Prepaid expenses and other current assets                 1,299         1,103
                                                       -----------   -----------
        Total Current Assets                               24,156        23,016
                                                       -----------   -----------

Property and equipment - net                                4,326         5,159

Advances and notes to related medical practices - net         311           474

Notes receivable less discount for below market interest    5,070         5,528

Other intangible assets - net                               5,324         5,345

Other assets                                                1,776         1,688
                                                       -----------   -----------
        Total Assets                                     $ 40,963      $ 41,210
                                                       ===========   ===========

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(000's OMITTED)

                                                        March 31,     June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                       2008         2007
                                                       (UNAUDITED)
Current Liabilities:                                   -----------   -----------
  Current portion of long-term debt and capital leases   $    474      $    257
  Accounts payable                                          3,645         3,940
  Other current liabilities                                 8,444         7,755
  Unearned revenue on service contracts                     5,681         4,607
  Unearned revenue on service contracts - related
    parties                                                   477           460
  Customer advances                                        13,296        10,039
  Customer advances - related party                         1,514            42
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                       3,594         3,481
                                                       -----------   -----------
      Total Current Liabilities                            37,125        30,581

Long-Term Liabilities:

  Due to related medical practices                             93            93
  Long-term debt and capital leases,
    less current portion                                      805           956
  Other liabilities                                           265           150
                                                       -----------   -----------
      Total Long-Term Liabilities                           1,163         1,199
                                                       -----------   -----------
      Total Liabilities                                    38,288        31,780
                                                       -----------   -----------
Minority interest                                             167           532
                                                       -----------   -----------

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED, except share data)

                                                        March 31,     June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                      2008          2007
  (continued)                                          (UNAUDITED)
                                                       -----------   -----------
STOCKHOLDERS' EQUITY
Class A  non-voting  preferred  stock  $.0001 par value;
1,600,000  authorized, 313,451 issued and outstanding
at March 31, 2008 and June 30, 2007                          -             -

Common Stock $.0001 par value;  30,000,000 shares
authorized at March 31, 2008 and June 30, 2007,
4,915,904 issued at March 31, 2008 and 4,885,850 at
June 30, 2007; 4,904,261 outstanding at March 31, 2008
and 4,874,207 at June 30, 2007                                  1             1

Class B Common Stock $ .0001 par value; 800,000 shares
authorized, (10 votes per share), 158 issued and
outstanding at March 31, 2008 and June 30, 2007              -             -

Class C Common Stock $.0001 par value; 2,000,000 shares
authorized, (25 votes per share), 382,513 issued and
outstanding at March 31, 2008 and June 30, 2007              -             -

Paid-in capital in excess of par value                    172,276       172,072
Accumulated other comprehensive loss                     (     84)     (    104)
Accumulated deficit                                      (168,614)     (161,872)
Notes receivable from employee stockholders              (    396)     (    524)
Treasury stock, at cost - 11,643 shares of common stock
  at March 31, 2008 and June 30, 2007                    (    675)     (    675)
                                                       -----------   -----------
      Total Stockholders' Equity                            2,508         8,898
                                                       -----------   -----------
      Total Liabilities and Stockholders' Equity         $ 40,963      $ 41,210
                                                       ===========   ===========

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                  FOR THE THREE MONTHS ENDED
                                                          MARCH 31,
                                                       -------------------------
                                                             2008         2007
REVENUES                                               -----------   -----------
  Product sales - net                                    $  2,348      $ 3,220
  Product sales - related parties - net                      -            1
  Service and repair fees - net                             2,515        2,314
  Service and repair fees - related parties - net             270          243
  Management and other fees - net                           2,110            -
  Management and other fees - related medical
    practices - net                                           828        3,004
                                                       -----------   -----------
     Total Revenues - Net                                   8,071        8,782
                                                       -----------   -----------
COSTS AND EXPENSES
  Costs related to product sales                            2,237         3,128
  Costs related to product sales - related parties           -                1
  Costs related to service and repair fees                  1,148         1,203
  Costs related to service and repair
    fees - related parties                                    123           126
  Costs related to management and other fees                1,342          -
  Costs related to management and other
    fees - related medical practices                          751         2,236
  Research and development                                  1,189         1,509
  Selling,  general and  administrative,  inclusive of
    compensatory  element of stock issuances of $ 0
    for the three months ended March 31, 2008 and 2007      4,311         5,794
  (Credit) Provision for bad debts                        (   309)          100
                                                       -----------   -----------
     Total Costs and Expenses                              10,792        14,097
                                                       -----------   -----------
Loss From Operations                                      ( 2,721)     ( 5,315)

Interest Expense                                          (   105)     (    60)
Investment Income                                             156          178
Interest Income - Related Parties                               8           10
Other Income                                                    1           26
Minority Interest in Income of Partnerships               (    34)     (   240)
                                                       -----------   -----------
NET LOSS                                                 $( 2,695)    $( 5,401)
                                                       ===========   ===========
Basic and Diluted Loss Per Common Share                    $(0.55)      $(1.11)
                                                       ===========   ===========
Weighted Average Number of Common Shares Outstanding    4,904,261     4,860,418
                                                       ===========   ===========

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)

                                                       FOR THE NINE MONTHS ENDED
                                                                MARCH 31,
                                                       -------------------------
                                                          2008          2007
REVENUES                                               -----------   -----------
  Product sales - net                                     $ 8,940       $ 7,619
  Product sales - related parties - net                         -           143
  Service and repair fees - net                             7,444         6,806
  Service and repair fees - related parties - net             786           722
  Management and other fees - net                           6,354             -
  Management and other fees - related medical
    practices - net                                         2,739         8,947
  License fees and royalties                                1,158             -
                                                       -----------   -----------
     Total Revenues - Net                                  27,421        24,237
                                                       -----------   -----------
COSTS AND EXPENSES

  Costs related to product sales                            8,566         7,939
  Costs related to product sales - related parties              -           147
  Costs related to service and repair fees                  3,546         3,503
  Costs related to service and repair
    fees - related parties                                    375           371
  Costs related to management and other fees                3,898             -
  Costs related to management and other
    fees - related medical practices                        2,241         6,459
  Research and development                                  3,675         4,320
  Selling, general and administrative, inclusive of
    compensatory element of stock issuances of $ 0 and
    $ 121 for the nine months ended March 31, 2008 and
    2007, respectively                                     15,544        18,017
  Provision for bad debts                                     279           286
                                                       -----------   -----------
     Total Costs and Expenses                              38,124        41,042
                                                       -----------   -----------
Loss From Operations                                      (10,703)      (16,805)

Interest Expense                                          (   362)     (   203)
Investment Income                                             531          606
Interest Income - Related Parties                              27           32
Other Income                                                    7          104
Minority Interest in Income of Partnerships               (   208)     (   710)
Gain on Sale of Investment                                    571            -
Gain on Sale of Consolidated Subsidiary                     3,395            -
                                                       -----------   -----------
NET LOSS                                                 $( 6,742)    $(16,976)
                                                       ===========   ===========
Basic and Diluted Loss Per Common Share                  $  (1.38)       $(3.52)
                                                       ===========   ===========
Weighted Average Number of Common Shares Outstanding    4,895,907     4,817,860
                                                       ===========   ===========

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED) (000'S OMITTED)

                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                           2008          2007
                                                       -----------   -----------
Net loss                                                  $(2,695)      $(5,401)
Other comprehensive income, net of tax:
    Unrealized gains on marketable securities, net of tax      12            40
                                                       -----------   -----------
Total comprehensive loss                                  $(2,683)      $(5,361)
                                                       ===========   ===========

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED) (000'S OMITTED)

                                                       FOR THE NINE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                          2008       2007
                                                       -----------   -----------
Net loss                                                 $( 6,742)     $(16,976)

Other comprehensive income, net of tax:
    Unrealized gains on marketable securities, net of tax      20          152
                                                       -----------   -----------
Total comprehensive loss                                 $( 6,722)     $(16,824)
                                                       ===========   ===========

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)

                                                       FOR THE NINE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                           2008         2007
                                                       -----------   -----------
Cash Flows from Operating Activities:

 Net loss                                                $( 6,742)     $(16,976)
 Adjustments to reconcile net loss to
  net cash used in operating activities:

    Minority interest in income of partnerships               208           710
    Depreciation and amortization                           1,727         1,987
    Provision for bad debts                                   279           286
    Compensatory element of stock issuances                 -               121
    Stock issued for costs and expenses                       205         1,839
    Gain on sale of consolidated subsidiary               ( 3,395)         -
    Gain on sale of investment                            (   571)         -
    (Increase) decrease in operating assets, net:
       Accounts, management fee and medical receivable(s)  (3,351)        1,032
       Notes receivable                                       424           319

       Costs and estimated earnings in excess of
         billings on uncompleted contracts                   -            2,748
       Inventories                                            788           928
       Principal payments received on sales type lease       -              279
       Prepaid expenses and other current assets          (   196)      (    41)
       Other assets                                       (    90)      (    65)
       Advances and notes to related medical practices        139            35
    Increase (decrease) in operating liabilities, net:

       Accounts payable                                   (   294)      (   995)
       Other current liabilities                            1,780         1,271
       Customer advances                                    4,729         5,804
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                    113       ( 1,474)
       Other liabilities                                      114       (    45)
       Income taxes payable                                  -          (     8)
                                                       -----------   -----------
Net cash used in operating activities                     ( 4,133)      ( 2,245)
                                                       -----------   -----------

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)

                                                   FOR THE NINE MONTHS ENDED
                                                           MARCH 31,
                                                       -------------------------
                                                          2008       2007
                                                       -----------   -----------
Cash Flows from Investing Activities:
  Purchases of marketable securities                      (   765)          -
  Sales of marketable securities                            1,708        2,119
  Purchases of property and equipment                     (   356)      (   332)
  Costs of capitalized software development               (   426)      (   497)
  Cost of patents                                         (   113)      (   406)
  Proceeds from sale of investment                            571          -
  Proceeds from sale of consolidated subsidiary             4,142          -
                                                       -----------   -----------
Net cash provided by investing activities                   4,761           884
                                                       -----------   -----------
Cash Flows from Financing Activities:
  Distributions to holders of minority interests          (   117)      (   836)
  Proceeds from debt                                          265          -
  Repayment of long-term debt and capital leases          (   200)      (   155)
  Net proceeds from exercise of stock options and warrants   -               50
  Net proceeds from sale of common stock                     -              373
  Collection of notes receivable from employee
    stockholders                                              128           184
                                                       -----------   -----------
Net cash provided by (used in) financing activities            76       (   384)
                                                       -----------   -----------
Net Increase (Decrease) in Cash and Cash Equivalents          704       ( 1,745)

Cash and Cash Equivalents - Beginning of Period             1,470         4,557
                                                       -----------   -----------
Cash and Cash Equivalents - End of Period                 $ 2,174       $ 2,812
                                                       ===========   ===========

See  accompanying   notes  to  condensed   consolidated   financial   statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of `Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on October 2, 2007 for the fiscal year ended June 30, 2007.

Liquidity and Capital Resources

The Company's principal source of liquidity has been derived from revenues, as well as cash provided by the sale of marketable securities and previous debt and equity financing. The Company's management currently expects this to continue. In addition, at March 31, 2008, the Company had a working capital deficit of approximately $13.0 million. Cash used from operating activity toward approximately $4.1 million for the nine months ended March 31, 2008. For the nine months ended March 31, 2008, the Company incurred a net loss of approximately $6.7 million which included non-cash charges of approximately $2.2 million.

In July 2007, the Company sold its 50% interest (to an unrelated third party) in an entity that provided management services to a diagnostic center in Orlando, Florida and 20% interest in an unconsolidated entity and received proceeds of approximately $4.8 million.

Sales levels remain weak and the Company continues to focus its efforts on increased advertising and marketing campaigns and distribution programs to strengthen the demand for Fonar's products. Management believes that Fonar's capital resources will improve if Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales. If the Company is not successful with its marketing efforts to increase sales, then the Company will experience a shortfall in cash necessary to sustain operations of the Company. Should weak product demand continue, the Company has determined it will be necessary to reduce operating expenses or seek other sources of funds through the issuance of equity or debt financing in order to maintain sufficient funds available to operate subsequent to March 31, 2009. The reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                  (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships
(collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Reverse Stock Split

On April 17, 2007, the Company effected a one-for-twenty-five reverse split of its issued and outstanding common stock, Treasury Shares of Common Stock, Class B Common Stock, Class C Common Stock, Class A Non-Voting Preferred Stock and Preferred Stock. At such time, the Company also reduced the number of its authorized shares available for issuance for each class of stock. The accompanying condensed consolidated financial statements, notes and other references to share and per share data have been retroactively restated to reflect the reverse stock splits for all periods presented.

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with EITF 03-6, "Participating Securities and the Two-Class method under FASB Statement No. 128" ("EITF 03-6"), the Company's participating convertible securities, which include Class B common stock and Class C common stock, are not included in the computation of basic EPS for the three and nine months ended March 31, 2008 and 2007, because the participating securities do not have a contractual obligation to share in the losses of the Company.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of certain options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation was approximately 278,000 and 279,000 because they were antidilutive as a result of net losses for the nine month periods ended March 31, 2008 and 2007, respectively.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                  (UNAUDITED)


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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                  (UNAUDITED)


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

In  February,  2007,  the FASB issued SFAS No.  159,  The Fair Value  Option for
Financial Assets and Financial Liabilities (FAS 159). SFAS 159 provides Companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between Companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires Companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the Company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. The Company did not early adopt SFAS 159. The Company is currently assessing the impact of SFAS 159; however the Company does not believe the adoption of this standard will have a material effect on its consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                  (UNAUDITED)


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

In March 2007, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-10, "Accounting for Collateral Assignment Split Dollar Life Insurance." This EITF indicates that an employer should recognize a liability for postretirement benefits related to collateral assignment split-dollar life insurance arrangements. In addition, the EITF provides guidance for the recognition of an asset related to a collateral assignment split-dollar life insurance arrangement. The EITF is effective for fiscal years beginning after December 15, 2007. The Company will adopt the EITF as required and management does not expect it to have any impact on the Company's consolidated results of operations, financial condition and liquidity.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                  (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2003.

The adoption of the provisions of FIN 48 did not have a material impact on the Company's condensed consolidated financial position and results of operations. As of March 31, 2008, no liability for unrecognized tax benefits was required to be recorded.

The Company recognized a deferred tax asset of approximately $75 million as of March 31, 2008, primarily relating to net operating loss carryforwards of approximately $165 million, available to offset future taxable income through 2028.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                  (UNAUDITED)


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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No 133" ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged item affect an entity's financial position, financial performance and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company doe not believe that the implementation of SFAS No. 161 will have any impact on the Company's consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year
presentation.   The  reclassifcations  did  not  have  any  effect  on  reported consolidated net losses for any periods presented.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                  (UNAUDITED)


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE

Medical Receivables

The Company was assigned medical receivables valued at $11,775,000, in connection with the satisfaction of the management fees and termination fees related to a Termination and Replacement Agreement dated May 23, 2005. The balance of the net medical receivables as of March 31, 2008 was $1,557,000.

Accounts Receivable and Management Fee Receivable

Receivables, net is comprised of the following at March 31, 2008:

                                              (000's Omitted)
                               Gross          Allowance for
                               Receivable     doubtful accounts     Net
                               ----------     -----------------     ---------
Receivables from equipment
sales and service contracts      $ 6,599        $        1,075       $ 5,524
                               ==========     =================     =========
Receivables from equipment
sales and service contracts-
related parties                 $  1,104        $          619       $   485
                               ==========     =================     =========
Management fee receivables       $ 8,360        $        2,135       $ 6,225
                               ==========     =================     =========
Management fee receivables
from related medical
practices ("PC's")               $ 3,410        $        2,093       $ 1,317
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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                  (UNAUDITED)


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE (Continued)

Accounts Receivable and Management Fee Receivable (Continued)

Dr. Damadian still owns the four MRI facilities in Georgia and Florida managed by the Company. No MRI facilities or other medical facilities are owned by the Company.

Collection by the Company of its management fee receivables may be impaired by the uncollectibility of the PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 44% and 39% of the PC's net revenues for both the nine months ended March 31, 2008 and 2007, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                  (UNAUDITED)


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

Net revenues from management and other fees charged to the related P.C.'s accounted for approximately 10% and 36.9% of the consolidated net revenues for the nine months ended March 31, 2008 and 2007, respectively. Product sales and service repair fees from related parties amounted to approximately 2.9% and 3.6% of consolidated net revenues for the nine months ended March 31, 2008 and 2007 respectively.

HMCA entered into a management agreement in September 2007 with Integrity Healthcare Management Inc ("Integrity"). Under the terms of the agreement, Integrity will provide the billings and collections for HMCA's facilities as well as assist in the management of the facilities. The existing management agreements between the facilities and HMCA will remain in place. Integrity will receive as compensation an annual fee equal to one-half of the increase in the consolidated cash flow of HMCA and the facilities over the period from July 1, 2006 through June 30, 2007. The term of the agreement is one year with an automatic year to year renewal, but may be terminated by either party without cause at the end of any year. As of March 31, 2008, no management fees were earned by Integrity. Integrity is a subsidiary of Health Diagnostics, LLC. The Chief Operating Officer of Health Diagnostics, LLC, Timothy Damadian, is a son of the President and Chief Executive Officer of Fonar, Dr. Raymond Damadian. In July 2007, Integrity and related parties sold a business (consisting of management companies and diagnostic centers) to Health Diagnostics, LLC and subsequently accepted a three year employment position (non-equity) with Health Diagnostics, LLC as chief operating officer. At the time, Health Diagnostics, LLC purchased the above business, Fonar sold its entire 20% interest in a Bronx diagnostic business and its entire 50% interest in a Florida management company to Healthcare Diagnostic, LLC (see Note 8). From time to time Health Diagnostics, LLC may purchase MRI systems from Fonar. As of March 31, 2008, Health Diagnostics, LLC had placed an order with Fonar to purchase six Upright(TM) MRI systems.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                  (UNAUDITED)


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

Summarized statement of operations data for the three months ended March 31, 2008 and 2007 related to the unconsolidated medical practices managed by the Company is as follows:

                    (000's omitted) (Income Tax-Cash Basis)
                                                 For the three months
                                                    ended March 31,
                                                    2008      2007
                                                  --------  --------
         Patient Revenue - Net                    $ 4,603   $ 4,799
                                                  ========  ========
         Income from Operations                   $   172   $   228
                                                  ========  ========
         Net Income                               $    55   $     7
                                                  ========  ========

Summarized statement of operations data for the nine months ended March 31, 2008 and 2007 related to the unconsolidated medical practices managed by the company is as follows:

                     (000's omitted) (Income Tax-Cash Basis)
                                                  For the nine months
                                                    ended March 31,
                                                    2008     2007
                                                  --------  --------
         Patient Revenue - Net                    $12,955   $14,586
                                                  ========  ========
         (Loss) Income from Operations            $  (306)  $   747
                                                  ========  ========
         Net  (Loss) Income                       $  (698)  $    55
                                                  ========  ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                  (UNAUDITED)


NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

                                (000's omitted)
                                                  March 31,  June 30,
                                                     2008      2007
                                                   --------  --------
         Purchased parts, components
            and supplies                           $ 2,293   $ 3,285
         Work-in-process                             1,385     1,181
                                                   -------   -------
                                                   $ 3,678   $ 4,466
                                                   =======   =======


NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of March 31, 2008 is as follows:

                                (000's omitted)
         Costs incurred on uncompleted
            contracts                                       $ 2,116
         Estimated earnings                                     845
                                                            --------
                                                              2,961
         Less: Billings to date                               6,555
                                                            --------
                                                            $(3,594)
                                                            ========

Included in the accompanying condensed consolidated balance sheet at March 31, 2008 under the following captions:

               Costs and estimated earnings in excess of
                 Billings on uncompleted contracts          $  -

         Less: billings in excess of costs and estimated
               Earnings on uncompleted contracts              3,594
                                                            --------
                                                            $(3,594)
                                                            ========

2) Customer advances consist of the following as of March 31, 2008:

                                                    Related
                                        Total       Party          Other
                                       --------     --------     --------
Total Advances                         $ 21,365     $  1,514     $ 19,851
Less: Advances
       on contracts under construction    6,555         -           6,555
                                       --------     --------     --------
                                       $ 14,810     $  1,514     $ 13,296
                                       ========     ========     ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                  (UNAUDITED)


NOTE 6 -STOCKHOLDERS' EQUITY

Common Stock

During the three months ended March 31, 2008:

     a)   None.

During the nine months ended March 31, 2008:

     a) The Company issued 30,000 shares of common stock for costs and expenses of $204,457.

     b) The Company issued 54 shares of common stock to employees as compensation valued at $317 under a stock bonus plan.


NOTE 7 - OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

                                (000's omitted)

                                                    March 31,   June 30,
                                                      2008          2007
                                                    ---------   ----------
         Royalties                                   $   609     $   635
         Accrued salaries, commissions
            and payroll taxes                          1,457       1,106
         Accrued interest                                757         573
         Litigation accruals                             193         193
         Sales tax payable (see Note 11)               3,241       3,037
         Professional fees                               826         989
         Insurance premiums                              617         197
         Penalty  - 401k plan  (see Note 11)             250         250
         Other                                           494         775
                                                    ---------   ----------
                                                     $ 8,444     $ 7,755
                                                    =========   ==========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                  (UNAUDITED)


NOTE 8 - SALE OF INVESTMENT AND CONSOLIDATED SUBSIDIARY

Sale of Investment

On July 31, 2007, the Company sold its 20% equity interest in an unconsolidated entity (management company for a diagnostic center) to an unrelated third party (see Note 3). The selling price was $629,195. The Company realized a gain on the sale of the equity interest of $571,161.

The gain was calculated as follows:
                                 (000's omitted)
         Selling Price:                                    $   629
                  Less: Closing costs                         ( 58)
         Selling Price - Net cash paid                         571
         Cost Basis                                           -
                                                          ----------
         Gain on sale of investment                        $   571
                                                          ==========

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

The following is the calculation of the gain on sale of the 50% interest in a consolidated subsidiary:

                                 (000's omitted)

         Selling Price:                                        $ 4,500
         Less: Closing costs                                    (  243)
                                                             ----------
         Selling Price - Net cash paid:                          4,257

         Assets sold:
                  Cash                             $   114
                  Management fee receivable          1,166
                  Property and equipment - net          23
                  Other assets                          15
                  Minority interest                   (456)
                                                  ---------
         Subtotal                                                  862
                                                             ----------
         Gain on sale of consolidated subsidiary                $3,395
                                                             ==========


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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                  (UNAUDITED)

NOTE 9 - SEGMENT AND RELATED INFORMATION (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following table:
                                 (000's omitted)
                                                           Management
                                                           of
                                                           Diagnostic
                                                Medical    Imaging
                                                Equipment  Centers     Totals
                                                ---------  ----------  ---------
For the three months ended March 31, 2008:

Net revenues from external customers            $  5,133   $   2,938   $  8,071
Inter-segment net revenues                      $    208   $    -      $    208
Loss from operations                            $ (2,510)  $   ( 211)  $ (2,721)
Depreciation and amortization                   $    353   $     230   $    583
Capital expenditures                            $    353   $     28    $    381

For the three months ended March 31, 2007:

Net revenues from external customers            $  5,778   $   3,004   $  8,782
Inter-segment net revenues                      $    269   $    -      $    269
Loss from operations                            $ (4,718)  $    (597)  $ (5,315)
Depreciation and amortization                   $    391   $     275   $    666
Capital expenditures                            $   415    $      81   $    496



                                 (000's omitted)
                                                           Management
                                                           of
                                                           Diagnostic
                                                Medical    Imaging
                                                Equipment  Centers     Totals
                                                ---------  ----------  ---------
For the nine months ended March 31, 2008:
Net revenues from external customers            $ 18,328   $   9,093   $ 27,421
Inter-segment net revenues                      $    662   $    -      $    662
Loss from operations                            $( 9,944)  $  (  759)  $(10,703)
Depreciation and amortization                   $  1,032   $     695   $  1,727
Capital expenditures                            $    793   $     102   $    895
Identifiable assets                             $ 22,488   $  18,475   $  40,963

For the nine months ended March 31, 2007:

Net revenues from external customers            $ 15,290   $   8,947   $ 24,237
Inter-segment net revenues                      $    782   $    -      $    782
Loss from operations                            $(15,330)  $  (1,475)  $(16,805)
Depreciation and amortization                   $  1,164   $     823   $  1,987
Compensatory element of stock issuances         $    116   $       5   $    121
Capital expenditures                            $   1,098  $     137   $  1,235
Identifiable assets - June 30, 2007             $  26,030  $  22,449   $ 48,479

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                  (UNAUDITED)


NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended March 31, 2008 and March 31, 2007, the Company paid $178,000 and $203,000 for interest, respectively.

The Company paid no income taxes during the nine months ended March 31, 2008 and 2007, respectively.


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

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of March 31, 2008, the Company has recorded tax obligations of approximately $1,900,000 plus interest and penalties of approximately $1,290,000. The Company is in the process of determining the regulatory requirements in order to become compliant.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008
                                  (UNAUDITED)


NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Other Matters (Continued)

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


NOTE 12 - LICENSE FEES AND ROYALTIES

In July 2000, the Company entered into a non-exclusive sales representative agreement with an unrelated third party. The agreement requires the third party to sell at least two Fonar MRI scanners or if it does not, pay an amount equal to the Company's gross margin on the unsold MRI scanners. As the third party did not sell any scanners in the past contract year, the Company received the gross margin payment on two scanners of $1.2 million in November 2007. The amount is shown in the Company's condensed consolidated statements of operations as revenue, license fees and royalties for the nine months ended March 31, 2008.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the nine month period ended March 31, 2008, we reported a net loss of $6.7 million on revenues of $27.4 million as compared to net loss of $17.0 million on revenues of $24.2 million for the nine month period ended March 31, 2007.

     For the three month period ended March 31, 2008, we reported a net loss of $2.7 million on revenues of $8.1 million as compared to a net loss of $5.4 million on revenues of $8.8 million for the three month period ended March 31, 2007.

     We note an improvement in our revenues and a reduction of our net loss for the nine months ended March 31, 2008 as compared to the nine months ended March 31, 2007. Net losses decreased by 60.3%, ($6.7 million as compared to $17.0 million), on a revenue increase of 13.1% ($27.4 million as compared to $24.2 million).

     Operating losses have decreased by 36.3% ($10.7 million for the first nine months of fiscal 2008 as compared to $16.8 million for the first nine months of fiscal 2007). The decrease in the net loss was principally due to increased revenues, a decrease in selling, general and administrative expenses and gains realized on the sale in July 2007 of our 50% interest in a consolidated entity and our 20% interest in unconsolidated entity to an unrelated third party. We received proceeds of approximately $4.8 million and recognized gains of approximately $4.0 million in the aggregate. Both entities were engaged in the business of managing MRI facilities.

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

     Overall, there was a reduction of our selling, general and administrative costs of 11.8%, from $18.0 million in the first nine months of fiscal 2007 to $15.9 million in the first nine months of fiscal 2008, representing in part greater selectivity and increased cost controls in our attendance at conventions and trade shows.

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

     Trends in the first nine months of fiscal 2008 include an increase in product sales revenues, service and repair fees, management fees and license and royalties revenue. We will continue to focus on increased marketing efforts, including advertising, and adding additional sales personnel and distributors, where appropriate, to improve sales performance in fiscal 2008. During fiscal 2007, the Company also hired an additional advertising and marketing executive, who had previously been associated with the agency that provided advertising services to us. In addition, we will continue our efforts to reduce costs through our procurement policies and streamlining our operations.

     For the three month period ended March 31, 2008, as compared to the three month period ended March 31, 2007, overall revenues from MRI product sales decreased 27.1% ($2.3 million compared to $3.2 million).

     For the nine month period ended March 31, 2008, as compared to the nine month period ended March 31, 2007, overall revenues from MRI product sales increased 15.2% ($8.9 million compared to $7.8 million). Unrelated party scanner sales ($8.9 million compared to $7.6 million) increased at a rate of 17.3%. There were no related party scanner sales for the nine month period ended March 31, 2008 compared to $143,000 for the nine month period ended March 31, 2007.

     Service revenues for the three month period ended March 31, 2008, as compared to the three month period ended March 31, 2007 increased by 8.9% ($2.8 million compared to $2.6 million) because of additional customers entering into service agreements with Fonar for their scanners following the expiration of the warranty period on their equipment. Unrelated party service and repair fees increased by 8.7% ($2.5 million compared to $2.3 million) and related party service and repair fees increased by 11.1% ($270,000 compared to $243,000). We anticipate that there will continue to be increases in service revenues as warranties on installed scanners expire over time.

     Service revenues for the nine month period ended March 31, 2008, as compared to the nine month period ended March 31, 2007 increased 9.3% ($8.2 million compared to $7.5 million). Unrelated party service and repair fees increased by 9.4% ($7.4 million compared to $6.8 million).

     There were approximately $628,000 in foreign revenues for the first nine months of fiscal 2008 as compared to approximately $2.2 million in foreign revenues for the first nine months of fiscal 2007, representing a decrease in foreign revenues of 71.9%. The Company is making a concerted effort to increase foreign sales, most recently through its foreign distributors and attendance at trade shows.

     For the third quarter of fiscal 2008, revenues for the medical equipment segment decreased by 11.2% to $5.1 million from $5.8 million for the third quarter of fiscal 2007. The revenues generated by HMCA decreased, by 2.2% to $2.9 million for the third quarter of fiscal 2008 as compared to $3.0 million for the third quarter of fiscal 2007.

     Overall, for the nine months of fiscal 2008, revenues for the medical equipment segment increased by 19.9% to $18.3 million from $15.3 million for the first nine months of fiscal 2007. The revenues generated by HMCA increased, by 1.6% to $9.1 million for the first nine months of fiscal 2008 as compared to $8.9 million for the first nine months of fiscal 2007.

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

     Costs related to product sales decreased by 28.5% from $3.1 million in the third quarter of fiscal 2007 to $2.2 million in the third quarter of 2008, reflecting the corresponding decrease in product sales revenues. Costs related to providing service remained constant at $1.3 million in the third quarter of fiscal 2007 and fiscal 2008.

     Costs related to product sales increased by 5.9% from $8.1 million in the first nine months of fiscal 2007 to $8.6 million in the first nine months of 2008, reflecting the corresponding increase in product sales revenues. Costs related to providing service increased by 1.2% from $3.9 million in the nine month of fiscal 2007 to $3.9 million in the first nine months of fiscal 2008, reflecting the increase in service and repair revenues.

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

     Overall, our operating loss for our medical equipment segment was $9.9 million for the first nine months of fiscal 2008 as compared to an operating loss of $15.3 million for the first nine months of fiscal 2007 resulting from an increase in revenues and a decrease in selling, general and administrative expenses.

     HMCA revenues decreased in the third quarter of fiscal 2008, by 2.2% to $2.9 million from $3.0 million for the third quarter of fiscal 2007, primarily because of the sale of its 50% interest of a previously consolidated entity in July 2007. For the first nine months of fiscal 2008, HMCA revenues increased by 16.3% to $9.1 million from $8.9 million for the first nine months of fiscal 2007 due to fee structure change to the eight New York facilities we manage. We now manage ten sites equipped with FONAR UPRIGHT(R) MRI scanners. HMCA experienced an operating loss of $759,000 for the first nine months of fiscal 2008 compared to operating loss of $1.5 million for the first nine months of fiscal 2007.

     HMCA cost of revenues decreased to $2.1 million for the third quarter of fiscal 2008 as compared to $2.2 million for the third quarter of fiscal 2007. HMCA cost of revenues for the first nine months of fiscal 2008 decreased to $6.2 million as compared to $6.5 million for the first nine months of fiscal 2007.

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

     For the purpose of improving the performance of HMCA and the facilities, HMCA entered into an agreement in September, 2007 with Integrity Healthcare Management, Inc. ("Integrity"), which is a wholly-owned subsidiary of Health Diagnostics, LLC. The Chief Operating Officer of Health Diagnostics, LLC, Timothy Damadian is a son of Dr. Damadian. Under the terms of the agreement, Integrity will supervise and direct HMCA and the management of the facilities. The existing management agreements between the facilities and HMCA will remain in place. Integrity will receive as compensation an annual fee equal to one-half of the increase in the consolidated cash flow of HMCA and the facilities over the period from July 1, 2006 through June 30, 2007. The term of the agreement is on an automatically renewable year to year basis, but may be terminated by either party without cause at the end of any year. From time to time Health Diagnostics, LLC, may also purchase MRI scanners from Fonar. As of March 31, 2008, Healthcare Diagnostics, LLC had placed orders with Fonar to purchase six FONAR UPRIGHT(R) MRI scanners.

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

     The decrease in our total net revenues of 8.1% from $8.8 million in the third quarter of fiscal 2007 to $8.1 million in the third quarter of fiscal 2008, was accompanied by an decrease of 23.4% in total costs and expenses from $14.1 million in the third quarter of fiscal 2007 compared to $10.8 million in the third quarter of fiscal 2008. As a result, our operating loss decreased from $5.3 million in the third quarter of fiscal 2007 to $2.7 million in the third quarter of fiscal 2008. For the first nine months of fiscal 2008 the consolidated revenues increased by 13.1% to $27.4 million from $24.2 million for the first nine months of fiscal 2007 while the total costs and expenses decreased by 7.1% to $38.1 million for the first nine months of fiscal 2008 from $41.0 million for the first nine months of fiscal 2007. Our operating loss decreased from $16.8 million in the first nine months of fiscal 2007 to $10.7 million in the first nine months of fiscal 2008.

     Selling, general and administrative expenses decreased by 13.7% to $15.5 million in the first nine months of fiscal 2008 from $18.0 million in the first nine months of fiscal 2007. The compensatory element of stock issuances, which is now included in selling, general and administrative expenses, decreased from $121,000 in the first nine months of fiscal 2007 to $317 in the first nine months of fiscal 2008. This reflects a lesser use of Fonar's stock in lieu of cash to pay employees, consultants and professionals for services.

     Research and development expenses decreased by 14.9% to $3.7 million for the first nine months of fiscal 2008 as compared to $4.3 million for the first nine months of fiscal 2007.

     Interest expense in the first nine months of fiscal 2008 increased by 78.3% to $362,000 from $203,000 for the first nine months of fiscal 2007 because of the additional accrual of sales tax interest.

     Inventories decreased by 17.6% to $3.7 million at March 31, 2008 as compared to $4.5 million at June 30, 2007 representing our use of raw materials and components in our inventory to fill orders.

     Management fee and medical receivables decreased by 1.4% to $9.1 million at March 31, 2008 from $9.2 million at June 30, 2007, primarily due to collections on the Company's medical receivables.

     The overall trends reflected in the results of operations for the first nine months of fiscal 2008 are an increase in revenues from product sales, as compared to the first nine months of fiscal 2007 ($8.9 million for the first nine months of fiscal 2008 as compared to $7.8 million for the first nine months of fiscal 2007), and an increase in MRI equipment segment revenues relative to HMCA revenues ($18.3 million or 66.8% from the MRI equipment segment as compared to $9.1 million or 33.2% from HMCA, for the first nine months of fiscal 2008, as compared to $15.3 million or 63.1% from the MRI equipment segment and $8.9 million or 36.9%, from HMCA, for the first nine months of fiscal 2007). In addition, we experienced an increase in unrelated party sales relative to related party sales in our medical equipment product sales ($8.9 million or 100% to unrelated parties for the first nine months of fiscal 2008 as compared to $7.6 million, or 98% to unrelated parties and $143,000 or 2% to related parties for the first nine months of fiscal 2007).

     We are committed to continuing the improvement in our operating results we experienced in the first nine months in fiscal 2008. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, payor reimbursement rates and policies, and unexpected expenditures or the timing of such expenditures, make it impossible to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Company's operating results.

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

     The UCLA study by MRI of 1,302 back pain patients when they were UPRIGHT(R) and examined in a full range of flexion and extension positions made possible by FONAR's new UPRIGHT(R) technology established that significant "misses" of pathology were occurring with static single position MRI imaging. At L4-5, the vertebral level responsible for 49.8% of lumbar disc herniations, 35.1% of the spodylolistheses (vertebral instabilities) visualized by Dynamic(TM) Multi-Position(TM) MRI were being missed by static single position MRI (510 patients). Since this vertebral segment is responsible for the majority of all disc herniations, the finding may reveal a significant cause of failed back surgeries. The UCLA study further showed the "miss-rate" of vertebral instabilities by static only MRI was even higher, 38.7%, at the L3-4 vertebral segment. Additionally the UCLA study showed that MRI examinations of the cervical spine that did not perform extension images of the neck "missed" disc bulges 23.75% of the time (163 patients).

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

     The Fonar 360(TM) is presently marketed as a diagnostic scanner and is sometimes referred to as the Open Sky(TM) MRI. In its Open Sky(TM) version, the Fonar 360(TM) serves as an open patient friendly scanner which allows 360 degree surgical access to the patient on the scanner bed. To optimize the patient-friendly character of the Open Sky(TM) MRI, the walls, floor, ceiling and magnet poles are decorated with landscape murals. The patient gap is twenty inches and the magnetic field strength, like that of the FONAR UPRIGHT(R), is
0.6 Tesla.

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

Liquidity and Capital Resources

     Cash, cash equivalents and marketable securities decreased from $3.4 million at June 30, 2007 to $3.2 million at March 31, 2008. Marketable securities approximated $1.1 million as of March 31, 2008, as compared to $2.0 million at June 30, 2007. At March 31, 2008, our investments in corporate and government agency bonds were $1.1 million.

     Cash used in operating activities for the first nine months of fiscal 2008 was $4.1 million. Cash used in operating activities was attributable primarily to the net loss of $6.7 million, an increase in accounts, management fee and medical receivables of $3.4 million and the decrease in accounts payable of $294,000, offset by an increase in customer advances of $4.7 million and an increase in other current liabilities of $1.8 million.

     Cash provided by investing activities for the first nine months of fiscal 2008 was $4.8 million. The principal source of cash from investing activities during the first nine months of fiscal 2008 consisted of proceeds from the sale of an investment and consolidated subsidiary of $4.7 million, offset by expenditures for property and equipment of $356,000 and capitalized software and patent costs of $539,000.

     Cash provided by financing activities for the first nine months of fiscal 2008 was $76,000. The principal uses of cash in financing activities during the first nine months of fiscal 2008 consisted of repayment of principal on long-term debt and capital lease obligations of $200,000 and distributions to holders of minority interests of $117,000, offset by proceeds from debt financing of $265,000.

     The Company's contractual obligations and the periods in which they are scheduled to become due are set forth in the following table:

                                 (000's OMITTED)

                                 Due in        Due          Due          Due
Contractual                    less than      in 2-3       in 4-5       after 5
Obligation          Total        1 year       years        years         years
--------------   -----------   ----------   ----------   ----------   ----------
Long-term debt    $     802     $    265     $   -        $   -        $    537
 Capital lease
 Obligations            477          209          258           10         -

Operating
 leases               6,130        2,147        1,975        1,254          754
                 -----------   ----------   ----------   ----------   ----------
Total cash
 Obligations      $   7,409     $  2,621     $  2,233     $  1,264     $  1,291
                 ===========   ==========   ==========   ==========   ==========

     Total liabilities increased by 20.5% to $38.3 million at March 31, 2008 from $31.8 million at June 30, 2007. We experienced a decrease in long-term debt and capital leases from $956,000 at June 30, 2007 to $805,000 at March 31, 2008 and a decrease in accounts payable from $3.9 million at June 30, 2007 to $3.6 million at March 31, 2008, offset by an increase in billings in excess of costs and estimated earnings on uncompleted contracts from $3.5 million at June 30, 2007 to $3.6 million at March 31, 2008, and an increase in customer advances from $10.1 million at June 30, 2007 to $14.8 million at March 31, 2008. Unearned revenue on service contracts increased from $5.1 million at June 30, 2007 to $6.2 million at March 31, 2008.

     As of March 31, 2008, the total of $8.4 million in other current liabilities included primarily accrued salaries and payroll taxes of $1.5 million, accrued interest of $757,000, accrued royalties of $609,000 and excise and sales taxes of $3.2 million.

     Our working capital deficit was $13.0 million as of March 31, 2008, as compared to a working capital deficit of $7.6 million as of June 30, 2007, increasing by 71.4%. This resulted from an increase in current liabilities ($30.6 million at June 30, 2007 as compared to $37.1 million at March 31, 2008, particularly an increase in customer advances of $4.7 million ($10.1 million at June 30, 2007 as compared to $14.8 million at March 31, 2008), and an increase of unearned revenue on service contracts of $1.1 million ($5.1 million at June 30, 2007 as compared to $6.2 million at March 31, 2008), notwithstanding an increase in current assets ($23.0 million at June 30, 2007 compared to $24.2 million at March 31, 2008) resulting primarily from an increase in accounts receivable of $2.0 million ($3.5 million at June 30, 2007 compared to $5.5 million at March 31, 2008) offset by a decrease in cash and cash equivalents and marketable securities of $219,000 ($3.4 million at June 30, 2007 as compared to $3.2 million at March 31, 2008) and a decrease in inventories of approximately $788,000 ($4.5 million at June 30, 2007 as compared to $3.7 million at March 31,
2008).

     With respect to current liabilities, the current portion of long-term debt increased from $257,000 at June 30, 2007 to $474,000 at March 31, 2008, and billings in excess of costs and estimated earnings on uncompleted contracts increased from $3.5 million at June 30, 2007 to $3.6 million at March 31, 2008. Customer advances increased from $10.1 million at June 30, 2007 to $14.8 million at March 31, 2008 and accounts payable decreased from $3.9 million at June 30, 2007 to $3.7 million at March 31, 2008.

     Inventories decreased by approximately $788,000 ($4.5 million at June 30, 2007 as compared to $3.7 million at March 31, 2008) resulting from the use of raw materials and components in our inventory to fill our backlog of orders.

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

     Our principal source of liquidity has been derived from revenues, as well as by the sale of marketable securities and cash provided by previous debt and equity financing. We currently expect this to continue. Also, in July 2007, the Company sold its 50% interest in a consolidated subsidiary and 20% interest in an unconsolidated entity to an unrelated third party and received proceeds of approximately $4.8 million. At March 31, 2008, we had a working capital deficit of $13.0 million. For the nine months ended March 31, 2008, we incurred a net loss of $6.7 million which included non-cash charges of $2.2 million.

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

     Given our cash and marketable securities balance of $3.2 million at March 31, 2008, as compared to $3.4 million at June 30, 2007 and our expected cash requirements, we anticipate that our revenues, supplemented by funds expected to be received from note repayments and our existing capital resources, will be sufficient to satisfy our cash flow requirements through at least March 31, 2009. Based upon current results of operations, we believe we will either need to increase sales, reduce expenses or seek other sources of funds through the issuance of equity or debt financing in order to maintain sufficient funds available to operate subsequent to March 31, 2009.



Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our investments are in fixed rate instruments. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by us at March 31, 2008.

                           INTEREST RATE SENSITIVITY
                     PRINCIPAL AMOUNT BY EXPECTED MATURITY
                         WEIGHTED AVERAGE INTEREST RATE

                              Investments
                 Year of      in Fixed Rate   Weighted Average
                 Maturity     Instruments     Interest Rate
                 ----------   -------------   ----------------
                 3/31/09      $    200,000           -
                 3/31/10           900,000          2.62%
                              -------------
                 Total:       $  1,100,000

                              =============
                 Fair Value
                 at 3/31/08   $  1,026,330
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


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings: There were no material changes in litigation for the first nine months of fiscal 2008.

Item 1A - Risk Factors: There were no material changes in risk factors in the first nine months of fiscal 2008 from those disclosed in our most recent Form 10-K.

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

                                                     FONAR CORPORATION

                                                     (Registrant)

                                                     By: /s/ Raymond V. Damadian
                                                           Raymond V. Damadian
                                                           President & Chairman
Dated:   May 20, 2008