Form 10-K
period 2008-06-30
FONAR CORP
filed 2008-10-07
CIK 355019

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                              _____________________

                                    FORM 10-K
                              _____________________

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 [Fee Required]
                     For the fiscal year ended June 30, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ____ No ___X___ Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or
Section 15(d) of the Act. Yes ____ No ___X___

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes ___X___      No _______

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K, {section}229.405 of this Chapter, is not contained, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to the Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ____  Accelerated filer ____
Non-accelerated filer ____    Smaller reporting company ___X___

(Do not check if a smaller reporting company)
Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes ____     No ____

The aggregate market value of the shares of Common Stock held by non-affiliates as of December 31, 2007 based on the closing price of $5.20 per share on such date as reported on the NASDAQ System, was approximately $25 million. The other outstanding classes do not have a readily determinable market value.

As of September 15, 2008, 4,904,275 shares of Common Stock, 158 shares of Class B Common Stock, 382,513 shares of Class C Common Stock and 313,451 shares of Class A Non-voting Preferred Stock of the registrant were outstanding.

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

Fonar's iron frame technology made Fonar the originator of "open" MRI scanners. We introduced the first "open" MRI in 1980. Since that time we have concentrated on further application of our "open" MRI, introducing most recently the Upright(R) Multi-Position(TM) MRI scanner (also referred to as the "Upright(R)" or "Stand-Up(R)" MRI scanner) and the Fonar 360(TM) MRI scanner.

The product we are now most vigorously promoting is our Upright(R) MRI. The Upright(R) MRI is unique in the industry in that it allows patients to be scanned in a fully weight-bearing condition, such as standing, sitting or bending in any position that causes symptoms. This means that an abnormality or injury, such as a slipped disk can be visualized where it may not be visualized with the patient lying down. We are introducing the name "Upright(R)" as an alternative to "Stand-UP(R)" because of the multiplicity of positions in which the patient may be scanned where the patient is not standing.


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

RECENT DEVELOPMENTS AND OVERVIEW.

Our products and works-in-progress are intended to significantly improve our competitive position. Our current products are the Upright(R) MRI and the Fonar 360(TM).

The Upright(R) MRI permits, for the first time, MRI diagnoses to be made in the weight-bearing state. The Upright(R) MRI is the only MRI scanner which allows patients to be scanned while standing, sitting or reclining, either horizontally or at an angle. This means that an abnormality or injury, such as a slipped disk, will be able to be scanned under full weight-bearing conditions and, more often than not, in the position in which the patient experiences pain. A patient handling system built into the floor brings the patients to the desired height in the scanner. An adjustable bed allows the patients to stand, sit or lie on their backs, sides or stomachs at any angle. The Upright(R) MRI may also be useful for MRI guided interventional procedures.

More recently a new application of the Fonar Upright(R) technology is in the evaluation and diagnosis of patients with the Arnold-Chiari syndrome believed to affect from 200,000 to 500,000 Americans. In this syndrome brain stem compression and entrapment of the brain at the base of the skull in the foramen magnum, which is the circular bony opening at the base of the skull where the spinal cord exits the skull. Classic symptoms of the Chiari syndrome include the "drop attack", where the erect patient unexpectedly experiences an explosive rush or nervous discharge at the base of the brain which rushes down the body to the extremities, causing the patient to collapse in a transient neuromuscular paralysis which then subsides when the patient is in a horizontal position.

The Fonar Upright(R) MRI has recently demonstrated its key value on two patients with Chiari syndrome establishing that the conventional lie- down MRI scanners cannot make an adequate evaluation of their pathology since the patient's pathology is most visible and symptoms are most acute when the patient is upright. It is critical to have an image of the patient in an upright position so that the neurosurgeons can fully evaluate the extent of the brain stem compression which is occurring so they can choose the most appropriate surgical approach for the operative repair.

Another milestone in the sale and utilization of Fonar's Upright(R) technology is the sale in September, 2006 of an Upright(R) MRI scanner to the largest orthopedic hospital in the Netherlands, the St. Maartenskliniek. St. Maartenskliniek has over 300 in- patient beds and an extensive outpatient clinic program that diagnosis and treats 25,000 patients with orthopedic problems annually. In placing their order, St. Maartenskliniek announced from the point of view of their internationally recognized "Spine Center" that "once Fonar made available upright weight-bearing MRI imaging technology, owning one for the St. Maartenskliniek "Spine Center" was not optional but mandatory. For our hospital to continue to engage in spine surgery without it, once this new technology became available, was unacceptable. Once the means were available to make certain we were getting the complete picture of the patient's spine pathology before undertaking surgery, so that we could be certain we were not performing surgery based on a wrong diagnosis and running the risk of doing the wrong surgery, we did not regard the utilization of this new technology, from our patient's perspective as optional. It was mandatory."

We are vigorously promoting sales of the Upright(R) MRI which we regard as our most promising product. The market for the Upright(R) shows strong progress. Revenues recognized from the sale of Upright(R) MRI scanners increased in fiscal 2008 by 1.5% over fiscal 2007 from approximately $11.0 million in fiscal 2007 to approximately $11.2 million in fiscal 2008 and by 5.6% in fiscal 2007 from approximately $10.5 million in fiscal 2006. The following chart shows the revenues attributable to our different model scanners for the fiscal years ended June 30, 2006, June 30, 2007 and June 30, 2008. Note that we recognize revenue on a percentage of completion basis. Accordingly, revenue is recognized as each sub-assembly of a scanner is manufactured. Consequently the revenues for a fiscal period do not necessarily relate to orders placed in that period.

                                     Revenues Recognized
                           ---------------------------------------
          Model            Fiscal 2006   Fiscal 2007   Fiscal 2008
          -------------    -----------   -----------   -----------
          Upright(R)       $10,452,069   $11,041,251   $11,203,688
          Fonar 360(TM)    $   383,589   $    62,379   $         0
          Other            $         0   $         0   $         0

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

Health Management Corporation of America ("HMCA"), a wholly-owned subsidiary of Fonar, currently is managing 10 diagnostic imaging centers located principally in New York and Florida.

MEDICAL EQUIPMENT SEGMENT

PRODUCTS

Fonar's principal products are the Upright(R) MRI and the Fonar 360(TM).

The Upright(R) MRI is a whole-body  open MRI system that enables  positional MRI
(pMRI(TM)) applications, such as weight-bearing MRI studies. Operating at a magnetic field strength of 0.6 Tesla, the scanner is a powerful, diagnostically versatile and cost-effective open MRI that provides a broad range of clinical capabilities and a complete set of imaging protocols. Patients can be scanned standing, bending, sitting, upright at an intermediate angle or in any of the conventional recumbent positions. This multi-positional MRI system accommodates an unrestricted range of motion for flexion, extension, lateral bending, and rotation studies of the cervical (upper)and lumbar (lower) spine. Previously difficult patient scanning positions can be achieved using the system's MRI-compatible, three-dimensional, motorized patient handling system. Patients, lying horizontally, are placed into the magnet in the conventional manner. The system's lift and tilt functions then deliver the targeted anatomical region to the center of the magnet. The ceiling and floor are recessed to accommodate the full vertical travel of the table. True image orientation is assured, regardless of the rotation angle, via computer read- back of the table's position. Spines and extremities can be scanned in weight- bearing states; brains can be scanned with patients either standing or sitting.

Recently, this capability of the Fonar Upright(R) technology has demonstrated its key value on patients with the Arnold-Chiari syndrome, which is believed to affect 200,000 to 500,000 Americans. In this syndrome, brain stem compression and subsequent severe neurological symptoms occur in these patients, when because of weakness in the support tissues within the skull, the brain stem descends and is compressed at the base of the skull in the foramen magnum, which is the circular bony opening at the base of the skull where the spinal cord exits the skull. Conventional lie-down MRI scanners cannot make an adequate evaluation of the pathology since the patient's pathology is most visible and the symptoms most acute when the patient is scanned in the upright weight-bearing position.

The Upright(R) MRI has also demonstrated its value for patients suffering from scoliosis. Scoliosis patients have been typically subjected to routine x-ray exams for years and must be imaged upright for an adequate evaluation of their scoliosis. Because the patient must be standing for the exam, an x-ray machine has been the only modality that could provide that service. The Upright(R) MRI, is the only MRI scanner which allows the patient to stand during the MRI exam. Fonar has developed a new RF receiver and scanning protocol that for the first time allows scoliosis patients to obtain diagnostic pictures of their spines without the risks of x- rays. A recent study by the National Cancer Institute
(2000)of 5,466 women with scoliosis reported a 70% increase in breast cancer resulting from 24.7 chest x-rays these patients received on the average in the course of their scoliosis treatment.

The Upright(R) MRI is exceptionally open, making it the most non- claustrophobic whole-body MRI scanner. Patients can walk into the magnet, stand or sit for their scans and then walk out. From the patient's point of view, the magnet's front-open and top-open design provides an unprecedented degree of comfort because the scanner allows the patient an unobstructed view of the scanner room from inside the magnet, and there is nothing in front of one's face or over one's head. The only thing in front of the patient's face during the scan is a very large (42") panoramic TV (included with the scanner) mounted on the wall. The bed is tilted back five degrees to stabilize a standing patient. Special coil fixtures, a patient seat, Velcro straps, and transpolar stabilizing bars are available to keep the patient comfortable and motionless throughout the scanning process.

Full-range-of-motion studies of the joints in virtually any direction will be possible, an especially promising feature for sports injuries. Full range of motion cines, or movies, of the lumbar spine will be achieved under full body weight.

The Upright(R) MRI will also be useful for MRI guided interventional  procedures
as  the  physician  would  have  unhindered   access  to  the  patient  with  no
restrictions in the vertical direction.

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

The Fonar 360(TM) is presently marketed as a diagnostic scanner and is sometimes referred to as the Open Sky(TM) MRI. In its Open Sky(TM) capacity, the Fonar 360(TM) serves as an open patient- friendly scanner which allows 360 degree access to the patient on the scanner bed.

To optimize the patient-friendly character of the Open Sky(TM) MRI, the walls, floor, ceiling and magnet poles are decorated with landscape murals. The patient gap is twenty inches and the magnetic field strength is 0.6 Tesla.

We also  expect to  enable  the  Fonar  360(TM)  to  function  as an MRI  guided interventional scanner, for the purpose of performing intra-operative, interventional and therapeutic procedures with MR compatible instrumentation. In this capacity, the enlarged room sized magnet and 360 degree access to the patient afforded by the Fonar 360(TM) would permit full-fledged support teams to walk into the magnet and perform MRI guided interventions on the patient inside the magnet. Most importantly, the exceptional quality of the MRI image and its exceptional capacity to exhibit tissue detail on the image, by virtue of the nuclear resonance signal's extraordinary capacity to create image contrast, can then be obtained very near real time to guide the physician during the MRI guided intervention. Thus MRI compatible instruments, needles, catheters, endoscopes and the like can be introduced directly into the human body and guided to the malignant lesion or other pathology by means of the MRI image. Surgically inoperable lesions could be accessed through MRI guided catheters and needles making it possible to deliver the treatment agent directly to the targeted tissue.

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

With current treatment methods, such as chemotherapy taken by mouth, the therapy must always be restricted in the doses that can be applied to the malignant tissue because of the adverse effects on the healthy tissues. Thus chemotherapies must be limited at the first sign of toxic side effects. The same is the case with radiation therapy. Fonar expects that with the Fonar 360(TM) treatment agents may be administrated directly to the malignant tissue through small catheters or needles, thereby allowing much larger doses of chemotherapy, x-rays, laser ablation, microwave and other anti-neoplastic agents to be applied directly and exclusively to the malignant tissue with more effective results. Since the interventional procedure of introducing a treatment needle or catheter under image guidance will be minimally invasive, the procedure can be readily repeated should metastases occur elsewhere, with minimum impact on the patient beyond a straightforward needle injection. The presence of the MRI image during treatment would enable the operator to make assessments during treatment whether the treatment is being effective.

In addition to the patient comfort and new applications, such as MRI directed interventions, made possible by our scanners' open design, the Upright(R) and Fonar 360(TM) scanners are designed to maximize image quality through an optimal combination of signal-to-noise (S/N) and contrast-to-noise (C/N) ratios. The technical improvements realized in these scanners' design over their predecessors also include increased image- processing speed and diagnostic flexibility.

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

The Upright(R) MRI and Fonar 360(TM) scanners share much of the same fundamental technology and offer the same speed, precision and image quality. Fonar's scanners initiated the new market segment of high-field open MRI in which the Fonar Upright(R) MRI is one of the market leaders. High-field open MRIs operate at significantly higher magnetic field strengths and, therefore, produce more of the MRI image-producing signal needed to make high-quality MRI images (measured by signal-to-noise ratios, S/N).

The Upright(R) MRI and Fonar 360(TM) scanners utilize a 6000 gauss (0.6 Tesla field strength) iron core electromagnet. The greater field strength of the 6000 gauss magnet, as compared to lower field open MRI scanners that operate at 3,000 gauss (0.3 Tesla) when enhanced by the electronics already utilized by Fonar's scanners, produces images of higher quality and clarity. Fonar's 0.6 Tesla open scanner magnets are among the highest field "open MRI" magnets in the industry.

The Upright(R) MRI and Fonar 360(TM) scanners are designed to maximize image quality through an optimal combination of signal-to-noise (S/N) and contrast-to-noise (C/N) ratios. The technical improvements realized in the scanners' design over their lower field predecessors also include increased image-processing speed and diagnostic flexibility.

Several technological advances have been engineered into the Upright(R) MRI and Fonar 360(TM) scanners for extra improvements in S/N, including: new high-S/N Organ Specific(TM) receiver coils; new advanced front-end electronics featuring high-speed, wide-dynamic-range analog-to-digital conversion and a miniaturized ultra-low-noise pre-amplifier; high-speed automatic tuning, bandwidth-optimized pulse sequences, multi- bandwidth sequences, and off-center FOV imaging capability.

In addition to the signal-to-noise ratio, however, the factor that must be considered when it comes to image quality is contrast, the quality that enables reading physicians to clearly distinguish adjacent, and sometimes minute, anatomical structures from their surroundings. This quality is measured by contrast-to-noise ratios (C/N). Unlike S/N, which increases with increasing field strength, relaxometry studies have shown that C/N peaks in the mid-field range and actually falls off precipitously at higher field strengths. The Upright(R) MRI and Fonar 360(TM) scanners operate squarely in the optimum C/N range.

The Upright(R) MRI and Fonar 360(TM) provide various features allowing for versatile diagnostic capability. For example, SMART(TM) scanning allows for same-scan customization of up to 63 slices, each slice with its own thickness, resolution, angle and position. This is an important feature for scanning parts of the body that include small- structure sub-regions requiring finer slice parameters. There is also Multi- Angle Oblique(TM) (MAO) imaging, and oblique imaging.

The console for these scanners includes a mouse-driven, multi-window interface for easy operation and a 19-inch, 1280 x 1024-pixel, 20-up, high-resolution image monitor with features such as electronic magnifying glass and real-time, continuous zoom and pan.

Prior to the introduction of the Upright(R) MRI and Fonar 360(TM) QUAD(TM) scanner, the Ultimate(TM) 7000 scanner and the Beta(TM) scanner. The Beta(TM) 3000 scanner utilized a permanent magnet and the Beta(TM) earlier Fonar's products included the 3000M scanner utilized an iron core electromagnet. All of our current and earlier model scanners create cross-sectional images of the human body.

During fiscal 2008, sales of our Upright(R) MRI scanners accounted for approximately 31.5% of our total revenues and 47.6% of our medical equipment revenues, as compared to 33.2% of total revenues and 51.9% of medical equipment revenues in fiscal 2007 and 31.6% of total revenues and 53.0% of medical equipment revenues in fiscal 2006. These sales show the market penetration being achieved by the Upright(R) MRI scanner.

During fiscal 2008, we had no revenues attributable to sales of our Fonar 360(TM) scanner. During fiscal 2007 sales of our Fonar 360(TM) scanner accounted for 0.2% of total revenues and 0.3% of medical equipment revenues and during fiscal 2006 sales of our Fonar 360(TM) scanner accounted for 1.2% of total revenues and 1.9% of medical equipment revenues.

Our principal selling, marketing and advertising efforts have been focused on the Upright(R) MRI, which we believe is a particularly unique product, being the only MRI scanner which is both open and allows for weight bearing imaging. Since we perceive that the Upright(R) MRI is successfully penetrating the market and enabled us to achieve profitability in fiscal 2005, we expect to continue our focus on the Upright(R) MRI in the immediate future, notwithstanding the losses incurred in fiscal 2007 and fiscal 2008. We are optimistic that the Fonar 360(TM) and our other products and works in progress will also contribute to increased product sales.

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

We view our Upright(R) MRI as having the potential for being an ideal breast examination machine as it permits the patient to be seated for the examination, which would allow easy access for an MRI guided breast biopsy when needed. The Fonar 360(TM) MRI scanner would also be ideal for breast examinations.

PRODUCT MARKETING

The principal markets for the Company's scanners are private scanning centers and hospitals.

Fonar's internal sales force is approximately 8 persons. Our internal sales force handles the domestic market, although we also have two non-exclusive domestic independent sales representatives. We continue to use independent manufacturer's representatives and distributors for foreign markets. In addition to its internal domestic sales force, Fonar and General Electric Medical Systems, a division of General Electric Company, have entered into an arrangement pursuant to which General Electric Medical Systems is an independent manufacturer's representative for Fonar's Upright(R) MRI scanner in the domestic market as well. Neither General Electric nor any of Fonar's other competitors, however, are entitled to make the Upright(R) MRI scanner. In August 2007, Fonar engaged the services of a second independent sales representative to focus on spine surgeons or groups of spine surgeons pre-approved by Fonar who have a pre-existing relationship with the sales representative.

Fonar's website includes an interactive product information desk for reaching customers. We plan to commence a program for providing demonstrations of our products to potential customers on an international basis.

Fonar has exhibited its new products at the annual meeting of the Radiological Society of North America ("RSNA") in Chicago from November 1995 through 2007 and plans to attend RSNA meetings in future years. The RSNA meeting is attended by radiologists from all over the world. Most manufacturers of MRI scanners regularly exhibit at this meeting.

Fonar has targeted orthopedic surgeons and neurosurgeons, particularly spine surgeons, as important markets for the Upright(R) MRI. Accordingly, Fonar has exhibited at the annual meetings of The American Academy of Orthopaedic Surgeons
(AAOS); the North American Spine Society (NASS); the American Association of Neurological Surgeons (AANS); and the Congress of Neurological Surgeons (CNS). In addition, in 2007, Fonar attended the Global Health Care Expansion Congress and the Abu Dahabi International Surgical Conference abroad.

Fonar's success in targeting surgeons was most evident in the sale, in September 2006, of an Upright(R) MRI scanner to the largest orthopedic hospital in the Netherlands, the St. Maartenskliniek in Nijmegen. In addition to being a key sale to a prestigious hospital, the medical conclusions reached and stated by the buyer and the buyer's intention to conduct research and publish articles concerning the Upright(R) technology, are a vital component to Fonar's objective to prove to the medical community at large, insurers, governmental agencies and others the benefits, if not necessity of Upright(R) scanning. A Director of St. Maartenskliniek and the Chairman of Spine Surgery stated that "We at St. Maartenskliniek, the biggest orthopedic hospital in the Netherlands, are very much looking forward to this new technology from Fonar which will enable us to evaluate the spine anatomy in the fully weight bearing state and in multiple positions. We expect these new multi-position capabilities to lead to more accurate diagnosis and better surgery outcomes for patients. Once our active research program has discovered the benefits of this new Fonar technology for patients, we intend to publish the results in a lot of peer reviewed scientific journals." The Chairman stated further "that once Fonar made available upright weight-bearing MRI imaging technology, owning one for the St. Maartenskliniek "Spine Center" was not optional but mandatory. For our hospital to continue to engage in spine surgery without it, once this new technology became available, was unacceptable".

We have launched an advertising campaign, directed at physicians. It has led to many inquires about purchase and to some sales of the Upright(R) MRI scanner. In order to increase Fonar's presence in the medical market and to tell the story of the Upright(R) MRI with its Multi-Position(R) diagnostic capability well, the campaign features two-page color advertisements. The advertising is directed at three target audiences, and each of the three is being reached through the leading medical journals that are addressed to that audience.

     1) Neurosurgeons and Orthopaedic Surgeons: These are the surgeons who can most benefit from the superior diagnostic benefits of the Fonar Upright(R) MRI with its Multi-Position(R) diagnostic ability. Advertisements to them appeared in the journal Spine, The Journal of Neurosurgery, and the Journal of the American Academy of Orthopedic Surgery.

     2) Radiologists: This segment of the campaign is aimed at the physicians who now have a wonderful new modality to offer their referring physicians. The advertisements are appeared in Radiology and Diagnostic Imaging.

     3) All Physicians: This effort is to the total physician audience, so that the vast number of doctors who send patients for MRI's are aware of the diagnostic advantages of the Fonar Upright(R) Multi- Position(R) MRI. The advertisements appear in the Journal of the American Medical Association, which has a readership of over 350,000 physicians.

This advertising has featured a series of compelling messages. One advertisement points out that the AMA book, Guides to the Evaluation of Permanent Impairment, indicates that diagnosis must be performed upright in flexion and extension. Another advertisement is educational and headlined, "Discover the power of Upright Imaging". Fonar realizes that peer-to-peer communications is the most powerful way to speak to physicians, so the campaign uses testimonials from surgeons and radiologists. The first such advertisement featured five surgeons and two radiologists, explaining the Multi- Position(R) diagnostic benefits of the Fonar Upright(R) MRI scanner to them. The latest advertisement features a leading radiologist, telling why he bought 12 Fonar Upright(R) MRI scanners and plans to buy more.

Most recently, we have commenced a telemarketing campaign for the purpose of reaching prospective customers beyond the reach of our existing sales force so they can be made aware of the medical benefits of Fonar's new Upright(R) MRI imaging technology.

We have an extensive advertising effort on Google and Yahoo Search Marketing. Enter relevant terms, such as "mri" or "mri for back pain", and an ad for Fonar will very likely appear in the paid search listings on the right side of the results page or along the top of it.

Also, our new advertising for HMCA also serves as advertising for Fonar MRI scanners. We are increasing our focus on our HMCA business by increasing internet awareness of the Upright(R) scanning centers that HMCA manages by installing new Websites for every location and embarking on a new internet advertising campaign. These websites and advertising give prospective customers of Upright(R) MRI scanners a view of operating Upright(R) MRI centers and the benefits of using an Upright(R) MRI scanner. The success of HMCA-managed sites not only increases management fees to HMCA but encourages new sales for Fonar as well.

We are directing our MRI marketing efforts to meet the demand for high field open MRI scanners. Fonar plans to devote its principal efforts to marketing the Upright(R) MRI, which is the only scanner in the industry that has the unique capability of scanning patients under weight-bearing conditions and in various positions of pain or other symptoms. In addition we will continue to market our Fonar 360(TM) MRI scanners. Utilizing a 6000 gauss (0.6 Tesla field strength) iron core electromagnet, the Upright(R) MRI and Fonar 360(TM) scanner magnets are among the highest field "open MRI" scanners in the industry. Recent announcements in the press have reported the occurrence of MRI Scanner explosions (5 scanners) secondary to entrapped Helium gas evaporating from the liquid Helium that circulates in conventional MRI scanners to refrigerate the super-conducting wire generating the magnet fields of these magnets. Fonar's Upright(R) MRI magnet does not utilize liquid Helium and is free of this liability as is the Fonar 360(TM).

The Upright(R) MRI is also suited to fill a demand for better diagnoses of scoliosis patients, who must be standing for the exam. Scoliosis patients are typically subjected to routine x-ray exams for years. In the past, an x-ray machine was the only modality that could provide that service. Typical MRI scanners cannot provide this service because the patient cannot stand up inside of them. The Fonar Upright(R) MRI scanner is the only MRI scanner which allows the patient to stand during the exam. The Fonar Upright(R) Scanner avoids radiation of the x-ray machines currently used for scoliosis which have been reported recently by the National Cancer Institute to cause a 70% increase in the risk of breast cancer.

We also will seek to introduce new MRI applications for our scanners such as MRI-directed interventions.

Our areas of operations are principally in the United States. During the fiscal year ended June 30, 2008, 2.4% of the Company's revenues were generated by foreign sales, as compared to 7.3% and 10.1% for fiscal 2007 and 2006, respectively.

We are seeking to promote foreign sales and have sold scanners in various foreign countries. Foreign sales, however, have not yet proved to be a significant source of revenue.

SERVICE AND UPGRADES FOR MRI SCANNERS

Our customer base of installed scanners has been and will continue to be an additional source of income, independent of direct sales.

Income is generated from the installed base in two principal areas namely, service and upgrades. Service and maintenance revenues from our external installed base were approximately $11.0 million in fiscal 2008, $10.0 million in fiscal 2007 and $8.6 million in fiscal 2006. We expect service revenues to continue to increase as warranties expire on previously sold scanners, and the customers then enter into service contracts.

We also anticipate that our new scanners will result in upgrades income in future fiscal years. The potential for upgrades income, particularly in the form of new patient supporting upright imaging fixtures and receiver coils, originates in the versatility and productivity of the new Upright(R) Imaging technology. New medical uses for MRI technology are constantly being discovered and are anticipated for the Upright(R) Imaging technology as well. New features can often be added to the scanner by the implementation of little more than versatile new software packages. For example, software can be added to existing MRI angiography applications to synchronize angiograms with the cardiac cycle. By doing so the dynamics of blood vessel filling and emptying can be visualized with movies. Such enhancements are attractive to end users because they extend the useful life of the equipment and enable the user to avoid obsolescence and the expense of having to purchase new equipment. At the present time, however, upgrade revenue is not significant. We had no upgrade revenue in fiscal 2008 and fiscal 2007 and approximately $82,000 in upgrade revenue in fiscal 2006.

Service and upgrade revenues are expected to increase as sales of scanners and the size of the customer base increases.

RESEARCH AND DEVELOPMENT

During the fiscal year ended June 30, 2008, we incurred expenditures of $5,463,963, $457,372 of which was capitalized, on research and development, as compared to $6,328,265, $636,167 of which was capitalized and $7,581,898, $714,253 of which was capitalized, during the fiscal years ended June 30, 2007 and June 30, 2006, respectively.

Research and development activities have focused principally, on the development and enhancement of the Upright(R) and Fonar 360(TM) MRI scanners. The Upright(R) MRI and Fonar 360(TM) involve significant software and hardware development as the new products represent entirely new hardware designs and architecture requiring a new operating software. Our research activity includes developing a multitude of new features for upright scanning made possible by the new high speed data processing power of Fonar's newest scanners. In addition, the Company's research and development efforts include the development of new software, such as its Sympulse(TM) software and hardware upgrade and the designing and continuing introduction of new receiver surface coils for the Upright(R) MRI.

BACKLOG

Our backlog of unfilled orders at September 26, 2008 was approximately $36.5 million, as compared to $49.2 million at September 28, 2007. It is expected that a substantial portion of the existing backlog of orders will be filled within the 2009 fiscal year. Our contracts generally provide that if a customer cancels an order, the customer's initial down payment for the MRI scanner is nonrefundable.

PATENTS AND LICENSES

We currently have numerous patents in effect which relate to the technology and components of the MRI scanners. We believe that these patents, and the know-how we have developed, are material to our business.

One of our patents, issued in the name of Dr. Damadian and licensed to Fonar, was United States patent No. 3,789,832, Apparatus and Method for Detecting Cancer in Tissue, also referred to as the "1974 Patent". The development of our MRI scanners have been based upon the 1974 Patent, and we believe that the 1974 Patent was the first of its kind to utilize MR to scan the human body and to detect cancer. The 1974 Patent was extended beyond its original 17-year term and expired in February, 1992.

We have significantly enhanced our patent position within the industry and now possesses a substantial patent portfolio which provides us, under the aegis of United States patent law, "the exclusive right to make, use and sell" many of the scanner features which Fonar pioneered and which are now incorporated in most MRI scanners sold by the industry. Fonar has 145 patents issued and approximately 70 patents pending. A number of Fonar's existing patents specifically relate to protecting Fonar's position in the high-field iron frame open MRI market. The patents further enhance Dr. Damadian's pioneer patent, the 1974 Patent, that initiated the MRI industry and provided the original invention of MRI scanning. The 145 issued patents extend to various times up to 2026.

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

Fonar faces competition within the MRI industry from such firms as General Electric Company, Philips N.V., Toshiba Corporation, Hitachi Corporation and Siemens A.G. Most competitors have marketing and financial resources more substantial than those available to us. They have in the past, and may in the future, heavily discount the sales price of their scanners. Such competitors sell both high field air core superconducting MRI scanners and iron frame products. Fonar's original iron frame design, ultimately imitated by Fonar's competitors to duplicate Fonar's origination of "Open" MRI magnets, gave rise to current patient protected Upright(R) MRI technology with the result that Fonar today is the unique and only supplier of the highest field MRI magnets (.6 Tesla) that are not superconducting, do not use liquid helium and are not therefore susceptible to explosion.

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

The Fonar 360(TM) scanner explicitly addresses this growing market reception of MRI guided interventions, and the first of these scanners was sold to a hospital in England. Fonar's Upright(R) magnet also addresses the growing market reception of MRI guided interventions. Although not enabling a full interventional theater as the Fonar 360(TM) does, the iron frame Upright(R) MRI design permits ready access to the patient and enables a wide range of interventional procedures such as biopsies and needle or catheter delivered therapies to be performed under MRI image guidance. The "tunnel" air core superconductive scanners do not permit access to the patient while the patient is inside the scanner.

Fonar expects to be the leader Upright(R) Multi-Position MRI for providing dynamic visualization of body parts such as the spine and other joints as well as dynamic visualization of the heart in its upright position when it is sustaining its full normal physiological load. No companies possess the patented Upright(R) MRI technology or the Fonar 360(TM)'s 360* full access interventional technology.

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

We received approval to market our Beta(TM) 3000 and Beta(TM) 3000M scanners as Class III devices on September 26, 1984 and November 12, 1985. On July 28, 1988, the Magnetic Resonance Diagnostic Device which includes MR Imaging and MR Spectroscopy was reclassified by the FDA to Class II status. Consequently, Fonar's products are now classified as Class II products. On July 26, 1991, Fonar received FDA clearance to market the Ultimate(TM) Magnetic Resonance Imaging Scanner as a Class II device. Fonar received FDA clearance to market the QUAD(TM) 7000 in April 1995 and the QUAD(TM) 12000 in November 1995. On March 16, 2000, Fonar received FDA clearance to market the Fonar 360(TM) for diagnostic imaging, the Open Sky(TM) version, and on October 3, 2000 received FDA clearance for the Upright(R) MRI.

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

We have established and maintained written procedures for implementation of the MDR regulation. These procedures include internal systems that:

     * provide for timely and effective identification, communication and evaluation of adverse events;

     * provide a standardized review process and procedures for determining whether or not an event is reportable; and

     * provide procedures to insure the timely transmission of complete reports.

These procedures also include documentation and record keeping requirements for:

     *    information   that  was   evaluated  to  determine  if  an  event  was
          reportable;

     *    all medical device reports and information submitted to the FDA;

     * any information that was evaluated during preparation of annual certification reports; and

     * systems that ensure access to information that facilitates timely follow up and inspection by FDA.

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

Fonar has initiated five voluntary recalls. Four of the recalls were Class II and one was Class III. The recalls involved making minor corrections to the product in the field. Frequently, corrections which are made at the site of the device are called field corrections as opposed to recalls.

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

We received clearances to sell the Fonar 360(TM) and Upright(R) MRI scanners in the EU in May, 2002.

Other  countries  require  that  their  own  testing   laboratories  perform  an
evaluation of our devices. This requires that we must bring the foreign agency's personnel to the USA to perform the evaluation at our expense before exporting.

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

Deficit Reduction Act

The Deficit Reduction Act, among other things, limits reimbursements for MRI scans performed at MRI facilities. We believe that these limitations may be having a general negative impact on the market for MRI scanners, but believe that the unique capabilities of our products should counter any such effect on Fonar as our marketing and advertising campaigns reach prospective customers. Our Upright(R) MRI is the only MRI scanner which enables patients to be scanned in a weight bearing position and the Fonar 360(TM) MRI is the only MRI scanner which allows complete unobstructed 360* access to the patient.

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

HMCA currently manages 10 MRI facilities. In April 2003, HMCA sold the portion of its business which managed primary care medical practices, and in July 2005, HMCA sold the portion of its business engaged in the management of physical therapy and rehabilitation practices. This was the result of HMCA's decision to focus on management of MRI facilities, the business in which HMCA is most experienced. For the 2008 fiscal year, the revenues HMCA recognized from the MRI facilities were $12.0 million. No revenues were recognized from physical therapy and rehabilitation practices. For the 2007 fiscal year, the revenues HMCA recognized from the MRI facilities were $11.9 million and no revenues were recognized from the physical therapy and rehabilitation practices. For the fiscal 2006 year, the revenues HMCA recognized from the MRI facilities were $12.7 million and the revenues recognized from the physical and rehabilitation practices were $648,000, for total revenues of $13.3 million.

HMCA GROWTH STRATEGY

HMCA's growth strategy focuses on upgrading and expanding the existing facilities it manages and expanding the number of facilities it manages for its clients. Our most important effort in this regard has been to promote and facilitate the replacement of existing MRI scanners with new Fonar Upright(R) MRI scanners. Presently, we have Upright(R) MRI scanners at all of the MRI facilities we manage with the exception of the one in Dublin, Georgia.

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

Pursuant to a Modification Agreement dated August 8, 2008, Health Plus made a prepayment of principal in the amount of $2,000,000 in consideration for the balance of the note being discounted by $1,000,000. After taking into account the prepayment of $2,000,000 and the discount of $1,000,000, the remaining balance of $2,378,130, was amortized and made payable over a period of 60 consecutive months, in equal installments of principal and interest of $47,089 each pursuant to a new replacement promissory note, bearing interest at a rate of 7% per annum.

On July 31, 2007, HMCA sold its 20% equity interest in a non-consolidated entity providing management services to a scanning center in the Bronx, New York for approximately $600,000 and its 50% equity interest in a consolidated entity providing management services to a scanning center in Orlando, Florida for approximately $4.3 million.

Effective September 30, 2008, a wholly-owned subsidiary of HMCA sold its 92.3% equity interest in an entity providing management services to a scanning center in Bensonhurst, New York for approximately $2.3 million.

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

4. Billing and Collections. HMCA is responsible for the billing and collection of revenues from third-party payors including those governed by no-fault and workers' compensation statutes. HMCA is presently using a third party to perform its billing and collection services for clients.

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

In the case of contracts with the MRI facilities, fees were charged by HMCA during fiscal 2007 based on the number of procedures performed. In the case of the physical therapy and rehabilitation practices we previously managed, flat fees were charged on a monthly basis. Fees were subject to adjustment on an annual basis, but must be based on mutual agreement. The per procedure charges to the MRI facilities during fiscal 2007 ranged from $275 to $500 per MRI scan. Commencing in fiscal 2008, however, the seven MRI facilities sold to Dr. Robert Diamond by Dr. Raymond Damadian were charged a flat fee, pursuant to the new contracts entered into by HMCA following the sale of said MRI facilities at the end of fiscal 2007. Dr. Diamond has been reading scans for HMCA managed facilities for more than seven years. Fees under the new contracts are also subject to adjustment on an annual basis.

As of June 22, 2007, Dr. Robert Diamond purchased the stock of the professional corporations owning the eight New York sites managed by HMCA, previously owned by Dr. Raymond V. Damadian, the President, Chairman of the Board and principal stockholder of Fonar. In connection with the sale, new management agreements were substituted for the existing management agreements, providing, however, for the same management services. The fees in fiscal 2008, however, were flat monthly fees in the aggregate amount of $682,500 per month.

Dr. Damadian still owns the four MRI facilities in Georgia and Florida managed by HMCA. No MRI facilities or other medical facilities are owned by HMCA.

HMCA entered into an agreement in September, 2007 with Integrity Healthcare Management, Inc., also referred to as "Integrity", which is owned by an unrelated party. Under the terms of the agreement, Integrity supervised and directed HMCA and the management of the facilities including the performance of billing and collection services. The existing management agreements between the facilities and HMCA remained in place. As compensation Integrity was entitled to an annual fee equal to one-half of the increase in the consolidated cash flow of HMCA and the facilities over the period from July 1, 2006 through June 30, 2007. The term of the agreement automatically renewed on a year to year basis, but was terminated by HMCA as of the end of June, 2008.

Commencing upon the termination of this agreement, however, we hired Health Diagnostics, LLC, the parent company of Integrity, to perform all billing and collection procedures for HCMA's clients on HMCA's behalf. HMCA has agreed to pay 6% of all adjusted deposits for these services.

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

With respect to the diagnostic imaging facilities managed by HMCA, the outpatient diagnostic imaging industry is highly competitive. Competition focuses primarily on attracting physician referrals at the local market level and increasing referrals through relationships with managed care organizations. HMCA believes that principal competitors for the diagnostic imaging centers are hospitals and independent or management company-owned imaging centers. Competitive factors include quality and timeliness of test results, ability to develop and maintain relationships with managed care organizations and referring physicians, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times. HMCA believes that it will be able to effectively meet the competition in the outpatient diagnostic imaging industry by installing the new Fonar Upright(R) MRI scanners at its most promising facilities.

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

In fiscal 2008, approximately 17.3% of the revenues of HMCA's clients were attributable to Medicare and 1.8% were attributable to Medicaid. In fiscal 2007, approximately 20.1% of the revenues of HMCA's clients were attributable to Medicare and 1.6% were attributable to Medicaid. In fiscal 2006, approximately 18.2% of HMCA's revenues were attributable to Medicare and 1.1% were attributable to Medicaid.

Deficit Reduction Act

The Deficit Reduction Act, which among other things, places limits on Medicare reimbursements to MRI scanning facilities, has had a negative but not material effect on the Medicare receipts of HMCA's clients.

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

HMCA's clients generate revenue from patients covered by no-fault insurance and workers' compensation programs. For the fiscal year ended June 30, 2008 approximately 37.9% of our clients' receipts were from patients covered by no-fault insurance and approximately 6.5% of our client's receipts were from patients covered by worker's compensation programs. For the fiscal year ended June 30, 2007, approximately 33.1% of HMCA's clients' receipts were from patients covered by no-fault insurance and approximately 4.8% of HMCA's clients' receipts were from patients covered by workers compensation programs. For the fiscal year ended June 30, 2006 approximately 43% of HMCA's clients' receipts were from patients covered by no-fault insurance and approximately 4.1% of HMCA's clients' receipts were from patients covered by workers compensation programs. In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA could be required to modify its business practices and services in ways that could be more costly to HMCA or in ways that decrease the revenues which HMCA receives from its clients.

HMCA believes that it and its clients are in compliance with applicable Federal, State and local laws. HMCA does not believe that such laws will have any material effect on its business.

EMPLOYEES

As of July 1, 2008, we employed 268 persons on a full-time and part-time basis. Of such employees, 28 were engaged in marketing and sales, 36 in research and development, 39 in production, 43 in customer support services, 37 in administration, including 66 on site at facilities and offices managed by HMCA and 19 performing transcription services for those facilities.

ITEM 2. PROPERTIES

Fonar leases approximately 117,000 square feet of office and plant space at its principal offices in Melville, New York and at one other locations in Melville, New York at a current aggregate annual rental rate of $958,687 excluding utilities, taxes and other related expenses. The term of one of the leases includes options to renew up through 2008 and the terms of the other leases extend to 2013. Management believes that these premises are adequate for its current needs. HMCA leased approximately 16,850 square feet for its headquarters in Melville, New York but has vacated the premises to consolidate its headquarters with those of Fonar. HMCA maintains leased office premises for its clients having an aggregate annual rental rate of approximately $868,000 under leases having various terms.


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

                     Fiscal Quarter             High          Low
             ------------------------------     -----        -----
             January  -  March         2006     21.25        14.25
             April    -  June          2006     20.00         6.50
             July     -  September     2006     15.50         8.25
             October  -  December      2006     12.50         9.50
             January  -  March         2007      8.75         5.00
             April    -  June          2007      7.50         4.01
             July     -  September     2007     10.00         4.20
             October  -  December      2007      8.80         5.18
             January  -  March         2008      5.45         2.38
             April    -  June          2008      4.20         2.21
             July     -  September 15, 2008      2.43         1.35

On September 15, 2008, we had approximately 4,412 stockholders of record of our Common Stock, 12 stockholders of record of our Class B Common Stock, 4 stockholders of record of our Class C Common Stock and 3,876 stockholders of record of our Class A Non-voting Preferred Stock.

At the present time, the only class of our securities for which there is a market is the Common Stock.

In July, 2008 we received a notice from NASDAQ that our common stock would be delisted due to failure to hold our annual meeting during fiscal 2008. We appealed and requested a hearing before the Hearing Panel stating that we planned, subject to their approval to hold a joint two-year meeting on November 17, 2008.

We paid cash dividends in fiscal 1998 and the first three quarters of fiscal 1999 on monies we received from the enforcement of our patents. Except for these dividends, we have not paid any cash dividends. Except for these dividends, we expect that we will retain earnings to finance the development and expansion of our business.

Item 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data has been extracted from our consolidated financial statements for the five years ended June 30, 2008. This consolidated selected financial data should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this form.


                                   As of and For the Periods Ended June 30,
                        2008           2007          2006           2005           2004
                   -------------  -------------  -------------  -------------  -------------

STATEMENT OF OPERATIONS

Revenues           $ 35,569,000   $ 33,212,000   $ 33,076,000   $104,899,000   $ 71,609,000

Cost of revenues   $ 24,893,000   $ 26,660,000   $ 26,950,000   $ 67,331,000   $ 44,945,000

Research and
Development
Expenses           $  5,007,000   $  5,692,000   $  6,868,000   $  6,007,000   $  5,491,000

Net (Loss) Income  ($13,508,000)  $(25,539,000)  $(29,963,000)  $  1,014,000   ( $9,494,000)

Basic and Diluted
Net Income (Loss)
per common share
- continuing
operations          $    (2.76)    $    (5.29)    $    (6.78)    $      .23     $   (2.61)

Basic weighted
average number of
shares outstanding    4,897,997      4,830,652      4,416,125      4,063,680      3,641,118

Diluted Weighted
average number of
shares outstanding    4,897,997      4,830,652      4,416,125      4,220,228      3,641,118


BALANCE SHEET DATA

Working capital    $(15,965,000)  $ (7,566,000)  $ 14,237,000   $ 36,224,000   $ 22,593,000

Total Assets       $ 35,226,000   $ 41,210,000   $ 57,230,000   $ 76,094,000   $ 77,201,000

Long-term debt
and obligations
under capital
leases (1)         $  1,130,000   $  1,213,000   $  1,406,000   $  1,392,000   $  6,702,000

Stock holder's
(deficiency) equity($4,245,000)   $  8,898,000   $ 30,419,000   $ 51,869,000   $ 43,154,000

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

Fonar's principal MRI products are its Stand-Up(R)/Upright(R) MRI and Fonar 360(TM) MRI scanners. The Stand-Up(R) MRI allows patients to be scanned for the first time under weight-bearing conditions. The Company has been aggressively seeking new sales. The Stand-Up(R) MRI is the only MRI capable of producing images in the weight bearing state.

At 0.6 Tesla field strength, the Upright(R) MRI and Fonar 360(TM) magnets are among the highest field open MRI scanners in the industry, offering non-claustrophobic MRI together with high-field image quality. Fonar's open MRI scanners were the first high field strength MRI scanners in the industry.

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

For the fiscal years ended June 30, 2008, June 30, 2007, 30.8% and 100%, respectively, of HMCA's revenues were derived from contracts with facilities and practices owned by Dr. Raymond V. Damadian, the President of Fonar and HMCA and principal stockholder of Fonar. The agreements with the MRI facilities are for one-year terms which renew automatically on an annual basis, unless terminated. The fees for fiscal 2007 were based on the number of procedures performed and ranged from $275 to $500 per MRI scan. Commencing with fiscal 2008, the MRI facilities were charged a flat fee, pursuant to new contracts executed in connection with the sale of the MRI facilities by Dr. Raymond Damadian to Dr. Robert Diamond at the end of fiscal 2007. The fees will be reviewed and if appropriate, adjusted on an annual basis by mutual agreement.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2008, we recorded a valuation allowance which reduced our deferred tax assets to equal our deferred tax liability.

We amortize our intangible assets, including patents, purchased management agreements and capitalized software development costs, over the shorter of the contractual/legal life or the estimated economic life. Our amortization life for patents and capitalized software development costs is 15 to 17 years and 5 years, respectively.

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

RESULTS OF OPERATIONS. FISCAL 2008 COMPARED TO FISCAL 2007

In fiscal 2008, we experienced a net loss of $13.5 million on revenues of $35.6 million, as compared to a net loss of $25.5 million on revenues of $33.2 million for fiscal 2007. This represents an increase in revenues of 7.1%. This was due mostly to increased unrelated party sales and service revenues, which increased by 2.0% and 10.0% respectively. Related party product sales and management fees decreased by 100% and 69.0% respectively. In addition, total cost and expenses decreased by 10.5%. In fiscal 2007 and the beginning of fiscal 2008 we have made significant cuts to reduce losses and negative cash flow. Our consolidated operating results improved by $8.6 million to an operating loss of $16.9 million for fiscal 2008 as compared to an operating loss of $25.5 million for fiscal 2007.

Discussion of Operating Results of Medical Equipment Segment
Fiscal 2008 Compared to Fiscal 2007
------------------------------------------------------------

Revenues attributable to our medical equipment segment increased by 10.6% to $23.5 million in fiscal 2008 from $21.3 million in fiscal 2007, with product sales revenues remaining constant at $11.3 million in fiscal 2007 and fiscal 2008, but service revenue increasing by 10.2%, from $10.0 million in fiscal 2007 to $11.0 million in fiscal 2008. This increase in revenues was attributable to an increase in sales of our Upright(R) MRI to unrelated parties and increased service revenues, notwithstanding the decrease in related party sales. We attribute the lower sales volumes in fiscal 2007 and 2008 primarily to a concern on the part of potential customers about MRI scan reimbursements from medical insurance, no-fault insurance, worker's compensation and Federal and State programs, most significantly Medicare and Medicaid. Even in our own management of MRI facilities by HMCA, we have noticed an increasing resistance to paying claims by insurers. Also of concern is the Deficit Reduction Act which is reducing Medicare funding available for MRI imaging.

We anticipate an improvement in our Upright(R) MRI sales because the Upright(R) MRI is unique in that it permits MRI scans to be performed on patients upright in the weight-bearing state and in multiple positions that correlate with symptoms. An important event in our ongoing effort to educate both the medical community and payors about the benefits, if not necessity, of utilizing Upright(R) MRI scanning, occurred in fiscal 2007 when we sold an Upright(R) MRI scanner to the largest orthopedic hospital in the Netherlands, St. Maartenskliniek. Upon placing the order, the Chairman of Spine Surgery at St. Maartenskliniek expressed the view that for their hospital to continue to engage in spine surgery without Fonar's Upright(R) MRI technology, now that it was available was "unacceptable" and that owning the scanner "was not optional, but mandatory". He further stated that "[o]nce our active research program has discovered the benefits of this new Fonar technology for patients, we intend to publish the results in a lot of peer reviewed scientific journals".

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

Product sales to unrelated parties increased by 2.0% in fiscal 2008 from $11.1 million in fiscal 2007 to $11.3 million in fiscal 2008. Product sales to related parties decreased by 100% in fiscal 2008 from $152,000 in fiscal 2007 to $0 in fiscal 2008.

We believe that one of our principal challenges in achieving greater market penetration is attributable to the better name recognition and larger sales forces of our larger competitors such as General Electric, Siemens, Hitachi, Philips and Toshiba and the ability of some of our competitors to offer attractive financing terms through affiliates, such as G.E. Capital. Nevertheless, no other competitor offers a whole body weight bearing MRI scanner such as the Upright(R) MRI, and the General Electric Medical Systems division of General Electric acts as a manufacturer's representative for the Stand-Up(R) MRI.

We believe that our aggregate product sales to unrelated parties of Upright(R) Scanners shows that we are successfully meeting that challenge.

The operating results for the medical equipment segment improved by $8.1 million from a loss of $22.2 million in fiscal 2007 to a loss of $14.1 million in fiscal 2008. This improvement is attributable most significantly to an increase in service revenue and to an increase in our scanner sales.

We recognized revenues of $11.2 million from the sale of our Upright(R) MRI scanners in fiscal 2008. In fiscal 2007, we recognized revenues of $11.0 million from the sale of Upright(R) MRI scanners.

Sales of MRI scanners to related parties, consisting of professional corporations and other entities in which Dr. Damadian or members of his family have an interest, represented none of our revenues in fiscal 2008, as compared to 0.5%, or $152,000, of our revenues in fiscal 2006. We believe concerns about payor reimbursements adversely affected these sales as well as sales to unrelated parties.

License and royalty revenue in fiscal 2008 increased to $1.2 million as compared to $0 in fiscal 2007.

Research and development expenses, net of capitalized costs, decreased by 12% to $5.0 million in fiscal 2008 as compared to $5.7 million in fiscal 2007. Our expenses for fiscal 2008 represented continued research and development of Fonar's scanners, Fonar's new hardware and software product, Sympulse(TM) and new surface coils to be used with the Stand-Up(R) MRI scanner.


Discussion of Operating Results of Physician and Diagnostic Services Management Segment.
Fiscal 2008 Compared to Fiscal 2007
-------------------------------------------------------------------------------

Revenues attributable to the Company's physician and diagnostic services management segment, HMCA, increased by 0.8% to $12.0 million in fiscal 2008 from $11.9 million in fiscal 2007. The increase in revenues reflects a change in management fees charged from a per procedure charge to a flat fee on 7 of the MRI centers. This was offset by a reduction of income in the MRI center located in Orlando, Florida in which HMCA sold its partnership interest in July 2007. HMCA manages only MRI facilities. Presently, 9 of the 10 MRI facilities managed by HMCA have Upright(R) MRI scanners and additional upgrades are planned.

Cost of revenues as a percentage of the related revenues for our physician and diagnostic services management segment decreased from $9.0 million or 75.2% of related revenues for the year ended June 30, 2007 to $8.6 million, or 71.3% of related revenue for the year ended June 30, 2008. This resulted from our inability to benefit from reduced costs per scanner that would have resulted if there had been a higher volume of sales in fiscal 2008.

Operating results of this segment improved from an operating loss of $3.2 million in fiscal 2007 to operating loss of $2.8 million in fiscal 2008. We attribute the improvement to a slight increase in revenue along with a decrease in our cost of revenues.

Discussion of Certain Consolidated Results of Operations
Fiscal 2008 Compared to Fiscal 2007
--------------------------------------------------------

Interest and investment income decreased in 2008 compared to 2007. We recognized interest income of $728,711 in 2008 as compared to $819,637 in fiscal 2007, representing an decrease of 11.1%.

Interest expense of $535,322 was recognized in fiscal 2008, as compared to $279,912 in fiscal 2007, representing an increase of 91.2%.

Notwithstanding   that  revenue   increased  by  7.1%,   selling,   general  and
administrative expenses, decreased by 15.7% to $20.4 million in fiscal 2008 from $24.2 million in fiscal 2007.

Compensatory element of stock issuances also decreased from approximately $121,000 in fiscal 2007 to $370 in fiscal 2008. This reflected Fonar's decision not to use its stock bonus plans to pay employees and others, in order to prevent dilution of its outstanding stock.

The higher provision for bad debt of $2.2 million in fiscal 2008 as compared to $2.0 million in fiscal 2007, reflected an increase in reserves of certain indebtedness by our physician and diagnostic services management segment.

Service and repair fees also have steadily increased, as reflected by the increase in service and repair fees from $2.5 million in fiscal 2003 to $3.2 million in fiscal 2004 to $5.8 million in fiscal 2005 to $8.6 million in fiscal 2006 to $10.0 million in fiscal 2007 and to $11.0 million in fiscal 2008.

Continuing our tradition as the originator of MRI, we remain committed to maintaining our position as the leading innovator of the industry through aggressive investing in research and development. In fiscal 2008 we continued our investment in the development of our new MRI scanners, together with software and upgrades, with an investment of $5,463,963 in research and development, $457,372 of which was capitalized, as compared to $6,328,265, $636,167 of which was capitalized, in fiscal 2007. The research and development expenditures were approximately 23.2% of revenues attributable to our medical equipment segment, and 15.4% of total revenues, in 2008 and 29.8% of medical equipment segment revenues, and 19.1% of total revenues in fiscal 2007. This represented a 13.7% decrease in research and development expenditures in fiscal 2008 as compared to fiscal 2007.

The physician and diagnostic services management segment, HMCA, revenues decreased, from $13.4 million in fiscal 2006 to $11.9 in fiscal 2007 and then to $12.0 million in fiscal 2008. This is primarily attributable to the sale of HMCA's physical therapy and rehabilitation facility management business, which had generated revenues of $9.7 million in fiscal 2005.

We have been taking steps to improve HMCA revenues by closing unprofitable facilities and continuing our program of replacing the MRI scanners at the MRI facilities we manage with Upright(R) MRI scanners and opening new facilities equipped with Upright(R) MRI scanners.

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

The first twelve installments were interest only and the remaining 108 payments were to consist of equal installments of principal and interest in the amount of $76,014 each. The note was secured by a first lien on all of the assets of Health Plus, including its accounts receivable. The note was subject to prepayment provisions to the extent Health Plus resells all or part of the assets and business or utilizes the assets sold as collateral in any debt financing.

Pursuant to a Modification Agreement dated August 8, 2008, Health Plus made a prepayment of $2,000,000 on the note and received a discount of $1,000,000 in return. A new note was executed for the balance of the indebtedness remaining, in the amount of $2,378,130.25, providing for 60 consecutive equal monthly payments of principal and interest of $47,089.83 each. The security agreement and the mandatory prepayment provisions applicable to the original note are also applicable to the replacement note.

HMCA had recognized revenue from the management of physical therapy and rehabilitation facilities of approximately $9.7 million during both fiscal 2005 and 2004, but only $648,000 in fiscal 2006 due to the sale of this portion of HMCA's business in July, 2005. In fiscal 2007 and 2008, HMCA received no revenue from the physical therapy and rehabilitation business. HMCA recognized a diminimus loss during the quarter ended September 30, 2005. In addition, HMCA recorded a one time charge to earnings during the quarter ended September 30, 2005 of $1.6 million related to the termination of the employment contracts of the two principal individuals involved in the management of the physical therapy and rehabilitation facilities.

RESULTS OF OPERATIONS. FISCAL 2007 COMPARED TO FISCAL 2006

In fiscal 2007, we experienced net loss of $25.5 million on revenues of $33.2 million, as compared to a net loss of $30.0 million on revenues of $33.1 million for fiscal 2006. This represented an increase in revenues of 0.4%. This was due mostly to increased unrelated product sales and service revenues which increased by 36.1% and 19.8% respectively. Related party product sales and management fees decreased by 94.9% and 10.7% respectively. In addition, total cost and expenses decreased by only 6.6%. We were reluctant at the time to make drastic cuts because we anticipated that our sales results would improve and we wanted to maintain our manufacturing capacity. Our consolidated operating results improved by $4.2 million to an operating loss of $25.5 million for fiscal 2007 as compared to an operating loss of $29.7 million for fiscal 2006.

Discussion of Operating Results of Medical Equipment Segment Fiscal 2007 Compared to Fiscal 2006
--------------------------------------------------------------------------------

Revenues attributable to our medical equipment segment increased by 7.9% to $21.3 million in fiscal 2007 from $19.7 million in fiscal 2006, reflecting an increase in product sales revenues of 1.0%, from $11.1 million in fiscal 2006 to $11.3 million in fiscal 2007 and an increase in service revenue of 16.9%, from $8.6 million in fiscal 2006 to $10.0 million in fiscal 2007. This decline in revenues was attributable to a reduction in sales of our Upright(R) MRI. The increase in service revenue was a result primarily of our increased scanner base, as scanners sold in previous years became service customers after the warranty period expired.

Product sales to unrelated parties increased by 36.1% in fiscal 2007 from $8.2 million in fiscal 2006 to $11.1 million in fiscal 2007. Product sales to related parties decreased by 94.9% in fiscal 2007 from $3.0 million in fiscal 2006 to $152,000 in fiscal 2007.

The operating results for the medical equipment segment improved by $2.5 million from a loss of $24.7 million in fiscal 2006 to a loss of $22.2 million in fiscal 2007. This improvement was attributable most significantly to an increase in service of revenue and an increase in our scanner sales.

We recognized revenues of $11.0 million from the sale of our Upright(R) MRI scanners in fiscal 2007. In fiscal 2006, we recognized revenues of $10.5 million from the sale of Upright(R) MRI scanners and the balance of $383,589 from the sale of our first Fonar 360(TM) MRI Scanner.

Sales of MRI scanners to related parties, consisting of professional corporations and other entities in which Dr. Damadian or members of his family have an interest represented approximately 0.5%, or $152,000, of our revenues in fiscal 2007, as compared to 9.0%, or $3.0 million, of our revenues in fiscal 2006.

We had no license and royalty revenue in fiscal 2007 and fiscal 2006.

Research and development expenses, net of capitalized costs, decreased by 17.1% to $5.7 million in fiscal 2007 as compared to $6.9 million in fiscal 2006. Our expenses for fiscal 2007 represented continued research and development of Fonar's scanners, Fonar's new hardware and software product, Sympulse(R) and new surface coils to be used with the Upright(R) MRI scanner.

Discussion of Operating Results of Physician and Diagnostic Services Management Segment.
Fiscal 2007 Compared to Fiscal 2006
-------------------------------------------------------------------------------

Revenues attributable to the Company's physician and diagnostic services management segment, HMCA, decreased by 10.7% to $11.9 million in fiscal 2007 from $13.4 million in fiscal 2006.

The decrease in revenues reflected decreases resulting from sale of HMCA's physical therapy and rehabilitation facility management business and delayed collections. Following the sale, HMCA managed only MRI facilities.

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

Operating results of this segment declined from an operating loss of $5.0 million in fiscal 2006 to an operating loss of $3.2 million in fiscal 2007. We attributed the decline to HMCA's sale of its physical therapy and rehabilitation facility management business.

Discussion of Certain Consolidated Results of Operations
Fiscal 2007 Compared to Fiscal 2006
--------------------------------------------------------

We recognized interest income of $819,637 in 2007 as compared to $809,691 in fiscal 2006, representing an increase of 1.2%.

Interest expense of $279,912 was recognized in fiscal 2007 increasing from $281,903 in fiscal 2006 and representing a increase of 0.7%. The increase was attributable primarily to new capital lease obligations.

Notwithstanding that revenue decreased by 0.4%, selling, general and administrative expenses, exclusive of compensatory element of stock issuances, increased by 0.9% to $24.2 million in fiscal 2007 from $24.0 million in fiscal 2006.

The decrease in compensatory element of stock issuances from approximately $1.9 million in fiscal 2006 to $121,000 in fiscal 2007 reflected the continued but reduced use of Fonar's stock bonus plans to pay certain highly compensated employees and others in stock rather than in cash.

The higher provision for bad debt of $2.0 million in fiscal 2007 as compared to $1.5 million in fiscal 2006, reflected an increase in reserves and write-offs of certain indebtedness by our physician and diagnostic services management segment.

Service and repair fees also increased, as reflected by the increase in service and repair fees from $2.2 million in fiscal 2002 to $2.5 million in fiscal 2003 to $3.2 million in fiscal 2004 to $5.8 million in fiscal 2005 to $8.6 million in fiscal 2006 and $10.0 million in fiscal 2007.

In fiscal 2007 we continued our investment in the development of our MRI scanners, together with software and upgrades, with an investment of $6,328,265 in research and development, $636,167 of which was capitalized, as compared to $7,581,898, $714,253 of which was capitalized, in fiscal 2006. The research and development expenditures were approximately 29.8% of revenues attributable to our medical equipment segment, and 19.1% of total revenues, in 2007 and 38.5% of medical equipment segment revenues, and 22.9% of total revenues in fiscal 2006. This represented a 17.1% decrease in research and development expenditures in fiscal 2007 as compared to fiscal 2006.

The physician and diagnostic services management segment, HMCA, revenues decreased from $13.4 million in fiscal 2006 to $11.9 million in fiscal 2007. This was primarily attributable to the sale by HMCA of the portion of its business engaged in the management of physical therapy and rehabilitation facilities in July of 2005 to Health Plus Management Services, L.L.C.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities decreased by 30.6% from $3.4 million at June 30, 2007 to $2.4 million at June 30, 2008.

Marketable securities approximated $1.1 million as of June 30, 2008, as compared to $2.0 million as of June 30, 2007. At June 30, 2008, we decreased our investments in U.S. Government obligations from approximately $539,000 at June 30, 2007 to approximately $0, decreased our investments in corporate and government agency bonds from approximately $1.3 million at June 30, 2007 to approximately $1.0 million and decreased our investments in certificates of deposits, notes and equivalents from $96,000 at June 30, 2007 to $0.

Cash used in operating activities for fiscal 2008 approximated $4.7 million. Cash used in operating activities was attributable substantially to the net loss of $13.5 million and an increase in customer advances of $4.2 million and an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $2.3 million, offset by an increase in accounts and management fee receivable of $2.9 million.

Cash provided by investing activities for fiscal 2008 approximated $4.6 million. The principal uses of cash from investing activities were purchases of property and equipment of $366,000, costs of capitalized software development of $457,000 and costs of patents and copyrights of $230,000. The principal source of cash provided by investing activities was the proceeds of approximately $4.1 million from the sale of a consolidated subsidiary.

Cash used in financing activities for fiscal 2008 approximated $82,000. The principal sources of cash in financing activities were proceeds from the long term debt of $265,000 and proceeds of $130,000 from repayment of notes receivable from employee stockholders, offset by the repayment of borrowings and capital lease obligations of $349,000 and distributions to holders of minority interests of $128,000.

Total liabilities increased by 23.7% during fiscal 2008, from approximately $31.8 million at June 30, 2007 to approximately $39.3 million at June 30, 2008. The increase in total liabilities reflected principally an increase in billings in excess of costs and estimated earnings on uncompleted contracts of 65.9% from $3.5 million at June 30, 2007 to $5.8 million at June 30, 2008 and a increase in customer advances of 27.5% from $10.0 million at June 30, 2007 to $12.8 million at June 30, 2008, resulting from our increased backlog.

Our contractual obligations and the periods in which they are scheduled to become due are set forth in the following table:

Contractual                  Due in Less    Due in       Due in      Due after
Obligation         Total     than 1 Year   1-3 years    4-5 years     5 years
--------------  -----------  -----------  -----------  -----------  -----------
Long-term debt  $   705,855  $   173,050  $      -     $      -     $   532,805

Capital lease
Obligation      $   423,844  $   199,673  $   220,037  $     4,134  $      -

Operating
  leases        $ 6,143,282  $ 2,009,654  $ 1,899,953  $ 1,599,159  $   634,516
                -----------  -----------  -----------  -----------  -----------
Total cash
Obligations     $ 7,272,981  $ 2,382,377  $ 2,119,990  $ 1,603,293  $ 1,167,321
                ===========  ===========  ===========  ===========  ===========

As at June 30, 2008, our obligations included approximately $2.5 million in various state sales taxes.

At June 30, 2008, however, we had a working capital deficit of approximately $16.0 million as compared to a working capital deficit of $7.6 million at June 30, 2007 and a stockholders' deficiency of 44.2 million at June 30, 2008 as compared to a stockholders' equity of $8.9 million at June 30, 2007. For the year ended June 30, 2008, we incurred a net loss of $13.5 million, which included non-cash charges of approximately $5.9 million.

Our principal source of liquidity has been derived from revenues, as well as cash provided by previous debt and equity financing. In addition we have funded our cash flow deficit for fiscal 2008 through cash provided by the sale of marketable securities, other assets and debt financing.

In July 2007, we sold our 50% interest in a consolidated  subsidiary and our 20%
interest  in  a   non-consolidated   subsidiary,   and   received   proceeds  of
approximately $4.8 million.

Effective September 30, 2008, subsequent to the end of fiscal 2008, a wholly-owned subsidiary of HMCA sold its 92.3% equity interest in an entity providing management services to a scanning center in Bensonhurst, New York for approximately $2.3 million.

In August 2008, the Company entered into a modification agreement with regards to the asset purchase agreement with Health Plus Management Services, LLC. The Company received a $2,000,000 payment on the note issued by Health Plus.

Our business plan includes an aggressive program for manufacturing and selling our Upright(R) MRI scanners. In addition, we are enhancing our revenue by participating in the physician and diagnostic services management business through our subsidiary, HMCA and are upgrading the facilities which it manages, most significantly by the replacement of existing MRI scanners with new Upright(R) MRI scanners. Presently, of the 10 MRI facilities managed by HMCA, 9 are equipped with Upright(R) MRI scanners.

Our business plan also calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from our installed base of scanners were $10.0 million for the year ended June 30, 2007 and $11.0 million for the year ended June 30, 2008.

In order to reduce our net losses and demands on our cash and other liquid reserves, we instituted an aggressive program of cost cutting during and following the end of fiscal 2008. These measures included consolidating HMCA's office space with Fonar's office space, reductions in the size of our workforce, compensation and benefits, as well as across the board reduction of expenses. The cost reductions were intended to enable us to withstand periods of low volumes of MRI scanner sales, such as we have experienced in fiscal 2007 and 2008, by keeping expenditures at levels which, if necessary, can be supported by service revenues and HMCA revenues. The effect of these measures will be reflected for the most part in fiscal 2009 and are for the most part not reflected in the results for fiscal 2008 and estimates that the annualized savings related to these cost-cutting measures approximates $5 million. We are also seeking equity and debt financing and have been engaged in discussions with several possible sources.

Although sales levels remained weak in fiscal 2008, we are continuing to focus our efforts on increased advertising and marketing campaigns, and distribution programs to strengthen the demand for our products and services. Management anticipates that Fonar's capital resources will improve if Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales. If we are not successful with our marketing efforts to increase sales and weak demand continues, we will experience a shortfall in cash, and it will be necessary to further reduce operating expenses in a manner or obtain funds through equity or debt financing in sufficient amounts to avoid the need to curtail our operations subsequent to June 30, 2009. Current economic credit conditions have contributed to a slowing business environment. Given such liquidity and credit constraints in the markets, the business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that we would be able to secure additional funds if needed and that if such funds were available, whether the terms or conditions would be acceptable to us. In such case, the reduction in operating expenses might need to be substantial in order for us to generate positive cash flow to sustain our operations.

If we are unable to meet expenditures with revenues or financing then it will be necessary to reduce expenses further, or seek other sources of funds through the issuance of debt or equity financing in order to conduct operations as now conducted subsequent to fiscal 2009.

Capital expenditures for fiscal 2008 approximated $367,000. Capitalized software costs were $457,000, and capitalized patent costs were $230,000.

Fonar has not committed to making capital expenditures in the 2009 fiscal year other than its plans to continue research and development expenditures at current levels. We believe that the above mentioned financial resources, anticipated cash flows from operations and potential financing sources, will provide the cash flows needed to achieve the sales, service and production levels necessary to support our operations.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Fonar's investments in fixed rate instruments. None of the fixed rate instruments in which we invest extend beyond June 30, 2010. Below is a tabular presentation of the maturity profile of the fixed rate instruments held by us at June 30, 2008.

INTEREST RATE SENSITIVITY
PRINCIPAL AMOUNT BY EXPECTED MATURITY
WEIGHTED AVERAGE INTEREST RATE

                            Investments
                            in Fixed Rate    Weighted Average
                  Date      Instruments      Interest Rate
                 -------    -------------    ----------------
                 6/30/09     $   300,000          3.84%
                 6/30/10     $   800,000          2.56%
                             -----------
             Total:          $ 1,100,000

             Fair Value
             at 6/30/08      $ 1,040,085

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

                      FONAR CORPORATION AND SUBSIDIARIES

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                            Page No.
                                                            -------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS
  At June 30, 2008 and 2007

CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Three Years Ended June 30, 2008, 2007 and 2006

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
  For the Three Years Ended June 30, 2008, 2007 and 2006

CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Three Years Ended June 30, 2008, 2007 and 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
FONAR Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries (the "Company") as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' (deficiency)/equity and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FONAR Corporation and Subsidiaries at June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

During each of the three years in the period ended June 30, 2008, a significant portion of the Company's revenues was from related parties.

/s/ Marcum & Kliegman LLP

Marcum & Kliegman LLP
New York, New York
October 6, 2008

                       FONAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                               June 30,
                                                      --------------------------
                                                          2008           2007
                                                      ------------  ------------


Current Assets:
  Cash and cash equivalents                           $ 1,325,512   $ 1,469,821
  Marketable securities                                 1,068,168     1,979,309
  Accounts receivable - net of allowances for
    doubtful accounts of $1,401,028 and $1,306,209
    at June 30, 2008 and 2007, respectively             4,688,803     3,527,699
  Accounts receivable - related parties - net of
    allowances for doubtful accounts of
    $619,180 and $646,621 at June 30, 2008 and
  2007,  respectively                                     468,791       444,541
  Medical receivables - net of allowances for
    doubtful accounts of $769,000 and $190,000
    at June 30, 2008 and 2007, respectively             1,227,858     2,781,014
  Management fee receivable - net of allowances for
    doubtful accounts of $3,958,733 and $2,110,306
    at June 30, 2008 and 2007, respectively             5,040,523     5,095,280
  Management fee receivable - related medical
    practices - net of allowances for doubtful
    accounts of $2,413,483 and $2,093,180 at
    June 30, 2008 and 2007, respectively                1,372,261     1,354,185
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                       6,285          -
  Inventories                                           3,255,915     4,465,924
  Current portion of advances and notes to related
    medical practices                                     214,004       215,832
  Current portion of note receivable less discount
    for below market interest                           2,508,306       578,823
  Prepaid expenses and other current assets               810,772     1,103,349
                                                      ------------  ------------
      Total Current Assets                             21,987,198    23,015,777

Property and Equipment - Net                            3,932,533     5,159,085

Advances and Notes to Related Medical Practices -
  net of allowances for doubtful accounts of
  $264,791 and $364,791 at June 30, 2008
  and 2007, respectively                                  263,363       473,822

Notes Receivable less discount for below market
interest - net of allowance for doubtful
accounts of $65,000 and $0 at June 30, 2008 and
  2007, respectively                                    2,296,560     5,527,845

Other Intangible Assets - Net                           4,809,564     5,345,445

Other Assets                                            1,936,415     1,688,201
                                                      ------------  ------------
      Total Assets                                    $35,225,633   $41,210,175
                                                      ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                   LIABILITIES
                                   -----------
                                                              June 30,
                                                      --------------------------
                                                          2008          2007
                                                      ------------  ------------
Current Liabilities:
  Current portion of long-term debt and capital
    leases                                            $   372,722   $   257,639
  Accounts payable                                      4,019,993     3,939,797
  Other current liabilities                             8,316,263     7,755,392
  Unearned revenue on service contracts                 4,732,061     4,606,867
  Unearned revenue on service contracts -
    related parties                                       461,584       460,422
  Customer advances                                    12,804,311    10,039,072
  Customer advances - related party                     1,472,000        41,566
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                   5,773,286     3,480,689

                                                      ------------  ------------
      Total Current Liabilities                        37,952,220   30,581,444
                                                      ------------  ------------
Long-Term Liabilities:
  Due to related medical practices                         97,663        92,663
  Long-term debt and capital leases, less
    Current portion                                       756,976       955,563
  Other liabilities                                       496,837       150,539
                                                      ------------  ------------
      Total Long-Term Liabilities                       1,351,476     1,198,765
                                                      ------------  ------------
      Total Liabilities                                39,303,696    31,780,209
                                                      ------------  ------------
Commitments, Contingencies and Other Matters

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                        STOCKHOLDERS' (DEFICIENCY) EQUITY
                        ---------------------------------

                                                              June 30,
                                                      --------------------------
                                                          2008          2007
                                                      ------------  ------------
Minority Interest                                     $   166,966   $   531,938
                                                      ------------  ------------
Stockholders' (Deficiency) Equity:
  Class A non-voting preferred stock - $.0001
    par value; authorized - 1,600,000 shares;
    issued and outstanding - 313,451 shares
    at June 30, 2008 and 2007                                  31            31
  Preferred stock - $.001 par value;
    authorized - 2,000,000 shares; issued
    and outstanding - none                                   -             -
  Common stock - $.0001 par value; authorized -
    30,000,000 shares at
    June 30, 2008 and 2007, respectively;
    issued - 4,915,918 and 4,885,850 shares
    at June 30, 2008 and 2007, respectively;
    outstanding - 4,904,275 and 4,874,207
    shares at June 30, 2008 and 2007, respectively            490           487
  Class B common stock (10 votes per share) -
    $.0001 par value; authorized - 800,000
    shares; issued and outstanding - 158
shares at June 30, 2008 and 2007                             -             -
  Class C common stock (25 votes per share) -
$.0001 par value; authorized - 2,000,000
    shares; issued and outstanding - 382,513
    shares at June 30, 2008 and 2007                           38            38
  Paid-in capital in excess of par value              172,276,540   172,071,727
  Accumulated other comprehensive loss                    (72,723)     (103,604)
  Accumulated deficit                                (175,379,874) (161,871,507)
  Notes receivable from employee stockholders            (394,141)     (523,754)
  Treasury stock, at cost - 11,643 shares
    of common stock at June 30, 2008 and 2007            (675,390)     (675,390)
                                                      ------------  ------------
      Total Stockholders' (Deficiency) Equity          (4,245,029)    8,898,028
                                                      ------------  ------------
      Total Liabilities and Stockholders'
        (Deficiency) Equity                           $35,225,633   $41,210,175
                                                      ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the Years Ended June 30,
                                              -----------------------------------------
                                                   2008         2007          2006
                                              ------------- ------------- -------------
Revenues
  Product sales - net                         $ 11,326,388  $ 11,103,374  $  8,161,158
  Product sales - related parties - net               -          152,237     2,983,281
  Service and repair fees - net                  9,992,413     9,081,043     7,581,674
  Service and repair fees - related
    parties - net                                1,047,918       933,335       981,942
  Management and other fees                      8,337,000          -          647,999
  Management and other fees - related
    medical practices - net                      3,706,636    11,941,943    12,720,275
  License fees and royalties                     1,158,478        -             -
                                              ------------- ------------- -------------
      Total Revenues - Net                      35,568,833    33,211,932    33,076,329
                                              ------------- ------------- -------------
Costs and Expenses
  Costs related to product sales                11,143,826    12,267,225     9,132,140
  Costs related to product sales - related
    parties                                           -          155,618     2,820,472
  Costs related to service and repair fees       4,669,508     4,767,790     4,948,870
  Costs related to service and repair fees
    - related parties                              489,698       490,026       640,954
  Costs related to management and other fees     5,548,605          -          527,392
  Costs related to management and other fees
    - related medical practices                  3,041,828     8,979,821     8,879,688
  Research and development                       5,006,591     5,692,098     6,867,645
  Selling, general and administrative,
    inclusive of compensatory element of stock
    issuances of $360, $120,818, and
    $1,895,462 for the years ended June 30,
    2008, 2007 and 2006, respectively           20,386,748    24,309,803    25,873,719
  Provision for bad debts                        2,208,820     2,002,122     1,472,635
  Termination costs paid with common stock           -             -         1,600,000
  Amortization of management agreements              -             -            37,300
                                              ------------- ------------- -------------
      Total Costs and Expenses                  52,495,624    58,664,503    62,800,815
                                              ------------- ------------- -------------
      Loss from Operations                     (16,926,791)  (25,452,571)  (29,724,486)

Other Income and (Expenses):
  Interest expense                                (535,322)     (279,912)     (281,903)
  Investment income                                694,910       777,628       796,517
  Interest income - related parties                 33,801        42,009        13,174
  Other income - net                               129,368       289,929       327,000
  Minority interests in income of partnerships  (  219,058)   (  915,950)   (1,039,625)
  Gain on sale of investment                       571,161          -            -
  Gain on sale of consolidated subsidiary        3,394,975          -            -
  Loss on note receivable                       (  658,351)         -            -
                                              ------------- ------------- -------------
      Loss Before (Benefit from) Provision
        for Income Taxes                       (13,515,307)  (25,538,867)  (29,909,323)

(Benefit from) Provision for Income Taxes           (6,940)         -           54,034
                                              ------------- ------------- -------------
       Net Loss                               $(13,508,367) $(25,538,867) $(29,963,357)
                                              ============= ============= =============
Basic and Diluted Loss Per Common Share           $(2.76)       $(5.29)        $(6.78)
Weighted Average Number of Common                 =======       =======        =======
  Shares Outstanding
                                                 4,897,997     4,830,652     4,416,125
                                                 =========     =========     =========

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2008

                                             Class A
                                           Non-Voting            Common Stock
                                            Preferred       --------------------
                                             Stock            shares     Amount
                                           ----------       ---------   --------
Balance  -  June  30,  2007                 $     31        4,874,207   $  487

Net loss                                         -               -         -

Other comprehensive loss, net of tax:
  Unrealized gains on securities arising
    during the year, net of tax                  -               -         -
Stock issued to employees under
  stock bonus plans                              -                 68      -
Issuance of stock for goods and services         -             30,000         3
Payments on notes receivable
  from employee stockholders                     -               -          -
                                           ----------       ---------    -------

Balance - June 30, 2008                     $      31       4,904,275    $  490
                                           ==========       =========    =======

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                       FOR THE YEAR ENDED JUNE 30, 2008


                                                                       Paid-in
                                             Class B     Class C     Capital in
                                             Common      Common      Excess of
                                             Stock       Stock       Par Value
                                             -------     -------    ------------
                                             Shares
                                             ------
Balance - June 30, 2007                        158        $  38     $172,071,727

Net loss                                      -             -               -

Other comprehensive loss, net of tax:
  Unrealized gains on securities arising
    During the year, net of tax                -            -               -
Stock issued to employees under stock
    bonus plans                                -            -                360
Issuance of stock for goods and services       -            -            204,453
Payments on notes receivable from
  employee stockholders                        -            -               -
                                             -------     -------    ------------
Balance - June 30, 2008                         158       $  38     $172,276,540
                                             =======     =======    ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2008

                                                     Notes
                                                     Receivable    Accumulated
                                                     From          Other
                                          Treasury   Employee      Comprehensive
                                            Stock    Stockholders  Loss
                                         ----------  ------------  -------------
Balance - June 30, 2007                  $(675,390)  $  (523,754)   $ (103,604)

Net loss                                      -             -             -

Other comprehensive loss, net of tax:
  Unrealized gains on securities arising
    during the year, net of tax               -             -            30,881
Stock issued to employees under
    stock bonus plans                         -             -              -
Issuance of stock for goods and services      -             -              -
Payments on notes receivable from
    employee stockholders                     -          129,613           -
                                         ----------  ------------  -------------
Balance - June 30, 2008                  $(675,390)  $  (394,141)  $    (72,723)
                                         ==========  ============  =============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                       FOR THE YEAR ENDED JUNE 30, 2008

                                      Accumulated                  Comprehensive
                                        Deficit          Total     Income (Loss)
                                     --------------  ------------  -------------
Balance - June 30, 2007              $(161,871,507)  $ 8,898,028   $     -

Net loss                               (13,508,367)  (13,508,367)  (13,508,367)

Other comprehensive loss, net of tax:
  Unrealized gains on securities
    arising during the year,
      net of tax                              -           30,881        30,881
Stock issued to employees under stock
  bonus plans                                 -              360          -
Issuance of stock for goods and
  services                                    -          204,456          -
Payments on notes receivable from
  employee stockholders                       -          129,613          -
                                     --------------  ------------  -------------
Balance - June 30, 2008              $(175,379,874)  $(4,245,029)  $(13,477,486)
                                     ==============  ============= =============

See accompanying notes to consolidated financial statements.

                     FONAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY *
                       FOR THE YEAR ENDED JUNE 30, 2007

                                             Class A
                                           Non-Voting            Common Stock
                                            Preferred       --------------------
                                             Stock            shares     Amount
                                           ----------       ---------   -------
Balance - June 30, 2006                     $     31        4,588,161    $ 459

Net loss                                        -                -        -
Other comprehensive gains, net of tax:
    Unrealized gains on securities arising
      during the year, net of tax               -                -        -
Cash surrender value of life insurance          -                -        -
Exercise of stock options                       -               3,680     -
Compensatory element of stock options           -                -        -
Stock issued to employees under stock
  bonus plans                                   -               5,030     -
Issuance of stock for goods and services        -             227,936       23
Issuance of stock for consulting services       -               7,000        1
Sale of stock for cash                          -              43,600        4
Cancel shares from notes receivable             -              (1,200)    -
Payments on notes receivable
  from employee stockholders                    -                -        -
                                           ----------       ---------   -------
Balance  -  June  30,  2007                 $     31        4,874,207    $ 487
                                           ==========       =========   =======


* On April 17, 2007, the Company effected a one-for twenty-five reverse split of its issued and outstanding Common Stock, treasury shares of the Common Stock, the Class B Common Stock, the Class C Common Stock, the Class A Non- Voting Preferred Stock and the Preferred Stock. The accompanying consolidated financial statements, notes and other references to share and per share data have been retroactively restated to reflect the reverse stock splits for all periods presented.

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       FOR THE YEAR ENDED JUNE 30, 2007

                                                                      Paid-in
                                            Class B     Class C     Capital in
                                            Common      Common      Excess of
                                            Stock       Stock       Par Value
                                            -------     -------    -------------
                                            Shares
                                            ------
Balance - June 30, 2006                       158        $  38     $168,424,269

Net loss

Other comprehensive gains, net of tax:
  Unrealized gains on securities arising
    During the year, net of tax              -            -                -
Cash surrender value of life insurance       -            -           1,234,130
Exercise of stock options                    -            -              49,680
Compensatory element of stock options        -            -                 920
Stock issued to employees under stock
    bonus plans                              -            -              41,698
Issuance of stock for goods and services     -            -           1,912,375
Issuance of stock for consulting services    -            -              78,199
Sale of stock for cash                       -            -             372,756
Cancel shares from notes receivable          -            -             (42,300)
Payments on notes receivable from
    employee stockholders                    -            -                -
                                            -------     -------    -------------
Balance - June 30, 2007                       158        $  38     $172,071,727
                                            =======     =======    =============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2007

                                                     Notes
                                                     Receivable    Accumulated
                                                     From          Other
                                          Treasury   Employee      Comprehensive
                                            Stock    Stockholders  Loss
                                         ----------  ------------  -------------
Balance - June 30, 2006                  $(675,390)   $ (751,890)   $ (246,080)

Net loss                                      -             -             -

Other comprehensive gains, net of tax:
  Unrealized gains on securities arising
    during the year, net of tax               -             -          142,476
Cash surrender value of life insurance        -             -             -
Exercise of stock options                     -             -             -
Compensatory element of stock options         -             -             -
Stock issued to employees under stock bonus
  plans                                       -             -             -
Issuance of stock for goods and services      -             -             -
Issuance of stock for consulting services     -             -             -
Sale of stock for cash                        -             -             -
Cancel shares for notes receivable            -           42,300          -
Payments on notes receivable from employee
  stockholders                                -          185,836          -
                                         ----------  ------------  -------------
Balance - June 30, 2007                  $(675,390)   $ (523,754)   $ (103,604)
                                         ==========  ============  =============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2007

                                      Accumulated                  Comprehensive
                                        Deficit          Total     Income (Loss)
                                     --------------  ------------  -------------
Balance - June 30, 2006              $(136,332,640)  $ 30,418,797   $      -

Net loss                               (25,538,867)   (25,538,867)  (25,538,867)

Other comprehensive gains, net of tax:
  Unrealized gains on securities arising
    during the year, net of tax               -           142,476       142,476
Cash surrender value of life insurance        -         1,234,130          -
Exercise of stock options                     -            49,680          -
Compensatory element of stock options         -               920          -
Stock issued to employees under stock
  bonus plans                                 -            41,698          -
Issuance of stock for goods and services      -         1,912,398          -
Issuance of stock for consulting services     -            78,200          -
Sale of stock for cash                        -           372,760          -
Cancel shares from notes receivable           -              -             -
Payments on notes receivable from employee
  stockholders                                -           185,836          -
                                     --------------  ------------  -------------
Balance - June 30, 2007              $(161,871,507)  $  8,898,028  $(25,396,391)
                                     ==============  ============  =============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2006


                                             Class A
                                           Non-Voting            Common Stock
                                            Preferred       --------------------
                                             Stock            shares     Amount
                                           ----------       ---------   --------
Balance - June 30, 2005                     $     31        4,190,078    $  419

Net loss                                        -                -         -
Other comprehensive loss, net of tax:
    Unrealized losses on securities arising
      during the year, net of tax               -                -         -
Exercise of stock options                       -              68,193         7
Compensatory element of stock options           -                -         -
Stock issued to employees under stock
  bonus plans                                   -             117,202        12
Issuance of stock for goods and services        -             190,377        19
Issuance of stock for consulting services       -              22,311         2
Payments on notes receivable
  from employee stockholders                    -                -          -
                                           ----------       ---------   --------
Balance - June 30, 2006                     $     31        4,588,161    $  459
                                           ==========       =========   ========

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2006

                                                                      Paid-in
                                            Class B     Class C     Capital in
                                            Common      Common      Excess of
                                            Stock       Stock       Par Value
                                            -------     -------    -------------
                                            Shares
                                            ------
Balance - June 30, 2005                       158        $  38     $159,940,597

Net loss                                     -            -                -

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising
    during the year, net of tax              -            -                -
Exercise of stock options                    -            -           1,206,906
Compensatory element of stock options        -            -             109,936
Stock issued to employees under stock
  bonus plans                                -            -           2,894,293
Issuance of stock for goods and services     -            -           3,781,319
Issuance of stock for consulting services    -            -             491,218
Payments on notes receivable from employee
  stockholders                               -            -                -
                                            -------     -------    -------------
Balance - June 30, 2006                        158       $  38     $168,424,269
                                            =======     =======    ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2006

                                                     Notes
                                                     Receivable    Accumulated
                                                     From          Other
                                          Treasury   Employee      Comprehensive
                                            Stock    Stockholders  Loss
                                         ----------  ------------  -------------
Balance - June 30, 2005                  $ (675,390) $  (845,641)  $   (182,250)

Net loss                                      -             -              -

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising
    during the year, net of tax               -             -           (63,830)
Exercise of stock options                     -         (422,673)          -
Compensatory element of stock options         -             -              -
Stock issued to employees under stock
  bonus plans                                 -             -              -
Issuance of stock for goods and services      -             -              -
Issuance of stock for consulting services     -             -              -
Payments on notes receivable from
  employee stockholders                       -          516,424           -
                                         ----------  ------------  -------------
Balance - June 30, 2006                  $(675,390)  $  (751,890)  $   (246,080)
                                         ==========  ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2006

                                      Accumulated                  Comprehensive
                                        Deficit          Total     Income (Loss)
                                     --------------  ------------  -------------
Balance - June 30, 2005              $(106,369,283)  $51,868,521   $       -

Net loss                               (29,963,357)  (29,963,357)   (29,963,357)

Other comprehensive loss, net of tax:
  Unrealized losses on securities arising
    during the year, net of tax               -          (63,830)       (63,830)
Exercise of stock options                     -          784,240           -
Compensatory element of stock options         -          109,936           -
Stock issued to employees under stock
  bonus plans                                 -        2,894,305           -
Issuance of stock for goods and services      -        3,781,338           -
Issuance of stock for consulting services     -          491,220           -
Payments on notes receivable from employee
  stockholders                                -          516,424           -
                                     --------------  ------------  -------------
Balance - June 30, 2006              $(136,332,640)  $ 30,418,797  $(30,027,187)
                                     ==============  ============  =============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       For the Years Ended June 30,
                                              -----------------------------------------
                                                   2008         2007          2006
                                              ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                    $(13,508,367) $(25,538,867) $(29,963,357)

  Adjustments to reconcile net loss
    to net cash used in
    operating activities:
      Minority interest in income of
        partnerships                               219,058       915,950     1,039,625
      Depreciation and amortization              2,793,592     2,675,831     3,286,865
      Loss from sale of physical medicine
        management business                           -             -          143,598
      Gain on sale of equipment                       -             -           (2,839)
      Provision for bad debts                    2,208,820     2,002,122     1,472,635
      Compensatory element of stock
        issuances                                      360       120,819     3,495,462
      Stock issued for costs and expenses          204,456     1,912,397     3,781,337
      Gain on sale of consolidated
        subsidiary                              (3,394,975)         -             -
      Gain on sale of investment                (  571,161)         -             -
      Loss on note receivable                      658,351          -             -

  (Increase) decrease in operating
    assets, net:
      Accounts, management fee and
        Medical receivable                      (2,905,437)    2,028,501       659,240
      Notes receivable                             578,451        71,400        22,000
      Costs and estimated earnings
        In excess of billings on
        Uncompleted contracts                       (6,285)    2,957,679     7,580,484
      Inventories                                1,210,009     2,611,135     2,760,731
      Principal payments received on
        Sales-type lease                             -           279,028       173,751
      Prepaid expenses and other
        Current assets                             292,577       177,299       504,287
      Other assets                                (251,214)      (88,021)       39,716
      Advances and notes to related
        Parties medical practices                  200,528        76,591        36,986
  Increase (decrease) in operating
    Liabilities, net:
      Accounts payable                              80,196    (  946,884)   (3,569,204)
      Other current liabilities                    687,227     1,938,546      (420,720)
      Customer advances                          4,195,673     4,575,181     3,830,908
      Billings in excess of costs and
        Estimated earnings on uncompleted
        Contracts                                2,292,597       364,491     2,661,558
      Other liabilities                            346,298       (64,432)      (55,401)
      Due to related medical practices               5,000          -          (35,065)
      Income taxes payable                           -            (8,088)       (3,146)
                                              ------------- ------------- -------------
        NET CASH USED IN
          OPERATING ACTIVITIES                  (4,664,246)   (3,939,322)   (2,560,549)
                                              ------------- ------------- -------------

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the Years Ended June 30,
                                              -----------------------------------------
                                                   2008         2007          2006
                                              ------------- ------------- -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of marketable securities          $   (765,203) $       -     $   (300,000)
  Sales of marketable securities                 1,707,225     3,101,009     4,709,559
  Purchases of property and equipment           (  366,574)   (  432,721)   (2,440,530)
  Costs of capitalized software development       (457,372)     (636,167)     (714,254)
  Proceeds from sale of equipment                   -               -           97,466
  Cost of patents                                 (229,886)     (514,570)     (443,431)
  Proceeds from sale of investment                 571,161          -             -
  Proceeds from sale of consolidated
     subsidiary                                  4,142,134          -             -
        NET CASH PROVIDED BY                  ------------- ------------- -------------
          INVESTING ACTIVITIES
                                                 4,601,485     1,517,551       908,810
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from long-term Debt
 Repayment of borrowings and capital lease
    Obligations                                    265,000         -           555,152
 Net proceeds from exercise of stock
    Options and warrants                          (348,504)     (192,492)     (298,671)
 Distributions to holders of minority
    Interests                                       -             49,680       784,240
 Net proceeds from sale of stock
 Repayment of notes receivable from               (127,657)   (1,080,872)     (865,329)
    Employee stockholders                           -            372,760         -

        NET CASH (USED IN) PROVIDED BY             129,613       185,836       516,424
          FINANCING ACTIVITIES                ------------- ------------- -------------

NET DECREASE IN CASH AND CASH                   (   81,548)   (  665,088)      691,816
  EQUIVALENTS                                 ------------- ------------- -------------

CASH AND CASH EQUIVALENTS - BEGINNING OF        (  144,309)   (3,086,859)     (959,923)
  YEAR

CASH AND CASH EQUIVALENTS - END OF YEAR          1,469,821     4,556,680     5,516,603
                                              ------------- ------------- -------------
                                              $  1,325,512  $  1,469,821   $ 4,556,680
                                              ============= ============= =============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

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

FONAR, through its wholly-owned subsidiary Health Management Corporation of America ("HMCA") provides comprehensive management services to diagnostic imaging facilities. The services provided by the Company include development, administration, leasing of office space, facilities and medical equipment, provision of supplies, staffing and supervision of non-medical personnel, legal services, accounting, billing and collection and the development and implementation of practice growth and marketing strategies. As of June 30, 2008, HMCA manages 11 diagnostic imaging facilities located in the states of New York, Georgia and Florida.

Liquidity and Capital Resources
-------------------------------

In September 2008, the Company sold its 92.3% interest (to a related party) in an entity that provided management services to a scanning center in Bensonhurst, New York and received cash proceeds of approximately $2.3 million.

In August 2008, the Company signed a modification agreement with regards to the asset purchase agreement with Health Plus (See Note 23). The Company received a $2,000,000 payment on the note issued by Health Plus.

In July 2007, the Company sold its 50% interest (to an unrelated third party) in an entity that provided management services to a diagnostic center in Orlando, Florida and 20% interest in an unconsolidated entity and received proceeds of approximately $4.8 million.

At June 30, 2008, the Company had a working capital deficit of $15,965,022 and a stockholders' deficiency of $4,245,029. For the year ended June 30, 2008, the Company incurred a net loss of $13,508,367, which included non-cash charges of approximately $5,866,000. The Company has funded its cash flow deficit for the year ended June 30, 2008 through cash provided by the sale of marketable securities, other assets and debt financing. In addition, during June 2008, the Company implemented a restructuring program, including a reduction of its workforce, across the board salary reductions, elimination of manufacturing facilities and restructuring of its diagnostic imaging management service business. Management estimates that the annualized savings related to these cost-cutting measures approximates $5,000,000.

Although sales levels remained weak in fiscal 2008, we are continuing to focus our efforts on increased advertising and marketing campaigns, and distribution programs to strengthen the demand for our products and services. Management anticipates that Fonar's capital resources will improve if Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales. If we are not successful with our marketing efforts to increase sales and weak demand continues, we will experience a shortfall in cash and it will be necessary to further reduce operating expenses in a manner or obtain funds through equity or debt financing in sufficient amounts to avoid the need to curtail our operations subsequent to June 30, 2009. Current economic credit conditions have contributed to a slowing business environment. Given such liquidity and credit constraints in the markets, the business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available, whether the terms or conditions would be acceptable to the Company. In such case, the reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2008

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

Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and re-evaluates such designations as of each balance sheet date. At June 30, 2008 and 2007, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair market value, with unrealized gains and losses reported in comprehensive income (loss). Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the accompanying Consolidated Statements of Operations.

Inventories
-----------

Inventories consist of purchased parts, components and supplies, as well as work-in-process, and are stated at the lower of cost determined on the first-in, first-out method or market.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
----------------------

Property and equipment procured in the normal course of business is stated at cost. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is being depreciated for financial accounting purposes using the straight-line method over the shorter of their estimated useful lives, generally five to seven years, or the term of a capital lease, if applicable. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Maintenance and repair expenses totaled approximately $402,000, $423,000 and $434,000 for the years ended June 30, 2008, 2007 and 2006.

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

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2008

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

Revenue under management and lease contracts is recognized based upon contractual agreements for management services rendered by the Company and leases of medical equipment primarily under various long-term agreements with various medical providers (the "PCs"). Through June 22, 2007, the PCs were primarily owned by Raymond V. Damadian, M.D., President and Chairman of the Board of FONAR. Commencing with June 23, 2007, all of the New York based PCs, consisting of six PC's and eight diagnostic imaging facilities, were acquired by an unrelated third party. Through June 30, 2007, the Company's agreements with the PCs stipulate fees for services rendered and equipment leased, are primarily calculated on activity based efforts at pre-determined rates per unit of activity. Commencing July 1, 2007, the contractual fees for services rendered to the New York based PCs were changed to fixed monthly fees per diagnostic imaging facility ranging from approximately $45,000 to $125,000. All fees are re-negotiable at the anniversary of the agreements and each year thereafter.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2008

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

Advertising Costs
-----------------

Advertising costs are expensed as incurred. Advertising expense approximated $1,293,000, $1,082,000 and $936,000 for the years ended June 30, 2008, 2007 and
2006, respectively.

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

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Options and Warrants and Similar Equity Instruments and Earnings (Loss) Per Share
--------------------------------------------------------------------------------

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with Emerging Issues Task Force ("EITF 03-6"), "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6"), the Company uses the two-class method to calculate the effect of the Company's participating convertible securities on basic EPS, which include the Class A Non-voting Preferred stock, Class B common stock and Class C common stock, and the if-
converted method is used to calculate the effect of participating convertible securities on diluted EPS. In addition, these participating convertible securities were not included in the computation of basic EPS for the years ended June 30, 2008, 2007 and 2006 because the participating securities did not have a contractual obligation to share in the losses of the Company.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation, because they are antidilutive as a result of the net losses, was as follows: 267,062, 278,932 and 284,328 as of June 30, 2008, 2007 and 2006,
respectively.

In December  2004, the Financial  Accounting  Standards  Board  ("FASB")  issued
Statement  of Financial  Accounting  Standards  (SFAS) No. 123  (revised  2004),
"Share-Based  Payment",  SFAS 123R.  SFAS 123R  requires the  compensation  cost relating to stock-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued on the grant date of such instruments, and will be recognized over the period during which an individual is required to provide service in exchange for the award (typically the vesting period). SFAS 123R covers a wide range of stock-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces SFAS 123 and supersedes APB Opinion 25.

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

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2008

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

Concentration of Credit Risk
----------------------------

Cash: The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits throughout the year. At June 30, 2008, the Company had cash on deposit of approximately $638,000 in excess of federally insured limits.

Related Parties: Net revenues from related parties accounted for approximately 13%, 39% and 50% of the consolidated net revenues for the years ended June 30, 2008, 2007 and 2006, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
-----------------------------------

The financial statements include various estimated fair value information at June 30, 2008, 2007 and 2006, as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

Investments and advances and notes to related medical practices: The carrying amount approximates fair value because the discounted present value of the cash flow generated by the related parties approximates the carrying value of the amounts due to the Company.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

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

In September, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements, but does not require any new fair value measurements. SFAS No. 157 will become effective for the Company in fiscal 2009. We are currently assessing the impact of SFAS No. 157; however, we do not believe the adoption of this standard will have a material effect on the Company's consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

Effective   January  1,  2007,  the  Company  adopted  the  provisions  of  FASB
Interpretation   No.  48,   "Accounting  of   Uncertainty  in  Income   Taxes-an
interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a corporate tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48. In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest expense, net". Penalties if incurred would be recognized as a component of "General and administrative" expenses. The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2004. The adoption of the provisions of FIN 48 did not have a material impact on the Company's consolidated financial position and results of operations. As of June 30, 2008, no liability for unrecognized tax benefits was required to be recorded. (See
Note 13)

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

                     FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

In March 2007, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-10. "Accounting for Collateral Assignment Split Dollar Life Insurance". This EITF indicates that an employer should recognize a liability for postretirement benefits related to collateral assignment split- dollar life insurance arrangements. In addition, the EITF provides guidance for the recognition of an asset related to a collateral assignment split-dollar life insurance arrangement. The EIFT is effective for fiscal years beginning after December 15, 2007. The Company will adopt the EITF as required and management does not expect it to have any impact on the Company's results of operations, financial condition and liquidity.

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

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2008

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement in not expected to have a material effect on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An Interpretation of FASB Statement No. 60". SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of the statement is not expected to have a material effect on our consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment At Cost
------------------

The Company had a 20% equity interest in an unconsolidated entity. The income on this investment is included under other income. This equity interest was sold to an unrelated third party on July 31, 2007 (See Note 24).

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported net losses for any periods presented.


NOTE 3 - MANAGEMENT AGREEMENTS

In connection with two acquisitions completed in June of 1997 and August of 1998, a portion of the purchase price was allocated to various long-term management agreements. These management agreements were sold on July 28, 2005 (see Note 23). Amortization of management agreements for the years ended June 30, 2008, 2007 and 2006 was $0, $0 and $37,300, respectively.

On May 23, 2005, HMCA and its subsidiary Dynamic Management Services, LLC ("Dynamic") terminated their management agreements with three related physical medicine practices, under which HMCA and Dynamic were managing six physical medicine facilities. Commensurate with this termination, HMCA and Dynamic entered into new management agreements with four unrelated medical practices to manage five of the same physical medicine facilities. Pursuant to the Termination and Replacement Agreements, the related medical practices assigned to HMCA and Dynamic medical receivables valued at $11,775,000 in consideration of management fees outstanding of $7,669,993 and termination fees of $4,105,007. The balance of the medical receivables as of June 30, 2008 is $1,227,858. The $4,105,007 was accounted for as a recovery of the capitalized management agreements.

On July 28, 2005, the Replacement Management Agreements, along with certain related assets, were sold (see Note 23).

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 4 - MARKETABLE SECURITIES

The following is a summary of marketable securities at June 30, 2008 and 2007:

                                                     June 30, 2008
                                      -----------------------------------------
                                                     Unrealized     Fair Market
                                         Cost            Loss          Value
                                      -----------    -----------    -----------
Corporate and government agency bonds $ 1,100,000    $ ( 59,915)    $ 1,040,085
Equities - other                           40,891       (12,808)         28,083
                                      -----------    -----------    -----------
                                      $ 1,140,891    $ ( 72,723)    $ 1,068,168
                                      ===========    ===========    ===========

                                                     June 30, 2007
                                      -----------------------------------------
                                                     Unrealized     Fair Market
                                         Cost            Loss          Value
                                      -----------    -----------    -----------
Certificate of deposits               $   100,000    $  ( 4,035)    $   95,965
U.S. Government Obligations               548,062       ( 8,610)       539,452
Corporate and government agency bonds   1,400,000      ( 90,496)     1,309,504
Equities - other                           34,851       (   463)        34,388
                                      -----------    -----------    -----------
                                      $ 2,082,913    $ (103,604)    $ 1,979,309
                                      ===========    ===========    ===========

All debt securities are due within two years. At June 30, 2008, the amount of cost due within one year was $300,000.


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

As of June 22, 2007, an unrelated third party purchased the stock of the professional corporations owning the eight New York sites managed by the Company, previously owned by Dr. Raymond V. Damadian, the President, Chairman of the Board and principal stockholder of Fonar. In connection with the sale, new management agreements were substituted for the existing management agreements, providing, however, for the same management services. The fees in fiscal 2008, however, are currently fixed monthly fees in amounts ranging from $45,000 to $125,000 per month. Dr. Damadian still owns the four MRI facilities in Georgia and Florida managed by the Company. No MRI facilities or other medical facilities are owned by the Company.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 5 - MANAGEMENT FEE RECEIVABLE AND ACCOUNTS RECEIVABLE (Continued)

Management Fee Receivable (Continued)
-------------------------------------

Collection by the Company of its management fee receivable may be impaired by the uncollectibility of the PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 44%, 38% and 47%, respectively, of the PC's 2008, 2007 and 2006 net revenues were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

On February 8, 2006, the Deficit Reduction Act of 2005 ("DRA") was signed into law by President George W. Bush. The DRA would result in caps on Medicare and Medicaid payment rates for most imaging services, including MRI and CT, furnished in physicians' offices and other non-hospital based settings. Under the cap, payments for these imaging services could not exceed the hospital outpatient payment rates for those services. This change applied to services furnished by the P.C.'s on or after January 1, 2007. Although the professional corporations managed by the Company bill for scans on a "global basis", which means a single fee per scan, the limitation is applicable only to the technical component of the services, which is the payment or portion of the payment attributable to the non-professional services. If the fee for the technical component of the service (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), under the Physician Fee Schedule, then the payment would be limited to the Physician Fee Schedule rate.

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

Net revenues from management and other fees charged to the related PC's accounted for approximately 10%, 36% and 38%, of the consolidated net revenues for the years ended June 30, 2008, 2007 and 2006, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2008

NOTE 5 - MANAGEMENT FEE RECEIVABLE AND ACCOUNTS RECEIVABLE (Continued)

Management Fee Receivable (Continued)
-------------------------------------

HMCA entered into a management agreement in September 2007 with Integrity Healthcare Management Inc ("Integrity"). Under the terms of the agreement, Integrity provided the billings and collections for HMCA's facilities as well as assist in the management of the facilities. Integrity was to receive as compensation an annual fee equal to one-half of the increase in the consolidated cash flow of HMCA and the facilities over the period from July 1, 2006 through June 30, 2007. The original term of the agreement was one year with an automatic year to year renewal, but may be terminated by either party without cause at the end of any year. During June 2008, HMCA terminated the agreement and no management fees were earned by Integrity. Integrity is a subsidiary of Health Diagnostics, LLC. The director of Health Diagnostics, LLC, Timothy Damadian, is a son of the President and Chief Executive Officer of Fonar, Dr. Raymond Damadian. Commencing with June 2008, however, the Company hired Health Diagnostics, LLC, the parent company of Integrity, to perform all billing and collection procedures on our behalf. The Company has agreed to pay 6% of all adjusted deposits for these services.

Unaudited Financial Information of Unconsolidated Managed Medical Practices
---------------------------------------------------------------------------

Audited financial information related to the unconsolidated twelve diagnostic imaging facilities owned by PC's and managed by the Company is not available. Substantially all of these medical practices' books and records are maintained on a cash basis, their assets are depreciated on an accelerated tax basis and have a December 31 year end.

Summarized unaudited income statement data for the years ended December 31, 2007 and 2006 related to the unconsolidated medical practices managed by the Company are as follows:

                                 (000's omitted)

                                              2007        2006
                                           ---------    ---------
              Patient Revenue - Net        $ 16,490     $ 18,244
                                           =========    =========
              (Loss) Income from
                Operations (Income Tax
                - Cash Basis)              $   (385)    $    496
                                           =========    =========
              Net Income (Loss)
              (Income Tax - Cash Basis)    $    131     $   (312)
                                           =========    =========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

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


NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of June 30, 2008 and 2007 is as follows:

                                   As of June 30,
                             ---------------------------
                                 2008           2007
                             ------------   ------------
Costs incurred on uncompleted
  Contracts                  $ 4,031,388    $ 2,136,262
Estimated earnings             1,297,111        938,549
                             ------------   ------------
                               5,328,499     3,074,811
Less: Billings to date        11,095,500     6,555,500
                             ------------   ------------
                             $(5,767,001)   $(3,480,689)
                             ============   ============

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES (Continued)

Included in the accompanying consolidated balance sheets under the following captions:

                                                 As of June 30,
                                          ----------------------------
                                              2008            2007
                                          ------------    ------------
         Costs and estimated earnings
           in excess of billings on
           uncompleted contracts          $     6,285     $       -
         Less:  Billings in excess
           of costs and estimated
           earnings on uncompleted
           contracts                        5,773,286       3,480,689
         Less:  Billings in excess of
           costs and estimated earnings
           on uncompleted contracts -
           related party                         -               -
                                          ------------    ------------
                                          $(5,767,001)    $(3,480,689)
                                          ============    ============


2) Customer advances consist of the following:

                                              As of June 30, 2008
                                    -------------------------------------
                                                   Related
                                       Total       Parties       Other
                                    -----------  -----------  -----------
       Total advances               $25,371,811  $ 1,472,000  $23,899,811
       Less: Advances on contracts
               under construction    11,095,500          -    11,095,500
                                    -----------  -----------  -----------
                                    $14,276,311  $ 1,472,000  $12,804,311
                                    ===========  ===========  ===========

2) Customer advances consist of the following (continued):

                                             As of June 30, 2007
                                  -----------------------------------------
                                                 Related
                                     Total       Parties        Other
                                  ------------  ------------  -------------
     Total advances               $16,636,138    $   41,566    $16,594,572
     Less: Advances on contracts
             under construction     6,555,500         -          6,555,500
                                  ------------  ------------  -------------
                                  $10,080,638    $   41,566    $10,039,072
                                  ============  ============  =============

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 7 - INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

                                                      As of June 30,
                                                 ------------------------
                                                    2008         2007
                                                 -----------  -----------

      Purchased parts, components and supplies   $ 1,847,381  $ 3,284,569
      Work-in-process                              1,408,534    1,181,355
                                                 -----------  -----------
                                                 $ 3,255,915  $ 4,465,924
                                                 ===========  ===========


NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2008 and 2007, is comprised of:

                                                     As of June 30,
                                              ---------------------------
                                                  2008          2007
                                              ------------   ------------
         Diagnostic equipment under capital
           leases                             $   780,150     $  780,150
         Diagnostic equipment                   2,783,397      2,816,325
         Research, development and
           demonstration equipment              9,605,961      9,368,963
         Machinery and equipment                3,582,539      3,582,539
         Furniture and fixtures                 2,164,373      2,155,818
         Equipment under capital leases         1,504,123      1,504,123
         Leasehold improvements                 5,201,350      5,453,829
         Building                                 939,614        939,614
                                              ------------   ------------
                                               26,561,507     26,601,361
         Less: Accumulated depreciation
                 and amortization              22,628,974     21,442,276
                                              ------------   ------------
                                               $3,932,533     $5,159,085
                                              ============   ============

Depreciation and amortization of property and equipment for the years ended June 30, 2008, 2007 and 2006 was $1,570,453, $1,941,056 and $2,518,116, respectively.

Equipment under capital leases has a net book value of $295,073 and $484,889 at June 30, 2008 and 2007, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 9 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2008 and 2007 are comprised of:

                                                    As of June 30,
                                              ------------------------
                                                 2008           2007
                                              ----------    ----------
     Capitalized software development Costs   $5,606,350    $5,148,979
     Patents and copyrights                    3,885,919     4,093,673
                                              ----------    ----------
                                               9,492,269     9,242,652
          Less: Accumulated amortization       4,682,705     3,897,207
                                              ----------    ----------
                                              $4,809,564    $5,345,445
                                              ==========    ==========


Information related to the above intangible assets for the years ended June 30, 2008, 2007 and 2006 is as follows:

                                        2008        2007         2006
                                    -----------  -----------  -----------
      Balance - Beginning of Year   $5,345,445   $4,929,483   $4,503,247
      Amounts capitalized              687,258    1,150,737    1,157,685
      Amortization                  (1,223,139)    (734,775)    (731,449)
                                    -----------  -----------  -----------
      Balance - End of Year         $4,809,564   $5,345,445   $4,929,483
                                    ===========  ===========  ===========

Amortization of patents and copyrights for the years ended June 30, 2008, 2007 and 2006 amounted to $592,059, $124,015 and $110,493, respectively.

Amortization of capitalized software development costs for the years ended June 30, 2008, 2007 and 2006 was $631,080, $610,760 and $620,956, respectively.

The estimated amortization of patents and copyrights and capitalized software development costs for the five years ending June 30, 2013 is as follows:

                                                         Capitalized
                                                          Software
              For the Years                 Patents and  Development
             Ending June 30,      Total     Copyrights      Costs
             ---------------   ----------   -----------  -----------
                  2009         $  699,816   $  158,304   $  541,512
                  2010            627,319      139,816      487,503
                  2011            583,910      145,246      438,664
                  2012            512,679      156,908      355,771
                  2013            446,744      164,975      281,769
               Thereafter       1,939,096    1,818,772      120,324
                               ----------   ----------   ----------
                               $4,809,564   $2,584,021   $2,225,543
                               ==========   ==========   ==========

The weighted average am ortization period for other intangible assets is 9.1 years and has no residual value.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2008


NOTE 10 - NOTES RECEIVABLE


Notes receivable as of June 30, 2008 and 2007 consist of the following:

                             June 30,2008    June 30, 2007
                             ------------    -------------
Note Receivable - Sale of
  assets (Note 23 & 25)      $ 4,484,674     $  6,105,662
Note Receivable - (a)             65,000           65,000
Note Receivable - (b)            334,276          375,000
Note Receivable - Other             -               5,000
                               ---------       ----------

Total Notes Receivable         4,883,950        6,550,662

Discount of note receivable
  (Note 23 & 25)              (   14,084)      (  443,994)
Allowance                     (   65,000)           -
                              ----------      -----------
Net Notes Receivable         $ 4,804,866     $  6,106,668
                              ==========      ===========
Current Portion              $ 2,508,306     $    578,823
Long-Term Portion            $ 2,296,560     $  5,527,845


a) The note receivable represents a note due from a customer for the purchase of a system. The note is payable over two years. The balance of this note receivable is $65,000 as of June 30, 2008 and 2007.

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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2008


NOTE 11 - CAPITAL STOCK (Continued)

Class B Common Stock
--------------------

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. There were 158 of such shares outstanding at June 30, 2008 and 2007.

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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2008


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

FONAR's 1993 Incentive Stock Option Plan (the "FONAR 1993 Plan"), adopted on March 26, 1993, was intended to qualify as an incentive stock option plan under
Section 422A of the Internal Revenue Code of 1954, as amended. The FONAR 1993 Plan permitted the issuance of stock options covering an aggregate of 60,000 shares of common stock of FONAR. The FONAR 1993 Plan terminated on March 25, 2003. No options to purchase shares of common stock remained available for grant under the FONAR 1993 Plan at that time. During the year ended June 30, 2008, 2,360 options expired, therefore, there are no options that were issued under the FONAR 1993 Plan that remain outstanding.

FONAR's 1997 Nonstatutory Stock Option Plan, adopted on May 9, 1997, permits the issuance of stock options covering an aggregate of 200,000 shares of common stock of FONAR. The options may be issued at such prices and upon such terms and conditions as are determined by FONAR. The 1997 Plan terminated on May 8, 2007. During the year ended June 30, 2008, 6,012 options were forfeited, therefore of the options granted under this plan 78,166 remain outstanding.

FONAR's 2002 Incentive Stock Option Plan (the "FONAR 2002 Plan"), adopted on July 1, 2002, is intended to qualify as an incentive stock option plan under
Section 422A of the Internal Revenue Code of 1954, as amended. The FONAR 2002 Plan permits the issuance of stock options covering an aggregate of 100,000 shares of common stock of FONAR. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The FONAR 2002 Plan will terminate on June 30, 2012. As of June 30, 2008, options to purchase 50,943 shares of common stock of FONAR were available for future grant under this plan. During the year ended June 30, 2008, 3,497 options were forfeited, therefore 19,233 shares remain outstanding.

FONAR's 2005 Incentive Stock Option Plan (the "FONAR 2005 Plan"), adopted on February 16, 2005, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The FONAR 2005 Plan permits the issuance of stock options covering an aggregate of 80,000 shares of common stock of FONAR. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are non-transferable, are exercisable for a period not exceeding ten years, and expire upon the voluntary termination of employment. The FONAR 2005 Plan will terminate on February 14, 2015. As of June 30, 2008, 80,000 shares of common stock of FONAR were available for future grant under this Plan.

                    FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2008

NOTE 11 - CAPITAL STOCK (Continued)

Options (Continued)
-------

Stock option activity and weighted average exercise prices under these plans and grants for the years ended June 30, 2008, 2007 and 2006 were as follows:

                                                     Weighted
                                                     Average    Aggregate
                                      Number of      Exercise   Intrinsic
                                       Options        Price       Value
                                      ----------    ---------   --------
         Outstanding, June 30, 2005      113,426      30.50        -
         Granted                          71,633      17.75        -
         Exercised                      ( 68,193)     17.75        -
         Forfeited                      (  2,200)     28.50        -
                                      ----------    ---------
         Outstanding, June 30, 2006      114,666      30.00        -
         Granted                             240      13.50        -
         Exercised                      (  3,680)     13.50        -
         Forfeited                      (  1,956)     28.44        -
                                      ----------    ---------
         Outstanding, June 30, 2007      109,270      30.55        -
         Granted                               -        -          -
         Exercised                             -        -          -
         Forfeited / Expired            ( 11,869)     29.70        -
                                      ----------    ---------
         Outstanding, June 30, 2008       97,401      30.66        -
                                      ==========    =========

         Exercisable at:
           June 30, 2006                 114,666     $30.00
           June 30, 2007                 109,270     $30.55
           June 30, 2008                  97,401     $30.66

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

                      FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2008

NOTE 11 - CAPITAL STOCK (Continued)

Options (Continued)
-------

The range of exercise prices for options outstanding as of June 30, 2008 was as follows:

                                                         Weighted
                                                         Average
                                         Number of       Remaining
                                          Options       Contractual
             Range of Exercise Price    Outstanding    Life in Years
             -----------------------    -----------    -------------
             $18.75 - $28.13                69,105         2.8
             $29.00 - $42.18                20,479         3.8
             $46.88                          7,817         3.1
                                        -----------
                                            97,401
                                        ===========


On March 10, 1997, HMCA adopted the 1997 Incentive Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 2,000,000 shares of the common stock of HMCA. Options to purchase 1,600,000 shares at an option price of $0.10 per share were granted on March 10, 1997. As of June 30, 2008, there were no shares of HMCA common stock available for future grant under this plan.

On December 16, 1998, HMCA adopted the 1998 Non-Statutory Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 500,000 shares of the common stock of HMCA. Options to purchase 400,000 shares at an option price of $1.00 per share were granted on December 16, 1998. During the year ended June 30, 2003, the Company issued 45,000 shares of FONAR common stock at a value of $1,226,251 to a related party in exchange for the options outstanding under the HMCA 1997 Incentive and 1998 Non-Statutory Stock Option Plans. As of June 30, 2008, 100,000 shares of HMCA common stock were available for future grant under this plan.

On December 16, 1998, HMCA adopted the 1998 Incentive Stock Option Plan, pursuant to which HMCA authorized the issuance of up to 2,000,000 shares of the common stock of HMCA. Options to purchase 670,000 shares at an option price of $1.00 per share were granted on December 16, 1998. 470,000 of the options granted will not become exercisable unless and until such time as HMCA successfully completes a public offering of its securities, and 200,000 of the options will not become exercisable until one year thereafter. The options will expire on December 15, 2008. No options have vested as of June 30, 2008. As of June 30, 2008, options to purchase 1,330,000 shares of HMCA common stock were available for future grant under this plan.

Stock option share activity and weighted average exercise prices under the HMCA plans and grants for the three years ended June 30, 2008, 2007 and 2006 were as follows:

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 11 - CAPITAL STOCK (Continued)

Options (Continued)
--------
                                         Weighted
                                         Average      Aggregate
                              Number of  Exercise     Intrinsic
                               Options   Price         Value
                              ---------  ---------     ---------
Outstanding, June 30, 2006     660,000    $1.00            -
Forfeited                         -                        -
                              ---------
Outstanding, June 30, 2007     660,000    $1.00            -
Forfeited                         -                        -
                              ---------
Outstanding, June 30, 2008     660,000    $1.00            -
                              =========

          Exercisable at:
            June 30, 2006         -
            June 30, 2007         -
            June 30, 2008         -

Stock Bonus Plans
-----------------

On August 9, 2007, the Company filed a registration statement on Form S-8 to register 100,000 shares under FONAR's 2007 Stock Bonus Plan. As of June 30, 2008, 69,932 shares of common stock of FONAR were available for future grant under this plan.

Warrants
--------

As of June 30, 2008, 42,000 warrants remain outstanding, which expire on May 24, 2009. The exercise price is $19.75. The holder of the warrants has anti-dilution rights which provide for proportionate adjustments of the exercise price and number of underlying shares in the event of stock splits, stock dividends or reverse stock splits and sales of the Company's common stock below the warrant exercise price.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 12 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following:

                                                                June 30,
                                                       -------------------------
                                                           2008          2007
                                                       -----------   -----------
Capital lease requiring monthly payments of $13,623,
including  interest  at a rate of  10.51%  per annum
through July 2010. The loan is collateralized by the
related equipment.                                     $  315,545    $  428,954

Capital lease requiring  monthly payments of $2,997,
including  interest  at a rate of  8.36%  per  annum
through October 2008. The loan is  collateralized by
the related equipment.                                     11,704        47,572

Note payable  requiring monthly payments of interest
at a rate of 7% until May 2009  followed  by monthly
payments of $3,908 through May 2026. A final payment
of $532,805 will be due on May 29, 2026. The loan is
collateralized by the related building.                   532,805       545,237

Other  (including  capital  leases for  property and
equipment).                                               269,644       191,439
                                                      ------------   -----------
                                                        1,129,698     1,213,202
Less:  Current portion                                    372,722       257,639
                                                      ------------   -----------
                                                      $   756,976    $  955,563
                                                      ============   ===========

The maturities of long-term debt over the next four years are as follows:

                            Years Ending
                              June 30,
                            ------------
                               2009        $  372,722
                               2010           183,450
                               2011            36,587
                               2012             4,134
                             Thereafter       532,805
                                           ----------
                                           $1,129,698
                                           ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

NOTE 13 - INCOME TAXES

Components of the current (benefit from) provision for income taxes are as follows:

                                      Years Ended June 30,
                             ----------------------------------
                                2008        2007        2006
                             ----------  ----------  ----------
                  Current:
                    Federal  $     -     $     -     $   33,546
                    State      ( 6,940)        -         20,488
                             ----------  ----------  ----------
                             $ ( 6,940)  $     -     $   54,034
                             ==========  ==========  ==========

A reconciliation of the federal statutory income tax rate to the Company's effective tax rate as reported is as follows:

                                                   Years Ended June 30,
                                          ----------------------------------
                                             2008        2007        2006
                                          ----------  ----------  ----------
    Taxes at federal statutory rate         (34.0)%     (34.0)%     (34.0)%
    State and local income taxes
       (benefit), net of federal benefit      0.0          0.0         0.2
    Permanent differences                     0.9          2.0         1.7
    Increase in the valuation allowance      33.1         32.0        32.3
                                          ----------  ----------  ----------
    Effective income tax rate                 0.0%         0.0%        0.2%
                                          ==========  ==========  ==========

As of June 30, 2008, the Company has net operating loss ("NOL") carryforwards of approximately $166,295,000 that will be available to offset future taxable income. The utilization of certain of the NOLs is limited by separate return limitation year rules pursuant to Section 1502 of the Internal Revenue Code. The expiration dates of NOL carryforwards are as follows:

                              June 30,
                              --------
                                2012  $  4,848,000
                                2013       845,000
                                2019    15,801,000
                                2020    18,718,000
                                2021    19,657,000
                                2022    19,667,000
                                2023    16,114,000
                                2024     9,257,000
                                2025        44,000
                                2026    27,001,000
                                2027    22,698,000
                                2028    11,645,000
                                      ------------
                                      $166,295,000
                                      ============

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2008

NOTE 13 - INCOME TAXES (Continued)

The Company has, for federal income tax purposes, research and development tax credit carryforwards aggregating $3,870,239, which are accounted for under the flow-through method. The tax credit carryforwards expire as follows:

                              June 30,
                              --------
                                2012    $   70,145
                                2013       402,590
                                2019       432,195
                                2020       378,193
                                2021       448,221
                                2022       441,865
                                2023       444,970
                                2024       440,499
                                2025       285,564
                                2026       245,053
                                2027        62,208
                                2028       218,736
                                        ----------
                                        $3,870,239
                                        ==========

In addition, for New York State income tax purposes, the Company has tax credit carryforwards, aggregating approximately $1,100,000, which are accounted for under the flow-through method. The tax credit carryforwards expire during the years ending June 30, 2006 to June 30, 2024.

Significant components of the Company's deferred tax assets and liabilities at June 30, 2008 and 2007 are as follows:
                                                        June 30,
                                            ---------------------------
                                                 2008            2007
                                            ------------   ------------
Deferred tax assets:
  Allowance for doubtful accounts           $ 3,596,865    $ 2,624,314
  Non-deductible accruals                       383,359        328,943
  Net operating carryforwards                66,518,124     62,478,267
  Tax credits                                 4,970,084      4,732,454
  Inventory capitalization for tax purposes     113,101        157,378
  Property and equipment and depreciation     1,217,280      1,090,958
  Capital losses carryforwards                    -            536,845
  Charitable contributions                        4,500          3,200
                                            ------------   ------------
                                             76,803,313     71,952,359
Valuation allowance                         (75,915,772)   (70,992,657)
                                            ------------   ------------
Net deferred tax assets                         887,541        959,702
                                            ------------   ------------

Deferred tax liabilities:
  Capitalized software development costs       (887,541)      (959,702)
                                            ------------   ------------
Gross deferred tax liabilities                 (887,541)    (  959,702)
                                            ------------   ------------
Net deferred tax liabilities                $    -         $      -
                                            ============   ============

The net change in the valuation allowance for deferred tax assets increased by approximately $4,923,000 and $9,991,000, respectively, for the years ended June 30, 2008 and 2007.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2008

NOTE 14 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:

                                                         June 30,
                                               --------------------------
                                                   2008           2007
                                               -----------    -----------
       Royalties                               $   622,780    $   635,338
       Accrued salaries, commissions and
         Payroll taxes                             900,934      1,105,655
       Accrued interest                            876,389        573,461
       Litigation accruals                         193,349        193,349
       Sales tax payable                         2,543,795      2,579,345
       Legal and other professional fees           633,659        509,245
       Accounting fees                             502,594        480,000
       Insurance premiums                          409,928        196,518
       Penalty - Sales tax                         632,500        457,500
       Penalty - 401k plan                         250,000        250,000
       Other                                       750,335        774,981
                                               -----------    -----------
                                               $ 8,316,263    $ 7,755,392
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

In May 2002,  HMCA  entered  into a sub-lease  agreement  (as amended in January
2003) with an entity owned by a relative of Raymond V. Damadian. The sub-lease agreement expired on May 31, 2008. As of June 1, 2008, the sub-lease tenant occupies the entire space and paid the monthly rent of $ 39,064 on a month to month basis. Rental income under the sub-lease agreement for the years ended June 30, 2008, 2007 and 2006 amounted to $99,371, $112,197 and $102,329, respectively. The amount due from the related party at June 30, 2008 was $26,199 and is included in current portion of advances and notes to related medical practices (see Note 18).

During 2003, HMCA entered into a sub-lease agreement with a third party. The sub-lease agreement expired on June 30, 2006. Rental income under the sub- lease agreement for the years ended June 30, 2008, 2007 and 2006 amounted to approximately $0, $0 and $87,000, respectively. The rental income is included in the consolidated statements of operations under costs related to management and other fees - related medical practices.

In March 2008, HMCA entered into a s sub-lease agreement with a third party. The sub-lease agreement expires on February 28, 2009 but can be renewed for one additional year. Rental income under the sub-lease agreement for the year ended June 30, 2008 amounted to $48,493. The rental income is included in the consolidated statements of operations under costs related to management and other fees - unrelated medical practices.

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2008


NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

Future  minimum  operating  lease  commitments,   along  with  sub-lease  income
consisted of the following at June 30, 2008:

                                   Facilities
                                      And
                                    Equipment
                   Year Ending     (Operating     Sub-Lease
                    June 30,          Lease)       (Income)
                   -----------    ------------    ----------
                      2009        $ 2,106,640     $ (96,986)
                      2010          1,092,193          -
                      2011            807,760          -
                      2012            832,110
                      2013            767,049          -
                   Thereafter         634,516          -
                                  ------------    ----------
      Total minimum obligations   $ 6,240,268     $( 96,986)
                                  ============    ==========

Rent expense for operating leases approximated $3,078,000, $2,841,000 and $2,923,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

License Agreements
------------------

The Company has a license agreement which requires the Company to pay a royalty on the Company's future sales of certain MRI imaging apparatus. Royalty expense charged to operations for the years ended June 30, 2008, 2007 and 2006 approximated $67,000, $67,000 and $65,000, respectively. In April 2008 BTG International Ltd. commenced action in Superior Court, New Castle County,
Delaware for the outstanding royalties of $666,734 plus interest and other costs. The Company answered the complaint raising affirmative defenses including duress, failure of consideration and violation of United States Antitrust Laws. As of June 30, 2008, the Company has accrued $710,461 for royalties and interest. The Company plans to vigoursly defend this complaint.

In July 2000, the Company entered into a license agreement, pursuant to which it licensed certain of its intellectual assets on a non-exclusive basis. Remuneration payable to the Company under this agreement was $11.7 million, of which $9.0 million was received in September of 2000 and $2.7 million in January of 2001. The license fee of $11.7 million was recognized as income ratably over the five-year period ended June 30, 2005. The Company also entered into a non-exclusive sales representative agreement. The agreement requires the third party to sell at least two Fonar MRI scanners or if it does not, pay an amount equal to the Company's gross margin on the unsold MRI scanners. As the third party did not sell any scanners in the past contract year, the Company received the gross margin payment on two scanners of $1,158,478 in November 2007. The amount is shown in the Company's consolidated statements of operations as revenue, license fees and royalties for the year ended June 30, 2008.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

Employee Benefit Plans
----------------------

The Company has a non-contributory 401(k) Plan (the "401(k) Plan"). The 401(k) Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were no employer contributions to the Plan for the years ended June 30, 2008, 2007 and 2006. (see Other Matters below)

The stockholders of the Company approved the 2000 Employee Stock Purchase Plan ("ESPP") at the Company's annual stockholders' meeting in April 2000. The ESPP provides for eligible employees to acquire common stock of the Company at a discount, not to exceed 15%. This plan has not been put into effect as of June 30, 2008.

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


NASDAQ Notice of Non-compliance
-------------------------------

The Company received a letter from The NASDAQ Stock Market LLC indicating the Company is not in compliance with Marketplace Rules 4350(e) and 4350(g) due to the fact that is has not yet solicited proxies and held its annual meeting for the fiscal year end June 30, 2007. As a result, the notice indicated that the Company's securities would be subject to delisting from The NASDAQ Capital
Market unless the Company requested a hearing before a NASDAQ Listing Qualifications Panel. On July 15, 2008, the Company requested a hearing with the NASDAQ Listing Qualifications Panel. The request was granted. The hearing was held on August 28, 2008 with no decision rendered. The Company is scheduled to hold a joint two-year annual meeting on November 17, 2008.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 15 - COMMITMENTS AND CONTINGENIES (Continued)

Other Matters (Continued)
-------------------------

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. The Company has recorded tax obligations of $1,941,000 plus interest and penalties of approximately $1,370,000. The Company is in the process of determining is regulatory requirements in order to become compliant.

The Company has determined they may not be in compliance with the Department of Labor and Internal Revenue Service regulations concerning the requirements to file Form 5500 to report activity of its 401K Employee Benefit Plan and Flex Plan. The filings do not require the Company to pay tax, however they may be subject to penalty for non-compliance. The Company has recorded provisions for any potential penalties totaling $250,000. The Company has engaged outside counsel to handle such matters to determine the necessary requirements to ensure compliance. Such non-compliance could impact the eligibilty of the plan. At this time the outcome cannot be determined.


NOTE 16 - OTHER INCOME

Other income consists of:

                              For the Years Ended June 30,
                          ------------------------------------
                             2008         2007         2006
                          ----------   ----------   ----------
Income from investment    $    5,000   $  142,000   $  156,000
Other income (expense)       124,368      147,929      171,000
                          ----------   ----------   ----------
                          $  129,368   $  289,929   $  327,000
                          ==========   ==========   ==========



NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2008, 2007 and 2006, the Company paid $214,394, $241,661 and $281,903 for interest, respectively. During the years ended June 30, 2008, 2007 and 2006, the Company paid $0, $8,088 and $57,180 for income taxes, respectively.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2008


NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

Non-Cash Transactions (Continued)
---------------------------------

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


NOTE 18 - ADVANCES AND NOTES TO RELATED MEDICAL PRACTICES

Canarsie MRI Associates ("Canarsie"), a joint venture partnership, of which MRI Specialties, Inc. ("Specialties") is an owner, is a party to a service agreement for its scanner with the Company at an annual fee of $85,000. In addition, during fiscal 2001, Canarsie purchased a QUAD MRI scanner from the Company, for a purchase price of $850,000, payable as follows: (1) $400,000 downpayment (received April 2001); (2) $450,000 in 84 equal monthly installments, including interest at 6%, pursuant to a promissory note to be executed upon acceptance of the scanner. Timothy Damadian, the son of Raymond V. Damadian, is the sole stockholder, Director and President of Specialties. The balance due under this note as of June 30, 2008 is $32,382. Interest income on this note for the years ended June 30, 2008, 2007 and 2006 amounted to $3,852, $9,249 and $12,791, respectively.

The Company has cumulative advances due from a former subsidiary, Tallahassee Magnetic Resonance Imaging, P.A., totaling $546,183. This balance is payable as follows: (1) Monthly payments of interest only of $2,730 until August 2007 (2) $546,183 in 40 monthly installments, including interest at 6%, pursuant to a promissory note. The balance due under this note as of June 30, 2008 is $414,724. Interest income on this note for the years ended June 30, 2008 and 2007 amounted to $29,949 and $32,760, respectively.

The maturities of advances and notes to related medical practices over the next three years are as follows:

                             Years Ending
                               June 30,
                             ------------
                                 2009       $214,004
                                 2010        170,268
                                 2011         93,095
                                            --------
                                            $477,367
                                            ========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 19 - SALE OF SUBSIDIARY

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 20 - SEGMENT AND RELATED INFORMATION (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                 Management of
                                    FONAR          Diagnostic
                                   Medical           Imaging
                                  Equipment          Centers          Totals
                                 ------------    --------------    -----------
Fiscal 2008:
-----------
Net revenues from external
  customers                      $ 23,525,197    $ 12,043,636     $ 35,568,833
Intersegment net revenues        $    889,167    $    -           $    889,167
Loss from operations             $(14,133,689)   $ (2,793,102)    $(16,926,791)
Depreciation and amortization    $  1,851,746    $    941,846     $  2,793,592
Compensatory element of stock
  issuances                      $        360    $    -           $        360
Total identifiable assets        $ 19,203,367    $ 16,022,266     $ 35,225,633
Capital expenditures             $    943,197    $    110,635     $  1,053,832

Fiscal 2007:
-----------
Net revenues from external
  customers                      $ 21,269,989    $ 11,941,943     $ 33,211,932
Intersegment net revenues        $  1,053,106    $     -          $  1,053,106
Loss from operations             $(22,219,240)   $ (3,233,331)    $(25,452,571)
Depreciation and amortization    $  1,562,393    $  1,113,438     $  2,675,831
Compensatory element of stock
  issuances                      $    116,068    $      4,750     $    120,818
Total identifiable assets        $ 21,098,416    $ 20,111,759     $ 41,210,175
Capital expenditures             $  1,370,227    $    213,231     $  1,583,458

Fiscal 2006:
-----------
Net revenues from external
  customers                      $ 19,708,055    $ 13,368,274     $ 33,076,329
Intersegment net revenues        $    587,465    $    -           $    587,465
Loss from operations             $(24,742,622)   $ (4,981,864)    $(29,724,486)
Depreciation and amortization    $  2,028,332    $  1,258,533     $  3,286,865
Compensatory element of stock
  issuances                      $  1,172,254    $    723,208     $  1,895,462
Termination costs paid with
  common stock                   $     -         $  1,600,000     $  1,600,000
Total identifiable assets        $ 31,264,366    $ 25,965,178     $ 57,229,544
Capital expenditures             $  1,552,275    $  2,045,940     $  3,598,215

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 20 - SEGMENT AND RELATED INFORMATION (Continued)

Export Product Sales
--------------------

The Company's areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 0.0%, 15.8% and 23.2% of product sales revenues to third parties for the years ended June 30, 2008, 2007 and 2006, respectively.

The foreign product sales, as a percentage of product sales to unrelated parties, were made to customers in the following countries:

                               For the Years Ended June 30,
                               -----------------------------
                                 2008       2007       2006
                               -------     ------     ------
                    Kuwait      (0.5)%     (7.9)%      9.7%
                    England       -          .2        7.6
                    Holland       -        11.7         -
                    Germany       -        11.8        5.9
                    Greece       0.5         -          -
                               -------     ------     ------
                                 0.0%      15.8%      23.2%
                               =======     ======     ======

Foreign Service and Repair Fees
-------------------------------
The Company's areas of service and repair are principally in the United States. The Company had foreign revenues of service and repair of medical equipment amounting to 7.8%, 6.8% and 8.2% of consolidated net service and repair fees for the years ended June 30, 2008, 2007 and 2006, respectively. The foreign service and repair fees, as a percentage of total service and repair fees, were provided principally to the following countries:

                                For the Years Ended June 30,
                               -----------------------------
                                 2008       2007       2006
                               -------     ------     ------
                  Korea            -%         .1%        .9%
                  Spain           1.6        1.7        2.0
                  Puerto Rico     1.3        1.1        1.1
                  Saudi Arabia     -        ( .1)        .9
                  Poland           -          .4         .9
                  Switzerland     1.0        1.1         .7
                  Germany         1.0         .3         .2
                  England         1.2         .9         .2
                  Holland          .7         .2         -
                  Scotland        1.0        1.1        1.3
                               -------     ------     ------
                                  7.8%       6.8%       8.2%
                               =======     ======     ======


The Company does not have any material assets outside of the United States.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                     (000's omitted, except per share data)

                                     For the Quarters Ended
                     ------------------------------------------------
                     September 30,  December 31,  March 31,  June 30,
                         2007           2007        2008       2008     Total
                     -------------  ------------  ---------  --------  --------
Total Revenues
  - Net                $  8,669       $ 10,680    $  8,071   $ 8,149   $35,569
Total Costs and
  Expenses               12,775         14,556      10,792    14,373    52,496

Net Loss                 (  209)        (3,838)     (2,695)   (6,766)  (13,508)

Basic and Diluted
  Net Loss Per Share     $(0.04)        $(0.78)     $(0.55)   $(1.38)   $(2.76)



                     (000's omitted, except per share data)

                                     For the Quarters Ended
                     ------------------------------------------------
                     September 30,  December 31,  March 31,  June 30,
                         2007           2007        2008       2008     Total
                     -------------  ------------  ---------  --------  --------
Total Revenues
  - Net                $  7,783       $  7,672    $  8,782   $ 8,975   $33,212
Total Costs and
  Expenses               13,874         13,071      14,097    17,623    58,665

Net Loss                 (6,105)        (5,470)     (5,401)   (8,563)  (25,539)

Basic and Diluted
  Net Loss Per Share      (1.29)        $(1.13)     $(1.11)   $(1.76)   $(5.29)

Loss per share from operations for each quarter was computed independently using the weighted-average number of shares outstanding during the quarter. However, loss per share for the year was computed using the weighted-average number of shares outstanding during the year. As a result, the sum of the loss per share for the four quarters may not equal the full year loss per share.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008


NOTE 22 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following represents a summary of allowance for doubtful accounts for the years ended June 30, 2008, 2007 and 2006, respectively:

                                 Balance                              Balance
Description                  June 30, 2007   Additions  Deductions June 30, 2008
-----------                  ------------- ------------ ---------- -------------
Receivables from equipment
  sales and service contracts  $1,306,209   (1)$ 169,820  $  75,001  $ 1,401,028
Receivables from equipment
  sales and service contracts
  - related parties               646,621           -        27,441      619,180
Management fee
  receivable                    2,110,306   (1)1,848,427               3,958,733
Management fee receivable from
  related medical practices     2,093,180   (1)  320,303       -       2,413,483
Medical receivables               190,000   (1)  579,000       -         769,000
Advance and notes to related
  parties                         364,791           -       100,000      264,791
Notes receivable                    -       (1)   65,000       -          65,000


                                 Balance                              Balance
Description                  June 30, 2006   Additions  Deductions June 30, 2007
-----------                  ------------- ------------ ---------- -------------
Receivables from equipment
  sales and service contracts  $  644,087   (1)$ 662,122  $    -      $1,306,209
Receivables from equipment
  sales and service contracts
  - related parties               646,621           -          -         646,621
Management fee receivable from
  related medical practices     3,053,486   (1)1,150,000       -       4,203,486
Medical receivables                  -      (1)  190,000       -         190,000
Advance and notes to related
  parties                         364,791           -          -         364,791


                                 Balance                              Balance
Description                  June 30, 2005   Additions  Deductions June 30, 2006
-----------                  ------------- ------------ ---------- -------------
Receivables from equipment
  sales and service contracts  $  498,452   (1)$ 145,635  $    -     $   644,087
Receivables from equipment
  sales and service contracts
  - related parties               646,621           -          -         646,621
Management fee receivable from
  Related medical practices     2,017,163   (1)1,327,000    290,677    3,053,486
Advance and notes to related
  Parties                         364,791           -          -         364,791

(1)  Included in provision for bad debts.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

NOTE 23 - SALE OF PHYSICAL MEDICINE MANAGEMENT BUSINESS

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

The purchase price under the Asset Purchase Agreement was $6,600,000, payable pursuant to a promissory note (the "Note") in 120 monthly installments commencing on August 28, 2005. The first twelve installments are interest only and the remaining 108 payments will consist of equal installments of principal and interest in the amount of $76,014 each. The Note is secured by a first lien on all of the assets of Health Plus, including its accounts receivable. The Note is subject to prepayment provisions to the extent Health Plus resells all or part of the assets and business or utilizes the assets sold as collateral in any debt financing. The note provides for interest at 5% per annum. The fair value assigned to the note was $6,078,068 reflecting a discount of $521,932 for the below market interest rate. The Company recorded a loss of $143,598 on this transaction during the year ended June 30, 2006. The note was modified in August 2008 (see Note 25).

NOTE 24 - SALE OF INVESTMENT AND CONSOLIDATED SUBSIDIARY

Sale of Investment
------------------

On July 31, 2007, the Company sold its 20% equity interest in an unconsolidated entity (management company for a diagnostic center) to an unrelated third party. The selling price was $629,195. The Company realized a gain on the sale of the equity interest of $571,161.

The gain was calculated as follows:

      Selling Price:                             $ 629,195
            Less: Closing costs                   ( 58,034)
                                                 ----------
      Selling Price - Net                          571,161
      Basis                                              0
                                                 ----------
      Gain on sale of investment                 $ 571,161
                                                 ==========

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2008


NOTE 24 - SALE OF INVESTMENT AND CONSOLIDATED SUBSIDIARY (Continued)

Sale of Consolidated Subsidiary
-------------------------------

On July 31, 2007, the Company sold its 50% interest (to an unrelated third party) in an entity which provided management services to a diagnostic center in Orlando, FL. The Company continues to manage other diagnostic centers in the Florida region.

The unrelated third party purchased all assets and assumed all liabilities of the diagnostic center which included cash, the management fee receivable, furniture and fixtures and other miscellaneous assets. The purchase price under the for the 50% interest was $4,499,768 and after closing costs the amount received was $4,256,372.

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
                                                        ===========

NOTE 25 - SUBSEQUENT EVENTS

On July 25, 2008, the Company entered into a settlement agreement with regards to property the Company leased and has vacated at 405 Smith Street, Farmingdale, New York. The Company has agreed to pay $270,740 plus interest at 7.5% per annum in 36 monthly installments.

On August 8, 2008, the Company signed a modification agreement with regards to the Asset Purchase Agreement with Health Plus (see Note 23). Under the modification agreement Health Plus made a $2,000,000 principal payment on the promissory note in exchange for a discount on the original note of $1,000,000.

The original promissory note ("Note") was modified to $2,378,130 payable in 60 consecutive months in equal installments of principal and interest of $47,090. The Note is secured by a first lien on all of the assets of Health Plus, including its accounts receivable and is subject to prepayment provisions to the extent Health Plus resells all or part of the assets and business or utilizes the assets sold as collateral in any debt financing. The note provides for interest at 7% per annum. The Company recorded a change to earnings representing the net discount on this note of $658,351 on this transaction during the quarter ended June 30, 2008.

On September 30, 2008, the Company sold to a related party its 92.3% interest (to a related party) in an entity which provided management services to a scanning center in Bensonhurst, NY. The Company continues to manage other diagnostic centers in the New York region.

The buyer purchased all assets and assumed all liabilities of the scanning center which included cash, the management fee receivable, furniture and fixtures and other miscellaneous assets. The purchase price for the 92.3% interest was $2,307,500 all of which was paid in cash at the time of the closing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with our independent registered public accounting firm or other matters requiring disclosure under Regulation S-K, Item 304(b).

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Our principal executive and financial officers have concluded that our disclosure controls and procedures over financial reporting were effective as of June 30, 2008. Management's assessment is that our internal control over financial reporting for the year ended June 30, 2008 is effective. There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

The officers and directors of the Company are set forth below:

      Raymond V. Damadian, M.D.       72         President, Treasurer,
                                                 Chairman of the Board
                                                 and a Director

      Claudette J.V. Chan             70         Director and Secretary

      Robert J. Janoff                81         Director

      Charles N. O'Data               72         Director

      Robert Djerejian                77         Director


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

Claudette J.V. Chan has been a Director of Fonar since October 1987 and Secretary of Fonar since January 2008. Mrs. Chan was employed from 1992 through 1997 by Raymond V. Damadian, M.D. MR Scanning Centers Management Company and since 1997 by HMCA, as "site inspector," in which capacity she is responsible for supervising and implementing standard procedures and policies for MRI scanning centers. From 1989 to 1994 Mrs. Chan was employed by St. Matthew's and St. Timothy's Neighborhood Center, Inc., as the director of volunteers in the "Meals on Wheels" program, a program which cares for the elderly. In approximately 1983, Mrs. Chan formed the Claudette Penot Collection, a retail mail-order business specializing in women's apparel and gifts, of which she was the President until she stopped operating the business in approximately 1989. Mrs. Chan practiced and taught in the field of nursing until 1973, when her son was born. She received a bachelor of science degree in nursing from Cornell University in 1960. Mrs. Chan is the sister of Raymond V. Damadian.

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

Robert Djerejian has been a Director for Fonar since June 2002. Since 1996 he has served as a senior consultant for Haines, Lundberg & Waehler International (HLW International), an architectural, engineering, planning interior design firm, which among other hi-tech specialties designs hospitals and laboratories. Prior to that time he was the Senior Managing Partner of HLW International for a period of 22 years where he received numerous design awards including the National Honor Award from the Endowment for the Arts and The Design Excellence Award from the NY Society of the American Institute of Architects. During his management of the firm he brought the firm to international prominence with offices in London, Shanghai and Saudi Arabia. He currently consults to private clientele in design management in planning, design and construction services. Mr. Djerejian is an Emeritus member of the Board of Trustees of Pratt Institute since 1992, where he chaired the Nominations Committee and was the Vice Chairman of the Executive Committee. He served as a Board Member coordinating the joint venture of Corcoran College of Art & Design in Washington DC with Pratt Institute as one of the founding directors forming the Delaware College of Art and Design. He is a member of the American institute of Architects and the NY Society of Architects. Mr. Djerejian is a graduate of Pratt Institute School of Architecture, where he received his B.A. in Architecture in 1955.

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

There is set forth in the following Summary Compensation Table the compensation provided by us during fiscal 2008 to our Chief Executive Officer, who also serves as our acting Principal Financial Officer. There is set forth in the following Outstanding Equity Awards Table and Director Compensation Table the required information.

The Company paid premiums for life insurance on its Chief Executive Officer. The insurance policies are owned by a life insurance trust. The cash surrender value of the life insurance policies in the approximate amount of $1.2 million was contributed to capital during the first fiscal quarter of fiscal 2007 pursuant to a split dollar agreement.

I.  SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------
Name and                                              All
All Other                                            Other        Total
Principal                                           Compen-       Compen-
Total                       Salary        Bonus      sation        sation
Position        Year          ($)          ($)         ($)           ($)
    (a)          (b)          (c)          (d)         (i)           (j)
----------      ----      ----------      -----      -------      ----------
Raymond V.      2008      $90,087.83        -           -         $90,087.83
Damadian,       2007      $90,162.36        -           -         $90,162.36
President       2006      $93,059.68        -           -         $93,059.68
and CEO
--------------------------------------------------------------------------------

II. OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name           Number of       Option       Option
               Securities      Exercise     Expiration
               Underlying      Price        Date
               Unexercised     ($)
               Options
               (#)
               Exercisable
                   (a)            (b)           (c)
----------     -----------     --------     -----------
Raymond V.
Damadian,
CEO/CFO              463        28.125        12/26/10
--------------------------------------------------------------------------------

III. DIRECTOR COMPENSATION


Name                         Fees Earned or              Total
                            Paid in Cash ($)              ($)
        (a)                       (b)                     (c)
-------------------         ----------------         -----------
Raymond V. Damadian                     0                      0

Claudette J.V. Chan           $ 20,160.00            $ 20,160.00

Robert J. Janoff              $ 20,000.24            $ 20,000.24

Charles N. O'Data             $ 20,000.24            $ 20,000.24

Robert Djerejian              $ 19,999.98            $ 19,999.98

EMPLOYEE COMPENSATION PLANS

Equity Compensation Plan Information as of June 30, 2008

                    (a)                  (b)              (c)
Plan                Number of            weighted-        Number of securities
category            securities           average          remaining available
                    to be issued         exercise         for future issuance
                    upon exercise        price of         under equity
                    of outstanding       outstanding      compensation plans
                    options,             options,         (excluding securities
                    warrants             warrants         reflected in
                    and rights           and rights       column (a)
--------------      ---------------      -----------      ---------------------
Equity
compensation
plans approved
by security
holders                  97,400            $ 30.66             $ 130,943

Equity
compensation
plans not
approved by
security
holders                    -                  N/A                   -
                    ===============      ===========      =====================
Total                    97,400            $ 30.66             $ 130,943

Fonar's 1993 Incentive Stock Option Plan, adopted on March 26, 1993, terminated on March 25, 2003. During the year ended June 30, 2008, 2,360 options expired, therefore, there are no options that were issued under the FONAR 1993 plan that remain outstanding.

Fonar's 1997 Nonstatutory Stock Option Plan, adopted on May 9, 1997 terminated on May 8, 2007. Of the options granted under this plan, 78,166 remain outstanding.

Fonar's 2002 Incentive Stock Option Plan, adopted on July 1, 2002, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 2002 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 100,000 shares of Common Stock of Fonar. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The 2002 Stock Option Plan will terminate on June 30, 2012. As of June 30, 2008, options to purchase 50,943 shares of Common Stock of Fonar were available for future grant under the plan. Of the options granted under this plan 19,234 remain outstanding.

Fonar's 2005 Incentive Stock Option Plan, adopted on February 15, 2005, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue code of 1954, as amended. The Plan permits the issuance of stock options covering an aggregate of 80,000 shares of common stock of Fonar. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are non-transferable, are exercisable for a period not exceeding ten years, and expire upon the voluntary termination of employment. The Plan will terminate on February 14, 2015. As of June 30, 2008, 80,000 shares of common stock of Fonar were available for future grant under this plan.

Fonar adopted its 2007 Stock Bonus Plan, on August 7, 2007. This Plan permits Fonar to issue an aggregate of 100,000 shares of common stock of Fonar as bonus or compensation. As of September 24, 2008, 69,932 shares were available for issuance.

HMCA's 1997 Incentive Stock Option Plan, adopted on March 10, 1997, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 1997 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 2,000,000 shares of Common Stock of HMCA. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The exercisability of the options granted to date is contingent upon the successful completion by HMCA of a public offering of its securities or the recognition by HMCA of at least $10 million in revenues for at least two consecutive fiscal quarters. The 1997 Stock Option Plan terminated on March 9, 2007.

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number and percentage of shares of Fonar's securities held by each director, by each person known by us to own in excess of five percent of Fonar's voting securities and by all officers and directors as a group as of September 15, 2008.

Name and Address of                      Shares            Percent
Beneficial Owner (1)                Beneficially Owned     of Class
-------------------------------     ------------------     --------
Raymond V. Damadian, M.D.
c/o Fonar Corporation
Melville, New York
 Director, President, Treasurer
 CEO, 5% + Stockholder
    Common Stock                         120,302             2.46%
    Class C Stock                        382,447            99.98%
    Class A Preferred                     19,093             6.09%

Claudette Chan
Director and Secretary
    Common Stock                             106              *
    Class A Preferred                         32              *

Robert J. Janoff
Director
    Common Stock                           3,600              *
    Class A Preferred                         80              *

Charles N. O'Data
Director
    Common Stock                              28              *

Robert Djerejian
Director
    Common Stock                                0             *

All Officers and Directors
as a Group (5 persons)
    Common Stock                          124,036            2.54%
    Class C Stock                         382,447           99.98%
    Class A Preferred                      19,205            6.13%
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

AGREEMENTS WITH HMCA

Effective July 1, 1997, new management agreements were entered into by the Centers and HMCA. Since that time certain of the original Centers have been closed and new Centers opened. Each new Center also entered into a management agreement with HMCA.

Pursuant to the management agreements, HMCA is providing comprehensive management and administrative services and office facilities, including billing and collection of accounts, payroll and accounts payable processing, supplies and utilities to the Centers. Under the management agreements, HMCA provides service through Fonar for the scanners at the Centers. In total, 11 MRI Centers have management agreements with HMCA. Dr. Damadian was the sole stockholder, director and president of each of the Centers.

The fees to HMCA under the management agreements with the MRI Centers were based on the number of procedures performed.

At the end of fiscal 2007, Dr. Damadian sold all of his stock in the MRI Centers located in New York State. The new owner is one of the radiologists who has been reading and interpreting scans performed at those facilities. In connection with the sale, HMCA entered into new management agreements with the MRI Centers under which HMCA performs essentially the same services for the MRI Centers as prior to the sale. The fees charged, however, are flat fees charged on a monthly basis.

Dr. Damadian remains the owner of three MRI Centers in Florida and one in Georgia. The fees payable to HMCA for its services to these MRI Centers remain based on the number of procedures performed, ranging between $300 and $400 per procedure.

During the fiscal years ended June 30, 2008 and June 30, 2007 the net revenues received by HMCA from the MRI Centers owned by Dr. Damadian were approximately $3.7 million and $11.9 million respectively.

OTHER TRANSACTIONS

Robert Janoff, a director of the Company, was a limited partner in a partnership in which we had a 92% partnership interest. The partnership manages an MRI scanning center in Bensonhurst, Brooklyn, New York and was party to a service contract at an annual rate of $110,000 on its scanner for the period of July 1, 2007 through June 30, 2008. We sold our interest in the partnership at the end of September, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Marcum & Kliegman LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2008 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2008 were $574,674. An audit of internal controls was not required this year.

The aggregate fees billed by Marcum & Kliegman LLP for the audit of our annual financial statements for the fiscal year ended June 30, 2007 and our internal controls, and the reviews of the financial information included in our Forms 10-Q for the fiscal year ended June 30, 2007 were $679,052.

Audit Related Fees

No fees were billed by Marcum & Kliegman LLP for the fiscal years ended June 30, 2008 or June 30, 2007 for services related to the audit or review of our financial statements that are not included under the caption "Audit Fees".

No fees were billed by Marcum & Kliegman LLP for the fiscal years ended June 30, 2008 or June 30, 2007 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information.

Tax Fees

The aggregate fees billed by Marcum & Kliegman LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2008 were $115,668.

The aggregate fees billed by Marcum & Kliegman LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2007 were $153,337.

All Other Fees

The aggregate fees billed by Marcum & Kliegman LLP for all other services rendered by them during the fiscal years ended June 30, 2008 and June 30, 2007 were $6,125 and $49,878, respectively, which included services in connection with the registration of securities, employee benefit plan audits and reviews and procedures that we requested Marcum & Kliegman to undertake to provide assurances on matters not required by laws or regulations.

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

Our audit committee believes that the provision by Marcum & Kliegman LLP of services in addition to audit services in fiscal 2008 and 2007 were compatible with maintaining their independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a) FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements are included in Part II, Item 8.

     Report of Independent Registered Public Accounting Firm

     Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

     Consolidated Balance Sheets as at June 30, 2008 and 2007.

     Consolidated Statements of Operations for the Three Years Ended June 30, 2008, 2007 and 2006.

     Consolidated Statements of Stockholders' Equity for the Three Years Ended June 30, 2008, 2007 and 2006.

     Consolidated Statements of Cash Flows for the Three Years Ended June 30, 2008, 2007 and 2006.

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

     10.35 Partnership Interest Purchase Agreement dated September 29, 2008 by and between Diagnostic Management, LLC and Raymond V. Damadian, M.D. MR Scanning Centers Management Company. See Exhibits.

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

Dated:  October 6, 2008

                               By: /s/ Raymond Damadian
                               Raymond V. Damadian, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                 Title                  Date

/s/ Raymond Damadian     Chairman of the        October 6, 2008
Raymond V. Damadian      Board of Directors,
                         President, Director
                         Principal Executive
                         Officer and Acting
                         Principal Financial
                         Officer)

/s/ Claudette J.V. Chan  Director and           October 6, 2008
Claudette J.V. Chan      Secretary


/s/ Robert J. Janoff     Director               October 6, 2008
Robert J. Janoff

/s/ Charles N. O'Data    Director               October 6, 2008
Charles N. O'Data

/s/ Robert Djerejian     Director               October 6, 2008
Robert Djerejian