Form 10-Q
period 2008-09-30
FONAR CORP
filed 2008-11-14
CIK 355019

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended     SEPTEMBER 30, 2008
                                            ----------------------------

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

       Registrant's telephone number, including area code: (631) 694-2929
                                                          -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ___ Accelerated filer___ Non-accelerated filer ___ Smaller reporting company _X_

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act). Yes ___    No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class                                         Outstanding at October 31, 2008
-----------------------------------------     -------------------------------
Common Stock, par value $.0001                          4,904,275
Class B Common Stock, par value $.0001                        158
Class C Common Stock, par value $.0001                    382,513
Class A Preferred Stock, par value $.0001                 313,451

FONAR CORPORATION AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION                                         PAGE

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - September 30, 2008
     (Unaudited) and June 30, 2008

   Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2008 and
     September 30, 2007 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Loss for the Three Months Ended
     September 30, 2008 and September 30, 2007 (Unaudited)

   Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2008 and
     September 30, 2007 (Unaudited)


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

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                                 September 30,   June 30,
                                                           2008         2008
                                                        (UNAUDITED)
Current Assets:                                         -----------  -----------
  Cash and cash equivalents                              $   4,391    $   1,326

  Marketable securities                                         24        1,068

  Accounts receivable - net                                  4,331        4,689

  Accounts receivable - related parties -net                   845          469

  Medical receivables - net                                  1,111        1,228

  Management fee receivable - net                            3,893        5,040

  Management fee receivable - related
    medical practices - net                                  1,348        1,372

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                         -            6

  Inventories                                                3,202        3,256

  Current portion of advances and notes to related
    medical practices                                          188          214

  Current portion of notes receivable less discount
    for below market interest                                  490        2,508

  Prepaid expenses and other current assets                    755          811
                                                        -----------  -----------
        Total Current Assets                                20,578       21,987
                                                        -----------  -----------

Property and equipment - net                                 3,667        3,933

Advances and notes to related medical practices - net          222          263

Notes receivable less discount for below market interest     2,171        2,297

Other intangible assets - net                                4,849        4,810

Other assets                                                 1,912        1,936
                                                        -----------  -----------
        Total Assets                                     $  33,399    $  35,226
                                                        ===========  ===========


See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

                                                       September 30,   June 30,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   2008         2008
                                                        (UNAUDITED)
Current Liabilities:                                    -----------  -----------
  Current portion of long-term debt and
    capital leases                                       $     212    $    373
  Accounts payable                                           4,238       4,020
  Other current liabilities                                  8,038       8,316
  Unearned revenue on service contracts                      4,019       4,732
  Unearned revenue on service
    contracts - related parties                                725         462
  Customer advances                                         11,784      12,804
  Customer advance - related party                           1,472       1,472
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                        6,118       5,773
                                                        -----------  -----------
      Total Current Liabilities                             36,606       37,952

Long-Term Liabilities:
  Due to related medical practices                              93           98
  Long-term debt and capital leases,
   less current portion                                        813          757
  Other liabilities                                            461          497
                                                        -----------  -----------
      Total Long-Term Liabilities                            1,367        1,352
                                                        -----------  -----------
      Total Liabilities                                     37,973       39,304
                                                        -----------  -----------
Minority interest                                              64          167
                                                        -----------  -----------

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED, except share data)

                                                       September 30,   June 30,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   2008         2008
     (continued)                                        (UNAUDITED)
                                                        -----------  -----------
STOCKHOLDERS' DEFICIENCY:

Class A non-voting preferred stock $.0001 par value;
1,600,000 authorized, 313,451 issued and outstanding
at September 30, 2008 and June 30, 2008                       -          -

Common Stock $.0001 par value; 30,000,000 shares
authorized at September 30, 2008 and June 30, 2008,
4,915,918 issued at September 30, 2008 and June 30, 2008
4,904,275 outstanding at September 30, 2008
and June 30, 2008                                                1            1

Class B Common Stock $.0001 par value; 800,000
shares authorized, (10 votes per share), 158 issued
and outstanding at September 30, 2008 and June 30, 2008       -            -

Class C Common Stock $.0001 par value; 2,000,000 shares
authorized, (25 votes per share), 382,513 issued
and outstanding at September 30, 2008 and June 30, 2008       -            -

Paid-in capital in excess of par value                     172,276      172,276
Accumulated other comprehensive loss                      (     17)    (     73)
Accumulated deficit                                       (175,830)    (175,380)
Notes receivable from employee stockholders               (    393)    (    394)
Treasury stock, at cost - 11,643 shares of common stock
  at September 30, 2008 and June 30, 2008                 (    675)    (    675)
                                                        -----------  -----------
      Total Stockholders' Deficiency                      (  4,638)    (  4,245)
                                                        -----------  -----------
      Total Liabilities and Stockholders' Deficiency     $  33,399    $  35,226
                                                        ===========  ===========

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                      FOR THE THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        ------------------------
                                                            2008         2007
REVENUES                                                -----------  -----------
  Product sales - net                                    $   1,413      $ 2,589
  Service and repair fees - net                              2,331        2,465
  Service and repair fees - related parties - net              269          254
  Management and other fees - net                            2,047        1,885
  Management and other fees - related medical
    practices - net                                            724        1,476
                                                        -----------  -----------
     Total Revenues - Net                                    6,784        8,669
                                                        -----------  -----------
COSTS AND EXPENSES
  Costs related to product sales                             1,442        2,811
  Costs related to service and repair fees                     925        1,190
  Costs related to service and repair
     fees - related parties                                    107          123
  Costs related to management and other fees                 1,203        1,089
  Costs related to management and other
    fees - related medical practices                           656          947
  Research and development                                     880        1,163
  Selling, general and administrative                        3,265        5,287
  Provision for bad debts                                      154          165
                                                        -----------  -----------
     Total Costs and Expenses                                8,632       12,775
                                                        -----------  -----------
Loss From Operations                                       ( 1,848)     ( 4,106)

Interest Expense                                           (    79)     (   102)
Investment Income                                               33          180
Interest Income - Related Parties                                6            9
Other Income                                                     1            6
Minority Interest in Income of Partnerships                (    11)     (   162)
Gain on Sale of Investment                                       -          571
Gain on Sale of Consolidated Subsidiary                      1,448        3,395
                                                        -----------  -----------
NET LOSS                                                 $ (   450)    $(   209)
                                                        ===========  ===========

Basic and Diluted Loss Per Common Share                      $(.09)      $(0.04)
                                                        ===========  ===========
Weighted Average Number of Common
  Shares Outstanding                                     4,904,275    4,884,207
                                                        ===========  ===========

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)
(000'S OMITTED)

                                                      FOR THE THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        ------------------------
                                                            2008        2007
                                                        -----------  -----------
Net loss                                                 $  (  450)   $  (  209)

Other comprehensive income (loss) net of tax:
    Unrealized gains (losses) on securities,
      net of tax                                                55        (   2)
                                                        -----------  -----------
Total comprehensive loss                                $   (  395)   $  (  211)
                                                        ===========  ===========

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)

                                                      FOR THE THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                        ------------------------
                                                            2008        2007
                                                        -----------  -----------
Cash Flows from Operating Activities
 Net loss                                                $  (  450)    $ (  209)
 Adjustments to reconcile net loss to
  net used in operating activities:
    Minority interest in income of partnerships                 11          162
    Depreciation and amortization                              435          558
    Gain on sale of consolidated subsidiary                 (1,448)      (3,395)
    Gain on sale of investment                                -          (  571)
    Provision for bad debts                                    154          165
    Stock issued for costs and expenses                       -             135
    (Increase) decrease in operating assets, net:
       Accounts, management fee and medical receivable(s)      198       (1,363)
       Notes receivable                                        144          130
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                       6       (   31)
       Inventories                                              54       (  310)
       Prepaid expenses and other current assets                56       (  255)
       Other assets                                          (   9)      (   20)
       Advances and notes to related medical practices          68           19
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                        234       (  625)
       Other current liabilities                             ( 728)      (  373)
       Customer advances                                   ( 1,020)       1,080
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                     345        1,425
       Other liabilities                                   (    36)      (   20)
       Due to related medical practices                    (     5)        -
                                                        -----------  -----------
Net used in operating activities                           ( 1,991)     ( 3,498)
                                                        -----------  -----------

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)

                                                      FOR THE THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                        ------------------------
                                                            2008         2007
                                                        -----------  -----------
Cash Flows from Investing Activities:
  Sales of marketable securities                             1,099          50
  Purchases of marketable securities                          -         (   765)
  Purchases of property and equipment                      (     1)     (    51)
  Costs of capitalized software development                (   149)     (   187)
  Cost of patents                                          (    60)     (    88)
  Proceeds from note receivable                              2,000         -
  Proceeds from sale of investment                            -             571
  Proceeds from sale of consolidated subsidiary              2,293        4,142
                                                        -----------  -----------
Net cash provided by investing activities                 5,182      3,672
                                                        -----------  -----------

Cash Flows from Financing Activities:
  Distributions to holders of minority interest            (    23)     (    95)
  Repayment of borrowings and capital
    lease obligations                                      (   104)     (    56)
  Repayment of notes receivable from employee
     stockholders                                                1            2
                                                        -----------  -----------
Net cash used in financing activities                   (   126)   (   149)
                                                        -----------  -----------

Net Increase in Cash and Cash Equivalents                    3,065           25

Cash and Cash Equivalents - Beginning of Period              1,326        1,470
                                                        -----------  -----------
Cash and Cash Equivalents - End of Period                $   4,391    $   1,495
                                                        ===========  ===========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on October 7, 2008 for the fiscal year ended June 30, 2008.

Liquidity and Capital Resources
-------------------------------

In September 2008, the Company sold its 92.3% interest (to a related party) in an entity that provided management services to a scanning center in Bensonhurst, New York and received net cash proceeds of approximately $2.3 million.

In August 2008, the Company signed a modification agreement with regards to the asset purchase agreement with Health Plus. The Company received a $2,000,000 payment on the note issued by Health Plus.

At September 30, 2008, the Company had a working capital deficit of approximately $16.0 million and a stockholders' deficiency of approximately $4.6 million. For the three months ended September 30, 2008, the Company incurred a net loss of approximately $450,000, which included non-cash charges of approximately $589,000. The Company has funded its cash flow deficit for the three months ended September 30, 2008 through cash provided by the sale of marketable securities and other assets. In addition, during June 2008, the Company implemented a restructuring program, including a reduction of its workforce, across the board salary reductions, elimination of manufacturing facilities and restructuring of its diagnostic imaging management service business. Management estimates that the annualized savings related to these cost-cutting measures approximates $5,000,000.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES (Continued)

Liquidity and Capital Resources (Continued)
-------------------------------------------

Although sales levels remained weak in fiscal 2008, the Company continues to focus its efforts on increased advertising and marketing campaigns, and distribution programs to strengthen the demand for its products and services. Management anticipates that its capital resources will improve if Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales. If the Company is not successful with its marketing efforts to increase sales and weak demand continues, the Company will experience a shortfall in cash and it will be necessary to further reduce operating expenses or obtain funds through equity or debt financing in sufficient amounts to avoid the need to curtail operations subsequent to September 30, 2009. Current economic credit conditions have contributed to a slowing business environment. Given such liquidity and credit constraints in the markets, the business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available, whether the terms or conditions would be acceptable to the Company. In such case, the further reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships
(collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings (Loss) Per Share

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with EITF 03-6, "Participating Securities and the Two-Class method under FASB Statement No. 128" ("EITF 03-6"), the Company's participating convertible securities, which include Class B common stock and Class C common stock, are not included in the computation of basic EPS for the three months ended September 30, 2008 and 2007, because the participating securities do not have a contractual obligation to share in the losses of the Company.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of certain options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation was approximately 267,000 and 279,000 because they were antidilutive as a result of net losses for the three month periods ended September 30, 2008 and 2007, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements
--------------------------------

In September 2006, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," ("SFAS 157"). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123 (revised 2004), "Share-Based Payment", and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. The Company adopted SFAS 157 on July 1, 2008, as required for its financial assets and financial liabilities. However, the FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of SFAS 157 for the Company's financial assets and financial liabilities did not have a material impact on its condensed consolidated financial statements. The Company is evaluating the effect the implementation of SFAS 157 for its nonfinancial assets and nonfinancial liabilities will have on the Company's condensed consolidated financial statements.

Effective   January  1,  2007,  the  Company  adopted  the  provisions  of  FASB
Interpretation No. 48, "Accounting of Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a corporate tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48. In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest expense, net". Penalties if incurred would be recognized as a component of "General and administrative" expenses. The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2004. The adoption of the provisions of FIN 48 did not have a material impact on the Company's consolidated financial position and results of operations. As of September 30, 2008, no liability for unrecognized tax benefits was required to be recorded. The Company recognized a deferred tax asset of approximately $76 million as of September 30, 2008, primarily related to net operating loss carryforwards of approximately $167 million, available to offset future taxable income through 2028.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

On February 15, 2007, the FASB issued SFAS No. 159, entitled ``The Fair Value Option for Financial Assets and Financial Liabilities,'' ("SFAS 159"). The guidance in SFAS 159 ``allows'' reporting entities to ``choose'' to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133, as amended, entitled ``Accounting for Derivative Instruments and Hedging Activities.'' The provisions of SFAS No. 159 are applicable to all reporting entities and are effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. The Company adopted SFAS 159 effective July 1, 2008. Upon adoption, the Company did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on the Company's condensed consolidated financial statements.

In March 2007, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on EITF Issue No. 06-10. "Accounting for Collateral Assignment Split Dollar Life Insurance". This EITF indicates that an employer should recognize a liability for postretirement benefits related to collateral assignment split-dollar life insurance arrangements. In addition, the EITF provides guidance for the recognition of an asset related to a collateral assignment split-dollar life insurance arrangement. The EITF is effective for fiscal years beginning after December 15, 2007. The Company will adopt the EITF as required and management does not expect it to have any impact on the Company's results of operations, financial condition and liquidity.

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

                      FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No 133" ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged item affect an entity's financial position, financial performance and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe that the implementation of SFAS No. 161 will have any impact on the Company's consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement in not expected to have a material effect on the Company's consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset in a Market That Is Not Active" ("FSP
157-3"), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management's internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately and did not have a material impact on the Company's condensed consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year
presentation.   The  reclassifcations  did  not  have  any  effect  on  reported consolidated net losses for any periods presented.


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE

Medical Receivables

The Company was assigned medical receivables valued at $11,775,000, in connection with the satisfaction of the management fees and termination fees related to a Termination and Replacement Agreement dated May 23, 2005. The balance of the net medical receivables as of September 30, 2008 was $1,111,000. As of September 30, 2008 and June 30, 2008, the Company recorded an allowance for doubtful accounts of $789,500 and $769,000, respectively, on these receivables.

Accounts Receivable and Management Fee Receivable

Receivables, net is comprised of the following at September 30, 2008:
                                   (000's Omitted)
                                    Gross        Allowance for
                                    Receivable   doubtful accounts   Net
                                    ----------   -----------------   ----------
Receivables from equipment sales
and service contracts               $  5,663      $      1,332       $  4,331
                                    ==========   =================   ==========

Receivables from equipment sales
and service contracts - related
parties                              $  1,464      $        619       $    845
                                    ==========   =================   ==========

Management fee receivables           $  7,961      $      4,068       $ 3,893
                                    ==========   =================   ==========

Management fee receivables from
related medical practices ("PC's")   $  3,726      $      2,378       $ 1,348
                                    ==========   =================   ==========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE (CONTINUED)

Medical Receivables (Continued)

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

As of June 22, 2007, an unrelated third party purchased the stock of the professional corporations owning the eight New York sites managed by the Company, previously owned by Dr. Raymond V. Damadian, the President, Chairman of the Board and principal stockholder of Fonar. In connection with the sale, new management agreements were substituted for the existing management agreements, providing, however, for the same management services. The fees starting in fiscal 2008, however, are currently fixed monthly fees in amounts ranging from $45,000 to $125,000 per month. Dr. Damadian still owns the four MRI facilities in Georgia and Florida managed by the Company. No MRI facilities or other medical facilities are owned by the Company.

Collection by the Company of its management fee receivables may be impaired by the uncollectibility of the PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 49% and 40% of the PC's net revenues for both the three months ended September 30, 2008 and 2007, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related P.C.'s accounted for approximately 10.7% and 17.0% of the consolidated net revenues for the three months ended September 30, 2008 and 2007, respectively. Product sales and service repair fees from related parties amounted to approximately 4.0% and 2.9% of consolidated net revenues for the three months ended September 30, 2008 and 2007 respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE (CONTINUED)

Medical Receivables (Continued)

HMCA entered into a management agreement in September 2007 with Integrity Healthcare Management Inc ("Integrity"). Under the terms of the agreement, Integrity provided the billings and collections for HMCA's facilities as well as assist in the management of the facilities. Integrity was to receive as compensation an annual fee equal to one-half of the increase in the consolidated cash flow of HMCA and the facilities over the period from July 1, 2006 through June 30, 2007. The original term of the agreement was one year with an automatic year to year renewal, but may be terminated by either party without cause at the end of any year. During June 2008, HMCA terminated the agreement and no management fees were earned by Integrity. Integrity is a subsidiary of Health Diagnostics, LLC. The director of Health Diagnostics, LLC, Timothy Damadian, is a son of the President and Chief Executive Officer of Fonar, Dr. Raymond Damadian. Commencing with June 2008, however, the Company hired Health Diagnostics, LLC, the parent company of Integrity, to perform all billing and collection procedures on its behalf. The Company has agreed to pay 6% of all adjusted deposits for these services. Amounts charged to HMCA during the quarter ended September 30, 2008 under this agreement totaled $308,586.

Unaudited Financial Information of Unconsolidated Managed Medical Practices

Audited financial information related to the unconsolidated related and unrelated P.C.'s managed by the Company is not available. Substantially all of these medical practices' books and records are maintained on a cash basis, they depreciate their equipment on an accelerated tax basis and have a December 31 year end.

Summarized statement of operations data for the three months ended September 30, 2008 and 2007 related to the unconsolidated medical practices managed by the Company is as follows:

                     (000's omitted) (Income Tax-Cash Basis)

                    For the three months ended September 30,

                                                 2008      2007
                                               --------  --------
                Patient Revenue - Net           $4,181    $4,369
                                               ========  ========
                Income (Loss) from Operations   $   16    $( 327)
                                               ========  ========
                Net  Loss                       $(   7)   $( 472)
                                               ========  ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

                               (000's omitted)

                                              September 30,    June 30,
                                                   2008          2008
                                              -------------   ---------
      Purchased parts, components and supplies   $ 1,884       $ 1,847
      Work-in-process                              1,318         1,409
                                                 -------       -------
                                                 $ 3,202       $ 3,256
                                                 =======       =======


NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of September 30, 2008 is as follows:
                                (000's omitted)

              Costs incurred on uncompleted contracts     $ 3,677
              Estimated earnings                            1,483
                                                          --------
                                                            5,160
              Less: Billings to date                        11,278
                                                          --------
                                                          $(6,118)
                                                          ========

Included in the accompanying condensed consolidated balance sheet at September 30, 2008 under the following captions:

        Costs and estimated earnings in excess of
          billings on uncompleted contracts               $  -
        Less: Billings in excess of costs and
          estimated earnings on uncompleted contracts       6,118
                                                          --------
                                                          $(6,118)
                                                          ========

2)  Customer advances consist of the following as of September 30, 2008:

                                                        Related
                                              Total      Party      Other
                                             --------   --------   --------
      Total Advances                         $ 24,534   $  1,472   $ 23,062
      Less: Advances
             on contracts under construction   11,278       -        11,278
                                             --------   --------   --------
                                             $ 13,256   $  1,472   $ 11,784
                                             ========   ========   ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 6 - OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

                                 (000's omitted)

                                             September 30,      June 30,
                                                  2008          2008
                                             -------------     ----------
      Royalties                               $      623         $  623
      Accrued salaries, commissions
        and payroll taxes                          1,114            901
      Accrued interest                               829            876
      Litigation accruals                            193            193
      Sales tax payable                            2,577          2,544
      Legal and other professional fees              521            634
      Accounting fees                                262            503
      Insurance premiums                             389            410
      Penalty - Sales tax                            632            632
      Penalty  - 401k plan  (see Note 11)            250            250
      Other                                          648            750
                                             -------------     ----------
                                              $    8,038         $ 8,316
                                             =============     ==========


NOTE 7 - SALE OF CONSOLIDATED SUBSIDIARY AND INVESTMENT

Sale of Consolidated Subsidiary

On September 30, 2008, the Company sold its 92.3% interest (to a related party) in an entity that provided management services to a diagnostic center in Bensonhurst, NY. The Company continues to manage other diagnostic centers in the New York region.

The related third party purchased all assets and assumed all liabilities of the diagnostic center which included cash, the management fee receivable, furniture and fixtures and other miscellaneous assets. The purchase price for the 92.3% interest was $2,307,500 all of which was paid in cash at the time of closing.

The following is the calculation of the gain on sale of the 92.3% interest in a consolidated subsidiary:
                                 (000's omitted)

               Selling Price - Net cash paid:           $ 2,307
                          Assets and liabilities sold:
               Cash                                     $    14
               Management fee receivable - net              917
               Property and equipment - net                   1
               Other assets                                  34
               Accounts payable                           (  16)
               Minority interest                          (  91)
               Subtotal                                     859
               Gain on sale of consolidated subsidiary  $ 1,448
                                                        =======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 7 - SALE OF CONSOLIDATED SUBSIDIARY AND SALE OF INVESTMENT (CONTINUED)

Sale of Consolidated Subsidiary (Continued)

On July 31, 2007, the Company sold its 50% interest (to an unrelated third party) in an entity that provided management services to a diagnostic center in Orlando, FL. The Company continues to manage other diagnostic centers in the Florida region.

The unrelated third party purchased all assets and assumed all liabilities of the diagnostic center which included cash, the management fee receivable, furniture and fixtures and other miscellaneous assets. The purchase price for the 50% interest was $4,500,000 and after closing costs the amount received was $4,257,000.

The following is the calculation of the gain on sale of the 50% interest in a consolidated subsidiary:

                                 (000's omitted)
               Selling Price:                              $4,500
               Less: Closing costs                         (  243)
               Selling Price - Net cash paid:               4,257

               Assets sold:
                     Cash                                  $  114
                     Management fee receivable              1,166
                     Property and equipment - net              23
                     Other assets                              15
                     Minority interest                       (456)
               Subtotal                                       862
               Gain on sale of consolidated subsidiary     $3,395
                                                          ========

Sale of Investment

On July 31, 2007, the Company sold its 20% equity interest in an unconsolidated entity (management company for a diagnostic center) to an unrelated third party. The selling price was $629,195. The Company realized a gain on the sale of the equity interest of $571,161.

The gain was calculated as follows:

                                (000's omitted)
                     Selling Price:                   $ 629
                           Less: Closing costs         ( 58)
                     Selling Price - Net cash paid      571

                     Cost Basis                        -

                     Gain on sale of investment       $571
                                                     ======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 8 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of diagnostic imaging centers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company's 10-K as of June 30, 2008. All inter-segment sales are market-based. The Company evaluates performance based on income or loss from operations.

Summarized financial information concerning the Company's reportable segments is shown in the following table:
                                 (000's omitted)

                                                           Management
                                                           of
                                                           Diagnostic
                                               Medical     Imaging
                                               Equipment   Centers     Totals
                                               ----------  ----------  ---------
For the three months ended September 30, 2008:

Net revenues from external customers            $  4,013    $  2,771    $ 6,784
Inter-segment net revenues                      $    272    $   -       $   272
(Loss) Income from operations                   $ (1,860)   $     12    $(1,848)
Depreciation and amortization                   $    267    $    168    $   435
Capital expenditures                            $    210    $   -       $   210
Identifiable assets                             $ 18,245    $ 15,154    $33,399

For the three months ended September 30, 2007:

Net revenues from external customers            $  5,308    $  3,361    $ 8,669
Inter-segment net revenues                      $    235    $   -       $   235
(Loss) Income from operations                   $ (4,185)   $     79    $(4,106)
Depreciation and amortization                   $    330    $    228    $   558
Capital expenditures                            $    275    $     51    $   326
Identifiable assets - June 30, 2008             $ 19,203    $ 16,022    $35,226


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2008 and September 30, 2007, the Company paid $127,000 and $62,000 for interest, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


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

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of September 30, 2008, the Company has recorded tax obligations of approximately $1,940,000 plus interest and penalties of approximately $1,320,000. The Company is in the process of determining the regulatory requirements in order to become compliant.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008
                                   (UNAUDITED)


NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

NASDAQ Notice of Non-compliance
-------------------------------

On July 8, 2008, the Company received a letter from The NASDAQ Stock Market LLC indicating the Company was not in compliance with Marketplace Rules 4350(e) and 4350(g) due to the fact that it had not yet solicited proxies and held its annual meeting for the fiscal year ended June 30, 2007. As a result, the notice indicated that the Company's securities would be subject to delisting from The NASDAQ Capital Market unless the Company requested a hearing before a NASDAQ Listing Qualifications Panel. On July 15, 2008, the Company requested a hearing with the NASDAQ Listing Qualifications Panel. The request was granted. The hearing was held on August 28, 2008. At the hearing the Company's ability to comply with NASDAQ's stockholders' equity requirement was raised and discussed. Subsequent to the hearing and after the filing of the Form 10-K for fiscal 2008, which showed a stockholder's deficiency, NASDAQ requested additional information concerning the Company's plan to regain compliance with the stockholder's equity requirement. An additional submission was made in writing on November 3, 2008. Although no decision has yet been rendered, the Company has solicited proxies and is scheduled to hold a joint two-year annual meeting on November 17, 2008.

The Company's stockholder's deficiency was $4.2 million as of June 30, 2008 and $4.6 million as of September 30, 2008. The Company is in the process of seeking equity financing in an amount which would be at least sufficient to meet NASDAQ's stockholder's equity requirement. In the Company's submission responding to NASDAQ's request for additional information relating to the Company's plan to require compliance with NASDAQ's stockholders' equity requirement, the Company requested an exception through January 15, 2009 to evidence compliance with the minimum stockholders' equity requirement for continued listing on the NASDAQ Capital Market. No decision has yet been rendered.


NOTE 11 - NOTES RECEIVABLE

On August 8, 2008, the Company signed a modification agreement with regards to the Asset Purchase Agreement with Health Plus. Under the modification agreement Health Plus made a $2,000,000 principal payment on the promissory note in exchange for a discount on the original note of $1,000,000.

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

                       FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the three month period ended September 30, 2008, we reported a net loss of $450,000 on revenues of $6.8 million as compared to net loss of $209,000 on revenues of $8.7 million for the three month period ended September 30, 2007.

     Our revenues declined 22% from the first quarter of fiscal 2008 compared to the first quarter of fiscal 2009. The Company believes the reason for the reduction in revenues is in large measure the result of current economic circumstances where credit is difficult to obtain and customers may be concerned about the impact on their business of a possible recession.

     Notwithstanding a decrease in our revenues and an increase of our net loss, our operating loss for the three months ended September 30, 2008 improved as compared to the three months ended September 30, 2007 ($1.8 million for the first three months of fiscal 2009 as compared to $4.1 million for the first three months of fiscal 2008). The decrease in the operating loss was principally due to a decrease in selling, general and administrative expenses. In order to reduce our net losses and demands on our cash and other liquid reserves, we instituted an aggressive program of cost cutting at the end of fiscal 2008 and the beginning of fiscal 2009. Overall, there was a reduction of our selling, general and administrative costs of 38.2%, from $5.3 million in the first three months of fiscal 2008 to $3.3 million in the first three months of fiscal 2009, resulting directly from our aggressive program of cutting costs.

     In addition to the success of our cost cutting programs in improving our operating performance, we also realized a gain on a sale in September 2008 of our 92.3% interest in a consolidated entity. We received proceeds of approximately $2.3 million and recognized a gain of approximately $1.4 million, which also improved our liquidity. The entity was engaged in the business of managing a MRI facility. The principal reason our net loss for the first quarter of fiscal 2009 ($450,000) was more than the net loss for the first quarter of fiscal 2008 ($209,000), notwithstanding the improvement in our operations, was because of we recognized gains on the sale of an investment ($571,000) and the sale of a consolidated subsidiary ($3.4 million) in the first quarter of fiscal 2008, which exceeded the improvement in our operations ($2.3 million) and the gain on the sale of a consolidated subsidiary ($1.4 million) in the first quarter of fiscal 2009.

     We anticipate improvements in our operating results in part from reduced apprehension on the part of FONAR UPRIGHT(R), Multi-Position(TM) MRI ("FONAR UPRIGHT(R) MRI") customers regarding the anticipated negative impact of the Deficit Reduction Act (DRA) on scanner income and the magnitude of the impact. We believe from experience by FONAR UPRIGHT(R) MRI customers and MRI facilities managed by our subsidiary, Health Management Corporation of America ("HMCA"), that the DRA's revenue impact has been largely offset by the growth in demand for FONAR UPRIGHT(R) MRI scans.

     We also are monitoring the performance of our existing users in order to establish teams to assist underperforming customers improve their scan volume. In addition, we have held seminars to assist customers and the MRI Facilities managed by HMCA in their marketing efforts and are in the process of developing a web site to assist our customers in their marketing efforts.

     Importantly, we are beginning to penetrate the hospital market. The FONAR UPRIGHT(R) MRI scanner is the only scanner which enables weight-bearing scans of the spine, which is critical in making a correct diagnosis of spine diseases such as low back pain and therefore the key to performing the correct surgery of the spine.

     In order to reduce our net losses and demands on our cash and other liquid reserves, we instituted an aggressive program of cost cutting at the end of fiscal 2008 and beginning of fiscal 2009. These measures include consolidating HMCA's office space with Fonar's office space, reductions in the size of our workforce, compensation and benefits, as well as across the board reduction of expenses. These cost reductions are intended to enable us to withstand periods of low volumes of MRI scanner sales, such as we have experienced in fiscal 2007 and 2008, by keeping expenditures at levels which, if necessary, can be supported by service revenues and HMCA revenues.

Forward Looking Statements

     Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of Management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward- looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statement included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Results of Operations

     We operate in two industry segments: the manufacture and servicing of medical (MRI) equipment, our traditional business which is conducted directly by Fonar, and diagnostic facilities management services, which is conducted through Fonar's wholly-owned subsidiary, Health Management Corporation of America, which we also refer to as HMCA.

     Trends in the first quarter of fiscal 2009 include a decrease in product sales revenues, service and repair fees, and management fees, as well as a decrease in our total costs and expenses, in particular in our selling, general and administrative expenses. We will continue to focus on our marketing efforts, including advertising, and adding additional distributors and sales personnel, where appropriate, to improve sales performance in fiscal 2009. In addition, we will continue to monitor our cost cutting program and will continue to reduce costs as necessary.

     For the three month period ended September 30, 2008, as compared to the three month period ended September 30, 2007, overall revenues from MRI product sales decreased 45.4% ($1.4 million compared to $2.6 million). Unrelated party scanner sales ($1.4 million compared to $2.6 million) decreased at a rate of 45.4%. There were no related party scanner sales for the three month periods ended September 30, 2008 and 2007.

     Service revenues for the three month period ended September 30, 2008, as compared to the three month period ended September 30, 2007 decreased by 4.4% ($2.6 million compared to $2.7 million). Unrelated party service and repair fees decreased by 5.4% ($2.3 million compared to $2.5 million) and related party service and repair fees increased by 5.9% ($269,000 compared to $254,000). We anticipate that there will be increases in service revenues as warranties on installed scanners expire over time.

     There were approximately $189,000 in foreign revenues for the first three months of fiscal 2009 as compared to approximately $198,000 in foreign revenues for the first three months of fiscal 2008, representing a decrease in foreign revenues of 4.5%. The Company is making a concerted effort to increase foreign sales, most recently through its foreign distributors.

     Overall, for the first quarter of fiscal 2009, revenues for the medical equipment segment decreased by 24.4% to $4.0 million from $5.3 million for the first quarter of fiscal 2008. The revenues generated by HMCA decreased, by 17.6% to $2.8 million for the first quarter of fiscal 2009 as compared to $3.4 million for the first quarter of fiscal 2008.

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

     Costs related to product sales decreased by 48.7% from $2.8 million in the first quarter of fiscal 2008 to $1.4 million in the first quarter of 2009, reflecting the corresponding decrease in product sales revenues. Costs related to providing service decreased by 21.4% from $1.3 million in the first quarter of fiscal 2008 to $1.0 million and fiscal 2009.

     Service and repair revenues decreased at a lower rate than the costs related to providing service and repairs. Service contract prices are fixed for the term of the contract, which are usually for a period of one year. We believe that an important factor in keeping service costs down is our ability to monitor the performance of customers' scanners from our facilities in Melville, New York, on a daily basis and to detect and repair any irregularities before more serious problems result. We also believe the low cost of providing service reflects the high quality of our products.

     Overall, our operating loss for our medical equipment segment was $1.9 million for the first three months of fiscal 2009 as compared to an operating loss of $4.2 million for the first three months of fiscal 2008 resulting from an a decrease in cost related to product sales, research and development and, most significantly, selling, general and administrative expenses.

     HMCA revenues decreased in the first quarter of fiscal 2009, by 17.6% to $2.8 million from $3.4 million for the first quarter of fiscal 2008, primarily because of the sale of its 50% interest of a previously consolidated entity in July 2007. We now manage ten sites, nine of which are equipped with FONAR UPRIGHT(R) MRI scanners. HMCA experienced an operating income of $12,000 for the first three months of fiscal 2009 compared to operating income of $79,000 for the first three months of fiscal 2008.

     HMCA cost of revenues decreased to $1.9 million for the first quarter of fiscal 2009 as compared to $2.0 million for the first quarter of fiscal 2008.

     As of June 22, 2007, an unrelated third party purchased the stock of the professional corporations owning the eight New York sites managed by HMCA, previously owned by Dr. Raymond V. Damadian, the President, Chairman of the Board, Chief Executive Officer and principal stockholder of Fonar. In connection with the sale, new management agreements were substituted for the existing management agreements, providing, however, for the same management services. The fees in fiscal 2009 are currently flat monthly fees in the aggregate amount of $682,500 per month. Dr. Damadian still owns the four MRI facilities in Georgia and Florida managed by the Company. No MRI facilities or other medical facilities are owned by the Company.

     For the purpose of improving the performance of HMCA and the facilities, HMCA entered into an agreement in September, 2007 with Integrity Healthcare Management, Inc. ("Integrity"), which is a wholly-owned subsidiary of Health Diagnostics, LLC. Under the terms of the agreement, Integrity supervised and directed HMCA and the management of the facilities including the performance of billing and collections services. The existing management agreements between the facilities and HMCA remained in place. Integrity was entitled to compensation of an annual fee equal to one-half of the increase in the consolidated cash flow of HMCA and the facilities over the period from July 1, 2006 through June 30, 2007. This agreement was terminated as of the end of June 2008.

     Nevertheless, commencing upon the termination of this agreement, we hired Health Diagnostics, LLC, the parent company of Integrity, to perform all billing and collection procedures for HMCA's clients on HMCA's behalf. HMCA has agreed to pay 6% of all adjusted deposits for these services.

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

     We believe that the effect of the DRA on our scanning center management business has not been material because of our payor mix and that any negative effect has been countered by an increase in the scan volume of the centers we manage.

     The decrease in our total net revenues of 21.7% from $8.7 million in the first quarter of fiscal 2008 to $6.8 million in the first quarter of fiscal 2009, was accompanied by a decrease of 32.4% in total costs and expenses from $12.8 million in the first quarter of fiscal 2008 compared to $8.6 million in the first quarter of fiscal 2009. As a result, our operating loss improved from ($4,106,000) in the first quarter of fiscal 2008 to ($1,848,000) in the first quarter of fiscal 2009 notwithstanding the greater net loss in the first fiscal quarter of 2009 ($450,000) compared to ($209,000) in the first quarter of fiscal 2008.

     Selling, general and administrative expenses decreased by 38.2% to $3.3 million in the first three months of fiscal 2009 from $5.3 million in the first three months of fiscal 2008, largely as a result of our aggressive cost cutting measures. There was no compensatory element of stock issuances, which is now included in selling, general and administrative expenses, in the first three months of fiscal 2009 or 2008.

     Research and development expenses decreased by 24.3% to $880,000 for the first three months of fiscal 2009 as compared to $1.2 million for the first three months of fiscal 2008.

     Interest expense in the first three months of fiscal 2009 decreased by 22.5% to $79,000 from $102,000 for the first three months of fiscal 2008 because of the repayment of existing debt.

     Inventories decreased by 1.7% to $3.2 million at September 30, 2008 as compared to $3.3 million at June 30, 2008 representing our use of raw materials and components in our inventory to fill orders.

     Management fee and medical receivables decreased by 16.9% to $6.4 million at September 30, 2008 from $7.6 million at June 30, 2008, primarily due to collections on the Company's management fee receivables and the sale of a 92.3% interest of a consolidated entity, which included the receivables of such entity.

     The overall trends reflected in the results of operations for the first three months of fiscal 2009 are an decrease in revenues from product sales, as compared to the first three months of fiscal 2008 ($1.4 million for the first three months of fiscal 2009 as compared to $2.6 million for the first three months of fiscal 2008), and a decrease in MRI equipment segment revenues relative to HMCA revenues ($4.0 million or 59.2% from the MRI equipment segment as compared to $2.8 million or 40.8% from HMCA, for the first three months of fiscal 2009, as compared to $5.3 million or 61% from the MRI equipment segment and $3.4 million or 39%, from HMCA, for the first three months of fiscal 2008). In addition, we experienced a decrease in unrelated party sales relative to related party sales in our medical equipment product sales ($1.4 million or 100% to unrelated parties for the first three months of fiscal 2009 as compared to $2.6 million, or 100% to unrelated parties).

     We are committed to continuing the improvement in our operating results we experienced in the first three months in fiscal 2009. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, including the availability of credit, payor reimbursement rates and policies, and unexpected expenditures or the timing of such expenditures, make it impossible to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Company's operating results.

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

     The UPRIGHT(R) MRI has also demonstrated its value for patients suffering from scoliosis. Scoliosis patients have been typically subjected to routine x-ray exams for years and must be imaged upright for an adequate evaluation of their scoliosis. Because the patient must be standing for the exam, an x-ray machine has been the only modality that could provide that service. The UPRIGHT(R) MRI is the only MRI scanner which allows the patient to stand during the MRI exam. Fonar has developed a new RF receiver and scanning protocol that for the first time allows scoliosis patients to obtain diagnostic pictures of their spines without the risks of x- rays. A recent study by the National 'Cancer Institute (2000) of 5,466 women with scoliosis reported a 70% increase in breast cancer resulting from 24.7 chest x-rays these patients received on the average in the course of their scoliosis treatment.

     In addition, the University of California, Los Angeles (UCLA) reported their results of their study of 1,302 patients utilizing the FONAR UPRIGHT(R) Multi-Position(TM) MRI at the 22nd Annual Meeting of the North American Spine Society on October 23, 2007. The UCLA study showed the superior ability of the Dynamic(TM) FONAR UPRIGHT(R) MRI to detect spine pathology, including spondylolisthesis, disc herniations and disc degneration, as compared to visualizations of the spine produced by traditional single position static MRIs.

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

     The first Fonar 360(TM) MRI scanner, installed at the Oxford- Nuffield Orthopedic Center in Oxford, United Kingdom, is now carrying a full diagnostic imaging caseload. In addition, however, development of the works in progress Fonar 360(TM) MRI image guided interventional technology is actively progressing. Fonar software engineers have completed and installed their 2nd generation tracking software at Oxford-Nuffield which is designed to enable the surgeons to insert needles into the patient and accurately advance them, under direct visual image guidance, to the target tissue, such as a tumor, so that therapeutic agents can be injected.

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

Liquidity and Capital Resources

     Cash, cash equivalents and marketable securities increased from $2.4 million at June 30, 2008 to $4.4 million at September 30, 2008. Marketable securities approximated $24,000 as of September 30, 2008, as compared to $1.1 million at June 30, 2008.

     Cash used in operating activities for the first three months of fiscal 2009 was $2.0 million. Cash used in operating activities was attributable to a decrease in customer advances of $1.0 million, a decrease in other current liabilities of $728,000 and the net loss of $450,000, offset by a decrease in accounts, management fee and medical receivables of $198,000.

     Cash provided by investing activities for the first three months of fiscal 2009 was $5.2 million. The principal source of cash from investing activities during the first three months of fiscal 2009 consisted of proceeds from the sale of consolidated subsidiary of $2.3 million, proceeds of $2.0 million from the prepayment of a portion of a note receivable and sale of marketable securities of $1.1 million, offset by capitalized software and patent costs of $209,000.

     Cash used in financing activities for the first three months of fiscal 2009 was $126,000. The principal uses of cash in financing activities during the first three months of fiscal 2009 consisted of repayment of principal on long-term debt and capital lease obligations of $104,000 and distributions to holders of minority interests of $23,000.

     The Company's contractual obligations and the periods in which they are scheduled to become due are set forth in the following table:

                                (000's OMITTED)

                                Due in
                                less         Due          Due          Due
Contractual                     Than 1       in 2-3       in 4-5       after 5
Obligation         Total        year         years        years        years
--------------   ----------   ----------   ----------   ----------   ----------

Long-term debt    $    633     $    104     $   -        $   -        $   529

Capital lease
Obligations            392          108         247            37        -

Operating
leases               5,485        1,619       1,751         1,581         534
                 ----------   ----------   ----------   ----------   ----------
Total cash
Obligations      $   6,510      $ 1,831     $  1,998     $  1,618    $    1,063
                 ==========   ==========   ==========   ==========   ==========

     Total liabilities decreased by 3.4% to $38.0 million at September 30, 2008 from $39.3 million at June 30, 2008. We experienced a increase in long-term debt and capital leases from $757,000 at June 30, 2008 to $813,000 at September 30, 2008 and an increase in accounts payable from $4.0 million at June 30, 2008 to $4.2 million at September 30, 2008, along with an increase in billings in excess of costs and estimated earnings on uncompleted contracts from $5.8 million at June 30, 2008 to $6.1 million at September 30, 2008, and a decrease in customer advances from $14.3 million at June 30, 2008 to $13.3 million at September 30, 2008. Unearned revenue on service contracts decreased from $5.2 million at June 30, 2008 to $4.7 million at September 30, 2008.

     As of September 30, 2008, the total of $8.0 million in other current liabilities included primarily accrued salaries and payroll taxes of $1.1 million, accrued interest of $829,000, accrued royalties of $623,000 and excise and sales taxes of $2.6 million.

     Our working capital deficit remained constant at $16.0 million as of September 30, 2008 and June 30, 2008. This resulted from an increase in current liabilities ($38.0 million at June 30, 2008 as compared to $36.6 million at September 30, 2008, particularly a decrease in customer advances of $1.0 million ($14.3 million at June 30, 2008 as compared to $13.3 million at September 30,
2008), and a decrease of unearned revenue on service contracts of $500,000 ($5.2 million at June 30, 2008 as compared to $4.7 million at September 30, 2008), notwithstanding a decrease in current assets ($22.0 million at June 30, 2008 compared to $20.6 million at September 30, 2008) resulting primarily from a decrease in management fee receivable of $1.2 million ($6.4 million at June 30, 2008 compared to $5.2 million at September 30, 2008) along with an increase in cash and cash equivalents and marketable securities of $2.0 million ($2.4 million at June 30, 2008 as compared to $4.4 million at September 30, 2008) and a decrease in inventories of approximately $100,000 ($3.3 million at June 30, 2008 as compared to $3.2 million at September 30, 2008).

     With respect to current liabilities, the current portion of long-term debt decreased from $373,000 at June 30, 2008 to $212,000 at September 30, 2008, and billings in excess of costs and estimated earnings on uncompleted contracts increased from $5.8 million at June 30, 2008 to $6.1 million at September 30, 2008. Customer advances decreased from $14.3 million at June 30, 2008 to $13.3 million at September 30, 2008 and accounts payable increased from $4.0 million at June 30, 2008 to $4.2 million at September 30, 2008.

     Inventories decreased by approximately $100,000 ($3.3 million at June 30, 2008 as compared to $3.2 million at September 30, 2008) resulting from the use of raw materials and components in our inventory to fill our backlog of orders.

     Fonar has not committed to making additional capital expenditures in the 2009 fiscal year other than to continue research and development expenditures at current levels.

     Our business plan calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices.

     Our principal source of liquidity has been derived from revenues, as well as by the sale of marketable securities and cash provided by previous debt and equity financing. We currently expect this to continue. Also, in September 2008, the Company sold its 92.3% interest in a consolidated subsidiary and to a related third party and received proceeds of approximately $2.3 million. At September 30, 2008, we had a working capital deficit of $16.0 million. For the three months ended September 30, 2008, we incurred a net loss of $450,000 which included non-cash charges of $589,000.

     On July 8, 2008, the Company received a letter from The NASDAQ Stock Market LLC indicating the Company was not in compliance with Marketplace Rules 4350(e) and 4350(g) due to the fact that it had not yet solicited proxies and held its annual meeting for the fiscal year ended June 30, 2007. As a result, the notice indicated that the Company's securities would be subject to delisting from The NASDAQ Capital Market unless the Company requested a hearing before a NASDAQ Listing Qualifications Panel. On July 15, 2008, the Company requested a hearing with the NASDAQ Listing Qualifications Panel. The request was granted. The hearing was held on August 28, 2008. At the hearing the Company's ability to comply with NASDAQ's stockholders' equity requirement was raised and discussed. Subsequent to the hearing and after the filing of the Form 10-K for fiscal 2008, which showed a stockholder's deficiency, NASDAQ requested additional information concerning the Company's plan to regain compliance with the stockholder's equity requirement. An additional submission was made in writing on November 3, 2008. Although no decision has yet been rendered, the Company has solicited proxies and is scheduled to hold a joint two-year annual meeting on November 17, 2008.

     The Company's stockholder's deficiency was $4.2 million as of June 30, 2008 and $4.6 million as of September 30, 2008. The Company is in the process of seeking equity financing in an amount which would be at least sufficient to meet NASDAQ's stockholder's equity requirement. In the Company's submission responding to NASDAQ's request for additional information relating to the Company's plan to require compliance with NASDAQ's stockholders' equity requirement, the Company requested an exception through January 15, 2009 to evidence compliance with the minimum stockholders' equity requirement for continued listing on the NASDAQ Capital Market. No decision has yet been rendered.

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

     Although sales levels remained weak in fiscal 2008, we are continuing to focus our efforts on increased advertising and marketing campaigns, and distribution programs to strengthen the demand for our products and services. Management anticipates that Fonar's capital resources will improve if Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales. If we are not successful with our marketing efforts to increase sales and weak demand continues, we will experience a shortfall in cash, and it will be necessary to further reduce operating expenses or obtain funds through equity or debt financing in sufficient amounts to avoid the need to curtail our operations subsequent to September 30, 2009. Current economic credit conditions have contributed to a slowing business environment. Given such liquidity and credit constraints in the markets, the business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that we would be able to secure additional funds if needed and that if such funds were available, whether the terms or conditions would be acceptable to us. In such case, the reduction in operating expenses might need to be substantial in order for us to generate positive cash flow to sustain our operations.

     If we are unable to meet expenditures with revenues or financing then it will be necessary to reduce expenses further, or seek other sources of funds through the issuance of debt or equity financing in order to conduct operations as now conducted subsequent to September 30, 2009.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

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


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:There were no material changes in litigation for the first three months of fiscal 2009.

Item 1A - Risk Factors: There were no material changes in risk factors in the first three months of fiscal 2009 from those disclosed in our most recent Form 10-K.

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

Dated: November 13, 2008