Form 10-Q
period 2008-12-31
FONAR CORP
filed 2009-02-17
CIK 355019

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended     DECEMBER 31, 2008
                                             --------------------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to _____________

                        Commission file number   0-10248
                                                ---------

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
                                                           ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer___ Accelerated Filer___ Non-Accelerated Filer___ Smaller reporting company_X_

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)   YES___   NO_X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

              Class                              Outstanding at January 31, 2009
-----------------------------------------        -------------------------------
Common Stock, par value $.0001                             4,904,275
Class B Common Stock, par value $.0001                           158
Class C Common Stock, par value $.0001                       382,513
Class A Preferred Stock, par value $.0001                    313,451

FONAR CORPORATION AND SUBSIDIARIES
INDEX



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - December 31, 2008
     (Unaudited) and June 30, 2008

   Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2008 and
     December 31, 2007 (Unaudited)

   Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 2008 and
     December 31, 2007 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Income (Loss) for the Three Months Ended
     December 31, 2008 and December 31, 2007 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Income (Loss) for the Six Months Ended
     December 31, 2008 and December 31, 2007 (Unaudited)

   Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2008 and
     December 31, 2007 (Unaudited)

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

Item 5. Other Information

Item 6. Exhibits

Signatures

                       FONAR CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's OMITTED)

ASSETS
                                                        December 31,   June 30,
                                                            2008         2008
                                                         (UNAUDITED)
Current Assets:                                           ----------  ----------
  Cash and cash equivalents                                 $ 2,583     $ 1,326

  Marketable securities                                          19       1,068

  Accounts receivable - net                                   5,642       4,689

  Accounts receivable - related parties - net                   817         469

  Medical receivables - net                                     606       1,228

  Management fee receivable - net                             3,855       5,040

  Management fee receivable - related medical
    practices - net                                           1,325       1,372

  Costs and estimated earnings in excess of
    Billings on uncompleted contracts                           218           6

  Inventories                                                 3,856       3,256

  Current portion of advances and notes to related
    medical practices                                           176         214

  Current portion of notes receivable less discount
    for below market interest                                   499       2,508

  Prepaid expenses and other current assets                     921         811
                                                          ----------  ----------
        Total Current Assets                                 20,517      21,987
                                                          ----------  ----------

Property and equipment - net                                  3,408       3,933

Advances and notes to related medical practices - net           176         263

Notes receivable less discount for below market interest      2,042       2,297

Other intangible assets - net                                 4,869       4,810

Other assets                                                  1,919       1,936
                                                          ----------  ----------
        Total Assets                                       $ 32,931    $ 35,226
                                                          ==========  ==========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's OMITTED)

                                                        December 31,   June 30,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    2008         2008
                                                         (UNAUDITED)
Current Liabilities:                                      ----------  ----------
  Current portion of long-term debt and
    capital leases                                          $   144     $   373
  Accounts payable                                            4,260       4,020
  Other current liabilities                                   7,992       8,316
  Unearned revenue on service contracts                       5,375       4,732
  Unearned revenue on service contracts - related parties       780         462
  Customer advances                                          11,793      12,804
  Customer advance - related party                            1,041       1,472
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                         3,924       5,773
                                                          ----------  ----------
      Total Current Liabilities                              35,309      37,952

Long-Term Liabilities:
  Due to related medical practices                               95          98
  Long-term debt and capital leases,
    less current portion                                        780         757
  Other liabilities                                             425         497
                                                          ----------  ----------
      Total Long-Term Liabilities                             1,300       1,352
                                                          ----------  ----------
      Total Liabilities                                      36,609      39,304
                                                          ----------  ----------
Minority interest                                                64         167
                                                          ----------  ----------

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's OMITTED, except share data)

                                                        December 31,   June 30,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    2008         2008
  (continued)                                            (UNAUDITED)
                                                          ----------  ----------
STOCKHOLDERS' DEFICIENCY:

Class A non-voting preferred stock $.0001 par value;
1,600,000 authorized, 313,451 issued and outstanding
at December 31, 2008 and June 30, 2008                         -          -

Common Stock $.0001 par value; 30,000,000 shares
authorized at December 31, 2008 and June 30, 2008,
4,915,918 issued at December 31, 2008 and June 30, 2008
4,904,275 outstanding at December 31, 2008
and June 30, 2008                                              1          1

Class B Common Stock $ .0001 par value; 800,000
shares authorized, (10 votes per share), 158 issued
and outstanding at December 31, 2008 and June 30, 2008         -          -

Class C Common Stock $.0001 par value; 2,000,000 shares
authorized, (25 votes per share), 382,513 issued
and outstanding at December 31, 2008 and June 30, 2008         -          -

Paid-in capital in excess of par value                      172,276    172,276
Accumulated other comprehensive loss                      (      24)  (     73)
Accumulated deficit                                       ( 175,049)  (175,380)
Notes receivable from employee stockholders               (     271)  (    394)
Treasury stock, at cost - 11,643 shares of common stock
  at December 31, 2008 and June 30, 2008                  (     675)  (    675)
                                                          ----------  ----------
Total Stockholders' Deficiency                            (   3,742)  (   4,245)
                                                          ----------  ----------
      Total Liabilities and Stockholders' Deficiency      $  32,931   $  35,226
                                                          ==========  ==========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (000's OMITTED, except per share data)

                                                      FOR THE THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                        ------------------------
                                                             2008        2007
REVENUES                                                  ----------  ----------
  Product sales - net                                      $  4,407    $  4,003
  Service and repair fees - net                               2,314       2,463
  Service and repair fees - related parties - net               365         262
  Management and other fees - net                             1,735       2,047
  Management and other fees - related medical
    practices - net                                             714         747
  License fees and royalties                                  1,755       1,158
                                                          ----------  ----------
     Total Revenues - Net                                    11,290      10,680
                                                          ----------  ----------
COSTS AND EXPENSES
  Costs related to product sales                              2,824       3,518
  Costs related to service and repair fees                      906       1,208
  Costs related to service and repair
    fees - related parties                                      143         129
  Costs related to management and other fees                  1,074       1,466
  Costs related to management and other
    fees - related medical practices                            698         543
  Research and development                                      928       1,323
  Selling, general and administrative                         3,471       5,945
  Provision for bad debts                                       545         424
                                                          ----------  ----------
     Total Costs and Expenses                                10,589      14,556
                                                          ----------  ----------
Income (Loss) From Operations                                   701     ( 3,876)

Interest Expense                                            (    40)    (   156)
Investment Income                                               113         195
Interest Income - Related Parties                                 6          10
Other Income                                                      1           1
Minority Interest in Income of Partnerships                 (     -)    (    12)
                                                          ----------  ----------
NET INCOME (LOSS)                                          $    781    $( 3,838)
                                                          ==========  ==========


Basic Net Income (Loss) Per Common Share                   $   0.16    $  (0.78)
                                                          ==========  ==========
Diluted Net Income (Loss) Per Common Share                 $   0.16    $  (0.78)
                                                          ==========  ==========

Weighted Average Basis Shares Outstanding                 4,904,275   4,899,252
                                                          ==========  ==========
Weighted Average Diluted Shares Outstanding               4,904,275   4,889,252
                                                          ==========  ==========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (000's OMITTED, except per share data)

                                                        FOR THE SIX MONTHS ENDED
                                                              DECEMBER 31,
                                                        ------------------------
                                                             2008        2007
REVENUES                                                  ----------  ----------
  Product sales - net                                      $  5,819    $  6,592
  Service and repair fees - net                               4,645       4,928
  Service and repair fees - related parties - net               635         516
  Management and other fees - net                             3,782       4,244
  Management and other fees - related medical
    practices - net                                           1,439       1,912
  License fees and royalties                                  1,755       1,158
                                                          ----------  ----------
     Total Revenues - Net                                    18,075      19,350
                                                          ----------  ----------
COSTS AND EXPENSES
  Costs related to product sales                              4,265       6,330
  Costs related to service and repair fees                    1,831       2,398
  Costs related to service and repair
    fees - related parties                                      250         251
  Costs related to management and other fees                  2,277       2,556
  Costs related to management and other
    fees - related medical practices                          1,354       1,490
  Research and development                                    1,809       2,486
  Selling, general and administrative                         6,735      11,232
  Provision for bad debts                                       700         589
                                                          ----------  ----------
     Total Costs and Expenses                                19,221      27,332
                                                          ----------  ----------
Loss From Operations                                        ( 1,146)    ( 7,982)

Interest Expense                                            (   119)    (   258)
Investment Income                                               145         375
Interest Income - Related Parties                                12          19
Other Income                                                      2           7
Minority Interest in Income of Partnerships                 (    11)    (   174)
Gain on Sale of Investment                                     -            571
Gain on Sale of Consolidated Subsidiary                       1,448       3,395
                                                          ----------  ----------
NET INCOME (LOSS)                                          $    331    $( 4,047)
                                                          ==========  ==========

Basic Net Income (Loss) Per Common Share                   $   0.07    $  (0.83)
                                                          ==========  ==========
Diluted Net Income (Loss) Per Common Share                 $   0.07    $  (0.83)
                                                          ==========  ==========

Weighted Average Basic Shares Outstanding                 4,904,275   4,891,730
                                                          ==========  ==========
Weighted Average Diluted Shares Outstanding               4,904,275   4,891,730
                                                          ==========  ==========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (000'S OMITTED)

                                                      FOR THE THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                        ------------------------
                                                             2008       2007
                                                          ----------  ----------
Net income (loss)                                          $    781    $( 3,838)

Other comprehensive (losses) income, net of tax:
    Unrealized (losses) gains on marketable securities,
      net of tax                                            (     6)          9
                                                          ----------  ----------
Total comprehensive income (loss)                          $    775    $( 3,829)
                                                          ==========  ==========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (000'S OMITTED)

                                                        FOR THE SIX MONTHS ENDED
                                                               DECEMBER 31,
                                                        ------------------------
                                                             2008        2007
                                                          ----------  ----------
Net income (loss)                                          $    331    $( 4,047)

Other comprehensive income, net of tax:
    Unrealized gains on marketable securities,
      net of tax                                                 49          7
                                                          ----------  ----------
Total comprehensive income (loss)                          $    380    $( 4,040)
                                                          ==========  ==========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (000'S OMITTED)

                                                        FOR THE SIX MONTHS ENDED
                                                               DECEMBER 31,
                                                        ------------------------
                                                             2008        2007
                                                          ----------  ----------
Cash Flows from Operating Activities:
 Net income (loss)                                         $    331    $( 4,047)
 Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
    Minority interest in income of partnerships                  11         174
    Depreciation and amortization                               867       1,144
    Provision for bad debts                                     700         589
    Stock issued for costs and expenses                           -         205
    Gain on sale of consolidated subsidiary                 ( 1,448)    ( 3,395)
    Gain on sale of investment                                    -     (   571)
 (Increase) decrease in operating assets, net:
     Accounts, management fee and medical receivable(s)     ( 1,063 )   ( 2,842)
     Notes receivable                                           263         262
     Costs and estimated earnings in excess of
       billings on uncompleted contracts                    (   211)          -
     Inventories                                            (   601)        260
     Prepaid expenses and other current assets              (   111)    (   334)
     Other assets                                           (    17)    (    73)
     Advances and notes to related medical practices            126          68
Increase (decrease) in operating liabilities, net:
     Accounts payable                                           256     (   121)
     Other current liabilities                                  637       1,379
     Customer advances                                      ( 1,442)      1,618
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                    ( 1,850)      1,386
     Other liabilities                                      (    72)    (    39)
     Due to related medical practices                       (     3)          -
                                                          ----------  ----------
Net cash used in operating activities                       ( 3,627)    ( 4,337)
                                                          ----------  ----------

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (000'S OMITTED)

                                                        FOR THE SIX MONTHS ENDED
                                                               DECEMBER 31,
                                                        ------------------------
                                                             2008        2007
                                                          ----------  ----------
Cash Flows from Investing Activities:
  Sales of marketable securities                           $  1,098    $  1,011
  Purchases of marketable securities                           -        (   765)
  Purchases of property and equipment                       (     8)    (   151)
  Costs of capitalized software development                 (   259)    (   318)
  Cost of patents                                           (   135)    (    45)
  Proceeds from note receivable                               2,000           -
  Proceeds from sale of investment                                -         571
  Proceeds from sale of consolidated subsidiary               2,293       4,142
                                                          ----------  ----------
Net cash provided by investing activities                     4,989       4,445
                                                          ----------  ----------
Cash Flows from Financing Activities:
  Distributions to holders of minority interest             (    23)     (  105)
  Repayment of borrowings and capital
    lease obligations                                       (   205)     (  111)
  Repayment of notes receivable from employee
    stockholders                                                123         126
                                                          ----------  ----------
Net cash used in financing activities                       (   105)     (   90)
                                                          ----------  ----------

Net Increase in Cash and Cash Equivalents                     1,257          18

Cash and Cash Equivalents - Beginning of Period               1,326       1,470
                                                          ----------  ----------
Cash and Cash Equivalents - End of Period                  $  2,583    $  1,488
                                                          ==========  ==========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on October 7, 2008 for the fiscal year ended June 30, 2008.

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

At December 31, 2008, the Company had a working capital deficit of approximately $14.8 million and a stockholders' deficiency of approximately $3.7 million. For the six months ended December 31, 2008, the Company generated net income of approximately $331,000, which was due mainly to the improvement in the Company's operations and a gain of $1.4 million from the sale of a consolidated subsidiary. The Company has funded its cash flow deficit for the six months ended December 31, 2008 through cash provided by the sale of marketable securities and other assets discussed above. In addition, during June 2008, the Company implemented a restructuring program, including a reduction of its workforce, across the board salary reductions, elimination of manufacturing facilities and restructuring of its diagnostic imaging management service business. Management estimates that the annualized savings related to these cost-cutting measures approximates $5,000,000.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES (Continued)

Liquidity and Capital Resources (Continued)
-------------------------------------------

Although sales levels remained weak in fiscal 2008, the Company continues to focus its efforts on increased advertising and marketing campaigns, and distribution programs to strengthen the demand for its products and services. Management anticipates that its capital resources will improve if Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales. If the Company is not successful with its marketing efforts to increase sales and weak demand continues, the Company will experience a shortfall in cash and it will be necessary to further reduce operating expenses or obtain funds through equity or debt financing in sufficient amounts to avoid the need to curtail operations subsequent to December 31, 2009. Current economic credit conditions have contributed to a slowing business environment. Given such liquidity and credit constraints in the markets, the business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available, whether the terms or conditions would be acceptable to the Company. In such case, the further reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company.


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

Earnings (Loss) Per Share
-------------------------

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with EITF 03-6, "Participating Securities and the Two-Class method under FASB Statement No. 128" ("EITF 03-6"), the Company's participating convertible securities, which include Class B common stock and Class C common stock, are not included in the computation of basic EPS for the six months and three months ended December 31, 2007, because the participating securities do not have a contractual obligation to share in the losses of the Company. For the six months and three months ended December 31, 2008, the Company used the Two- Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share (Continued)
-------------------------------------
Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of certain options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation was approximately 279,000 because they were antidilutive as a result of net losses for the three and six months ended December 31, 2007. For the three and six months ended December 31, 2008, the number of common shares potentially issuable upon the exercise of certain options of 138,000 have not been included in the computation of diluted EPS since the effect would be antidilutive.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

Effective   January  1,  2007,  the  Company  adopted  the  provisions  of  FASB
Interpretation No. 48, "Accounting of Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a corporate tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48. In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest expense, net". Penalties if incurred would be recognized as a component of "General and administrative" expenses. The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2004. The adoption of the provisions of FIN 48 did not have a material impact on the Company's consolidated financial position and results of operations. As of December 31, 2008, no liability for unrecognized tax benefits was required to be recorded. The Company recognized a deferred tax asset of approximately $76 million as of December 31, 2008, primarily related to net operating loss carryforwards of approximately $166 million, available to offset future taxable income through 2028.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

In March 2007, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on EITF Issue No. 06-10. "Accounting for Collateral Assignment Split Dollar Life Insurance". This EITF indicates that an employer should recognize a liability for postretirement benefits related to collateral assignment split-dollar life insurance arrangements. In addition, the EITF provides guidance for the recognition of an asset related to a collateral assignment split-dollar life insurance arrangement. The EITF is effective for fiscal years beginning after December 15, 2007. The Company has adopted the EITF as required and it did not have an impact on the Company's results of operations, financial condition and liquidity.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


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

In June 2008, the FASB ratified Emerging Issue Task Force ("EIFT) 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EIFT 07-5). EITF 07-5 provides framework for determining whether an instrument is indexed to an entity's own stock. EIFT 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of EIFT 07-5 on its financial position and results of operations.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the current year
presentation.   The  reclassifcations  did  not  have  any  effect  on  reported consolidated net losses for any periods presented.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE

Medical Receivables
-------------------

The Company was assigned medical receivables valued at $11,775,000, in connection with the satisfaction of the management fees and termination fees related to a Termination and Replacement Agreement dated May 23, 2005. The balance of the net medical receivables as of December 31, 2008 was $606,000. As of December 31, 2008 and June 30, 2008, the Company recorded an allowance for doubtful accounts of $1,218,500 and $769,000, respectively, on these receivables.


Accounts Receivable and Management Fee Receivable
-------------------------------------------------

Receivables, net is comprised of the following at December 31, 2008:

                                 (000's Omitted)

                                     Gross        Allowance for
                                     Receivable   doubtful accounts   Net

Receivables from equipment sales
and service contracts                $    6,974      $     1,332      $  5,642
                                     ==========   =================   ========

Receivables from equipment sales
and service contracts - related
parties                              $    1,436      $       619      $    817
                                     ==========   =================   ========

Management fee receivables           $    8,048      $     4,193      $  3,855
                                     ==========   =================   ========

Management fee receivables from
related medical practices ("PC's")   $    3,703      $     2,378      $  1,325
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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE (CONTINUED)

Collection by the Company of its management fee receivables may be impaired by the uncollectibility of the PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 49% and 43% of the PC's net revenues for both the six months ended December 31, 2008 and 2007, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related P.C.'s accounted for approximately 8.0% and 9.9% of the consolidated net revenues for the six months ended December 31, 2008 and 2007, respectively. Product sales and service repair fees from related parties amounted to approximately 3.5% and 2.7% of consolidated net revenues for the six months ended December 31, 2008 and 2007 respectively.

HMCA entered into a management agreement in September 2007 with Integrity Healthcare Management Inc ("Integrity"). Under the terms of the agreement, Integrity provided the billings and collections for HMCA's facilities as well as assist in the management of the facilities. Integrity was to receive as compensation an annual fee equal to one-half of the increase in the consolidated cash flow of HMCA and the facilities over the period from July 1, 2006 through June 30, 2007. The original term of the agreement was one year with an automatic year to year renewal, but may be terminated by either party without cause at the end of any year. During June 2008, HMCA terminated the agreement and no management fees were earned by Integrity. Integrity is a subsidiary of Health Diagnostics, LLC. The director of Health Diagnostics, LLC, Timothy Damadian, is a son of the President and Chief Executive Officer of Fonar, Dr. Raymond Damadian. Commencing with June 2008, however, the Company hired Health Diagnostics, LLC, the parent company of Integrity, to perform all billing and collection procedures on its behalf. The Company has agreed to pay 6% of all adjusted deposits for these services. Amounts charged to HMCA during the six months ended December 31, 2008 under this agreement totaled $557,604.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE (CONTINUED)

Summarized statement of operations data for the three months ended December 31, 2008 and 2007 related to the unconsolidated medical practices managed by the Company is as follows:

                                 (000's omitted)
                             (Income Tax-Cash Basis)

                                         For the three months
                                          ended December 31,
                                         --------------------
                                           2008        2007
                                         --------    --------
                 Patient Revenue - Net   $ 3,757     $ 3,983
                                         ========    ========
                 Loss from Operations    $(  151)    $(  151)
                                         ========    ========
                 Net  Loss               $(  163)    $(  281)
                                         ========    ========

Summarized statement of operations data for the six months ended December 31, 2008 and 2007 related to the unconsolidated medical practices managed by the Company is as follows:

                                 (000's omitted)
                             (Income Tax-Cash Basis)

                                          For the six months
                                          ended December 31,
                                         --------------------
                                           2008        2007
                                         --------    --------
                 Patient Revenue - Net   $ 7,938     $ 8,352
                                         ========    ========
                 Loss from Operations    $(  135)    $(  478)
                                         ========    ========
                 Net  Loss               $(  170)    $(  754)
                                         ========    ========


NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

                                 (000's omitted)

                                               December 31,     June 30,
                                                   2008           2008
                                               ------------   ------------
    Purchased parts, components and supplies     $  2,817       $  1,847
    Work-in-process                                 1,039          1,409
                                               ------------   ------------
                                                 $  3,856       $  3,256
                                               ============   ============

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

     1) Information relating to uncompleted contracts as of December 31, 2008 is as follows:
                                 (000's omitted)

                     Costs incurred on
                       uncompleted contracts     $ 5,247
                     Estimated earnings            2,594
                                                 --------
                                                   7,841
                     Less: Billings to date       11,547
                                                 --------
                                                 $(3,706)
                                                 ========

          Included in the accompanying condensed consolidated balance sheet at December 31, 2008 under the following captions:

               Costs and estimated earnings in excess of
                 billings on uncompleted  contracts              $ 218

               Less: Billings in excess of costs and
                 estimated earnings on uncompleted contracts     3,924
                                                               --------
                                                               $(3,706)
                                                               ========


     2)   Customer advances consist of the following as of December 31, 2008:

                                                     Related
                                          Total      Party       Other
                                         --------    --------    --------
          Total Advances                 $ 24,381    $  1,041    $ 23,340
          Less: Advances on contracts
            under construction             11,547        -         11,547
                                         --------    --------    --------
                                         $ 12,834    $  1,041    $ 11,793
                                         ========    ========    ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE 6 - OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

                                 (000's omitted)

                                           December 31,    June 30,
                                               2008          2008
                                           ------------  ------------
      Royalties                             $      623    $      623
      Accrued salaries, commissions
         and payroll taxes                         909           901
      Accrued interest                             757           876
      Litigation accruals                          193           193
      Sales tax payable                          2,799         2,544
      Legal and other professional fees            541           634
      Accounting fees                              240           503
      Insurance premiums                           315           410
      Penalty - Sales tax                          657           632
       Penalty  - 401k plan  (see Note 11)         250           250
      Other                                        708           750
                                           ------------  ------------
                                            $    7,992    $    8,316
                                           ============  ============


NOTE 7 - SALE OF CONSOLIDATED SUBSIDIARY AND INVESTMENT

Sale of Consolidated Subsidiary
-------------------------------

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

The following is the calculation of the gain on sale of the 92.3% interest in a consolidated subsidiary:

                                 (000's omitted)

              Selling Price - Net cash paid:            $ 2,307

              Assets and liabilities sold:
                   Cash                                 $    14
                   Management fee receivable -net           917
                   Property and equipment - net               1
                   Other assets                              34
                   Accounts payable                      (   16)
                   Minority interest                     (   91)
                                                       ---------
              Subtotal                                      859

              Gain on sale of consolidated subsidiary   $  1,448
                                                       =========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE 7 - SALE OF CONSOLIDATED SUBSIDIARY AND SALE OF INVESTMENT (CONTINUED)

Sale of Consolidated Subsidiary (Continued)
-------------------------------------------

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

The following is the calculation of the gain on sale of the 50% interest in a consolidated subsidiary:

                                 (000's omitted)

              Selling Price:                           $  4,500
                Less: Closing costs                      (  243)
              Selling Price - Net cash paid:              4,257

              Assets sold:
                   Cash                                 $   114
                   Management fee receivable              1,166
                   Property and equipment - net              23
                   Other assets                              15
                   Minority interest                       (456)
                                                       ---------
              Subtotal                                      862

              Gain on sale of consolidated subsidiary   $ 3,395
                                                       =========
Sale of Investment
------------------

On July 31, 2007, the Company sold its 20% equity interest in an unconsolidated entity (management company for a diagnostic center) to an unrelated third party. The selling price was $629,195. The Company realized a gain on the sale of the equity interest of $571,161.

The gain was calculated as follows:

                                 (000's omitted)

                     Selling Price:                  $  629
                         Less: Closing costs          (  58)
                     Selling Price - Net cash paid      571

                     Cost Basis                        -

                     Gain on sale of investment      $  571
                                                     =======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                 (000's omitted)
                                                       Management of
                                                       Diagnostic
                                             Medical   Imaging
                                             Equipment Centers        Totals
                                             --------- -------------- ----------
For the three months ended December 31, 2008:
---------------------------------------------
Net revenues from external customers         $  8,840     $  2,450    $ 11,290
Inter-segment net revenues                   $    245     $   -       $    245
Income (Loss) from operations                $  1,252     $  ( 551)   $    701
Depreciation and amortization                $    264     $    168    $    432
Capital expenditures                         $    188     $      4    $    192

For the three months ended December 31, 2007:
---------------------------------------------
Net revenues from external customers         $  7,886     $  2,794    $ 10,680
Inter-segment net revenues                   $    219     $   -       $    219
Loss from operations                         $( 3,249)    $   (627)   $ (3,876)
Depreciation and amortization                $    349     $    237    $    586
Capital expenditures                         $    165     $     23    $    188

                                 (000's omitted)
                                                       Management of
                                                       Diagnostic
                                             Medical   Imaging
                                             Equipment Centers        Totals
                                             --------- -------------- ----------
For the six months ended December 31, 2008:
-------------------------------------------
Net revenues from external customers         $ 12,854     $  5,221    $  18,075
Inter-segment net revenues                   $    517     $   -       $     517
Loss from operations                         $(   608)    $(   538)   $(  1,146)
Depreciation and amortization                $    531     $    336    $     867
Capital expenditures                         $    398     $      4    $     402
Identifiable assets                          $ 20,404     $ 12,527    $  32,931

For the six months ended December 31, 2007:
-------------------------------------------
Net revenues from external customers         $ 13,194     $  6,156    $  19,350
Inter-segment net revenues                   $    454     $   -       $     454
Loss from operations                         $( 7,434)    $(   548)   $(  7,982)
Depreciation and amortization                $    679     $    465    $   1,144
Capital expenditures                         $    440     $     74    $     514
Identifiable assets - June 30, 2008          $ 19,203     $ 16,022    $  35,225

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended December 31, 2008 and December 31, 2007, the Company paid $238,000 and $106,000 for interest, respectively.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of December 31, 2008, the Company has recorded tax obligations of approximately $2,030,000 plus interest and penalties of approximately $1,280,000. The Company is in the process of determining the regulatory requirements in order to become compliant.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE 10 -  COMMITMENTS AND CONTINGENCIES (CONTINUED)

NASDAQ Notice of Non-compliance
-------------------------------

On July 8, 2008, the Company received a letter from The NASDAQ Stock Market LLC indicating the Company was not in compliance with Marketplace Rules 4350(e) and 4350(g) due to the fact that it had not yet solicited proxies and held its annual meeting for the fiscal year ended June 30, 2007. As a result, the notice indicated that the Company's securities would be subject to delisting from The NASDAQ Capital Market unless the Company requested a hearing before a NASDAQ Listing Qualifications Panel. On July 15, 2008, the Company requested a hearing with the NASDAQ Listing Qualifications Panel. The request was granted. The hearing was held on August 28, 2008. At the hearing the Company's ability to comply with NASDAQ's stockholders' equity requirement was raised and discussed. Subsequent to the hearing and after the filing of the Form 10-K for fiscal 2008, which showed a stockholder's deficiency, NASDAQ requested additional information concerning the Company's plan to regain compliance with the stockholder's equity requirement. An additional submission was made in writing on November 3, 2008. Although no decision had yet been rendered, the Company had solicited proxies and held a joint two-year annual meeting on November 17, 2008.

The Company's stockholder's deficiency was $4.2 million as of June 30, 2008 and $3.7 million as of December 31, 2008. The Company is in the process of seeking equity financing in an amount which would be at least sufficient to meet NASDAQ's stockholder's equity requirement. NASDAQ has granted the Company an extension to April 6, 2009 to evidence compliance with the minimum stockholders' equity requirement for continued listing on the NASDAQ Capital Market.


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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008
                                   (UNAUDITED)


NOTE 12 - LICENSE FEES AND ROYALTIES

In July 2000, the Company entered into a non-exclusive sales representative agreement with an unrelated third party. The agreement requires the third party to sell at least two Fonar MRI scanners or if it does not, pay an amount equal to the Company's gross margin on the unsold MRI scanner(s). The third party has not sold any scanners in the past two contract years. The Company received the gross margin payment on two scanners of approximately $1.2 million in November 2007 and is shown in the Company's condensed consolidated statements of operations as revenue, license fees and royalties for the three and six months ended December 31, 2007. The Company received the gross margin payment on one scanner of approximately $585,000 in November 2008 and applied a previously received deposit for two other scanners for a total of $1.8 million shown as license fees and royalties for the three and six months ended December 31, 2008.


NOTE 13 - SUBSEQUENT EVENT

On February 10, 2009, the Company borrowed $500,000 against the cash surrender value of a whole life insurance policy on the life of the Company's Chief Executive Officer. This transaction was recorded as a contribution to capital by the Company as of that date.

                       FONAR CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the six month period ended December 31, 2008, we reported net income of $331,000 on revenues of $18.1 million as compared to net loss of $4.0 million on revenues of $19.4 million for the six month period ended December 31, 2007.

     For the three month period ended December 31, 2008, we reported net income of $781,000 on revenues of $11.3 million as compared to net loss of $3.8 million on revenues of $10.7 million for the three month period ended December 31, 2007.

     Our revenues declined 6.6% from the first six months of fiscal 2008 compared to the first six months of fiscal 2009. The Company believes the reason for the reduction in revenues is in large measure the result of current economic circumstances. Unusually restrictive credit policies make it difficult for even customers with good credit ratings to obtain financing, and customers are concerned about the overall impact of the recession and the possibility of a delayed recovery or worsening economy on their businesses and the risks of establishing new businesses.

     Notwithstanding a decrease in our revenues, our operating loss for the six months ended December 31, 2008 was reduced as compared to the six months ended December 31, 2007 ($1.1 million for the first six months of fiscal 2009 as compared to $8.0 million for the first six months of fiscal 2008). The decrease in the operating loss was principally due to a decrease of 29.7% in our total costs and expenses, from $27.3 million for the first six months of fiscal 2008 to $19.2 million for the first six months of fiscal 2009. In order to reduce our net losses and demands on our cash and other liquid reserves, we instituted an aggressive program of cost cutting at the end of fiscal 2008 and the beginning of fiscal 2009. Costs and expenses were reduced in most categories but most significantly in our selling general and administrative expenses. Overall, there was a reduction of our selling, general and administrative expenses of 40.0%, from $11.2 million in the first six months of fiscal 2008 to $6.7 million in the first six months of fiscal 2009, resulting directly from our aggressive program of cutting costs.

     In addition to the success of our cost cutting programs in improving our operating performance, we also realized a gain on the sale in September 2008 of our 92.3% interest in a consolidated entity. We received proceeds of approximately $2.3 million and recognized a gain of approximately $1.4 million, which also improved our liquidity. The entity was engaged in the business of managing a MRI facility. The principal reason, however, for our net income for the first six months of fiscal 2009 of $331,000 as compared to our net loss for the first six months of fiscal 2008 of $4.0 million, was due to the improvement in our operations.

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

     In order to reduce our operating losses and demands on our cash and other liquid reserves, we instituted an aggressive program of cost cutting at the end of fiscal 2008 and beginning of fiscal 2009. These measures include consolidating HMCA's office space with Fonar's office space, reductions in the size of our workforce, compensation and benefits, as well as across the board reduction of expenses. These cost reductions are intended to enable us to withstand periods of lower volumes of MRI scanner sales, such as we have experienced in fiscal 2008 and 2009, by keeping expenditures at levels which, if necessary, can be supported by service revenues and HMCA revenues.

Forward Looking Statements

     Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of Management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward- looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statement included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Results of Operations

     We operate in two industry segments: the manufacture and servicing of medical (MRI) equipment, our traditional business which is conducted directly by Fonar, and diagnostic facilities management services, which is conducted through Fonar's wholly-owned subsidiary, Health Management Corporation of America, which we also refer to as HMCA.

     Trends in the second quarter of fiscal 2009 include an increase in product sales revenues, a decrease in service and repair fees, and management fees, as well as a decrease in our total costs and expenses, in particular in our selling, general and administrative expenses. We will continue to focus on our marketing efforts, including advertising, and adding additional distributors and sales personnel, where appropriate, to improve sales performance in fiscal 2009. In addition, we will continue to monitor our cost cutting program and will continue to reduce costs as necessary.

     For the three month period ended December 31, 2008, as compared to the three month period ended December 30, 2007, overall revenues from MRI product sales increased 10.1% ($4.4 million compared to $4.0 million).

     For the six month period ended December 31, 2008, as compared to the six month period ended December 31, 2007, overall revenues from MRI product sales decreased 11.7% ($5.8 million compared to $6.6 million).

     Service revenues for the three month period ended December 31, 2008, as compared to the three month period ended December 31, 2007 remained basically constant, decreasing by only 1.7% (approximately $2.7 million at the end of both December 31, 2008 and December 31, 2007). Unrelated party service and repair fees, however, decreased by 6.0% ($2.3 million compared to $2.5 million) and related party service and repair fees increased by 39.3% ($365,000 compared to $262,000). The reason for the decrease in unrelated party service and repair fees was attributable to several customers discontinuing operations because of economic conditions. We anticipate that there will be increases in service revenues as warranties on installed scanners expire over time.

     Service revenues for the six month period ended December 31, 2008, as compared to the six month period ended December 31, 2007 decreased by 3.0% ($5.3 million compared to $5.4 million). Unrelated party service and repair fees decreased by 5.7% ($4.6 million compared to $4.9 million) and related party service and repair fees increased by 23% ($635,000 compared to $516,000).

     There were approximately $397,000 in foreign revenues for the first six months of fiscal 2009 as compared to approximately $428,000 in foreign revenues for the first six months of fiscal 2008, representing a decrease in foreign revenues of 7.2%. The Company is making a concerted effort to increase foreign sales, most recently through its foreign distributors.

     Overall, for the first half of fiscal 2009, revenues for the medical equipment segment decreased by 2.6% to $12.9 million from $13.2 million for the first half of fiscal 2008. The revenues generated by HMCA decreased, by 15.2% to $5.2 million for the first half of fiscal 2009 as compared to $6.2 million for the first half of fiscal 2008.

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

     Costs related to product sales decreased by 19.7% from $3.5 million in the second quarter of fiscal 2008 to $2.8 million in the second quarter of 2009, notwithstanding an increase in product sales revenues primarily because we were able to both procure parts and components at lower costs and use parts and components in inventory having a lower cost basis. Costs related to providing service decreased by 21.5% from $1.3 million in the second quarter of fiscal 2008 to $1.0 million in fiscal 2009.

     Costs related to product sales decreased by 32.6% from $6.3 million in the first six months of fiscal 2008 to $4.3 million in the first six months of 2009, reflecting the corresponding decrease in product sales revenues as well as our lower cost basis for parts and components. Costs related to providing service decreased by 21.4% from $2.6 million in the first six months of fiscal 2008 to $2.1 million in fiscal 2009.

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

     Overall, the reduction of our operating loss for our medical equipment segment to $608,000 for the first six months of fiscal 2009 as compared to an operating loss of $7.4 million for the first six months of fiscal 2008, resulted from decreases in costs related to product sales, research and development and, most significantly, selling, general and administrative expenses.

     HMCA revenues decreased in the second quarter of fiscal 2009, by 12.3% to $2.4 million from $2.8 million for the second quarter of fiscal 2008, primarily because of the sale of its 92.3% interest of a previously consolidated entity in September 2008. We now manage ten sites, nine of which are equipped with FONAR UPRIGHT(R) MRI scanners. HMCA experienced an operating loss of $539,000 for the first six months of fiscal 2009 compared to operating loss of $548,000 for the first six months of fiscal 2008.

     HMCA cost of revenues decreased to $1.8 million for the second quarter of fiscal 2009 as compared to $2.0 million for the second quarter of fiscal 2008. HMCA cost of revenues for the first six months of fiscal 2009 decreased to $3.6 million as compared to $4.0 million for the first six months of fiscal 2008.

     As of June 22, 2007, an unrelated third party purchased the stock of the professional corporations owning the New York sites managed by HMCA, previously owned by Dr. Raymond V. Damadian, the President, Chairman of the Board, Chief Executive Officer and principal stockholder of Fonar. In connection with the sale, new management agreements were substituted for the existing management agreements, providing, however, for the same management services. The fees in fiscal 2009 are currently flat monthly fees in the aggregate amount of $578,500 per month. Dr. Damadian still owns the MRI facilities in Georgia and Florida managed by HMCA. No MRI facilities or other medical facilities are owned by the Company.

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

     The increase in our total net revenues of 5.7% from $10.7 million in the second quarter of fiscal 2008 to $11.3 million in the second quarter of fiscal 2009, was accompanied by a decrease of 27.3% in total costs and expenses from $14.6 million in the second quarter of fiscal 2008 compared to $10.6 million in the second quarter of fiscal 2009. As a result, our operating loss improved from $3.9 million in the second quarter of fiscal 2008 to an operating income of $701,000 in the second quarter of fiscal 2009.

     For the first six months of fiscal 2009 the consolidated revenues decreased by 6.6% to $18.1 from $19.4 million for the first six months of fiscal 2008 while the total costs and expenses decreased by 29.7% to $19.2 million for the first six months of fiscal 2009 from $27.3 million for the first six months of fiscal 2008. Our operating loss decreased from $8.0 million in the first six months of fiscal 2008 to $1.1 million in the first six months of fiscal 2009.

     Selling, general and administrative expenses decreased by 40.0% to $6.7 million in the first six months of fiscal 2009 from $11.2 million in the first six months of fiscal 2008, largely as a result of our aggressive cost cutting measures. There was no compensatory element of stock issuances, which is included in selling, general and administrative expenses, in the first six months of fiscal 2009 or 2008.

     Research and development expenses decreased by 27.2% to $1.8 million for the first six months of fiscal 2009 as compared to $2.5 million for the first six months of fiscal 2008.

     Interest expense in the first six months of fiscal 2009 decreased by 53.9% to $119,000 from $258,000 for the first six months of fiscal 2008 because of the repayment of existing debt.

     Inventories increased by 18.4% to $3.9 million at December 31, 2008 as compared to $3.3 million at June 30, 2008 representing the purchase of raw materials and components in our inventory to fill orders.

     Management fee and medical receivables decreased by 24.3% to $5.8 million at December 31, 2008 from $7.6 million at June 30, 2008, primarily due to collections on the Company's management fee receivables and the sale of a 92.3% interest of a consolidated entity, which included the receivables of such entity.

     The overall trends reflected in the results of operations for the first six months of fiscal 2009 are a decrease in revenues from product sales, as compared to the first six months of fiscal 2008 ($5.8 million for the first six months of fiscal 2009 as compared to $6.6 million for the first six months of fiscal
2008), and a decrease in MRI equipment segment revenues relative to HMCA revenues ($12.9 million or 71.1% from the MRI equipment segment as compared to $5.2 million or 28.9% from HMCA, for the first six months of fiscal 2009, as compared to $13.2 million or 68.2% from the MRI equipment segment and $6.2 million or 31.8%, from HMCA, for the first six months of fiscal 2008). In addition, unrelated party sales constituted 100% of our medical equipment product sales for the first six months of fiscal 2009 at $5.8 million and for the first six months of fiscal 2008 at $6.6 million.

     We are committed to continuing the improvement in our operating results we experienced in the first six months in fiscal 2009. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, including the availability of credit, payor reimbursement rates and policies, and unexpected expenditures or the timing of such expenditures, make it impossible to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Company's operating results.

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

     The UPRIGHT(R) MRI has also demonstrated its value for patients suffering from scoliosis. Scoliosis patients have been typically subjected to routine x-ray exams for years and must be imaged upright for an adequate evaluation of their scoliosis. Because the patient must be standing for the exam, an x-ray machine has been the only modality that could provide that service. The UPRIGHT(R) MRI is the only MRI scanner which allows the patient to stand during the MRI exam. Fonar has developed a new RF receiver and scanning protocol that for the first time allows scoliosis patients to obtain diagnostic pictures of their spines without the risks of x-rays. A recent study by the National 'Cancer Institute (2000) of 5,466 women with scoliosis reported a 70% increase in breast cancer resulting from 24.7 chest x-rays these patients received on the average in the course of their scoliosis treatment.

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

     The UCLA study by MRI of 1,302 back pain patients when they were UPRIGHT(R) and examined in a full range of flexion and extension positions made possible by FONAR's new UPRIGHT(R) technology established that significant "misses" of pathology were occurring with static single position MRI imaging. At L4-5, the vertebral level responsible for 49.8% of lumbar disc herniations, 35.1% of the spondylolistheses (vertebral instabilities) visualized by Dynamic(TM) Multi-Position(TM) MRI were being missed by static single position MRI (510 patients). Since this vertebral segment is responsible for the majority of all disc herniations, the finding may reveal a significant cause of failed back surgeries. The UCLA study further showed the "miss-rate" of vertebral instabilities by static only MRI was even higher, 38.7%, at the L3-4 vertebral segment. Additionally the UCLA study showed that MRI examinations of the cervical spine that did not perform extension images of the neck "missed" disc bulges 23.75% of the time (163 patients).

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

     In the future, we expect the FONAR 360(TM) to function as an interventional MRI. The enlarged room sized magnet and 360 degree access to the patient afforded by the FONAR 360(TM) permits surgeons to walk into the magnet and perform surgical interventions on the patient under direct MR image guidance. Most importantly the exceptional quality of the MRI image and its capacity to exhibit tissue detail on the image, can then be obtained real time during the procedure to guide the interventionalist. Thus surgical instruments, needles, catheters, endoscopes and the like could be introduced directly into the human body and guided directly to a malignant lesion using the MRI image. The number of inoperable lesions could be significantly reduced by the availability of this new FONAR technology. Most importantly treatment can be carried directly to the target tissue.

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

Liquidity and Capital Resources

     Cash, cash equivalents and marketable securities increased from $2.4 million at June 30, 2008 to $2.6 million at December 31, 2008. Marketable securities approximated $19,000 as of December 31, 2008, as compared to $1.1 million at June 30, 2008.

     Cash used in operating activities for the first six months of fiscal 2009 was $3.6 million. Cash used in operating activities was attributable to a decrease in customer advances of $1.4 million, a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $1.9 million and an increase in accounts, management fee and medical receivables of $1.1 million offset by an increase in other current liabilities of $637,000 and the net income of $331,000.

     Cash provided by investing activities for the first six months of fiscal 2009 was $5.0 million. The principal source of cash from investing activities during the first three months of fiscal 2009 consisted of proceeds from the sale of a consolidated subsidiary of $2.3 million, proceeds of $2.0 million from the prepayment by a debtor of a portion of a note receivable and sale of marketable securities of $1.1 million, offset by capitalized software and patent costs of $394,000.

     Cash used in financing activities for the first six months of fiscal 2009 was $105,000. The principal uses of cash in financing activities during the first six months of fiscal 2009 consisted of repayment of principal on long-term debt and capital lease obligations of $205,000, repayment of notes receivable from employee stockholders of $123,000 and distributions to holders of minority interests of $23,000.

     The Company's contractual obligations and the periods in which they are scheduled to become due are set forth in the following table:

                                 (000's OMITTED)

                                 Due in
                                  less         Due          Due          Due
Contractual                       Than 1      in 2-3       in 4-5       after 5
Obligation          Total         year         years        years        years
--------------   -----------   ----------   ----------   ----------   ----------

Long-term debt   $     565      $      39    $    --      $    --     $      526

Capital lease
 Obligations           359            105         245            9           --

Operating
   leases           12,459          2,072       3,715        3,604         3,068
                 -----------   ----------     --------    ---------   ----------
Total cash
Obligations      $  13,383      $   2,216    $  3,960     $  3,613    $    3,594
                 ==========    ==========     ========    =========   ==========

     Total liabilities decreased by 6.9% to $36.6 million at December 31, 2008 from $39.3 million at June 30, 2008. We experienced an increase in long-term debt and capital leases from $757,000 at June 30, 2008 to $780,000 at December 31, 2008 and an increase in accounts payable from $4.0 million at June 30, 2008 to $4.3 million at December 31, 2008, along with a decrease in billings in excess of costs and estimated earnings on uncompleted contracts from $5.8 million at June 30, 2008 to $3.9 million at December 31, 2008, and a decrease in customer advances from $14.3 million at June 30, 2008 to $12.8 million at December 31, 2008. Unearned revenue on service contracts increased from $5.2 million at June 30, 2008 to $6.2 million at December 31, 2008.

     As of December 31, 2008, the total of $8.0 million in other current liabilities included primarily accrued salaries and payroll taxes of $909,000, accrued interest of $757,000, accrued royalties of $623,000 and excise and sales taxes of $2.8 million.

     Our working capital deficit decreased from $16.0 million as of June 30, 2008 to $14.8 million as of December 31, 2008. This resulted from decrease in current liabilities ($38.0 million at June 30, 2008 as compared to $35.3 million at December 31, 2008, particularly a decrease in customer advances of $1.4 million ($14.3 million at June 30, 2008 as compared to $12.8 million at December 31, 2008), and a decrease in billings in excess of costs and estimated earnings on uncompleted contracts from $5.8 million at June 30, 2008 to $3.9 million at December 31, 2008; notwithstanding a decrease in current assets ($22.0 million at June 30, 2008 compared to $20.5 million at December 31, 2008) resulting primarily from a decrease in management fee receivable of $1.2 million ($6.4 million at June 30, 2008 compared to $5.2 million at December 31, 2008) and a decrease in current portion of notes receivable ($2.5 million at June 30, 2008 as compared to $500,000 at December 31, 2008), offset by an increase in accounts receivable of $1.3 million ($5.2 million at June 30, 2008 as compared to $6.5 million at December 31, 2008) and an increase in inventories of approximately $600,000 ($3.3 million at June 30, 2008 as compared to $3.9 million at December 31, 2008).

     Fonar has not committed to making additional capital expenditures in the 2009 fiscal year.

     Our business plan calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices.

     Our principal source of liquidity has been derived from revenues, as well as by the sale of marketable securities and cash provided by notes receivable. Also, in September 2008, the Company sold its 92.3% interest in a consolidated subsidiary and to a related third party and received proceeds of approximately $2.3 million. At December 31, 2008, we had a working capital deficit of $14.8 million. For the six months ended December 31, 2008, we had a net income of $331,000 which included non-cash charges of $1.6 million.

     The Company is focusing on increased marketing campaigns and distribution programs to increase the demand for Fonar's products. Management anticipates that Fonar's capital resources will improve as Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales. If we are not successful with our current marketing efforts to increase sales, then we could experience a shortfall in the cash necessary to sustain operations at their current levels.

     Although sales levels remained weak in fiscal 2009, we are continuing to focus our efforts on increased marketing campaigns, in particular, by expanding Fonar's utilization of internet advertising, and its cost effectiveness, as a vehicle for promoting our products and their unique features to the medical community, and displaying the high quality visualization they achieve of pathologies that can not be seen by recumbent only MRI technology. Management anticipates that Fonar's capital resources will improve if Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales. If we are not successful with our marketing efforts to increase sales and weak demand continues, we will experience a shortfall in cash, and it will be necessary to further reduce operating expenses in a manner or obtain funds through equity or debt financing in sufficient amounts to avoid the need to curtail our operations subsequent to December 31, 2009. Current economic credit conditions have contributed to a slowing business environment. Given such liquidity and credit constraints in the markets, the business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that we would be able to secure additional funds if needed and that if such funds were available, whether the terms or conditions would be acceptable to us. In such case, the reduction in operating expenses might need to be substantial in order for us to generate positive cash flow to sustain our operations.

     If we are unable to meet expenditures with revenues or financing then it will be necessary to reduce expenses further, or seek other sources of funds through the issuance of debt or equity financing in order to conduct operations as now conducted subsequent to December 31, 2009.

     For both business reasons and to maintain our listing on NASDAQ, we are continuing to seek equity financing sufficient to regain compliance with NASDAQ's minimum stockholders' equity requirement of $2.5 million. NASDAQ has granted our request to extend the time for us to do so until April 6, 2009.

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


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:There were no material changes in litigation for the first six months of fiscal 2009.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Submission of Matters to a Vote of Security Holders:

     On November 17, 2008, we held a combined Annual Meeting for fiscal 2008 and 2009. Raymond V. Damadian, Claudette J.V. Chan, Robert J. Janoff, Charles
     N. O'Data and Robert Djerejian were elected as Fonar Corporation's directors and Marcum & Kliegman LLP were ratified as Fonar's auditors by in excess of 95% of the votes cast in each case.

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

Dated:February 17, 2009