Form 10-Q
period 2009-03-31
FONAR CORP
filed 2009-05-19
CIK 355019

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  MARCH 31, 2009
                                                ----------------

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from       to
                                                    -----    -----
                         Commission file number 0-10248
                        --------------------------------

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check
one):     Large accelerated filer ___             Accelerated  filer ___
          Non-accelerated  filer  ___      Smaller reporting company _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ___ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

               Class                              Outstanding at April 30, 2009
-----------------------------------------         -----------------------------
Common Stock, par value $.0001                             4,904,275
Class B Common Stock, par value $.0001                           158
Class C Common Stock, par value $.0001                       382,513
Class A Preferred Stock, par value $.0001                    313,451

FONAR CORPORATION AND SUBSIDIARIES
INDEX


PART I - FINANCIAL INFORMATION                                      PAGE

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - March 31, 2009
     (Unaudited) and June 30, 2008

   Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2009 and
     March 31, 2008 (Unaudited)

   Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2009 and
     March 31, 2008 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Income (Loss) for the Three Months Ended
     March 31, 2009 and March 31, 2008 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Income (Loss) for the Nine Months Ended
     March 31, 2009 and March 31, 2008 (Unaudited)

   Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2009 and
     March 31, 2008 (Unaudited)


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

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                                   March 31,    June 30,
                                                            2009        2008
                                                        (UNAUDITED)
Current Assets:                                          ----------  ----------
  Cash and cash equivalents                              $    1,605  $    1,326

  Marketable securities                                          18       1,068

  Accounts receivable - net                                   5,206       4,689

  Accounts receivable - related parties - net                   619         469

  Medical receivables - net                                     555       1,228

  Management fee receivable - net                             4,051       5,040

  Management fee receivable - related medical
    practices - net                                           1,480       1,372

  Costs and estimated earnings in excess of
    billings on uncompleted contracts                           528           6

  Inventories                                                 3,793       3,256

  Current portion of advances and notes to related
    medical practices                                           193         214

  Current portion of notes receivable less discount
    for below market interest                                   509       2,508

  Prepaid expenses and other current assets                     409         811
                                                         ----------  ----------
        Total Current Assets                                 18,966      21,987
                                                         ----------  ----------

Property and equipment - net                                  3,152       3,933

Advances and notes to related medical practices - net           133         263

Notes receivable less discount for below market interest      1,912       2,297

Other intangible assets - net                                 4,896       4,810

Other assets                                                    574       1,936
                                                         ----------  ----------
        Total Assets                                     $   29,633  $   35,226
                                                         ==========  ==========

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)


                                                         March 31,   June 30,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    2009        2008
                                                        (UNAUDITED)
Current Liabilities:                                     ----------  ----------
  Current portion of long-term debt and
    capital leases                                       $      141  $      373
  Accounts payable                                            3,720       4,020
  Other current liabilities                                   8,045       8,316
  Unearned revenue on service contracts                       5,045       4,732
  Unearned revenue on service contracts - related parties       612         462
  Customer advances                                           7,871      12,804
  Customer advances - related party                             854       1,472
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                         5,133       5,773
                                                         ----------  ----------
      Total Current Liabilities                              31,421      37,952

Long-Term Liabilities:
  Due to related medical practices                               95          98
  Long-term debt and capital leases,
    less current portion                                        746         757
  Other liabilities                                             319         497
                                                         ----------  ----------
      Total Long-Term Liabilities                             1,160       1,352
                                                         ----------  ----------
      Total Liabilities                                      32,581      39,304
                                                         ----------  ----------
Minority interest                                                64         167
                                                         ----------  ----------

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED, except share data)

                                                         March 31,    June 30,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   2009         2008
  (continued)                                            (UNAUDITED)
                                                         ----------  ----------
STOCKHOLDERS' DEFICIENCY:

Class A non-voting preferred stock $.0001 par value;
1,600,000 authorized, 313,451 issued and outstanding
at March 31, 2009 and June 30, 2008                            -           -

Common Stock $.0001 par value; 30,000,000 shares
authorized at March 31, 2009 and June 30, 2008,
4,915,918 issued at March 31, 2009 and June 30, 2008
4,904,275 outstanding at March 31, 2009 and June 30, 2008         1           1

Class B Common Stock $ .0001 par value; 800,000
shares authorized, (10 votes per share), 158 issued
and outstanding at March 31, 2009 and June 30, 2008            -           -

Class C Common Stock $.0001 par value; 2,000,000 shares
authorized, (25 votes per share), 382,513 issued
and outstanding at March 31, 2009 and June 30, 2008            -           -

Paid-in capital in excess of par value                      172,276     172,276
Accumulated other comprehensive loss                       (     25)   (     73)
Accumulated deficit                                        (174,320)   (175,380)
Notes receivable from employee stockholders                (    269)   (    394)
Treasury stock, at cost - 11,643 shares of common stock
  at March 31, 2009 and June 30, 2008                      (    675)   (    675)
                                                         ----------  ----------
      Total Stockholders' Deficiency                       (  3,012)   (  4,245)
                                                         ----------  ----------
      Total Liabilities and Stockholders' Deficiency     $   29,633  $   35,226
                                                         ==========  ==========

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                         ----------------------
                                                            2009        2008
REVENUES                                                 ----------  ----------
  Product sales - net                                    $    6,156  $    2,348
  Service and repair fees - net                               2,291       2,515
  Service and repair fees - related parties - net               331         270
  Management and other fees - net                             1,736       2,110
  Management and other fees - related medical
    practices - net                                             742         828
                                                         ----------  ----------
     Total Revenues - Net                                    11,256       8,071
                                                         ----------  ----------
COSTS AND EXPENSES
  Costs related to product sales                              3,325       2,237
  Costs related to service and repair fees                      865       1,148
  Costs related to service and repair
    fees - related parties                                      125         123
  Costs related to management and other fees                  1,039       1,342
  Costs related to management and other
    fees - related medical practices                            686         751
  Research and development                                      872       1,189
  Selling, general and administrative                         3,219       4,311
  Provision (Credit) for bad debts                              363     (   309)
                                                         ----------  ----------
     Total Costs and Expenses                                10,494      10,792
                                                         ----------  ----------
Income (Loss) From Operations                                   762     ( 2,721)

Interest Expense                                            (    75)    (   105)
Investment Income                                                91         156
Interest Income - Related Parties                                 5           8
Other (Expense) Income                                      (    17)          1
Minority Interest in Income of Partnerships                    -        (    34)
Provision for Income Taxes                                  (    36)       -
                                                         ----------  ----------
NET INCOME (LOSS)                                        $      730  $  ( 2,695)
                                                         ==========  ==========
Net Income (Loss) Available to Common Stockholders       $      686  $   (2,695)
                                                         ==========  ==========
Basic Net Income (Loss) Per Common Share                 $     0.14  $    (0.55)
                                                         ==========  ==========
Diluted Net Income (Loss) Per Common Share               $     0.13  $    (0.55)
                                                         ==========  ==========
Basic and Diluted Income Per Share - Common C            $     0.04        -
                                                         ==========  ==========
Weighted Average Basic Shares Outstanding                 4,904,275   4,904,261
                                                         ==========  ==========
Weighted Average Diluted Shares Outstanding               5,031,779   4,904,261
                                                         ==========  ==========

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                       FOR THE NINE MONTHS ENDED
                                                               MARCH 31,
                                                         ----------------------
                                                            2009        2008
REVENUES                                                 ----------  ----------
  Product sales - net                                    $   11,975  $    8,940
  Service and repair fees - net                               6,936       7,444
  Service and repair fees - related parties - net               966         786
  Management and other fees - net                             5,518       6,354
  Management and other fees - related medical
    practices - net                                           2,181       2,739
  License fees and royalties                                  1,755       1,158
                                                         ----------  ----------
     Total Revenues - Net                                    29,331      27,421
                                                         ----------  ----------
COSTS AND EXPENSES
  Costs related to product sales                              7,590       8,566
  Costs related to service and repair fees                    2,696       3,546
  Costs related to service and repair
    fees - related parties                                      376         375
  Costs related to management and other fees                  3,316       3,898
  Costs related to management and other
    fees - related medical practices                          2,040       2,241
  Research and development                                    2,681       3,675
  Selling, general and administrative                         9,955      15,544
  Provision for bad debts                                     1,063         279
                                                         ----------  ----------
     Total Costs and Expenses                                29,717      38,124
                                                         ----------  ----------
Loss From Operations                                        (   386)    (10,703)

Interest Expense                                            (   193)    (   362)
Investment Income                                               236         531
Interest Income - Related Parties                                17          27
Other (Expense) Income                                      (    15)          7
Minority Interest in Income of Partnerships                 (    11)    (   208)
Gain on Sale of Investment                                     -            571
Gain on Sale of Consolidated Subsidiary                       1,448       3,395
Provision for Income Taxes                                  (    36)       -
                                                         ----------  ----------
NET INCOME (LOSS)                                        $    1,060  $  ( 6,742)
                                                         ==========  ==========

Net Income (Loss) Available to Common Stockholders       $      997  $   (6,742)
                                                         ==========  ==========
Basic Net Income (Loss) Per Common Share                 $     0.20  $    (1.38)
                                                         ==========  ==========
Diluted Net Income (Loss) Per Common Share               $     0.19  $    (1.38)
                                                         ==========  ==========
Basic and Diluted Income per share - Common C            $     0.05        -
                                                         ==========  ==========
Weighted Average Basic Common Shares Outstanding          4,904,275   4,895,907
                                                         ==========  ==========
Weighted Average Diluted Common Shares Outstanding        5,031,779   4,895,907
                                                         ==========  ==========

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(000'S OMITTED)


                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                         ----------------------
                                                            2009        2008
                                                         ----------  ----------
Net income (loss)                                        $      730  $   (2,695)

Other comprehensive (loss) income, net of tax:
    Unrealized (losses) gains on marketable securities,
      net of tax                                             (    1)         12
                                                         ----------  ----------
Total comprehensive income (loss)                        $      729  $   (2,683)
                                                         ==========  ==========

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(000'S OMITTED)


                                                       FOR THE NINE MONTHS ENDED
                                                               MARCH 31,
                                                         ----------------------
                                                            2009        2008
                                                         ----------  ----------
Net income (loss)                                        $    1,060  $  ( 6,742)

Other comprehensive income, net of tax:
    Unrealized gains on marketable securities,
      net of tax                                                 48          20
                                                         ----------  ----------
Total comprehensive income (loss)                        $    1,108  $  ( 6,722)
                                                         ==========  ==========

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)

                                                       FOR THE NINE MONTHS ENDED
                                                               MARCH 31,
                                                         ----------------------
                                                            2009        2008
                                                         ----------  ----------
Cash Flows from Operating Activities:
 Net income (loss)                                       $    1,060  $ (  6,742)
 Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
    Minority interest in income of partnerships                  11         208
    Depreciation and amortization                             1,297       1,727
    Provision for bad debts                                   1,063         279
    Stock issued for costs and expenses                        -            205
    Gain on sale of consolidated subsidiary                  (1,448)     (3,395)
    Gain on sale of investment                                 -         (  571)
    (Increase) decrease in operating assets, net:
       Accounts, management fee and medical receivable(s)    (1,093)     (3,351)
       Notes receivable                                         385         424
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                   (  522)      -
       Inventories                                           (  537)        788
       Prepaid expenses and other current assets                402      (  196)
       Other assets                                          (   17)     (   90)
       Advances and notes to related medical practices          151         139
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                      (  284)     (  294)
       Other current liabilities                                192       1,780
       Customer advances                                     (5,551)      4,729
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                   (  641)        113
       Other liabilities                                     (  178)        114
       Due to related medical practices                      (    2)       -
                                                         ----------  ----------
Net cash used in operating activities                        (5,712)     (4,133)
                                                         ----------  ----------

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)

                                                       FOR THE NINE MONTHS ENDED
                                                               MARCH 31,
                                                         ----------------------
                                                            2009        2008
                                                         ----------  ----------
Cash Flows from Investing Activities:
  Purchases of marketable securities                           -        (   765)
  Sales of marketable securities                              1,098       1,708
  Purchases of property and equipment                        (   20)    (   356)
  Costs of capitalized software development                  (  392)    (   426)
  Cost of patents                                            (  192)    (   113)
  Proceeds from note receivable                               2,000        -
  Proceeds from cash surrender value of life insurance        1,345        -
  Proceeds from sale of investment                             -            571
  Proceeds from sale of consolidated subsidiary               2,293       4,142
                                                         ----------  ----------
Net cash provided by investing activities                     6,132       4,761
                                                         ----------  ----------

Cash Flows from Financing Activities:
  Distributions to holders of minority interests             (   23)     (  117)
  Proceeds from long-term debt                                 -            265
  Repayment of borrowings and capital lease obligations      (  243)     (  200)
  Repayment of notes receivable from employee stockholders      125         128
                                                         ----------  ----------
Net cash (used in) provided by financing activities          (  141)         76
                                                         ----------  ----------

Net Increase in Cash and Cash Equivalents                       279         704

Cash and Cash Equivalents - Beginning of Period               1,326       1,470
                                                         ----------  ----------
Cash and Cash Equivalents - End of Period                $    1,605  $    2,174
                                                         ==========  ==========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on October 7, 2008 for the fiscal year ended June 30, 2008.

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

At March 31, 2009, the Company had a working capital deficit of approximately $12.5 million and a stockholders' deficiency of approximately $3.0 million. For the nine months ended March 31, 2009, the Company generated net income of approximately $1.1 million, which was due mainly to the improvement in the Company's operations and a gain of $1.4 million from the sale of a consolidated subsidiary. The Company has funded its cash flow deficit for the nine months ended March 31, 2009 through cash provided by the sale of marketable securities and other assets discussed above. In addition, during June 2008, the Company implemented a restructuring program, including a reduction of its workforce, across the board salary reductions, elimination of manufacturing facilities and restructuring of its diagnostic imaging management service business. Management estimates that the annualized savings related to these cost-cutting measures approximates $5,000,000.

Although sales levels remained weak in fiscal 2009, the Company has been profitable for two consecutive quarters and continues to focus its efforts on increased advertising and marketing campaigns, and distribution programs to strengthen the demand for its products and services. Management anticipates that its capital resources will improve if Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales. If the Company is not successful with its marketing efforts to increase sales and weak demand continues, the Company will experience a shortfall in cash over the next twelve months. If necessary, the Company will implement its plan to fund such a deficit which includes further reductions in operating expenses, sales of certain assets and loans from related parties together in an amount sufficient to continue as a going concern through March 31, 2010. Current economic credit conditions have contributed to a slowing business environment. Given such liquidity and credit constraints in the markets, the business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available, whether the terms or conditions would be acceptable to the Company. In such case, the further reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (UNAUDITED)


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

Earnings (Loss) Per Share
-------------------------

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with EITF 03-6, "Participating Securities and the Two-Class method under FASB Statement No. 128" ("EITF 03-6"), the Company's participating convertible securities, which include Class A Non-voting preferred stock, Class B common stock and Class C common stock, are not included in the computation of basic EPS for the nine months and three months ended March 31, 2008, because the participating securities do not have a contractual obligation to share in the losses of the Company. For the nine months and three months ended March 31, 2009, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of certain options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation was approximately 278,000 because they were antidilutive as a result of net losses for the three and nine months ended March 31, 2008. For the three and nine months ended March 31, 2009, the number of common shares potentially issuable upon the exercise of certain options of 138,000 have not been included in the computation of diluted EPS since the effect would be antidilutive.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share (Continued)
-------------------------------------

                                     Three months ended       Three months ended
                                       March 31, 2009           March 31, 2008
                                ----------------------------  ------------------
                                      (000's omitted, except per share data)

                                                     Class C
                                           Common    Common
Basic                             Total    Stock     Stock
------------------------------  --------  --------  --------
Numerator:
  Net income (loss) available
    to common stockholders      $   686   $   672   $    14       $  (2,695)
                                ========  ========  ========  ==================
Denominator:
  Weighted average
    shares outstanding                      4,904       383           4,904
                                          ========  ========  ==================
Basic income (loss)
  per common share                        $  0.14   $  0.04       $   (0.55)
                                          ========  ========  ==================

Diluted
------------------------------
Denominator:
  Weighted average
    shares outstanding            4,904     4,904       383           4,904
  Stock options                    -         -         -               -
  Warrants                         -         -         -               -
  Convertible Class C Stock         128       128      -               -
                                --------  --------  --------  ------------------
  Total Denominator for
    diluted earnings per share    5,032     5,032       383           4,904
                                ========  ========  ========  ==================
Diluted income (loss)
  per common share                        $  0.13   $  0.04       $   (0.55)
                                          ========  ========  ==================

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings (Loss) Per Share (Continued)
-------------------------------------

                                      Nine months ended       Nine months ended
                                        March 31, 2009          March 31, 2008
                                ----------------------------  -----------------
                                      (000's omitted, except per share data)

                                                     Class C
                                           Common    Common
Basic                             Total    Stock     Stock
------------------------------  --------  --------  --------
Numerator:
  Net income (loss) available
    to common stockholders      $   997   $   977   $    20       $  (6,742)
                                ========  ========  ========  =================
Denominator:
  Weighted average
    shares outstanding                      4,904       383           4,896
                                          ========  ========  =================
Basic income (loss)
  per common share                        $  0.20   $  0.05       $   (1.38)
                                          ========  ========  =================

Diluted
------------------------------
Denominator:
  Weighted average
    shares outstanding            4,904     4,904       383           4,896
  Stock options                    -         -         -               -
  Warrants                         -         -         -               -
  Convertible Class C Stock         128       128      -               -
                                --------  --------  --------  -----------------
  Total Denominator for
    diluted earnings per share    5,032     5,032       383           4,896
                                ========  ========  ========  =================
Diluted income (loss)
  per common share                        $  0.19   $  0.05       $   (1.38)
                                          ========  ========  =================


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

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2009
                                  (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

Effective   January  1,  2007,  the  Company  adopted  the  provisions  of  FASB
Interpretation No. 48, "Accounting of Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a corporate tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carry forward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48. In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest expense, net". Penalties if incurred would be recognized as a component of "General and administrative" expenses. The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2004. The adoption of the provisions of FIN 48 did not have a material impact on the Company's consolidated financial position and results of operations. As of March 31, 2009, no liability for unrecognized tax benefits was required to be recorded. The Company recognized a deferred tax asset of approximately $76 million as of March 31, 2009, primarily related to net operating loss carryforwards of approximately $165 million, available to offset future taxable income through 2028.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (UNAUDITED)


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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company will be required to report its noncontrolling interests as a separate component of stockholders' equity. The Company will also be required to present net income allocable to the noncontrolling interest and net income attributable to the stockholders of the Company separately in its consolidated statements of income. Currently, minority interests are reported as a liability in the Company's consolidated balance sheets and the related income attributable to the minority interests is reflected as an expense in arriving at net loss. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The Company has adopted SFAS No. 160 and it did not have any impact on the Company's consolidated financial statements

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)
--------------------------------------------

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No 133" ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged item affect an entity's financial position, financial performance and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company has adopted SFAS No. 161 and it did not have any impact on the Company's consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (UNAUDITED)


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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin ARB No. 51, Consolidated Financial Statements (SFAS No. 160) . SFAS No. 160 requires (i) that non-controlling (minority) interests be reported as a component of stockholders' equity, (ii) that net income attributable to the parent and to the non-controlling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value and, (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted SFAS No. 160 for our fiscal year beginning January 1, 2009, and the adoption did not have any impact on our consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 extends the disclosure requirements of SFAS 107 to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS 107's requirement to disclose the methods and significant assumptions used to estimate fair value. FSP FAS 107-1 and APB 28-1 is effective for our interim and annual periods commencing with our June 30, 2009 consolidated financial statements and will be applied on a prospective basis. We believe the adoption of FSP FAS 107-1 and APB 28-1 will not have a material impact on consolidated financial position, results of operations and cash flows.

In April 2009, the FASB issued SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (SFAS 107-1). SFAS 107-1 amends FASB No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. SFAS also amends APB Opinion No. 28, Interim Financial Reporting , to require those disclosures in summarized financial information at interim reporting periods. SFAS 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. We do not believe the adoption of this standard will have a material impact on our consolidated financial position, results of operations and cash flows.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the current year
presentation.   The  reclassifcations  did  not  have  any  effect  on  reported consolidated net losses for any periods presented.


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE

Medical Receivables
-------------------

The Company was assigned medical receivables valued at $11,775,000, in connection with the satisfaction of the management fees and termination fees related to a Termination and Replacement Agreement dated May 23, 2005. The balance of the net medical receivables as of March 31, 2009 was $555,000. As of March 31, 2009 and June 30, 2008, the Company recorded an allowance for doubtful accounts of $1,221,500 and $769,000, respectively, on these receivables.

Accounts Receivable and Management Fee Receivable
-------------------------------------------------

Receivables, net is comprised of the following at March 31, 2009:
                              (000's Omitted)

                                                  Allowance
                                    Gross         for doubtful
                                    Receivable    accounts        Net
                                    -----------   ------------    -----------
Receivables from equipment
sales and service contracts          $  6,773      $   1,567       $  5,206
                                    ===========   ============    ===========

Receivables from equipment
sales and service contracts-
related parties                      $  1,238      $     619       $    619
                                     =========    ============    ============

Management fee receivables           $  8,369      $   4,318       $  4,051
                                     =========    ============    ============

Management fee receivables from
related medical practices ("PC's")   $  3,858      $   2,378       $  1,480
                                     =========    ============    ============

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (UNAUDITED)


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE (CONTINUED)


Collection by the Company of its management fee receivables may be impaired by the uncollectibility of the PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 48% and 44% of the PC's net revenues for both the nine months ended March 31, 2009 and 2008, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related P.C.'s accounted for approximately 7.4% and 10.0% of the consolidated net revenues for the nine months ended March 31, 2009 and 2008, respectively. Product sales and service repair fees from related parties amounted to approximately 3.3% and 2.9% of consolidated net revenues for the nine months ended March 31, 2009 and 2008 respectively.

HMCA entered into a management agreement in September 2007 with Integrity Healthcare Management Inc ("Integrity"). Under the terms of the agreement, Integrity provided the billings and collections for HMCA's facilities as well as assist in the management of the facilities. Integrity was to receive as compensation an annual fee equal to one-half of the increase in the consolidated cash flow of HMCA and the facilities over the period from July 1, 2006 through June 30, 2007. The original term of the agreement was one year with an automatic year to year renewal, but may be terminated by either party without cause at the end of any year. During June 2008, HMCA terminated the agreement and no management fees were earned by Integrity. Integrity is a subsidiary of Health Diagnostics, LLC. The director of Health Diagnostics, LLC, Timothy Damadian, is a son of the President and Chief Executive Officer of Fonar, Dr. Raymond Damadian. Commencing with June 2008, however, the Company hired Health Diagnostics, LLC, the parent company of Integrity, to perform all billing and collection procedures on its behalf. The Company has agreed to pay 6% of all adjusted deposits for these services. Amounts charged to HMCA during the nine months ended March 31, 2009 under this agreement totaled $794,006. HMCA terminated the billing and collection agreement as of April 30, 2009.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (UNAUDITED)


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

Summarized statement of operations data for the three months ended March 31, 2009 and 2008 related to the unconsolidated medical practices managed by the Company is as follows:

                     (000's omitted) (Income Tax-Cash Basis)
                                   For the three months ended March 31,
                                             2009       2008
                                           --------   --------
                   Patient Revenue - Net   $ 3,936    $ 4,603
                                           ========   ========
                   Income from Operations  $   104    $   172
                                           ========   ========
                   Net  Income             $    87    $    55
                                           ========   ========

Summarized statement of operations data for the nine months ended March 31, 2009 and 2008 related to the unconsolidated medical practices managed by the Company is as follows:

                     (000's omitted) (Income Tax-Cash Basis)
                                   For the nine months ended March 31,
                                             2009       2008
                                           --------   --------
                   Patient Revenue - Net   $11,874    $12,955
                                           ========   ========
                   Loss from Operations    $(   31)   $(  306)
                                           ========   ========
                   Net  Loss               $(   83)   $(  698)
                                           ========   ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (UNAUDITED)


NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

                                 (000's omitted)

                                       March 31,  June 30,
                                         2009       2008
                                       ---------  ----------
                     Purchased parts,
                       components
                       and supplies     $ 2,587    $ 1,847
                     Work-in-process      1,206      1,409
                                        -------    -------
                                        $ 3,793    $ 3,256
                                       =========  ==========


NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES


     1)   Information relating to uncompleted  contracts as of March 31, 2009 is
          as follows:             (000's omitted)

     Costs incurred on uncompleted
          contracts                   $ 8,444
     Estimated earnings                 5,343
                                     ---------
                                       13,787
     Less: Billings to date            18,392
                                     ---------
                                      $(4,605)
                                     =========

Included in the accompanying condensed consolidated balance sheet at March 31, 2009 under the following captions:

     Costs and estimated earnings in excess of
       billings on uncompleted contracts             528
Less: Billings in excess of costs and estimated
       earnings on uncompleted contracts           5,133
                                                 --------
                                                 $(4,605)
                                                 ========

     2)   Customer advances consist of the following as of March 31, 2009:

                                                     Related
                                          Total      Party         Other
                                         --------    --------    --------
Total Advances                           $ 27,117    $    854    $ 26,263
Less: Advances
       on contracts under construction     18,392        -         18,392
                                         --------    --------    --------
                                         $  8,725    $    854    $  7,871
                                         ========    ========    ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (UNAUDITED)


NOTE 6 - OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

                                 (000's omitted)

                                   March 31,    June 30,
                                      2009          2008
                                   ---------    ---------
Royalties                          $   623      $   623
Accrued salaries, commissions
  and payroll taxes                  1,073          901
Accrued interest                       793          876
Litigation accruals                    193          193
Sales tax payable                    2,687        2,544
Legal and other professional fees      596          634
Accounting fees                        360          503
Insurance premiums                     177          410
Penalty - Sales tax                    657          632
Penalty  - 401k plan (see Note 11)     250          250
Other                                  636          750
                                   ---------    ---------
                                   $ 8,045      $ 8,316
                                   =========    =========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (UNAUDITED)


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

The following is the calculation of the gain on sale of the 92.3% interest in a consolidated subsidiary:

                                 (000's omitted)

      Selling Price - Net cash paid:                      $ 2,307

      Assets and liabilities sold:
            Cash                               $  14
            Management fee
                receivable -net                  917
            Property and
                 equipment - net                   1
            Other assets                          34
            Accounts payable                   (  16)
            Minority interest                  (  91)
      Subtotal                                   859
                                              -------
      Gain on sale of consolidated subsidiary             $ 1,448
                                                          ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (UNAUDITED)


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

The following is the calculation of the gain on sale of the 50% interest in a consolidated subsidiary:

                                 (000's omitted)
          Selling Price:                                   $ 4,500
          Less: Closing costs                               (  243)
          Selling Price - Net cash paid :                    4,257

          Assets sold:
                Cash                             $   114
                Management fee
                    receivable                     1,166
                Property and
                     equipment - net                  23
                Other assets                          15
                Minority interest                   (456)
          Subtotal                                             862
                                                           -------
          Gain on sale of consolidated subsidiary          $ 3,395
                                                           =======
Sale of Investment
------------------

On July 31, 2007, the Company sold its 20% equity interest in an unconsolidated entity (management company for a diagnostic center) to an unrelated third party. The selling price was $629,195. The Company realized a gain on the sale of the equity interest of $571,161.

The gain was calculated as follows:

                                 (000's omitted)
          Selling Price:                           $ 629
                Less: Closing costs                 ( 58)
          Selling Price - Net cash paid              571

          Cost Basis                                -

          Gain on sale of investment               $ 571
                                                   =====

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (UNAUDITED)


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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                 (000's omitted)

                                                       Management
                                                       of Diagnostic
                                            Medical    Imaging
                                            Equipment  Centers        Totals
                                            ---------  -------------  ----------
For the three months ended March 31, 2009:

Net revenues from external customers        $  8,778     $  2,478      $ 11,256
Inter-segment net revenues                  $    245     $   -         $    245
Income from operations                      $    816     $    (54)     $    762
Depreciation and amortization               $    262     $    168      $    430
Capital expenditures                        $    190     $     12      $    202


For the three months ended March 31, 2008:

Net revenues from external customers        $  5,133     $  2,938      $  8,071
Inter-segment net revenues                  $    208     $   -         $    208
Loss from operations                        $ (2,510)    $   (211)     $ (2,721)
Depreciation and amortization               $    353     $    230      $    583
Capital expenditures                        $    353     $     28      $    381

For the nine months ended March 31, 2009:

Net revenues from external customers        $ 21,632     $  7,699      $ 29,331
Inter-segment net revenues                  $    762     $   -         $    762
Income (Loss) from operations               $    207     $ (  593)     $   (386)
Depreciation and amortization               $    793     $    504      $  1,297
Capital expenditures                        $    588     $     16      $    604
Identifiable assets                         $ 17,630     $ 12,003      $ 29,633

For the nine months ended March 31, 2008:

Net revenues from external customers         $18,328     $  9,093      $ 27,421
Inter-segment net revenues                  $    662     $   -         $    662
Loss from operations                        $ (9,944)    $   (759)     $(10,703)
Depreciation and amortization               $  1,032     $    695      $  1,727
Capital expenditures                        $    793     $    102      $    895
Identifiable assets - June 30, 2008         $ 19,203     $ 16,022      $ 35,225

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (UNAUDITED)


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended March 31, 2009 and March 31, 2008, the Company paid $278,000 and $178,000 for interest, respectively.

The Company paid $36,000 and $0 for income taxes during the nine months ended March 31, 2009 and 2008, respectively.


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

Other Matters
-------------

In March 2007, the Company and New York State taxing authorities conducted a conference to discuss a sales tax matter to determine if certain sales transactions are subject to sales tax withholdings. In fiscal 2007, the Company recorded a provision of $250,000 to cover any potential tax liability including interest. This matter was settled in May of 2009 with no payment required by the Company. The Company will reverse the accrual for this matter in the quarter ended June 30, 2009.

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of March 31, 2009, the Company has recorded tax obligations of approximately $2,025,000 plus interest and penalties of approximately $1,310,000. The Company is in the process of determining the regulatory requirements in order to become compliant.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (UNAUDITED)


NOTE 10 - COMMITMENTS AND CONTINGENCIES Continued

NASDAQ Notice of Non-compliance
-------------------------------

The Company's stockholder's deficiency was $4.2 million as of June 30, 2008 and $3.0 million as of March 31, 2009. NASDAQ had granted the Company an extension to April 9, 2009 to evidence compliance with the minimum stockholders' equity requirement or minimum net income requirement for continued listing on the NASDAQ Capital Market. Although the Company was unable to raise the equity financing necessary to do so, the Company's common stock continues to be listed pending its appeal to the NASDAQ Listing and Hearing Review Council requesting an extension until after the filing of our Form 10-K for fiscal 2009 to demonstrate compliance with one or more of the continued listing requirements.


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


NOTE 12 - LIFE  INSURANCE


During the three months ended March 31, 2009, the Company borrowed $1.3 million against the cash surrender value of a whole life insurance policy on the life of the Company's Chief Executive Officer.


NOTE 13 - LICENSE FEES AND ROYALTIES


In July 2000, the Company entered into a non-exclusive sales representative agreement with an unrelated third party. The agreement requires the third party to sell at least two Fonar MRI scanners or if it does not, pay an amount equal to the Company's gross margin on the unsold MRI scanner(s). The third party has not sold any scanners in the past two contract years. The Company received the gross margin payment on two scanners of approximately $1.2 million in November 2007 and is shown in the Company's condensed consolidated statements of operations as revenue, license fees and royalties for the nine months ended March 31, 2008. The Company received the gross margin payment on one scanner of approximately $585,000 in November 2008 and applied a previously received deposit for two other scanners for a total of $1.8 million shown as license fees and royalties for the nine months ended March 31, 2009.

                       FONAR CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the nine month period ended March 31, 2009, we reported net income of $1.1 million on revenues of $29.3 million as compared to net loss of $6.7 million on revenues of $27.4 million for the nine month period ended March 31, 2008.

     For the three month period ended March 31, 2009, we reported net income of $730,000 on revenues of $11.3 million as compared to net loss of $2.7 million on revenues of $8.1 million for the three month period ended March 31, 2008.

     Overall, our revenues increased 7.0% from $27.4 million for the first nine months of fiscal 2008 to $29.3 million for the first nine months of fiscal 2009. Most significantly, revenues from product sales increased 33.9%, from $8.9 million for the first nine months of fiscal 2008 to $12.0 million for the first nine months of fiscal 2009. This sharp increase resulted from the Company's increased production activity in the filling of orders for our MRI scanners.

     Due to the increase in our revenues and a reduction of cost and expenses, our operating loss for the nine months ended March 31, 2009 was reduced as compared to the nine months ended March 31, 2008 (a $386,000 operating loss for the first nine months of fiscal 2009 as compared to a $10.7 million operating loss for the first nine months of fiscal 2008). The decrease in the operating loss was principally due to a decrease of 22.1% in our total costs and expenses, from $38.1 million for the first nine months of fiscal 2008 to $29.7 million for the first nine months of fiscal 2009. In order to reduce our net losses and demands on our cash and other liquid reserves, we instituted an aggressive program of cost cutting at the end of fiscal 2008 and the beginning of fiscal 2009. Costs and expenses were reduced in most categories but most significantly in our selling general and administrative expenses. Overall, there was a reduction of our selling, general and administrative expenses of 36%, from $15.5 million in the first nine months of fiscal 2008 to $10.0 million in the first nine months of fiscal 2009, resulting directly from our cost cutting program.

     In addition to the success of our cost cutting program in improving our operating performance, we also realized a gain on the sale in September 2008 of our 92.3% interest in a consolidated entity. We received proceeds of approximately $2.3 million and recognized a gain of approximately $1.4 million, which also improved our liquidity. The entity was engaged in the business of managing a MRI facility. The principal reason, however, for our net income for the first nine months of fiscal 2009 of $1.1 million as compared to our net loss for the first nine months of fiscal 2008 of $6.7 million, was due to the improvement in our operations.

     We also are monitoring the performance of our existing users in order to establish teams to assist underperforming customers improve their scan volume. In addition, we have held seminars to assist customers and the MRI Facilities managed by HMCA in their marketing efforts and are in the process of developing a web site to assist our customers in their marketing efforts.

     We implemented an aggressive program of cost cutting measures at the end of fiscal 2008 and the beginning of fiscal 2009. These measures include consolidating HMCA's office space with Fonar's office space, reductions in the size of our workforce, compensation and benefits, as well as across the board reduction of expenses.

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

     Trends in the third quarter of fiscal 2009 include an increase in product sales revenues, a decrease in service and repair fees, and management fees, as well as a decrease in our total costs and expenses, in particular in our selling, general and administrative expenses. We will continue to focus on our marketing efforts to improve sales performance in fiscal 2009. In addition, we will monitor our cost cutting program and will continue to reduce costs as necessary.

     For the three month period ended March 31, 2009, as compared to the three month period ended March 31, 2008, overall revenues from MRI product sales increased 162% ($6.2 million compared to $2.3 million).

     For the nine month period ended March 31, 2009, as compared to the nine month period ended March 31, 2008, overall revenues from MRI product sales increased 33.9% ($12.0 million compared to $8.9 million).

     Service revenues for the three month period ended March 31, 2009, as compared to the three month period ended March 31, 2008 decreased by 5.9% ($2.6 million compared to $2.8 million). Unrelated party service and repair fees decreased by 8.9% ($2.3 million compared to $2.5 million) and related party service and repair fees increased by 22.6% ($331,000 compared to $270,000). The reason for the decrease in unrelated party service and repair fees was attributable to several customers discontinuing operations because of economic conditions. We anticipate that there will be increases in service revenues as warranties on installed scanners expire over time.

     Service revenues for the nine month period ended March 31, 2009, as compared to the nine month period ended March 31, 2008 decreased by 4.0% ($7.9 million compared to $8.2 million). Unrelated party service and repair fees decreased by 6.8% ($6.9 million compared to $7.4 million) and related party service and repair fees increased by 22.9% ($966,000 compared to $786,000).

     There were approximately $3.4 million in foreign revenues for the first nine months of fiscal 2009 as compared to approximately $628,000 in foreign revenues for the first nine months of fiscal 2008, representing an increase in foreign revenues of 434%. The Company is making a concerted effort to increase foreign sales, most recently through its foreign distributors.

     Overall, for the first nine months of fiscal 2009, revenues for the medical equipment segment increased by 18.0% to $21.6 million from $18.3 million for the first nine months of fiscal 2008. The revenues generated by HMCA decreased, by 15.3%, to $7.7 million for the first nine months of fiscal 2009 as compared to $9.1 million for the first nine months of fiscal 2008.

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

     Costs related to product sales increased by 48.6% from $2.2 million in the third quarter of fiscal 2008 to $3.3 million in the third quarter of 2009, reflecting an increase in product sales revenues. The increase in costs by 48.6% was substantially less than the corresponding increase in MRI product sales revenues of 162%, however, primarily because we were able to both procure parts and components at lower costs and use parts and components in inventory having a lower cost basis. Costs related to providing service decreased by 22.1% from $1.3 million in the third quarter of fiscal 2008 to $1.0 million in fiscal 2009. The increase in product sales revenues resulted primarily from the Company's progress in filling its backlog of orders.

     Notwithstanding the increase in revenues from MRI product sales, costs related to product sales decreased by 11.4% from $8.6 million in the first nine months of fiscal 2008 to $7.6 million in the first nine months of 2009 because of our lower cost basis for parts and components. Costs related to providing service decreased by 21.7% from $3.9 million in the first nine months of fiscal 2008 to $3.1 million in fiscal 2009.

     Costs related to providing service and repairs decreased by 22.1% for the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 and by 21.7% for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008. We believe that an important factor in keeping service costs down is our ability to monitor the performance of customers' scanners from our facilities in Melville, New York, on a daily basis and to detect and repair any irregularities before more serious problems result. We also believe the low cost of providing service reflects the high quality of our products.

     Overall, the operating results for our medical equipment segment improved to an operating income of $207,000 for the first nine months of fiscal 2009 as compared to an operating loss of $9.9 million for the first nine months of fiscal 2008. This improvement resulted from an increase in product sales revenues and decreases in costs related to sales, research and development and, most significantly, selling, general and administrative expenses. The decrease in costs related to sales resulted from our ability to procure parts and components at lower costs and to use parts and components in inventory having a lower cost basis. The decrease in research and development expenditures, and selling, general and administrative expenses, resulted from our program of cost cutting measures, which included consolidating HMCA's office space with Fonar's office space, reductions in the size of our workforce, compensation and benefits, as well as an across the board reduction of expenses.

     HMCA revenues decreased in the third quarter of fiscal 2009 by 15.7% to $2.5 million from $2.9 million for the third quarter of fiscal 2008, and by 15.3% to $7.7 million for the first nine months of fiscal 2009 from $9.1 million for the first nine months of fiscal 2008, primarily because of the sale of its 92.3% interest in a previously consolidated entity in September 2008. We now manage ten sites, nine of which are equipped with FONAR UPRIGHT(R) MRI scanners. HMCA experienced an operating loss of $593,000 for the first nine months of fiscal 2009 compared to operating loss of $759,000 for the first nine months of fiscal 2008.

     HMCA cost of revenues decreased to $1.7 million for the third quarter of fiscal 2009 as compared to $2.1 million for the third quarter of fiscal 2008. HMCA cost of revenues for the first nine months of fiscal 2009 decreased to $5.4 million as compared to $6.1 million for the first nine months of fiscal 2008. The decrease in HMCA's cost of revenues was primarily the result of managing one less scanning center as a result of the sale of HMCA's 92.3% interest in a previously consolidated entity in September, 2008.

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

     Commencing upon the termination of this agreement, we hired Health Diagnostics, LLC, the parent company of Integrity, to perform all billing and collection procedures for HMCA's clients on HMCA's behalf. HMCA agreed to pay 6% of all adjusted deposits for these services. This agreement was terminated as of April 30, 2009, as HMCA sought to cut expenses and exercise direct control of the billing and collection of its clients' accounts.

     The increase in our total net revenues of 39.5% from $8.1 million in the third quarter of fiscal 2008 to $11.3 million in the third quarter of fiscal 2009, was accompanied by a decrease of 2.8% in total costs and expenses from $10.8 million in the third quarter of fiscal 2008 compared to $10.5 million in the third quarter of fiscal 2009. As a result, our income (loss) from operations changed from a loss of $2.7 million in the third quarter of fiscal 2008 to an operating profit of $762,000 in the third quarter of fiscal 2009.

     For the first nine months of fiscal 2009 the consolidated revenues increased by 7.0% to $29.3 from $27.4 million for the first nine months of fiscal 2008 while the total costs and expenses decreased by 22.1% to $29.7 million for the first nine months of fiscal 2009 from $38.1 million for the first nine months of fiscal 2008. Our operating loss decreased from $10.7 million in the first nine months of fiscal 2008 to $386,000 in the first nine months of fiscal 2009.

     Selling, general and administrative expenses decreased by 36.0% to $10.0 million in the first nine months of fiscal 2009 from $15.5 million in the first nine months of fiscal 2008, largely as a result of our aggressive cost cutting measures. There was no compensatory element of stock issuances, which is included in selling, general and administrative expenses, in the first nine months of fiscal 2009 or 2008.

     Research and development expenses decreased by 27% to $2.7 million for the first nine months of fiscal 2009 as compared to $3.7 million for the first nine months of fiscal 2008.

     Interest expense in the first nine months of fiscal 2009 decreased by 46.7% to $193,000 from $362,000 for the first nine months of fiscal 2008 because of the repayment of existing debt.

     Inventories increased by 16.5% to $3.8 million at March 31, 2009 as compared to $3.3 million at June 30, 2008 representing the purchase of raw materials and components in our inventory to fill orders.

     Management fee and medical receivables decreased by 20.3% to $6.1 million at March 31, 2009 from $7.6 million at June 30, 2008, primarily due to collections on the Company's management fee receivables and the sale of a 92.3% interest of a consolidated entity in September 2008, which included the receivables of such entity.

     The overall trends reflected in the results of operations for the first nine months of fiscal 2009 are an increase in revenues from product sales, as compared to the first nine months of fiscal 2008 ($12.0 million for the first nine months of fiscal 2009 as compared to $8.9 million for the first nine months of fiscal 2008), and an increase in MRI equipment segment revenues relative to HMCA revenues ($21.6 million or 73.8% from the MRI equipment segment as compared to $7.7 million or 26.2% from HMCA, for the first nine months of fiscal 2009, as compared to $18.3 million or 66.8% from the MRI equipment segment and $9.1 million or 33.2%, from HMCA, for the first nine months of fiscal 2008). In addition, unrelated party sales constituted 100% of our medical equipment product sales for the first nine months of fiscal 2009 at $12.0 million and for the first nine months of fiscal 2008 at $8.9 million.

     We are committed to continuing the improvement in our operating results we experienced in the first nine months in fiscal 2009. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, including the availability of credit, payor reimbursement rates and policies, and unexpected expenditures or the timing of such expenditures, make it impossible to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Company's operating results.

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

     The UPRIGHT(R) MRI has also demonstrated its value for patients suffering from scoliosis. Scoliosis patients have been typically subjected to routine x-ray exams for years and must be imaged upright for an adequate evaluation of their scoliosis. Because the patient must be standing for the exam, an x-ray machine has been the only modality that could provide that service. The UPRIGHT(R) MRI is the only MRI scanner which allows the patient to stand during the MRI exam. Fonar has developed a new RF receiver and scanning protocol that for the first time allows scoliosis patients to obtain diagnostic pictures of their spines without the risks of x- rays. A recent study by the National 'Cancer Institute (2000) of 5,466 women with scoliosis reported a 70% increase in breast cancer resulting from 24.7 chest x-rays these patients received on the average in the course of their scoliosis treatment. The UPRIGHT(R) MRI examination of scoliosis enables the needed imaging evaluation of the degree of spine scoliosis without exposing the patient to the risk of breast cancer from x-radiation. Currently scoliosis affects more than 3,000,000 American women.

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

     In the future, we expect the Fonar 360(TM) to function as an interventional MRI. The enlarged room sized magnet and 360o access to the patient afforded by the Fonar 360(TM) permits surgeons to walk into the magnet and perform surgical interventions on the patient under direct MR image guidance. Most importantly the exceptional quality of the MRI image and its capacity to exhibit tissue detail on the image, can then be obtained real time during the procedure to guide the interventionalist. Thus surgical instruments, needles, catheters, endoscopes and the like could be introduced directly into the human body and guided directly to a malignant lesion using the MRI image. The number of inoperable lesions could be significantly reduced by the availability of this new FONAR technology. Most importantly treatment can be carried directly to the target tissue.

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

Liquidity and Capital Resources

     Cash, cash equivalents and marketable securities decreased from $2.4 million at June 30, 2008 to $1.6 million at March 31, 2009. Marketable securities approximated $18,000 as of March 31, 2009, as compared to $1.1 million at June 30, 2008.

     Cash used in operating activities for the first nine months of fiscal 2009 was $5.7 million. Cash used in operating activities was attributable to a decrease in customer advances of $5.6 million, a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $641,000 and an increase in accounts, management fee and medical receivables of $1.1 million offset by a decrease in notes receivable of $385,000 and the net income of $1.1 million.

     Cash provided by investing activities for the first nine months of fiscal 2009 was $6.1 million. The principal source of cash from investing activities during the first nine months of fiscal 2009 consisted of proceeds from the sale of a consolidated subsidiary of $2.3 million, proceeds of $2.0 million from the prepayment by a debtor of a portion of a note receivable and sale of marketable securities of $1.1 million, offset by capitalized software and patent costs of $584,000.

     Cash used in financing activities for the first nine months of fiscal 2009 was $141,000. The principal uses of cash in financing activities during the first nine months of fiscal 2009 consisted of repayment of principal on long-term debt and capital lease obligations of $243,000, repayment of notes receivable from employee stockholders of $125,000 and distributions to holders of minority interests of $23,000.

     The Company's contractual obligations and the periods in which they are scheduled to become due are set forth in the following table:

                                 Due in
                                  less         Due          Due          Due
Contractual                       Than 1      in 2-3       in 4-5       after 5
Obligation          Total         year         years        years        years
--------------   -----------   ----------   ----------   ----------   ----------

Long-term debt   $     545      $      22    $    --      $    --     $      523

Capital lease
 Obligations           342            119         223          --             --

Operating
   leases           11,512          1,731       3,732        3,517         2,532
                 -----------   ----------     --------    ---------   ----------
Total cash
Obligations      $  12,399      $   1,872    $  3,955     $  3,517    $    3,055
                 ==========    ==========     ========    =========   ==========

     Total liabilities decreased by 17.1% to $32.6 million at March 31, 2009 from $39.3 million at June 30, 2008. We experienced an decrease in long-term debt and capital leases from $757,000 at June 30, 2008 to $746,000 at March 31, 2009 and a decrease in accounts payable from $4.0 million at June 30, 2008 to $3.7 million at March 31, 2009, along with a decrease in billings in excess of costs and estimated earnings on uncompleted contracts from $5.8 million at June 30, 2008 to $5.1 million at March 31, 2009, and a decrease in customer advances from $14.3 million at June 30, 2008 to $8.7 million at March 31, 2009. Unearned revenue on service contracts increased from $5.2 million at June 30, 2008 to $5.7 million at March 31, 2009.

     As of March 31, 2009, the total of $8.0 million in other current liabilities included primarily accrued salaries and payroll taxes of $1.1 million, accrued interest of $792,000, accrued royalties of $623,000 and excise and sales taxes of $2.7 million.

     Our working capital deficit decreased from $16.0 million as of June 30, 2008 to $12.5 million as of March 31, 2009. This resulted from decrease in current liabilities ($38.0 million at June 30, 2008 as compared to $31.4 million at March 31, 2009, particularly a decrease in customer advances of $5.6 million ($14.3 million at June 30, 2008 as compared to $8.7 million at March 31, 2009), and a decrease in billings in excess of costs and estimated earnings on uncompleted contracts from $5.8 million at June 30, 2008 to $5.1 million at March 31, 2009; notwithstanding a decrease in current assets ($22.0 million at June 30, 2008 compared to $19.0 million at March 31, 2009) resulting primarily from a decrease in management fee receivable of $881,000 ($6.4 million at June 30, 2008 compared to $5.5 million at March 31, 2009) and a decrease in current portion of notes receivable ($2.5 million at June 30, 2008 as compared to $509,000 at March 31, 2009), offset by an increase in accounts receivable of $667,000 ($5.2 million at June 30, 2008 as compared to $5.8 million at March 31,
2009) and an increase in inventories of approximately $537,000 ($3.3 million at June 30, 2008 as compared to $3.8 million at March 31, 2009).

     Fonar has not committed to making additional capital expenditures in the 2009 fiscal year.

     Our business plan calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices.

     Our principal source of liquidity has been derived from revenues, as well as by the sale of marketable securities and cash provided by notes receivable. Also, in September 2008, the Company sold its 92.3% interest in a consolidated subsidiary and to a related third party and received proceeds of approximately $2.3 million. In addition, during the third quarter of fiscal 2009, the Company received $1.3 million from loans it made against the cash value of certain life insurance policies. At March 31, 2009, we had a working capital deficit of $12.5 million. For the nine months ended March 31, 2009, we had a net income of $1.1 million which included non-cash charges of $2.4 million.

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

     Although sales levels remained weak in fiscal 2009, the Company has been profitable for two consecutive quarters; we are continuing to focus our efforts on increased marketing campaigns, in particular, by expanding Fonar's utilization of internet advertising as a vehicle for promoting our products and their unique features to the medical community and displaying the high quality visualization they achieve of pathologies that can not be seen by recumbent only MRI technology. Management anticipates that Fonar's capital resources will improve if Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales. If we are not successful with our marketing efforts to increase sales and weak demand continues, we will experience a shortfall in cash over the next twelve months. If necessary, the Company will implement its plan to fund such a deficit which includes further reductions in operating expenses, sales of certain assets and loans from related parties together in an amount sufficient to continue as a going concern through March 31, 2010. Current economic credit conditions have contributed to a slowing business environment. Given such liquidity and credit constraints in the markets, the business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that we would be able to secure additional funds if needed and that if such funds were available, whether the terms or conditions would be acceptable to us.

     NASDAQ had granted Fonar an extension to April 9, 2009 to evidence compliance with the minimum stockholders' equity requirement for continued listing on the NASDAQ Capital Market. Although Fonar was unable to raise the equity financing necessary to do so, Fonar's common stock continues to be listed pending its appeal to the NASDAQ Listing and Hearing Review Council. Fonar is requesting an extension until after the filing of its form 10-K for fiscal 2009 to demonstrate compliance with one or more of the continued listing requirements.

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

                       FONAR CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:There were no material changes in litigation for the first nine months of fiscal 2009.

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

                                           FONAR CORPORATION
                                           (Registrant)

                                           By:  /s/ Raymond V. Damadian
                                                  Raymond V. Damadian
                                                  President & Chairman
Dated:May 18, 2009