Form 10-K
period 2009-06-30
FONAR CORP
filed 2009-10-05
CIK 355019

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                             _____________________

                                    FORM 10-K
                              _____________________

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 [Fee Required]
                     For the fiscal year ended June 30, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ___ No _X_

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___ No _X_

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

The aggregate market value of the shares of Common Stock held by non-affiliates as of December 31, 2008 based on the closing price of $0.83 per share on such date as reported on the NASDAQ System, was approximately $4.0 million. The other outstanding classes do not have a readily determinable market value.

As of September 30, 2009, 4,906,275 shares of Common Stock, 158 shares of Class B Common Stock, 382,513 shares of Class C Common Stock and 313,451 shares of Class A Non-voting Preferred Stock of the registrant were outstanding.

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

We are vigorously promoting sales of the Upright(R) MRI which we regard as our most promising product. The market for the Upright(R) shows strong progress. Revenues recognized from the sale of Upright(R) MRI scanners increased in fiscal 2009 by 48.3% over fiscal 2008 from approximately $11.2 million in fiscal 2008 to approximately $16.6 million in fiscal 2009. The following chart shows the revenues attributable to our different model scanners for the fiscal years ended June 30, 2008 and June 30, 2009. Note that we recognize revenue on a percentage of completion basis. Accordingly, revenue is recognized as each sub-assembly of a scanner is manufactured. Consequently the revenues for a fiscal period do not necessarily relate to orders placed in that period.

                                     Revenues Recognized
               Model             Fiscal 2008     Fiscal 2009
               -------------     -----------     -----------
               Upright(R)        $11,203,688     $16,617,352
               Fonar 360(TM)     $         0     $         0
               Other             $         0     $    65,965

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

The Upright(R) MRI is a whole-body open MRI system that enables positional MRI (pMRI(R)) applications, such as weight-bearing MRI studies. Operating at a magnetic field strength of 0.6 Tesla, the scanner is a powerful, diagnostically versatile and cost-effective open MRI that provides a broad range of clinical capabilities and a complete set of imaging protocols. Patients can be scanned standing, bending, sitting, upright at an intermediate angle or in any of the conventional recumbent positions. This multi-positional MRI system accommodates an unrestricted range of motion for flexion, extension, lateral bending, and rotation studies of the cervical (upper)and lumbar (lower) spine. Previously difficult patient scanning positions can be achieved using the system's MRI-compatible, three-dimensional, motorized patient handling system. Patients, lying horizontally, are placed into the magnet in the conventional manner. The system's lift and tilt functions then deliver the targeted anatomical region to the center of the magnet. The ceiling and floor are recessed to accommodate the full vertical travel of the table. True image orientation is assured, regardless of the rotation angle, via computer read- back of the table's position. Spines and extremities can be scanned in weight- bearing states; brains can be scanned with patients either standing or sitting.

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

The Upright(R) MRI has also demonstrated its value for patients suffering from scoliosis. Scoliosis patients have been typically subjected to routine x-ray exams for years and must be imaged upright for an adequate evaluation of their scoliosis. Because the patient must be standing for the exam, an x-ray machine has been the only modality that could provide that service. The Upright(R) MRI, is the only MRI scanner which allows the patient to stand during the MRI exam. Fonar has developed a new RF receiver and scanning protocol that for the first time allows scoliosis patients to obtain diagnostic pictures of their spines without the risks of x-rays. A recent study by the National Cancer Institute
(2000) of 5,466 women with scoliosis reported a 70% increase in breast cancer resulting from 24.7 chest x-rays these patients received on the average in the course of their scoliosis treatment.

The Upright(R) MRI is exceptionally open, making it the most non-claustrophobic whole-body MRI scanner. Patients can walk into the magnet, stand or sit for their scans and then walk out. From the patient's point of view, the magnet's front-open and top-open design provides an unprecedented degree of comfort because the scanner allows the patient an unobstructed view of the scanner room from inside the magnet, and there is nothing in front of one's face or over one's head. The only thing in front of the patient's face during the scan is a very large (42") panoramic TV (included with the scanner) mounted on the wall. The bed is tilted back five degrees to stabilize a standing patient. Special coil fixtures, a patient seat, Velcro straps, and transpolar stabilizing bars are available to keep the patient comfortable and motionless throughout the scanning process.

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

During fiscal 2009, sales of our Upright(R) MRI scanners accounted for approximately 41.8% of our total revenues and 56.4% of our medical equipment revenues, as compared to 31.5% of total revenues and 47.6% of medical equipment revenues in fiscal 2008. These sales show the market penetration being achieved by the Upright(R) MRI scanner.

During fiscal 2009 and fiscal 2008, we had no revenues attributable to sales of our Fonar 360(TM) scanner.

Our principal selling, marketing and advertising efforts have been focused on the Upright(R) MRI, which we believe is a particularly unique product, being the only MRI scanner which is both open and allows for weight bearing imaging. Since we perceive that the Upright(R) MRI is successfully penetrating the market and enabled us to achieve profitability in fiscal 2009, we expect to continue our focus on the Upright(R) MRI in the immediate future, notwithstanding the losses incurred in fiscal 2008. We are optimistic that the Fonar 360(TM) and our other products and works in progress will also contribute to increased product sales.

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

Our internal sales force handles the domestic market, although we also have non-exclusive domestic independent sales representatives. We continue to use independent manufacturer's representatives and distributors for foreign markets. In addition to its internal domestic sales force, Fonar and General Electric Medical Systems, a division of General Electric Company, have entered into an arrangement pursuant to which General Electric Medical Systems is an independent manufacturer's representative for Fonar's Upright(R) MRI scanner in the domestic market as well. Neither General Electric nor any of Fonar's other competitors, however, are entitled to make the Upright(R) MRI scanner. In August 2007, Fonar engaged the services of a second independent sales representative to focus on spine surgeons or groups of spine surgeons pre-approved by Fonar who have a pre-existing relationship with the sales representative.

Fonar's Website includes interactive product information for reaching customers. We plan to commence an online program for providing demonstrations of our products to potential customers on an international basis.

Fonar has exhibited its new products at the annual meeting of the Radiological Society of North America ("RSNA") in Chicago from November 1995 through 2007 and plans to attend RSNA meetings in future years. The RSNA meeting is attended by radiologists from all over the world. Most manufacturers of MRI scanners regularly exhibit at this meeting.

Fonar has targeted orthopedic surgeons and neurosurgeons, particularly spine surgeons, as important markets for the Upright(R) MRI. Accordingly, Fonar has exhibited at annual meetings of The American Academy of Orthopaedic Surgeons
(AAOS); the North American Spine Society (NASS); the American Association of Neurological Surgeons (AANS); and the Congress of Neurological Surgeons (CNS). In addition, in 2007, Fonar attended the Global Health Care Expansion Congress and the Abu Dahabi International Surgical Conference abroad.

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

Fonar's advertising strategy has been designed to reach key purchasing decision makers with information concerning our flagship product, the Upright(R) MRI. This has led to many inquires and to some sales of the Upright(R) MRI scanner and is intended to increase Fonar's presence in the medical market. Fonar's advertising has been directed at four target audiences: neurosurgeons, orthopaedic surgeons, radiologists and physicians in general.

     1) Neurosurgeons and Orthopaedic Surgeons: These are the surgeons who can most benefit from the superior diagnostic benefits of the Fonar Upright(R) MRI with its Multi-Position(TM) diagnostic ability. Advertisements to them have appeared in the journal Spine, The Journal of Neurosurgery, and the Journal of the American Academy of Orthopedic Surgery.

     2) Radiologists: This segment of the campaign is aimed at the physicians who now have a new modality to offer their referring physicians. Our advertisements directed to them have appeared in Radiology and Diagnostic Imaging.

     3) All Physicians: These advertising efforts have been directed to the total physician audience, so that the vast number of doctors who send patients for MRI's are aware of the diagnostic advantages of the Fonar Upright(R) Multi-Position(TM) MRI. Advertisements directed to this audience have appeared in the Journal of the American Medical Association, which has a readership of over 350,000 physicians.

This advertising has featured a series of compelling messages. One advertisement pointed out that the AMA book, Guides to the Evaluation of Permanent Impairment, indicates that diagnosis must be performed upright in flexion and extension. Another advertisement was educational and headlined, "Discover the power of Upright Imaging". Fonar realizes that peer-to-peer communications is the most powerful way to speak to physicians. Consequently, testimonials from surgeons and radiologists have been used to promote our Upright(R) MRI scanner. The first such advertisement featured five surgeons and two radiologists, explaining the Multi- Position(TM) diagnostic benefits of the Fonar Upright(R) MRI scanner to them. Another advertisement featured a leading radiologist, telling why he bought 12 Fonar Upright(R) MRI scanners and planned to buy more.

Most recently, we have commenced a telemarketing campaign for the purpose of reaching prospective customers beyond the reach of our existing sales force, so they can be made aware of the medical benefits of Fonar's new Upright(R) MRI imaging technology.

We have an extensive advertising effort on Google, Yahoo and Bing Search Marketing. Enter relevant terms, such as "mri" or "mri for back pain", and an ad for Fonar will very likely appear in the paid search listings on the right side of the results page or along the top of it.

Also, our new advertising for HMCA also serves as advertising for Fonar MRI scanners. We are increasing internet awareness of and driving patient traffic to the Upright(R) scanning centers we manage, by installing new Websites for every location and embarking on a new internet advertising campaign. These websites and advertising give prospective customers of Upright(R) MRI scanners a view of operating Upright(R) MRI centers and the benefits of using an Upright(R) MRI scanner. The success of HMCA-managed sites not only increases management fees to HMCA but encourages new sales for Fonar as well.

To meet the demand for high field open MRI scanners, Fonar plans to devote its principal efforts to marketing the Upright(R) MRI. The Upright(R) MRI is the only scanner in the industry that has the unique capability of scanning patients under weight-bearing conditions and in various positions of pain or other symptoms. In addition we will continue to market our Fonar 360(TM) MRI scanners. Utilizing a 6000 gauss (0.6 Tesla field strength) iron core electromagnet, the Upright(R) MRI and Fonar 360(TM) scanner magnets are among the highest field "open MRI" scanners in the industry. Announcements in the press have reported the occurrence of MRI scanner explosions secondary to entrapped helium gas evaporating from the liquid helium that circulates in conventional MRI scanners to refrigerate the super-conducting wire generating the magnet fields of these magnets. Fonar's Upright(R) MRI magnet does not utilize liquid Helium and is free of this liability as is the Fonar 360(TM).

The Upright(R) MRI is also suited to fill a demand for better diagnoses of scoliosis patients, who must be standing for the exam. Scoliosis patients are typically subjected to routine x-ray exams for years. In the past, an x-ray machine was the only modality that could provide that service. Typical MRI scanners cannot provide this service because the patient cannot stand up inside of them. The Fonar Upright(R) MRI scanner is the only MRI scanner which allows the patient to stand during the exam. The Fonar Upright(R) Scanner avoids radiation of the x-ray machines currently used for scoliosis, which have been reported by the National Cancer Institute to cause a 70% increase in the risk of breast cancer. Other important new applications are Upright(R) imaging of the pelvic floor and abdomen to image prolapses and inguinal hernias. Fonar has also developed the first non-invasive method to image the prostate: the patient simply sits on a flat, seat-like coil.

We also will seek to introduce new MRI applications for our scanners such as MRI-directed interventions.

Our areas of operations are principally in the United States. During the fiscal year ended June 30, 2009, 13.2% of the Company's revenues were generated by foreign sales, as compared to 2.4% for fiscal 2008.

We are seeking to promote foreign sales and have sold scanners in various foreign countries. Foreign sales, however, have not yet proved to be a significant source of revenue.

SERVICE AND UPGRADES FOR MRI SCANNERS

Our customer base of installed scanners has been and will continue to be an additional source of income, independent of direct sales.

Income is generated from the installed base in two principal areas namely, service and upgrades. Service and maintenance revenues from our external installed base were approximately $10.5 million in fiscal 2009 and $11.0 million in fiscal 2008. We expect service revenues to continue to increase as warranties expire on previously sold scanners, and the customers then enter into service contracts.

We also anticipate that our new scanners will result in upgrades income in future fiscal years. The potential for upgrades income, particularly in the form of new patient supporting upright imaging fixtures and receiver coils, originates in the versatility and productivity of the new Upright(R) Imaging technology. New medical uses for MRI technology are constantly being discovered and are anticipated for the Upright(R) Imaging technology as well. New features can often be added to the scanner by the implementation of little more than versatile new software packages. For example, software can be added to existing MRI angiography applications to synchronize angiograms with the cardiac cycle. By doing so the dynamics of blood vessel filling and emptying can be visualized with movies. Such enhancements are attractive to end users because they extend the useful life of the equipment and enable the user to avoid obsolescence and the expense of having to purchase new equipment. At the present time, however, upgrade revenue is not significant. We had no upgrade revenue in fiscal 2009 and fiscal 2008.

Service and upgrade revenues are expected to increase as sales of scanners and the size of the customer base increases.

RESEARCH AND DEVELOPMENT

During the fiscal year ended June 30, 2009, we incurred expenditures of $4,085,177, $491,707 of which was capitalized, on research and development, as compared to $5,463,963, $457,372 of which was capitalized during the fiscal year ended June 30, 2008.

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

BACKLOG

Our backlog of unfilled orders at September 30, 2009 was approximately $25.7 million, as compared to $36.5 million at September 26, 2008. It is expected that a substantial portion of the existing backlog of orders will be filled within the 2010 fiscal year. Our contracts generally provide that if a customer cancels an order, the customer's initial down payment for the MRI scanner is nonrefundable.

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

We have significantly enhanced our patent position within the industry and now possesses a substantial patent portfolio which provides us, under the aegis of United States patent law, "the exclusive right to make, use and sell" many of the scanner features which Fonar pioneered and which are now incorporated in most MRI scanners sold by the industry. As of June 30, 2009, Fonar had 153 patents issued and approximately 50 patents pending. A number of Fonar's existing patents specifically relate to protecting Fonar's position in the high-field iron frame open MRI market. The patents further enhance Dr. Damadian's pioneer patent, the 1974 Patent, that initiated the MRI industry and provided the original invention of MRI scanning. The 153 issued patents extend to various times up to 2027.

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

Fonar expects to be the leader Upright(R) Multi-Position(TM) MRI for providing dynamic visualization of body parts such as the spine and other joints as well as dynamic visualization of the heart in its upright position when it is sustaining its full normal physiological load. No companies possess the patented Upright(R) MRI technology or the Fonar 360(TM)'s 360 degree full access interventional technology.

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

To date, Fonar has been able to comply with all foreign regulatory requirements applicable to its export sales.

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

Deficit Reduction Act

The Deficit Reduction Act, among other things, limits reimbursements for MRI scans performed at MRI facilities. We believe that these limitations may be having a general negative impact on the market for MRI scanners, but believe that the unique capabilities of our products should counter any such effect on Fonar as our marketing and advertising campaigns reach prospective customers. Our Upright(R) MRI is the only MRI scanner which enables patients to be scanned in a weight bearing position and the Fonar 360(TM) MRI is the only MRI scanner which allows complete unobstructed 360 degree* access to the patient.

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

HMCA currently manages 10 MRI facilities. In April 2003, HMCA sold the portion of its business which managed primary care medical practices, and in July 2005, HMCA sold the portion of its business engaged in the management of physical therapy and rehabilitation practices. This was the result of HMCA's decision to focus on management of MRI facilities, the business in which HMCA is most experienced. For the 2009 fiscal year, the revenues HMCA recognized from the MRI facilities were $10.3 million. For the 2008 fiscal year, the revenues HMCA recognized from the MRI facilities were $12.0 million.

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

The purchase price under the asset purchase agreement was $6.6 million, payable pursuant to a promissory note in 120 monthly installments commencing on August 28, 2005. The first twelve installments were interest only and the remaining 108 payments consisted of equal installments of principal and interest in the amount of $76,014 each. The note is subject to prepayment provisions to the extent Health Plus resells all or part of the assets and business or utilizes the assets sold as collateral in any debt financing.

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

4. Billing and Collections. HMCA is responsible for the billing and collection of revenues from third-party payors including those governed by no-fault and workers' compensation statutes. HMCA is presently using a third party to perform its billing and collection services for its clients' no-fault and workers' compensation scanning business.

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

As of June 22, 2007, Dr. Robert Diamond purchased the stock of the professional corporations owning the eight New York sites managed by HMCA, previously owned by Dr. Raymond V. Damadian, the President, Chairman of the Board and principal stockholder of Fonar. Dr. Diamond has been reading scans for HMCA managed facilities for more than seven years. In connection with the sale, new management agreements were substituted for the existing management agreements, providing, for the same management services. The fees in fiscal 2008, however, were flat monthly fees in the aggregate amount of $682,500 per month. The fees in fiscal 2009 were flat monthly fees in the aggregate amount of $578,500. Fees under the management agreements are subject to adjustment by mutual agreement on an annual basis.

Dr. Damadian still owns the four MRI facilities in Georgia and Florida managed by HMCA. In the case of contracts with these MRI facilities, fees are charged by HMCA based on the number of procedures performed. These fees are also subject to adjustment on an annual basis, based on mutual agreement. The per procedure charges to the MRI facilities during fiscal 2009 ranged from $300 to $400 per MRI scan. No MRI facilities or other medical facilities are owned by HMCA.

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

Commencing upon the termination of this agreement, however, we hired Health Diagnostics, LLC, the parent company of Integrity, to perform all billing and collection procedures for HCMA's clients on HMCA's behalf for a fee of 6% of all adjusted deposits for these services. Effective May 1, 2009, this agreement was terminated. HMCA now contracts with TriTech (Plainview, New York) to perform billing and collection for its clients' no-fault and workers' compensation business for a fee of 6% of all adjusted no-fault and workers' compensation claims. HMCA handles all of its clients' other billings and collections.

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

With respect to the diagnostic imaging facilities managed by HMCA, the outpatient diagnostic imaging industry is highly competitive. Competition focuses primarily on attracting physician referrals at the local market level and increasing referrals through relationships with managed care organizations. HMCA believes that principal competitors for the diagnostic imaging centers are hospitals and independent or management company-owned imaging centers. Competitive factors include quality and timeliness of test results, ability to develop and maintain relationships with managed care organizations and referring physicians, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times. HMCA believes that it will be able to effectively meet the competition in the outpatient diagnostic imaging industry with the new Fonar Upright(R) MRI scanners at its facilities.

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

In fiscal 2009, approximately 16.8% of the revenues of HMCA's clients were attributable to Medicare and 1.5% were attributable to Medicaid. In fiscal 2008, approximately 17.3% of the revenues of HMCA's clients were attributable to Medicare and 1.8% were attributable to Medicaid.

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

HMCA's clients generate revenue from patients covered by no-fault insurance and workers' compensation programs. For the fiscal year ended June 30, 2009 approximately 39.6% of our clients' receipts were from patients covered by no-fault insurance and approximately 6.7% of our client's receipts were from patients covered by worker's compensation programs. For the fiscal year ended June 30, 2008, approximately 37.9% of HMCA's clients' receipts were from patients covered by no-fault insurance and approximately 6.5% of HMCA's clients' receipts were from patients covered by workers compensation programs. In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA could be required to modify its business practices and services in ways that could be more costly to HMCA or in ways that decrease the revenues which HMCA receives from its clients.

HMCA believes that it and its clients are in compliance with applicable Federal, State and local laws. HMCA does not believe that such laws will have any material effect on its business.

EMPLOYEES

As of July 1, 2009, we employed 292 persons on a full-time and part-time basis. Of such employees, 27 were engaged in marketing and sales, 35 in research and development, 39 in production, 41 in customer support services, 36 in administration, 74 on site at facilities and offices, 18 performing billing and collection functions managed by HMCA and 22 performing transcription services for those facilities.


ITEM 2. PROPERTIES

Fonar leases approximately 117,000 square feet of office and plant space at its principal offices in Melville, New York and at one other location in Melville, New York at a current aggregate annual rental rate of $1,194,596, excluding utilities, taxes and other related expenses. The term of one of the leases includes options to renew up through 2016 and the terms of the other leases extend to 2013. Management believes that these premises are adequate for its current needs. HMCA has consolidated its headquarters with those of Fonar as part of Fonar's cost cutting program. HMCA maintains leased office premises for its clients having an aggregate annual rental rate of approximately $800,000 under leases having various terms.


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

Fiscal Quarter                    High      Low
---------------------------       ----      ----
January - March         2007      8.75      5.00
April   - June          2007      7.50      4.01
July    - September     2007     10.00      4.20
October - December      2007      8.80      5.18
January - March         2008      5.45      2.38
April   - June          2008      4.20      2.21
July    - September     2008      2.43      1.35
January - March         2009      1.38      0.62
April   - June          2009      3.92      0.82
July    - September 15, 2009      2.33      1.60

On September 30, 2009, we had approximately 4,392 stockholders of record of our Common Stock, 12 stockholders of record of our Class B Common Stock, 3 stockholders of record of our Class C Common Stock and 3,864 stockholders of record of our Class A Non-voting Preferred Stock.

At the present time, the only class of our securities for which there is a market is the Common Stock.

In July, 2008 we received a notice from NASDAQ that our common stock would be delisted due to failure to hold our annual meeting during fiscal 2008. We appealed and requested a hearing before the Hearing Panel stating that we planned, subject to their approval to hold a joint two-year meeting on November 17, 2008. Fonar held its two-year meeting on November 17, 2008 and accordingly remained listed. Fonar received an additional notice of delisting for failure to meet certain continuing listing requirements. Fonar appealed again and requested a hearing, asking that Fonar be granted additional time to come into compliance. Fonar was then granted until October 5, 2009 to demonstrate compliance with the criteria.

We paid cash dividends in fiscal 1998 and the first three quarters of fiscal 1999 on monies we received from the enforcement of our patents. Except for these dividends, we have not paid any cash dividends. Except for these dividends, we expect that we will retain earnings to finance the development and expansion of our business.

Item 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data has been extracted from our consolidated financial statements for the five years ended June 30, 2009. This consolidated selected financial data should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this form.

                    As of and For the Periods Ended June 30,
                       2009           2008           2007           2006           2005
                   -------------  -------------  -------------  ------------    ------------
STATEMENT OF
OPERATIONS

Revenues           $ 39,722,000   $ 35,569,000   $ 33,212,000   $ 33,076,000    $104,899,000

Cost of
revenues           $ 22,123,000   $ 24,893,000   $ 26,660,000   $ 26,950,000    $ 67,331,000

Research
and Development
Expenses           $  3,593,000   $  5,007,000   $  5,692,000   $  6,868,000    $  6,007,000

Net Income(Loss)   $  1,121,000   $(13,508,000)  $(25,539,000)  $(29,963,000)   $  1,014,000

Basic and Diluted
Net Income (Loss)
per common share-
continuing
operations            $0.21          $(2.76)      $(5.29)         $(6.78)           $0.23

Basic Weighted
average number of
shares outstanding    4,904,358      4,897,997      4,830,652      4,416,125       4,063,680

Diluted Weighted
average number of
shares outstanding    5,031,862      4,897,997      4,830,652      4,416,125       4,220,228


BALANCE SHEET DATA

Working capital    $(10,838,000)  $(15,965,000)  $ (7,566,000)  $ 14,237,000    $3 6,224,000

Total Assets         28,359,000     35,226,000   $ 41,210,000   $ 57,230,000    $ 76,094,000

Long-term debt
and obligations
under capital
leases (1)         $    919,000   $  1,130,000   $  1,213,000   $  1,406,000    $  1,392,000

Stockholder's
(deficiency)
equity             $ (2,941,000)  $ (4,245,000)  $  8,898,000   $ 30,419,000    $ 51,869,000



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

HMCA commenced operations in July, 1997 and generates revenues from providing comprehensive management services, including development, administration, accounting, billing and collection services, together with office space, medical equipment, supplies and non-medical personnel to its clients. Revenues are in the form of fees which are earned under contracts with HMCA's clients. Since July 2005, HMCA has engaged only in the management of MRI facilities.

For the fiscal years ended June 30, 2009 and June 30, 2008, 28.4% and 30.8%, respectively, of HMCA's revenues were derived from contracts with facilities owned by Dr. Raymond V. Damadian, the President of Fonar and HMCA and principal stockholder of Fonar. The agreements with these MRI facilities are for one- year terms which renew automatically on an annual basis, unless terminated. The fees are based on the number of procedures performed and ranged from $300 to $400 per MRI scan. The balance of HMCA's revenues are derived from contracts with MRI facilities purchased by Dr. Robert Diamond from Dr. Damadian. The MRI facilities owned by Dr. Diamond are charged a flat fee, pursuant to new contracts executed in connection with the sale of the MRI facilities at the end of fiscal 2007. The fees are reviewed and if appropriate, adjusted on an annual basis by mutual agreement.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2009, we recorded a valuation allowance which reduced our deferred tax assets to equal our deferred tax liability.

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

RESULTS OF OPERATIONS. FISCAL 2009 COMPARED TO FISCAL 2008

In fiscal 2009, we experienced a net income of $1.1 million on revenues of $39.7 million, as compared to a net loss of $13.5 million on revenues of $35.6 million for fiscal 2008. This represents an increase in revenues of 11.7%. Included in net income for fiscal 2009 is a gain of $1.4 million recognized by the Company on the sale of a consolidated subsidiary. The impact of increased unrelated party product sales, which increased by 51.6%, was the principal factor accounting for the increased revenues of the Company. Related management fees decreased by 11.9%. In addition, total costs and expenses decreased by 23.0%. Our consolidated operating results improved by $16.2 million to an operating loss of $704,000 for fiscal 2009 as compared to an operating loss of $16.9 million for fiscal 2008.

Discussion of Operating Results of Medical Equipment Segment
Fiscal 2009 Compared to Fiscal 2008
------------------------------------------------------------

Revenues attributable to our medical equipment segment increased by 25.3% to $29.5 million in fiscal 2009 from $23.5 million in fiscal 2008, with product sales revenues increasing 51.6% from $11.3 million in fiscal 2008 to $17.2 million in fiscal 2009, and service revenue decreasing by 4.6%, from $11.0 million in fiscal 2008 to $10.5 million in fiscal 2009. This increase in revenues was attributable to an increase in sales of our Upright(R) MRI to unrelated parties, notwithstanding the decrease in service and repair fees.

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

Product sales to unrelated parties increased by 51.6% in fiscal 2009 from $11.3 million in fiscal 2008 to $17.2 million in fiscal 2009. There were no product sales to related parties in fiscal 2009 and 2008.

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

The operating results for the medical equipment segment improved by $14.2 million from a loss of $14.1 million in fiscal 2008 to an income of $27,000 in fiscal 2009. This improvement is attributable most significantly to an increase in our scanner sales and a decrease in our total costs and expenses.

We recognized revenues of $16.6 million from the sale of our Upright(R) MRI scanners in fiscal 2009. In fiscal 2008, we recognized revenues of $11.2 million from the sale of Upright(R) MRI scanners.

None of our revenues for fiscal 2009 and fiscal 2008 were attributable to sales to related parties.

License and royalty revenue in fiscal 2009 increased to $1.8 million as compared to $1.2 million in fiscal 2008.

Research and development expenses, net of capitalized costs, decreased by 28.2% to $3.6 million in fiscal 2009 as compared to $5.0 million in fiscal 2008. Our expenses for fiscal 2009 represented continued research and development of Fonar's scanners, Fonar's new hardware and software product, Sympulse(TM) and new surface coils to be used with the Upright(R) MRI scanner.

Discussion of Operating Results of Physician and Diagnostic Services Management Segment.
Fiscal 2009 Compared to Fiscal 2008
--------------------------------------------------------------------------------

Revenues attributable to the Company's physician and diagnostic services management segment, HMCA, decreased by 14.9% to $10.3 million in fiscal 2009 from $12.0 million in fiscal 2008. The decrease in revenues was primarily due to the sale of a 92.3% equity interest in an enterprise managing an MRI center. Presently, nine of the ten MRI facilities managed by HMCA have Upright(R) MRI scanners.

Cost of revenues as a percentage of the related revenues for our physician and diagnostic services management segment decreased from $8.6 million or 71.3% of related revenues for the year ended June 30, 2008 to $7.3 million, or 71.2% of related revenue for the year ended June 30, 2009. The decrease in revenues resulted from our sale of a 92.3% equity interest in an enterprising managing an MRI center.

Operating results of this segment improved from an operating loss of $2.8 million in fiscal 2008 to operating loss of $731,000 in fiscal 2009. We attribute the improvement to a decrease in our cost of revenues.

Discussion of Certain Consolidated Results of Operations Fiscal 2009 Compared to Fiscal 2008
--------------------------------------------------------------------------------

Interest and investment income decreased in 2009 compared to 2008. We recognized interest income of $346,506 in 2009 as compared to $728,711 in fiscal 2008, representing an decrease of 52.4%.

Interest expense of $333,229 was recognized in fiscal 2009, as compared to $535,322 in fiscal 2008, representing an decrease of 37.8%.

Notwithstanding   that  revenue  increased  by  11.7%,   selling,   general  and
administrative expenses, decreased by 34.2% to $13.4 million in fiscal 2009 from $20.4 million in fiscal 2008.

Compensatory element of stock issuances also increased from approximately $360 in fiscal 2008 to $4,061 in fiscal 2009. This reflected Fonar's policy to refrain from using its stock bonus plans to pay employees and others, in order to prevent dilution of its outstanding stock.

The lower provision for bad debts of $1.3 million in fiscal 2009 as compared to $2.2 million in fiscal 2008, reflected an increase in reserves of certain indebtedness in fiscal 2008 by our physician and diagnostic services management segment. In fiscal 2009, the three Florida sites managed by HMCA jointly and severally guaranteed the payment of their management fees to HMCA, further securing HMCA's management fee receivables.

Service and repair fees have decreased, from $11.0 million in fiscal 2008 and to $10.5 million in fiscal 2009.

Continuing our tradition as the originator of MRI, we remain committed to maintaining our position as the leading innovator of the industry through aggressive investing in research and development. In fiscal 2009 we continued our investment in the development of our new MRI scanners, together with software and upgrades, with an investment of $4,085,177 in research and development, $491,707 of which was capitalized, as compared to $5,463,963, $457,372 of which was capitalized, in fiscal 2008. The research and development expenditures were approximately 12.2% of revenues attributable to our medical equipment segment, and 9.0% of total revenues, in 2009 and 21.3% of medical equipment segment revenues, and 14.1% of total revenues in fiscal 2008. This represented a 28.2% decrease in research and development expenditures in fiscal 2009 as compared to fiscal 2008. Notwithstanding the decrease in research and development expenditures, in connection with our overall cost cutting programs, the Company remains fully committed to developing new features, software and upgrades to improve its products.

The physician and diagnostic services management segment, HMCA, revenues decreased, from $12.0 in fiscal 2008 to $10.3 million in fiscal 2009. This is primarily attributable to the sale of HMCA's 92.3% equity interest in an entity providing management services to a scanning center in Bensonhurst, New York.

We have been taking steps to improve HMCA revenues by our marketing efforts, which focus on the unique capability of our Upright(R) MRI scanners to scan patients in different positions.

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

Pursuant to a Modification Agreement dated August 8, 2008, Health Plus made a prepayment of $2,000,000 on the note and received a discount of $1,000,000 in return. A new note was executed for the balance of the indebtedness remaining, in the amount of $2,378,130, providing for 60 consecutive equal monthly payments of principal and interest of $47,090 each. The security agreement and the mandatory prepayment provisions applicable to the original note are also applicable to the replacement note.

In fiscal 2008 and 2009, HMCA received no revenue from the physical therapy and rehabilitation business.

The Company's management fees are dependent on collection by its clients of fees from reimbursements from Medicare, Medicaid, private insurance, no fault and workers' compensation carriers, self -pay and other third-party payors. The health care industry is experiencing the effects of the federal and state governments' trend toward cost containment, as governments and other third-party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. The cost-containment measures, consolidated with the increasing influence of managed-care payors and competition for patients, have resulted in reduced rates of reimbursement for services provided by the Company's clients from time to time. The Company's future revenues and results of operations may be adversely impacted by future reductions in reimbursement rates.

In 2009, the Obama administration announced its intentions for healthcare reform in the United States. The plan includes providing healthcare coverage for some 40 million uninsured Americans. The plan calls for, among other things, more vigilant control of healthcare utilization, including diagnostic imaging services. The use of radiology benefit managers, or RBM's has increased in recent years. It is common practice for health insurance carriers to contract with RBMs to manage utilization of diagnostic imaging procedures for their insureds. In many cases, this leads to lower utilization of imaging procedures based on a determination of medical necessity. The efficacy of RBMs is still a high controversial topic. The Company cannot predict whether the current administration's healthcare plan and the use of RBMs will negatively impact its business, but it is possible that the Company's financial position and results of operations could be negatively affected by increased utilization of RBMs.

While the Company has prepared certain estimates of the impact of the above discussed changes and proposed changes, it is not possible to fully quantify their impact on its business. There can be no assurance that the impact of these changes will not be greater than estimated or that any future health care legislation or reimbursement changes will not adversely affect the Company's business.


LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities decreased by 52.1% from $2.4 million at June 30, 2008 to $1.2 million at June 30, 2009.

Marketable securities approximated $23,000 as of June 30, 2009, as compared to $1.1 million as of June 30, 2008.

Cash used in operating  activities  for fiscal 2009  approximated  $6.1 million.
Cash used in operating activities was attributable to a decrease in customer advances of $5.0 million and a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $3.7 million, offset by the net income of $1.1 million and an increase in notes receivables of $508,000.

Cash provided by investing activities for fiscal 2009 approximated $5.9 million. The principal uses of cash from investing activities were purchases of property and equipment of $28,000, costs of capitalized software development of $492,000 and costs of patents and copyrights of $331,000. The principal source of cash provided by investing activities were the proceeds of approximately $2.3 million from the sale of a consolidated subsidiary, proceeds from note receivables of $2.0 million and proceeds of $1.3 million from the cash surrender value of life insurance.

Cash used in financing activities for fiscal 2009 approximated $83,000. The principal sources of cash in financing activities were proceeds from the long term debt of $258,000 and proceeds of $127,000 from repayment of notes receivable from employee stockholders, offset by the repayment of borrowings and capital lease obligations of $279,000 and distributions to holders of minority interests of $23,000.

Total liabilities decreased by 20.5% during fiscal 2009, from approximately $39.3 million at June 30, 2008 to approximately $31.2 million at June 30, 2009. The decrease in total liabilities reflected principally an decrease in billings in excess of costs and estimated earnings on uncompleted contracts of 64.9% from $5.8 million at June 30, 2008 to $2.0 million at June 30, 2009 and a decrease in customer advances of 35.3% from $14.3 million at June 30, 2008 to $9.2 million at June 30, 2009, resulting from our decreased backlog.

Our contractual obligations and the periods in which they are scheduled to become due are set forth in the following table:

                             Due in
                             Less         Due         Due         Due
Contractual                  than 1       in 1-3      in 4-5      after 5
Obligation         Total     Year         years       years       years
--------------  ----------  -----------  ----------  ----------  ----------
Long-term debt  $  962,591  $   235,771  $  191,136  $     -     $  535,684

Capital lease
Obligation      $  313,799   $  121,232  $  192,567  $     -     $     -

Operating
  leases        $12,054,134  $1,994,523  $4,068,513  $3,623,430  $2,367,668

Stipulation
  Agreements    $   763,511  $  579,343  $  184,168  $     -     $     -
                -----------  ----------  ----------  ----------  ---------

Total cash
Obligations     $14,094,035  $2,930,869  $4,636,384  $3,623,430  $2,903,352
                ===========  ==========  ==========  ==========  ==========

As at June 30, 2009, our obligations included approximately $2.4 million in various state sales taxes.

At June 30, 2009, however, we had a working capital deficit of approximately $10.8 million as compared to a working capital deficit of $16.0 million at June 30, 2008 and a stockholders' deficiency of $2.9 million at June 30, 2009 as compared to a stockholders' deficiency of $4.2 million at June 30, 2008. For the year ended June 30, 2009, we realized a net income of $1.1 million, which included non-cash charges of approximately $3.1 million. Our net income for fiscal 2009 included a gain of $1.4 million recognized on the sale of a consolidated subsidiary.

Our principal source of liquidity has been derived from revenues, as well as by cash provided by the sale of marketable securities and other assets.

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

In August, 2008, the Company entered into a modification agreement with regard to the asset purchase agreement with Health Plus Management Services, L.L.C. The Company received a $2,000,000 payment on the note issued by Health Plus.

Our business plan includes an aggressive program for manufacturing and selling our Upright(R) MRI scanners. In addition, we are enhancing our revenue by participating in the physician and diagnostic services management business through our subsidiary, HMCA and have upgraded the facilities which it manages, most significantly by the replacement of existing MRI scanners with new Upright(R) MRI scanners. Presently, of the 10 MRI facilities managed by HMCA, 9 are equipped with Upright(R) MRI scanners.

Our business plan also calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from our installed base of scanners were $11.0 million for the year ended June 30, 2008 and $10.5 million for the year ended June 30, 2009.

In order to reduce our net losses and demands on our cash and other liquid reserves, we instituted an aggressive program of cost cutting during and following the end of fiscal 2008. These measures included consolidating HMCA's office space with Fonar's office space, reductions in the size of our workforce, compensation and benefits, as well as across the board reduction of expenses. The cost reductions were intended to enable us to withstand periods of low volumes of MRI scanner sales, by keeping expenditures at levels which, if necessary, can be supported by service revenues and HMCA revenues. We are also seeking equity and debt financing and have been engaged in discussions with several possible sources.

In order to promote sales, we are continuing to focus on marketing campaigns to strengthen the demand for our products and services. Management anticipates that Fonar's capital resources will improve if Fonar's MRI scanner products gain wider market recognition and acceptance resulting in both increased product sales and scan volumes. If we are not successful with our marketing efforts to increase sales, we will experience a shortfall in cash, and it will be necessary to further reduce operating expenses in a manner or obtain funds through equity or debt financing in sufficient amounts to avoid the need to curtail our operations subsequent to June 30, 2010. Current economic credit conditions have contributed to a slowing business environment. Given such liquidity and credit constraints in the markets, the business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that we would be able to secure additional funds if needed and that if such funds were available, whether the terms or conditions would be acceptable to us. In such case, the reduction in operating expenses might need to be substantial in order for us to generate positive cash flow to sustain our operations.

If we are unable to meet expenditures with revenues or financing then it will be necessary to reduce expenses further, or seek other sources of funds through the issuance of debt or equity financing in order to conduct operations as now conducted subsequent to fiscal 2010.

Capital expenditures for fiscal 2009 approximated $28,000.  Capitalized software
costs  were   approximately   $492,000,   and  capitalized   patent  costs  were
approximately $331,000.

Fonar has not committed to making capital expenditures in the 2010 fiscal year other than its plans to continue research and development expenditures at current levels.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and assume that the Company will continue as a going concern. The Company has suffered recurring losses from operations, continues to generate negative cash flows from operating activities and had negative working capital at June 30, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Fonar's investments in fixed rate instruments. None of the fixed rate instruments in which we invest extend beyond June 30, 2010. All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

See [Note 13] to the consolidated Financial Statements for information on long-term debt.

Item 8.

                              FINANCIAL STATEMENTS
                       FONAR CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       Page No.
                                                       -------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS
  At June 30, 2009 and 2008

CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Years Ended June 30, 2009 and 2008

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
  For the Years Ended June 30, 2009 and 2008

CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Years Ended June 30, 2009 and 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
FONAR Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries (the "Company") as of June 30, 2009 and 2008, and the related consolidated statements of operations, comprehensive loss, stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FONAR Corporation and Subsidiaries at June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that FONAR Corporation and Subsidiaries will continue as a going concern. As more fully described in Note 1, the Company has suffered recurring losses from operations, continues to generate negative cash flows from operating activities, has negative working capital at June 30, 2009 and is dependent on asset sales to fund its shortfall from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP
New York, New York
October 5, 2009

                     FONAR CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                        ASSETS
                                        ------

                                                                June 30,
                                                        ------------------------
                                                            2009         2008
                                                        -----------  -----------
Current Assets:
  Cash and cash equivalents                             $ 1,225,619  $ 1,325,512
  Marketable securities                                      22,652    1,068,168
  Accounts receivable - net of allowances for
    doubtful accounts of $2,393,326 and $2,020,208
    at June 30, 2009 and 2008, respectively               5,391,822    5,157,594
  Medical receivables - net of allowances for
    doubtful accounts of $1,343,500 and $769,000
    at June 30, 2009 and 2008, respectively                 374,225    1,227,858
  Management fee receivable - net of allowances for
    doubtful accounts of $5,093,345 and $3,958,733
    at June 30, 2009 and 2008, respectively               3,273,756    5,040,523
  Management fee receivable - related medical
    practices - net of allowances for doubtful
    accounts of $1,094,818 and $2,413,483 at
    June 30, 2009 and 2008, respectively                  2,196,580    1,372,261
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                     1,475,706        6,285
  Inventories                                             3,172,397    3,255,915
  Current portion of advances and notes to related
    medical practices                                       164,611      155,423
  Current portion of note receivable                        517,934    2,508,306
  Prepaid expenses and other current assets                 472,397      869,353
                                                        -----------  -----------
      Total Current Assets                               18,287,699   21,987,198

Property and Equipment - Net                              2,892,380    3,932,533

Advances and Notes to Related Medical Practices -
  net of allowances for doubtful accounts of
  $264,791 at June 30, 2009 and at June 30, 2008             89,032      263,363

Notes Receivable - net of allowance for doubtful
accounts of $65,000 at June 30, 2009 and at
June 30, 2008                                             1,778,626    2,296,560

Other Intangible Assets - Net                             4,920,241    4,809,564

Other Assets                                                391,237    1,936,415
                                                        -----------  -----------
      Total Assets                                      $28,359,215  $35,225,633
                                                        ===========  ===========

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                   LIABILITIES
                                   -----------

                                                                June 30,
                                                        ------------------------
                                                            2009         2008
                                                        -----------  -----------
Current Liabilities:
  Current portion of long-term debt and capital
    Leases                                              $   277,494  $   372,722
  Current portion of long-term debt - related party          79,509         -
  Accounts payable                                        3,518,609    4,019,993
  Other current liabilities                               8,460,042    8,316,263
  Unearned revenue on service contracts                   5,526,006    5,193,645
  Customer advances                                       9,237,921   14,276,311
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                     2,026,441    5,773,286
                                                        -----------  -----------
      Total Current Liabilities                          29,126,022   37,952,220
                                                        -----------  -----------
Long-Term Liabilities:
  Accounts payable                                          184,168         -
  Due to related medical practices                          643,135       97,663
  Long-term debt and capital leases, less
    current portion                                         759,211      756,976
  Long-term debt, less current
    portion - related party                                 160,176         -
  Other liabilities                                         363,550      496,837
                                                        -----------  -----------
      Total Long-Term Liabilities                         2,110,240    1,351,476
                                                        -----------  -----------
      Total Liabilities                                  31,236,262   39,303,696
                                                        -----------  -----------
Commitments, Contingencies and Other Matters

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                            STOCKHOLDERS' DEFICIENCY
                       ----------------------------------

                                                              June 30,
                                                      -------------------------
                                                          2009          2008
                                                      -----------   -----------
Minority Interest                                     $    63,815   $   166,966

Stockholders' Deficiency:
  Class A non-voting preferred stock - $.0001
    par value; authorized - 1,600,000 shares;
    issued and outstanding - 313,451 shares
    at June 30, 2009 and 2008                                  31            31
  Preferred stock - $.001 par value;
    authorized - 2,000,000 shares; issued
    and outstanding - none                                   -             -
  Common stock - $.0001 par value; authorized -
    30,000,000 shares at
    June 30, 2009 and 2008, respectively;
    issued - 4,917,918 and 4,915,918 shares
    at June 30, 2009 and 2008, respectively;
    outstanding - 4,906,275 and 4,904,275
    shares at June 30, 2009 and 2008, respectively            491           490
  Class B common stock (10 votes per share) -
    $.0001 par value; authorized - 800,000
    shares; issued and outstanding - 158
    shares at June 30, 2009 and 2008                         -             -
  Class C common stock (25 votes per share) -
   $.0001 par value; authorized - 2,000,000
    shares; issued and outstanding - 382,513
    shares at June 30, 2009 and 2008
  Paid-in capital in excess of par value
  Accumulated other comprehensive loss                         38            38
  Accumulated deficit                                 172,280,600   172,276,540
  Notes receivable from employee stockholders             (20,995)      (72,723)
  Treasury stock, at cost - 11,643 shares            (174,258,607) (175,379,874)
    of common stock at June 30, 2009 and 2008            (267,030)     (394,141)

      Total Stockholders' Deficiency                     (675,390)     (675,390)
                                                     ------------  ------------
      Total Liabilities and Stockholders'              (2,940,862)   (4,245,029)
        Deficiency                                   ------------  ------------

                                                     $ 28,359,215  $ 35,225,633
                                                     ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Years Ended June 30,
                                                    ----------------------------
                                                          2009          2008
                                                    -------------  -------------
Revenues
  Product sales - net                               $ 17,175,417   $ 11,326,388
  Service and repair fees - net                       10,345,091     10,930,331
  Service and repair fees - related
    parties - net                                        192,500        110,000
  Management and other fees                            7,342,614      8,337,000
  Management and other fees - related
    medical practices - net                            2,911,318      3,706,636
  License fees and royalties                           1,755,493      1,158,478
                                                    -------------  ------------
      Total Revenues - Net                            39,722,433     35,568,833
                                                    -------------  ------------
Costs and Expenses
  Costs related to product sales                      10,758,201     11,143,826
  Costs related to service and repair fees             3,992,557      5,107,802
  Costs related to service and repair fees
    - related parties                                     74,293         51,404
  Costs related to management and other fees           4,507,587      5,548,605
  Costs related to management and other fees
    - related medical practices                        2,790,745      3,041,828
  Research and development                             3,593,470      5,006,591
  Selling, general and administrative,
    inclusive of compensatory element of stock
    issuances of $4,061 and $360 for the years
    ended June 30, 2009 and 2008, respectively        13,423,066     20,386,748
  Provision for bad debts                              1,286,451      2,208,820
                                                    -------------  -------------
      Total Costs and Expenses                        40,426,370     52,495,624
                                                    -------------  -------------
      Loss from Operations                           (   703,937)   (16,926,791)

Other Income and (Expenses):
  Interest expense                                      (333,229)      (535,322)
  Investment income                                      325,688        694,910
  Interest income - related parties                       20,818         33,801
  Other income - net                                     410,657        129,368
  Minority interests in income of partnerships        (   10,995)    (  219,058)
  Gain on sale of investment                                -           571,161
  Gain on sale of consolidated subsidiary              1,448,196      3,394,975
  Loss on note receivable                                   -        (  658,351)
                                                    -------------  -------------
      Income (Loss) Before Provision For
          (Benefit From) Income Taxes                  1,157,198    (13,515,307)

Provision for (Benefit from) Income Taxes                 35,931         (6,940)
                                                    -------------  -------------
       Net Income (Loss)                            $  1,121,267   $(13,508,367)
                                                    =============  =============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    For the Years Ended June 30,
                                                    ----------------------------
                                                         2009          2008
                                                    -------------  -------------
Net Income (Loss) Available to Common and
  Class C Common Stockholders                       $  1,053,898   $(13,508,367)
                                                    =============  =============
Basic and Diluted Net Income (Loss) Per
  Common Share                                          $ 0.21         $(2.76)
                                                    =============  =============
Basic Net Income Per Share - Common C                   $ 0.06           N/A
                                                    =============  =============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                        FOR THE YEAR ENDED JUNE 30, 2009


                                              Class A
                                              Non-Voting      Common Stock
                                              Preferred   ----------------------
                                                Stock       Shares      Amount
                                              ----------  ----------  ----------
Balance    -    June   30,   2008              $     31    4,904,275   $    490

Net income                                         -            -         -

Other comprehensive loss, net of tax:
  Unrealized gains on securities arising
    during the year, net of tax                    -            -         -
Stock issued to employees under stock
  bonus plans                                      -           2,000          1
Payments on notes receivable
  from employee stockholders                       -            -         -
                                              ----------  ----------  ---------

Balance   -   June   30,    2009               $     31    4,906,275   $    491
                                              ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                        FOR THE YEAR ENDED JUNE 30, 2009

                                                                     Paid-in
                                             Class B     Class C     Capital in
                                             Common      Common      Excess of
                                             Stock       Stock       Par Value
                                            ----------  ----------  ------------
                                             Shares
                                            ----------

Balance   -  June  30,  2008                      158       $  38   $172,276,540

Net income                                       -           -              -

Other comprehensive loss, net of tax:
  Unrealized gains on securities arising
    during the year, net of tax                  -           -              -
Stock issued to employees under
  stock bonus plans                              -           -             4,060
Payments on notes receivable from
  employee stockholders                          -           -              -
                                            ----------  ----------  ------------
Balance  -  June   30,  2009                      158       $  38   $172,280,600
                                            ==========  ==========  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                        FOR THE YEAR ENDED JUNE 30, 2009


                                                         Notes
                                                      Receivable    Accumulated
                                                         From          Other
                                          Treasury     Employee    Comprehensive
                                          Stock      Stockholders      Loss
                                         ----------  ------------  -------------
Balance  - June 30, 2008                 $(675,390)  $  (394,141)  $    (72,723)

Net income                                                  -              -
-

Other comprehensive loss, net of tax:
  Unrealized gains on securities arising
    during the year, net of tax               -             -            51,728
Stock issued to employees under stock
  bonus plans                                 -             -              -
Payments on notes receivable from employee
  stockholders                                -          127,111           -
                                         ----------  ------------  -------------
Balance -  June  30, 2009                $(675,390)  $  (267,030)  $    (20,995)
                                         ==========  ============  =============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                       FOR THE YEAR ENDED JUNE 30, 2009


                                      Accumulated                  Comprehensive
                                        Deficit         Total      Income (Loss)
                                     --------------  ------------  -------------
Balance  -  June 30, 2008            $(175,379,874)  $(4,245,029)  $       -

Net income                               1,121,267     1,121,267      1,121,267

Other comprehensive loss, net of tax:
  Unrealized gains on securities
    arising during the year, net of tax       -           51,728         51,728
Stock issued to employees under
    stock bonus plans                         -            4,061           -
Payments on notes receivable from
  employee stockholders                       -          127,111           -
                                     --------------  ------------  -------------
Balance - June  30,  2009            $(174,258,607)  $(2,940,862)  $  1,172,995
                                     ==============  ============  =============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                        FOR THE YEAR ENDED JUNE 30, 2008


                                              Class A
                                              Non-Voting      Common Stock
                                              Preferred   ----------------------
                                                Stock       Shares      Amount
                                              ----------  ----------  ----------
Balance    -    June 30, 2007                 $       31   4,874,207  $      487

Net loss                                            -           -           -

Other comprehensive loss, net of tax:
  Unrealized gains on securities arising
      during the year, net of tax                   -           -           -
Stock issued to employees under stock
  bonus plans                                       -             68        -
Issuance of stock for goods and services            -         30,000           3
Payments on notes receivable
  from employee stockholders                        -           -           -
                                              ----------  ----------  ----------
Balance   -   June 30, 2008                   $       31   4,904,275  $      490
                                              ==========  ==========  ==========

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                        FOR THE YEAR ENDED JUNE 30, 2008

                                                                  Paid-in
                                             Class B     Class C     Capital in
                                             Common      Common      Excess of
                                             Stock       Stock       Par Value
                                            ----------  ----------  ------------
                                             Shares
                                            ----------

Balance   -  June  30,  2008                      158    $     38   $172,071,727

Net loss                                                      -             -
-

Other comprehensive loss, net of tax:
  Unrealized gains on securities arising
    during the year, net of tax                  -            -             -
Stock issued to employees under
  stock bonus plans                              -            -              360
Issuance of stock for goods and services         -            -          204,453
Payments on notes receivable from
  employee stockholders                          -            -             -
                                            ----------  ----------  ------------
Balance  -  June   30,  2008                      158    $     38   $172,276,540
                                            ==========  ==========  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                        FOR THE YEAR ENDED JUNE 30, 2008


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

                       FONAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                        FOR THE YEAR ENDED JUNE 30, 2008


                                      Accumulated                  Comprehensive
                                        Deficit         Total      Income (Loss)
                                     --------------  ------------  -------------
Balance  -  June 30, 2007            $(161,871,507)  $  8,898,028  $       -

Net loss                               (13,508,367)   (13,508,367)  (13,508,367)

Other comprehensive loss, net of tax:
  Unrealized gains on securities
    arising during the year, net of tax       -            30,881        30,881
Stock issued to employees under
  stock bonus plans                           -               360          -
Issuance of stock for goods and services      -           204,456          -
Payments on notes receivable from
  employee stockholders                       -           129,613          -
                                     --------------  ------------  -------------
Balance - June 30, 2008              $(175,379,874)   $(4,245,029) $(13,477,486)
                                     ==============  ============  =============

See accompanying notes to consolidated financial statements.

                      FONAR CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Years Ended June 30,
                                                    ----------------------------
                                                         2009          2008
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $ 1,121,267   $(13,508,367)

 Adjustments to reconcile net income
    (loss) to net cash used in operating activities:
      Minority interest in income of partnerships         10,995        219,058
      Depreciation and amortization                    1,733,499      2,793,592
      Abandoned patents written off                       46,327           -
      Provision for bad debts                          1,286,451      2,208,820
      Compensatory element of stock issuances              4,061            360
      Stock issued for costs and expenses                   -           204,456
      Gain on sale of consolidated subsidiary         (1,448,196)    (3,394,975)
      Gain on sale of investment                            -        (  571,161)
      Loss on note receivable                               -           658,351

  (Increase) decrease in operating
    assets, net:
      Accounts, management fee and medical
        receivable                                      (642,004)    (2,905,437)
      Notes receivable                                   508,306        578,451
      Costs and estimated earnings in excess of
        billings on uncompleted contracts             (1,469,421)        (6,285)
      Inventories                                         83,518      1,210,009
      Prepaid expenses and other current assets          338,375        292,577
      Other assets                                       166,032       (251,214)
      Advances and notes to related parties
        medical practices                                223,724        200,528
  Increase (decrease) in operating
    liabilities, net:
      Accounts payable                                  (132,713)        80,196
      Other current liabilities                          476,140        687,227
      Customer advances                               (5,038,390)     4,195,673
      Billings in excess of costs and estimated
        earnings on uncompleted contracts             (3,746,845)     2,292,597
      Other liabilities                                 (133,287)       346,298
      Due to related medical practices                   545,472          5,000
                                                    -------------  -------------
        NET CASH USED IN
          OPERATING ACTIVITIES                        (6,066,689)    (4,664,246)
                                                    -------------  -------------


See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the Years Ended June 30,
                                                    ----------------------------
                                                         2009          2008
                                                    -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of marketable securities                $       -      $   (765,203)
  Sales of marketable securities                       1,097,244      1,707,225
  Purchases of property and equipment                 (   28,076)    (  366,574)
  Costs of capitalized software development             (491,707)      (457,372)
  Collection of note receivable                        2,000,000           -
  Proceeds from loans on cash surrender
    value of life insurance policies                   1,344,901       -
  Cost of patents                                       (331,300)      (229,886)
  Proceeds from sale of investment                         -            571,161
  Proceeds from sale of consolidated subsidiary        2,293,013      4,142,134
                                                    -------------  -------------
        NET CASH PROVIDED BY
          INVESTING ACTIVITIES                         5,884,075      4,601,485
                                                    -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                           258,000        265,000
  Repayment of borrowings and capital lease
     obligations                                        (279,399)      (348,504)
  Distributions to holders of minority interests         (22,991)      (127,657)
  Repayment of notes receivable from
     employee stockholders                               127,111        129,613
                                                    -------------  -------------
        NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                            82,721       ( 81,548)
                                                    -------------  -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS             (   99,893)      (144,309)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR          1,325,512      1,469,821
                                                    -------------  -------------
CASH AND CASH EQUIVALENTS - END OF YEAR             $  1,225,619   $  1,325,512
                                                    =============  =============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009

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

FONAR, through its wholly-owned subsidiary Health Management Corporation of America ("HMCA") provides comprehensive management services to diagnostic imaging facilities. The services provided by the Company include development, administration, leasing of office space, facilities and medical equipment, provision of supplies, staffing and supervision of non-medical personnel, legal services, accounting, billing and collection and the development and implementation of practice growth and marketing strategies. As of June 30, 2009, HMCA manages 10 diagnostic imaging facilities located in the states of New York, Georgia and Florida.

Liquidity and Going Concern
---------------------------

In September 2008, the Company sold to a related party its 92.3% interest in an entity that provided management services to a scanning center in Bensonhurst, New York and received cash proceeds of approximately $2,300,000. The Company recorded a gain of $1,448,196 on the sale of this consolidated subsidiary.

In August 2008, the Company signed a modification agreement with regards to the asset purchase agreement with Health Plus (See Note 10). The Company received a $2,000,000 payment on the note issued by Health Plus.

At June 30, 2009, the Company had a working capital deficit of $10,838,323 and a stockholders' deficiency of $2,940,862. For the year ended June 30, 2009, the Company's net income was $1,121,267, which included non-cash charges of approximately $3,070,000. Net cash used in operating activities for the year ended June 30, 2009 was approximately $6,067,000. The Company funded its cash flow deficit from operations for the year ended June 30, 2009 through cash provided from the sale of marketable securities of approximately $1,097,000, proceeds from notes receivable of $2,000,000, loans from life insurance policies of approximately $1,345,000 and proceeds from the sale of its subsidiary of approximately $2,293,000. In addition, during June 2008, the Company implemented a restructuring program, including a reduction of its workforce, across the board salary reductions, elimination of manufacturing facilities and restructuring of its diagnostic imaging management service business.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 1 - DESCRIPTION OF BUSINESS AND LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern (Continued)
---------------------------

The Company continues to focus its efforts on increased marketing campaigns to strengthen the demand for its products and services. Management anticipates that its capital resources will improve if Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales. Current economic credit conditions have contributed to a slowing business environment. Given such liquidity and credit constraints in the markets, the business has and may continue to suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available, whether the terms or conditions would be acceptable to the Company. In such case, the further reduction in operating expenses as well as possible sale of other operating subsidiaries might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("USGAAP") and assume that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2009


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

Investment in Marketable Securities
-----------------------------------

The Company accounts for its investments using Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market value gains and losses are charged to operations if the securities are traded for short-term profit. Otherwise, such unrealized gains and losses are charged or credited to other comprehensive income (loss).

Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and re-evaluates such designations as of each balance sheet date. At June 30, 2009 and 2008, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair market value, with unrealized gains and losses reported in comprehensive income (loss). Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the accompanying consolidated statements of operations.

Inventories
-----------

Inventories consist of purchased parts, components and supplies, as well as work-in-process, and are stated at the lower of cost determined on the first-in, first-out method or market.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
----------------------

Property and equipment procured in the normal course of business is stated at cost. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is being depreciated for financial accounting purposes using the straight-line method over the shorter of their estimated useful lives, generally five to seven years, or the term of a capital lease, if applicable. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Maintenance and repair expenses totaled approximately $228,000 and $402,000 for the years ended June 30, 2009 and 2008, respectively.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


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

Revenue under management contracts is recognized based upon contractual agreements for management services rendered by the Company primarily under various long-term agreements with various medical providers (the "PCs"). As of June 30, 2009, the Company has ten management agreements of which four are with PC's owned by Raymond V. Damadian, M.D., President and Chairman of the Board of FONAR ("the Related medical practices") and six are with PC's, which are all located in the state of New York ("the New York PC's"), owned by one unrelated radiologist. The contractual fees for services rendered to the New York PCs consists of fixed monthly fees per diagnostic imaging facility ranging from approximately $45,000 to $125,000. The contractual fees for services rendered to the related medical practices are primarily calculated on activity based efforts at pre-determined rates per unit of activity. All fees are re- negotiable at the anniversary of the agreements and each year thereafter.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


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

Advertising Costs
-----------------

Advertising  costs are expensed as incurred.  Advertising  expense  approximated
$261,000  and   $1,293,000   for  the  years  ended  June  30,  2009  and  2008,
respectively.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share
-------------------------

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with Emerging Issues Task Force ("EITF 03-6"), "Participating Securities and the Two-Class Method under FASB Statement No. 128" ("EITF 03-6"), the Company uses the two-class method to calculate the effect of the Company's participating convertible securities on basic EPS, which include the Class A Non-voting Preferred stock, Class B common stock and Class C common stock, and the if-
converted method is used to calculate the effect of participating convertible securities on diluted EPS. In addition, these participating convertible securities were not included in the computation of basic EPS for the year ended June 30, 2008 because the participating securities did not have a contractual obligation to share in the losses of the Company. For the year ended June 30, 2009, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation, because they are antidilutive as a result of the net losses, was 267,062 as of June 30, 2008. For the year ended June 30, 2009, the number of common shares potentially issuable upon the exercise of certain options of $96,014 have not been included in the computation of diluted EPS since the effect would be antidilutive.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share (Continued)
-------------------------
                                         June 30,                    June 30,
                                           2009                        2008
                            ----------------------------------      ----------
                                                      Class C
                                          Common      Common
Basic                         Total       Stock       Stock
--------------------------  ----------  ----------  ----------
Numerator:
 Net income (loss)
  available to common
   stockholders             $1,053,898   1,032,717     $21,181     $(13,508,367)
                            ==========  ==========  ==========     =============
Denominator:
 Weighted average
  shares  outstanding                    4,904,358     382,513        4,897,997
                                        ==========  ==========     =============
Basic income (loss) per
 common share available to
  common  stockholders                      $0.21       $0.06           $(2.76)
                                        ==========  ==========     =============

Diluted
----------------------
Denominator:
 Weighted average
   shares  outstanding       4,904,358                                4,897,997
Stock options                     -                                        -
Convertible C Stock            127,504                                     -
                            ----------                             -------------
Total Denominator for
 diluted earnings
 per share                   5,031,862                                4,897,997
                            ==========                             =============
Diluted income (loss)
 per common share available
 to  common  stockholders      $0.21                                  $(2.76)
                            ==========                             =============
Cash and Cash Equivalents
-------------------------

The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30,2009

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk
----------------------------

Cash: The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits throughout the year. At June 30, 2009, the Company had cash on deposit of approximately $483,000 in excess of federally insured limits of $250,000.

Related Parties: Net revenues from related parties accounted for approximately 8% and 11% of the consolidated net revenues for the years ended June 30, 2009 and 2008, respectively. Net management fee receivables from the related medical practices accounted for approximately 20% and 11% of the consolidated accounts receivable for the years ended June 30, 2009 and 2008, respectively.

Fair Value of Financial Instruments
-----------------------------------

The financial statements include various estimated fair value information at June 30, 2009 and 2008, as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

Long-term debt, notes payable and accounts payable: The carrying amounts of debt and notes payable approximate fair value due to the length of the maturities, the interest rates being tied to market indices and/or due to the interest rates not being significantly different from the current market rates available to the Company.

All of the Company's financial instruments are held for purposes other than trading.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accumulated Other Comprehensive Loss
------------------------------------

Accumulated other comprehensive loss generally includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders.

Recent Accounting Pronouncements
---------------------------------

In September, 2006, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements", ("SFAS 157"). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No.
123(revised 2004), "Share-Based Payment", and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. The Company adopted SFAS 157 on July 1, 2008, as required for its financial assets and financial liabilities. However, the FASB issued FSP FAS No. 157-2, which deferred the effective date of SFAS 157 for one year as it relates to liabilities that are not recognized or disclosed as fair value on a recurring basis. FSP FAS No. 157-2 will be effective beginning in fiscal 2010. The adoption of SFAS 157 for the Company's financial assets and financial liabilities did not have a material impact on its consolidated financial statements. The Company is evaluating the effect the implementation of SFAS 157 for its nonfinancial assets and nonfinancial liabilities will have on the Company's consolidated financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, entitled ``The Fair Value Option for Financial Assets and Financial Liabilities,'' ("SFAS 159"). The guidance in SFAS 159 ``allows'' reporting entities to ``choose'' to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133, as amended, entitled ``Accounting for Derivative Instruments and Hedging Activities.'' The provisions of SFAS No. 159 are applicable to all reporting entities and are effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. The Company adopted SFAS 159 effective July 1, 2008. Upon adoption, the Company did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on the Company's consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company will be required to report its noncontrolling interests as a separate component of stockholders' equity. The Company will also be required to present net income allocable to the noncontrolling interest and net income attributable to the stockholders of the Company separately in its consolidated statements of income. Currently, minority interests are reported as a liability in the Company's consolidated balance sheets and the related income attributable to the minority interests is reflected as an expense in arriving at net loss. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The Company does not believe that adopting SFAS 160 will have a material impact on the Company's financial position, results of operations or cash flows.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset in a Market That Is Not Active" ("FSP
157-3"), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management's internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately and did not have a material impact on the Company's consolidated financial statements.

In June 2008, the FASB ratified Emerging Issue Task Force ("EIFT) 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EIFT 07-5). EITF 07-5 provides framework for determining whether an instrument is indexed to an entity's own stock. EIFT 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of EIFT 07-5 on its consolidated financial position and results of operations.

In April 2009, the FASB issued FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FAS 107-1). SFAS 107-1 amends FASB No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. SFAS also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. SFAS 107-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows. The carrying value of our cash and cash equivalents approximates fair value because these instruments have original maturities of three months or less.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events". ("SFAS No. 165") This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 168"). SFAS No. 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), EITF, and related accounting literature. SFAS No. 168 reorganizes the thousand of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. As the codification was not intended to change or alter existing U.S. GAAP, it will not have any impact on our consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" (FAS 142-3). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset under SFAS No. 142, "Goodwill and Other Intangibles" (SFAS 142). FAS 142-3 aims to improve the consistency between the useful life of an intangible asset as determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, "Business Combinations", and other applicable accounting literature. FAS 142-3 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this pronouncement did not have a material impact on the Company's consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, ("SFAS 166"), "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140, SFAS 166 requires additional disclosures concerning a transferor's continuing involvement with transferred financial assets. SFAS 166 eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of SFAS No. 166 will have on its consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation ("FIN") No. 46(R)," which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. SFAS No. 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Management is currently evaluating the requirements of SFAS No. 167 and has not yet determined the impact on the Company's consolidated financial statements.

In September 2009, the EITF reached final consensus on a new revenue recognition standard, Issue No. 08-1, "Revenue Arrangements with Multiple Deliverables", (EIFT 08-1). EITF 08-1 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This Issue is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company is currently evaluating the potential impact of EITF 08-1 on its consolidated financial statements.

In September 2009, the EITF reached final consensus on a new revenue recognition standard, Issue No. 09-3, "Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements" (EITF 09- 3). EITF 09-3 amends the scope of AICPA Statement of Position 97-2, Software Revenue Recognition to exclude tangible products that include software and non- software components that function together to deliver the product's essential functionality. This Issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company's fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this Issue unless it also elects early application of Issue 08-1. The Company is currently evaluating the potential impact of EITF 09-3 on its consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported net losses for any periods presented.

NOTE 3 - MEDICAL RECEIVABLES

The Company was assigned medical receivables valued at $11,775,000, in connection with the satisfaction of the management fees and termination fees related to a Termination and Replacement Agreement dated May 23, 2005. The balance of the net medical receivables as of June 30, 2009 and 2008 was $374,225 and $1,227,858, respectively. As of June 30, 2009 and June 30, 2008, the Company's allowance for doubtful accounts totaled $1,343,500 and $769,000, respectively, on these receivables.


NOTE 4 - MARKETABLE SECURITIES

The following is a summary of marketable securities at June 30, 2009 and 2008:


                                       June 30, 2009
                         -----------------------------------------
                                         Unrealized    Fair Market
                             Cost          Loss          Value
                         ------------   -----------   ------------
Equities - other         $    43,647    $  (20,995)   $    22,652
                         ------------   -----------   ------------
                         $    43,647    $ ( 20,995)   $    22,652
                         ============   ===========   ============


                                       June 30, 2008
                         -----------------------------------------
                                         Unrealized    Fair Market
                             Cost          Loss          Value
                         ------------   -----------   ------------
Corporate and government
  agency bonds           $ 1,100,000    $ ( 59,915)   $ 1,040,085
Equities - other              40,891      ( 12,808)        28,083
                         ------------   -----------    -----------
                         $ 1,140,891    $ ( 72,723)   $ 1,068,168
                         ============   ===========    ===========

All marketable securities are deemed to be available for sale.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 5 - MANAGEMENT FEE RECEIVABLE AND ACCOUNTS RECEIVABLE

The Company's customers are concentrated in the healthcare industry.

Management Fee Receivable
-------------------------

The Company's receivables from the related and non-related professional corporations ("PCs") substantially consists of fees outstanding under management agreements. Payment of the outstanding fees is dependent on collection by the PCs of fees from third party medical reimbursement organizations, principally insurance companies and health management organizations.

Collection by the Company of its management fee receivables may be impaired by the uncollectibility of the PCs' medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 46% and 44%, respectively, of the PCs' 2009 and 2008 net revenues were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related medical practices accounted for approximately 7% and 10%, of the consolidated net revenues for the years ended June 30, 2009 and 2008, respectively.

Commencing with June 2008, the Company hired Health Diagnostics, LLC, to perform all billing and collection procedures related to the Company's diagnostic imaging facilities. The Company agreed to pay 6% of all adjusted collections for these services. Amounts charged to HMCA during the fiscal year ended June 30, 2009 under this agreement totaled $880,848. HMCA terminated the billing and collection agreement as of April 30, 2009.

Effective June 30, 2009, Tallahassee Magnetic Resonance Imaging, PA, Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, PA (all related medical practices) entered in a guaranty for all management fees which were indebted to the Company. Each entity will jointly and severally guarantee to the Company all payments due to the Company which have arisen under each individual management agreement.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 5 - MANAGEMENT FEE RECEIVABLE AND ACCOUNTS RECEIVABLE (Continued)

Management Fee Receivable (Continued)
-------------------------

Unaudited Financial Information of Unconsolidated Managed Medical Practices
---------------------------------------------------------------------------

Audited financial information related to the unconsolidated related and unrelated PCs, which the Company provides management services to, is not available. Substantially all of these medical practices' books and records are maintained on a cash basis, their assets are depreciated on an accelerated tax basis and have a December 31st year end.

Summarized unaudited income statement data for the years ended December 31, 2008 and 2007 related to the unconsolidated medical practices managed by the Company are as follows:

                                 (000's omitted)

                                  2008      2007
                                --------  --------
Patient Revenue - Net           $15,869   $16,490
                                ========  ========
Loss from
  Operations (Income Tax
  - Cash Basis)                 $  (783)  $   (385)
                                ========  =========
Net (Loss) Income
(Income Tax - Cash Basis)
                                $  (872)  $    131
                                ========  =========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


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


NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of June 30, 2009 and 2008 is as follows:

                                     As of June 30,
                               ----------------------------
                                   2009           2008
                               ------------    ------------
Costs incurred on uncompleted
  Contracts                    $10,140,938     $ 4,031,388
Estimated earnings               7,349,914       1,297,111

                                17,490,852       5,328,499
Less: Billings to date          18,041,587      11,095,500
                               ------------    ------------
                               $(  550,735)    $(5,767,001)
                               ============    ============

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES (Continued)

Included in the accompanying consolidated balance sheets under the following captions:

                                      As of June 30,
                               ----------------------------
                                   2009            2008
                               ------------    ------------
Costs and estimated earnings
  in excess of billings on
  uncompleted contracts        $ 1,475,706     $     6,285
Less:  Billings in excess
  of costs and estimated
  earnings on uncompleted
  contracts                      2,026,441       5,773,286
                               ------------    ------------
                               $(  550,735)    $(5,767,001)
                               ============    ============

2)  Customer advances consist of the following:

                                      As of June 30, 2009
                             -------------------------------------
                                            Related
                                Total       Parties       Other
                             -----------  -----------  -----------
Total advances               $27,279,508  $      -     $27,279,508
Less: Advances on contracts
        under construction    18,041,587         -      18,041,587
                             -----------  -----------  -----------
                             $ 9,237,921  $      -     $ 9,237,921
                             ===========  ===========  ===========


                                       As of June 30, 2008
                             -------------------------------------
                                            Related
                                Total       Parties       Other
                             -----------  -----------  -----------
Total advances               $25,371,811  $      -     $25,371,811
Less: Advances on contracts
        under construction    11,095,500        -      11,095,500
                             -----------  -----------  -----------
                             $14,276,311  $      -     $14,276,311
                             ===========  ===========  ===========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009

NOTE 7 - INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

                                      As of June 30,
                               ----------------------------
                                   2009            2008
                               ------------    ------------
Purchased parts, components
and supplies                   $ 2,065,528     $ 1,847,381
Work-in-process                  1,106,869       1,408,534
                               ------------    ------------
                               $ 3,172,397     $ 3,255,915
                               ============    ============


NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2009 and 2008, is comprised of:

                                      As of June 30,
                               ----------------------------
                                   2009            2008
                               ------------    ------------
Diagnostic equipment under
  capital leases               $   633,675     $   780,150
Diagnostic equipment             2,878,528       2,783,397
Research, development and
  Demonstration equipment        9,605,961       9,605,961
Machinery and equipment          3,583,929       3,582,539
Furniture and fixtures           2,066,833       2,164,373
Equipment under capital leases   1,504,123       1,504,123
Leasehold improvements           4,981,658       5,201,350
Building                           939,614         939,614
                               ------------    ------------
                                26,194,321      26,561,507
Less: Accumulated depreciation
        and amortization        23,301,941      22,628,974
                               ------------    ------------
                               $ 2,892,380     $ 3,932,533
                               ============    ============

Depreciation and amortization of property and equipment for the years ended June 30, 2009 and 2008 was $1,067,496 and $1,570,453, respectively.

Equipment under capital leases has a net book value of $135,597 and $295,073 at June 30, 2009 and 2008, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 9 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2009 and 2008 are comprised of:

                                      As of June 30,
                               ----------------------------
                                   2009            2008
                               ------------    ------------
Capitalized software
  development costs             $6,098,057      $5,606,350
Patents and copyrights           4,170,892       3,885,919
                               ------------    ------------
                                10,268,949       9,492,269
Less: Accumulated amortization   5,348,708       4,682,705
                               ------------    ------------
                                $4,920,241      $4,809,564
                               ============    ============

Information related to the above intangible assets for the years ended June 30, 2009 and 2008 is as follows:

                                   2009            2008
                               ------------    ------------
Balance - Beginning of Year     $4,809,564      $5,345,445

Amounts capitalized                823,007         687,258

Abandon patents written off        (46,327)           -

Amortization                      (666,003)     (1,223,139)
                               ------------    ------------
Balance - End of Year           $4,920,241      $4,809,564
                               ============    ============

Amortization of patents and copyrights for the years ended June 30, 2009 and 2008 amounted to $147,530 and $592,059, respectively. The Company also recorded a write off of abandon patents in the amount of $46,327 for the year ended June 30, 2009.

Amortization of capitalized software development costs for the years ended June 30, 2009 and 2008 was $518,473 and $631,080, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 9 - OTHER INTANGIBLE ASSETS (Continued)

The estimated amortization of patents and copyrights and capitalized software development costs for the five years ending June 30, 2014 is as follows:

                                                        Capitalized
                                                         Software
             For the Years                 Patents and  Development
            Ending June 30,      Total     Copyrights      Costs
            ---------------   ----------   -----------  -----------
                 2010         $  642,569   $  133,716   $  508,853
                 2011            598,897      139,145      459,752
                 2012            527,667      150,808      376,859
                 2013            469,798      166,942      302,856
                 2014            416,120      175,009      241,111
              Thereafter       2,265,190    1,955,842      309,348
                              ----------   ----------   ----------
                              $4,920,241   $2,721,462   $2,198,779
                              ==========   ==========   ==========


The weighted average amortization period for other intangible assets is 9.4 years and has no expected residual value.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 10 - NOTES RECEIVABLE

Notes receivable as of June 30, 2009 and 2008 consist of the following:

                               June 30, 2009   June 30, 2008
                               -------------   -------------
Note Receivable - Sale of
 assets (a)                    $  2,037,100    $  4,484,674
Note Receivable - (b)                65,000          65,000
Note Receivable - (c)               259,460         334,276
                               -------------   -------------

Total Notes Receivable            2,361,560       4,883,950

Discount of note receivable            -            (14,084)

Allowance                           (65,000)        (65,000)
                               -------------   -------------
Net Notes Receivable           $  2,296,560    $  4,804,866
                               =============   =============
Current Portion                $    517,934    $  2,508,306
Long-Term Portion              $  1,778,626    $  2,296,560

a) On August 8, 2008, the Company signed a modification agreement with regards to the Asset Purchase Agreement with Health Plus. Under the modification agreement Health Plus made a $2,000,000 principal payment on the promissory note in exchange for a discount on the original note of $1,000,000.

The original promissory note ("Note") was modified to $2,378,130 payable in 60 consecutive months in equal installments of principal and interest of $47,090. The Note is secured by a first lien on all of the assets of Health Plus, including its accounts receivable and is subject to prepayment provisions to the extent Health Plus resells all or part of the assets and business or utilizes the assets sold as collateral in any debt financing. The Note provides for interest at 7% per annum. The Company recorded a charge to earnings for the discount on the Note of $658,351 during the quarter ended June 30, 2008.

b) This note receivable represents a note due from a customer for the purchase of a system. The note is payable over two years. The Company has an allowance for doubtful accounts of $65,000 as of June 30, 2009 and 2008 on this note.

c) This note receivable represents a note due from a customer for the purchase of an Upright MRI system. The note is payable in 48 consecutive equal monthly payments of principal and interest of $8,426.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 11 - CAPITAL STOCK

Common Stock
------------

Cash dividends payable on the common stock shall, in all cases, be on a per share basis, one hundred twenty percent (120%) of the cash dividend payable on shares of Class B common stock and three hundred sixty percent (360%) of the cash dividend payable on a share of Class C common stock.


Class B Common Stock
--------------------

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. There were 158 of such shares outstanding at June 30, 2009 and 2008.

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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2009


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

FONAR's 1997 Nonstatutory Stock Option Plan, adopted on May 9, 1997, permits the issuance of stock options covering an aggregate of 200,000 shares of common stock of FONAR. The options may be issued at such prices and upon such terms and conditions as are determined by FONAR. The 1997 Plan terminated on May 8, 2007. During the year ended June 30, 2009, 1,105 options were forfeited, therefore of the options granted under this plan 77,062 remain outstanding.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 11 - CAPITAL STOCK (Continued)

Options (Continued)
-------

FONAR's 2002 Incentive Stock Option Plan (the "FONAR 2002 Plan"), adopted on July 1, 2002, is intended to qualify as an incentive stock option plan under
Section 422A of the Internal Revenue Code of 1954, as amended. The FONAR 2002 Plan permits the issuance of stock options covering an aggregate of 100,000 shares of common stock of FONAR. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The FONAR 2002 Plan will terminate on June 30, 2012. As of June 30, 2009, options to purchase 50,943 shares of common stock of FONAR were available for future grant under this plan. During the year ended June 30, 2009, 283 options were forfeited, therefore 18,952 shares remain outstanding.

FONAR's 2005 Incentive Stock Option Plan (the "FONAR 2005 Plan"), adopted on February 16, 2005, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The FONAR 2005 Plan permits the issuance of stock options covering an aggregate of 80,000 shares of common stock of FONAR. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are non-transferable, are exercisable for a period not exceeding ten years, and expire upon the voluntary termination of employment. The FONAR 2005 Plan will terminate on February 14, 2015. As of June 30, 2009, 80,000 shares of common stock of FONAR were available for future grant under this Plan.

                    FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2009

NOTE 11 - CAPITAL STOCK (Continued)

Options (Continued)
-------
Stock option activity and weighted average exercise prices under these plans and grants for the years ended June 30, 2009 and 2008 were as follows:

                                             Weighted
                                             Average    Aggregate
                               Number of     Exercise   Intrinsic
                                Options       Price       Value
                               ----------   ---------   --------
Outstanding, June 30, 2007        109,270     30.55        -
Granted                                 -       -          -
Exercised                               -       -          -
Forfeited / Expired              ( 11,869)    29.70        -
                                ---------     -----
Outstanding, June 30, 2008         97,401     30.66        -
Granted                                 -       -          -
Exercised                               -       -          -
Forfeited                        (  1,387)    28.77        -
                                ---------     -----
Outstanding, June 30, 2009         96,014     30.69        -
                                =========     =====

Exercisable at:
  June 30, 2008                    97,401    $30.66
  June 30, 2009                    96,014    $30.69



The range of exercise prices for options outstanding as of June 30, 2009 was as follows:

                                                 Weighted
                                                 Average
                                Number of        Remaining
                                 Options        Contractual
Range of Exercise Price        Outstandings    Life in Year
-----------------------        ------------    ------------
$18.75 - $28.13                    67,887          1.9
$29.00 - $42.18                    20,352          2.8
$46.88                              7,775          2.1
                               ------------
                                   96,014
                               ============

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 11 - CAPITAL STOCK (Continued)

Options (Continued)
-------

HMCA Stock Options
------------------

Stock option share activity and weighted average exercise prices under the HMCA stock option plans for the two years ended June 30, 2009 and 2008 were as follows:

                                             Weighted
                                             Average    Aggregate
                               Number of     Exercise   Intrinsic
                                Options       Price       Value
                               ----------   ---------   --------
Outstanding, June 30, 2007       660,000       $1.00        -

Forfeited                           -                       -
                               ----------   ---------
Outstanding, June 30, 2008       660,000       $1.00        -

Expired                         (660,000)                   -
                               ----------   ---------
Outstanding, June 30, 2009          -            -          -
                               ==========   =========
          Exercisable at:
            June 30, 2008           -
            June 30, 2009           -

Stock Bonus Plans
-----------------

On August 9, 2007, the Company filed a registration statement on Form S-8 to register 100,000 shares under FONAR's 2007 Stock Bonus Plan. As of June 30, 2009, 67,932 shares of common stock of FONAR were available for future grant under this plan.

Warrants
--------

On May 24, 2009, warrants of 42,000 shares of common stock with an exercise price of $19.75 expired and no warrants remain outstanding.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 12 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following:
                                                               June 30,
                                                        ------------------------
                                                           2009         2008
                                                        -----------  -----------

Capital lease  requiring  monthly  payments of $13,623,
including  interest  at a  rate  of  10.51%  per  annum
through July 2010.  The loan is  collateralized  by the
related equipment.                                       $ 254,989    $ 315,545

Capital  lease  requiring  monthly  payments of $2,997,
including interest at a rate of 8.36% per annum through
October 2008. The loan is collateralized by the related
equipment.                                                    -          11,704

Note payable  requiring monthly payments of interest at
a  rate  of 7%  until  May  2009  followed  by  monthly
payments of $3,908 through May 2026. A final payment of
$535,684  will  be due on May  29,  2026.  The  loan is
collateralized by the related building.                    535,684      532,805

Note  payable  requiring  monthly  payments  of $8,325,
including  interest  at a  rate  of  10.00%  per  annum
through April 2012. The loan is from a related party.      239,685         -

Other  (including   capital  leases  for  property  and    246,032      269,644
equipment).                                             -----------  -----------
                                                         1,276,390    1,129,698
 Less: Current portion                                     357,003      372,722
                                                        -----------  -----------
                                                         $ 919,387    $ 756,976
                                                        ===========  ===========

The maturities of long-term debt over the next three years are as follows:

                         Years Ending
                           June 30,
                         ------------
                             2010         $  357,003
                             2011            242,700
                             2012            141,003
                             2013               -
                             2014               -
                             Thereafter      535,684
                                          ----------
                                          $1,276,390
                                          ==========

                      FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 13 - INCOME TAXES

Effective   January  1,  2007,  the  Company  adopted  the  provisions  of  FASB
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a corporate tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of FIN 48.

In accordance with FIN 48, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as "Interest expense, net". Penalties if incurred would be recognized as a component of "Selling, general and administrative" expenses.

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2004.

The adoption of the provisions of FIN 48 did not have a material impact on the Company's consolidated financial position and results of operations. Upon the adoption and as of June 30, 2009, no liability for unrecognized tax benefits was required to be recorded. The Company does not expect its unrecognized tax benefit position to change during the next 12 months.

The Company recognized a deferred tax asset of $876,868 and a deferred tax liability of $876,868 as of June 30, 2009, primarily relating to net operating loss carryforwards of approximately $164,465,000 available to offset future taxable income through 2029. The net operating losses begin to expire in 2012 for federal tax purposes and in 2012 for state income tax purposes.

The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income to conclude that it is more-likely-than-not that the Company will be able to realize all of its tax benefits in the near future and therefore a valuation allowance was established for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation. Should the Company become profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2009

NOTE 13 - INCOME TAXES (Continued)

Components of the current provision (benefit from) for income taxes are as follows:

                              Years Ended June 30,
                             ----------------------
                                2009        2008
                             ----------  ----------

                    Current:
                      Federal$     -     $     -
                      State     35,931     ( 6,940)
                             ----------  ----------
                             $  35,931   $ ( 6,940)
                             ==========  ==========


A reconciliation of the federal statutory income tax rate to the Company's effective tax rate as reported is as follows:

                                        Years Ended June 30,
                                       ----------------------
                                          2009        2008
                                       ----------  ----------
Taxes at federal statutory rate           34.0%      (34.0)%
State and local income taxes
  (benefit), net of federal benefit        6.0         0.0
Permanent differences                      4.1         0.9
(Decrease) increase in the valuation
  allowance and true ups                 (41.0)       33.1
                                       ----------  ----------
Effective income tax rate                  3.1%        0.0%
                                       ==========  ==========

As of June 30, 2009, the Company has net operating loss ("NOL") carryforwards of approximately $164,465,000 that will be available to offset future taxable income. The utilization of certain of the NOLs is limited by separate return limitation year rules pursuant to Section 1502 of the Internal Revenue Code. The expiration dates of NOL carryforwards are as follows:

                         June 30,
                         --------
                           2012      $  3,953,000
                           2013           845,000
                           2019        15,801,000
                           2020        18,718,000
                           2021        19,657,000
                           2022        19,667,000
                           2023        16,114,000
                           2024         9,257,000
                           2025            44,000
                           2026        27,001,000
                           2027        22,698,000
                           2028        10,710,000
                                     ------------
                                     $164,465,000
                                     ============

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 13 - INCOME TAXES (Continued)

The Company has, for federal income tax purposes, research and development tax credit carryforwards aggregating $4,059,401, which are accounted for under the flow-through method. The tax credit carryforwards expire as follows:

                         June 30,
                         --------
                           2012      $   70,145
                           2013         402,590
                           2019         432,195
                           2020         378,193
                           2021         448,221
                           2022         441,865
                           2023         444,970
                           2024         440,499
                           2025         285,564
                           2026         245,053
                           2027          62,208
                           2028         290,090
                           2029         117,808
                                     ----------
                                     $4,059,401
                                     ==========

In addition, for New York State income tax purposes, the Company has tax credit carryforwards, aggregating approximately $1,117,000, which are accounted for under the flow-through method. The tax credit carryforwards expire during the years ending June 30, 2012 to June 30, 2029.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 13 - INCOME TAXES (Continued)

Significant components of the Company's deferred tax assets and liabilities at June 30, 2009 and 2008 are as follows:

                                                             June 30,
                                                    --------------------------
                                                        2009          2008
                                                    ------------  ------------
Deferred tax assets:
  Allowance for doubtful accounts                   $ 4,111,445   $ 3,596,865
  Non-deductible accruals                               233,338       383,359
  Net operating carryforwards                        65,789,317    66,518,124
  Tax credits                                         5,176,360     4,970,084
  Inventory capitalization for tax purposes              39,320       113,101
  Property and equipment and depreciation             1,315,706     1,217,280
  Other                                                   3,600         4,500
                                                    ------------  ------------
                                                     76,669,086    76,803,313
Valuation allowance                                 (75,792,218)  (75,915,772)
                                                    ------------  ------------
Net deferred tax assets                                 876,868       887,541
                                                    ------------  ------------

Deferred tax liabilities:
  Capitalized software development costs               (876,868)     (887,541)
                                                    ------------  ------------
Gross deferred tax liabilities                         (876,868)   (  887,541)
                                                    ------------  ------------
Net deferred tax liabilities                        $      -      $      -
                                                    ============  ============



The net change in the valuation allowance for deferred tax assets decreased by approximately $124,000 during the year ended June 30, 2009 and increased by approximately $4,923,000 during the year ended June 30, 2008.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009

NOTE 14 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:

                                                     June 30,
                                            --------------------------
                                               2009           2008
                                            ------------  ------------
       Royalties                            $   622,780    $  622,780
       Accrued salaries, commissions and
         payroll taxes                          882,038       900,934
       Accrued interest                         901,286       876,389
       Litigation accruals                      193,349       193,349
       Sales tax payable                      2,433,773     2,543,795
       Legal and other professional fees        674,501       633,659
       Accounting fees                          480,000       502,594
       Insurance premiums                        30,336       409,928
       Penalty - Sales tax                      682,500       632,500
       Penalty - 401k plan                      250,000       250,000
       Purchase scanner                         440,000          -
       Other                                    869,479       750,335
                                            ------------  ------------
                                            $ 8,460,042   $ 8,316,263
                                            ============  ============


NOTE 15 - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company rents its operating facilities and certain equipment, pursuant to operating lease agreements expiring at various dates through December 2013. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

In May 2002,  HMCA  entered  into a sub-lease  agreement  (as amended in January
2003) with an entity owned by a relative of Raymond V. Damadian. The sub-lease agreement expired on May 31, 2008. As of June 1, 2008, the sub-lease tenant occupied the entire space and paid the monthly rent of $ 39,064 on a month to month basis. On December 3, 2008, HMCA terminated the lease on these premises and surrendered the property. Rental income under the sub-lease agreement for the years ended June 30, 2009 and 2008 amounted to $0 and $99,371, respectively.

In March 2008, HMCA entered into a s sub-lease agreement with a third party. The sub-lease agreement expired on April 30, 2009. Rental income under the sub-lease agreement for the year ended June 30, 2009 amounted to $131,724. The rental income is included in the consolidated statements of operations under costs related to management and other fees - unrelated medical practices.

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2009


NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

Future minimum operating lease commitments consisted of the following at June 30, 2009:

                                             Facilities
                                                And
                                              Equipment
                        Year Ending          (Operating
                         June 30,               Lease)
                        -----------         ------------
                           2010             $ 1,994,523
                           2011               1,999,245
                           2012               2,069,268
                           2013               2,051,651
                           2014               1,571,779
                        Thereafter            2,367,668
                                            -----------
                Total minimum obligations   $12,054,134

Rent expense for operating leases approximated $1,796,000 and $3,078,000 for the years ended June 30, 2009 and 2008, respectively.

License Agreements
------------------

The Company had a license agreement which requires the Company to pay a royalty on the Company's future sales of certain MRI imaging apparatus. Royalty expense charged to operations for the years ended June 30, 2009 and 2008 approximated $0 and $67,000, respectively. In April 2008, the licensor commenced an action in Superior Court, New Castle County, Delaware for the outstanding royalties of $666,734 plus interest and other costs. The Company answered the complaint raising affirmative defenses including duress, failure of consideration and violation of United States Antitrust Laws. As of June 30, 2009, the Company has accrued $710,461 for royalties and interest. During September 2009, the Company has entered into an understanding regarding this matter with the licensor. The understanding calls for an initial payment of $25,000 followed by monthly payments of $7,520 until the debt is paid.

In July 2000, the Company entered into a non-exclusive sales representative agreement with an unrelated third party. The agreement requires the third party to sell at least two Fonar MRI scanners or if it does not, pay an amount equal to the Company's gross margin on the unsold MRI scanners. The Company received the gross margin payment on two scanners of $1,158,478 in November 2007 and is included in revenues for the year ended June 30, 2008. The Company received the gross margin payment on one scanner of $585,493 in November 2008 and applied a previously received deposit for two other gross margin payments for a total of $1,755,493 which was included in revenue for the year ended June 30, 2009. As of April 2009, this agreement has expired.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

Employee Benefit Plans
----------------------

The Company has a non-contributory 401(k) Plan (the "401(k) Plan"). The 401(k) Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were no employer contributions to the Plan for the years ended June 30, 2009 and 2008. (see Other Matters below)

The stockholders of the Company approved the 2000 Employee Stock Purchase Plan ("ESPP") at the Company's annual stockholders' meeting in April 2000. The ESPP provides for eligible employees to acquire common stock of the Company at a discount, not to exceed 15%. This plan has not been put into effect as of June 30, 2009.

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

Stipulation Agreements
----------------------

The Company has entered into stipulation agreements with a number of its creditors that in the aggregate totals $763,511 as of June 30, 2009. The monthly payments total $98,808.

The amounts to be paid over the next two years are as follows:

                        Year Ending
                          June 30,
                        -----------
                           2010         $ 579,343
                           2011           184,168
                                         --------
                                          763,511
                                         ========

NASDAQ Notice of Non-compliance
-------------------------------

The Company's stockholder's deficiency was $4.2 million as of June 30, 2008 and $2.9 million as of June 30, 2009. NASDAQ had granted the Company an extension to October 5, 2009 to evidence compliance with the minimum stockholders' equity requirement or minimum net income requirement for continued listing on the NASDAQ Capital Market. The Company's common stock continues to be listed pending its filing of its Form 10-K for fiscal 2009 to demonstrate compliance with one or more of the continued listing requirements. The Company believes that it is in compliance with the minimum net income requirement of NASDAQ Capital Market.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 15 - COMMITMENTS AND CONTINGENIES (Continued)

Other Matters
-------------

In March 2007, the Company and New York State taxing authorities conducted a conference to discuss a sales tax matter to determine if certain sales transactions are subject to sales tax withholdings. In fiscal 2007, the Company recorded a provision of $250,000 to cover any potential tax liability including interest. This matter was settled in May of 2009 with no payment required by the Company. The Company reversed the accrual for this matter in the quarter ended June 30, 2009.

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. The Company has recorded tax obligations of $2,062,000 plus interest and penalties of approximately $1,377,000. The Company is in the process of determining is regulatory requirements in order to become compliant.

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

The Company management fees are dependent on collection by the PCs of fees from reimbursements from Medicare, Medicaid, private insurance, no fault and workers' compensation carriers, self-pay and other third-party payors. The health care industry is experiencing the effects of the federal and state governments' trend toward cost containment, as government and other third-party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. The cost- containment measures, consolidated with the increasing influence of managed-care payors and competition for patients, have resulted in reduced rates of reimbursement for services provided by the Company from time to time. The Company's future revenues and results of operations may be adversely impacted by future reductions in reimbursement rates.

In 2009, the Obama administration announced its intentions for healthcare reform in the United States. The plan includes providing healthcare coverage for some 40 million uninsured Americans. The plan calls for, among other things, more vigilant control of healthcare utilization, including diagnostic imaging services. The use of radiology benefit managers, or RBMs, has increased in recent years. It is common practice for health insurance carriers to contract with RBMs to manage utilization of diagnostic imaging procedures for their insureds. In many cases, this leads to lower utilization of imaging procedures based on a determination of medical necessity. The efficacy of RBMs is still a highly controversial topic. The Company cannot predict whether the current administration's healthcare plan and the use of RBMs will negatively impact its business, but it is possible that the Company's financial position and results of operations could be negatively affected by increased utilization of RBMs.

While the Company has prepared certain estimates of the impact of the above discussed changes and proposed changes, it is not possible to fully quantify their impact on its business. There can be no assurance that the impact of these changes will not be greater than estimated or that any future health care legislation or reimbursement changes will not adversely affect the Company's business.

NOTE 16 - OTHER INCOME

Other income consists of:
                                         For the Years Ended June 30,
                                         ----------------------------
                                              2009            2008
                                         -------------    -----------
         (Loss) Income from investment    $ (129,228)      $  5,000
         Litigation settlement              ( 17,500)          -
         Other income                        557,385        124,368
                                         -------------    -----------
                                          $  410,657       $129,368
                                         =============    ===========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2009 and 2008, the Company paid $308,332 and $214,394 for interest, respectively. During the years ended June 30, 2009 and 2008, the Company paid $35,931 and $0 for income taxes, respectively.


NOTE 18 - ADVANCES AND NOTES TO RELATED MEDICAL PRACTICES

Canarsie MRI Associates ("Canarsie"), a joint venture partnership, of which MRI Specialties, Inc. ("Specialties") is an owner. In addition, during fiscal 2001, Canarsie purchased a QUAD MRI scanner from the Company, for a purchase price of $850,000, payable as follows: (1) $400,000 downpayment (received April 2001);
(2) $450,000 in 84 equal monthly installments, including interest at 6%, pursuant to a promissory note to be executed upon acceptance of the scanner. Timothy Damadian, the son of Raymond V. Damadian, is the sole stockholder, Director and President of Specialties. The balance due under this note as of June 30, 2009 is $0. Interest income on this note for the years ended June 30, 2009 and 2008 amounted to $487 and $3,852, respectively.

The Company had advanced a former subsidiary, Tallahassee Magnetic Resonance Imaging, P.A., $546,183. This balance was evidenced by a promissory note and is payable as follows: $546,183 in 40 monthly installments commencing September 2007, including interest at 6%. The balance due under this note as of June 30, 2009 was $253,643. Interest income on this note for the years ended June 30, 2009 and 2008 amounted to $20,818 and $29,949, respectively.

The maturities of advances and notes to related medical practices over the next two years are as follows:

                          Years Ending
                            June 30,
                          ------------
                              2010       $164,611
                              2011         89,032
                                         --------
                                         $253,643
                                         ========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 19 - SEGMENT AND RELATED INFORMATION

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                               Management of
                                   FONAR        Diagnostic
                                  Medical        Imaging
                                 Equipment        Centers          Totals
                               --------------  --------------  --------------
Fiscal 2009:
------------
Net revenues from external
  Customers                     $ 29,468,501    $ 10,253,932    $ 39,722,433
Intersegment net revenues       $    999,167    $    -          $    999,167
Income (loss) from operations   $     27,484    $ (  731,421)   $(   703,937)
Depreciation and amortization   $  1,106,230    $    673,596    $  1,779,826
Compensatory element of stock
  Issuances                     $      4,061    $    -          $      4,061
Total identifiable assets       $ 17,302,361    $ 11,056,854    $ 28,359,215
Capital expenditures            $    826,938    $     24,145    $    851,083

Fiscal 2008:
-----------

Net revenues from external
  Customers                     $ 23,525,197    $ 12,043,636    $ 35,568,833
Intersegment net revenues       $    889,167    $     -         $    889,167
Loss from operations            $(14,133,689)   $ (2,793,102)   $(16,926,791)
Depreciation and amortization   $  1,851,746    $    941,846    $  2,793,592
Compensatory element of stock
  Issuances                     $        360    $     -         $        360
Total identifiable assets       $ 19,203,367    $ 16,022,266    $ 35,225,633
Capital expenditures            $    943,197    $    110,635    $  1,053,832

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009

NOTE 19 - SEGMENT AND RELATED INFORMATION (Continued)

Export Product Sales
--------------------
The Company's areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 25.4% and 0.0% of product sales revenues to third parties for the years ended June 30, 2009 and 2008, respectively.

The foreign product sales, as a percentage of product sales to unrelated parties, were made to customers in the following countries:

                          For the Years Ended June 30,
                          ----------------------------
                                   2009   2008
                                  ------ ------
                        Kuwait     (0.5)% (0.5)%
                        Holland     3.4     -
                        Germany     7.2     -
                        Greece     (0.4)   0.5
                        Canada      8.7     -
                        Australia   7.0     -
                                   ------------
                                   25.4%   0.0%
                                   ============

Foreign Service and Repair Fees
-------------------------------

The Company's areas of service and repair are principally in the United States. The Company had foreign revenues of service and repair of medical equipment amounting to 8.1% and 7.8% of consolidated net service and repair fees for the years ended June 30, 2009 and 2008, respectively. The foreign service and repair fees, as a percentage of total service and repair fees, were provided principally to the following countries:

                          For the Years Ended June 30,
                          -----------------------------
                                 2009      2008
                                ------    ------
               Spain             1.7%      1.6%
               Puerto Rico       1.0       1.3
               Switzerland       0.9       1.0
               Germany           0.0       1.0
               England           2.1       1.2
               Holland           1.3        .7
               Scotland          1.0       1.0
               Canada            0.1         -
                               ------     ------
                                 8.1%      7.8%
                               ======     ======


The Company does not have any material assets outside of the United States.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009

NOTE 20 - LIFE INSURANCE

During the year ended June 30, 2009, the Company borrowed $1,344,901 against the cash surrender value of a whole life insurance policy on the life of the Company's Chief Executive Officer.


NOTE 21 - DUE TO RELATED MEDICAL PRACTICES

In June of 2009, an entity owned by the Company's Chairman of the Board, Tallahassee Scanning Services PA, sold its Upright MRI scanning system to the Company for $550,000 in exchange for 35 monthly payments of $18,769 to be made over a three year period, commencing October 18, 2009 including interest at 10.41% per annum. The Company used this scanning system to fulfill a sales order with an unrelated customer.


NOTE 22 - SALE OF CONSOLIDATED SUBSIDIARY AND INVESTMENT

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

The following is the calculation of the gain on sale of the 92.3% interest in a consolidated subsidiary:

      Selling Price - Net cash paid:                    $ 2,307,500

      Assets and liabilities sold:
            Cash                    $         14,487
            Management fee receivable - net  917,406
            Property and equipment - net         733
            Other assets                      34,245
            Accounts payable                 (16,412)
            Minority interest                (91,155)
                                           ----------
      Subtotal                               859,304

      Gain on sale of consolidated subsidiary            $1,448,196
                                                        ===========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 22 - SALE OF INVESTMENT AND CONSOLIDATED SUBSIDIARY (Continued)

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

The following is the calculation of the gain on sale of the 50% interest in a consolidated subsidiary:

      Selling Price:                                    $ 4,499,768
      Less: Closing costs                                  (243,396)
                                                        ------------
      Selling Price - Net:                              $ 4,256,372

      Assets sold:
        Cash                               $   114,238
        Management fee receivable            1,166,100
        Property and equipment - net            22,673
        Other Assets                            14,759
        Minority Interest                     (456,373)
                                           ------------
      Subtotal                                              861,397
                                                        ------------

      Gain on sale of consolidated subsidiary           $ 3,394,975
                                                        ============

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 23 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                     (000's omitted, except per share data)

                                         For the Quarters Ended
                         -------------------------------------------------------
                         September 30, December 31, March 31, June 30,
                             2008          2008       2009      2009     Total
                         ------------- ------------ --------- -------- ---------

Total Revenues - Net       $  6,784      $ 11,290   $ 11,256  $10,392  $ 39,722

Total Costs and Expenses      8,632        10,589     10,494   10,711    40,426

Net (Loss) Income            (  450)          781        730       60     1,121

Basic Net (Loss)
  Income Per Share         $  (0.09)     $   0.16   $   0.14  $  0.01  $   0.21


                                         For the Quarters Ended
                         -------------------------------------------------------
                         September 30, December 31, March 31, June 30,
                             2007          2007       2008      2008     Total
                         ------------- ------------ --------- -------- ---------
Total Revenues - Net       $  8,669      $ 10,680   $  8,071  $ 8,149  $ 35,569

Total Costs and Expenses     12,775        14,556     10,792   14,373    52,496

Net Loss                     (  209)       (3,838)    (2,695)  (6,766)  (13,508)

Basic and Diluted Net
  Loss Per Share          $   (0.04)     $  (0.78)  $  (0.55) $ (1.38) $  (2.76)

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009


NOTE 24 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following represents a summary of allowance for doubtful accounts for the years ended June 30, 2009 and 2008, respectively:

                                    Balance                                     Balance
Description                     June 30, 2008    Additions      Deductions   June 30, 2009
------------------------------  -------------  -------------  -------------  -------------
Receivables from equipment
  sales and service contracts   $  2,020,208   (1) $441,951     $  68,833     $ 2,393,326
Management fee receivable          3,958,733   (1)1,185,000        50,388       5,093,345
Management fee receivable from
  Related medical practices        2,413,483   (1) (915,000)      403,665       1,094,818
Medical receivables                  769,000   (1)  574,500          -          1,343,500
Advance and notes to related
  Parties                            264,791         -                -           264,791
Notes receivable                      65,000         -                -            65,000



                                    Balance                                     Balance
Description                     June 30, 2007    Additions      Deductions   June 30, 2008
------------------------------  -------------  -------------  -------------  -------------
Receivables from equipment sales
  and service contracts           $ 1,952,830  (1)$ 169,820      $102,442     $ 2,020,208
Management fee receivable           2,110,306  (1)1,848,427          -          3,958,733
Management fee receivable from
  Related medical practices         2,093,180  (1)  320,303          -          2,413,483
Medical receivables                   190,000  (1)  579,000          -            769,000
Advance and notes to related
  Parties                             364,791          -          100,000         264,791
Note receivable                         -      (1)   65,000          -             65,000

(1)  Included in provision for bad debts.


NOTE 25 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through October 5, 2009, which is the date the Company filed its Annual Report on Form 10-K for fiscal 2009 with the Securities and Exchange Commission. There are no further subsequent events for disclosure.

                       FONAR CORPORATION AND SUBSIDIARIES

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

Our principal executive and financial officers have concluded that our disclosure controls and procedures over financial reporting were effective as of June 30, 2009. Management's assessment is that our internal control over financial reporting for the year ended June 30, 2009 is effective. There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                       FONAR CORPORATION AND SUBSIDIARIES

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

The officers and directors of the Company are set forth below:

Raymond V. Damadian, M.D.     73          President, Treasurer,
                                          Chairman of the Board
                                          and a Director

Claudette J.V. Chan           71          Director and Secretary

Robert J. Janoff              82          Director

Charles N. O'Data             73          Director

Robert Djerejian              78          Director


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

                       FONAR CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
I.  SUMMARY COMPENSATION TABLE

Name and all                                      All Other       Total
Other Principal            Salary        Bonus    Compensation    Compensation
Position           Year    ($)           ($)      ($)             ($)
(a)                (b)     (c)           (d)      (i)             (j)
---------------    ----    ----------    -----    ------------    ------------
Raymond V.         2009    $72,285.12      -           -           $72,285.12
Damadian,          2008    $90,087.83      -           -           $90,087.83
PEO                2007    $90,162.36      -           -           $90,162.36
PFO

--------------------------------------------------------------------------------
II.  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name                      Number of       Option        Option
                          Securities      Exercise      Expiration
                          Underlying      Price         Date
                          Unexercised     ($)
                          Options (#)
                          Exercisable
                          (a)              (b)          (c)
--------------------      -----------      -------      --------
Raymond V. Damadian,          463          28.125       12/26/10
PEO/PFO

--------------------------------------------------------------------------------
III.  DIRECTOR COMPENSATION

Name                      Fees Earned or        Total
                          Paid in Cash ($)      ($)
(a)                       (b)                   (c)
--------------------      ----------------      -----------
Raymond V. Damadian                    0                  0

Claudette J.V. Chan           $20,160.00         $20,160.00

Robert J. Janoff              $20,000.24         $20,000.24

Charles N. O'Data             $20,000.24         $20,000.24

Robert Djerejian              $19,999.98         $19,999.98

                       FONAR CORPORATION AND SUBSIDIARIES

EMPLOYEE COMPENSATION PLANS

Equity Compensation Plan Information as of June 30, 2009

               (a)                  (b)                  (c)
Plan category  Number of securities Weighted-average     Number of securities
               to be issued upon    exercise price of    remaining available
               exercise of          outstanding options, for future issuance
               outstanding options, warrants and rights  under equity
               warrants and rights                       compensation plans
                                                         (excluding securities
                                                         reflected in column (a)
-------------- -------------------- -------------------- -----------------------
Equity
compensation
plans approved
by security
holders               96,014              $ 30.69               130,943

Equity
compensation
plans not
approved
by security
holders                 -                    N/A                   -

Total
               ==================== ==================== =======================
                      96,014                30.69               130,943

Fonar's 1997 Nonstatutory Stock Option Plan, adopted on May 9, 1997 terminated on May 8, 2007. Of the options granted under this plan, 77,062 remain outstanding.

Fonar's 2002 Incentive Stock Option Plan, adopted on July 1, 2002, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 2002 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 100,000 shares of Common Stock of Fonar. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The 2002 Stock Option Plan will terminate on June 30, 2012. As of June 30, 2009, options to purchase 50,943 shares of Common Stock of Fonar were available for future grant under the plan. Of the options granted under this plan 18,952 remain outstanding.

Fonar's 2005 Incentive Stock Option Plan, adopted on February 15, 2005, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue code of 1954, as amended. The Plan permits the issuance of stock options covering an aggregate of 80,000 shares of common stock of Fonar. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are non-transferable, are exercisable for a period not exceeding ten years, and expire upon the voluntary termination of employment. The Plan will terminate on February 14, 2015. As of June 30, 2009, 80,000 shares of common stock of Fonar were available for future grant under this plan.

Fonar adopted its 2007 Stock Bonus Plan, on August 7, 2007. This Plan permits Fonar to issue an aggregate of 100,000 shares of common stock of Fonar as bonus or compensation. As of June 30, 2009, 67,932 shares were available for issuance.

                       FONAR CORPORATION AND SUBSIDIARIES

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number and percentage of shares of Fonar's securities held by each director, by each person known by us to own in excess of five percent of Fonar's voting securities and by all officers and directors as a group as of September 10, 2009.

Name and Address of             Shares         Percent
Beneficial Owner (1)       Beneficially Owned  of Class
-------------------------  ------------------  --------
Raymond V. Damadian, M.D.
c/o Fonar Corporation
Melville, New York
 Director, President,
 Treasurer, CEO,
 5% + Stockholder
    Common Stock               120,302          2.45%
    Class C Stock              382,447         99.98%
    Class A Preferred           19,093          6.09%

Claudette Chan
Director and Secretary
    Common Stock                   106           *
    Class A Preferred               32           *

Robert J. Janoff
Director
    Common Stock                 2,899           *
    Class A Preferred               79           *

Charles N. O'Data
Director
    Common Stock                    28           *

Robert Djerejian
Director
    Common Stock                     0           *

All Officers and Directors
as a Group (5 persons)
    Common Stock               123,335          2.51%
    Class C Stock              382,447         99.98%
    Class A Preferred           19,204          6.13%
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

Pursuant to the management agreements, HMCA is providing comprehensive management and administrative services and office facilities, including billing and collection of accounts, payroll and accounts payable processing, supplies and utilities to the Centers. Under the management agreements, HMCA provides service through Fonar for the scanners at the Centers. In total, 10 MRI Centers have management agreements with HMCA.

At the end of fiscal 2007, Dr. Damadian sold all of his stock in the MRI Centers located in New York State. The new owner is one of the radiologists who has been reading and interpreting scans performed at those facilities, Dr. Robert A. Diamond. In connection with the sale, HMCA entered into new management agreements with the MRI Centers under which HMCA performs essentially the same services for the MRI Centers as prior to the sale. The fees charged, however, are flat fees charged on a monthly basis.

Dr. Damadian remains the owner of three MRI Centers in Florida and one in Georgia. The fees payable to HMCA for its services to these MRI Centers are based on the number of procedures performed, ranging between $300 and $400 per procedure.

During the fiscal years ended June 30, 2009 and June 30, 2008 the net revenues received by HMCA from the MRI Centers owned by Dr. Damadian were approximately $2.9 million and $3.7 million respectively.

During April 2009, Fair Haven Services, Inc. loaned the Company $258,000. The loan bears interest at a rate of 10% per annum and is payable in 36 installments with the final payment due April 30, 2012. Dr Damadian is the President and sole stockholder of Fair Haven Services, Inc.

In June 2009, Tallahassee Scanning Services, P.A. an entity owned by Dr Damadian, sold its Upright MRI scanning system to the Company for $550,000 payable in 35 monthly installments beginning on October 18, 2009.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Marcum LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2009 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2009 were $554,571. An audit of internal controls was not required this year.

The aggregate fees billed by Marcum LLP for the audit of our annual financial statements for the fiscal year ended June 30, 2008 and our internal controls, and the reviews of the financial information included in our Forms 10-Q for the fiscal year ended June 30, 2008 were $676,576.

Audit Related Fees

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2009 or June 30, 2008 for services related to the audit or review of our financial statements that are not included under the caption "Audit Fees".

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2009 or June 30, 2008 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information.

Tax Fees

The aggregate fees billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2009 were $206,335.

The aggregate fees billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2008 were $163,918.

All Other Fees

The aggregate fees billed by Marcum LLP for all other services rendered by them during the fiscal years ended June 30, 2009 and June 30, 2008 were $31,776 and $29,035, respectively, which included services in connection with the registration of securities, employee benefit plan audits and reviews and procedures that we requested Marcum LLP to undertake to provide assurances on matters not required by laws or regulations.

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

Our audit committee believes that the provision by Marcum LLP of services in addition to audit services in fiscal 2009 and 2008 were compatible with maintaining their independence.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a)  FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements are included in Part II, Item 8.

     Report of Independent Registered Public Accounting Firm

     Consolidated Balance Sheets as at June 30, 2009 and 2008.

     Consolidated Statements of Operations for the Two Years Ended June 30, 2009 and 2008.

     Consolidated Statements of Stockholders' Equity for the Two Years Ended June 30, 2009 and 2008.

     Consolidated Statements of Cash Flows for the Two Years Ended June 30, 2009 and 2008.

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

     10.35 Partnership Interest Purchase Agreement dated September 29, 2008 by and between Diagnostic Management, LLC and Raymond V. Damadian, M.D. MR Scanning Centers Management Company, incorporated by reference to Exhibit 10.35 to Form 10-K for the fiscal year ended June 30, 2008. Commission File No. 0- 10248.

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

                       FONAR CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FONAR CORPORATION

Dated:  October 5, 2009

                               By: /s/ Raymond Damadian
                               Raymond V. Damadian, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                 Title                Date

/s/ Raymond Damadian     Chairman of the      October 5, 2009
Raymond V. Damadian      Board of Directors,
                         President, Director
                         Principal Executive
                         Officer and Acting
                         Principal Financial
                         Officer)

/s/ Claudette J.V. Chan  Director and         October 5, 2009
Claudette J.V. Chan      Secretary


/s/ Robert J. Janoff     Director             October 5, 2009
Robert J. Janoff

/s/ Charles N. O'Data    Director             October 5, 2009
Charles N. O'Data

/s/ Robert Djerejian     Director             October 5, 2009
Robert Djerejian