Form 10-K/A
period 2009-06-30
FONAR CORP
filed 2009-11-10
CIK 355019

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                             _____________________

                                   FORM 10-K/A
                              _____________________

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

DOCUMENTS INCORPORATED BY REFERENCE
None

REASON FOR AMENDMENT

Fonar Corporation is amending its 10-K to change the language in Item 9A, Controls and Procedures, in accordance with comments made by the Securities and Exchange Commission, to disclose the conclusions of certain of our officers regarding the effectiveness of our disclosure controls and procedures and statements regarding internal control over our financial reporting. We have also been asked to include certain language in our exhibits referring to internal control over financial reporting.

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


ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13(a)-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include many aspects of internal control over financial reporting.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2009.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, including those policies and procedures that:

  *  pertain  to  the  maintenance  of  records  that,  in  reasonable   detail,
     accurately and fairly reflect the transactions and dispositions of our assets;

  * provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  * provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

It should be noted, however, that because of its inherent limitations, internal control over financial reporting cannot provide absolute assurance of the prevention or detection of misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of this Annual Report on Form 10-K for the year ended June 30, 2009, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation, our Chief Executive Officer and Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2009.

This Annual Report on Form 10-K does not include an attestation report of Marcum LLP, our independent registered public accounting firm, regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report on this Annual Report on Form 10-K.

There was no changes in our internal controls or in other factors that could significantly affect these controls, during our fourth quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


b) REPORTS ON FORM 8-K

     Registrant's Report on Form 8-K containing the Company's Earnings Report for Fiscal 2009. October 5, 2009, Commission File No. 000-10248.

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

Dated:  November 9, 2009

                               By: /s/ Raymond Damadian
                               Raymond V. Damadian, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                 Title                Date

/s/ Raymond Damadian     Chairman of the      November 9, 2009
Raymond V. Damadian      Board of Directors,
                         President, Director
                         Principal Executive
                         Officer and Acting
                         Principal Financial
                         Officer)

/s/ Claudette J.V. Chan  Director and         November 9, 2009
Claudette J.V. Chan      Secretary


/s/ Robert J. Janoff     Director             November 9, 2009
Robert J. Janoff

/s/ Charles N. O'Data    Director             November 9, 2009
Charles N. O'Data

/s/ Robert Djerejian     Director             November 9, 2009
Robert Djerejian