Form 10-Q
period 2009-09-30
FONAR CORP
filed 2009-11-23
CIK 355019

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended     SEPTEMBER 30, 2009
                                                 ------------------

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _____ to _____

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

                                 (631) 694-2929
               --------------------------------------------------
               Registrant's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files. YES _X_ NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.(Check one):
Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                Class                        Outstanding at October 31, 2009
-----------------------------------------    -------------------------------
Common Stock, par value $.0001                          4,916,275
Class B Common Stock, par value $.0001                        158
Class C Common Stock, par value $.0001                    382,513
Class A Preferred Stock, par value $.0001                 313,451

FONAR CORPORATION AND SUBSIDIARIES INDEX

PART I - FINANCIAL INFORMATION                                       PAGE

Item 1.  Financial Statements

Condensed  Consolidated  Balance  Sheets - September
  30, 2009 (Unaudited) and June 30, 2009

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2009 and
  September 30, 2008 (Unaudited)

Condensed  Consolidated  Statements of Comprehensive
  Loss for the Three Months Ended September 30, 2009 and September 30, 2008 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2009 and
  September 30, 2008 (Unaudited)

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

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's OMITTED)

ASSETS                                              September 30,    June 30,
                                                        2009           2009
                                                     (UNAUDITED)
Current Assets:                                     -------------  -------------
  Cash and cash equivalents                          $     1,372    $     1,226

  Marketable securities                                       27             23

  Accounts receivable - net                                5,156          5,392

  Accounts receivable - related parties - net                179           -

  Medical receivables - net                                  316            374

  Management fee receivable  net                           3,304          3,274

  Management fee receivable - related
    medical practices - net                                2,020          2,196

  Costs and estimated earnings in excess
    of billings on uncompleted contracts                   1,212          1,476

  Inventories                                              3,452          3,172

  Current portion of advances and notes to related
    medical practices                                        166            165

  Current portion of notes receivable                      1,664            518

  Prepaid expenses and other current assets                  345            472
                                                    -------------  -------------
        Total Current Assets                              19,213         18,288
                                                    -------------  -------------

Property and equipment - net                               2,696          2,892

Advances and notes to related medical practices - net         45             89

Notes receivable  net                                        156          1,779

Other intangible assets - net                              4,951          4,920

Other assets                                                 391            391
                                                    -------------  -------------
        Total Assets                                 $    27,452    $    28,359
                                                    =============  =============


See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's OMITTED)

                                                    September 30,    June 30,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 2009          2009
                                                      (UNAUDITED)
Current Liabilities:                                -------------  -------------
  Current portion of long-term debt and
    capital leases                                   $       267    $       277
  Current portion of long-term debt-related party             82             80
  Accounts payable                                         3,816          3,519
  Other current liabilities                                8,429          8,460
  Unearned revenue on service contracts                    5,423          5,526
  Unearned revenue on service
    contracts - related parties                              165           -
  Customer advances                                        9,264          9,238
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                      2,536          2,026
                                                    -------------  -------------
      Total Current Liabilities                           29,982         29,126

Long-Term Liabilities:
  Accounts payable                                           156            184
  Due to related medical practices                           658            643
  Long-term debt and capital leases,
   less current portion                                      731            759
  Long-term debt less current portion-related party          139            160
  Other liabilities                                          379            364
                                                    -------------  -------------
      Total Long-Term Liabilities                          2,063          2,110
                                                    -------------  -------------
      Total Liabilities                                   32,045         31,236
                                                    -------------  -------------
Minority interest                                             64             64
                                                    -------------  -------------


See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's OMITTED, except share data)

                                                    September 30,    June 30,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                2009           2009
     (continued)                                      (UNAUDITED)
                                                    -------------  -------------
STOCKHOLDERS' DEFICIENCY:

Class A non-voting preferred stock $.0001 par
value; 1,600,000 authorized, 313,451 issued and
outstanding at September 30, 2009 and June 30, 2009         -              -

Preferred stock $.001 par value; 2,000,000 shares
authorized, issued and outstanding       none               -              -

Common Stock $.0001 par value; 30,000,000 shares
authorized at September 30, 2009 and June 30, 2009,
4,927,918 and 4,917,918 issued at September 30, 2009
and June 30, 2009, respectively; 4,916,275 and
4,906,275 outstanding at September 30, 2009 and
June 30, 2009, respectively                                    1              1

Class B Common Stock $.0001 par value; 800,000
shares authorized, (10 votes per share), 158
issued and outstanding at September 30, 2009 and
June 30, 2009                                               -               -

Class C Common Stock $.0001 par value; 2,000,000
shares authorized, (25 votes per share), 382,513
issued and outstanding at September 30, 2009 and
June 30, 2009                                               -              -

Paid-in capital in excess of par value                   172,299        172,280
Accumulated other comprehensive loss                         (17)           (21)
Accumulated deficit                                     (176,000)      (174,259)
Notes receivable from employee stockholders                 (265)          (267)
Treasury stock, at cost - 11,643 shares of common
  stock at September 30, 2009 and June 30, 2009             (675)          (675)
                                                    -------------  -------------
    Total Stockholders' Deficiency                        (4,657)        (2,941)
                                                    -------------  -------------
    Total Liabilities and Stockholders' Deficiency   $    27,452    $    28,359
                                                    =============  =============

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                     (000's OMITTED, except per share data)

                                                     FOR THE THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                    ----------------------------
                                                        2009           2008
REVENUES                                            -------------  -------------
  Product sales - net                                $     1,563    $     1,413
  Service and repair fees - net                            2,757          2,545
  Service and repair fees - related parties - net             55             55
  Management and other fees - net                          1,736          2,047
  Management and other fees - related medical
    practices - net                                          795            724
  License fees and royalties                                 585           -
                                                    -------------  -------------
     Total Revenues - Net                                  7,491          6,784
                                                    -------------  -------------
COSTS AND EXPENSES
  Costs related to product sales                           1,657          1,442
  Costs related to service and repair fees                   941          1,010
  Costs related to service and repair fees -
    related parties                                           19             22
  Costs related to management and other fees               1,268          1,203
  Costs related to management and other
    fees - related medical practices                         761            656
  Research and development                                   854            880
  Selling, general and administrative                      3,233          3,265
  Provision for bad debts                                    180            154
                                                    -------------  -------------
     Total Costs and Expenses                              8,913          8,632
                                                    -------------  -------------
Loss From Operations                                      (1,422)        (1,848)

Interest Expense                                             (79)           (79)
Interest Expense - Related Party                              (14)           -
Investment Income                                             87             33
Interest Income - Related Party                                4              6
Other Income                                                  33              1
Minority Interest in Income of Partnerships                 -               (11)
Gain on Sale of Consolidated Subsidiary                     -             1,448
Loss on Note Receivable                                     (350)          -
                                                    -------------  -------------
NET LOSS                                             $    (1,741)   $      (450)
                                                    =============  =============

Basic and Diluted Loss Per Common Share                  $(0.35)       $(0.09)
                                                    =============  =============
Weighted Average Number of Common Shares Outstanding   4,907,942      4,904,275
                                                    =============  =============

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)
                                (000'S OMITTED)


                                                     FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ----------------------------
                                                        2009           2008
                                                    -------------  -------------
Net loss                                             $    (1,741)   $      (450)

Other comprehensive income net of tax:
    Unrealized gains on securities,
      net of tax                                               4             55
                                                    -------------  -------------
Total comprehensive loss                             $    (1,737)   $    (  395)
                                                    =============  =============


See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                (000'S OMITTED)


                                                     FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ----------------------------
                                                        2009           2008
                                                    -------------  -------------
Cash Flows from Operating Activities
 Net loss                                            $    (1,741)   $      (450)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
    Minority interest in income of partnerships             -                11
    Depreciation and amortization                            366            435
    Gain on sale of consolidated subsidiary                 -            (1,448)
    Discount on note receivable                              350           -
    Provision for bad debts                                  180            154
    Compensatory element of stock issuances                   18           -
    (Increase) decrease in operating assets, net:
       Accounts, management fee and medical receivable(s)     82            198
       Notes receivable                                      126            144
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                   264              6
       Inventories                                          (280)            54
       Prepaid expenses and other current assets             128             56
       Other assets                                         -                (9)
       Advances and notes to related medical practices        43             68
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                      269            234
       Other current liabilities                              31           (728)
       Customer advances                                      26         (1,020)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                   509            345
       Other liabilities                                      16            (36)
       Due to related medical practices                       15             (5)
                                                    -------------  -------------
Net provided by (used in) operating activities               402         (1,991)
                                                    -------------  -------------

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                (000'S OMITTED)

                                                     FOR THE THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                    ----------------------------
                                                        2009           2008
                                                    -------------  -------------
Cash Flows from Investing Activities:
  Sales of marketable securities                               -          1,099
  Purchases of property and equipment                         (7)            (1)
  Costs of capitalized software development                 (105)          (149)
  Cost of patents                                            (88)           (60)
  Proceeds from note receivable                             -             2,000
  Proceeds from sale of consolidated subsidiary             -             2,293
                                                    -------------  -------------
Net cash (used in) provided by investing activities         (200)         5,182
                                                    -------------  -------------

Cash Flows from Financing Activities:
  Distributions to holders of minority interest             -               (23)
  Repayment of borrowings and capital
    lease obligations                                        (57)          (104)
  Repayment of notes receivable from employee
     stockholders                                              1              1
                                                    -------------  -------------
Net cash used in financing activities                        (56)          (126)
                                                    -------------  -------------

Net Increase in Cash and Cash Equivalents                    146          3,065

Cash and Cash Equivalents - Beginning of Period            1,226          1,326
                                                    -------------  -------------
Cash and Cash Equivalents - End of Period            $     1,372    $     4,391
                                                    =============  =============

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on October 5, 2009 for the fiscal year ended June 30, 2009.

Liquidity and Going Concern
---------------------------

At September 30, 2009, the Company had a working capital deficit of approximately $10.8 million and a stockholders deficiency of approximately $4.7 million. For the three months ended September 30, 2009, the Company incurred a net loss of approximately $1.7 million, which included non-cash charges of approximately $914,000. The Company has funded its cash flow deficit for the three months ended September 30, 2009 through cash provided by operations.

The Company continues to focus its efforts on increased marketing campaigns to strengthen the demand for its products and services. Management anticipates that its capital resources will improve if Fonars MRI scanner products gain wider market recognition and acceptance resulting in increased product sales. Current economic credit conditions have contributed to a slowing business environment. Given such liquidity and credit constraints in the markets, the business has and may continue to suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available, whether the terms or conditions would be acceptable to the Company. In such case, the further reduction in operating expenses as well as possible sale of other operating subsidiaries might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (USGAAP) and assume that the Company will continue as a going concern. These conditions raise substantial doubt about the Companys ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                  (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The unaudited condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships (collectively the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings (Loss) Per Share
-------------------------

Basic earnings (loss) per share (EPS) is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with ASC topic 260 (EITF 03-6), Participating Securities and the Two-Class method under FASB Statement No. 128, the Companys participating convertible securities, which include Class B common stock and Class C common stock, are not included in the computation of basic EPS for the three months ended September 30, 2009 and 2008, because the participating securities do not have a contractual obligation to share in the losses of the Company.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of certain options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation was approximately 224,000 and 267,000 because they were antidilutive as a result of net losses for the three month periods ended September 30, 2009 and 2008, respectively.

Recent Accounting Pronouncements
--------------------------------

In September 2006, the Financial Accounting Standard Board (FASB) issued Accounting Standards Codification (ASC) topic 820 (formerly Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. ASC topic 820 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123 (revised 2004), Share-Based Payment, and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. The Company adopted ASC topic 820 on July 1, 2008, as required for its financial assets and financial liabilities. However, the FASB deferred the effective date of ASC topic 820 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of the provisions of ASC topic 820 for the Companys financial assets and financial liabilities did not have a material impact on its condensed consolidated financial statements. The Company is evaluating the effect the implementation of ASC topic 820 for its nonfinancial assets and nonfinancial liabilities will have on the Companys condensed consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                  (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------

On February 15, 2007, the FASB issued ASC topic 820 (formerly SFAS No. 159), entitled The Fair Value Option for Financial Assets and Financial Liabilities. The guidance in ASC topic 820 allows reporting entities to choose to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133, as amended, entitled Accounting for Derivative Instruments and Hedging Activities. The provisions of ASC topic 820 are applicable to all reporting entities and are effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. The Company adopted ASC topic 820 effective July 1, 2008. Upon adoption, the Company did not elect the fair value option for any items within the scope of ASC topic 820 and, therefore, the adoption of ASC topic 820 did not have an impact on the Companys condensed consolidated financial statements.

In March 2007, the FASB ratified ASC topic 715 (formerly the Emerging Issues Task Force (EITF) consensus on Issue No. 06-10). Accounting for Collateral Assignment Split Dollar Life Insurance. This ASC topic 715 indicates that an employer should recognize a liability for postretirement benefits related to collateral assignment split-dollar life insurance arrangements. In addition, the ASC topic 715 provides guidance for the recognition of an asset related to a collateral assignment split-dollar life insurance arrangement. The ASC topic 715 is effective for fiscal years beginning after December 15, 2007. The Company has adopted the ASC topic 715 as required and it did not have an impact on the Companys results of operations, financial condition and liquidity.

In December 2007, the FASB issued ASC topic 805 (formerly SFAS No. 141R), Business Combinations, which replaces SFAS No. 141, Business Combinations. ASC topic 805 establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. ASC topic 805 also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. ASC topic 805 will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC topic 805 would have an impact on accounting for any businesses acquired after the effective date of this pronouncement. The Company believes that the adoption of ASC topic 805 could have an impact on the accounting for any future acquisitions, if one were to occur.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                  (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------

In December 2007, the FASB issued ASC topic 810 (formerly SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements An Amendment of ARB No. 51. ASC topic 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). ASC topic 810 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of ASC topic 810, the Company will be required to report its noncontrolling interests as a separate component of stockholders equity. The Company will also be required to present net income allocable to the noncontrolling interest and net income attributable to the stockholders of the Company separately in its consolidated statements of income. Currently, minority interests are reported as a liability in the Companys consolidated balance sheets and the related income attributable to the minority interests is reflected as an expense in arriving at net loss. ASC topic 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. ASC topic 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of ASC topic 810 shall be applied prospectively. The Company adopted ASC topic 810 for our fiscal year beginning July 1, 2009, and the adoption did not have any impact on the Companys financial position, results of operations or cash flows.

In October 2008, the FASB issued ASC topic 820 (formerly FASB Staff Position No. FAS 157-3), Determining the Fair Value of a Financial Asset in a Market That Is Not Active, which clarifies the application of ASC topic 820 when the market for a financial asset is inactive. Specifically, ASC topic 820 clarifies how (1) managements internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in ASC topic 820 is effective immediately and did not have a material impact on the Companys condensed consolidated financial statements.

In June 2008, the FASB issued ASC topic 815 (formerly Emerging Issue Task Force 07-5), Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entitys Own Stock. ASC topic 815 provides framework for determining whether an instrument is indexed to an entitys own stock. ASC topic 815 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of the adoption of ASC topic 815 on its consolidated financial position and results of operations.

In April 2009, the FASB issued ASC topic 270 (formerly FAS 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. SFAS 107-1 amends FASB No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. SFAS also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. ASC topic 270 is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Companys consolidated financial position, results of operations and cash flows. The carrying value of our cash and cash equivalents approximates fair value because these instruments have original maturities of three months or less.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                  (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------

In May 2009, the FASB issued ASC 855 (formerly SFAS No. 165), Subsequent Events. This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Companys condensed consolidated financial statements.

In June 2009, the FASB issued ASC 105 (formerly SFAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ASC 105 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants (AICPA), EITF, and related accounting literature. ASC 105 reorganizes the thousand of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. ASC 105 will be effective for financial statements issued for reporting periods that end after September 15, 2009. As the codification was not intended to change or alter existing U.S. GAAP, it does not have any impact on our consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued ASC topic 350 (formerly FSP FAS 142-3), Determination of the Useful Life of Intangible Assets. ASC topic 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset under SFAS No. 142, Goodwill and Other Intangibles (SFAS 142). ASC topic 350 aims to improve the consistency between the useful life of an intangible asset as determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, Business Combinations, and other applicable accounting literature. ASC topic 350 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this pronouncement did not have a material impact on the Companys condensed consolidated financial statements.

In June 2009, the FASB issued ASC 860 (formerly SFAS No. 166), Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140, ASC 860 requires additional disclosures concerning a transferors continuing involvement with transferred financial assets. ASC 860 eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of ASC 860 will have on its condensed consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                  (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------

In June 2009, the FASB issued ASC 810 (formerly SFAS No. 167), Amendments to FASB Interpretation (FIN) No. 46(R), which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entitys purpose and design and the reporting entitys ability to direct the activities of the other entity that most significantly impact the other entitys economic performance. ASC 810 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entitys financial statements. ASC 810 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Management is currently evaluating the requirements of ASC 810 and has not yet determined the impact on the Companys condensed consolidated financial statements.

In September 2009, the FASB reached final consensus on a new revenue recognition standard, ASC topic 815(formerly EITF Issue No. 08-1), Revenue Arrangements with Multiple Deliverables. ASC topic 815 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This Issue is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company is currently evaluating the potential impact of ASC topic 815 on its condensed consolidated financial statements.

In September 2009, the EITF reached final consensus on a new revenue recognition standard, ASC topic 350 (formerly EITF 09-3), Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements. ASC topic 350 amends the scope of AICPA Statement of Position 97-2, Software Revenue Recognition to exclude tangible products that include software and non-software components that function together to deliver the products essential functionality. This Issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a companys fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this Issue unless it also elects early application of Issue 08-1. The Company is currently evaluating the potential impact of ASC topic 350 on its condensed consolidated financial statements.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported consolidated net losses for any periods presented.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                  (UNAUDITED)


NOTE 3 MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE

Medical Receivables
-------------------

The Company was assigned medical receivables valued at $11,775,000, in connection with the satisfaction of the management fees and termination fees related to a Termination and Replacement Agreement dated May 23, 2005. The balance of the net medical receivables as of September 30, 2009 and June 30, 2009 was $316,000 and $374,000, respectively. As of September 30, 2009 and June 30, 2009, the Companys allowance for doubtful accounts totaled $1,383,500 and $1,343,500, respectively, on these receivables.

Accounts Receivable and Management Fee Receivable
-------------------------------------------------

Receivables, net is comprised of the following at September 30, 2009:
                            (000s Omitted)

                         Gross          Allowance for
                       Receivable     doubtful accounts       Net
                       ----------     -----------------     -------
Receivables from
Equipment sales and
service contracts      $   7,564          $   2,408         $ 5,156
                       ==========     =================     =======

Receivables from
equipment sales and
service contracts-
related parties        $     179          $    -            $   179
                       ==========     =================     =======

Management fee
receivables            $   8,522          $   5,218         $ 3,304
                       ==========     =================     =======

Management fee
receivables from
related medical
practices ("PCs")      $   3,115          $   1,095         $ 2,020
================       ==========     =================     =======

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

Collection by the Company of its management fee receivables may be impaired by the uncollectibility of the PCs medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 49% of the PC's net revenues for both the three months ended September 30, 2009 and 2008, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the unaudited condensed consolidated financial statements and have historically been within management's expectations.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                  (UNAUDITED)


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE (Continued)

Net revenues from management and other fees charged to the related PCs accounted for approximately 10.6% and 10.7% of the consolidated net revenues for the three months ended September 30, 2009 and 2008, respectively.

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


NOTE 4 - INVENTORIES

Inventories  included in the accompanying  condensed  consolidated balance sheet
consist of the following:                (000's omitted)

                                        September 30,      June 30,
                                           2009              2009
                                        -------------     ---------
        Purchased parts, components
          and supplies                    $ 2,105         $ 2,065
        Work-in-process                     1,347           1,107
                                        -------------     ---------
                                          $ 3,452         $ 3,172
                                        =============     =========


NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of September 30, 2009 is as follows:

                                (000's omitted)
           Costs incurred on uncompleted contracts     $ 10,329
           Estimated earnings                             5,561
                                                       ---------
                                                         15,890
     Less: Billings to date                              17,214
                                                       ---------
                                                       $ (1,324)
                                                       =========

Included in the accompanying unaudited condensed consolidated balance sheet at September 30, 2009 under the following captions:

           Costs and estimated earnings in excess of
             billings on uncompleted contracts         $  1,212
     Less: Billings in excess of costs and estimated
             earnings on uncompleted contracts            2,536
                                                       ---------
                                                       $ (1,324)
                                                       =========

2)   Customer advances consist of the following as of September 30, 2009:

                                                Related
                                    Total       Party       Other
                                   --------    --------    --------
   Total Advances                  $ 26,478    $  -        $ 26,478
   Less: Advances on contracts
        under construction           17,214       -          17,214
                                   --------    --------    --------
                                   $  9,264    $  -        $  9,264
                                   ========    ========    ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                  (UNAUDITED)


NOTE 6 STOCKHOLDERS DEFICIENCY

Common Stock

During the three months ended September 30, 2009:

a)   The  Company   issued  10,000  shares  of  common  stock  to  employees  as compensation valued at $18,200 under a stock bonus plan.


NOTE 7 OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

                                 (000s omitted)

                                  September 30,       June 30,
                                      2009              2009
                                  -------------     -------------
       Royalties                    $      623        $      623
Accrued salaries, commissions
   and payroll taxes                     1,109               882
Accrued interest                           947               901
Litigation accruals                        193               193
Sales tax payable                        2,459             2,434
Legal and other professional fees          784               675
Accounting fees                            331               480
Insurance premiums                          72                30
Penalty  Sales tax                         682               682
Penalty  - 401k plan  (see Note 11)        250               250
Purchase scanner                           165               440
Other                                      814               870
                                  -------------     -------------
                                    $    8,429        $    8,460
                                  =============     =============

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                  (UNAUDITED)


NOTE 8 SALE OF CONSOLIDATED SUBSIDIARY AND INVESTMENT

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

The following is the calculation of the gain on sale of the 92.3% interest in a consolidated subsidiary:

                                 (000s omitted)
            Selling Price  Net cash paid:                          $  2,307

            Assets and liabilities sold:
            Cash                                         $   14
            Management fee receivable -net                  917
            Property and equipment  net                       1
            Other assets                                     34
            Accounts payable                                (16)
            Minority interest                               (91)
                                                       ---------
            Subtotal                                                    859
                                                                  ----------
            Gain on sale of consolidated subsidiary                $  1,448
                                                                  ==========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                  (UNAUDITED)


NOTE 9 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of diagnostic imaging centers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Companys 10-K as of June 30, 2009. All inter-segment sales are market-based. The Company evaluates performance based on income or loss from operations.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                 (000's omitted)
                                                       Management
                                                       of Diagnostic
                                            Medical    Imaging
                                            Equipment  Centers        Totals
                                            ---------  -------------  ---------
For the three months ended Sept. 30, 2009:

Net revenues from external customers        $  4,961     $    2,530    $  7,491
Inter-segment net revenues                  $    232     $     -       $    232
(Loss) from operations                      $   (903)    $     (519)   $ (1,422)
Depreciation and amortization               $    229     $      137    $    366
Capital expenditures                        $    195     $        5    $    200
Identifiable assets                         $ 17,298     $   10,154    $ 27,452

For the three months ended Sept. 30, 2008:

Net revenues from external customers        $  4,013     $    2,771    $  6,784
Inter-segment net revenues                  $    272     $     -       $    272
(Loss) Income from operations               $ (1,860)    $       12    $ (1,848)
Depreciation and amortization               $    267     $      168    $    435
Capital expenditures                        $    210     $     -       $    210
Identifiable assets  June 30, 2009          $ 17,302     $   11,057    $ 28,359


NOTE 10  SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2009 and September 30, 2008, the Company paid $34,000 and $127,000 for interest, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                  (UNAUDITED)


NOTE 11 COMMITMENTS AND CONTINGENCIES

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

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of September 30, 2009, the Company has recorded tax obligations of approximately $2,066,000 plus interest and penalties of approximately $1,420,000. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company has determined they may not be in compliance with the Department of Labor and Internal Revenue Service regulations concerning the requirements to file Form 5500 to report activity of its 401(k) Employee Benefit Plan. The filings do not require the Company to pay tax, however they may be subject to penalty for non-compliance. The Company has recorded provisions for any potential penalties totaling $250,000. Such amount is the Companys best estimate of potential penalties. Management is unable to determine the outcome of this uncertainty. The Company has engaged outside counsel to handle such matters to determine the necessary requirements to ensure compliance. Such non-compliance could impact the eligibility of the plan. At this time the outcome cannot be determined.

The Companys management fees are dependent on collection by the PCs of fees from reimbursements from Medicare, Medicaid, private insurance, no fault and workers compensation carriers, self-pay and other third-party payors. The health care industry is experiencing the effects of the federal and state governments trend toward cost containment, as government and other third-party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. The cost containment measures, consolidated with the increasing influence of managed-care payors and competition for patients, have resulted in reduced rates of reimbursement for services provided by the Company from time to time. The Companys future revenues and results of operations may be adversely impacted by future reductions in reimbursement rates.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                  (UNAUDITED)


NOTE 11 COMMITMENTS AND CONTINGENCIES (Continued)

Other Matters (Continued)
-------------

In 2009, the Obama administration announced its intentions for healthcare reform in the United States. The plan includes providing healthcare coverage for some 40 million uninsured Americans. The plan calls for, among other things. More vigilant control of healthcare utilization, including diagnostic imaging services. The use of radiology benefit managers, or RBMs, has increased in recent years. It is common practice for health insurance carriers to contract with RMBs to manage utilization of diagnostic imaging procedures for their insureds. In many cases, this leads to lower utilization of imaging procedures based on a determination of medical necessity. The efficacy of RBMs is still a highly controversial topic. The Company cannot predict whether the current administrations healthcare plan and the use of RBMs will negatively impact its business, but it is possible that the Companys financial position and results of operations could be negatively affected by increased utilization of RBMs.

While the Company has prepared certain estimates of the impact of the above discussed changes and proposed changes, it is not possible to fully quantify their impact on its business. There can be no assurance that the impact of these changes will not be greater than estimated or that any future health care legislation or reimbursement changes will not adversely affect the Companys business.

NASDAQ Notice of Non-compliance
-------------------------------

The Companys stockholders deficiency was $4.7 million as of September 30, 2009 and $2.9 million as of June 30, 2009. NASDAQ had granted the Company an extension to October 5, 2009 to evidence compliance with the minimum stockholders equity requirement or minimum net income requirement for continued listing on the NASDAQ Capital Market. The Companys common stock continues to be listed due to its filing of its Form 10-K for fiscal 2009, which demonstrated compliance with the minimum net income requirements of NASDAQ Capital Market.


NOTE 12 LICENSE FEES AND ROYALTIES

In July 2000, the Company entered into a non-exclusive sales representative agreement with an unrelated third party. The agreement requires the third party to sell at least two Fonar MRI scanners or if it does not, pay an amount equal to the Companys gross margin on the unsold MRI scanners. The Company received the gross margin payment on one scanner of $585,493 in November 2008 and applied a previously received deposit for two other gross margin payments for a total of $1,755,493 which was included in revenue for the year ended June 30, 2009. The Company received the last gross margin payment of $585,493 in July 2009, which has been included in revenue for the three months ended September 30, 2009. As of April 2009, this agreement has expired.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                  (UNAUDITED)

NOTE 13 - INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of ASC topic 740 (formerly FASB Interpretation No. 48/FASB Statement No. 109, Accounting for Uncertainty in Income Taxes). ASC topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a corporate tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as unrecognized benefits. A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprises potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC topic 740.

In accordance with ASC topic 740, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as Interest expense, net. Penalties if incurred would be recognized as a component of Selling, general and administrative expenses.

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2004.

The adoption of the provisions of ASC topic 740 did not have a material impact on the Companys consolidated financial position and results of operations. Upon the adoption and as of September 30, 2009, no liability for unrecognized tax benefits was required to be recorded. The Company does not expect its unrecognized tax benefit position to change during the next 12 months.

The Company recognized a deferred tax asset of $867,120 and a deferred tax liability of $867,120 as of September 30, 2009, primarily relating to net operating loss carryforwards of approximately $167,612,000 available to offset future taxable income through 2029. The net operating losses begin to expire in 2012 for federal tax purposes and in 2012 for state income tax purposes.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2009
                                  (UNAUDITED)


NOTE 14  SUBSEQUENT EVENTS

On October 27, 2009, the Company entered into an agreement with Mountain Crest Ventures LLC to assign the promissory note from Health Plus for the Asset Purchase Agreement. The Company received $1,580,862, which represented the remaining principal balance less a discount of $350,000. Mountain Crest Ventures LLC retains all rights under the original promissory note to collect all remaining payments due. The Company recorded the $350,000 discount in the financial statements for the three months ended September 30, 2009. As of September 30, 2009, the remaining balance due under the note receivable of $1,580,862 was reclassified all to current assets.

The Company has evaluated subsequent events through November 23, 2009, which is the date the Company filed its quarterly report on Form 10Q for the period ended September 30, 2009 with the Securities and Exchange Commission. There are no further subsequent events for disclosure.


Item 2.MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the three month period ended September 30, 2009, we reported a net loss of $1.7 million on revenues of $7.5 million as compared to net loss of $450,000 on revenues of $6.8 million for the three month period ended September 30, 2008. Notwithstanding the increased net loss for the first quarter of fiscal 2010 as compared to the first quarter of fiscal 2009 our operating results improved. We recognized an operating loss of $1.4 million for the three month period ended September 30, 2009 compared to an operating loss of $1.8 million for the three month period ended September 30, 2008. The principal reason for the smaller net loss in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2010 was that during the first quarter of fiscal 2009, we recognized a gain of $1.4 million on the sale of a consolidated entity managing an MRI scanning facility.

Overall, our revenues increased 10.4% from $6.8 million for the first three months of fiscal 2009 to $7.5 million for the first three months of fiscal 2010. Most significantly, revenues from service and repair fees increased 8.2%, from $2.6 million for the first three months of fiscal 2009 to $2.8 million for the first three months of fiscal 2010.

Due to the increase in our revenues our operating loss for the three months ended September 30, 2009 was reduced as compared to the three months ended September 30, 2008 (a $1.4 million operating loss for the first three months of fiscal 2010 as compared to a $1.8 million operating loss for the first three months of fiscal 2009). The decrease in the operating loss was principally due to an increase in revenues of 10.4%, from $6.8 million for the first three months of fiscal 2009 to $7.5 million for the first three months of fiscal 2010.

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

Results of Operations

We operate in two industry  segments:  the  manufacture and servicing of medical
(MRI) equipment, our traditional business which is conducted directly by Fonar, and diagnostic facilities management services, which is conducted through Fonars wholly-owned subsidiary, Health Management Corporation of America, which we also refer to as HMCA.

Trends in the first quarter of fiscal 2010 include an increase in product sales revenues and service and repair fees, a decrease in management fees, as well an increase in our total costs and expenses, in particular in our cost related to product sales. We will continue to focus on our marketing efforts to improve sales performance in fiscal 2010. In addition, we will monitor our cost cutting program and will continue to reduce costs as necessary.

For the three month period ended September 30, 2009, as compared to the three month period ended September 30, 2008, overall revenues from MRI product sales increased 10.6% ($1.6 million compared to $1.4 million).

Service revenues for the three month period ended September 30, 2009, as compared to the three month period ended September 30, 2008 increased by 8.2% ($2.8 million compared to $2.6 million). Unrelated party service and repair fees increased by 8.3% ($2.8 million compared to $2.5 million) and related party service and repair fees remained constant at $55,000. We anticipate that there will be increases in service revenues as warranties on installed scanners expire over time.

There were approximately $1.4 million in foreign revenues for the first three months of fiscal 2010 as compared to approximately $189,000 in foreign revenues for the first three months of fiscal 2009, representing an increase in foreign revenues of 644%. The Company is making a concerted effort to increase foreign sales, most recently through its foreign distributors.

Overall, for the first three months of fiscal 2010, revenues for the medical equipment segment increased by 23.6% to $5.0 million from $4.0 million for the first three months of fiscal 2009. The revenues generated by HMCA decreased, by 8.7%, to $2.5 million for the first three months of fiscal 2010 as compared to $2.8 million for the first three months of fiscal 2009.

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

Costs related to product sales increased by 14.9% from $1.4 million in the first quarter of fiscal 2009 to $1.7 million in the first quarter of 2010, reflecting an increase in product sales revenues. The increase in product sales revenues resulted primarily from the Companys progress in filling its backlog of orders.

Costs related to providing the first quarter of service decreased by 7.0% from $1.0 million in the first quarter of fiscal 2009 to $960,000 in fiscal 2010. We believe that an important factor in keeping service costs down is our ability to monitor the performance of customers scanners from our facilities in Melville, New York, on a daily basis and to detect and repair any irregularities before more serious problems result.

Overall, the operating results for our medical equipment segment improved to an operating loss of $902,000 for the first three months of fiscal 2010 as compared to an operating loss of $1.9 million for the first three months of fiscal 2009. This improvement resulted from an increase in product sales and service and repair fees revenues.

HMCA revenues decreased in the first quarter of fiscal 2010 by 8.7% to $2.5 million from $2.8 million for the first quarter of fiscal 2009, primarily because of the sale of its 92.3% interest in a previously consolidated entity in September 2008. We now manage ten sites, nine of which are equipped with FONAR UPRIGHT(R) MRI scanners. HMCA experienced an operating loss of $519,000 for the first three months of fiscal 2010 compared to operating income of $12,000 for the first three months of fiscal 2009.

HMCA cost of revenues increased to $2.0 million for the first quarter of fiscal 2010 as compared to $1.9 million for the first quarter of fiscal 2009. The increase in HMCAs cost of revenues was primarily the result of the steps we have been taking to improve HMCA revenues by our marketing efforts, which focus on the unique capability of our Upright(R) MRI Scanners to scan patients in different positions.

In 2009, the Obama administration announced its intentions for healthcare reform in the United States. The plan contemplates providing healthcare coverage for some 40 million uninsured Americans. The plan calls for, among other things, more vigilant control of healthcare utilization, including diagnostic imaging services. In November of 2009, the U.S. House of Representatives passed a healthcare reform bill. Whether the bill will be approved by the Senate and ultimately become a law is uncertain at this time.

The use of radiology benefit managers, or RBMs has increased in recent years. It is common practice for health insurance carriers to contract with RBMs to manage utilization of diagnostic imaging procedures for their insureds. In many cases, this leads to lower utilization of imaging procedures based on a determination of medical necessity. The efficacy of RBMs is still a high controversial topic. The Company cannot predict whether the current administrations healthcare plan and the use of RBMs will negatively impact its business, but it is possible that the Companys financial position and results of operations could be negatively affected by increased utilization of RBMs.

While the Company has prepared certain estimates of the impact of the above discussed changes and proposed changes, it is not possible to fully quantify their impact on its business. There can be no assurance that the impact of these changes will not be greater than estimated or that any future health care legislation or reimbursement changes will not adversely affect the Companys business.

The increase in our total net revenues of 10.4% from $6.8 million in the first quarter of fiscal 2009 to $7.5 million in the first quarter of fiscal 2010, was accompanied by an increase of 3.3% in total costs and expenses from $8.6 million in the first quarter of fiscal 2009 compared to $8.9 million in the first quarter of fiscal 2010. As a result, our loss from operations changed from a loss of $1.8 million in the first quarter of fiscal 2009 to a loss of $1.4 million in the first quarter of fiscal 2010.

Selling, general and administrative expenses decreased slightly by 1.0% to $3.2 million in the first three months of fiscal 2010 from $3.3 million in the first three months of fiscal 2009. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, was $18,000 for the first three months of fiscal 2010 as compared to $0 for the first three months of fiscal 2009.

Research and development expenses decreased by 3.0% to $854,000 for the first three months of fiscal 2010 as compared to $880,000 for the first three months of fiscal 2009.

Interest expense in the first three months of fiscal 2010 increased to $93,000 compared to $79,000 for the first three months of fiscal 2009.

Inventories increased by 8.8% to $3.5 million at September 30, 2009 as compared to $3.2 million at June 30, 2009 representing the purchase of raw materials and components in our inventory to fill orders.

Management fee and medical receivables decreased by 3.5% to $5.6 million at September 30, 2009 from $5.8 million at June 30, 2009, primarily due to collections on the Companys management fee and medical receivables.

The overall trends reflected in the results of operations for the first three months of fiscal 2010 are an increase in revenues from service and repair fees, as compared to the first three months of fiscal 2009 ($2.8 million for the first three months of fiscal 2010 as compared to $2.6 million for the first three months of fiscal 2009), and an increase in MRI equipment segment revenues relative to HMCA revenues ($5.0 million or 66.2% from the MRI equipment segment as compared to $2.5 million or 33.8% from HMCA, for the first three months of fiscal 2010, as compared to $4.0 million or 59.2% from the MRI equipment segment and $2.8 million or 40.8%, from HMCA, for the first three months of fiscal
2009). Unrelated party sales constituted 100% of our medical equipment product sales for both the first three months of fiscal 2010 and of fiscal 2009.

We are committed to improving the operating results we experienced in the first three months in fiscal 2010. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, including the availability of credit, payor reimbursement rates and policies, and unexpected expenditures or the timing of such expenditures, make it impossible to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Companys operating results.

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

The UCLA study by MRI of 1,302 back pain patients when they were UPRIGHT(R) and examined in a full range of flexion and extension positions made possible by FONARs new UPRIGHT(R) technology established that significant misses of pathology were occurring with static single position MRI imaging. At L4-5, the vertebral level responsible for 49.8% of lumbar disc herniations, 35.1% of the spondylolistheses (vertebral instabilities) visualized by Dynamic(TM) Multi-Position(TM) MRI were being missed by static single position MRI (510 patients). Since this vertebral segment is responsible for the majority of all disc herniations, the finding may reveal a significant cause of failed back surgeries. The UCLA study further showed the miss-rate of vertebral instabilities by static only MRI was even higher, 38.7%, at the L3-4 vertebral segment. Additionally the UCLA study showed that MRI examinations of the cervical spine that did not perform extension images of the neck missed disc bulges 23.75% of the time (163 patients).

The UCLA study further reported that they were able to quantitatively measure the dimensions of the central spinal canal with the highest accuracy using the FONAR UPRIGHT(R) Multi-Position(TM) MRI thereby enabling the extent of spinal canal stenosis that existed in patients to be measured. Spinal canal stenosis gives rise to the symptom complex intermittent neurogenic claudication manifest as debilitating pain in the back and lower extremities, weakness and difficulties in ambulation and leg paresthesias. Spinal canal stenosis is a spinal compression syndrome separate and distinct from the more common nerve compression syndrome of the spinal nerves as they exit the vertebral column through the bony neural foramen.

The FONAR UPRIGHT(R) MRI can also be useful for MRI directed emergency neuro-surgical procedures as the surgeon would have unhindered access to the patients head when the patient is supine with no restrictions in the vertical direction. This easy-entry, mid-field-strength scanner could prove ideal for trauma centers where a quick MRI-screening within the first critical hour of treatment will greatly improve patients chances for survival and optimize the extent of recovery.

The Fonar 360(TM) is an enlarged room sized magnet in which the floor, ceiling and walls of the scan room are part of the magnet frame. This is made possible by Fonars patented Iron-Frame(TM) technology which allows the Companys engineers to control, contour and direct the magnets lines of flux in the patient gap where wanted and almost none outside of the steel of the magnet where not wanted. Consequently, this scanner allows surgeons and other interventional physicians to walk inside the magnet and achieve 360 degree access to the patient to perform interventional procedures.

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

The Company expects marked demand for its most commanding MRI products, the FONAR UPRIGHT(R) MRI and the Fonar 360(TM) because of their exceptional features in patient diagnosis and treatment. These scanners additionally provide improved image quality and higher imaging speed because of their higher field strength of
0.6 Tesla. The geometry of the FONAR UPRIGHT(R) MRI as compared to a single coil, or multiple coils on only one axis and its transverse magnetic field enables the use of two detector rf coils operating in quadrature which increases the FONAR UPRIGHT(R) MRI signal to noise ratio by 40%, providing a signal to noise ratio equal to a .84T recumbent only MRI scanner.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities increased from $1.2 million at June 30, 2009 to $1.4 million at September 30, 2009. Marketable securities approximated $27,000 as of September 30, 2009, as compared to $23,000 at June 30, 2009.

Cash used in operating activities for the first three months of fiscal 2010 was $402,000. Cash used in operating activities was attributable to an increase in accounts payable of $269,000, an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $509,000 and a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $264,000 offset by an increase in inventories of $280,000 and the net loss of $1.7 million.

Cash used in investing activities for the first three months of fiscal 2010 was $200,000. The principal source of cash from investing activities during the first three months of fiscal 2009 consisted mainly of capitalized software and patent costs of $193,000.

Cash used in financing activities for the first three months of fiscal 2010 was $56,000. The principal uses of cash in financing activities during the first three months of fiscal 2010 consisted of repayment of principal on long-term debt and capital lease obligations of $57,000, and repayment of notes receivable from employee stockholders of $1,000.

The Company's contractual obligations and the periods in which they are scheduled to become due are set forth in the following table:


                                 (000s OMITTED)

                               Due in
                               less        Due         Due         Due
Contractual                    Than 1      in 2-3      in 4-5     after 5
Obligation         Total       year        years       years       years
--------------   ---------   ---------   ---------   ---------   ---------

Long-term debt   $    928    $    221    $    175    $   -       $    532

Capital lease
  Obligations         291         128         163        -           -

Operating
  Leases           11,529       2,011       4,081       3,446       1,991

Stipulation
  Agreements          588         432         156
                 ---------   ---------   ---------   ---------   ---------
Total cash
  Obligations    $ 13,336    $  2,792    $  4,575    $  3,446    $  2,523
                 =========   =========   =========   =========   =========

Total liabilities increased by 2.6% to $32.0 million at September 30, 2009 from $31.2 million at June 30, 2009. We experienced an decrease in long-term debt and capital leases from $759,000 at June 30, 2009 to $731,000 at September 30, 2009 and an increase in accounts payable from $3.7 million at June 30, 2009 to $4.0 million at September 30, 2009, along with an increase in billings in excess of costs and estimated earnings on uncompleted contracts from $2.0 million at June 30, 2009 to $2.5 million at September 30, 2009, and an increase in customer advances from $9.2 million at June 30, 2009 to $9.3 million at September 30, 2009. Unearned revenue on service contracts increased from $5.5 million at June 30, 2009 to $5.6 million at September 30, 2009.

As of September 30, 2009, the total of $8.4 million in other current liabilities included primarily accrued salaries and payroll taxes of $1.1 million, accrued interest of $947,000 and sales taxes of $2.5 million.

Our working capital deficit remained constant at $10.8 million as of June 30, 2009 and September 30, 2009. This resulted from an increase in current assets ($18.3 million at June 30, 2009 as compared to $19.2 million at September 30, 2009) particularly an increase in the current portion of notes receivable of $1.1 million ($518,000 at June 30, 2009 as compared to $1.7 million at September 30, 2009), notwithstanding an increase in current liabilities ($29.1 million at June 30, 2009 as compared to $30.0 million at September 30, 2009) resulting primarily from an increase of approximately $297,000 in the current portion of accounts payable ($3.5 million at June 30, 2009 as compared to $3.8 million at September 30, 2009) and an increase of $510,000 in billings in excess of costs and estimated earnings on uncompleted contracts ($2.0 million at June 30, 2009 as compared to $2.5 million at September 30, 2009) .

Fonar has not committed to making any significant capital expenditures in the 2010 fiscal year.

Our business plan calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices.

The Company continues to focus its efforts on increased marketing campaigns to strengthen the demand for its products and services. Management anticipates that its capital resources will improve if Fonars MRI scanner products gain wider market recognition and acceptance resulting in increased product sales. Current economic credit conditions have contributed to a slowing business environment. Given such liquidity and credit constraints in the markets, the business has and may continue to suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available, whether the terms or conditions would be acceptable to the Company. In such case, the further reduction in operating expenses as well as possible sale of other operating subsidiaries might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company.

At September 30, 2009, the Company had a working capital deficiency of approximately $10.8 million and a stockholders deficiency of approximately $4.7 million. For the three months ended September 30, 2009, the Company incurred a net loss of approximately $1.7 million, which included non-cash charges of approximately $914,000. The Company has funded its cash flow deficit for the three months ended September 30, 2009 through cash provided by operations.

On October 27, 2009, subsequent to the end of the first fiscal quarter of 2010, to improve our liquidity the Company entered into an agreement with Mountain Crest Ventures LLC to assign the promissory note issued by Health Plus Management Services, LLC in connection with a Asset Purchase Agreement which closed in July, 2005. The Company received $1,580,862, which represented the remaining principal balance less a discount of $350,000. Mountain Crest Ventures LLC retains all rights under the original promissory note to collect all remaining payments due. The Company recorded the $350,000 discount in the financial statements for the three months ended September 30, 2009.

Management anticipates that Fonars capital resources will improve if (1) Fonars MRI scanner products gain wider market recognition and acceptance resulting in increased product sales, (2) service and maintenance revenues increase as the warranties on scanners expire and (3) HMCA revenues can be increased through the Companys vigorous marketing efforts. In addition, Management is exploring the possibility of equity and/or loan financing to improve liquidity. If we are not successful with our marketing efforts to increase revenues and are unable to raise debt or equity capital, we will experience a shortfall in cash, and it will be necessary to further reduce operating expenses to attempt to avoid the need to curtail our operations. Current economic credit conditions have contributed to a slowing business environment. The precise impact of these conditions can not be fully predicted. There can be no assurance that we would be able to secure additional funds if needed.

The accompanying financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and assume that the Company will continue as a going concern. The Company has suffered recurring losses from operations, continues to generate negative cash flows from operating activities and had negative working capital at September 30, 2009. These conditions raise substantial doubt about the Companys ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Fonar was able to maintain its continued listing on the NASDAQ Capital Market by demonstrating a net income for fiscal 2009 in the amount of $1.1 million, well in excess of the minimum continued listing requirement of $500,000.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13(a)-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SECs rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the companys management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow for timely decisions regarding required disclosure. Disclosure controls and procedures include many aspects of internal control over financial reporting.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls, during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II OTHER INFORMATION

Item 1 Legal Proceedings:There were no material changes in litigation for the first three months of fiscal 2010.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Submission of Matters to a Vote of Security Holders: None

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K: Exhibits Exhibit 31.1 Certification See Exhibits Exhibit 32.1 Certification See Exhibits Report on Form 8-K containing the Companys Earnings Report for fiscal 2009. See Report on Form 8-K dated October 5, 2009, Commission File No. 000-10248

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FONAR CORPORATION
(Registrant)

By: /s/Raymond V. Damadian
    ----------------------
       Raymond V. Damadian
       President & Chairman

Dated: November 23, 2009