Form 10-K/A
period 2009-06-30
FONAR CORP
filed 2009-12-15
CIK 355019

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                              _____________________

                                   FORM 10-K/A
                              _____________________

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended June 30, 2009

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from _______ to _______

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

Large accelerated filer ___ Accelerated filer ___
Non-accelerated filer ___(Do not check if a smaller reporting company) Smaller reporting company _X_

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

REASON FOR AMENDMENT

Fonar Corporation is amending its 10-K/A to include certain language in Exhibit
31.1. referring to internal control over financial reporting, in accordance with comments made by the SEC. Since Exhibit 31.1. is the only part of the 10-K/A being amended, the amended Exhibit 31.1 is the only item in the 10-K/A included in this amendment.

PART IV
ITEM 15
c) EXHIBIT
  31.1      Section 302 Certification.  See Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FONAR CORPORATION

Dated:  December 14, 2009

                               By:  /s/Raymond v. Damadian
                               Raymond V. Damadian, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                 Title                 Date

/s/ Raymond V. Damadian   Chairman of the       December 14, 2009
Raymond V. Damadian       Board of Directors,
                          President, Director
                          Principal Executive
                          Officer and Acting
                          Principal Financial
                          Officer)

/s/Claudette J.V. Chan    Director and          December 14, 2009
Claudette J.V. Chan        Secretary

/s/Robert J. Janoff       Director              December 14, 2009
Robert J. Janoff

/s/Charles N. O'Data      Director              December 14, 2009
Charles N. O'Data

/s/ Robert Djerejian      Director              December 14, 2009
Robert Djerejian