Form 10-Q
period 2009-12-31
FONAR CORP
filed 2010-02-22
CIK 355019

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

        [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended     DECEMBER 31, 2009
                                                   -----------------

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from            to
                                            ----------    ----------
                          Commission file number    0-10248
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files. YES _X_ NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.(Check one):
Large accelerated filer___ Accelerated filer___ Non-accelerated filer___ Smaller reporting company _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                               Outstanding at January 31, 2010
-----------------------------------------       -------------------------------
Common Stock, par value $.0001                            4,916,275
Class B Common Stock, par value $.0001                          158
Class C Common Stock, par value $.0001                      382,513
Class A Preferred Stock, par value $.0001                   313,451

FONAR CORPORATION AND SUBSIDIARIES
INDEX



PART I - FINANCIAL INFORMATION                                  PAGE


Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - December 31, 2009
     (Unaudited) and June 30, 2009

   Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2009 and
     December 31, 2008 (Unaudited)

   Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 2009 and
     December 31, 2008 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     (Loss) Income for the Three Months Ended
     December 31, 2009 and December 31, 2008 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     (Loss) Income for the Six Months Ended
     December 31, 2009 and December 31, 2008 (Unaudited)

   Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2009 and
     December 31, 2008 (Unaudited)


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

Item 5. Other Information

Item 6. Exhibits

Signatures

                       FONAR CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's OMITTED)

ASSETS
                                                        December 31,   June 30,
                                                            2009        2009
                                                         (UNAUDITED)
Current Assets:                                          ----------  ----------
  Cash and cash equivalents                              $    1,071  $    1,226

  Marketable securities                                          30          23

  Accounts receivable - net                                   5,922       5,392

  Accounts receivable - related parties - net                   119        -

  Medical receivables - net                                     224         374

  Management fee receivable - net                             3,112       3,274

  Management fee receivable - related medical
    practices - net                                           1,803       2,196

  Costs and estimated earnings in excess of
    billings on uncompleted contracts                         1,257       1,476

  Inventories                                                 2,839       3,172

  Current portion of advances and notes to related
    medical practices                                           173         165

  Current portion of notes receivable                            85         518

  Prepaid expenses and other current assets                     340         472
                                                         ----------  ----------
        Total Current Assets                                 16,975      18,288
                                                         ----------  ----------

Property and equipment - net                                  2,495       2,892

Advances and notes to related medical practices - net          -             89

Notes receivable - net                                          142       1,779

Other intangible assets - net                                 4,896       4,920

Other assets                                                    392         391
                                                         ----------  ----------
        Total Assets                                     $   24,900  $   28,359
                                                         ==========  ==========


See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's OMITTED)


                                                        December 31,   June 30,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    2009         2009
                                                         (UNAUDITED)
Current Liabilities:                                     ----------  ----------
  Current portion of long-term debt and
    capital leases                                       $      314  $      277
  Current portion of long-term debt - related party              84          80
  Accounts payable                                            3,456       3,519
  Other current liabilities                                   8,558       8,460
  Unearned revenue on service contracts                       5,910       5,526
  Unearned revenue on service contracts - related parties       110          -
  Customer advances                                           7,240       9,238
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                         3,114       2,026
                                                         ----------  ----------
      Total Current Liabilities                              28,786      29,126

Long-Term Liabilities:
  Accounts payable                                               89         184
  Due to related medical practices                              645         643
  Long-term debt and capital leases,
    less current portion                                        682         759
  Long-term debt less current portion - related party           117         160
  Other liabilities                                             459         428
                                                         ----------  ----------
      Total Long-Term Liabilities                             1,992       2,174
                                                         ----------  ----------
      Total Liabilities                                      30,778      31,300
                                                         ----------  ----------

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's OMITTED, except share data)

                                                        December 31,   June 30,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    2009        2009
  (continued)                                            (UNAUDITED)
                                                         ----------  ----------
STOCKHOLDERS' DEFICIENCY:

Class A non-voting preferred stock $.0001 par value;
1,600,000 authorized, 313,451 issued and outstanding
at December 31, 2009 and June 30, 2009                         -           -

Preferred stock $.001 par value;
2,000,000 shares authorized, issued
and outstanding - none                                         -           -

Common Stock $.0001 par value; 30,000,000 shares
authorized at December 31, 2009 and June 30, 2009,
4,927,918 and 4,917,918 issued at December 31, 2009
and June 30, 2009, respectively; 4,916,275 and
4,906,275 outstanding at December 31, 2009
and June 30, 2009, respectively                                   1           1

Class B Common Stock $ .0001 par value; 800,000
shares authorized, (10 votes per share), 158 issued
and outstanding at December 31, 2009 and June 30, 2009         -           -

Class C Common Stock $.0001 par value; 2,000,000 shares
authorized, (25 votes per share), 382,513 issued
and outstanding at December 31, 2009 and June 30, 2009         -           -

Paid-in capital in excess of par value                      172,298      172,280
Accumulated other comprehensive loss                       (     15)   (     21)
Accumulated deficit                                        (177,292)   (174,259)
Notes receivable from employee stockholders                (    195)   (    267)
Treasury stock, at cost - 11,643 shares of common stock
  at December 31, 2009 and June 30, 2009                   (    675)   (    675)
                                                         ----------  ----------
      Total Stockholders' Deficiency                       (  5,878)   (  2,941)
                                                         ----------  ----------
      Total Liabilities and Stockholders' Deficiency     $   24,900  $   28,359
                                                         ==========  ==========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (000's OMITTED, except per share data)

                                                      FOR THE THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                         ----------------------
                                                            2009        2008
REVENUES                                                 ----------  ----------
  Product sales - net                                    $    2,961  $    4,407
  Service and repair fees - net                               2,629       2,624
  Service and repair fees - related parties - net                55          55
  Management and other fees - net                             1,738       1,735
  Management and other fees - related medical
    practices - net                                             830         714
  License fees and royalties                                   -          1,755
                                                         ----------  ----------
     Total Revenues - Net                                     8,213      11,290
                                                         ----------  ----------
COSTS AND EXPENSES
  Costs related to product sales                              2,279       2,824
  Costs related to service and repair fees                      978       1,027
  Costs related to service and repair
    fees - related parties                                       20          22
  Costs related to management and other fees                  1,384       1,074
  Costs related to management and other
    fees - related medical practices                            745         698
  Research and development                                      777         928
  Selling, general and administrative                         3,100       3,471
  Provision for bad debts                                       197         545
                                                         ----------  ----------
     Total Costs and Expenses                                 9,480      10,589
                                                         ----------  ----------
(Loss) Income From Operations                               ( 1,267)        701

Interest Expense                                            (    90)    (    40)
Interest Expense - Related Party                            (     5)          -
Investment Income                                                66         113
Interest Income - Related Party                                   3           6
Other Income                                                      1           1
                                                         ----------  ----------
NET (LOSS) INCOME                                        $  ( 1,292) $      781
                                                         ==========  ==========


Basic Net (Loss) Income Per Common Share                 $    (0.26) $     0.16
                                                         ==========  ==========
Diluted Net (Loss) Income Per Common Share               $    (0.26) $     0.16
                                                         ==========  ==========

Weighted Average Basic Shares Outstanding                 4,916,275   4,904,275
                                                         ==========  ==========
Weighted Average Diluted Shares Outstanding               4,916,275   4,904,275
                                                         ==========  ==========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (000's OMITTED, except per share data)

                                                        FOR THE SIX MONTHS ENDED
                                                              DECEMBER 31,
                                                        ------------------------
                                                            2009        2008
REVENUES                                                 ----------  ----------
  Product sales - net                                    $    4,524  $    5,819
  Service and repair fees - net                               5,386       5,170
  Service and repair fees - related parties - net               110         110
  Management and other fees - net                             3,473       3,782
  Management and other fees - related medical
    practices - net                                           1,625       1,439
  License fees and royalties                                    585       1,755
                                                         ----------  ----------
     Total Revenues - Net                                    15,703      18,075
                                                         ----------  ----------
COSTS AND EXPENSES
  Costs related to product sales                              3,936       4,265
  Costs related to service and repair fees                    1,919       2,038
  Costs related to service and repair
    fees - related parties                                       39          43
  Costs related to management and other fees                  2,651       2,277
Costs related to management and other
    fees - related medical practices                          1,505       1,354
  Research and development                                    1,631       1,809
  Selling, general and administrative                         6,333       6,735
  Provision for bad debts                                       377         700
                                                         ----------  ----------
     Total Costs and Expenses                                18,391      19,221
                                                         ----------  ----------
Loss From Operations                                        ( 2,688)    ( 1,146)

Interest Expense                                            (   169)    (   119)
Interest Expense - Related Party                            (    19)       -
Investment Income                                               153         145
Interest Income - Related Party                                   6          12
Other Income                                                     34           2
Minority Interest in Income of Partnerships                    -       (    11)
Gain on Sale of Consolidated Subsidiary                        -          1,448
Loss on Note Receivable                                      (  350)       -
                                                         ----------  ----------
NET (LOSS) INCOME                                        $   (3,033) $      331
                                                         ==========  ==========

Basic Net (Loss) Income Per Common Share                 $    (0.62) $     0.07
                                                         ==========  ==========
Diluted Net (Loss) Income Per Common Share               $    (0.62) $     0.07
                                                         ==========  ==========

Weighted Average Basic Shares Outstanding                 4,912,108   4,904,275
                                                         ==========  ==========
Weighted Average Diluted Shares Outstanding               4,912,108   4,904,275
                                                         ==========  ==========


See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                  (UNAUDITED)
                                (000'S OMITTED)

                                                      FOR THE THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                         ----------------------
                                                            2009        2008
                                                         ----------  ----------
Net (loss) income                                        $   (1,292) $      781

Other comprehensive income (losses), net of tax:
    Unrealized gains (losses) on marketable securities,
      net of tax                                                  2      (    6)
                                                         ----------  ----------
Total comprehensive (loss) income                        $   (1,290) $      775
                                                         ==========  ==========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                  (UNAUDITED)
                                (000'S OMITTED)

                                                        FOR THE SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                         ----------------------
                                                            2009        2008
                                                         ----------  ----------
Net (loss) income                                        $  ( 3,033) $      331

Other comprehensive income, net of tax:
    Unrealized gains on marketable securities,
      net of tax                                                  6          49
                                                         ----------  ----------
Total comprehensive (loss) income                        $   (3,027) $      380
                                                         ==========  ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000'S OMITTED)
                                                        FOR THE SIX MONTHS ENDED
                                                               DECEMBER 31,
                                                         -----------------------
                                                            2009        2008
                                                         ----------  ----------
Cash Flows from Operating Activities:
 Net (loss) income                                       $  ( 3,033) $      331
 Adjustments to reconcile net (loss) income to
  net cash used in operating activities:
    Minority interest in income of partnerships                -             11
    Depreciation and amortization                               732         867
    Abandoned patents written off                                62        -
    Provision for bad debts                                     377         700
    Discount on note receivable                                 350        -
    Gain on sale of consolidated subsidiary                    -        ( 1,448)
    Compensatory element of stock issuances                      18        -
 (Increase) decrease in operating assets, net:
     Accounts, management fee and medical receivable(s)     (   321)    ( 1,063)
     Notes receivable                                           139         263
     Costs and estimated earnings in excess of
       billings on uncompleted contracts                        219     (   211)
     Inventories                                                334     (   601)
     Prepaid expenses and other current assets                  132     (   111)
     Other assets                                           (     1)    (    17)
     Advances and notes to related medical practices             81         126
Increase (decrease) in operating liabilities, net:
     Accounts payable                                       (   157)        256
     Other current liabilities                                  592         637
     Customer advances                                      ( 1,998)    ( 1,442)
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                      1,087     ( 1,850)
     Other liabilities                                           31     (    72)
     Due to related medical practices                             1     (     3)
                                                         ----------  ----------
Net cash used in operating activities                       ( 1,355)    ( 3,627)
                                                         ----------  ----------

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (000'S OMITTED)

                                                        FOR THE SIX MONTHS ENDED
                                                              DECEMBER 31,
                                                         ----------------------
                                                            2009        2008
                                                         ----------  ----------
Cash Flows from Investing Activities:
  Sales of marketable securities                              -           1,098
  Purchases of property and equipment                       (    10)    (     8)
  Costs of capitalized software development                 (   223)    (   259)
  Cost of patents                                           (   140)    (   135)
  Proceeds from note receivable                               1,581       2,000
  Proceeds from sale of consolidated subsidiary                -          2,293
                                                         ----------  ----------
Net cash provided by investing activities                     1,208       4,989
                                                         ----------  ----------

Cash Flows from Financing Activities:
  Distributions to holders of minority interest                -        (    23)
  Repayment of borrowings and capital
    lease obligations                                       (    80)    (   205)
  Repayment of notes receivable from employee
    stockholders                                                72          123
                                                         ----------  ----------
Net cash used in financing activities                       (     8)     (  105)
                                                         ----------  ----------

Net (Decrease) Increase in Cash and Cash Equivalents        (   155)      1,257

Cash and Cash Equivalents - Beginning of Period               1,226       1,326
                                                         ----------  ----------
Cash and Cash Equivalents - End of Period                $    1,071  $    2,583
                                                         ==========  ==========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on October 5, 2009 and as amended on Form 10-K/A on November 10, 2009 for the fiscal year ended June 30, 2009.

Liquidity and Going Concern
---------------------------

At December 31, 2009, the Company had a working capital deficit of approximately $11.8 million and a stockholders' deficiency of approximately $5.9 million. For the six months ended December 31, 2009, the Company incurred a net loss of approximately $3.0 million, which included non-cash charges of approximately $1.5 million. The Company has funded its cash flow deficit for the six months ended December 31, 2009 through cash provided by operations and 1.6 million of proceeds from the collection of principal on a note receivable.

The Company continues to focus its efforts on increased marketing campaigns to strengthen the demand for its products and services. Management anticipates that its capital resources will improve if Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales. The Company's subsidiary, Health Management Corporation ("HMCA") will focus its efforts to market the scanning services of its customers (related and non-related professional corporations or "PCs") and to expand the number of PCs for which it performs management services. Current economic credit conditions have contributed to a slowing business environment. Given such liquidity and credit constraints in the markets, the business has and may continue to suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available, whether the terms or conditions would be acceptable to the Company. In such case, the further reduction in operating expenses as well as possible sale of other operating subsidiaries might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company.

In January 2010, the Company was required to implement a substantial cost reduction which consisted in a reduction in personnel and significant reductions in the remaining employees compensation and other costs.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and assume that the Company will continue as a going concern. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)


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

Earnings (Loss) Per Share
-------------------------

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with ASC topic 260-10, "Participating Securities and the Two-Class method, the Company's participating convertible securities, which include Class B common stock and Class C common stock, are not included in the computation of basic EPS for the six months and three months ended December 31, 2009, because the participating securities do not have a contractual obligation to share in the losses of the Company. For the six months and three months ended December 31, 2008, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of certain options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation was approximately 224,000 because they were antidilutive as a result of net losses for the three and six months ended December 31, 2009. For the three and six months ended December 31, 2008, the number of common shares potentially issuable upon the exercise of certain options of 138,000 have not been included in the computation of diluted EPS since the effect would be antidilutive.

Recent Accounting Pronouncements
--------------------------------

In September 2006, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Codification ("ASC") topic 820 (formerly Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements"). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. ASC topic 820 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123 (revised 2004), "Share-Based Payment", and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. The Company adopted ASC topic 820 on July 1, 2008, as required for its financial assets and financial liabilities. However, the FASB deferred the effective date of ASC topic 820 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The adoption of the provisions of ASC topic 820 for the Company's financial assets and financial liabilities did not have a material impact on its condensed consolidated financial statements. The Company is evaluating the effect the implementation of ASC topic 820 for its nonfinancial assets and nonfinancial liabilities will have on the Company's condensed consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)
--------------------------------

On February 15, 2007, the FASB issued ASC topic 820 (formerly SFAS No. 159), entitled "The Fair Value Option for Financial Assets and Financial Liabilities". The guidance in ASC topic 820 "allows" reporting entities to "choose" to measure many financial instruments and certain other items at fair value. The objective underlying the development of this literature is to improve financial reporting by providing reporting entities with the opportunity to reduce volatility in reported earnings that results from measuring related assets and liabilities differently without having to apply complex hedge accounting provisions, using the guidance in SFAS No. 133, as amended, entitled ``Accounting for Derivative Instruments and Hedging Activities.'' The provisions of ASC topic 820 are applicable to all reporting entities and are effective as of the beginning of the first fiscal year that begins subsequent to November 15, 2007. The Company adopted ASC topic 820 effective July 1, 2008. Upon adoption, the Company did not elect the fair value option for any items within the scope of ASC topic 820 and, therefore, the adoption of ASC topic 820 did not have an impact on the Company's condensed consolidated financial statements.

In March 2007, the FASB ratified ASC topic 715 (formerly the Emerging Issues Task Force ("EITF") consensus on Issue No. 06-10). "Accounting for Collateral Assignment Split Dollar Life Insurance". This ASC topic 715 indicates that an employer should recognize a liability for postretirement benefits related to collateral assignment split-dollar life insurance arrangements. In addition, the ASC topic 715 provides guidance for the recognition of an asset related to a collateral assignment split-dollar life insurance arrangement. The ASC topic 715 is effective for fiscal years beginning after December 15, 2007. The Company has adopted the ASC topic 715 as required and it did not have an impact on the Company's results of operations, financial condition and liquidity. . In December 2007, the FASB issued ASC topic 805 (formerly SFAS No. 141R), "Business Combinations", which replaces SFAS No. 141, "Business Combinations". ASC topic 805 establishes principles and requirements for determining how an enterprise recognizes  and  measures  the fair  value of  certain  assets  and  liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. ASC topic 805 also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. ASC topic 805 will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ASC topic 805 would have an impact on accounting for any businesses acquired after the effective date of this pronouncement. The Company believes that the adoption of ASC topic 805 could have an impact on the accounting for any future acquisitions, if one were to occur.

In December 2007, the FASB issued ASC topic 810 (formerly SFAS No. 160), "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51". ASC topic 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). ASC topic 810 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of ASC topic 810, the Company will be required to report its noncontrolling interests as a separate component of stockholders' equity. The Company will also be required to present net income allocable to the noncontrolling interest and net income attributable to the stockholders of the Company separately in its consolidated statements of income. Currently, minority interests are reported as a liability in the Company's consolidated balance sheets and the related income attributable to the minority interests is reflected as an expense in arriving at net loss. ASC topic 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. ASC topic 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of ASC topic 810 shall be applied prospectively. The Company adopted ASC topic 810 for our fiscal year beginning July 1, 2009, and the adoption did not have any material impact on the Company's financial position, results of operations or cash flows

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)
--------------------------------

In October 2008, the FASB issued ASC topic 820 (formerly FASB Staff Position No. FAS 157-3), "Determining the Fair Value of a Financial Asset in a Market That Is Not Active", which clarifies the application of ASC topic 820 when the market for a financial asset is inactive. Specifically, ASC topic 820 clarifies how (1) management's internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in ASC topic 820 is effective immediately and did not have a material impact on the Company's condensed consolidated financial statements.

In June 2008, the FASB issued ASC topic 815 (formerly Emerging Issue Task Force 07-5), "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock". ASC topic 815 provides framework for determining whether an instrument is indexed to an entity's own stock. ASC topic 815 is effective for fiscal years beginning after December 15, 2008. The adoption of ASC topic 815 did not have a material impact on its consolidated financial position and results of operations.

In April 2009, the FASB issued ASC topic 270 (formerly FAS 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments. SFAS 107-1 amends FASB No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. SFAS also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. ASC topic 270 is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company's consolidated financial position, results of operations and cash flows. The carrying value of our cash and cash equivalents approximates fair value because these instruments have original maturities of three months or less.

The Company adopted a new accounting standard included in ASC 855, "Subsequent Events," which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, this standared requires an entity to disclose the date through which subsequent events have been evaluated.

In June 2009, the FASB issued ASC 105 (formerly SFAS No. 168), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles". ASC 105 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), EITF, and related accounting literature. ASC 105 reorganizes the thousand of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. ASC 105 will be effective for financial statements issued for reporting periods that end after September 15, 2009. As the codification was not intended to change or alter existing U.S. GAAP, it does not have any impact on our consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued ASC topic 350 (formerly FSP FAS 142-3), "Determination of the Useful Life of Intangible Assets". ASC topic 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of an intangible asset under SFAS No. 142, "Goodwill and Other Intangibles" (SFAS 142). ASC topic 350 aims to improve the consistency between the useful life of an intangible asset as determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, "Business Combinations", and other applicable accounting literature. ASC topic 350 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this pronouncement did not have a material impact on the Company's condensed consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)
--------------------------------

In June 2009, the FASB issued ASC 860 (formerly SFAS No. 166), "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140, ASC 860 requires additional disclosures concerning a transferor's continuing involvement with transferred financial assets. ASC 860 eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of ASC 860 will have on its condensed consolidated financial statements.

In June 2009, the FASB issued ASC 810 (formerly SFAS No. 167), "Amendments to FASB Interpretation ("FIN") No. 46(R)," which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. ASC 810 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. ASC 810 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. Management is currently evaluating the requirements of ASC 810 and has not yet determined the impact on the Company's condensed consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)
--------------------------------

In September 2009, the FASB reached final consensus on a new revenue recognition standard, ASC topic 815 (formerly EIFT Issue No. 08-1), "Revenue Arrangements with Multiple Deliverables". ASC topic 815 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This Issue is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company is currently evaluating the potential impact of ASC topic 815 on its condensed consolidated financial statements.

In September 2009, the EITF reached final consensus on a new revenue recognition standard, ASC topic 350 (formerly EITF 09-3), "Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements". ASC topic 350 amends the scope of AICPA Statement of Position 97-2, Software Revenue Recognition to exclude tangible products that include software and non-software components that function together to deliver the product's essential functionality. This Issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company's fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this Issue unless it also elects early application of Issue 08-1. The Company is currently evaluating the potential impact of ASC topic 350 on its condensed consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-0, Improving Disclosures about Fair Value Measurements. The Update provides amendments to FASB ASC 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for the Company in 2010 and the disclosures related to Level 3 fair value measurements are effective for the Company in 2011. The Update requires new disclosures only, and will have no impact on the Company's condensed consolidated financial position, results of operations, or cash flow.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the current year
presentation.   The  reclassifcations  did  not  have  any  effect  on  reported consolidated net losses for any periods presented.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE

Medical Receivables
-------------------

The Company was assigned medical receivables valued at $11,775,000, in connection with the satisfaction of the management fees and termination fees related to a Termination and Replacement Agreement dated May 23, 2005. The balance of the net medical receivables as of December 31, 2009 and June 30, 2009 was $224,000 and $374,000, respectively. As of December 31, 2009 and June 30, 2009, the allowance for doubtful accounts totaled $1,440,500 and $1,343,500, respectively, on these receivables.

Accounts Receivable and Management Fee Receivable
-------------------------------------------------

Receivables, net is comprised of the following at December 31, 2009:
                                 (000's Omitted)

                                   Gross      Allowance for doubtfu
                                   Receivable      accounts            Net

Receivables from equipment
sales and service contracts        $   8,345        $   2,423        $   5,922
                                   =========        =========        =========

Receivables from equipment
sales and service contracts-
related parties                    $     119        $    -           $     119
                                   =========        =========        =========

Management fee receivables         $   8,445        $   5,333        $   3,112
                                   =========        =========        =========

Management fee receivables from
related medical practices ("PC's") $   2,908      $   1,105        $   1,803
                                   =========        =========        =========

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE (CONTINUED)

Collection by the Company of its management fee receivables may be impaired by the uncollectibility of the PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 47% and 49% of the PC's net revenues for the six months ended December 31, 2009 and 2008, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 10.3% and 8.0% of the consolidated net revenues for the six months ended December 31, 2009 and 2008, respectively.

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


NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:
                               (000's omitted)

                                   December 31,         June 30,
                                       2009              2009
                                   ------------         -------
Purchased parts, components
   and supplies                       $ 1,939           $ 2,065
Work-in-process                           900             1,107
                                      -------           -------
                                      $ 2,839           $ 3,172
                                      =======           =======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)


NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES


      1) Information relating to uncompleted contracts as of December 31, 2009 is as follows:
                                           (000's omitted)

      Costs incurred on uncompleted
            contracts                      $ 8,033
      Estimated earnings                     4,300
                                           --------
                                            12,333
      Less: Billings to date                14,190
                                           --------
                                           $(1,857)
                                           ========

Included in the accompanying condensed consolidated balance sheet at December 31, 2009 under the following captions:

         Costs and estimated earnings in excess of
        billings on uncompleted contracts              $ 1,257
Less: Billings in excess of costs and estimated
        earnings on uncompleted contracts                3,114
                                                       --------
                                                       $(1,857)
                                                       ========

2)  Customer advances consist of the following as of December 31, 2009:


                                                   Related
                                          Total     Party     Other
                                         --------  --------  --------
Total Advances                           $ 21,430  $   -     $ 21,430
Less: Advances
       on contracts under construction     14,190      -       14,190
                                         --------  --------  --------
                                         $  7,240  $   -     $  7,240
                                         ========  ========  ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)


NOTE 6 - STOCKHOLDERS DEFICIENCY

Common Stock

During the six months ended December 31, 2009:

a)   The  Company   issued  10,000  shares  of  common  stock  to  employees  as compensation valued at $18,200 under a stock bonus plan.


NOTE 7 - OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

                                 (000's omitted)

                                        December 31,                  June 30,
                                            2009                        2009
                                        ------------                ------------
Royalties                                $      623                  $     623
Accrued salaries, commissions
   and payroll taxes                            765                        882
Accrued interest                                989                        901
Litigation accruals                             193                        193
Sales tax payable                             2,544                      2,434
Legal and other professional fees               789                        675
Accounting fees                                 292                        480
Insurance premiums                               60                         30
Penalty - Sales tax                             682                        682
Penalty  - 401k plan  (see Note 11)             250                        250
Purchase scanners                               590                        440
Other                                           781                        870
                                        ------------                ------------
                                              8,558                 $    8,460
                                        ============                ============

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)


NOTE 8 - SALE OF CONSOLIDATED SUBSIDIARY AND INVESTMENT

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

The following is the calculation of the gain on sale of the 92.3% interest in a consolidated subsidiary:

                                 (000's omitted)
      Selling Price - Net cash paid:                   $ 2,307

      Assets and liabilities sold:
            Cash                         $    14
            Management fee
                receivable -net              917
            Property and
                 equipment - net               1
            Other assets                      34
            Accounts payable             (    16)
            Minority interest            (    91)
      Subtotal                           -------           859
                                                       -------
      Gain on sale of consolidated subsidiary          $ 1,448
                                                       =======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)


NOTE 9 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of diagnostic imaging centers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company's 10-K as of June 30, 2009. All inter-segment sales are market-based. The Company evaluates performance based on income or loss from operations.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                 (000's omitted)

                                                          Management
                                                         of Diagnostic
                                               Medical      Imaging
                                              Equipment     Centers     Totals
                                              ---------  ------------  ---------
For the three months ended December 31, 2009:

Net revenues from external customers          $  5,645     $  2,568    $  8,213
Inter-segment net revenues                    $    233     $   -       $    233
Loss from operations                          $   (756)    $   (511)   $ (1,267)
Depreciation and amortization                 $    229     $    137    $    366
Capital expenditures                          $    170     $      3    $    173

For the three months ended December 31, 2008:

Net revenues from external customers          $  8,840     $  2,450    $ 11,290
Inter-segment net revenues                    $    245     $   -       $    245
Income (Loss) from operations                 $  1,252     $   (551)   $    701
Depreciation and amortization                 $    264     $    168    $    432
Capital expenditures                          $    188     $      4    $    192

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

                                                          Management
                                                         of Diagnostic
                                               Medical      Imaging
                                              Equipment     Centers     Totals
                                              ---------  ------------  ---------
For the six months ended December 31, 2009:

Net revenues from external customers          $ 10,605     $  5,098    $ 15,703
Inter-segment net revenues                    $    465     $   -       $    465
Loss from operations                          $ (1,658)    $ (1,030)   $ (2,688)
Depreciation and amortization                 $    458     $    274    $    732
Capital expenditures                          $    365     $      8    $    373
Identifiable assets                           $ 16,861     $  8,039    $ 24,900

For the six months ended December 31, 2008:

Net revenues from external customers          $ 12,854     $  5,221    $ 18,075
Inter-segment net revenues                    $    517     $   -       $    517
Loss from operations                          $   (608)    $   (538)   $ (1,146)
Depreciation and amortization                 $    531     $    336    $    867
Capital expenditures                          $    398     $      4    $    402
Identifiable assets - June 30, 2009           $ 17,302     $ 11,057    $ 28,359



NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended December 31, 2009 and December 31, 2008, the Company paid $88,000 and $238,000 for interest, respectively.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)


NOTE 11 -  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters (Continued)
-------------

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of December 31, 2009, the Company has recorded tax obligations of approximately $2,080,000 plus interest and penalties of approximately $1,460,000. The Company is in the process of determining the regulatory requirements in order to become compliant.

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

The Company's management fees are dependent on collection by the PCs of fees from reimbursements from Medicare, Medicaid, private insurance, no fault and workers' compensation carriers, self-pay and other third-party payors. The health care industry is experiencing the effects of the federal and state governments' trend toward cost containment, as government and other third-party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. The cost containment measures, consolidated with the increasing influence of managed-care payors and competition for patients, have resulted in reduced rates of reimbursement for services provided by the Company from time to time. The Company's future revenues and results of operations may be adversely impacted by future reductions in reimbursement rates.

In 2009, the Obama administration announced its intentions for healthcare reform in the United States. The plan includes providing healthcare coverage for some 40 million uninsured Americans. The plan calls for, among other things, reducing costs through more vigilant control of healthcare utilization, including diagnostic imaging services. There are presently bills passed by the House and the Senate which differ in certain respects. It is unknown whether the bills can be reconciled, what the forms of any reconciliation will be or even whether healthcare reform will pass. The use of radiology benefit managers, or RBMs, has increased in recent years. It is common practice for health insurance carriers to contract with RBMs to manage utilization of diagnostic imaging procedures for their insureds. In many cases, this leads to lower utilization of imaging procedures based on a determination of medical necessity. The efficacy of RBMs is still a highly controversial topic. The Company cannot predict whether the current administration's healthcare plan and the use of RBMs will negatively impact its business, but it is possible that the Company's financial position and results of operations could be negatively affected by increased utilization of RBMs.

                              FONAR CORPORATION AND
                                  SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Other Matters (Continued)
-------------

While the Company has prepared certain estimates of the impact of the above discussed changes and proposed changes, it is not possible to fully quantify their impact on its business. There can be no assurance that the impact of these changes will not be greater than estimated or that any future health care legislation or reimbursement changes will not adversely affect the Company's business.

NASDAQ Continued Listing
------------------------

The Company's stockholder's deficiency was $11.8 million as of December 31, 2009 and $2.9 million as of June 30, 2009. As a result of the Company's failure to meet the minimum stockholders equity requirement of $2.5 million, NASDAQ issued a notice of non-compliance but granted the Company an extension to October 5, 2009 to evidence compliance with the minimum stockholders' equity requirement or minimum net income requirement for continued listing on the NASDAQ Capital Market. Following the filing of the Company's Form 10-K for the year ended June 30, 2009, the Company had still not met the minimum stockholders' net equity requirement, but had achieved compliance with the alternative minimum net income requirement of $500,000, showing a net income of $1.1 million.


NOTE 12 - LICENSE FEES AND ROYALTIES

In July 2000, the Company entered into a non-exclusive sales representative agreement with an unrelated third party. The agreement requires the third party to sell at least two Fonar MRI scanners or if it does not, pay an amount equal to the Company's gross margin on the unsold MRI scanners. The Company received the gross margin payment on one scanner of $585,493 in November 2008 and applied a previously received deposit for two other gross margin payments for a total of $1,755,493 which was included in revenue for the year ended June 30, 2009. The Company received the last gross margin payment of $585,493 in July 2009, which has been included in revenue for the six months ended December 31, 2009. As of April 2009, this agreement has expired.

NOTE 13 - NOTES RECEIVABLE

On October 27, 2009, the Company entered into an agreement with Mountain Crest Ventures LLC to assign the promissory note from Health Plus for the Asset Purchase Agreement. The Company received $1,580,862, which represented the remaining principal balance less a discount of $350,000. Mountain Crest Ventures LLC retains all rights under the original promissory note to collect all remaining payments due. The Company recorded the $350,000 loss in the financial statements for the six months ended December 31, 2009.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

NOTE 14 - INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of ASC topic 740 (formerly FASB Interpretation No. 48/FASB Statement No. 109, "Accounting for Uncertainty in Income Taxes"). ASC topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a corporate tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as "unrecognized benefits". A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise's potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC topic 740.

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

The adoption of the provisions of ASC topic 740 did not have a material impact on the Company's consolidated financial position and results of operations. Upon the adoption and as of September 30, 2009, no liability for unrecognized tax benefits was required to be recorded. The Company does not expect its unrecognized tax benefit position to change during the next 12 months.

The Company recognized a deferred tax asset of $863,660 and a deferred tax liability of $863,660 as of December 31, 2009, primarily relating to net operating loss carryforwards of approximately $169,884,000 available to offset future taxable income through 2029. The net operating losses begin to expire in 2012 for federal tax purposes and in 2012 for state income tax purposes.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009
                                   (UNAUDITED)

NOTE 14 - INCOME TAXES (Continued)


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

NOTE 15 - SUBSEQUENT EVENTS

The Company had a license agreement which requires the Company to pay a royalty on the Company's future sales of certain MRI imaging apparatus. The licensor claimed that the Company breached its contract and was owed certain amounts under this agreement. During September 2009, the Company entered into an understanding regarding this matter with the licensor. On February 12, 2010, the Company signed a settlement agreement and release with this licensor in which the Company will pay principal and interest of $711,181. The Company has agreed to pay this amount plus 5% interest over a term beginning February 2010 to September 2014.

In January 2010, the Company was required to implement a substantial cost reduction which consisted in a reduction in personnel and significant reductions in the remaining employees compensation and other costs. Pursuant to the cost reductions, there was no termination cost incurred.

The Company has evaluated subsequent events through February 22, 2010, which is the date the Company filed its quarterly report on Form 10-Q for the period ended December 31, 2009 with the Securities and Exchange Commission. There are no further subsequent events for disclosure.

                       FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the six month period ended December 31, 2009, we reported a net loss of $3.0 million on revenues of $15.7 million as compared to net income of $331,000 on revenues of $18.1 million for the six month period ended December 31, 2008. We recognized an operating loss of $2.7 million for the six month period ended December 31, 2009 compared to an operating loss of $1.1 million for the six month period ended December 31, 2008. The principal reason for the smaller net loss in the first half of fiscal 2009 as compared to the first half of fiscal 2010 was that during the first quarter of fiscal 2009, we recognized a gain of $1.4 million on the sale of a consolidated entity managing an MRI scanning facility and, $1.8 million in license fees and royalties in the first half of fiscal 2009 as compared to $0 in license fees and royalties in the first half of fiscal 2010. The license fees were paid pursuant to an agreement which has expired.

For the three month period ended December 31, 2009, we reported net loss of $1.3 million on revenues of $8.2 million as compared to net income of $781,000 on revenues of $11.3 million for the three month period ended December 31, 2008. The figures for the second quarter of fiscal 2009 included the $1.8 million in license fees as compared to $0 in such fees in fiscal 2010.

Overall, our revenues decreased 13.1% from $18.1 million for the first six months of fiscal 2009 to $15.7 million for the first six months of fiscal 2010. Revenues from service and repair fees increased 4.1%, from $5.3 million for the first six months of fiscal 2009 to $5.5 million for the first six months of fiscal 2010, but product sales declined 22.3%, from $5.8 million for the first six months of 2009 to $4.5 million for the first six months of fiscal 2010.

Due to the decrease in our revenues our operating loss for the six months ended December 31, 2009 increased as compared to the six months ended December 31, 2008 (a $2.7 million operating loss for the first six months of fiscal 2010 as compared to a $1.1 million operating loss for the first six months of fiscal
2009). The increase in the operating loss was principally due to the decrease in revenues of 13%, while costs and expenses in the aggregate declined only 4.3%, from $19.2 million in the first six months of fiscal 2009 to $18.4 million in the first six months of fiscal 2010.

In order to reduce our operating losses and demands on our cash and other liquid reserves, we instituted an aggressive program of cost cutting during January 2010. These measures include reductions in the size of our workforce, compensation and benefits, as well as across the board reduction of expenses. These cost reductions are intended to enable us to withstand periods of lower volumes of MRI scanner sales, such as we have experienced in fiscal 2008 and 2009, by keeping expenditures at levels which, if necessary, can be supported by service revenues and HMCA revenues.

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

Trends in the second quarter of fiscal 2010 include a decrease in product sales revenues and an increase in service and repair fees, a decrease in management fees, as well a decrease in our total costs and expenses, in particular in our costs related to product sales. We will continue to focus on our marketing efforts to improve sales performance and increase patient volume at the MRI facilities managed by HMCA in fiscal 2010. In addition, we will monitor our cost cutting program and will continue to reduce costs as necessary.

For the three month period ended December 31, 2009, as compared to the three month period ended December 31, 2008, overall revenues from MRI product sales decreased 32.8% ($3.0 million compared to $4.4 million).

For the six month period ended December 31, 2009, as compared to the six month period ended December 31, 2008, overall revenues from MRI product sales decreased 22.2% ($4.5 million compared to $5.8 million).

Service revenues for the three month period ended December 31, 2009 as compared to the three month period ended December 31, 2008 remained constant at $2.7 million. Unrelated party service and repair fees remained constant at $2.6 million and related party service and repair fees remained constant at $55,000. We anticipate that there will be increases in service revenues as warranties on installed scanners expire over time.

Service revenues for the six month period ended December 31, 2009, as compared to the six month period ended December 31, 2008 increased by 4.1% ($5.5 million compared to $5.2 million). Unrelated party service and repair fees increased by 4.2% ($5.4 million compared to $5.2 million) and related party service and repair fees remained constant at $110,000.

There were approximately $2.9 million in foreign revenues for the first six months of fiscal 2010 as compared to approximately $397,000 in foreign revenues for the first six months of fiscal 2009, representing an increase in foreign revenues of 630%. The Company is making a concerted effort to increase foreign sales, most recently through its foreign distributors.

Overall, for the first six months of fiscal 2010, revenues for the medical equipment segment decreased by 17.5% to $10.6 million from $12.9 million for the first six months of fiscal 2009. The revenues generated by HMCA decreased, by 2.4%, to $5.1 million for the first six months of fiscal 2010 as compared to $5.2 million for the first six months of fiscal 2009.

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

Costs related to product sales decreased by 19.3% from $2.8 million in the second quarter of fiscal 2009 to $2.3 million in the second quarter of 2010, reflecting a decrease in product sales revenues.

Costs related to product sales decreased by 7.7% from $4.3 million in the first six months of fiscal 2009 to $3.9 million in the first six months of 2010, reflecting the corresponding decrease in product sales revenues as well as our lower cost basis for parts and components.

Costs related to providing service for the second quarter decreased by 4.9% from $1.0 million in the second quarter of fiscal 2009 to $998,000 in fiscal 2010. We believe that an important factor in keeping service costs down is our ability to monitor the performance of customers' scanners from our facilities in Melville, New York, on a daily basis and to detect and repair any irregularities before more serious problems result.

Cost related to providing service decreased by 5.9% from $2.1 million in the first six months of fiscal 2009 to $2.0 million in fiscal 2010.

Overall, the operating results for our medical equipment segment reflected an operating loss of $1.7 million for the first six months of fiscal 2010 as compared to an operating loss of $608,000 for the first six months of fiscal 2009.

HMCA revenues increased in the second quarter of fiscal 2010 by 4.9% to $2.6 million from $2.4 million for the second quarter of fiscal 2009, primarily due to increased revenues from our Florida locations. HMCA revenues for the first six months of fiscal 2010, however, declined slightly by 2.4% from $5.2 million in the first six months of fiscal 2009 to $5.1 million in the first six months of fiscal 2010. We now manage ten sites, nine of which are equipped with FONAR UPRIGHT(R) MRI scanners. HMCA experienced an operating loss of $1.0 million for the first six months of fiscal 2010 compared to operating loss of $539,000 for the first six months of fiscal 2009.

HMCA cost of revenues for the first six months of fiscal 2009 as compared to the first six months of fiscal 2010 increased by 14.5% from $3.6 million to $4.2 million. HMCA cost of revenues increased to $2.1 million for the second quarter of fiscal 2010 as compared to $1.8 million for the second quarter of fiscal 2009. The increase in HMCA's cost of revenues was primarily the result of the increased expenditures we have been making to improve HMCA revenues by our marketing efforts, which focus on the unique capability of our Upright(R) MRI Scanners to scan patients in different positions.

In 2009, the Obama administration announced its intentions for healthcare reform in the United States. The plan contemplates providing healthcare coverage for some 40 million uninsured Americans. The plan calls for, among other things, more vigilant control of healthcare utilization, including diagnostic imaging services. In November of 2009, the U.S. House of Representatives passed a healthcare reform bill. In December of 2009, the Senate passed a different healthcare reform bill. Whether the two bills can be reconciled or healthcare reform be enacted at all is uncertain at this time.

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

The decrease in our consolidated net revenues of 27.3% from $11.3 million in the second quarter of fiscal 2009 to $8.2 million in the second quarter of fiscal 2010, was offset in part by a decrease of 10.5% in total costs and expenses from $10.6 million in the second quarter of fiscal 2009 compared to $9.5 million in the second quarter of fiscal 2010. As a result, our loss from operations changed from a income of $701,000 in the second quarter of fiscal 2009 to a loss of $1.3 million in the second quarter of fiscal 2010.

For the first six months of fiscal 2010 the consolidated revenues decreased by 13.1% to $15.7 million from $18.1 million for the first six months of fiscal 2009 while the total costs and expenses decreased by only 4.3% to $18.4 million for the first six months of fiscal 2010 from $19.2 million for the first six months of fiscal 2009. Our operating loss increased from $1.1 million in the first six months of fiscal 2009 to $2.7 million in the first six months of fiscal 2010.

Selling, general and administrative expenses decreased by 6.0% to $6.3 million in the first six months of fiscal 2010 from $6.7 million in the first six months of fiscal 2009. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, was $18,000 for the first six months of fiscal 2010 as compared to $0 for the first six months of fiscal 2009.

Research and development expenses decreased by 9.8% to $1.6 million for the first six months of fiscal 2010 as compared to $1.8 million for the first three months of fiscal 2009.

Interest expense in the first six months of fiscal 2010 increased to $188,000 compared to $119,000 for the first six months of fiscal 2009.

Inventories decreased by 10.5% to $2.8 million at December 31, 2009 as compared to $3.2 million at June 30, 2009 representing the use of raw materials and components in our inventory to fill orders.

Management fee and medical receivables decreased by 10.1% to $4.9 million at December 31, 2009 from $5.8 million at June 30, 2009, primarily due to improved collections on the Company's management fee and medical receivables.

The overall trends reflected in the results of operations for the first six months of fiscal 2010 are an increase in revenues from service and repair fees, as compared to the first six months of fiscal 2009 ($5.5 million for the first six months of fiscal 2010 as compared to $5.3 million for the first six months of fiscal 2009), and a decrease in MRI equipment segment revenues both absolutely ($10.6 million as compared to $12.9 million) and relative to HMCA revenues ($10.6 million or 67.5% from the MRI equipment segment as compared to $5.1 million or 32.5% from HMCA, for the first six months of fiscal 2010, as compared to $12.9 million or 71.1% from the MRI equipment segment and $5.2 million or 28.9%, from HMCA, for the first six months of fiscal 2009). Unrelated party sales constituted 100% of our medical equipment product sales for both the first six months of fiscal 2010 and of fiscal 2009.

We are committed to improving the operating results we experienced in the first six months in fiscal 2010. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, including the availability of credit, payor reimbursement rates and policies, and unexpected expenditures or the timing of such expenditures, make it impossible to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Company's operating results.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities decreased from $1.2 million at June 30, 2009 to $1.1 million at December 31, 2009. Marketable securities approximated $30,000 as of December 31, 2009, as compared to $23,000 at June 30, 2009.

Cash used in operating activities for the first six months of fiscal 2010 was $1.4 million. Cash used in operating activities was attributable to a decrease of inventories of $334,000, an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $1.1 million and a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $219,000, an increase in other current liabilities of $592,000, offset by a decrease in customer advances of $2.0 million and the net loss of $3.0 million.

Cash provided by investing activities for the first six months of fiscal 2010 was $1.2 million. The principal source of cash from investing activities during the first six months of fiscal 2010 consisted mainly of proceeds from a note receivable of $1.6 million offset by capitalized software and patent costs of $363,000.

Cash used in financing activities for the first six months of fiscal 2010 was $8,000. The principal uses of cash in financing activities during the first six months of fiscal 2010 consisted of repayment of principal on long- term debt and capital lease obligations of $80,000, and repayment of notes receivable from employee stockholders of $72,000.

The Company's contractual obligations and the periods in which they are scheduled to become due are set forth in the following table:

                                (000's OMITTED)

                                 Due in
                                  less         Due          Due          Due
Contractual                       Than 1      in 2-3       in 4-5       after 5
Obligation          Total         year         years        years        years
--------------   -----------   ----------   ----------   ----------   ----------

Long-term debt   $     935      $     269   $     138      $  -        $    528

Capital lease
 Obligations           261            129         132         -            -

Operating
   Leases           10,821          1,989       3,939        3,240        1,653

Stipulation
Agreements             485           396           89         -            -
                 -----------   ----------     --------    ---------   ----------
Total cash
Obligations      $  12,502      $   2,783     $  4,298     $  3,240    $  2,181
                 ==========    ==========     ========    =========   ==========


Total liabilities decreased by 1.7% to $30.8 million at December 31, 2009 from $31.2 million at June 30, 2009. We experienced an decrease in long-term debt and capital leases from $759,000 at June 30, 2009 to $682,000 at December 31, 2009 and a decrease in accounts payable from $3.7 million at June 30, 2009 to $3.5 million at December 31, 2009, along with an increase in billings in excess of costs and estimated earnings on uncompleted contracts from $2.0 million at June 30, 2009 to $3.1 million at December 31, 2009, and a decrease in customer advances from $9.2 million at June 30, 2009 to $7.2 million at December 31, 2009. Unearned revenue on service contracts increased from $5.5 million at June 30, 2009 to $6.0 million at December 31, 2009.

As of December 31, 2009, the total of $8.6 million in other current liabilities included primarily accrued salaries and payroll taxes of $765,000, accrued interest of $989,000 and sales taxes of $2.5 million.

Our working capital deficit increased to $11.8 million at December 31, 2009 as compared to $10.8 million as of June 30, 2009. This resulted from a decrease in current assets ($18.3 million at June 30, 2009 as compared to $17.0 million at December 31, 2009) particularly a decrease in the current portion of notes receivable of $433,000 ($518,000 at June 30, 2009 as compared to $85,000 at December 31, 2009), and a decrease in management fee receivable of $555,000 ($5.5 million at June 30, 2009 as compared to $4.9 million at December 31, 2009) along with a decrease in current liabilities ($29.1 million at June 30, 2009 as compared to $28.8 million at December 31, 2009) resulting primarily from a decrease of approximately $63,000 in the current portion of accounts payable ($3.5 million at June 30, 2009 as compared to $3.4 million at December 31, 2009) and a decrease of $2.0 million in customer advances ($9.2 million at June 30, 2009 as compared to $7.2 million at December 31, 2009) .

Fonar has not committed to making any significant capital expenditures in the 2010 fiscal year.

Our business plan calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment and upgrades at competitive prices.

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

At December 31, 2009, the Company had a working capital deficiency of approximately $11.8 million and a stockholders' deficiency of approximately $5.9 million. For the six months ended December 31, 2009, the Company incurred a net loss of approximately $3.0 million, which included non-cash charges of approximately $1.5 million. The Company has funded its cash flow deficit for the six months ended December 31, 2009 through cash used in operations.

On October 27, 2009, in order to improve our liquidity the Company entered into an agreement with Mountain Crest Ventures LLC to assign the promissory note issued by Health Plus Management Services, LLC in connection with a Asset Purchase Agreement which closed in July, 2005. The Company received $1,580,862, which represented the remaining principal balance less a discount of $350,000. Mountain Crest Ventures LLC retains all rights under the original promissory note to collect all remaining payments due. The Company recorded the $350,000 discount in the financial statements for the six months ended December 31, 2009.

Management anticipates that Fonar's capital resources will improve if (1) Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales, (2) service and maintenance revenues increase as the warranties on scanners expire and (3) HMCA revenues can be increased through the Company's vigorous marketing efforts. In addition, Management is exploring the possibility of equity and/or loan financing to improve liquidity. If we are not successful with our marketing efforts to increase revenues and are unable to raise debt or equity capital, we will experience a shortfall in cash, and it will be necessary to further reduce operating expenses to attempt to avoid the need to curtail our operations. Current economic credit conditions have contributed to a slowing business environment. The precise impact of these conditions can not be fully predicted. There can be no assurance that we would be able to secure additional funds if needed.

The accompanying financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and assume that the Company will continue as a going concern. The Company has suffered recurring losses from operations, continues to generate negative cash flows from operating activities and had negative working capital at December 31, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls, during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:There were no material changes in litigation for the first six months of fiscal 2010.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Submission of Matters to a Vote of Security Holders: None

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:
                           Exhibits
                           Exhibit 31.1 Certification See Exhibits
                           Exhibit 32.1 Certification See Exhibits
                           Report on Form 8-K containing the Company's
                           Earnings Report for the first quarter of fiscal 2010. See Report on Form 8-K dated November __, 2009,
                           Commission File No. 000-10248

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FONAR CORPORATION
                                           (Registrant)

                                           By:  /s/ Raymond V. Damadian
                                                  Raymond V. Damadian
                                                  President & Chairman
Dated:February 22, 2010