Form 10-Q
period 2010-03-31
FONAR CORP
filed 2010-05-21
CIK 355019

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

      [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    MARCH 31, 2010
                                        --------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES _X_ NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

              Class                         Outstanding at April 30, 2010
-----------------------------------------   -----------------------------
Common Stock, par value $.0001                         4,974,207
Class B Common Stock, par value $.0001                       158
Class C Common Stock, par value $.0001                   382,513
Class A Preferred Stock, par value $.0001                313,451

FONAR CORPORATION AND SUBSIDIARIES
INDEX



PART I - FINANCIAL INFORMATION                                      PAGE


Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - March 31, 2010
     (Unaudited) and June 30, 2009

   Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and
     March 31, 2009 (Unaudited)

   Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2010 and
     March 31, 2009 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     (Loss) Income for the Three Months Ended
     March 31, 2010 and March 31, 2009 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     (Loss) Income for the Nine Months Ended
     March 31, 2010 and March 31, 2009 (Unaudited)

   Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2010 and
     March 31, 2009 (Unaudited)


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

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)

ASSETS                                                      March 31,   June 30,
                                                              2010        2009
                                                          (UNAUDITED)
Current Assets:                                             ---------  ---------
Cash and cash equivalents                                   $    570   $  1,226

  Marketable securities                                           32         23

  Accounts receivable - net                                    5,731      5,392

  Accounts receivable - related parties - net                     59          -

  Medical receivables - net                                      127        374

  Management fee receivable - net                              2,952      3,274

  Management fee receivable - related medical
    practices - net                                            1,814      2,196

  Costs and estimated earnings in excess of
    billings on uncompleted contracts                          1,012      1,476

  Inventories                                                  2,931      3,172

  Current portion of advances and notes to related
    medical practices                                            130        165

  Current portion of notes receivable                             86        518

  Prepaid expenses and other current assets                      266        472
                                                            ---------  ---------
        Total Current Assets                                  15,710     18,288
                                                            ---------  ---------

Property and equipment - net                                   2,299      2,892

Advances and notes to related medical practices - net              -         89

Notes receivable - net                                           119      1,779

Other intangible assets - net                                  4,707      4,920

Other assets                                                     392        391
                                                            ---------  ---------
        Total Assets                                        $ 23,227   $ 28,359
                                                            =========  =========

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)


                                                            March 31,  June 30,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     2010        2009
                                                          (UNAUDITED)
Current Liabilities:                                      -----------  ---------
  Current portion of long-term debt and
    capital leases                                          $    418   $    277
  Current portion of long-term debt - related party               86         80
  Accounts payable                                             3,340      3,519
  Other current liabilities                                    7,695      8,460
  Unearned revenue on service contracts                        5,761      5,526
  Unearned revenue on service contracts - related parties         55          -
  Customer advances                                            6,089      9,238
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                          3,047      2,026
                                                            ---------  ---------
      Total Current Liabilities                               26,491     29,126

Long-Term Liabilities:
  Accounts payable                                               124        184
  Due to related medical practices                               632        643
  Long-term debt and capital leases,
    less current portion                                       1,219        759
  Long-term debt less current portion - related party             95        160
  Other liabilities                                              467        428
                                                            ---------  ---------
      Total Long-Term Liabilities                              2,537      2,174
                                                            ---------  ---------
      Total Liabilities                                       29,028     31,300
                                                            ---------  ---------


See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED, except share data)

                                                            March 31,  June 30,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      2010       2009
  (continued)                                             (UNAUDITED)
                                                            ---------  ---------
STOCKHOLDERS' DEFICIENCY:

Class A non-voting preferred stock $.0001 par value;
1,600,000 authorized, 313,451 issued and outstanding
at March 31, 2010 and June 30, 2009                             -          -

Preferred stock $.001 par value; 2,000,000 shares
Authorized, issued and outstanding - none                       -          -

Common Stock $.0001 par value; 30,000,000 shares
authorized, 4,985,850 and 4,917,918 issued at
March 31, 2010 and June 30, 2009, respectively;
4,974,207 and 4,906,275 outstanding at March 31, 2010
and June 30, 2009, respectively                                    1          1

Class B Common Stock $ .0001 par value; 800,000
shares authorized, (10 votes per share), 158 issued
and outstanding at March 31, 2010 and June 30, 2009             -          -

Class C Common Stock $.0001 par value; 2,000,000 shares
authorized, (25 votes per share), 382,513 issued
and outstanding at March 31, 2010 and June 30, 2009             -          -

Paid-in capital in excess of par value                       172,379    172,280
Accumulated other comprehensive loss                        (     13)  (     21)
Accumulated deficit                                         (177,300)  (174,259)
Notes receivable from employee stockholders                 (    193)  (    267)
Treasury stock, at cost - 11,643 shares of common stock
  at March 31, 2010 and June 30, 2009                       (    675)  (    675)
                                                            ---------  ---------
      Total Stockholders' Deficiency                        (  5,801)  (  2,941)
                                                            ---------  ---------
      Total Liabilities and Stockholders' Deficiency        $ 23,227   $ 28,359
                                                            =========  =========


See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (000's OMITTED, except per share data)

                                                      FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              2010       2009
REVENUES                                                    ---------  ---------
  Product sales - net                                       $  1,955   $  6,156
  Service and repair fees - net                                2,778      2,567
  Service and repair fees - related parties - net                 55         55
  Management and other fees - net                              1,738      1,736
  Management and other fees - related medical
    practices - net                                              988        742
                                                            ---------  ---------
     Total Revenues - Net                                      7,514     11,256
                                                            ---------  ---------
COSTS AND EXPENSES
  Costs related to product sales                               1,353      3,325
  Costs related to service and repair fees                       566        969
  Costs related to service and repair
    fees - related parties                                        11         21
  Costs related to management and other fees                   1,338      1,039
  Costs related to management and other
    fees - related medical practices                             703        686
  Research and development                                       528        872
  Selling, general and administrative                          2,708      3,219
  Provision for bad debts                                        282        363
                                                            ---------  ---------
     Total Costs and Expenses                                  7,489     10,494
                                                            ---------  ---------
Income From Operations                                            25        762

Interest Expense                                             (    66)   (    75)
Interest Expense - Related Parties                           (    21)       -
Investment Income                                                 51         91
Interest Income - Related Party                                    2          5
Other Income (Expense)                                             1    (    17)
Provision for Income Taxes                                      -       (    36)
                                                            ---------  ---------
NET (LOSS) INCOME                                           $ (    8)  $    730
                                                            =========  =========
Net (Loss) Income Available to Common Stockholders          $ (    8)  $    686
                                                            =========  =========
Basic Net (Loss) Income Per Common Share                    $ ( 0.00)  $   0.14
                                                            =========  =========
Diluted Net (Loss) Income Per Common Share                  $ ( 0.00)  $   0.13
                                                            =========  =========
Basic and Diluted Income Per Share - Common C                    N/A      0.04
                                                            =========  =========
Weighted Average Basic Shares Outstanding                   4,929,752  4,904,275
                                                            =========  =========
Weighted Average Diluted Shares Outstanding                 4,929,752  5,031,779
                                                            =========  =========


See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(000's OMITTED, except per share data)
                                                       FOR THE NINE MONTHS ENDED
                                                                MARCH 31,
                                                            --------------------
                                                              2010       2009
REVENUES                                                    ---------  ---------
  Product sales - net                                       $  6,479   $ 11,975
  Service and repair fees - net                                8,163      7,737
  Service and repair fees - related parties - net                165        165
  Management and other fees - net                              5,212      5,518
  Management and other fees - related medical
    practices - net                                            2,613      2,181
  License fees and royalties                                     585      1,755
                                                            ---------  ---------
     Total Revenues - Net                                     23,217     29,331
                                                            ---------  ---------
COSTS AND EXPENSES
  Costs related to product sales                               5,289      7,590
  Costs related to service and repair fees                     2,485      3,008
  Costs related to service and repair
    fees - related parties                                        50         64
  Costs related to management and other fees                   3,989      3,316
  Costs related to management and other
    fees - related medical practices                           2,208      2,040
  Research and development                                     2,159      2,681
  Selling, general and administrative                          9,042      9,955
  Provision for bad debts                                        659      1,063
                                                            ---------  ---------
     Total Costs and Expenses                                 25,881     29,717
                                                            ---------  ---------
Loss From Operations                                         ( 2,664)   (   386)

Interest Expense                                             (   235)   (   193)
Interest Expense - Related Parties                           (    40)        -
Investment Income                                                203        236
Interest Income - Related Party                                    9         17
Other Income (Expense)                                            35    (    15)
Minority Interest in Income of Partnerships                     -       (    11)
Gain on Sale of Consolidated Subsidiary                         -         1,448
Loss on Note Receivable                                      (   350)      -
Provision for Income Taxes                                         -    (    36)
                                                            ---------  ---------
NET (LOSS) INCOME                                           $( 3,042)  $  1,060
                                                            =========  =========

Net (Loss) Income Available to Common Stockholders          $( 3,042)  $    997
                                                            =========  =========
Basic Net (Loss) Income Per Common Share                    $ (0.62)   $  0.20
                                                            =========  =========
Diluted Net (Loss) Income Per Common Share                  $ (0.62)   $  0.19
                                                            =========  =========
Basic and Diluted Income per share - Common C                  N/A     $  0.05
                                                            =========  =========
Weighted Average Basic Common Shares Outstanding            4,917,990  4,904,275
                                                            =========  =========
Weighted Average Diluted Common Shares Outstanding          4,917,990  5,031,779
                                                            =========  =========


See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(000'S OMITTED)


                                                      FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            --------------------
                                                              2010       2009
                                                            ---------  ---------
Net (loss) income                                           $  (   8)  $    730

Other comprehensive income (loss), net of tax:
    Unrealized gains (losses) on marketable securities,
      net of tax                                                   2     (    1)
                                                            ---------  ---------
Total comprehensive (loss) income                           $  (   6)  $    729
                                                            =========  =========


See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)
(000'S OMITTED)


                                                       FOR THE NINE MONTHS ENDED
                                                                 MARCH 31,
                                                            --------------------
                                                              2010       2009
                                                            ---------  ---------
Net (loss) income                                           $ (3,042)  $  1,060

Other comprehensive income, net of tax:
    Unrealized gains on marketable securities,
      net of tax                                                   8         48
                                                            ---------  ---------
Total comprehensive (loss) income                           $ (3,034)  $  1,108
                                                            =========  =========


See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)

                                                       FOR THE NINE MONTHS ENDED
                                                                 MARCH 31,
                                                            --------------------
                                                              2010       2009
                                                            ---------  ---------
Cash Flows from Operating Activities:
 Net (loss) income                                          $( 3,042)  $  1,060
 Adjustments to reconcile net (loss) income to
  net cash used in operating activities:
    Minority interest in income of partnerships                 -            11
    Depreciation and amortization                              1,094      1,297
    Provision for bad debts                                      659      1,063
    Abandoned patents written off                                182       -
    Discount on note receivable                                  350       -
    Gain on sale of consolidated subsidiary                     -       ( 1,448)
    Compensatory element of stock issuances                       99       -
    (Increase) decrease in operating assets, net:
       Accounts, management fee and medical receivable(s)     (  105)   ( 1,093)
       Notes receivable                                          160        385
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                       464    (   522)
       Inventories                                               241    (   537)
       Prepaid expenses and other current assets                 206        402
       Other assets                                          (     1)    (   17)
       Advances and notes to related medical practices           124        151
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                      (   239)   (   284)
       Other current liabilities                                 212        192
       Customer advances                                     ( 3,149)   ( 5,551)
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                     1,021    (   641)
       Other liabilities                                          41    (   178)
       Due to related medical practices                      (    11)   (     2)
                                                            ---------  ---------
Net cash used in operating activities                        ( 1,694)   ( 5,712)
                                                            ---------  ---------


See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)

                                                       FOR THE NINE MONTHS ENDED
                                                                 MARCH 31,
                                                            --------------------
                                                              2010       2009
                                                            ---------  ---------
Cash Flows from Investing Activities:
  Sales of marketable securities                                -         1,098
  Purchases of property and equipment                        (    18)   (    20)
  Costs of capitalized software development                  (   281)   (   392)
  Cost of patents                                            (   171)   (   192)
  Proceeds from note receivable                                1,581      2,000
  Proceeds from cash surrender value of life insurance          -         1,345

  Proceeds from sale of consolidated subsidiary                 -         2,293
                                                            ---------  ---------
Net cash provided by investing activities                      1,111      6,132
                                                            ---------  ---------

Cash Flows from Financing Activities:
  Distributions to holders of minority interests                -       (    23)
  Repayment of borrowings and capital
    lease obligations                                        (   147)   (   243)
  Repayment of notes receivable from employee
    stockholders                                                  74        125
                                                            ---------  ---------
Net cash used in financing activities                        (    73)   (   141)
                                                            ---------  ---------

Net (Decrease) Increase in Cash and Cash Equivalents         (   656)       279

Cash and Cash Equivalents - Beginning of Period                1,226      1,326
                                                            ---------  ---------
Cash and Cash Equivalents - End of Period                   $    570   $  1,605
                                                            =========  =========


See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on October 5, 2009 and as amended on Form 10-K/A on November 10, 2009 for the fiscal year ended June 30, 2009.

Liquidity and Going Concern
---------------------------

At March 31, 2010, the Company had a working capital deficit of approximately $10.8 million and a stockholders' deficiency of approximately $5.8 million. For the nine months ended March 31, 2010, the Company incurred a net loss of approximately $3.0 million, which included non-cash charges of approximately $2.4 million. The Company has funded its cash flow deficit for the nine months ended March 31, 2010 through cash provided by operations and 1.6 million of proceeds from the collection of principal on a note receivable.

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

In January  2010,  the Company  was  required to  implement a  substantial  cost
reduction,   which  consisted  in  a  reduction  in  personnel  and  significant reductions in the remaining employee's compensation and other costs.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES (Continued)

Liquidity and Going Concern (Continued)
---------------------------

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

Earnings (Loss) Per Share
-------------------------

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with ASC topic 260-10, "Participating Securities and the Two-Class method", the Company's participating convertible securities, which include Class B common stock and Class C common stock, are not included in the computation of basic EPS for the nine months and three months ended March 31, 2010, because the participating securities do not have a contractual obligation to share in the losses of the Company. For the nine months and three months ended March 31, 2009, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of certain options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation was approximately 224,000 because they were antidilutive as a result of net losses for the three and nine months ended March 31, 2010. For the three and nine months ended March 31, 2009, the number of common shares potentially issuable upon the exercise of certain options of 138,000 have not been included in the computation of diluted EPS since the effect would be antidilutive.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share (Continued)
-------------------------

                                 Three months ended     Three months ended
                                   March 31, 2010          March 31, 2009
                                 ------------------  --------------------------
                                     (000's omitted, except per share data)
                                                                        Class C
                                                               Common   Common
                                                      Total    Stock    Stock
Basic                                                -------  -------  --------
-----
Numerator:
     Net (loss) income available
       to common stockholders         $(   8)         $  686   $  672   $   14
                                      =======         =======  =======  =======
Denominator:
     Weighted average shares
         outstanding                   4,930                    4,904      383
                                      =======                  =======  =======
Basic (loss) income per common share  $(0.00)                  $  0.14  $ 0.04
                                      =======                  =======  =======

Diluted
-------
Denominator:
    Weighted average shares
      outstanding                      4,930           4,904     4,904      383
    Stock options                       -               -         -        -
    Warrants                            -               -         -        -
    Convertible Class C Stock                             128      128     -
                                      -------         -------  -------  -------

  Total Denominator for diluted
     earnings per share                4,930           5,032    5,032      383
                                      =======         =======  =======  =======

Diluted (loss) income per
     common share                     $(0.00)                   $0.13    $0.04
                                      =======                  =======  =======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share (Continued)
-------------------------
                                 Nine months ended      Nine months ended
                                   March 31, 2010          March 31, 2009
                                 ------------------  --------------------------
                                     (000's omitted, except per share data)
                                                                        Class C
                                                               Common    Common
                                                      Total    Stock    Stock
Basic                                                -------  -------  --------
-----
Numerator:
     Net (loss) income available
       to common stockholders         $(3,042)        $  997   $  977   $   20
                                      =======         =======  =======  =======
Denominator:
     Weighted average shares
         outstanding                   4,918                    4,904      383
                                      =======                  =======  =======
Basic (loss) income per common share  $(0.62)                  $  0.20  $ 0.05
                                      =======                  =======  =======

Diluted
-------
Denominator:
    Weighted average shares
      outstanding                      4,918           4,904     4,904      383
    Stock options                       -               -         -        -
    Warrants                            -               -         -        -
    Convertible Class C Stock                             128      128     -
                                      -------         -------  -------  -------

  Total Denominator for diluted
     earnings per share                4,918           5,032    5,032      383
                                      =======         =======  =======  =======

Diluted (loss) income per
     common share                     $(0.62)                   $0.19    $0.05
                                      =======                  =======  =======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (UNAUDITED)

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (UNAUDITED)


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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (UNAUDITED)


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

The Company adopted a new accounting standard included in ASC 855, "Subsequent Events", which requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For non-recognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made.

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

                       FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2010
                                  (UNAUDITED)


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

                       FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2010
                                  (UNAUDITED)


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

In January 2010, the FASB issued Accounting Standards Update No. 2010-6, Improving Disclosures about Fair Value Measurements. The Update provides amendments to FASB ASC 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for the Company in 2010 and the disclosures related to Level 3 fair value measurements are effective for the Company in 2011. The Update requires new disclosures only, and will have no impact on the Company's condensed consolidated financial position, results of operations, or cash flow.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the current year
presentation.   The  reclassifcations  did  not  have  any  effect  on  reported consolidated net losses for any periods presented.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (UNAUDITED)


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE

Medical Receivables
-------------------

The Company was assigned medical receivables valued at $11,775,000, in connection with the satisfaction of the management fees and termination fees related to a Termination and Replacement Agreement dated May 23, 2005. The balance of the net medical receivables as of March 31, 2010 and June 30, 2009 was $127,000 and $374,000, respectively. As of March 31, 2010 and June 30, 2009, the allowance for doubtful accounts totaled $1,537,500 and $1,343,500, respectively, on these receivables.


Accounts Receivable and Management Fee Receivable
-------------------------------------------------

Receivables, net is comprised of the following at March 31, 2010:
                                    (000's Omitted)
                                   Gross        Allowance for
                                   Receivable   doubtful accounts      Net
                                   ----------   -----------------   ----------
Receivables from equipment
sales and service contracts         $  8,076        $  2,345         $  5,731
                                   ==========   =================   ==========


Receivables from equipment
sales and service contracts-
related parties                     $     59        $   -            $     59
                                   ==========   =================   ==========

Management fee receivables          $  8,385        $  5,433         $  2,952
                                   ==========   =================   ==========

Management fee receivables from
related medical practices ("PC's")  $  2,944        $  1,130         $  1,814
                                   ==========   =================   ==========


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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (UNAUDITED)


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE (Continued)

Collection by the Company of its management fee receivables may be impaired by the uncollectibility of the PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 44% and 48% of the PC's net revenues for the nine months ended March 31, 2010 and 2009, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 11.3% and 7.4% of the consolidated net revenues for the nine months ended March 31, 2010 and 2009, respectively.

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


NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

                               (000's omitted)

                                           March 31,         June 30,
                                             2010              2009
                                        ------------        ---------
 Purchased parts, components
        and supplies                       $ 1,785           $ 2,065
     Work-in-process                         1,146             1,107
                                           -------           -------
                                           $ 2,931           $ 3,172
                                           =======           =======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (UNAUDITED)


NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES


         1) Information relating to uncompleted contracts as of March 31, 2010 is as follows:
                                       (000's omitted)

         Costs incurred on uncompleted
           Contracts                      $ 8,763
         Estimated earnings                 5,357
                                         --------
                                           14,120
         Less: Billings to date            16,155
                                         --------
                                         $(2,035)
                                         ========

Included in the accompanying condensed consolidated balance sheet at March 31, 2010 under the following captions:

      Costs and estimated earnings in excess of
        billings on uncompleted contracts              $ 1,012
Less: Billings in excess of costs and estimated
        earnings on uncompleted contracts                3,047
                                                       --------
                                                       $(2,035)
                                                       ========


2)  Customer advances consist of the following as of March 31, 2010:

                                                   Related
                                        Total      Party       Other
                                       --------    --------  -------
Total Advances                         $ 22,244    $   --    $ 22,244
Less: Advances
       on contracts under construction   16,155        --      16,155
                                       --------     -------- --------
                                       $  6,089    $   --   $   6,089
                                       ========     ========  =======


NOTE 6 - STOCKHOLDERS DEFICIENCY

Common Stock

During the nine months ended March 31, 2010:

a) The Company issued 67,932 shares of common stock to employees as compensation valued at $99,270 under a stock bonus plan.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (UNAUDITED)


NOTE 7 - OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

                                 (000's omitted)

                                         March 31,                 June 30,
                                           2010                     2009
                                         ---------                ---------
      Royalties (see Note 8)             $    -                   $    623
      Accrued salaries, commissions
         and payroll taxes                     686                     882
      Accrued interest                         945                     901
      Litigation accruals                      193                     193
      Sales tax payable                      2,564                   2,434
      Legal and other professional fees        689                     675
      Accounting fees                          385                     480
      Insurance premiums                        73                      30
      Penalty - Sales tax                      682                     682
      Penalty  - 401k plan  (see Note 11)      250                     250
      Purchase scanners                        365                     440
      Other                                    863                     870
                                         ---------                ---------
                                         $   7,695                $   8,460
                                         =========                =========


NOTE 8 - ROYALTY SETTLEMENT

The Company had a license agreement, which required the Company to pay a royalty on the Company's future sales of certain MRI imaging apparatus. The licensor claimed that the Company breached its contract and was owed certain amounts under this agreement. During September 2009, the Company entered into an understanding regarding this matter with the licensor. On February 12, 2010, the Company signed a settlement agreement and release with this licensor in which the Company will pay principal and interest of $711,448. The Company has agreed to pay this amount plus 5% interest over a term beginning February 2010 to September 2014. The first payment in February 2010 was in the amount of $15,000 and then beginning in March 2010 the monthly payment amount is $12,150 with a final payment of $5,091 payable September 2014.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (UNAUDITED)


NOTE 9 - SALE OF CONSOLIDATED SUBSIDIARY

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

The following is the calculation of the gain on sale of the 92.3% interest in a consolidated subsidiary:

                                 (000's omitted)
      Selling Price - Net cash paid:                 $ 2,307

      Assets and liabilities sold:
            Cash                       $    14
            Management fee
                receivable -net            917
            Property and
                 equipment - net             1
            Other assets                    34
            Accounts payable           (    16)
            Minority interest          (    91)
                                       --------
      Subtotal                                           859
                                                     --------
      Gain on sale of consolidated subsidiary         $1,448
                                                     ========


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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (UNAUDITED)


NOTE 10 - SEGMENT AND RELATED INFORMATION (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                (000's omitted)

                                                       Management
                                                       of Diagnostic
                                            Medical    Imaging
                                            Equipment  Centers        Totals
                                            ---------  -------------  -------
For the three months ended March 31, 2010:

Net revenues from external customers        $  4,788   $   2,726      $ 7,514
Inter-segment net revenues                  $    232   $    -         $   232
Income (Loss) from operations               $    400   $   ( 375)     $    25
Depreciation and amortization               $    224   $     138      $   362
Capital expenditures                        $     89   $       8      $    97


For the three months ended March 31, 2009:

Net revenues from external customers        $  8,778   $   2,478      $11,256
Inter-segment net revenues                  $    245   $     -        $   245
Income (Loss) from operations               $    816   $    ( 54)     $   762
Depreciation and amortization               $    262   $     168      $   430
Capital expenditures                        $    190   $      12      $   202

                                (000's omitted)
                                                       Management
                                                       of Diagnostic
                                            Medical    Imaging
                                            Equipment  Centers        Totals
                                            ---------  -------------  ---------
For the nine months ended March 31, 2010:

Net revenues from external customers        $ 15,392   $   7,825      $ 23,217
Inter-segment net revenues                  $    697   $    -         $    697
Loss from operations                        $ (1,258)  $  (1,406)     $ (2,664)
Depreciation and amortization               $    682   $     412      $  1,094
Capital expenditures                        $    454   $      16      $    470
Identifiable assets                         $ 16,078   $   7,149      $  23,227

For the nine months ended March 31, 2009:

Net revenues from external customers        $ 21,632   $   7,699      $  29,331
Inter-segment net revenues                  $    762   $    -         $     762
Income (Loss) from operations               $    207   $    (593)     $     386)
Depreciation and amortization               $    793   $     504      $   1,297
Capital expenditures                        $    588   $      16      $     604
Identifiable assets - June 30, 2009         $ 17,302   $  11,057      $  28,359

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (UNAUDITED)


NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended March 31, 2010 and March 31, 2009, the Company paid $131,000 and $278,000 for interest, respectively.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

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


NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

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

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of March 31, 2010, the Company has recorded tax obligations of approximately $2,111,000 plus interest and penalties of approximately $1,508,000. The Company is in the process of determining the regulatory requirements in order to become compliant.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (UNAUDITED)


NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

Other Matters (Continued)
------------------------

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Act of 2010. This health reform legislation requires employers to provide employees with insurance coverage that meets minimum eligibility and coverage requirements or face penalties. The legislation also includes provisions that will impact the number of individuals with insurance coverage, the types of coverage and level of health benefits that will required and the amount of payment providers performing health care service will receive. The legislation imposes implementation effective dates beginning in 2010 and extending through 2020. Many of the changes require additional guidance from government agencies or federal regulations. Therefore, it is difficult to determine at this time what impact the health reform legislation will have on the Company or its customers. The proposed changes in the Medicare and Medicaid programs, could reduce our sales and have a material adverse effect on our business, financial condition and results of operations. In addition, the health reform legislation provides for an excise tax on United States sales of Class I, Class II and Class III medical devices (which include our scanners) beginning in 2013, which could also have a material adverse effect on the Company.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2010
                                   (UNAUDITED)


NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

NASDAQ Continued Listing
------------------------

The Company's stockholder's deficiency was $10.8 million as of March 31, 2010 and $2.9 million as of June 30, 2009. As a result of the Company's failure to meet the minimum stockholders equity requirement of $2.5 million, NASDAQ issued a notice of non-compliance but granted the Company an extension to October 5, 2009 to evidence compliance with the minimum stockholders' equity requirement or minimum net income requirement for continued listing on the NASDAQ Capital Market. Following the filing of the Company's Form 10-K for the year ended June 30, 2009, the Company had still not met the minimum stockholders' net equity requirement, but had achieved compliance with the alternative minimum net income requirement of $500,000, showing a net income of $1.1 million.

NOTE 13 - LICENSE FEES AND ROYALTIES

In July 2000, the Company entered into a non-exclusive sales representative agreement with an unrelated third party. The agreement requires the third party to sell at least two Fonar MRI scanners or if it does not, pay an amount equal to the Company's gross margin on the unsold MRI scanners. The Company received the gross margin payment on one scanner of $585,493 in November 2008 and applied a previously received deposit for two other gross margin payments for a total of $1,755,493 which was included in revenue for the year ended June 30, 2009. The Company received the last gross margin payment of $585,493 in July 2009, which has been included in revenue for the nine months ended March 31, 2010. As of April 2009, this agreement has expired.

NOTE 14 - NOTES RECEIVABLE

On October 27, 2009, the Company entered into an agreement with Mountain Crest Ventures LLC to assign the promissory note from Health Plus for the Asset Purchase Agreement. The Company received $1,580,862, which represented the remaining principal balance less a discount of $350,000. Mountain Crest Ventures LLC retains all rights under the original promissory note to collect all remaining payments due. The Company recorded the $350,000 loss in the financial statements for the nine months ended March 31, 2010.

NOTE 15 - INCOME TAXES

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

                       FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2010
                                  (UNAUDITED)


NOTE 15 - INCOME TAXES (Continued)

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

The adoption of the provisions of ASC topic 740 did not have a material impact on the Company's consolidated financial position and results of operations. Upon the adoption and as of March 31, 2010, no liability for unrecognized tax benefits was required to be recorded. The Company does not expect its unrecognized tax benefit position to change during the next 12 months.

The Company recognized a deferred tax asset of $836,542 and a deferred tax liability of $836,542 as of March 31, 2010, primarily relating to net operating loss carryforwards of approximately $169,682,000 available to offset future taxable income through 2029. The net operating losses begin to expire in 2012 for federal tax purposes and in 2012 for state income tax purposes.

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

                       FONAR CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the nine month period ended March 31, 2010, we reported a net loss of $3.0 million on revenues of $23.2 million as compared to net income of $1.1 million on revenues of $29.3 million for the nine month period ended March 31, 2009. We recognized an operating loss of $2.7 million for the nine month period ended March 31, 2010 compared to an operating loss of $386,000 for the nine month period ended March 31, 2009. The principal reason for the smaller net loss in the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2010 was that during the first quarter of fiscal 2009, we recognized a gain of $1.4 million on the sale of a consolidated entity. Another reason is that we had $1.8 million in license fees and royalties in the first nine months of fiscal 2009 as compared to $585,000 in license fees and royalties in the first nine months of fiscal 2010. The license fees were paid pursuant to an agreement which expired during April 2009.

For the three month period ended March 31, 2010, we reported net loss of $8,000 on revenues of $7.5 million as compared to net income of $730,000 on revenues of $11.3 million for the three month period ended March 31, 2009.

Overall, our revenues decreased 20.8% from $29.3 million for the first nine months of fiscal 2009 to $23.2 million for the first nine months of fiscal 2010. Revenues from service and repair fees increased 5.4%, from $7.9 million for the first nine months of fiscal 2009 to $8.3 million for the first nine months of fiscal 2010, but product sales declined 45.9%, from $12.0 million for the first nine months of 2009 to $6.5 million for the first nine months of fiscal 2010.

Due to the decrease in our revenues our operating loss for the nine months ended March 31, 2010 increased as compared to the nine months ended March 31, 2009 (a $2.7 million operating loss for the first nine months of fiscal 2010 as compared to a $386,000 operating loss for the first nine months of fiscal 2009). The increase in the operating loss was principally due to the decrease in revenues of 20.8%, while costs and expenses in the aggregate declined only 12.9%, from $29.7 million in the first nine months of fiscal 2009 to $25.9 million in the first nine months of fiscal 2010.

In order to reduce our operating losses and demands on our cash and other liquid reserves, we continued to pursue our program of cost cutting during January 2010 through further reductions in the size of our workforce and significant reductions in compensation paid to our continuing employees. These measures supplemented our previous reductions in the size of our workforce, compensation and benefits, as well as across the board reduction of expenses. These cost reductions are intended to enable us to withstand periods of lower volumes of MRI scanner sales, such as we have experienced in fiscal 2009 and 2010, by keeping expenditures at levels which, if necessary, can be supported by service revenues and HMCA revenues.

Forward Looking Statements

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of Management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Additionally, health care policy changes, including the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 may have a material adverse effect on our operations or financial results. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statement included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Results of Operations

We operate in two industry  segments:  the  manufacture and servicing of medical
(MRI) equipment, our traditional business which is conducted directly by Fonar, and diagnostic facilities management services, which is conducted through Fonar's wholly-owned subsidiary, Health Management Corporation of America, which we also refer to as HMCA.

Trends in the third quarter of fiscal 2010 include a decrease in product sales revenues and an increase in service and repair fees, an increase in management fees, as well a decrease in our total costs and expenses, in particular in our costs related to product sales. We will continue to focus on our marketing efforts to improve sales performance and increase patient volume at the MRI facilities managed by HMCA in fiscal 2010. In addition, we will monitor our cost cutting program and will continue to reduce costs as necessary.

For the three month period ended March 31, 2010, as compared to the three month period ended March 31, 2009, overall revenues from MRI product sales decreased 68.2% ($2.0 million compared to $6.2 million).

For the nine month period ended March 31, 2010, as compared to the nine month period ended March 31, 2009, overall revenues from MRI product sales decreased 45.9% ($6.5 million compared to $12.0 million).

Service revenues for the three month period ended March 31, 2010 as compared to the three month period ended March 31, 2009 increased 8.0% ($2.8 million compared to $2.6 million). Unrelated party service and repair fees increased 8.2% ($2.8 million compared to $2.6 million) and related party service and repair fees remained constant at $55,000. We anticipate that there will be increases in service revenues as warranties on installed scanners expire over time.

Service revenues for the nine month period ended March 31, 2010, as compared to the nine month period ended March 31, 2009 increased by 5.4% ($8.3 million compared to $7.9 million). Unrelated party service and repair fees increased by 5.5% ($8.2 million compared to $7.7 million) and related party service and repair fees remained constant at $165,000.

There were approximately $3.5 million in foreign revenues for the first nine months of fiscal 2010 as compared to approximately $3.4 million in foreign revenues for the first nine months of fiscal 2009, representing an increase in foreign revenues of 2.9%.

Overall, for the first nine months of fiscal 2010, revenues for the medical equipment segment decreased by 28.8% to $15.4 million from $21.6 million for the first nine months of fiscal 2009. The revenues generated by HMCA increased, by 1.6%, to $7.8 million for the first nine months of fiscal 2010 as compared to $7.7 million for the first nine months of fiscal 2009.

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

Costs related to product sales decreased by 59.3% from $3.3 million in the third quarter of fiscal 2009 to $1.4 million in the third quarter of 2010, reflecting a decrease in product sales revenues and lower cost basis for parts and components.

Costs related to product sales decreased by 30.3% from $7.6 million in the first nine months of fiscal 2009 to $5.3 million in the first nine months of 2010, reflecting the corresponding decrease in product sales revenues as well as our lower cost basis for parts and components.

Costs related to providing service for the third quarter decreased by 41.7% from $990,000 in the third quarter of fiscal 2009 to $577,000 in fiscal 2010, notwithstanding an increase in service revenues of 8.0%, from $2.6 million in the third quarter of fiscal 2009 to $2.8 million in the third quarter of fiscal 2010. We believe that an important factor in keeping service costs down is our ability to monitor the performance of customers' scanners from our facilities in Melville, New York, on a daily basis and to detect and repair any irregularities before more serious problems result.

Costs related to providing service decreased by 17.5% from $3.0 million in the first nine months of fiscal 2009 to $2.5 million in fiscal 2010, while revenues from service increased 5.4% from $7.9 million in fiscal 2009 to $8.3 million in fiscal 2010.

Overall, the operating results for our medical equipment segment, HMCA, reflected an operating loss of $1.3 million for the first nine months of fiscal 2010 as compared to an operating income of $207,000 for the first nine months of fiscal 2009.

HMCA revenues increased in the third quarter of fiscal 2010 by 10.0% to $2.7 million from $2.5 million for the third quarter of fiscal 2009, primarily due to increased revenues from our Florida locations. HMCA revenues for the first nine months of fiscal 2010, increased slightly by 1.6% from $7.7 million in the first nine months of fiscal 2009 to $7.8 million in the first nine months of fiscal 2010. We now manage ten sites, nine of which are equipped with FONAR UPRIGHT(R) MRI scanners. HMCA experienced an operating loss of $1.4 million for the first nine months of fiscal 2010 compared to operating loss of $593,000 for the first nine months of fiscal 2009. The greater operating loss was due primarily to an increase in the marketing personnel for the sites managed by HMCA and an increase in selling, general and administrative expenses.

HMCA cost of revenues for the first nine months of fiscal 2009 as compared to the first nine months of fiscal 2010 increased by 15.7% from $5.4 million to $6.2 million. HMCA cost of revenues increased to $2.0 million for the third quarter of fiscal 2010 as compared to $1.7 million for the third quarter of fiscal 2009. The increase in HMCA's cost of revenues was primarily the result of the increased expenditures we have been making to improve HMCA revenues by our marketing efforts, which focus on the unique capability of our Upright(R) MRI Scanners to scan patients in different positions.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Act of 2010. This health reform legislation requires employers to provide employees with insurance coverage that meets minimum eligibility and coverage requirements or face penalties. The legislation also includes provisions that will impact the number of individuals with insurance coverage, the types of coverage and level of health benefits that will be required and the amount of payment providers performing health care services will receive. The legislation imposes implementation effective dates beginning in 2010 and extending through 2020. Many of the changes require additional guidance from government agencies or federal regulations. Therefore, it is difficult to determine at this time what impact the health reform legislation will have on the Company or its customers. The proposed changes in the Medicare and Medicaid programs, could reduce our sales and have a material adverse effect on our business, financial condition and results of operations. In addition, the health reform legislation provides for an excise tax on United States sales of Class I, Class II and Class III medical devices (which include our scanners) beginning in 2013, which could also have a material adverse effect on the Company.

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

The decrease in our consolidated net revenues of 33.2% from $11.3 million in the third quarter of fiscal 2009 to $7.5 million in the third quarter of fiscal 2010, was offset in part by a decrease of 28.6% in total costs and expenses from $10.5 million in the third quarter of fiscal 2009 compared to $7.5 million in the third quarter of fiscal 2010. As a result, our income from operations changed from $762,000 in the third quarter of fiscal 2009 to $25,000 in the third quarter of fiscal 2010.

For the first nine months of fiscal 2010 the consolidated revenues decreased by 20.8% to $23.2 million from $29.3 million for the first nine months of fiscal 2009 while the total costs and expenses decreased by only 12.9% to $25.9 million for the first nine months of fiscal 2010 from $29.7 million for the first nine months of fiscal 2009. Our operating loss increased from $386,000 in the first nine months of fiscal 2009 to $2.7 million in the first nine months of fiscal 2010.

Selling, general and administrative expenses decreased by 9.2% to $9.0 million in the first nine months of fiscal 2010 from $10.0 million in the first nine months of fiscal 2009. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, was $99,000 for the first nine months of fiscal 2010 as compared to $0 for the first nine months of fiscal 2009.

Research and development expenses decreased by 19.5% to $2.2 million for the first nine months of fiscal 2010 as compared to $2.7 million for the first nine months of fiscal 2009.

Interest expense in the first nine months of fiscal 2010 increased to $275,000 compared to $193,000 for the first nine months of fiscal 2009.

Inventories decreased by 7.6% to $2.9 million at March 31, 2010 as compared to $3.2 million at June 30, 2009 representing the use of raw materials and components in our inventory to fill orders.

Management fee and medical receivables decreased by 16.3% to $4.9 million at March 31, 2010 from $5.8 million at June 30, 2009, primarily due to improved collections on the Company's management fee and medical receivables.

The overall trends reflected in the results of operations for the first nine months of fiscal 2010 are an increase in revenues from service and repair fees, as compared to the first nine months of fiscal 2009 ($8.3 million for the first nine months of fiscal 2010 as compared to $7.9 million for the first nine months of fiscal 2009), and a decrease in MRI equipment segment revenues both absolutely ($15.4 million as compared to $21.6 million) and relative to HMCA revenues ($15.4 million or 66.3% from the MRI equipment segment as compared to $7.8 million or 33.7% from HMCA, for the first nine months of fiscal 2010, as compared to $21.6 million or 73.8% from the MRI equipment segment and $7.7 million or 26.2%, from HMCA, for the first nine months of fiscal 2009). Unrelated party sales constituted 100% of our medical equipment product sales for both the first nine months of fiscal 2010 and of fiscal 2009.

We are committed to improving the operating results we experienced in the first nine months in fiscal 2010. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, including the availability of credit, payor reimbursement rates and policies, and unexpected expenditures or the timing of such expenditures, make it impossible to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Company's operating results.

Our FONAR  UPRIGHT(R)  MRI, and  Fonar-360(TM)  MRI scanners,  together with our
works-in-progress,   are  intended  to  significantly  improve  our  competitive position.

Our FONAR UPRIGHT(R) MRI scanner, which operates at 6000 gauss (.6 Tesla) field strength, allows patients to be scanned while standing, sitting, reclining and in multiple flexion and extension positions. It is common in visualizing the spine that abnormalities are visualized in some positions and not others. This enables surgical corrections that heretofore would be unaddressable for lack of visualizing the symptom causing the pathology. A floor-recessed elevator brings the patient to the height appropriate for the targeted image region. A custom-built adjustable bed will allow patients to sit or lie on their backs, sides or stomachs at any angle. Full-range-of- motion studies of the joints in virtually any direction are possible and another promising feature for sports injuries.

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

The UPRIGHT(R) MRI has also demonstrated its value for patients suffering from scoliosis. Scoliosis patients have been typically subjected to routine x- ray exams for years and must be imaged upright for an adequate evaluation of their scoliosis. Because the patient must be standing for the exam, an x-ray machine has been the only modality that could provide that service. The UPRIGHT(R) MRI is the only MRI scanner which allows the patient to stand during the MRI exam. Fonar has developed a new RF receiver and scanning protocol that for the first time allows scoliosis patients to obtain diagnostic pictures of their spines without the risks of x-rays. A recent study by the National 'Cancer Institute
(2000) of 5,466 women with scoliosis reported a 70% increase in breast cancer resulting from 24.7 chest x-rays these patients received on the average in the course of their scoliosis treatment. The UPRIGHT(R) MRI examination of scoliosis enables the needed imaging evaluation of the degree of spine scoliosis without exposing the patient to the risk of breast cancer from x-radiation. Currently scoliosis affects more than 3,000,000 American women.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities decreased from $1.2 million at June 30, 2009 to $602,000 at March 31, 2010. Marketable securities approximated $32,000 as of March 31, 2010, as compared to $23,000 at June 30, 2009.

Cash used in operating activities for the first nine months of fiscal 2010 was $1.7 million. Cash used in operating activities was attributable to a decrease of inventories of $241,000, an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $1.0 million and a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $464,000, an increase in other current liabilities of $212,000, offset by a decrease in customer advances of $3.0 million and the net loss of $3.0 million.

Cash provided by investing activities for the first nine months of fiscal 2010 was $1.1 million. The principal source of cash from investing activities during the first nine months of fiscal 2010 consisted mainly of proceeds from a note receivable of $1.6 million offset by capitalized software and patent costs of $452,000.

Cash used in financing activities for the first nine months of fiscal 2010 was $73,000. The principal uses of cash in financing activities during the first nine months of fiscal 2010 consisted of repayment of principal on long-term debt and capital lease obligations of $147,000, offset by repayment of notes receivable from employee stockholders of $74,000.

The Company's contractual obligations and the periods in which they are scheduled to become due are set forth in the following table:

                                (000's OMITTED)

                                Due in
                                less          Due         Due         Due
Contractual                     Than 1        in 2-3      in 4-5      after 5
Obligation          Total       year          years       years       years
--------------    ---------    ---------    ---------    --------    ---------

Long-term debt    $  1,586     $    373     $    361     $   328     $    524

Capital lease
 Obligations           232          131          101        -            -

Operating
   Leases           10,253        1,954        3,945       3,025        1,329

Stipulation
Agreements             536          412          112          12         -
                  ---------    ---------    ---------    --------    ---------
-
Total cash
Obligations       $ 12,607     $  2,870     $  4,519     $ 3,365     $  1,853
                  =========    =========    =========    ========    =========

Total liabilities decreased by 7.3% to $29.0 million at March 31, 2010 from $31.3 million at June 30, 2009. We experienced an increase in long-term debt and capital leases from $759,000 at June 30, 2009 to $1.2 million at March 31, 2010 and a decrease in accounts payable from $3.7 million at June 30, 2009 to $3.5 million at March 31, 2010, along with an increase in billings in excess of costs and estimated earnings on uncompleted contracts from $2.0 million at June 30, 2009 to $3.0 million at March 31, 2010, and a decrease in customer advances from $9.2 million at June 30, 2009 to $6.1 million at March 31, 2010. Unearned revenue on service contracts increased from $5.5 million at June 30, 2009 to $5.8 million at March 31, 2010.

As of March 31, 2010, the total of $7.7 million in other current liabilities included primarily accrued salaries and payroll taxes of $686,000, accrued interest of $945,000 and sales taxes of $2.6 million.

Our working capital deficit remained constant at $10.8 million at March 31, 2010 and June 30, 2009. This resulted from a decrease in current assets ($18.3 million at June 30, 2009 as compared to $15.7 million at March 31, 2010) particularly a decrease in the current portion of notes receivable of $432,000 ($518,000 at June 30, 2009 as compared to $86,000 at March 31, 2010), and a decrease in management fee receivable of $704,000 ($5.5 million at June 30, 2009 as compared to $4.8 million at March 31, 2010) along with a decrease in current liabilities ($29.1 million at June 30, 2009 as compared to $26.5 million at March 31, 2010) resulting primarily from a decrease of approximately $179,000 in the current portion of accounts payable ($3.5 million at June 30, 2009 as compared to $3.3 million at March 31, 2010) and a decrease of $3.1 million in customer advances ($9.2 million at June 30, 2009 as compared to $6.1 million at March 31, 2010).

Fonar has not committed to making any significant capital expenditures in the 2010 fiscal year.

Our business plan calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment and upgrades at competitive prices. Also critical to our business plan are improvement and expansion the MRI facilities managed by our subsidiary HMCA.

The Company continues to focus its efforts on increased marketing campaigns to strengthen the demand for its products and services. Management anticipates that its capital resources will improve if Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales and demand for Upright scanning at the facilities HMCA manages. Current economic credit conditions have contributed to a slowing business environment. Given such liquidity and credit constraints in the markets, the business has and may continue to suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available, whether the terms or conditions would be acceptable to the Company. In such case, the further reduction in operating expenses as well as possible sale of other operating subsidiaries might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company.

At March 31, 2010, the Company had a working capital deficiency of approximately $10.8 million and a stockholders' deficiency of approximately $5.8 million. For the nine months ended March 31, 2010, the Company incurred a net loss of approximately $3.0 million, which included non-cash charges of approximately $2.4 million. The Company has funded its cash flow deficit for the nine months ended March 31, 2010 through cash used in operations.

On October 27, 2009, in order to improve our liquidity the Company entered into an agreement with Mountain Crest Ventures LLC to assign the promissory note issued by Health Plus Management Services, LLC in connection with a Asset Purchase Agreement which closed in July, 2005. The Company received $1,580,862, which represented the remaining principal balance less a discount of $350,000. Mountain Crest Ventures LLC retains all rights under the original promissory note to collect all remaining payments due. The Company recorded the $350,000 discount in the financial statements for the nine months ended March 31, 2010.

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

The accompanying financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and assume that the Company will continue as a going concern. The Company still suffers recurring losses from operations, continues to generate negative cash flows from operating activities and had negative working capital at March 31, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls, during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings: There were no material changes in litigation for the first nine months of fiscal 2010.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Submission of Matters to a Vote of Security Holders: None

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:  Exhibits
                                   Exhibit 31.1 Certification See Exhibits
                                   Exhibit 32.1 Certification See Exhibits
                                   Report on Form 8-K containing the Company's
                                   Earnings Report for the first quarter of
                                          fiscal 2010.
                                   See Report on Form 8-K dated February 22,
                                          2010,
                                   Commission File No. 000-10248

                       FONAR CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FONAR CORPORATION
                                           (Registrant)

                                           By:  /s/ Raymond V. Damadian
                                                  Raymond V. Damadian
                                                  President & Chairman
Dated:      May 21, 2010