Form 10-K
period 2010-06-30
FONAR CORP
filed 2010-10-13
CIK 355019

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                             _____________________

                                    FORM 10-K
                             _____________________

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES  EXCHANGE ACT OF 1934 [Fee Required]
         For the fiscal year ended June 30, 2010

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES AND EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___ No ___

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K, {section}229.405 of this Chapter, is not contained, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to the Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ____ Accelerated filer ____ Non-accelerated filer ____ Smaller reporting company _X_

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

The aggregate market value of the shares of Common Stock held by non-affiliates as of December 31, 2009 based on the closing price of $1.57 per share on such date as reported on the NASDAQ System, was approximately $7.5 million. The other outstanding classes do not have a readily determinable market value.

As of September 30, 2010, 5,100,815 shares of Common Stock, 158 shares of Class B Common Stock, 382,513 shares of Class C Common Stock and 313,451 shares of Class A Non-voting Preferred Stock of the registrant were outstanding.

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

Fonar's iron frame technology made Fonar the originator of "open" MRI scanners. We introduced the first "open" MRI in 1980. Since that time we have concentrated on further application of our "open" MRI, introducing most recently the Upright(R) Multi-positional(R) MRI scanner (also referred to as the "Upright(R)" or "Stand-Up(R)" MRI scanner) and the Fonar 360(TM) MRI scanner.

The product we are now most vigorously promoting is our Upright(R) MRI. The Upright(R) MRI is unique in the industry in that it allows patients to be scanned in a fully weight-bearing condition, such as standing, sitting or bending in any position that causes symptoms. This means that an abnormality or injury, such as a slipped disk can be visualized where it may not be visualized with the patient lying down. We have introduced the name "Upright(R)" as an alternative to "Stand-UP(R)" because of the multiplicity of positions in which the patient may be scanned where the patient is not standing.

PHYSICIAN MANAGEMENT AND DIAGNOSTIC SERVICES SEGMENT

Health Management Corporation of America, which we sometimes refer to as "HMCA", was formed by Fonar in March 1997 as a wholly-owned subsidiary in order to enable us to expand into the business of providing comprehensive management services to medical providers. HMCA provides management services, administrative services, billing and collection services, office space, equipment, repair, maintenance service and clerical and other non-medical personnel to medical providers. Since July 28, 2005, following the sale of HMCA's physical therapy and rehabilitation business, HMCA has elected to provide its services solely to diagnostic imaging centers.

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

An important application of the Fonar Upright(R) technology is in the evaluation and diagnosis of patients with the Arnold-Chiari syndrome believed to affect from 200,000 to 500,000 Americans. In this syndrome brain stem compression and entrapment of the brain at the base of the skull in the foramen magnum, which is the circular bony opening at the base of the skull where the spinal cord exits the skull. Classic symptoms of the Chiari syndrome include the "drop attack", where the erect patient unexpectedly experiences an explosive rush or nervous discharge at the base of the brain which rushes down the body to the extremities, causing the patient to collapse in a transient neuromuscular paralysis which then subsides when the patient is in a horizontal position.

The Fonar Upright(R) MRI has demonstrated its key value on two patients with Chiari syndrome establishing that the conventional lie-down MRI scanners cannot make an adequate evaluation of their pathology since the patient's pathology is most visible and symptoms are most acute when the patient is upright. It is critical to have an image of the patient in an upright position so that the neurosurgeons can fully evaluate the extent of the brain stem compression which is occurring so they can choose the most appropriate surgical approach for the operative repair.

Another milestone in the sale and utilization of Fonar's Upright(R) technology was the sale in September, 2006 of an Upright(R) MRI scanner to the largest orthopedic hospital in the Netherlands, the St. Maartenskliniek. St. Maartenskliniek has over 300 in-patient beds and an extensive outpatient clinic program that diagnosis and treats 25,000 patients with orthopedic problems annually. In placing their order, St. Maartenskliniek announced from the point of view of their internationally recognized "Spine Center" that "once Fonar made available upright weight-bearing MRI imaging technology, owning one for the St. Maartenskliniek "Spine Center" was not optional but mandatory. For our hospital to continue to engage in spine surgery without it, once this new technology became available, was unacceptable. Once the means were available to make certain we were getting the complete picture of the patient's spine pathology before undertaking surgery, so that we could be certain we were not performing surgery based on a wrong diagnosis and running the risk of doing the wrong surgery, we did not regard the utilization of this new technology, from our patient's perspective as optional. It was mandatory."

We are vigorously promoting sales of the Upright(R) MRI which we regard as our most promising product. Revenues, however, recognized from the sale of Upright(R) MRI scanners decreased in fiscal 2010 by 52.7% over fiscal 2009 from approximately $16.6 million in fiscal 2009 to approximately $7.9 million in fiscal 2010 under present market conditions. The following chart shows the revenues attributable to our different model scanners for the fiscal years ended June 30, 2009 and June 30, 2010. Note that we recognize revenue on a percentage of completion basis. Accordingly, revenue is recognized as each sub-assembly of a scanner is manufactured. Consequently the revenues for a fiscal period do not necessarily relate to orders placed in that period.


     Model              Revenues Recognized
                      Fiscal 2009     Fiscal 2010
                      -----------     -----------
     Upright(R)       $16,617,352     $7,855,087
     Fonar 360(TM)    $         0     $        0
     Other            $   558,065     $1,201,220

"Other" revenue includes upgrades and deinstallations of scanners.

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

Of these 10 centers, 9 are equipped with Upright(R) MRI scanners. In the second half of fiscal 2010, HMCA intensified its marketing efforts, among other things, hiring additional marketers and supervisory personnel. Our objective is to increase HMCA's revenues not only for the sake of promoting HMCA's profitability but to provide sufficient revenues to support both segments of our business during times when MRI scanner sales are weak.

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

Full-range-of-motion studies of the joints in virtually any direction are possible, an especially promising feature for sports injuries. Full range of motion cines, or movies, of the lumbar spine will be achieved under full body weight.

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

The Upright(R) MRI and Fonar 360(TM) scanners share much of the same fundamental technology and offer the same speed, precision and image quality. Fonar's scanners initiated the new market segment of high-field open MRI. High-field open MRIs operate at significantly higher magnetic field strengths and, therefore, produce more of the MRI image-producing signal needed to make high-quality MRI images (measured by signal-to-noise ratios, S/N).

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

The predecessors of the Upright(R) MRI and Fonar 360(TM) were FONAR's QUAD(TM) scanner, Ultimate(TM) 7000 scanner and Beta(TM) scanner. The Beta(TM) 3000 scanner utilized a permanent magnet. The Beta(TM) 3000M scanner utilized an iron core electromagnet. All of our current and earlier model scanners create cross-sectional images of the human body.

During fiscal 2010, sales of our Upright(R) MRI scanners accounted for approximately 24.7% of our total revenues and 37.9% of our medical equipment revenues, as compared to 41.8% of total revenues and 56.4% of medical equipment revenues in fiscal 2009. These results reflect the decrease in our sales of scanners.

During fiscal 2010 and fiscal 2009, we had no revenues attributable to sales of our Fonar 360(TM) scanner.

Our principal selling, marketing and advertising efforts have been focused on the Upright(R) MRI, which we believe is a particularly unique product, being the only MRI scanner which is both open and allows for weight bearing imaging. Since we perceive that the Upright(R) MRI is successfully penetrating the market and enabled us to achieve profitability in fiscal 2009, we expect to continue our focus on the Upright(R) MRI in the immediate future, notwithstanding the losses incurred in fiscal 2010. We are optimistic that the Fonar 360(TM) and our other products and works in progress will also contribute to increased product sales.

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

Our internal sales force handles the domestic market. We continue to use independent manufacturer's representatives and distributors for foreign markets. None of Fonar's competitors are entitled to make the Fonar Upright(R) MRI scanner.

Fonar's Website includes interactive product information for reaching customers.

Fonar exhibited its new products at the annual meeting of the Radiological Society of North America ("RSNA") in Chicago from November 1995 through 2007 and will consider attending RSNA meetings in future years.

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

Fonar's success in targeting surgeons was most evident in the sale, in September 2006, of an Upright(R) MRI scanner to the largest orthopedic hospital in the Netherlands, the St. Maartenskliniek in Nijmegen. In addition to being a key sale to a prestigious hospital, the medical conclusions reached and stated by the buyer and the buyer's intention to conduct research and publish articles concerning the Upright(R) technology, are a vital component to Fonar's objective to prove to the medical community at large, insurers, governmental agencies and others the benefits, if not the necessity of Upright(R) scanning. A Director of St. Maartenskliniek and the Chairman of Spine Surgery stated that "We at St. Maartenskliniek, the biggest orthopedic hospital in the Netherlands, are very much looking forward to this new technology from Fonar which will enable us to evaluate the spine anatomy in the fully weight bearing state and in multiple positions. We expect these new multi-position capabilities to lead to more accurate diagnosis and better surgery outcomes for patients. Once our active research program has discovered the benefits of this new Fonar technology for patients, we intend to publish the results in a lot of peer reviewed scientific journals." The Chairman stated further "that once Fonar made available upright weight-bearing MRI imaging technology, owning one for the St. Maartenskliniek "Spine Center" was not optional but mandatory. For our hospital to continue to engage in spine surgery without it, once this new technology became available, was unacceptable".

Recognition of the importance of Fonar Upright(R) MRI continues to grow. Medserena, of Germany, announced in August, 2010 the purchase of its fourth Upright(R) Multi-Position(TM) MRI. CEO Matthais Schulz said, "The large number of requests coming from our physicians in Germany are arising because of the special medical need for FONAR's unique technology. This is in spite of an intensely active MRI market in Germany, where there are already many conventional lie-down MRIs installed."

Even high-field 3.0 Tesla MRI scanners cannot overshadow the importance of Fonar's unique technology. In August, 2010, a distinguished board-certified radiologist in Florida, the owner/operator of two multi-modality imaging centers equipped with MRIs, ordered a Fonar Upright(R) MRI. He initially considered purchasing a 3.0 Tesla lie-down MRI, but decided instead to buy the Fonar Upright(R) Multi-Position(TM) MRI when he became aware of its many unique imaging capabilities.

Fonar's advertising strategy has been designed to reach key purchasing decision makers with information concerning our flagship product, the Upright(R) MRI. This has led to many inquiries and to some sales of the Upright(R) MRI scanner and is intended to increase Fonar's presence in the medical market. Fonar's advertising has been directed at four target audiences: neurosurgeons, orthopaedic surgeons, radiologists and physicians in general.

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

     3) All Physicians: These advertising efforts have been directed to the total physician audience, so that the vast number of doctors who send patients for MRI's are aware of the diagnostic advantages of the Fonar Upright(R) Multi-Position(R) MRI. Advertisements directed to this audience have appeared in the Journal of the American Medical Association.

This advertising has featured a series of compelling messages. One advertisement pointed out that the AMA book, Guides to the Evaluation of Permanent Impairment, indicates that diagnosis must be performed upright in flexion and extension. Another advertisement was educational and headlined, "Discover the power of Upright Imaging". Fonar realizes that peer-to-peer communications is the most powerful way to speak to physicians. Consequently, testimonials from surgeons and radiologists have been used to promote our Upright(R) MRI scanner. The first such advertisement featured five surgeons and two radiologists, explaining the Multi-Position(R) diagnostic benefits of the Fonar Upright(R) MRI scanner to them. Another advertisement featured a leading radiologist, telling why he bought 12 Fonar Upright(R) MRI scanners and planned to buy more.

Also, our advertising for HMCA also serves as advertising for Fonar MRI scanners. We have increased internet awareness of our product by driving patient traffic to the Upright(R) scanning centers we manage by installing Websites for every location. These websites and advertising give prospective customers of Upright(R) MRI scanners a view of operating Upright(R) MRI centers and the benefits of using an Upright(R) MRI scanner. The success of HMCA- managed sites not only increases management fees to HMCA but encourages new sales for Fonar as well.

To meet the demand for high-field open MRI scanners, Fonar plans to devote its principal efforts to marketing the Upright(R) MRI. The Upright(R) MRI is the only scanner in the industry that has the unique capability of scanning patients under weight-bearing conditions and in various positions of pain or other symptoms. In addition we will continue to market our Fonar 360(TM) MRI scanners. Utilizing a 6000 gauss (0.6 Tesla field strength) iron core electromagnet, the Upright(R) MRI and Fonar 360(TM) scanner magnets are among the highest field "open MRI" scanners in the industry. Announcements in the press have reported the occurrence of MRI scanner explosions secondary to entrapped helium gas evaporating from the liquid helium that circulates in conventional MRI scanners to refrigerate the super-conducting wire generating the magnet fields of these magnets. Fonar's Upright(R) MRI magnet does not utilize liquid Helium and is free of this liability as is the Fonar 360(TM).

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

Our areas of operations are principally in the United States. During the fiscal year ended June 30, 2010, 11.9% of the Company's revenues were generated by foreign sales, as compared to 13.2% for fiscal 2009.

We are seeking to promote foreign sales and have sold scanners in various foreign countries. Foreign sales, however, have not yet proved to be a significant source of revenue.

SERVICE AND UPGRADES FOR MRI SCANNERS

Our customer base of installed scanners has been and will continue to be an additional source of income, independent of direct sales.

Income is generated from the installed base in two principal areas namely, service and upgrades. Service and maintenance revenues from our external installed base were approximately $11.1 million in fiscal 2010 and $10.5 million in fiscal 2009. We expect service revenues to continue to increase as warranties expire on previously sold scanners, and the customers then enter into service contracts.

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

RESEARCH AND DEVELOPMENT

During the fiscal year ended June 30, 2010, we incurred expenditures of $2,773,704, $315,362 of which was capitalized, on research and development, as compared to $4,085,177, $491,707 of which was capitalized during the fiscal year ended June 30, 2009.

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

BACKLOG

Our backlog of unfilled orders at September 28, 2010 was approximately $14.9 million, as compared to $25.7 million at September 26, 2009. It is expected that a substantial portion of the existing backlog of orders will be filled within the 2010 fiscal year. Our contracts generally provide that if a customer cancels an order, the customer's initial down payment for the MRI scanner is nonrefundable.

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

We have significantly enhanced our patent position within the industry and now possesses a substantial patent portfolio which provides us, under the aegis of United States patent law, "the exclusive right to make, use and sell" many of the scanner features which Fonar pioneered and which are now incorporated in most MRI scanners sold by the industry. As of June 30, 2010, 164 patents have been issued to Fonar, and approximately 30 patents are pending. A number of Fonar's existing patents specifically relate to protecting Fonar's position in the high-field iron frame open MRI market. The patents further enhance Dr. Damadian's pioneer patent, the 1974 Patent, that initiated the MRI industry and provided the original invention of MRI scanning. The terms of the patents in Fonar's portfolio extend to various times.

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

Deficit Reduction Act

The Deficit Reduction Act, among other things, limits reimbursements for MRI scans performed at MRI facilities. We believe that these limitations may be having a general negative impact on the market for MRI scanners, but believe that the unique capabilities of our products should counter any such effect on Fonar as our marketing and advertising campaigns reach prospective customers. Our Upright(R) MRI is the only MRI scanner which enables patients to be scanned in a weight bearing position and the Fonar 360(TM) MRI is the only MRI scanner which allows complete unobstructed 360 degree access to the patient.

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

HMCA currently manages 10 MRI facilities. In April 2003, HMCA sold the portion of its business which managed primary care medical practices, and in July 2005, HMCA sold the portion of its business engaged in the management of physical therapy and rehabilitation practices. This was the result of HMCA's decision to focus on management of MRI facilities, the business in which HMCA is most experienced. For the 2010 fiscal year, the revenues HMCA recognized from the MRI facilities increased to $11.1 million, notwithstanding economic conditions and in contrast to the decline in revenues recognized from scanner sales. For the 2009 fiscal year, the revenues HMCA recognized from the MRI facilities were $10.3 million.

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

In connection with its focus on managing only MRI facilities, HMCA sold its business of managing physical therapy and rehabilitation practices on July 28, 2005 to Health Plus Management Services, L.L.C.

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

3. Administrative. HMCA assists in the scheduling of patient appointments, purchasing of office and medical supplies and equipment and handling of reporting, accounting, processing and filing systems. It prepares and files the physician portions of complex forms to enable its clients to participate in managed care programs and to qualify for insurance reimbursement. We assist the clients to implement programs and procedures to ensure full and timely regulatory compliance and appropriate cost reimbursement under no-fault insurance and workers' compensation guidelines, as well as compliance with other applicable governmental requirements and regulations, including HIPAA and other privacy requirements.

4. Billing and Collections. HMCA is responsible for the billing and collection of revenues from third-party payors including those governed by no-fault and workers' compensation statutes. HMCA is presently using a third party to perform its billing and collection services for its clients' no-fault and workers' compensation scanning business.

5. Cost Saving Programs. Based on available volume discounts, HMCA seeks to assist in obtaining favorable pricing for office and medical supplies, equipment, contrast agents, such as gadolinuim, and other inventory for its clients.

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

As of June 22, 2007, Dr. Robert Diamond purchased the stock of the professional corporations owning eight New York sites managed by HMCA, previously owned by Dr. Raymond V. Damadian, the President, Chairman of the Board and principal stockholder of Fonar. Dr. Diamond has been reading scans for HMCA managed facilities for more than seven years. In connection with the sale, new management agreements were substituted for the existing management agreements, providing, for the same management services. The fees in fiscal 2008, however, were flat monthly fees in the aggregate amount of $682,500 per month. The fees in fiscal 2009 were flat monthly fees in the aggregate amount of $578,500 and in fiscal 2010 increased to $696,000 in the aggregate. Fees under the management agreements are subject to adjustment by mutual agreement on an annual basis.

Dr. Damadian still owns the four MRI facilities in Georgia and Florida managed by HMCA. In the case of the Georgia facility, fees are charged by HMCA based on the number of procedures performed. These fees are subject to adjustment on an annual basis, based on mutual agreement. The per procedure charges to the Georgia facility during fiscal 2010 was $350 per MRI scan. The fees for the three sites in Florida owned by Dr. Damadian are flat monthly fees ranging from $113,000 to $195,000 per month. No MRI facilities or other medical facilities are owned by HMCA.

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

REIMBURSEMENT

HMCA's clients receive reimbursements for their MRI scans through Medicare, Medicaid, managed care and private insurance.

Medicare. The Medicare program provides reimbursement for hospitalization, physician, diagnostic and certain other services to eligible persons 65 years of age and over and certain other individuals. Providers are paid by the federal government in accordance with regulations promulgated by the Department of Health and Human Services, HSS, and generally accept the payment with nominal deductible and co- insurance amounts required to be paid by the service recipient, as payment in full. Hospital inpatient services are reimbursed under a prospective payment system. Hospitals receive a specific prospective payment for inpatient treatment services based upon the diagnosis of the patient.

Under Medicare's prospective payment system for hospital outpatient services, or OPPS, a hospital is paid for outpatient services on a rate per service basis that varies according to the ambulatory payment classification group, or APC, to which the service is assigned rather than on a hospital's costs. Each year the Centers for Medicare and Medicaid Services, or CMS, publishes new APC rates that are determined in accordance with the promulgated methodology.

Services provided in non-hospital based freestanding facilities, such as independent diagnostic treatment facilities, are paid under the Medicare Physician Fee Schedule, or MPFS. All of HMCA's clients are presently in this category of independent diagnostic treatment facilities. The MPFS is updated on an annual basis. Several years ago, CMS reduced the reimbursement for certain diagnostic procedures performed together on the same day. They did so by modifying Medicare to pay 100% of the technical component of the higher priced procedure and 75% for the technical component of each additional procedure for procedures involving contiguous body parts within a family of codes when performed in the same session. Under the recently enacted healthcare reform legislation, the Patient Protection and Affordable Care Act or, PPACA, CMS further reduced the payment for contiguous body parts within the same session from 75% to 50% for the technical component of CT, MRI and ultrasound services, effective July 1, 2010. These reductions in payment by CMS may adversely impact our financial condition and results of operations since they result in lower reimbursement for the services of our clients. In fact, on June 25, 2010, CMS issued the proposed MPFS for 2011. Under the proposed rule, CMS is now proposing to apply this payment reduction to the technical component of all studies of these three imaging modalities that are performed on a patient in the same session, even if they are non-contiguous.

We have experienced reimbursement reductions for radiology services provided to Medicare beneficiaries, including reductions pursuant to the Deficit Reduction Act, or DRA. The DRA, which became effective in 2007, set reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities at the lesser of OPPS or the MPFS.

Medicare reimbursement rates under the MPFS are calculated in accordance with a statutory formula. As a result, for calendar years 2008, 2009 and 2010, CMS published regulations decreasing the fee schedule rates by 10.1% 5.4% and 21.2% respectively. In each instance, Congress enacted legislation preventing the decreases from taking effect and in fact on June 25, 2010, the "Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010" prevented the rate reduction and also established a 2.2% payment rate increase to the MPFS retroactive from June 1 through Nov. 30, 2010. Under the proposed MPFS for 2011, however, CMS proposes to reduce rates in 2011 by an additional 6.1%. This cut does not account for the 2010 legislative changes to the MPFS and would be added to the 21.2% cut that was previously delayed. We anticipate that CMS will continue to release regulations for decreases in fee schedule rates under the MPFS unless and until the statutory formula is changed through enactment of new legislation. We do not know if Congress will continue to enact legislation to prevent future decreases under the statutory formula, but if Congress failed to act, there could be significant decreases to the MPFS.

On Nov. 25, 2009, CMS released the 2010 MPFS final rule (the "Final Rule") which updated the payment policies and rates for the MPFS, for calendar year 2010. In addition to other changes to the physician payment formulae, the MPFS reduces payment rates for services using equipment costing more than $1.0 million by increasing the usage assumptions from the current 50% usage rate to a 90% usage rate. This change in the usage rate was to be phased in over a four year period and primarily impacted MRI and CT services. The Final Rule was superseded, however, by passage of PPACA, but only with respect to the usage assumptions. All other CMS issued updates for 2010 remain in effect. Under PPACA, beginning Jan. 1, 2011, the usage rate assumption for diagnostic imaging equipment priced at more than $1 million will be set at 75% for 2011 and subsequent years.

In addition to the foregoing changes to the usage assumptions, CMS' 2010 regulatory changes to the MPFS also included a downward adjustment to services primarily involving the technical component rather than the physician work component, by adjusting downward malpractice payments for these services. The reductions will affect the services we provide, primarily impacting radiology and other diagnostic tests. As noted above, the changes to the MPFS will be transitioned over a four-year period such that beginning in 2013, CMS will fully implement the revised payment rates. This change to the MPFS, could have an adverse effect on our financial condition and results of operations. For our fiscal year ended June 30, 2010, Medicare revenues represented approximately 17.3% of the revenues for HMCA's clients. The impact of the new MPFS will increase over the four-year transition period unless mitigated by future legislation (either currently proposed or pledged by Congress and the federal government administration).

Many of PPACA's provisions will not take effect for months or several years, while others are effective immediately. Many provisions also will require the federal government and individual state governments to interpret and implement the new requirements. In addition, PPACA remains the subject of significant debate, and proposals to repeal, block or amend the law have been introduced in Congress and many state legislatures. Finally, a number of state attorneys general have filed legal challenges to PPACA seeking to block its implementation on constitutional grounds. Because of the many variables involved, we are unable to predict how many of the legislative mandates contained in PPACA will be implemented or in what form, whether any additional or similar changes to statutes or regulations (including interpretations), will occur in the future, or what effect any future legislation or regulation would have on our business.

Medicaid. The Medicaid program is a jointly-funded federal and state program providing coverage for low-income persons. In addition to federally-mandated basic services, the services offered and reimbursement methods vary from state to state. In many states, Medicaid reimbursement is patterned after the Medicare program; however, an increasing number of states have established or are establishing payment methodologies intended to provide healthcare services to Medicaid patients through managed care arrangements. In fiscal 2010, approximately 2.8% of the revenues of HMCA's clients were attributable to Medicaid.

Managed Care and Private Insurance. Health Maintenance Organizations, or HMO's, Preferred Provider Organizations, or PPOs, and other managed care organizations attempt to control the cost of healthcare services by a variety of measures, including imposing lower payment rates, preauthorization requirements, limiting services and mandating less costly treatment alternatives. Managed care contracting is competitive and reimbursement schedules are at or below Medicare reimbursement levels. Some managed care organizations have reduced or otherwise limited, and other managed care organizations may reduce or otherwise limit, reimbursement in response to reductions in government reimbursement. These reductions could have an adverse impact on our financial condition and results of operations. These reductions have been, and any future reductions may be, similar to the reimbursement reductions proposed by CMS, Congress and the current federal government administration. The development and expansion of HMOs, PPOs and other managed care organizations within our core markets could have a negative impact on utilization of our services in certain markets and/or affect the revenues per procedure we can collect, since such organizations will exert greater control over patients' access to diagnostic imaging services, the selection of the provider of such services and the reimbursement thereof.


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

GOVERNMENT REGULATION APPLICABLE TO HMCA

FEDERAL REGULATION

The healthcare industry is highly regulated and changes in laws and regulations can be significant. Changes in the law or new interpretation of existing laws can have a material effect on our permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors.

Federal False Claims Act: The federal False Claims Act and, in particular, the False Claims Act's "qui tam" or "whistleblower" provisions allow a private individual to bring actions in the name of the government alleging that a defendant has made false claims for payment from federal funds. After the individual has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and to become the primary prosecutor. If the government declines to join the lawsuit, the individual may choose to pursue the case alone, although the government must be kept apprised of the progress of the lawsuit, and may intervene later. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. If the litigation is successful, the individual is entitled to no less than 15%, but no more than 30%, of whatever amount the government recovers that is related to the whistleblower's allegations.

When an entity is determined to have violated the federal False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim, as well as the government's attorneys' fees. Liability arises when an entity knowingly submits, or causes someone else to submit, a false claim for reimbursement to the federal government. The False Claims Act defines the term "knowingly" broadly, though simple negligence will not give rise to liability under the False Claims Act. Examples of the other actions which may lead to liability under the False Claims Act:

     Failure to comply with the many technical billing requirements applicable to our Medicare and Medicaid business.

     Failure to comply with the prohibition against billing for services ordered or supervised by a physician who is excluded from any federal healthcare program, or the prohibition against employing or contracting with any person or entity excluded from any federal healthcare program.

     Failure to comply with the Medicare physician supervision requirements for the services we provide, or the Medicare documentation requirements concerning physician supervision.

The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the False Claims Act by, among other things, broadening protections for whistleblowers and creating liability for knowingly retaining a government overpayment, acting in deliberate ignorance of a government overpayment or acting in reckless disregard of a government overpayment. The recently enacted healthcare reform bills in the form of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, "PPACA") expanded on changes made by the 2009 Fraud Enforcement and Recovery Act with regard to such "reverse false claims." Under PPACA, the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later, constitutes a violation of the False Claims Act. HMCA and its clients have never been sued under the False Claims Act and believe they are in compliance with the law.

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

Anti-kickback Regulation

We are subject to federal and state laws which govern financial and other arrangements between healthcare providers. These include the federal anti-kickback statute which, among other things, prohibits the knowing and willful solicitation, offer, payment or receipt of any remuneration, direct or indirect, in cash or in kind, in return for or to induce the referral of patients for items or services covered by Medicare, Medicaid and certain other governmental health programs. Under PPACA, knowledge of the anti-kickback statute or the specific intent to violate the law is not required. Violation of the anti-kickback statute may result in civil or criminal penalties and exclusion from the Medicare, Medicaid and other federal healthcare programs, and according to PPACA, now provides a basis for liability under the False Claims Act. In addition, it is possible that private parties may file "qui tam" actions based on claims resulting from relationships that violate the anti-kickback statute, seeking significant financial rewards. Many states have enacted similar statutes, which are not limited to items and services paid for under Medicare or a federally funded healthcare program. Neither HMCA nor its clients engage in this practice.

In fiscal 2010, approximately 17.3% of the revenues of HMCA's clients were attributable to Medicare and 2.8% were attributable to Medicaid. In fiscal 2009, approximately 16.8% of the revenues of HMCA's clients were attributable to Medicare and 1.5% were attributable to Medicaid.

Deficit Reduction Act

The Deficit Reduction Act, which among other things, places limits on Medicare reimbursements to MRI scanning facilities, has had a negative but not material effect on the Medicare receipts of HMCA's clients.

Health Insurance Portability and Accountability Act

In 1996, Congress passed the Health Insurance Portability and Accountability Act, or HIPAA. Although the main focus of HIPAA was to make health insurance coverage portable, HIPAA has become a short-hand reference to new standards for electronic transactions and privacy and security obligations imposed on providers and others who handle personal health information. HIPAA requires healthcare providers to adopt standard formats for common electronic transactions with health plans, and to maintain the privacy and security of individual patients' health information. A violation of HIPAA's standard transactions, privacy and security provisions may result in criminal and civil penalties, which could adversely affect our financial condition and results of operations.

Civil Money Penalty Law and Other Federal Statutes

The Civil Money Penalty, or CMP, law covers a variety of practices. It provides a means of administrative enforcement of the anti-kickback statute, and prohibits false claims, claims for medically unnecessary services, violations of Medicare participating provider or assignment agreements and other practices. The statute gives the Office of Inspector General of the HHS the power to seek substantial civil fines, exclusion and other sanctions against providers or others who violate the CMP prohibitions.

In addition, in 1996, Congress created a new federal crime: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs such as the Medicare and Medicaid programs.

We believe that our operations comply with the CMP law and the healthcare fraud and false statements statutes.

Certificates of Need: Some states require hospitals and certain other healthcare facilities and providers to obtain a certificate of need, or CON, or similar regulatory approval prior to establishing certain healthcare operations or services, incurring certain capital projects and/or the acquisition of major medical equipment including MRI and PET/CT systems. We are not operating in any such states.

Patient Protection and Affordable Care Act

On March 23, 2010, President Obama signed into law healthcare reform legislation in the form of PPACA. The implementation of this law will likely have a profound impact on the healthcare industry. Most of the provisions of PPACA will be phased in over the next four years and can be conceptualized as a broad framework not only to provide health insurance coverage to millions of Americans, but to fundamentally change the delivery of care by bringing together elements of health information technology, evidence-based medicine, chronic disease management, medical "homes," care collaboration and shared financial risk in a way that will accelerate industry adoption and change. There are also many provisions addressing cost containment, reductions of Medicare and other payments and heightened compliance requirements and additional penalties, which will create further challenges for providers. We are unable to predict the full impact of PPACA at this time due to the law's complexity and current lack of implementing regulations or interpretive guidance. Moving forward, we believe that the federal government will likely have greater involvement in the healthcare industry than in prior years.

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

HMCA's clients generate revenue from patients covered by no-fault insurance and workers' compensation programs. For the fiscal year ended June 30, 2010 approximately 35.7% of our clients' receipts were from patients covered by no-fault insurance and approximately 5.9% of our client's receipts were from patients covered by workers' compensation programs. For the fiscal year ended June 30, 2009, approximately 39.6% of HMCA's clients' receipts were from patients covered by no-fault insurance and approximately 6.7% of HMCA's clients' receipts were from patients covered by workers' compensation programs. In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA could be required to modify its business practices and services in ways that could be more costly to HMCA or in ways that decrease the revenues which HMCA receives from its clients.

HMCA believes that it and its clients are in compliance with applicable Federal, State and local laws. HMCA does not believe that such laws will have any material effect on its business.

EMPLOYEES

As of July 1, 2010, we employed 238 persons on a full-time and part-time basis. Of such employees, 7 were engaged in marketing and sales, 17 in research and development, 25 in production, 36 in customer support services, 27 in administration, 89 on site at facilities and offices, 19 performing billing and collection functions managed by HMCA and 18 performing transcription services for those facilities.

ITEM 2. PROPERTIES

Fonar leases approximately 117,000 square feet of office and plant space at its principal offices in Melville, New York and at one other location in Melville, New York at a current aggregate annual rental rate of $1,239,979, excluding utilities, taxes and other related expenses. The term of one of the leases includes options to renew up through 2016 and the terms of the other leases extend to 2013. Fonar plans to vacate 29,000 square feet of space in a building adjacent to its principal offices as part of its continuing efforts to cut costs, thereby saving an additional $249,694 annually (excluding savings on utilities, taxes and other related expenses). Management believes that the premises will be adequate for its current needs. HMCA already has consolidated its headquarters with those of Fonar as part of Fonar's cost cutting program. HMCA maintains leased office premises for its clients at the clients' sites having an aggregate annual rental rate of approximately $875,000 under leases having various terms.


ITEM 3. LEGAL PROCEEDINGS

On or about June 30, 2010, one of Fonar's customers, Golden Triangle Company, commenced an action against Fonar and certain individual defendants employed or formerly employed by Fonar, in the United States District Court for the Eastern District of New York based on the alleged wrongful failure of Fonar to deliver a scanner in Kuwait. The claim alleges various causes of action including breach of contract, fraud, conspiracy to defraud and conversion. Golden Triangle Company v. Fonar Corporation et al, CV10-2933. The plaintiff seeks relief in the amount of $5,000,000. Fonar believes that the plaintiff's claims are without merit and is seeking to make a motion to dismiss the complaint.

In addition, we are party to five additional less significant actions in which the customers are seeking to obtain a return of their deposits for MRI scanners. EAB Leasing Corp et al v. Farolan, District Court of Hidalgo County, Texas ($169,500), Upright MRI of Chicago, LLC v. Fonar, Circuit Court of Cook County, Illinois ($310,000), Matt Malek Madison v. Fonar, U.S. District Court, Northern District of California ($300,000), Jack Shapiro v. Fonar Corporation, Supreme Court, Nassau County, New York ($500,000 although the actual deposit was $323,000), and Anchorage Neurological Associates, Inc., Superior Court of Alaska, Third Judicial District at Anchorage ($155,000). Fonar's down payments are generally non-refundable, but in some instances, where specified conditions are met, Fonar will refund a down payment. In the Farolan case, the Court granted Fonar's motion for summary judgment, but the plaintiff is pursuing additional proceedings. In the Upright MRI of Chicago case, the down payment was specifically stated to be non-refundable and the case is proceeding. In the Madison case, the Court recently granted summary judgment to Madison for the deposit and prejudgment interest. We strongly disagree with the decision and are considering our options. In the Shapiro case, Shapiro, who was also a sales representative for Fonar, and Fonar are attempting to negotiate a settlement. In the Anchorage Neurological case, which was commenced on October 7, 2010, Fonar had agreed to refund the $155,000 down payment if the plaintiff were unable to negotiate a satisfactory lease with its current landlord to accommodate the MRI scanner. Anchorage demanded the down payment, but declined to provide any specifics concerning the matter.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded in the Nasdaq SmallCap market under the National Association of Securities Dealers Automated Quotation System, also referred to as "NASDAQ", symbol FONR. The following table sets forth the high and low trades reported in NASDAQ System for the periods shown.

Fiscal Quarter                   High   Low
--------------                   ----   ----
January  -  March        2008    5.45   2.38
April    -  June         2008    4.20   2.21
July     -  September    2008    2.43   1.35
October  -  December     2008    3.49   0.66
January  -  March        2009    1.38   0.62
April    -  June         2009    3.92   0.82
July     -  September    2009    2.47   1.60
October  -  December     2009    4.60   1.55
January  -  March        2010    3.81   1.19
April    -  June         2010    2.24   1.40
July     -  September 30 2010    1.94   1.31

On September 30, 2010, we had approximately 4,376 stockholders of record of our Common Stock, 12 stockholders of record of our Class B Common Stock, 3 stockholders of record of our Class C Common Stock and 3,860 stockholders of record of our Class A Non-voting Preferred Stock.

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

For the fiscal years ended June 30, 2010 and June 30, 2009, 34.1% and 28.4%, respectively, of HMCA's revenues were derived from contracts with facilities owned by Dr. Raymond V. Damadian, the President of Fonar and HMCA and principal stockholder of Fonar. The agreements with these MRI facilities are for one- year terms which renew automatically on an annual basis, unless terminated. The fees are based on the number of procedures performed in the case of one scanner located in Georgia at the rate of $350 per MRI scan. The fees for the sites owned by Dr. Damadian in Florida are flat monthly fees ranging from $113,000 to $195,000. The balance of HMCA's revenues are derived from contracts with MRI facilities purchased by Dr. Robert Diamond from Dr. Damadian. The MRI facilities owned by Dr. Diamond are charged a flat fee, pursuant to new contracts executed in connection with the sale of the MRI facilities at the end of fiscal 2007. The fees are reviewed and if appropriate, adjusted on an annual basis by mutual agreement. During fiscal 2010, these fees ranged from $79,000 per month to $183,000 per month.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2010, we recorded a valuation allowance which reduced our deferred tax assets to equal our deferred tax liability.

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

RESULTS OF OPERATIONS. FISCAL 2010 COMPARED TO FISCAL 2009

In fiscal 2010, we experienced a net loss of $3.0 million on revenues of $31.8 million, as compared to a net income of $1.1 million on revenues of $39.7 million for fiscal 2009. This represents a decrease in revenues of 19.9%. Included in net income for fiscal 2009 is a gain of $1.4 million recognized by the Company on the sale of a consolidated subsidiary. Decreased unrelated party product sales of 47.3% was the principal factor accounting for the decreased revenues of the Company. Related management fees increased by 30.0%. In addition, total costs and expenses decreased by 14.9%. Our consolidated operating results worsened by $1.9 million to an operating loss of $2.6 million for fiscal 2010 as compared to an operating loss of $704,000 for fiscal 2009.

Discussion of Operating Results of Medical Equipment Segment
Fiscal 2010 Compared to Fiscal 2009
------------------------------------------------------------

Revenues attributable to our medical equipment segment decreased by 29.7% to $20.7 million in fiscal 2010 from $29.5 million in fiscal 2009, with product sales revenues decreasing 47.3% from $17.2 million in fiscal 2009 to $9.1 million in fiscal 2010. Service revenue, however, increased by 5.2%, from $10.5 million in fiscal 2009 to $11.1 million in fiscal 2010. The decrease in revenues was attributable to a decrease in sales of our Upright(R) MRI to unrelated parties, offset by an increase in service and repair fees.

The Upright(R) MRI is unique in that it permits MRI scans to be performed on patients upright in the weight-bearing state and in multiple positions that correlate with symptoms. An important event in our ongoing effort to educate both the medical community and payors about the benefits, if not necessity, of utilizing Upright(R) MRI scanning, occurred in fiscal 2007 when we sold an Upright(R) MRI scanner to the largest orthopedic hospital in the Netherlands, St. Maartenskliniek. Upon placing the order, the Chairman of Spine Surgery at St. Maartenskliniek expressed the view that for their hospital to continue to engage in spine surgery without Fonar's Upright(R) MRI technology, now that it was available was "unacceptable" and that owning the scanner "was not optional, but mandatory". He further stated that "once our active research program has discovered the benefits of this new Fonar technology for patients, we intend to publish the results in a lot of peer reviewed scientific journals".

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

Product sales to unrelated parties decreased by 47.3% in fiscal 2010 from $17.2 million in fiscal 2009 to $9.1 million in fiscal 2010. There were no product sales to related parties in fiscal 2010 or 2009.

We believe that one of our principal challenges in achieving greater market penetration is attributable to the better name recognition and larger sales forces of our larger competitors such as General Electric, Siemens, Hitachi, Philips and Toshiba and the ability of some of our competitors to offer attractive financing terms through affiliates, such as G.E. Capital. Nevertheless, no other competitor offers a whole body weight bearing MRI scanner such as the Upright(R) MRI.

The operating results for the medical equipment segment decreased by $1.1 million from an income of $27,000 in fiscal 2009 to a loss of $1.1 million in fiscal 2010. This decrease is attributable most significantly to a decrease in our scanner sales offset by a smaller decrease in our total costs and expenses.

We recognized revenues of $7.9 million from the sale of our Upright(R) MRI scanners in fiscal 2010 While in fiscal 2009, we recognized revenues of $16.6 million from the sale of Upright(R) MRI scanners.

None of our revenues for fiscal 2010 and fiscal 2009 were attributable to sales to related parties.

License and  royalty  revenue in fiscal 2010  decreased  to $585,000  million as
compared  to  $1.8  million  in  fiscal  2009.   The  license  has  expired  and
consequently we expect no license and royalty revenue in 2011.

Research and development expenses, net of capitalized costs, decreased by 31.6% to $2.5 million in fiscal 2010 as compared to $3.6 million in fiscal 2009. Our expenses for fiscal 2010 represented continued research and development of Fonar's scanners, Fonar's new hardware and software product, Sympulse(R) and new surface coils to be used with the Upright(R) MRI scanner.

Discussion of Operating Results of Physician and Diagnostic Services Management Segment.
Fiscal 2010 Compared to Fiscal 2009
-------------------------------------------------------------------------------

Revenues attributable to the Company's physician and diagnostic services management segment, HMCA, increased by 8.1% to $11.1 million in fiscal 2010 from $10.3 million in fiscal 2009. The increase in revenues was primarily due to the renegotiation of some of the management contracts between HMCA and its clients. Presently, 9 of the 10 MRI facilities managed by HMCA have Upright(R) MRI scanners.

Cost of revenues as a percentage of the related revenues for our physician and diagnostic services management segment increased from $7.3 million or 71.2% of related revenues for the year ended June 30, 2009 to $8.3 million, or 75.0% of related revenue for the year ended June 30, 2010. The increased revenues resulted from these increased marketing efforts.

Operating results of this segment decreased from an operating loss of $731,000 in fiscal 2009 to operating loss of $1.5 million in fiscal 2010. We attribute the decrease to an increase in our cost of revenues greater than our increase in revenues.

Discussion of Certain Consolidated Results of Operations
Fiscal 2010 Compared to Fiscal 2009
--------------------------------------------------------

Interest and investment income decreased in 2010 compared to 2009. We recognized interest income of $260,216 in 2010 as compared to $346,506 in fiscal 2009, representing a decrease of 24.9%.

Interest expense of $387,902 was recognized in fiscal 2010, as compared to $333,229 in fiscal 2009, representing a increase of 14.1%.

While revenue decreased by 19.9%, selling, general and administrative expenses, decreased by 11.1% to $11.9 million in fiscal 2010 from $13.4 million in fiscal 2009.

Compensatory element of stock issuances also increased from approximately $4,000 in fiscal 2009 to $99,000 in fiscal 2010. This reflected Fonar's policy to refrain from using its stock bonus plans to pay employees and others, in order to prevent dilution of its outstanding stock, even though there was an increase in the use of bonus stock in fiscal 2010.

The higher provision for bad debts of $1.4 million in fiscal 2010 as compared to $1.3 million in fiscal 2009, reflected an increase in reserves of certain indebtedness in fiscal 2010 by our physician and diagnostic services management segment. In fiscal 2010, the three Florida sites managed by HMCA jointly and severally guaranteed the payment of their management fees to HMCA, further securing HMCA's management fee receivables.

Revenue from service and repair fees increased from $10.5 million in fiscal 2009 and to $11.1 million in fiscal 2010 as scanners previously under warranty entered into service agreements with HMCA.

Continuing our tradition as the originator of MRI, we remain committed to maintaining our position as the leading innovator of the industry through investing in research and development. In fiscal 2010 we continued our investment in the development of our new MRI scanners, together with software and upgrades, with an investment of $2,773,704 in research and development, $315,362 of which was capitalized, as compared to $4,085,177, $491,707 of which was capitalized, in fiscal 2009. The research and development expenditures were approximately 11.9% of revenues attributable to our medical equipment segment, and 7.7% of total revenues, in 2010 and 12.2% of medical equipment segment revenues, and 9.0% of total revenues in fiscal 2009. This represented a 31.6% decrease in research and development expenditures in fiscal 2010 as compared to fiscal 2009, necessitated by our cost cutting programs. Notwithstanding the decrease in research and development expenditures, in connection with our overall cost cutting programs, we remain fully committed to developing new features, software and upgrades to improve its products.

The physician and diagnostic services management segment, HMCA, revenues increased, from $10.3 in fiscal 2009 to $11.1 million in fiscal 2010. This is primarily attributable to the renegotiating of several management contracts between HMCA and its clients.

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

In October, 2009 an additional discount of $350,000 was given and the note was paid in full. The note was repaid by Mountain Crest Ventures, of which a principal member is a related party.

In fiscal 2009 and 2010, HMCA received no revenue from the physical therapy and rehabilitation business.

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

Certain third-party payors have proposed and implemented changes in the methods and rates of reimbursement that have had the effect of substantially decreasing reimbursement for diagnostic imaging services that HMCA's clients provide. To the extent reimbursement from third- party payors is reduced, it will likely have an adverse impact on the rates they pay us, as they would need to reduce the management fees they pay HMCA to offset such decreased reimbursement rates. Furthermore, many commercial health care insurance arrangements are changing, so that individuals bear greater financial responsibility through high deductible plans, co-insurance and higher co-payments, which may result in patients delaying or foregoing medical procedures. We expect that any further changes to the rates or methods of reimbursement for services, which reduce the reimbursement per scan of our clients may partially offset the increases in scan volume we are working to achieve for our clients, and indirectly will result in a decline in our revenues.

In 2009, the Obama administration announced its intentions for healthcare reform in the United States. Legislation adopting healthcare reform was passed in 2010. On March 23, 2010, President Obama signed into law healthcare reform legislation in the form of the Patient Protection and Affordable Care Act, or PPACA. The implementation of this law will likely have a profound impact on the healthcare industry. Most of the provisions of PPACA will be phased in over the next four years and can be conceptualized as a broad framework not only to provide health insurance coverage to millions of Americans, but to fundamentally change the delivery of care by bringing together elements of health information technology, evidence-based medicine, chronic disease management, medical "homes," care collaboration and shared financial risk in a way that will accelerate industry adoption and change. There are also many provisions addressing cost containment, reductions of Medicare and other payments and heightened compliance requirements and additional penalties, which will create further challenges for providers. We are unable to predict the full impact of PPACA at this time due to the law's complexity and current lack of implementing regulations or interpretive guidance. Moving forward, we believe that the federal government will likely have greater involvement in the healthcare industry than in prior years.

In addition, the use of radiology benefit managers, or RBM's has increased in recent years. It is common practice for health insurance carriers to contract with RBMs to manage utilization of diagnostic imaging procedures for their insureds. In many cases, this leads to lower utilization of imaging procedures based on a determination of medical necessity. The efficacy of RBMs is still a high controversial topic. We cannot predict whether the healthcare legislation or the use of RBMs will negatively impact our business, but it is possible that our financial position and results of operations could be negatively affected.

At the present time healthcare reform has not directly affected our business, but we believe uncertainty as to the ultimate impact of healthcare reform, taxes, and the state of the economy have hurt our scanner sales.

There can be no assurance that the impact of health care legislation or possible reimbursement changes will not adversely affect our business.

As a result of our loss for the year, Fonar does not expect to meet NASDAQ's criteria for continued listing and anticipates that NASDAQ will commence delisting proceedings. Fonar will attempt to avoid delisting and seek additional time to come into compliance or an exemption if possible. If Fonar cannot maintain its NASDAQ listing it will seek to qualify for inclusion in other trading markets.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities increased by 6.3% from $1.2 million at June 30, 2009 to $1.3 million at June 30, 2010.

Marketable securities approximated $28,000 as of June 30, 2010, as compared to $23,000 as of June 30, 2009.

Cash used in operating  activities  for fiscal 2010  approximated  $1.5 million.
Cash used in operating activities was attributable to a decrease in cost and estimated earnings in excess of billings on uncompleted contracts of $1.2 million and a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $717,000, offset by the net loss of $3.0 million and an decrease in customer advances of $4.4 million.

Cash provided by investing activities for fiscal 2010 approximated $1.2 million. The principal uses of cash from investing activities were purchases of property and equipment of $24,000, costs of capitalized software development of $204,000 and costs of patents and copyrights of $196,000. The principal source of cash provided by investing activities was the proceeds from note receivables of $1.6 million.

Cash provided in financing activities for fiscal 2010 approximated $418,000. The principal sources of cash in financing activities were proceeds from the long term debt of $580,000 and proceeds of $76,000 from repayment of notes receivable by employee stockholders, offset by the repayment of borrowings and capital lease obligations of $238,000.

Total liabilities decreased by 12.4% during fiscal 2010, from approximately $31.2 million at June 30, 2009 to approximately $27.4 million at June 30, 2010. The decrease in total liabilities reflected principally an increase in billings in excess of costs and estimated earnings on uncompleted contracts of 35.4% from $2.0 million at June 30, 2009 to $2.7 million at June 30, 2010 offset by a decrease in customer advances of 47.9% from $9.2 million at June 30, 2009 to $4.8 million at June 30, 2010, resulting from our decreased backlog.

As at June 30, 2010, our obligations included approximately $2.6 million in various state sales taxes.

At June 30, 2010, however, we had a working capital deficit of approximately $10.0 million as compared to a working capital deficit of $10.8 million at June 30, 2009 and a stockholders' deficiency of $5.9 million at June 30, 2010 as compared to a stockholders' deficiency of $2.9 million at June 30, 2009. For the year ended June 30, 2010, we realized a net loss of $3.0 million, which included non-cash charges of approximately $3.7 million.

Our principal source of liquidity has been derived from revenues, as well as by cash provided by the sale of certain assets.

Effective September 30, 2008, a wholly-owned subsidiary of HMCA sold its 92.3% equity interest in an entity providing management services to a scanning center in Bensonhurst, New York for approximately $2.3 million.

In August, 2008, the Company entered into a modification agreement with regard to the asset purchase agreement with Health Plus Management Services, L.L.C. The Company received a $2,000,000 payment on the note issued by Health Plus. The note was repaid in full by Mountain Crest Ventures, of which a related party is a member.

Our business plan includes an program for manufacturing and selling our Upright(R) MRI scanners. In addition, we are enhancing our revenue by participating in the physician and diagnostic services management business through our subsidiary, HMCA and have upgraded the facilities which it manages, most significantly by the replacement of existing MRI scanners with new Upright(R) MRI scanners. Presently, of the 10 MRI facilities managed by HMCA, 9 are equipped with Upright(R) MRI scanners. We have also intensified our marketing activities through the hiring of additional marketers for HMCA's clients and increasing their commissions.

Our business plan also calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from our installed base of scanners were $10.5 million for the year ended June 30, 2009 and $11.1 million for the year ended June 30, 2010.

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

In order to promote sales, we are continuing to focus on marketing campaigns to strengthen the demand for our products and services. Management anticipates that Fonar's capital resources will improve if Fonar's MRI scanner products gain wider market recognition and acceptance resulting in both increased product sales and scan volumes. If we are not successful with our marketing efforts to increase sales, we will experience a shortfall in cash, and it will be necessary to further reduce operating expenses in a manner or obtain funds through equity or debt financing in sufficient amounts to avoid the need to curtail our operations subsequent to June 30, 2011. Current economic credit conditions have contributed to a slowing business environment. Given such liquidity and credit constraints in the markets, the business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that we would be able to secure additional funds if needed and that if such funds were available, whether the terms or conditions would be acceptable to us. In such case, the reduction in operating expenses might need to be substantial in order for us to generate positive cash flow to sustain our operations.

If we are unable to meet expenditures with revenues or financing then it will be necessary to reduce expenses further, or seek other sources of funds through the issuance of debt or equity financing in order to conduct operations as now conducted subsequent to fiscal 2011.

Capital expenditures for fiscal 2010 approximated $24,000.  Capitalized software
costs  were   approximately   $204,000,   and  capitalized   patent  costs  were
approximately $196,000.

Fonar has not committed to making capital expenditures in the 2011 fiscal year.

The accompanying financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and assume that the Company will continue as a going concern. The Company has suffered recurring losses from operations, continues to generate negative cash flows from operating activities and had negative working capital at June 30, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

Item 8.
                             FINANCIAL STATEMENTS
                      FONAR CORPORATION AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                       Page No.
                                                       -------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS
  At June 30, 2010 and 2009

CONSOLIDATED STATEMENTS OF OPERATIONS
  For the Years Ended June 30, 2010 and 2009

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
  For the Years Ended June 30, 2010 and 2009

CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Years Ended June 30, 2010 and 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
FONAR Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries (the "Company") as of June 30, 2010 and 2009, and the related consolidated statements of operations, comprehensive loss, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FONAR Corporation and Subsidiaries at June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that FONAR Corporation and Subsidiaries will continue as a going concern. As more fully described in Note 1, the Company has suffered recurring losses from operations, continues to generate negative cash flows from operating activities, has negative working capital at June 30, 2010 and is dependent on asset sales to fund its shortfall from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainity.


/s/ Marcum, LLP
New York, New York
October 13, 2010

                       FONAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------


                                                              June 30,
                                                     --------------------------
                                                         2010           2009
                                                     ------------  ------------
Current Assets:
  Cash and cash equivalents                          $  1,299,493  $  1,225,619
  Marketable securities                                    27,613        22,652
  Accounts receivable - net of allowances for
    doubtful accounts of $2,289,049 and $2,393,326
    at June 30, 2010 and 2009, respectively             4,820,541     5,391,822
  Medical receivables - net of allowances for
    doubtful accounts of $1,622,000 and $1,343,500
    at June 30, 2010 and 2009, respectively                25,225       374,225
  Management fee receivable - net of allowances for
    doubtful accounts of $5,808,345 and $5,093,345
    at June 30, 2010 and 2009, respectively             2,568,526     3,273,756
  Management fee receivable - related medical
    practices - net of allowances for doubtful
    accounts of $1,129,818 and $1,094,818 at
    June 30, 2010 and 2009, respectively                1,921,983     2,196,580
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                     277,384     1,475,706
  Inventories                                           2,826,211     3,172,397
  Current portion of advances and notes to related
    medical practices                                      83,423       164,611
  Current portion of note receivable - net of
    allowances for doubtful accounts of $115,000
    and $65,000 at June 30, 2010 and at
    June 30, 2009, respectively                           271,796       517,934
  Prepaid expenses and other current assets               552,800       472,397
                                                      -----------   -----------
      Total Current Assets                             14,674,995    18,287,699

Property and Equipment - Net                            2,108,556     2,892,380

Advances and Notes to Related Medical Practices -
  net of allowances for doubtful accounts of
  $264,791 at June 30, 2010 and at June 30, 2009            -            89,032

Notes Receivable                                             -        1,778,626

Other Intangible Assets - Net                           4,291,419     4,920,241

Other Assets                                              553,875       391,237
                                                     ------------  ------------
      Total Assets                                   $ 21,628,845  $ 28,359,215
                                                     ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   LIABILITIES
                                   -----------


                                                              June 30,
                                                     --------------------------
                                                         2010           2009
                                                     ------------  ------------
Current Liabilities:
  Current portion of long-term debt and capital
    leases                                           $    579,436  $    277,494
  Current portion of long-term debt - related party        87,835        79,509
  Accounts payable                                      3,191,960     3,518,609
  Other current liabilities                             8,065,069     8,460,042
  Unearned revenue on service contracts                 5,219,547     5,526,006
  Customer advances                                     4,813,327     9,237,921
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                   2,743,398     2,026,441

                                                     ------------  ------------
      Total Current Liabilities                        24,700,572    29,126,022
                                                     ------------  ------------
Long-Term Liabilities:
  Accounts payable                                         62,622       184,168
  Due to related medical practices                        527,891       643,135
  Long-term debt and capital leases, less
    current portion                                     1,566,622       759,211
  Long-term debt, less current
    portion - related party                                72,341       160,176
  Other liabilities                                       474,763       427,365
                                                     ------------  ------------
      Total Long-Term Liabilities                       2,704,239     2,174,055
                                                     ------------  ------------
      Total Liabilities                                27,404,811    31,300,077
                                                     ------------  ------------
Commitments, Contingencies and Other Matters

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                            STOCKHOLDERS' DEFICIENCY
                            ------------------------


                                                              June 30,
                                                     --------------------------
                                                         2010           2009
                                                     ------------  ------------
Stockholders' Deficiency:
  Class A non-voting preferred stock - $.0001
    par value; authorized - 1,600,000 shares;
    issued and outstanding - 313,451 shares
    at June 30, 2010 and 2009                        $         31  $         31
  Preferred stock - $.001 par value;
    authorized - 2,000,000 shares; issued
    and outstanding - none                                   -             -
  Common stock - $.0001 par value; authorized -
    30,000,000 shares at
    June 30, 2010 and 2009, respectively;
    issued - 4,985,850 and 4,917,918 shares
    at June 30, 2010 and 2009, respectively;
    outstanding - 4,974,207 and 4,906,275
    shares at June 30, 2010 and 2009, respectively            497           491
  Class B common stock (10 votes per share) -
    $.0001 par value; authorized - 800,000
    shares; issued and outstanding - 158 shares
    at June 30, 2010 and 2009                              -             -
  Class C common stock (25 votes per share) -
    $.0001 par value; authorized - 2,000,000
    shares; issued and outstanding - 382,513
    shares at June 30, 2010 and 2009                           38            38
  Paid-in capital in excess of par value              172,379,863   172,280,600
  Accumulated other comprehensive loss                    (18,489)      (20,995)
  Accumulated deficit                                (177,271,349) (174,258,607)
  Notes receivable from employee stockholders            (191,167)     (267,030)
  Treasury stock, at cost - 11,643 shares
    of common stock at June 30, 2010 and 2009            (675,390)     (675,390)
                                                     ------------  ------------
      Total Stockholders' Deficiency                   (5,775,966)   (2,940,862)
                                                    ------------  ------------
      Total Liabilities and Stockholders'
        Deficiency                                   $ 21,628,845  $ 28,359,215
                                                     ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Years Ended June 30,
                                                    ---------------------------
                                                         2010           2009
                                                    ------------   ------------
Revenues
  Product sales - net                               $  9,056,307   $ 17,175,417
  Service and repair fees - net                       10,864,927     10,345,091
  Service and repair fees - related parties - net        220,000        192,500
  Management and other fees                            7,302,216      7,342,614
  Management and other fees - related
    medical practices - net                            3,786,612      2,911,318
  License fees and royalties                             585,493      1,755,493
                                                    ------------   ------------
      Total Revenues - Net                            31,815,555     39,722,433
                                                    ------------   ------------
Costs and Expenses
  Costs related to product sales                       7,248,756     10,758,201
  Costs related to service and repair fees             3,026,598      3,992,557
  Costs related to service and repair fees
    - related parties                                     61,284         74,293
  Costs related to management and other fees           5,320,756      4,507,587
  Costs related to management and other fees
    - related medical practices                        2,962,826      2,790,745
  Research and development                             2,458,342      3,593,470
  Selling, general and administrative,
    inclusive of compensatory element of
    stock issuances of $99,269 and $4,061
    for the years ended June 30,
    2010 and 2009, respectively                       11,939,223     13,423,066
  Provision for bad debts                              1,378,500      1,286,451
                                                    ------------   ------------
      Total Costs and Expenses                        34,396,285     40,426,370
                                                    ------------   ------------
      Loss from Operations                            (2,580,730)      (703,937)

Other Income and (Expenses):
  Interest expense                                      (313,416)      (333,229)
  Interest expense - related parties                     (74,486)         -
  Investment income                                      249,290        325,688
  Interest income - related parties                       10,926         20,818
  Other income - net                                      45,674        399,662
  Loss on note receivable                               (350,000)         -
  Gain on sale of consolidated subsidiary                  -          1,448,196
                                                    ------------   ------------
      (Loss) Income Before Provision For
          Income Taxes                                (3,012,742)     1,157,198

Provision for Income Taxes                                 -             35,931
                                                    ------------   ------------
       Net (Loss) Income                            $ (3,012,742)  $  1,121,267
                                                    ============   ============

        Net Income Available to Class C
          Common Stockholders                             N/A      $     21,181
                                                    ============   ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                    For the Years Ended June 30,
                                                    ---------------------------
                                                         2010           2009
                                                    ------------   ------------

Net (Loss) Income Available to Common Stockholders  $ (3,012,742)  $  1,032,717
                                                    ============   ============
Basic Net (Loss) Income Per Common Share
Available to Common Stockholders                      $(0.61)        $ 0.21
                                                    ============   ============
Diluted Net (Loss) Income Per Common Share
Available to Common Stockholders                      $(0.61)        $ 0.21
                                                    ============   ============
Basic and Diluted Income Per Share - Common C          N/A             0.06
                                                    ============   ============
Weighted Average Basic Shares Outstanding              4,932,044      4,904,358
                                                    ============   ============
Weighted Average Diluted Shares Outstanding            4,932,044      5,031,862
                                                    ============   ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                        FOR THE YEAR ENDED JUNE 30, 2010


                                                Class A
                                               Non-Voting      Common Stock
                                               Preferred    -------------------
                                                 Stock       Shares     Amount
                                               ----------   ---------  --------
Balance - June 30, 2009                        $       31   4,906,275  $    491

Net loss                                             -           -         -

Other comprehensive loss, net of tax:
  Unrealized gains on securities arising
    during the year, net of tax                      -           -         -
Stock issued to employees under stock
  bonus plans                                        -         67,932         6
Payments on notes receivable
  from employee stockholders                         -           -         -
                                               ----------   ---------  --------

Balance - June 30, 2010                        $       31   4,974,207  $    497
                                               ==========   =========  ========

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                        FOR THE YEAR ENDED JUNE 30, 2010

                                                                    Paid-in
                                              Class B    Class C    Capital in
                                              Common     Common     Excess of
                                              Stock      Stock      Par Value
                                             ---------  ---------  ------------
                                              Shares
                                             ---------
Balance - June 30, 2009                            158   $    38   $172,280,600

Net loss                                          -         -              -

Other comprehensive loss, net of tax:
  Unrealized gains on securities arising
    during the year, net of tax                   -         -              -
Stock issued to employees under stock
  bonus plans                                     -         -            99,263
Payments on notes receivable from employee
  stockholders                                    -         -              -
                                             ---------  ---------  ------------
Balance - June 30, 2010                            158   $    38   $172,379,863
                                             =========  =========  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                        FOR THE YEAR ENDED JUNE 30, 2010

                                                         Notes
                                                      Receivable    Accumulated
                                                         From          Other
                                         Treasury      Employee    Comprehensive
                                            Stock    Stockholders      Loss
                                        -----------  ------------  -------------
Balance - June 30, 2009                 $ (675,390)  $  (267,030)  $    (20,995)

Net loss                                      -             -              -

Other comprehensive loss, net of tax:
  Unrealized gains on securities
    arising during the year, net of tax       -             -             2,506
Stock issued to employees under stock
  bonus plans                                 -             -              -
Payments on notes receivable from
  employee stockholders                       -           75,863           -
                                        -----------  ------------  -------------
Balance - June 30, 2010                 $ (675,390)  $  (191,167)  $    (18,489)
                                        ===========  ============  =============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                        FOR THE YEAR ENDED JUNE 30, 2010

                                       Accumulated                 Comprehensive
                                         Deficit        Total      Income (Loss)
                                     --------------  ------------  -------------
Balance - June 30, 2009              $(174,258,607)  $(2,940,862)  $      -

Net loss                                (3,012,742)   (3,012,742)   (3,012,742)

Other comprehensive loss, net of tax:
   Unrealized gains on securities
      arising during the year,
        net of tax                            -            2,506        2,506

Stock issued to employees under
   stock bonus plans                          -           99,269         -
Payments on notes receivable from
   employee stockholders                      -           75,863         -
                                     --------------  ------------  -------------
Balance - June 30, 2010              $(177,271,349)  $(5,775,966)  $(3,010,236)
                                     ==============  ============  =============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                        FOR THE YEAR ENDED JUNE 30, 2009

                                                Class A
                                               Non-Voting      Common Stock
                                               Preferred    -------------------
                                                 Stock       Shares     Amount
                                               ----------   ---------  --------
Balance - June 30, 2008                        $       31   4,904,275  $    490

Net loss                                             -           -         -

Other comprehensive loss, net of tax:
  Unrealized gains on securities arising
    during the year, net of tax                      -           -         -
Stock issued to employees under stock
  bonus plans                                        -          2,000         1
Payments on notes receivable
  from employee stockholders                         -           -         -
                                               ----------   ---------  --------

Balance - June 30, 2009                        $       31   4,906,275  $    491
                                               ==========   =========  ========

                       FONAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                        FOR THE YEAR ENDED JUNE 30, 2009

                                                                    Paid-in
                                              Class B    Class C    Capital in
                                              Common     Common     Excess of
                                              Stock      Stock      Par Value
                                             ---------  ---------  ------------
                                              Shares
                                             ---------
Balance - June 30, 2008                            158   $    38   $172,276,540

Net loss                                          -         -              -

Other comprehensive loss, net of tax:
  Unrealized gains on securities arising
    during the year, net of tax                   -         -              -
Stock issued to employees under stock
  bonus plans                                     -         -             4,060
Payments on notes receivable from employee
  stockholders                                    -         -              -
                                             ---------  ---------  ------------
Balance - June 30, 2009                            158   $    38   $172,280,600
                                             =========  =========  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
                        FOR THE YEAR ENDED JUNE 30, 2009

                                                         Notes
                                                      Receivable    Accumulated
                                                         From          Other
                                         Treasury      Employee    Comprehensive
                                            Stock    Stockholders      Loss
                                        -----------  ------------  -------------
Balance - June 30, 2008                 $ (675,390)  $  (394,141)  $    (72,723)

Net loss                                      -             -              -

Other comprehensive loss, net of tax:
  Unrealized gains on securities
    arising during the year, net of tax       -             -            51,728
Stock issued to employees under stock
  bonus plans                                 -             -              -
Payments on notes receivable from
  employee stockholders                       -          127,111           -
                                        -----------  ------------  -------------
Balance - June 30, 2009                 $ (675,390)  $  (267,030)  $    (20,995)
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

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Years Ended June 30,
                                                    ---------------------------
                                                         2010           2009
                                                    ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                 $ (3,012,742)  $  1,121,267

 Adjustments to reconcile net (loss)
    income to net cash used in
    Operating activities:
      Depreciation and amortization                    1,445,065      1,733,499
      Abandoned patents written off                      391,415         46,327
      Provision for bad debts                          1,378,500      1,286,451
      Compensatory element of stock
        issuances                                         99,269          4,061
      Gain on sale of consolidated
        subsidiary                                         -         (1,448,196)
      Loss on note receivable                            350,000          -

  (Increase) decrease in operating
    assets, net:
      Accounts, management fee and
        medical receivable                               435,498       (642,004)
      Notes receivable                                   180,012        508,306
      Costs and estimated earnings in excess
        of billings on uncompleted contracts           1,198,322     (1,469,421)
      Inventories                                        346,186         83,518
      Prepaid expenses and other current assets          (80,403)       338,375
      Other assets                                      (162,638)       166,032
      Advances and notes to related
        parties medical practices                        170,220        223,724
  Increase (decrease) in operating
    liabilities, net:
      Accounts payable                                  (448,195)      (132,713)
      Other current liabilities                          (13,390)       476,140
      Customer advances                               (4,424,594)    (5,038,390)
      Billings in excess of costs and estimated
        earnings on uncompleted contracts                716,957     (3,746,845)
      Other liabilities                                   47,398       (145,283)
      Due to related medical practices                  (115,244)       545,472
                                                     ------------   ------------
        NET CASH USED IN
          OPERATING ACTIVITIES                        (1,498,364)    (6,089,680)
                                                     -----------    -----------

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the Years Ended June 30,
                                                    ---------------------------
                                                         2010           2009
                                                    ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sales of marketable securities                    $     (2,455)  $  1,097,244
  Purchases of property and equipment                    (24,339)       (28,076)
  Costs of capitalized software development             (203,644)      (491,707)
  Proceeds from note receivable                        1,580,862      2,000,000
  Proceeds from cash surrender
     value of life insurance                                -         1,344,901
  Cost of patents                                       (195,851)      (331,300)
  Proceeds from sale of consolidated
     subsidiary                                             -         2,293,013
                                                    ------------   ------------
        NET CASH PROVIDED BY
          INVESTING ACTIVITIES                         1,154,573      5,884,075
                                                    ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from debt                                     580,000        258,000
  Repayment of borrowings and capital lease
     obligations                                        (238,198)      (279,399)
  Repayment of notes receivable from
     employee stockholders                                75,863        127,111
                                                    ------------   ------------
        NET CASH PROVIDED BY
          FINANCING ACTIVITIES                           417,665        105,712
                                                    ------------   ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                        73,874        (99,893)

CASH AND CASH EQUIVALENTS - BEGINNING OF
  YEAR                                                 1,225,619      1,325,512
                                                    ------------   ------------
CASH AND CASH EQUIVALENTS - END OF YEAR             $  1,299,493   $  1,225,619
                                                    ============   ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010

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

FONAR, through its wholly-owned subsidiary Health Management Corporation of America ("HMCA") provides comprehensive management services to diagnostic imaging facilities. The services provided by the Company include development, administration, leasing of office space, facilities and medical equipment, provision of supplies, staffing and supervision of non-medical personnel, legal services, accounting, billing and collection and the development and implementation of practice growth and marketing strategies. As of June 30, 2010, HMCA manages 10 diagnostic imaging facilities located in the states of New York, Georgia and Florida.

Liquidity and Going Concern
---------------------------

At June 30, 2010, the Company had a working capital deficit of approximately $10.0 million and stockholders' deficiency of approximately $5.8 million. For the year ended June 30, 2010, the Company incurred a net loss of approximately $3.0 million, which included non-cash charges of approximately $3.7 million. The Company has funded its cash flow deficit for the year ended June 30, 2010 through $1.6 million of proceeds from the collection of principal on a note receivable.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 1 - DESCRIPTION OF BUSINESS AND LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern (Continued)
---------------------------

In January 2010, the Company implemented substantial cost reductions, which included a reduction in personnel and significant reductions in the remaining employees' compensation and other costs.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment in Marketable Securities
-----------------------------------

The Company accounts for its investments using Financial Accounting Standards Board ("FASB"), Accounting Standard Codification ("ASC") Topic 820, "Fair Value Measurements and Disclosures". This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Unrealized market value gains and losses are charged to operations if the securities are traded for short-term profit. Otherwise, such unrealized gains and losses are charged or credited to other comprehensive income (loss).

Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and re-evaluates such designations as of each balance sheet date. At June 30, 2010 and 2009, all securities covered by Topic 820 were designated as available for sale. Accordingly, these securities are stated at fair market value, with unrealized gains and losses reported in comprehensive income (loss). Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the accompanying consolidated statements of operations.

Inventories
-----------

Inventories consist of purchased parts, components and supplies, as well as work-in-process, and are stated at the lower of cost determined on the first-in, first-out method or market.

Property and Equipment
----------------------

Property and equipment procured in the normal course of business is stated at cost. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is being depreciated for financial accounting purposes using the straight-line method over the shorter of their estimated useful lives, generally five to seven years, or the term of a capital lease, if applicable. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Maintenance and repair expenses totaled approximately $282,000 and $228,000 for the years ended June 30, 2010 and 2009, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Other Intangible Assets
-----------------------

1)  Capitalized Software Development Costs

Capitalization of software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company's computer software is generally based upon achievement of a detail program design free of high risk development issues and the completion of research and development on the product hardware in which it is to be used. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. Prior to reaching technological feasibilty those costs are expensed as incurred and included in research and development.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


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

Revenue under management contracts is recognized based upon contractual agreements for management services rendered by the Company primarily under various long-term agreements with various medical providers (the "PCs"). As of June 30, 2010, the Company has ten management agreements of which four are with PC's owned by Raymond V. Damadian, M.D., President and Chairman of the Board of FONAR ("the Related medical practices") and six are with PC's, which are all located in the state of New York ("the New York PC's"), owned by one unrelated radiologist. The contractual fees for services rendered to the New York PCs consists of fixed monthly fees per diagnostic imaging facility ranging from approximately $79,000 to $195,000. The contractual fees for services rendered to the related medical practices are primarily calculated on activity based efforts at pre-determined rates per unit of activity. All fees are re- negotiable at the anniversary of the agreements and each year thereafter.

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

Advertising Costs
-----------------

Advertising costs are expensed as incurred. Advertising expense approximated $415,000 and $261,000 for the years ended June 30, 2010 and 2009, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping Costs
--------------

The Company's shipping and handling costs are included under costs related to product sales.

Income Taxes
------------

Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Customer Advances
-----------------

Cash advances and progress payments received on sales orders are reflected as customer advances until such time as revenue recognition begins.

Earnings (Loss) Per Share
-------------------------

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with ASC topic 260-10, "Participating Securities and the Two-Class Method". The Company uses the two-class method to calculate the effect of the Company's participating convertible securities on basic EPS, which include the Class A Non-voting
Preferred stock, Class B common stock and Class C common stock, and the if-converted method is used to calculate the effect of participating convertible securities on diluted EPS. These participating convertible securities were not included in the computation of basic EPS for the year ended June 30, 2010 because the participating securities did not have a contractual obligation to share in the losses of the Company. For the year ended June 30, 2009, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation, because they are antidilutive as a result of the net losses, was 195,896 as of June 30, 2010. For the year ended June 30, 2009, the number of common shares potentially issuable upon the exercise of certain options of 96,014 have not been included in the computation of diluted EPS since the effect would be antidilutive.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share (Continued)
-------------------------

                            June 30, 2010                June 30, 2009
                            -------------      ---------------------------------
                                                                         Class C
                                                              Common     Common
                                                 Total        Stock       Stock
                                               ----------   ----------   -------
Basic
-----
Numerator:
 Net (loss) income
  available to common
  stockholders              $ (3,012,742)      $1,053,898   $1,032,717   $21,181
                            =============      ==========   ==========   =======

Denominator:
 Weighted average
  shares outstanding           4,932,044                     4,904,358   382,513
                            =============                   ==========   =======

Basic (loss) income per
  common share available to
  common stockholders       $   (0.61)                      $   0.21     $ 0.06
                            =============                   ==========   =======

Diluted
-------
Denominator:
 Weighted average
  shares outstanding           4,932,044        4,904,358    4,904,358   382,513
  Stock options                     -                -            -         -
  Convertible C Stock               -             127,504      127,504      -
                            -------------      ----------   ----------   -------
Total Denominator for
 diluted earnings per share    4,932,044        5,031,862    5,031,862   382,513
                            =============      ==========   ==========   =======

Diluted income (loss)
 per common share available
 to common stockholders           $(0.61)                       $0.21     $0.06
                            =============                   ==========   =======


Cash and Cash Equivalents
-------------------------

The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk
----------------------------

Cash: The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits throughout the year. At June 30, 2010, the Company had cash on deposit of approximately $856,000 in excess of federally insured limits of $250,000.

Related Parties: Net revenues from related parties accounted for approximately 13% and 8% of the consolidated net revenues for the years ended June 30, 2010 and 2009, respectively. Net management fee receivables from the related medical practices accounted for approximately 19% and 20% of the consolidated accounts receivable for the years ended June 30, 2010 and 2009, respectively.

Fair Value of Financial Instruments
-----------------------------------

The financial statements include various estimated fair value information at June 30, 2010 and 2009, as required by ASC topic 820, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


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

In December 2007, the FASB issued ASC topic 810 (formerly SFAS No. 160), "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51". ASC topic 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). ASC topic 810 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of ASC topic 810, the Company will be required to report its noncontrolling interests as a separate component of stockholders' equity. The Company will also be required to present net income allocable to the noncontrolling interest and net income attributable to the stockholders of the Company separately in its consolidated statements of income. Currently, minority interests are reported as a liability in the Company's consolidated balance sheets and the related income attributable to the minority interests is reflected as an expense in arriving at net loss. ASC topic 810 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. ASC topic 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of ASC topic 810 shall be applied prospectively. The Company adopted ASC topic 810 for our fiscal year beginning July 1, 2009, and the adoption did not have any material impact on the Company's consolidated financial position, results of operations or cash flows.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


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

In February 2010, the FASB amended ASC 855, "Subsequent Events-Amendments to Certain Recognition and Disclosure Requirements". This amends the subtopic that requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued, and no longer requires disclosure of the date through which subsequent events have been evaluated. This alleviates potential conflicts between the Subtopic 855-10 and the SEC's requirements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------

In June 2009, the FASB issued ASC topic 105 (formerly SFAS No. 168), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted
Accounting Principles". ASC topic 105 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), EITF, and related accounting literature. ASC topic 105 reorganizes the thousand of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. ASC topic 105 will be effective for financial statements issued for reporting periods that end after September 15, 2009. As the codification was not intended to change or alter existing U.S. GAAP, it will not have any impact on our consolidated financial position, results of operations and cash flows.

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

In June 2009, the FASB issued ASC 860 (formerly SFAS No. 166), "Accounting for Transfers of Financial Assets" - an amendment of FASB Statement No. 140, ASC 860 requires additional disclosures concerning a transferor's continuing involvement with transferred financial assets. ASC 860 eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company is currently evaluating the impact that the adoption of ASC 860 will have on its consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


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

In September 2009, the FASB reached final consensus on a new revenue recognition standard, ASC topic 815 (formerly EITF Issue No. 08-1), "Revenue Arrangements with Multiple Deliverables". ASC topic 815 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This Issue is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The Company is currently evaluating the potential impact of ASC topic 815 on its consolidated financial statements.

In September 2009, the EITF reached final consensus on a new revenue recognition standard, ASC topic 350 (formerly EITF Issue No. 09-3), "Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements". ASC topic 350 amends the scope of AICPA Statement of Position 97-2, Software Revenue Recognition to exclude tangible products that include software and non-software components that function together to deliver the product's essential functionality. This Issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company's fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this Issue unless it also elects early application of Issue 08-1. The Company is currently evaluating the potential impact of ASC topic 350 on its consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


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

NOTE 3 - MEDICAL RECEIVABLES

The Company was assigned medical receivables valued at $11,775,000, in connection with the satisfaction of the management fees and termination fees related to a Termination and Replacement Agreement dated May 23, 2005. The balance of the net medical receivables as of June 30, 2010 and 2009 was $25,225 and $374,225, respectively. As of June 30, 2010 and June 30, 2009, the Company's allowance for doubtful accounts totaled $1,622,000 and $1,343,500, respectively, on these receivables.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 4 - MARKETABLE SECURITIES

The following is a summary of marketable securities at June 30, 2010 and 2009:

                                        June 30, 2010
                         ------------------------------------------
                                         Unrealized     Fair Market
                             Cost           Loss           Value
                         ------------   ------------   ------------
      Equities - other    $   46,102     $  (18,489)    $   27,613
                         ============   ============   ============

                                        June 30, 2009
                         ------------------------------------------
                                         Unrealized     Fair Market
                             Cost           Loss           Value
                         ------------   ------------   ------------
      Equities - other    $   43,647     $ ( 20,995)    $   22,652
                         ============   ============   ============

All marketable securities are deemed to be available for sale.

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

Collection by the Company of its management fee receivables may be impaired by the uncollectibility of the PCs' medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 42% and 46%, respectively, of the PCs' 2010 and 2009 net revenues were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related medical practices accounted for approximately 12% and 7%, of the consolidated net revenues for the years ended June 30, 2010 and 2009, respectively.

Effective June 30, 2009, Tallahassee Magnetic Resonance Imaging, PA, Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, PA (all related medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


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


NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of June 30, 2010 and 2009 is as follows:

                                      As of June 30,
                               --------------------------
                                   2010           2009
                               -----------    -----------


Costs incurred on
  uncompleted contracts        $ 6,115,699    $10,140,938
Estimated earnings               3,659,324      7,349,914
                               -----------    -----------
                                 9,775,023     17,490,852
Less: Billings to date          12,241,037     18,041,587
                               -----------    -----------
                               $(2,466,014)   $(  550,735)
                               ===========    ===========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES (Continued)

Included in the accompanying consolidated balance sheets under the following captions:

                                      As of June 30,
                               --------------------------
                                  2010           2009
                               -----------    -----------
Costs and estimated earnings
  in excess of billings on
  uncompleted contracts        $   277,384    $ 1,475,706
Less:  Billings in excess
  of costs and estimated
  earnings on uncompleted        2,743,398      2,026,441
  contracts
                               -----------    -----------
                               $(2,466,014)   $(  550,735)
                               ===========    ===========


2)  Customer advances consist of the following:

                                        As of June 30, 2010
                              -----------------------------------------
                                               Related
                                 Total         Parties         Other
                              -----------    -----------    -----------
Total advances                $17,054,364    $    -         $17,054,364
Less: Advances on contracts
        under construction     12,241,037         -          12,241,037
                              -----------    -----------    -----------
                              $ 4,813,327    $    -         $ 4,813,327
                              ===========    ===========    ===========

                                        As of June 30, 2009
                              -----------------------------------------
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
                              ===========    ===========    ===========

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2010

NOTE 7 - INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

                                      As of June 30,
                               --------------------------
                                  2010           2009
                               -----------    -----------
Purchased parts, components
  and supplies                 $ 1,774,958    $ 2,065,528
Work-in-process                  1,051,253      1,106,869
                               -----------    -----------
                               $ 2,826,211    $ 3,172,397
                               ===========    ===========


NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2010 and 2009, is comprised of:

                                      As of June 30,
                               --------------------------
                                  2010           2009
                               -----------    -----------
Diagnostic equipment under
  capital leases               $   633,675    $   633,675
Diagnostic equipment             1,641,808      2,878,528
Research, development and
  demonstration equipment        9,605,961      9,605,961
Machinery and equipment          3,583,929      3,583,929
Furniture and fixtures           1,995,636      2,066,833
Equipment under capital leases   1,504,123      1,504,123
Leasehold improvements           4,785,102      4,981,658
Building                           939,614        939,614
                               -----------    -----------
                                24,689,848     26,194,321
Less: Accumulated depreciation
        and amortization        22,581,292     23,301,941
                               -----------    -----------
                               $ 2,108,556    $ 2,892,380
                               ===========    ===========


Depreciation and amortization of property and equipment for the years ended June 30, 2010 and 2009 was $808,163 and $1,067,496, respectively.

Equipment under capital leases has a net book value of $3,532 and $135,597 at June 30, 2010 and 2009, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 9 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2010 and 2009 are comprised of:

                                      As of June 30,
                               --------------------------
                                   2010           2009
                               -----------    -----------
Capitalized software development
  costs                        $ 6,301,702    $ 6,098,057
Patents and copyrights           3,975,327      4,170,892
                               -----------    -----------
                                10,277,029     10,268,949
Less: Accumulated amortization   5,985,610      5,348,708
                               -----------    -----------
                                $4,291,419    $ 4,920,241
                               ===========    ==========

Information related to the above intangible assets for the years ended June 30, 2010 and 2009 is as follows:

                                   2010           2009
                               -----------    -----------
Balance - Beginning of Year    $ 4,920,241    $ 4,809,564

Amounts capitalized                399,495        823,007
Abandon patents written off       (391,415)       (46,327)
Amortization                      (636,902)      (666,003)
                               -----------    -----------
Balance - End of Year          $ 4,291,419    $ 4,920,241
                               ===========    ===========

Amortization of patents and copyrights for the years ended June 30, 2010 and 2009 amounted to $134,001 and $147,530, respectively. The Company also recorded a write off of abandon patents in the amount of $391,415 and $46,327 for the years ended June 30, 2010 and June 30, 2009, respectively.

Amortization of capitalized software development costs for the years ended June 30, 2010 and 2009 was $502,901 and $518,473, respectively.

The estimated amortization of patents and copyrights and capitalized software development costs for the five years ending June 30, 2015 and thereafter is as follows:

  For the                                    Capitalized
  Years                         Patents       Software
  Ending                          and        Development
 June 30,         Total       Copyrights        Costs
-----------    -----------    -----------    -----------
   2011         $  602,232     $  148,074     $  454,158
   2012            531,003        159,737        371,266
   2013            473,134        175,871        297,263
   2014            425,860        192,005        233,855
   2015            389,093        200,072        189,021
Thereafter       1,870,097      1,516,137        353,960
-----------    -----------    -----------    -----------
                $4,291,419     $2,391,896     $1,899,523
               ===========    ===========    ===========

The weighted average amortization period for other intangible assets is 9.3 years and has no expected residual value.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 10 - NOTES RECEIVABLE

Notes receivable as of June 30, 2010 and 2009 consist of the following:

                                      As of June 30,
                                  2010           2009
                               -----------    -----------
Note Receivable -
  Sale of assets (a)           $      -       $ 2,037,100
Note Receivable - (b)               65,000         65,000
Note Receivable - (c)              185,686        259,460
Note Receivable                    136,110           -
                               -----------    -----------
Total Notes Receivable             386,796      2,361,560
Allowance                         (115,000)       (65,000)
                               -----------    -----------
Net Notes Receivable           $   271,796    $ 2,296,560
                                ===========   ===========
Current Portion                $   271,796    $   517,934
Long-Term Portion              $      -       $ 1,778,626


a) On October 27, 2009, the Company entered into an agreement with Mountain Crest Ventures LLC to assign the promissory note from Health Plus for the Asset Purchase Agreement. The Company received $1,580,862, which represented the remaining principal balance (after principal payments of $106,238) less a discount of $350,000. Mountain Crest Ventures LLC retains all rights under the original promissory note to collect all remaining payments due. The Company recorded the $350,000 loss in the financial statements for the year ended June 30, 2010.

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

b) This note receivable represents a note due from a customer for the purchase of a system. The note is payable over two years. The Company has an allowance for doubtful accounts of $65,000 as of June 30, 2010 and 2009 on this note.

c) This note receivable represents a note due from a customer for the purchase of an Upright MRI system. The note is payable in 48 consecutive equal monthly payments of principal and interest of $8,426. This note was revised January 2010 requiring 2 payments of principal and interest of $8,500 due January 29, 2010 and February 26, 2010 followed by a payment of $210,000 due March 31, 2010. An allowance for doubtful accounts of $50,000 was recorded during the year ended June 30, 2010.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 11 - ADVANCES AND NOTES TO RELATED MEDICAL PRACTICES

The Company had advanced a former subsidiary, Tallahassee Magnetic Resonance Imaging, P.A., $546,183. This balance was evidenced by a promissory note and is payable as follows: $546,183 in 40 monthly installments commencing September 2007, including interest at 6%. The balance due under this note as of June 30, 2010 was $83,423 and is due in the next year. Interest income on this note for the years ended June 30, 2010 and 2009 amounted to $10,926 and $20,818, respectively.

NOTE 12 - CAPITAL STOCK

Common Stock
------------

Cash dividends payable on the common stock shall, in all cases, be on a per share basis, one hundred twenty percent (120%) of the cash dividend payable on shares of Class B common stock and three hundred sixty percent (360%) of the cash dividend payable on a share of Class C common stock.


Class B Common Stock
--------------------

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. There were 158 of such shares outstanding at June 30, 2010 and 2009.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


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

FONAR's 1997 Nonstatutory Stock Option Plan, adopted on May 9, 1997, permits the issuance of stock options covering an aggregate of 200,000 shares of common stock of FONAR. The options may be issued at such prices and upon such terms and conditions as are determined by FONAR. The 1997 Plan terminated on May 8, 2007. During the year ended June 30, 2010, 24,390 options were forfeited, therefore of the options granted under this plan 52,672 remain outstanding.

FONAR's 2002 Incentive Stock Option Plan (the "FONAR 2002 Plan"), adopted on July 1, 2002, is intended to qualify as an incentive stock option plan under
Section 422A of the Internal Revenue Code of 1954, as amended. The FONAR 2002 Plan permits the issuance of stock options covering an aggregate of 100,000 shares of common stock of FONAR. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The FONAR 2002 Plan will terminate on June 30, 2012. As of June 30, 2010, options to purchase 50,943 shares of common stock of FONAR were available for future grant under this plan. During the year ended June 30, 2010, 3,390 options were forfeited, therefore 15,562 shares remain outstanding.

                    FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2010

NOTE 12 - CAPITAL STOCK (Continued)

Options (Continued)
-------

FONAR's 2005 Incentive Stock Option Plan (the "FONAR 2005 Plan"), adopted on February 16, 2005, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The FONAR 2005 Plan permits the issuance of stock options covering an aggregate of 80,000 shares of common stock of FONAR. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are non-transferable, are exercisable for a period not exceeding ten years, and expire upon the voluntary termination of employment. The FONAR 2005 Plan will terminate on February 14, 2015. As of June 30, 2010, 80,000 shares of common stock of FONAR were available for future grant under this Plan.

Stock option activity and weighted average exercise prices under these plans and grants for the years ended June 30, 2010 and 2009 were as follows:

                                                Weighted
                                                Average       Aggregate
                                Number of       Exercise      Intrinsic
                                 Options         Price          Value
                               -----------    -----------    -----------
Outstanding, June 30, 2008          97,401          30.66           -
Granted                                  -            -             -
Exercised                                -            -             -
Forfeited / Expired               (  1,387)         28.77           -
                               -----------    -----------    -----------
Outstanding, June 30, 2009          96,014          30.69           -
Granted                                  -            -             -
Exercised                                -            -             -
Forfeited / Expired               ( 27,780)         26.27           -
                               -----------    -----------    -----------
Outstanding, June 30, 2010          68,234          29.63           -
                               ===========    ===========    ===========

Exercisable at:
  June 30, 2009                     96,014         $30.69
  June 30, 2010                     68,234         $29.63


The range of exercise prices for options outstanding as of June 30, 2010 was as follows:

                                                Weighted
                                                Average
                                Number of       Remaining
                                 Options       Contractual
Range of Exercise Price        Outstanding    Life in Years
-----------------------        -----------    -------------

$25.00 - $28.13                     51,181         0.8
$29.00 - $37.50                     13,242         2.5
$46.88                               3,811         1.1
                               -----------
                                    68,234
                               ===========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 12 - CAPITAL STOCK (Continued)

Options (Continued)
-------

HMCA Stock Options
------------------

Stock option share activity and weighted average exercise prices under the HMCA stock option plans for the year ended June 30, 2009 was as follows:

                                               Weighted
                                               Average        Aggregate
                                Number of      Exercise       Intrinsic
                                 Options         Price          Value
                               -----------    -----------    -----------
Outstanding, June 30, 2008         660,000        $1.00           -
Expired                           (660,000)                       -
                               -----------    -----------    -----------
Outstanding, June 30, 2009            -             -             -
                               ===========    ===========
Exercisable at: June 30, 2009        -


Stock Bonus Plans
-----------------

On August 9, 2007, the Company filed a registration statement on Form S-8 to register 100,000 shares under FONAR's 2007 Stock Bonus Plan. As of June 30, 2010, no shares of common stock of FONAR were available for future grant under this plan. 67,932 shares were issued during the year ended June 30, 2010.

On April 23, 2010, the Board approved the 2010 Stock Bonus Plan. The plan entitles the Company to reserve 2,000,000 shares of common stock. On August 10, 2010, the Company filed Form S-8 to register the 2,000,000 shares.

Warrants
--------

On May 24, 2009, warrants of 42,000 shares of common stock with an exercise price of $19.75 expired and no warrants remain outstanding.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 13 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following:

                                                              June 30,
                                                    ---------------------------
                                                         2010           2009
                                                    ------------   ------------

Capital lease requiring  monthly payments of $13,623,
including  interest  at a rate of  10.51%  per  annum
through July 2010. The lease was restructured in July
2008,  requiring  twelve  monthly  payments of $6,923
followed  by 31 monthly  payments  of $9,585  through
January 2012, including interest at a rate of 11.82%.
The lease is collateralized by the related equipment. $  181,033    $   254,989

Notes  payable of $580,000  entered  into in order to
pay back a  customer  deposit of  $580,000  requiring
aggregate  monthly  payments  of  $20,106,  including
interest  at a rate of 15%  per  annum  through  June
2013. Amount due to a related party is $80,000.          580,000           -

Note payable  requiring  monthly payments of interest
at a  rate  of 7%  until  May  2009  followed  by 240
monthly  payments of $4,472 through October 2026. The
loan is collateralized by the related building.          519,203        535,684

Note payable  requiring  monthly payments of $12,150,
including  interest at a rate of 5% per annum through
August  2014  and  a  final   payment  of  $5,091  in
September 2014.                                          659,992           -

Note payable  requiring  monthly  payments of $8,325,
including interest at a rate of 10% per annum through
April 2012. The loan is from a related party.            160,176        239,685

Other  (including  capital  leases for  property  and
equipment).                                              205,830        246,032
                                                    ------------   ------------
                                                       2,306,234      1,276,390
Less: Current portion                                    667,271        357,003
                                                    ------------   ------------
                                                    $  1,638,963   $    919,387
                                                    ============   ============

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 13 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (Continued)

The maturities of long-term debt over the next five years and thereafter are as follows:

                          Years Ending
                          June 30,
                          ------------
                              2011          $  667,271
                              2012             492,371
                              2013             370,412
                              2014             250,686
                              2015              89,815
                            Thereafter         435,679
                                          ------------
                                           $ 2,306,234
                                          ============

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

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2005.

Upon the adoption and as of June 30, 2010, no liability for unrecognized tax benefits was required to be recorded. The Company does not expect its unrecognized tax benefit position to change during the next 12 months.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010

NOTE 14 - INCOME TAXES (Continued)

The Company recognized a deferred tax asset of $757,525 and a deferred tax liability of $757,525 as of June 30, 2010, primarily relating to net operating loss carryforwards of approximately $166,360,000 available to offset future taxable income through 2030. The net operating losses begin to expire in 2012 for federal tax purposes and in 2012 for state income tax purposes.

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

Components of the current provision (benefit from) for income taxes are as follows:

                              Years Ended June 30,
                          ----------------------------
                              2010            2009
                          ------------    ------------
Current:
  Federal                  $     -         $     -
  State                          -             35,931
                          ------------    ------------
                           $     -         $   35,931
                          ============    ============

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 14 - INCOME TAXES (Continued)

A reconciliation of the federal statutory income tax rate to the Company's effective tax rate as reported is as follows:

                                               Years Ended June 30,
                                               --------------------
                                                 2010       2009
                                               ---------  ---------
           Taxes at federal statutory Rate      (34.0)%     34.0%
           State and local income Taxes
            (benefit), net of Federal benefit
           Permanent differences (Decrease)      (6.0)       6.0
            increase in the valuation             1.1        4.1
             allowance and true ups              38.9      (41.0)
                                               ---------  ---------
           Effective income tax rate              0.0%       3.1%
                                               =========  =========

As of June 30, 2010, the Company has net operating loss ("NOL") carryforwards of approximately $166,360,000 that will be available to offset future taxable income. The utilization of certain of the NOLs is limited by separate return limitation year rules pursuant to Section 1502 of the Internal Revenue Code. The expiration dates of NOL carryforwards are as follows:

                            June 30,
                          ------------
                              2012        $  3,953,000
                              2013             845,000
                              2019          15,801,000
                              2020          18,718,000
                              2021          19,657,000
                              2022          19,667,000
                              2023          16,114,000
                              2024           9,257,000
                              2025              44,000
                              2026          27,001,000
                              2027          22,706,000
                              2028          10,710,000
                              2030           1,887,000
                                          ------------
                                          $166,360,000
                                          ============

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 14 - INCOME TAXES (Continued)

The Company has, for federal income tax purposes, research and development tax credit carryforwards aggregating $4,078,750, which are accounted for under the flow-through method. The tax credit carryforwards expire as follows:

                            June 30,
                          ------------
                              2012          $   70,145
                              2013             402,590
                              2019             432,195
                              2020             378,193
                              2021             448,221
                              2022             441,865
                              2023             444,970
                              2024             440,499
                              2025             285,564
                              2026             245,053
                              2027              62,208
                              2028             290,090
                              2029             117,808
                              2030              19,349
                                          ------------
                                            $4,078,750
                                          ============

In addition, for New York State income tax purposes, the Company has tax credit carryforwards, aggregating approximately $1,098,000, which are accounted for under the flow-through method. The tax credit carryforwards expire during the years ending June 30, 2012 to June 30, 2030.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 14 - INCOME TAXES (Continued)

Significant components of the Company's deferred tax assets and liabilities at June 30, 2010 and 2009 are as follows:

                                           June 30,
                                  -------------------------
                                      2010            2009
                                  -----------   -----------


Deferred tax assets:
  Allowance for doubtful accounts $ 4,453,601   $ 4,111,445
  Non-deductible accruals             227,547       233,338
  Net operating carryforwards      66,544,239    65,789,317
  Tax credits                       5,177,209     5,176,360
  Inventory capitalization for
    tax purposes                         -           39,320
  Property and equipment and
    depreciation                    1,456,302     1,315,706
  Other                                  -            3,600
                                  -----------   -----------
                                   77,858,898    76,669,086
Valuation allowance               (77,101,373)  (75,792,218)

Net deferred tax assets           -----------   -----------
                                      757,525       876,868
                                  -----------   -----------
Deferred tax liabilities:
  Capitalized software development
    Costs
                                     (757,525)     (876,868)
Gross deferred tax liabilities    -----------   -----------
                                     (757,525)     (876,868)
Net deferred tax liabilities      -----------   -----------
                                  $      -      $      -
                                  ===========   ===========

The net change in the valuation allowance for deferred tax assets increased by approximately $1,309,000 during the year ended June 30, 2010 and decreased by approximately $120,000 during the year ended June 30, 2009.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 15 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:

                                                June 30,
                                      ----------------------------
                                          2010            2009
                                      ------------    ------------
            Royalties                 $      -        $    622,780
            Accrued salaries,
              commissions and
                payroll taxes              637,856         882,038
            Accrued interest               991,795         901,286
            Litigation accruals            193,349         193,349
            Sales tax payable            2,597,352       2,433,773
            Legal and other
              professional fees            736,622         674,501
            Accounting fees                474,590         480,000
            Insurance premiums              45,989          30,336
            Penalty - Sales tax            817,353         682,500
            Penalty - 401k plan            250,000         250,000
            Purchase scanners              390,000         440,000
            Rent                           356,247         287,409
            Other                          573,916         582,070
                                       -----------     -----------
                                       $ 8,065,069     $ 8,460,042
                                       ===========     ===========


NOTE 16 - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company rents its operating facilities and certain equipment, pursuant to operating lease agreements expiring at various dates through March 2016. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

In March 2008, HMCA entered into a s sub-lease agreement with a third party. The sub-lease agreement expired on April 30, 2009. Rental income under the sub-lease agreement for the year ended June 30, 2009 amounted to $131,724. The rental income is included in the consolidated statements of operations under costs related to management and other fees - unrelated medical practices.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

Future minimum operating lease commitments consisted of the following at June 30, 2010:

                                           Facilities
                                              And
                                           Equipment
                           Year Ending     (Operating
                            June 30,         Lease)
                          ------------    ------------
                              2011         $ 2,115,057
                              2012           2,190,401
                              2013           2,200,164
                              2014           1,657,153
                              2015           1,443,857
                           Thereafter        1,096,807
                                         ------------
            Total minimum obligations      $10,703,439
                                          ============

Rent expense for operating leases approximated $2,162,000 and $1,796,000 for the years ended June 30, 2010 and 2009, respectively.

License Agreements
------------------

The Company had a license agreement, which required the Company to pay a royalty on the Company's future sales of certain MRI imaging apparatus. The licensor claimed that the Company breached its contract and was owed certain amounts under this agreement. During September 2009, the Company entered into an understanding regarding this matter with the licensor. On February 12, 2010, the Company signed a settlement agreement and release with this licensor in which the Company will pay $711,448. The Company has agreed to pay this amount plus 5% interest over a term beginning February 2010 to September 2014. The first payment in February 2010 was in the amount of $15,000 and then beginning in March 2010 the monthly payment amount is $12,150 with a final payment of $5,091 payable September 2014.

In July 2000, the Company entered into a non-exclusive sales representative agreement with an unrelated third party. The agreement requires the third party to sell at least two Fonar MRI scanners or if it does not, pay an amount equal to the Company's gross margin on the unsold MRI scanners. The Company received the gross margin payment on one scanner of $585,493 in November 2008 and applied a previously received deposit for two other gross margin payments for a total of $1,755,493 which was included in revenue for the year ended June 30, 2009. The Company received the last gross margin payment of $585,493 in July 2009, which has been included in revenue for the year ended June 30, 2010. As of April 2009, this agreement has expired.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

Employee Benefit Plans
----------------------

The Company has a non-contributory 401(k) Plan (the "401(k) Plan"). The 401(k) Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were no employer contributions to the Plan for the years ended June 30, 2010 and 2009. (see Other Matters below)

The stockholders of the Company approved the 2000 Employee Stock Purchase Plan ("ESPP") at the Company's annual stockholders' meeting in April 2000. The ESPP provides for eligible employees to acquire common stock of the Company at a discount, not to exceed 15%. This plan has not been put into effect as of June 30, 2010.

Litigation
----------

On or about June 30, 2010, one of the Company's customers, Golden Triangle Company, commenced an action against the Company and certain individual defendants employed or formerly employed by the Company, in the United States District Court for the Eastern District of New York based on the alleged wrongful failure of the Company to deliver a scanner in Kuwait. The claim alleges various causes of action including breach of contract, fraud, conspiracy to defraud and conversion. Golden Triangle Company v. Fonar Corporation et al, CV10-2933. The plaintiff seeks relief in the amount of $5,000,000. The Company believes that the plaintiff's claims are without merit and is seeking to make a motion to dismiss the complaint. However, there is no assurance that the resolution of this action will not materially and adversely affect the Company's business, financial position and results of operations or cash flows.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 16 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)
----------

In addition, the Company is party to five additional less significant actions in which the customers are seeking to obtain a return of their deposits for MRI scanners. EAB Leasing Corp et al v. Farolan, District Court of Hidalgo County, Texas ($169,500), Upright MRI of Chicago, LLC v. Fonar, Circuit Court of Cook County, Illinois ($310,000), Matt Malek Madison v. Fonar, U.S. District Court, Northern District of California ($300,000), Jack Shapiro v. Fonar Corporation, Supreme Court, Nassau County, New York ($500,000 although the actual deposit was $323,000), and Anchorage Neurological Associates, Inc., Superior Court of Alaska, Third Judicial District at Anchorage ($155,000). The Company's down payments are generally non-refundable, but in some instances, where specified conditions are met, the Company will refund a down payment. In the Farolan case, the Court granted the Company's motion for summary judgment, but the plaintiff is pursuing additional proceedings. In the Upright MRI of Chicago case, the down payment was specifically stated to be non-refundable and the case is proceeding. In the Madison case, the Court recently granted summary judgment to Madison for the deposit and prejudgment interest. The Company strongly disagree with the decision and are considering our options. In the Shapiro case, Shapiro, who was also a sales representative for the Company, and the Company is attempting to negotiate a settlement. In the Anchorage Neurological case, which was commenced on October 7, 2010, the Company had agreed to refund the $155,000 down payment if the plaintiff were unable to negotiate a satisfactory lease with its current landlord to accommodate the MRI scanner, Anchorage demanded the down payment, but declined to provide any specifics concerning the matter. However, there is no assurance that the resolution of these actions will not materially and adversely affect the company's business, financial position and results of operations or cash flows.

In addition, the Company is subject to various other legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such actions, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Stipulation Agreements
----------------------

The Company has entered into stipulation agreements with a number of its creditors that in the aggregate totals $430,289 as of June 30, 2010. The monthly payments total $46,193.

The amounts to be paid over the next two years are as follows:

                           Year Ending
                             June 30,
                          ------------
                              2011         $ 367,667
                              2012            62,622
                                           ---------
                                           $ 430,289
                                           =========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 16 - COMMITMENTS AND CONTINGENIES (Continued)

NASDAQ Notice of Non-compliance
-------------------------------

The Company's stockholder's deficiency was $5.8 million as of June 30, 2010 and has a net loss of $3.0 for the year ended June 30, 2010. As a result of the Company's failure to meet the minimum stockholders equity and net income requirements of $2.5 million and $500,000, respectively. NASDAQ could delist the Company's common stock from the NASDAQ small cap exchange.

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

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. The Company has recorded tax obligations of $2,202,000 plus interest and penalties of approximately $1,687,000. The Company is in the process of determining is regulatory requirements in order to become compliant.

The Company has determined they may not be in compliance with the Department of Labor and Internal Revenue Service regulations concerning the requirements to file Form 5500 to report activity of its 401K Employee Benefit Plan. The filings do not require the Company to pay tax, however they may be subject to penalty for non-compliance. The Company has recorded provisions for any potential penalties totaling $250,000. The amount is the Company's best estimate of potential penalties. Management is unable to determine the outcome of this uncertainty. The Company has engaged outside counsel to handle such matters to determine the necessary requirements to ensure compliance. Such non-compliance could impact the eligibilty of the plan.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 17 - OTHER INCOME

Other income consists of:

                                For the Years Ended June 30,
                                ----------------------------
                                  2010               2009
                                ---------         ----------


Income (loss) from investment   $  14,982         $ (129,228)
Litigation settlement              33,147            (17,500)
Other (expense) income             (2,455)           546,390
                                ---------         ----------
                                $  45,674         $  399,662
                                =========         ==========


NOTE 18 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2010 and 2009, the Company paid $195,269 and $308,332 for interest, respectively. During the years ended June 30, 2010 and 2009, the Company paid $0 and $35,931 for income taxes, respectively.


NOTE 19 - DUE TO RELATED MEDICAL PRACTICES

In June 2009, an entity owned by the Company's Chairman of the Board, Tallahassee Scanning Services PA, sold its Upright MRI scanning system to the Company for $550,000 in exchange for 35 monthly payments of $18,769 to be made over a three year period, commencing October 18, 2009 including interest at a rate of 10.41% per annum. The Company used this scanning system to fulfill a sales order with an unrelated customer. The balance of as of June 30, 2010 and 2009 was $435,179 and $550,000, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 20 - SEGMENT AND RELATED INFORMATION

The Company provides segment data in accordance with the provisions of ASC topic 280, "Disclosures About Segments of an Enterprise and Related Information".

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                                    Management of
                                         FONAR       Diagnostic
                                        Medical        Imaging
                                       Equipment       Centers        Totals
                                     -------------  -------------  -------------
Fiscal 2010:
-----------
Net revenues from external customers $ 20,726,727   $ 11,088,828   $ 31,815,555
Intersegment net revenues            $    930,000   $       -      $    930,000
Loss from operations                 $ (1,121,696)  $ (1,459,034)  $ (2,580,730)
Depreciation and amortization$            915,344   $    529,721   $  1,445,065
Compensatory element of stock
  issuances                          $     99,270   $       -      $     99,270
Total identifiable assets            $ 14,695,150   $  6,933,695   $ 21,628,845
Capital expenditures                 $    401,310   $     22,524   $    423,834

Fiscal 2009:
-----------

Net revenues from external customers $ 29,468,501   $ 10,253,932   $ 39,722,433
Intersegment net revenues            $    999,167   $     -        $    999,167
Income (loss) from operations        $     27,484   $ (  731,421)  $(   703,937)
Depreciation and amortization        $  1,106,230   $    673,596   $  1,779,826
Compensatory element of stock
  issuances                          $      4,061   $     -        $      4,061
Total identifiable assets            $ 17,302,361   $ 11,056,854   $ 28,359,215
Capital expenditures                 $    826,938   $     24,145   $    851,083

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010

NOTE 20 - SEGMENT AND RELATED INFORMATION (Continued)

Export Product Sales
--------------------

The Company's areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 32.4% and 25.4% of product sales revenues to third parties for the years ended June 30, 2010 and 2009, respectively.

The foreign product sales, as a percentage of product sales to unrelated parties, were made to customers in the following countries:

                          For the Years Ended June 30,
                          ----------------------------
                              2010            2009
                          ------------    ------------
              Kuwait          (0.5)%          (0.5)%
              Holland          8.3             3.4
              Germany         (0.4)            7.2
              Greece           8.3            (0.4)
              Canada          (0.1)            8.7
              Australia         -              7.0
              Puerto Rico      0.4              -
              Libya           16.4              -
                          ------------    ------------
                              32.4%           25.4%
                          ============    ============

Foreign Service and Repair Fees
-------------------------------

The Company's areas of service and repair are principally in the United States. The Company had foreign revenues of service and repair of medical equipment amounting to 7.8% and 8.1% of consolidated net service and repair fees for the years ended June 30, 2010 and 2009, respectively. The foreign service and repair fees, as a percentage of total service and repair fees, were provided principally to the following countries:

                          For the Years Ended June 30,
                          ----------------------------
                              2010            2009
                          ------------    ------------
              Spain           1.6%            1.7%
              Puerto Rico     1.1             1.0
              Switzerland    (0.1)            0.9
              Germany         0.4             0.0
              England         2.0             2.1
              Holland         1.3             1.3
              Scotland        1.0             1.0
              Canada          0.5             0.1
                          ------------    ------------
                              7.8%            8.1%
                          ============    ============

The Company does not have any material assets outside of the United States.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 21 - SALE OF CONSOLIDATED SUBSIDIARY AND INVESTMENT

Sale of Consolidated Subsidiary
-------------------------------

On September 30, 2008, the Company sold its 92.3% interest (to a related party) in an entity that provided management services to a diagnostic center in Bensonhurst, NY. The Company continues to manage other diagnostic centers in the New York region.

The related third party purchased all assets and assumed all liabilities of the diagnostic center, which included cash, the management fee receivable, furniture and fixtures and other miscellaneous assets. The purchase price for the 92.3% interest was $2,307,500, all of which was paid in cash at the time of closing.

The following is the calculation of the gain on sale of the 92.3% interest in a consolidated subsidiary:

       Selling Price - Net cash paid:                        $ 2,307,500

       Assets and liabilities sold:
             Cash                                 $ 14,487
             Management fee receivable -net        917,406
             Property and equipment - net              733
             Other assets                           34,245
             Accounts payable                      (16,412)
             Minority interest                     (91,155)
                                                 ----------
       Subtotal                                   $859,304

       Gain on sale of consolidated subsidiary               $ 1,448,196
                                                             ===========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 22 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                     (000's omitted, except per share data)

                                        For the Quarters Ended
                          ------------------------------------------------------
                          Sept. 30,   Dec. 31,   March 31,   June 30,
                             2009       2009        2010       2010      Total
                          ---------   --------   ---------   --------   --------

Total Revenues - Net      $  7,491    $ 8,213    $  7,514    $ 8,598    $31,816
Total Costs and Expenses     8,913      9,480       7,489      8,514     34,396
Net (Loss) Income           (1,741)    (1,292)         (8)        28     (3,013)
Basic Net (Loss)
  Income Per Share        $  (0.35)   $ (0.26)   $  (0.00)   $  0.01    $ (0.61)


                                         For the Quarters Ended
                          ------------------------------------------------------
                          Sept. 30,   Dec. 31,   March 31,   June 30,
                             2008       2008        2009       2009      Total
                          ---------   --------   ---------   --------   --------
Total Revenues - Net      $  6,784    $11,290    $ 11,256    $10,392    $39,722
Total Costs and Expenses     8,632     10,589      10,494     10,711     40,426
Net (Loss) Income             (450)       781         730         60      1,121
Basic and Diluted Net Loss
  Per Share               $  (0.09)   $  0.16    $   0.14    $  0.01    $  0.21

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2010


NOTE 23 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following represents a summary of allowance for doubtful accounts for the years ended June 30, 2010 and 2009, respectively:

                                Balance                                Balance
                                June 30,                               June 30,
Description                       2009       Additions    Deductions     2010
-----------------------------  -----------  ------------  ----------  ----------
Receivables from equipment
  sales and service contracts  $ 2,393,326  (1) $300,000   $404,277   $2,289,049
Management fee receivable        5,093,345  (1)  715,000       -       5,808,345
Management fee receivable from
  related medical practices      1,094,818  (1)   35,000       -       1,129,818
Medical receivables              1,343,500  (1)  278,500               1,622,000
Advance and notes to
  related parties                  264,791          -          -         264,791
Notes receivable                    65,000  (1)   50,000                 115,000


                                Balance                                Balance
                                June 30,                               June 30,
Description                       2008       Additions    Deductions     2009
-----------------------------  -----------  ------------  ----------  ----------
Receivables from equipment
  sales and service contracts  $ 2,020,208  (1) $441,951    $ 68,833  $2,393,326
Management fee receivable        3,958,733  (1)1,185,000      50,388   5,093,345
Management fee receivable from
  related medical practices      2,413,483  (1) (915,000)    403,665   1,094,818
Medical receivables                769,000  (1)  574,500        -      1,343,500
Advance and notes to
  related parties                  264,791          -           -        264,791
Note receivable                     65,000          -           -         65,000

(1)  Included in provision for bad debts.


NOTE 24 - SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date, but before the consolidated financial statements are issued.

The Company amended its certificate of incorporation decreasing the number of authorized shares of Common Stock from 30,000,000 to 8,500,000, Class B Common Stock from 800,000 to 227,000, Class C Common Stock from 2,000,000 to 567,000, Class A Non-voting Preferred Stock from 1,600,000 to 453,000 and Preferred Stock from 2,000,000 to 567,000.

During the period from July 1, 2010 through  September 30, 2010, the Company has
issued  126,608  shares  of  common  stock  to  employees  and   consultants  as
compensation valued at $188,060 under the 2010 Stock Bonus Plan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with our independent registered public accounting firm or other matters requiring disclosure under Regulation S-K, Item 304(b).


ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13(a) - 15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include many aspects of internal control over financial reporting.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2010.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended June 30, 2010, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, pursuant to Rule 13a-15 under the Exchange Act, based on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their evaluation, our Chief Executive Officer and Financial Officer have concluded that our internal control over financial reporting was effective as of June 30, 2010.

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

There was no changes in our internal controls or in other factors that could significantly affect these controls, during our fourth quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The officers and directors of the Company are set forth below:

Raymond V. Damadian, M.D.     74          President, Treasurer,
                                          Chairman of the Board
                                          and a Director

Claudette J.V. Chan           72          Director and Secretary

Robert J. Janoff              83          Director

Charles N. O'Data             74          Director

Robert Djerejian              79          Director


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

There is set forth in the following Summary Compensation Table the compensation provided by us during fiscal 2010 to our Principal Executive Officer, who also serves as our acting Principal Financial Officer. There is set forth in the following Outstanding Equity Awards Table and Director Compensation Table the required information.

I. SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------
Name and All                                      All Other       Total
Other Principal              Salary      Bonus    Compensation    Compensation
Position           Year      ($)         ($)      ($)             ($)
(a)                (b)       (c)         (d)      (i)             (j)
---------------    ----    ----------    -----    ------------    ------------
Raymond V.         2010    $57,358.12      -            -          $57,358.12
Damadian,          2009    $72,285.12      -            -          $72,285.12
PEO/ PFO           2008    $90,087.83      -            -          $90,087.83
-------------------------------------------------------------------------------


II. OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
-------------------------------------------------------------------------------
Name          Number         Option       Option
              Of             Exercise     Expiration
              Securities     Price        Date
              Underlying     ($)
              Unexercised
              Options
              (#)
              Exercisable
              (a)            (b)          (c)
----------    -----------    ---------    -----------
Raymond V.          463        28.125       12/26/10
Damadian,
PEO/PFO
-------------------------------------------------------------------------------


III. DIRECTOR COMPENSATION
-------------------------------------------------------------------------------
                             Fees Earned
                             Or Paid in
Name                         Cash ($)           Total ($)
(a)                          (b)                (c)
-------------------          -----------        ----------
Raymond V. Damadian                   0                  0

Claudette J.V. Chan          $20,160.00         $20,160.00

Robert J. Janoff             $20,000.24         $20,000.24

Charles N. O'Data            $20,000.24         $20,000.24

Robert Djerejian             $19,999.98         $19,999.98

EMPLOYEE COMPENSATION PLANS

Equity Compensation Plan Information as of June 30, 2010

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

Equity              68,234              $ 29.63                  130,943
compensation
plans
approved by
security
holders

Equity
compensation
plans not             -                    N/A                      -
approved by
security              -                     -                       -
holders
             ==============            ============            ============
Total               68,234                29.63                  130,943


Fonar's 1997 Nonstatutory Stock Option Plan, adopted on May 9, 1997 terminated on May 8, 2007. Of the options granted under this plan, 52,672 remain outstanding.

Fonar's 2002 Incentive Stock Option Plan, adopted on July 1, 2002, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 2002 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 100,000 shares of Common Stock of Fonar. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The 2002 Stock Option Plan will terminate on June 30, 2012. As of June 30, 2010, options to purchase 50,943 shares of Common Stock of Fonar were available for future grant under the plan. Of the options granted under this plan 15,562 remain outstanding.

Fonar's 2005 Incentive Stock Option Plan, adopted on February 15, 2005, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue code of 1954, as amended. The Plan permits the issuance of stock options covering an aggregate of 80,000 shares of common stock of Fonar. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are non-transferable, are exercisable for a period not exceeding ten years, and expire upon the voluntary termination of employment. The Plan will terminate on February 14, 2015. As of June 30, 2010, 80,000 shares of common stock of Fonar were available for future grant under this plan.

Fonar adopted its 2007 Stock Bonus Plan, on August 7, 2007. This Plan permits Fonar to issue an aggregate of 100,000 shares of common stock of Fonar as bonus or compensation. As of June 30, 2010, 0 shares were available for issuance.

Fonar adopted its 2010 Stock Bonus Plan, on June 28, 2010. This Plan permits Fonar to issue an aggregate of 2,000,000 shares of common stock of Fonar as bonus or compensation. As of June 30, 2010, 2,000,000 shares were available for issuance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number and percentage of shares of Fonar's securities held by each director, by each person known by us to own in excess of five percent of Fonar's voting securities and by all officers and directors as a group as of September 30, 2010.

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

Dr. Damadian remains the owner of three MRI Centers in Florida and one in Georgia. The fees payable to HMCA for its services to the Georgia MRI Center are based on the number of procedures performed, at the rate of $350 per procedure. The MRI Centers owned by Dr. Damadian in Florida pay flat rate monthly fees ranging from $113,000 and $195,000 per month. These fees are renegotiable on an annual basis.

During the fiscal years ended June 30, 2010 and June 30, 2009 the net revenues received by HMCA from the MRI Centers owned by Dr. Damadian were approximately $3.8 million and $2.9 million respectively.

During April 2009, Fair Haven Services, Inc. lent the Company $258,000. The loan bears interest at a rate of 10% per annum and is payable in 36 installments with the final payment due April 30, 2012. Dr Damadian is the President and sole stockholder of Fair Haven Services, Inc.

In June 2009, Tallahassee Scanning Services, P.A. an entity owned by Dr Damadian, sold its Upright MRI scanning system to the Company for $550,000 payable in 35 monthly installments beginning on October 18, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Marcum LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2010 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2010 were $379,165. An audit of internal controls was not required this year.

The aggregate fees billed by Marcum LLP for the audit of our annual financial statements for the fiscal year ended June 30, 2009 and our internal controls, and the reviews of the financial information included in our Forms 10-Q for the fiscal year ended June 30, 2009 were $573,885.

Audit Related Fees

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2010 or June 30, 2009 for services related to the audit or review of our financial statements that are not included under the caption "Audit Fees".

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2010 or June 30, 2009 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information.

Tax Fees

The aggregate fees billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2010 were $121,093.

The aggregate fees billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2009 were $184,768.

All Other Fees

The aggregate fees billed by Marcum LLP for all other services rendered by them during the fiscal years ended June 30, 2010 and June 30, 2009 were $59,294 and $31,776, respectively, which included services in connection with the registration of securities, employee benefit plan audits and reviews and procedures that we requested Marcum LLP to undertake to provide assurances on matters not required by laws or regulations.

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

Our audit committee believes that the provision by Marcum LLP of services in addition to audit services in fiscal 2010 and 2009 were compatible with maintaining their independence.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a)  FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements are included in Part II, Item 8.

     Report of Independent Registered Public Accounting Firm

     Consolidated Balance Sheets as at June 30, 2010 and 2009.

     Consolidated Statements of Operations for the Two Years Ended June 30, 2010 and 2009.

     Consolidated Statements of Stockholders' Equity for the Two Years Ended June 30, 2010 and 2009.

     Consolidated Statements of Cash Flows for the Two Years Ended June 30, 2010 and 2009.

     Notes to Consolidated Financial Statements.

     Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes to the financial statements.


b) REPORTS ON FORM 8-K

     Registrant's Report on Form 8-K containing the Company's Earnings Report for the first nine months of Fiscal 2010. May 18, 2010, Commission File No. 0-10248.

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

     10.35 Partnership Interest Purchase Agreement dated September 29, 2008 by and between Diagnostic Management, LLC and Raymond V. Damadian, M.D. MR Scanning Centers Management Company, incorporated by reference to Exhibit 10.35 to Form 10-K for the fiscal year ended June 30, 2008. Commission File No. 0-10248.

     10.36 2010 Stock Bonus Plan, incorporated by reference to Exhibit 99.1 to the Registrant's registration statement on Form S-8, Commission File No. 333-168771.

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

                                FONAR CORPORATION

Dated: October 13, 2010

                               By:/s/Raymond V. Damadian
                               Raymond V. Damadian, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                 Title                Date

/s/Raymond V. Damadian   Chairman of the      October 13, 2010
Raymond V. Damadian      Board of Directors,
                         President, Director
                         Principal Executive
                         Officer and Acting
                         Principal Financial
                         Officer)

/s/Claudette J.V. Chan   Secretary,           October 13, 2010
Claudette J.V. Chan      Director

/s/ Robert J. Janoff     Director             October 13, 2010
Robert J. Janoff

/s/ Charles N. O'Data    Director             October 13, 2010
Charles N. O'Data

/s/ Robert Djerejian     Director             October 13, 2010
Robert Djerejian