Form 10-Q
period 2010-09-30
FONAR CORP
filed 2010-11-19
CIK 355019

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    SEPTEMBER 30, 2010
                                        ------------------
      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
      For the transition period from              to
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES __ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                               Outstanding at October 31, 2010
-----------------------------------------       -------------------------------
Common Stock, par value $.0001                            5,137,115
Class B Common Stock, par value $.0001                          158
Class C Common Stock, par value $.0001                      382,513
Class A Preferred Stock, par value $.0001                   313,451

FONAR CORPORATION AND SUBSIDIARIES
INDEX



PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - September 30, 2010
     (Unaudited) and June 30, 2010

   Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2010 and
     September 30, 2009 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Income (Loss) for the Three Months Ended
     September 30, 2010 and September 30, 2009 (Unaudited)

   Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2010 and
     September 30, 2009 (Unaudited)


   Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. (Removed and Reserved)

Item 5. Other Information

Item 6. Exhibits

Signatures

                       FONAR CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's OMITTED)

ASSETS                                                September 30,   June 30,
                                                           2010         2010
                                                        (UNAUDITED)
Current Assets:                                         ----------   ----------
  Cash and cash equivalents                             $    1,253   $    1,299

  Marketable securities                                         32           28

  Accounts receivable - net                                  4,652        4,821

  Accounts receivable - related parties - net                  178         -

  Medical receivables - net                                     12           25

  Management fee receivable - net                            2,593        2,569

  Management fee receivable - related medical
    practices - net                                          1,982        1,922

  Costs and estimated earnings in excess of
    billings on uncompleted contracts                        1,225          277

  Inventories                                                2,535        2,826

  Advances and notes to related
    medical practices - net                                     42           83

  Notes receivable - net                                       236          272

  Prepaid expenses and other current assets                    516          553
                                                        ----------   ----------
        Total Current Assets                                15,256       14,675
                                                        ----------   ----------

Property and equipment - net                                 1,981        2,109

Other intangible assets - net                                4,190        4,291

Other assets                                                   561          554
                                                        ----------   ----------
        Total Assets                                      $ 21,988     $ 21,629
                                                        ==========   ==========


See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's OMITTED)


                                                      September 30,   June 30,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   2010         2010
                                                        (UNAUDITED)
Current Liabilities:                                    ----------   ----------
  Current portion of long-term debt and capital leases  $      590   $      579
  Current portion of long-term debt - related party             90           88
  Accounts payable                                           2,855        3,192
  Other current liabilities                                  9,512        8,065
  Unearned revenue on service contracts                      5,070        5,220
  Unearned revenue on service contracts - related parties      165         -
  Customer advances                                          5,366        4,813
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                        1,292        2,743
                                                        ----------   ----------
      Total Current Liabilities                             24,940       24,700

Long-Term Liabilities:
  Accounts payable                                              62           63
  Due to related medical practices                             228          528
  Long-term debt and capital leases,
    less current portion                                     1,422        1,567
  Long-term debt less current portion - related party           49           72
  Other liabilities                                            484          475
                                                        ----------   ----------
      Total Long-Term Liabilities                            2,245        2,705
                                                        ----------   ----------
      Total Liabilities                                     27,185       27,405
                                                        ----------   ----------

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's OMITTED, except share data)

                                                      September 30,   June 30,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                   2010         2010
  (continued)                                           (UNAUDITED)
                                                        ----------   ----------
STOCKHOLDERS' DEFICIENCY:

Class A non-voting preferred stock $.0001 par value;
453,000 and 1,600,000 shares authorized at
September 30, 2010 and June 30, 2010, respectively;
313,451 issued and outstanding at September 30, 2010
and June 30, 2010                                             -            -

Preferred stock $.001 par value; 567,000 and 2,000,000
shares authorized at September 30, 2010 and June 30, 2010,
respectively; issued and outstanding - none                   -            -

Common Stock $.0001 par value; 8,500,000 and 30,000,000
shares authorized at September 30, 2010 and June 30, 2010,
respectively; 5,112,458 and 4,985,850 issued at
September 30, 2010 and June 30, 2010, respectively;
5,100,815 and 4,974,207 outstanding at September 30, 2010
and June 30, 2010, respectively                                  1            1

Class B Common Stock $ .0001 par value; 227,000 and
800,000 shares authorized at September 30, 2010 and
June 30, 2010, respectively; (10 votes per share), 158 issued
and outstanding at September 30, 2010 and June 30, 2010       -            -

Class C Common Stock $.0001 par value; 567,000 and 2,000,000 shares authorized at September 30, 2010 and June 30, 2010,
respectively; (25 votes per share), 382,513 issued
and outstanding at September 30, 2010 and June 30, 2010       -            -

Paid-in capital in excess of par value                     172,568      172,379
Accumulated other comprehensive loss                           (15)         (19)
Accumulated deficit                                       (176,886)    (177,271)
Notes receivable from employee stockholders                   (190)        (191)
Treasury stock, at cost - 11,643 shares of common stock
  at September 30, 2010 and June 30, 2010                     (675)        (675)
                                                        ----------   ----------
      Total Stockholders' Deficiency                        (5,197)      (5,776)
                                                        ----------   ----------
      Total Liabilities and Stockholders' Deficiency    $   21,988   $   21,629
                                                        ==========   ==========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (000's OMITTED, except per share data)

                                                      FOR THE THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      -------------------------
                                                           2010         2009
REVENUES                                                ----------   ----------
  Product sales - net                                   $    2,660   $    1,563
  Service and repair fees - net                              2,689        2,757
  Service and repair fees - related parties - net               55           55
  Management and other fees - net                            2,088        1,736
  Management and other fees - related medical
    practices - net                                          1,193          795
  License fees and royalties                                  -             585
                                                        ----------   ----------
     Total Revenues - Net                                    8,685        7,491
                                                        ----------   ----------
COSTS AND EXPENSES
  Costs related to product sales                             2,506        1,657
  Costs related to service and repair fees                     665          941
  Costs related to service and repair
    fees - related parties                                      14           19
  Costs related to management and other fees                 1,313        1,268
  Costs related to management and other
    fees - related medical practices                           739          761
  Research and development                                     454          854
  Selling, general and administrative                        2,383        3,233
  Provision for bad debts                                      176          180
                                                        ----------   ----------
     Total Costs and Expenses                                8,250        8,913
                                                        ----------   ----------
Income (Loss) From Operations                                  435       (1,422)

Interest Expense                                               (94)         (79)
Interest Expense - Related Parties                              (4)         (14)
Investment Income                                               38           87
Interest Income - Related Party                                  1            4
Other Income                                                     9           33
Loss on Note Receivable                                       -            (350)
                                                        ----------   ----------
NET INCOME (LOSS)                                       $      385   $   (1,741)
                                                        ==========   ==========

Net Income (Loss) Available to Common Stockholders      $      363   $   (1,741)
                                                        ==========   ==========
Basic Net Income (Loss) Per Common Share                $     0.07   $    (0.35)
                                                        ==========   ==========
Diluted Net Income (Loss) Per Common Share              $     0.07   $    (0.35)
                                                        ==========   ==========
Basic and Diluted Income Per Share - Common C           $     0.02         N/A
                                                        ==========   ==========
Weighted Average Basic Shares Outstanding                5,012,245    4,907,942
                                                        ==========   ==========
Weighted Average Diluted Shares Outstanding              5,139,749    4,907,942
                                                        ==========   ==========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)
                                (000'S OMITTED)


                                                      FOR THE THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      -------------------------
                                                           2010         2009
                                                        ----------   ----------
Net income (loss)                                       $      385   $   (1,741)

Other comprehensive income (loss), net of tax:
    Unrealized gains on marketable securities,
      net of tax                                                 4            4
                                                        ----------   ----------
Total comprehensive income (loss)                       $      389   $   (1,737)
                                                        ==========   ==========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (000'S OMITTED)


                                                      FOR THE THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      -------------------------
                                                           2010         2009
                                                        ----------   ----------
Cash Flows from Operating Activities:
 Net income (loss)                                      $      385   $   (1,741)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                              279          366
    Provision for bad debts                                    176          180
    Stock issued for costs and expenses                         76         -
    Discount on note receivable                               -             350
    Compensatory element of stock issuances                    112           18
    (Increase) decrease in operating assets, net:
       Accounts, management fee and medical receivable(s)     (221)          82
       Notes receivable                                       -             126
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                    (947)         264
       Inventories                                             291         (280)
       Prepaid expenses and other current assets                37          128
       Other assets                                             (7)        -
       Advances and notes to related medical practices          41           43
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                       (338)         269
       Other current liabilities                             1,463           31
       Customer advances                                       552           26
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                  (1,451)         509
       Other liabilities                                        10           16
       Due to related medical practices                       (300)          15
                                                        ----------   ----------
Net cash provided by operating activities                      158          402
                                                        ----------   ----------


See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(000'S OMITTED)


                                                      FOR THE THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      -------------------------
                                                           2010         2009
                                                        ----------   ----------
Cash Flows from Investing Activities:
  Purchases of property and equipment                         -              (7)
  Costs of capitalized software development                    (24)        (105)
  Cost of patents                                              (27)         (88)

                                                        ----------   ----------
Net cash used in investing activities                          (51)        (200)
                                                        ----------   ----------

Cash Flows from Financing Activities:
  Repayment of borrowings and capital
    lease obligations                                         (155)         (57)
  Repayment of notes receivable from employee
    stockholders                                                 2            1
                                                        ----------   ----------
Net cash used in financing activities                         (153)         (56)
                                                        ----------   ----------

Net (Decrease) Increase in Cash and Cash Equivalents           (46)         146

Cash and Cash Equivalents - Beginning of Period              1,299        1,226
                                                        ----------   ----------
Cash and Cash Equivalents - End of Period               $    1,253   $    1,372
                                                        ==========   ==========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on October 13, 2010 for the fiscal year ended June 30, 2010.

Liquidity and Going Concern
---------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and assume that the Company will continue as a going concern.

At September 30, 2010, the Company had a working capital deficit of approximately $9.7 million and a stockholders' deficiency of approximately $5.2 million. For the three months ended September 30, 2010, the Company generated a net income of approximately $385,000, which included non-cash charges of approximately $643,000.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans include focusing its efforts on increased marketing campaigns, which will strengthen the demand for the Company's products and services. Management anticipates that its capital resources will improve if Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales. The Company's subsidiary, Health Management Corporation ("HMCA") will focus its efforts to market the scanning services of its customers (related and non-related professional corporations or "PCs") and to expand the number of PCs for which it performs management services. Current economic credit conditions have contributed to a slowing business environment. Given such liquidity and credit constraints in the markets, the business has and may continue to suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available, whether the terms or conditions would be acceptable to the Company. In such case, the further reduction in operating expenses as well as possible sale of other operating subsidiaries might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)


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

Earnings (Loss) Per Share
-------------------------

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with ASC topic 260-10, "Participating Securities and the Two-Class method", the Company's participating convertible securities, which include Class B common stock and Class C common stock, are not included in the computation of basic EPS for the three months ended September 30, 2009, because the participating securities do not have a contractual obligation to share in the losses of the Company. For the three months ended September 30, 2010, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of certain options or conversion of the participating convertible securities that were excluded from the diluted EPS calculation was approximately 224,000 because they were antidilutive as a result of net losses for the three months ended September 30, 2009. For the three months ended September 30, 2010, the number of common shares potentially issuable upon the exercise of certain options of 68,000 have not been included in the computation of diluted EPS since the effect would be antidilutive.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share (Continued)
-------------------------

                                     Three months ended       Three months ended
                                     September 30, 2010       September 30, 2009
                                  -------------------------   ------------------
                     (000's omitted, except per share data)

                                                    Class C
                                            Common   Common
                                   Total    Stock    Stock
Basic                             -------  -------  -------
-----
Numerator:
     Net income (loss) available
       to common stockholders     $  363   $  356   $    7         $(1,741)
                                  =======  =======  =======        ========
Denominator:
     Weighted average shares
       outstanding                          5,012      383           4,908
                                           =======  =======        ========
Basic income (loss) per common share       $ 0.07   $ 0.02         $ (0.35)
                                           =======  =======        ========

Diluted
-------
Denominator:
     Weighted average shares
       outstanding                 5,012    5,012      383           4,908
     Stock options                  -        -        -               -
     Convertible Class C Stock       128      128     -               -
                                  -------  -------  -------        --------

  Total Denominator for diluted
     earnings per share            5,140    5,140      383           4,908
                                  =======  =======  =======        ========

Diluted income (loss) per
     common share                          $ 0.07   $ 0.02         $ (0.35)
                                           =======  =======        ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements
--------------------------------

In June 2009, the FASB issued ASC 860 (formerly SFAS No. 166), "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140, ASC 860 requires additional disclosures concerning a transferor's continuing involvement with transferred financial assets. ASC 860 eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company adopted ASC topic 860 on July 1, 2010. The adoption did not have a material impact on its condensed consolidated financial statements.

In June 2009, the FASB issued ASC 810 (formerly SFAS No. 167), "Amendments to FASB Interpretation ("FIN") No. 46(R)," which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. ASC 810 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. ASC 810 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of ASC 810 did not have a material impact on the Company's condensed consolidated financial statements.

In September 2009, the FASB reached final consensus on a new revenue recognition standard, ASC topic 815 (formerly EIFT Issue No. 08-1), "Revenue Arrangements with Multiple Deliverables". ASC topic 815 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This Issue is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The adoption of ASC 815 did not have a material impact on the Company's condensed consolidated financial statements.

In September 2009, the EITF reached final consensus on a new revenue recognition standard, ASC topic 350 (formerly EITF 09-3), "Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements". ASC topic 350 amends the scope of AICPA Statement of Position 97-2, Software Revenue Recognition to exclude tangible products that include software and non-software components that function together to deliver the product's essential functionality. This Issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company's fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this Issue unless it also elects early application of Issue 08-1. The adoption of ASC 350 did not have a material impact the Company's condensed consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)


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


Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the current year
presentation.   The  reclassifcations  did  not  have  any  effect  on  reported consolidated net income (losses) for any periods presented.


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE

Medical Receivables
-------------------

The Company was assigned medical receivables valued at $11,775,000, in connection with the satisfaction of the management fees and termination fees related to a Termination and Replacement Agreement dated May 23, 2005. The balance of the net medical receivables as of September 30, 2010 and June 30, 2010 was $12,225 and $25,225, respectively. As of September 30, 2010 and June 30, 2010, the allowance for doubtful accounts totaled $1,622,000 on these receivables.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE (Continued)

Accounts Receivable and Management Fee Receivable
-------------------------------------------------

Receivables, net is comprised of the following at September 30, 2010:

                                           (000's Omitted)

                                   Gross        Allowance for
                                   Receivable   doubtful accounts      Net
                                   ----------   -----------------   ----------
Receivables from equipment
sales and service contracts         $  6,956        $  2,304         $  4,652
                                   ==========   =================   ==========
Receivables from equipment
sales and service contracts-
related parties                     $    178        $   -            $    178
                                   ==========   =================   ==========

Management fee receivables          $  8,526        $  5,933         $  2,593
                                   ==========   =================   ==========

Management fee receivables from
related medical practices ("PC's")  $  3,112        $  1,130         $  1,982
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

Collection by the Company of its management fee receivables may be impaired by the uncollectibility of the PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 47% and 49% of the PC's net revenues for the three months ended September 30, 2010 and 2009, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 13.7% and 10.6% of the consolidated net revenues for the three months ended September 30, 2010 and 2009, respectively.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)


NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

                                 (000's omitted)

                                         September 30,       June 30,
                                             2010              2010
                                         -------------      ----------
 Purchased parts, components
        and supplies                       $ 1,474           $ 1,775
     Work-in-process                         1,061             1,051
                                           -------           -------
                                           $ 2,535           $ 2,826
                                           =======           =======



NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

     1) Information relating to uncompleted contracts as of September 30, 2010 is as follows:

                                 (000's omitted)

          Costs incurred on uncompleted
            contracts                      $ 7,208
          Estimated earnings                 3,201
                                          --------
                                            10,409
          Less: Billings to date            10,476
                                          --------
                                          $    (67)
                                          ========

Included in the accompanying condensed consolidated balance sheet at September 30, 2010 under the following captions:

      Costs and estimated earnings in excess of
        billings on uncompleted contracts              $ 1,225
Less: Billings in excess of costs and estimated
        earnings on uncompleted contracts                1,292
                                                       --------
                                                       $   (67)
                                                       ========

     2)   Customer advances consist of the following as of September 30, 2010:

                                                   Related
                                        Total      Party        Other
                                       --------    --------    --------
Total Advances                         $ 15,842    $   -       $ 15,842
Less: Advances
       on contracts under construction   10,476        -         10,476
                                       --------    --------    --------
                                       $  5,366    $   -       $  5,366
                                       ========    ========    ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)


NOTE 6 - STOCKHOLDERS DEFICIENCY

On July 22, 2010, the Company amended its certificate of incorporation decreasing the number of authorized shares of Common Stock from 30,000,000 to 8,500,000, Class B Common Stock from 800,000 to 227,000, Class C Common Stock from 2,000,000 to 567,000, Class A Non-voting Preferred Stock from 1,600,000 to 453,000 and Preferred Stock from 2,000,000 to 567,000.

Common Stock
------------

During the three months ended September 30, 2010:

a) The Company issued 75,410 shares of common stock to employees and consultants as compensation valued at $112,039 under a stock bonus plan.

b) The Company issued 51,198 shares of common stock for costs and expenses of $76,021.


NOTE 7 - OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

                                 (000's omitted)

                                        September 30,             June 30,
                                           2010                     2010
                                        -------------            ----------
      Accrued salaries, commissions
         and payroll taxes               $     953                $    638
      Accrued interest                       1,037                     992
      Litigation accruals                      193                     193
      Sales tax payable                      2,609                   2,597
      Legal and other professional fees        812                     737
      Accounting fees                          359                     475
      Insurance premiums                        81                      46
      Penalty - Sales tax                      842                     817
      Penalty  - 401k plan  (see Note 11)      250                     250
      Purchase scanners (related party $700
         and $0 as of September 30, 2010
         and June 30, 2010, respectively)    1,090                     390
      Rent                                     419                     356
      Other                                    867                     574
                                         ----------               ---------
                                         $   9,512                $  8,065
                                         ==========               =========


NOTE 8 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of diagnostic imaging centers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company's 10-K as of June 30, 2010. All inter-segment sales are market-based. The Company evaluates performance based on income or loss from operations.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)


NOTE 8 - SEGMENT AND RELATED INFORMATION (Continued)

                                (000's omitted)

                                                       Management
                                                       of Diagnostic
                                            Medical    Imaging
                                            Equipment  Centers         Totals
                                            ---------  -------------  --------
For the three months ended September 30, 2010:

Net revenues from external customers        $  5,404     $   3,281    $ 8,685
Inter-segment net revenues                  $    232     $    -       $   232
Income from operations                      $     17     $     418    $   435
Depreciation and amortization               $    194     $      85    $   279
Capital expenditures                        $     51     $    -       $    51


For the three months ended September 30, 2009:

Net revenues from external customers        $  4,961     $   2,530    $ 7,491
Inter-segment net revenues                  $    232     $    -       $   232
Loss from operations                        $   (903)    $    (519)   $(1,422)
Depreciation and amortization               $    229     $     137    $   366
Capital expenditures                        $    195     $       5    $   200


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2010 and September 30, 2009, the Company paid $51,000 and $34,000 for interest, respectively.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation
----------

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2010. In the Golden Triangle Company v. Fonar Corporation et al case (U.S. District Court for the Eastern District of New York CV10-2932), the plaintiff has requested and been granted until November 29, 2010 to file an amended complaint. In the Matt Malek Madison v. Fonar case (U.S. District Court, Northern District of California), the Company filed a notice of appeal on October 28, 2010. In the Anchorage Neurological Associates, Inc. v. Fonar case, the plaintiff granted the Company an extension of time to answer until November 18, 2010. In these and the other three cases where the plaintiff is seeking a refund of a deposit paid for scanners, the Company believes that is has valid defenses to the claims and is contesting them.

The Company is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such actions, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Other Matters
-------------

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of September 30, 2010, the Company has recorded tax obligations of approximately $2,241,000 plus interest and penalties of approximately $1,757,000. The Company is in the process of determining the regulatory requirements in order to become compliant.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)


NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Other Matters (Continued)
-------------

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

NASDAQ Continued Listing
------------------------

On October 14, 2010, the Company received notification from NASDAQ that it had failed to maintain a minimum of $2,500,000 in stockholders' equity. The Company reported in its Form 10-K for the period ended June 30, 2010, stockholders deficiency of approximately of $5,776,000 and as of October 13, 2010 the Company also did not meet the alternative of market value of listed securities or net income from continuing operations. The Company has until November 29, 2010 to submit a plan to regain compliance. If the Company's plan is accepted, the Company can be granted an extension up to 180 calendar days from October 14, 2010 to be in compliance. If the plan is not accepted, the Company can request to appeal the decision to a hearing panel. If the Company if not successful at the hearing, the Company will be delisted from NASDAQ.


NOTE 11 - INCOME TAXES

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

The adoption of the provisions of ASC topic 740 did not have a material impact on the Company's consolidated financial position and results of operations. Upon the adoption and as of September 30, 2010, no liability for unrecognized tax benefits was required to be recorded. The Company does not expect its unrecognized tax benefit position to change during the next 12 months.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2010
                                   (UNAUDITED)


NOTE 11 - INCOME TAXES (Continued)

The Company recognized a deferred tax asset of $812,814 and a deferred tax liability of $812,814 as of September 30, 2010, primarily relating to net operating loss carryforwards of approximately $165,987,000 available to offset future taxable income through 2029. The net operating losses begin to expire in 2012 for federal tax purposes and in 2012 for state income tax purposes.

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


NOTE 12 - SUBSEQUENT EVENTS

During the period from  October 1, 2010 through  October 31,  2010,  the Company
issued  36,300  shares  of  common  stock  to  employees  and   consultants   as
compensation valued at $45,933 under the 2010 Stock Bonus Plan.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the three month period ended September 30, 2010, we reported a net income of $385,000 on revenues of $8.7 million as compared to net loss of $1.7 million on revenues of $7.5 million for the three month period ended September 30, 2009. We recognized an operating income of $435,000 for the three month period ended September 30, 2010 compared to an operating loss of $1.4 million for the three month period ended September 30, 2009. The principal reason for the net income in the first three months of fiscal 2011 as compared to the net loss for the first three months of fiscal 2010 was that during the first quarter of fiscal 2011, there was an increase in revenues for both product sales and management and other fees. Another reason is that we had further cost cutting programs which we implemented in January 2010.

     Overall, our revenues increased 15.9% from $7.5 million for the first three months of fiscal 2010 to $8.7 million for the first three months of fiscal 2011. Although revenues from service and repair fees decreased 2.4%, from $2.8 million for the first three months of fiscal 2010 to $2.7 million for the first three months of fiscal 2011, product sales increased 70.2%, from $1.6 million for the first three months of 2010 to $2.7 million for the first three months of fiscal 2011, and management fees increased by 29.6% from $2.5 million for the first three months of fiscal 2010 to $3.3 million for the first three months of fiscal 2011. Revenues from license fees and royalties decreased 100% from $585,000 to $0, because the license agreement under which they were generated expired.

     Due to the increase in our revenues we recognized an operating income for the three months ended September 30, 2010 of $435,000 as compared to an operating loss of $1.4 for the three months ended September 30, 2009 The increase in the operating income was principally due to the increase in revenues of 15.9%, while costs and expenses in the aggregate declined from $8.9 million in the first three months of fiscal 2010 to $8.3 million in the first three months of fiscal 2011.

     In order to reduce our operating losses and demands on our cash and other liquid reserves, we continued to pursue our program of cost cutting. During January 2010 we made further reductions in the size of our workforce and significant reductions in compensation paid to our continuing employees. These measures supplemented our previous reductions in the size of our workforce, compensation and benefits, as well as across the board reduction of expenses. These cost reductions are intended to enable us to withstand periods of lower volumes of MRI scanner sales, by keeping expenditures at levels which, if necessary, can be supported by service revenues and HMCA revenues.

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

     Trends in the first quarter of fiscal 2011 include an increase in product sales revenues and an increase in management fees, as well a decrease in our total costs and expenses, in particular in our selling, general and administrative costs, which declined by 26.3% from $3.2 million for the first three months of fiscal 2010 to $2.4 million for the first three months of fiscal 2011. We will continue to focus on our marketing efforts to improve sales performance and increase patient volume at the MRI facilities managed by HMCA in fiscal 2011. In addition, we will monitor our cost cutting program and will continue to reduce costs as necessary.

     For the three month period ended September 30, 2010, as compared to the three month period ended September 30, 2009 overall revenues from MRI product sales increased 70.2% ($2.7 million compared to $1.6 million), primarily as a result of the completion of existing contracts and reduced costs for parts.

     Service revenues for the three month period ended September 30, 2010 as compared to the three month period ended September 30, 2009 decreased 2.4% ($2.7 million compared to $2.8 million). Unrelated party service and repair fees decreased 2.5% ($2.7 million compared to $2.8 million) and related party service and repair fees remained constant at $55,000. We anticipate that there will be increases in service revenues as warranties on installed scanners expire over time.

     There were approximately $1.1 million in foreign revenues for the first three months of fiscal 2011 as compared to approximately $1.4 million in foreign revenues for the first three months of fiscal 2010, representing a decrease in foreign revenues of 21.4%. We do not regard this as a material trend, but as part of a normal variation resulting from low volumes of foreign sales.

     Overall, for the first three months of fiscal 2011, revenues for the medical equipment segment increased by 9.0% to $5.4 million from $5.0 million for the first three months of fiscal 2010. The revenues generated by HMCA increased, by 29.6%, to $3.3 million for the first three months of fiscal 2011 as compared to $2.5 million for the first three months of fiscal 2010.

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

     Costs related to product sales increased by 51.2% from $1.7 million in the first quarter of fiscal 2010 to $2.5 million in the first quarter of 2011, resulting from an increase in the manufacturing activity producing an increase in product sales revenues.

     Costs related to providing service for the first quarter decreased by 29.3% from $960,000 in the first quarter of fiscal 2010 to $679,000 in fiscal 2011, notwithstanding a decrease in service revenues of only 2.4%, from $2.8 million in the first quarter of fiscal 2010 to $2.7 million in the first quarter of fiscal 2011. We believe that an important factor in keeping service costs down is our ability to monitor the performance of customers' scanners from our facilities in Melville, New York, on a daily basis and to detect and repair any irregularities before more serious problems result.

     Overall, the operating results for our medical equipment segment improved to an operating income of $18,000 for the first three months of fiscal 2011 as compared to an operating loss of $902,000 for the first three months of fiscal 2010.

     HMCA revenues increased in the first quarter of fiscal 2011 by 29.6% to $3.3 million from $2.5 million for the first quarter of fiscal 2010, primarily due to increased revenues from our New York locations. We now manage ten sites, nine of which are equipped with FONAR UPRIGHT(R) MRI scanners. HMCA experienced an operating income of $418,000 for the first three months of fiscal 2011 compared to operating loss of $519,000 for the first three months of fiscal 2010. The greater operating income was due primarily to an increase in the management and other fees which increased due to renegotiating the annual contracts.

     HMCA cost of revenues for the first three months of fiscal 2010 as compared to the first three months of fiscal 2011 increased by 1.1% from $2.0 million to $2.1 million. The increase in HMCA's cost of revenues was primarily the result of the increased expenditures we have been making to improve HMCA revenues by our marketing efforts, which focus on the unique capability of our Upright(R) MRI Scanners to scan patients in different positions.

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

     On March 23, 2010, President Obama signed into law healthcare reform legislation in the form of PPACA. The implementation of this law will likely have a profound impact on the healthcare industry. Most of the provisions of PPACA will be phased in over the next four years and can be conceptualized as a broad framework not only to provide health insurance coverage to millions of Americans, but to fundamentally change the delivery of care by bringing together elements of health information technology, evidence-based medicine, chronic disease management, medical "homes," care collaboration and shared financial risk in a way that will accelerate industry adoption and change. There are also many provisions addressing cost containment, reductions of Medicare and other payments and heightened compliance requirements and additional penalties, which will create further challenges for providers. We are unable to predict the full impact of PPACA at this time due to the law's complexity and current lack of implementing regulations or interpretive guidance. Further complicating any effort to predict the effect of health care reform is the possibility that the PPACA will be repealed or amended. Moving forward, we believe that the federal government will likely have a greater involvement in the healthcare industry than in prior years.

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

     The increase in our consolidated net revenues of 15.9% from $7.5 million in the first quarter of fiscal 2010 to $8.7 million in the first quarter of fiscal 2011 was coupled by a decrease of 7.4% in total costs and expenses from $8.9 million in the first quarter of fiscal 2010 compared to $8.3 million in the first quarter of fiscal 2011. As a result, our loss from operations changed from $1.4 million in the first quarter of fiscal 2010 to operating income of $435,000 in the first quarter of fiscal 2011.

     Selling, general and administrative expenses decreased by 26.3% to $2.4 million in the first three months of fiscal 2011 from $3.2 million in the first three months of fiscal 2010. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, was $112,039 for the first three months of fiscal 2011 as compared to $18,000 for the first three months of fiscal 2010.

     Research and development expenses decreased by 46.8% to $454,000 for the first three months of fiscal 2011 as compared to $854,000 for the first three months of fiscal 2010.

     Interest expense in the first three months of fiscal 2011 increased to $98,000 compared to $93,000 for the first three months of fiscal 2010.

     Inventories decreased by 10.3% to $2.5 million at September 30, 2010 as compared to $2.8 million at June 30, 2010 representing the use of raw materials and components in our inventory to fill orders.

     Management fee and medical receivables increased by 1.6% to $4.6 million at September 30, 2010 from $4.5 million at June 30, 2010, primarily due to renegotiated management fee contracts with an unrelated party.

     The overall trends reflected in the results of operations for the first three months of fiscal 2011 are an increase in revenues from product sales, as compared to the first three months of fiscal 2010 ($2.7 million for the first three months of fiscal 2011 as compared to $1.6 million for the first three months of fiscal 2010), and an increase in MRI equipment segment revenues both absolutely ($5.4 million as compared to $5.0 million) and as compared to HMCA ($5.4 million or 62.2% from the MRI equipment segment as compared to $3.3 million or 37.8% from HMCA, for the first three months of fiscal 2011, as compared to $5.0 million or 66.2% from the MRI equipment segment and $2.5 million or 33.8%, from HMCA, for the first three months of fiscal 2010). Unrelated party sales constituted 100% of our medical equipment product sales for both the first three months of fiscal 2011 and of fiscal 2010.

     We are committed to improving the operating results we experienced in the first three months in fiscal 2011. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, including the availability of credit, payor reimbursement rates and policies, and unexpected expenditures or the timing of such expenditures, make it impossible to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Company's operating results.

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

     The UPRIGHT(R) MRI has also demonstrated its value for patients suffering from scoliosis. Scoliosis patients have been typically subjected to routine x-ray exams for years and must be imaged upright for an adequate evaluation of their scoliosis. Because the patient must be standing for the exam, an x-ray machine has been the only modality that could provide that service. The UPRIGHT(R) MRI is the only MRI scanner which allows the patient to stand during the MRI exam. Fonar has developed a new RF receiver and scanning protocol that for the first time allows scoliosis patients to obtain diagnostic pictures of their spines without the risks of x-rays. A recent study by the National Cancer Institute (2000) of 5,466 women with scoliosis reported a 70% increase in breast cancer resulting from 24.7 chest x-rays these patients received on the average in the course of their scoliosis treatment. The UPRIGHT(R) MRI examination of scoliosis enables the needed imaging evaluation of the degree of spine scoliosis without exposing the patient to the risk of breast cancer from x- radiation. Currently scoliosis affects more than 3,000,000 American women.

     In addition, the University of California, Los Angeles (UCLA) reported their results of their study of 1,302 patients utilizing the FONAR UPRIGHT(R) Multi- Position(TM) MRI at the 22nd Annual Meeting of the North American Spine Society on October 23, 2007. The UCLA study showed the superior ability of the Dynamic(TM) FONAR UPRIGHT(R) MRI to detect spine pathology, including spondylolisthesis, disc herniations and disc degneration, as compared to visualizations of the spine produced by traditional single position static MRIs.

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

     The Company expects marked demand for its most commanding MRI products, the FONAR UPRIGHT(R) MRI and the Fonar 360(TM) because of their exceptional features in patient diagnosis and treatment. These scanners additionally provide improved image quality and higher imaging speed because of their higher field strength of ..6 Tesla. The geometry of the FONAR UPRIGHT(R) MRI magnet and its transverse magnetic field enables the use of two detector rf coils operating in quadrature which increases the FONAR UPRIGHT(R) MRI signal to noise ratio by 40%, providing a signal to noise ratio equal to a .84T recumbent only MRI scanner.

Liquidity and Capital Resources

NASDAQ Listing

     On October 14, 2010, the Company received a deficiency letter from the NASDAQ Staff that we do not comply with the minimum $2,500,000 in the stockholders' equity criteria of the Capital Market. The deficiency letter followed the filing of the Company's Form 10-K for the fiscal year ended June 30, 2010, in which we reported a stockholders' deficiency of approximately $5,776,000. The Company also did not meet the alternative minimum listing criteria of market value of listed securities of $35 million or net income from continuing operations of $500,000. The Company has until November 29, 2010 to submit a plan to regain compliance. If the Company's plan is accepted, then the Company can be granted an extension up to 180 calendar days from October 14, 2010 to be in compliance. If the plan is not accepted, the Company can request to appeal the decision to a Hearing Panel. If the Company is not successful at the hearing, then the Company will be delisted from NASDAQ.

     Cash, cash equivalents and marketable securities remained constant at $1.3 million at June 30, 2010 and September 30, 2010. Marketable securities approximated $32,000 as of September 30, 2010, as compared to $28,000 at June 30, 2010.

     Cash provided by operating activities for the first three months of fiscal 2011 was $158,000. Cash provided by operating activities was attributable to net income of $385,000, a decrease in inventories of $291,000, an increase in other current liabilities of $1.5 million, and an increase of customer advances of $552,000 offset by an increase in costs and estimated earning in excess of billings on uncompleted contracts of $947,000, a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $1.5 million along with a decrease in accounts payable of $338,000.

     Cash used in investing activities for the first three months of fiscal 2011 was $51,000. The principal source of cash used in investing activities during the first three months of fiscal 2011 consisted mainly of capitalized software and patent costs of $51,000.

     Cash used in financing activities for the first three months of fiscal 2011 was $153,000. The principal uses of cash in financing activities during the first three months of fiscal 2011 consisted of repayment of principal on long-term debt and capital lease obligations of $155,000, offset by repayment of notes receivable from employee stockholders of $2,000.

     Total liabilities decreased by 0.8% to $27.2 million at September 30, 2010 from $27.4 million at June 30, 2010. We experienced an increase in other current liabilities from $8.1 million at June 30, 2010 to $9.5 million at September 30, 2010 offset by a decrease in long-term debt and capital leases from $1.6 million at June 30, 2010 to $1.5 million at September 30, 2010 and a decrease in accounts payable from $3.3 million at June 30, 2010 to $2.9 million at September 30, 2010, along with a decrease in billings in excess of costs and estimated earnings on uncompleted contracts from $2.7 million at June 30, 2010 to $1.3 million at September 30, 2010, and an increase in customer advances from $4.8 million at June 30, 2010 to $5.4 million at September 30, 2010. Unearned revenue on service contracts remained constant at $5.2 million at June 30, 2010 and September 30, 2010.

     As of September 30, 2010, the total of $9.5 million in other current liabilities included accrued salaries and payroll taxes of $953,000, accrued interest of $1.0 million and sales taxes of $2.6 million.

     Our working capital deficit decreased to $9.7 million at September 30, 2010 from $10.0 million at June 30, 2010. This resulted from an increase in current assets ($14.7 million at June 30, 2010 as compared to $15.3 million at September 30, 2010) particularly an increase in the current portion of costs and estimated earnings in excess of billings on uncompleted contracts of $948,000 ($277,000 at June 30, 2010 as compared to $1.2 million at September 30, 2010), and a decrease in inventories of $291,000 ($2.8 million at June 30, 2010 as compared to $2.5 million at September 30, 2010) offset by a greater increase in current liabilities ($24.7 million at June 30, 2010 as compared to $24.9 million at September 30, 2010) resulting primarily from a decrease of approximately $337,000 in the current portion of accounts payable ($3.2 million at June 30, 2010 as compared to $2.9 million at September 30, 2010) and an increase of $1.4 million in other current liabilities ($8.1 million at June 30, 2010 as compared to $9.5 million at September 30, 2010) .

     Fonar has not committed to making any significant capital expenditures in the 2011 fiscal year.

     Our business plan calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment and upgrades at competitive prices. Also critical to our business plan are improvement and expansion of the MRI facilities managed by our subsidiary HMCA.

     The Company continues to focus its efforts on increased marketing campaigns to strengthen the demand for its products and services. Management anticipates that its capital resources will improve if Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales and demand for Upright(R) scanning at the facilities HMCA manages. Current economic credit conditions have contributed to a slowing business environment. Given such liquidity and credit constraints in the markets, the business has and may continue to suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available, whether the terms or conditions would be acceptable to the Company. In such case, the further reduction in operating expenses as well as possible sale of other operating subsidiaries might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company.

     At September 30, 2010, the Company had a working capital deficiency of approximately $9.7 million and a stockholders' deficiency of approximately $5.2 million. For the three months ended September 30, 2010, the Company incurred a net income of approximately $385,000, which included non-cash charges of approximately $643,000. The Company has funded its cash flow deficit for the three months ended September 30, 2010 through cash provided by operations.

     Management anticipates that Fonar's capital resources will improve if (1) Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales, (2) service and maintenance revenues increase as the warranties on scanners expire and (3) HMCA revenues can be increased through the Company's vigorous marketing efforts. In addition, Management is exploring the possibility of equity and/or loan financing to improve liquidity. If we are not successful with our marketing efforts to increase revenues and are unable to raise debt or equity capital, we will experience a shortfall in cash, and it will be necessary to further reduce operating expenses to attempt to avoid the need to curtail our operations. Current economic, credit and political conditions have contributed to a slowing business environment for our company. The precise impact of these conditions can not be fully predicted. There can be no assurance that we would be able to secure additional funds if needed.

     The accompanying financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and assume that the Company will continue as a going concern. Although the Company's results of operations and net income have improved in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, we still had negative working capital and a stockholders' deficiency at September 30, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

     In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal controls or in other factors that could significantly affect these controls, during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2010. In the Golden Triangle Company v. Fonar Corporation et al case (U.S. District Court for the Eastern District of New York CV10-2932), the plaintiff has requested and been granted until November 29, 2010 to file an amended complaint. In the Matt Malek Madison v. Fonar case (U.S. District Court, Northern District of California, Fonar filed a notice of appeal on October 28, 2010. In the Anchorage Neurological Associates, Inc. v. Fonar case, the plaintiff granted Fonar an extension of time to answer until November 18, 2010. In these and the other three cases where the plaintiff is seeking a refund of a deposits paid for scanners, Fonar believes that it has valid defenses to the claims and is contesting them.

Item 1A - Risk Factors: Not required. We are a smaller reporting company.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - (Removed and Reserved)

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K: Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FONAR CORPORATION
                                          (Registrant)

                                          By:  /s/ Raymond V. Damadian
                                                 Raymond V. Damadian
                                                 President & Chairman
Dated:      November 19, 2010