Form 10-Q
period 2010-12-31
FONAR CORP
filed 2011-02-18
CIK 355019

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 2010
                                               -----------------
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from            to
                                             ----------    -----------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES __ NO _X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                                Outstanding at January 31, 2011
-----------------------------------------        -------------------------------
Common Stock, par value $.0001                             5,264,315
Class B Common Stock, par value $.0001                           158
Class C Common Stock, par value $.0001                       382,513
Class A Preferred Stock, par value $.0001                    313,451

FONAR CORPORATION AND SUBSIDIARIES
INDEX


PART I - FINANCIAL INFORMATION                                  PAGE

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - December 31, 2010
     (Unaudited) and June 30, 2010

   Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2010 and
     December 31, 2009 (Unaudited)

   Condensed Consolidated Statements of Operations for the Six Months Ended December 31, 2010 and
     December 31, 2009 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Income (Loss) for the Three Months Ended
     December 31, 2010 and December 31, 2009 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Income (Loss) for the Six Months Ended
     December 31, 2010 and December 31, 2009 (Unaudited)

   Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2010 and
     December 31, 2009 (Unaudited)


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

Item 5. Other Information

Item 6. Exhibits

Signatures

                       FONAR CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's OMITTED)

ASSETS
                                                         December 31,  June 30,
                                                               2010       2010
                                                          (UNAUDITED)
Current Assets:                                             ---------  ---------
  Cash and cash equivalents                                 $  1,961   $  1,299

  Marketable securities                                           33         28

  Accounts receivable - net                                    5,390      4,821

  Accounts receivable - related parties - net                    118       -

  Medical receivables - net                                        4         25

  Management fee receivable - net                              2,428      2,569

  Management fee receivable - related medical
    practices - net                                            1,751      1,922

  Costs and estimated earnings in excess of
    billings on uncompleted contracts                            273        277

  Inventories                                                  2,757      2,826

  Advances and notes to related
    medical practices - net                                     -            83

  Current portion of notes receivable                            190        272

  Prepaid expenses and other current assets                      294        553
                                                            ---------  ---------
        Total Current Assets                                  15,199     14,675
                                                            ---------  ---------

Property and equipment - net                                   3,827      2,109

Notes receivable - net                                           238          -

Other intangible assets - net                                  4,137      4,291

Other assets                                                     673        554
                                                            ---------  ---------
        Total Assets                                        $ 24,074   $ 21,629
                                                            =========  =========

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED)


                                                         December 31,   June 30,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      2010        2010
                                                          (UNAUDITED)
Current Liabilities:                                      -----------  ---------
  Current portion of long-term debt and
    capital leases                                           $ 2,231    $   579
  Current portion of long-term debt-related party                  -         88
  Accounts payable                                             2,425      3,192
  Other current liabilities                                    8,683      8,065
  Unearned revenue on service contracts                        5,834      5,220
  Unearned revenue on service contracts - related parties        110       -
  Customer advances                                            4,450      4,813
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                          1,132      2,743
                                                            ---------  ---------
      Total Current Liabilities                               24,865     24,700

Long-Term Liabilities:
  Accounts payable                                               135         63
  Due to related medical practices                               231        528
  Long-term debt and capital leases,
    less current portion                                       1,906      1,567
  Long-term debt less current portion-related party                -         72
  Other liabilities                                              494        475
                                                            ---------  ---------
      Total Long-Term Liabilities                              2,766      2,705
                                                            ---------  ---------
      Total Liabilities                                       27,631     27,405
                                                            ---------  ---------

See accompanying notes to condensed consolidated financial statements
(unaudited).

FONAR CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(000's OMITTED, except share data)

                                                         December 31,   June 30,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       2010       2010
  (continued)                                             (UNAUDITED)
                                                          -----------  ---------
STOCKHOLDERS' DEFICIENCY:

Class A non-voting preferred stock $.0001 par value;
453,000 and 1,600,000 shares authorized at
December 31, 2010 and June 30, 2010, respectively;
313,451 issued and outstanding
at December 31, 2010 and June 30, 2010                          -          -

Preferred stock $.001 par value; 567,000 and
2,000,000 shares authorized at December 31, 2010
and June 30, 2010, respectively;
issued and outstanding - none                                   -          -

Common Stock $.0001 par value; 8,500,000 and 30,000,000
shares authorized at December 31, 2010 and June 30, 2010,
respectively; 5,241,358 and 4,985,850 issued at
December 31, 2010 and June 30, 2010, respectively;
5,229,715 and 4,974,207 outstanding at December 31, 2010
and June 30, 2010, respectively                                    1          1

Class B Common Stock $ .0001 par value; 227,000 and
800,000 shares authorized at December 31, 2010 and
June 30, 2010, respectively; (10 votes per share), 158 issued
and outstanding at December 31, 2010 and June 30, 2010          -          -

Class C Common Stock $.0001 par value; 567,000 and 2,000,000 shares authorized at December 31, 2010 and June 30, 2010,
respectively; (25 votes per share), 382,513 issued
and outstanding at December 31, 2010 and June 30, 2010          -          -

Paid-in capital in excess of par value                       172,773    172,379
Accumulated other comprehensive loss                             (14)       (19)
Accumulated deficit                                         (175,523)  (177,271)
Notes receivable from employee stockholders                     (119)      (191)
Treasury stock, at cost - 11,643 shares of common stock
  At December 31, 2010 and June 30, 2010                        (675)      (675)
                                                            ---------  ---------
      Total Stockholders' Deficiency                          (3,557)    (5,776)
                                                            ---------  ---------
      Total Liabilities and Stockholders' Deficiency        $ 24,074   $ 21,629
                                                            =========  =========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (000's OMITTED, except per share data)

                                                      FOR THE THREE MONTHS ENDED
                                                                 DECEMBER 31,
                                                            --------------------
                                                               2010       2009
REVENUES                                                    ---------  ---------
  Product sales - net                                       $  1,789   $  2,961
  Service and repair fees - net                                2,653      2,629
  Service and repair fees - related parties - net                 55         55
  Management and other fees - net                              2,380      1,738
  Management and other fees - related medical
    practices - net                                            1,142        830
                                                            ---------  ---------
     Total Revenues - Net                                      8,019      8,213
                                                            ---------  ---------
COSTS AND EXPENSES
  Costs related to product sales                               1,368      2,279
  Costs related to service and repair fees                       700        978
  Costs related to service and repair
    fees - related parties                                        15         20
  Costs related to management and other fees                   1,707      1,384
  Costs related to management and other
    fees - related medical practices                             633        745
  Research and development                                       153        777
  Selling, general and administrative                          1,745      3,100
  Provision for bad debts                                        255        197
                                                            ---------  ---------
     Total Costs and Expenses                                  6,576      9,480
                                                            ---------  ---------
Income (Loss) From Operations                                  1,443     (1,267)

Interest Expense                                                (137)       (90)
Interest Expense - Related Party                                -            (5)
Investment Income                                                 58         66
Interest Income - Related Party                                    -          3
Other (Expense) Income                                            (1)         1
                                                            ---------  ---------
NET INCOME (LOSS)                                           $  1,363   $( 1,292)
                                                            =========  =========
Net Income Available to Class C Common Stockholders         $     25       N/A
                                                            =========  =========
Net Income (Loss) Available to Common Stockholders          $  1,261   $ (1,292)
                                                            =========  =========
Basic Net Income (Loss) Per Common Share                    $   0.25   $  (0.26)
                                                            =========  =========
Diluted Net Income (Loss) Per Common Share                  $   0.24   $  (0.26)
                                                            =========  =========
Basic and Diluted Income Per Share-Common C                 $   0.06      N/A
                                                            =========  =========
Weighted Average Basis Shares Outstanding                   5,149,499  4,916,275
                                                            =========  =========
Weighted Average Diluted Shares Outstanding                 5,277,003  4,916,275
                                                            =========  =========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (000's OMITTED, except per share data)

                                                        FOR THE SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                            --------------------
                                                               2010       2009
REVENUES                                                    ---------  ---------
  Product sales - net                                        $ 4,448    $ 4,524
  Service and repair fees - net                                5,342      5,386
  Service and repair fees - related parties - net                110        110
  Management and other fees - net                              4,469      3,473
  Management and other fees - related medical
    practices - net                                            2,335      1,625
  License fees and royalties                                    -           585
                                                            ---------  ---------
     Total Revenues - Net                                     16,704     15,703
                                                            ---------  ---------
COSTS AND EXPENSES
  Costs related to product sales                               3,873      3,936
  Costs related to service and repair fees                     1,366      1,919
  Costs related to service and repair
    fees - related parties                                        28         39
  Costs related to management and other fees                   3,021      2,651
  Costs related to management and other
    fees - related medical practices                           1,372      1,505
  Research and development                                       607      1,631
  Selling, general and administrative                          4,128      6,333
  Provision for bad debts                                        431        377
                                                            ---------  ---------
     Total Costs and Expenses                                 14,826     18,391
                                                            ---------  ---------
Income (Loss) From Operations                                  1,878    ( 2,688)

Interest Expense                                             (   231)   (   169)
Interest Expense - Related Party                             (     4)   (    19)
Investment Income                                                 96        153
Interest Income - Related Party                                    1          6
Other Income                                                       8         34
Loss on Note Receivable                                            -    (   350)
                                                            ---------  ---------
NET INCOME (LOSS)                                           $  1,748   $( 3,033)
                                                            =========  =========
Net Income Available to Class C Common Stockholders         $     32       N/A
                                                            =========  =========
Net Income (Loss) Available to Common Stockholders          $  1,618   $( 3,033)
                                                            =========  =========
Basic Net Income (Loss) Per Common Share                    $   0.32   $  (0.62)
                                                            =========  =========
Diluted Net Income (Loss) Per Common Share                  $   0.31   $  (0.62)
                                                            =========  =========
Basic and Diluted Income Per Share-Common C                 $   0.08       N/A
                                                            =========  =========
Weighted Average Basic Shares Outstanding                   5,080,872  4,912,108
                                                            =========  =========
Weighted Average Diluted Shares Outstanding                 5,208,376  4,912,108
                                                            =========  =========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (000'S OMITTED)

                                                      FOR THE THREE MONTHS ENDED
                                                                DECEMBER 31,
                                                            --------------------
                                                               2010       2009
                                                            ---------  ---------
Net income (loss)                                           $  1,363   $ (1,292)

Other comprehensive income (losses), net of tax:
    Unrealized gains on marketable securities,
      net of tax                                                   1          2
                                                            ---------  ---------
Total comprehensive income (loss)                           $  1,364   $ (1,290)
                                                            =========  =========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)
                                (000'S OMITTED)


                                                        FOR THE SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                            --------------------
                                                               2010       2009
                                                            ---------  ---------
Net income (loss)                                           $  1,748   $ (3,033)

Other comprehensive income, net of tax:
    Unrealized gains on marketable securities,
      net of tax                                                   5          6
                                                            ---------  ---------
Total comprehensive income (loss)                           $  1,753   $( 3,027)
                                                            =========  =========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (000'S OMITTED)

                                                        FOR THE SIX MONTHS ENDED
                                                               DECEMBER 31,
                                                            --------------------
                                                              2010       2009
                                                            ---------  ---------
Cash Flows from Operating Activities:
 Net income (loss)                                          $  1,748   $ (3,033)
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
    Depreciation and amortization                                872        732
    Abandoned patents written off                               -            62
  Provision for bad debts                                        431        377
    Discount on note receivable                                 -           350
    Stock issued for costs and expenses                          247       -
    Compensatory element of stock issuances                      118         18
 (Increase) decrease in operating assets, net:
     Accounts, management fee and medical receivable(s)         (469)      (321)
     Notes receivable                                           (291)       139
     Costs and estimated earnings in excess of
       billings on uncompleted contracts                           5        219
     Inventories                                                  70        334
     Prepaid expenses and other current assets                   259        132
     Other assets                                               (119)        (1)
     Advances and notes to related medical practices              83         81
Increase (decrease) in operating liabilities, net:
     Accounts payable                                           (694)      (157)
     Other current liabilities                                 1,328        592
     Customer advances                                          (364)    (1,998)
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                      (1,611)     1,087
     Other liabilities                                            19         31
     Due to related medical practices                           (296)         1
                                                            ---------  ---------
Net cash provided by (used in) operating activities            1,336    ( 1,355)
                                                            ---------  ---------

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (000'S OMITTED)

                                                        FOR THE SIX MONTHS ENDED
                                                                DECEMBER 31,
                                                            --------------------
                                                               2010       2009
                                                            ---------  ---------
Cash Flows from Investing Activities:
  Sales of marketable securities                                  (1)      -
  Purchases of property and equipment                           -           (10)
  Costs of capitalized software development                      (66)      (223)
  Cost of patents                                                (82)      (140)
  Proceeds from note receivable                                 -         1,581

                                                            ---------  ---------
Net cash (used in) provided by investing activities             (149)     1,208
                                                            ---------  ---------

Cash Flows from Financing Activities:
  Repayment of borrowings and capital
    lease obligations                                           (597)       (80)
  Repayment of notes receivable from employee
    stockholders                                                  72         72
                                                            ---------  ---------
Net cash used in financing activities                           (525)        (8)
                                                            ---------  ---------

Net Increase (Decrease) in Cash and Cash Equivalents             662       (155)

Cash and Cash Equivalents - Beginning of Period                1,299      1,226
                                                            ---------  ---------
Cash and Cash Equivalents - End of Period                   $  1,961   $  1,071
                                                            =========  =========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2010, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on October 13, 2010 for the fiscal year ended June 30, 2010.

Liquidity and Going Concern
---------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and assume that the Company will continue as a going concern.

At December 31, 2010, the Company had a working capital deficit of approximately $9.7 million and a stockholders' deficiency of approximately $3.6 million. For the six months ended December 31, 2010, the Company generated a net income of approximately $1.7 million, which included non-cash charges of approximately $1.7 million.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)


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

Earnings (Loss) Per Share
-------------------------

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with ASC topic 260-10, "Participating Securities and the Two-Class method", the Company's participating convertible securities, which include Class B common stock and Class C common stock, are not included in the computation of basic EPS for the three and six months ended December 31, 2009, because the participating securities do not have a contractual obligation to share in the losses of the Company. For the three and six months ended December 31, 2010, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of certain options or conversion of the participating convertible securities that were excluded from the diluted EPS calculation was approximately 224,000 because they were antidilutive as a result of net losses for the three and six months ended December 31, 2009. For the three and six months ended December 31, 2010, the number of common shares potentially issuable upon the exercise of certain options of 68,000 have not been included in the computation of diluted EPS since the effect would be antidilutive.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share (Continued)
-------------------------

                                     Three months ended       Three months ended
                                     December 31, 2010        December 31, 2009
                                   -----------------------    ------------------
                                     (000's omitted, except per share data)
                                                   Class C
                                            Common  Common
                                    Total   Stock   Stock
Basic                              ------- ------- -------
-----
Numerator:
    Net income (loss) available
      to common stockholders       $ 1,286 $ 1,261 $    25         $(1,292)
                                   ======= ======= =======         ========
Denominator:
    Weighted average shares
      outstanding                            5,149     383           4,916
                                           ======= =======         ========
Basic income (loss) per common share       $  0.25 $  0.06         $ (0.26)
                                           ======= =======         ========

Diluted
-------
Denominator:
    Weighted average shares
      outstanding                    5,149   5,149     383           4,916
    Stock options                     -       -       -               -
    Convertible Class C Stock          128     128    -               -
                                   ------- ------- -------         --------

    Total Denominator for diluted
      earnings per share             5,277   5,277     383           4,916
                                   ======= ======= =======         ========

    Diluted income (loss) per
      common share                         $  0.24   $0.06         $ (0.26)
                                           ======= =======         ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share (Continued)
-------------------------

                                      Six months ended        Six months ended
                                      December 31, 2010       December 31, 2009
                                   -----------------------    ------------------
                                     (000's omitted, except per share data)
                                                   Class C
                                            Common  Common
                                    Total   Stock   Stock
Basic                              ------- ------- -------
-----
Numerator:
    Net income (loss) available
      to common stockholders       $ 1,650 $ 1,618 $    32         $(3,033)
                                   ======= ======= =======         ========
Denominator:
    Weighted average shares
      outstanding                            5,081     383           4,912
                                           ======= =======         ========
Basic income (loss) per common share       $  0.32 $  0.08         $ (0.62)
                                           ======= =======         ========

Diluted
-------
Denominator:
    Weighted average shares
      outstanding                    5,081   5,081     383           4,912
    Stock options                  -          -       -               -
    Convertible Class C Stock          128     128    -               -
                                   ------- ------- -------         --------

    Total Denominator for diluted
      earnings per share             5,209   5,209     383           4,912
                                   ======= ======= =======         ========

    Diluted income (loss) per
      common share                         $  0.31 $  0.08         $ (0.62)
                                           ======= =======         ========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)


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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)


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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)


NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE

Medical Receivables
-------------------

The Company was assigned medical receivables valued at $11,775,000, in connection with the satisfaction of the management fees and termination fees related to a Termination and Replacement Agreement dated May 23, 2005. The balance of the net medical receivables as of December 31, 2010 and June 30, 2010 was $4,225 and $25,225, respectively. As of December 31, 2010 and June 30, 2010, the allowance for doubtful accounts totaled $1,622,000 on these receivables.

Accounts Receivable and Management Fee Receivable
-------------------------------------------------

Receivables, net is comprised of the following at December 31, 2010:

                                               (000's Omitted)

                                   Gross        Allowance for
                                   Receivable   doubtful accounts      Net
                                   ----------   -----------------   ----------
Receivables from equipment
sales and service contracts         $  7,318        $  1,928         $  5,390
                                   ==========   =================   ==========
Receivables from equipment
sales and service contracts-
related parties                     $    118        $   -            $    118
                                   ==========   =================   ==========

Management fee receivables          $  8,486        $  6,058         $  2,428
                                   ==========   =================   ==========

Management fee receivables from
related medical practices ("PC's")  $  2,825        $  1,074         $  1,751
                                   ==========   =================   ==========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)


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

Collection by the Company of its management fee receivables may be impaired by the uncollectibility of the PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 32% and 47% of the PC's net revenues for the six months ended December 31, 2010 and 2009, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 14.0% and 10.3% of the consolidated net revenues for the six months ended December 31, 2010 and 2009, respectively.

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


NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

                                 (000's omitted)

                                         December 31,       June 30,
                                             2010              2010
                                        ------------        ---------
 Purchased parts, components
        and supplies                       $ 1,890           $ 1,775
     Work-in-process                           867             1,051
                                           -------           -------
                                           $ 2,757           $ 2,826
                                           =======           =======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)


NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

     1) Information relating to uncompleted contracts as of December 31, 2010 is as follows:

                                 (000's omitted)
          Costs incurred on uncompleted contracts           $ 8,184
          Estimated earnings                                  3,691
                                                            --------
                                                             11,875
          Less: Billings to date                             12,734
                                                            --------
                                                            $(  859)
                                                            ========

          Included in the accompanying condensed consolidated balance sheet at December 31, 2010 under the following captions:

          Costs and estimated earnings in excess of
             billings on uncompleted contracts              $   273
          Less: Billings in excess of costs and estimated
             earnings on uncompleted contracts                1,132
                                                            --------
                                                            $(  859)
                                                            ========

     2)   Customer advances consist of the following as of December 31, 2010:

                                                    Related
                                          Total       Party       Other
                                        --------    ---------    --------
          Total Advances                $ 17,184    $   --       $ 17,184
          Less: Advances on contracts
                  under construction      12,734        --        12,734
                                        --------    ---------    --------
                                        $  4,450    $   --       $ 4,450
                                        ========    =========    ========


NOTE 6 - STOCKHOLDERS DEFICIENCY

On July 22, 2010, the Company amended its certificate of incorporation decreasing the number of authorized shares of Common Stock from 30,000,000 to 8,500,000, Class B Common Stock from 800,000 to 227,000, Class C Common Stock from 2,000,000 to 567,000, Class A Non-voting Preferred Stock from 1,600,000 to 453,000 and Preferred Stock from 2,000,000 to 567,000.

Common Stock
------------

During the six months ended December 31, 2010:

     a) The Company issued 135,310 shares of common stock to employees and consultants as compensation valued at $181,976 under a stock bonus plan.

     b) The Company issued 120,198 shares of common stock for costs and expenses of $182,823.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)


NOTE 7 - OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

                                 (000's omitted)

                                              December 31,   June 30,
                                                 2010           2010
                                               ---------      ---------
          Accrued salaries, commissions
             and payroll taxes                 $     851      $    638
          Accrued interest                         1,079           992
          Litigation accruals                        193           193
          Sales tax payable                        2,819         2,597
          Legal and other professional fees          789           737
          Accounting fees                            257           475
          Insurance premiums                          74            46
          Penalty - Sales tax                        867           817
          Penalty  - 401k plan  (see Note 11)        250           250
          Purchase scanners                          337           390
          Rent                                       433           356
          Other                                      734           574
                                               ---------      ---------
                                               $   8,683      $  8,065
                                               =========      =========


NOTE 8 - ACQUISITION OF FAIR HAVEN SERVICES

On October 1, 2010, the Company purchased 100% of the stock of Fair Haven Services, an entity wholly owned by Raymond V. Damadian for $10. The entity is in the business of leasing medical equipment to various unrelated PCs. The transaction was accounted for as a merger of commonly-controlled entities. The carring value of the assets acquired and liabilities assumed consisted of the following:


                       Accounts Receivable        $  182,000
                       Equipment                   2,288,703
                       Short term portion of debt (1,733,955)
                       Other accrued expenses        (13,955)
                       Long term debt less
                          current portion           (693,829)
                                                   ---------
                       Net Capital Contributed    $   28,964
                                                   =========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)


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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                (000's omitted)
                                                         Management
                                                         of Diagnostic
                                              Medical    Imaging
                                              Equipment  Centers        Totals
                                              ---------  -------------  -------
For the three months ended December 31, 2010:

Net revenues from external customers          $  4,496   $   3,523      $ 8,019
Inter-segment net revenues                    $    225   $     -        $   225
Income from operations                        $    943   $     500      $ 1,443
Depreciation and amortization                 $    218   $     375      $   593
Capital expenditures                          $     97   $     -        $    97

For the three months ended December 31, 2009:

Net revenues from external customers          $  5,645   $   2,568      $ 8,213
Inter-segment net revenues                    $    233   $     -        $   233
Loss from operations                          $ (  756)  $   ( 511)     $(1,267)
Depreciation and amortization                 $    229   $     137      $   366
Capital expenditures                          $    170   $       3      $   173

For the six months ended December 31, 2010:

Net revenues from external customers          $  9,900   $   6,804      $16,704
Inter-segment net revenues                    $    457   $     -        $   457
Income from operations                        $    960   $     918      $ 1,878
Depreciation and amortization                 $    412   $     460      $   872
Capital expenditures                          $    148   $     -        $   148

For the six months ended December 31, 2009:

Net revenues from external customers          $ 10,605   $   5,098      $15,703
Inter-segment net revenues                    $    465   $     -        $   465
Loss from operations                          $ (1,658)  $  (1,030)     $(2,688)
Depreciation and amortization                 $    458   $     274      $   732
Capital expenditures                          $    365   $       8      $   373

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended December 31, 2010 and December 31, 2009, the Company paid $146,000 and $88,000 for interest, respectively.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation
----------

There were no material changes in litigation from that reported in our Form 10- K for the fiscal year ended June 30, 2010. In the Golden Triangle Company v. Fonar Corporation et al case (U.S. District Court for the Eastern District of New York CV10-2932), the Company has made a motion to dismiss the plaintiff's amended complaint. In the Matt Malek Madison v. Fonar case (U.S. District Court, Northern District of California), the Company filed a notice of appeal on October 28, 2010 and is appealing the judgement. In the Anchorage Neurological Associates, Inc. v. Fonar case, a stipulation of settlement agreement was entered into on December 23, 2010 to pay Anchorage their deposit in monthly payments until March 2014.

The Company is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such actions, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Other Matters
-------------

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of December 31, 2010, the Company has recorded tax obligations of approximately $2,446,000 plus interest and penalties of approximately $1,828,000. The Company is in the process of determining the regulatory requirements in order to become compliant.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)


NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)


NASDAQ Continued Listing
------------------------

On October 14, 2010, the Company received notification from NASDAQ that it had failed to maintain a minimum of $2,500,000 in stockholders' equity. The Company reported in its Form 10-K for the period ended June 30, 2010, stockholders deficiency of approximately of $5,776,000 and as of October 13, 2010 the Company also did not meet the alternative of market value of listed securities or net income from continuing operations. The Company had until November 29, 2010 to submit a plan to regain compliance. The Company submitted its plan of compliance which included among other actions, a plan to acquire additional Upright MRI facilities. The NASDAQ Staff requested additional information concerning the acquisition and gave the Company until the first week in January 2011 to negotiate a definitive agreement for the acquisition. When the Company was unable to negotiate a definitive agreement, the Staff issued a delisting letter. The Company appealed the Staff's determination letter to the NASDAQ listing Qualifications Panel and made its pre-hearing submission on February 4, 2011. The hearing is scheduled for February 24, 2011. If the Company's plan is accepted by the Panel, then the Company can be granted an extension up to 180 calendar days from October 14, 2010 to be in compliance. If the Company is not successful at the hearing, then the Company will be delisted from NASDAQ.


NOTE 12 - INCOME TAXES

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2010
                                   (UNAUDITED)


NOTE 12 - INCOME TAXES (Continued)

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2005.

The adoption of the provisions of ASC topic 740 did not have a material impact on the Company's consolidated financial position and results of operations. Upon the adoption and as of December 31, 2010, no liability for unrecognized tax benefits was required to be recorded. The Company does not expect its unrecognized tax benefit position to change during the next 12 months.

The Company recognized a deferred tax asset of $875,708 and a deferred tax liability of $875,708 as of December 31, 2010, primarily relating to net operating loss carryforwards of approximately $164,865,000 available to offset future taxable income through 2029. The net operating losses begin to expire in 2012 for federal tax purposes and in 2012 for state income tax purposes.

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

NOTE 13 - SUBSEQUENT EVENTS

During the period from  January 1, 2011 through  January 31,  2011,  the Company
issued  34,600  shares  of  common  stock  to  employees  and   consultants   as
compensation valued at $49,478 under the 2010 Stock Bonus Plan.

                       FONAR CORPORATION AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     For the six month period ended December 31, 2010, we reported a net income of $1.7 million on revenues of $16.7 million as compared to net loss of $3.0 million on revenues of $15.7 million for the six month period ended December 31, 2009. We recognized an operating income of $1.9 million for the six month period ended December 31, 2010 compared to an operating loss of $2.7 million for the six month period ended December 31, 2009. The principal reasons for our net income in the first six months of fiscal 2011 as compared to our net loss for the first six months of fiscal 2010 were that during the first half of fiscal 2011, there was an increase in revenues for management and other fees and a decrease in costs and expenses, particularly in selling, general and administrative expenses and in research and development, which we recognized from further cost cutting programs implemented in January 2010.

     For the three month period ended December 31, 2010, we reported net income of $1.4 million on revenues of $8.0 million as compared to net loss of $1.3 million on revenues of $8.2 million for the three month period ended December 31, 2009.

     Overall, our revenues increased 6.4% from $15.7 million for the first six months of fiscal 2010 to $16.7 million for the first six months of fiscal 2011. Although revenues from service and repair fees remained constant at $5.5 million from the first six months of fiscal 2010 to the first six months of fiscal 2011, and product sales decreased 1.7%, from $4.5 million for the first six months of 2010 to $4.4 million for the first six months of fiscal 2011, management fees increased by 33.5% from $5.1 million for the first six months of fiscal 2010 to $6.8 million for the first six months of fiscal 2011. Revenues from license fees and royalties decreased 100% from $585,000 to $0, because the license agreement under which they were generated expired.

     Due to the increase in our revenues and the decrease in our costs and expenses, we recognized an operating income for the six months ended December 31, 2010 of $1.9 million as compared to an operating loss of $2.7 for the six months ended December 31, 2009. The increase in the operating income was principally due to the decrease in costs and expenses of 19.4%, from $18.4 million in the first six months of fiscal 2010 to $14.8 million in the first six months of fiscal 2011, and an increase of revenues of 6.4%, from $15.7 million in the first six months of fiscal 2010 to $16.7 million in the first six months of fiscal 2011.

     During January 2010 we made further reductions in the size of our workforce and significant reductions in compensation paid to our continuing employees. These measures supplemented our previous reductions in the size of our workforce, compensation and benefits, as well as across the board reduction of expenses. These cost reductions are intended to enable us to withstand periods of lower volumes of MRI scanner sales, by keeping expenditures at levels which, if necessary, can be supported by service revenues and diagnostic facility management revenues.

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

     Trends in the first half of fiscal 2011 include an increase in management and other fee revenues, as well a decrease in our total costs and expenses, in particular in our selling, general and administrative costs, which declined by 34.8% from $6.3 million for the first six months of fiscal 2010 to $4.1 million for the first six months of fiscal 2011. We will continue to focus on our marketing efforts to improve sales performance and increase patient volume at the MRI facilities managed by HMCA in fiscal 2011. In addition, we will monitor our cost cutting program and will continue to reduce costs as necessary.

     For the three month period ended December 31, 2010, as compared to the three month period ended December 31, 2009 overall revenues from MRI product sales decreased 39.6% ($1.8 million compared to $3.0 million), and for the six month period ended December 31, 2010, as compared to the six month period ended December 31, 2009 overall revenues from MRI product sales decreased 1.7% ($4.4 million compared to $4.5 million).

     Service revenues for the three month period ended December 31, 2010 as compared to the three month period ended December 31, 2009 remained constant at $2.7 million. Unrelated party service and repair fees increased 0.9% ($2.7 million compared to $2.6 million) and related party service and repair fees remained constant at $55,000. We anticipate that there will be increases in service revenues as warranties on installed scanners expire over time.

     Service revenues for the six month period ended December 31, 2010 as compared to the six month period ended December 31, 2009 remained constant at
5.5 million. Unrelated party service and repair fees decreased 0.8% ($5.3 million compared to $5.4 million) and related party service and repair fees remained constant at $110,000.

     There were approximately $1.6 million in foreign revenues for the first six months of fiscal 2011 as compared to approximately $2.9 million in foreign revenues for the first six months of fiscal 2010, representing an decrease in foreign revenues of 44.8%. We do not regard this as a material trend, but as part of a normal variation resulting from low volumes of foreign sales.

     Overall, for the first six months of fiscal 2011, revenues for the medical equipment segment decreased by 6.6% to $9.9 million from $10.6 million for the first six months of fiscal 2010. The revenues generated by HMCA increased by 33.4%, to $6.8 million for the first six months of fiscal 2011 as compared to $5.1 million for the first six months of fiscal 2010. This trend reflects an increase in the percentage of our revenues arrived from our diagnostic facilities management segment relative to our medical equipment segment (40% for the first six months of fiscal 2011 relative to 32.5% for the first six months of fiscal 2010). The increase in HMCA revenues was the result of increased marketing efforts.

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

     Costs related to product sales decreased by 40.0% from $2.3 million in the second quarter of fiscal 2010 to $1.4 million in the second quarter of 2011, resulting from a decrease in the manufacturing activity producing a decrease in product sales revenues. Costs related to product sales remained constant at $3.9 million in the first six months of fiscal 2010 and 2011.

     Costs related to providing service for the second quarter decreased by 28.4% from $998,000 in the second quarter of fiscal 2010 to $715,000 in fiscal 2011, notwithstanding a decrease in service revenues of only 0.9%, from $2.7 million in the second quarter of fiscal 2010 to $2.7 million in the second quarter of fiscal 2011. We believe that an important factor in keeping service costs down is our ability to monitor the performance of customers' scanners from our facilities in Melville, New York, on a daily basis and to detect and repair any irregularities before more serious problems result.

     Costs related to providing service for the first six months decreased by 28.8% from $2.0 million in the six months of fiscal 2010 to $1.4 million in fiscal 2011, notwithstanding service revenues remained constant at $5.5 million over the same period.

     Overall, the operating results for our medical equipment segment improved to an operating income of $943,000 for the second quarter of fiscal 2011 as compared to an operating loss of $756,000 for the second quarter of 2010, and an operating income of $960,000 for the first six months of fiscal 2011 as compared to an operating loss of $1.7 million for the first six months of fiscal 2010.

     HMCA revenues increased in the second quarter of fiscal 2011 by 37.1% to $3.5 million from $2.6 million for the second quarter of fiscal 2010, primarily due to increased revenues from our New York locations. Part of this increase in revenues was due to HMCA's acquisition of Fair Haven Services, Inc. ("Fairhaven") from Dr. Raymond V. Damadian, the President, Chairman of the Board and principal stockholder of the Company for $10 effective as of October 1, 2010. Fairhaven is the Company which leases the MRI scanners to the New York sites managed by HMCA. The transaction was accounted for as a merger of commonly-controlled entities.

     HMCA revenues for the first six months of fiscal 2011 increased by 33.4% from $5.1 million in the first six months of fiscal 2010 to $6.8 million in the first six months of fiscal 2011. We now manage nine sites all of which are equipped with FONAR UPRIGHT(R) MRI scanners. HMCA experienced an operating income of $918,000 for the first six months of fiscal 2011 compared to operating loss of $1.0 million for the first six months of fiscal 2010. The greater operating income was due primarily to an increase in the management and other fees which increased due to renegotiating the annual contracts, and the increased revenues recognized by leasing the MRI scanners to the New York sites commencing with the acquisition of Fairhaven at the beginning of the second quarter of fiscal 2011.

     HMCA cost of revenues for the six months of fiscal 2010 as compared to the first six months of fiscal 2011 increased by 5.7% from $4.2 million to $4.4 million. The increase in HMCA's cost of revenues was primarily the result of the increased expenditures we have been making to improve HMCA revenues by our marketing efforts, which focus on the unique capability of our Upright(R) MRI Scanners to scan patients in different positions.

     On March 23, 2010, President Obama signed into law healthcare reform legislation in the form of the Patient Protection and Affordable Care Act (PPACA). The implementation of this law could have a profound impact on the healthcare industry. Most of the provisions of PPACA will be phased in over the next four years. In 2011, however, the House of Representatives voted to repeal PPACA; the Senate, however, narrowly defeated the bill to repeal the Act. Over half the States have brought or joined lawsuits challenging the Act and two federal district courts have declared the Act unconstitutional in whole or in part. To date, PPACA has not had any material effect on our business, and it is not possible in the current legal and political environment to determine the impact of any health reform regulation which ultimately may be adopted.

     The decrease in our consolidated net revenues of 2.4% from $8.2 million in the second quarter of fiscal 2010 to $8.0 million in the second quarter of fiscal 2011 was coupled by a decrease of 30.6% in total costs and expenses from $9.5 million in the second quarter of fiscal 2010 compared to $6.6 million in the second quarter of fiscal 2011. As a result, our loss from operations of $1.3 million in the second quarter of fiscal 2010 changed to operating income of $1.4 million in the second quarter of fiscal 2011.

     For the first six months of fiscal 2011 our consolidated revenues increased by 6.4% to $16.7 million from $15.7 million for the first six months of fiscal 2010 while the total costs and expenses decreased by 19.4% to $14.8 million for the first six months of fiscal 2011 from $18.4 million for the first six months of fiscal 2010. Our operating loss of $2.7 million in the first six months of fiscal 2010 changed to an operating income of $1.9 million in the first six months of fiscal 2011.

     Selling, general and administrative expenses decreased by 34.8% to $4.1 million in the first six months of fiscal 2011 from $6.3 million in the first six months of fiscal 2010. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, was $12,000 for the first six months of fiscal 2011 as compared to $18,000 for the first six months of fiscal 2010.

     Research and development expenses decreased by 62.8% to $607,000 for the first six months of fiscal 2011 as compared to $1.6 million for the first six months of fiscal 2010.

     Interest expense in the first six months of fiscal 2011 increased to $235,000 compared to $188,000 for the first six months of fiscal 2010.

     Inventories decreased by 2.4% to $2.8 million at December 31, 2010 as compared to $2.8 million at June 30, 2010 representing the use of raw materials and components in our inventory to fill orders.

     Management fee and medical receivables decreased by 7.4% to $4.2 million at December 31, 2010 from $4.5 million at June 30, 2010, primarily due to renegotiated management fee contracts with an unrelated party and increased collections of outstanding receivables.

     The overall trends reflected in the results of operations for the first six months of fiscal 2011 are an increase in revenues from management and other fees, as compared to the first six months of fiscal 2010 ($6.8 million for the first six months of fiscal 2011 as compared to $5.1 million for the first six months of fiscal 2010), and an decrease in MRI equipment segment revenues both absolutely ($9.9 million as compared to $10.6 million) and as compared to HMCA. Revenues were $9.9 million or 59.3% from the MRI equipment segment as compared to $6.8 million or 40.7% from HMCA, for the first six months of fiscal 2011, as compared to $10.6 million or 67.5% from the MRI equipment segment and $5.1 million or 32.5%, from HMCA, for the first six months of fiscal 2010. Unrelated party sales constituted 100% of our medical equipment product sales for both the first six months of fiscal 2011 and of fiscal 2010.

     We are committed to improving the operating results we experienced in the first six months in fiscal 2011. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, including the availability of credit, payor reimbursement rates and policies, and unexpected expenditures or the timing of such expenditures, make it impossible to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Company's operating results.

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

     Most recently a combined study of 1,200 neck pain patients published in "Brain Injury" (July 2010: 24(7-8): 988-944) by 8 university medical centers reported that cerebellar tonsil ectopia (CTE) 1mm or greater was found and visualized 2.5 times (250%) more frequently when patients who had sustained MVA whiplash injuries were scanned upright rather than lying down (recumbent).

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

Liquidity and Capital Resources

NASDAQ Listing

     On October 14,  2010,  the Company  received a  deficiency  letter from the
NASDAQ Staff that we do not comply with the minimum $2,500,000 in the stockholders' equity criteria of the Capital Market. The deficiency letter followed the filing of the Company's Form 10-K for the fiscal year ended June 30, 2010, in which we reported a stockholders' deficiency of approximately $5,776,000. The Company also did not meet the alternative minimum listing criteria of market value of listed securities of $35 million or net income from continuing operations of $500,000. The Company had until November 29, 2010 to submit a plan to regain compliance. The Company submitted its plan of compliance which included among other actions, a plan to acquire additional Upright(R) MRI facilities. The NASDAQ Staff requested additional information concerning the acquisition and gave the Company until the first week in January 2011 to negotiate a definitive agreement for the acquisition. When the Company was unable to negotiate a definitive agreement, the Staff issued a delisting letter. Fonar appealed the Staff's determination letter to the NASDAQ listing Qualifications Panel and made its pre-hearing submission on February 4, 2011. The hearing is scheduled for February 24, 2011. If the Company's plan is accepted by the Panel, then the Company can be granted an extension up to 180 calendar days from October 14, 2010 to be in compliance. If the Company is not successful at the hearing, then the Company will be delisted from NASDAQ.

     Cash, cash equivalents and marketable securities increased by 50.3% from $1.3 million at June 30, 2010 to $2.0 million at December 31, 2010. Marketable securities approximated $2.0 million as of December 31, 2010, as compared to $28,000 at June 30, 2010.

     Cash provided by operating activities for the first six months of fiscal 2011 was $1.3 million. Cash provided by operating activities was attributable to net income of $1.7 million, a decrease in prepaid expenses and other current assets of $259,000, an increase in other current liabilities of $1.3 million, offset by a decrease of customer advances of $364,000 an increase in accounts, management fee and medical receivables of $469,000, a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $1.6 million along with a decrease in accounts payable of $694,000.

     Cash used in investing activities for the first six months of fiscal 2011 was $149,000. The principal source of cash used in investing activities during the first six months of fiscal 2011 consisted mainly of capitalized software and patent costs of $148,000.

     Cash used in financing activities for the first six months of fiscal 2011 was $525,000. The principal uses of cash in financing activities during the first six months of fiscal 2011 consisted of repayment of principal on long-term debt and capital lease obligations of $597,000, offset by repayment of notes receivable from employee stockholders of $72,000.

     Total liabilities increased by 0.8% to $27.6 million at December 31, 2010 from $27.4 million at June 30, 2010. We experienced an increase in other current liabilities from $8.1 million at June 30, 2010 to $8.7 million at December 31, 2010 along with an increase in long-term debt and capital leases from $1.6 million at June 30, 2010 to $1.9 million at December 31, 2010 offset by a decrease in accounts payable from $3.3 million at June 30, 2010 to $2.6 million at December 31, 2010, along with a decrease in billings in excess of costs and estimated earnings on uncompleted contracts from $2.7 million at June 30, 2010 to $1.1 million at December 31, 2010, and a decrease in customer advances from $4.8 million at June 30, 2010 to $4.5 million at December 31, 2010. Unearned revenue on service contracts increased to $5.9 million at December 31, 2010 as compared to $5.2 million at June 30, 2010.

     As of December 31, 2010, the total of $8.7 million in other current liabilities included accrued salaries and payroll taxes of $851,000, accrued interest of $1.1 million and sales taxes of $2.8 million.

     Our working capital deficit decreased to $9.7 million at December 31, 2010 from $10.0 million at June 30, 2010. This resulted from an increase in current assets ($14.7 million at June 30, 2010 as compared to $15.2 million at December 31, 2010) particularly an increase in the cash and cash equivalents of $662,000 ($1.3 million at June 30, 2010 as compared to $2.0 million at December 31, 2010), and a decrease in inventories of $69,000 ($2.8 million at June 30, 2010 as compared to $2.8 million at December 31, 2010) offset by an increase in current liabilities ($24.7 million at June 30, 2010 as compared to $24.9 million at December 31, 2010) resulting primarily from a decrease of approximately $767,000 in the current portion of accounts payable ($3.2 million at June 30, 2010 as compared to $2.4 million at December 31, 2010) and an increase of $618,000 in other current liabilities ($8.1 million at June 30, 2010 as compared to $8.7 million at December 31, 2010) .

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

     At December 31, 2010, the Company had a working capital deficiency of approximately $9.7 million and a stockholders' deficiency of approximately $3.6 million. For the six months ended December 31, 2010, the Company incurred a net income of approximately $1.7 million, which included non-cash charges of approximately $1.7 million. The Company has funded its cash flow deficit for the six months ended December 31, 2010 through cash provided by operations.

     Management anticipates that Fonar's capital resources will improve if (1) Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales, (2) service and maintenance revenues increase as the warranties on scanners expire and (3) HMCA revenues can be increased through the Company's vigorous marketing efforts and the installation of more HMCA managed Upright(R) MRI scanners. In addition, Management is exploring the possibility of equity and/or loan financing to improve liquidity. If we are not successful with our marketing efforts to increase revenues and are unable to raise debt or equity capital, we will experience a shortfall in cash, and it will be necessary to further reduce operating expenses to attempt to avoid the need to curtail our operations. Current economic, credit and political conditions have contributed to a slowing business environment for our company. The precise impact of these conditions can not be fully predicted. There can be no assurance that we would be able to secure additional funds if needed.

     The accompanying financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and assume that the Company will continue as a going concern. Although the Company's results of operations and net income have improved in the first six month of fiscal 2011 compared to the first six months of fiscal 2010, we still had negative working capital and a stockholders' deficiency at December 31, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

     In connection with the preparation of this Quarterly Report on Form 10-Q for the six months ended December 31, 2010, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal controls or in other factors that could significantly affect these controls, during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2010 and the Form 10-Q for the fiscal quarter ended September 30, 2010. In the Golden Triangle Company v. Fonar Corporation et al case (U.S. District Court for the Eastern District of New York CV10-2932), the Company has made a motion to dismiss the plaintiff's amended complaint. In the Matt Malek Madison v. Fonar case (U.S. District Court, Northern District of California), Fonar filed a notice of appeal on October 28, 2010 and is appealing the judgment. In the Anchorage Neurological Associates, Inc. v. Fonar case, the case was settled for $155,000 payable $5,000 in December 2010, $4,000 monthly from February 2011 through February 2014 and $2,000 in March 2014.

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

                                           FONAR CORPORATION
                                           (Registrant)

                                           By:  /s/ Raymond V. Damadian
                                                  Raymond V. Damadian
                                                  President & Chairman
Dated: February 18, 2011