Form 10-Q
period 2011-03-31
FONAR CORP
filed 2011-05-10
CIK 355019

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended     MARCH 31, 2011
                                                   --------------
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from          to
                                             --------     ---------
                         Commission file number 0-10248
                                                -------

                                FONAR CORPORATION
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                     11-2464137
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

110 Marcus Drive      Melville, New York                  11747
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (631)  694-2929
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES __ NO _X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                                  Outstanding at April 30, 2011
-----------------------------------------          -----------------------------
Common Stock, par value $.0001                              5,513,315
Class B Common Stock, par value $.0001                            158
Class C Common Stock, par value $.0001                        382,513
Class A Preferred Stock, par value $.0001                     313,451

FONAR CORPORATION AND SUBSIDIARIES
INDEX

PART I - FINANCIAL INFORMATION                                  PAGE


Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - March 31, 2011
     (Unaudited) and June 30, 2010

   Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and
     March 31, 2010 (Unaudited)

   Condensed Consolidated Statements of Operations for the Nine Months Ended March 31, 2011 and
     March 31, 2010 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Income (Loss) for the Three Months Ended
     March 31, 2011 and March 31, 2010 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Income (Loss) for the Nine Months Ended
     March 31, 2011 and March 31, 2010 (Unaudited)

   Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2011 and
     March 31, 2010 (Unaudited)


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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. (Removed and Reserved)

Item 5. Other Information

Item 6. Exhibits

Signatures

                       FONAR CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's OMITTED)


ASSETS                                                    March 31,   June 30,
                                                            2011        2010
                                                         (UNAUDITED)
Current Assets:                                           ---------   ---------
  Cash and cash equivalents                               $   2,354   $   1,299

  Marketable securities                                          33          28

  Accounts receivable - net                                   6,577       4,821

  Accounts receivable - related parties - net                    30        -

  Medical receivables - net                                       2          25

  Management fee receivable - net                             3,033       2,569

  Management fee receivable - related medical
    practices - net                                           1,755       1,922

  Costs and estimated earnings in excess of
    billings on uncompleted contracts                           601         277

  Inventories                                                 2,192       2,826

  Advances and notes to related
    medical practices - net                                       -          83

  Current portion of notes receivable                           190         272

  Prepaid expenses and other current assets                     246         553
                                                          ---------   ---------
        Total Current Assets                                 17,013      14,675
                                                          ---------   ---------

Property and equipment - net                                  4,034       2,109

Notes receivable - net                                          229        -

Management agreement - net                                      504        -

Other intangible assets - net                                 4,009       4,291

Other assets                                                    565         554
                                                          ---------   ---------
        Total Assets                                       $ 26,354    $ 21,629
                                                          =========   =========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (000's OMITTED)


LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  March 31,   June 30,
                                                            2011        2010
                                                         (UNAUDITED)
Current Liabilities:                                      ---------   ---------
  Current portion of long-term debt and capital leases    $   2,148   $     579
  Current portion of long-term debt-related party              -             88
  Accounts payable                                            2,356       3,192
  Other current liabilities                                   8,151       8,065
  Unearned revenue on service contracts                       6,748       5,220
  Unearned revenue on service contracts - related parties        27        -
  Customer advances                                           4,693       4,813
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                           188       2,743
                                                          ---------   ---------
      Total Current Liabilities                              24,311      24,700

Long-Term Liabilities:
  Accounts payable                                              115          63
  Due to related medical practices                              230         528
  Long-term debt and capital leases,
    less current portion                                      1,982       1,567
  Long-term debt less current portion-related party               -          72
  Other liabilities                                             497         475
                                                          ---------   ---------
      Total Long-Term Liabilities                             2,824       2,705
                                                          ---------   ---------
      Total Liabilities                                      27,135      27,405
                                                          ---------   ---------

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's OMITTED, except share data)

                                                          March 31,   June 30,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    2011        2010
  (continued)                                           (UNAUDITED)
                                                          ---------   ---------
STOCKHOLDERS' DEFICIENCY:

Class A non-voting preferred stock $.0001 par value;
453,000 and 1,600,000 shares authorized at March 31, 2011
and June 30, 2010, respectively; 313,451 issued and
outstanding at March 31, 2011 and June 30, 2010                -           -

Preferred stock $.001 par value; 567,000 and
2,000,000 shares authorized at March 31, 2011
and June 30, 2010, respectively;
issued and outstanding - none                                  -           -

Common Stock $.0001 par value; 8,500,000 and 30,000,000
shares authorized at March 31, 2011 and June 30, 2010,
respectively; 5,480,958 and 4,985,850 issued at
March 31, 2011 and June 30, 2010, respectively;
5,469,315 and 4,974,207 outstanding at March 31, 2011
and June 30, 2010, respectively                                   1           1

Class B Common Stock $ .0001 par value; 227,000 and
800,000 shares authorized at March 31, 2011 and
June 30, 2010, respectively; (10 votes per share), 158 issued
and outstanding at March 31, 2011 and June 30, 2010            -          -

Class C Common Stock $.0001 par value; 567,000 and 2,000,000 shares authorized at March 31, 2011 and June 30, 2010,
respectively; (25 votes per share), 382,513 issued
and outstanding at March 31, 2011 and June 30, 2010            -          -

Paid-in capital in excess of par value                      173,122     172,379
Accumulated other comprehensive loss                            (15)        (19)
Accumulated deficit                                        (174,339)   (177,271)
Notes receivable from employee stockholders                    (117)       (191)
Treasury stock, at cost - 11,643 shares of common stock
  at March 31, 2011 and June 30, 2010                          (675)       (675)
Non controlling interests                                     1,242        -
                                                          ---------   ---------
      Total Stockholders' Deficiency                           (781)     (5,776)
                                                          ---------   ---------
      Total Liabilities and Stockholders' Deficiency      $  26,354   $  21,629
                                                          =========   =========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (000's OMITTED, except per share data)

                                                     FOR THE THREE MONTHS ENDED
                                                                MARCH 31,
                                                     --------------------------
                                                            2011        2010
REVENUES                                                  ---------   ---------
  Product sales - net                                     $   1,855   $   1,955
  Service and repair fees - net                               2,769       2,778
  Service and repair fees - related parties - net                55          55
  Management and other fees - net                             2,726       1,738
  Management and other fees - related medical
    practices - net                                           1,249         988
                                                          ---------   ---------
     Total Revenues - Net                                     8,654       7,514
                                                          ---------   ---------
COSTS AND EXPENSES
  Costs related to product sales                              1,392       1,353
  Costs related to service and repair fees                      792         566
  Costs related to service and repair
    fees - related parties                                       16          11
  Costs related to management and other fees                  1,768       1,338
  Costs related to management and other
    fees - related medical practices                            616         703
  Research and development                                      453         528
  Selling, general and administrative                         2,064       2,708
  Provision for bad debts                                       175         282
                                                          ---------   ---------
     Total Costs and Expenses                                 7,276       7,489
                                                          ---------   ---------
Income From Operations                                        1,378          25

Interest Expense                                               (128)        (66)
Interest Expense - Related Party                               -            (21)
Investment Income                                                64          51
Interest Income - Related Party                                   -           2
Other (Expense) Income                                          (61)          1
                                                          ---------   ---------
Income (Loss) Before Non Controlling Interests                1,253          (8)

Net Income - Non Controlling Interests                          (69)        -
                                                          ---------   ---------
NET INCOME (LOSS) - Controlling Interests                 $   1,184   $      (8)
                                                          =========   =========

Net Income (Loss) Available to Common Stockholders        $   1,099   $      (8)
                                                          =========   =========
Net Income Available to Class C Common Stockholders       $      21         N/A
                                                          =========   =========
Basic Net Income (Loss) Per Common Share                  $    0.21   $   (0.00)
                                                          =========   =========
Diluted Net Income (Loss) Per Common Share                $    0.20   $   (0.00)
                                                          =========   =========
Basic and Diluted Income Per Share-Common C               $    0.05      N/A
                                                          =========   =========
Weighted Average Basis Shares Outstanding                 5,345,349   4,929,752
                                                          =========   =========
Weighted Average Diluted Shares Outstanding               5,472,853   4,929,752
                                                          =========   =========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (000's OMITTED, except per share data)


                                                       FOR THE NINE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                            2011        2010
REVENUES                                                  ---------   ---------
  Product sales - net                                     $   6,303   $   6,479
  Service and repair fees - net                               8,111       8,163
  Service and repair fees - related parties - net               165         165
  Management and other fees - net                             7,195       5,212
  Management and other fees - related medical
    practices - net                                           3,584       2,613
  License fees and royalties                                   -            585
                                                          ---------   ---------
     Total Revenues - Net                                    25,358       23,217
                                                          ---------   ---------
COSTS AND EXPENSES
  Costs related to product sales                              5,265       5,289
  Costs related to service and repair fees                    2,158       2,485
  Costs related to service and repair
    fees - related parties                                       44          50
  Costs related to management and other fees                  4,789       3,989
  Costs related to management and other
    fees - related medical practices                          1,988       2,208
  Research and development                                    1,060       2,159
  Selling, general and administrative                         6,192       9,042
  Provision for bad debts                                       606         659
                                                          ---------   ---------
     Total Costs and Expenses                                22,102      25,881
                                                          ---------   ---------
Income (Loss) From Operations                                 3,256      (2,664)

Interest Expense                                               (359)       (235)
Interest Expense - Related Party                                 (4)        (40)
Investment Income                                               160         203
Interest Income - Related Party                                   1           9
Other (Expense) Income                                          (53)         35
Loss on Note Receivable                                         -          (350)
                                                          ---------   ---------
Net Income (Loss) Before Non Controlling Interests            3,001      (3,042)

Net Income - Non Controlling Interests                          (69)      -
                                                          ---------   ---------
NET INCOME (LOSS) - Controlling Interests                 $   2,932   $  (3,042)
                                                          =========   =========
Net Income (Loss) Available to Common Stockholders        $   2,720   $  (3,042)
                                                          =========   =========
Net Income Available to Class C Common Stockholders       $      53         N/A
                                                          =========   =========
Basic Net Income (Loss) Per Common Share                  $    0.53   $   (0.62)
                                                          =========   =========
Diluted Net Income (Loss) Per Common Share                $    0.51   $   (0.62)
                                                          =========   =========
Basic and Diluted Income Per Share-Common C               $    0.14      N/A
                                                          =========   =========
Weighted Average Basic Shares Outstanding                 5,169,253   4,917,990
                                                          =========   =========
Weighted Average Diluted Shares Outstanding               5,296,757   4,917,990
                                                          =========   =========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)
                                (000'S OMITTED)


                                                      FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                          ----------------------
                                                            2011        2010
                                                          ---------   ---------
Net income (loss)                                         $   1,184   $      (8)

Other comprehensive income (losses), net of tax:
    Unrealized (losses) gains on marketable securities,
      net of tax                                                 (1)          2
                                                          ---------   ---------
Total comprehensive income (loss)                         $   1,183   $      (6)
                                                          =========   =========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                  (UNAUDITED)
                                (000'S OMITTED)

                                                       FOR THE NINE MONTHS ENDED
                                                              MARCH 31,
                                                          ---------------------
                                                            2011        2010
                                                          ---------   ---------
Net income (loss)                                         $   2,932   $  (3,042)

Other comprehensive income, net of tax:
    Unrealized gains on marketable securities,
      net of tax                                                  4           8
                                                          ---------   ---------
Total comprehensive income (loss)                         $   2,936   $  (3,034)
                                                          =========   =========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (000'S OMITTED)

                                                      FOR THE NINE MONTHS ENDED
                                                               MARCH 31,
                                                          ---------------------
                                                            2011        2010
                                                          ---------   ---------
Cash Flows from Operating Activities:
 Net income (loss) before non controlling interests       $   3,001   $  (3,042)
 Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
    Depreciation and amortization                             1,480       1,094
    Abandoned patents written off                              -            182
    Provision for bad debts                                     606         659
    Discount on note receivable                                -            350
    Stock issued for costs and expenses                         553        -
    Compensatory element of stock issuances                     161          99
  (Increase) decrease in operating assets, net:
     Accounts, management fee and medical receivable(s)      (2,348)       (105)
     Notes receivable                                          (283)        160
     Costs and estimated earnings in excess of
       billings on uncompleted contracts                       (324)        464
     Inventories                                                634         241
     Prepaid expenses and other current assets                  307         206
     Other assets                                               (49)         (1)
     Advances and notes to related medical practices             83         124
Increase (decrease) in operating liabilities, net:
     Accounts payable                                          (830)       (239)
     Other current liabilities                                1,628         212
     Customer advances                                         (121)     (3,149)
     Billings in excess of costs and estimated
       earnings on uncompleted contracts                     (2,555)      1,021
     Other liabilities                                           22          41
     Due to related medical practices                          (298)        (11)
                                                          ---------   ---------
Net cash provided by (used in) operating activities           1,667      (1,694)
                                                          ---------   ---------

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (000'S OMITTED)


                                                      FOR THE NINE MONTHS ENDED
                                                                MARCH 31,
                                                      ------------------------
                                                            2011        2010
                                                          ---------   ---------
Cash Flows from Investing Activities:
  Sales of marketable securities                                 (2)       -
  Purchases of property and equipment                          (349)        (18)
  Costs of capitalized software development                     (67)       (281)
  Cost of patents                                              (105)       (171)
  Proceeds from non controlling interests                       694        -
  Proceeds from note receivable                                -          1,581
  Cash acquired from business combination                       289        -
                                                          ---------   ---------
Net cash provided by investing activities                       460       1,111
                                                          ---------   ---------

Cash Flows from Financing Activities:
  Repayment of borrowings and capital
    lease obligations                                        (1,133)       (147)
  Repayment of notes receivable from employee
    stockholders                                                 74          74
  Distributions to non controlling interests                    (13)       -
                                                          ---------   ---------
Net cash used in financing activities                        (1,072)        (73)
                                                          ---------   ---------

Net Increase (Decrease) in Cash and Cash Equivalents          1,055        (656)

Cash and Cash Equivalents - Beginning of Period               1,299       1,226
                                                          ---------   ---------
Cash and Cash Equivalents - End of Period                 $   2,354   $     570
                                                          =========   =========


See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on October 13, 2010 for the fiscal year ended June 30, 2010.

Liquidity and Going Concern
---------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and assume that the Company will continue as a going concern.

At March 31, 2011, the Company had a working capital deficit of approximately $7.3 million and a stockholders' deficiency of approximately $781,000. For the nine months ended March 31, 2011, the Company generated a net income of approximately $2.9 million, which included non-cash charges of approximately $2.8 million.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management's plans include focusing its efforts on increased marketing campaigns, which will strengthen the demand for the Company's products and services. Management anticipates that its capital resources will improve if Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales. The Company's subsidiary, Health Management Corporation ("HMCA") will focus its efforts to market the scanning services of its customers (related and non-related professional corporations or "PCs") and to expand the number of PCs for which it performs management services. The Company is planning to raise additional capital through obtaining financing in the capital market. Current economic credit conditions have contributed to a slowing business environment. Given such liquidity and credit constraints in the markets, the business has and may continue to suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available, whether the terms or conditions would be acceptable to the Company. In such case, the further reduction in operating expenses as well as possible sale of other operating subsidiaries might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)


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

Earnings (Loss) Per Share
-------------------------

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with ASC topic 260-10, "Participating Securities and the Two-Class method", the Company's participating convertible securities, which include Class B common stock and Class C common stock, are not included in the computation of basic EPS for the three and nine months ended March 31, 2010, because the participating securities do not have a contractual obligation to share in the losses of the Company. For the three and nine months ended March 31, 2011, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of certain options or conversion of the participating convertible securities that were excluded from the diluted EPS calculation was approximately 224,000 because they were antidilutive as a result of net losses for the three and nine months ended March 31, 2010. For the three and nine months ended March 31, 2011, the number of common shares potentially issuable upon the exercise of certain options of 29,000 have not been included in the computation of diluted EPS since the effect would be antidilutive.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share (Continued)
-------------------------

                                  Three months ended         Three months ended
                                  March 31, 2011             March 31, 2010
                                  -------------------------  ------------------
                                     (000's omitted, except per share data)
                                                    Class C
                                           Common   Common
                                  Total    Stock    Stock
Basic                             -------  -------  -------
-----
Numerator:
     Net income (loss) available
       to stockholders            $ 1,184  $ 1,099  $    21      $    (8)
                                  =======  =======  =======      =======
Denominator:
     Weighted average shares
       outstanding                           5,345      383        4,930
                                           =======  =======      =======
Basic income (loss) per common share       $  0.21  $  0.05      $ (0.00)
                                           =======  =======      =======

Diluted
-------
Denominator:
    Weighted average shares
      outstanding                            5,345      383        4,930
    Stock options                             -        -            -
    Convertible Class C Stock                  128     -            -
                                           -------  -------      -------

  Total Denominator for diluted
     earnings per share                      5,473      383        4,930
                                           =======  =======      =======

Diluted income (loss) per
     common share                          $  0.20  $  0.05      $ (0.00)
                                           =======  =======      =======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share (Continued)
-------------------------

                                  Nine months ended          Nine months ended
                                  March 31, 2011             March 31, 2010
                                  -------------------------  ------------------
                                     (000's omitted, except per share data)
                                                    Class C
                                           Common   Common
                                  Total    Stock    Stock
Basic                             -------  -------  -------
-----
Numerator:
     Net income (loss) available
       to stockholders            $ 2,932  $ 2,720  $    53      $(3,042)
                                  =======  =======  =======      =======
Denominator:
     Weighted average shares
         outstanding                         5,169      383        4,918
                                           =======  =======      =======
Basic income (loss) per common share       $  0.53  $  0.14      $ (0.62)
                                           =======  =======      =======

Diluted
-------
Denominator:
    Weighted average shares
      outstanding                            5,169      383        4,918
    Stock options                             -        -            -
    Convertible Class C Stock                  128     -            -
                                           -------  -------      -------

  Total Denominator for diluted
     earnings per share                      5,297      383        4,918
                                           =======  =======      =======

Diluted income (loss) per
     common share                          $  0.51  $  0.14      $ (0.62)
                                           =======  =======      =======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)


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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)


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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)



NOTE 3 - MEDICAL RECEIVABLES, ACCOUNTS RECEIVABLE AND MANAGEMENT FEE RECEIVABLE

Receivables, net is comprised of the following at March 31, 2011:

                                           (000's Omitted)

                                   Gross        Allowance for
                                   Receivable   doubtful accounts      Net
                                   ----------   -----------------   ----------
Receivables from equipment
sales and service contracts         $  8,555        $  1,978         $  6,577
                                   ==========   =================   ==========
Receivables from equipment
sales and service contracts-
related parties                     $     30        $   -            $     30
                                   ==========   =================   ==========

Management fee receivables          $  9,216        $  6,183         $  3,033
                                   ==========   =================   ==========

Management fee receivables from
related medical practices ("PC's")  $  2,818        $  1,063         $  1,755
                                   ==========   =================   ==========

Medical receivables                 $  1,624        $  1,622         $      2
                                   ==========   =================   ==========


Totals                              $ 22,243        $ 10,846         $ 11,397
                                   ==========   =================   ==========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)


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

Collection by the Company of its management fee receivables may be impaired by the uncollectibility of the PC's medical fees from third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 34% and 44% of the PC's net revenues for the nine months ended March 31, 2011 and 2010, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 14.1% and 11.3% of the consolidated net revenues for the nine months ended March 31, 2011 and 2010, respectively.

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


NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

                               (000's omitted)

                                           March 31,         June 30,
                                             2011              2010
                                        ------------        ---------
 Purchased parts, components
        and supplies                       $ 1,456           $ 1,775
 Work-in-process                               736             1,051
                                           -------           -------
                                           $ 2,192           $ 2,826
                                           =======           =======

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)


NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

         1) Information relating to uncompleted contracts as of March 31, 2011 is as follows:
                                       (000's omitted)
         Costs incurred on uncompleted
           contracts                      $ 4,652
         Estimated earnings                 2,530
                                         --------
                                            7,182
         Less: Billings to date             6,769
                                          -------
                                          $   413
                                          =======
Included in the accompanying condensed consolidated balance sheet at March 31, 2011 under the following captions:

      Costs and estimated earnings in excess of
        billings on uncompleted contracts              $   601
Less: Billings in excess of costs and estimated
        earnings on uncompleted contracts                  188
                                                       -------
                                                       $   413
                                                       =======

2)  Customer advances consist of the following as of March 31, 2011:

                                                    Related
                                        Total       Party      Other
                                       --------     -------   -------
Total Advances                         $ 11,462    $   --    $ 11,462
Less: Billings to date                    6,769        --       6,769
                                       --------     -------  --------
                                       $  4,693    $   --   $   4,693
                                       ========     =======   =======

NOTE 6 - STOCKHOLDERS DEFICIENCY

On July 22, 2010, the Company amended its certificate of incorporation decreasing the number of authorized shares of Common Stock from 30,000,000 to 8,500,000, Class B Common Stock from 800,000 to 227,000, Class C Common Stock from 2,000,000 to 567,000, Class A Non-voting Preferred Stock from 1,600,000 to 453,000 and Preferred Stock from 2,000,000 to 567,000.

Common Stock
------------
During the nine months ended March 31, 2011:

a) The Company issued 106,110 shares of common stock to employees and consultants as compensation valued at $160,616 under a stock bonus plan. Shares were valued at the market price on the measurement date.

b) The Company issued 388,998 shares of common stock for costs and expenses of $552,705. Shares were valued at the market price on the measurement date.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)


NOTE 7 - OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

                                 (000's omitted)

                                            March 31,     June 30,
                                               2011         2010
                                            ---------     ---------
         Accrued salaries, commissions
            and payroll taxes               $     718     $    638
         Accrued interest                       1,125          992
         Litigation accruals                      193          193
         Sales tax payable                      2,802        2,597
         Legal and other professional fees        676          737
         Accounting fees                          335          475
         Insurance premiums                        48           46
         Penalty - Sales tax                      892          817
         Penalty  - 401k plan  (see Note 11)      250          250
         Purchase scanners                         55          390
         Rent                                     432          356
         Other                                    625          574
                                            ---------     --------
                                            $   8,151     $  8,065
                                            =========     ========


NOTE    8 - ACQUISITION OF FAIR HAVEN SERVICES

On October 1, 2010, the Company purchased 100% of the stock of Fair Haven Services, an entity wholly owned by Raymond V. Damadian for $10. The entity is in the business of leasing medical equipment to various unrelated PCs. The transaction was accounted for as a merger of commonly-controlled entities. The carrying value of the assets and liabilities at the acquisition date approximated the fair value. The carrying value of the assets acquired and liabilities assumed consisted of the following:


                   Accounts Receivable          $  182,000
                   Equipment                     2,288,703
                   Short term portion of debt   (1,733,955)
                   Other accrued expenses          (13,955)
                   Long term debt less
                      current portion             (693,829)
                                                -----------
                   Net Capital Contributed      $   28,964
                                                ===========

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)

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

     Summarized  financial  information   concerning  the  Company's  reportable
     segments is shown in the following table:

                                (000's omitted)
                                                         Management
                                                       of Diagnostic
                                             Medical      Imaging
                                            Equipment     Centers      Totals
                                            ---------  -------------  --------
For the three months ended March 31, 2011:

Net revenues from external customers        $  4,679     $  3,975     $  8,654
Inter-segment net revenues                  $    220     $   -        $    220
Income from operations                      $    576     $    802     $  1,378
Interest expense                            $     61     $     67     $    128
Investment income                           $     64     $   -        $     64
Other expense                               $   -        $     61     $     61
Income before income taxes                  $    579     $    674     $  1,253
Depreciation and amortization               $    206     $    402     $    608
Capital expenditures                        $     24     $    349     $    373

For the three months ended March 31, 2010:

Net revenues from external customers        $  4,788     $  2,726     $  7,514
Inter-segment net revenues                  $    232     $    -       $    232
Income (Loss) from operations               $    400     $   (375)    $     25
Interest expense                            $     71     $     16     $     87
Investment income                           $     50     $      3     $     53
Other income                                $      1     $   -        $      1
Income (loss) before income taxes           $    380     $   (388)    $     (8)
Depreciation and amortization               $    224     $    138     $    362
Capital expenditures                        $     89     $      8     $     97

For the nine months ended March 31, 2011:

Net revenues from external customers        $ 14,579     $ 10,779     $ 25,358
Inter-segment net revenues                  $    677     $   -        $    677
Income from operations                      $  1,536     $  1,720     $  3,256
Interest expense                            $    188     $    175     $    363
Investment income                           $    160     $      1     $    161
Other expense                               $      8     $     45     $     53
Income before income taxes                  $  1,500     $  1,501     $  3,001
Depreciation and amortization               $    618     $    862     $  1,480
Capital expenditures                        $    172     $    349     $    521

For the nine months ended March 31, 2010:

Net revenues from external customers        $ 15,392     $  7,825     $ 23,217
Inter-segment net revenues                  $    697     $   -        $    697
Loss from operations                        $ (1,258)    $ (1,406)    $ (2,664)
Interest expense                            $    212     $     63     $    275
Investment income                           $    168     $     44     $    212
Other income (expense)                      $      2     $   (317)    $   (315)
Income (loss) before income taxes           $ (1,300)    $ (1,742)    $ (3,042)
Depreciation and amortization               $    682     $    412     $  1,094
Capital expenditures                        $    454     $     16     $    470

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)


NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

     During the nine months ended March 31, 2011 and March 31, 2010, the Company paid $230,000 and $131,000 for interest, respectively.


Non-cash investing and financing activities related to business combinations:

                               October 1, 2010  January 1, 2011
                                 Acquisition      Acquisition        Total
                               ---------------  ---------------  ---------------
Accounts receivable              $   182,000      $      -         $   182,000
Property & equipment               2,288,703          303,659        2,592,362
Management agreement                    -             513,333          513,333
Other assets                            -              45,784           45,784
Other current liabilities            (13,955)            -             (13,955)
Accounts payable                        -             (47,026)         (47,026)
Notes payable                     (2,427,784)        (530,650)      (2,958,434)
Paid in capital                      (28,964)            -             (28,964)
Non-controlling interests               -            (491,328)        (491,328)
Reclassification of investment
  From other assets                     -             (82,957)         (82,957)



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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)


NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Other Matters
-------------

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of March 31, 2011, the Company has recorded tax obligations of approximately $2,369,000 plus interest and penalties of approximately $1,899,000. The Company is in the process of determining the regulatory requirements in order to become compliant.

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


NASDAQ Continued Listing
------------------------

On October 14, 2010, the Company received notification from NASDAQ that it had failed to maintain a minimum of $2,500,000 in stockholders' equity. The Company reported in its Form 10-K for the period ended June 30, 2010, stockholders deficiency of approximately of $5,776,000 and as of October 13, 2010 the Company also did not meet the alternative of market value of listed securities or net income from continuing operations. The Company had until November 29, 2010 to submit a plan to regain compliance. The Company submitted its plan of compliance, which included among other actions, a plan to acquire additional Upright MRI facilities. The NASDAQ Staff requested additional information concerning the acquisition and gave the Company until the first week in January 2011 to negotiate a definitive agreement for the acquisition. When the Company was unable to negotiate a definitive agreement, the Staff issued a delisting letter. The Company appealed the Staff's determination letter to the NASDAQ listing Qualifications Panel and made its pre-hearing submission on February 4, 2011. The hearing was held on March 17, 2011, the NASDAQ Hearings Panel granted the Company an extension until May 11, 2011 to complete its proposed financing and regain compliance with the stockholders' equity requirement of $2,500,000. The Company commenced a private placement of equity and succeeded in raising $6,000,000 by May 2, 2011, which amount was more than sufficient to eliminate the stockholders' deficiency of $781,000 as of March 31, 2011 and achieve compliance with the stockholder's equity requirement of $2,500,000.

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)


NOTE 12 - CONTROLLING INTERESTS

On May 1, 2010, the Company purchased a 15.2% interest of an entity from an unrelated party that provides management services to a diagnostic center in the New York Metropolitan area. On January 1, 2011, the Company purchased an additional 34.8% interest from the unrelated party by the issuance of a promissory note of $400,000. Commencing with January 1, 2011, the Company has consolidated the activity of this entity in the condensed consolidated financial statements for the period of January 1, 2011 to March 31, 2011. The fair values assigned to the assets acquired and liabilities assumed were as follows:

                     Cash                         $ 289,185
                     Property and equipment-net     303,659
                     Management contracts-net       513,333
                     Security deposits               45,784
                     Accounts payable               (47,026)
                     Notes payable                 (130,650)
                     Non controlled interests      (491,328)
                     Less prior investment          (82,957)
                                                  ---------
                             Subtotal               400,000

                     Purchase price                (400,000)
                                                  ----------
                     Cash used in purchase                0
                                                  ==========

The Company also has a 50% controlling interest in an entity that will provide management services to a diagnostic center in the New York Metropolitan area. The center is in the process of being installed.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2011
                                   (UNAUDITED)


NOTE 13 - INCOME TAXES (Continued)

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2005.

The adoption of the provisions of ASC topic 740 did not have a material impact on the Company's consolidated financial position and results of operations. Upon the adoption and as of March 31, 2011, no liability for unrecognized tax benefits was required to be recorded. The Company does not expect its unrecognized tax benefit position to change during the next 12 months.

The Company recognized a deferred tax asset of $923,544 and a deferred tax liability of $923,544 as of March 31, 2011, primarily relating to net operating loss carryforwards of approximately $163,413,000 available to offset future taxable income through 2029. The net operating losses begin to expire in 2012 for federal tax purposes and in 2012 for state income tax purposes.

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


NOTE 14 - SUBSEQUENT EVENTS

During the period from April 1, 2011 through April 30, 2011, the Company issued 44,000 shares of common stock for costs and expenses of $74,360 under the 2010 Stock Bonus Plan.

The Company completed a private placement of equity and succeeded in raising $6,000,000 by May 2, 2011. The offering consisted of Preferred Class A membership interests in a newly formed limited liability company, Imperial
Management Services, LLC ("Imperial"). Class B membership interests, all of which were retained by the Company's subsidiary, HMCA, hold a 75% equity interest in Imperial. The Class A membership interests are entitled to receive a dividend of 18% per annum of their cash capital contribution of $6,000,000 to the limited liability company. HMCA contributed all of its assets, together with its liabilities, to Imperial as HMCA's capital contribution. The Imperial operating agreement provides for the Class A members to receive priority distributions until their original capital contributions are returned.

                       FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the nine month period ended March 31, 2011, we reported a net income of $2.9 million on revenues of $25.4 million as compared to net loss of $3.0 million on revenues of $23.2 million for the nine month period ended March 31, 2010. We recognized an operating income of $3.3 million for the nine month period ended March 31, 2011 compared to an operating loss of $2.7 million for the nine month period ended March 31, 2010. The principal reasons for our net income in the first nine months of fiscal 2011 as compared to our net loss for the first nine months of fiscal 2010 were that during fiscal 2011, there was an increase in revenues for management and other fees and a decrease in costs and expenses, particularly in selling, general and administrative expenses and in research and development.

     For the three month period ended March 31, 2011, we reported net income of $1.2 million on revenues of $8.7 million as compared to a net loss of $8,000 on revenues of $7.5 million for the three month period ended March 31, 2010.

     Overall, our revenues increased 9.2% from $23.2 million for the first nine months of fiscal 2010 to $25.4 million for the first nine months of fiscal 2011. Although revenues from service and repair fees remained constant at $8.3 million from the first nine months of fiscal 2010 to the first nine months of fiscal 2011, and product sales decreased 2.7%, from $6.5 million for the first nine months of 2010 to $6.3 million for the first nine months of fiscal 2011, management fees increased by 37.7% from $7.8 million for the first nine months of fiscal 2010 to $10.8 million for the first nine months of fiscal 2011. Revenues from license fees and royalties decreased 100% from $585,000 to $0, because the license agreement under which they were generated expired.

     Due to the increase in our revenues and the decrease in our costs and expenses, we recognized an operating income for the nine months ended March 31, 2011 of $3.3 million as compared to an operating loss of $2.7 for the nine months ended March 31, 2010. The increase in the operating income was principally due to the decrease in costs and expenses of 14.6%, from $25.9 million in the first nine months of fiscal 2010 to $22.1 million in the first nine months of fiscal 2011, and an increase of revenues of 9.2%, from $23.2 million in the first nine months of fiscal 2010 to $25.4 million in the first nine months of fiscal 2011.

     During fiscal 2011, we continued to recognize benefits from the cost cutting measures we adopted in January 2010, when we made reductions in the size of our workforce and significant reductions in compensation paid to our continuing employees. These measures supplemented our previous reductions in the size of our workforce, compensation and benefits, as well as across the board reduction of expenses. These cost reductions are intended to enable us to withstand periods of lower volumes of MRI scanner sales, by keeping expenditures at levels which, if necessary, can be supported by service revenues and diagnostic facility management revenues.

     These cost controls, combined with out intensive efforts to increase our management fees in particular in fiscal 2011, are responsible for our profitability during the first nine months and in the third quarter ended March 31, 2011 of fiscal 2011.

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

     Trends in the first nine months of fiscal 2011 include an increase in management and other fee revenues, as well a decrease in our total costs and expenses, in particular in our selling, general and administrative costs, which declined by 31.5% from $9.0 million for the first nine months of fiscal 2010 to $6.2 million for the first nine months of fiscal 2011. We will continue to focus on our marketing efforts to improve sales performance and increase patient volume at the MRI facilities managed by HMCA in fiscal 2011. In addition, we will monitor our cost cutting program and will continue to reduce costs as necessary.

     For the three month period ended March 31, 2011, as compared to the three month period ended March 31, 2010 overall revenues from MRI product sales decreased 5.1% ($1.9 million compared to $2.0 million), and for the nine month period ended March 31, 2011, as compared to the nine month period ended March 31, 2010 overall revenues from MRI product sales decreased 2.7% ($6.3 million compared to $6.5 million).

     Service revenues for the three month period ended March 31, 2011 as compared to the three month period ended March 31, 2010 remained constant at $2.8 million. Unrelated party service and repair fees also remained constant at $2.8 million and related party service and repair fees remained constant at $55,000.

     Service revenues for the nine month period ended March 31, 2011 as compared to the nine month period ended March 31, 2010 remained constant at 8.3 million. Unrelated party service and repair fees decreased 0.6% ($8.1 million compared to $8.2 million) and related party service and repair fees remained constant at $165,000.

     There were approximately $2.5 million in foreign revenues for the first nine months of fiscal 2011 as compared to approximately $3.5 million in foreign revenues for the first nine months of fiscal 2010, representing a decrease in foreign revenues of 26.5%. We do not regard this as a material trend, but as part of a normal variation resulting from low volumes of foreign sales.

     Overall, for the first nine months of fiscal 2011, revenues for the medical equipment segment decreased by 5.3% to $14.6 million from $15.4 million for the first nine months of fiscal 2010. The revenues generated by HMCA increased by 37.8%, to $10.8 million for the first nine months of fiscal 2011 as compared to $7.8 million for the first nine months of fiscal 2010. This trend reflects an increase in the percentage of our revenues derived from our diagnostic facilities management segment (43% for the first nine months of fiscal 2011 as compared to 33% for the first nine months of fiscal 2010). The increase in HMCA revenues was the result of our increased marketing efforts.

     We recognize MRI scanner sales revenues on the "percentage of completion" basis, which means the revenues are recognized as the scanner is manufactured. Revenues recognized in a particular quarter do not necessarily reflect new orders or progress payments made by customers in that quarter. We build the scanner as the customer meets certain benchmarks in its site preparation in order to minimize the time lag between incurring costs of manufacturing and our receipt of the cash progress payments from the customer which are due upon delivery. Consequently, there can be a disparity between the revenues recognized in a fiscal period and the number of product sales. Generally, the recognized revenue from a scanner sale is recognized in a fiscal quarter or quarters following the quarter in which the sale was made.

     Costs related to product sales remained constant at $1.4 million in the third quarter of fiscal 2010 and in the third quarter of 2011 resulting from a decrease in the manufacturing activity. Costs related to product sales remained constant at $5.3 million in the first nine months of fiscal 2010 and 2011.

     Costs related to providing service for the third quarter increased by 40% from $577,000 in the third quarter of fiscal 2010 to $808,000 in fiscal 2011, notwithstanding service revenues remaining constant at $2.8 million in the third quarter of fiscal 2010 and fiscal 2011.

     Costs related to providing service for the first nine months decreased by 13.1% from $2.5 million in the nine months of fiscal 2010 to $2.2 million in fiscal 2011, notwithstanding service revenues remained constant at $8.3 million over the same period. We believe that an important factor in keeping service costs down is our ability to monitor the performance of customers' scanners from our facilities in Melville, New York, on a daily basis and to detect and repair any irregularities before more serious problems result.

     Overall, the operating results for our medical equipment segment improved to an operating income of $576,000 for the third quarter of fiscal 2011 as compared to an operating income of $400,000 for the third quarter of 2010, and an operating income of $1.5 million for the first nine months of fiscal 2011 as compared to an operating loss of $1.3 million for the first nine months of fiscal 2010.

     HMCA revenues increased in the third quarter of fiscal 2011 by 45.8% to $4.0 million from $2.7 million for the third quarter of fiscal 2010, primarily due to increased revenues from our New York locations. Part of this increase in revenues was due to HMCA's acquisition of Fair Haven Services, Inc. ("Fairhaven") from Dr. Raymond V. Damadian, the President, Chairman of the Board and principal stockholder of the Company for $10 effective as of October 1, 2010. Fairhaven is the Company which leases the MRI scanners to the New York sites managed by HMCA. The transaction was accounted for as a merger of commonly-controlled entities. The carrying value of the assets and liabilities at the acquisition date approximated their fair value.

     HMCA revenues for the first nine months of fiscal 2011 increased by 37.8% from $7.8 million in the first nine months of fiscal 2010 to $10.8 million in the first nine months of fiscal 2011. We now manage ten sites all of which are equipped with FONAR UPRIGHT(R) MRI scanners. HMCA experienced an operating income of $1.7 million for the first nine months of fiscal 2011 compared to operating loss of $1.4 million for the first nine months of fiscal 2010. The greater operating income was due primarily to an increase in the management and other fees which increased due to renegotiating the annual contracts, and the increased revenues recognized by leasing the MRI scanners to the New York sites commencing with the acquisition of Fairhaven at the beginning of the second quarter of fiscal 2011.

     HMCA cost of revenues for the nine months of fiscal 2010 as compared to the first nine months of fiscal 2011 increased by 9.2% from $6.2 million to $6.8 million. The increase in HMCA's cost of revenues was primarily the result of the increased expenditures we have been making to improve HMCA revenues by our marketing efforts, which focus on the unique capability of our Upright(R) MRI Scanners to scan patients in different positions along with the acquisition of 50 % interest in an MRI center located in the New York Metropolitan Area.

     The increase in our consolidated net revenues of 15.2% from $7.5 million in the third quarter of fiscal 2010 to $8.7 million in the third quarter of fiscal 2011 was coupled by a decrease of 3.0% in total costs and expenses from $7.5 million in the third quarter of fiscal 2010 compared to $7.3 million in the third quarter of fiscal 2011. As a result, our income from operations of $25,000 in the third quarter of fiscal 2010 increased to $1.4 million in the third quarter of fiscal 2011.

     For the first nine months of fiscal 2011 our consolidated revenues increased by 9.2% to $25.4 million from $23.2 million for the first nine months of fiscal 2010 while the total costs and expenses decreased by 14.6% to $22.1 million for the first nine months of fiscal 2011 from $25.9 million for the first nine months of fiscal 2010. Our operating loss of $2.7 million in the first nine months of fiscal 2010 changed to an operating income of $3.3 million in the first nine months of fiscal 2011.

     Selling, general and administrative expenses decreased by 31.5% to $6.2 million in the first nine months of fiscal 2011 from $9.0 million in the first nine months of fiscal 2010. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, was $161,000 for the first nine months of fiscal 2011 as compared to $99,000 for the first nine months of fiscal 2010.

     Research and development expenses decreased by 51% to $2.0 million for the first nine months of fiscal 2011 as compared to $2.2 million for the first nine months of fiscal 2010.

     Interest expense in the first nine months of fiscal 2011 increased to $363,000 compared to $275,000 for the first nine months of fiscal 2010.

     Inventories decreased by 22.4% to $2.2 million at March 31, 2011 as compared to $2.8 million at June 30, 2010 representing the use of raw materials and components in our inventory to fill orders.

     Management fee and medical receivables increased by 6.6% to $4.8 million at March 31, 2011 from $4.5 million at June 30, 2010, primarily due to renegotiated management fee contracts with an unrelated party and the purchase of the stock of Fair Haven Services and a 50% interest in a site in New York.

     The overall trends reflected in the results of operations for the first nine months of fiscal 2011 are an increase in revenues from management and other fees, as compared to the first nine months of fiscal 2010 ($10.8 million for the first nine months of fiscal 2011 as compared to $7.8 million for the first nine months of fiscal 2010), and an decrease in MRI equipment segment revenues both absolutely ($14.6 million as compared to $15.4 million) and as compared to HMCA. Revenues were $14.6 million or 57.5% from the MRI equipment segment as compared to $10.8 million or 42.5% from HMCA, for the first nine months of fiscal 2011, as compared to $15.4 million or 66.3% from the MRI equipment segment and $7.8 million or 33.7%, from HMCA, for the first nine months of fiscal 2010. Unrelated party sales constituted 100% of our medical equipment product sales for both the first nine months of fiscal 2011 and of fiscal 2010.

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

     We are committed to improving the operating results we experienced in the first nine months in fiscal 2011. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, including the availability of credit, payor reimbursement rates and policies, and unexpected expenditures or the timing of such expenditures, make it impossible to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Company's operating results.

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

     The Fonar 360(TM) is an enlarged room sized magnet in which the floor, ceiling and walls of the scan room are part of the magnet frame. This is made possible by Fonar's patented Iron- Frame(TM) technology which allows the Company's engineers to control, contour and direct the magnet's lines of flux in the patient gap where wanted and almost none outside of the steel of the magnet where not wanted. Consequently, this scanner allows surgeons and other interventional physicians to walk inside the magnet and achieve 360 degree access to the patient to perform interventional procedures.

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

Liquidity and Capital Resources

NASDAQ Listing

     On October 14,  2010,  the Company  received a  deficiency  letter from the
NASDAQ Staff that we do not comply with the minimum $2,500,000 in the stockholders' equity criteria of the Capital Market. The deficiency letter followed the filing of the Company's Form 10-K for the fiscal year ended June 30, 2010, in which we reported a stockholders' deficiency of approximately $5,776,000. The Company also did not meet the alternative minimum listing criteria of market value of listed securities of $35 million or net income from continuing operations of $500,000. The Company had until November 29, 2010 to submit a plan to regain compliance. The Company submitted its plan of compliance which included among other actions, a plan to acquire additional Upright(R) MRI facilities. The NASDAQ Staff requested additional information concerning the acquisition and gave the Company until the first week in January 2011 to negotiate a definitive agreement for the acquisition. When the Company was unable to negotiate a definitive agreement, the Staff issued a delisting letter. Fonar appealed the Staff's determination letter to the NASDAQ listing Qualifications Panel and made its pre-hearing submission on February 4, 2011. The hearing was held on February 24, 2011.

     On March 17, 2011, the NASDAQ Hearing Panel granted Fonar an extension until May 11, 2011, to complete its proposed financing and regain compliance with the stockholders' equity requirement of $2,500,000.

     The Company commenced a private placement of equity and succeeded in raising $6,000,000 by May 2, 2011, which amount was more than sufficient to eliminate the stockholders' deficiency of $781,000 as of March 31, 2011 and achieve compliance with the stockholders' equity requirement of $2,500,000.

     The  offering  consisted  of  Class A  membership  interests  in a  limited liability company, Imperial Management Services, LLC ("Imperial"). Class B membership interests, all of which were retained by Fonar's subsidiary, HMCA, hold a 75% equity interest in Imperial. The Class A membership interests are entitled to receive a dividend of 18% of their cash capital contribution of $6,000,000 to the limited liability company. The Class A membership interests are subject to redemption for a period of ten years. HMCA contributed all of its assets, together with its liabilities, to Imperial as HMCA's capital contribution. Most of the investors are or formerly were employees, directors or others having a close business relationship with Fonar and HMCA, together with some of their family members, friends and business associates.

     Cash, cash equivalents and marketable securities increased by 79.9% from $1.3 million at June 30, 2010 to $2.4 million at March 31, 2011. Marketable securities approximated $33,000 as of March 31, 2011, as compared to $28,000 at June 30, 2010.

     Cash provided by operating activities for the first nine months of fiscal 2011 was $1.7 million. Cash provided by operating activities was attributable to net income of $2.9 million, a decrease in prepaid expenses and other current assets of $307,000, an increase in other current liabilities of $1.6 million, offset by a decrease of customer advances of $121,000 an increase in accounts, management fee and medical receivables of $2.3 million, a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $2.6 million along with a decrease in accounts payable of $830,000.

     Cash provided by investing activities for the first nine months of fiscal 2011 was $460,000. The principal source of cash provided by investing activities during the first nine months of fiscal 2011 consisted mainly of proceeds from non controlling interests of $694,000 offset by capitalized software and patent costs of $172,000, purchase of property and equipment of $349,000 and cash acquired from business combinations of $289,000.

     Cash used in financing activities for the first nine months of fiscal 2011 was $1.1 million. The principal uses of cash in financing activities during the first nine months of fiscal 2011 consisted of repayment of principal on long-term debt and capital lease obligations of $1.1 million, offset by repayment of notes receivable from employee stockholders of $74,000.

     Total liabilities decreased by 1.0% to $27.1 million at March 31, 2011 from $27.4 million at June 30, 2010. We experienced an increase in other current liabilities from $8.1 million at June 30, 2010 to $8.2 million at March 31, 2011 along with an increase in long-term debt and capital leases from $1.6 million at June 30, 2010 to $2.0 million at March 31, 2011 offset by a decrease in accounts payable from $3.3 million at June 30, 2010 to $2.5 million at March 31, 2011, along with a decrease in billings in excess of costs and estimated earnings on uncompleted contracts from $2.7 million at June 30, 2010 to $200,000 at March 31, 2011, and a decrease in customer advances from $4.8 million at June 30, 2010 to $4.7 million at March 31, 2011. Unearned revenue on service contracts increased to $6.7 million at March 31, 2011 as compared to $5.2 million at June 30, 2010.

     As of March 31, 2011, the total of $8.2 million in other current liabilities included accrued salaries and payroll taxes of $718,000, accrued interest of $1.1 million and sales taxes of $2.8 million.

     Our working capital deficit decreased to $7.3 million at March 31, 2011 from $10.0 million at June 30, 2010. This resulted from an increase in current assets ($14.7 million at June 30, 2010 as compared to $17 million at March 31, 2011) particularly an increase in the cash and cash equivalents of $1.1 million ($1.3 million at June 30, 2010 as compared to $2.4 million at March 31, 2011), and a decrease in inventories of $634,000 ($2.8 million at June 30, 2010 as compared to $2.2 million at March 31, 2011) along with a decrease in current liabilities ($24.7 million at June 30, 2010 as compared to $24.3 million at March 31, 2011) resulting primarily from a decrease of approximately $836,000 in the current portion of accounts payable ($3.2 million at June 30, 2010 as compared to $2.4 million at March 31, 2011) and an increase of $86,000 in other current liabilities ($8.1 million at June 30, 2010 as compared to $8.2 million at March 31, 2011) .

     Fonar has not committed to making any significant capital expenditures in the 2011 fiscal year.

     Critical to our business plan are improvement and expansion of the MRI facilities managed by our subsidiary HMCA, and increasing the number of scans performed at those facilities. In addition, our business plan calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment and upgrades at competitive prices.

     The Company continues to focus its efforts on increased marketing campaigns to strengthen the demand for its products and services. Management anticipates that its capital resources will improve if Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales and demand for Upright(R) scanning at the facilities HMCA manages. Current economic credit conditions have contributed to a slowing business environment. Given such liquidity and credit constraints in the markets, the business has and may continue to suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available, whether the terms or conditions would be acceptable to the Company. In such case, the further reduction in operating expenses as well as possible sale of operating subsidiaries might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company.

     At March 31, 2011, the Company had a working capital deficiency of approximately $7.3 million and a stockholders' deficiency of approximately $781,000. For the nine months ended March 31, 2011, the Company incurred a net income of approximately $2.9 million, which included non-cash charges of approximately $2.8 million. The Company has funded its cash flow deficit for the nine months ended March 31, 2011 through cash provided by operations.

     Subsequent to March 31, 2011, however, we completed a private placement of $6.0 million, which has eliminated the stockholders' deficiency and reduced the working capital deficiency.

     Management anticipates that Fonar's capital resources will improve if (1) Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales, (2) service and maintenance revenues increase as the warranties on scanners expire and (3) HMCA revenues can be increased through the Company's vigorous marketing efforts and the installation of more HMCA managed Upright(R) MRI scanners. In addition, Management is exploring the possibility of additional equity and/or loan financing to improve liquidity. If we are not successful with our marketing efforts to increase revenues and are unable to raise debt or equity capital, we will experience a shortfall in cash, and it will be necessary to further reduce operating expenses to attempt to avoid the need to curtail our operations. Current economic, credit and political conditions have contributed to a slowing business environment for our company. The precise impact of these conditions can not be fully predicted. There can be no assurance that we would be able to secure additional funds if needed.

     The accompanying financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and assume that the Company will continue as a going concern. Although the Company's results of operations and net income have improved in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010, we still had negative working capital and a stockholders' deficiency at March 31, 2011, although the subsequent completion of a $6.0 million equity private placement has eliminated the stockholders' deficiency and reduced the working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

     In connection with the preparation of this Quarterly Report on Form 10-Q for the nine months ended March 31, 2011, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal controls or in other factors that could significantly affect these controls, during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings:There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2010 and the Form 10-Q for the fiscal quarter ended March 31, 2011. In the Golden Triangle Company v. Fonar Corporation et al case (U.S. District Court for the Eastern District of New York CV10-2932), the Company has made a motion to dismiss the plaintiff's amended complaint, which motion is still pending. In the Matt Malek Madison v. Fonar case (U.S. District Court, Northern District of California), Fonar filed a notice of appeal on October 28, 2010 and is appealing the judgment. In the Anchorage Neurological Associates, Inc. v. Fonar case, the case was settled for $155,000 payable $5,000 in December 2010, $4,000 monthly from February 2011 through February 2014 and $2,000 in March 2014.

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

                                           FONAR CORPORATION
                                           (Registrant)

                                           By:  /s/ Raymond V. Damadian
                                                  Raymond V. Damadian
                                                  President & Chairman
Dated: May 9, 2011


A signed original of this written statement required by Section 906 has been provided to Fonar Corporation and will be retained by Fonar Corporation and furnished to the Securities and Exchange Commission or its staff upon request.