Form 10-K
period 2011-06-30
FONAR CORP
filed 2011-09-30
CIK 355019

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                              _____________________

                                    FORM 10-K
                              _____________________

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 [Fee Required]
                     For the fiscal year ended June 30, 2011
                                       OR

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

The aggregate market value of the shares of Common Stock held by non-affiliates as of December 31, 2010 based on the closing price of $1.30 per share on such date as reported on the NASDAQ System, was approximately $6.6 million. The other outstanding classes do not have a readily determinable market value.

As of September 8, 2011, 5,677,528 shares of Common Stock, 158 shares of Class B Common Stock, 382,513 shares of Class C Common Stock and 313,438 shares of Class A Non-voting Preferred Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

FONAR CORPORATION AND SUBSIDIARIES

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

We conduct our business in two segments. Our medical equipment segment is conducted directly through Fonar. Our physician management and diagnostic services segment is conducted through our subsidiary Health Management Corporation of America.

MEDICAL EQUIPMENT SEGMENT

Fonar is engaged in the business of designing, manufacturing, selling and servicing magnetic resonance imaging, also referred to as "MRI" or "MR", scanners which utilize MRI technology for the detection and diagnosis of human disease, abnormalities, other medical conditions and injuries. Fonar's founders built the first scanner in 1977 and Fonar introduced the first commercial MRI scanner in 1980. Fonar is also the originator of the iron-core non-superconductive and permanent magnet technology.

Fonar's iron frame technology made Fonar the originator of "open" MRI scanners. We introduced the first "open" MRI in 1980. Since that time we have concentrated on further application of our "open" MRI, introducing most recently the Upright(R) Multi-positional(R) MRI scanner (also referred to as the "Upright(R)" or "Stand-Up(R)" MRI scanner) and the Fonar 360(TM) MRI scanner.

The product we are now most vigorously promoting is our Upright(R) MRI. The Upright(R) MRI is unique in the industry in that it allows patients to be scanned in a fully weight-bearing condition, such as standing, sitting or bending in any position that causes symptoms. This means that an abnormality or injury, such as a slipped disk can be visualized where it may not have been with the patient lying down. We have introduced the name "Upright(R)" as an alternative to "Stand-UP(R)" because of the multiplicity of positions in which the patient may be scanned where the patient is not standing.

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

The Company completed a private placement of equity and succeeded in raising $6,000,000 by May 2, 2011. The offering consisted of Preferred Class A membership interests in a newly formed limited liability company, Imperial
Management Services, LLC ("Imperial"). Class B membership interests, all of which were retained by the Company's subsidiary, HMCA, holds a 75% equity interest in Imperial. The Class A membership interests are entitled to receive a dividend of 18% per annum of their cash capital contribution of $6,000,000 to the limited liability company. HMCA contributed all of its assets, together with its liabilities, to Imperial as HMCA's capital contribution. The Imperial operating agreement provides for the Class A members to receive priority distributions until their original capital contributions are returned. As of June 30, 2011, Imperial manages 10 diagnostic imaging facilities located in states of New York and Florida. On October 1, 2010, the Company purchased 100% of the stock of Fair Haven Services Inc., an entity wholly owned by Raymond Damadian. The entity is in the business of leasing medical equipment to various unrelated PC's. During the year, the Company purchased a 50% controlling interest in an entity from an unrelated party that provides management services to a diagnostic center in the New York Metropolitan area. The Company also has another 50% controlling interest in an entity that will provide management services to a diagnostic center in New York. The center is in the process of being installed.

See Note 22 to the Consolidated Financial Statements for separate financial information respecting our medical equipment and physician and diagnostic management services segments.

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

The Upright(R) MRI permits, for the first time, MRI diagnoses to be made in the weight-bearing state. The Upright(R) MRI is the only MRI scanner that allows patients to be scanned while standing, sitting bending or lying down. This means that an abnormality or injury, such as a slipped disk, will be able to be scanned under full weight-bearing conditions, which is more often than not the position in which the patient experiences pain. An adjustable bed allows patients to stand, sit or lie on their backs, sides or stomachs. The Upright(R) MRI may also be useful for MRI-guided interventional procedures.

An important application of the Fonar Upright(R) technology is in the evaluation and diagnosis of patients with the Arnold-Chiari syndrome believed to affect from 200,000 to 500,000 Americans. In this syndrome there is brain stem compression and entrapment of the brain at the base of the skull in the foramen magnum, which is the circular bony opening at the base of the skull where the spinal cord exits the skull. Classic symptoms of the Chiari syndrome include the "drop attack," where the erect patient unexpectedly experiences an explosive rush or nervous discharge at the base of the brain which rushes down the body to the extremities, causing the patient to collapse in a temporary neuromuscular paralysis which then subsides while the patient is lying in a horizontal position.

The Fonar Upright(R) MRI has demonstrated its key value on two current patients with Chiari syndrome establishing that the conventional lie-down MRI scanners cannot make an adequate evaluation where the patient's pathology is most visible and where symptoms are most acute when the patient is upright. It is critical to have an image of the patient in an upright position so that the neurosurgeons can fully evaluate the extent of the brain stem compression which is occurring so they can choose the most appropriate surgical approach for the operative repair.

The Upright(R) is emerging as the MRI of choice for diagnosing spinal pathology. In September, 2006, FONAR sold an Upright(R) MRI scanner to the largest orthopedic hospital in the Netherlands, the St. Maartenskliniek. St. Maartenskliniek has over 300 in-patient beds and an extensive outpatient clinic program that diagnoses and treats 25,000 patients with orthopedic problems annually. In placing the order, St. Maartenskliniek announced from the point of view of their internationally recognized "Spine Center" that "once Fonar made available upright weight-bearing MRI imaging technology, owning one for the St. Maartenskliniek "Spine Center" was not optional but mandatory. For our hospital to continue to engage in spine surgery without it, once this new technology became available, was unacceptable. Once the means were available to make certain we were getting the complete picture of the patient's spine pathology before undertaking surgery, so that we could be certain we were not performing surgery based on a wrong diagnosis and running the risk of doing the wrong surgery, we did not regard the utilization of this new technology, from our patient's perspective as optional. It was mandatory."

In February 2011, FONAR sold an UPRIGHT(R) MRI to a Neuroscience Spine Institute in the Northeast. The group that purchased the MRI said they wanted the best diagnostic device available to allow them to be a "center of excellence for the spine." They had considered other state-of-the-art MRI scanners including those with field strengths of 1.5 and 3.0 Tesla, but those were single-position (recumbent only ) and not weight-bearing systems. The buyers firmly believed that in order for them to be a "center of excellence for the spine," it was crucial for them to have an MRI that could evaluate the spine in its full range of dynamic weight-bearing positions.

In June 2011, FONAR sold an Upright(R) MRI to another medical practice dedicated to being a "center of excellence for the spine". Hoorman M. Melamed, MD, FAOOS, a board-certified orthopaedic spine surgeon, and a principal at the Bakersfield UPRIGHT MRI Center, said, "Selection of the FONAR UPRIGHT(R) Multi- Position(TM) MRI for our group was a very careful and deliberate decision. We recognize that the UPRIGHT(R) MRI offers capabilities beyond that of a recumbent-only MRI. The UPRIGHT(R) MRI allows for scanning patients weight-bearing and the dynamic positions of flexion and extension. This allows us to see and evaluate the spine under load of a patient's pathology thus enabling us to avoid underestimating a patient's pathology and therefore obtaining a better diagnosis."

Another milestone in the utilization of the FONAR Upright(R) MRI was the publication in the medical journal "Brain Injury" (July 2010) of a study of 1200 neck pain patients. The study was published by 10 authors from distinguished universities in the United States and around the world. The study reported that Cerebellar Tonsil Herniation (CTE) was missed 60% of the time when the patient was scanned recumbent instead of upright. At the current rate of 1,000,000 automobile whiplash injuries in the U.S. per year, 600,000 patients each year would have the pathology responsible for their symptoms go undetected if they were examined solely in a conventional recumbent-only MRI.

We are vigorously promoting sales of the Upright(R) MRI which we regard as our most promising product. Revenues, however, recognized from the sale of
Upright(R) MRI scanners decreased in fiscal 2011 by 33% over fiscal 2010 from approximately $7.9 million in fiscal 2010 to approximately $5.3 million in fiscal 2011 under present market conditions. The following chart shows the revenues attributable to our different model scanners for the fiscal years ended June 30, 2010 and June 30, 2011. Note that we recognize revenue on a percentage of completion basis.

Accordingly, revenue is recognized as each sub-assembly of a scanner is manufactured. Consequently the revenues for a fiscal period do not necessarily relate to orders placed in that period or payments received.


     Model                   Revenues Recognized
                      ----------------------------
                      Fiscal 2010       Fiscal 2011
                      ------------      ----------
     Upright(R)       $ 7,855,087      $5,345,932
     Fonar 360(TM)    $         0      $        0
     Other            $ 1,201,220      $1,336,365

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

Health Management Corporation of America ("HMCA"), a subsidiary of Fonar, currently is managing 10 diagnostic imaging centers located in New York and Florida.

All these centers, are equipped with Upright(R) MRI scanners. HMCA has intensified its marketing efforts, including the hiring of additional marketers and supervisory personnel. HMCA's objective is to increase HMCA's revenues not only for HMCA's sake of promoting HMCA's profitability but to provide sufficient revenues to support both segments of our business during times when MRI scanner sales are weak.

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

Full-range-of-motion studies of the joints in virtually any direction are possible, an especially promising feature for sports injuries. Full Range of Motion(TM) cines, or movies, of the lumbar spine will be achieved under full body weight.

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

During fiscal 2011, sales of our Upright(R) MRI scanners accounted for approximately 16.1% of our total revenues and 30.0% of our medical equipment revenues, as compared to 24.7% of total revenues and 37.9% of medical equipment revenues in fiscal 2010. These results reflect the decrease in our sales of scanners.

During fiscal 2011 and fiscal 2010, we had no revenues attributable to sales of our Fonar 360(TM) scanner.

Our principal selling, marketing and advertising efforts have been focused on the Upright(R) MRI, which we believe is a particularly unique product, being the only MRI scanner which is both open and allows for weight-bearing imaging. Since we perceive that the Upright(R) MRI is successfully penetrating the market and enabled us to achieve profitability in fiscal 2011, we expect to continue our focus on the Upright(R) MRI in the immediate future. We are optimistic that the Fonar 360(TM) and our other products and works in progress will also contribute to increased product sales.

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

PRODUCT MARKETING

The principal markets for the Company's scanners are private diagnostic imaging centers and hospitals.

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

Fonar's success in targeting surgeons was most evident in the sale, in September 2006, of an Upright(R) MRI scanner to the largest orthopedic hospital in the Netherlands, the St. Maartenskliniek in Nijmegen. In addition to being a key sale to a prestigious hospital, the medical conclusions reached and stated by the buyer and the buyer's intention to conduct research and publish articles concerning the Upright(R) technology, are a vital component to Fonar's objective to prove to the medical community at large, insurers, governmental agencies and others the benefits, if not the necessity of Upright(R) scanning. A Director of St. Maartenskliniek and the Chairman of Spine Surgery stated that "We at St. Maartenskliniek, the biggest orthopedic hospital in the Netherlands, are very much looking forward to this new technology from Fonar which will enable us to evaluate the spine anatomy in the fully weight-bearing state and in multiple positions. We expect these new multi-position capabilities to lead to more accurate diagnosis and better surgery outcomes for patients. Once our active research program has discovered the benefits of this new Fonar technology for patients, we intend to publish the results in a lot of peer reviewed scientific journals." The Chairman stated further "that once Fonar made available upright weight-bearing MRI imaging technology, owning one for the St. Maartenskliniek "Spine Center" was not optional but mandatory. For our hospital to continue to engage in spine surgery without it, once this new technology became available, was unacceptable".

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

We also will seek to introduce new MRI applications for our scanners such as MRI-directed interventions. Our areas of operations are principally in the United States. During the fiscal year ended June 30, 2011, 8.5% of the Company's revenues were generated by foreign sales, as compared to 11.9% for fiscal 2010.

We are seeking to promote foreign sales and have sold scanners in various foreign countries. Foreign sales, however, have not yet proved to be a significant source of revenue.

SERVICE AND UPGRADES FOR MRI SCANNERS

Our customer base of installed scanners has been and will continue to be an additional source of income, independent of direct sales.

Income is generated from the installed base in two principal areas namely, service and upgrades. Service and maintenance revenues from our external installed base were approximately $11.1 million in fiscal 2011 and $11.1 million in fiscal 2010. We expect service revenues to increase as warranties expire on previously sold scanners, and the customers then enter into service contracts.

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

RESEARCH AND DEVELOPMENT

During the fiscal year ended June 30, 2011, we incurred expenditures of $1,507,290, $67,258 of which was capitalized, on research and development, as compared to $2,773,704, $315,362 of which was capitalized, during the fiscal year ended June 30, 2010.

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

Research and development activities have focused principally on software improvements to the user interface of the MRI scanner. The Windows-based Sympulse(TM) platform controls all of the functions of the UPRIGHT(R) scanner except those of the versatile, multi-position patient table. Separate, dedicated, motion-control software is used to maneuver the UPRIGHT(R) bed, and development of this software is ongoing as well. The same Sympulse(TM) platform running identical software underpins the operation of other FONAR MRI scanners, including the FONAR 360(TM) and older units such as the Quad 12000(TM).

In December 2010 FONAR completed and shipped Release 8.0. The signature feature of Release 8.0 is the Centering Cursor, which enables the technologist to position the target anatomy precisely at the center of the magnet by means of a cursor that can be translated on scout or localizer images. The location of the Centering Cursor is communicated directly to the patient table with a click of the mouse. Because the UPRIGHT(R) bed enjoys three degrees of freedom in its motion, unlike conventional recumbent MRI scanners that have but one (in and out), the anatomy of interest can be scanned at magnet isocenter, where the magnetic field is most uniform. This is critical for the successful implementation of chemical-shift sensitive fat suppression techniques, such as direct fat saturation and the Dixon method.

While software improvements to the user interface are important in their own right, significant value is added to the MRI scanner by the modification of existing protocols for examining various parts of the body, and the development of new protocols that utilize new underlying capabilities of the pulse sequence software.

For example, in Release 8.0, the Dixon method of fat suppression was extended from gradient echo sequences to fast spin echo and spin echo sequences. This is particularly important for musculoskeletal imaging because it enables technologists to meet the demand of radiologists for true proton density-, T1-, and T2-weighted imaging with fat suppression. Protocols employing this new technique were released together with the user interface software in a bundled package. Over time, FONAR users have become accustomed to the steady improvement in clinical protocols that accompany new software releases. More significantly, in recent years we have seen increasing adoption of FONAR- standard clinical protocols over those developed on site. This is a testament to the superior image quality they produce in attractively short scan times.

The development of clinically practical scan protocols and software depends on close contact between research and development scientists and engineers and end users. That close contact is facilitated in part by the subsidiary relationship with HMCA-IMPERIAL and the scanning centers it manages. In addition to that collaboration, R&D staff have pursued a variety of novel and UPRIGHT(R) MRI-specific research projects that, it is anticipated, will ultimately lead to new applications that are made available to existing customers as upgrade add-ons to their machines.

For example, a multi-year collaboration with faculty and graduate students at the University of Delaware has lead to the development of an open-geometry low-impedance quadrature knee coil that is ideally suited to the weight-bearing examination of the knee, and the study of a variety of pathologies such as patellofemoral pain syndrome and osteoarthritis. This work is described in doctoral dissertations and papers that have been presented at conferences and submitted for publication.

Two independent collaborations with plastic surgeons specializing in breast implantation have yielded insights into the way in which various types of implants coexist with surrounding tissues in the cosmetically significant upright seated or standing posture. One or more publications authored by these outside users are in progress.

A receiver coil and scanning protocols designed for rapid, x-ray free MRI evaluation of patients with scoliosis has already been made available to FONAR customers. FONAR image display software that enables the technologist to reformat the axial 3D data set into a coronal plane that follows the lordotic curve of the spine is enabled upon purchase of the coil. Papers describing this work have already been published.

Another important development is "Correlated Slice Profile" (CSP(TM)) Imaging which can be done for most spine patients. The patient having the spine scan is scanned in the four positions of Upright(R)-neutral, Upright(R)-flexion, Upright(R)-extension, and traditional recumbent. At the conclusion of the scan, the MRI technologist selects a center-slice sagittal view from each of the four positions. The four image positions are then displayed side by side. In this way, one can quickly comprehend how a patient's pathology changes from position to position within the same anatomic slice. This multi-position weight-bearing imaging of the spine enables the patient's physician to see all of the patient's symptom-generating pathology so they can be correctly addressed therapeutically or surgically (if necessary).

BACKLOG

Our backlog of unfilled orders at September 20, 2011 was approximately $9.4 million, as compared to $14.9 million at September 28, 2010. It is expected that a substantial portion of the existing backlog of orders will be filled within the 2012 fiscal year. Our contracts generally provide that if a customer cancels an order, the customer's initial down payment for the MRI scanner is nonrefundable.

PATENTS AND LICENSES

We currently have numerous patents in effect which relate to the technology and components of the MRI scanners. We believe that these patents, and the know-how we have developed, are material to our business.

One of our patents, issued in the name of Dr. Damadian and licensed to Fonar, was United States patent No. 3,789,832, Apparatus and Method for Detecting Cancer in Tissue, also referred to as the "1974 Patent". The development of our MRI scanners have been based upon the 1974 Patent, and we believe that the 1974 Patent was the first of its kind to utilize MR to scan the human body and to detect cancer. The 1974 Patent was extended beyond its original 17-year term and expired in February, 1992. We have significantly enhanced our patent position within the industry and now possesses a substantial patent portfolio which provides us, under the aegis of United States patent law, "the exclusive right to make, use and sell" many of the scanner features which Fonar pioneered and which are now incorporated in most MRI scanners sold by the industry. As of June 30, 2011, 172 patents had been issued to Fonar, and approximately 26 patents were pending. A number of Fonar's existing patents specifically relate to protecting Fonar's position in the high-field iron frame open MRI market. The patents further enhance Dr. Damadian's pioneer patent, the 1974 Patent, that initiated the MRI industry and provided the original invention of MRI scanning. The terms of the patents in Fonar's portfolio extend to various times.

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


HEALTH MANAGEMENT CORPORATION OF AMERICA IMPERIAL MANAGEMENT SERVICES, LLC PHYSICIAN AND DIAGNOSTIC SERVICES MANAGEMENT BUSINESS

Health Management Corporation of America, formed under the name U.S. Health Management Corporation and referred to as "HMCA", was organized by FONAR in March 1997. HMCA was formed as a wholly-owned subsidiary which engages in the business of providing comprehensive management services to diagnostic imaging facilities. The services we provide include development, administration, leasing of office space, facilities and equipment, provision of supplies, staffing, training and supervision of non-medical personnel, legal services, accounting, billing and collection and the development and implementation of practice growth and marketing strategies.

Subsequently, in May 2011, HMCA contributed all of its assets, liabilities and business to Imperial which is controlled but not wholly-owned by HMCA. Imperial is continuing the business of HMCA utilizing the same facilities, equipment and personnel as HMCA. This transaction did not result in a change of control or policy, but was solely a means to raise capital. To avoid confusion in making comparisons and to show the continuity of the business, our physician management and diagnostic services segment is sometimes referred to as "HMCA-IMPERIAL" for both periods before and after May 2, 2011.

HMCA-IMPERIAL currently manages 10 MRI facilities. In April 2003, HMCA- IMPERIAL sold the portion of its business which managed primary care medical practices, and in July 2005, HMCA-IMPERIAL sold the portion of its business engaged in the management of physical therapy and rehabilitation practices. This was the result of HMCA-IMPERIAL's decision to focus on management of MRI facilities, the business in which HMCA-IMPERIAL is most experienced. For the 2011 fiscal year, the revenues HMCA-IMPERIAL recognized from the MRI facilities increased to $15.3 million, notwithstanding economic conditions and in contrast to the decline in revenues recognized from scanner sales. For the 2010 fiscal year, the revenues HMCA-IMPERIAL recognized from the MRI facilities were $11.1 million.

HMCA-IMPERIAL GROWTH STRATEGY

HMCA-IMPERIAL's growth strategy focuses on upgrading and expanding the existing facilities it manages and expanding the number of facilities it manages for its clients. Our most important effort in this regard has been to promote and facilitate the replacement of existing MRI scanners with new Fonar Upright(R) MRI scanners. Presently, we have Upright(R) MRI scanners at all of the MRI facilities we manage.

On May 1, 2010, HMCA-IMPERIAL purchased a 15.2% interest from an unrelated party of an entity that provides management services to a diagnostic center in the New York Metropolitan area. On January 1, 2011, the Company purchased an additional 34.8% interest by the issuance of a promissory note of $400,000.

HMCA-IMPERIAL will soon be adding an eleventh Upright(R) MRI facility that it manages. HMCA-IMPERIAL also has a 50% controlling interest in an entity that will provide management services to a diagnostic center in the New York Metropolitan area. This facility, which is located in Westchester County, New York is expected to open this fall.

In connection with its focus on managing only MRI facilities, HMCA-IMPERIAL sold its business of managing physical therapy and rehabilitation practices on July 28, 2005 to Health Plus Management Services, L.L.C.

PHYSICIAN AND DIAGNOSTIC MANAGEMENT SERVICES

HMCA-IMPERIAL's services to the facilities it manages encompass substantially all of their business operations. Each facility is controlled, however, by the physician owner, not HMCA-IMPERIAL, and all medical services are performed by the physicians and other medical personnel under the physician-owner's supervision. HMCA-IMPERIAL is the management company and performs services of a non-professional nature. These services include:

1. Offices and Equipment. HMCA-IMPERIAL identifies, negotiates leases for and/or provides office space and equipment to its clients. This includes technologically sophisticated medical equipment. HMCA-IMPERIAL also provides improvements to leaseholds, assistance in site selection and advice on improving, updating, expanding and adapting to new technology.

2. Personnel. HMCA-IMPERIAL staffs all the non-medical positions of its clients with its own employees, eliminating the client's need to interview, train and manage non-medical employees. HMCA-IMPERIAL processes the necessary tax, insurance and other documentation relating to employees.

3. Administrative. HMCA-IMPERIAL assists in the scheduling of patient appointments, purchasing of office and medical supplies and equipment and handling of reporting, accounting, processing and filing systems. It prepares and files the physician portions of complex forms to enable its clients to participate in managed care programs and to qualify for insurance reimbursement. HMCA-IMPERIAL assists the clients to implement programs and procedures to ensure full and timely regulatory compliance and appropriate cost reimbursement under no-fault insurance and Workers' Compensation guidelines, as well as compliance with other applicable governmental requirements and regulations, including HIPAA and other privacy requirements.

4. Billing and Collections. HMCA-IMPERIAL is responsible for the billing and collection of revenues from third-party payors including those governed by no-fault and Workers' Compensation statutes. HMCA-IMPERIAL is presently using a third party to perform its billing and collection services for its clients' no-fault and Workers' Compensation scanning business.

5. Cost Saving Programs. Based on available volume discounts, HMCA-IMPERIAL seeks to assist in obtaining favorable pricing for office and medical supplies, equipment, contrast agents, such as gadolinuim, and other inventory for its clients.

6. Diagnostic Imaging and Ancillary Services. HMCA-IMPERIAL can offer access to diagnostic imaging equipment through diagnostic imaging facilities it manages. The Company may expand the ancillary services offered in its network to include CT-scans and x-rays, if it is determined that such additions may be useful to clients.

7. Marketing  Strategies.  HMCA-IMPERIAL  is  responsible  for   developing  and
proposing marketing plans for its clients.

8. Expansion Plans. HMCA-IMPERIAL assists the clients in developing expansion plans including the opening of new or replacement facilities where appropriate.

HMCA-IMPERIAL advises clients on all aspects of their businesses, including expansion where it is a reasonable objective, on a continuous basis. HMCA-IMPERIAL's objective is to free physicians from as many non-medical duties as is practicable. Practices can treat patients more efficiently if the physicians can spend less time on business and administrative matters and more time practicing medicine.

HMCA-IMPERIAL provides its services pursuant to negotiated contracts with its clients. While HMCA-IMPERIAL believes it can provide the greatest value to its clients by furnishing the full range of services appropriate to that client, HMCA-IMPERIAL would also be willing to enter into contracts providing for a more limited spectrum of management services.

The facilities enter into contracts with third party payors, including managed care companies. Neither HMCA-IMPERIAL's clients nor HMCA-IMPERIAL participate in any capitated plans or other risk sharing arrangements. Capitated plans are those HMO programs where the provider is paid a flat monthly fee per patient.

As of June 22, 2007, Dr. Robert Diamond purchased the stock of the professional corporations owning eight New York sites managed by HMCA-IMPERIAL, previously owned by Dr. Raymond V. Damadian, the President, Chairman of the Board and principal stockholder of Fonar. Dr. Diamond has been reading scans for HMCA-IMPERIAL managed facilities for more than seven years. In connection with the sale, new management agreements were substituted for the existing management agreements, providing, for the same management services. The fees in fiscal 2009, however, were flat monthly fees in the aggregate amount of $578,500 per month. The fees in fiscal 2010 were flat monthly fees in the aggregate amount of $696,000 per month and in fiscal 2011 increased to $892,930 per month in the aggregate. Fees under the management agreements are subject to adjustment by mutual agreement on an annual basis.

Dr. Damadian still owns the three MRI facilities in Florida managed by HMCA-IMPERIAL. The fees for the three sites in Florida owned by Dr. Damadian are flat monthly fees ranging from $137,444 to $206,686 per month. No MRI facilities or other medical facilities are owned by HMCA-IMPERIAL.

HMCA-IMPERIAL contracts with Tritech Healthcare Management (Plainview, New York) to perform billing and collection for its clients' no-fault and workers' compensation business for a fee of 5% of all adjusted no-fault and workers' compensation claims with a $30,000 monthly cap. HMCA-IMPERIAL handles all of its clients' other billings and collections.

In June 2011, Health Diagnostics, LLC, outsourced its billing, collections and credentialing operations for the sites that it manages to HMCA-IMPERIAL. The fee is 5% of all adjusted deposits. The revenue received by HMCA-IMPERIAL in fiscal 2011 from this arrangement was $76,148.

Since the types of medical practices that Health Diagnostics manages are very similar to those that HMCA-IMPERIAL manages, it is a natural expansion of HMCA-IMPERIAL services. With HMCA-IMPERIAL's 14 years of experience in billing, collecting and credentialing, this agreement is expected to benefit the customer and enhance the profitability of HMCA-IMPERIAL.

HMCA-IMPERIAL MARKETING

HMCA-IMPERIAL's marketing strategy is to expand the business and improve the facilities which it manages. HMCA-IMPERIAL will seek to increase the number of locations of those facilities where market conditions are promising and to promote growth of its clients' patient volume and revenue.

DIAGNOSTIC IMAGING FACILITIES AND OTHER ANCILLIARY SERVICES

Diagnostic imaging facilities managed by HMCA-IMPERIAL provide diagnostic imaging services to patients referred by physicians who are either in private practice or affiliated with managed care providers or other payor groups. The facilities are operated in a manner which eliminates the admission and other administrative inconveniences of in-hospital diagnostic imaging services. Imaging services are performed in an outpatient setting by trained medical technologists under the direction of physicians employed by the diagnostic imaging facilities. Following diagnostic procedures, the images are reviewed by the interpreting physicians who prepare a report of these tests and their findings. These reports are transcribed by HMCA-IMPERIAL personnel and then delivered to the referring physician.

HMCA-IMPERIAL develops marketing programs in an effort to establish and maintain profitable referring physician relationships and to maximize reimbursement yields. These marketing approaches identify and target selected market segments consisting of area physicians with certain desirable medical specialties and reimbursement yields. Corporate and facility managers determine these market segments based upon an analysis of competition, imaging demand, medical specialty and payor mix of each referral from the local market. HMCA-IMPERIAL also directs marketing efforts at managed care providers.

Managed care providers have become an important factor in the diagnostic imaging industry. To further its position, HMCA-IMPERIAL is seeking to expand the imaging modalities offered at its managed diagnostic imaging facilities.

REIMBURSEMENT

HMCA-IMPERIAL's clients receive reimbursements for their MRI scans through Medicare, Medicaid, managed care and private insurance.

Medicare

The Medicare program provides reimbursement for hospitalization, physician, diagnostic and certain other services to eligible persons 65 years of age and over and certain other individuals. Providers are paid by the federal government in accordance with regulations promulgated by the Department of Health and Human Services, HSS, and generally accept the payment with nominal deductible and co-insurance amounts required to be paid by the service recipient, as payment in full. Hospital inpatient services are reimbursed under a prospective payment system. Hospitals receive a specific prospective payment for inpatient treatment services based upon the diagnosis of the patient.

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

Services provided in non-hospital based freestanding facilities, such as independent diagnostic treatment facilities, are paid under the Medicare Physician Fee Schedule, or MPFS. All of HMCA-IMPERIAL's clients are presently in this category of independent diagnostic treatment facilities. The MPFS is updated on an annual basis.

Healthcare Reform Legislation

Healthcare reform legislation enacted in the first quarter of 2010 by the Patient Protection and Affordable Care Act or PPACA, specifically requires the U.S. Department of Health and Human Services, in computing physician practice expense relative value units, to increase the equipment utilization factor for advanced diagnostic imaging services (such as MRI, CT and PET) from a presumed utilization rate of 50% to 65% for 2010 through 2012, 70% in 2013, and 75% thereafter. Excluded from the adjustment are low-technology imaging modalities such as ultrasound, X-ray and fluoroscopy. The Health Care and Education Reconciliation Act of 2010 (H.R. 4872) or Reconciliation Act, which was passed by the Senate and approved by the President on March 30, 2010, amends the provision for higher presumed utilization of advanced diagnostic imaging services to a presumed rate of 75%. These changes may result in decreased revenue for the scans we perform for Medicare beneficiaries. Other changes in reimbursement for services rendered by Medicare Advantage plans may also reduce the revenues we receive for services rendered to Medicare Advantage enrollees.

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

In addition to the foregoing changes to the usage assumptions, CMS' 2010 regulatory changes to the MPFS also included a downward adjustment to services primarily involving the technical component rather than the physician work component, by adjusting downward malpractice payments for these services. The reductions will affect the services we provide, primarily impacting radiology and other diagnostic tests. As noted above, the changes to the MPFS will be transitioned over a four-year period such that beginning in 2013, CMS will fully implement the revised payment rates. This change to the MPFS, could have an adverse effect on our financial condition and results of operations. For our fiscal year ended June 30, 2011, Medicare revenues represented approximately
17.4% of the revenues for HMCA-IMPERIAL's clients. The impact of the new MPFS will increase over the four-year transition period unless mitigated by future legislation (either currently proposed or pledged by Congress and the federal government administration).

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

Medicaid

The Medicaid program is a jointly-funded federal and state program providing coverage for low-income persons. In addition to federally- mandated basic services, the services offered and reimbursement methods vary from state to state. In many states, Medicaid reimbursement is patterned after the Medicare program; however, an increasing number of states have established or are establishing payment methodologies intended to provide healthcare services to Medicaid patients through managed care arrangements. In fiscal 2011, approximately 2.7% of the revenues of HMCA- IMPERIAL's clients were attributable to Medicaid.

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

HMCA-IMPERIAL COMPETITION

The physician and diagnostic management services field is highly competitive. A number of large hospitals have acquired medical practices and this trend may continue. HMCA-IMPERIAL expects that more competition will develop. Many competitors have greater financial and other resources than HMCA-IMPERIAL.

With respect to the diagnostic imaging facilities managed by HMCA-IMPERIAL, the outpatient diagnostic imaging industry is highly competitive. Competition focuses primarily on attracting physician referrals at the local market level and increasing referrals through relationships with managed care organizations. HMCA-IMPERIAL believes that principal competitors for the diagnostic imaging centers are hospitals and independent or management company-owned imaging centers. Competitive factors include quality and timeliness of test results, ability to develop and maintain relationships with managed care organizations and referring physicians, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times. HMCA-IMPERIAL believes that it will be able to effectively meet the competition in the outpatient diagnostic imaging industry with the new Fonar Upright(R) MRI scanners at its facilities.


GOVERNMENT REGULATION APPLICABLE TO HMCA-IMPERIAL

FEDERAL REGULATION

The healthcare industry is highly regulated and changes in laws and regulations can be significant. Changes in the law or new interpretation of existing laws can have a material effect on our permissible activities, the relative costs associated with doing business and the amount of reimbursement by government and other third-party payors.

Federal False Claims Act

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

The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the False Claims Act by, among other things, broadening protections for whistleblowers and creating liability for knowingly retaining a government overpayment, acting in deliberate ignorance of a government overpayment or acting in reckless disregard of a government overpayment. The recently enacted healthcare reform bills in the form of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, "PPACA") expanded on changes made by the 2009 Fraud Enforcement and Recovery Act with regard to such "reverse false claims." Under PPACA, the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later, constitutes a violation of the False Claims Act. HMCA-IMPERIAL and its clients have never been sued under the False Claims Act and believe they are in compliance with the law.

Stark Law

Under the federal Self-Referral Law, also referred to as the "Stark Law", which is applicable to Medicare and Medicaid patients, and the self-referral laws of various States, certain health practitioners, including physicians, chiropractors and podiatrists, are prohibited from referring their patients for the provision of designated health services, including diagnostic imaging and physical therapy services, to any entity with which they or their immediate family members have a financial relationship, unless the referral fits within one of the specific exceptions in the statutes or regulations. The federal government has taken the position that a violation of the federal Stark Law is also a violation of the Federal False Claims Act. Statutory exceptions under the Stark Law include, among others, direct physician services, in-office ancillary services rendered within a group practice, space and equipment rental and services rendered to enrollees of certain prepaid health plans. Some of these exceptions are also available under the State self-referral laws. HMCA- IMPERIAL believes that it and its clients are in compliance with these laws.

Anti-kickback Regulation

We are subject to federal and state laws which govern financial and other arrangements between healthcare providers. These include the federal anti-kickback statute which, among other things, prohibits the knowing and willful solicitation, offer, payment or receipt of any remuneration, direct or indirect, in cash or in kind, in return for or to induce the referral of patients for items or services covered by Medicare, Medicaid and certain other governmental health programs. Under PPACA, knowledge of the anti-kickback statute or the specific intent to violate the law is not required. Violation of the anti-kickback statute may result in civil or criminal penalties and exclusion from the Medicare, Medicaid and other federal healthcare programs, and according to PPACA, now provides a basis for liability under the False Claims Act. In addition, it is possible that private parties may file "qui tam" actions based on claims resulting from relationships that violate the anti-kickback statute, seeking significant financial rewards. Many states have enacted similar statutes, which are not limited to items and services paid for under Medicare or a federally funded healthcare program. Neither HMCA-IMPERIAL nor its clients engage in this practice.

In fiscal 2011, approximately 17.4% of the revenues of HMCA-IMPERIAL's clients were attributable to Medicare and 2.7% were attributable to Medicaid. In fiscal 2010, approximately 17.3% of the revenues of HMCA-IMPERIAL's clients were attributable to Medicare and 2.8% were attributable to Medicaid.

Deficit Reduction Act (DRA)

On February 8, 2006, the President signed into law the DRA. Effective January 1, 2007, the DRA provides that Medicare reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) performed in freestanding facilities will be capped. Payment will be the lesser of the Medicare Physician Fee Schedule or the Hospital Outpatient Prospective Payment System (HOPS) rates. Implementation of these reimbursement reductions contained in the DRA has had an adverse effect on our business. In fiscal 2011, however, we were able to counter this effect by increasing our clients' scan volumes through our vigorous marketing efforts.

The DRA also codified the reduction in reimbursement for multiple images on contiguous body parts previously announced by CMS, the agency responsible for administering the Medicare program. In November 2005, CMS announced that it would pay 100% of the technical component of the higher priced imaging procedure and 50% of the technical component of each additional imaging procedure for imaging procedures involving contiguous body parts within a family of codes when performed in the same session. CMS had indicated that it would phase in this 50% rate reduction over two years, so that the reduction was 25% for each additional imaging procedure in 2006 and another 25% reduction scheduled for 2007. However, for services furnished on or after July 1, 2010, the PPACA which, as stated above, was signed into law on March 23, 2010, requires the full 50% reduction to be implemented. We have determined that the impact of this final 25% reduction is, and will likely be in the future, immaterial to our operating results.

Health Insurance Portability and Accountability Act

Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA, in part, to combat healthcare fraud and to protect the privacy and security of patients' individually identifiable healthcare information. HIPAA, among other things, amends existing crimes and criminal penalties for Medicare fraud and enacts new federal healthcare fraud crimes, including actions affecting non-government healthcare benefit program by means of false or fraudulent representations in connection with the delivery of healthcare services is subject to a fine or imprisonment, or potentially both. In addition, HIPAA authorizes the imposition of civil money penalties against entities that employ or enter into contracts with excluded Medicare or Medicaid program participants if such entities provide services to federal health program beneficiaries. A finding of liability under HIPAA could have a material adverse effect on our business, financial condition and results of operations.

Further, HIPAA requires healthcare providers and their business associates to maintain the privacy and security of individually identifiable protected health information ("PHI"). HIPAA imposes federal standards for electronic transactions, for the security of electronic health information and for protecting the privacy of PHI. The Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), signed into law on February 17, 2009, dramatically expanded, among other things, (1) the scope of HIPAA to now apply directly to "business associates," or independent contractors who receive or obtain PHI in connection with providing a service to a covered entity, (2) substantive security and privacy obligations, including new federal security breach notification requirements to affected individuals, DHHS and prominent media outlets, of certain breaches of unsecured PHI, (3) restrictions on marketing communications and a prohibition on covered entities or business associates from receiving remuneration in exchange for PHI, and (4) the civil and criminal penalties that may be imposed for HIPAA violations, increasing the annual cap in penalties from $25,000 to $1.5 million per year.

In addition, many states have enacted comparable privacy and security statues or regulations that, in some cases, are most stringent than HIPAA requirements. In those cases it may be necessary to modify our operations and procedures to comply with the more stringent state laws, which may entail significant and costly changes for us. We believe that we are in compliance with such state laws and regulations. However, if we fail to comply with applicable state laws and regulations, we could be subject to additional sanctions.

We believe that we are in compliance with the current HIPAA requirements, as amended by HITECH, and comparable state laws, but we anticipate that we may encounter certain costs associated with future compliance. Moreover, we cannot guarantee that enforcement agencies or courts will not make interpretations of the HIPAA standards that are inconsistent with ours, or the interpretations of our contracted radiology practices or their affiliated physicians. A finding of liability under the HIPAA standards may result in significant criminal and civil penalties. Noncompliance also may result in exclusion from participation in government programs, including Medicare and Medicaid. These actions could have a material adverse effect on our business, financial condition, and results of operations.

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

Certificates of Need

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

State Regulation

In addition to the federal self-referral law and federal Anti-kickback statute, many States, including those in which HMCA-IMPERIAL and its clients operate, have their own versions of self-referral and anti-kickback laws. These laws are not limited in their applicability, as are the federal laws, to specific programs. HMCA-IMPERIAL believes that it and its clients are in compliance with these laws.

Various States prohibit business corporations from practicing medicine. Various States also prohibit the sharing of professional fees or fee splitting. Consequently, HMCA-IMPERIAL leases space and equipment to clients and provides clients with a range of non-medical administrative and managerial services for agreed upon fees. HMCA-IMPERIAL does not engage in the practice of medicine or establish standards of medical practice or policies for its clients in any State even where permitted.

HMCA-IMPERIAL's clients generate revenue from patients covered by no-fault insurance and workers' compensation programs. For the fiscal year ended June 30, 2011 approximately 30.7% of our clients' receipts were from patients covered by no-fault insurance and approximately 3.5% of our client's receipts were from patients covered by workers' compensation programs. For the fiscal year ended June 30, 2010, approximately 35.7% of HMCA-IMPERIAL's clients' receipts were from patients covered by no-fault insurance and approximately 5.9% of HMCA-IMPERIAL's clients' receipts were from patients covered by workers' compensation programs. In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA-IMPERIAL could be required to modify its business practices and services in ways that could be more costly to HMCA-IMPERIAL or in ways that decrease the revenues which HMCA-IMPERIAL receives from its clients.

Compliance Program

We maintain a program to monitor compliance with federal and state laws and regulations applicable to the healthcare entities. We have a compliance officer who is charged with implementing and supervising our compliance program, which includes the adoption of (i) Standards of Conduct for our employees and affiliates and (ii) a process that specifies how employees, affiliates and others may report regulatory or ethical concerns to our compliance officer. We believe that our compliance program meets the relevant standards provided by the Office of Inspector General of the Department of Health and Human Services.

An important part of our compliance program consists of conducting periodic audits of various aspects of our operations and that of the contracted radiology practices. We also conduct mandatory educational programs designed to familiarize our employees with the regulatory requirements and specific elements of our compliance program.

HMCA-IMPERIAL believes that it and its clients are in compliance with applicable Federal, State and local laws. HMCA-IMPERIAL does not believe that such laws will have any material effect on its business.

EMPLOYEES

As of July 1, 2011, we employed 214 persons on a full-time and part-time basis. Of such employees, 7 were engaged in marketing and sales, 12 in research and development, 21 in production, 28 in customer support services, 21 in administration, 90 on site at facilities and offices, 19 performing billing and collection functions managed by HMCA-IMPERIAL and 16 performing transcription services for those facilities.


ITEM 2. PROPERTIES

Fonar leases approximately 117,000 square feet of office and plant space at its principal offices in Melville, New York and at one other location in Melville, New York at a current aggregate annual rental rate of $1,287,105, excluding utilities, taxes and other related expenses. The term of one of the leases includes options to renew up through 2016 and the terms of the other leases extend to 2013. Fonar plans to vacate 29,000 square feet of space in a building adjacent to its principal offices as part of its continuing efforts to cut costs, thereby saving an additional $254,688 annually (excluding savings on utilities, taxes and other related expenses). Management believes that the premises will be adequate for its current needs. HMCA-IMPERIAL already has consolidated its headquarters with those of Fonar as part of Fonar's cost cutting program. HMCA-IMPERIAL maintains leased office premises for its clients at the clients' sites having an aggregate annual rental rate of approximately $1,023,000 under leases having various terms.


ITEM 3. LEGAL PROCEEDINGS

On or about June 30, 2010, one of Fonar's customers, Golden Triangle Company, commenced an action against Fonar and certain individual defendants employed or formerly employed by Fonar, in the United States District Court for the Eastern District of New York based on the alleged wrongful failure of Fonar to deliver a scanner in Kuwait. The claim alleges various causes of action including breach of contract, fraud, conspiracy to defraud and conversion. Golden Triangle Company v. Fonar Corporation et al, CV10-2933. The plaintiff seeks relief in the amount of $5,000,000. Fonar believes that the plaintiff's claims are without merit and made a motion to dismiss the complaint as to the individual defendants and most of the causes of action. The motion has been granted and Fonar served its answer and counterclaims.

In addition, we are party to three additional less significant actions in which the customers are seeking to obtain a return of their deposits for MRI scanners on the grounds that various contingencies failed to materialize. Upright MRI of Chicago, LLC v. Fonar, Circuit Court of Cook County, Illinois ($310,000), Matt Malek Madison v. Fonar, U.S. District Court, Northern District of California ($300,000), and Jack Shapiro v. Fonar Corporation, Supreme Court, Nassau County, New York ($500,000 although the actual deposit was $323,000). A fourth case, Anchorage Neurological Associates, Inc., Superior Court of Alaska, Third Judicial District at Anchorage ($155,000), has been settled for $155,000 payable over time. Fonar's down payments are generally non-refundable, but in some instances, where specified conditions are met, Fonar will refund a down payment. In the Upright MRI of Chicago case, the down payment was specifically stated to be non-refundable and the case, although still pending, is close to being settled. In the Madison case, the Court recently granted summary judgment to Madison for the deposit and prejudgment interest. We strongly disagree with the decision and have appealed the judgment. In the Shapiro case, Shapiro, who was also a sales representative for Fonar, and Fonar are continuing to negotiate a settlement.



Part II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded in the Nasdaq SmallCap market under the National Association of Securities Dealers Automated Quotation System, also referred to as "NASDAQ", symbol FONR. The following table sets forth the high and low trades reported in NASDAQ System for the periods shown.

Fiscal Quarter                     High    Low
-----------------------------      ----    ----
January  -  March        2009      1.38    0.62
April    -  June         2009      3.92    0.82
July     -  September    2009      2.47    1.60
October  -  December     2009      4.60    1.55
January  -  March        2010      3.81    1.19
April    -  June         2010      2.24    1.40
July     -  September    2010      1.94    1.31
October  -  December     2010      2.29    1.00
January  -  March        2011      2.57    1.25
April    -  June         2011      3.20    1.65
July     -  September 8, 2011      2.70    1.63

On September 8, 2011, we had approximately 2,738 stockholders of record of our Common Stock, 12 stockholders of record of our Class B Common Stock, 3 stockholders of record of our Class C Common Stock and 2,539 stockholders of record of our Class A Non-voting Preferred Stock.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

INTRODUCTION.

Fonar was formed in 1978 to engage in the business of designing, manufacturing and selling MRI scanners. In 1997, we formed a wholly-owned subsidiary, Health Management Corporation of America, also referred to as "HMCA-IMPERIAL", formerly known as U.S. Health Management Corporation, in order to expand into the physician and diagnostic management services business.

Fonar's principal MRI products are its Stand-Up(R)/Upright(R) MRI and Fonar 360(TM) MRI scanners. The Stand-Up(R) MRI allows patients to be scanned for the first time under weight-bearing conditions. The Stand-Up(R) MRI is the only MRI capable of producing images in the weight-bearing state. At 0.6 Tesla field strength, the Upright(R) MRI and Fonar 360(TM) magnets are among the highest field open MRI scanners in the industry, offering non- claustrophobic MRI together with high-field image quality. Fonar's open MRI scanners were the first high field strength open MRI scanners in the industry.

HMCA-IMPERIAL commenced operations in July, 1997 and generates revenues from providing comprehensive management services, including development, administration, accounting, billing and collection services, together with office space, medical equipment, supplies and non-medical personnel to its clients. Revenues are in the form of fees which are earned under contracts with HMCA-IMPERIAL's clients. Since July 2005, HMCA-IMPERIAL has engaged only in the management of MRI facilities.

For the fiscal years ended June 30, 2011 and June 30, 2010, 33.6% and 34.1%, respectively, of HMCA-IMPERIAL's revenues were derived from contracts with facilities owned by Dr. Raymond V. Damadian, the President of Fonar and HMCA-IMPERIAL and principal stockholder of Fonar. The agreements with these MRI facilities are for one-year terms which renew automatically on an annual basis, unless terminated. The fees for the sites owned by Dr. Damadian in Florida are flat monthly fees ranging from $137,444 to $206,686. The balance of HMCA-IMPERIAL's revenues are derived from contracts with MRI facilities purchased by Dr. Robert Diamond from Dr. Damadian. The MRI facilities owned by Dr. Diamond are charged a flat fee, pursuant to new contracts executed in connection with the sale of the MRI facilities at the end of fiscal 2007. The fees are reviewed and if appropriate, adjusted on an annual basis by mutual agreement. During fiscal 2011, these fees ranged from $100,000 per month to $212,311 per month.

Industry Trends

Prior to 2007, for services for which we bill Medicare directly, payment was made under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene. For example, for 2008, the fee schedule rates were to be reduced by approximately 10.1%. The Medicare, Medicaid and SCHIP Extension Act of 2007 eliminated the 10.1% reduction for 2008 and increased the annual payment rate update by 0.5%. This increase to the annual Medicare Physician Fee Schedule payment update was effective only for Medicare claims with dates of service between January 1, 2008 and June 30, 2008.

Beginning July 1, 2008, under MIPPA, the 0.5% increase was continued for the rest of 2008. In addition, MIPPA established a 1.1% increase to the Medicare Physician Fee Schedule payment update for 2009.

For 2010, CMS projected a rate reduction of 21.2% in the absence of Congressional intervention. However, over the course of the first six months of 2010, various temporary solutions were enacted by Congress which resulted in delaying any such change to the physician fee schedule. Ultimately, a 2.2% increase in the conversion factor was passed by Congress effective June 1, 2010, further delaying the pending 21.2% conversion factor reduction to November 30, 2010. On November 29, 2010, the calendar year 2011 physician fee schedule final rule with comment period was published in the Federal Register. The rule updates payment policies and Medicare payment rates under the Medicare physician fee schedule for physicians' services and would have significantly reduced physician fee schedule payments in 2011 had Congress not acted by passing the Physician Payment and Therapy Relief Act of 2010 and the Medicare and Medicaid Extenders Act of 2010, which together continue the 2.2% update from June 2010 through December 31, 2011. While Congress has historically provided temporary relief from the formula-driven reductions in the conversion factor, it cannot be guaranteed that Congress will act to provide relief in the future. The failure of Congress to act could adversely impact our revenues and results of operation.

MIPPA also modified the methodology by which the budget neutrality formula was applied to the 2009 physician fee schedule payment rates, resulting in an overall reduction in payment rates for services performed by many specialties, including an estimated 1% reduction for nuclear medicine. The impact of the payment rates on specific companies depends on their service mix. Also with respect to MIPPA, the legislation requires all suppliers that provide the technical component of diagnostic MRI, PET/CT, CT, and nuclear medicine to be accredited by an accreditation organization designated by CMS (which currently include the ACR, the IAC and The Joint Commission) by January 1, 2012. Our facilities are currently accredited by the ACR.

A number of other legislative changes impact our physician management and diagnostic services business. For example, beginning on January 1, 2007, the DRA imposed caps on Medicare payment rates for certain imaging services furnished in physician's offices and other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. The limitation is applicable only to the technical components of the diagnostic imaging services. CMS issues on an annual basis the hospital outpatient prospective payment rates, which are used to develop the caps. If the technical component of the service established under the Physician Fee Schedule (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), then the payment is to be reduced. In other words, in those instances where the technical component for the particular service is greater for the non-hospital site, the DRA directs that the hospital outpatient payment rate be substituted for the otherwise applicable Physician Fee Schedule payment rate.

The DRA also codified the reduction in reimbursement for multiple images on contiguous body parts, which was previously announced by CMS. The DRA mandated payment at 100% of the technical component of the higher priced imaging procedure and 50% for the technical component of each additional imaging procedure for multiple images of contiguous body parts within a family of codes performed in the same session. Initially, CMS announced that it would phase in this reimbursement reduction over a two-year period, to include a 25% reduction for each additional imaging procedure on contiguous body parts in 2006 and an additional 25% reduction in 2007. CMS did not implement the additional 25% reduction scheduled for 2007, but for services furnished on or after July 1, 2010, PPACA requires the full 50% reduction to be implemented.

Regulatory updates to payment rates for which we bill the Medicare program directly are published annually by CMS. For payments under the Physician Fee Schedule for calendar year 2010, CMS changed the way it calculates components of the Medicare Physician Fee Schedule. First, CMS reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the current 50% usage rate to a 90% usage rate. This change applied to MRI and CT scans. However, for certain diagnostic services performed on or after January 1, 2011, the Reconciliation Act reduces the assumed usage rate for such equipment from CMS's current rate of 90% to a rate of 75%, resulting in an increase in payment rates for such services.

Recent global market and economic conditions have been unprecedented. Concerns about the potential long-term and widespread recession, inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased market volatility and diminished expectations for the United States economy. These conditions, combined with declining business and consumer confidence and increased unemployment, have contributed to unusual volatility. At this time, it is unclear what impact this might have on our future revenues or business.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. If market conditions continue, they may limit our ability to timely access the capital markets to meet liquidity needs, resulting in adverse effects on our financial condition and results of operations.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2011, we recorded a valuation allowance which reduced our deferred tax assets to equal our deferred tax liability.

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

RESULTS OF OPERATIONS. FISCAL 2011 COMPARED TO FISCAL 2010

In fiscal 2011, we experienced a net income of $3.2 million on revenues of $33.1 million, as compared to a net loss of $3.0 million on revenues of $31.8 million for fiscal 2010. This represents an increase in revenues of 4.2%. Increased management fees of 38.2% was the principal factor accounting for the increased revenues of the Company. Related party management fees increased by 36.1%. In addition, total costs and expenses decreased by 14.7%. Our consolidated operating results improved by $6.4 million to an operating income of $3.8 million for fiscal 2011 as compared to an operating loss of $2.6 million for fiscal 2010.

Discussion of Operating Results of Medical Equipment Segment
Fiscal 2011 Compared to Fiscal 2010
------------------------------------------------------------

Revenues attributable to our medical equipment segment decreased by 14.1% to $17.8 million in fiscal 2011 from $20.7 million in fiscal 2010, with product sales revenues decreasing 26.2% from $9.1 million in fiscal 2010 to $6.7 million in fiscal 2011. Service revenue remained the same at $11.1 million in fiscal 2010 and $11.1 million in fiscal 2011. The decrease in revenues was attributable to a decrease in sales of our Upright(R) MRI, which FONAR attributes to the current state of the economy, notwithstanding stability in service and repair fees.

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

Product sales to unrelated parties decreased by 26.2% in fiscal 2011 from $9.1 million in fiscal 2010 to $6.7 million in fiscal 2011. There were no product sales to related parties in fiscal 2011 or 2010.

We believe that one of our principal challenges in achieving greater market penetration is attributable to the better name recognition and larger sales forces of our larger competitors such as General Electric, Siemens, Hitachi, Philips and Toshiba and the ability of some of our competitors to offer attractive financing terms through affiliates, such as G.E. Capital. Nevertheless, no other competitor offers a whole body weight-bearing multi-position MRI scanner as the FONAR Upright(R) MRI.

The operating results for the medical equipment segment increased by $2.5 million from a loss of $1.1 million in 2010 to an income of $1.4 million in fiscal 2011. This increase is attributable most significantly to a decrease in our operating expenses.

We recognized revenues of $5.3 million from the sale of our Upright(R) MRI scanners in fiscal 2011, while in fiscal 2010, we recognized revenues of $7.9 million from the sale of Upright(R) MRI scanners.

None of our revenues for fiscal 2011 or fiscal 2010 were attributable to sales to related parties.

License and royalty revenue in fiscal 2011 decreased to $0 as compared to $585,000 in fiscal 2010. The license expired and as a result, we had no license and royalty revenue in fiscal 2011.

Research and development expenses, net of capitalized costs, decreased by 41.4% to $1.4 million in fiscal 2011 as compared to $2.5 million in fiscal 2010. Our expenses for fiscal 2011 represented continued research and development of Fonar's scanners, Fonar's new hardware and software product, Sympulse(R) and new surface coils to be used with the Upright(R) MRI scanner.

Discussion of Operating Results of Physician and Diagnostic Services Management Segment.
Fiscal 2011 Compared to Fiscal 2010
-------------------------------------------------------------------------------

Revenues attributable to the Company's physician and diagnostic services management segment, HMCA-IMPERIAL, increased by 38% to $15.3 million in fiscal 2011 from $11.1 million in fiscal 2010. The increase in revenues was primarily due to the renegotiation of some of the management contracts between HMCA-IMPERIAL and its clients and the opening of a new site in Manhattan, New York. All of the MRI facilities managed by HMCA-IMPERIAL have Upright(R) MRI scanners.

Cost of revenues as a percentage of the related revenues for our physician and diagnostic services management segment decreased from $8.3 million or 75.0% of related revenues for the year ended June 30, 2010 to $9.7 million, or 63% of related revenue for the year ended June 30, 2011. This was the result of increased revenues produced by our increased marketing efforts, coupled with our cost containment policies.

Operating results of this segment increased from an operating loss of $1.5 million in fiscal 2010 to operating income of $2.4 million in fiscal 2011. We believe that our efforts to expand and improve the operation of our physician and diagnostic services management segment are directly responsible for the profitability of this segment and our company as a whole.

Discussion of Certain Consolidated Results of Operations
Fiscal 2011 Compared to Fiscal 2010
--------------------------------------------------------

Interest and investment income decreased in 2011 compared to 2010. We recognized interest income of $228,174 in 2011 as compared to $260,216 in fiscal 2010, representing a decrease of 12.3%.

Interest expense of $518,532 was recognized in fiscal 2011, as compared to $387,902 in fiscal 2010, representing a increase of 33.7%.

While revenue increased by 4.2%, selling, general and administrative expenses, decreased by 29.1% to $8.5 million in fiscal 2011 from $11.9 million in fiscal 2010.

Compensatory element of stock issuances also increased from approximately $99,000 in fiscal 2010 to $204,000 in fiscal 2011, reflecting an increase in Fonar's use of its stock bonus plans to pay employees and others.

The lower provision for bad debts of $963,000 in fiscal 2011 as compared to $1.4 million in fiscal 2010, reflected a decrease in reserves of certain indebtedness in fiscal 2011 by our physician and diagnostic services management segment. In fiscal 2011, the three Florida sites managed by HMCA-IMPERIAL jointly and severally guaranteed the payment of their management fees to HMCA- IMPERIAL, further securing HMCA-IMPERIAL's management fee receivables.

Revenue from service and repair fees remained constant at $11.1 million in fiscal 2010 and $11.1 million in fiscal 2011 as scanners previously under warranty entered into service agreements with FONAR.

Continuing our tradition as the originator of MRI, we remain committed to maintaining our position as the leading innovator of the industry through investing in research and development. In fiscal 2011 we continued our investment in the development of our new MRI scanners, together with software and upgrades, with an investment of $1,507,290 in research and development, $67,258 of which was capitalized, as compared to $2,773,704, $315,362 of which was capitalized, in fiscal 2010. The research and development expenditures were approximately 8.1% of revenues attributable to our medical equipment segment, and 4.3% of total revenues, in 2011 and 11.9% of medical equipment segment revenues, and 7.7% of total revenues in fiscal 2010. This represented a 41.4% decrease in research and development expenditures in fiscal 2011 as compared to fiscal 2010, necessitated by budgetary restraints. Notwithstanding the decrease in research and development expenditures in connection with our overall cost cutting programs, we remain fully committed to developing new features, software and upgrades to improve its products.

The physician and diagnostic services management segment, HMCA-IMPERIAL, revenues increased, from $11.1 in fiscal 2010 to $15.3 million in fiscal 2011. This is primarily attributable to the renegotiating of several management contracts between HMCA-IMPERIAL and its clients and the opening of a new site in Manhattan, New York, even though we sold the site in Dublin, Georgia.

We have been taking steps to improve HMCA-IMPERIAL revenues by our marketing efforts, which focus on the unique capability of our Upright(R) MRI scanners to scan patients in different positions. We have also been increasing the number of health insurance plans in which our clients participate.

Marketing expenditures may increase, as the Company continues its efforts to promote sales.

In the beginning of fiscal 2006, in July of 2005, HMCA-IMPERIAL sold the portion of its business engaged in the management of physical therapy and rehabilitation facilities to Health Plus Management Services, L.L.C. for a purchase price of $6.6 million, payable pursuant to a promissory note payable in 120 monthly installments. During fiscal 2010, this note was prepaid in full at a discount of $350,000.

Our management fees are dependent on collection by its clients of fees from reimbursements from Medicare, Medicaid, private insurance, no fault and workers' compensation carriers, self-pay and other third-party payors. The health care industry is experiencing the effects of the federal and state governments' trend toward cost containment, as governments and other third- party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. The cost-containment measures, consolidated with the increasing influence of managed-care payors and competition for patients, have resulted in reduced rates of reimbursement for services provided by our clients from time to time. Our future revenues and results of operations may be adversely impacted by future reductions in reimbursement rates.

Certain third-party payors have proposed and implemented changes in the methods and rates of reimbursement that have had the effect of substantially decreasing reimbursement for diagnostic imaging services that HMCA-IMPERIAL's clients provide. To the extent reimbursement from third-party payors is reduced, it will likely have an adverse impact on the rates they pay us, as they would need to reduce the management fees they pay HMCA-IMPERIAL to offset such decreased reimbursement rates. Furthermore, many commercial health care insurance arrangements are changing, so that individuals bear greater financial responsibility through high deductible plans, co-insurance and higher co-payments, which may result in patients delaying or foregoing medical procedures. We expect that any further changes to the rates or methods of reimbursement for services, which reduce the reimbursement per scan of our clients may partially offset the increases in scan volume we are working to achieve for our clients, and indirectly will result in a decline in our revenues.

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

As a result of our loss for fiscal 2010, Fonar did not meet NASDAQ's criteria for continued listing. During fiscal 2011 Fonar was able to avoid delisting and to come into compliance with NASDAQ's requirements.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities increased by 615% from $1.3 million at June 30, 2010 to $9.3 million at June 30, 2011.

Marketable securities approximated $33,000 as of June 30, 2011, as compared to $28,000 as of June 30, 2010.

Cash provided by operating activities for fiscal 2011 approximated $3.1 million. Cash provided by operating activities was attributable to the net income before non-controlling interests of $3.4 million.

Cash used in investing activities for fiscal 2011 approximated $448,000. The principal source of cash from investing activities was cash acquired from a business combination of $290,000. The principal uses of cash from investing activities were purchases of property and equipment of $533,000, costs of capitalized software development of $67,000 and costs of patents and copyrights of $135,000.

Cash provided by financing activities for fiscal 2011 approximated $5.3 million. The principal use of cash in financing activities was the repayment of borrowings and capital lease obligations of $1.5 million. The principal source of cash from financing activities was proceeds from non-controlling interests of $6.7 million.

Total liabilities decreased by 6.2% during fiscal 2011, from approximately $27.4 million at June 30, 2010 to approximately $25.7 million at June 30, 2011. The decrease in total liabilities reflected principally a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of 99.9% from $2.7 million at June 30, 2010 to $4,045 at June 30, 2011.

As at June 30, 2011, our obligations included approximately $2.7 million in various state sales taxes.

At June 30, 2011, we had a working capital deficit of approximately $576,000 as compared to a working capital deficit of $10 million at June 30, 2010 and stockholders' equity of $5.9 million at June 30, 2011 as compared to a stockholders' deficiency of $5.8 million at June 30, 2010. For the year ended June 30, 2011, we realized a net income of $3.1 million.

Our principal source of liquidity has been derived from investments and revenues.

Our business plan includes an program for manufacturing and selling our Upright(R) MRI scanners. In addition, we are enhancing our revenue by participating in the physician and diagnostic services management business through our subsidiary, HMCA-IMPERIAL and have upgraded the facilities which it manages, most significantly by the replacement of the original MRI scanners with new Upright(R) MRI scanners. Presently, all of the 10 MRI facilities managed by HMCA-IMPERIAL are equipped with Upright(R) MRI scanners. We have also intensified our marketing activities through the hiring of additional marketers for HMCA-IMPERIAL's clients.

Our business plan also calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from our installed base of scanners were $11.1 million for the year ended June 30, 2010 and $11.1 million for the year ended June 30, 2011.

In order to reduce our net losses and demands on our cash and other liquid reserves, we instituted an aggressive program of cost cutting during and following the end of fiscal 2008. These measures included consolidating HMCA-IMPERIAL's office space with Fonar's office space, reductions in the size of our workforce, compensation and benefits, as well as across the board reduction of expenses. The cost reductions were intended to enable us to withstand periods of low volumes of MRI scanner sales, by keeping expenditures at levels which, if necessary, can be supported by service revenues and HMCA-IMPERIAL revenues. We are also seeking equity and debt financing and have been engaged in discussions with several possible sources.

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

Capital expenditures for fiscal 2011 approximated $533,000. Capitalized software
costs  were   approximately   $67,000,   and   capitalized   patent  costs  were
approximately $135,000.

Fonar has not committed to making capital expenditures in the 2012 fiscal year.

The accompanying financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America and assume that the Company will continue as a going concern. The Company had a working capital deficit of approximately $576,000 plus the company backlog has decreased from $14.9 million at September 8, 2010 to $9.4 million at September 20, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Fonar's  investments  in  fixed  rate  instruments.   None  of  the  fixed  rate
instruments in which we invest extend beyond June 30, 2012.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

See Note 14 to the consolidated Financial Statements for information on long-term debt.

Item 8.

                              FINANCIAL STATEMENTS
                       FONAR CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED BALANCE SHEETS
  At June 30, 2011 and 2010

CONSOLIDATED STATEMENTS OF OPERATIONS/INCOME
  For the Years Ended June 30, 2011 and 2010

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
 AND COMPREHENSIVE INCOME (LOSS)
 For the Years Ended June 30, 2011 and 2010

CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the Years Ended June 30, 2011 and 2010

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
FONAR Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries (the "Company") as of June 30, 2011 and 2010, and the related consolidated statements of operations/income, stockholders' equity (deficiency) and comprehensive income (loss) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FONAR Corporation and Subsidiaries as of June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that FONAR Corporation and Subsidiaries will continue as a going concern. As more fully described in Note 1, the Company has negative working capital at June 30, 2011 and is dependent on asset sales to fund its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Marcum, LLP
New York, New York
September 30, 2011

                       FONAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                               June 30,
                                                      --------------------------
                                                          2011          2010
                                                      ------------  ------------
Current Assets:
  Cash and cash equivalents                           $ 9,251,244   $ 1,299,493
  Marketable securities                                    32,531        27,613
  Accounts receivable - net of allowances for
    doubtful accounts of $1,777,794 and $2,289,049
    at June 30, 2011 and 2010, respectively             5,263,903     4,820,541
  Medical receivables - net of allowances for
    doubtful accounts of $1,622,000
    at June 30, 2011 and at June 30, 2010                    -           25,225
  Management and other fees receivable - net of
    allowances for doubtful accounts of $6,508,345
    and $5,808,345 at June 30, 2011 and 2010,
    respectively                                        3,308,456     2,568,526
  Management and other fees receivable - related
    medical practices - net of allowances for
    doubtful accounts of $403,047 and $1,129,818 at
    June 30, 2011 and 2010, respectively                1,668,880     1,921,983
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                     169,443       277,384
  Inventories                                           2,400,240     2,826,211
  Current portion of advances and notes to related
    medical practices - net of allowance for
    doubtful accounts of $264,791 at June 30, 2011
    and at June 30, 2010                                     -           83,423
  Current portion of note receivable - net of
    allowances for doubtful accounts of
    $65,000 and $115,000 at June 30, 2011 and at
    June 30, 2010, respectively                           114,058       271,796
  Prepaid expenses and other current assets               351,906       552,800
                                                      ------------  ------------
      Total Current Assets                             22,560,661    14,674,995

Property and Equipment - Net                            3,769,424     2,108,556

Notes Receivable                                          358,769          -

Other Intangible Assets - Net                           4,318,311     4,291,419

Other Assets                                              573,509       553,875
                                                      ------------  ------------
      Total Assets                                    $31,580,674   $21,628,845
                                                      ============  ============



See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   LIABILITIES
                                   -----------

                                                               June 30,
                                                      --------------------------
                                                          2011          2010
                                                      ------------  ------------
Current Liabilities:
  Current portion of long-term debt and
    capital leases                                    $ 2,025,836  $    579,436
  Current portion of long-term debt - related
     party                                                 -             87,835
  Accounts payable                                      2,187,115     3,191,960
  Other current liabilities                             8,236,105     8,065,069
  Unearned revenue on service contracts                 5,762,394     5,219,547
  Customer advances                                     4,845,794     4,813,327
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                       4,045     2,743,398
  Income tax payable                                       75,000         -
                                                      ------------  ------------
      Total Current Liabilities                        23,136,289    24,700,572
                                                      ------------  ------------
Long-Term Liabilities:
  Accounts payable                                        102,000        62,622
  Due to related medical practices                        228,267       527,891
  Long-term debt and capital leases, less
    current portion                                     1,746,286     1,566,622
  Long-term debt, less current
    portion - related party                                 -            72,341
  Other liabilities                                       502,018       474,763
                                                      ------------  ------------
      Total Long-Term Liabilities                       2,578,571     2,704,239
                                                      ------------  ------------
      Total Liabilities                                25,714,860    27,404,811
                                                      ------------  ------------
Commitments, Contingencies and Other Matters

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        STOCKHOLDERS' EQUITY (DEFICIENCY)
                        --------------------------------

                                                               June 30,
                                                      --------------------------
                                                          2011          2010
                                                      ------------  ------------
Stockholders' Equity (Deficiency):
  Class A non-voting preferred stock - $.0001
    par value; authorized - 453,000 and 1,600,000
    shares at June 30, 2011 and 2010, respectively;
    issued and outstanding - 313,451 shares
    at June 30, 2011 and 2010                         $        31   $        31
  Preferred stock - $.001 par value;
    authorized - 567,000 and 2,000,000 shares
    at June 30, 2011 and 2010, respectively;
    issued and outstanding - none                            -             -
  Common stock - $.0001 par value; authorized -
    8,500,000 and 30,000,000 shares at
    June 30, 2011 and 2010, respectively;
    issued - 5,636,571 and 4,985,850 shares
    at June 30, 2011 and 2010, respectively;
    outstanding - 5,624,928 and 4,974,207
    shares at June 30, 2011 and 2010, respectively            562           497
  Class B common stock (10 votes per share) -
    $.0001 par value; authorized - 227,000 and
    800,000 shares at June 30, 2011 and 2010,
    respectively; issued and outstanding - 158
    shares at June 30, 2011 and 2010                        -             -
  Class C common stock (25 votes per share) -
    $.0001 par value; authorized - 567,000 and
    2,000,000 shares at June 30, 2011 and 2010,
    respectively; issued and outstanding -
    382,513 shares at June 30, 2011 and 2010                   38            38
  Paid-in capital in excess of par value              173,476,059   172,379,863
  Accumulated other comprehensive loss                    (16,179)      (18,489)
  Accumulated deficit                                (174,110,439) (177,271,349)
  Notes receivable from employee stockholders            (115,305)     (191,167)
  Treasury stock, at cost - 11,643 shares
    of common stock at June 30, 2011 and 2010            (675,390)     (675,390)
  Non controlling interests                             7,306,437         -
                                                      ------------  ------------
      Total Stockholders' Equity (Deficiency)           5,865,814    (5,775,966)
                                                      ------------  ------------
      Total Liabilities and Stockholders'
        Equity (Deficiency)                           $31,580,674   $21,628,845
                                                      ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS/INCOME

                                                               June 30,
                                                      --------------------------
                                                          2011          2010
                                                      ------------  ------------
Revenues
  Product sales - net                                 $ 6,682,297   $ 9,056,307
  Service and repair fees - net                        10,936,839    10,864,927
  Service and repair fees - related
    parties - net                                         192,500       220,000
  Management and other fees                            10,170,086     7,302,216
  Management and other fees - related
    medical practices - net                             5,154,673     3,786,612
  License fees and royalties                                -           585,493
                                                      ------------  ------------
      Total Revenues - Net                             33,136,395    31,815,555
                                                      ------------   -----------
Costs and Expenses
  Costs related to product sales                        5,768,601     7,248,756
  Costs related to service and repair fees              2,936,435     3,026,598
  Costs related to service and repair fees
    - related parties                                      51,684        61,284
  Costs related to management and other fees            6,781,638     5,320,756
  Costs related to management and other fees
    - related medical practices                         2,941,192     2,962,826
  Research and development                              1,440,032     2,458,342
  Selling, general and administrative, inclusive of
    compensatory element of stock issuances of
    $204,486 and $99,269 for the years ended
    June 30, 2011 and 2010, respectively                8,462,335    11,939,223
  Provision for bad debts                                 963,009     1,378,500
                                                      ------------  ------------
      Total Costs and Expenses                         29,344,926    34,396,285
                                                      ------------  ------------
      Income (Loss) from Operations                     3,791,469    (2,580,730)

Other Income and (Expenses):
  Interest expense                                       (514,703)     (313,416)
  Interest expense - related parties                     (  3,829)      (74,486)
  Investment income                                       226,610       249,290
  Interest income - related parties                         1,564        10,926
  Other (expense) income - net                           (116,617)       45,674
  Loss on note receivable                                    -         (350,000)
                                                      ------------  ------------
 Income (Loss) Before Provision For
  Income Taxes and Non Controlling Interests            3,384,494    (3,012,742)

Provision for Income Taxes                                 75,475          -
                                                      ------------  ------------
Net Income (Loss)                                     $ 3,309,019   $(3,012,742)

Net Income - Non Controlling Interests                   (148,109)         -
                                                      ------------  ------------
Net Income (Loss) - Controlling Interests             $ 3,160,910   $(3,012,742)
                                                      ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS/INCOME


                                                               June 30,
                                                      --------------------------
                                                          2011          2010
                                                      ------------  ------------
Net Income (Loss) Available to Common Stockholders    $ 2,941,026   $(3,012,742)
                                                      ============  ============
Net Income Available to Class A Non-Voting
  Preferred Stockholders                              $   163,886        N/A
                                                      ============  ============
Net Income Available to Class C Common Stockholders   $    55,998        N/A
                                                      ============  ============
Basic Net Income (Loss) Per Common Share
  Available to Common Stockholders                    $     0.56    $    (0.61)
                                                      ============  ============
Diluted Net Income (Loss) Per Common Share
  Available to Common Stockholders                    $     0.55     $   (0.61)
                                                      ============  ============
Basic and Diluted Income Per Share - Common C         $     0.15          N/A
                                                      ============  ============
Weighted Average Basic Shares Outstanding               5,264,795     4,932,044
                                                      ============  ============
Weighted Average Diluted Shares Outstanding             5,392,299     4,932,044
                                                      ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                        FOR THE YEAR ENDED JUNE 30, 2011


                                           Class A
                                         Non-Voting          Common Stock
                                         Preferred    --------------------------
                                           Stock         Shares        Amount
                                        ------------  ------------  ------------

Balance - June 30, 2010                 $        31     4,974,207   $       497

Net income                                     -             -             -

Other comprehensive loss, net of tax:
  Unrealized gains on securities arising
    during the year, net of tax                -             -             -
Stock issued to employees under stock
  bonus plans                                  -          128,803            13
Issuance of stock for goods and services       -          521,918            52
Capital contribution in Fair Haven
  acquisition                                  -             -             -
Payments on notes receivable
  from employee stockholders                   -             -             -
Proceeds from non controlling interests        -             -
Distributions to non controlling interests     -             -             -
Purchase of non controlling interest           -             -             -
Effect of change from equity method to
  consolidation of investment (Note 13)        -             -             -
                                        ------------  ------------  ------------
Balance - June 30, 2011                 $        31     5,624,928   $       562
                                        ============  ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                        FOR THE YEAR ENDED JUNE 30, 2011

                                                                     Paid-in
                                           Class B       Class C     Capital in
                                           Common        Common      Excess of
                                           Stock         Stock       Par Value
                                        ------------  ------------  ------------
                                           Shares
                                        ------------

Balance  -  June  30,  2010                     158   $        38   $172,379,863

Net income                                     -             -              -

Other comprehensive loss, net of tax:
  Unrealized gains on securities arising
    during the year, net of tax                -             -              -
Stock issued to employees under stock
  bonus plans                                  -             -           204,473
Issuance of stock for goods and services       -             -           862,759
Capital contribution in Fair Haven
  acquisition                                  -             -            28,964
Payments on notes receivable
  from employee stockholders                   -             -              -
Proceeds from non controlling interests        -             -              -
Distributions to non controlling interests     -             -              -
Purchase of non controlling interest           -             -              -
Effect of change from equity method to
  consolidation of investment (Note 13)        -             -              -
                                        ------------  ------------  ------------

Balance  -  June  30,  2011                     158   $        38   $173,476,059
                                        ============  ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                        FOR THE YEAR ENDED JUNE 30, 2011

                                                         Notes
                                                       Receivable   Accumulated
                                                          From         Other
                                          Treasury      Employee   Comprehensive
                                            Stock     Stockholders     Loss
                                        ------------  ------------  ------------

Balance - June 30, 2010                 $  (675,390)  $  (191,167)  $   (18,489)

Net income                                     -             -             -

Other comprehensive loss, net of tax:
  Unrealized gains on securities arising
    during  the year, net of tax               -             -            2,310
Stock issued to employees under stock
  bonus plans                                  -             -             -
Issuance of stock for goods and services       -             -             -
Capital contribution in Fair Haven
  acquisition                                  -             -             -
Payments on notes receivable
  from employee stockholders                   -           75,862          -
Proceeds from non controlling interests        -             -             -
Distributions to non controlling interests     -             -             -
Purchase of non controlling interest           -             -             -
Effect of change from equity method to
  consolidation of investment (Note 13)        -             -             -
                                        ------------  ------------  ------------

Balance - June 30, 2011                 $  (675,390)  $  (115,305)  $   (16,179)
                                        ============  ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                        FOR THE YEAR ENDED JUNE 30, 2011

                                                                         Non
                                                      Accumulated    Controlling
                                                        Deficit       Interests
                                                    --------------  ------------


Balance - June 30, 2010                             $(177,271,349)  $      -

Net income                                              3,160,910       148,109

Other comprehensive loss, net of tax:
  Unrealized gains on securities arising
    during the year, net of tax                              -             -
Stock issued to employees under stock
  bonus plans                                                -             -
Issuance of stock for goods and services                     -             -
Capital contribution in Fair Haven
  acquisition                                                -             -
Payments on notes receivable
  from employee stockholders                                 -             -
Proceeds from non controlling interests                      -        6,700,000
Distributions to non controlling interests                   -          (22,500)
Purchase of non controlling interest                         -          (10,500)
Effect of change from equity method to
  consolidation of investment (Note 13)                                 491,328
                                                    --------------  ------------

Balance - June 30, 2011                             $(174,110,439)  $ 7,306,437
                                                    ==============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                        FOR THE YEAR ENDED JUNE 30, 2011

                                                                   Comprehensive
                                                        Total      Income (Loss)
                                                    ------------   -------------


Balance - June 30, 2010                             $(5,775,966)   $      -

Net income                                            3,309,019       3,309,019

Other comprehensive loss, net of tax:
  Unrealized gains on securities arising
    during the year, net of tax                           2,310           2,310
Stock issued to employees under stock bonus plans       204,486            -
Issuance of stock for goods and services                862,811            -
Capital contribution in Fair Haven
  acquisition                                            28,964            -
Payments on notes receivable from
  employee stockholders                                  75,862            -
Proceeds from non controlling interests               6,700,000            -
Distributions to non controlling interests              (22,500)           -
Purchase of non controlling interest                    (10,500)           -
Effect of change from equity method to
  consolidation of investment (Note 13)                 491,328            -
                                                    ------------    ------------

Balance  - June 30, 2011                            $ 5,865,814    $  3,311,329
                                                    ============   =============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE LOSS
                        FOR THE YEAR ENDED JUNE 30, 2010

                                          Class A
                                         Non-Voting          Common Stock
                                         Preferred    --------------------------
                                           Stock         Shares        Amount
                                        ------------  ------------  ------------

Balance    -    June   30,   2009       $        31     4,906,275   $       491

Net loss                                       -             -            -

Other comprehensive loss, net of tax:
  Unrealized gains on securities arising
    during the year, net of tax                -             -            -
Stock issued to employees under stock
  bonus plans                                  -           67,932             6
Payments on notes receivable
  from employee stockholders                   -             -            -
                                        =-----------  ------------  ------------

Balance   -   June   30,    2010        $        31     4,974,207   $       497
                                        ============  ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE LOSS
                        FOR THE YEAR ENDED JUNE 30, 2010


                                                                     Paid-in
                                           Class B       Class C     Capital in
                                           Common        Common      Excess of
                                           Stock         Stock       Par Value
                                        ------------  ------------  ------------
                                          Shares
                                        ------------

Balance   -  June  30,  2009                    158   $        38   $172,280,600

Net loss                                      -              -              -

Other comprehensive loss, net of tax:
  Unrealized gains on securities arising
    during the year, net of tax               -              -              -
Stock issued to employees under
  stock bonus plans                           -              -            99,263
Payments on notes receivable from
  employee stockholders                       -              -              -
                                        ------------  ------------  ------------

Balance  -  June   30,  2010                    158   $        38   $172,379,863
                                        ============  ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE LOSS
                        FOR THE YEAR ENDED JUNE 30, 2010


                                                          Notes
                                                       Receivable   Accumulated
                                                          From         Other
                                          Treasury      Employee   Comprehensive
                                           Stock      Stockholders     Loss
                                        ------------  ------------  ------------
Balance - June 30, 2009                 $  (675,390)  $  (267,030)  $   (20,995)

Net loss                                       -             -             -

Other comprehensive loss, net of tax:
  Unrealized gains on securities arising
    during the year, net of tax                -             -            2,506
Stock issued to employees under stock
  bonus plans                                  -             -             -
Payments on notes receivable
  from employee stockholders                   -           75,863          -
                                        ------------  ------------  ------------

Balance - June 30, 2010                 $  (675,390)  $  (191,167)  $   (18,489)
                                        ============  ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
    CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY AND COMPREHENSIVE LOSS
                        FOR THE YEAR ENDED JUNE 30, 2010


                                        Accumulated                Comprehensive
                                          Deficit        Total     Income (Loss)
                                        ------------  ------------ -------------


Balance - June 30, 2009               $(174,258,607)  $(2,940,862)  $      -

Net loss                                 (3,012,742)   (3,012,742)   (3,012,742)

Other comprehensive loss, net of tax:
  Unrealized gains on securities arising
    during the year, net of tax                -            2,506         2,506
Stock issued to employees under stock
  bonus plans                                  -           99,269          -
Payments on notes receivable
  from employee stockholders                   -           75,863          -
                                        ------------  ------------  ------------

Balance - June 30, 2010               $(177,271,349)  $(5,775,966)  $(3,010,236)
                                        ============  ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Years Ended June 30,
                                                      --------------------------
                                                          2011          2010
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                   $ 3,309,019   $(3,012,742)

 Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in)
    Operating activities:
      Depreciation and amortization                     2,073,006     1,445,065
      Abandoned patents written off                        79,958       391,415
      Provision for bad debts                             963,009     1,378,500
      Compensatory element of stock issuances             204,486        99,269
      Stock issued for costs and Expenses                 862,811          -
      Discount on note receivable                            -          350,000

  (Increase) decrease in operating
    assets, net:
      Accounts, management fee and medical receivable  (1,550,287)      435,498
      Notes receivable                                   (336,717)      180,012
      Costs and estimated earnings in excess of
        Billings on uncompleted contracts                 107,941     1,198,322
      Inventories                                         425,971       346,186
      Prepaid expenses and other current assets           200,894       (80,403)
      Other assets                                        (57,724)     (162,638)
      Advances and notes to related
        Parties medical practices                          83,423       170,220
  Increase (decrease) in operating
    Liabilities, net:
      Accounts payable                                 (1,012,493)     (448,195)
      Other current liabilities                           699,929       (13,390)
      Customer advances                                    32,467    (4,424,594)
      Billings in excess of costs and estimated
        Earnings on uncompleted contracts              (2,739,353)      716,957
      Other liabilities                                    27,255        47,398
      Due to related medical practices                   (299,624)     (115,244)
      Income tax payable                                   75,000          -
                                                      ------------  ------------
        NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES                          3,148,971    (1,498,364)
                                                      ------------  ------------

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    For the Years Ended June 30,
                                                      --------------------------
                                                          2011          2010
                                                      ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Sales of marketable securities                      $    (2,608)  $    (2,455)
  Purchases of property and equipment                    (532,562)      (24,339)
  Costs of capitalized software development               (67,258)     (203,644)
  Proceeds from note receivable                              -        1,580,862
  Cash acquired from business combination                 290,102          -
  Cost of patents                                        (135,210)     (195,851)
                                                      ------------  ------------
        NET CASH (USED IN) PROVIDED BY
          INVESTING ACTIVITIES                           (447,536)    1,154,573
                                                      ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from non controlling interests               6,700,000          -
  Proceeds from debt                                         -          580,000
  Repayment of borrowings and capital
     Lease obligations                                 (1,492,546)     (238,198)
  Repayment of notes receivable from
     employee stockholders                                 75,862        75,863
  Distributions to non controlling interests              (22,500)         -
  Purchase of non controlling interest                    (10,500)         -
                                                      ------------  ------------
        NET CASH PROVIDED BY
          FINANCING ACTIVITIES                          5,250,316       417,665
                                                      ------------  ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS               7,951,751        73,874

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR           1,299,493     1,225,619
                                                      ------------  ------------
CASH AND CASH EQUIVALENTS - END OF YEAR               $ 9,251,244   $ 1,299,493
                                                      ============  ============

See accompanying notes to consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011

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

The Company completed a private placement of equity and succeeded in raising $6,000,000 by May 2, 2011. The offering consisted of Preferred Class A membership interests in a newly formed limited liability company, Imperial
Management Services, LLC ("Imperial"). Class B membership interests, all of which were retained by the Company's subsidiary, HMCA, holds a 75% equity interest in Imperial. The Class A membership interests are entitled to receive a dividend of 18% per annum of their cash capital contribution of $6,000,000 to the limited liability company. HMCA contributed all of its assets, together with its liabilities, to Imperial as HMCA's capital contribution. The Imperial operating agreement provides for the Class A members to receive priority distributions until their original capital contributions are returned. As of June 30, 2011, Imperial manages 10 diagnostic imaging facilities located in states of New York and Florida.

On October 1, 2010, the Company purchased 100% of the stock of Fair Haven Services Inc., an entity wholly owned by Raymond Damadian. The entity is in the business of leasing medical equipment to various unrelated PC's.

During the year, the Company purchased a 50% controlling interest in an entity from an unrelated party that provides management services to a diagnostic center in the New York Metropolitan area. The Company also has another 50% controlling interest in an entity that will provide management services to a diagnostic center in New York. The center is in the process of being installed.

Liquidity and Going Concern
---------------------------

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and assume that the Company will continue as a going concern.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


NOTE 1 - DESCRIPTION OF BUSINESS AND LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern (Continued)
---------------------------

At June 30, 2011, the Company had a working capital deficit of approximately $576,000 and stockholders' equity of approximately $5.9 million. For the year ended June 30, 2011, the Company's share of net income was approximately $3.2 million, which included non-cash expenses of approximately $4.2 million.

The Company's backlog as of September 20, 2011 is $9.4 million.

Management's   plans  include  focusing  its  efforts  on  increased   marketing
campaigns, which management believes will strengthen the demand for the Company's products and services. Management anticipates that its capital resources will improve if Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales. The Company's subsidiary, Imperial Management Services LLC ("Imperial") has focused its efforts to market the scanning services of its customers (related and non-related professional corporations or "PCs") and to expand the number of PCs for which it performs management services. The Company is planning to raise additional capital through obtaining financing in the capital market. Current economic credit conditions have contributed to a slowing business environment. Given such liquidity and credit constraints in the markets, the business has and may continue to suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available, whether the terms or conditions would be acceptable to the Company. In such case, the further reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


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

Management determines the proper classifications of investments in obligations with fixed maturities and marketable equity securities at the time of purchase and re-evaluates such designations as of each balance sheet date. At June 30, 2011 and 2010, all securities covered by Topic 820 were designated as available for sale. Accordingly, these securities are stated at fair market value, with unrealized gains and losses reported in comprehensive income (loss). Realized gains and losses on sales of investments, as determined on a specific identification basis, are included in investment income in the accompanying consolidated statements of operations.

Inventories
-----------

Inventories consist of purchased parts, components and supplies, as well as work-in-process, and are stated at the lower of cost determined on the first-in, first-out method or market.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2011


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment
----------------------

Property and equipment procured in the normal course of business is stated at cost. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is being depreciated for financial accounting purposes using the straight-line method over the shorter of their estimated useful lives, generally five to seven years, or the term of a capital lease, if applicable. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Maintenance and repair expenses totaled approximately $334,000 and $282,000 for the years ended June 30, 2011 and 2010, respectively.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


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

Revenue Recognition
-------------------

Revenue on sales contracts for scanners, included in "product sales" in the accompanying consolidated statements of operations, is recognized under the percentage-of-completion method in accordance with FASB ASC 605-35, "Revenue Recognition - Construction-Type and Production-Type Contracts". The Company manufactures its scanners under specific contracts that provide for progress payments. Production and installation take approximately three to six months. The percentage of completion is determined by the ratio of costs incurred to date on completed sub-assemblies to the total estimated cost for each scanner. Contract costs include purchased parts and components, direct labor and overhead. Revisions in cost estimates and provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. The asset, "Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts", represents revenues recognized in excess of amounts billed. The liability, "Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts", represents amounts billed in excess of revenues recognized.

Revenue on scanner service contracts is recognized on the straight-line method over the related contract period, usually one year.

Revenue from sales of other items is recognized upon shipment.

Revenue under management contracts is recognized based upon contractual agreements for management services rendered by the Company primarily under various long-term agreements with various medical providers (the "PCs"). As of June 30, 2011, the Company has ten management agreements of which three are with PC's owned by Raymond V. Damadian, M.D., President and Chairman of the Board of FONAR ("the Related medical practices") and seven are with PC's, which are all located in the state of New York ("the New York PC's"), owned by one unrelated radiologist. The contractual fees for services rendered to the PCs consists of fixed monthly fees per diagnostic imaging facility ranging from approximately $100,000 to $212,000. All fees are re-negotiable at the anniversary of the agreements and each year thereafter. Revenue under lease contracts are recognized based upon contractual agreements for the leasing of medical equipment primarily under long term contracts to various unrelated PC's. The lease fees for the medical equipment consists of fixed monthly fees ranging from $2,500 to $21,000. All fees are re-negotiable at the anniversary of the agreements and each year thereafter.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


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

Advertising Costs
-----------------

Advertising costs are expensed as incurred. Advertising expense approximated $466,000 and $415,000 for the years ended June 30, 2011 and 2010, respectively.

Shipping Costs
--------------

The Company's shipping and handling costs are included in revenue from product sales and the related expense included in costs related to product sales is $49,712 and $45,930 for the years ended June 30, 2011 and 2010, respectively.

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

Earnings (Loss) Per Share
-------------------------

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with ASC topic 260-10, "Participating Securities and the Two-Class Method", the Company uses the two-class method to calculate the effect of the Company's participating convertible securities on basic EPS, which include the Class A Non-voting
Preferred stock, Class B common stock and Class C common stock, and the if-converted method is used to calculate the effect of participating convertible securities on diluted EPS. These participating convertible securities were not included in the computation of basic EPS for the year ended June 30, 2010 because the participating securities did not have a contractual obligation to share in the losses of the Company. For the year ended June 30, 2011, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share.

                     FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2011


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share (Continued)
-------------------------

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation, because they are antidilutive as a result of the net losses, was 195,896 as of June 30, 2010. For the year ended June 30, 2011, the number of common shares potentially issuable upon the exercise of certain options of 22,537 have not been included in the computation of diluted EPS since the effect would be antidilutive.

                                     June 30, 2011                 June 30, 2010
                           -----------------------------------     -------------
                                                      Class C
                                           Common     Common
                               Total        Stock     Stock
Basic                      -----------  ------------  --------
-----
Numerator:
 Net income (loss) available
  to stockholders          $3,160,910   $ 2,941,026   $ 55,998     $ (3,012,742)
                           ===========  ============   =======     =============
Denominator:
 Weighted average shares
  outstanding              $5,264,795     5,264,795    382,513        4,932,044
                           ===========  ============   =======     =============
Basic income (loss)
  per common share         $    0.60    $     0.56     $0.15       $    (0.61)
                           ===========  ============   =======     =============

Diluted
-------
Denominator:
 Weighted average shares
  outstanding                             5,264,795    382,513        4,932,044
 Stock options                                 -          -                -
 Convertible Class C Stock                  127,504       -                -
                                        ------------   -------     -------------

Total Denominator for diluted
  earnings per share                      5,392,299    382,513        4,932,044
                                        ============   =======     =============

Diluted income (loss) per
  common share                          $     0.55     $ 0.15      $ (0.61)
                                        ============   =======     =============

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents
-------------------------

The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents.

Concentration of Credit Risk
----------------------------

Cash: The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits throughout the year. At June 30, 2011, the Company had cash on deposit of approximately $7,812,000 in excess of federally insured limits of $250,000.

Related Parties: Net revenues from related parties accounted for approximately 16% and 13% of the consolidated net revenues for the years ended June 30, 2011 and 2010, respectively. Net management fee receivables from the related medical practices accounted for approximately 16% and 21% of the consolidated accounts receivable for the years ended June 30, 2011 and 2010, respectively.

Fair Value of Financial Instruments
-----------------------------------

The financial statements include various estimated fair value information at June 30, 2011 and 2010, as required by ASC topic 820, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accumulated Other Comprehensive Loss
------------------------------------

Accumulated other comprehensive loss generally includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders.

Recent Accounting Pronouncements
--------------------------------

In June 2009, the FASB issued ASC 860 (formerly SFAS No. 166), "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140, ASC 860 requires additional disclosures concerning a transferor's continuing involvement with transferred financial assets. ASC 860 eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. ASC 860 is effective for fiscal years beginning after November 15, 2009. The Company adopted ASC topic 860 on July 1, 2010. The adoption did not have a material impact on its consolidated financial statements.

In June 2009, the FASB issued ASC 810 (formerly SFAS No. 167), "Amendments to FASB Interpretation ("FIN") No. 46(R)," which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. ASC 810 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. ASC 810 is effective for fiscal years beginning after November 15, 2009, and interim periods within those fiscal years. The adoption of ASC 810 did not have a material impact on the Company's consolidated financial statements.

In September 2009, the FASB reached final consensus on a new revenue recognition standard, ASC topic 815 (formerly EITF Issue No. 08-1), "Revenue Arrangements with Multiple Deliverables". ASC topic 815 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how the arrangement consideration should be allocated among the separate units of accounting. This Issue is effective for fiscal years beginning after June 15, 2010 and may be applied retrospectively or prospectively for new or materially modified arrangements. In addition, early adoption is permitted. The adoption of ASC 815 did not have a material impact on the Company's consolidated financial statements.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------

In September 2009, the EITF reached final consensus on a new revenue recognition standard, ASC topic 350 (formerly EITF Issue No. 09-3), "Applicability of AICPA Statement of Position 97-2 to Certain Arrangements That Contain Software Elements". ASC topic 350 amends the scope of AICPA Statement of Position 97-2, Software Revenue Recognition to exclude tangible products that include software and non-software components that function together to deliver the product's essential functionality. This Issue shall be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted as of the beginning of a company's fiscal year provided the company has not previously issued financial statements for any period within that year. An entity shall not elect early application of this Issue unless it also elects early application of Issue 08-1. The adoption of ADC 350 did not have a material impact on the Company's consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-6, Improving Disclosures about Fair Value Measurements. The Update provides amendments to FASB ASC 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for the Company in 2010 and the disclosures related to Level 3 fair value measurements are effective for the Company in 2011. The Update requires new disclosures only, and will have no impact on the Company's consolidated financial position, results of operations, or cash flow.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. ASC 2010-09 was effective upon issuance. The adoption of this standard had no effect on the Company's consolidated financial position or results of operations.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2011


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)
--------------------------------

Issued in April 2010, ASC 2010-12, Income Taxes (Topic 740), Accounting for Certain Tax Effect of the Health Care Reform Acts. On March 30, 2010, the President of the United States ("U.S.") signed the Health Care and Education Reconciliation Act of 2010, which is a reconciliation bill that amends the Patient Protection and Affordable Act that was signed on March 23, 2010 (collectively, the "Acts"). ASU 2010-12 allows entities to consider the two Acts together for accounting purposes. The adoption of this standard did not have a material impact on the Company's consolidated financial position and results of operations.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of June 30, 2011 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2011 or 2010, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported net income (losses) for any periods presented.

NOTE 3 - MEDICAL RECEIVABLES

The Company was assigned medical receivables valued at $11,775,000, in connection with the satisfaction of the management fees and termination fees related to a Termination and Replacement Agreement dated May 23, 2005. The balance of the net medical receivables as of June 30, 2011 and 2010 was $0 and $25,225, respectively. As of June 30, 2011 and June 30, 2010, the Company's allowance for doubtful accounts totaled $1,622,000 on these receivables.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


NOTE 4 - MARKETABLE SECURITIES

The following is a summary of marketable securities at June 30, 2011 and 2010:


                                         June 30, 2011
                           ----------------------------------------
                                         Unrealized    Fair Market
                               Cost         Loss          Value
                           ------------  ------------  ------------
        Equities - other   $    48,710   $   (16,179)  $    32,531
                           ============  ============  ============


                                         June 30, 2010
                           ----------------------------------------
                                          Unrealized    Fair Market
                               Cost         Loss            Value
                           ------------  ------------  ------------
        Equities - other   $    46,102   $  ( 18,489)  $    27,613
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

Payment of the management fee receivables from the PC's may be impaired by the inability of the PC's to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 34% and 42%, respectively, of the PCs' 2011 and 2010 net revenues were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts and contractual allowances. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


NOTE 5 - MANAGEMENT FEE RECEIVABLE AND ACCOUNTS RECEIVABLE (Continued)

Net revenues from management and other fees charged to the related medical practices accounted for approximately 16% and 12%, of the consolidated net revenues for the years ended June 30, 2011 and 2010, respectively.

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


NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of June 30, 2011 and 2010 is as follows:

                                                As of June 30,
                                         --------------------------
                                             2011           2010
                                         -----------    -----------
        Costs incurred on uncompleted
          Contracts                      $ 1,868,568    $ 6,115,699
        Estimated earnings                 1,077,387      3,659,324
                                         -----------    -----------
                                           2,945,955      9,775,023
        Less: Billings to date             2,780,557     12,241,037
                                         -----------    -----------
                                         $   165,398    $(2,466,014)
                                         ===========    ===========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


NOTE 6 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES (Continued)

Included in the accompanying consolidated balance sheets under the following captions:

                                                  As of June 30,
                                          --------------------------
                                             2011           2010
                                          ------------  ------------
         Costs and estimated earnings
           in excess of billings on
           uncompleted contracts          $   169,443   $   277,384
         Less:  Billings in excess
           of costs and estimated
           earnings on uncompleted              4,045     2,743,398
           contracts
                                          ------------  ------------
                                          $   165,398   $(2,466,014)
                                          ============  ============


2)  Customer advances consist of the following:

                                              As of June 30, 2011
                                    ---------------------------------------
                                                   Related
                                       Total       Parties        Other
                                    -----------  ------------  -----------
     Total advances                 $ 7,626,351  $       -     $ 7,626,351
     Less: Advances on contracts
             Under construction       2,780,557          -       2,780,557
                                    -----------  ------------  -----------
                                    $ 4,845,794  $       -     $ 4,845,794
                                    ===========  ============  ===========


                                              As of June 30, 2010
                                    --------------------------------------
                                                   Related
                                       Total       Parties        Other
                                    -----------  ------------  -----------
     Total advances                 $17,054,364  $       -     $17,054,364
     Less: Advances on contracts
             Under construction      12,241,037          -      12,241,037
                                    -----------  ------------  -----------
                                    $ 4,813,327  $       -     $ 4,813,327
                                    ===========  ============  ===========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011

NOTE 7 - INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

                                                        As of June 30,
                                                 --------------------------
                                                     2011          2010
                                                 ------------  ------------
    Purchased parts, components and supplies     $ 1,818,542   $ 1,774,958
    Work-in-process                                  581,698     1,051,253
                                                 ------------  ------------
                                                 $ 2,400,240   $ 2,826,211
                                                 ============  ============


NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2011 and 2010, is comprised of:

                                                  As of June 30,
                                           --------------------------
                                               2011          2010
                                           ------------  ------------
           Diagnostic equipment under
             capital leases                $ 2,270,719   $   633,675
           Diagnostic equipment              2,518,035     1,641,808
           Research, development and
             demonstration equipment         9,605,961     9,605,961
           Machinery and equipment           4,982,085     4,982,085
           Furniture and fixtures            2,127,809     2,101,603
           Leasehold improvements            4,663,666     4,785,102
           Building                            939,614       939,614
                                           ------------  =-----------
                                            27,107,889    24,689,848
           Less: Accumulated depreciation
                   and amortization         23,338,465    22,581,292
                                           ------------  ------------
                                           $ 3,769,424   $ 2,108,556
                                           ============  ============

Depreciation and amortization of property and equipment for the years ended June 30, 2011 and 2010 was $1,464,055 and $808,163, respectively.

Depreciation and amortization of diagnostic equipment under capital leases for the years ended June 30, 2011 and 2010 was $869,561 and $105,631, respectively. Accumulated depreciation and amortization of diagnostic equipment under capital leases for the years ended June 30, 2011 and 2010 was $1,503,236 and $633,675, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2011


NOTE 9 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2011 and 2010 are comprised of:

                                                   As of June 30,
                                            -------------=------------
                                               2011           2010
                                            ------------  ------------
           Capitalized software
             development costs              $ 6,368,960   $ 6,301,702
           Patents and copyrights             4,030,579     3,975,327
           Management agreement                 513,333          -
                                            ------------  ------------
                                             10,912,872    10,277,029
           Less: Accumulated amortization     6,594,561     5,985,610
                                            ------------  ------------
                                            $4,318,311    $ 4,291,419
                                            ============  ============

Information related to the above intangible assets for the years ended June 30, 2011 and 2010 is as follows:

                                                2011          2010
                                            ------------  ------------
           Balance - Beginning of Year      $ 4,291,419   $ 4,920,241
           Amounts capitalized and other        715,801       399,495
           Abandon patents written off          (79,958)     (391,415)
           Amortization                        (608,951)     (636,902)
                                            ------------  ------------
           Balance - End of Year            $ 4,318,311   $ 4,291,419
                                            ============  ============

Amortization of patents and copyrights for the years ended June 30, 2011 and 2010 amounted to $142,049 and $134,001, respectively. The Company also recorded a write off of abandon patents in the amount of $79,958 and $391,415 for the years ended June 30, 2011 and June 30, 2010, respectively.

Amortization of capitalized software development costs for the years ended June 30, 2011 and 2010 was $448,569 and $502,901, respectively.

Amortization of management agreement for the years ended June 30, 2011 and 2010 amounted to $18,333 and $0, respectively.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2011


NOTE 9 - OTHER INTANGIBLE ASSETS (Continued)

The estimated amortization of patents and copyrights and capitalized software development costs for the five years ending June 30, 2016 and thereafter is as follows:

                                                 Capitalized
                                                  Software
      For the Years                Patents and   Development   Management
     Ending June 30,     Total      Copyrights      Costs       Agreement
     ---------------  ----------   ------------  ------------  ----------
          2012        $  581,840   $   147,686   $   397,487   $  36,667
          2013           523,971       163,820       323,484      36,667
          2014           476,697       179,954       260,076      36,667
          2015           447,997       196,088       215,242      36,667
          2016           459,054       203,576       218,811      36,667
       Thereafter      1,828,752     1,413,975       103,112     311,665
                      ----------   ------------  ------------  ----------
                      $4,318,311   $ 2,305,099   $ 1,518,212   $ 495,000
                      ==========   ============  ============  ==========

The weighted average amortization period for other intangible assets is 9.2 years and has no expected residual value.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


NOTE 10 - NOTES RECEIVABLE

Notes receivable as of June 30, 2011 and 2010 consist of the following:

                                              As of June 30,
                                       --------------------------
                                           2011          2010
                                       ------------  ------------
               Note Receivable - (a)   $    65,000        65,000
               Note Receivable - (b)       264,985          -
               Note Receivable - (c)          -          185,686
               Note Receivable - (d)       207,842       136,110

                                       ------------  ------------
               Total Notes Receivable      537,827       386,796
               Allowance                   (65,000)     (115,000)
                                       ------------  ------------
               Net Notes Receivable    $   472,827   $   271,796
                                       ============  ============
               Current Portion         $   114,058   $   271,796
                            Long-Term  $   358,769   $      -
               Portion

a) This note receivable represents a note due from a customer for the purchase of a system. The note was payable over two years. The Company has an allowance for doubtful accounts of $65,000 as of June 30, 2011 and 2010 on this note.

b) This note receivable represents a note due from a customer for the purchase of an Upright MRI system. The note is payable in 60 consecutive equal monthly payments of principal and interest of $5,798 commencing November 2010.

c) This note receivable represents a note due from a customer for the purchase of an Upright MRI system. The note was payable in 48 consecutive equal monthly payments of principal and interest of $8,426. This note was written off during the year ended June 30, 2011.

d) This represents notes from a customer for past due service provided to two Upright MRI systems. The notes are payable in monthly payments of principal and interest of $5444.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


NOTE 11 - ADVANCES AND NOTES TO RELATED MEDICAL PRACTICES

The Company had advanced a former subsidiary, Tallahassee Magnetic Resonance Imaging, P.A., $546,183. This balance was evidenced by a promissory note and is payable as follows: $546,183 in 40 monthly installments commencing September 2007, including interest at 6%. The balance due under this note as of June 30, 2011 was $0. Interest income on this note for the years ended June 30, 2011 and 2010 amounted to $1,564 and $10,926, respectively.

NOTE 12 - CAPITAL STOCK

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

Class B Common Stock
--------------------

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. There were 158 of such shares outstanding at June 30, 2011 and 2010.

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

                     FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2011


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

FONAR's 1997 Nonstatutory Stock Option Plan, adopted on May 9, 1997, permits the issuance of stock options covering an aggregate of 200,000 shares of common stock of FONAR. The options may be issued at such prices and upon such terms and conditions as are determined by FONAR. The 1997 Plan terminated on May 8, 2007. During the year ended June 30, 2011, 2,384 options were forfeited and 42,016 options expired, therefore of the options granted under this plan 8,272 remain outstanding.

FONAR's 2002 Incentive Stock Option Plan (the "FONAR 2002 Plan"), adopted on July 1, 2002, is intended to qualify as an incentive stock option plan under
Section 422A of the Internal Revenue Code of 1954, as amended. The FONAR 2002 Plan permits the issuance of stock options covering an aggregate of 100,000 shares of common stock of FONAR. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The FONAR 2002 Plan will terminate on June 30, 2012. As of June 30, 2011, options to purchase 50,943 shares of common stock of FONAR were available for future grant under this plan. During the year ended June 30, 2011, 1,297 options were forfeited, therefore 14,265 shares remain outstanding.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011

NOTE 12 - CAPITAL STOCK (Continued)

Options (Continued)
-------

FONAR's 2005 Incentive Stock Option Plan (the "FONAR 2005 Plan"), adopted on February 16, 2005, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The FONAR 2005 Plan permits the issuance of stock options covering an aggregate of 80,000 shares of common stock of FONAR. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are non-transferable, are exercisable for a period not exceeding ten years, and expire upon the voluntary termination of employment. The FONAR 2005 Plan will terminate on February 14, 2015. As of June 30, 2011, 80,000 shares of common stock of FONAR were available for future grant under this Plan.

Stock option activity and weighted average exercise prices under these plans and grants for the years ended June 30, 2011 and 2010 were as follows:

                                                 Weighted
                                                 Average      Aggregate
                                    Number of    Exercise     Intrinsic
                                    Options      Price        Value
                                    ---------    --------     ---------
       Outstanding, June 30, 2009     96,014      30.69           -
       Granted                           -        -               -
       Exercised                         -        -               -
       Forfeited / Expired           (27,780)     26.27           -
                                    ---------    --------
       Outstanding, June 30, 2010     68,234      29.63           -
       Granted                          -           -             -
       Exercised                        -           -             -
       Forfeited / Expired           (45,697)     29.31           -
                                    ---------    --------
       Outstanding, June 30, 2011     22,537      30.27           -
                                    =========    ========

       Exercisable at:
         June 30, 2010                68,234      $29.63
         June 30, 2011                22,537      $30.27


The range of exercise prices for options outstanding as of June 30, 2011 was as follows:

                                                   Weighted
                                                   Average
                                   Number of      Remaining
                   Range of         Options      Contractual
                Exercise Price    Outstanding   Life in Years
                ---------------   -----------   -------------
                $25.00 - $28.13      10,229          1.0
                $29.00 - $34.38      10,081          2.0
                $46.88                2,227          0.1
                                  -----------
                                     22,537
                                  ===========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


NOTE 12 - CAPITAL STOCK (Continued)

Stock Bonus Plans
-----------------

On April 23, 2010, the Board approved the 2010 Stock Bonus Plan. The plan entitles the Company to reserve 2,000,000 shares of common stock. On August 10, 2010, the Company filed Form S-8 to register the 2,000,000 shares. As of June 30, 2011, 1,349,279 shares of common stock of FONAR were available for future grant under this plan. 650,721 shares were issued during the year ended June 30, 2011.

NOTE 13 - CONTROLLING INTERESTS

On May 2, 2011, the Company completed a private placement of equity and succeeded in raising $6,000,000. The offering consisted of Preferred Class A membership interests in a newly formed limited liability company, Imperial
Management Services, LLC ("Imperial"). Class B membership interests, all of which were retained by the Company's subsidiary, HMCA, holds a 75% equity interest in Imperial. The Class A membership interests are entitled to receive a dividend of 18% per annum of their cash capital contribution of $6,000,000 to the limited liability company. HMCA contributed all of its assets, together with its liabilities, to Imperial as HMCA's capital contribution. The Imperial operating agreement provides for the Class A members to receive priority distributions until their original capital contributions are returned. Dividends are payable quarterly beginning August 1, 2011.

On May 1, 2010, the Company purchased a 15.2% interest from an unrelated party of an entity that provides management services to a diagnostic center in the New York Metropolitan area. On January 1, 2011, the Company purchased an additional 34.8% interest by the issuance of a promissory note of $400,000. Commencing with January 1, 2011, the Company has consolidated the activity of this entity commencing on January 1, 2011. The fair values assigned to the assets acquired and liabilities assumed were as follows:

                       Cash                         $ 289,185
                       Property and equipment-net     303,659
                       Management contracts-net       513,333
                       Security deposits               45,784
                       Accounts payable              ( 47,026)
                       Notes payable                 (130,650)
                       Non controlled interests      (491,328)
                       Less prior investment         ( 82,957)
                                                    ----------
                               Subtotal               400,000

                       Purchase price                (400,000)
                                                    ----------
                       Cash used in purchase                0
                                                    ==========

The Company also has a 50% controlling interest in an entity that will provide management services to a diagnostic center in the New York Metropolitan area. The center is in the process of being installed.

                       FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2011


NOTE 14 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following:

                                                                 June 30,
                                                          ----------  ----------
                                                             2011        2010
                                                          ----------  ----------

Capital  lease  requiring  monthly  payments of $13,623,
including interest at a rate of 10.51% per annum through
July  2010.  The lease was  restructured  in July  2008,
requiring  twelve monthly payments of $6,923 followed by
31 monthly  payments  of $9,585  through  January  2012,
including  interest  at a rate of  11.82%.  The lease is
collateralized by the related equipment.                  $  73,390   $ 181,033

Notes  payable of $580,000  entered into in order to pay
back a customer deposit of $580,000 requiring  aggregate
monthly  payments  of $20,106,  including  interest at a
rate of 15% per annum through June 2013. Amount due to a
related party as of June 30, 2011 is $57,196.               399,024     580,000

Note payable requiring monthly payments of interest at a
rate  of 7%  until  May  2009  followed  by 240  monthly
payments of $4,472  through  October  2026.  The loan is
collateralized by the related building.                     500,411     519,203

Note  payable  requiring  monthly  payments  of $12,150,
including  interest  at a rate of 5% per  annum  through
August 2014 and a final  payment of $5,091 in  September
2014.                                                       544,555     659,992

Note  payable  requiring  monthly  payments  of  $8,325,
including  interest  at a rate of 10% per annum  through
April 2012.                                                  72,341     160,176

Note  payable from the Fair Haven  acquisition  requires
three  monthly  payments  of  $15,000,   twelve  monthly
payments of $20,000 and six monthly payments of $25,000,
including  interest at a rate of 8.58% per annum through
November  2011 then 6 payments of  $25,000.  The loan is
collateralized by the related equipment.                    257,246        -

Note  payable from the Fair Haven  acquisition  requires
monthly  payments  of $21,000,  including  interest at a
rate of 4.5% per annum through February 2011 and a final
payment  of  $533,783   in  March  2011.   The  loan  is
collateralized by the related equipment.                    510,771        -

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


NOTE 14 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (Continued)

                                                                 June 30,
                                                          ----------  ----------
                                                             2011        2010
                                                          ----------  ----------
Note  payable from the Fair Haven  acquisition  requires
monthly  payments  of $18,850,  including  interest at a
rate of 11.2% per annum through  January 2014.  The loan
is collateralized by the related equipment.               $ 533,502        -

Note  payable of $400,000  entered into for the purchase
of 34.2%  interest in a management  company  requiring 2
payments of $100,000 and $300,000  including interest at
a rate of 10% per annum through January 2013.               400,000        -

Other   (including   capital  leases  for  property  and
equipment).                                                 480,882     205,830
                                                          ----------  ----------
                                                          3,772,122   2,306,234
Less: Current portion                                     2,025,836     667,271
                                                          ----------  ----------
                                                          $1,746,286  $1,638,963
                                                          ==========  ==========


The maturities of long-term debt over the next five years and thereafter are as follows:
                           Years Ending
                             June 30,
                           ------------
                              2012        $2,025,836
                              2013           861,725
                              2014           377,859
                              2015            89,815
                              2016            24,791
                              Thereafter     392,096
                                          ----------
                                          $3,772,122
                                          ==========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


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

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2006.

Upon the adoption and as of June 30, 2011, no liability for unrecognized tax benefits was required to be recorded. The Company does not expect its unrecognized tax benefit position to change during the next 12 months.

The Company recognized a deferred tax asset of $784,348 and a deferred tax liability of $784,348 as of June 30, 2011, primarily relating to net operating loss carryforwards of approximately $163,660,000 available to offset future taxable income through 2031. The net operating losses begin to expire in 2012 for federal tax purposes and in 2012 for state income tax purposes.

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


NOTE 15 - INCOME TAXES (Continued)

Components of the current provision for income taxes are as follows:

                                    Years Ended June 30,
                                 --------------------------
                                     2011          2010
                                 ------------  ------------
                      Current:
                        Federal  $    75,000   $      -
                        State            475          -
                                 ------------  ------------
                                 $  75,475 $          -
                                 ============  ============


A reconciliation of the federal statutory income tax rate to the Company's effective tax rate as reported is as follows:

                                              Years Ended June 30,
                                           --------------------------
                                               2011          2010
                                           ------------  ------------
          Taxes at federal statutory rate      34.0)%       (34.0)%
          State and local income
            Taxes (benefit), net of
            Federal benefit                    (6.0)         (6.0)
          Permanent differences (decrease)      1.9           1.0
            Increase in the valuation
            Allowance and true ups             30.3          39.0
                                           ------------  ------------
          Effective income tax rate            (7.8)%         0.0%
                                           ============  ============


As of June 30, 2011, the Company has net operating loss ("NOL") carryforwards of approximately $163,660,000 that will be available to offset future taxable income. The utilization of certain of the NOLs is limited by separate return limitation year rules pursuant to Section 1502 of the Internal Revenue Code.

The Company has, for federal income tax purposes, research and development tax credit carryforwards aggregating $4,323,000, which are accounted for under the flow-through method.

In addition, for New York State income tax purposes, the Company has tax credit carryforwards, aggregating approximately $1,135,000, which are accounted for under the flow-through method. The tax credit carryforwards expire during the years ending June 30, 2012 to June 30, 2031.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


NOTE 15 - INCOME TAXES (Continued)

Significant components of the Company's deferred tax assets and liabilities at June 30, 2011 and 2010 are as follows:

                                                               June 30,
                                                      --------------------------
                                                          2011          2010
                                                      ------------  ------------
                  Deferred tax assets:
                    Allowance for doubtful accounts   $ 4,256,391  $  4,453,601
                    Non-deductible accruals               273,497       227,547
                    Net operating carryforwards        65,464,211    66,544,239
                    Tax credits                         5,559,462     5,177,209
                    Inventory capitalization for
                      tax purposes                        (42,793)         -
                    Property and equipment and
                      depreciation                      1,742,367     1,456,302
                    Other                                    -             -
                                                      ------------  ------------
                                                       77,253,135    77,858,898
                  Valuation allowance                 (76,468,787)  (77,101,373)
                                                      ------------  ------------
                  Net deferred tax assets                 784,348       757,525
                                                      ------------  ------------

                  Deferred tax liabilities:
                    Capitalized software
                      Development costs                  (784,348)     (757,525)
                                                      ------------  ------------
                  Gross deferred tax liabilities         (784,348)     (757,525)
                                                      ------------  ------------
                  Net deferred tax liabilities        $      -      $      -
                                                      ============  ============

The net change in the valuation allowance for deferred tax assets decreased by approximately $632,000 during the year ended June 30, 2011 and increased by approximately $1,309,000 during the year ended June 30, 2010.

                      FONAR CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2011


NOTE 16 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:

                                                               June 30,
                                                      ------------  ------------
                                                          2011          2010
                                                      ------------  ------------
                 Accrued salaries, commissions and
                   payroll taxes                      $   839,531   $   637,856
                 Accrued interest                         156,571       122,108
                 Litigation accruals                      193,349       193,349
                 Sales tax payable                      2,731,751     2,597,352
                 Legal and other professional fees        693,590       736,622
                 Accounting fees                          435,000       474,590
                 Insurance premiums                        21,633        45,989
                 Interest and penalty - Sales tax       1,922,804     1,687,040
                 Penalty - 401k plan                      250,000       250,000
                 Purchase scanners                        105,000       390,000
                 Rent                                     461,413       356,247
                 Other                                    425,463       573,916
                                                      ------------  ------------
                                                      $ 8,236,105   $ 8,065,069
                                                      ============  ============


NOTE 17 - ACQUISITION OF FAIR HAVEN SERVICES

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
                                                 ===========

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


NOTE 18 - COMMITMENTS AND CONTINGENCIES

Leases
------

The Company rents its operating facilities and certain equipment, pursuant to operating lease agreements expiring at various dates through March 2016. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

Future minimum operating lease commitments consisted of the following at June 30, 2011:

                                               Facilities
                                                  And
                                                Equipment
                      Year Ending              (Operating
                       June 30,                   Lease)
                      -----------              -----------
                         2012                  $ 2,309,886
                         2013                    2,345,707
                         2014                    1,747,615
                         2015                    1,544,006
                         2016                    1,005,028

                                               -----------
              Total minimum obligations        $ 8,952,242
                                               ===========

Rent expense for operating leases approximated $2,436,000 and $2,162,000 for the years ended June 30, 2011 and 2010, respectively.

License Agreements
------------------

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

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


NOTE 18 - COMMITMENTS AND CONTINGENCIES (Continued)

Employee Benefit Plans
----------------------

The Company has a non-contributory 401(k) Plan (the "401(k) Plan"). The 401(k) Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were no employer contributions to the Plan for the years ended June 30, 2011 and 2010. (see Other Matters below)

The stockholders of the Company approved the 2000 Employee Stock Purchase Plan ("ESPP") at the Company's annual stockholders' meeting in April 2000. The ESPP provides for eligible employees to acquire common stock of the Company at a discount, not to exceed 15%. This plan has not been put into effect as of June 30, 2011.

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

On or about June 30, 2010, one of the Company's customers, Golden Triangle Company, commenced an action against Fonar and certain individual defendants employed or formerly employed by Fonar, in the United States District Court for the Eastern District of New York based on the alleged wrongful failure of Fonar to deliver a scanner in Kuwait. The claim alleges various causes of action including breach of contract, fraud, conspiracy to defraud and conversion. The plaintiff seeks relief in the amount of $5,000,000. The Company believes that the plaintiff's claims are without merit and made a motion to dismiss the complaint as to the individual defendants and most of the causes of action. The motion has been granted and the Company will serve its answer and a counterclaim.

In addition, the Company is a party to additional less significant actions in which the customers are seeking to obtain a return of their deposits for MRI scanners due to various contingencies that failed to materialize. Upright MRI of Chicago, LLC v. Fonar, Circuit Court of Cook County, Illinois ($310,000), Matt Malek Madison v. Fonar, U.S. District Court, Northern District of California ($300,000), and Jack Shapiro v. Fonar Corporation, Supreme Court, Nassau County, New York ($500,000 although the actual deposit was $323,000). In the Anchorage Neurological Associates, Inc. v. Fonar case, a stipulation of settlement agreement was entered into on December 23, 2010 to pay Anchorage their deposit of $155,000 in monthly payments until March 2014. The Company's down payments are generally non-refundable, but in some instances, where specified conditions are met, Fonar will refund a down payment. In the Upright MRI of Chicago case, the down payment was specifically stated to be non- refundable and the case, although still pending, is close to being settled. In the Madison case, the Court recently granted summary judgment to Madison for the deposit and prejudgment interest.

                      FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2011


NOTE 18 - COMMITMENTS AND CONTINGENIES (Continued)

Stipulation Agreements
----------------------

The Company has entered into stipulation agreements with a number of its creditors that in the aggregate totals $336,700 as of June 30, 2011. The monthly payments total $38,052.

The amounts to be paid over the next four years are as follows:

                          Year Ending
                            June 30,
                          -----------
                             2012         $ 234,700
                             2013            48,000
                             2014            48,000
                             2015             6,000
                                           --------
                                            336,700
                                           ========


Other Matters
-------------

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. The Company has recorded tax obligations of $2,376,000 plus interest and penalties of approximately $1,923,000. The Company is in the process of determining is regulatory requirements in order to become compliant.

The Company had determined they may not be in compliance with the Department of Labor and Internal Revenue Service regulations concerning the requirements to file Form 5500 to report activity of its 401K Employee Benefit Plan. The filings do not require the Company to pay tax, however they may be subject to penalty for non-compliance. The Company has recorded provisions for any potential penalties totaling $250,000. The amount was the Company's best estimate of potential penalties. Management is unable to determine the outcome of this uncertainty. The Company has engaged outside counsel to handle such matters to determine the necessary requirements to ensure compliance. On August 31, 2011, the Company has submitted with the Internal Revenue Service a request for a compliance statement and a determination letter for our 401K plan.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


NOTE 19 - OTHER (EXPENSE) INCOME

Other (expense) income consists of:

                                            For the Years Ended June 30,
                                            ----------------------------
                                               2011              2010
                                            ----------       -----------
         (Loss) income from investment      $ (61,466)       $   14,982
         Litigation settlement                   -               33,147
         Loss on abandonment of property      (64,565)             -
         Other income (expense)                 9,414            (2,455)
                                            ----------       -----------
                                            $(116,617)       $   45,674
                                            ==========       ===========


NOTE 20 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2011 and 2010, the Company paid $309,003 and $195,269 for interest, respectively.

Non-cash investing and financing activities related to business combinations:

                                October 1, 2010  January 1, 2011
                                  Acquisition      Acquisition         Total
                                ---------------  ---------------  --------------
Accounts receivable               $   182,000             -         $  182,000
Property & equipment                2,288,703          303,659       2,592,362
Management agreement                     -             513,333         513,333
Other assets                             -              45,784          45,784
Other current liabilities             (13,955)            -            (13,955)
Accounts payable                         -             (47,026)        (47,026)
Notes payable                      (2,427,784)        (530,650)     (2,958,434)
Paid in capital                       (28,964)            -            (28,964)
Non-controlling interests                -            (491,328)       (491,328)
Reclassification of investment
  from other assets                      -             (82,957)        (82,957)


NOTE 21 - DUE TO RELATED MEDICAL PRACTICES

In June 2009, an entity owned by the Company's Chairman of the Board, Tallahassee Scanning Services PA, sold its Upright MRI scanning system to the Company for $550,000 in exchange for 35 monthly payments of $18,769 to be made over a three year period, commencing October 18, 2009 including interest at a rate of 10.41% per annum. The Company used this scanning system to fulfill a sales order with an unrelated customer. The balance of as of June 30, 2011 and 2010 was $134,880 and $435,179, respectively.

                       FONAR CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2011


NOTE 22 - SEGMENT AND RELATED INFORMATION

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

                                  Manufacturing    Management
                                  and              of
                                  Servicing        Diagnostic
                                  of Medical       Imaging
                                  Equipment        Centers         Totals
                                  -------------    -------------   -------------
Fiscal 2011:
-----------

Net revenues from external
  Customers                       $ 17,811,636     $ 15,324,759    $ 33,136,395
Intersegment net revenues         $    924,166     $    -          $    924,166
Income from operations            $  1,433,331     $  2,358,138    $  3,791,469
Depreciation and amortization     $    806,117     $  1,266,889    $  2,073,006
Compensatory element of stock
  Issuances                       $    139,308     $     65,178    $    204,486
Total identifiable assets         $ 13,439,701     $ 18,140,973    $ 31,580,674
Capital expenditures              $    202,468     $    532,562    $    735,030

Fiscal 2010:
-----------

Net revenues from external
  customers                       $ 20,726,727     $ 11,088,828    $ 31,815,555
Intersegment net revenues         $    930,000     $     -         $    930,000
Income (loss) from operations     $ (1,121,696)    $ (1,459,034)   $( 2,580,730)
Depreciation and amortization     $    915,344     $    529,721    $  1,445,065
Compensatory element of stock
  issuances                       $     99,270     $     -         $     99,270
Total identifiable assets         $ 14,695,150     $  6,933,695    $ 21,628,845
Capital expenditures              $    401,310     $     22,524    $    423,834

                       FONAR CORPORATION AND SUBS IDIARIES
                   NOTES TO CONSOLIDATED FINANCIA L STATEMENTS
                                  JUNE 30, 2011

NOTE 22 - SEGMENT AND RELATED INFORMATION (Continued)

Export Product Sales
--------------------

The Company's areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 28.0% and 32.4% of product sales revenues to third parties for the years ended June 30, 2011 and 2010, respectively.

The foreign product sales, as a percentage of product sales to unrelated parties, were made to customers in the following countries:

                                For the Years Ended June 30,
                                ----------------------------
                                 2011                 2010
                                ------               ------
                     Kuwait        - %                (0.5)%
                     Holland       -                   8.3
                     Germany     19.5                 (0.4)
                     Greece       5.8                  8.3
                     Canada        -                  (0.1)
                     Australia     .7                   -
                     Puerto Rico   .9                   .4
                     Libya        1.1                 16.4
                                 ------              ------
                                 28.0%                32.4%
                                 ======              ======


Foreign Service and Repair Fees
-------------------------------

The Company's areas of service and repair are principally in the United States. The Company had foreign revenues of service and repair of medical equipment amounting to 7.8% and 7.8% of consolidated net service and repair fees for the years ended June 30, 2011 and 2010, respectively. The foreign service and repair fees, as a percentage of total service and repair fees, were provided principally to the following countries:

                                 For the Years Ended June 30,
                                 -----------------------------
                                   2011      2010
                                  ------    ------
                      Spain          1.1%      1.0   1.6%
                      Puerto Rico    0.5       0.3   1.1
                      Switzerland    1.7            (0.1)
                      Germany        1.3             0.4
                      England        0.9             2.0
                      Holland        0.3             1.3
                      Scotland       0.4             1.0
                      Canada         0.3             0.5
                      Australia    ------             -
                      Libya          7.8%             -
                                  ======          ------
                                                     7.8%
                                                  ======

The Company does not have any material assets outside of the United States.

                   FONAR CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 2011


NOTE 23 - ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following represents a summary of allowance for doubtful accounts for the years ended June 30, 2011 and 2010, respectively:

                                   Balance                                Balance
Description                       June 30, 2010  Additions    Deductions  June 30, 2011
-------------                     -------------  -----------  ----------  -------------
Receivables from equipment
  Sales and service contracts       $2,289,049   (1)$127,323   $641,414    $ 1,774,958
Management fee receivable            5,808,345   (1) 700,000       -         6,508,345
Management fee receivable from
  Related medical practices          1,129,818   (1)    -       726,771        403,047
Medical receivables                  1,622,000   (1)    -          -         1,622,000
Advance and notes to related
  Parties                              264,791          -          -           264,791
Notes receivable                       115,000   (1) 135,686    185,686         65,000

                                    Balance                               Balance
Description                       June 30, 2009  Additions    Deductions  June 30, 2010
-----------                       -------------  -----------  ----------  -------------

Receivables from equipment sales
  and service contracts            $ 2,393,326   (1)$300,000   $404,277    $ 2,289,049
Management fee receivable            5,093,345   (1) 715,000       -         5,808,345
Management fee receivable from
  Related medical practices          1,094,818   (1)  35,000       -         1,129,818
Medical receivables                  1,343,500   (1) 278,500       -         1,622,000
Advance and notes to related
  Parties                              264,791         -           -           264,791
Note receivable                         65,000   (1)  50,000       -           115,000

(1)  Included in provision for bad debts.


NOTE 24 - SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date, but before the consolidated financial statements are issued.

During the period from July 1, 2011 through September 16, 2011, the Company has issued 52,600 shares of common stock for costs and expenses of $106,976.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2011.

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


Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of June 30, 2011. In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on these criteria, our management has concluded that, as of June 30, 2011, our internal control over financial reporting is effective. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

There was no changes in our internal controls or in other factors that could significantly affect these controls, during our fourth quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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

During fiscal 2011 and the beginning of fiscal 2012, a majority of our board of directors was composed of independent directors: Robert J. Janoff, Charles N. O'Data and Robert Djerejian. On August 21, 2011, Mr. Djerejian died, and the Company is seeking a replacement independent director. The outside directors also serve as the members of the audit committee, which is a standing committee of board of directors having a charter describing its responsibilities. Mr. O'Data has been designated as the audit committee financial expert. His relevant experience is described in his biographical information. We have adopted a code of ethics applicable to, among other personnel, our principal executive officer, principal financial officer, controllers and persons performing similar functions. The code is designed to deter wrongdoing and to promote: 1. honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; 2. full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities and Exchange Commission and in other public communications we make; 3. compliance with applicable governmental laws, rules and regulations; 4. the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code and 5. accountability for adherence to the code. We will provide a copy of the code to any person who requests a copy. A person may request a copy by writing to Fonar Corporation, 110 Marcus Drive, Melville, New York 11747, to the attention of the Legal Department or Investor Relations.

The officers and directors of the Company are set forth below:

Raymond V. Damadian, M.D.     75          President, Treasurer,

                                          Chairman of the Board
                                          and a Director

Claudette J.V. Chan           73          Director and Secretary

Robert J. Janoff              84          Director

Charles N. O'Data             75          Director

Robert Djerejian              80          Director
                                          Through 8/21/11

Raymond V. Damadian, M.D. has been the Chairman of the Board and President of Fonar since its inception in 1978 and Treasurer since February, 2001. Dr. Damadian was employed by the State University of New York, Downstate Medical Center, New York, as an Associate Professor of Biophysics and Associate Professor of Internal Medicine from 1967 until September 1979. Dr. Damadian received an M.D. degree in 1960 from Albert Einstein College of Medicine, New York, and a B.S. degree in mathematics from the University of Wisconsin in 1956. In addition, Dr. Damadian conducted post-graduate work at Harvard University, where he studied extensively in the fields of physics, mathematics and electronics. Dr. Damadian is the author of numerous articles and books on the nuclear magnetic resonance effect in human tissue, which is the theoretical basis for the Fonar MRI scanners. Dr. Damadian is a 1988 recipient of the National Medal of Technology and in 1989 was inducted into the National Inventors Hall of Fame, for his contributions in conceiving and developing the application of magnetic resonance technology to medical applications including whole body scanning and diagnostic imaging. Dr. Damadian is the President, Treasurer and director of HMCA and a Manager of IMPERIAL.

Claudette J.V. Chan has been a Director of Fonar since October 1987 and Secretary of Fonar since January 2008. Mrs. Chan was employed from 1992 through 1997 by Raymond V. Damadian, M.D. MR Scanning Centers Management Company and since 1997 by HMCA-IMPERIAL, as "site inspector," in which capacity she is responsible for supervising and implementing standard procedures and policies for MRI scanning centers. From 1989 to 1994 Mrs. Chan was employed by St. Matthew's and St. Timothy's Neighborhood Center, Inc., as the director of volunteers in the "Meals on Wheels" program, a program which cares for the elderly. In approximately 1983, Mrs. Chan formed the Claudette Penot Collection, a retail mail-order business specializing in women's apparel and gifts, of which she was the President until she stopped operating the business in approximately 1989. Mrs. Chan practiced and taught in the field of nursing until 1973, when her son was born. She received a bachelor of science degree in nursing from Cornell University in 1960. Mrs. Chan is the sister of Raymond V. Damadian.

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

Charles N. O'Data has been a Director of Fonar since February 1998. From 1968 to 1997, Mr. O'Data was the Vice President for Development for Geneva College, a liberal arts college located in western Pennsylvania. In that capacity, he acted as the College's chief investment officer. His responsibilities included management of the College's endowment fund and fund raising. In July 1997, Mr. O'Data retired from Geneva College after 36 years of service to assume a position of National Sales Executive for SC Johnson Company's Professional Markets Group, a unit of SC Johnson Wax, and specialized in healthcare and education sales, a position he held until the spring of 1999. In his capacity with SC Johnson he was responsible for sales to the nation's three largest Group Purchasing Organizations which included some 4,000 hospitals. Mr. O'Data presently acts as an independent financial consultant to various entities. Mr. O'Data served on the board of The Medical Center, Beaver, Pennsylvania, now a part of Heritage Valley Health System, a 500 bed acute care facility, for 26 years, three as its Chair. Mr. O'Data also served on the board of the Hospital Council of Western Pennsylvania, a shared-services and group purchasing organization covering seven states. He founded The Beaver County Foundation, a Community Foundation, in 1992, and serves as its President. He also serves as Director of Philanthropic Advisors for McKinley Carter Wealth Management, a regional wealth management firm in Pennsylvania, Ohio and West Virginia. Mr. O'Data is listed as a finance associate in the Middle States Association, Commission on Higher Education. The commission is the formal accrediting body for higher education in the eastern region of the country. In this capacity he evaluates the financial aspects of educational organizations. Mr. O'Data is a graduate of Geneva College, where he received a B.S. degree in Economics in 1958.

Robert Djerejian served as a Director for Fonar from June 2002 until his death on August 21, 2011. Since 1996 he served as a senior consultant for Haines, Lundberg & Waehler International (HLW International), an architectural, engineering, planning interior design firm, which among other hi-tech specialties designs hospitals and laboratories. Prior to that time he was the Senior Managing Partner of HLW International for a period of 22 years where he received numerous design awards including the National Honor Award from the Endowment for the Arts and The Design Excellence Award from the NY Society of the American Institute of Architects. During his management of the firm he brought the firm to international prominence with offices in London, Shanghai and Saudi Arabia. He also consulted for private clientele in design management in planning, design and construction services. Mr. Djerejian was an Emeritus member of the Board of Trustees of Pratt Institute since 1992, where he chaired the Nominations Committee and was the Vice Chairman of the Executive Committee. He served as a Board Member coordinating the joint venture of Corcoran College of Art & Design in Washington DC with Pratt Institute as one of the founding directors forming the Delaware College of Art and Design. He was a member of the American institute of Architects and the NY Society of Architects. Mr. Djerejian was a graduate of Pratt Institute School of Architecture, where he received his B.A. in Architecture in 1955.

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

The Board of Directors has established an audit committee. The members of the committee are Robert J. Janoff, Charles N. O'Data and until August 21, 2011, Robert Djerejian.

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

There is set forth in the following Summary Compensation Table the compensation provided by us during fiscal 2011 to our Principal Executive Officer, who also serves as our acting Principal Financial Officer. There is set forth in the following Outstanding Equity Awards Table and Director Compensation Table the required information.

I. SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------
Name and All                                        All Other       Total
Other Principal            Salary         Bonus     Compensation    Compensation
Position         Year      ($)            ($)       ($)             ($)
(a)              (b)       (c)            (d)       (i)             (j)
--------------------------------------------------------------------------------
Raymond V.       2011      $35,934.29      -         -               $35,934.29
Damadian,        2010      $57,358.12      -         -               $57,358.12
PEO/ PFO         2009      $72,285.12      -         -               $72,285.12
--------------------------------------------------------------------------------

II.  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name         Number        Option     Option
             Of            Exercise   Expiration
             Securities    Price      Date
             Underlying    ($)
             Unexercised
             Options
             (#)
             Exercisable
                 (a)          (b)         (c)
----------   -----------   --------   ----------
Raymond V.
Damadian,         0            0          N/A
PEO/PFO
------------------------------------------------

III.  DIRECTOR COMPENSATION

                         Fees
                        Earned
                          or
                        Paid in
                         Cash         Total
Name                      ($)          ($)
-------------------   ----------   ----------

Raymond V. Damadian         0            0

Claudette J.V. Chan   $20,160.00   $20,160.00

Robert J. Janoff      $20,000.24   $20,000.24

Charles N. O'Data     $20,000.24   $20,000.24

Robert Djerejian      $19,999.98   $19,999.98

EMPLOYEE COMPENSATION PLANS

Equity Compensation Plan Information as of June 30, 2011

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
                                                           (a)

Equity           22,537               $ 30.27              130,943
compensation
plans
approved by
security
holders

Equity             -                      -                   -
compensation
plans not
approved by
security
holders

Total            22,537               $ 30.27              130,943


Fonar's 1997 Nonstatutory Stock Option Plan, adopted on May 9, 1997, terminated on May 8, 2007. Of the options granted under this plan, 8,272 remain outstanding.

Fonar's 2002 Incentive Stock Option Plan, adopted on July 1, 2002, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 2002 Incentive Stock Option Plan permits the issuance of stock options covering an aggregate of 100,000 shares of Common Stock of Fonar. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The 2002 Stock Option Plan will terminate on June 30, 2012. As of June 30, 2011, options to purchase 50,943 shares of Common Stock of Fonar were available for future grant. under the plan. Of the options granted under this plan 14,265 remain outstanding.

Fonar's 2005 Incentive Stock Option Plan, adopted on February 15, 2005, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue code of 1954, as amended. The Plan permits the issuance of stock options covering an aggregate of 80,000 shares of common stock of Fonar. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are non-transferable, are exercisable for a period not exceeding ten years, and expire upon the voluntary termination of employment. The Plan will terminate on February 14, 2015. As of June 30, 2011, 80,000 shares of common stock of Fonar were available for future grant under this plan.

Fonar adopted its 2010 Stock Bonus Plan, on June 28, 2010. This Plan permits Fonar to issue an aggregate of 2,000,000 shares of common stock of Fonar as bonus or compensation. As of June 30, 2011, 1,349,279 shares were available for issuance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number and percentage of shares of Fonar's securities held by each director, by each person known by us to own in excess of five percent of Fonar's voting securities and by all officers and directors as a group as of September 8, 2011.

Name and Address of               Shares               Percent
Beneficial Owner (1)              Beneficially Owned   of Class
-------------------------------   ------------------   --------
Raymond V. Damadian, M.D.
c/o Fonar Corporation
Melville, New York
 Director, President, Treasurer
 CEO, 5% + Stockholder
    Common Stock                        120,302          2.12%
    Class C Stock                       382,447         99.98%
    Class A Preferred                    19,093          6.09%

Claudette Chan
Director and Secretary
    Common Stock                            106              *
    Class A Preferred                        32              *

Robert J. Janoff
Director
    Common Stock                          3,000              *
    Class A Preferred                        79              *

Charles N. O'Data
Director
    Common Stock                             28              *

Robert Djerejian
Director until August 21, 2011
    Common Stock                              0              *

All Officers and Directors
as a Group (5 persons)
    Common Stock                        123,406          2.17%
    Class C Stock                       382,447         99.98%
    Class A Preferred                    19,204          6.13%
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

AGREEMENTS WITH HMCA-IMPERIAL

Effective July 1, 1997, new management agreements were entered into by the Centers and HMCA-IMPERIAL. Since that time certain of the original Centers have been closed and new Centers opened. Each new Center also entered into a management agreement with HMCA-IMPERIAL.

Pursuant to the management agreements, HMCA-IMPERIAL is providing comprehensive management and administrative services and office facilities, including billing and collection of accounts, payroll and accounts payable processing, supplies and utilities to the Centers. Under the management agreements, HMCA-IMPERIAL provides service through Fonar for the scanners at the Centers. In total, 10 MRI Centers have management agreements with HMCA-IMPERIAL.

At the end of fiscal 2007, Dr. Damadian sold all of his stock in the MRI Centers located in New York State. The new owner is one of the radiologists who has been reading and interpreting scans performed at those facilities, Dr. Robert A. Diamond. In connection with the sale, HMCA-IMPERIAL entered into new management agreements with the MRI Centers under which HMCA-IMPERIAL performs essentially the same services for the MRI Centers as prior to the sale. The fees charged, however, are flat fees charged on a monthly basis.

Dr. Damadian remains the owner of three MRI Centers in Florida. The MRI Centers owned by Dr. Damadian in Florida pay flat rate monthly fees ranging from $137,444 to $206,686 to HMCA-IMPERIAL per month. These fees are renegotiable on an annual basis.

During the fiscal years ended June 30, 2011 and June 30, 2010 the net revenues received by HMCA-IMPERIAL from the MRI Centers owned by Dr. Damadian were approximately $5.2 million and $3.8 million respectively.

During April 2009, Fair Haven Services, Inc. lent HMCA-IMPERIAL $258,000. The loan bears interest at a rate of 10% per annum and is payable in 36 installments with the final payment due April 30, 2012. Dr Damadian is the President of Fair Haven Services, Inc.

In June 2009, Tallahassee Scanning Services, P.A. an entity owned by Dr Damadian, sold its Upright MRI scanning system to HMCA-IMPERIAL for $550,000 payable in 35 monthly installments beginning on October 18, 2009 with interest at the rate of 10.41% per annum.

On October 1, 2010, HMCA-IMPERIAL purchased 100% of the stock of Fair Haven Services, Inc., an entity wholly owned by Dr. Damadian for $10. Fair Haven is in the business of leasing medical equipment to various unrelated PCs.

On May 2, 2011, Dr. Damadian participated in the private placement of equity in Imperial by investing $100,000 in Imperial's Class A membership interests.



ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Marcum LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2011 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2011 were $417,480.

The aggregate fees billed by Marcum LLP for the audit of our annual financial statements for the fiscal year ended June 30, 2010 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2010 were $465,006.

Audit Related Fees

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2011 or June 30, 2010 for services related to the audit or review of our financial statements that are not included under the caption "Audit Fees".

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2011 or June 30, 2010 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information.

Tax Fees

The aggregate fees billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2011 were $82,438.

The aggregate fees billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2010 were $116,439.

All Other Fees

The aggregate fees billed by Marcum LLP for all other services rendered by them during the fiscal years ended June 30, 2011 and June 30, 2010 were $63,138 and $59,294, respectively, which included services in connection with the registration of securities, employee benefit plan audits and reviews and procedures that we requested Marcum LLP to undertake to provide assurances on matters not required by laws or regulations.

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

Our audit committee believes that the provision by Marcum LLP of services in addition to audit services in fiscal 2011 and 2010 were compatible with maintaining their independence.


PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a) FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements are included in Part II, Item 8.

     Report of Independent Registered Public Accounting Firm

     Consolidated Balance Sheets as at June 30, 2011 and 2010.

     Consolidated Statements of Operations/Income for the Years Ended June 30, 2011 and 2010.

     Consolidated    Statements    of    Stockholders'     Equity(Deficiency)and
Comprehensive Income(Loss)for the Years Ended June 30, 2011 and 2010.

     Consolidated Statements of Cash Flows for the Years Ended June 30, 2011 and 2010.

     Notes to Consolidated Financial Statements.

     Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes to the financial statements.

b) REPORTS ON FORM 8-K

     Registrant's Report on Form 8-K containing the Company's Earnings Report for the first nine months of Fiscal 2011. May 10, 2011, Commission File No. 0-10248.

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

     10.34 Asset Purchase Agreement dated July 28, 2005 among Health Plus Management Services, L.L.C., Health Management Corporation of America, p Healthcare Management, Inc. and Fonar Corporation, incorporated by reference to
Exhibit 2 to the Registrant's Form 8-K, August 2, 2005, Commission File No. 0-10248.

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

     10.37 Operating Agreement for Imperial Management Services, LLC. See Exhibits.

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

Dated:  September 30, 2011

                               By:/s/Raymond V. Damadian
                               Raymond V. Damadian, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                 Title                  Date

/s/Raymond V. Damadian   Chairman of the        September 30, 2011
Raymond V. Damadian      Board of Directors,
                         President, Director
                         Principal Executive
                         Officer and Acting
                         Principal Financial
                         Officer)

/s/Claudette J.V. Chan   Secretary              September 30, 2011
Claudette J.V. Chan      Director


/s/ Robert J. Janoff     Director               September 30, 2011
Robert J. Janoff

/s/ Charles N. O'Data    Director               September 30, 2011
Charles N. O'Data