Form 10-Q
period 2011-09-30
FONAR CORP
filed 2011-11-14
CIK 355019

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended    SEPTEMBER 30, 2011
                                        ------------------
      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
      For the transition period from              to
                                     ------------     -------------
                         Commission file number 0-10248
                                  ------------
                                FONAR CORPORATION
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                    11-2464137
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

110 Marcus Drive     Melville, New York                         11747
----------------------------------------             --------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (631) 694-2929
                                                     --------------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES __ NO _X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                          Outstanding at October 31, 2011
--------------------------------           -------------------------------
Common Stock, par value $.0001                       5,722,728
Class B Common Stock, par value $.0001                     158
Class C Common Stock, par value $.0001                 382,513
Class A Preferred Stock, par value $.0001              313,451

                       FONAR CORPORATION AND SUBSIDIARIES
                                      INDEX



PART I - FINANCIAL INFORMATION                                      PAGE


Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets - September 30, 2011
     (Unaudited) and June 30, 2011

   Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2011 and
     September 30, 2010 (Unaudited)

   Condensed Consolidated Statements of Comprehensive
     Income for the Three Months Ended
     September 30, 2011 and September 30, 2010 (Unaudited)

   Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2011 and
     September 30, 2010 (Unaudited)


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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. (Removed and Reserved)

Item 5. Other Information

Item 6. Exhibits

Signatures

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's OMITTED)


ASSETS                                                   September 30,  June 30,
                                                                2011      2011
                                                           (UNAUDITED)
Current Assets:                                            -----------  --------
  Cash and cash equivalents                                   $ 9,512   $ 9,251

  Marketable securities                                            28        33

  Accounts receivable - net                                     4,701     5,264

  Accounts receivable - related party                              90      -

  Management and other fees receivable - net                    3,496     3,309

  Management and other fees receivable - related
    medical practices - net                                     1,714     1,669

  Costs and estimated earnings in excess of
    billings on uncompleted contracts                             557       169

  Inventories                                                   3,817     2,400

  Current portion of notes receivable - net                       114       114

  Prepaid expenses and other current assets                       425       352
                                                              -------   -------
        Total Current Assets                                   24,454    22,561
                                                              -------   -------

Property and equipment - net                                    3,499     3,769

Notes receivable                                                  344       359

Other intangible assets - net                                   4,219     4,318

Other assets                                                      587       574
                                                              --------  --------
        Total Assets                                          $33,103   $31,581
                                                              ========  ========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's OMITTED)


                                                        September 30,   June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                          2011        2011
                                                           (UNAUDITED)
Current Liabilities:                                       -----------  --------
  Current portion of long-term debt and capital leases        $ 1,818   $ 2,026
  Accounts payable                                              2,074     2,187
  Other current liabilities                                     9,264     8,236
  Unearned revenue on service contracts                         5,379     5,762
  Unearned revenue on service contracts - related party            82      -
  Customer advances                                             3,638     4,846
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                             817         4
  Income tax payable                                               75        75
                                                               ------    ------
      Total Current Liabilities                                23,147    23,136

Long-Term Liabilities:
  Accounts payable                                                148       102
  Due to related medical practices                                230       228
  Long-term debt and capital leases,
    less current portion                                        1,628     1,746
  Other liabilities                                               498       502
                                                               ------    ------
      Total Long-Term Liabilities                               2,504     2,578
                                                               ------    ------
      Total Liabilities                                        25,651    25,714
                                                               ------    ------


See accompanying notes to condensed consolidated financial statements
(unaudited).

                      FONAR CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (000's OMITTED, except share data)


                                                         September 30,  June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                          2011        2011
  (continued)                                              (UNAUDITED)
                                                            ----------  --------
STOCKHOLDERS' EQUITY:

Class A non-voting preferred stock $.0001 par value;
453,000 shares authorized at
September 30, 2011 and June 30, 2011,
313,451 issued and outstanding
at September 30, 2011 and June 30, 2011                         -          -

Preferred stock $.001 par value; 567,000
shares authorized at September 30, 2011
and June 30, 2011,
issued and outstanding - none                                   -          -

Common Stock $.0001 par value; 8,500,000 shares
authorized at September 30, 2011 and June 30, 2011,
5,689,171 and 5,636,571 issued at
September 30, 2011 and June 30, 2011, respectively;
5,677,528 and 5,624,928 outstanding at September 30, 2011
and June 30, 2011, respectively                                     1         1

Class B Common Stock (10 votes per share)
$ .0001 par value; 227,000 shares
authorized at September 30, 2011 and
June 30, 2011; 158 issued and
outstanding at September 30, 2011 and June 30, 2011              -         -

Class C Common Stock (25 votes per share)
$.0001 par value; 567,000 shares
authorized at September 30, 2011 and June 30, 2011,
382,513 issued and outstanding
at September 30, 2011 and June 30, 2011                          -         -

Paid-in capital in excess of par value                        173,580   173,476
Accumulated other comprehensive loss                              (22)      (16)
Accumulated deficit                                          (172,597) (174,110)
Notes receivable from employee stockholders                      (113)     (115)
Treasury stock, at cost - 11,643 shares of common stock
  at September 30, 2011 and June 30, 2011                        (675)     (675)
Non controlling interests                                       7,278     7,306
                                                              --------  --------
      Total Stockholders' Equity                                7,452     5,867
                                                              --------  --------
      Total Liabilities and Stockholders' Equity              $33,103   $31,581
                                                              ========  ========




See accompanying notes to condensed consolidated financial statements
(unaudited).

                      FONAR CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (000's OMITTED, except per share data)

                                                      FOR THE THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              ------------------
                                                                2011      2010
REVENUES                                                      --------  --------
  Product sales - net                                         $ 1,776   $ 2,660
  Service and repair fees - net                                 2,905     2,689
  Service and repair fees - related parties - net                  27        55
  Management and other fees - net                               3,329     2,088
  Management and other fees - related medical
    practices - net                                             1,571     1,193
                                                              --------  --------
     Total Revenues - Net                                       9,608     8,685
                                                              --------  --------
COSTS AND EXPENSES
  Costs related to product sales                                1,475     2,506
  Costs related to service and repair fees                        813       665
  Costs related to service and repair
    fees - related parties                                          8        14
  Costs related to management and other fees                    2,185     1,313
  Costs related to management and other
    fees - related medical practices                              819       739
  Research and development                                        329       454
  Selling, general and administrative                           2,043     2,383
  Provision for bad debts                                         175       176
                                                              --------  --------
     Total Costs and Expenses                                   7,847     8,250
                                                              --------  --------
Income From Operations                                          1,761       435

Interest Expense                                                 (107)      (94)
Interest Expense - Related Parties                                  -        (4)
Investment Income                                                  62        38
Interest Income - Related Party                                     -         1
Other Income                                                       56         9
                                                              --------  --------
Net Income                                                      1,772       385
Net Income - Non Controlling Interests                           (259)     -
                                                              --------  --------
Net Income - Controlling Interests                            $ 1,513   $   385
                                                              ========  ========
Net Income Available to Common Stockholders                   $ 1,409   $   363
                                                              ========  ========
Net Income Available to Class A Non-Voting
  Preferred Stockholders                                      $    78   $    22
                                                              ========  ========
Net Income Available to Class C Common Stockholders           $    27   $     7
                                                              ========  ========
Basic Net Income Per Common Share Available
  to Common Stockholders                                      $  0.25   $  0.07
                                                              ========  ========
Diluted Net Income Per Common Share Available
  to Common Stockholders                                     $   0.24   $   0.07
                                                              ========  ========
Basic and Diluted Income Per Share - Common C                $   0.07   $   0.02
                                                              ========  ========
Weighted Average Basic Shares Outstanding                    5,668,762 5,012,245
                                                             ========= =========
Weighted Average Diluted Shares Outstanding                  5,796,266 5,139,749
                                                             ========= =========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                       FONAR CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                 (000'S OMITTED)


                                                      FOR THE THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              ------------------
                                                                2011      2010
                                                              --------  --------
Net income                                                    $ 1,772   $   385

Other comprehensive (loss) income, net of tax:
  Unrealized (losses) gains on marketable securities,
   net of tax                                                      (5)        4
                                                              --------  --------
Total comprehensive income                                    $ 1,767   $   389
                                                              ========  ========


See accompanying notes to condensed consolidated financial statements
(unaudited).

                      FONAR CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (000'S OMITTED)

                                                      FOR THE THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              ------------------
                                                                2011      2010
                                                              --------  --------
Cash Flows from Operating Activities:
 Net income                                                   $ 1,772   $   385
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                                 525       279
    Provision for bad debts                                       175       176
    Stock issued for costs and expenses                           104        76
    Compensatory element of stock issuances                      -          112
    (Increase) decrease in operating assets, net:
       Accounts, management fee and medical receivable(s)          66      (221)
       Notes receivable                                            14      -
       Costs and estimated earnings in excess of
         billings on uncompleted contracts                       (387)     (947)
       Inventories                                             (1,417)      291
       Prepaid expenses and other current assets                  (73)       37
       Other assets                                               (14)       (7)
       Advances and notes to related medical practices           -           41
    Increase (decrease) in operating liabilities, net:
       Accounts payable                                           (67)     (338)
       Other current liabilities                                  727     1,463
       Customer advances                                       (1,208)      552
       Billings in excess of costs and estimated
         earnings on uncompleted contracts                        813    (1,451)
       Other liabilities                                           (4)       10
       Due to related medical practices                             2      (300)
                                                              --------  --------
Net cash provided by operating activities                       1,028       158
                                                              --------  --------
See accompanying notes to condensed consolidated financial statements
(unaudited).

                      FONAR CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (000'S OMITTED)

                                                      FOR THE THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              ------------------
                                                                2011      2010
                                                              --------  --------
Cash Flows from Investing Activities:
  Purchases of property and equipment                            (116)     -
  Costs of capitalized software development                      -          (24)
  Cost of patents                                                 (39)      (27)
                                                              --------  --------
Net cash used in investing activities                            (155)      (51)
                                                              --------  --------

Cash Flows from Financing Activities:
  Repayment of borrowings and capital
    lease obligations                                            (326)     (155)
  Distributions to non controlling interests                     (288)     -
  Repayment of notes receivable from employee
    stockholders                                                    2         2
                                                              --------  --------
Net cash used in financing activities                            (612)     (153)
                                                              --------  --------

Net Increase (Decrease) in Cash and Cash Equivalents              261       (46)

Cash and Cash Equivalents - Beginning of Period                 9,251     1,299
                                                              --------  --------
Cash and Cash Equivalents - End of Period                     $ 9,512   $ 1,253
                                                              ========  ========

See accompanying notes to condensed consolidated financial statements
(unaudited).

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2011
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 30, 2011 for the fiscal year ended June 30, 2011.

Liquidity and Going Concern
---------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and assume that the Company will continue as a going concern.

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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES (Continued)

Liquidity and Going Concern (Continued)
---------------------------

Although the Company has experienced six consecutive fiscal quarters of profitability, we previously had a history of operating losses and negative cash flows from operating activities. We had a stockholders deficiency as recently as the fourth fiscal quarter of fiscal 2011, until we completed a private placement of $6 million on May 2, 2011. In the event that we are unable to sustain our current profitability or are otherwise unable to secure external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operational plans, our existing and anticipated working capital needs, the acceleration or modification of our business plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern.


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

Earnings (Loss) Per Share
-------------------------

Basic earnings (loss) per share ("EPS") is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with ASC topic 260-10, "Participating Securities and the Two-Class method", the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the three months ended September 30, 2011 and September 30, 2010.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three months ended
September 30, 2011 and September 30, 2010, the number of common shares potentially issuable upon the exercise of certain options of 20,000 and 68,000; respectively, have not been included in the computation of diluted EPS since the effect would be antidilutive.

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2011
                                  (UNAUDITED)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share (Continued)
-------------------------

                                   Three months ended        Three months ended
                                   September 30, 2011        September 30, 2010
                              ----------------------     ----------------------
                                      (000's omitted, except per share data)
                                             Class C                    Class C
                                      Common  Common             Common  Common
                              Total   Stock   Stock      Total   Stock   Stock
Basic                         ------  ------  ------     ------  ------  ------
-----
Numerator:
     Net income available to
       common stockholders    $1,409  $1,409  $   27     $  363  $  356  $   7
                              ======  ======  ======     ======  ======  ======
Denominator:
     Weighted average shares
       outstanding             5,669   5,669     383      5,012   5,012     383
                              ======  ======  ======     ======  ======  ======
Basic income per common share  $0.27   $0.25   $0.07     $ 0.07  $ 0.07  $ 0.02
                              ======  ======  ======     ======  ======  ======
Diluted
-------
Denominator:
    Weighted average shares
      outstanding                      5,669     383              5,012     383
    Stock options                       -       -                  -       -
    Convertible Class C Stock            128    -                   128    -
                                      ------  ------             ------  ------

  Total Denominator for diluted
     earnings per share                5,797     383              5,140     383
                                      ======  ======             ======  ======

Diluted income per
     common share                     $ 0.24  $ 0.07             $ 0.07  $ 0.02
                                      ======  ======             ======  ======

Recent Accounting Pronouncements
--------------------------------

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220):
Presentation of Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance provided by this update becomes effective for annual periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company's condensed consolidated financial position and results of operations.

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2011
                                  (UNAUDITED)


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


NOTE 3 - ACCOUNTS RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Accounts Receivable and Management and Other Fees Receivable
------------------------------------------------------------
Receivables, net is comprised of the following at September 30, 2011:

                                           (000's Omitted)

                                   Gross        Allowance for
                                   Receivable   doubtful accounts      Net
                                   ----------   -----------------   ----------
Receivables from equipment
 sales and service contracts        $  6,479        $  1,778         $  4,701
                                   ==========   =================   ==========
Receivables from equipment
 sales and service contracts-
 related party                      $     90        $   -            $     90
                                   ==========   =================   ==========

Management and other fees
 receivables                        $ 10,179        $  6,683         $  3,496
                                   ==========   =================   ==========

Management and other fees
 receivables from related
 medical practices ("PC's")         $  2,117        $    403         $  1,714
                                   ==========   =================   ==========

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2011
                                  (UNAUDITED)


NOTE 3  -  ACCOUNTS   RECEIVABLE  AND  MANAGEMENT  AND  OTHER  FEES   RECEIVABLE
     (Continued)

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

Payment of the management fee receivables from the PC's may be impaired by the inability of the PC's to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 55% and 47% of the PCs' net revenues for the three months ended September 30, 2011 and 2010, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 16.4% and 13.7% of the consolidated net revenues for the three months ended September 30, 2011 and 2010, respectively.

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



NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

(000's omitted)

                                         September 30,       June 30,
                                             2011              2011
                                        ------------        ---------
 Purchased parts, components
        and supplies                       $ 3,059           $ 1,818
     Work-in-process                           758               582
                                           -------           -------
                                           $ 3,817           $ 2,400
                                           =======           =======

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2011
                                  (UNAUDITED)


NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

         1) Information relating to uncompleted contracts as of September 30, 2011 is as follows:
                                       (000's omitted)

         Costs incurred on uncompleted
           contracts                      $ 2,262
         Estimated earnings                   949
                                         --------
                                            3,211
         Less: Billings to date             3,471
                                         --------
                                          $  (260)
                                          ========

Included in the accompanying condensed consolidated balance sheet at September 30, 2011 under the following captions:

      Costs and estimated earnings in excess of
        billings on uncompleted contracts              $   557
Less: Billings in excess of costs and estimated
        earnings on uncompleted contracts                  817
                                                       --------
                                                       $(260)
                                                       ========

2)  Customer advances consist of the following as of September 30, 2011:

                                                   Related
                                        Total      Party       Other
                                       --------    --------  -------
Total Advances                         $  7,109    $   --    $  7,109
Less: Advances
       on contracts under construction    3,471        --       3,471
                                       --------     -------- --------
                                       $  3,638    $   --   $   3,638
                                       ========     ========  =======


NOTE 6 - STOCKHOLDERS EQUITY

Common Stock
------------

During the three months ended September 30, 2011:

a) The Company issued 52,600 shares of common stock for costs and expenses of $104,276.

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2011
                                  (UNAUDITED)


NOTE 7 - OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

                                 (000's omitted)

                                        September 30,             June 30,
                                           2011                     2011
                                         ---------                ---------
      Accrued salaries, commissions
         and payroll taxes               $     643                $    839
      Accrued interest                         156                     157
      Litigation accruals                      193                     193
      Sales tax payable                      2,733                   2,732
      Legal and other professional fees        663                     694
      Accounting fees                          427                     435
      Insurance premiums                        61                      22
      Interest and penalty - sales tax       1,968                   1,923
      Penalty  - 401k plan  (see Note 10)      250                     250
      Purchase scanners                      1,380                     105
      Rent                                     445                     461
      Other                                    345                     425
                                         ---------                ---------
                                         $   9,264                $  8,236
                                         =========                =========

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2011
                                  (UNAUDITED)


NOTE 8 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of diagnostic imaging centers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company's 10-K as of June 30, 2011. All inter-segment sales are market-based. The Company evaluates performance based on income or loss from operations.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

(000's omitted)
                                                      Management of
                                                        Diagnostic
                                            Medical      Imaging
                                            Equipment    Centers      Totals
                                            ---------  -------------  -------
For the three months ended September 30, 2011:

Net revenues from external customers        $  4,708   $   4,900      $ 9,608
Inter-segment net revenues                  $    202   $     -        $   202
Income from operations                      $    751   $   1,010      $ 1,761
Depreciation and amortization               $    175   $     350      $   525
Capital expenditures                        $     39   $     116      $   155

For the three months ended September 30, 2010:

Net revenues from external customers        $  5,404   $   3,281      $ 8,685
Inter-segment net revenues                  $    232   $     -        $   232
Income from operations                      $     17   $     418      $   435
Depreciation and amortization               $    194   $      85      $   279
Capital expenditures                        $     51   $       -      $    51


NOTE 9 - SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2011 and September 30, 2010, the Company paid $64,000 and $51,000 for interest, respectively.


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

                       FONAR CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2011


NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)
----------

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2011. In the Golden Triangle Company v. Fonar Corporation et al case (U.S. District Court for the Eastern District of
New York CV10-2932), the Company made a motion to dismiss the plaintiff's amended complaint, which was granted, leaving only the cause of action for breach of contract. The claims against the individual officers and employees were also dismissed. The Company filed its answer to the complaint, together with a counterclaim alleging the plaintiff, by attempting to overcharge the end customer, has damaged the Company's reputation and ability to sell in Kuwait. In the Matt Malek Madison v. Fonar case (U.S. District Court, Northern District of California), Fonar is appealing the judgment.

Other Matters
-------------

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of September 30, 2011, the Company has recorded tax obligations of approximately $2,397,000 plus interest and penalties of approximately $1,968,000. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company has determined they may not be in compliance with the Department of Labor and Internal Revenue Service regulations concerning the requirements to file Form 5500 to report activity of its 401(k) Employee Benefit Plan. The filings do not require the Company to pay tax, however they may be subject to penalty for non-compliance. The Company has recorded provisions for any potential penalties totaling $250,000. The amount was the Company's best estimate of potential penalties. Management is unable to determine the outcome of this uncertainty. The Company has engaged outside counsel to handle such matters to determine the necessary requirements to ensure compliance. On August 31, 2011, the Company submitted with the Internal Revenue Service a request for a compliance statement and a determination letter for our 401K plan.


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

                      FONAR CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2011


NOTE 11 - INCOME TAXES (Continued)

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

The adoption of the provisions of ASC topic 740 did not have a material impact on the Company's consolidated financial position and results of operations. Upon the adoption and as of September 30, 2011, no liability for unrecognized tax benefits was required to be recorded. The Company does not expect its unrecognized tax benefit position to change during the next 12 months.

The Company recognized a net deferred tax asset of $605,460 and a deferred tax liability of $605,460 as of September 30, 2011, primarily relating to net operating loss carryforwards of approximately $163,661,000 available to offset future taxable income through 2029. The net operating losses begin to expire in 2012 for federal tax purposes and in 2012 for state income tax purposes.

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


NOTE 12 - SUBSEQUENT EVENTS

During the period from October 1, 2011 through October 31, 2011, the Company issued 45,200 shares of common stock for costs and expenses of $76,840 under the 2010 Stock Bonus Plan.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the three month period ended September 30, 2011, we reported a net income of $1.8 million on revenues of $9.6 million as compared to net income of $385,000 on revenues of $8.7 million for the three month period ended September 30, 2010. We recognized an operating income of $1.8 million for the three month period ended September 30, 2011 compared to an operating income of $435,000 for the three month period ended September 30, 2010. The principal reasons for the increase in net income in the first three months of fiscal 2012 as compared to our net income for the first three months of fiscal 2011 were that during fiscal 2012, there was an increase in revenues for management and other fees and service and repair fees along with a decrease in costs and expenses, particularly in cost related to product sales and selling, general and administrative expenses.

     Overall, our revenues increased 10.6% from $8.7 million for the first three months of fiscal 2011 to $9.6 million for the first three months of fiscal 2012. Although revenues from service and repair fees increase by 6.9% from $2.7 million from the first three months of fiscal 2011 to $2.9 million for the first three months of fiscal 2012, product sales decreased $33.2%, from $2.7 million for the first three months of 2011 to $1.8 million for the first three months of fiscal 2012. Also, management fees increased by 49.3% from $3.3 million for the first three months of fiscal 2011 to $4.9 million for the first three months of fiscal 2012.

     Due to the increase in our revenues and the decrease in our costs and expenses, we recognized an operating income for the three months ended September 30, 2011 of $1.8 million as compared to an operating income of $435,000 for the three months ended September 30, 2010. The increase in the operating income was principally due to the decrease in costs and expenses of 4.9%, from $8.3 million in the first three months of fiscal 2011 to $7.8 million in the first three months of fiscal 2012, and an increase of revenues of 10.6%, from $8.7 million in the first three months of fiscal 2011 to $9.6 million in the first three months of fiscal 2012.

     During fiscal 2012, we continued to recognize benefits from the cost cutting measures we adopted in January 2010, when we made reductions in the size of our workforce and significant reductions in compensation paid to our continuing employees. These measures supplemented our previous reductions in the size of our workforce, compensation and benefits, as well as across the board reduction of expenses. These cost reductions are intended to enable us to withstand periods of lower volumes of MRI scanner sales, by keeping expenditures at levels which, if necessary, can be supported by service revenues and diagnostic facility management revenues.

These cost controls, combined with out intensive efforts to increase our management fees and the addition of a new billing and collection contract in particular in fiscal 2011, are responsible for our profitability during the first three months of September 30, 2011.

Forward Looking Statements

     Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of Management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving the expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Additionally, health care policy changes, including the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 may have a material adverse effect on our operations or financial results. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward- looking statement included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Results of Operations

     We operate in two industry segments: the manufacture and servicing of medical (MRI) equipment, our traditional business which is conducted directly by Fonar, and diagnostic facilities management services, which is conducted by Fonar's wholly-owned subsidiary, Health Management Corporation of America
("HMCA") and HMCA's subsidiary, Imperial Management Services LLC, which together, we also refer to as HMCA-IMPERIAL.

     In May 2011, HMCA contributed all of its assets, liabilities and business to Imperial which is controlled but not wholly-owned by HMCA. Imperial is continuing the business of HMCA utilizing the same facilities, equipment and personnel as HMCA. This transaction did not result in a change of control or policy, but was solely a means to raise capital. To avoid confusion in making comparisons and to show the continuity of the business, our physician management and diagnostic services segment is sometimes referred to as "HMCA- IMPERIAL" for both periods before and after May 2, 2011.

     Trends in the first quarter of fiscal 2012 include an increase in management and service fee revenues, which more than offset the decline in product sales revenues. In addition, we experienced a decrease in our total costs and expenses, in particular in our selling, general and administrative costs, which declined by 14.3% from $2.4 million for the first three months of fiscal 2011 to $2.0 million for the first three months of fiscal 2012. Also costs related to product sales decreased 41.1% from $2.5 million for the first three months of fiscal 2011 to $1.5 million for the first three months of fiscal 2012 which corresponds to the decrease in product sales. We will continue to focus on our marketing efforts to improve sales performance and increase patient volume at the MRI facilities managed by HMCA-IMPERIAL in fiscal 2012. In addition, we will monitor our cost cutting program and will continue to reduce costs as necessary.

     For the three month period ended September 30, 2011, as compared to the three month period ended September 30, 2010 overall revenues from MRI product sales decreased 33.2% ($1.8 million compared to $2.7 million).

     Service revenues for the three month period ended September 20, 2011 as compared to the three month period ended September 30, 2010 increased 6.9% (2.9 million compared to $2.7 million). Unrelated party service and repair fees also increased from $2.7 million to $2.9 million and related party service and repair fees decreased from $55,000 to $27,000.

     There were approximately $279,000 in foreign revenues for the first three months of fiscal 2012 as compared to approximately $1.1 million in foreign revenues for the first three months of fiscal 2011, representing a decrease in foreign revenues of 74.6%. We do not regard this as a material trend, but as part of a normal variation resulting from low volumes of foreign sales.

     Overall, for the first three months of fiscal 2012, revenues for the medical equipment segment decreased by 12.9% to $4.7 million from $5.4 million for the first three months of fiscal 2011. The revenues generated by HMCA-IMPERIAL increased by 49.3%, to $4.9 million for the first three months of fiscal 2012 as compared to $3.3 million for the first three months of fiscal 2011. This trend reflects an increase in the percentage of our revenues derived from our diagnostic facilities management segment (51% for the first three months of fiscal 2012 as compared to 38% for the first three months of fiscal
2011). The increase in HMCA-IMPERIAL revenues was the result of our increased marketing efforts for the scanning centers.

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

     Costs related to product sales decreased from $2.5 million in the first quarter of fiscal 2011 to $1.5 million in the first quarter of 2012 resulting from a decrease in the manufacturing activity.

     Costs related to providing service for the first quarter increased by 20.9% from $679,000 in the first quarter of fiscal 2011 to $821,000 in fiscal 2012, notwithstanding service revenues increased from $2.7 million in the first quarter of fiscal 2011 to $2.9 million in the first quarter of fiscal 2012. We believe that an important factor in keeping service costs down is our ability to monitor the performance of customers' scanners from our facilities in Melville, New York, on a daily basis and to detect and repair any irregularities before more serious problems result.

     Overall, the operating results for our medical equipment segment improved to an operating income of $751,000 for the first quarter of fiscal 2012 as compared to an operating income of $18,000 for the first quarter of 2011.

     HMCA-IMPERIAL revenues increased in the first quarter of fiscal 2012 by 49.3% to $4.9 million from $3.3 million for the first quarter of fiscal 2011, primarily due to increased revenues from our New York locations. Part of this increase in revenues was due to HMCA's acquisition of Fair Haven Services, Inc. ("Fairhaven") from Dr. Raymond V. Damadian, the President, Chairman of the Board and principal stockholder of the Company as of October 1, 2010. Fairhaven is the Company which leases the MRI scanners to the New York sites managed by HMCA-IMPERIAL. Also contributing to the increase in revenue is the increase in management and other fees which was due to renegotiating the annual contracts along with the acquisition of a new billing and collection contract with Health Diagnostics LLC.

     We now manage ten sites all of which are equipped with FONAR UPRIGHT(R) MRI scanners. HMCA-IMPERIAL experienced an operating income of $1.0 million for the first three months of fiscal 2012 compared to operating income of $418,000 for the first three months of fiscal 2011. The greater operating income was due primarily to an increase in the management and other fees which increased due to renegotiating the annual contracts, and the acquisition of a new billing and collection contract.

     HMCA-IMPERIAL cost of revenues for the first three months of fiscal 2011 as compared to the first three months of fiscal 2012 increased by 46.4% from $2.1 million to $3.0 million. The increase in HMCA-IMPERIAL's cost of revenues was primarily the result of the increased expenditures we have been making to improve HMCA revenues by our marketing efforts, which focus on the unique capability of our Upright(R) MRI Scanners to scan patients in different positions along with the acquisition of 50 % interest in an MRI center located in the New York Metropolitan Area.

     The increase in our consolidated net revenues of 10.6% from $8.7 million in the first quarter of fiscal 2011 to $9.6 million in the first quarter of fiscal 2012 was coupled by a decrease of 4.9% in total costs and expenses from $8.3 million in the first quarter of fiscal 2011 compared to $7.8 million in the first quarter of fiscal 2012. As a result, our income from operations of $435,000 in the first quarter of fiscal 2011 increased to $1.8 million in the first quarter of fiscal 2012.

     Selling, general and administrative expenses decreased by 14.3% to $2.0 million in the first three months of fiscal 2012 from $2.4 million in the first three months of fiscal 2011. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, was $0 for the first three months of fiscal 2012 as compared to $112,039 for the first three months of fiscal 2011.

     Research and development expenses decreased by 27.5% to $329,000 for the first three months of fiscal 2012 as compared to $454,000 for the first three months of fiscal 2011.

     Interest expense in the first three months of fiscal 2011 increased to $107,000 compared to $98,000 for the first three months of fiscal 2011.

     Inventories increased by 59% to $3.8 million at September 30, 2011 as compared to $2.4 million at June 30, 2011 representing the purchase of raw materials and components in our inventory to fill orders.

     Management fee receivables increased by 4.7% to $5.2 million at September 30, 2011 from $5.0 million and at June 30, 2011, primarily due to renegotiated management fee contracts with an unrelated party a new billing and collection contract and the purchase of the stock of Fair Haven Services and a 50% interest in a site in New York.

     The overall trends reflected in the results of operations for the first three months of fiscal 2012 are an increase in revenues from management and other fees, as compared to the first three months of fiscal 2011 ($4.9 million for the first three months of fiscal 2012 as compared to $3.3 million for the first three months of fiscal 2011), and an decrease in MRI equipment segment revenues both absolutely ($4.7 million as compared to $5.4 million) and as compared to HMCA. Revenues were $4.7 million or 49% from the MRI equipment segment as compared to $4.9 million or 51% from HMCA, for the first three months of fiscal 2012, as compared to $5.4 million or 62.2% from the MRI equipment segment and $3.3 million or 37.8%, from HMCA, for the first three months of fiscal 2011. Unrelated party sales constituted 100% of our medical equipment product sales for both the first three months of fiscal 2012 and of fiscal 2011.

     On March 23, 2010, President Obama signed into law healthcare reform legislation in the form of the Patient Protection and Affordable Care Act (PPACA). The implementation of this law could have a profound impact on the healthcare industry. Most of the provisions of PPACA will be phased in over the next four years. In 2011, however, the House of Representatives voted to repeal PPACA; the Senate, however, narrowly defeated the bill to repeal the Act. Over half the States have brought or joined lawsuits challenging the Act and two federal district courts have declared the Act unconstitutional in whole or in part. It is expected that the Supreme Court will decide the issue during its current term (within the year). To date, PPACA has not had any material effect on our business, and it is not possible in the current legal and political environment to determine the impact of any health reform regulation which ultimately may be adopted.

     We are committed to improving the operating results we experienced in the first three months in fiscal 2012. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, including the availability of credit, payor reimbursement rates and policies, and unexpected expenditures or the timing of such expenditures, make it impossible to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Company's operating results.

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

     Fonar recently announced a major diagnostic breakthrough in multiple sclerosis achieved with advanced UPRIGHT(R) MRI. In a newly published paper, medical researchers at FONAR report a diagnostic breakthrough in multiple sclerosis (MS), based on observations made possible by the Company's unique FONAR UPRIGHT(R) Multi-Position(TM) MRI scanner. The findings reveal that the cause of multiple sclerosis may be biomechanical and related to earlier trauma to the neck, which can result in obstruction of the flow of cerebrospinal fluid
(CSF), which is produced and stored in the central anatomic structures of the brain known as the ventricles. Since the ventricles produce a large volume of CSF each day (500 cc), the obstruction can result in a build up of pressure within the ventricles, resulting in leakage of the CSF into the surrounding brain tissue. This leakage could be responsible for generating the brain lesions of multiple sclerosis. The paper, titled "The Possible Role of Cranio-Cervical Trauma and Abnormal CSF Hydrodynamics in the Genesis of Multiple Sclerosis," has just been published and appears in the latest issue of the journal Physiological Chemistry and Physics and Medical NMR (Sept. 20, 2011, 41: 1-17). Recently, this capability of the FONAR UPRIGHT(R) technology has demonstrated its key value on patients with the Arnold-Chiari syndrome, which is believed to affect 200,000 to 500,000 Americans. In this syndrome, brain stem compression and subsequent severe neurological symptoms occur in these patients, when because of weakness in the support tissues within the skull, the brain stem descends and is compressed at the base of the skull in the foramen magnum, which is the circular bony opening at the base of the skull where the spinal cord exits the skull. Conventional lie-down MRI scanners cannot make an adequate evaluation of the pathology since the patient's pathology is most visible and the symptoms most acute when the patient is scanned in the upright weight-bearing position.

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

Liquidity and Capital Resources

     Cash, cash equivalents and marketable securities increased by 2.8% from $9.3 million at June 30, 2011 to $9.5 million at September 30, 2011. Marketable securities approximated $28,000 as of September 30, 2011, as compared to $33,000 at June 30, 2011.

     Cash provided by operating activities for the first three months of fiscal 2012 was $1.0 million. Cash provided by operating activities was attributable to net income of $1.8 million, an increase in billings in excess of costs and estimated earnings on uncompleted contracts of $813,000, an increase in other current liabilities of $727,000, offset by a decrease of customer advances of $1.2 million and an increase in inventories of $1.4 million.

     Cash provided by investing activities for the first three months of fiscal 2012 was $155,000. The principal source of cash provided by investing activities during the first three months of fiscal 2012 consisted mainly of capitalized software and patent costs of $39,000 and purchase of property and equipment of $116,000.

     Cash used in financing activities for the first three months of fiscal 2012 was $612,000. The principal uses of cash in financing activities during the first three months of fiscal 2012 consisted of repayment of principal on long-term debt and capital lease obligations of $326,000 and distributions to non controlling interests of $288,000.

     Total liabilities remained constant at 25.7 million at September 30, 2011 and at June 30, 2011. We experienced an increase in other current liabilities from $8.2 million at June 30, 2011 to $9.2 million at September 30, 2011 along with an increase in billings in excess of costs and estimated earnings on uncompleted contracts from $4,000 at June 30, 2011 to $817,000 at September 30, 2011, offset by a decrease in accounts payable from $2.3 million at June 30, 2011 to $2.2 million at September 30, 2011, along with a decrease in customer advances from $4.8 million at June 30, 2011 to $3.6 million at September 30, 2011. Unearned revenue on service contracts decreased to $5.5 million at September 30, 2011 as compared to $5.8 million at June 30, 2011.

     As of September 30, 2011, the total of $9.3 million in other current liabilities included accrued salaries and payroll taxes of $643,000, sales taxes of $2.7 million, sales tax interest and penalties of $2.0 million and balances due on our purchases of pre-owned Upright(R) MRI scanners for refurbishing and resale.

     Our working capital increased to $1.3 million a September 30, 2011 from working capital deficit of $575,000 at June 30, 2011. This resulted from an increase in current assets ($22.6 million at June 30, 2011 as compared to $24.5 million at September 30, 2011) particularly an increase in inventories of $1.4 million ($2.4 million at June 30, 2011 as compared to $3.8 million at September 30, 2011), and a decrease of accounts receivable of $563,000 ($5.3 million at June 30, 2011 as compared to $4.7 million at September 30, 2011) along with current liabilities remaining constant at $23.1 million at June 30, 2011 and September 30, 2011.

     Fonar has not committed to making any significant capital expenditures in the 2012 fiscal year.

     Critical to our business plan are improvement and expansion of the MRI facilities managed by our subsidiary HMCA-IMPERIAL, and increasing the number of scans performed at those facilities. In addition, our business plan calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment and upgrades at competitive prices.

     The Company continues to focus its efforts on increased marketing campaigns to strengthen the demand for its products and services. Management is seeking to promote wider market recognition of Fonar's scanner products, and increase demand for Upright(R) scanning at the facilities HMCA-IMPERIAL manages. Given the liquidity and credit constraints in the markets, the sale of medical equipment has and may continue to suffer. There can be no assurance that the Company would be able to secure additional funds in the event such funds were needed on terms and conditions acceptable to the Company. In such case, further reduction in operating expenses might need to be implemented in order for the Company to generate positive cash flow to sustain the operations of the Company.

     Management anticipates that Fonar's capital resources will improve if (1) Fonar's MRI scanner products gain wider market recognition and acceptance resulting in increased product sales, (2) service and maintenance revenues increase as the warranties on scanners expire and (3) HMCA revenues continue to increase through the Company's vigorous marketing efforts and the installation of more HMCA managed Upright(R) MRI scanners. If we are not successful with our marketing efforts and are unable to raise debt or equity capital, we will experience a shortfall in cash, and it will be necessary to further reduce operating expenses to attempt to avoid the need to curtail our operations. Current economic, credit and political conditions have contributed to a slowing business environment for our company. The precise impact of these conditions can not be fully predicted. There can be no assurance that we would be able to secure additional funds if needed.

     Although the Company has experienced six consecutive fiscal quarters of profitability, we previously had a history of operating losses and negative cash flows from operating activities. We had a stockholders deficiency as recently as the fourth fiscal quarter of fiscal 2011, until we completed a private placement of $6 million on May 2, 2011. In the event that we are unable to sustain our current profitability and working capital surplus, and are unable to secure external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operational plans, our existing and anticipated working capital needs, the acceleration or modification of our business plans, lower than anticipated revenues, increased expenses, or other events may all affect our ability to continue as a going concern.

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

     In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2011, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal controls or in other factors that could significantly affect these controls, during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2011. In the Golden Triangle Company v. Fonar Corporation et al case (U.S. District Court for the Eastern District of New York CV10-2932), the Company made a motion to dismiss the plaintiff's amended complaint, which was granted, leaving only the cause of action for breach of contract. The claims against the individual officers and employees were also dismissed. Fonar filed its answer to the complaint, together with a counterclaim alleging the plaintiff, by attempting to overcharge the end customer, has damaged Fonar's reputation and ability to sell in Kuwait. In the Matt Malek Madison
     v. Fonar case (U.S. District Court, Northern District of California), Fonar is appealing the judgment.

Item 1A - Risk Factors: Not required.  We are a smaller reporting company.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds:   None

Item 3 -  Defaults Upon Senior Securities:  None

Item 4 -  (Removed and Reserved)

Item 5 -  Other Information:  None

Item 6 - Exhibits and Reports on Form 8-K:
         Exhibits 31.1 and 32.1
         Reports on Form 8-K: None
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FONAR CORPORATION
                                           (Registrant)

                                          By:  /s/ Raymond V. Damadian
                                                 Raymond V. Damadian
                                                 President & Chairman
Dated:    November 14, 2011