Form 10-Q/A
period 2011-09-30
FONAR CORP
filed 2011-12-14
CIK 355019

FORM 10-Q/A

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 0-10248

FONAR CORPORATION

____________________________________________

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

FONAR CORPORATION AND SUBSIDIARIES

INDEX

Reason for Amendment: Adding XBRL files

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(000's OMITTED)

ASSETS

	September 30,	June 30,
	2011	2011
	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$ 9,512	$ 9,251

Marketable securities	28	33

Accounts receivable - net	4,701	5,264

Accounts receivable - related party	90	-

Management and other fees receivable - net	3,496	3,309

Management and other fees receivable – related medical practices - net	1,714	1,669

Costs and estimated earnings in excess of billings on uncompleted contracts	557	169

Inventories	3,817	2,400

Current portion of notes receivable - net	114	114

Prepaid expenses and other current assets	425	352

Total Current Assets	24,454	22,561

Property and equipment - net	3,499	3,769

Notes receivable	344	359

Other intangible assets - net	4,219	4,318

Other assets	587	574

Total Assets	$ 33,103	$ 31,581

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(000's OMITTED, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	June 30,
	2011	2011
	(UNAUDITED)
Current Liabilities:
Current portion of long-term debt and capital leases	1,818	2,026
Accounts payable	2,074	2,187
Other current liabilities	9,264	8,236
Unearned revenue on service contracts	5,379	5,762
Unearned revenue on service contracts – related party	82	-
Customer advances	3,638	4,846
Billings in excess of costs and estimated earnings on uncompleted contracts	817	4
Income tax payable	75	75
Total Current Liabilities	23,147	23,136

Long-Term Liabilities:
Accounts payable	148	102
Due to related medical practices	230	228
Long-term debt and capital leases, less current portion	1,628	1,746
Other liabilities	498	502
Total Long-Term Liabilities	2,504	2,578
Total Liabilities	25,651	25,714

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(000’s OMITTED, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY(Continued)

	September 30,	June 30,
(continued)	2011	2011
STOCKHOLDERS' EQUITY:	(UNAUDITED)

Class A non-voting preferred stock $.0001 par value; 453,000 shares authorized at September 30, 2011 and June 30, 2011, 313,451 issued and outstanding at September 30, 2011 and June 30, 2011	-	-

Preferred stock $.001 par value; 567,000 shares authorized at September 30, 2011 and June 30, 2011, issued and outstanding - none	-	-

Common Stock $.0001 par value; 8,500,000 shares authorized at September 30, 2011 and June 30, 2011, 5,689,171 and 5,636,571 issued at September 30, 2011 and June 30, 2011, respectively; 5,677,528 and 5,624,928 outstanding at September 30, 2011 and June 30, 2011, respectively	1	1

Class B Common Stock (10 votes per share) $.0001 par value; 227,000 shares authorized at September 30, 2011 and June 30, 2011; 158 issued and outstanding at September 30, 2011 and June 30, 2011	-	-

Class C Common Stock (25 votes per share) $.0001 par value; 567,000 shares authorized at September 30, 2011 and June 30, 2011, 382,513 issued and outstanding at September 30, 2011 and June 30, 2011	-	-

Paid-in capital in excess of par value	173,580	173,476
Accumulated other comprehensive loss	(22)	(16)
Accumulated deficit	(172,597)	(174,110)
Notes receivable from employee stockholders	(113)	(115)
Treasury stock, at cost - 11,643 shares of common stock at September 30, 2011 and June 30, 2011	(675)	(675)
Non controlling interests	7,278	7,306

Total Stockholders' Equity	7,452	5,867

Total Liabilities and Stockholders' Equity	$ 33,103	$ 31,581

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(000'S OMITTED,except per share data

FOR THE THREE MONTHS ENDED
	SEPTEMBER 30,
	2011	2011
REVENUES
Product sales - net	$ 1,776	$ 2,660
Service and repair fees - net	2,905	2,689
Service and repair fees - related parties - net	27	55
Management and other fees - net	3,329	2,088
Management and other fees - related medical practices - net	1,571	1,193
Total Revenues - Net	9,608	8,685
COSTS AND EXPENSES
Costs related to product sales	1,475	2,506
Costs related to service and repair fees	813	665
Costs related to service and repair fees - related parties	8	14
Costs related to management and other fees	2,185	1,313
Costs related to management and other fees – related medical practices	819	739
Research and development	329	454
Selling, general and administrative	2,043	2,383
Provision for bad debts	175	176
Total Costs and Expenses	7,847	8,250
Income From Operations	1,761	435

Interest Expense	(107)	(94)
Interest Expense - Related Parties	-	(4)
Investment Income	62	38
Interest Income - Related Party	-	1
Other Income	56	9
Net Income	1,772	385
Net Income - Non Controlling Interests	(259)	-
Net Income - Controlling Interests	$ 1,513	$ 385
Net Income Available to Common Stockholders	$ 1,409	$ 363
Net Income Available to Class A Non-Voting Preferred Stockholders	$ 78	$ 22
Net Income Available to Class C Common Stockholders	$ 27	$ 7
Basic Net Income Per Common Share Available to Common Stockholders	$ 0.25	$ 0.07
Diluted Net Income Per Common Share Available to Common Stockholders	$ 0.24	$ 0.07
Basic and Diluted Income Per Share - Common C	$ 0.07	$ 0.02
Weighted Average Basic Shares Outstanding	5,668,762	5,012,245
Weighted Average Diluted Shares Outstanding	5,796,266	5,139,749

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(000'S OMITTED)

FOR THE THREE MONTHS ENDED
	SEPTEMBER 30,
	2011	2011
Net income	$ 1,772	$ 385
Other comprehensive (loss) income, net of tax: Unrealized (losses) gains on marketable securities net of tax	(5)	4
Total comprehensive income	$ 1,767	$ 389

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

FOR THE THREE MONTHS ENDED
	SEPTEMBER 30,
	2011	2010
Cash Flows from Operating Activities:
Net income	$ 1,772	$ 385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	525	279
Provision for bad debts	175	176
Stock issued for costs and expenses	104	76
Compensatory element of stock issuances	-	112
(Increase) decrease in operating assets, net:
Accounts, management fee and medical receivable(s)	66	(221)
Notes receivable	14	-
Costs and estimated earnings in excess of billings on uncompleted contracts	(387)	(947)
Inventories	(1,417)	291
Prepaid expenses and other current assets	(73)	37
Other assets	(14)	(7)
Advances and notes to related medical practices	-	41
Increase (decrease) in operating liabilities, net:
Accounts payable	(67)	(338)
Other current liabilities	727	1,463
Customer advances	(1,208)	552
Billings in excess of costs and estimated earnings on uncompleted contracts	813	(1,451)
Other liabilities	(4)	10
Due to related medical practices	2	(300)
Net cash provided by operating activities	1,028	158

Cash Flows from Investing Activities:
Purchases of property and equipment	(116)	-
Costs of capitalized software development	-	(24)
Cost of patents	(39)	(27)
Net cash used in investing activities	(155)	(51)

Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(326)	(155)
Distributions to non controlling interests	(288)	-
Repayment of notes receivable from employee stockholders	2	2

Net cash used in financing activities	(612)	(153)

Net Increase (Decrease) in Cash and Cash Equivalents	261	(46)

Cash and Cash Equivalents - Beginning of Period	9,251	1,299
Cash and Cash Equivalents - End of Period	$ 9,512	$ 1,253

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

Management’s plans include focusing its efforts on increased marketing campaigns, which management believes will strengthen the demand for the Company’s products and services. Management anticipates that its capital resources will improve if Fonar’s MRI scanner products gain wider market recognition and acceptance resulting in increased product sales. The Company’s subsidiary, Imperial Management Services LLC (“Imperial”) has focused its efforts to market the scanning services of its customers (related and non-related professional corporations or “PCs”) and to expand the number of PCs for which it performs management services. The Company is planning to raise additional capital through obtaining financing in the capital market. Current economic credit conditions have contributed to a slowing business environment. Given such liquidity and credit constraints in the markets, the business has and may continue to suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that the Company would be able to secure additional funds if needed and that if such funds were available, whether the terms or conditions would be acceptable to the Company. In such case, the further reduction in operating expenses might need to be substantial in order for the Company to generate positive cash flow to sustain the operations of the Company.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the three months ended September 30, 2011 and September 30, 2010.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share (Continued)

	Three months ended			Three months ended
	September 30, 2011			September 30, 2010
	(000's omitted, except per share data)
			Class C			Class C
		Common	Common		Common	Common
Basic	Total	Stock	Stock	Total	Stock	Stock
Numerator:
Net income available to common stockholders	$1,409	$1,409	$27	$363	$356	$7
Denominator:
Weighted average shares outstanding	5,669	5,669	383	5,012	5,012	383
Basic income per common share	$0.27	$0.25	$0.07	$0.07	$0.07	$0.02

Diluted
Denominator:
Weighted average shares outstanding		5,669	383		5,012	383
Stock options		-	-		-	-
Convertible Class C Stock		128	-		128	-
Total Denominator for diluted earnings per share		5,797	383		5,140	383
Diluted income per common share		$0.24	$0.07		$0.07	$0.02

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The guidance provided by this update becomes effective for annual periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

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

NOTE 3 – ACCOUNTS RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Accounts Receivable and Management and Other Fees Receivable

Receivables, net is comprised of the following at September 30, 2011:

(000’s Omitted)

	Gross Receivable	Allowance for doubtful accounts	Net
Receivables from equipment sales and service contracts	$6,479	$1,778	$4,701

Receivables from equipment sales and service contracts - related party	$90	-	$90

Management and other fees receivables	$10,179	$6,683	$3,496

Management and other fees receivables from related medical practices ("PC’s")	$2,117	$403	$1,714

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (Continued)

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 55% and 47% of the PCs’ net revenues for the three months ended September 30, 2011 and 2010, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

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

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

(000's omitted)

	September 30, 2011	June 30, 2011
Purchased parts, components and supplies	$ 3,059	$ 1,818
Work-in-process	758	582
	$ 3,817	$ 2,400

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of September 30, 2011 is as follows:

(000's omitted)

Costs incurred on uncompleted contracts	$ 2,262
Estimated earnings	949
3,211
Less: Billings to date	3,471
$ (260)

Included in the accompanying condensed consolidated balance sheet at September 30, 2011 under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$ 557

Less: Billings in excess of costs and estimated earnings on uncompleted contracts	817
$ (260)

2) Customer advances consist of the following as of September 30, 2011:

Related
	Total	Party	Other
Total Advances	$ 7,109	-	$ 7,109
Less: Advances
on contracts under construction	3,471	-	3,471
	$ 3,638	-	$ 3,638

NOTE 6 – STOCKHOLDERS EQUITY

Common Stock

During the three months ended September 30, 2011:

a) The Company issued 52,600 shares of common stock for costs and expenses of $104,276.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

(000’s omitted)

September 30,		June 30,
	2011	2011
Accrued salaries, commissions and payroll taxes	$ 643	$ 839
Accrued interest	156	157
Litigation accruals	193	193
Sales tax payable	2,733	2,732
Legal and other professional fees	663	694
Accounting fees	427	435
Insurance premiums	61	22
Interest and penalty - sales tax	1,968	1,923
Penalty - 401k plan (see Note 10)	250	250
Purchase scanners	1,380	105
Rent	445	461
Other	345	425
	$ 9,264	$ 8,236

NOTE 8 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of diagnostic imaging centers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company’s 10-K as of June 30, 2011. All inter-segment sales are market-based. The Company evaluates performance based on income or loss from operations.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

(000's omitted)

Management of
Diagnostic
Medical		Imaging
Equipment		Centers	Totals
For the three months ended September 30, 2011
Net revenues from external customers	$ 4,708	$ 4,900	$ 9,608
Inter-segment net revenues	$ 202	$ -	$ 202
Income from operations	$ 751	$ 1,010	$ 1,761
Depreciation and amortization	$ 175	$ 350	$ 525
Capital expenditures	$ 39	$ 116	$ 155

For the three months ended September 30, 2010
Net revenues from external customers	$ 5,404	$ 3,281	$ 8,685
Inter-segment net revenues	$ 232	$ -	$ 232
Income from operations	$ 17	$ 418	$ 435
Depreciation and amortization	$ 194	$ 85	$ 279
Capital expenditures	$ 51	$ -	$ 51

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2011 and September 30, 2010, the Company paid $64,000 and $51,000 for interest, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such actions, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2011. In the Golden Triangle Company v. Fonar Corporation et al case (U.S. District Court for the Eastern District of New York CV10-2932), the Company made a motion to dismiss the plaintiff’s amended complaint, which was granted, leaving only the cause of action for breach of contract. The claims against the individual officers and employees were also dismissed. The Company filed its answer to the complaint, together with a counterclaim alleging the plaintiff, by attempting to overcharge the end customer, has damaged the Company’s reputation and ability to sell in Kuwait. In the Matt Malek Madison v. Fonar case (U.S. District Court, Northern District of California), Fonar is appealing the judgment.

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of September 30, 2011, the Company has recorded tax obligations of approximately $2,397,000 plus interest and penalties of approximately $1,968,000. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company has determined they may not be in compliance with the Department of Labor and Internal Revenue Service regulations concerning the requirements to file Form 5500 to report activity of its 401(k) Employee Benefit Plan. The filings do not require the Company to pay tax, however they may be subject to penalty for non-compliance. The Company has recorded provisions for any potential penalties totaling $250,000. The amount was the Company’s best estimate of potential penalties. Management is unable to determine the outcome of this uncertainty. The Company has engaged outside counsel to handle such matters to determine the necessary requirements to ensure compliance. On August 31, 2011, the Company submitted with the Internal Revenue Service a request for a compliance statement and a determination letter for our 401K plan.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 11 - INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of ASC topic 740 (formerly FASB Interpretation No. 48/FASB Statement No. 109, “Accounting for Uncertainty in Income Taxes”). ASC topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a corporate tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as “unrecognized benefits”. A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC topic 740.

In accordance with ASC topic 740, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net”. Penalties if incurred would be recognized as a component of “Selling, general and administrative” expenses.

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2006.

The adoption of the provisions of ASC topic 740 did not have a material impact on the Company’s consolidated financial position and results of operations. Upon the adoption and as of September 30, 2011, no liability for unrecognized tax benefits was required to be recorded. The Company does not expect its unrecognized tax benefit position to change during the next 12 months.

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

NOTE 12 – SUBSEQUENT EVENTS

During the period from October 1, 2011 through October 31, 2011, the Company issued 45,200 shares of common stock for costs and expenses of $76,840 under the 2010 Stock Bonus Plan.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has filed this amendment solely to add XBRL files.

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

FONAR CORPORATION AND SUBSIDIARIES

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

Results of Operations

We operate in two industry segments: the manufacture and servicing of medical (MRI) equipment, our traditional business which is conducted directly by Fonar, and diagnostic facilities management services, which is conducted by Fonar’s wholly-owned subsidiary, Health Management Corporation of America (“HMCA”) and HMCA’s subsidiary, Imperial Management Services LLC, which together, we also refer to as HMCA-IMPERIAL.

In May 2011, HMCA contributed all of its assets, liabilities and business to Imperial which is controlled but not wholly-owned by HMCA. Imperial is continuing the business of HMCA utilizing the same facilities, equipment and personnel as HMCA. This transaction did not result in a change of control or policy, but was solely a means to raise capital. To avoid confusion in making comparisons and to show the continuity of the business, our physician management and diagnostic services segment is sometimes referred to as “HMCA-IMPERIAL” for both periods before and after May 2, 2011.

Trends in the first quarter of fiscal 2012 include an increase in management and service fee revenues, which more than offset the decline in product sales revenues. In addition, we experienced a decrease in our total costs and expenses, in particular in our selling, general and administrative costs, which declined by 14.3% from $2.4 million for the first three months of fiscal 2011 to $2.0 million for the first three months of fiscal 2012. Also costs related to product sales decreased 41.1% from $2.5 million for the first three months of fiscal 2011 to $1.5 million for the first three months of fiscal .

FONAR CORPORATION AND SUBSIDIARIES

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

We recognize MRI scanner sales revenues on the “percentage of completion” basis, which means the revenues are recognized as the scanner is manufactured. Revenues recognized in a particular quarter do not necessarily reflect new orders or progress payments made by customers in that quarter. We build the scanner as the customer meets certain benchmarks in its site preparation in order to minimize the time lag between incurring costs of manufacturing and our receipt of the cash progress payments from the customer which are due upon delivery. Consequently, there can be a disparity between the revenues recognized in a fiscal period and the number of product sales. Generally, the recognized revenue from a scanner sale is recognized in a fiscal quarter or quarters following the quarter in which the sale was made.

Costs related to product sales decreased from $2.5 million in the first quarter of fiscal 2011 to $1.5 million in the first quarter of 2012 resulting from a decrease in the manufacturing activity.

Costs related to providing service for the first quarter increased by 20.9% from $679,000 in the first quarter of fiscal 2011 to $821,000 in fiscal 2012, notwithstanding service revenues increased from $2.7 million in the first quarter of fiscal 2011 to $2.9 million in the first quarter of fiscal 2012. We believe that an important factor in keeping service costs down is our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York, on a daily basis and to detect and repair any irregularities before more serious problems result.

FONAR CORPORATION AND SUBSIDIARIES

Overall, the operating results for our medical equipment segment improved to an operating income of $751,000 for the first quarter of fiscal 2012 as compared to an operating income of $18,000 for the first quarter of 2011.

HMCA-IMPERIAL revenues increased in the first quarter of fiscal 2012 by 49.3% to $4.9 million from $3.3 million for the first quarter of fiscal 2011, primarily due to increased revenues from our New York locations. Part of this increase in revenues was due to HMCA’s acquisition of Fair Haven Services, Inc. (“Fairhaven”) from Dr. Raymond V. Damadian, the President, Chairman of the Board and principal stockholder of the Company as of October 1, 2010. Fairhaven is the Company which leases the MRI scanners to the New York sites managed by HMCA-IMPERIAL. Also contributing to the increase in revenue is the increase in management and other fees which was due to renegotiating the annual contracts along with the acquisition of a new billing and collection contract with Health Diagnostics LLC.

We now manage ten sites all of which are equipped with FONAR UPRIGHT® MRI scanners. HMCA-IMPERIAL experienced an operating income of $1.0 million for the first three months of fiscal 2012 compared to operating income of $418,000 for the first three months of fiscal 2011. The greater operating income was due primarily to an increase in the management and other fees which increased due to renegotiating the annual contracts, and the acquisition of a new billing and collection contract.

HMCA-IMPERIAL cost of revenues for the first three months of fiscal 2011 as compared to the first three months of fiscal 2012 increased by 46.4% from $2.1 million to $3.0 million. The increase in HMCA-IMPERIAL’s cost of revenues was primarily the result of the increased expenditures we have been making to improve HMCA revenues by our marketing efforts, which focus on the unique capability of our Upright® MRI Scanners to scan patients in different positions along with the acquisition of 50 % interest in an MRI center located in the New York Metropolitan Area.

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

FONAR CORPORATION AND SUBSIDIARIES

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

We are committed to improving the operating results we experienced in the first three months in fiscal 2012. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, including the availability of credit, payor reimbursement rates and policies, and unexpected expenditures or the timing of such expenditures, make it impossible to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Company’s operating results.

Our FONAR UPRIGHT® MRI, and Fonar-360™ MRI scanners, together with our works-in-progress, are intended to significantly improve our competitive position.

Our FONAR UPRIGHT® MRI scanner, which operates at 6000 gauss (.6 Tesla) field strength, allows patients to be scanned while standing, sitting, reclining and in multiple flexion and extension positions. It is common in visualizing the spine that abnormalities are visualized in some positions and not others. This enables surgical corrections that heretofore would be unaddressable for lack of visualizing the symptom causing the pathology. A floor-recessed elevator brings the patient to the height appropriate for the targeted image region. A custom-built adjustable bed will allow patients to sit or lie on their backs, sides or stomachs at any angle. Full-range-of-motion studies of the joints in virtually any direction are possible and another promising feature for sports injuries.

FONAR CORPORATION AND SUBSIDIARIES

Fonar recently announced a major diagnostic breakthrough in multiple sclerosis achieved with advanced UPRIGHT® MRI. In a newly published paper, medical researchers at FONAR report a diagnostic breakthrough in multiple sclerosis (MS), based on observations made possible by the Company’s unique FONAR UPRIGHT® Multi-Position™ MRI scanner. The findings reveal that the cause of multiple sclerosis may be biomechanical and related to earlier trauma to the neck, which can result in obstruction of the flow of cerebrospinal fluid (CSF), which is produced and stored in the central anatomic structures of the brain known as the ventricles. Since the ventricles produce a large volume of CSF each day (500 cc), the obstruction can result in a build up of pressure within the ventricles, resulting in leakage of the CSF into the surrounding brain tissue. This leakage could be responsible for generating the brain lesions of multiple sclerosis.

The paper, titled “The Possible Role of Cranio-Cervical Trauma and Abnormal CSF Hydrodynamics in the Genesis of Multiple Sclerosis," has just been published and appears in the latest issue of the journal Physiological Chemistry and Physics and Medical NMR (Sept. 20, 2011, 41: 1-17).

Recently, this capability of the FONAR UPRIGHT® technology has demonstrated its key value on patients with the Arnold-Chiari syndrome, which is believed to affect 200,000 to 500,000 Americans. In this syndrome, brain stem compression and subsequent severe neurological symptoms occur in these patients, when because of weakness in the support tissues within the skull, the brain stem descends and is compressed at the base of the skull in the foramen magnum, which is the circular bony opening at the base of the skull where the spinal cord exits the skull. Conventional lie-down MRI scanners cannot make an adequate evaluation of the pathology since the patient's pathology is most visible and the symptoms most acute when the patient is scanned in the upright weight-bearing position.

The UPRIGHT® MRI has also demonstrated its value for patients suffering from scoliosis. Scoliosis patients have been typically subjected to routine x-ray exams for years and must be imaged upright for an adequate evaluation of their scoliosis. Because the patient must be standing for the exam, an x-ray machine has been the only modality that could provide that service. The UPRIGHT® MRI is the only MRI scanner which allows the patient to stand during the MRI exam. Fonar has developed a new RF receiver and scanning protocol that for the first time allows scoliosis patients to obtain diagnostic pictures of their spines without the risks of x-rays. A recent study by the National Cancer Institute (2000) of 5,466 women with scoliosis reported a 70% increase in breast cancer resulting from 24.7 chest x-rays these patients received on the average in the course of their scoliosis treatment. The UPRIGHT® MRI examination of scoliosis enables the needed imaging evaluation of the degree of spine scoliosis without exposing the patient to the risk of breast cancer from x-radiation. Currently scoliosis affects more than 3,000,000 American women.

In addition, the University of California, Los Angeles (UCLA) reported their results of their study of 1,302 patients utilizing the FONAR UPRIGHT® Multi-Position™ MRI at the 22nd Annual Meeting of the North American Spine Society on October 23, 2007. The UCLA study showed the superior ability of the Dynamic™ FONAR UPRIGHT® MRI to detect spine pathology, including spondylolisthesis, disc herniations and disc degneration, as compared to visualizations of the spine produced by traditional single position static MRIs.

The UCLA study by MRI of 1,302 back pain patients when they were UPRIGHT® and examined in a full range of flexion and extension positions made possible by FONAR’s new UPRIGHT® technology established that significant “misses” of .

FONAR CORPORATION AND SUBSIDIARIES

pathology were occurring with static single position MRI imaging. At L4-5, the vertebral level responsible for 49.8% of lumbar disc herniations, 35.1% of the spondylolistheses (vertebral instabilities) visualized by Dynamic™ Multi- Position™ MRI were being missed by static single position MRI (510 patients). Since this vertebral segment is responsible for the majority of all disc herniations, the finding may reveal a significant cause of failed back surgeries. The UCLA study further showed the “miss-rate” of vertebral instabilities by static only MRI was even higher, 38.7%, at the L3-4 vertebral segment. Additionally the UCLA study showed that MRI examinations of the cervical spine that did not perform extension images of the neck “missed” disc bulges 23.75% of the time (163 patients).

The UCLA study further reported that they were able to quantitatively measure the dimensions of the central spinal canal with the “highest accuracy” using the FONAR UPRIGHT® Multi-Position™ MRI thereby enabling the extent of spinal canal stenosis that existed in patients to be measured. Spinal canal stenosis gives rise to the symptom complex intermittent neurogenic claudication manifest as debilitating pain in the back and lower extremities, weakness and difficulties in ambulation and leg paresthesias. Spinal canal stenosis is a spinal compression syndrome separate and distinct from the more common nerve compression syndrome of the spinal nerves as they exit the vertebral column through the bony neural foramen.

Most recently a combined study of 1,200 neck pain patients published in “Brain Injury” (July 2010: 24(7-8): 988-944) by 8 university medical centers reported that cerebellar tonsil ectopia (CTE) 1mm or greater was found and visualized 2.5 times (250%) more frequently when patients who had sustained MVA whiplash injuries were scanned upright rather than lying down (recumbent).

The FONAR UPRIGHT® MRI can also be useful for MRI directed emergency neuro-surgical procedures as the surgeon would have unhindered access to the patient’s head when the patient is supine with no restrictions in the vertical direction. This easy-entry, mid-field-strength scanner could prove ideal for trauma centers where a quick MRI-screening within the first critical hour of treatment will greatly improve patients’ chances for survival and optimize the extent of recovery.

The Fonar 360™ is an enlarged room sized magnet in which the floor, ceiling and walls of the scan room are part of the magnet frame. This is made possible by Fonar’s patented Iron-Frame™ technology which allows the Company’s engineers to control, contour and direct the magnet’s lines of flux in the patient gap where wanted and almost none outside of the steel of the magnet where not wanted. Consequently, this scanner allows surgeons and other interventional physicians to walk inside the magnet and achieve 360 degree access to the patient to perform interventional procedures.

The Fonar 360™ is presently marketed as a diagnostic scanner and is sometimes referred to as the Open Sky™ MRI. In its Open Sky™ version, the Fonar 360™ serves as an open patient friendly scanner which allows 360 degree surgical access to the patient on the scanner bed. To optimize the patient-friendly character of the Open Sky™ MRI, the walls, floor, ceiling and magnet poles are decorated with landscape murals. The patient gap is twenty inches and the magnetic field strength, like that of the FONAR UPRIGHT®, is 0.6 Tesla.

In the future, we expect the Fonar 360™ to function as an interventional MRI. The enlarged room sized magnet and 360º access to the patient afforded by the Fonar 360™ permits surgeons to walk into the magnet and perform surgical interventions on the patient under direct MR image guidance. Most importantly .

FONAR CORPORATION AND SUBSIDIARIES

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

The first Fonar 360™ MRI scanner, installed at the Oxford-Nuffield Orthopedic Center in Oxford, United Kingdom, is now carrying a full diagnostic imaging caseload. In addition, however, development of the works in progress Fonar 360™ MRI image guided interventional technology is actively progressing. Fonar software engineers have completed and installed their 2nd generation tracking software at Oxford-Nuffield which is designed to enable the surgeons to insert needles into the patient and accurately advance them, under direct visual image guidance, to the target tissue, such as a tumor, so that therapeutic agents can be injected.

The Company expects marked demand for its most commanding MRI products, the FONAR UPRIGHT® MRI and the Fonar 360™ because of their exceptional features in patient diagnosis and treatment. These scanners additionally provide improved image quality and higher imaging speed because of their higher field strength of .6 Tesla. The geometry of the FONAR UPRIGHT® MRI magnet and its transverse magnetic field enables the use of two detector rf coils operating in quadrature which increases the FONAR UPRIGHT® MRI signal to noise ratio by 40%, providing a signal to noise ratio equal to a .84T recumbent only MRI scanner.

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

Total liabilities remained constant at 25.7 million at September 30, 2011 and at June 30, 2011. We experienced an increase in other current liabilities from $8.2 million at June 30, 2011 to $9.2 million at September 30, 2011 along with an increase in billings in excess of costs and estimated earnings on .

FONAR CORPORATION AND SUBSIDIARIES

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

As of September 30, 2011, the total of $9.3 million in other current liabilities included accrued salaries and payroll taxes of $643,000, sales taxes of $2.7 million, sales tax interest and penalties of $2.0 million and balances due on our purchases of pre-owned Upright MRI scanners for refurbishing and resale.

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

The Company continues to focus its efforts on increased marketing campaigns to strengthen the demand for its products and services. Management is seeking to promote wider market recognition of Fonar’s scanner products, and increase demand for Upright® scanning at the facilities HMCA-IMPERIAL manages. Given the liquidity and credit constraints in the markets, the sale of medical equipment has and may continue to suffer. There can be no assurance that the Company would be able to secure additional funds in the event such funds were needed on terms and conditions acceptable to the Company. In such case, further reduction in operating expenses might need to be implemented in order for the Company to generate positive cash flow to sustain the operations of the Company.

Management anticipates that Fonar’s capital resources will improve if (1) Fonar’s MRI scanner products gain wider market recognition and acceptance resulting in increased product sales, (2) service and maintenance revenues increase as the warranties on scanners expire and (3) HMCA revenues continue to increase through the Company’s vigorous marketing efforts and the installation of more HMCA managed Upright® MRI scanners. If we are not successful with our marketing efforts and are unable to raise debt or equity capital, we will experience a shortfall in cash, and it will be necessary to further reduce operating expenses to attempt to avoid the need to curtail our operations. Current economic, credit and political conditions have contributed to a slowing business environment for our company. The precise impact of these conditions can not be fully predicted. There can be no assurance that we would be able to secure additional funds if needed.

FONAR CORPORATION AND SUBSIDIARIES

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13(a)-15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow for timely decisions regarding required disclosure. Disclosure controls and procedures include many aspects of internal control over financial reporting.

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

FONAR CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2011. In the Golden Triangle Company v. Fonar Corporation et al case (U.S. District Court for the Eastern District of New York CV10-2932), the Company made a motion to dismiss the plaintiff’s amended complaint, which was granted, leaving only the cause of action for breach of contract. The claims against the individual officers and employees were also dismissed. Fonar filed its answer to the complaint, together with a counterclaim alleging the plaintiff, by attempting to overcharge the end customer, has damaged Fonar’s reputation and ability to sell in Kuwait. In the Matt Malek Madison v. Fonar case (U.S. District Court, Northern District of California), Fonar is appealing the judgment.

Item 1A – Risk Factors: Not required. We are a smaller reporting company.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - (Removed and Reserved)

Item 5 - Other Information: None

Item 6 – Exhibits and Reports on Form 8-K:

Exhibits 31.1 and 32.1

Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FONAR CORPORATION

(Registrant)

By: /s/ Raymond V. Damadian

Raymond V. Damadian

President & Chairman

Dated: December 14, 2011