Form 10-Q
period 2011-12-31
FONAR CORP
filed 2012-02-14
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at January 31, 2012
Common Stock, par value $.0001	5,835,428
Class B Common Stock, par value $.0001	158
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,451

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(000's OMITTED)

ASSETS

	December 31,	June 30,
	2011	2011
Current Assets:	(UNAUDITED)
Cash and cash equivalents	$9,911	$9,251

Marketable securities	30	33

Accounts receivable – net	4,823	5,264

Accounts receivable - related party	60	—

Management and other fees receivable - net	3,635	3,309

Management and other fees receivable – related medical practices – net	1,307	1,669

Costs and estimated earnings in excess of billings on uncompleted contracts	1,152	169

Inventories	3,806	2,400

Current portion of notes receivable - net	115	114

Prepaid expenses and other current assets	270	352

Total Current Assets	25,109	22,561

Property and equipment – net	3,374	3,769

Notes receivable	315	359

Other intangible assets – net	4,120	4,318

Other assets	535	574

Total Assets	$33,453	$31,581

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(000's OMITTED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,	June 30,
	2011	2011
	(UNAUDITED)
Current Liabilities:
Current portion of long-term debt and capital Leases	$1,636	$2,026
Accounts payable	1,959	2,187
Other current liabilities	8,956	8,236
Unearned revenue on service contracts	5,275	5,762
Unearned revenue on service contracts - related Parties	55	—
Customer advances	3,303	4,846
Billings in excess of costs and estimated earnings on uncompleted contracts	736	4
Income tax payable	—	75
Total Current Liabilities	21,920	23,136
Long-Term Liabilities:
Accounts payable	141	102
Due to related medical practices	229	228
Long-term debt and capital leases, less current Portion	1,490	1,746
Other liabilities	494	502
Total Long-Term Liabilities	2,354	2,578
Total Liabilities	24,274	25,714

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(000's OMITTED)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	December 31,	June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY	2011	2011
(continued)	(UNAUDITED)
STOCKHOLDERS' EQUITY:
Class A non-voting preferred stock $.0001 par value; 453,000 shares authorized at December 31, 2011 and June 30, 2011, 313,451 issued and outstanding at December 31, 2011 and June 30, 2011	—	—
Preferred stock $.001 par value; 567,000 shares authorized at December 31, 2011 and June 30, 2011, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500,000 shares authorized at December 31, 2011 and June 30, 2011, 5,774,371 and 5,636,571 issued at December 31, 2011 and June 30, 2011, respectively; 5,762,728 and 5,624,928 outstanding at December 31, 2011 and June 30, 2011, respectively	1	1
Class B Common Stock (10 votes per share) $ .0001 par value; 227,000 shares authorized at December 31, 2011 and June 30, 2011, 158 issued and outstanding at December 31, 2011 and June 30, 2011	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567,000 shares authorized at December 31, 2011 and June 30, 2011, 382,513 issued and outstanding at December 31, 2011 and June 30, 2011	—	—
Paid-in capital in excess of par value	173,729	173,476
Accumulated other comprehensive loss	(20)	(16)
Accumulated deficit	(171,061)	(174,110)
Notes receivable from employee stockholders	(74)	(115)
Treasury stock, at cost - 11,643 shares of common stock at December 31, 2011 and June 30, 2011	(675)	(675)
Non controlling interests	7,279	7,306
Total Stockholders' Equity	9,179	5,867
Total Liabilities and Stockholders' Equity	$33,453	$31,581

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(000's OMITTED, except per share data)

	FOR THE THREE MONTHS ENDED
	DECEMBER 31,
REVENUES	2011	2010
Product sales – net	$1,615	$1,789
Service and repair fees – net	2,807	2,653
Service and repair fees – related parties - net	27	55
Management and other fees – net	3,308	2,380
Management and other fees – related medical practices – net	1,571	1,142
Total Revenues – Net	9,328	8,019

COSTS AND EXPENSES
Costs related to product sales	1,171	1,368
Costs related to service and repair fees	868	700
Costs related to service and repair fees – related parties	9	15
Costs related to management and other fees	1,887	1,707
Costs related to management and other fees – related medical practices	901	633
Research and development	293	153
Selling, general and administrative	1,995	1,745
Provision for bad debts	310	255
Total Costs and Expenses	7,434	6,576

Income From Operations	1,894	1,443

Interest Expense	(124)	(137)
Investment Income	64	58
Other Expense	(1)	(1)
Provision for Income Taxes	(21)	—

Net Income	1,812	1,363
Net Income - Non Controlling Interests	276	—
Net Income - Controlling Interests	$1,536	$1,363
Net Income Available to Common Stockholders	$1,432	$1,262
Net Income Available to Class A Non-Voting Preferred Stockholders	$78	$75
Net Income Available to Class C Common Stockholders	$26	$26
Basic Net Income Per Common Share	$0.25	$0.25
Diluted Net Income Per Common Share	$0.24	$0.24
Basic and Diluted Income Per Share-Common C	$0.07	$0.07
Weighted Average Basis Shares Outstanding	5,728,528	5,149,499
Weighted Average Diluted Shares Outstanding	5,856,032	5,277,003

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(000's OMITTED, except per share data)

	FOR THE SIX MONTHS ENDED
	DECEMBER 31,
	2011	2010
REVENUES
Product sales – net	$3,391	$4,448
Service and repair fees – net	5,712	5,342
Service and repair fees – related parties - net	55	110
Management and other fees – net	6,637	4,469
Management and other fees – related medical practices – net	3,141	2,335
Total Revenues – Net	18,936	16,704

COSTS AND EXPENSES
Costs related to product sales	2,646	3,873
Costs related to service and repair fees	1,682	1,366
Costs related to service and repair fees – related parties	16	28
Costs related to management and other fees	4,072	3,021
Costs related to management and other fees – related medical practices	1,720	1,372
Research and development	622	607
Selling, general and administrative	4,037	4,128
Provision for bad debts	485	431
Total Costs and Expenses	15,280	14,826

Income From Operations	3,656	1,878

Interest Expense	(231)	(231)
Interest Expense – Related Party	—	(4)
Investment Income	126	96
Interest Income - Related Party	—	1
Other Income	55	8
Provision for Income Taxes	(21)	—
Net Income	3,585	1,748
Net Income - Non Controlling Interests	535	—
Net Income - Controlling Interests	$3,050	$1,748
Net Income Available to Common Stockholders	$2,842	$1,618
Net Income Available to Class A Non-voting Preferred Stockholders	$155	$97
Net Income Available to Class C Common Stockholders	$53	$33
Basic Net Income Per Common Share	$0.50	$0.32
Diluted Net Income Per Common Share	$0.49	$0.31
Basic and Diluted Income Per Share-Common C	$0.14	$0.09
Weighted Average Basic Shares Outstanding	5,698,645	5,080,872
Weighted Average Diluted Shares Outstanding	5,826,149	5,208,376

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(000'S OMITTED)

	FOR THE THREE MONTHS ENDED
	DECEMBER 31,
	2011	2010
Net income	$1,812	$1,363
Other comprehensive income, net of tax: Unrealized gains on marketable securities, net of tax	1	1
Total comprehensive income	$1,813	$1,364
Comprehensive income-non controlling interests	276	—
Comprehensive income-controlling interests	$1,537	$1,364

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(000'S OMITTED)

	FOR THE SIX MONTHS ENDED
	DECEMBER 31,
	2011	2010
Net income	$3,585	$1,748
Other comprehensive income, net of tax: Unrealized gains on marketable securities, net of tax	(4)	5
Total comprehensive income	$3,581	$1,753
Comprehensive income-non controlling interests	535	—
Comprehensive income-controlling interests	$3,046	$1,753

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$3,585	$1,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,049	872
Provision for bad debts	485	431
Stock issued for costs and expenses	220	247
Compensatory element of stock issuances	34	118
(Increase) decrease in operating assets, net:
Accounts, management fee and medical receivable(s)	(68)	(469)
Notes receivable	42	(291)
Costs and estimated earnings in excess of billings on uncompleted contracts	(983)	5
Inventories	(1,406)	70
Prepaid expenses and other current assets	82	259
Other assets	38	(119)
Advances and notes to related medical practices	—	83
Increase (decrease) in operating liabilities, net:
Accounts payable	(189)	(694)
Other current liabilities	(312)	1,328
Customer advances	(943)	(364)
Billings in excess of costs and estimated earnings on uncompleted contracts	732	(1,611)
Other liabilities	(8)	19
Due to related medical practices	1	(296)
Income tax payable	(75)	—
Net cash provided by operating activities	2,284	1,336

Cash Flows from Investing Activities:
Sales of marketable securities	(1)	(1)
Purchases of property and equipment	(380)	—
Costs of capitalized software development	—	(66)
Cost of patents	(75)	(82)
Net cash used in investing activities	(456)	(149)

Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(646)	(597)
Distributions to non controlling interests	(563)	—
Repayment of notes receivable from employee Stockholders	41	72
Net cash used in financing activities	(1,168)	(525)
Net Increase in Cash and Cash Equivalents	660	662
Cash and Cash Equivalents – Beginning of Period	9,251	1,299
Cash and Cash Equivalents - End of Period	$9,911	$1,961

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2011, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 30, 2011 for the fiscal year ended June 30, 2011.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and assume that the Company will continue as a going concern.

Although the Company has experienced seven consecutive fiscal quarters of profitability, we previously had a history of operating losses and negative cash flows from operating activities. We had a stockholders’ deficiency as recently as the fourth fiscal quarter of fiscal 2011, until we completed a private placement of $6 million on May 2, 2011. In the event that we are unable to sustain our current profitability or are otherwise unable to secure external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operational plans, our existing and anticipated working capital needs, the acceleration or modification of our business plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern.

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

DECEMBER 31, 2011

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic earnings per share (“EPS”) is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the three and six months ended December 31, 2011 and December 31, 2010.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and six months ended December 31, 2011 and December 31, 2010, the number of common shares potentially issuable upon the exercise of certain options of 16,205 and 68,000; respectively, have not been included in the computation of diluted EPS since the effect would be antidilutive.

	Three months ended December 31, 2011			Three months ended December 31, 2010
	(000's omitted, except per share data)
Basic	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator:
Net income Available to common stockholders	$1,536	$1,432	$26	$1,363	$1,262	$26
Denominator:
Weighted average shares outstanding	5,729	5,729	383	5,149	5,149	383
Basic income per common share	$0.27	$0.25	$0.07	$0.26	$0.25	$0.07

Diluted
Denominator:
Weighted average shares outstanding		5,729	383		5,149	383
Stock options		—	—		—	—
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		5,857	383		5,277	383
Diluted income per common share		$0.24	$0.07		$0.24	$0.07

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

	Six months ended December 31, 2011			Six months ended December 31, 2010
	(000's omitted, except per share data)
Basic	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$3,050	$2,842	$53	$1,748	$1,618	$33
Denominator:
Weighted average shares outstanding	5,699	5,699	383	5,081	5,081	383
Basic income per common share	$0.54	$0.50	$0.14	$0.34	$0.32	$0.09

Diluted
Denominator:
Weighted average shares outstanding		5,699	383		5,081	383
Stock options		—	—		—	—
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		5,857	383		5,209	383
Diluted income per common share		$0.49	$0.14		$0.31	$0.09

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other (Topic 350):Testing Goodwill for Impairment, to simplify how entities test goodwill for impairment. ASU 2011-08 allows entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a two-step goodwill impairment test as described in Topic 350 must be performed. The guidance provided by this update becomes effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements Continued

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of Accumulated Other Comprehensive Income in both net income and Other Comprehensive Income on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The guidance provided by this update becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated position and results of operations.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of June 30, 2011 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2011 or 2010, and it does not believe that any of those pronouncements will have a significant impact on our condensed consolidated financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifcations did not have any effect on reported consolidated net income for any periods presented.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

NOTE 3 – ACCOUNTS, MANAGEMENT & OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at December 31, 2011:

(000’s Omitted)

	Gross Receivable	Allowance for doubtful accounts	Net
Receivables from equipment sales and service contracts	$6,610	$1,787	$4,823
Receivables from equipment sales and service contracts – related party	$60	—	$60
Management and other fees Receivables	$10,593	$6,958	$3,635
Management and other fees Receivables from related medical Practices ("PC’s")	$1,710	$403	$1,307

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 58% and 32% of the PC's net revenues for the six months ended December 31, 2011 and 2010, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

NOTE 3 – ACCOUNTS, MANAGEMENT & OTHER FEES RECEIVABLE (Continued)

Net revenues from management and other fees charged to the related PCs accounted for approximately 16.6% and 14.0% of the consolidated net revenues for the six months ended December 31, 2011 and 2010, respectively.

Tallahassee Magnetic Resonance Imaging, PA, Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, PA (all related medical practices) entered in a guaranty for all management fees which were indebted to the Company. Each entity will jointly and severally guarantee to the Company all payments due to the Company which have arisen under each individual management agreement.

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

(000's omitted)

	December 31, 2011	June 30, 2011
Purchased parts, components and supplies	$2,898	$1,818
Work-in-process	908	582
	$3,806	$2,400

NOTE 5 - COSTS & ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

1) Information relating to uncompleted contracts as of December 31, 2011 is as follows:

(000's omitted)

Costs incurred on uncompleted contracts	$3,107
Estimated earnings	1,592
4,699
Less: Billings to date	4,283
$416

Included in the accompanying condensed consolidated balance sheet at December 31, 2011 under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,152

Less: Billings in excess of costs and estimated earnings on uncompleted contracts	736
$416

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

NOTE 5 - COSTS & ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS (Continued)

2) Customer advances consist of the following as of December 31, 2011:

	Total	Related Party	Other
Total Advances	$7,586	$—	$7,586
Less: Advances
on contracts under construction	4,283	—	4,283
	$3,303	$—	$3,303

NOTE 6 – STOCKHOLDERS EQUITY

Common Stock

During the six months ended December 31, 2011:

a) The Company issued 20,000 shares of common stock to employees and consultants as compensation valued at $33,800 under a stock bonus plan.

b) The Company issued 117,800 shares of common stock for costs and expenses of $219,882.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

(000’s omitted)

December 31,		June 30,
	2011	2011
Accrued salaries, commissions and payroll taxes	$567	$839
Accrued interest	176	157
Litigation accruals	493	193
Sales tax payable	2,748	2,732
Legal and other professional fees	623	694
Accounting fees	251	435
Insurance premiums	92	22
Interest and penalty - sales tax	2,017	1,923
Penalty - 401k plan (see Note 10)	250	250
Purchase scanners	1,148	105
Rent	283	461
Other	308	425
	$8,956	$8,236

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

(000's omitted)

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the three months ended December 31, 2011
Net revenues from external customers	$4,449	$4,879	$9,328
Inter-segment net revenues	$203	$—	$203
Income from operations	$791	$1,103	$1,894
Depreciation and amortization	$170	$354	$524
Capital expenditures	$36	$264	$300

For the three months ended December 31, 2010
Net revenues from external customers	$4,496	$3,523	$8,019
Inter-segment net revenues	$225	$—	$225
Income from operations	$943	$500	$1,443
Depreciation and amortization	$218	$375	$593
Capital expenditures	$97	$—	$97

For the six months ended December 31, 2011
Net revenues from external customers	$9,158	$9,778	$18,936
Inter-segment net revenues	$405	$—	$405
Income from operations	$1,542	$2,114	$3,656
Depreciation and amortization	$345	$704	$1,049
Capital expenditures	$75	$380	$455

For the six months ended December 31, 2010
Net revenues from external customers	$9,900	$6,804	$16,704
Inter-segment net revenues	$457	$—	$457
Income from operations	$960	$918	$1,878
Depreciation and amortization	$412	$460	$872
Capital expenditures	$148	$—	$148

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended December 31, 2011 and December 31, 2010, the Company paid $76,000 and $146,000 for interest, respectively.

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

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2011. In the Golden Triangle Company v. Fonar Corporation et al case (U.S. District Court for the Eastern District of New York CV10-2932), the Company made a motion to dismiss the plaintiff’s amended complaint, which was granted, leaving only the cause of action for breach of contract. The claims against the individual officers and employees were also dismissed. The Company filed its answer to the complaint, together with a counterclaim alleging the plaintiff, by attempting to overcharge the end customer, has damaged the Company’s reputation and ability to sell in Kuwait. The plaintiff, in turn has answered our counterclaim. In the Matt Malek Madison v. Fonar case (U.S. District Court, Northern District of California), Fonar appealed the judgment against it, but the U.S. Court of Appeals for 9th Circuit affirmed the judgment of the District Court on January 31, 2012, awarding the plaintiff the $300,000 deposit with prejudgment interest from July 1, 2006. The $300,000 plus interest of $72,000 has been accrued as of December 31, 2011. Notwithstanding the foregoing, we are planning to ask the Court of Appeals to reconsider its decision in an en banc (larger panel of judges) proceeding.

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of December 31, 2011, the Company has recorded tax obligations of approximately $2,426,000 plus interest and penalties of approximately $2,017,000. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company has determined they may not be in compliance with the Department of Labor and Internal Revenue Service regulations concerning the requirements to file Form 5500 to report activity of its 401(k) Employee Benefit Plan. The filings do not require the Company to pay tax, however they may be subject to penalty for non-compliance. The Company has recorded provisions for any potential penalties totaling $250,000. The amount was the Company’s best estimate of potential penalties. Management is unable to determine the outcome of this uncertainty. The Company has engaged outside counsel to handle such matters to determine the necessary requirements to ensure compliance. On August 31, 2011, the Company submitted with the Internal Revenue Service a request for a compliance statement and a determination letter for our 401K plan. On December 9, 2011, the Internal Revenue Service issued a favorable determination letter on our 401K plan. The Company is still working with outside counsel to complete and file forms with the US Department of Labor.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

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

The adoption of the provisions of ASC topic 740 did not have a material impact on the Company’s consolidated financial position and results of operations. Upon the adoption and as of December 31, 2011, no liability for unrecognized tax benefits was required to be recorded. The Company does not expect its unrecognized tax benefit position to change during the next 12 months.

The Company recognized a deferred tax asset, net of valuation allowance of $605,460 and a deferred tax liability of $605,460 as of December 31, 2011, primarily relating to net operating loss carryforwards of approximately $164,939,000 available to offset future taxable income through 2029. The net operating losses begin to expire in 2012 for federal and state income tax purposes.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(UNAUDITED)

NOTE 12 – SUBSEQUENT EVENTS

During the period from January 1, 2012 through January 31, 2012, the Company issued 72,700 shares of common stock for costs and expenses of $129,181 under the 2010 Stock Bonus Plan.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the six month period ended December 31, 2011, we reported a net income of $3.6 million on revenues of $18.9 million as compared to net income of $1.7 million on revenues of $16.7 million for the six month period ended December 31, 2010. We recognized an operating income of $3.7 million for the six month period ended December 31, 2011 compared to an operating income of $1.9 million for the six month period ended December 31, 2010. The principal reason for our increased net income in the first six months of fiscal 2012 as compared to our net income for the first six months of fiscal 2011, was a significant increase in revenues for management fees coupled with a smaller increase in costs and expenses.

For the three month period ended December 31, 2011, we reported net income of $1.8 million on revenues of $9.3 million as compared to net income of $1.4 million on revenues of $8.0 million for the three month period ended December 31, 2010.

Overall, our revenues increased 13.4% from $16.7 million for the first six months of fiscal 2011 to $18.9 million for the first six months of fiscal 2012. Although revenues from service and repair fees increased 5.8% from $5.5 million the first six months of fiscal 2011 to $5.8 million the first six months of fiscal 2012, and product sales decreased 23.8%, from $4.4 million for the first six months of 2010 to $3.4 million for the first six months of fiscal 2012, management fees increased by 43.7% from $6.8 million for the first six months of fiscal 2011 to $9.8 million for the first six months of fiscal 2012.

Due to the increase in our revenues along with a smaller increase in our costs and expenses, we recognized an operating income for the six months ended December 31, 2011 of $3.7 million as compared to an operating income of $1.9 for the six months ended December 31, 2010. The increase in the operating income was principally due to the smaller increase in costs and expenses of 3.1% from $14.8 million in the first six months of fiscal 2011 to $15.3 million in the first six months of fiscal 2012, revenues increased 13.4%, from $16.7 million in the first six months of fiscal 2011 to $18.9 million in the first six months of fiscal 2012.

During Fiscal 2012, we continued to recognize benefits from the cost cutting measures we adopted in January, 2010, when we made reductions in the size of our workforce and significant reductions in compensation paid to our continuing employees. These measures supplemented our previous reductions in the size of our workforce, compensation and benefits, as well as across the board reduction of expenses. These cost reductions are intended to enable us to withstand periods of lower volumes of MRI scanner sales, by keeping expenditures at levels which, if necessary, can be supported by service revenues and diagnostic facility management revenues.

FONAR CORPORATION AND SUBSIDIARIES

These controls, combined with our intensive efforts to increase our management fees and the addition of a new billing and collection contract in particular in fiscal 2011, are responsible for our profitability during the six months ended December 31, 2011.

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

Results of Operations

We operate in two industry segments: the manufacture and servicing of medical (MRI) equipment, our traditional business which is conducted directly by Fonar, and diagnostic facilities management services, which is conducted through Fonar’s wholly-owned subsidiary, Health Management Corporation of America, which we also refer to as HMCA.

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

Trends in the first half of fiscal 2012 include an increase in management and other fee revenues, which more than offset the decline in product sales revenues. Also costs related to product sales decreased 31.7% from $3.9 million for the first six months of fiscal 2011 to $2.6 million for the first six months of fiscal 2012 which corresponds to the decrease in product sales. We will continue to focus on our marketing efforts to improve sales performance and increase patient volume at the MRI facilities managed by HMCA-IMPERIAL in fiscal 2012. In addition, we will monitor our cost control program and will continue to reduce costs as necessary.

FONAR CORPORATION AND SUBSIDIARIES

For the three month period ended December 31, 2011, as compared to the three month period ended December 31, 2010 overall revenues from MRI product sales decreased 9.7% ($1.6 million compared to $1.8 million), and for the six month period ended December 31, 2011, as compared to the six month period ended December 31, 2010 overall revenues from MRI product sales decreased 23.8% ($3.4 million compared to $4.4 million). Continuing tight credit and world-wide economic uncertainty have depressed the market for our MRI products, which in the overwhelming majority of cases are purchased on credit.

Service revenues for the three month period ended December 31, 2011 as compared to the three month period ended December 31, 2010 increased 4.7% ($2.8 million compared to $2.7 million). Unrelated party service and repair fees increased 5.8% ($2.8 million compared to $2.7 million) and related party service and repair fees decreased from $55,000 for the three month period ended December 31, 2010 as compared to $27,000 for the three month period ended December 31, 2011. We anticipate that there will be increases in service revenues as warranties on installed scanners expire over time.

Service revenues for the six month period ended December 31, 2011 as compared to the six month period ended December 31, 2011 increased 5.8% ($5.8 million compared to $5.5 million). Unrelated party service and repair fees increased 6.9% ($5.7 million compared to $5.3 million) and related party service and repair fees decreased from $110,000 for the six months ended December 31, 2010 as compared to $55,000 for the six months ended December 31, 2011.

There were approximately $1.2 million in foreign revenues for the first six months of fiscal 2012 as compared to approximately $1.6 million in foreign revenues for the first six months of fiscal 2011, representing a decrease in foreign revenues of 24%. We do not regard this as a material trend, but as part of a normal variation resulting from low volumes of foreign sales.

Overall, for the first six months of fiscal 2012, revenues for the medical equipment segment decreased by 7.5% to $9.2 million from $9.9 million for the first six months of fiscal 2011. The revenues generated by HMCA-IMPERIAL increased by 43.7%, to $9.8 million for the first six months of fiscal 2012 as compared to $6.8 million for the first six months of fiscal 2011. This trend reflects an increase in the percentage of our revenues derived from our diagnostic facilities management segment relative to our medical equipment segment (51.6% for the first six months of fiscal 2012 relative to 40.7% for the first six months of fiscal 2011). The increase in HMCA-IMPERIAL revenues was the result of increased marketing efforts for the scanning centers.

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

Costs related to product sales decreased by 14.4% from $1.4 million in the second quarter of fiscal 2011 to $1.2 million in the second quarter of 2012, resulting from a decrease in the manufacturing activity. Costs related to product sales also decreased by 31.7% from $3.9 million in the first six months of fiscal 2011 to $2.6 million in the first six months of fiscal 2012.

FONAR CORPORATION AND SUBSIDIARIES

Costs related to providing service for the second quarter increased by 22.7% from $715,000 in the second quarter of fiscal 2011 to $877,000 in fiscal 2012, notwithstanding an increase in service revenues of 4.6%, from $2.7 million in the second quarter of fiscal 2011 to $2.8 million in the second quarter of fiscal 2012. Certain of the costs of providing service (employee salaries and overhead, for example) are not directly tied to revenue. Notwithstanding the foregoing, we believe that an important factor in controlling our service costs is our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York, on a daily basis and to detect and repair any irregularities before more serious problems result.

Costs related to providing service for the first six months increased by 21.8% from $1.4 million in the six months of fiscal 2011 to $1.7 million in fiscal 2012, notwithstanding that service revenues increased 5.8% from $5.5 million in the first six months of fiscal 2011 to $5.8 million in the first six months of fiscal 2012.

Overall, the operating results for our medical equipment segment declined to an operating income of $791,000 for the second quarter of fiscal 2012 as compared to an operating income of $943,000 for the second quarter of 2011, but improved to an operating income of $1.5 million for the first six months of fiscal 2012 as compared to an operating income of $960,000 for the first six months of fiscal 2011.

HMCA-IMPERIAL revenues increased in the second quarter of fiscal 2012 by 38.5% to $4.9 million from $3.5 million for the second quarter of fiscal 2011, primarily due to increased revenues from our New York locations. Part of this increase in revenues was due to HMCA’s acquisition of Fair Haven Services, Inc. (“Fairhaven”) from Dr. Raymond V. Damadian, the President, Chairman of the Board and principal stockholder of the Company for $10 effective as of October 1, 2010. Fairhaven is the Company which leases the MRI scanners to the New York sites managed by HMCA-IMPERIAL. Also contributing to the increase in revenue is the increase in management and other fees which was due to renegotiating our annual management contracts with the professional corporations we manage, along with the acquisition of a new billing and collection contract with Health Diagnostics LLC.

HMCA-IMPERIAL revenues for the first six months of fiscal 2012 increased by 43.7% from $6.8 million in the first six months of fiscal 2011 to $9.8 million in the first six months of fiscal 2012. We now manage ten sites all of which are equipped with FONAR UPRIGHT® MRI scanners. HMCA-IMPERIAL experienced an operating income of $2.1 million for the first six months of fiscal 2012 compared to operating income of $918,000 for the first six months of fiscal 2011. The greater operating income was due primarily to an increase in management and other fees and the acquisition of a new billing and collection contract.

HMCA-IMPERIAL cost of revenues for the first six months of fiscal 2011 as compared to the first six months of fiscal 2012 increased by 31.8% from $4.4 million to $5.8 million. The increase in HMCA’s cost of revenues was primarily the result of the increased expenditures we have been making to improve HMCA revenues by our marketing efforts, which focus on the unique capability of our Upright® MRI Scanners to scan patients in different positions.

FONAR CORPORATION AND SUBSIDIARIES

The increase in our consolidated net revenues of 16.3% from $8.0 million in the second quarter of fiscal 2011 to $9.3 million in the second quarter of fiscal 2012 was coupled with an increase of 13.0% in total costs and expenses from $6.6 million in the second quarter of fiscal 2011 compared to $7.4 million in the second quarter of fiscal 2012. As a result, our income from operations of $1.4 million in the second quarter of fiscal 2011 increased to $1.9 million in the second quarter of fiscal 2012.

For the first six months of fiscal 2012 our consolidated revenues increased by 13.4% to $18.9 million from $16.7 million for the first six months of fiscal 2011 while the total costs and expenses increased by 3.1% to $15.3 million for the first six months of fiscal 2012 from $14.8 million for the first six months of fiscal 2011. Our operating income of $1.9 million in the first six months of fiscal 2011 increased to $3.7 million in the first six months of fiscal 2012.

Selling, general and administrative expenses decreased by 2.2% to $4.0 million in the first six months of fiscal 2012 from $4.1 million in the first six months of fiscal 2011. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, was $33,800 for the first six months of fiscal 2012 as compared to $12,000 for the first six months of fiscal 2011.

Research and development expenses increased by 2.5% to $622,000 for the first six months of fiscal 2012 as compared to $607,000 for the first six months of fiscal 2011.

Interest expense in the first six months of fiscal 2012 and 2011 remained constant at $231,000.

Inventories increased by 58.6% to $3.8 million at December 31, 2011 as compared to $2.4 million at June 30, 2011 representing the purchase of raw materials and components in our inventory to fill orders.

Management fee and medical receivables decreased by .7% to $4.9 million at December 31, 2011 from $5.0 million at June 30, 2011, primarily due to renegotiated management fee contracts with an unrelated party and increased collections of outstanding receivables.

The overall trends reflected in the results of operations for the first six months of fiscal 2012 are an increase in revenues from management and other fees, as compared to the first six months of fiscal 2011 ($9.8 million for the first six months of fiscal 2012 as compared to $6.8 million for the first six months of fiscal 2011), and an decrease in MRI equipment segment revenues both absolutely ($9.2 million as compared to $9.9 million) and as compared to HMCA-IMPERIAL. Revenues were $9.2 million or 48.3% from the MRI equipment segment as compared to $9.8 million or 51.7% from HMCA-IMPERIAL, for the first six months of fiscal 2012, as compared to $9.9 million or 59.3% from the MRI equipment segment and $6.8 million or 40.7%, from HMCA-IMPERIAL, for the first six months of fiscal 2011. Unrelated party sales constituted 100% of our medical equipment product sales for both the first six months of fiscal 2012 and of fiscal 2011.

FONAR CORPORATION AND SUBSIDIARIES

On March 23, 2010, President Obama signed into law healthcare reform legislation in the form of the Patient Protection and Affordable Care Act (PPACA). The implementation of this law could have a profound impact on the healthcare industry. Most of the provisions of PPACA will be phased in over the next four years. In 2011, however, the House of Representatives voted to repeal PPACA; the Senate, however, narrowly defeated the bill to repeal the Act. Over half the States have brought or joined lawsuits challenging the Act as unconstitutional. The Supreme Court is scheduled to decide the issue during its current term (within the year). To date, the PPACA has not had any material effect on our business, and it is not possible in the current legal and political environment to determine the impact of any healthcare reform which ultimately may be implemented.

We are committed to improving the operating results we experienced in the first six months in fiscal 2012. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, including the availability of credit, payor reimbursement rates and policies, and unexpected expenditures or the timing of such expenditures, make it impossible to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Company’s operating results.

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

FONAR CORPORATION AND SUBSIDIARIES

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

The UCLA study by MRI of 1,302 back pain patients when they were UPRIGHT® and examined in a full range of flexion and extension positions made possible by FONAR’s new UPRIGHT® technology established that significant “misses” of pathology were occurring with static single position MRI imaging. At L4-5, the vertebral level responsible for 49.8% of lumbar disc herniations, 35.1% of the spondylolistheses (vertebral instabilities) visualized by Dynamic™ Multi-Position™ MRI were being missed by static single position MRI (510 patients). Since this vertebral segment is responsible for the majority of all disc herniations, the finding may reveal a significant cause of failed back surgeries. The UCLA study further showed the “miss-rate” of vertebral instabilities by static only MRI was even higher, 38.7%, at the L3-4 vertebral segment. Additionally the UCLA study showed that MRI examinations of the cervical spine that did not perform extension images of the neck “missed” disc bulges 23.75% of the time (163 patients).

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities increased by 7.1% from $9.3 million at June 30, 2011 to $9.9 million at December 31, 2011. Marketable securities approximated $30,000 as of December 31, 2011, as compared to $33,000 at June 30, 2011.

Cash provided by operating activities for the first six months of fiscal 2012 was $2.3 million. Cash provided by operating activities was attributable to net income of $3.6 million, an increase in billing in excess of costs and estimated earnings on uncompleted contracts of $732,000 offset by a decrease of customer advances of $1.5 million, an increase in inventories of $1.4 million, a decrease in costs and estimated earnings on uncompleted contracts of $983,000 along with a decrease in accounts payable of $189,000.

Cash used in investing activities for the first six months of fiscal 2012 was $456,000. The principal uses of cash used in investing activities during the first six months of fiscal 2012 consisted mainly of capitalized software and patent costs of $75,000, and the purchase of property and equipment of $380,000.

Cash used in financing activities for the first six months of fiscal 2012 was $1.2 million. The uses of cash in financing activities during the first six months of fiscal 2012 were the repayment of principal on long-term debt and capital lease obligations, offset by repayment of notes receivable from employee stockholders of $41,000.

Total liabilities decreased by 5.6% to $24.3 million at December 31, 2011 from $25.7 million at June 30, 2011. We experienced an increase in other current liabilities from $8.2 million at June 30, 2011 to $8.7 million at December 31, 2011 offset by a decrease in long-term debt and capital leases from $1.7 million at June 30, 2011 to $1.5 million at December 31, 2012, a decrease in accounts payable from $2.2 million at June 30, 2011 to $2.0 million at December 31, 2012, and a decrease in customer advances from $4.8 million at June 30, 2011 to $3.6 million at December 31, 2011. Unearned revenue on service contracts decreased to $5.3 million at December 31, 2011 as compared to $5.8 million at June 30, 2011.

As of December 31, 2011, the total of $8.7 million in other current liabilities included accrued salaries and payroll taxes of $567,000, accrued interest of $2.0 million and sales taxes of $2.7 million.

FONAR CORPORATION AND SUBSIDIARIES

Our working capital increased to $3.2 million at December 31, 2011 from a working capital deficit of $575,000 at June 30, 2011. This resulted from an increase in current assets ($22.6 million at June 30, 2011 as compared to $25.1 million at December 31, 2011), in particular an increase in inventories of $1.4 million ($2.4 million at June 30, 2011 as compared to $3.8 million at December 31, 2011), and a decrease of accounts receivable of $381,000 ($5.3 million at June 30, 2011 as compared to $4.8 million at December 31, 2011) along with a decrease in current liabilities from $23.1 million at June 30, 2011 to $21.9 million at December 31, 2011.

Fonar has not committed to making any significant capital expenditures in the remainder of the 2012 fiscal year.

Our business plan calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment and upgrades at competitive prices. Also critical to our business plan are improvement and expansion of the MRI facilities managed by our subsidiary HMCA-IMPERIAL.

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

Management anticipates that Fonar’s capital resources will improve if (1) Fonar’s MRI scanner products gain wider market recognition and acceptance resulting in increased product sales, (2) service and maintenance revenues increase as the warranties on scanners expire and (3) HMCA revenues can be increased through the Company’s vigorous marketing efforts and the installation of more HMCA managed Upright® MRI scanners. If our marketing efforts to increase revenues fail, and we are unable to raise debt or equity capital, we will experience a shortfall in cash, and it will be necessary to further reduce operating expenses to attempt to avoid the need to curtail our operations. Current economic, credit and political conditions have contributed to a slowing business environment for our company. The precise impact of these conditions can not be fully predicted. There can be no assurance that we would be able to secure additional funds if needed.

FONAR CORPORATION AND SUBSIDIARIES

Although the Company has experienced seven consecutive fiscal quarters of profitability, we previously had a history of operating losses and negative cash flows from operating activities. We had a stockholders deficiency as recently as the fourth fiscal quarter of fiscal 2011, until we completed a private placement of $6 million on May 2, 2011. In the event that we are unable to sustain our current profitability and working capital surplus, and are unable to secure external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operational plans, our existing and anticipated working capital needs, the acceleration or modification of our business plans, lower than anticipated revenues, increased expenses, or other events may all affect our ability to continue as a going concern.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the six months ended December 31, 2011, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls, during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FONAR CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2011 and the Form 10-Q for the fiscal quarter ended December 31, 2011. In the Golden Triangle Company v. Fonar Corporation et al case (U.S. District Court for the Eastern District of New York CV10-2932), the Company has made a motion to dismiss the plaintiff’s amended complaint, which was granted, leaving only the cause of action for breach of contract. The claims against the individual officers and employees were also dismissed. Fonar filed its answer to the complaint, together with a counterclaim alleging the plaintiff, by attempting to overcharge the end customer has damaged Fonar’s reputation and ability to sell in Kuwait. The plaintiff, in turn, has answered our counterclaim. In the Matt Malek Madison v. Fonar case (U.S. District Court, Northern District of California), Fonar appealed the judgment against it, but the U.S. Court of Appeals for 9th Circuit affirmed the judgment of the District Court on January 31, 2012, awarding the plaintiff the $300,000 deposit with prejudgment interest from July 1, 2006. The $300,000 plus interest of $72,000 has been accrued as of December 31, 2011. Notwithstanding the foregoing, we are planning to ask the Court of Appeals to reconsider its decision in an en banc (larger panel of judges) proceeding.

Item 1A – Risk Factors: Not required. We are a smaller reporting company.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - (Removed and Reserved)

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:

a) Exhibit 31.1 Certification. See Exhibits

b) Exhibit 32.1 Certification. See Exhibits

c) Report on Form 8-K filed on November 15, 2011, Item 2.02: Results of

Operations and Financial Condition for Fiscal 2011

d) Report on Form 8-K filed on November 4, 2011, Item 8.01: Other events

e) Report on Form 8-K filed on October 6, 2011, Item 8.01: Other events

f) Report on Form 8-K filed on October 4, 2011, Item 2.02: Results of

Operations and Financial Condition for first quarter of Fiscal 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FONAR CORPORATION

(Registrant)

By: /s/ Raymond V. Damadian

Raymond V. Damadian

President & Chairman

Dated: February 14, 2012