Form 10-Q
period 2012-03-31
FONAR CORP
filed 2012-05-15
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, par value $.0001	5,861,262
Class B Common Stock, par value $.0001	158
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,451

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(000's OMITTED)

ASSETS

Current Assets:	March 31, 2012 (UNAUDITED)	June 30, 2011
Cash and cash equivalents	$11,003	$9,251
Marketable securities	34	33
Accounts receivable – net	6,236	5,264
Accounts receivable - related party	30	—
Management and other fees receivable - net	3,633	3,309
Management and other fees receivable – related medical practices – net	1,118	1,669
Costs and estimated earnings in excess of billings on uncompleted contracts	1,172	169
Inventories	3,336	2,400
Current portion of notes receivable - net	116	114
Prepaid expenses and other current assets	223	352
Total Current Assets	26,901	22,561
Property and equipment – net	3,157	3,769
Notes receivable	300	359
Other intangible assets – net	4,002	4,318
Other assets	466	574
Total Assets	$34,826	$31,581

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(000's OMITTED)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:	March 31, 2012 (UNAUDITED)	June 30, 2011
Current portion of long-term debt and capital leases	$1,629	$2,026
Accounts payable	2,055	2,187
Other current liabilities	8,164	8,236
Unearned revenue on service contracts	6,357	5,762
Unearned revenue on service contracts - related Parties	28	—
Customer advances	3,308	4,846
Billings in excess of costs and estimated earnings on uncompleted contracts	804	4
Income tax payable	—	75
Total Current Liabilities	22,345	23,136

Long-Term Liabilities:
Accounts payable - non current	70	102
Due to related medical practices	222	228
Long-term debt and capital leases, less current Portion	1,048	1,746
Other liabilities	484	502
Total Long-Term Liabilities	1,824	2,578
Total Liabilities	24,169	25,714

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(000's OMITTED)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (continued)	March 31, 2012 (UNAUDITED)	June 30, 2011
STOCKHOLDERS' EQUITY:
Class A non-voting preferred stock $.0001 par value; 453,000 shares authorized at March 31, 2012 and June 30, 2011, 313,451 issued and outstanding at March 31, 2012 and June 30, 2011	—	—

Preferred stock $.001 par value; 567,000 shares authorized at March 31, 2012 and June 30, 2011, issued and outstanding – none	—	—

Common Stock $.0001 par value; 8,500,000 shares authorized at March 31, 2012 and June 30, 2011, 5,872,905 and 5,636,571 issued at March 31, 2012 and June 30, 2011, respectively; 5,861,262 and 5,624,928 outstanding at March 31, 2012 and June 30, 2011, respectively	1	1

Class B Common Stock (10 votes per share) $ .0001 par value; 227,000 shares authorized at March 31, 2012 and June 30, 2011, 158 issued and outstanding at March 31, 2012 and June 30, 2011	—	—

Class C Common Stock (25 votes per share) $.0001 par value; 567,000 shares authorized at March 31, 2012 and June 30, 2011, 382,513 issued and outstanding at March 31, 2012 and June 30, 2011	—	—

Paid-in capital in excess of par value	173,908	173,476
Accumulated other comprehensive loss	(17)	(16)
Accumulated deficit	(169,769)	(174,110)
Notes receivable from employee stockholders	(72)	(115)
Treasury stock, at cost - 11,643 shares of common stock at March 31, 2012 and June 30, 2011	(675)	(675)
Non controlling interests	7,281	7,306

Total Stockholders' Equity	10,657	5,867
Total Liabilities and Stockholders' Equity	$34,826	$31,581

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(000's OMITTED, except per share data)

	FOR THE THREE MONTHS ENDED MARCH 31,
REVENUES	2012	2011
Product sales – net	$1,309	$1,855
Service and repair fees – net	3,008	2,769
Service and repair fees – related parties - net	27	55
Management and other fees – net	3,601	2,726
Management and other fees – related medical practices – net	1,571	1,249
Total Revenues – Net	9,516	8,654

COSTS AND EXPENSES
Costs related to product sales	962	1,392
Costs related to service and repair fees	891	792
Costs related to service and repair fees – related parties	8	16
Costs related to management and other fees	2,390	1,768
Costs related to management and other fees – related medical practices	953	616
Research and development	315	453
Selling, general and administrative	2,224	2,064
Provision for bad debts	170	175
Total Costs and Expenses	7,913	7,276

Income From Operations	1,603	1,378

Interest Expense	(103)	(128)
Investment Income	53	64
Other Expense	—	(61)

Net Income	1,553	1,253
Net Income - Non Controlling Interests	261	69
Net Income - Controlling Interests	$1,292	$1,184
Net Income Available to Common Stockholders	$1,206	$1,099
Net Income Available to Class A Non-Voting Preferred Stockholders	$64	$64
Net Income Available to Class C Common Stockholders	$22	$21
Basic Net Income Per Common Share	$0.21	$0.21
Diluted Net Income Per Common Share	$0.20	$0.20
Basic and Diluted Income Per Share-Common C	$0.06	$0.05
Weighted Average Basis Shares Outstanding	5,836,229	5,345,349
Weighted Average Diluted Shares Outstanding	5,963,733	5,472,853

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(000's OMITTED, except per share data)

	FOR THE NINE MONTHS ENDED MARCH 31,
	2012	2011
REVENUES
Product sales – net	$4,699	$6,303
Service and repair fees – net	8,720	8,111
Service and repair fees – related parties - net	83	165
Management and other fees – net	10,238	7,195
Management and other fees – related medical practices – net	4,712	3,584
Total Revenues – Net	28,452	25,358

COSTS AND EXPENSES
Costs related to product sales	3,608	5,265
Costs related to service and repair fees	2,572	2,158
Costs related to service and repair fees – related parties	24	44
Costs related to management and other fees	6,462	4,789
Costs related to management and other fees – related medical practices	2,673	1,988
Research and development	938	1,060
Selling, general and administrative	6,261	6,192
Provision for bad debts	655	606
Total Costs and Expenses	23,193	22,102

Income From Operations	5,259	3,256

Interest Expense	(333)	(359)
Interest Expense – Related Party	—	(4)
Investment Income	178	160
Interest Income - Related Party	—	1
Other Income (Expense)	55	(53)
Provision for Income Taxes	(21)	—
Net Income	5,138	3,001
Net Income - Non Controlling Interests	796	69
Net Income - Controlling Interests	$4,342	$2,932
Net Income Available to Common Stockholders	$4,051	$2,720
Net Income Available to Class A Non-voting Preferred Stockholders	$217	$164
Net Income Available to Class C Common Stockholders	$74	$53
Basic Net Income Per Common Share	$0.71	$0.53
Diluted Net Income Per Common Share	$0.69	$0.51
Basic and Diluted Income Per Share-Common C	$0.19	$0.14
Weighted Average Basic Shares Outstanding	5,744,506	5,169,253
Weighted Average Diluted Shares Outstanding	5,872,010	5,296,757

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(000'S OMITTED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2012	2011
Net income	$1,553	$1,253

Other comprehensive income, net of tax: Unrealized gains (losses) on marketable securities, net of tax	3	(1)
Total comprehensive income	$1,556	$1,252
Comprehensive income-non controlling interests	261	69
Comprehensive income-controlling interests	$1,295	$1,183

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(000'S OMITTED)

	FOR THE NINE MONTHS ENDED MARCH 31,
	2012	2011
Net income	$5,138	$3,001

Other comprehensive income, net of tax: Unrealized (losses) gains on marketable securities, net of tax	(1)	4
Total comprehensive income	$5,137	$3,005
Comprehensive income-non controlling interests	796	69
Comprehensive income-controlling interests	$4,341	$2,936

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

	FOR THE NINE MONTHS ENDED MARCH 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$5,138	$3,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,629	1,480
Provision for bad debts	655	606
Stock issued for costs and expenses	384	553
Compensatory element of stock issuances	49	161
(Increase) decrease in operating assets, net:
Accounts, management fee and medical receivable(s)	(1,430)	(2,348)
Notes receivable	57	(283)
Costs and estimated earnings in excess of Billings on uncompleted contracts	(1,003)	(324)
Inventories	(936)	634
Prepaid expenses and other current assets	129	307
Other assets	108	(49)
Advances and notes to related medical practices	—	83
Increase (decrease) in operating liabilities, net:
Accounts payable	(164)	(830)
Other current liabilities	550	1,628
Customer advances	(1,537)	(121)
Billings in excess of costs and estimated earnings on uncompleted contracts	800	(2,555)
Other liabilities	(18)	22
Due to related medical practices	(7)	(298)
Income tax payable	(75)	—
Net cash provided by operating activities	4,329	1,667

Cash Flows from Investing Activities:
Sales of marketable securities	(2)	(2)
Purchases of property and equipment	(606)	(349)
Costs of capitalized software development	—	(67)
Cost of patents	(94)	(105)
Proceeds from non controlling interest	16	694
Sale to non controlling interest	10	—
Cash acquired from business combination	—	289
Net cash (used in) provided by investing activities	(676)	460

Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(1,096)	(1,133)
Distributions to non controlling interests	(848)	(13)
Repayment of notes receivable from employee stockholders	43	74
Net cash used in financing activities	(1,901)	(1,072)
Net Increase in Cash and Cash Equivalents	1,752	1,055
Cash and Cash Equivalents – Beginning of Period	9,251	1,299
Cash and Cash Equivalents - End of Period	$11,003	$2,354

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 and 2011

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 30, 2011 for the fiscal year ended June 30, 2011.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and assume that the Company will continue as a going concern.

Although the Company has experienced eight consecutive fiscal quarters of profitability, we previously had a history of operating losses and negative cash flows from operating activities. We had a stockholders’ deficiency as recently as the fourth fiscal quarter of fiscal 2011, until we completed a private placement of $6 million on May 2, 2011. In the event that we are unable to sustain our current profitability or are otherwise unable to secure external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operational plans, our existing and anticipated working capital needs, the acceleration or modification of our business plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern.

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

MARCH 31, 2012 and 2011

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic earnings per share (“EPS”) is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the three and nine months ended March 31, 2012 and March 31, 2011.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and nine months ended March 31, 2012 and March 31, 2011, the number of common shares potentially issuable upon the exercise of certain options of 16,205 and 29,000; respectively, have not been included in the computation of diluted EPS since the effect would be antidilutive.

	Three months ended March 31, 2012			Three months ended March 31, 2011
	(000's omitted, except per share data)
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator: Net income Available to common stockholders	$1,292	$1,206	$22	$1,184	$1,099	$21
Denominator: Weighted average Shares outstanding	5,836	5,836	383	5,345	5,345	383
Basic income per common share	$0.22	$0.21	$0.06	$0.21	$0.21	$0.05
Diluted Denominator:
Weighted average shares outstanding		5,836	383		5,345	383
Stock options		—	—		—	—
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		5,964	383		5,473	383
Diluted income per common share		$0.20	$0.06		$0.20	$0.05

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 and 2011

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

	Nine months ended March 31, 2012			Nine months ended March 31, 2011
	(000's omitted, except per share data)
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator: Net income available to common stockholders	$4,342	$4,051	$74	$2,932	$2,720	$53
Denominator:
Weighted average shares outstanding	5,744	5,744	383	5,169	5,169	383
Basic income per common share	$0.76	$0.71	$0.19	$0.53	$0.53	$0.14
Diluted Denominator: Weighted average shares outstanding		5,744	383		5,169	383
Stock options		—	—		—	—
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		5,872	383		5,297	383
Diluted income per common share		$0.69	$0.19		$0.51	$0.14

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

MARCH 31, 2012 and 2011

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

NOTE 3 – ACCOUNTS RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at March 31, 2012:

(000’s Omitted)

	Gross Receivable	Allowance for Doubtful accounts	Net
Receivables from equipment sales and service contracts	$8,069	$1,833	$6,236
Receivables from equipment sales and service contracts – related party	$30	—	$30
Management and other fees Receivables	$10,716	$7,083	$3,633
Management and other fees Receivables from related medical Practices ("PC’s")	$1,521	$403	$1,118

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 and 2011

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (Continued)

The Company's customers are concentrated in the healthcare industry.

The Company's receivables from the related and non-related professional corporations (PC's) substantially consist of fees outstanding under management agreements. Payment of the outstanding fees is dependent on collection by the PC's of fees from third party medical reimbursement organizations, principally insurance companies and health management organizations.

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 61% and 34% of the PC's net revenues for the nine months ended March 31, 2012 and 2011, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 16.6% and 14.1% of the consolidated net revenues for the nine months ended March 31, 2012 and 2011, respectively.

Tallahassee Magnetic Resonance Imaging, PA, Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, PA (all related medical practices) entered into a guaranty for all management fees which were indebted to the Company. Each entity will jointly and severally guarantee to the Company all payments due to the Company which have arisen under each individual management agreement.

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

(000's omitted)

	March 31, 2012	June 30, 2011
Purchased parts, components and supplies	$2,291	$1,818
Work-in-process	1,045	582
	$3,336	$2,400

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 and 2011

(UNAUDITED)

NOTE 5 - COSTS & ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

1) Information relating to uncompleted contracts as of March 31, 2012 is as follows:

(000's omitted)

Costs incurred on uncompleted contracts	$2,613
Estimated earnings	1,862
4,475
Less: Billings to date	4,107
$368

Included in the accompanying condensed consolidated balance sheet at March 31, 2012 under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,172
Less: Billings in excess of costs and estimated earnings on uncompleted contracts	804
$368

NOTE 5 - COSTS & ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS (Continued)

2) Customer advances consist of the following as of March 31, 2012:

Total
Total Advances	$7,415
Less: Advances
on contracts under construction	4,107
$3,308

NOTE 6 – STOCKHOLDERS EQUITY

Common Stock

During the nine months ended March 31, 2012:

a) The Company issued 28,334 shares of common stock to employees and consultants as compensation valued at $48,718 under a stock bonus plan.

b) The Company issued 208,000 shares of common stock for costs and expenses of $383,658.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 and 2011

(UNAUDITED)

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

(000’s omitted)

	March 31, 2012	June 30, 2011
Accrued salaries, commissions and payroll taxes	$515	$839
Accrued interest	184	157
Litigation accruals	493	193
Sales tax payable	2,800	2,732
Legal and other professional fees	622	694
Accounting fees	296	435
Insurance premiums	53	22
Interest and penalty - sales tax	2,066	1,923
Penalty - 401k plan (see Note 10)	250	250
Purchase scanners	460	105
Rent	237	461
Other	188	425
	$8,164	$8,236

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 and 2011

(UNAUDITED)

NOTE 8 - SEGMENT AND RELATED INFORMATION (Continued)

(000's omitted)

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the three months ended March 31, 2012
Net revenues from external customers	$4,344	$5,172	$9,516
Inter-segment net revenues	$202	$—	$202
Income from operations	$736	$867	$1,603
Depreciation and amortization	$173	$407	$580
Capital expenditures	$22	$223	$245

For the three months ended March 31, 2011
Net revenues from external customers	$4,679	$3,975	$8,654
Inter-segment net revenues	$220	$—	$220
Income from operations	$576	$802	$1,378
Depreciation and amortization	$206	$402	$608
Capital expenditures	$24	$349	$373

For the nine months ended March 31, 2012
Net revenues from external customers	$13,502	$14,950	$28,452
Inter-segment net revenues	$607	$—	$607
Income from operations	$2,278	$2,981	$5,259
Depreciation and amortization	$518	$1,111	$1,629
Capital expenditures	$97	$603	$700

For the nine months ended March 31, 2011
Net revenues from external customers	$14,579	$10,779	$25,358
Inter-segment net revenues	$677	$—	$677
Income from operations	$1,536	$1,720	$3,256
Depreciation and amortization	$618	$862	$1,480
Capital expenditures	$172	$349	$521

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended March 31, 2012 and March 31, 2011, the Company paid $122,000 and $230,000 for interest, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 and 2011

(UNAUDITED)

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

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2011. In the Golden Triangle Company v. Fonar Corporation et al case (U.S. District Court for the Eastern District of New York CV10-2932), the Company made a motion to dismiss the plaintiff’s amended complaint, which was granted, leaving only the cause of action for breach of contract. The claims against the individual officers and employees were also dismissed. The Company filed its answer to the complaint, together with a counterclaim alleging the plaintiff, by attempting to overcharge the end customer, has damaged the Company’s reputation and ability to sell in Kuwait. The plaintiff, in turn has answered our counterclaim. In the Matt Malek Madison v. Fonar case (U.S. District Court, Northern District of California), Fonar appealed the judgment against it, but the U.S. Court of Appeals for 9th Circuit affirmed the judgment of the District Court on January 31, 2012, awarding the plaintiff the $300,000 deposit with prejudgment interest from July 1, 2006. The $300,000 plus interest of $72,000 has been accrued as of March 31, 2012. Although, we have asked the Court of Appeals to reconsider its decision in an en banc (larger panel of judges) proceeding, our request was not granted.

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, in which the Company has transacted business. As of March 31, 2012, the Company has recorded tax obligations of approximately $2,421,000 plus interest and penalties of approximately $2,066,000. The Company is in the process of determining the regulatory requirements in order to become compliant.

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

MARCH 31, 2012 and 2011

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

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2007.

The adoption of the provisions of ASC topic 740 did not have a material impact on the Company’s consolidated financial position and results of operations. Upon the adoption and as of March 31, 2012, no liability for unrecognized tax benefits was required to be recorded. The Company does not expect its unrecognized tax benefit position to change during the next 12 months.

The Company recognized a deferred tax asset of $605,460, net of valuation allowance and a deferred tax liability of $605,460 as of March 31, 2012, primarily relating to net operating loss carryforwards of approximately $163,660,000 available to offset future taxable income through 2029. The net operating losses begin to expire in 2012 for federal and state income tax purposes.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 and 2011

(UNAUDITED)

NOTE 12 – SUBSEQUENT EVENTS

On May 1, 2012, the Company repaid a portion of the Class A Stockholders capital contribution in the amount of $1.2 million. The Company’s subsidiary, HMCA, now owns an 80% interest in Imperial Management Services.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the nine month period ended March 31, 2012, we reported a net income of $5.1 million on revenues of $28.5 million as compared to net income of $3.0 million on revenues of $25.4 million for the nine month period ended March 31, 2011. We recognized an operating income of $5.3 million for the nine month period ended March 31, 2012 compared to an operating income of $3.3 million for the nine month period ended March 31, 2011. The principal reason for our increased net income in the first nine months of fiscal 2012 as compared to our net income for the first nine months of fiscal 2011, was a significant increase in revenues for management fees coupled with a smaller increase in costs and expenses. Also contributing to our increased net income was an increase in revenues from service and repair fees.

For the three month period ended March 31, 2012, we reported net income of $1.6 million on revenues of $9.5 million as compared to net income of $1.3 million on revenues of $8.7 million for the three month period ended March 31, 2011.

Overall, our revenues increased 12.2% from $25.4 million for the first nine months of fiscal 2011 to $28.5 million for the first nine months of fiscal 2012. Although revenues from product sales decreased 25.4%, from $6.3 million for the first nine months of 2011 to $4.7 million for the first nine months of fiscal 2012, management fees increased by 38.7% from $10.8 million for the first nine months of fiscal 2011 to $15.0 million for the first nine months of fiscal 2012, and service and repair fees increased 6.4% from $8.3 million the first nine months of fiscal 2011 to $8.8 million the first nine months of fiscal 2012.

Due to the increase in our revenues along with a smaller increase in our costs and expenses, we recognized an operating income for the nine months ended March 31, 2012 of $5.3 million as compared to an operating income of $3.3 for the nine months ended March 31, 2011. The increase in the operating income was principally due to the smaller increase in costs and expenses of 4.9% from $22.1 million in the first nine months of fiscal 2011 to $23.2 million in the first nine months of fiscal 2012, while revenues increased 12.2%, from $25.4 million in the first nine months of fiscal 2011 to $28.5 million in the first nine months of fiscal 2012.

Our continuing efforts to control costs, combined with our intensive efforts to increase our management fees, the adoption of a new billing and collection contract in fiscal 2011 and the addition of an additional site, are responsible for our profitability during the nine months ended March 31, 2012.

FONAR CORPORATION AND SUBSIDIARIES

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

Effective May 2, 2011, HMCA contributed all of its assets, liabilities and business to Imperial, which is controlled but not wholly-owned by HMCA. Imperial is continuing the business of HMCA utilizing the same facilities, equipment and personnel as HMCA. This transaction did not result in a change of control or policy, but was solely a means to raise capital. To avoid confusion in making comparisons and to show the continuity of the business, our physician management and diagnostic services segment is sometimes referred to as “HMCA-IMPERIAL” for both periods before and after May 2, 2011.

Trends in the first nine months of fiscal 2012 include an increase in management and other fee revenues, which more than offset the decline in product sales revenues. Also costs related to product sales decreased 31.5% from $5.3 million for the first nine months of fiscal 2011 to $3.6 million for the first nine months of fiscal 2012 which corresponds to the decrease in product sales. We will continue to focus on our marketing efforts to improve sales performance and increase patient volume at the MRI facilities managed by HMCA-IMPERIAL in fiscal 2012. In addition, we will monitor our cost control program and will continue to reduce costs as necessary.

FONAR CORPORATION AND SUBSIDIARIES

For the three month period ended March 31, 2012, as compared to the three month period ended March 31, 2011 overall revenues from MRI product sales decreased 29.4% ($1.3 million compared to $1.9 million), and for the nine month period ended March 31, 2012, as compared to the nine month period ended December 31, 2011 overall revenues from MRI product sales decreased 25.4% ($4.7 million compared to $6.3 million). Continuing tight credit and world-wide economic uncertainty have depressed the market for our MRI products, which in the overwhelming majority of cases are purchased on credit.

Service revenues for the three month period ended March 31, 2012 as compared to the three month period ended March 31, 2011 increased 7.5% ($3.0 million compared to $2.8 million). Unrelated party service and repair fees increased 8.6% ($3.0 million compared to $2.8 million) and related party service and repair fees decreased from $55,000 for the three month period ended March 31, 2011 to $27,000 for the three month period ended March 31, 2012. We anticipate that there will be increases in service revenues as warranties on installed scanners expire over time.

Service revenues for the nine month period ended March 31, 2012 as compared to the nine month period ended March 31, 2011 increased 6.4% ($8.8 million compared to $8.3 million). Unrelated party service and repair fees increased 7.5% ($8.7 million compared to $8.1 million) and related party service and repair fees decreased from $165,000 for the nine months ended March 31, 2011 to $83,000 for the nine months ended March 31, 2012.

There were approximately $2.2 million in foreign revenues for the first nine months of fiscal 2012 as compared to approximately $2.5 million in foreign revenues for the first nine months of fiscal 2011, representing a decrease in foreign revenues of 12%. We do not regard this as a material trend, but as part of a normal variation resulting from low volumes of foreign sales.

Overall, for the first nine months of fiscal 2012, revenues for the medical equipment segment decreased by 7.4% to $13.5 million from $14.6 million for the first nine months of fiscal 2011. The revenues generated by HMCA-IMPERIAL increased by 38.7%, to $15.0 million for the first nine months of fiscal 2012 as compared to $10.8 million for the first nine months of fiscal 2011. This trend reflects an increase in the percentage of our revenues derived from our diagnostic facilities management segment relative to our revenues derived from our medical equipment segment (52.5% for the first nine months of fiscal 2012 relative to 42.5% for the first nine months of fiscal 2011). The increase in HMCA-IMPERIAL revenues was the result of increased marketing efforts for the scanning centers and the opening of a new center.

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

FONAR CORPORATION AND SUBSIDIARIES

Costs related to product sales decreased by 30.9% from $1.4 million in the third quarter of fiscal 2011 to $962,000 in the third quarter of 2012, resulting from a decrease in the manufacturing activity. Costs related to product sales also decreased by 31.5% from $5.3 million in the first nine months of fiscal 2011 to $3.6 million in the first nine months of fiscal 2012.

Costs related to providing service for the third quarter increased by 11.3% from $808,000 in the third quarter of fiscal 2011 to $899,000 in fiscal 2012, notwithstanding an increase in service revenues of only 7.5%, from $2.8 million in the third quarter of fiscal 2011 to $3.0 million in the third quarter of fiscal 2012. Certain of the costs of providing service (employee salaries and overhead, for example) are not directly tied to revenue. Notwithstanding the foregoing, we believe that an important factor in controlling our service costs is our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York, on a daily basis and to detect and repair any irregularities before more serious problems result.

Costs related to providing service for the first nine months of fiscal 2012 increased by 17.9% from $2.2 million in the nine months of fiscal 2011 to $2.6 million in fiscal 2012, notwithstanding that service revenues increased only 6.4% from $8.3 million in the first nine months of fiscal 2011 to $8.8 million in the first nine months of fiscal 2012.

Overall, the operating results for our medical equipment segment increased to an operating income of $736,000 for the third quarter of fiscal 2012 as compared to an operating income of $576,000 for the third quarter of 2011, and improved to an operating income of $2.3 million for the first nine months of fiscal 2012 as compared to an operating income of $1.5 million for the first nine months of fiscal 2011.

HMCA-IMPERIAL revenues increased in the third quarter of fiscal 2012 by 30.1% to $5.2 million from $4.0 million for the third quarter of fiscal 2011, primarily due to increased revenues from our New York locations. Part of this increase in revenues was due to HMCA’s acquisition of Fair Haven Services, Inc. (“Fairhaven”) from Dr. Raymond V. Damadian, the President, Chairman of the Board and principal stockholder of the Company for $10 effective as of October 1, 2010. Fairhaven is the Company which leases the MRI scanners to the New York sites managed by HMCA-IMPERIAL. Also contributing to the increase in revenue was the increase in management and other fees resulting from renegotiating our annual management contracts with the professional corporations we manage, the opening of a new facility along with the acquisition of a new billing and collection contract with Health Diagnostics LLC.

HMCA-IMPERIAL revenues for the first nine months of fiscal 2012 increased by 38.7% from $10.8 million in the first nine months of fiscal 2011 to $15.0 million in the first nine months of fiscal 2012. We now manage eleven sites, all of which are equipped with FONAR UPRIGHT® MRI scanners. HMCA-IMPERIAL experienced an operating income of $3.0 million for the first nine months of fiscal 2012 compared to operating income of $1.7 million for the first nine months of fiscal 2011. The greater operating income was due primarily to an increase in management and other fees and the acquisition of a new billing and collection contract.

HMCA-IMPERIAL cost of revenues for the first nine months of fiscal 2012 as compared to the first nine months of fiscal 2011 increased by 34.8% to $9.1 million from $6.8 million. The increase in HMCA’s cost of revenues was primarily the result of the increased expenditures we have been making to improve HMCA revenues by our marketing efforts, which focus on the unique capability of our Upright® MRI Scanners to scan patients in different positions.

FONAR CORPORATION AND SUBSIDIARIES

The increase in our consolidated net revenues of 10% from $8.7 million in the third quarter of fiscal 2011 to $9.5 million in the third quarter of fiscal 2012 was coupled with a smaller increase of 8.8% in total costs and expenses from $7.3 million in the third quarter of fiscal 2011 compared to $7.9 million in the third quarter of fiscal 2012. As a result, our income from operations of $1.4 million in the third quarter of fiscal 2011 increased to $1.6 million in the third quarter of fiscal 2012.

For the first nine months of fiscal 2012 our consolidated revenues increased by 12.2% to $28.5 million from $25.4 million for the first nine months of fiscal 2011 while the total costs and expenses increased by a significantly smaller 4.9% to $23.2 million for the first nine months of fiscal 2012 from $22.1 million for the first nine months of fiscal 2011. Our operating income of $3.3 million in the first nine months of fiscal 2011 increased to $5.3 million in the first nine months of fiscal 2012.

Selling, general and administrative expenses increased by 1.1% to $6.3 million in the first nine months of fiscal 2012 from $6.2 million in the first nine months of fiscal 2011. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, was $49,000 for the first nine months of fiscal 2012 as compared to $161,000 for the first nine months of fiscal 2011.

Research and development expenses decreased by 11.5% to $938,000 for the first nine months of fiscal 2012 as compared to $1.1 million for the first nine months of fiscal 2011.

Interest expense in the first nine months of fiscal 2012 decreased by 8.3% to $333,000 from $363,000 in the first nine months of fiscal 2011.

Inventories increased by 39% to $3.3 million at March 31, 2012 as compared to $2.4 million at June 30, 2011 representing the purchase of raw materials and components in our inventory to fill orders.

Management fee and medical receivables decreased by 4.6% to $4.8 million at March 31, 2012 from $5.0 million at June 30, 2011, primarily due to renegotiated management fee contracts with an unrelated party and increased collections of outstanding receivables.

The overall trends reflected in the results of operations for the first nine months of fiscal 2012 are an increase in revenues from management and other fees, as compared to the first nine months of fiscal 2011 ($15.0 million for the first nine months of fiscal 2012 as compared to $10.8 million for the first nine months of fiscal 2011), and an decrease in MRI equipment segment revenues both absolutely ($13.5 million as compared to $14.6 million) and as compared to HMCA-IMPERIAL. Revenues were $13.5 million or 47.5% from the MRI equipment segment as compared to $15.0 million or 52.5% from HMCA-IMPERIAL, for the first nine months of fiscal 2012, as compared to $14.6 million or 57.5% from the MRI equipment segment and $10.8 million or 42.5%, from HMCA-IMPERIAL, for the first nine months of fiscal 2011.

FONAR CORPORATION AND SUBSIDIARIES

On March 23, 2010, President Obama signed into law healthcare reform legislation in the form of the Patient Protection and Affordable Care Act (PPACA). The implementation of this law could have a profound impact on the healthcare industry. Most of the provisions of PPACA will be phased in over the next few years. In 2011, however, the House of Representatives voted to repeal PPACA; the Senate, however, narrowly defeated the bill to repeal the Act. Over half the States have brought or joined lawsuits challenging the Act as unconstitutional. The Supreme Court has heard oral arguments on the case and is planning to render a decision in June, 2012. To date, the PPACA has not had any material effect on our business, and it is not possible in the current legal and political environment to determine the impact of any healthcare reform which ultimately may be implemented.

We are committed to improving the operating results we experienced in the first nine months in fiscal 2012. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, including the availability of credit, payor reimbursement rates and policies, and unexpected expenditures or the timing of such expenditures, make it impossible to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Company’s operating results.

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

FONAR CORPORATION AND SUBSIDIARIES

The Company expects marked demand for its most commanding MRI product, the FONAR UPRIGHT® MRI because of its exceptional features in patient diagnosis and treatment. This scanner additionally provides improved image quality and higher imaging speed because of its higher field strength of .6 Tesla. The geometry of the FONAR UPRIGHT® MRI magnet and its transverse magnetic field enables the use of two detector rf coils operating in quadrature which increases the FONAR UPRIGHT® MRI signal to noise ratio by 40%, providing a signal to noise ratio equal to a .84T recumbent only MRI scanner.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities increased by 18.9% from $9.3 million at June 30, 2011 to $11.0 million at March 31, 2012 Marketable securities approximated $34,000 at March 31, 2012, as compared to $33,000 at June 30, 2011.

Cash provided by operating activities for the first nine months of fiscal 2012 was $4.3 million. Cash provided by operating activities was attributable to net income of $5.1 million, an increase in billing in excess of costs and estimated earnings on uncompleted contracts of $800,000 offset by a decrease of customer advances of $1.5 million, an increase in inventories of $936,000, an increase in costs and estimated earnings on uncompleted contracts of $1.0 million along with an increase in accounts management fee and medical receivables of $1.4 million.

Cash used in investing activities for the first nine months of fiscal 2012 was $676,000. The principal uses of cash used in investing activities during the first nine months of fiscal 2012 consisted mainly of capitalized software and patent costs of $94,000, and the purchase of property and equipment of $606,000.

Cash used in financing activities for the first nine months of fiscal 2012 was $1.9 million. The uses of cash in financing activities during the first nine months of fiscal 2012 were the repayment of principal on long-term debt and capital lease obligations of $1.1 million along with distributions to noncontrolling interests of $848,000.

Total liabilities decreased by 6.0% to $24.2 million at March 31, 2012 from $25.7 million at June 30, 2011. Miscellaneous (“Other”) current liabilities remained constant at $8.2 million at June 30, 2011 and at March 31, 2012 coupled with a decrease in long-term debt and capital leases from $1.7 million at June 30, 2011 to $1.0 million at March 31, 2012, a decrease in accounts payable from $2.2 million at June 30, 2011 to $2.1 million at March 31, 2012, and a decrease in customer advances from $4.8 million at June 30, 2011 to $3.3 million at March 31, 2012. Unearned revenue on service contracts increased to $6.4 million at March 31, 2012 as compared to $5.8 million at June 30, 2011.

As of March 31, 2012, the total of $8.2 million in other current liabilities included accrued salaries and payroll taxes of $515,000, accrued interest and penalties of $2.1 million and sales taxes of $2.8 million.

FONAR CORPORATION AND SUBSIDIARIES

Our working capital increased to $4.6 million at March 31, 2012 from a working capital deficit of $575,000 at June 30, 2011. This resulted from an increase in current assets ($22.6 million at June 30, 2011 as compared to $26.9 million at March 31, 2012), in particular an increase in inventories of $936,000 ($2.4 million at June 30, 2011 as compared to $3.3 million at March 31, 2012), and an increase of accounts receivable of $1.0 million ($5.3 million at June 30, 2011 as compared to $6.3 million at March 31, 2012) along with a decrease in current liabilities from $23.1 million at June 30, 2011 to $22.3 million at March 31, 2012.

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

Management anticipates that Fonar’s capital resources will improve if (1) Fonar’s MRI scanner products gain wider market recognition and acceptance resulting in increased product sales, (2) service and maintenance revenues increase as the warranties on scanners expire and (3) HMCA revenues can be increased through the Company’s vigorous marketing efforts and the installation of more HMCA managed Upright® MRI scanners. If our marketing efforts to increase revenues fail, and we are unable to raise debt or equity capital, we will experience a shortfall in cash, and it will be necessary to further reduce operating expenses to attempt to avoid the need to curtail our operations. Current economic, credit and political conditions have contributed to a challenging business environment for our company. The precise impact of these conditions can not be fully predicted. There can be no assurance that we would be able to secure additional funds if needed.

FONAR CORPORATION AND SUBSIDIARIES

Although the Company has experienced eight consecutive fiscal quarters of profitability, we previously had a history of operating losses and negative cash flows from operating activities. We had a stockholders deficiency as recently as the fourth fiscal quarter of fiscal 2011, until we completed a private placement of $6 million on May 2, 2011. In the event that we are unable to sustain our current profitability and working capital surplus, and are unable to secure external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern. Changes in our operational plans, our existing and anticipated working capital needs, the acceleration or modification of our business plans, lower than anticipated revenues, increased expenses, or other events may all affect our ability to continue as a going concern.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the nine months ended March 31, 2012, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls, during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FONAR CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2011 and the Form 10-Q for the fiscal quarter ended December 31, 2011. In the Golden Triangle Company v. Fonar Corporation et al case (U.S. District Court for the Eastern District of New York CV10-2932), the Company has made a motion to dismiss the plaintiff’s amended complaint, which was granted, leaving only the cause of action for breach of contract. The claims against the individual officers and employees were also dismissed. Fonar filed its answer to the complaint, together with a counterclaim alleging the plaintiff, by attempting to overcharge the end customer has damaged Fonar’s reputation and ability to sell in Kuwait. The plaintiff, in turn, has answered our counterclaim. The case is now in discovery, with a deadline of October 31, 2012 to complete discovery.

In the Matt Malek Madison v. Fonar case (U.S. District Court, Northern District of California), Fonar appealed the judgment against it, but the U.S. Court of Appeals for 9th Circuit affirmed the judgment of the District Court on January 31, 2012, awarding the plaintiff the $300,000 deposit with prejudgment interest from July 1, 2006. The $300,000 plus interest of $72,000 has been accrued as of March 31, 2012. Although we have asked the Court of Appeals to reconsider its decision in an en banc (larger panel of judges) proceeding, our request was not granted.

Item 1A – Risk Factors: Not required. We are a smaller reporting company.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information: The deficiency referred to in the Form 8-K in Item 6(d) was too few directors on the audit committee resulting from the death of director Robert Djerejian. This deficiency has been remedied by the appointment of another independent director to fill the vacancy, Ronald G. Lehman.

Item 6 - Exhibits and Reports on Form 8-K:

a) Exhibit 31.1 Certification. See Exhibits

b)Exhibit 32.1 Certification. See Exhibits

c)Report on Form 8-K filed on February 15, 2012, Item 2.02: Results of Operations and Financial Condition for the second quarter of Fiscal 2012

d)Report on Form 8-K filed on April 27, 2012, Item 3:01(a) Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

FONAR CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FONAR CORPORATION

(Registrant)

By: /s/ Raymond V. Damadian

Raymond V. Damadian

President & Chairman

Dated: May 15, 2012