Form 10-K
period 2012-06-30
FONAR CORP
filed 2012-09-28
CIK 355019

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

_____________________

FORM 10-K

_____________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended June 30, 2012

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from _____________ to _____________

Commission File No. 0-10248

___________________________

FONAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	11-2464137
(State of incorporation)	(IRS Employer Identification Number)
110 Marcus Drive, Melville, New York	11747
Address of principal executive offices)	(Zip Code)

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

Yes __X___ No ____

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K, §229.405 of this Chapter, is not contained, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to the Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___ Accelerated filer ____ Non-accelerated filer ____ Smaller reporting company _X_

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ No _X_

The aggregate market value of the shares of Common Stock held by non-affiliates as of December 31, 2011 based on the closing price of $1.70 per share on such date as reported on the NASDAQ System, was approximately $9.6 million. The other outstanding classes do not have a readily determinable market value.

As of September 6, 2012, 5,901,262 shares of Common Stock, 158 shares of Class B Common Stock, 382,513 shares of Class C Common Stock and 313,438 shares of Class A Non-voting Preferred Stock of the registrant were outstanding.

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

We conduct our business in two segments. Our medical equipment segment is conducted directly through Fonar. Our physician management and diagnostic services segment is conducted through our subsidiary Health Management Corporation of America, which has assigned its assets and liabilities for a controlling interest in a limited liability company, Imperial Management Services, LLC. This new entity includes outside investors.

MEDICAL EQUIPMENT SEGMENT

Fonar is engaged in the business of designing, manufacturing, selling and servicing magnetic resonance imaging, also referred to as "MRI" or "MR" scanners, which utilize MRI technology for the detection and diagnosis of human disease, abnormalities, other medical conditions and injuries. Fonar’s founders built the first scanner in 1977 and Fonar introduced the first commercial MRI scanner in 1980. Fonar is also the originator of the iron-core non-superconductive and permanent magnet technology.

Fonar’s iron frame technology made Fonar the originator of "open" MRI scanners. We introduced the first "open" MRI in 1980. Since that time we have concentrated on further application of our “open” MRI, introducing most recently the Upright® Multi-Position™” MRI scanner (also referred to as the “Upright®” or “Stand-Up®” MRI scanner) and the Fonar 360™ MRI scanner.

The product we are now most vigorously promoting is our Upright® MRI. Our patented Upright® MRI is unique in the industry in that it allows patients to be scanned in fully weight-bearing conditions, such as standing, sitting or bending in any position that causes symptoms. This means that an abnormality or injury, such as a slipped disk can be visualized where it may not have been with the patient lying down. We have introduced the name “Upright®” as an alternative to “Stand-UP®” because of the multiplicity of positions in which the patient may be scanned where the patient is not standing.

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

The Company completed a private placement of equity and succeeded in raising $6,000,000 by May 2, 2011. The offering consisted of Preferred Class A membership interests in a newly formed limited liability company, Imperial Management Services, LLC (“Imperial”). Class B membership interests, all of which were retained by the Company’s subsidiary, HMCA, hold a 75% equity interest in Imperial. The Class A membership interests are entitled to receive a dividend of 18% per annum of their capital contributions to the limited liability company. HMCA contributed all of its assets, together with its liabilities, to Imperial as HMCA’s capital contribution. The Imperial operating agreement provides for the Class A members to receive priority distributions until their original capital contributions are returned. As of June 30, 2012, Imperial manages 11 diagnostic imaging facilities located in states of New York and Florida. One fifth of the Class A membership interests were redeemed during fiscal 2012 (equivalent to 5% of the A and B membership interests in the aggregate).

On October 1, 2010, the Company purchased 100% of the stock of Fair Haven Services Inc., an entity wholly owned by Raymond Damadian. The entity is in the business of leasing medical equipment to various unrelated PC’s. The Company also holds a 50% controlling interest in two entities from unrelated parties that provides management services to two diagnostic centers in the New York Metropolitan area.

See Note 19 to the Consolidated Financial Statements for separate financial information regarding our medical equipment and physician and diagnostic management services segments.

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

RECENT DEVELOPMENTS AND OVERVIEW.

Our products and works-in-progress are intended to significantly improve our competitive position. Our current products are the Upright® MRI and the Fonar 360™.

The Upright® MRI permits, for the first time, MRI diagnoses to be made in the weight-bearing state. The Upright® MRI is the only MRI scanner that allows patients to be scanned while standing, sitting, bending or lying down. This means that an abnormality or injury, such as a slipped disk, will be able to be scanned under full weight-bearing conditions, which is more often than not the position in which the patient experiences pain. An adjustable bed allows patients to stand, sit or lie on their backs, sides or stomachs. The Upright® MRI may also be useful for MRI-guided interventional procedures.

An important application of the Fonar Upright® technology is in the evaluation and diagnosis of patients with the Arnold-Chiari syndrome believed to affect from 200,000 to 500,000 Americans. In this syndrome there is brain stem compression and entrapment of the brain at the base of the skull in the foramen magnum, which is the circular bony opening at the base of the skull where the spinal cord exits the skull. The brain structure “entrapped” in Chiari Syndrome are the lowest lying structures of the brain, the tonsils of the cerebelium. The Chiari Syndrome is therefore alternately named Cerebellar Ectopia (CTE) indicating the displacement (ectopia) of these Cerebellar tonsils in this syndrome. Classic symptoms of the Chiari Syndrome include the “drop attack,” where the erect patient unexpectedly experiences an explosive rush or nervous discharge at the base of the brain which rushes down the body to the extremities, causing the patient to collapse in a temporary neuromuscular paralysis which then subsides while the patient is lying in a horizontal position.

The Fonar Upright® MRI has demonstrated its key value on two current patients with Chiari Syndrome showing that the conventional lie-down MRI scanners cannot make an adequate evaluation where the patient’s pathology is most visible and where symptoms are most acute when the patient is upright. A recent publication in the Journal “Brain Injury” (Brain Injury 2010, 24 (7-8) 988-994) of 1,200 neck pain patients reported that the fallen cerebellar tonsils of the brain (CTE) were missed 75% of the time when the patient was scanned only in the recumbent position. It is critical to have an image of the patient in an upright position so that the neurosurgeons can fully evaluate the extent of the brain stem compression which is occurring so they can choose the most appropriate surgical approach for the operative repair.

The Upright® is emerging as the MRI of choice for diagnosing spinal pathology. In September, 2006, FONAR sold an Upright® MRI scanner to the largest orthopedic hospital in the Netherlands, the St. Maartenskliniek. St. Maartenskliniek has over 300 in-patient beds and an extensive outpatient clinic program that diagnoses and treats 25,000 patients with orthopedic problems annually. In placing the order, St. Maartenskliniek announced from the point of view of their internationally recognized “Spine Center” that “once Fonar made available upright weight-bearing MRI imaging technology, owning one for the St. Maartenskliniek “Spine Center” was not optional but mandatory. For our hospital to continue to engage in spine surgery without it, once this new technology became available, was unacceptable. Once the means were available to make certain we were getting the complete picture of the patient’s spine pathology before undertaking surgery, so that we could be certain we were not performing surgery based on a wrongdiagnosis and running the risk of doing the wrong surgery, we did not regard the utilization of this new technology, from our patients’ perspective, as optional. It was mandatory.”

In February 2011, FONAR sold an UPRIGHT® MRI to a neuroscience spine institute in the Northeast. The group that purchased the MRI said they wanted the best diagnostic device available to allow them to be a “center of excellence for the spine.” They had considered other state-of-the-art MRI scanners including those with field strengths of 1.5 and 3.0 Tesla, but those were single-position (recumbent only) and not weight-bearing systems. The buyers firmly believed that in order for them to be a “center of excellence for the spine,” it was crucial for them to have an MRI that could evaluate the spine in its full range of dynamic weight-bearing positions.

In June 2011, FONAR sold an Upright® MRI to another medical practice dedicated to being a “center of excellence for the spine.” Hoorman M. Melamed, MD, FAOOS, a board-certified orthopaedic spine surgeon, and a principal at the Bakersfield UPRIGHT MRI Center, said, “Selection of the FONAR UPRIGHT® Multi-Position™ MRI for our group was a very careful and deliberate decision. We recognize that the UPRIGHT® MRI offers capabilities beyond that of a recumbent-only MRI. The UPRIGHT® MRI allows for scanning patients weight-bearing and the dynamic positions of flexion and extension. This allows us to see and evaluate the spine under load of a patient’s pathology thus enabling us to avoid underestimating a patient’s pathology and therefore obtaining a better diagnosis.”

Another milestone in the utilization of the FONAR Upright® MRI was the publication in the medical journal "Brain Injury" (July 2010) of a study of 1,200 neck pain patients. The study was published by 10 authors from distinguished universities in the United States and around the world. The study reported that Cerebellar Tonsil Herniation (CTE) was missed 75% of the time when the patient was scanned recumbent instead of upright. At the current rate of 1,000,000 automobile whiplash injuries in the U.S. per year, 600,000 patients each year would have the pathology responsible for their symptoms go undetected if they were examined solely in a conventional recumbent-only MRI.

We are vigorously promoting sales of the Upright® MRI which we regard as our most promising product. Revenues recognized from the sale of Upright® MRI scanners increased in fiscal 2012 by 18.5% over fiscal 2011 from approximately $5.3 million in fiscal 2011 to approximately $6.3 million in fiscal 2012 under present market conditions. The following chart shows the revenues attributable to our different model scanners for the fiscal years ended June 30, 2011 and June 30, 2012. Note that we recognize revenue on a percentage of completion basis. Accordingly, revenue is recognized as each sub-assembly of a scanner is manufactured. Consequently the revenues for a fiscal period do not necessarily relate to orders placed in that period or payments received.

Model	Revenues Recognized
	Fiscal 2011	Fiscal 2012
Upright®	$5,345,932	$6,335,198
Fonar 360™	$0	$0
Other	$1,336,365	$587,267

“Other” revenue includes upgrades and deinstallations of scanners.

Although the Fonar 360™ has not been sold in the past two fiscal years, it remains part of Fonar’s product line. At the present time the Upright® MRI scanner is the main focus of Fonar’s manufacturing activities.

The Fonar 360™ includes the Open Sky™ MRI. We received our first order for a Fonar 360™ scanner in the first quarter of fiscal 2005. The magnet frame is incorporated into the floor, ceiling and sidewalls of the scan room and is open. Consequently, physicians and family members can walk inside the magnet to approach the patient. The Open Sky™ version of the Fonar 360™ is decoratively designed so that it is incorporated into the panoramic landscape that decorates the walls of the scan room. The ability of the Fonar 360™ to give physicians direct 360 degree access to patients and the availability of MRI compatible interventional instruments such as needles, catheters, probes, scalpels and forceps, will also enable the Fonar 360™ to be used for image guided interventions.

Fonar’s showcase installation of the first Fonar 360™ MRI scanner was completed at the Oxford Nuffield Orthopedic Center in Oxford, United Kingdom. Oxford-Nuffield had two objectives in the choice of the Fonar 360™ MRI. The first was to have an open mid-field MRI imaging scanner to meet their medical imaging needs. The second was to have an open scanner that would enable direct image guided surgical intervention. The Oxford-Nuffield scanner is carrying a full diagnostic imaging load daily.

Additionally, development of the works in progress Fonar 360™ MRI image guided interventional technology is actively progressing. Fonar software engineers have completed and installed their 2nd generation tracking software at Oxford-Nuffield which is designed to enable the surgeons to insert needles into the patient and accurately advance them under direct visual image guidance to the target tissue, such as a tumor, so that therapeutic agents can be injected.

Health Management Corporation of America (“HMCA”), a subsidiary of Fonar, currently is managing 11 diagnostic imaging centers located in New York and Florida.

All these centers, are equipped with Upright® MRI scanners. HMCA has intensified its marketing efforts, including the hiring of additional marketers and supervisory personnel. HMCA’s objective is to increase HMCA’s revenues not only for HMCA’s sake of promoting HMCA’s profitability but to provide sufficient revenues to support both segments of our business during times when MRI scanner sales are weak.

MEDICAL EQUIPMENT SEGMENT

PRODUCTS

Fonar’s principal product is the Upright® MRI.

The Upright® MRI is a whole-body open MRI system that enables positional MRI (pMRI®) applications, such as weight-bearing MRI studies. Operating at a magnetic field strength of 0.6 Tesla, the scanner is a powerful, diagnostically versatile and cost-effective open MRI that provides a broad range of clinical capabilities and a complete set of imaging protocols. Patients can be scanned standing, bending, sitting, upright at an intermediate angle or in any of the conventional recumbent positions. This multi-positional MRI system accommodates an unrestricted range of motion for flexion, extension, lateral bending, and rotation studies of the cervical (upper)and lumbar (lower) spine. Previously difficult patient scanning positions can be achieved using the system’s MRI-compatible, three-dimensional, motorized patient handling system. Patients, lying horizontally, are placed into the magnet in the conventional manner. The system’s lift and tilt functions then deliver the targeted anatomical region to the center of the magnet. The ceiling and floor are recessed to accommodate the full vertical travel of the table. True image orientation is assured, regardless of the rotation angle, via computer read-back of the table’s position. Spines and extremities can be scanned in weight-bearing states; brains can be scanned with patients either standing or sitting.

This capability of the Fonar Upright® technology has demonstrated its key value on patients with the Arnold-Chiari Syndrome (CTE), which is believed to affect 200,000 to 500,000 Americans. In this syndrome, brain stem compression and subsequent severe neurological symptoms occur in these patients, when because of weakness in the support tissues within the skull, the brain stem descends and is compressed at the base of the skull in the foramen magnum, which is the circular bony opening at the base of the skull where the spinal cord exits the skull. Conventional lie-down MRI scanners cannot make an adequate evaluation of the pathology since the patient’s pathology is most visible and the symptoms most acute when the patient is scanned in the upright weight-bearing position.

The Upright® MRI has also demonstrated its value for patients suffering from scoliosis. Scoliosis patients have been typically subjected to routine x-ray exams for years and must be imaged upright for an adequate evaluation of their scoliosis. Because the patient must be standing for the exam, an x-ray machine has been the only modality that could provide that service. The Upright® MRI, is the only MRI scanner which allows the patient to stand during the MRI exam. Fonar has developed a new RF receiver and scanning protocol that for the first time allows scoliosis patients to obtain diagnostic pictures of their spines without the risks of x-rays. A recent study by the National Cancer Institute (2000)of 5,466 women with scoliosis reported a 70% increase in breast cancer resulting from 24.7 chest x-rays these patients received on the average in the course of their scoliosis treatment.

The Upright® MRI is exceptionally open, making it the most non-claustrophobic whole-body MRI scanner. Patients can walk into the magnet, stand or sit for their scans and then walk out. From the patient’s point of view, the magnet’s front-open and top-open design provides an unprecedented degree of comfort because the scanner allows the patient an unobstructed view of the scanner room from inside the magnet, and there is nothing in front of one’s face or over one’s head. The only thing in front of the patient’s face during the scan is a very large (42”) panoramic TV (included with the scanner) mounted on the wall. The bed is tilted back five degrees to stabilize a standing patient. Special coil fixtures, a patient seat, Velcro straps, and transpolar stabilizing bars are available to keep the patient comfortable and motionless throughout the scanning process.

Full-range-of-motion studies of the joints in virtually any direction are possible, an especially promising feature for sports injuries. Full Range of Motion cines, or movies, of the lumbar spine will be achieved under full body weight.

The Upright® MRI will also be useful for MRI guided interventional procedures as the physician would have unhindered access to the patient with no restrictions in the vertical direction.

This easy-entry, mid-field-strength scanner should be ideal for trauma centers where a quick MRI screening within the first critical hour of treatment will greatly improve patients' chances for survival and optimize the extent of recovery.

The Fonar 360™ is an enlarged room sized magnet in which the floor, ceiling and walls of the scan room are part of the magnet frame. This is made possible by Fonar’s patented Iron-Frame™ technology which allows our engineers to control, contour and direct the magnet’s lines of flux in the patient gap where wanted and almost none outside of the steel of the magnet where not wanted. Consequently, this scanner allows 360 degree access to the patient, and physicians and family members are able to enter the scanner and approach the patient.

The Fonar 360™ is presently marketed as a diagnostic scanner and is sometimes referred to as the Open Sky™ MRI. In its Open Sky™ capacity, the Fonar 360™ serves as an open patient-friendly scanner which allows 360 degree access to the patient on the scanner bed.

To optimize the patient-friendly character of the Open Sky™ MRI, the walls, floor, ceiling and magnet poles are decorated with landscape murals. The patient gap is twenty inches and the magnetic field strength is 0.6 Tesla.

We also expect to enable the Fonar 360™ to function as an MRI guided interventional scanner, for the purpose of performing intra-operative, interventional and therapeutic procedures with MR compatible instrumentation. In this capacity, the enlarged room sized magnet and 360 degree access to the patient afforded by the Fonar 360™ would permit full-fledged support teams to walk into the magnet and perform MRI guided interventions on the patient inside the magnet. Most importantly, the exceptional quality of the MRI image and its exceptional capacity to exhibit tissue detail on the image, by virtue of the nuclear resonance signal’s extraordinary capacity to create image contrast, can then be obtained very near real time to guide the physician during the MRI guided intervention. Thus MRI compatible instruments, needles, catheters, endoscopes and the like can be introduced directly into the human body and guided to the malignant lesion or other pathology by means of the MRI image. Surgically inoperable lesions could be accessed through MRI guided catheters and needles making it possible to deliver the treatment agent directly to the targeted tissue.

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

With current treatment methods, such as chemotherapy taken by mouth, the therapy must always be restricted in the doses that can be applied to the malignant tissue because of the adverse effects on the healthy tissues. Thus chemotherapies must be limited at the first sign of toxic side effects. The same is the case with radiation therapy. Fonar expects that with the Fonar 360™ treatment agents may be administrated directly to the malignant tissue through small catheters or needles, thereby allowing much larger doses of chemotherapy, x-rays, laser ablation, microwave and other anti-neoplastic agents to be applied directly and exclusively to the malignant tissue with more effective results. Since the interventional procedure of introducing a treatment needle or catheter under image guidance will be minimally invasive, the procedure can be readily repeated should metastases occur elsewhere, with minimum impact on the patient beyond a straightforward needle injection. The presence of the MRI image during treatment would enable the operator to make assessments during treatment whether the treatment is being effective.

In addition to the patient comfort and new applications, such as MRI directed interventions, made possible by our scanners’ open design, the Upright® and Fonar 360™ scanners are designed to maximize image quality through an optimal combination of signal-to-noise (S/N) and contrast-to-noise (C/N) ratios. The technical improvements realized in these scanners’ design over their predecessors also include increased image-processing speed and diagnostic flexibility.

MRI directed interventions are made possible by the scanners’ ability to supply images to a monitor positioned next to the patient, enabling the operator to view in process an interventional procedure from an unlimited number of angles. The openness of Fonar’s scanners would enable a physician to perform a wide range of interventional procedures inside the magnet.

In the case of breast imaging the access by a physician permits an image guided biopsy to be performed easily which is essential once suspicious lesions are spotted by any diagnostic modality. In addition to being far superior to x-ray in detecting breast lesions because of the MRI’s ability to create the soft tissue contrast needed to see them, where x-ray is deficient in its ability to generate the needed contrast between cancer and normal tissue, there is not the painful compression of the breast characteristic of X-ray mammography.

The Upright® MRI and Fonar 360™ scanners share much of the same fundamental technology and offer the same speed, precision and image quality. Fonar’s scanners initiated the new market segment of high-field open MRI. High-field open MRIs operate at significantly higher magnetic field strengths and, therefore, produce more of the MRI image-producing signal needed to make high-quality MRI images (measured by signal-to-noise ratios, S/N).

The Upright® MRI and Fonar 360™ scanners utilize a 6000 gauss (0.6 Tesla field strength) iron core electromagnet. The greater field strength of the 6000 gauss magnet, as compared to lower field open MRI scanners that operate at 3,000 gauss (0.3 Tesla) when enhanced by the electronics already utilized by Fonar’s scanners, produces images of higher quality and clarity. Fonar’s 0.6 Tesla open scanner magnets are among the highest field "open MRI" magnets in the industry.

The Upright® MRI and Fonar 360™ scanners are designed to maximize image quality through an optimal combination of signal-to-noise (S/N) and contrast-to-noise (C/N) ratios. The technical improvements realized in the scanners’ design over their lower field predecessors also include increased image-processing speed and diagnostic flexibility.

Several technological advances have been engineered into the Upright® MRI and Fonar 360™ scanners for extra improvements in S/N, including: new high-S/N Organ Specific(TM) receiver coils; new advanced front-end electronics featuring high-speed, wide-dynamic-range analog-to-digital conversion and a miniaturized ultra-low-noise pre-amplifier; high-speed automatic tuning, bandwidth-optimized pulse sequences, multi-bandwidth sequences, and off-center FOV imaging capability.

In addition to the signal-to-noise ratio, however, the factor that must be considered when it comes to image quality is contrast, the quality that enables reading physicians to clearly distinguish adjacent, and sometimes minute, anatomical structures from their surroundings. This quality is measured by contrast-to-noise ratios (C/N). Unlike S/N, which increases with increasing field strength, relaxometry studies have shown that C/N peaks in the mid-field range and actually falls off precipitously at higher field strengths. The Upright® MRI and Fonar 360™ scanners operate squarely in the optimum C/N range.

The Upright® MRI and Fonar 360™ provide various features allowing for versatile diagnostic capability. For example, SMART™ scanning allows for same-scan customization of up to 63 slices, each slice with its own thickness, resolution, angle and position. This is an important feature for scanning parts of the body that include small-structure sub-regions requiring finer slice parameters. There is also Multi-Angle Oblique™ (MAO) imaging, and oblique imaging.

The console for these scanners includes a mouse-driven, multi-window interface for easy operation and a 19-inch, 1280 x 1024-pixel, 20-up, high-resolution image monitor with features such as electronic magnifying glass and real-time, continuous zoom and pan.

The predecessors of the Upright® MRI and Fonar 360™ were FONAR’s QUAD™ scanner, Ultimate™ 7000 scanner and Beta™ scanner. The Beta™ 3000 scanner utilized a permanent magnet. The Beta™ 3000M scanner utilized an iron core electromagnet. All of our current and earlier model scanners create cross-sectional images of the human body.

During fiscal 2012, sales of our Upright® MRI scanners accounted for approximately 16.1% of our total revenues and 33.9% of our medical equipment revenues, as compared to 16.1% of total revenues and 30% of medical equipment revenues in fiscal 2011. These results reflect the decrease in our sales of scanners.

During fiscal 2012 and fiscal 2011, we had no revenues attributable to sales of our Fonar 360™ scanner.

Our principal selling, marketing and advertising efforts have been focused on the Upright® MRI, which we believe is a particularly unique product, being the only MRI scanner which is both open and allows for weight-bearing imaging. Since we perceive that the Upright® MRI is successfully penetrating the market and enabled us to achieve profitability in fiscal 2011 and 2012, we expect to continue our focus on the Upright® MRI in the immediate future. We are optimistic that in the long run the Fonar 360™ and our other products and works in progress will also contribute to increased product sales.

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

MRI takes advantage of the nuclear resonance signal elicited from the body's tissues and the exceptional sensitivity of this signal for detecting disease. Much of the serious disease of the body occurs in the soft tissue of vital organs. The principal diagnostic modality currently in use for detecting disease, as in the case of x-ray mammography, are diagnostic x-rays. X-rays discriminate soft tissues, such as healthy breast tissue and cancerous tissue poorly, because the x-ray particle traverses the various soft tissues almost equally thereby causing target films to be nearly equally exposed by x-rays passing through adjacent soft tissues and creating healthy and cancerous shadows on the film that differ little in brightness. The image contrast in x-ray between cancerous and healthy breast tissue is poor, making the detection of breast cancers by the x-ray mammogram less than optimal and forcing the mammogram to rely on the presence or absence of microscopic stones called “microcalcifications” instead of being able to “see” the breast cancer itself. If microcalcifications are not present to provide the missing contrast, then the breast cancer goes undetected. They frequently are not present. The maximum contrast available by x-ray with which to discriminate disease is 4%. Brain cancers differ from surrounding healthy brain by only 1.6% while the contrast in the brain by MRI is 25 times greater at 40%. X-ray contrasts among the body’s soft tissues are maximally 4%. Their contrast by MRI is 32.5 times greater (130%).

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

We view our Upright® MRI as having the potential for being an ideal breast examination machine as it permits the patient to be seated for the examination, which would allow easy access for an MRI guided breast biopsy when needed. The Fonar 360™ MRI scanner would also be ideal for breast examinations.

PRODUCT MARKETING

The principal markets for the Company's scanners are private diagnostic imaging centers and hospitals.

Our internal sales force handles the domestic market. We continue to use independent manufacturer’s representatives and distributors for foreign markets. None of Fonar’s competitors are entitled to make the Fonar Upright® MRI scanner.

Fonar’s Website includes interactive product information for reaching customers.

Fonar has targeted orthopedic surgeons and neurosurgeons, particularly spine surgeons, as important markets for the Upright® MRI. Accordingly, Fonar has exhibited at annual meetings of The American Academy of Orthopaedic Surgeons (AAOS); the North American Spine Society (NASS); the American Association of Neurological Surgeons (AANS); and the Congress of Neurological Surgeons (CNS).

Fonar’s success in targeting surgeons was most evident in the sale, in September 2006, of an Upright® MRI scanner to the largest orthopedic hospital in the Netherlands, the St. Maartenskliniek in Nijmegen. In addition to being a key sale to a prestigious hospital, the medical conclusions reached and stated by the buyer and the buyer’s intention to conduct research and publish articles concerning the Upright® technology, are a vital component to Fonar’s objective to prove to the medical community at large, insurers, governmental agencies and others the benefits, if not the necessity of Upright® scanning. A Director of St. Maartenskliniek and the Chairman of Spine Surgery stated that “We at St. Maartenskliniek, the biggest orthopedic hospital in the Netherlands, are very much looking forward to this new technology from Fonar which will enable us to evaluate the spine anatomy in the fully weight-bearing state and in multiple positions. We expect these new multi-position capabilities to lead to more accurate diagnosis and better surgery outcomes for patients. Once our active research program has discovered the benefits of this new Fonar technology for patients, we intend to publish the results in a lot of peer reviewed scientific journals.” The Chairman stated further “that once Fonar made available upright weight-bearing MRI imaging technology, owning one for the St. Maartenskliniek “Spine Center” was not optional but mandatory. For our hospital to continue to engage in spine surgery without it, once this new technology became available, was unacceptable”.

Recognition of the importance of Fonar Upright® MRI continues to grow. Medserena, of Germany, announced in August, 2010 the purchase of its fourth Upright® Multi-Position™ MRI. CEO Matthais Schulz said, “The large number of requests coming from our physicians in Germany are arising because of the special medical need for FONAR’s unique technology. This is in spite of an intensely active MRI market in Germany, where there are already many conventional lie-down MRIs installed.”

Even high-field 3.0 Tesla MRI scanners cannot overshadow the importance of Fonar’s unique technology. In August, 2010, a distinguished board-certified radiologist in Florida, the owner/operator of two multi-modality imaging centers equipped with MRIs, ordered a Fonar Upright® MRI. He initially considered purchasing a 3.0 Tesla lie-down MRI, but decided instead to buy the Fonar Upright® Multi-Position™ MRI when he became aware of its many unique imaging capabilities.

Fonar’s advertising strategy has been designed to reach key purchasing decision makers with information concerning our flagship product, the Upright® MRI. This has led to many inquiries and to some sales of the Upright® MRI scanner and is intended to increase Fonar’s presence in the medical market. Fonar’s advertising has been directed at four target audiences: neurosurgeons, orthopaedic surgeons, radiologists and physicians in general.

1)	Neurosurgeons and Orthopaedic Surgeons: These are the surgeons who can most benefit from the superior diagnostic benefits of the Fonar Upright® MRI with its Multi-Position® diagnostic ability. Advertisements to them have appeared in the journal Spine, The Journal of Neurosurgery, and the Journal of the American Academy of Orthopedic Surgery.

2)	Radiologists: This segment of the campaign is aimed at the physicians who now have a new modality to offer their referring physicians. Our advertisements directed to them have appeared in Radiology and Diagnostic Imaging.

3)	All Physicians: These advertising efforts have been directed to the total physician audience, so that the vast number of doctors who send patients for MRI’s are aware of the diagnostic advantages of the Fonar Upright® Multi-Position® MRI. Advertisements directed to this audience have appeared in the Journal of the American Medical Association.

This advertising has featured a series of compelling messages. One advertisement pointed out that the AMA book, Guides to the Evaluation of Permanent Impairment, indicates that diagnosis must be performed upright in flexion and extension. Another advertisement was educational and headlined, “Discover the power of Upright Imaging”. Fonar realizes that peer-to-peer communications is the most powerful way to speak to physicians. Consequently, testimonials from surgeons and radiologists have been used to promote our Upright® MRI scanner. The first such advertisement featured five surgeons and two radiologists, explaining the Multi-Position® diagnostic benefits of the Fonar Upright® MRI scanner to them. Another advertisement featured a leading radiologist, telling why he bought 12 Fonar Upright® MRI scanners and planned to buy more.

Also, our advertising for HMCA also serves as advertising for Fonar MRI scanners. We have increased internet awareness of our product by driving patient traffic to the Upright® scanning centers we manage by installing Websites for every location. These websites and advertising give prospective customers of Upright® MRI scanners a view of operating Upright® MRI centers and the benefits of using an Upright® MRI scanner. The success of HMCA-managed sites not only increases management fees to HMCA but encourages new sales for Fonar as well.

To meet the demand for high-field open MRI scanners, Fonar plans to devote its principal efforts to marketing the Upright® MRI. The Upright® MRI is the only scanner in the industry that has the unique capability of scanning patients under weight-bearing conditions and in various positions of pain or other symptoms. In addition we will continue to market our Fonar 360™ MRI scanners. Utilizing a 6000 gauss (0.6 Tesla field strength) iron core electromagnet, the Upright® MRI and Fonar 360™ scanner magnets are among the highest field "Open MRI" scanners in the industry.

The Upright® MRI is also suited to fill a demand for better diagnoses of scoliosis patients, who must be standing for the exam. Scoliosis patients are typically subjected to routine x-ray exams for years. In the past, an x-ray machine was the only modality that could provide that service. Typical MRI scanners cannot provide this service because the patient cannot stand up inside of them. The Fonar Upright™ MRI scanner is the only MRI scanner which allows the patient to stand during the exam. The Fonar Upright® Scanner avoids radiation of the x-ray machines currently used for scoliosis, which have been reported by the National Cancer Institute to cause a 70% increase in the risk of breast cancer. Other important new applications are Upright® imaging of the pelvic floor and abdomen to image prolapses and inguinal hernias. Fonar has also developed the first non-invasive method to image the prostate: the patient simply sits on a flat, seat-like coil.

We also will seek to introduce new MRI applications for our scanners such as MRI-directed interventions.

Our areas of operations are principally in the United States. During the fiscal year ended June 30, 2012, 6.2% of the Company's revenues were generated by foreign sales, as compared to 8.5% for fiscal 2011.

We are seeking to promote foreign sales and have sold scanners in various foreign countries. Foreign sales, however, have not yet proved to be a significant source of revenue.

SERVICE AND UPGRADES FOR MRI SCANNERS

Our customer base of installed scanners has been and will continue to be an additional source of income, independent of direct sales.

Income is generated from the installed base in two principal areas namely, service and upgrades. Service and maintenance revenues from our external installed base were approximately $11.8 million in fiscal 2012 and $11.1 million in fiscal 2011. We expect service revenues to increase as warranties expire on previously sold scanners, and the customers then enter into service contracts.

We also anticipate that our new scanners will result in upgrades income in future fiscal years. The potential for upgrades income, particularly in the form of new patient supporting upright imaging fixtures and receiver coils, originates in the versatility and productivity of the new Upright® Imaging technology. New medical uses for MRI technology are constantly being discovered and are anticipated for the Upright® Imaging technology as well. New features can often be added to the scanner by the implementation of little more than versatile new software packages. For example, software can be added to existing MRI angiography applications to synchronize angiograms with the cardiac cycle. By doing so the dynamics of blood vessel filling and emptying can be visualized with movies. Such enhancements are attractive to end users because they extend the useful life of the equipment and enable the user to avoid obsolescence and the expense of having to purchase new equipment.

RESEARCH AND DEVELOPMENT

During the fiscal year ended June 30, 2012, we incurred expenditures of $1,242,656, none of which was capitalized, on research and development, as compared to $1,507,290, $67,258 of which was capitalized, during the fiscal year ended June 30, 2011.

Research and development activities have focused principally, on the development and enhancement of the Upright® and Fonar 360™ MRI scanners. The Upright® MRI and Fonar 360™ involve significant software and hardware development as the new products represent entirely new hardware designs and architecture requiring a new operating software. Our research activity includes developing a multitude of new features for upright scanning made possible by the new high speed data processing power of Fonar’s newest scanners. In addition, the Company’s research and development efforts include the development of new software, such as its Sympulse™ software and hardware upgrade and the designing and continuing introduction of new receiver surface coils for the Upright® MRI.

Research and development activities have focused principally on software improvements to the user interface of the MRI scanner. The Windows-based Sympulse™ platform controls all of the functions of the UPRIGHT® scanner except those of the versatile, multi-position patient table. Separate, dedicated, motion-control software is used to maneuver the UPRIGHT® bed, and development of this software is ongoing as well. The same Sympulse™ platform running identical software underpins the operation of other FONAR MRI scanners, including the FONAR 360™ and older units such as the Quad 12000™.

In December 2010 FONAR completed and shipped Release 8.0. The signature feature of Release 8.0 is the Centering Cursor, which enables the technologist to position the target anatomy precisely at the center of the magnet by means of a cursor that can be translated on scout or localizer images. The location of the Centering Cursor is communicated directly to the patient table with a click of the mouse. Because the UPRIGHT® bed enjoys three degrees of freedom in its motion, unlike conventional recumbent MRI scanners that have but one (in and out), the anatomy of interest can be scanned at magnet isocenter, where the magnetic field is most uniform. This is critical for the successful implementation of chemical-shift sensitive fat suppression techniques, such as direct fat saturation and the Dixon method.

While software improvements to the user interface are important in their own right, significant value is added to the MRI scanner by the modification of existing protocols for examining various parts of the body, and the development of new protocols that utilize new underlying capabilities of the pulse sequence software.

For example, in Release 8.0, the Dixon method of fat suppression was extended from gradient echo sequences to fast spin echo and spin echo sequences. This is particularly important for musculoskeletal imaging because it enables technologists to meet the demand of radiologists for true proton density-, T1-, and T2-weighted imaging with fat suppression. Protocols employing this new technique were released together with the user interface software in a bundled package. Over time, FONAR users have become accustomed to the steady improvement in clinical protocols that accompany new software releases. More significantly, in recent years we have seen increasing adoption of FONAR-standard clinical protocols over those developed on site. This is a testament to the superior image quality they produce in attractively short scan times.

The development of clinically practical scan protocols and software depends on close contact between research and development scientists and engineers and end users. That close contact is facilitated in part by the subsidiary relationship with HMCA-IMPERIAL and the scanning centers it manages. In addition to that collaboration, R&D staff have pursued a variety of novel and UPRIGHT® MRI-specific research projects that, it is anticipated, will ultimately lead to new applications that are made available to existing customers as upgrade add-ons to their machines.

For example, a multi-year collaboration with faculty and graduate students at the University of Delaware has led to the development of an open-geometry low-impedance quadrature knee coil that is ideally suited to the weight-bearing examination of the knee, and the study of a variety of pathologies such as patellofemoral pain syndrome and osteoarthritis. This work is described in doctoral dissertations and papers that have been presented at conferences and submitted for publication.

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

Another important development is “Correlated Slice Profile” (CSP™) Imaging which can be done for most spine patients. The patient having the spine scan is scanned in the four positions of Upright®-neutral, Upright®-flexion, Upright®-extension, and traditional recumbent. At the conclusion of the scan, the MRI technologist selects a center-slice sagittal view from each of the four positions. The four image positions are then displayed side by side. In this way, one can quickly comprehend how a patient’s pathology changes from position to position within the same anatomic slice. This multi-position weight-bearing imaging of the spine enables the patient’s physician to see all of the patient’s symptom-generating pathology so they can be correctly addressed therapeutically or surgically (if necessary).

BACKLOG

Our backlog of unfilled orders at September 14, 2012 was approximately $7.4 million, as compared to $9.4 million at September 20, 2011. It is expected that a substantial portion of the existing backlog of orders will be filled within the 2013 fiscal year. Our contracts generally provide that if a customer cancels an order, the customer's initial down payment for the MRI scanner is nonrefundable.

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

We have significantly enhanced our patent position within the industry and now possesses a substantial patent portfolio which provides us, under the aegis of United States patent law, "the exclusive right to make, use and sell" many of the scanner features which Fonar pioneered and which are now incorporated in most MRI scanners sold by the industry. As of June 30, 2012, 182 patents had been issued to Fonar, and approximately 19 patents were pending. A number of Fonar’s existing patents specifically relate to protecting Fonar’s position in the high-field iron frame open MRI market. The patents further enhance Dr. Damadian's pioneer patent, the 1974 Patent, that initiated the MRI industry and provided the original invention of MRI scanning. The terms of the patents in Fonar’s portfolio extend to various times.

We also have patent cross-licensing agreements with other MRI manufacturers.

PRODUCT COMPETITION

MRI SCANNERS

A majority of the MRI scanners in use in hospitals and outpatient facilities and at mobile sites in the United States are based on high field air core magnet technology while the balance are based on open iron frame magnet technology. Fonar’s open iron frame MRI scanners are competing principally with high-field air core scanners. Fonar’s open MRI scanners, however, utilizing a 6,000 gauss or 0.6 Tesla field strength, iron core electromagnet, were the first "open" MR scanners at high field strength.

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

The principal competitive disadvantage of our products is that they are not “high field strength”, 1.0 Tesla +, magnets. As a general principle, the higher field strength can produce a faster scan. In some parts of the body a faster scan can be traded for a clearer picture. Although we believe that the benefits of “openness” provided by our scanners compensate for the lower field strength, certain customers will still prefer the higher field strength.

Fonar faces competition within the MRI industry from such firms as General Electric Company, Philips N.V., Toshiba Corporation, Hitachi Corporation and Siemens A.G. Most competitors have marketing and financial resources more substantial than those available to us. They have in the past, and may in the future, heavily discount the sales price of their scanners. Such competitors sell both high field air core superconducting MRI scanners and iron frame products. Fonar’s original iron frame design, ultimately imitated by Fonar’s competitors to duplicate Fonar’s origination of “Open” MRI magnets, gave rise to current patient protected Upright® MRI technology with the result that Fonar today is the unique and only supplier of the highest field MRI magnets (.6 Tesla) that are not superconducting, do not use liquid helium and are not therefore susceptible to explosion.

The iron frame, because it could control the magnetic lines of force and place them where wanted and remove them from where not wanted, such as in the Fonar 360™ where physicians and staff are standing, provide a much more versatile magnet design than is possible with air core magnets. Air core magnets contain no iron but consist entirely of turns of current carrying wire.

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

The Fonar 360™ scanner explicitly addresses this growing market reception of MRI guided interventions, and the first of these scanners was sold to a hospital in England. Fonar's Upright® magnet also addresses the growing market reception of MRI guided interventions. Although not enabling a full interventional theater as the Fonar 360™ does, the iron frame Upright® MRI design permits ready access to the patient and enables a wide range of interventional procedures such as biopsies and needle or catheter delivered therapies to be performed under MRI image guidance. The "tunnel" air core superconductive scanners do not permit access to the patient while the patient is inside the scanner.

Fonar expects to be the leader Upright® Multi-Position MRI for providing dynamic visualization of body parts such as the spine and other joints as well as dynamic visualization of the heart in its upright position when it is sustaining its full normal physiological load. No companies possess the patented Upright® MRI technology or the Fonar 360™’s 360° full access interventional technology.

OTHER IMAGING MODALITIES

Fonar’s MRI scanners also compete with other diagnostic imaging systems, all of which are based upon the ability of energy waves to penetrate human tissue and to be detected by either photographic film or electronic devices for presentation of an image on a television monitor. Three different kinds of energy waves - X-ray, gamma and sound - are used in medical imaging techniques which compete with MRI medical scanning, the first two of which involve exposing the patient to potentially harmful radiation. These other imaging modalities compete with MRI products on the basis of specific applications.

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

GOVERNMENT REGULATION

FDA Regulation

The Food and Drug Administration in accordance with Title 21 of the Code of Federal Regulations regulates the manufacturing and marketing of Fonar’s MRI scanners. The regulations can be classified as either pre-market or post-market. The pre-market requirements include obtaining marketing clearance, proper device labeling, establishment registration and device listing. Once the products are on the market, Fonar must comply with post-market surveillance controls. These requirements include the Quality Systems Regulation, or “QSR”, also known as Current Good Manufacturing Practices or CGMPs, and Medical Device Reporting, also referred to as MDR regulations. The QSR is a quality assurance requirement that covers the design, packaging, labeling and manufacturing of a medical device. The MDR regulation is an adverse event-reporting program.

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

Fonar’s products are Class II devices. Class I devices are subject to the least regulatory control. They present minimal potential for harm to the user and are often simpler in design than Class II or Class III devices. Class I devices are subject to "General Controls" as are Class II and Class III devices. General Controls include:

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

We received approval to market our Beta™ 3000 and Beta™ 3000M scanners as Class III devices on September 26, 1984 and November 12, 1985. On July 28, 1988, the Magnetic Resonance Diagnostic Device which includes MR Imaging and MR Spectroscopy was reclassified by the FDA to Class II status. Consequently, Fonar’s products are now classified as Class II products. On July 26, 1991, Fonar received FDA clearance to market the Ultimate™ Magnetic Resonance Imaging Scanner as a Class II device. Fonar received FDA clearance to market the QUAD™ 7000 in April 1995 and the QUAD™ 12000 in November 1995. On March 16, 2000, Fonar received FDA clearance to market the Fonar 360™ for diagnostic imaging, the Open Sky™ version, and on October 3, 2000 received FDA clearance for the Upright® MRI.

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

The 510(k) is essentially a brief statement and description of the product. As Fonar’s scanner products are Class II products, there are no pre-market data requirements and the process is neither lengthy nor expensive.

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

For the most part, however, we have not found it necessary to utilize IDE’s. The standard 90 day clearance for our new MRI scanner products classified as Class II products makes the IDE unnecessary, particularly in view of the time and effort involved in compiling the information necessary to support an IDE.

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

Foreign governments have differing requirements concerning the import of medical devices into their respective jurisdictions. The European Union, also referred to as EU, made up of 27 individual countries, has some essential requirements described in the EU’s Medical Device Directive, also referred to as MDD. In order to export to one of these countries, we must meet the essential requirements of the MDD and any additional requirements of the importing country. The essential requirements are similar to some of the requirements mandated by the FDA. In addition the MDD requires that we enlist a Notified Body to examine and assess our documentation, a Technical Construction File, and verify that the product has been manufactured in conformity with the documentation. The notified body must carry out or arrange for the inspections and tests necessary to verify that the product complies with the essential requirements of the MDD, including safety performance and Electromagnetic Compatibility, also referred to as EMC. Also required is a Quality System, ISO-9001, assessment by the Notified Body. We were approved for ISO 9001 certification for its Quality Management System in April, 1999.

We received clearances to sell the Fonar 360™ and Upright® MRI scanners in the EU in May, 2002.

Other countries require that their own testing laboratories perform an evaluation of our devices. This requires that we must bring the foreign agency’s personnel to the USA to perform the evaluation at our expense before exporting.

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

HMCA-IMPERIAL currently manages 11 MRI facilities. In April 2003, HMCA-IMPERIAL sold the portion of its business which managed primary care medical practices, and in July 2005, HMCA-IMPERIAL sold the portion of its business engaged in the management of physical therapy and rehabilitation practices. This was the result of HMCA-IMPERIAL’s decision to focus on management of MRI facilities, the business in which HMCA-IMPERIAL is most experienced. For the 2011 fiscal year, the revenues HMCA-IMPERIAL recognized from the MRI facilities increased to $15.3 million, and in fiscal 2012 the revenues recognized from the MRI facilities further increased to $20.7 million.

HMCA-IMPERIAL GROWTH STRATEGY

HMCA-IMPERIAL’s growth strategy focuses on upgrading and expanding the existing facilities it manages and expanding the number of facilities it manages for its clients. Our most important effort in this regard has been to promote and facilitate the replacement of existing MRI scanners with new Fonar Upright® MRI scanners. Presently, we have Upright® MRI scanners at all of the MRI facilities we manage.

On May 1, 2010, HMCA-IMPERIAL purchased a 15.2% interest from an unrelated party of an entity that provides management services to a diagnostic center in the New York Metropolitan area. On January 1, 2011, the Company purchased an additional 34.8% interest by the issuance of a promissory note of $400,000.

HMCA-IMPERIAL recently added an eleventh Upright® MRI facility that it manages in Westchester County, New York.

In connection with its focus on managing only MRI facilities, HMCA-IMPERIAL sold its business of managing physical therapy and rehabilitation practices on July 28, 2005 to Health Plus Management Services, L.L.C.

PHYSICIAN AND DIAGNOSTIC MANAGEMENT SERVICES

HMCA-IMPERIAL's services to the facilities it manages encompass substantially all of their business operations. Each facility is controlled, however, by the physician owner, not HMCA-IMPERIAL, and all medical services are performed by the physicians and other medical personnel under the physician-owner’s supervision. HMCA-IMPERIAL is the management company and performs services of a non-professional nature. These services include:

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

4. Billing and Collections. HMCA-IMPERIAL is responsible for the billing and collection of revenues from third-party payors including those governed by No-Fault and Workers' Compensation statutes. HMCA-IMPERIAL is presently using a third party to perform its billing and collection services for its clients’ No-Fault and Workers’ Compensation scanning business.

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

HMCA-IMPERIAL advises clients on all aspects of their businesses, including expansion where it is a reasonable objective, on a continuous basis. HMCA-IMPERIAL’s objective is to free physicians from as many non-medical duties as is practicable. Practices can treat patients more efficiently if the physicians can spend less time on business and administrative matters and more time practicing medicine.

HMCA-IMPERIAL provides its services pursuant to negotiated contracts with its clients. While HMCA-IMPERIAL believes it can provide the greatest value to its clients by furnishing the full range of services appropriate to that client, HMCA-IMPERIAL would also be willing to enter into contracts providing for a more limited spectrum of management services.

The facilities enter into contracts with third party payors, including managed care companies. Neither HMCA-IMPERIAL’s clients nor HMCA-IMPERIAL participate in any capitated plans or other risk sharing arrangements. Capitated plans are those HMO programs where the provider is paid a flat monthly fee per patient.

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

In fiscal 2012, the aggregate amount of management fees increased to $1,708,739 per month in the aggregate.

Dr. Damadian still owns the three MRI facilities in Florida managed by HMCA-IMPERIAL. The fees for the three sites in Florida owned by Dr. Damadian are flat monthly fees ranging from $194,051 to $241,266 per month. No MRI facilities or other medical facilities are owned by HMCA-IMPERIAL.

HMCA-IMPERIAL contracts with Tritech Healthcare Management (Plainview, New York) to perform billing and collection for its clients’ No-Fault and Workers’ Compensation business for a fee of 5% of all adjusted No-Fault and Workers’ Compensation claims with a $30,000 monthly cap. As of June 30, 2012, the fee was $360,000. HMCA-IMPERIAL handles all of its clients’ other billings and collections.

In June 2011, Health Diagnostics, LLC, outsourced its billing, collections and credentialing operations for the sites that it manages to HMCA-IMPERIAL. The fee is 5% of all adjusted deposits. The revenue received by HMCA-IMPERIAL in fiscal 2011 from this arrangement was $76,148 and in fiscal 2012 was $1,824,802. This agreement is for a term of five years.

Since the types of medical practices that Health Diagnostics manages are very similar to those that HMCA-IMPERIAL manages, it is a natural expansion of HMCA-IMPERIAL services. With HMCA-IMPERIAL’s 14 years of experience in billing, collecting and credentialing, this agreement is expected to benefit the customer and enhance the profitability of HMCA-IMPERIAL.

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

REIMBURSEMENT

HMCA-IMPERIAL’s clients receive reimbursements for their MRI scans through Medicare, Medicaid, managed care and private insurance.

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

Under Medicare’s prospective payment system for hospital outpatient services, or OPPS, a hospital is paid for outpatient services on a rate per service basis that varies according to the ambulatory payment classification group, or APC, to which the service is assigned rather than on a hospital’s costs. Each year the Centers for Medicare and Medicaid Services, or CMS, publishes new APC rates that are determined in accordance with the promulgated methodology.

Services provided in non-hospital based freestanding facilities, such as independent diagnostic treatment facilities, are paid under the Medicare Physician Fee Schedule, or MPFS. All of HMCA-IMPERIAL’s clients are presently in this category of independent diagnostic treatment facilities. The MPFS is updated on an annual basis.

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

In addition to the foregoing changes to the usage assumptions, CMS’ 2010 regulatory changes to the MPFS also included a downward adjustment to services primarily involving the technical component rather than the physician work component, by adjusting downward malpractice payments for these services. The reductions will affect the services we provide, primarily impacting radiology and other diagnostic tests. As noted above, the changes to the MPFS will be transitioned over a four-year period such that beginning in 2013, CMS will fully implement the revised payment rates. This change to the MPFS, could have an adverse effect on our financial condition and results of operations. For our fiscal year ended June 30, 2012, Medicare revenues represented approximately 8.3% of the revenues for HMCA-IMPERIAL’s clients. The impact of the new MPFS will increase over the four-year transition period unless mitigated by future legislation (either currently proposed or pledged by Congress and the federal government administration).

Many of PPACA’s provisions will not take effect for months or several years, while others are effective immediately. Many provisions also will require the federal government and individual state governments to interpret and implement the new requirements. In addition, PPACA remains the subject of significant debate, and proposals to repeal, block or amend the law have been introduced in Congress and many state legislatures. Finally, a number of state attorneys general have filed legal challenges to PPACA seeking to block its implementation on constitutional grounds. Because of the many variables involved, we are unable to predict how many of the legislative mandates contained in PPACA will be implemented or in what form, whether any additional or similar changes to statutes or regulations (including interpretations), will occur in the future, or what effect any future legislation or regulation would have on our business.

Medicaid

The Medicaid program is a jointly-funded federal and state program providing coverage for low-income persons. In addition to federally-mandated basic services, the services offered and reimbursement methods vary from state to state. In many states, Medicaid reimbursement is patterned after the Medicare program; however, an increasing number of states have established or are establishing payment methodologies intended to provide healthcare services to Medicaid patients through managed care arrangements. In fiscal 2012, approximately 1.1% of the revenues of HMCA-IMPERIAL’s clients were attributable to Medicaid.

Managed Care and Private Insurance.

Health Maintenance Organizations, or HMO’s, Preferred Provider Organizations, or PPOs, and other managed care organizations attempt to control the cost of healthcare services by a variety of measures, including imposing lower payment rates, preauthorization requirements, limiting services and mandating less costly treatment alternatives. Managed care contracting is competitive and reimbursement schedules are at or below Medicare reimbursement levels. Some managed care organizations have reduced or otherwise limited, and other managed care organizations may reduce or otherwise limit, reimbursement in response to reductions in government reimbursement. These reductions could have an adverse impact on our financial condition and results of operations. These reductions have been, and any future reductions may be, similar to the reimbursement reductions proposed by CMS, Congress and the current federal government administration. The development and expansion of HMOs, PPOs and other managed care organizations within our core markets could have a negative impact on utilization of our services in certain markets and/or affect the revenues per procedure we can collect, since such organizations will exert greater control over patients’ access to diagnostic imaging services, the selection of the provider of such services and the reimbursement thereof.

HMCA-IMPERIAL COMPETITION

The physician and diagnostic management services field is highly competitive. A number of large hospitals have acquired medical practices and this trend may continue. HMCA-IMPERIAL expects that more competition will develop. Many competitors have greater financial and other resources than HMCA-IMPERIAL.

With respect to the diagnostic imaging facilities managed by HMCA-IMPERIAL, the outpatient diagnostic imaging industry is highly competitive. Competition focuses primarily on attracting physician referrals at the local market level and increasing referrals through relationships with managed care organizations. HMCA-IMPERIAL believes that principal competitors for the diagnostic imaging centers are hospitals and independent or management company-owned imaging centers. Competitive factors include quality and timeliness of test results, ability to develop and maintain relationships with managed care organizations and referring physicians, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times. HMCA-IMPERIAL believes that it will be able to effectively meet the competition in the outpatient diagnostic imaging industry with the new Fonar Upright® MRI scanners at its facilities.

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

Federal False Claims Act

The federal False Claims Act and, in particular, the False Claims Act’s “qui tam” or “whistleblower” provisions allow a private individual to bring actions in the name of the government alleging that a defendant has made false claims for payment from federal funds. After the individual has initiated the lawsuit, the government must decide whether to intervene in the lawsuit and to become the primary prosecutor. If the government declines to join the lawsuit, the individual may choose to pursue the case alone, although the government must be kept apprised of the progress of the lawsuit, and may intervene later. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery. If the litigation is successful, the individual is entitled to no less than 15%, but no more than 30%, of whatever amount the government recovers that is related to the whistleblower’s allegations. When an entity is determined to have violated the federal False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim, as well as the government’s attorneys’ fees. Liability arises when an entity knowingly submits, or causes someone else to submit, a false claim for reimbursement to the federal government. The False Claims Act defines the term “knowingly” broadly, though simple negligence will not give rise to liability under the False Claims Act. Examples of the other actions which may lead to liability under the False Claims Act:

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

The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the False Claims Act by, among other things, broadening protections for whistleblowers and creating liability for knowingly retaining a government overpayment, acting in deliberate ignorance of a government overpayment or acting in reckless disregard of a government overpayment. The recently enacted healthcare reform bills in the form of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, “PPACA”) expanded on changes made by the 2009 Fraud Enforcement and Recovery Act with regard to such “reverse false claims.” Under PPACA, the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later, constitutes a violation of the False Claims Act. HMCA-IMPERIAL and its clients have never been sued under the False Claims Act and believe they are in compliance with the law.

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

Anti-kickback Regulation

We are subject to federal and state laws which govern financial and other arrangements between healthcare providers. These include the federal anti-kickback statute which, among other things, prohibits the knowing and willful solicitation, offer, payment or receipt of any remuneration, direct or indirect, in cash or in kind, in return for or to induce the referral of patients for items or services covered by Medicare, Medicaid and certain other governmental health programs. Under PPACA, knowledge of the anti-kickback statute or the specific intent to violate the law is not required. Violation of the anti-kickback statute may result in civil or criminal penalties and exclusion from the Medicare, Medicaid and other federal healthcare programs, and according to PPACA, now provides a basis for liability under the False Claims Act. In addition, it is possible that private parties may file “qui tam” actions based on claims resulting from relationships that violate the anti-kickback statute, seeking significant financial rewards. Many states have enacted similar statutes, which are not limited to items and services paid for under Medicare or a federally funded healthcare program. Neither HMCA-IMPERIAL nor its clients engage in this practice.

In fiscal 2012, approximately 8.3% of the revenues of HMCA-IMPERIAL’s clients were attributable to Medicare and 1.1% were attributable to Medicaid. In fiscal 2011, approximately 17.4% of the revenues of HMCA-IMPERIAL’s clients were attributable to Medicare and 2.7% were attributable to Medicaid.

Deficit Reduction Act (DRA)

On February 8, 2006, the President signed into law the DRA. Effective January 1, 2007, the DRA provides that Medicare reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) performed in freestanding facilities will be capped. Payment will be the lesser of the Medicare Physician Fee Schedule or the Hospital Outpatient Prospective Payment System (HOPS) rates. Implementation of these reimbursement reductions contained in the DRA has had an adverse effect on our business. In fiscal 2012, however, we were able to counter this effect by increasing our clients’ scan volumes through our vigorous marketing efforts.

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

Health Insurance Portability and Accountability Act

Congress enacted the Health Insurance Portability and Accountability Act of 1996, or HIPAA, in part, to combat healthcare fraud and to protect the privacy and security of patients’ individually identifiable healthcare information. HIPAA, among other things, amends existing crimes and criminal penalties for Medicare fraud and enacts new federal healthcare fraud crimes, including actions affecting non-government healthcare benefit program by means of false or fraudulent representations in connection with the delivery of healthcare services is subject to a fine or imprisonment, or potentially both. In addition, HIPAA authorizes the imposition of civil money penalties against entities that employ or enter into contracts with excluded Medicare or Medicaid program participants if such entities provide services to federal health program beneficiaries. A finding of liability under HIPAA could have a material adverse effect on our business, financial condition and results of operations.

Further, HIPAA requires healthcare providers and their business associates to maintain the privacy and security of individually identifiable protected health information (“PHI”). HIPAA imposes federal standards for electronic transactions, for the security of electronic health information and for protecting the privacy of PHI. The Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), signed into law on February 17, 2009, dramatically expanded, among other things, (1) the scope of HIPAA to now apply directly to “business associates,” or independent contractors who receive or obtain PHI in connection with providing a service to a covered entity, (2) substantive security and privacy obligations, including new federal security breach notification requirements to affected individuals, DHHS and prominent media outlets, of certain breaches of unsecured PHI, (3) restrictions on marketing communications and a prohibition on covered entities or business associates from receiving remuneration in exchange for PHI, and (4) the civil and criminal penalties that may be imposed for HIPAA violations, increasing the annual cap in penalties from $25,000 to $1.5 million per year.

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

Patient Protection and Affordable Care Act

On March 23, 2010, President Obama signed into law healthcare reform legislation in the form of PPACA. The implementation of this law will likely have a profound impact on the healthcare industry. Most of the provisions of PPACA will be phased in over the next four years and can be conceptualized as a broad framework not only to provide health insurance coverage to millions of Americans, but to fundamentally change the delivery of care by bringing together elements of health information technology, evidence-based medicine, chronic disease management, medical “homes,” care collaboration and shared financial risk in a way that will accelerate industry adoption and change. There are also many provisions addressing cost containment, reductions of Medicare and other payments and heightened compliance requirements and additional penalties, which will create further challenges for providers. We are unable to predict the full impact of PPACA at this time due to the law’s complexity and current lack of implementing regulations or interpretive guidance. Moving forward, we believe that the federal government will likely have greater involvement in the healthcare industry than in prior years.

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

HMCA-IMPERIAL's clients generate revenue from patients covered by no-fault insurance and workers' compensation programs. For the fiscal year ended June 30, 2012 approximately 33.8% of our clients’ receipts were from patients covered by no-fault insurance and approximately 3.7% of our client’s receipts were from patients covered by workers’ compensation programs. For the fiscal year ended June 30, 2011, approximately 30.7% of HMCA-IMPERIAL’s clients’ receipts were from patients covered by no-fault insurance and approximately 3.5% of HMCA-IMPERIAL’s clients’ receipts were from patients covered by workers’ compensation programs. In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA-IMPERIAL could be required to modify its business practices and services in ways that could be more costly to HMCA-IMPERIAL or in ways that decrease the revenues which HMCA-IMPERIAL receives from its clients.

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

EMPLOYEES

As of July 1, 2012, we employed 244 persons on a full-time and part-time basis. Of such employees, 4 were engaged in marketing and sales, 9 in research and development, 17 in production, 33 in customer support services, 21 in administration, 102 on site at facilities and offices, 35 performing billing and collection functions managed by HMCA-IMPERIAL and 23 performing transcription services for those facilities.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 2. PROPERTIES

Fonar leases approximately 117,000 square feet of office and plant space at its principal offices in Melville, New York and at one other location in Melville, New York at a current aggregate annual rental rate of $1,336,043, excluding utilities, taxes and other related expenses. The term of one of the leases includes options to renew up through 2016 and the terms of the other leases extend to 2013. Management believes that the premises will be adequate for its current needs. HMCA-IMPERIAL already has consolidated its headquarters with those of Fonar as part of Fonar’s cost cutting program. HMCA-IMPERIAL maintains leased office premises for its clients at the clients’ sites having an aggregate annual rental rate of approximately $849,000 under leases having various terms.

ITEM 3. LEGAL PROCEEDINGS

On or about June 30, 2010, one of Fonar’s customers, Golden Triangle Company, commenced an action against Fonar and certain individual defendants employed or formerly employed by Fonar, in the United States District Court for the Eastern District of New York based on the alleged wrongful failure of Fonar to deliver a scanner in Kuwait. The claim alleges various causes of action including breach of contract, fraud, conspiracy to defraud and conversion. Golden Triangle Company v. Fonar Corporation et al, CV10-2933. Plaintiff contracted with Fonar to purchase a scanner, and paid $1,455,500 in advance. The scanner was never delivered, but Plaintiff never designed a site for delivery either. Alleging other damages, fraud and deceptive trade practices, Plaintiff seeks as much as $5,000,000. Fonar made a motion to dismiss the complaint, the outcome of which left plaintiff with only a cause of action for breach of contract. The claims against the individual officers and employees of Fonar were dismissed. Fonar now has filed its answer, together with a counterclaim alleging that the plaintiff, by attempting to overcharge the end-customer, has damaged Fonar’s reputation and ability to sell in Kuwait. Golden Triangle has replied to Fonar’s counterclaim and the case is now in discovery. The deadline for completing discovery is December 31, 2012.

In addition, we are or were party to additional less significant actions in which the customers are seeking to obtain a return of their deposits for MRI scanners on the grounds that various contingencies failed to materialize. Upright MRI of Chicago, LLC v. Fonar, Circuit Court of Cook County, Illinois ($310,000), Matt Malek Madison v. Fonar, U.S. District Court, Northern District of California ($300,000), and Jack Shapiro v. Fonar Corporation, Supreme Court, Nassau County, New York ($500,000 although the actual deposit was $323,000). In the Upright MRI of Chicago case, the case was settled by an arrangement whereby a third party took over the sales agreement and agreed to pay the original purchaser the down payment it made. In the Madison case, the Court granted summary judgment to Madison for the deposit and prejudgment interest. We appealed the judgment but lost. Inexplicitly, however, the plaintiff has not taken any action to enforce the judgment. As of June 30, 2012, the Company recorded a liability of $372,000 in connection with this judgment. In the Shapiro case, Shapiro, who was also a sales representative for Fonar, and Fonar were attempting to negotiate a settlement, but the plaintiff has served Fonar with discovery demands.

On December 2, 2011, Bonutti Research filed an action filed in U.S. District Court for the Eastern District Court of New York. The complaint alleges that Fonar’s Upright® MRI scanners infringe plaintiff’s patent. Fonar believes plaintiff’s claims are without merit. Fonar believes the claims of the Bonutti patent are invalidated by bibliography of published prior art. In addition the Bonutti invention was never built and does not work for multiple technologic reasons. The plaintiff served the complaint on the last possible day permitted after filing. The defendants obtained an extension of time to answer to May 18, 2012. Subsequently, on or about July 3, 2012, Bonutti hired new substitute counsel and requested a 60 day extension to answer Fonar’s counterclaims and to postpone the initial conference. Bonutti has answered our counterclaims and an initial conference with the magistrate judge has been scheduled. The conference with the court is now scheduled for September 28, 2012. At this point we are unable to assess the amount in controversy as no damages were specified. The patent in question has now expired.

FONAR CORPORATION AND SUBSIDIARIES

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded in the Nasdaq SmallCap market under the National Association of Securities Dealers Automated Quotation System, also referred to as "NASDAQ", symbol FONR. The following table sets forth the high and low trades reported in NASDAQ System for the periods shown.

Fiscal Quarter	High	Low
January - March 2010	3.81	1.19
April - June 2010	2.24	1.40
July - September 2010	1.94	1.31
October - December 2010	2.29	1.00
January - March 2011	2.57	1.25
April - June 2011	3.20	1.65
July - September 2011	2.70	1.63
October - December 2011	2.16	1.36
January - March 2012	2.89	1.68
April - June 2012	6.80	2.68
July - September 14, 2012	4.12	3.02

On September 6, 2012, we had approximately 2,652 stockholders of record of our Common Stock, 12 stockholders of record of our Class B Common Stock, 3 stockholders of record of our Class C Common Stock and 2,456 stockholders of record of our Class A Non-voting Preferred Stock.

At the present time, the only class of our securities for which there is a market is the Common Stock.

We paid cash dividends in fiscal 1998 and the first three quarters of fiscal 1999 on monies we received from the enforcement of our patents. Except for these dividends, we have not paid any cash dividends. Except for these dividends, we expect that we will retain earnings to finance the development and expansion of our business for the foreseeable future.

FONAR CORPORATION AND SUBSIDIARIES

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

Fonar's principal MRI products are its Stand-Up®/Upright® MRI and Fonar 360™ MRI scanners. The Stand-Up® MRI allows patients to be scanned for the first time under weight-bearing conditions. The Stand-Up® MRI is the only MRI capable of producing images in the weight-bearing state.

At 0.6 Tesla field strength, the Upright® MRI and Fonar 360™ magnets are among the highest field open MRI scanners in the industry, offering non-claustrophobic MRI together with high-field image quality. Fonar’s open MRI scanners were the first high field strength open MRI scanners in the industry.

HMCA-IMPERIAL commenced operations in July, 1997 and generates revenues from providing comprehensive management services, including development, administration, accounting, billing and collection services, together with office space, medical equipment, supplies and non-medical personnel to its clients. Revenues are in the form of fees which are earned under contracts with HMCA-IMPERIAL’s clients. Since July 2005, HMCA-IMPERIAL has engaged only in the management of MRI facilities.

For the fiscal years ended June 30, 2012 and June 30, 2011, 32.2% and 33.6%, respectively, of HMCA-IMPERIAL’s revenues were derived from contracts with facilities owned by Dr. Raymond V. Damadian, the President of Fonar and HMCA-IMPERIAL and principal stockholder of Fonar. The agreements with these MRI facilities are for one-year terms which renew automatically on an annual basis, unless terminated. The fees for the sites owned by Dr. Damadian in Florida are flat monthly fees ranging from $194,051 to $241,266. The balance of HMCA-IMPERIAL’s revenues are derived from contracts with MRI facilities purchased by Dr. Robert Diamond from Dr. Damadian. The MRI facilities owned by Dr. Diamond are charged a flat fee, pursuant to contracts executed in connection with the sale of the MRI facilities at the end of fiscal 2007. The fees are reviewed and if appropriate, adjusted on an annual basis by mutual agreement. During fiscal 2012, these fees ranged from $100,000 per month to $241,000 per month.

Industry Updates

For services for which we bill Medicare directly, we are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene.

For 2010, the Centers for Medicare and Medicaid Services (“CMS”) projected a rate reduction of 21.2% in the absence of Congressional intervention. However, over the course of the first six months of 2010, various temporary solutions were enacted by Congress which resulted in delaying any such change to the physician fee schedule. Ultimately, a 2.2% increase in the conversion factor was passed by Congress effective June 1, 2010, further delaying the pending 21.2% conversion factor reduction to November 30, 2010. On November 2, 2010, CMS released the calendar year 2011 Medicare Physician Fee Schedule. Again, the rule would have significantly reduced physician fee schedule payments in 2011 had Congress not acted by passing the Physician Payment and Therapy Relief Act of 2010 and the Medicare and Medicaid Extenders Act of 2010, which together continued the 2.2% update from June 2010 through December 31, 2011. Similarly, the calendar year 2012 Medicare Physician Fee Schedule provided for a 27.4% decrease to the physician fee schedule which was averted by Congress passing the Middle Class Tax Relief and Job Creation Act of 2012. While Congress has historically provided temporary relief from the formula-driven reductions in the conversion factor, it cannot be guaranteed that Congress will act to provide relief in the future. The failure of Congress to act could adversely impact our revenues and results of operations.

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

A number of other legislative changes impact our physician management and diagnostic services business. For example, beginning on January 1, 2007, the DRA imposed caps on Medicare payment rates for certain imaging services furnished in physician’s offices and other non-hospital based settings. Under the cap, payments for specified imaging services cannot exceed the hospital outpatient payment rates for those services. The limitation is applicable only to the technical components of the diagnostic imaging services. CMS issues on an annual basis the hospital outpatient prospective payment rates, which are used to develop the caps. If the technical component of the service established under the Physician Fee Schedule (without including geographic adjustments) exceeds the hospital outpatient payment amount for the service (also without including geographic adjustments), then the payment is to be reduced. In other words, in those instances where the technical component for the particular service is greater for the non-hospital site, the DRA directs that the hospital outpatient payment rate be substituted for the otherwise applicable Physician Fee Schedule payment rate.

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

Regulatory updates to payment rates for which we bill the Medicare program directly are published annually by CMS. For payments under the Physician Fee Schedule for calendar year 2010, CMS changed the way it calculates components of the Medicare Physician Fee Schedule. First, CMS reduced payment rates for certain diagnostic services using equipment costing more than $1 million through revisions to usage assumptions from the current 50% usage rate to a 90% usage rate. This change applied to MRI and CT scans. However, for certain diagnostic services performed on or after January 1, 2011, the Reconciliation Act reduces the assumed usage rate for such equipment from CMS’s current rate of 90% to a rate of 75%, resulting in an increase in payment rates for such services.

Recent global market and economic conditions have been unprecedented. Concerns about the potential long-term and widespread recession, weak recovery, inflation, energy costs, geopolitical issues, the availability and cost of credit, the United States mortgage market and a declining real estate market in the United States have contributed to increased market volatility and diminished expectations for the United States economy. These conditions, combined with declining business and consumer confidence and increased unemployment, have contributed to unusual volatility. At this time, it is unclear what impact this might have on our future revenues or business.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2012, we recorded a valuation allowance which reduced our deferred tax assets to equal our deferred tax liability.

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

RESULTS OF OPERATIONS. FISCAL 2012 COMPARED TO FISCAL 2011

In fiscal 2012, we experienced a net income of $6.9 million on revenues of $39.4 million, as compared to net income of $3.3 million on revenues of $33.1 million for fiscal 2011. This represents an increase in revenues of 19.0%. Increased management fees of 35.3% was the principal factor accounting for the increased revenues of the Company. Related party management fees increased by 29.5%. In addition, total costs and expenses increased by 9.9%. Our consolidated operating results improved by $3.4 million to an operating income of $7.2 million for fiscal 2012 as compared to an operating income of $3.8 million for fiscal 2011.

Discussion of Operating Results of Medical Equipment Segment

Fiscal 2012 Compared to Fiscal 2011

Revenues attributable to our medical equipment segment increased by 5% to $18.7 million in fiscal 2012 from $17.8 million in fiscal 2011, with product sales revenues increasing 3.6% from $6.7 million in fiscal 2011 to $6.9 million in fiscal 2012. Service revenue increased from $11.1 million in fiscal 2011 to $11.8 million in fiscal 2012.

The Upright® MRI is unique in that it permits MRI scans to be performed on patients upright in the weight-bearing state and in multiple positions that correlate with symptoms. An important event in our ongoing effort to educate both the medical community and payors about the benefits, if not necessity, of utilizing Upright® MRI scanning, occurred in fiscal 2007 when we sold an Upright® MRI scanner to the largest orthopedic hospital in the Netherlands, St. Maartenskliniek. Upon placing the order, the Chairman of Spine Surgery at St. Maartenskliniek expressed the view that for their hospital to continue to engage in spine surgery without Fonar’s Upright® MRI technology, now that it was available was “unacceptable” and that owning the scanner “was not optional, but mandatory”. He further stated that “once our active research program has discovered the benefits of this new Fonar technology for patients, we intend to publish the results in a lot of peer reviewed scientific journals”.

Product sales to unrelated parties increased by 3.6% in fiscal 2012 from $6.7 million in fiscal 2011 to $6.9 million in fiscal 2012. There were no product sales to related parties in fiscal 2012 or 2011.

We believe that one of our principal challenges in achieving greater market penetration is attributable to the better name recognition and larger sales forces of our larger competitors such as General Electric, Siemens, Hitachi, Philips and Toshiba and the ability of some of our competitors to offer attractive financing terms through affiliates, such as G.E. Capital. Nevertheless, no other competitor offers a whole body weight-bearing multi-position MRI scanner as the FONAR Upright® MRI.

The operating results for the medical equipment segment increased by $1.3 million from income of $1.4 million in 2011 to income of $2.7 million in fiscal 2012. This increase is attributable most significantly to a decrease in our operating expenses.

We recognized revenues of $6.3 million from the sale of our Upright® MRI scanners in fiscal 2012, while in fiscal 2011, we recognized revenues of $5.3 million from the sale of Upright® MRI scanners.

None of our revenues for fiscal 2012 or fiscal 2011 were attributable to sales to related parties.

Research and development expenses, net of capitalized costs, decreased by 13.7% to $1.2 million in fiscal 2012 as compared to $1.4 million in fiscal 2011. Our expenses for fiscal 2012 represented continued research and development of Fonar’s scanners, Fonar’s new hardware and software product, Sympulse™ and new surface coils to be used with the Upright® MRI scanner.

Discussion of Operating Results of Physician and Diagnostic Services Management Segment.

Fiscal 2012 Compared to Fiscal 2011

Revenues attributable to the Company's physician and diagnostic services management segment, HMCA-IMPERIAL, increased by 35% to $20.7 million in fiscal 2012 from $15.3 million in fiscal 2011. The increase in revenues was primarily due to the renegotiation of some of the contracts between HMCA-IMPERIAL and its clients and the recognition of $1.8 million in revenues from Health Diagnostics, LLC. All of the MRI facilities managed by HMCA-IMPERIAL have Upright® MRI scanners.

Cost of revenues as a percentage of the related revenues for our physician and diagnostic services management segment increased from $9.7 million or 63.4% of related revenues for the year ended June 30, 2011 to $12.3 million, or 59.4% of related revenue for the year ended June 30, 2012.

Operating results of this segment increased from operating income of $2.4 million in fiscal 2011 to operating income of $4.5 million in fiscal 2012. We believe that our efforts to expand and improve the operation of our physician and diagnostic services management segment are directly responsible for the profitability of this segment and our company as a whole.

Discussion of Certain Consolidated Results of Operations

Fiscal 2012 Compared to Fiscal 2011

Interest and investment income increased in 2012 compared to 2011. We recognized interest income of $243,254 in 2012 as compared to $228,174 in fiscal 2011, representing a increase of 6.6%.

Interest expense of $478,663 was recognized in fiscal 2012, as compared to $518,532 in fiscal 2011, representing a decrease of 7.7%.

While revenue increased by 19.0%, selling, general and administrative expenses, increased by only 3.4% to $8.7 million in fiscal 2012 from $8.4 million in fiscal 2011.

Compensatory element of stock issuances decreased from approximately $204,000 in fiscal 2011 to $180,000 in fiscal 2012, reflecting a decrease in Fonar’s use of its stock bonus plans to pay employees and others.

The higher provision for bad debts of $1.1 million in fiscal 2012 as compared to $963,000 in fiscal 2011, reflected an increase in reserves for certain indebtedness in fiscal 2012 by our physician and diagnostic services management segment. In fiscal 2012, the three Florida sites managed by HMCA-IMPERIAL jointly and severally guaranteed the payment of their management fees to HMCA-IMPERIAL, further securing HMCA-IMPERIAL’s management fee receivables.

Revenue from service and repair fees increased from $11.1 million in fiscal 2011 to $11.8 million in fiscal 2012 as scanners previously under warranty entered into service agreements with FONAR.

Continuing our tradition as the originator of MRI, we remain committed to maintaining our position as the leading innovator of the industry through investing in research and development. In fiscal 2012 we continued our investment in the development of our new MRI scanners, together with software and upgrades, with an investment of $1,242,656 in research and development, none of which was capitalized, as compared to $1,507,290, $67,258 of which was capitalized, in fiscal 2011. The research and development expenditures were approximately 6.6% of revenues attributable to our medical equipment segment and 3.2% of total revenues in 2012, and 8.1% of medical equipment segment revenues and 4.3% of total revenues in fiscal 2011. This represented a 13.7% decrease in research and development expenditures in fiscal 2012 as compared to fiscal 2011. Notwithstanding the decrease in research and development expenditures in connection with our overall cost cutting programs, we remain fully committed to developing new features, software and upgrades to improve its products.

The physician and diagnostic services management segment, HMCA-IMPERIAL, revenues increased, from $15.3 in fiscal 2011 to $20.7 million in fiscal 2012. This is primarily attributable to increased revenue received by HMCA-IMPERIAL from its contracts with its clients.

We have been taking steps to improve HMCA-IMPERIAL revenues by our marketing efforts, which focus on the unique capability of our Upright® MRI scanners to scan patients in different positions. We have also been increasing the number of health insurance plans in which our clients participate.

Marketing expenditures may increase, as the Company continues its efforts to promote sales.

Our management fees are dependent on collection by our clients of fees from reimbursements from Medicare, Medicaid, private insurance, no fault and workers’ compensation carriers, self–pay and other third-party payors. The health care industry is experiencing the effects of the federal and state governments’ trend toward cost containment, as governments and other third-party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with providers. The cost-containment measures, consolidated with the increasing influence of managed-care payors and competition for patients, have resulted in reduced rates of reimbursement for services provided by our clients from time to time. Our future revenues and results of operations may be adversely impacted by future reductions in reimbursement rates.

Certain third-party payors have proposed and implemented changes in the methods and rates of reimbursement that have had the effect of substantially decreasing reimbursement for diagnostic imaging services that HMCA-IMPERIAL’s clients provide. To the extent reimbursement from third-party payors is reduced, it will likely have an adverse impact on the rates they pay us, as they would need to reduce the management fees they pay HMCA-IMPERIAL to offset such decreased reimbursement rates. Furthermore, many commercial health care insurance arrangements are changing, so that individuals bear greater financial responsibility through high deductible plans, co-insurance and higher co-payments, which may result in patients delaying or foregoing medical procedures. We expect that any further changes to the rates or methods of reimbursement for services, which reduce the reimbursement per scan of our clients may partially offset the increases in scan volume we are working to achieve for our clients, and indirectly will result in a decline in our revenues.

In 2009, the Obama administration announced its intentions for healthcare reform in the United States. Legislation adopting healthcare reform was passed in 2010. On March 23, 2010, President Obama signed into law healthcare reform legislation in the form of the Patient Protection and Affordable Care Act, or PPACA. The implementation of this law will likely have a profound impact on the healthcare industry, most of which will be experienced in 2013 and thereafter. Healthcare cost containment, reductions of Medicare and other payments, and increased regulation will present additional challenges for healthcare providers. We are unable to predict the full impact of PPACA at this time, but anticipate the possibility that it may reduce the profitability of both our medical equipment segment and physician and diagnostic services management segment. In addition there are also political uncertainties which may result in the repeal or modification of PPACA or the adoption of alternative medical cost containment and insurance requirements.

In addition, the use of radiology benefit managers, or RBM’s has increased in recent years. It is common practice for health insurance carriers to contract with RBMs to manage utilization of diagnostic imaging procedures for their insureds. In many cases, this leads to lower utilization of imaging procedures based on a determination of medical necessity. The efficacy of RBMs is still a high controversial topic. We cannot predict whether the healthcare legislation or the use of RBMs will negatively impact our business, but it is possible that our financial position and results of operations could be negatively affected.

At the present time healthcare reform has not directly affected our business, but we believe uncertainty as to the ultimate impact of healthcare reform, taxes, and the state of the economy have hurt our scanner sales.

As a result of our loss for fiscal 2010, Fonar did not meet NASDAQ’s criteria for continued listing. During fiscal 2011 Fonar was able to avoid delisting and to come into compliance with NASDAQ’s requirements and has remained in compliance during fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities increased by 30.0% from $9.3 million at June 30, 2011 to $12.0 million at June 30, 2012.

Marketable securities approximated $32,000 as of June 30, 2012, as compared to $33,000 as of June 30, 2011.

Cash provided by operating activities for fiscal 2012 approximated $7.4 million. Cash provided by operating activities was attributable to the net income of $6.9 million.

Cash used in investing activities for fiscal 2012 approximated $1.2 million. The principal uses of cash from investing activities were purchases of property and equipment of $1.1 million, and costs of patents of $146,000.

Cash used in financing activities for fiscal 2012 approximated $3.4 million. The principal uses of cash in financing activities was the repayment of loans and capital lease obligations of $1.4 million, distributions to non-controlling interests of $1.1 million and a redemption to non-controlling interests of $1.2 million.

Total liabilities decreased by 12.4% during fiscal 2012, from approximately $25.7 million at June 30, 2011 to approximately $22.5 million at June 30, 2012.

As at June 30, 2012, our obligations included approximately $2.8 million in various state sales taxes.

At June 30, 2012, we had working capital of approximately $4.8 million as compared to working capital of $576,000 at June 30, 2011, and stockholders’ equity of $11.1 million at June 30, 2012 as compared to stockholders’ equity of $5.9 million at June 30, 2011. For the year ended June 30, 2012, we realized a net income of $6.9 million.

Our principal sources of liquidity has been derived from investments and revenues.

Our business plan includes an program for manufacturing and selling our Upright® MRI scanners. In addition, we are enhancing our revenue by participating in the physician and diagnostic services management business through our subsidiary, HMCA-IMPERIAL and have upgraded the facilities which it manages, most significantly by the replacement of the original MRI scanners with new Upright® MRI scanners. Presently, all of the 11 MRI facilities managed by HMCA-IMPERIAL are equipped with Upright® MRI scanners. We have also intensified our marketing activities through the hiring of additional marketers for HMCA-IMPERIAL’s clients.

Our business plan also calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from our installed base of scanners were $11.1 million for the year ended June 30, 2011 and $11.8 million for the year ended June 30, 2012.

In order to reduce our net losses and demands on our cash and other liquid reserves, we instituted an aggressive program of cost cutting during and following the end of fiscal 2008. These measures included consolidating HMCA-IMPERIAL’s office space with Fonar’s office space, reductions in the size of our workforce, compensation and benefits, as well as across the board reduction of expenses. The cost reductions were intended to enable us to withstand periods of low volumes of MRI scanner sales, by keeping expenditures at levels which, if necessary, can be supported by service revenues and HMCA-IMPERIAL revenues. We are also seeking equity and debt financing and have been engaged in discussions with several possible sources.

In order to promote sales, we are continuing to focus on marketing campaigns to strengthen the demand for our products and services. Management anticipates that Fonar’s capital resources will continue to improve if Fonar’s MRI scanner products gain wider market recognition and acceptance resulting in both increased product sales and scan volumes. If we are not successful with our marketing efforts to increase sales, we will experience a shortfall in cash, and it will be necessary to reduce operating expenses or obtain funds through equity or debt financing in sufficient amounts to avoid the need to curtail our operations subsequent to June 30, 2013. Current economic credit conditions have contributed to a slowing business environment. Given such liquidity and credit constraints in the markets, the business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that we would be able to secure additional funds if needed and that if such funds were available, whether the terms or conditions would be acceptable to us. In such case, the reduction in operating expenses might need to be substantial in order for us to generate positive cash flow to sustain our operations.

If we are unable to meet expenditures with revenues or financing then it will be necessary to reduce expenses further, or seek other sources of funds through the issuance of debt or equity financing in order to conduct operations as now conducted subsequent to fiscal 2013.

Capital expenditures for fiscal 2012 approximated $1.2 million. Capitalized patent costs were approximately $146,000. Purchases of property and equipment were approximately $1.1 million.

Fonar has not committed to making capital expenditures in the 2013 fiscal year.

The Company believes that its business plan has been responsible for the past two consecutive fiscal years of profitability (fiscal 2012 and fiscal 2011) and that its capital resources will be adequate to support operations at current levels through June 30, 2013. In fiscal 2010 and prior years, however, the Company also experienced losses and periods of working capital deficits. The future effects on our business of healthcare reform legislation, the Deficit Reduction Act, the tax on sales of medical equipment and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes. Consequently, we have not recorded a deferred tax asset as a result of our carry-forward tax losses since we presently believe that it is more likely than not that we will not be able to utilize all of these losses in the short term.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Fonar’s investments in fixed rate instruments. None of the fixed rate instruments in which we invest extend beyond June 30, 2013.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

See Note 11 to the consolidated Financial Statements for information on long-term debt.

Item 8.

FINANCIAL STATEMENTS

FONAR CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CONSOLIDATED BALANCE SHEETS At June 30, 2012 and 2011
CONSOLIDATED STATEMENTS OF INCOME For the Years Ended June 30, 2012 and 2011
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME For the Years Ended June 30, 2012 and 2011
CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended June 30, 2012 and 2011
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Fonar Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Fonar Corporation and Subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fonar Corporation and Subsidiaries, as of June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum, LLP

New York, New York

September 28, 2012

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2012	2011
Current Assets:
Cash and cash equivalents	$12,032,015	$9,251,244
Accounts receivable – net of allowances for doubtful accounts of $1,852,987 and $1,777,794 at June 30, 2012 and 2011, respectively	5,094,687	5,263,903
Management and other fees receivable – net of allowances for doubtful accounts of $7,458,345 and $6,508,345 at June 30, 2012 and 2011, respectively	3,781,635	3,308,456
Management and other fees receivable – related medical practices – net of allowances for doubtful accounts of $403,047 at June 30, 2012 and 2011	1,311,195	1,668,880
Costs and estimated earnings in excess of billings on uncompleted contracts	1,128,596	169,443
Inventories	2,194,949	2,400,240
Current portion of note receivable – net of allowances for doubtful accounts of $65,000 at June 30, 2012 and 2011	116,016	114,058
Prepaid expenses and other current assets	206,328	384,437
Total Current Assets	25,865,421	22,560,661
Property and Equipment – Net	3,173,447	3,769,424
Notes Receivable	275,966	358,769
Other Intangible Assets – Net	3,835,179	4,318,311
Other Assets	465,455	573,509
Total Assets	$33,615,468	$31,580,674

 See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES

	June 30,
	2012	2011
Current Liabilities:
Current portion of long-term debt and capital leases	$1,853,623	$2,025,836
Accounts payable	2,076,846	2,187,115
Other current liabilities	7,693,241	8,236,105
Unearned revenue on service contracts	5,474,614	5,762,394
Customer advances	3,881,284	4,845,794
Billings in excess of costs and estimated earnings on uncompleted contracts	—	4,045
Income tax payable	100,000	75,000
Total Current Liabilities	21,079,608	23,136,289
Long-Term Liabilities:
Accounts payable	47,600	102,000
Due to related medical practices	228,741	228,267
Long-term debt and capital leases, less current portion	777,274	1,746,286
Other liabilities	400,714	502,018
Total Long-Term Liabilities	1,454,329	2,578,571
Total Liabilities	22,533,937	25,714,860

Commitments, Contingencies and Other Matters

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

STOCKHOLDERS' EQUITY

	June 30,
	2012	2011
Stockholders' Equity:
Class A non-voting preferred stock $.0001 par value; 453,000 shares authorized at June 30, 2012 and June 30, 2011, 313,438 issued and outstanding at June 30, 2012 and 2011	$31	$31
Preferred stock $.001 par value; 567,000 shares authorized at June 30, 2012 and 2011, issued and outstanding – none	—	—
Common stock $.0001 par value; 8,500,000 shares authorized at June 30, 2012 and June 30, 2011, 5,912,905 and 5,636,571 issued at June 30, 2012 and 2011, respectively; 5,901,262 and 5,624,928 outstanding at June 30, 2012 and 2011, respectively	590	562
Class B common stock (10 votes per share) $.0001 par value; 227,000 shares authorized at June 30, 2012 and June 30, 2011, 158 issued and outstanding at June 30, 2012 and 2011	—	—
Class C common stock (25 votes per share) $.0001 par value; 567,000 shares authorized at June 30, 2012 and June 30, 2011, 382,513 issued and outstanding at June 30, 2012 and 2011	38	38
Paid-in capital in excess of par value	174,084,007	173,476,059
Accumulated other comprehensive loss	(19,534)	(16,179)
Accumulated deficit	(168,333,958)	(174,110,439)
Notes receivable from employee stockholders	(70,813)	(115,305)
Treasury stock, at cost – 11,643 shares of common stock at June 30, 2012 and 2011	(675,390)	(675,390)
Non controlling interests	6,096,560	7,306,437
Total Stockholders' Equity	11,081,531	5,865,814
Total Liabilities and Stockholders' Equity	$33,615,468	$31,580,674

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended June 30,
	2012	2011
Revenues
Product sales – net	$6,922,465	$6,682,297
Service and repair fees – net	11,674,541	10,936,839
Service and repair fees – related parties – net	110,000	192,500
Management and other fees - net	14,060,275	10,170,086
Management and other fees – related medical practices – net	6,677,138	5,154,673
Total Revenues – Net	39,444,419	33,136,395
Costs and Expenses
Costs related to product sales	5,387,923	5,768,601
Costs related to service and repair fees	3,453,116	2,936,435
Costs related to service and repair fees – related parties	32,536	51,684
Costs related to management and other fees	8,733,823	6,781,638
Costs related to management and other fees – related medical practices	3,588,282	2,941,192
Research and development	1,242,656	1,440,032
Selling, general and administrative, inclusive of compensatory element of stock issuances of $180,418 and $204,486 for the years ended June 30, 2012 and 2011, respectively	8,749,090	8,462,335
Provision for bad debts	1,050,442	963,009
Total Costs and Expenses	32,237,868	29,344,926
Income from Operations	7,206,551	3,791,469
Other Income and (Expenses):
Interest expense	(478,663)	(514,703)
Interest expense – related parties	—	(3,829)
Investment income	243,254	226,610
Interest income – related parties	—	1,564
Other income (expense) – net	45,056	(116,617)
Income Before Provision For Income Taxes and Non Controlling Interests	7,016,198	3,384,494
Provision for Income Taxes	141,125	75,475
Net Income	$6,875,073	$3,309,019
Net Income – Non Controlling Interests	(1,098,592)	(148,109)
Net Income – Controlling Interests	$5,776,481	$3,160,910

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended June 30,
	2012	2011
Net Income Available to Common Stockholders	$5,392,212	$2,941,026
Net Income Available to Class A Non-Voting Preferred Stockholders	$286,406	$163,886
Net Income Available to Class C Common Stockholders	$97,863	$55,998
Basic Net Income Per Common Share Available to Common Stockholders	$0.93	$0.56
Diluted Net Income Per Common Share Available to Common Stockholders	$0.91	$0.55
Basic and Diluted Income Per Share – Common C	$0.26	$0.15
Weighted Average Basic Shares Outstanding – Common Stockholder	5,778,695	5,264,795
Weighted Average Diluted Shares Outstanding – Common Stockholder	5,906,199	5,392,299
Weighted Average Basic Shares Outstanding – Class C Common	382,513	382,513
Weighted Average Diluted Shares Outstanding – Class C Common	382,513	382,513

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

	Class A Non-Voting Preferred	Common Stock
	Stock	Shares	Amount
Balance - June 30, 2010	$31	4,974,207	$497
Net income	—	—	—
Other comprehensive loss, net of tax:Unrealized gains on securities arising during the year, net of tax	—	—	—
Stock issued to employees under stock bonus plans	—	128,803	13
Issuance of stock for goods and services	—	521,918	52
Capital contribution in Fair Haven acquisition	—	—	—
Payments on notes receivable from employee stockholders	—	—	—
Proceeds from non controlling interests	—	—	—
Distributions to non controlling interests	—	—	—
Purchase of non controlling interest	—	—	—
Effect of change from equity method to consolidation of investment (Note 10)	—	—	—
Balance - June 30, 2011	$31	5,624,928	$562
Net income	—	—	—
Other comprehensive loss, net of tax: Unrealized losses on securities arising during the year, net of tax	—	—	—
Stock issued to employees under stock bonus plans	—	58,334	6
Issuance of stock for goods and services	—	218,000	22
Payments on notes receivable from employee stockholders	—	—	—
Redemption of non controlling interests	—	—	—
Distributions to non controlling interests	—	—	—
Sale to non controlling interest	—	—	—
Proceeds from non controlling interest	—	—	—
Balance - June 30, 2012	$31	5,901,262	$590

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

	Class B Common Stock	Class C Common Stock	Paid-in Capital in Excess of Par Value
	Shares
Balance - June 30, 2010	158	$38	$172,379,863
Net income	—	—	—
Other comprehensive loss, net of tax: Unrealized gains on securities arising during the year, net of tax	—	—	—
Stock issued to employees under stock bonus plans	—	—	204,473
Issuance of stock for goods and services	—	—	862,759
Capital contribution in Fair Haven acquisition	—	—	28,964
Payments on notes receivable from employee stockholders	—	—	—
Proceeds from non controlling interests	—	—	—
Distributions to non controlling interests	—	—	—
Purchase of non controlling interest	—	—	—
Effect of change from equity method to consolidation of investment (Note 10)	—	—	—
Balance - June 30, 2011	158	$38	$173,476,059
Net income	—	—	—
Other comprehensive loss, net of tax: Unrealized losses on securities arising during the year, net of tax	—	—	—
Stock issued to employees under stock bonus plans	—	—	180,412
Issuance of stock for goods and services	—	—	427,536
Payments on notes receivable from employee stockholders	—	—	—
Redemption of non controlling interests	—	—	—
Distributions to non controlling interests	—	—	—
Sale to non controlling interest	—	—	—
Proceeds from non controlling interest	—	—	—
Balance - June 30, 2012	158	$38	$174,084,007

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

	Treasury Stock	Notes Receivable From Employee Stockholders	Accumulated Other Comprehensive Loss
Balance - June 30, 2010	$(675,390)	$(191,167)	$(18,489)
Net income	—	—	—
Other comprehensive loss, net of tax: Unrealized gains on securities arising during the year, net of tax	—	—	2,310
Stock issued to employees under stock bonus plans	—	—	—
Issuance of stock for goods and services	—	—	—
Capital contribution in Fair Haven acquisition	—	—	—
Payments on notes receivable from employee stockholders	—	75,862	—
Proceeds from non controlling interests	—	—	—
Distributions to non controlling interests	—	—	—
Purchase of non controlling interest	—	—	—
Effect of change from equity method to consolidation of investment (Note 10)	—	—	—
Balance - June 30, 2011	$(675,390)	$(115,305)	$(16,179)
Net income	—	—	—
Other comprehensive loss, net of tax: Unrealized losses on securities arising during the year, net of tax	—	—	(3,355)
Stock issued to employees under stock bonus plans	—	—	—
Issuance of stock for goods and services	—	—	—
Payments on notes receivable from employee stockholders	—	44,492	—
Redemption of non controlling interests	—	—	—
Distributions to non controlling interests	—	—	—
Sale to non controlling interest	—	—	—
Proceeds from non controlling interest	—	—	—
Balance – June 30, 2012	$(675,390)	$(70,813)	$(19,534)

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

	Accumulated Deficit	Non Controlling Interests
Balance - June 30, 2010	$(177,271,349)	$—
Net income	3,160,910	148,109
Other comprehensive loss, net of tax: Unrealized gains on securities arising during the year, net of tax	—	—
Stock issued to employees under stock bonus plan	—	—
Issuance of stock for goods and services	—	—
Capital contribution in Fair Haven acquisition	—	—
Payments on notes receivable from employee stockholders	—	—
Proceeds from non controlling interests	—	6,700,000
Distributions to non controlling interests	—	(22,500)
Purchase of non controlling interest	—	(10,500)
Effect of change from equity method to consolidation of investment (Note 10)	—	491,328
Balance - June 30, 2011	$(174,110,439)	$7,306,437
Net income	5,776,481	1,098,592
Other comprehensive loss, net of tax: Unrealized losses on securities arising during the year, net of tax	—	—
Stock issued to employees under stock bonus plans	—	—
Issuance of stock for goods and services	—	—
Payments on notes receivable from employee stockholders	—	—
Redemption of non controlling interests	—	(1,200,000)
Distributions to non controlling interests	—	(1,135,000)
Sale to non controlling interest	—	10,500
Proceeds from non controlling interest	—	16,031
Balance – June 30, 2012	$(168,333,958)	$6,096,560

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2012 and 2011

	Total	Comprehensive Income
Balance - June 30, 2010	$(5,775,966)	$—
Net income	3,309,019	3,309,019
Other comprehensive loss, net of tax: Unrealized gains on securities arising during the year, net of tax	2,310	2,310
Stock issued to employees under stock bonus plans	204,486	—
Issuance of stock for goods and services	862,811	—
Capital contribution in Fair Haven acquisition	28,964	—
Payments on notes receivable from employee stockholders	75,862	—
Proceeds from non controlling interests	6,700,000	—
Distributions to non controlling interests	(22,500)	—
Purchase of non controlling interest	(10,500)	—
Effect of change from equity method to consolidation of investment (Note 10)	491,328	—
Balance - June 30, 2011	$5,865,814	$3,311,329
Net income	6,875,073	6,875,073
Other comprehensive loss, net of tax: Unrealized losses on securities arising during the year, net of tax	(3,355)	(3,355)
Stock issued to employees under stock bonus plans	180,418	—
Issuance of stock for goods and services	427,558	—
Payments on notes receivable from employee stockholders	44,492	—
Redemption of non controlling interests	(1,200,000)	—
Distributions to non controlling interests	(1,135,000)	—
Sale to non controlling interest	10,500	—
Proceeds from non controlling interest	16,031
Balance – June, 2012	$11,081,531	$6,871,781

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,875,073	$3,309,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,230,250	2,073,006
Abandoned patents written off	76,231	79,958
Provision for bad debts	1,050,442	963,009
Compensatory element of stock issuances	180,418	204,486
Stock issued for costs and expenses	427,558	862,811
(Increase) decrease in operating assets, net:
Accounts and management fee receivables	(996,720)	(1,550,287)
Notes receivable	80,845	(336,717)
Costs and estimated earnings in excess of billings on uncompleted contracts	(959,153)	107,941
Inventories	205,291	425,971
Prepaid expenses and other current assets	177,593	200,894
Other assets	108,054	(57,724)
Advances and notes to related parties medical practices	—	83,423
Increase (decrease) in operating liabilities, net:
Accounts payable	(164,669)	(1,012,493)
Other current liabilities	(830,644)	699,929
Customer advances	(964,510)	32,467
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,045)	(2,739,353)
Other liabilities	(101,304)	27,255
Due to related medical practices	474	(299,624)
Income tax payable	25,000	75,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,416,184	3,148,971

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2012	2011
CASH FLOWS FROM INVESTING ACTIVITIES
Sales of marketable securities	$(2,839)	$(2,608)
Purchases of property and equipment	(1,081,209)	(532,562)
Costs of capitalized software development	—	(67,258)
Cash acquired from business combination	—	290,102
Cost of patents	(146,163)	(135,210)
NET CASH USED IN INVESTING ACTIVITIES	(1,230,211)	(447,536)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from non controlling interests	—	6,700,000
Proceeds from debt	246,000	—
Repayment of borrowings and capital lease obligations	(1,387,225)	(1,492,546)
Repayment of notes receivable from employee stockholders	44,492	75,862
Distributions to non controlling interests	(1,135,000)	(22,500)
Redemption of non controlling interests	(1,200,000)	—
Purchase of non controlling interest	—	(10,500)
Proceeds from non controlling interest	16,031	—
Sale to non controlling interest	10,500	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,405,202)	5,250,316
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,780,771	7,951,751
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	9,251,244	1,299,493
CASH AND CASH EQUIVALENTS – END OF YEAR	$12,032,015	$9,251,244

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

NOTE 1 - DESCRIPTION OF BUSINESS AND LIQUIDITY AND CAPITAL RESOURCES

Description of Business

FONAR Corporation (the “Company” or “FONAR”) is a Delaware corporation, which was incorporated on July 17, 1978. FONAR is engaged in the research, development, production and marketing of medical scanning equipment, which uses principles of Magnetic Resonance Imaging ("MRI") for the detection and diagnosis of human diseases. In addition to deriving revenues from the direct sale of MRI equipment, revenue is also generated from our installed-base of customers through our service and upgrade programs.

FONAR, through its wholly-owned subsidiary Health Management Corporation of America ("HMCA") provides comprehensive management services to diagnostic imaging facilities. The services provided by the Company include development, administration, leasing of office space, facilities and medical equipment, provision of supplies, staffing and supervision of non-medical personnel, legal services, accounting, billing and collection and the development and implementation of practice growth and marketing strategies. As of June 30, 2012, Imperial manages 11 diagnostic imaging facilities located in states of New York and Florida.

During May 2011, HMCA contributed all of its assets together with its liabilities to a newly formed limited liability company, Imperial Management Services, LLC (“Imperial”).

On October 1, 2010, the Company purchased 100% of the stock of Fair Haven Services Inc., an entity wholly owned by Raymond Damadian. The entity is in the business of leasing medical equipment to various unrelated PC’s.

Liquidity

At June 30, 2012, the Company had working capital of approximately $4.8 million as compared to working capital of $576,000 at June 30, 2011, and stockholders’ equity of $11.1 million at June 30, 2012 as compared to stockholders’ equity of $5.9 million at June 30, 2011. For the year ended June 30, 2012, we realized a net income of $6.9 million.

The Company believes that its business plan has been responsible for the past two consecutive fiscal years of profitability (fiscal 2012 and fiscal 2011) and that its capital resources will be adequate to support operations at current levels through June 30, 2013. In fiscal 2010 and prior years, however, the Company also experienced losses and periods of working capital deficits. The future effects on our business of healthcare reform legislation, the Deficit Reduction Act, the tax on sales of medical equipment and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

In order to promote sales, the Company is continuing to focus on marketing campaigns to strengthen the demand for our products and services. Management anticipates that the Company’s capital resources will continue to improve if the Company’s MRI scanner products gain wider market recognition and acceptance resulting in both increased product sales and scan volumes. If the Company is not successful with our marketing efforts to increase sales, the Company will experience a shortfall in cash, and it will be necessary to reduce operating expenses or obtain funds through equity or debt financing.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

NOTE 1 - DESCRIPTION OF BUSINESS AND LIQUIDITY AND CAPITAL RESOURCES (Continued)

Liquidity (Continued)

If the Company is unable to meet expenditures with revenues or financing then it will be necessary to reduce expenses further, or seek other sources of funds through the issuance of debt or equity financing in order to conduct operations as now conducted subsequent to fiscal 2013.

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

Inventories

Inventories consist of purchased parts, components and supplies, as well as work-in-process, and are stated at the lower of cost, determined on the first-in, first-out method, or market.

Property and Equipment

Property and equipment procured in the normal course of business is stated at cost. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is being depreciated for financial accounting purposes using the straight-line method over their estimated useful lives, generally five to seven years. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Maintenance and repair expenses totaled approximately $371,000 and $334,000 for the years ended June 30, 2012 and 2011, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Intangible Assets

1) Capitalized Software Development Costs

Capitalization of software development costs begins upon the establishment of technological feasibility. Technological feasibility for the Company’s computer software is generally based upon achievement of a detail program design free of high risk development issues and the completion of research and development on the product hardware in which it is to be used. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized computer software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technology. Prior to reaching technological feasibility those costs are expensed as incurred and included in research and development.

Amortization of capitalized software development costs commences when the related products become available for general release to customers. Amortization is provided on a product by product basis. The annual amortization is the greater of the amount computed using (a) the ratio that current gross revenue for a product bears to the total of current and anticipated future gross revenue for that product, or (b) the straight-line method over the remaining estimated economic life of the product.

The Company periodically performs reviews of the recoverability of such capitalized software development costs. At the time a determination is made that capitalized amounts are not recoverable, based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

2) Patents and Copyrights

Amortization is calculated on the straight-line basis over a period ranging from 15 to 17 years.

3) Management Agreement

The management agreement is being amortized on the straight line basis over the length of the agreement (15 years).

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenue on sales contracts for scanners, included in “product sales” in the accompanying consolidated statements of operations, is recognized under the percentage-of-completion method in accordance with FASB ASC 605-35, “Revenue Recognition – Construction-Type and Production-Type Contracts”. The Company manufactures its scanners under specific contracts that provide for progress payments. Production and installation take approximately three to six months. The percentage of completion is determined by the ratio of costs incurred to date on completed sub-assemblies to the total estimated cost for each scanner. Contract costs include purchased parts and components, direct labor and overhead. Revisions in cost estimates and provisions for estimated losses on uncompleted contracts, if any, are made in the period in which such losses are determined. The asset, "Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts", represents revenues recognized in excess of amounts billed. The liability, "Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts", represents amounts billed in excess of revenues recognized.

Revenue on scanner service contracts is recognized on the straight-line method over the related contract period, usually one year.

Revenue from sales of other items is recognized upon shipment.

Revenue under management contracts is recognized based upon contractual agreements for management services rendered by the Company primarily under various long-term agreements with various medical providers (the "PCs"). As of June 30, 2012, the Company has eleven management agreements of which three are with PC’s owned by Raymond V. Damadian, M.D., President and Chairman of the Board of FONAR (“the Related medical practices”) and eight are with PC’s, which are all located in the state of New York (“the New York PC’s”), owned by one unrelated radiologist. The contractual fees for services rendered to the PCs consists of fixed monthly fees per diagnostic imaging facility ranging from approximately $100,000 to $241,000. All fees are re-negotiable at the anniversary of the agreements and each year thereafter. Revenue under lease contracts is recognized based upon contractual agreements for the leasing of medical equipment primarily under long term contracts to various unrelated PC’s. The lease fees for the medical equipment consist of fixed monthly fees ranging from $2,000 to $21,000. All fees are re-negotiable at the anniversary of the agreements and each year thereafter.

Research and Development Costs

Research and development costs are charged to expense as incurred. The costs of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses (either in research and development, marketing or production), are classified as property and equipment and depreciated over their estimated useful lives.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense approximated $715,000 and $466,000 for the years ended June 30, 2012 and 2011, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping Costs

The Company’s shipping and handling costs are included in revenue from product sales and the related expense included in costs related to product sales is $26,425 and $49,712 for the years ended June 30, 2012 and 2011, respectively.

Income Taxes

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class Method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the years ended June 30, 2012 and 2011.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For both the year ended June 30, 2012 and June 30, 2011, diluted EPS for common shareholders includes 127,504 shares upon conversion of Class C Common. For the year ended June 30, 2012 and June 30, 2011, the number of common shares potentially issuable upon the exercise of certain options of 14,022 and 22,537; respectively, have not been included in the computation of diluted EPS since the effect would be antidilutive.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

	June 30, 2012			June 30, 2011
	(000's omitted, except per share data)
Basic	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator: Net income Available to common stockholders	$5,776,481	$5,392,212	$97,863	$3,160,910	$2,941,026	$55,998
Denominator: Weighted Average Shares outstanding	5,778,695	5,778,695	382,513	5,264,795	5,264,795	382,513
Basic income per common share	$1.00	$0.93	$0.26	$0.60	$0.56	$0.15
Diluted Denominator: Weighted Average Shares outstanding		5,778,695	382,513		5,264,795	382,513
Class C Common Stock		127,504	—		127,504	—
Total Denominator for diluted earnings per share		5,906,199	382,513		5,392,299	382,513
Diluted income per common share		$0.91	$0.26		$0.55	$0.15

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash or cash equivalents.

Concentration of Credit Risk

Cash: The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits throughout the year. At June 30, 2012, the Company had cash on deposit of approximately $10,771,000 in excess of federally insured limits of $250,000.

Related Parties: Net revenues from related parties accounted for approximately 17% and 16% of the consolidated net revenues for the years ended June 30, 2012 and 2011, respectively. Net management fee receivables from the related medical practices accounted for approximately 13% and 16% of the consolidated accounts receivable for the years ended June 30, 2012 and 2011, respectively.

See Note 3 regarding the Company’s concentrations in the healthcare industry.

Fair Value of Financial Instruments

The financial statements include various estimated fair value information at June 30, 2012 and 2011, as required by ASC topic 820, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

Notes receivable: The carrying amount approximates fair value because the discounted present value of the cash flow generated by the parties approximates the carrying value of the amounts due to the Company.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss generally includes all changes in equity during a period, except those resulting from investments by stockholders and distributions to stockholders.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of Accumulated Other Comprehensive Income in both net income and Other Comprehensive Income on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The guidance provided by this update becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard is not expected to have a material impact on the Company’s consolidated position and results of operations.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment. This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of June 30, 2012 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2012 or 2011, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported net income for any periods presented.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

NOTE 3 - MANAGEMENT FEE RECEIVABLE AND ACCOUNTS RECEIVABLE

The Company’s customers are concentrated in the healthcare industry.

Management Fee Receivable

The Company’s receivables from the related and non-related professional corporations (“PCs”) substantially consist of fees outstanding under management agreements. Payment of the outstanding fees is dependent on collection by the PCs of fees from third party medical reimbursement organizations, principally insurance companies and health management organizations.

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 38% and 34%, respectively, of the PCs’ 2012 and 2011 net revenues were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related medical practices accounted for approximately 17% and 16%, of the consolidated net revenues for the years ended June 30, 2012 and 2011, respectively.

Tallahassee Magnetic Resonance Imaging, PA, Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, PA (all related medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement.

Accounts Receivable

Credit risk with respect to the Company’s accounts receivable related to product sales and service and repair fees is limited due to the customer advances received prior to the commencement of work performed and the billing of amounts to customers as sub-assemblies are completed. Service and repair fees are billed on a monthly or quarterly basis and the Company does not continue providing these services if accounts receivable become past due. The Company controls credit risk with respect to accounts receivable from service and repair fees through its credit evaluation process, credit limits, monitoring procedures and reasonably short collection terms. The Company performs ongoing credit authorizations before a product sales contract is entered into or service and repair fees are provided.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of June 30, 2012 and 2011 is as follows:

	As of June 30,
	2012	2011
Costs incurred on uncompleted Contracts	$3,745,307	$1,868,568
Estimated earnings	2,670,289	1,077,387
	6,415,596	2,945,955
Less: Billings to date	5,287,000	2,780,557
	$1,128,596	$165,398

Included in the accompanying consolidated balance sheets under the following captions:

	As of June 30,
	2012	2011
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,128,596	$169,443
Less: Billings in excess of costs and estimated earnings on uncompleted contracts	—	4,045
	$1,128,596	$165,398

2) Customer advances consist of the following:

	As of June 30,
	2012	2011
Total advances	$9,168,284	$7,626,351
Less: Advances on contracts under construction	5,287,000	2,780,557
	$3,881,284	$4,845,794

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

NOTE 5 – INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

	As of June 30,
	2012	2011
Purchased parts, components and supplies	$1,672,494	$1,818,542
Work-in-process	522,455	581,698
	$2,194,949	$2,400,240

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2012 and 2011, is comprised of:

	As of June 30,
	2012	2011
Diagnostic equipment under capital leases	$1,417,300	$2,270,719
Diagnostic equipment	4,138,898	2,518,035
Research, development and demonstration equipment	9,861,199	9,605,961
Machinery and equipment	4,985,215	4,982,085
Furniture and fixtures	2,212,149	2,127,809
Leasehold improvements	4,545,974	4,663,666
Building	939,614	939,614
	28,100,349	27,107,889
Less: Accumulated depreciation and amortization	24,926,902	23,338,465
	$3,173,447	$3,769,424

Depreciation and amortization of property and equipment for the years ended June 30, 2012 and 2011 was $1,677,186 and $1,464,055, respectively.

Depreciation and amortization of diagnostic equipment under capital leases for the years ended June 30, 2012 and 2011 was $646,620 and $433,859, respectively. Accumulated depreciation and amortization of diagnostic equipment under capital leases for the years ended June 30, 2012 and 2011 was $1,074,152 and $1,067,534, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

NOTE 7 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2012 and 2011 are comprised of:

	As of June 30,
	2012	2011
Capitalized software development costs	$6,368,960	$6,368,960
Patents and copyrights	4,100,511	4,030,579
Management agreement	513,333	513,333
	10,982,804	10,912,872
Less: Accumulated amortization	7,147,625	6,594,561
	$3,835,179	$4,318,311

Information related to the above intangible assets for the years ended June 30, 2012 and 2011 is as follows:

	2012	2011
Balance – Beginning of Year	$4,318,311	$4,291,419
Amounts capitalized	146,163	715,801
Abandon patents written off	(76,231)	(79,958)
Amortization	(553,064)	(608,951)
Balance – End of Year	$3,835,179	$4,318,311

Amortization of patents and copyrights for the years ended June 30, 2012 and 2011 amounted to $156,310 and $142,049, respectively.

Amortization of capitalized software development costs for the years ended June 30, 2012 and 2011 was $360,087 and $448,569, respectively.

Amortization of management agreement for the years ended June 30, 2012 and 2011 amounted to $36,667 and $18,333, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

NOTE 7 - OTHER INTANGIBLE ASSETS (Continued)

The estimated amortization of patents and copyrights and capitalized software development costs for the five years ending June 30, 2017 and thereafter is as follows:

For the Years Ending June 30,	Total	Patents and Copyrights	Capitalized Software Development Costs	Management Agreement
2013	$496,776	$174,025	$286,084	$36,667
2014	449,502	190,159	222,676	36,667
2015	420,802	206,293	177,842	36,667
2016	439,926	221,848	181,411	36,667
2017	453,001	229,334	187,000	36,667
Thereafter	1,575,172	1,197,062	103,112	274,998
	$3,835,179	$2,218,721	$1,158,125	$458,333

The weighted average amortization period for other intangible assets is 9.6 years and they have no expected residual value.

NOTE 8 – NOTES RECEIVABLE

Notes receivable as of June 30, 2012 and 2011 consist of the following:

	As of June 30,
	2012	2011
Note Receivable – (a)	$65,000	65,000
Note Receivable – (b)	233,182	264,985
Note Receivable – (c)	158,800	207,842
Total Notes Receivable	456,982	537,827
Allowance	(65,000)	(65,000)
Net Notes Receivable	$391,982	$472,827
Current Portion	$116,016	$114,058
Long-Term Portion	$275,966	$358,769

a) This note receivable represents a note due from a customer for the purchase of a system. The note is past due. The Company has an allowance for doubtful accounts of $65,000 as of June 30, 2012 and 2011 on this note.

b) This note receivable represents a note due from a customer for the purchase of an Upright MRI system. The note is payable in 60 consecutive equal monthly payments of principal and interest of $5,798 commencing November 2010.

c) This represents notes from a customer for past due service provided to two Upright MRI systems. The notes are payable in monthly payments of principal and interest of $5,444.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

NOTE 9 - CAPITAL STOCK

Common Stock

Cash dividends payable on the common stock shall, in all cases, be on a per share basis, one hundred twenty percent (120%) of the cash dividend payable on shares of Class B common stock and three hundred sixty percent (360%) of the cash dividend payable on a share of Class C common stock.

Class B Common Stock

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. There were 158 of such shares outstanding at June 30, 2012 and 2011.

Class C Common Stock

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

Stock Bonus Plans

On April 23, 2010, the Board approved the 2010 Stock Bonus Plan. The plan entitles the Company to reserve 2,000,000 shares of common stock. On August 10, 2010, the Company filed Form S-8 to register the 2,000,000 shares. As of June 30, 2012, 1,072,945 shares of common stock of FONAR were available for future grant under this plan. 276,334 shares were issued during the year ended June 30, 2012.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

NOTE 9 - CAPITAL STOCK (Continued)

Options

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

FONAR’s 1997 Nonstatutory Stock Option Plan, adopted on May 9, 1997, permits the issuance of stock options covering an aggregate of 200,000 shares of common stock of FONAR. The options may be issued at such prices and upon such terms and conditions as are determined by FONAR. The 1997 Plan terminated on May 8, 2007. During the year ended June 30, 2012, 8,272 options expired, therefore of the options granted under this plan zero shares remain outstanding.

FONAR’s 2002 Incentive Stock Option Plan (the “FONAR 2002 Plan”), adopted on July 1, 2002, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The FONAR 2002 Plan permits the issuance of stock options covering an aggregate of 100,000 shares of common stock of FONAR. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The FONAR 2002 Plan terminated on June 30, 2012. During the year ended June 30, 2012, 243 options were forfeited, therefore 14,022 options remain outstanding.

FONAR’s 2005 Incentive Stock Option Plan (the “FONAR 2005 Plan”), adopted on February 16, 2005, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The FONAR 2005 Plan permits the issuance of stock options covering an aggregate of 80,000 shares of common stock of FONAR. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are non-transferable, are exercisable for a period not exceeding ten years, and expire upon the voluntary termination of employment. The FONAR 2005 Plan will terminate on February 14, 2015. As of June 30, 2012, 80,000 shares of common stock of FONAR were available for future grant under this Plan.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

NOTE 9 - CAPITAL STOCK (Continued)

Options (Continued)

Stock option activity and weighted average exercise prices under these plans and grants for the years ended June 30, 2012 and 2011 were as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2010	68,234	29.63	—
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	(45,697)	29.31	—
Outstanding, June 30, 2011	22,537	30.27	—
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	(8,515)	34.41	—
Outstanding, June 30, 2012	14,022	27.76	—
Exercisable at:
June 30, 2011	22,537	$30.27
June 30, 2012	14,022	$27.76

The range of exercise prices for options outstanding as of June 30, 2012 was as follows:

Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life in Years
$25.00 - $28.13	5,932	0.28
$29.00 - $34.38	8,090	1.26
	14,022

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

NOTE 10 – CONTROLLING INTERESTS

On May 2, 2011, the Company completed a private placement of equity and succeeded in raising $6,000,000. The offering consisted of Preferred Class A membership interests in a newly formed limited liability company, Imperial Management Services, LLC (“Imperial”). The Class B membership interests in Imperial, all of which were retained by the Company’s subsidiary, HMCA, hold a 75% equity interest in Imperial. The Class A membership interests are entitled to receive a dividend of 18% per annum of their cash capital contribution of $6,000,000. HMCA contributed all of its assets, together with its liabilities, to Imperial as HMCA’s capital contribution. The Imperial operating agreement provides for the Class A members to receive priority distributions until their original capital contributions are returned. Dividends are payable quarterly beginning August 1, 2011. On May 1, 2012, the Company returned a portion of the Class A Members capital contribution in the amount of $1,200,000. The Company’s subsidiary, HMCA, now owns an 80% interest in Imperial Management Services.

On May 1, 2010, the Company purchased a 15.2% interest from an unrelated party of an entity that provides management services to a diagnostic center in the New York Metropolitan area. On January 1, 2011, the Company purchased an additional 34.8% interest by the issuance of a promissory note of $400,000. Commencing January 1, 2011, the Company consolidates the activity of this entity. The fair values assigned to the assets acquired and liabilities assumed were as follows:

Cash	$289,185
Property and equipment	303,659
Management contracts	513,333
Security deposits	45,784
Accounts payable	(47,026)
Notes payable	(130,650)
Non-controlling interests	(491,328)
Less prior investment	(82,957)
Subtotal	400,000
Purchase price	(400,000)
Cash used in purchase	$0

The Company also has a 50% controlling interest in an entity which the Company consolidates, that provides management services to a diagnostic center in the New York Metropolitan area. The center began operations during January 2012.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

NOTE 11 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following:

	June 30,
	2012	2011
Capital lease requiring monthly payments of $13,623, including interest at a rate of 10.51% per annum through July 2010. The lease was restructured in July 2008, requiring twelve monthly payments of $6,923 followed by 31 monthly payments of $9,585 through January 2012, including interest at a rate of 11.82%. The lease is collateralized by the related equipment.	$—	$73,390
Notes payable of $580,000 requiring aggregate monthly payments of $20,106, including interest at a rate of 15% per annum through June 2013. Amount due to a related party as of June 30, 2012 is $30,725.	214,355	399,024
Note payable requiring monthly payments of interest at a rate of 7% until May 2009 followed by 240 monthly payments of $4,472 through October 2026. The loan is collateralized by a building with a net book value of $720,841 as of June 30, 2012.	481,615	500,411
Note payable requiring monthly payments of $12,150, including interest at a rate of 5% per annum through January 2014, seven monthly payments of $31,000 commencing February 2014 and a final payment of $5,091 in September 2014.	423,280	544,555
Note payable requiring monthly payments of $8,325, including interest at a rate of 10% per annum through April 2012.	—	72,341
Note payable from the Fair Haven acquisition requires three monthly payments of $15,000, twelve monthly payments of $20,000 and six monthly payments of $25,000, including interest at a rate of 8.58% per annum through November 2011 then 6 payments of $25,000. The loan is collateralized by equipment which, as of June 30, 2012, has been fully depreciated.	42,500	257,246

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

NOTE 11 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (Continued)

	June 30,
	2012	2011
Note payable from the Fair Haven acquisition requires monthly payments of $21,000, including interest at a rate of 4.5% per annum through February 2011 and a final payment of $533,783 in March 2011. The loan is collateralized by equipment which, as of June 30, 2012, has been fully depreciated. The Company expects to have this loan paid in full by December 2012.	$187,707	$510,771
Note payable from the Fair Haven acquisition requires monthly payments of $18,850, including interest at a rate of 11.2% per annum through January 2014. The loan is collateralized by equipment with a net book value of $343,148 as of June 30, 2012.	326,890	533,502
Note payable of $400,000 entered into for the purchase of 34.2% interest in a management company requiring payments of $100,000 on January 2, 2012 and $300,000 on January 2, 2013 including interest at a rate of 10% per annum through January 2013. The lender has a security interest in Imperial’s members interest until the note has been paid in full.	300,000	400,000
Note payable requiring monthly principal installments of $4,100 and interest computed on the unpaid principal amount at a rate of 5% per annum through April 2017. The note is secured by certain assets of the Company.	237,800	—
Other (including capital leases for property and equipment).	416,750	480,882
	2,630,897	3,772,122
Less: Current portion	1,853,623	2,025,836
	$777,274	$1,746,286

The maturities of long-term debt over the next five years and thereafter are as follows:

Years Ending June 30,
2013	$1,853,623
2014	197,962
2015	72,372
2016	73,991
2017	67,688
Thereafter	365,261
$2,630,897

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

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

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2008.

As of June 30, 2012, no liability for unrecognized tax benefits was required to be recorded. The Company does not expect its unrecognized tax benefit position to change during the next 12 months.

The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does not have a sufficient history of income or knowledge of future effects on our business of healthcare reform legislation, the Deficit Reduction Act, the tax on sales of medical equipment and the general economic and business climate to conclude that it is more-likely-than-not that the Company will be able to realize any of its tax benefits in the near future and therefore a valuation allowance was established for the full value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation. Should the Company become profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Components of the current provision for income taxes are as follows:

	Years Ended June 30,
	2012	2011
Current: Federal	$112,000	$75,000
State	29,125	475
	$141,125	$75,475

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

NOTE 12 - INCOME TAXES (Continued)

A reconciliation of the federal statutory income tax rate to the Company's effective tax rate as reported is as follows:

	Years Ended June 30,
	2012	2011
Taxes at federal statutory rate	(34.0)%	(34.0)%
State and local income benefit, net of federal benefit	(6.0)	(6.0)
Permanent differences	1.2	1.9
Decrease in the valuation allowance and true ups	40.8	40.3
Effective income tax rate	2.0%	2.2%

As of June 30, 2012, the Company has net operating loss (“NOL’s”) carryforwards of approximately $154,431,000 that will be available to offset future taxable income. The NOLs are due to expire during the years ending from June 30, 2019 to June 30, 2031. The utilization of certain of the NOLs is limited by separate return limitation year rules pursuant to Section 1502 of the Internal Revenue Code.

The Company has, for federal income tax purposes, research and development tax credit carryforwards aggregating $4,323,000, which are accounted for under the flow-through method. In addition, for New York State income tax purposes, the Company has tax credit carryforwards, aggregating approximately $1,103,000, which are accounted for under the flow-through method. The tax credit carryforwards expire during the years ending June 30, 2013 to June 30, 2031. The Company also has $210,000 in alternative minimum tax credits.

Significant components of the Company's deferred tax assets and liabilities at June 30, 2012 and 2011 are as follows:

	June 30,
	2012	2011
Deferred tax assets: Allowance for doubtful accounts	$4,656,468	$4,256,391
Accrued liabilities	221,897	273,497
Net operating carryforwards	61,772,391	65,464,211
Tax credit carryforward	5,769,943	5,559,462
Property and equipment	1,990,284	1,742,367
	74,410,983	77,295,928
Valuation allowance	(73,754,414)	(76,468,787)
Net deferred tax assets	656,569	827,141
Deferred tax liabilities: Inventory	(51,109)	(42,793)
Capitalized software development costs	(605,460)	(784,348)
Gross deferred tax liabilities	(656,569)	(827,141)
Net deferred tax liabilities	$—	$—

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

NOTE 12 - INCOME TAXES (Continued)

The net change in the valuation allowance for deferred tax assets decreased by approximately $2,433,000 and $632,000 during the years ended June 30, 2012 and 2011, respectively, which primarily represents the tax benefit from the utilization of the net operating loss carryforward.

NOTE 13 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:

	June 30,
	2012	2011
Accrued salaries, commissions and payroll taxes	$569,966	$839,531
Accrued interest	190,712	156,571
Litigation accruals	493,349	193,349
Sales tax payable	2,764,297	2,731,751
Legal and other professional fees	577,435	693,590
Accounting fees	345,000	435,000
Insurance premiums	12,634	21,633
Interest and penalty – sales tax	2,115,539	1,922,804
Penalty – 401k plan	250,000	250,000
Purchase scanners	—	105,000
Rent	207,823	461,413
Other	166,486	425,463
	$7,693,241	$8,236,105

NOTE 14 – ACQUISITION OF FAIR HAVEN SERVICES

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

Accounts Receivable	$182,000
Equipment	2,288,703
Short term portion of debt	(1,733,955)
Other accrued expenses	(13,955)
Long term debt less current portion	(693,829)
Net Capital Contributed	$28,964

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Leases

The Company rents its operating facilities and certain equipment, pursuant to operating lease agreements expiring at various dates through May 2018. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

Future minimum operating lease commitments consisted of the following at June 30, 2012:

Year Ending June 30,	Facilities And Equipment (Operating Lease)
2013	$2,200,953
2014	1,689,231
2015	1,611,230
2016	1,144,736
2017	136,766
Thereafter	129,745
Total minimum obligations	$6,912,661

Rent expense for operating leases approximated $2,253,000 and $2,436,000 for the years ended June 30, 2012 and 2011, respectively.

Employee Benefit Plans

The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were no employer contributions to the Plan for the years ended June 30, 2012 and 2011. (see Other Matters below)

The stockholders of the Company approved the 2000 Employee Stock Purchase Plan (“ESPP”) at the Company’s annual stockholders’ meeting in April 2000. The ESPP provides for eligible employees to acquire common stock of the Company at a discount, not to exceed 15%. This plan has not been put into effect as of June 30, 2012.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)

On or about June 30, 2010, one of Fonar’s customers, Golden Triangle Company, commenced an action against Fonar and certain individual defendants employed or formerly employed by Fonar, in the United States District Court for the Eastern District of New York based on the alleged wrongful failure of Fonar to deliver a scanner in Kuwait. The claim alleges various causes of action including breach of contract, fraud, conspiracy to defraud and conversion. Golden Triangle Company v. Fonar Corporation et al, CV10-2933. The Plaintiff contracted with Fonar to purchase a scanner, and paid $1,455,500 in advance. The scanner was never delivered, but Plaintiff never designed a site for delivery either. Alleging other damages, fraud and deceptive trade practices, Plaintiff seeks as much as $5,000,000. Fonar made a motion to dismiss the complaint, the outcome of which left Plaintiff with only a cause of action for breach of contract. The claims against the individual officers and employees of Fonar were dismissed. Fonar now has filed its answer, together with a counterclaim alleging that the Plaintiff, by attempting to overcharge the end-customer, has damaged Fonar’s reputation and ability to sell in Kuwait. Golden Triangle has replied to Fonar’s counterclaim and the case is now in discovery. The deadline for completing discovery is December 31, 2012.

In addition, we are or were party to additional less significant actions in which the customers are seeking to obtain a return of their deposits for MRI scanners on the grounds that various contingencies failed to materialize. Upright MRI of Chicago, LLC v. Fonar, Circuit Court of Cook County, Illinois ($310,000), Matt Malek Madison v. Fonar, U.S. District Court, Northern District of California ($300,000), and Jack Shapiro v. Fonar Corporation, Supreme Court, Nassau County, New York ($500,000 although the actual deposit was $323,000). In the Upright MRI of Chicago case, the case was settled by an arrangement whereby a third party took over the sales agreement and agreed to pay the original purchaser the down payment it made. In the Madison case, the Court granted summary judgment to Madison for the deposit and prejudgment interest. We appealed the judgment but lost. The Plaintiff has not taken any action to enforce the judgment. As of June 30, 2012, the Company recorded a liability of $372,000 in connection with this judgement. In the Shapiro case, Shapiro, who was also a sales representative for Fonar, and Fonar were attempting to negotiate a settlement, but the Plaintiff has served Fonar with discovery demands.

On December 2, 2011, Bonutti Research filed an action filed in U.S. District Court for the Eastern District Court of New York. The complaint alleges that Fonar’s Upright® MRI scanners infringe plaintiff’s patent. Fonar believes plaintiff’s claims are without merit. The plaintiff served the complaint on the last possible day permitted after filing. The defendants obtained an extension of time to answer to May 18, 2012. Subsequently, on or about July 3, 2012, Bonutti hired new substitute counsel and requested a 60 day extension to answer Fonar’s counterclaims and to postpone the initial conference. Bonutti has answered our counterclaims and an initial conference with the magistrate judge has been scheduled. The conference with the court is now scheduled for September 28, 2012. At this point we are unable to assess the amount in controversy as no damages were specified. We cannot at this time determine the impact of an adverse determination of this case.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 15 - COMMITMENTS AND CONTINGENCIES (Continued)

Stipulation Agreements

The Company has entered into stipulation agreements with a number of its creditors that in the aggregate totals $253,167 as of June 30, 2012. The monthly payments total $26,452.

The amounts to be paid over the next two years are as follows:

Year Ending June 30,
2013	$205,567
2014	47,600
$253,167

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. The Company has recorded tax obligations of $2,442,000 plus interest and penalties of approximately $2,116,000. The Company is in the process of determining its regulatory requirements in order to become compliant.

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

NOTE 16 - OTHER INCOME (EXPENSE)

Other income (expense) consists of:

	For the Years Ended June 30,
	2012	2011
(Loss) income from investment	$—	$(61,466)
Litigation settlement	56,194	—
Loss on abandonment of property	—	(64,565)
Other (expense) income	(11,138)	9,414
	$45,056	$(116,617)

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2012 and 2011, the Company paid $168,062 and $309,003 for interest, respectively.

During the years ended June 30, 2012 and 2011, the Company paid $116,125 and $0 for income taxes, respectively.

Non-cash investing and financing activities related to business combinations:

	October 1, 2010 Acquisition	January 1, 2011 Acquisition	Total
Accounts receivable	$182,000	$—	$182,000
Property & equipment	$2,288,703	$303,659	$2,592,362
Management agreement	$—	$513,333	$513,333
Other assets	$—	$45,784	$45,784
Other current liabilities	$(13,955)	$—	$(13,955)
Accounts payable	$—	$(47,026)	$(47,026)
Notes payable	$(2,427,784)	$(530,650)	$(2,958,434)
Paid in capital	$(28,964)	$—	$(28,964)
Non-controlling interests	$—	$(491,328)	$(491,328)
Reclassification of investment from other assets	$—	$(82,957)	$(82,957)

NOTE 18 – DUE TO RELATED MEDICAL PRACTICES

In June 2009, an entity owned by the Company’s Chairman of the Board, Tallahassee Scanning Services PA, sold its Upright MRI scanning system to the Company for $550,000 in exchange for 35 monthly payments of $18,769 to be made over a three year period, commencing October 18, 2009 including interest at a rate of 10.41% per annum. The Company used this scanning system to fulfill a sales order with an unrelated customer. The unpaid balance of as of June 30, 2012 and 2011 was $134,880.

NOTE 19 - SEGMENT AND RELATED INFORMATION

The Company provides segment data in accordance with the provisions of ASC topic 280, “Disclosures about Segments of an Enterprise and Related Information”.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 19 - SEGMENT AND RELATED INFORMATION (Continued)

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Manufacturing and Servicing of Medical Equipment	Management of Diagnostic Imaging Centers	Totals
Fiscal 2012:
Net revenues from external customers	$18,707,006	$20,737,413	$39,444,419
Intersegment net revenues	$810,000	$—	$810,000
Income from operations	$2,666,574	$4,539,977	$7,206,551
Depreciation and amortization	$697,100	$1,533,150	$2,230,250
Compensatory element of stock issuances	$155,068	$25,350	$180,418
Total identifiable assets	$15,144,291	$18,471,177	$33,615,468
Capital expenditures	$404,530	$822,842	$1,227,372
Fiscal 2011:
Net revenues from external customers	$17,811,636	$15,324,759	$33,136,395
Intersegment net revenues	$924,166	$—	$924,166
Income from operations	$1,433,331	$2,358,138	$3,791,469
Depreciation and amortization	$806,117	$1,266,889	$2,073,006
Compensatory element of stock issuances	$139,308	$65,178	$204,486
Total identifiable assets	$13,439,701	$18,140,973	$31,580,674
Capital expenditures	$202,468	$532,562	$735,030

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

NOTE 19 - SEGMENT AND RELATED INFORMATION (Continued)

Export Product Sales

The Company’s areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 17.0% and 28.0% of product sales revenues to third parties for the years ended June 30, 2012 and 2011, respectively.

The foreign product sales, as a percentage of product sales to unrelated parties, were made to customers in the following countries:

	For the Years Ended June 30,
	2012	2011
Holland	0.1%	- %
England	16.9	—
Germany	—	19.5
Greece	—	5.8
Australia	—	0.7
Puerto Rico	—	0.9
Libya	—	1.1
	17.0%	28.0%

Foreign Service and Repair Fees

The Company’s areas of service and repair are principally in the United States. The Company had foreign revenues of service and repair of medical equipment amounting to 9.9% and 7.8% of consolidated net service and repair fees for the years ended June 30, 2012 and 2011, respectively. The foreign service and repair fees, as a percentage of total service and repair fees, were provided principally to the following countries:

	For the Years Ended June 30,
	2012	2011
Spain	0.8%	1.1%
Puerto Rico	0.9	1.0
Switzerland	1.0	0.5
Germany	0.3	0.3
England	1.8	1.7
Holland	2.6	1.3
Scotland	0.7	0.9
Canada	0.8	0.3
Australia	0.4	0.4
Libya	0.2	0.3
Greece	0.4	—
	9.9%	7.8%

The Company does not have any material assets outside of the United States.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

NOTE 20 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following represents a summary of allowance for doubtful accounts for the years ended June 30, 2012 and 2011, respectively:

Description	Balance June 30, 2011	Additions		Deductions	Balance June 30, 2012
Receivables from equipment sales and service contracts	$1,777,794	(1)	$100,442	$25,249	$1,852,987
Management fee receivable	6,508,345	(1)	950,000	—	7,458,345
Management fee receivable from related medical practices	403,047		—	—	403,047
Medical receivables	1,622,000		—	—	1,622,000
Advance and notes to related parties	264,791		-	25,000	239,791
Notes receivable	65,000		-	—	65,000

Description	Balance June 30, 2010	Additions		Deductions	Balance June 30, 2011
Receivables from equipment sales and service contracts	$2,289,049	(1)	$127,323	$638,578	$1,777,794
Management fee receivable	5,808,345	(1)	700,000	—	6,508,345
Management fee receivable from related medical practices	1,129,818		—	726,771	403,047
Medical receivables	1,622,000		—	—	1,622,000
Advance and notes to related parties	264,791		—	—	264,791
Notes receivable	115,000	(1)	135,686	185,686	65,000

(1) Included in provision for bad debts.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 and 2011

NOTE 21 – SUBSEQUENT EVENTS

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

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13(a) – 15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include many aspects of internal control over financial reporting.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2012.

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

FONAR CORPORATION AND SUBSIDIARIES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of June 30, 2012. In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on these criteria, our management has concluded that, as of June 30, 2012, our internal control over financial reporting is effective. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

There was no changes in our internal controls or in other factors that could significantly affect these controls, during our fourth quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A majority of our board of directors is composed of independent directors: Robert J. Janoff, Charles N. O’Data and Ronald G. Lehman. The outside directors also serve as the members of the audit committee, which is a standing committee of board of directors having a charter describing its responsibilities. Mr. O’Data has been designated as the audit committee financial expert. His relevant experience is described in his biographical information.

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

FONAR CORPORATION AND SUBSIDIARIES

The officers and directors of the Company are set forth below:

Raymond V. Damadian, M.D. 76 President, Treasurer,

Chairman of the Board

and a Director

Claudette J.V. Chan 74 Director and Secretary

Robert J. Janoff 85 Director

Charles N. O'Data 76 Director

Ronald G. Lehman 36 Director

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

FONAR CORPORATION AND SUBSIDIARIES

Charles N. O'Data has been a Director of Fonar since February 1998. From 1968 to 1997, Mr. O'Data was the Vice President for Development for Geneva College, a liberal arts college located in western Pennsylvania. In that capacity, he acted as the College's chief investment officer. His responsibilities included management of the College's endowment fund and fund raising. In July 1997, Mr. O'Data retired from Geneva College after 36 years of service to assume a position of National Sales Executive for SC Johnson Company's Professional Markets Group, a unit of SC Johnson Wax, and specialized in healthcare and education sales, a position he held until the spring of 1999. In his capacity with SC Johnson he was responsible for sales to the nation’s three largest Group Purchasing Organizations which included some 4,000 hospitals. Mr. O'Data presently acts as an independent financial consultant to various entities. Mr. O'Data served on the board of The Medical Center, Beaver, Pennsylvania, now a part of Heritage Valley Health System, a 500 bed acute care facility, for 26 years, three as its Chair. Mr. O’Data also served on the board of the Hospital Council of Western Pennsylvania, a shared-services and group purchasing organization covering seven states. He founded The Beaver County Foundation, a Community Foundation, in 1992, and serves as its President. He also serves as Director of Philanthropic Advisors for McKinley Carter Wealth Management, a regional wealth management firm in Pennsylvania, Ohio and West Virginia. Mr. O'Data is listed as a finance associate in the Middle States Association, Commission on Higher Education. The commission is the formal accrediting body for higher education in the eastern region of the country. In this capacity he evaluates the financial aspects of educational organizations. Mr. O’Data is a graduate of Geneva College, where he received a B.S. degree in Economics in 1958.

Ronald G. Lehman, has been a Director of Fonar since April, 2012, when he was unanimously appointed by the remaining four Directors to fill the vacancy resulting from the death of former Director Robert Djerejian. From October, 2009 to the present, Mr. Lehman has served as Managing Director of Investment Banking with Bruderman Brothers, Inc., a private New York-based broker-dealer registered with the Securities and Exchange Commission and which is a member of the Financial Industry Regulatory authority (FINRA) and the Securities Investor Protection Corporation (SIPC). Mr. Lehman directly manages all facets of the firm’s transaction processes, from deal origination, to sourcing capital, to negotiating deal structures, through documentation and closing. The firm provides buy and sell-side advisory, capital raising, and consulting services to lower middle-market companies. Mr. Lehman specializes in advising healthcare services companies and has recently completed several recapitalizations in the industry. He also participates in the firm’s merchant banking investments and oversees many of these assignments. From May, 2008 to October, 2009, Mr. Lehman served as Senior Vice President of Acquisitions at Health Diagnostics, LLC, where he managed the company’s acquisition and corporate finance activities. From March, 2000 to May, 2008, Mr. Lehman worked for various Bruderman entities as a buy and sell-side advisor and as a principal in several private equity transactions. From September, 1998 to March, 2000, Mr. Lehman worked at Deutsche Bank Securities, Inc. and last held the position of Associate in their Global Custody Group. Mr. Lehman graduated from Columbia University with a B.A. in 1998.

FONAR CORPORATION AND SUBSIDIARIES

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

The Chief Executive Officer’s salary varies only slightly and is by his own decision relatively low. It is not expected to increase materially in the near future. At such time as we become consistently and sufficiently profitable or there is a reconsideration of our compensation policy, the compensation payable to the Chief Executive Officer may be reconsidered. As presently existing, the Chief Executive Officer’s compensation package includes no understandings with respect to bonuses, options or other incentives; as such, it is not subject to our general policy later discussed.

The Board of Directors does not have a compensation Committee. Dr. Raymond V. Damadian, President, Chief Executive Officer and Chairman of the Board, controls over 50% of the voting power of our capital stock. Dr. Damadian is the only executive officer who is a member of the Board of Directors. Dr. Damadian participates in the determination of executive compensation for our officers.

The Board of Directors has established an audit committee. The members of the committee are Robert J. Janoff, Charles N. O'Data and Ronald G. Lehman.

Our compensation policy includes a combination of salary, commissions, bonuses, stock bonuses and stock options, designed to incentivize our employees. There is no universal plan applicable to all of our employees. The fixed and variable components of our employees’ compensation tend to be individualized, based on a combination of the employees’ performance, responsibilities and position, our assessment of how best to motivate a person in such a position and the needs and preferences of the particular employees, as negotiated between employees and their supervisors or management.

There is set forth in the following Summary Compensation Table the compensation provided by us during fiscal 2012 to our Principal Executive Officer, who also serves as our acting Principal Financial Officer. There is set forth in the following Outstanding Equity Awards Table and Director Compensation Table the required information.

FONAR CORPORATION AND SUBSIDIARIES

I. SUMMARY COMPENSATION TABLE

Name and All Other Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	All Other Compensation	Total Compensation
Raymond V,	2012	$35,934.76	—	—	$35,934.76
Damadian	2011	$35,934.29	—	—	$35,934.29
PEO/PFO	2010	$57,358.12	—	—	$57,358.12

II. OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (a)	Option Exercise Price ($) (b)	Option Expiration Date (c)
Raymond V. Damadian, PEO/PFO	0	0	N/A

III. DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Total ($)
Raymond V.Damadian	0	0
Claudette J.V.Chan	$19,999.98	$19,999.98
Robert J.Janoff	$20,769.48	$20,769.48
Charles N. O’Data	$20,769.48	$20,769.48
Ronald G. Lehman	$3,076.92	$3,076.92
Robert Djerejian	$3,846.15	$3,846.15

FONAR CORPORATION AND SUBSIDIARIES

EMPLOYEE COMPENSATION PLANS

Equity Compensation Plan Information as of June 30, 201

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	14,022	$27.76	130,943
Equity compensation plans not approved by security holders	—	N/A	—
Total	14,022	27.76	130,943

Fonar’s 2002 Incentive Stock Option Plan, adopted on July 1, 2002, was intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 2002 Incentive Stock Option Plan permitted the issuance of stock options covering an aggregate of 100,000 shares of Common Stock of Fonar. The options have an exercise price equal to the fair market value of the underlying stock on the date the option was granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The 2002 Stock Option Plan terminated on June 30, 2012. Of the options granted under this plan, 14,022 remain outstanding.

Fonar’s 2005 Incentive Stock Option Plan, adopted on February 15, 2005, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue code of 1954, as amended. The Plan permits the issuance of stock options covering an aggregate of 80,000 shares of common stock of Fonar. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are non-transferable, are exercisable for a period not exceeding ten years, and expire upon the voluntary termination of employment. The Plan will terminate on February 14, 2015. As of June 30, 2012, 80,000 shares of common stock of Fonar were available for future grant under this plan.

Fonar adopted its 2010 Stock Bonus Plan, on June 28, 2010. This Plan permits Fonar to issue an aggregate of 2,000,000 shares of common stock of Fonar as bonus or compensation. As of June 30, 2012, 1,072,945 shares were available for issuance.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number and percentage of shares of Fonar’s securities held by each director, by each person known by us to own in excess of five percent of Fonar’s voting securities and by all officers and directors as a group as of September 6, 2012.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Class
Raymond V. Damadian, M.D. c/o Fonar Corporation Melville, New York Director, President, Treasurer CEO, 5% + Stockholder
Common Stock	120,302	2.04%
Class C Stock	382,447	99.98%
Class A Preferred	19,093	6.09%
Claudette Chan Director and Secretary
Common Stock	106	*
Class A Preferred	32	*
Robert J. Janoff Director
Common Stock	3,000	*
Class A Preferred	79	*
Charles N. O'Data Director
Common Stock	528	*
Ronald G. Lehman Director
Common Stock		*
Robert Djerejian Director until August 21, 2011
Common Stock	0	*
All Officers and Directors as a Group (5 persons)
Common Stock	123,936	2.10%
Class C Stock	382,447	99.98%
Class A Preferred	19,204	6.13%

___________________________

* Less than one percent

1. Address provided for each beneficial owner owning more than five percent of the voting securities of Fonar.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Background.

Between 1990 and 1996, Raymond V. Damadian, M.D. MRI Scanning Centers Management Company, also referred to as “RVDC”, a Delaware corporation of which Dr. Damadian was the sole stockholder, director and President, purchased and leased scanners from Fonar to establish a network of professional corporations operating MRI scanning centers, also referred to as the "Centers", in New York, Florida, Georgia and other locations. Dr. Raymond V. Damadian is the Chairman, President and principal stockholder of Fonar and was also the owner, director and President of each of these professional corporations. RVDC provided the necessary management and the scanners to the Centers, although in certain situations, a Center would acquire the scanner directly from Fonar.

ACQUISITION OF RVDC.

Effective June 30, 1997, Fonar’s wholly-owned subsidiary, Health Management Corporation of America, also referred to as "HMCA", formerly known as U.S. Health Management Corporation, acquired RVDC by purchasing all of the issued and outstanding shares of RVDC from Dr. Damadian for 400 shares of the Common Stock of Fonar. The transactions can be rescinded by Dr. Damadian, however, in the event of a change of control in Fonar or the bankruptcy of Fonar. There is no time limit on the right to rescind. In connection with the transaction, Fonar granted RVDC a nonexclusive royalty free license to Fonar’s patents and software. These licenses may be terminated by Fonar in the event of the bankruptcy of RVDC or a change in control of RVDC.

AGREEMENTS WITH HMCA-IMPERIAL.

Effective July 1, 1997, new management agreements were entered into by the Centers and HMCA-IMPERIAL. Since that time certain of the original Centers have been closed and new Centers opened. Each new Center also entered into a management agreement with HMCA-IMPERIAL.

Pursuant to the management agreements, HMCA-IMPERIAL is providing comprehensive management and administrative services and office facilities, including billing and collection of accounts, payroll and accounts payable processing, supplies and utilities to the Centers. Under the management agreements, HMCA-IMPERIAL provides service through Fonar for the scanners at the Centers. In total, 11 MRI Centers have management agreements with HMCA-IMPERIAL.

At the end of fiscal 2007, Dr. Damadian sold all of his stock in the MRI Centers located in New York State. The new owner is one of the radiologists who has been reading and interpreting scans performed at those facilities, Dr. Robert A. Diamond. In connection with the sale, HMCA-IMPERIAL entered into new management agreements with the MRI Centers under which HMCA-IMPERIAL performs essentially the same services for the MRI Centers as prior to the sale. The fees charged, however, are flat fees charged on a monthly basis ranging from $100,000 to $212,311 in fiscal 2012.

Dr. Damadian remains the owner of three MRI Centers in Florida. The MRI Centers owned by Dr. Damadian in Florida pay flat rate monthly fees ranging from $194,050 to $241,266 to HMCA-IMPERIAL per month. These fees are renegotiable on an annual basis.

During the fiscal years ended June 30, 2012 and June 30, 2011 the net revenues received by HMCA-IMPERIAL from the MRI Centers owned by Dr. Damadian were approximately $6.7 million and $5.2 million respectively.

FONAR CORPORATION AND SUBSIDIARIES

During April 2009, Fair Haven Services, Inc. lent HMCA-IMPERIAL $258,000. The loan bears interest at a rate of 10% per annum and was payable in 36 installments. This loan has been paid in full. Dr Damadian is the President of Fair Haven Services, Inc.

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

On May 2, 2011, Dr. Damadian participated in the private placement of equity in Imperial by investing $100,000 in Imperial’s Class A membership interests.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Marcum LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2012 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2012 were $446,417.

The aggregate fees billed by Marcum LLP for the audit of our annual financial statements for the fiscal year ended June 30, 2011 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2011 were $448,482.

Audit Related Fees

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2012 or June 30, 2011 for services related to the Audit or review of our financial statements that are not included under the caption “Audit Fees”.

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2012 or June 30, 2011 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information.

Tax Fees

The aggregate fees billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2012 were $90,317.

The aggregate fees billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2011 were $106,107.

All Other Fees

The aggregate fees billed by Marcum LLP for all other services rendered by them during the fiscal years ended June 30, 2012 and June 30, 2011 were $7,597 and $63,138, respectively, which included services in connection with the registration of securities, employee benefit plan audits and reviews and procedures that we requested Marcum LLP to undertake to provide assurances on matters not required by laws or regulations.

FONAR CORPORATION AND SUBSIDIARIES

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

Our audit committee believes that the provision by Marcum LLP of services in addition to audit services in fiscal 2012 and 2011 were compatible with maintaining their independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a) FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements are included in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at June 30, 2012 and 2011.

Consolidated Statements of Operations/Income for the Years Ended June 30, 2012 and 2011.

Consolidated Statements of Stockholders' Equity(Deficiency)and Comprehensive Income(Loss)for the Years Ended June 30, 2012 and 2011.

Consolidated Statements of Cash Flows for the Years Ended June 30, 2012 and 2011.

Notes to Consolidated Financial Statements.

Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes to the financial statements.

b) REPORTS ON FORM 8-K

Registrant’s Report on Form 8-K containing the Company’s Earnings Report for the first nine months of Fiscal 2012. May 10, 2012, Commission File No. 0-10248.

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

3.3 Section A of Article Fourth of the Certificate of Incorporation, as amended, of the Registrant incorporated by reference to Exhibit 4.3 to the Registrant’s registration statement on Form S-3, Commission File No. 333-63782.

FONAR CORPORATION AND SUBSIDIARIES

3.4 Section A of Article Fourth of the Certificate of Incorporation, as amended, of the Registrant incorporated by reference to Exhibit 3.3 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, Commission File No. 0-10248.

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

4.3 Form of 4% Convertible Debentures due June 30, 2002 incorporated by reference to Exhibit 4.1 of the Registrant’s current report on Form 8-K filed on June 11, 2001. Commission File No. 0-10248.

4.4 Form of Purchase Warrants incorporated by reference to Exhibit 4.2 of the Registrant’s current report on Form 8-K filed on June 11, 2001. Commission File No. 0-10248.

4.5 Form of Callable Warrants incorporated by reference to Exhibit 4.3 of the Registrant’s current report on Form 8-K filed on June 11, 2001. Commission File No. 0-10248.

4.6 Form of Replacement Callable Warrants incorporated by reference to Exhibit 4.7 of the Registrant’s registration statement on Form S-3, Commission File No. 333-10677.

4.7 Form of Amended and Restated Purchase Warrant for The Tail Wind Fund, Ltd. incorporated by reference to Exhibit 4.7 of the Registrants registration statement on Form S-3, Commission File No. 333-116908.

4.8 Form of Amended and Restated Purchase Warrant for Placement Agent and Designees incorporated by reference to Exhibit 4.8 of the Registrant’s registration statement on Form S-3, Commission File No. 333-116908.

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

10.21 2000 Stock Bonus Plan incorporated by reference to Exhibit 99.1 to the Registrant’s registration Statement on Form S-8, Commission File No.: 333-66760.

10.22 2002 Stock Bonus Plan incorporated by reference to Exhibit 99.1 to the Registrant’s registration statement on Form S-8, Commission File No.: 333-89578.

10.23 2002 Incentive Stock Option Plan incorporated by reference to Exhibit 99.1 to the Registrant’s registration statement on Form S-8, Commission File No.: 333-96557.

10.24 2003 Stock Bonus Plan incorporated by reference to Exhibit 99.1 to the Registrant’s registration statement on Form S-8, Commission File No: 333-106626.

10.25 2003 Supplemental Stock Bonus Plan incorporated by reference to Exhibit 99.1 to the Registrant’s registration statement on Form S-8, Commission File No: 333-106626.

10.26 2004 Stock Bonus Plan incorporated by reference to Exhibit 99.1 to the Registrant’s registration statement on Form S-8, Commission File No. 333-112577.

10.27 2005 Stock Bonus Plan incorporated by reference to Exhibit 99.1 to the Registrant’s registration statement on Form S-8, Commission File No. 333-122859.

10.28 2005 Supplemental Stock Bonus Plan incorporated by reference to Exhibit 99.1 to the Registrant’s registration statement on Form S-8, Commission File No. 333-126658.

10.29 Purchase Agreement dated May 24, 2001 by and between the Registrant and The Tail Wind Fund Ltd. incorporated by reference to Exhibit 10.1 to the Registrant’s current report on Form 8-K filed June 11, 2001. Commission File No. 0-10248.

10.30 Registration Rights Agreement dated May 24, 2001 by and among the Registrant, The Tail Wind Fund Ltd. and Roan Meyers, Inc. incorporated herein by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed June 11, 2001. Commission File No. 0-10248.

10.31 Amendment to Callable Warrant dated April 28, 2004 by and between The Tail Wind Fund, Ltd. and the Registrant incorporated by reference to Exhibit 10.17 to the Registrant’s registration statement on Form S-3, Commission File No. 333-116908.

FONAR CORPORATION AND SUBSIDIARIES

10.32 First Amendment to Purchase Warrant dated April 28, 2004 by and between The Tail Wind Fund, Ltd. and the Registrant incorporated by reference to Exhibit 10.18 to the Registrant’s registration statement on Form S-3, Commission File No. 333-116908

10.33 Form of First Amendment to Purchase Warrant dated June 1, 2004 by and between each of Roan/Meyers Associates, L.P. and its designees and the Registrant, incorporated by reference to Exhibit 10.19 to the Registrant’s registration statement on Form S-3, Commission File No. 333-116908.

10.34 Asset Purchase Agreement dated July 28, 2005 among Health Plus Management Services, L.L.C., Health Management Corporation of America, Dynamic Healthcare Management, Inc. and Fonar Corporation, incorporated by reference to Exhibit 2 to the Registrant’s Form 8-K, August 2, 2005, Commission File No. 0-10248.

10.35 Partnership Interest Purchase Agreement dated September 29, 2008 by and between Diagnostic Management, LLC and Raymond V. Damadian, M.D. MR Scanning Centers Management Company, incorporated by reference to Exhibit 10.35 to Form 10-K for the fiscal year ended June 30, 2008. Commission File No. 0-10248.

10.36 2010 Stock Bonus Plan, incorporated by reference to Exhibit 99.1 to the Registrant’s registration statement on Form S-8, Commission File No. 333-168771.

10.37 Operating Agreement for Imperial Management Services, LLC, incorporated by reference to Exhibit 10.37 to Form 10-K for the fiscal year ended June 30, 2011. Commission File No. 0-10248.

14.1 Code of Ethics, incorporated by reference to Exhibit 14.1 of registrant’s Form 10-K for the fiscal year ended June 30, 2004, Commission File No.: 0-10248.

21.1 Subsidiaries of the Registrant. See Exhibits.

23.1 Independent Registered Public Accounting Firm’s Report

See Exhibits.

31.1 Section 302 Certification. See Exhibits.

32.1 Section 906 Certification. See Exhibits.

99.1 Press Release on Sale to Largest Orthopedic Hospital in the Netherlands, incorporated by reference to Exhibit 99.1 of registrant’s Form 10-K for the fiscal year ended June 30, 2006, Commission File No.: 0-10248.

99.2 XBLR Detail tagging extension.

FONAR CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FONAR CORPORATION

Dated: September 28, 2012

By:/s/Raymond V. Damadian

Raymond V. Damadian, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Raymond V. Damadian Raymond V. Damadian	Chairman of the Board of Directors, President, Director, Principal Executive, Officer and Acting, Principal Financial Officer	September 28, 2012
/s/ Claudette J.V. Chan Claudette J.V. Chan	Secretary Director	September 28, 2012
/s/ Robert J. Janoff Robert J. Janoff	Director	September 28, 2012
/s/ Charles N. O'Data Charles N. O'Data	Director	September 28, 2012
/s/ Ronald G. Lehman Ronald G. Lehman	Director	September 28, 2012