Form 10-K/A
period 2012-06-30
FONAR CORP
filed 2012-10-26
CIK 355019

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

REASON FOR AMENDMENT: Adding XBRL Files

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

 Reason for Amendment: Adding XBRL files

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

Dated: October 26, 2012

By:/s/Raymond V. Damadian

Raymond V. Damadian, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Raymond V. Damadian Raymond V. Damadian	Chairman of the Board of Directors, President, Director, Principal Executive, Officer and Acting, Principal Financial Officer	October 26, 2012
/s/ Claudette J.V. Chan Claudette J.V. Chan	Secretary Director	October 26, 2012
/s/ Robert J. Janoff Robert J. Janoff	Director	October 26, 2012
/s/ Charles N. O'Data Charles N. O'Data	Director	October 26, 2012
/s/ Ronald G. Lehman Ronald G. Lehman	Director	October 26, 2012