Form 10-Q
period 2012-09-30
FONAR CORP
filed 2012-11-14
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock, par value $.0001	5,931,262
Class B Common Stock, par value $.0001	158
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(000's OMITTED)

ASSETS

	September 30, 2012 (UNAUDITED)	June 30, 2012
Current Assets:
Cash and cash equivalents	$12,905	$12,032
Accounts receivable – net	4,910	5,095
Accounts receivable - related party	90	—
Management and other fees receivable - net	4,282	3,782
Management and other fees receivable – related medical practices - net	1,709	1,311
Costs and estimated earnings in excess of billings on uncompleted contracts	1,159	1,129
Inventories	2,517	2,195
Current portion of notes receivable - net	117	116
Prepaid expenses and other current assets	202	206
Total Current Assets	27,891	25,866
Property and equipment – net	3,123	3,173
Notes receivable	242	276
Other intangible assets – net	3,716	3,835
Other assets	490	465
Total Assets	$35,462	$33,615

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(000's OMITTED, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2012 (UNAUDITED)	June 30, 2012
Current Liabilities:
Current portion of long-term debt and capital leases	1,658	1,854
Accounts payable	2,212	2,077
Other current liabilities	8,001	7,693
Unearned revenue on service contracts	5,620	5,475
Unearned revenue on service contracts – related party	82	—
Customer advances	3,898	3,881
Income tax payable	25	100
Total Current Liabilities	21,496	21,080
Long-Term Liabilities:
Accounts payable, non current	25	47
Due to related medical practices	231	229
Long-term debt and capital leases, less current portion	706	777
Other liabilities	390	401
Total Long-Term Liabilities	1,352	1,454
Total Liabilities	22,848	22,534

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(000’s OMITTED, except per share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY(Continued)

STOCKHOLDERS' EQUITY:	September 30, 2012 (UNAUDITED)	June 30, 2012
Class A non-voting preferred stock $.0001 par value; 453,000 shares authorized at September 30, 2012 and June 30, 2012, 313,438 issued and outstanding at September 30, 2012 and June 30, 2012	—	—
Preferred stock $.001 par value; 567,000 shares authorized at September 30, 2012 and June 30, 2012, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500,000 shares authorized at September 30, 2012 and June 30, 2012, 5,912,905 issued at September 30, 2012 and June 30, 2012; 5,901,262 outstanding at September 30, 2012 and June 30, 2012	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227,000 shares authorized at September 30, 2012 and June 30, 2012; 158 issued and outstanding at September 30, 2012 and June 30, 2012	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567,000 shares authorized at September 30, 2012 and June 30, 2012, 382,513 issued and outstanding at September 30, 2012 and June 30, 2012	—	—
Paid-in capital in excess of par value	174,084	174,084
Accumulated other comprehensive loss	(19)	(20)
Accumulated deficit	(166,882)	(168,334)
Notes receivable from employee stockholders	(69)	(71)
Treasury stock, at cost - 11,643 shares of common stock at September 30, 2012 and June 30, 2012	(675)	(675)
Non controlling interests	6,174	6,096
Total Stockholders' Equity	12,614	11,081
Total Liabilities and Stockholders' Equity	$35,462	$33,615

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(000'S OMITTED, except per share data

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2012	2011
REVENUES
Product sales – net	$1,041	$1,776
Service and repair fees – net	2,709	2,905
Service and repair fees - related parties - net	27	27
Management and other fees – net	3,769	3,329
Management and other fees - related medical practices – net	1,965	1,571
Total Revenues – Net	9,511	9,608
COSTS AND EXPENSES
Costs related to product sales	1,056	1,475
Costs related to service and repair fees	865	813
Costs related to service and repair fees - related parties	9	8
Costs related to management and other fees	2,171	2,185
Costs related to management and other fees – related medical practices	817	819
Research and development	330	329
Selling, general and administrative	2,212	2,043
Provision for bad debts	175	175
Total Costs and Expenses	7,635	7,847
Income From Operations	1,876	1,761
Interest Expense	(76)	(107)
Investment Income	59	62
Other (Expense) Income	(9)	56
Income Before Provision for Income Taxes and Non Controlling Interests	1,850	1,772
Provision for Income Taxes	72	—
Net Income	1,778	1,772
Net Income - Non Controlling Interests	(326)	(259)
Net Income - Controlling Interests	$1,452	$1,513
Net Income Available to Common Stockholders	$1,355	$1,409
Net Income Available to Class A Non-Voting Preferred Stockholders	$72	$78
Net Income Available to Class C Common Stockholders	$25	$27
Basic Net Income Per Common Share Available to Common Stockholders	$0.23	$0.25
Diluted Net Income Per Common Share Available to Common Stockholders	$0.22	$0.24
Basic and Diluted Income Per Share - Common C	$0.06	$0.07
Weighted Average Basic Shares Outstanding	5,901,262	5,668,762
Weighted Average Diluted Shares Outstanding	6,028,766	5,796,266
Weighted Average Basic Shares Outstanding – Class C Common	382,513	382,513
Weighted Average Diluted Shares Outstanding – Class C Common	382,513	382,513

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(000'S OMITTED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2012	2011
Net income	$1,778	$1,772
Other comprehensive income, net of tax: Unrealized losses on marketable securities net of tax	(1)	(5)
Total comprehensive income	$1,777	$1,767
Comprehensive income – non controlling interests	326	259
Comprehensive income – controlling interests	$1,451	$1,508

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$1,778	$1,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	415	525
Provision for bad debts	175	175
Stock issued for costs and expenses	—	104
(Increase) decrease in operating assets, net:
Accounts, management fee and medical receivable(s)	(979)	66
Notes receivable	33	14
Costs and estimated earnings in excess of billings on uncompleted contracts	(30)	(387)
Inventories	(322)	(1,417)
Prepaid expenses and other current assets	6	(73)
Other assets	(24)	(14)
Increase (decrease) in operating liabilities,net:
Accounts payable	112	(67)
Other current liabilities	536	727
Customer advances	16	(1,208)
Billings in excess of costs and estimated earnings on uncompleted contracts	—	813
Other liabilities	(10)	(4)
Due to related medical practices	2	2
Income tax payable	(75)	—
Net cash provided by operating activities	1,633	1,028
Cash Flows from Investing Activities:
Purchases of property and equipment	(211)	(116)
Cost of patents	(36)	(39)
Net cash used in investing activities	(247)	(155)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(266)	(326)
Distributions to non controlling interests	(249)	(288)
Repayment of notes receivable from employee stockholders	2	2
Net cash used in financing activities	(513)	(612)
Net Increase in Cash and Cash Equivalents	873	261
Cash and Cash Equivalents - Beginning of Period	12,032	9,251
Cash and Cash Equivalents - End of Period	$12,905	$9,512

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 28, 2012 for the fiscal year ended June 30, 2012.

Liquidity

At September 30, 2012, the Company had working capital of $6.4 million as compared to working capital of $4.8 million at June 30, 2012, and stockholders’ equity of $12.6 million at September 30, 2012 as compared to stockholders’ equity of $11.1 million at June 30, 2012. For the three months ended September 30, 2012, we realized a net income of $1.8 million.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Income Per Share

Basic income per share (“EPS”) is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the if converted method in calculating diluted income per share for the three months ended September 30, 2012 and 2011.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three months ended September 30, 2012 and 2011, the number of common shares potentially issuable upon the exercise of certain options of 13,000 and 20,000; respectively, have not been included in the computation of diluted EPS since the effect would be antidilutive.

	Three months ended			Three months ended
	September 30, 2012			September 30, 2011
	(000's omitted, except per share data)
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic Numerator:
Net income available to common stockholders	$1,452	$1,355	$25	$1,513	$1,409	$27
Denominator:
Weighted average shares outstanding	5,901	5,901	383	5,669	5,669	383
Basic income per common share	$0.25	$0.23	$0.06	$0.27	$0.25	$0.07
Diluted Denominator:
Weighted average shares outstanding		5,901	383		5,669	383
Stock options		—	—		—	—
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,029	383		5,797	383
Diluted income per common share		$0.22	$0.06		$0.24	$0.07

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of Accumulated Other Comprehensive Income in both net income and Other Comprehensive Income on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The guidance provided by this update becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard has not had a material impact on the Company’s condensed consolidated position and results of operations.

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

SEPTEMBER 30, 2012 and 2011

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Accounts Receivable and Management and Other Fees Receivable

Receivables, net is comprised of the following at September 30, 2012:

(000’s Omitted)

	Gross Receivable	Allowance for doubtful accounts	Net
Receivables from equipment sales and service contracts	$6,763	$1,853	$4,910
Receivables from equipment sales and service contracts - related party	$90	—	$90
Management and other fees receivables	$11,915	$7,633	$4,282
Management and other fees receivables from related medical practices ("PC’s")	$2,112	$403	$1,709

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 38% and 55% of the PCs’ net revenues for the three months ended September 30, 2012 and 2011, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 20.7% and 16.4% of the consolidated net revenues for the three months ended September 30, 2012 and 2011, respectively.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

(UNAUDITED)

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

(000's omitted)

	September 30, 2012	June 30, 2012
Purchased parts, components and supplies	$1,960	$1,673
Work-in-process	557	522
TOTAL INVENTORIES	$2,517	$2,195

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of September 30, 2012 is as follows:

(000's omitted)

Costs incurred on uncompleted contracts	$2,684
Estimated earnings	2,062
Subtotal	4,746
Less: Billings to date	3,587
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$1,159

Included in the accompanying condensed consolidated balance sheet at September 30, 2012 under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$1,159
Less: Billings in excess of costs and estimated earnings on uncompleted contracts	—
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$1,159

2) Customer advances consist of the following as of September 30, 2012:

Total advances	$7,485
Less: Advances on contracts under construction	3,587
Total customer advances	$3,898

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

(UNAUDITED)

NOTE 6 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

(000’s omitted)

	September 30, 2012	June 30, 2012
Accrued salaries, commissions and payroll taxes	$536	$570
Accrued interest	198	191
Litigation accruals	493	493
Sales tax payable	2,908	2,764
Legal and other professional fees	544	577
Accounting fees	115	345
Insurance premiums	62	13
Interest and penalty - sales tax	2,166	2,116
Penalty - 401k plan	250	250
Purchase scanners	400	—
Rent	178	208
Other	151	166
TOTAL OTHER CURRENT LIABILITIES	$8,001	$7,693

NOTE 7 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of diagnostic imaging centers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company’s 10-K as of June 30, 2012. All inter-segment sales are market-based. The Company evaluates performance based on income or loss from operations.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

(000's omitted)

	Medical Equipment	Management Of Diagnostic Imaging Centers	Totals
For the three months ended Sept. 30, 2012
Net revenues from external customers	$3,777	$5,734	$9,511
Inter-segment net revenues	$202	$—	$202
Income from operations	$227	$1,649	$1,876
Depreciation and amortization	$158	$257	$415
Capital expenditures	$71	$176	$247
For the three months ended Sept. 30, 2011
Net revenues from external customers	$4,708	$4,900	$9,608
Inter-segment net revenues	$202	$—	$202
Income from operations	$751	$1,010	$1,761
Depreciation and amortization	$175	$350	$525
Capital expenditures	$39	$116	$155

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2012 and September 30, 2011, the Company paid $33,000 and $64,000 for interest, respectively.

During the three months ended September 30, 2012 and September 30, 2011, the Company paid $147,000 and $0 for income taxes, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such actions, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2012.

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of September 30, 2012, the Company has recorded tax obligations of approximately $2,591,000 plus interest and penalties of approximately $2,166,000. The Company is in the process of determining the regulatory requirements in order to become compliant.

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

SEPTEMBER 30, 2012 and 2011

NOTE 10 - INCOME TAXES

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

The adoption of the provisions of ASC topic 740 did not have a material impact on the Company’s consolidated financial position and results of operations. Upon the adoption and as of September 30, 2012, no liability for unrecognized tax benefits was required to be recorded. The Company does not expect its unrecognized tax benefit position to change during the next 12 months.

The Company recognized a net deferred tax asset of $461,858 and a deferred tax liability of $461,858 as of September 30, 2012, primarily relating to net operating loss carryforwards of approximately $154,431,000 available to offset future taxable income through 2029. The net operating losses begin to expire in 2012 for federal tax purposes and in 2012 for state income tax purposes.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 and 2011

NOTE 10 - INCOME TAXES (Continued)

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation. Should the Company become profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

NOTE 11 – SUBSEQUENT EVENTS

During the period from October 1, 2012 through October 31, 2012, the Company issued 30,000 shares of common stock to consultants as compensation valued at $146,700 under the 2010 Stock Bonus Plan.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the three month period ended September 30, 2012, we reported a net income of $1.8 million on revenues of $9.5 million as compared to net income of $1.8 million on revenues of $9.6 million for the three month period ended September 30, 2011. We recognized an operating income of $1.9 million for the three month period ended September 30, 2012 compared to an operating income of $1.8 million for the three month period ended September 30, 2011.

Overall, our revenues decreased 1.0% from $9.6 million for the first three months of fiscal 2012 to $9.5 million for the first three months of fiscal 2013. Although management fees increased by 17.0% from $4.9 million for the first three months of fiscal 2012 to $5.7 million for the first three months of fiscal 2013, service and repair fees decreased 6.7% from $2.9 million the first three months of fiscal 2012 to $2.7 million the first three months of fiscal 2013, and revenues from product sales decreased 41.4%, from $1.8 million for the first three months of 2012 to $1.0 million for the first three months of fiscal 2013.

The decrease in our revenues was offset by a larger decrease in our costs and expenses, and consequently we recognized an increased operating income for the three months ended September 30, 2012 of $1.9 million as compared to an operating income of $1.8 million for the three months ended September 30, 2011. The decrease in costs and expenses of 2.7% from $7.8 million in the first three months of fiscal 2012 to $7.6 million in the first three months of fiscal 2013, exceeded the decrease in revenues of 1.0%, from $9.6 million in the first three months of fiscal 2012 to $9.5 million in the first three months of fiscal 2013.

Our continuing efforts to control costs, combined with our intensive efforts to increase our management fees, the adoption of a new billing and collection contract in fiscal 2011 and the addition of an additional site to the sites we manage, are responsible for our profitability during the three months ended September 30, 2012.

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

Effective May 2, 2011, HMCA contributed all of its assets, liabilities and business to Imperial Management Services, LLC, which is controlled but not wholly-owned by HMCA. Imperial is continuing the business of HMCA utilizing the same facilities, equipment and personnel as HMCA. This transaction did not result in a change of control or policy, but was solely a means to raise capital. To avoid confusion in making comparisons and to show the continuity of the business, our physician management and diagnostic services segment is sometimes referred to as “HMCA-IMPERIAL” for both periods before and after May 2, 2011.

Trends in the first three months of fiscal 2013 include an increase in management and other fee revenues, and a decline in product sales revenues, and service and repair fees. Also costs related to product sales decreased 28.4% from $1.5 million for the first three months of fiscal 2012 to $1.1 million for the first three months of fiscal 2013, which corresponds to the decrease in product sales. We will continue to focus on our marketing efforts to improve sales performance and increase patient volume at the MRI facilities managed by HMCA-IMPERIAL in fiscal 2013. In addition, we will monitor our cost control program and will continue to reduce costs as necessary.

FONAR CORPORATION AND SUBSIDIARIES

For the three month period ended September 30, 2012, as compared to the three month period ended September 30, 2011 overall revenues from MRI product sales decreased 41.4% ($1.0 million compared to $1.8 million). Continuing tight credit and world-wide economic uncertainty have depressed the market for our MRI products, which in the overwhelming majority of cases are purchased on credit.

Service revenues for the three month period ended September 30, 2012 as compared to the three month period ended September 30, 2011 decreased 6.7% ($2.7 million compared to $2.9 million). Unrelated party service and repair fees decreased 6.7% ($2.7 million compared to $2.9 million) and related party service and repair fees remained constant at $27,000 for the three month period ended September 30, 2011 and the three month period ended September 30, 2012. We anticipate that there will be increases in service revenues as warranties on installed scanners expire over time.

There were approximately $265,000 in foreign revenues for the first three months of fiscal 2013 as compared to approximately $279,000 in foreign revenues for the first three months of fiscal 2012, representing a decrease in foreign revenues of 5%. We do not regard this as a material trend, but as part of a normal variation resulting from low volumes of foreign sales.

Overall, for the first three months of fiscal 2013, revenues for the medical equipment segment decreased by 19.8% to $3.8 million from $4.7 million for the first three months of fiscal 2012.

The revenues generated by HMCA-IMPERIAL increased by 17.0%, to $5.7 million for the first three months of fiscal 2013 as compared to $4.9 million for the first three months of fiscal 2012. This trend reflects an increase in the percentage of our revenues derived from our diagnostic facilities management segment relative to our revenues derived from our medical equipment segment (60.3% for the first three months of fiscal 2013 compared to 51.0% for the first three months of fiscal 2012). The increase in HMCA-IMPERIAL revenues was the result of increased marketing efforts for the scanning centers and the opening of a new center.

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

Costs related to product sales decreased by 28.4% from $1.5 million in the first quarter of fiscal 2012 to $1.1 million in the first quarter of 2013, resulting from a decrease in the manufacturing activity.

FONAR CORPORATION AND SUBSIDIARIES

Costs related to providing service for the first quarter increased by 6.5% from $821,000 in the first quarter of fiscal 2012 to $874,000 in fiscal 2013, notwithstanding a decrease in service revenues of only 6.7%, from $2.9 million in the first quarter of fiscal 2012 to $2.7 million in the first quarter of fiscal 2013. Certain of the costs of providing service (employee salaries and overhead, for example) are not directly tied to revenue. Notwithstanding the foregoing, we believe that an important factor in controlling our service costs is our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis, and to detect and repair any irregularities before more serious problems result.

Overall, the operating results for our medical equipment segment decreased to an operating income of $227,000 for the first quarter of fiscal 2013 as compared to an operating income of $751,000 for the first quarter of 2012.

HMCA-IMPERIAL revenues increased in the first quarter of fiscal 2013 by 17.0% to $5.7 million from $4.9 million for the first quarter of fiscal 2012, primarily due to increased revenues from our New York locations. Contributing to the increase in revenue was the increase in management and other fees resulting from renegotiating our annual management contracts with the professional corporations we manage, the opening of a new facility along with the acquisition of a new billing and collection contract with Health Diagnostics LLC.

We now manage eleven sites, all of which are equipped with FONAR UPRIGHT® MRI scanners. HMCA-IMPERIAL experienced an operating income of $1.6 million for the first three months of fiscal 2013 compared to operating income of $1.0 million for the first three months of fiscal 2012. The greater operating income was due primarily to an increase in management and other fees and the acquisition of a new billing and collection contract.

HMCA-IMPERIAL cost of revenues for the first three months of fiscal 2013 as compared to the first three months of fiscal 2012 remained constant at $3.0 million. HMCA’s cost of revenues include expenditures we have been making to improve HMCA revenues through our marketing efforts, which focus on the unique capability of our Upright® MRI Scanners to scan patients in different positions.

The decrease in our consolidated net revenues of 1.0% from $9.6 million in the first quarter of fiscal 2012 to $9.5 million in the first quarter of fiscal 2013 was coupled with a decrease of 2.7% in total costs and expenses from $7.8 million in the first quarter of fiscal 2012 compared to $7.6 million in the first quarter of fiscal 2013. As a result, our income from operations of $1.8 million in the first quarter of fiscal 2012 increased to $1.9 million in the first quarter of fiscal 2013.

Selling, general and administrative expenses increased by 8.3% to $2.2 million in the first three months of fiscal 2013 from $2.0 million in the first three months of fiscal 2012. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, was $0 for the first three months of fiscal 2013 and for the first three months of fiscal 2012.

Research and development expenses increased by 0.3% to $330,000 for the first three months of fiscal 2013 as compared to $329,000 for the first three months of fiscal 2012.

FONAR CORPORATION AND SUBSIDIARIES

Interest expense in the first three months of fiscal 2013 decreased by 29.0% to $76,000 from $107,000 in the first three months of fiscal 2012.

Inventories increased by 14.7% to $2.5 million at September 30, 2012 as compared to $2.2 million at June 30, 2012 representing the purchase of raw materials and components in our inventory to fill orders.

Management fee and medical receivables increased by 17.8% to $6.0 million at September 30, 2012 from $5.1 million at June 30, 2012, primarily due to renegotiated management fee contracts with an unrelated party coupled with decreased collections of outstanding receivables.

The overall trends reflected in the results of operations for the first three months of fiscal 2013 are an increase in revenues from management and other fees, as compared to the first three months of fiscal 2012 ($5.7 million for the first three months of fiscal 2013 as compared to $4.9 million for the first three months of fiscal 2012), and a decrease in MRI equipment segment revenues both absolutely ($3.8 million as compared to $4.7 million) and as compared to HMCA-IMPERIAL revenues. Revenues were $3.8 million or 39.7% from the MRI equipment segment as compared to $5.7 million or 60.3% from HMCA-IMPERIAL, for the first three months of fiscal 2013, as compared to $4.7 million or 49% from the MRI equipment segment and $4.9 million or 51%, from HMCA-IMPERIAL, for the first three months of fiscal 2012.

On March 23, 2010, President Obama signed into law healthcare reform legislation in the form of the Patient Protection and Affordable Care Act (PPACA). The implementation of this law could have a profound impact on the healthcare industry. Many of the most substantive provisions of PPACA will be phased in commencing in January, 2013. Certain of PPACA’s provisions are already in effect. Many provisions will require the federal government and individual state governments to interpret and implement the new requirements and adopt appropriate regulations. Although PPACA remains the subject of significant debate, the Act has been held constitutional by the United States Supreme Court, and there is no indication that the Act will be repealed or substantially modified in the foreseeable future. We are unable to predict how many of the legislative mandates contained in PPACA will be implemented or how they will affect our MRI equipment segment or HMCA-IMPERIAL in practice.

We are committed to improving the operating results we experienced in the first three months in fiscal 2013. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, including the availability of credit, payor reimbursement rates and policies, and unexpected expenditures or the timing of such expenditures, make it problematical to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Company’s operating results.

Our FONAR UPRIGHT® MRI, and Fonar-360™ MRI scanners, together with our works-in-progress, are intended to significantly improve our competitive position.

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

The first Fonar 360™ MRI scanner, installed at the Oxford-Nuffield Orthopedic Center in Oxford, United Kingdom, is now carrying a full diagnostic imaging caseload. In addition, development of the work in progress Fonar 360™ MRI image guided interventional technology is actively progressing. Fonar software engineers have completed and installed their 2nd generation tracking software at Oxford-Nuffield which is designed to enable the surgeons to insert needles into the patient and accurately advance them, under direct visual image guidance, to the target tissue, such as a tumor, so that therapeutic agents can be injected.

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

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities increased by 7.3% from $12.0 million at June 30, 2012 to $12.9 million at September 30, 2012.

Cash provided by operating activities for the first three months of fiscal 2013 was $1.6 million. Cash provided by operating activities was attributable to net income of $1.8 million, a decrease of other current liabilities of $536,000, offset by an increase in inventories of $322,000, an increase in costs and estimated earnings on uncompleted contracts of $30,000 and with an increase in accounts, management fee and medical receivables of $979,000.

Cash used in investing activities for the first three months of fiscal 2013 was $247,000. The principal uses of cash used in investing activities during the first three months of fiscal 2013 consisted of capitalized software and patent costs of $36,000, and the purchase of property and equipment of $211,000.

Cash used in financing activities for the first three months of fiscal 2013 was $513,000. The uses of cash in financing activities during the first three months of fiscal 2013 were the repayment of principal on long-term debt and capital lease obligations of $266,000, along with distributions to noncontrolling interests of $249,000.

Total liabilities increased by 1.4% to $22.8 million at September 30, 2012 from $22.5 million at June 30, 2012. Other current liabilities increased from $7.7 million at June 30, 2012 to $8.0 million at September 30, 2012 coupled with a decrease in long-term debt and capital leases from $777,000 at June 30, 2012 to $706,000 at September 30, 2012, an increase in accounts payable from $2.1 million at June 30, 2012 to $2.2 million at September 30, 2012. Unearned revenue on service contracts increased to $5.7 million at September 30, 2012 as compared to $5.5 million at June 30, 2012.

As of September 30, 2012, the total of $8.0 million in other current liabilities included accrued salaries and payroll taxes of $536,000, accrued interest and penalties of $2.2 million and sales taxes of $2.9 million.

Our working capital increased to $6.4 million at September 30, 2012 from $4.8 million at June 30, 2012. This resulted from an increase in current assets ($25.9 million at June 30, 2012 as compared to $27.9 million at September 30, 2012), in particular an increase in inventories of $300,000 ($2.2 million at June 30, 2012 as compared to $2.5 million at September 30, 2012), and an increase of accounts, management and other fees receivable of $803,000 ($10.2 million at June 30, 2012 as compared to $11.0 million at September 30, 2012), slightly offset by an increase in current liabilities from $21.1 million at June 30, 2012 to $21.5 million at September 30, 2012.

FONAR CORPORATION AND SUBSIDIARIES

Fonar has not committed to making any significant capital expenditures in the remainder of the 2013 fiscal year.

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

The Company continues to focus its efforts on increased marketing campaigns to strengthen the demand for its products and services. Management is seeking to promote wider market recognition of Fonar’s scanner products, and increase demand for Upright® scanning at the facilities HMCA-IMPERIAL manages. Given the liquidity and credit constraints in the markets, the sale of medical equipment has and may continue to suffer. There can be no assurance that the Company would be able to secure additional funds in the event such funds were needed on terms and conditions acceptable to the Company. In such case, reduction in operating expenses might need to be implemented in order for the Company to generate positive cash flow to sustain the operations of the Company.

Management anticipates that Fonar’s capital resources will improve if (1) Fonar’s MRI scanner products gain wider market recognition and acceptance resulting in increased product sales, (2) service and maintenance revenues increase as the warranties on scanners expire and (3) HMCA-IMPERIAL revenues can be increased through the Company’s vigorous marketing efforts and the installation of more HMCA-IMPERIAL managed Upright® MRI scanners. If our marketing efforts to increase revenues fail, and we are unable to raise debt or equity capital, we will experience a shortfall in cash, and it will be necessary to reduce operating expenses to attempt to avoid the need to curtail our operations. Current economic, credit and political conditions have contributed to a challenging business environment for our company. The precise impact of these conditions can not be fully predicted. There can be no assurance that we would be able to secure additional funds if needed.

The Company believes that its business plan has been responsible for the past two consecutive fiscal years of profitability (fiscal 2012 and fiscal 2011) and that its capital resources will be adequate to support operations at current levels through September 30, 2013. The Company also has experienced, however, periods of working capital deficits and prior to fiscal 2011, losses. The future effects on our business of healthcare reform legislation, the Deficit Reduction Act, the tax on sales of medical equipment, and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

FONAR CORPORATION AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13(a)-15(e)) are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow for timely decisions regarding required disclosure. Disclosure controls and procedures include many aspects of internal control over financial reporting.

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2012, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls, during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2012. In the Golden Triangle Company v. Fonar Corporation et al case (U.S. District Court for the Eastern District of New York CV10-2932), the Company made a motion to dismiss the plaintiff’s amended complaint, which was granted, leaving only the cause of action for breach of contract. The claims against the individual officers and employees were also dismissed. Fonar filed its answer to the complaint, together with a counterclaim alleging the plaintiff, by attempting to overcharge the end customer has damaged Fonar’s reputation and ability to sell in Kuwait. The plaintiff, in turn, has answered our counterclaim. The case is now in discovery, with a deadline of December 31, 2012 to complete discovery.

FONAR CORPORATION AND SUBSIDIARIES

In the Matt Malek Madison v. Fonar case (U.S. District Court, Northern District of California), Fonar appealed the judgment against it, but the U.S. Court of Appeals for 9th Circuit affirmed the judgment of the District Court on January 31, 2012, awarding the plaintiff the $300,000 deposit with prejudgment interest from July 1, 2006. The $300,000 plus interest of $72,000 has been accrued as of September 30, 2012. Although we asked the Court of Appeals to reconsider its decision in an en banc (larger panel of judges) proceeding, our request was not granted. Notwithstanding the outstanding judgment, the plaintiff has not to our knowledge taken any steps to enforce the judgment against us.

In the Bonutti Research v. Fonar et al case (U.S. District Court, Eastern District of New York), Bonutti Research filed an action on December 2, 2011 alleging that Fonar’s Upright® MRI scanners infringe plaintiff’s patent, which relates to the moving of a patient into the scanner. Fonar believes plaintiff’s claims are without merit and further, that the patent is invalid. The plaintiff served the complaint on the last possible day permitted after filing. The defendants obtained an extension of time to answer to May 18, 2012. Subsequently, on or about July 3, 2012, Bonutti hired new substitute counsel and requested a 60 day extension to answer Fonar’s counterclaims and to postpone the initial conference. Bonutti has answered our counterclaims and discovery commenced. We have now made a motion to dismiss the case. At this point we are unable to assess the amount in controversy as no damages were specified. The patent has expired.

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

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:

a) Exhibit 31.1 Certification. See Exhibits

b) Exhibit 32.1 Certification. See Exhibits

c) Report on Form 8-K filed on October 2, 2012, Item 2.02: Results of Operations and Financial Condition for the fiscal year ended June 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FONAR CORPORATION

(Registrant)

By: /s/ Raymond V. Damadian

Raymond V. Damadian

President & Chairman

Dated: November 14, 2012