Form 10-Q
period 2012-12-31
FONAR CORP
filed 2013-02-14
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 0-10248

FONAR CORPORATION

____________________________________________________

(Exact name of registrant as specified in its charter)

DELAWARE	11-2464137
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

110 Marcus Drive, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (631) 694-2929

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files. YES _X_ NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.(Check one): Large accelerated filer__, Accelerated filer__, Non-accelerated filer__, Smaller reporting company_X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at January 31, 2013
Common Stock, par value $.0001	5,931,262
Class B Common Stock, par value $.0001	158
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(000's OMITTED, except shares and per share data)

ASSETS

Current Assets:	December 31, 2012 (UNAUDITED)	June 30, 2012
Cash and cash equivalents	$14,760	$12,032
Accounts receivable – net	4,920	5,095
Accounts receivable - related party	60	—
Management and other fees receivable - net	4,525	3,782
Management and other fees receivable – related medical practices – net	1,955	1,311
Costs and estimated earnings in excess of billings on uncompleted contracts	747	1,129
Inventories	2,239	2,195
Current portion of notes receivable - net	118	116
Prepaid expenses and other current assets	251	206
Total Current Assets	29,575	25,866
Property and equipment – net	2,927	3,173
Notes receivable	207	276
Other intangible assets – net	3,609	3,835
Other assets	487	465
Total Assets	$36,805	$33,615

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(000's OMITTED, except shares and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2012 (UNAUDITED)	June 30, 2012
Current Liabilities:
Current portion of long-term debt and capital leases	$1,483	$1,854
Accounts payable	2,020	2,077
Other current liabilities	8,179	7,693
Unearned revenue on service contracts	5,536	5,475
Unearned revenue on service contracts - related party	55	—
Customer advances	4,138	3,881
Income tax payable	—	100
Total Current Liabilities	21,411	21,080
Long-Term Liabilities:
Accounts payable, non current	10	47
Due to related medical practices	229	229
Long-term debt and capital leases, less current portion	634	777
Other liabilities	379	401
Total Long-Term Liabilities	1,252	1,454
Total Liabilities	22,663	22,534

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(000's OMITTED, except shares and per share data)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (continued)	December 31, 2012 (UNAUDITED)	June 30, 2012
STOCKHOLDERS' EQUITY:
Class A non-voting preferred stock $.0001 par value; 453,000 shares authorized at December 31, 2012 and June 30, 2012, 313,438 issued and outstanding at December 31, 2012 and June 30, 2012	—	—
Preferred stock $.001 par value; 567,000 shares authorized at December 31, 2012 and June 30, 2012, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500,000 shares authorized at December 31, 2012 and June 30, 2012, 5,942,905 and 5,912,905 issued at December 31, 2012 and June 30, 2012, respectively; 5,931,262 and 5,901,262 outstanding at December 31, 2012 and June 30, 2012, respectively	1	1
Class B Common Stock (10 votes per share) $ .0001 par value; 227,000 shares authorized at December 31, 2012 and June 30, 2012, 158 issued and outstanding at December 31, 2012 and June 30, 2012	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567,000 shares authorized at December 31, 2012 and June 30, 2012, 382,513 issued and outstanding at December 31, 2012 and June 30, 2012	—	—
Paid-in capital in excess of par value	174,231	174,084
Accumulated other comprehensive loss	(20)	(20)
Accumulated deficit	(165,533)	(168,334)
Notes receivable from employee stockholders	(59)	(71)
Treasury stock, at cost - 11,643 shares of common stock at December 31, 2012 and June 30, 2012	(675)	(675)
Non controlling interests	6,197	6,096
Total Stockholders' Equity	14,142	11,081
Total Liabilities and Stockholders' Equity	$36,805	$33,615

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(000's OMITTED, except shares and per share data)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
REVENUES	2012	2011
Product sales – net	$1,080	$1,615
Service and repair fees – net	2,765	2,807
Service and repair fees – related parties - net	28	27
Management and other fees – net	3,775	3,308
Management and other fees – related medical practices – net	1,965	1,571
Total Revenues – Net	9,613	9,328
COSTS AND EXPENSES
Costs related to product sales	904	1,171
Costs related to service and repair fees	894	868
Costs related to service and repair fees – related parties	9	9
Costs related to management and other fees	2,235	1,887
Costs related to management and other fees – related medical practices	852	901
Research and development	320	293
Selling, general and administrative	2,352	1,995
Provision for bad debts	325	310
Total Costs and Expenses	7,891	7,434
Income From Operations	1,722	1,894
Interest Expense	(103)	(124)
Investment Income	60	64
Other Expense	(4)	(1)
Income Before Provision for Income Taxes and Non Controlling Interests	1,675	1,833
Provision for Income Taxes	55	21
Net Income	1,620	1,812
Net Income - Non Controlling Interests	271	276
Net Income - Controlling Interests	$1,349	$1,536
Net Income Available to Common Stockholders	$1,259	$1,432
Net Income Available to Class A Non-Voting Preferred Stockholders	$67	$78
Net Income Available to Class C Common Stockholders	$23	$26
Basic Net Income Per Common Share Available to Common Stockholders	$0.21	$0.25
Diluted Net Income Per Common Share Available to Common Stockholders	$0.21	$0.24
Basic and Diluted Income Per Share-Common C	$0.06	$0.07
Weighted Average Basis Shares Outstanding	5,926,262	5,728,528
Weighted Average Diluted Shares Outstanding	6,053,766	5,856,032
Weighted Average Basic Shares Outstanding – Class C Common	382,513	382,513
Weighted Average Diluted Shares Outstanding – Class C Common	382,513	382,513

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(000's OMITTED, except shares and per share data)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2012	2011
REVENUES
Product sales – net	$2,121	$3,391
Service and repair fees – net	5,474	5,712
Service and repair fees – related parties - net	55	55
Management and other fees – net	7,544	6,637
Management and other fees – related medical practices – net	3,930	3,141
Total Revenues – Net	19,124	18,936
COSTS AND EXPENSES
Costs related to product sales	1,959	2,646
Costs related to service and repair fees	1,760	1,682
Costs related to service and repair fees – related parties	18	16
Costs related to management and other fees	4,406	4,072
Costs related to management and other fees – related medical practices	1,669	1,720
Research and development	650	622
Selling, general and administrative	4,564	4,037
Provision for bad debts	500	485
Total Costs and Expenses	15,526	15,280
Income From Operations	3,598	3,656
Interest Expense	(179)	(231)
Investment Income	120	126
Other (Expense) Income	(13)	55
Income Before Provision for Income Taxes and Non Controlling Interests	3,526	3,606
Provision for Income Taxes	127	21
Net Income	3,399	3,585
Net Income - Non Controlling Interests	598	535
Net Income - Controlling Interests	$2,801	$3,050
Net Income Available to Common Stockholders	$2,616	$2,842
Net Income Available to Class A Non-voting Preferred Stockholders	$138	$155
Net Income Available to Class C Common Stockholders	$47	$53
Basic Net Income Per Common Share Available to Common Stockholders	$0.44	$0.50
Diluted Net Income Per Common Share Available to Common Stockholders	$0.43	$0.49
Basic and Diluted Income Per Share-Common C	$0.12	$0.14
Weighted Average Basic Shares Outstanding	5,913,762	5,698,645
Weighted Average Diluted Shares Outstanding	6,041,266	5,826,149
Weighted Average Basic Shares Outstanding – Class C Common	382,513	382,513
Weighted Average Diluted Shares Outstanding – Class C Common	382,513	382,513

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(000'S OMITTED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
	2012	2011
Net income	$1,620	$1,812
Other comprehensive income, net of tax: Unrealized (losses) gains on marketable securities, net of tax	(1)	1
Total comprehensive income	$1,619	$1,813
Comprehensive income-non controlling interests	271	276
Comprehensive income-controlling interests	$1,348	$1,537

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(000'S OMITTED)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2012	2011
Net income	$3,399	$3,585
Other comprehensive income, net of tax: Unrealized losses on marketable securities, net of tax	—	(4)
Total comprehensive income	$3,399	$3,581
Comprehensive income-non controlling interests	598	535
Comprehensive income-controlling interests	$2,801	$3,046

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(000'S OMITTED)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$3,399	$3,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	810	1,049
Provision for bad debts	500	485
Stock issued for costs and expenses	—	220
Compensatory element of stock issuances	147	34
(Increase) decrease in operating assets, net:
Accounts, management fee and medical receivable(s)	(1,773)	(68)
Notes receivable	67	42
Costs and estimated earnings in excess of billings on uncompleted contracts	382	(983)
Inventories	(44)	(1,406)
Prepaid expenses and other current assets	(44)	82
Other assets	(23)	37
Increase (decrease) in operating liabilities, net:
Accounts payable	(94)	(189)
Other current liabilities	602	(312)
Customer advances	257	(943)
Billings in excess of costs and estimated earnings on uncompleted contracts	—	732
Other liabilities	(22)	(8)
Due to related medical practices	1	1
Income tax payable	(100)	(75)
Net cash provided by operating activities	4,065	2,283
Cash Flows from Investing Activities:
Purchases of property and equipment	(276)	(380)
Cost of patents	(62)	(75)
Net cash used in investing activities	(338)	(455)

Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(514)	(646)
Distributions to non controlling interests	(497)	(563)
Repayment of notes receivable from employee stockholders	12	41
Net cash used in financing activities	(999)	(1,168)
Net Increase in Cash and Cash Equivalents	2,728	660
Cash and Cash Equivalents – Beginning of Period	12,032	9,251
Cash and Cash Equivalents - End of Period	$14,760	$9,911

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2012, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 28, 2012 for the fiscal year ended June 30, 2012.

Liquidity

At December 31, 2012, the Company had working capital of $8.2 million as compared to working capital of $4.8 million at June 30, 2012, and stockholders’ equity of $14.1 million at December 31, 2012 as compared to stockholders’ equity of $11.1 million at June 30, 2012. For the six months ended December 31, 2012, we realized a net income of $3.4 million.

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

DECEMBER 31, 2012 and 2011

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Income Per Share

Basic income per share (“EPS”) is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the three and six months ended December 31, 2012 and December 31, 2011.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and six months ended December 31, 2012 and December 31, 2011, the number of common shares potentially issuable upon the exercise of certain options of 6,610 and 16,205; respectively, have not been included in the computation of diluted EPS since the effect would be antidilutive.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Per Share (Continued)

	Three months ended			Three months ended
	December 31, 2012			December 31, 2011
	(000's omitted, except per share data)
			Class C			Class C
		Common	Common		Common	Common
Basic	Total	Stock	Stock	Total	Stock	Stock
Numerator:
Net income Available to common stockholders	$1,349	$1,259	$23	$1,536	$1,432	$26
Denominator:
Weighted average shares outstanding	5,926	5,926	383	5,729	5,729	383
Basic income per common share	$0.23	$0.21	$0.06	$0.27	$0.25	$0.07

Diluted
Denominator:
Weighted average shares outstanding		5,926	383		5,729	383
Stock options		—	—		—	—
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,054	383		5,857	383
Diluted income per common share		$0.21	$0.06		$0.24	$0.07

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Per Share (Continued)

	Six months ended			Six months ended
	December 31, 2012			December 31, 2011
	(000's omitted, except per share data)
			Class C			Class C
		Common	Common		Common	Common
Basic	Total	Stock	Stock	Total	Stock	Stock
Numerator:
Net income available to common stockholders	$2,801	$2,616	$47	$3,050	$2,842	$53
Denominator:
Weighted average shares outstanding	5,914	5,914	383	5,699	5,699	383
Basic income per common share	$0.47	$0.44	$0.12	$0.54	$0.50	$0.14

Diluted
Denominator:
Weighted average shares outstanding		5,914	383		5,699	383
Stock options		—			—	—
Convertible Class C Stock		128	-		128	—
Total Denominator for diluted earnings per share		6,042	383		5,857	383
Diluted income per common share		$0.43	$0.12		$0.49	$0.14

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. ASU 2011-12 defers the requirement that companies present reclassification adjustments for each component of Accumulated Other Comprehensive Income in both net income and Other Comprehensive Income on the face of the financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The guidance provided by this update becomes effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard has not had a material impact on the Company’s condensed consolidated position and results of operations.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at December 31, 2012:

(000’s Omitted)

	Gross Receivable	Allowance for Doubtful accounts	Net
Receivables from equipment sales and service contracts	$6,771	$1,851	$4,920
Receivables from equipment sales and service contracts – related party	$60	—	$60
Management and other fees receivables	$12,483	$7,958	$4,525
Management and other fees receivables from related medical practices ("PC’s")	$2,358	$403	$1,955

Th Company's customers are concentrated in the healthcare industry.

The Company's receivables from the related and non-related professional corporations (PC's) substantially consist of fees outstanding under management agreements. Payment of the outstanding fees is dependent on collection by the PC's of fees from third party medical reimbursement organizations, principally insurance companies and health management organizations.

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 37% and 58% of the PC's net revenues for the six months ended December 31, 2012 and 2011, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 20.6% and 16.6% of the consolidated net revenues for the six months ended December 31, 2012 and 2011, respectively.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

(UNAUDITED

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

(000's omitted)

	December 31, 2012	June 30, 2012
Purchased parts, components and supplies	$1,648	$1,673
Work-in-process	591	522
Total Inventories	$2,239	$2,195

NOTE 5 - COSTS & ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

1) Information relating to uncompleted contracts as of December 31, 2012 is as follows:

(000's omitted)

Costs incurred on uncompleted contracts	$2,063
Estimated earnings	1,828
Subtotal	3,891
Less: Billings to date	3,144
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$747

Included in the accompanying condensed consolidated balance sheet at December 31, 2012 under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$747
Less: Billings in excess of costs and estimated earnings on uncompleted contracts	—
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$747

2) Customer advances consist of the following as of December 31, 2012:

Total
Total Advances	$7,282
Less: Advances on contracts under construction	3,144
Total customer advances	$4,138

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

(UNAUDITED)

NOTE 6 – STOCKHOLDERS EQUITY

Common Stock

During the six months ended December 31, 2012, the Company issued 30,000 shares of common stock to employees and consultants as compensation valued at $146,700 under a stock bonus plan.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

(000’s omitted)

	December 31, 2012	June 30, 2012
Accrued salaries, commissions and payroll taxes	$552	$570
Accrued interest	221	191
Litigation accruals	493	493
Sales tax payable	2,942	2,764
Legal and other professional fees	523	577
Accounting fees	158	345
Insurance premiums	93	13
Interest and penalty - sales tax	2,217	2,116
Penalty - 401k plan (see Note 10)	250	250
Purchase scanners	400	—
Rent	171	208
Other	159	166
Total other current liabilities	$8,179	$7,693

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

(000's omitted)

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the three months ended December 31, 2012
Net revenues from external customers	$3,873	$5,740	$9,613
Inter-segment net revenues	$203	$—	$203
Income from operations	$241	$1,481	$1,722
Depreciation and amortization	$137	$258	$395
Capital expenditures	$37	$54	$91
For the three months ended December 31, 2011
Net revenues from external customers	$4,449	$4,879	$9,328
Inter-segment net revenues	$203	$—	$203
Income from operations	$791	$1,103	$1,894
Depreciation and amortization	$170	$354	$524
Capital expenditures	$36	$264	$300
For the six months ended December 31, 2012
Net revenues from external customers	$7,650	$11,474	$19,124
Inter-segment net revenues	$405	$—	$405
Income from operations	$468	$3,130	$3,598
Depreciation and amortization	$295	$515	$810
Capital expenditures	$108	$230	$338
For the six months ended December 31, 2011
Net revenues from external customers	$9,158	$9,778	$18,936
Inter-segment net revenues	$405	$—	$405
Income from operations	$1,542	$2,114	$3,656
Depreciation and amortization	$345	$704	$1,049
Capital expenditures	$75	$380	$455

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

(UNAUDITED)

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended December 31, 2012 and December 31, 2011, the Company paid $63,000 and $76,000 for interest, respectively.

During the six months ended December 31, 2012 and December 31, 2011, the Company paid $227,000 and $0 for income taxes, respectively.

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

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of December 31, 2012, the Company has recorded tax obligations of approximately $2,625,000 plus interest and penalties of approximately $2,217,000. The Company is in the process of determining the regulatory requirements in order to become compliant.

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

DECEMBER 31, 2012 and 2011

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

The adoption of the provisions of ASC topic 740 did not have a material impact on the Company’s consolidated financial position and results of operations. Upon the adoption and as of December 31, 2012, no liability for unrecognized tax benefits was required to be recorded. The Company does not expect its unrecognized tax benefit position to change during the next 12 months.

The Company recognized a deferred tax asset of $461,858, net of valuation allowance and a deferred tax liability of $461,858 as of December 31, 2012, primarily relating to net operating loss carryforwards of approximately $154,431,000 available to offset future taxable income through 2029. The net operating losses begin to expire in 2012 for federal and state income tax purposes.

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

FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the six month period ended December 31, 2012, we reported a net income of $3.4 million on revenues of $19.1 million as compared to net income of $3.6 million on revenues of $18.9 million for the six month period ended December 31, 2011. We recognized an operating income of $3.6 million for the six month period ended December 31, 2012 compared to an operating income of $3.7 million for the six month period ended December 31, 2011.

For the three month period ended December 31, 2012, we reported net income of $1.6 million on revenues of $9.6 million as compared to net income of $1.8 million on revenues of $9.3 million for the three month period ended December 31, 2011.

Overall, our revenues increased 1.0% from $18.9 million for the first six months of fiscal 2012 to $19.1 million for the first six months of fiscal 2013. Although management fees increased by 17.3% from $9.8 million for the first six months of fiscal 2012 to $11.5 million for the first six months of fiscal 2013, service and repair fees decreased 4.1% from $5.8 million for the first six months of fiscal 2012 to $5.5 million for the first six months of fiscal 2013, and revenues from product sales decreased 37.5%, from $3.4 million for the first six months of 2012 to $2.1 million for the first six months of fiscal 2013.

The increase in our revenues was offset by a larger increase in our costs and expenses, and consequently we recognized decreased operating income for the six months ended December 31, 2012 of $3.6 million as compared to an operating income of $3.7 million for the six months ended December 31, 2011. The increase in costs and expenses of 1.6% from $15.3 million in the first six months of fiscal 2012 to $15.5 million in the first six months of fiscal 2013, exceeded the increase in revenues of 1.0%, from $18.9 million in the first six months of fiscal 2012 to $19.1 million in the first six months of fiscal 2013.

Our continuing efforts to control costs, combined with our intensive efforts to increase our management fees, the adoption of a new billing and collection contract in fiscal 2011 and the addition of an additional site in fiscal 2012 to the sites we manage, are responsible for our profitability during the six months ended December 31, 2012.

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

FONAR CORPORATION AND SUBSIDIARIES

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

Trends in the first half of fiscal 2013 include an increase in management and other fee revenues, and a decline in product sales revenues, and product service and repair fees. Also costs related to product sales decreased 26.0% from $2.6 million for the first six months of fiscal 2012 to $2.0 million for the first six months of fiscal 2013, which corresponds to the decrease in product sales. We will continue to focus on our marketing efforts to improve sales performance and increase patient volume at the MRI facilities managed by HMCA-IMPERIAL in fiscal 2013. In addition, we will monitor our cost control program and will continue to reduce costs as necessary.

For the three month period ended December 31, 2012, as compared to the three month period ended December 31, 2011 overall revenues from MRI product sales decreased 33.1% ($1.1 million compared to $1.6 million) and for the six month period ended December 31, 2012 as compared to the six month period ended December 31, 2011 overall revenues from MRI product sales decreased 37.5% ($2.1 million compared to $3.4 million). Continuing tight credit and world-wide economic uncertainty have depressed the market for our MRI products, which in the overwhelming majority of cases are purchased on credit.

Service revenues for the three month period ended December 31, 2012 as compared to the three month period ended December 31, 2011 decreased 1.4% ($2.80 million compared to $2.83 million). Unrelated party service and repair fees decreased 1.5% ($2.77 million compared to $2.81 million) and related party service and repair fees remained constant at $27,500 for the three month period ended December 31, 2011 and the three month period ended December 31, 2012. We anticipate that there will be increases in service revenues as warranties on installed scanners expire over time.

Service revenues for the six month period ended December 31, 2012 as compared to the six month period December 31, 2011 decreased 4.1% ($5.5 million compared to $5.8 million). Unrelated party service and repair fees decreased 4.2% ($5.5 million compared to $5.7 million) and related party service and repair fees remained constant at $55,000 for the six months ended December 31, 2012 and for the six months ending December, 31, 2011.

There were approximately $549,000 in foreign revenues for the first six months of fiscal 2013 as compared to approximately $1.2 million in foreign revenues for the first six months of fiscal 2012, representing a decrease in foreign revenues of 54.3%. We do not regard this as a material trend, but as part of a normal variation resulting from low volumes of foreign sales.

FONAR CORPORATION AND SUBSIDIARIES

Overall, for the first six months of fiscal 2013, revenues for the medical equipment segment decreased by 37.5% to $2.1 million from $3.4 million for the first six months of fiscal 2012. The revenues generated by HMCA-IMPERIAL increased by 17.3%, to $11.5 million for the first six months of fiscal 2013 as compared to $9.8 million for the first six months of fiscal 2012. This trend reflects an increase in the percentage of our revenues derived from our diagnostic facilities management segment relative to our revenues derived from our medical equipment segment (60.0% for the first six months of fiscal 2013 compared to 51.6% for the first six months of fiscal 2012). The increase in HMCA-IMPERIAL revenues was the result of increased marketing efforts for the scanning centers and the opening of a new center.

We recognize MRI scanner sales revenues on the “percentage of completion” basis, which means the revenues are recognized as the scanner is manufactured. Revenues recognized in a particular quarter do not necessarily reflect new orders or progress payments made by customers in that quarter. We build the scanner as the customer meets certain benchmarks in its site preparation in order to minimize the time lag between incurring costs of manufacturing and our receipt of the cash progress payments from the customer which are due upon delivery. Consequently, there can be a disparity between the revenues recognized in a fiscal period and the number of product sales. Generally, the recognized revenue results from revenues from a scanner sale that is recognized in a fiscal quarter or quarters following the quarter in which the sale was made.

Costs related to product sales decreased by 22.8% from $1.2 million in the second quarter of fiscal 2012 to $904,000 in the second quarter of 2013, resulting from a decrease in the manufacturing activity. Cost related to product sales also decreased by 26.0% from $2.6 million in the first six months of fiscal 2012 to $2.0 million in the first six months of fiscal 2013.

Costs related to providing service for the second quarter increased by 3.0% from $877,000 in the second quarter of fiscal 2012 to $903,000 in fiscal 2013, notwithstanding a decrease in service revenues of only 1.4%, from $2.83 million in the second quarter of fiscal 2012 to $2.80 million in the first quarter of fiscal 2013. Certain of the costs of providing service (employee salaries and overhead, for example) are not directly tied to revenue. Notwithstanding the foregoing, we believe that an important factor in controlling our service costs is our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis, and to detect and repair any irregularities before more serious problems result.

Overall, the operating results for our medical equipment segment decreased to an operating income of $241,000 for the second quarter of fiscal 2013 as compared to an operating income of $791,000 for the second quarter of 2012. Also our operating income for our medical equipment segment decreased from $1.5 million for the first six months of 2012 to $468,000 for the first six months of fiscal 2013.

HMCA-IMPERIAL revenues increased in the second quarter of fiscal 2013 by 17.6% to $5.7 million from $4.9 million for the second quarter of fiscal 2012, primarily due to increased revenues from our New York locations. Contributing to the increase in revenue was the increase in management and other fees resulting from renegotiating our annual management contracts with the professional corporations we manage, the opening of a new facility along with the acquisition of a new billing and collection contract with Health Diagnostics LLC.

FONAR CORPORATION AND SUBSIDIARIES

We now manage eleven sites, all of which are equipped with FONAR UPRIGHT® MRI scanners. HMCA-IMPERIAL experienced an operating income of $3.1 million for the first six months of fiscal 2013 compared to operating income of $2.1 million for the first six months of fiscal 2012. The greater operating income was due primarily to an increase in management and other fees and the acquisition of a new billing and collection contract.

HMCA-IMPERIAL cost of revenues for the first six months of fiscal 2013 as compared to the first six months of fiscal 2012 decreased slightly by 2.0% from $5.8 million to $5.7 million. HMCA’s cost of revenues includes expenditures we have been making to improve HMCA revenues through our marketing efforts, which focus on the unique capability of our Upright® MRI Scanners to scan patients in different positions.

The increase in our consolidated net revenues of 3.0% from $9.3 million in the second quarter of fiscal 2012 to $9.6 million in the second quarter of fiscal 2013 was coupled with a increase of 6.1% in total costs and expenses from $7.4 million in the second quarter of fiscal 2012 compared to $7.9 million in the second quarter of fiscal 2013. As a result, our income from operations of $1.9 million in the second quarter of fiscal 2012 decreased to $1.7 million in the second quarter of fiscal 2013.

For the first six months of 2013 our consolidated revenues increased by 1.0% to $19.1 million from $18.9 million for the first six months of fiscal 2012 while total costs and expenses increased by 1.6% to $15.5 million for the for first six months of fiscal 2013 from $15.3 million for the first six months of fiscal 2012. Our operating income of $3.7 million in the first six months of fiscal 2012 decreased to $3.6 million in the first six months of fiscal 2013.

Selling, general and administrative expenses increased by 15.6% to $4.6 million in the first six months of fiscal 2013 from $4.0 million in the first six months of fiscal 2012. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, was $146,700 for the first six months of fiscal 2013 and $33,800 for the first six months of fiscal 2012.

Research and development expenses increased by 4.5% to $650,000 for the first six months of fiscal 2013 as compared to $622,000 for the first six months of fiscal 2012.

Interest expense in the first six months of fiscal 2013 decreased by 22.5% to $179,000 from $231,000 in the first six months of fiscal 2012.

Inventories remained constant at $2.2 million at December 31, 2012 and at June 30, 2012 representing the purchase of raw materials and components in our inventory to fill orders and our use of them.

Management fee and medical receivables increased by 27.2% to $6.5 million at December 31, 2012 from $5.1 million at June 30, 2012, primarily due to renegotiated management fee contracts with an unrelated party coupled with decreased collections of outstanding receivables, in part due to Hurricane Sandy.

FONAR CORPORATION AND SUBSIDIARIES

The overall trends reflected in the results of operations for the first six months of fiscal 2013 are an increase in revenues from management and other fees, as compared to the first six months of fiscal 2012 ($11.5 million for the first six months of fiscal 2013 as compared to $9.8 million for the first six months of fiscal 2012), and a decrease in MRI equipment segment revenues both absolutely ($2.1 million as compared to $3.4 million) and as compared to HMCA-IMPERIAL revenues. Revenues were $7.7 million or 40.0% from the MRI equipment segment as compared to $11.5 million or 60.0% from HMCA-IMPERIAL, for the first six months of fiscal 2013, as compared to $9.2 million or 48.4% from the MRI equipment segment and $9.8 million or 51.6%, from HMCA-IMPERIAL, for the first six months of fiscal 2012.

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

We are committed to improving the operating results we experienced in the first six months in fiscal 2013. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, including the availability of credit, payor reimbursement rates and policies, and unexpected expenditures or the timing of such expenditures, make it problematical to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Company’s operating results.

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

FONAR CORPORATION AND SUBSIDIARIES

Fonar has announced a major diagnostic breakthrough in multiple sclerosis achieved with advanced UPRIGHT® MRI. Medical researchers at FONAR published a paper reporting a diagnostic breakthrough in multiple sclerosis (MS), based on observations made possible by the Company’s unique FONAR UPRIGHT® Multi-Position™ MRI scanner. The findings reveal that the cause of multiple sclerosis may be biomechanical and related to earlier trauma to the neck, which can result in obstruction of the flow of cerebrospinal fluid (CSF), which is produced and stored in the central anatomic structures of the brain known as the ventricles. Since the ventricles produce a large volume of CSF each day (500 cc), the obstruction can result in a build up of pressure within the ventricles, resulting in leakage of the CSF into the surrounding brain tissue. This leakage could be responsible for generating the brain lesions of multiple sclerosis.

The paper, titled “The Possible Role of Cranio-Cervical Trauma and Abnormal CSF Hydrodynamics in the Genesis of Multiple Sclerosis," appears in the of the journal Physiological Chemistry and Physics and Medical NMR (Sept. 20, 2011, 41: 1-17).

This capability of the FONAR UPRIGHT® technology has demonstrated its key value on patients with the Arnold-Chiari syndrome, which is believed to affect 200,000 to 500,000 Americans. In this syndrome, brain stem compression and subsequent severe neurological symptoms occur in these patients, because the brain stem descends and is compressed at the base of the skull in the foramen magnum, which is the circular bony opening at the base of the skull where the spinal cord exits the skull. Conventional lie-down MRI scanners cannot make an adequate evaluation of the pathology since the patient's pathology is most visible and the symptoms most acute when the patient is scanned in the upright weight-bearing position.

The UPRIGHT® MRI has also demonstrated its value for patients suffering from scoliosis. Scoliosis patients have been typically subjected to routine x-ray exams for years and must be imaged upright for an adequate evaluation of their scoliosis. Because the patient must be standing for the exam, an x-ray machine has been the only modality that could provide that service. The UPRIGHT® MRI is the only MRI scanner which allows the patient to stand during the MRI exam. Fonar has developed an RF receiver and scanning protocol that for the first time allows scoliosis patients to obtain diagnostic pictures of their spines without the risks of x-rays. A recent study by the National Cancer Institute (2000) of 5,466 women with scoliosis reported a 70% increase in breast cancer resulting from 24.7 chest x-rays these patients received on the average in the course of their scoliosis treatment. The UPRIGHT® MRI examination of scoliosis enables the needed imaging evaluation of the degree of spine scoliosis without exposing the patient to the risk of breast cancer from x-radiation. Currently scoliosis affects more than 3,000,000 American women.

In addition, the University of California, Los Angeles (UCLA) reported their results of their study of 1,302 patients utilizing the FONAR UPRIGHT® Multi-Position™ MRI at the 22nd Annual Meeting of the North American Spine Society on October 23, 2007. The UCLA study showed the superior ability of the FONAR UPRIGHT® MRI to detect spine pathology, including spondylolisthesis, disc herniations and disc degneration, as compared to visualizations of the spine produced by traditional single position static MRIs.

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

Liquidity and Capital Resources

Cash and cash equivalents increased by 22.7% from $12.0 million at June 30, 2012 to $14.8 million at December 31, 2012.

Cash provided by operating activities for the first six months of fiscal 2013 was $4.1 million. Cash provided by operating activities was attributable to net income of $3.4 million, a decrease of other current liabilities of $602,000, depreciation and amortization of $810,000, provision for bad debt of $500,000, offset by an increase in accounts payable of $94,000, an increase in income tax payable of $100,000 and with an increase in accounts, management fee and medical receivables of $1.8 million.

Cash used in investing activities for the first six months of fiscal 2013 was $338,000. The principal uses of cash used in investing activities during the first six months of fiscal 2013 consisted of capitalized software and patent costs of $62,000, and the purchase of property and equipment of $276,000.

Cash used in financing activities for the first six months of fiscal 2013 was $999,000. The principal uses of cash in financing activities during the first six months of fiscal 2013 were the repayment of principal on long-term debt and capital lease obligations of $514,000, along with distributions to noncontrolling interests of $497,000.

FONAR CORPORATION AND SUBSIDIARIES

Total liabilities increased by 0.6% to $22.7 million at December 31, 2012 from $22.5 million at June 30, 2012. Other current liabilities increased from $7.7 million at June 30, 2012 to $8.2 million at December 31, 2012 coupled with a decrease in long-term debt and capital leases from $777,000 at June 30, 2012 to $634,000 at December 31, 2012, a decrease in the current portion of our long term debt from $1.8 million at June 30, 2012 to $1.5 million at December 31, 2012 and an increase in customer advances from $3.9 million at June 30, 2012 to $4.1 million at December 31, 2012. Unearned revenue on service contracts increased to $5.6 million at December 31, 2012 as compared to $5.5 million at June 30, 2012.

As of December 31, 2012, the total of $8.2 million in other current liabilities included accrued salaries and payroll taxes of $552,000, accrued interest and penalties of $2.2 million and sales taxes of $2.9 million.

Our working capital increased to $8.2 million at December 31, 2012 from $4.8 million at June 30, 2012. This resulted from an increase in current assets ($25.9 million at June 30, 2012 as compared to $29.6 million at December 31, 2012), in particular an increase in cash and cash equivalents of $2.7 million ($12.0 million at June 30, 2012 as compared to $14.8 million at December 31, 2012), and an increase of accounts, management and other fees receivable of $1.3 million ($10.2 million at June 30, 2012 as compared to $11.5 million at December 31, 2012), slightly offset by an increase in current liabilities from $21.1 million at June 30, 2012 to $21.4 million at December 31, 2012.

Fonar has committed to making capital expenditures for the construction on a new scanning center to be located on Long Island, NY during the remainder of the 2013 fiscal year. The total cost of this project has not yet been determined.

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

The Company continues to focus its efforts on increased marketing campaigns to strengthen the demand for its products and services. Management is seeking to promote wider market recognition of Fonar’s scanner products, and increase demand for Upright® scanning at the facilities HMCA-IMPERIAL manages. Given the liquidity and credit constraints in the markets, the sale of medical equipment has and may continue to suffer. There can be no assurance that the Company would be able to secure additional funds in the event such funds are needed on terms and conditions acceptable to the Company. In such case, reduction in operating expenses might need to be implemented in order for the Company to generate positive cash flow to sustain the operations of the Company.

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

The Company believes that its business plan has been responsible for the past two consecutive fiscal years of profitability (fiscal 2012 and fiscal 2011) and that its capital resources will be adequate to support operations at current levels through December 31, 2013. The Company also has experienced, however, periods of working capital deficits and prior to fiscal 2011, losses. The future effects on our business of healthcare reform legislation, the Deficit Reduction Act, the tax on sales of medical equipment, and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the six months ended December31, 2012, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of December 31, 2012.

FONAR CORPORATION AND SUBSIDIARIES

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls, during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings:

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2012. In the Golden Triangle Company v. Fonar Corporation et al case (U.S. District Court for the Eastern District of New York CV10-2932), the Company made a motion to dismiss the plaintiff’s amended complaint, which was granted, leaving only the cause of action for breach of contract. The claims against the individual officers and employees were also dismissed. Fonar filed its answer to the complaint, together with a counterclaim alleging the plaintiff, by attempting to overcharge the end customer has damaged Fonar’s reputation and ability to sell in Kuwait. The plaintiff, in turn, has answered our counterclaim. The case is now in discovery, with a deadline of March 31, 2013 to complete discovery. The trial is scheduled to take place in June 2013.

In the Matt Malek Madison v. Fonar case (U.S. District Court, Northern District of California), Fonar appealed the judgment against it, but the U.S. Court of Appeals for 9th Circuit affirmed the judgment of the District Court on January 31, 2012, awarding the plaintiff the $300,000 deposit with prejudgment interest from July 1, 2006. The $300,000 plus interest of $72,000 has been accrued as of December 31, 2012. Although we asked the Court of Appeals to reconsider its decision in an en banc (larger panel of judges) proceeding, our request was not granted. Notwithstanding the outstanding judgment, the plaintiff has not to our knowledge taken any steps to enforce the judgment against us.

In the Bonutti Research v. Fonar et al case (U.S. District Court, Eastern District of New York), Bonutti Research filed an action on December 2, 2011 alleging that Fonar’s Upright® MRI scanners infringe plaintiff’s patent, which relates to the moving of a patient into the scanner. Fonar believes plaintiff’s claims are without merit and further, that the patent is invalid. The plaintiff served the complaint on the last possible day permitted after filing. The defendants obtained an extension of time to answer to May 18, 2012. Subsequently, on or about July 3, 2012, Bonutti hired new substitute counsel and requested a 60 day extension to answer Fonar’s counterclaims and to postpone the initial conference. Bonutti has answered our counterclaims and discovery commenced. We have made a motion to dismiss the case. The judge is not expected to decide until February 20, 2013. At this point we are unable to assess the amount in controversy as no damages were specified. The patent has expired.

FONAR CORPORATION AND SUBSIDIARIES

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

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:

a) Exhibit 31.1 Certification. See Exhibits

b) Exhibit 32.1 Certification. See Exhibits

c)	Report on Form 8-K filed on November 15, 2012, Item 2.02: Results of Operations and Financial Condition for the fiscal quarter ended September 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FONAR CORPORATION

(Registrant)

By: /s/ Raymond V. Damadian

Raymond V. Damadian

President & Chairman

Dated: February 14, 2013