Form 10-Q
period 2013-03-31
FONAR CORP
filed 2013-05-15
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2013

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

1

FONAR CORPORATION AND SUBSIDIARIES

 (Continued from First Page)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, par value $.0001	5,969,132
Class B Common Stock, par value $.0001	158
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(000's OMITTED, except shares and per share data)

(UNAUDITED)

ASSETS

Current Assets:	March 31, 2013	June 30, 2012 *
Cash and cash equivalents	$9,243	$12,032
Accounts receivable – net	4,993	5,095
Accounts receivable - related party	30	—
Medical receivables – net	4,513	—
Management and other fees receivable – net	14,820	3,782
Management and other fees receivable – related medical practices – net	2,396	1,311
Costs and estimated earnings in excess of billings on uncompleted contracts	488	1,129
Inventories	2,284	2,195
Current portion of notes receivable – net	118	116
Prepaid expenses and other current assets	837	206
Total Current Assets	39,722	25,866
Property and equipment – net	17,713	3,173
Notes receivable	192	276
Goodwill	1,667	—
Other intangible assets – net	12,796	3,835
Other assets	1,191	465
Total Assets	$73,281	$33,615

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(000's OMITTED, except shares and per share data)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	June 30,
Current Liabilities:	2013	2012*
Current portion of long-term debt and capital leases	$2,517	$1,854
Accounts payable	2,639	2,077
Other current liabilities	8,680	7,693
Unearned revenue on service contracts	5,681	5,475
Unearned revenue on service contracts - related party	28	—
Customer advances	4,763	3,881
Income tax payable	—	100
Total Current Liabilities	24,308	21,080
Long-Term Liabilities:
Accounts payable, non current	—	47
Due to related medical practices	231	229
Long-term debt and capital leases, less current portion	13,404	777
Other liabilities	362	401
Total Long-Term Liabilities	13,997	1,454
Total Liabilities	38,305	22,534

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(000's OMITTED, except shares and per share data)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2013	June 30, 2012*
STOCKHOLDERS' EQUITY:
Class A non-voting preferred stock $.0001 par value; 453,000 shares authorized at March 31, 2013 and June 30, 2012, 313,438 issued and outstanding at March 31, 2013 and June 30, 2012	—	—
Preferred stock $.001 par value; 567,000 shares authorized at March 31, 2013 and June 30, 2012, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500,000 shares authorized at March 31, 2013 and June 30, 2012, 5,977,905 and 5,912,905 issued at March 31, 2013 and June 30, 2012, respectively; 5,966,262 and 5,901,262 outstanding at March 31, 2013 and June 30, 2012, respectively	1	1
Class B Common Stock (10 votes per share) $ .0001 par value; 227,000 shares authorized at March 31, 2013 and June 30, 2012, 158 issued and outstanding at March 31, 2013 and June 30, 2012	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567,000 shares authorized at March 31, 2013 and June 30, 2012, 382,513 issued and outstanding at March 31, 2013 and June 30, 2012	—	—
Paid-in capital in excess of par value	174,478	174,084
Accumulated other comprehensive loss	(15)	(20)
Accumulated deficit	(164,457)	(168,334)
Notes receivable from employee stockholders	(57)	(71)
Treasury stock, at cost - 11,643 shares of common stock at March 31, 2013 and June 30, 2012	(675)	(675)
Non controlling interests	25,701	6,096
Total Stockholders' Equity	34,976	11,081
Total Liabilities and Stockholders' Equity	$73,281	$33,615

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(000's OMITTED, except shares and per share data)

	FOR THE THREE MONTHS ENDED MARCH 31,
REVENUES	2013	2012
Product sales – net	$416	$1,309
Service and repair fees – net	2,867	3,008
Service and repair fees – related parties - net	27	27
Patient revenue – net	965	—
Management and other fees – net	5,402	3,601
Management and other fees – related medical practices – net	1,965	1,571
Total Revenues – Net	11,642	9,516
COSTS AND EXPENSES
Costs related to product sales	498	962
Costs related to service and repair fees	819	891
Costs related to service and repair fees – related parties	8	8
Costs related to patient revenue	791	—
Costs related to management and other fees	2,606	2,390
Costs related to management and other fees – related medical practices	900	953
Research and development	381	315
Selling, general and administrative	3,774	2,224
Provision for bad debts	235	170
Total Costs and Expenses	10,012	7,913
Income From Operations	1,630	1,603
Interest Expense	(79)	(103)
Investment Income	55	53
Income Before Provision for Income Taxes	1,606	1,553
Provision for Income Taxes	25	—
Net Income	1,581	1,553
Net Income - Non Controlling Interests	505	261
Net Income - Controlling Interests	$1,076	$1,292
Net Income Available to Common Stockholders	$1,005	$1,206
Net Income Available to Class A Non-Voting Preferred Stockholders	$53	$64
Net Income Available to Class C Common Stockholders	$18	$22
Basic Net Income Per Common Share Available to Common Stockholders	$0.17	$0.21
Diluted Net Income Per Common Share Available to Common Stockholders	$0.17	$0.20
Basic and Diluted Income Per Share - Common C	$0.05	$0.06
Weighted Average Basic Shares Outstanding	5,937,096	5,836,229
Weighted Average Diluted Shares Outstanding	6,064,600	5,963,733
Weighted Average Basic Shares Outstanding – Class C Common	382,513	382,513
Weighted Average Diluted Shares Outstanding – Class C Common	382,513	382,513

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(000's OMITTED, except shares and per share data)

	FOR THE NINE MONTHS ENDED MARCH 31,
	2013	2012
REVENUES
Product sales – net	$2,536	$4,699
Service and repair fees – net	8,341	8,720
Service and repair fees – related parties - net	83	83
Patient revenue – net	965	—
Management and other fees – net	12,946	10,238
Management and other fees – related medical practices – net	5,895	4,712
Total Revenues – Net	30,766	28,452
COSTS AND EXPENSES
Costs related to product sales	2,457	3,608
Costs related to service and repair fees	2,579	2,572
Costs related to service and repair fees – related parties	26	24
Costs related to patient revenue	791	—
Costs related to management and other fees	7,013	6,462
Costs related to management and other fees – related medical practices	2,568	2,673
Research and development	1,031	938
Selling, general and administrative	8,338	6,261
Provision for bad debts	735	655
Total Costs and Expenses	25,538	23,193
Income From Operations	5,228	5,259
Interest Expense	(258)	(333)
Investment Income	174	178
Other (Expense) Income	(13)	55
Income Before Provision for Income Taxes	5,131	5,159
Provision for Income Taxes	152	21
Net Income	4,979	5,138
Net Income - Non Controlling Interests	1,103	796
Net Income - Controlling Interests	$3,876	$4,342
Net Income Available to Common Stockholders	$3,621	$4,051
Net Income Available to Class A Non-voting Preferred Stockholders	$190	$217
Net Income Available to Class C Common Stockholders	$65	$74
Basic Net Income Per Common Share Available to Common Stockholders	$0.61	$0.71
Diluted Net Income Per Common Share Available to Common Stockholders	$0.60	$0.69
Basic and Diluted Income Per Share-Common C	$0.17	$0.19
Weighted Average Basic Shares Outstanding	5,921,540	5,744,506
Weighted Average Diluted Shares Outstanding	6,049,044	5,872,010
Weighted Average Basic Shares Outstanding – Class C Common	382,513	382,513
Weighted Average Diluted Shares Outstanding – Class C Common	382,513	382,513

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Amounts in Thousands)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2013	2012
Net income	$1,581	$1,553
Other comprehensive income, net of tax: Unrealized gains on marketable securities, net of tax	5	3
Total comprehensive income	$1,586	$1,556
Comprehensive income-non controlling interests	505	261
Comprehensive income-controlling interests	$1,081	$1,295

See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Amounts in Thousands)

	FOR THE NINE MONTHS ENDED MARCH 31,
	2013	2012
Net income	$4,979	$5,138
Other comprehensive income, net of tax: Unrealized gains (losses) on marketable securities, net of tax	5	(1)
Total comprehensive income	$4,984	$5,137
Comprehensive income-non controlling interests	1,103	796
Comprehensive income-controlling interests	$3,881	$4,341

See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in Thousands)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED MARCH 31
	2013	2012
Cash Flows from Operating Activities:
Net income	$4,979	$5,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,489	1,629
Provision for bad debts	735	655
Stock issued for costs and expenses	—	384
Compensatory element of stock issuances	395	49
(Increase) decrease in operating assets, net:
Accounts, management fee and medical receivables	(3,552)	(1,430)
Notes receivable	82	57
Costs and estimated earnings in excess of billings on uncompleted contracts	640	(1,003)
Inventories	(89)	(936)
Prepaid expenses and other current assets	(615)	129
Other assets	(183)	106
Increase (decrease) in operating liabilities, net:
Accounts payable	515	(164)
Other current liabilities	1,214	550
Customer advances	882	(1,537)
Billings in excess of costs and estimated earnings on uncompleted contracts	—	800
Other liabilities	(39)	(18)
Due to related medical practices	2	(7)
Income tax payable	(100)	(75)
Net cash provided by operating activities	6,355	4,327
Cash Flows from Investing Activities:
Purchases of property and equipment	(568)	(606)
Cost of HDM acquisition	(40,000)	—
Cost of patents	(109)	(94)
Proceeds from non controlling interests	19,800	16
Sale to non controlling interest	—	10
Net cash used in investing activities	(20,877)	(674)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(983)	(1,096)
Distributions to non controlling interests	(1,298)	(848)
Proceeds from long-term debt	14,000	—
Repayment of notes receivable from employee stockholders	14	43
Net cash provided by (used in) financing activities	11,733	(1,901)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,789)	1,752
Cash and Cash Equivalents – Beginning of Period	12,032	9,251
Cash and Cash Equivalents - End of Period	$9,243	$11,003

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 28, 2012 for the fiscal year ended June 30, 2012.

On March 5, 2013, the Company acquired a majority interest in a newly formed limited liability company, Health Diagnostics Management LLC (HDM), a business managing 12 Stand-Up MRI centers and 2 other scanning centers located in Florida and New York for a total cost of $40 million. See Note 9

Liquidity

At March 31, 2013, the Company had working capital of $15.4 million as compared to working capital of $4.8 million at June 30, 2012, and stockholders’ equity of $35.0 million at March 31, 2013 as compared to stockholders’ equity of $11.1 million at June 30, 2012. For the nine months ended March 31, 2013, we realized a net income of $5.0 million.

The Company believes that its business plan has been responsible for the past two consecutive fiscal years of profitability (fiscal 2012 and fiscal 2011) and that its capital resources will be adequate to support operations at current levels through March 31, 2014. In fiscal 2010 and prior years, however, the Company also experienced losses and periods of working capital deficits. The future effects on our business of healthcare reform legislation, the Deficit Reduction Act, the tax on sales of medical equipment and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

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

MARCH 31, 2013 and 2012

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Goodwill and Other Intangible Assets

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Goodwill deemed to have indefinite lives is not amortized but is subject to annual impairment tests. In addition to the annual impairment test for goodwill, the Company tests for impairment at any point where indicators of impairment exist.

The Company’s intangible assets deemed to have definite lives are amortized over their estimated useful lives, on a straight-line basis as follows:

Non compete	7 years
Customer relationships	20 years
Developed software	5 years

Income Per Share

Basic earnings per share (“EPS”) is computed based on weighted average shares outstanding and excludes any potential dilution. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the three and nine months ended March 31, 2013 and March 31, 2012.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Per Share (Continued)

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and nine months ended March 31, 2013 and March 31, 2012, the number of common shares potentially issuable upon the exercise of certain options of 6,610 and 16,205; respectively, have not been included in the computation of diluted EPS since the effect would be antidilutive.

	Three months ended March 31, 2013			Three months ended March 31, 2012
	(000's omitted, except per share data)
Basic	Total	Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator:
Net income Available to common stockholders	$1,076	$1,005	$18	$1,292	$1,206	$22
Denominator:
Weighted average shares outstanding	5,937	5,937	383	5,836	5,836	383
Basic income per common share	$0.18	$0.17	$0.05	$0.22	$0.21	$0.06
Diluted Denominator:
Weighted average shares outstanding		5,937	383		5,836	383
Stock options		—	—		—	—
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,065	383		5,964	383
Diluted income per common share		$0.17	$0.05		$0.20	$0.06

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Per Share (Continued)

	Nine months ended March 31, 2013			Nine months ended March 31, 2012
	(000's omitted, except per share data)
Basic	Total	Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator:
Net income Available to common stockholders	$3,876	$3,621	$65	$4,342	$4,051	$74
Denominator:
Weighted average shares outstanding	5,921	5,921	383	5,744	5,744	383
Basic income per common share	$0.65	$0.61	$0.17	$0.76	$0.71	$0.19
Diluted Denominator:
Weighted average shares outstanding		5,921	383		5,744	383
Stock options		—	—		—	—
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,049	383		5,872	383
Diluted income per common share		$0.60	$0.17		$0.69	$0.19

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”)issued Accounting Standards Update (“ASU”) No. 2012-02, Intangibles-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment. This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improve consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of March 31, 2013 that will become effective in subsequent periods; however, management does not believe that any of those pronouncements will have a significant impact on our condensed consolidated financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifcations did not have any effect on reported consolidated net income for any periods presented.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLES AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at March 31, 2013:

(000’s Omitted)

	Gross Receivable	Allowance for Doubtful accounts	Net
Receivables from equipment sales and service contracts	$6,854	$1,861	$4,993
Receivables from equipment sales and service contracts – related party	$30	—	$30
Medical receivables	$6,635	$2,122	$4,513
Management and other fees Receivables	$23,003	$8,183	$14,820
Management and other fees receivables from related medical practices ("PC’s")	$2,799	$403	$2,396

The Company's customers are concentrated in the healthcare industry.

The Company recognizes patient revenue as imaging services are provided. Revenue is reported at the estimated net realizable amount from insurance companies, third-party payors, hospitals, patients and others for services rendered. These services are typically billed to insurance companies, hospitals, patients, or the patient’s legal counsel. Substantially all the revenue relates to patients residing in Florida. The carrying amount of the medical receivable may be reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. The Company determines allowances for contractual adjustments and uncollectible accounts based on specific agings and payor classifications at each center.

The Company's receivables from the related and non-related professional corporations (PC's) substantially consist of fees outstanding under management agreements. Payment of the outstanding fees is dependent on collection by the PC's of fees from third party medical reimbursement organizations, principally insurance companies and health management organizations.

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 47% and 61% of the PC's net revenues for the nine months ended March 31, 2013 and 2012, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLES AND MANAGEMENT AND OTHER FEES RECEIVABLE (Continued)

Net revenues from management and other fees charged to the related PCs accounted for approximately 19.2% and 16.6% of the consolidated net revenues for the nine months ended March 31, 2013 and 2012, respectively.

Tallahassee Magnetic Resonance Imaging, PA, Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, PA (all related medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement.

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

(000's omitted)

	March 31, 2013	June 30, 2012
Purchased parts, components and supplies	$1,665	$1,673
Work-in-process	619	522
Total Inventories	$2,284	$2,195

NOTE 5 - COSTS & ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

1) Information relating to uncompleted contracts as of March 31, 2013 is as follows:

(000's omitted)

Costs incurred on uncompleted contracts	$1,374
Estimated earnings	1,208
2,582
Less: Billings to date	2,094
Total Costs and estimated earnings on uncompleted contracts	$488

Included in the accompanying condensed consolidated balance sheet at March 31, 2013 under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$488
Less: Billings in excess of costs and estimated earnings on uncompleted contracts	—
Total costs and estimated earnings on uncompleted contracts	$488

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

(UNAUDITED)

NOTE 5 - COSTS & ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS (Continued)

2) Customer advances consist of the following as of March 31, 2013:

Total
Total Advances	$6,857
Less: Advances on contracts under construction	2,094
Total Customer Advances	$4,763

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheet consist of the following:

	March 31, 2013	June 30, 2012
Capitalized software development costs	$7,669	$6,369
Patents and copyrights	4,210	4,101
Management agreement	513	513
Non-compete	4,100	—
Customer relationships	4,000	—
Gross other intangible assets	20,492	10,983
Less: Accumulated amortization	7,696	7,148
Other intangible assets	$12,796	$3,835

Amortization of patents and copyrights for the three months ended March 31, 2013 and 2012 amounted to $42 and $39 and amounted to $125 and $112 for the nine months ended March 31, 2013 and 2012, respectively.

Amortization of capitalized software development costs for the three months ended March 31, 2013 and 2012 amounted to $53 and $89 and amounted to $204 and $271 for the nine months ended March 31, 2013 and 2012, respectively.

Amortization of management agreement for the three months ended March 31, 2013 and 2012 amounted to $28 and $9 and amounted to $83 and $28 for the nine months ended March 31, 2013 and 2012, respectively.

Amortization of non-compete for the three months and nine months ended March 31, 2013 and 2012 amounted to $68 and $0, respectively.

NOTE 7 – STOCKHOLDERS EQUITY

Common Stock

During the nine months ended March 31, 2013, the Company issued 65,000 shares of common stock to employees and consultants as compensation valued at $394,500 under a stock bonus plan.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

(UNAUDITED)

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

(000’s omitted)

	March 31, 2013	June 30, 2012
Accrued salaries, commissions and payroll taxes	$803	$570
Accrued interest	121	191
Litigation accruals	493	493
Sales tax payable	2,989	2,764
Legal and other professional fees	501	577
Accounting fees	231	345
Insurance premiums	49	13
Interest and penalty - sales tax	2,269	2,116
Penalty - 401k plan (see Note 12)	250	250
Rent	152	208
Other	822	166
Total other current liabilities	$8,680	$7,693

NOTE 9 - ACQUISITION

On February 13, 2013 the Company entered into an agreement with outside investors to acquire a 50.5% controlling interest in a newly formed limited liability company, Health Diagnostics Management LLC (HDM). During March 2013 the Company contributed $20,200,000 to HDM and the group of outside investors contributed $19,800,000 for its non-controlling membership interest.

To fund its capital contribution the Company borrowed a total of $14 million from a bank in the form of a term loan aggregating $11 Million and a revolving credit loan aggregating $3 million. The term loan is payable in 60 consecutive monthly installments, commencing September 1, 2013. The term loan bears interest at 4.75% per annum and is payable monthly. The revolving credit loan is due March 5, 2016. The Company can prepay the loan in whole or in part in multiples of $100,000 at any time without penalty. The revolving credit note bears interest at a rate of 4% per annum and is payable monthly. All borrowings under the loan agreements are collateralized by substantially all of the Company’s assets. The loan agreements also contain certain financial covenants that must be met on a periodic basis.

On March 5, 2013 HDM purchased from Health Diagnostics, LLC (“HD”) and certain of its subsidiaries, a business managing twelve (12) Stand-Up® MRI Centers and two (2) other scanning centers located in the States of New York and Florida for a total purchase price (including consideration of $1.5 million to outside investors) aggregating $35.9 million. Concurrently with the acquisition, HDM entered into several consulting and non-competition agreements for a consideration of $4.1 million. The acquisition was accounted for using the purchase method in accordance with ASC 805, “Business Combinations”. The accompanying condensed consolidated financial statements include the operations of HDM from the date of acquisition.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

(UNAUDITED)

NOTE 9 - ACQUISITION (Continued)

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date:

Management fee receivable	$9,234,462
Medical receivables	4,512,740
Prepaid expenses and other current assets	10,262
Property and equipment	14,912,650
Intangible assets	9,400,000
Goodwill	1,667,108
Other assets	542,949
Other current liabilities	(6,323)
Long term debt	(273,848)
Net assets acquired	$40,000,000

The purchase price was allocated to the tangible and intangible assets and liabilities assumed based on estimates of their respective fair values at the date of acquisition with the remaining unallocated purchase price recorded as goodwill. Management is responsible for the valuation of net assets acquired and considered a number of factors, including valuations and appraisals, when estimating the fair values and estimated useful lives of acquired assets and liabilities. The intangible assets, excluding goodwill, are being amortized on a straight-line basis over their weighted average lives as follows:

Fair Value

Non compete	$4,100,000	7 years
Customer relationships	4,000,000	20 years
Developed software	1,300,000	5 years
Total intangible assets	$9,400,000

The HDM acquisition operating results have been included within the Company’s condensed consolidated financial statements since the date of acquisition. The following unaudited pro forma information assumes that the acquisition had been completed as of July 1, 2012:

	For The Three Months Ended March 31, 2013	For The Nine Months Ended March 31, 2013
Total Revenues – Net	$15,115	$51,049
Net Income – Controlling Interests	1,446	5,356
Net Income Available to Common Stockholders	1,351	5,003
Net Income Available to Class A Non-Voting Preferred Stockholders	71	263
Net Income Available to Class C Common Stockholders	24	90
Basis Net Income Per Common Share Available to Common Stockholders	$0.23	0.84
Diluted Net Income Per Common Share Available to Common Stockholders	0.22	0.83
Basic and Diluted Income Per Share – Common C	0.06	0.23
Weighted Average Basic Shares Outstanding	5,937,096	5,921,540
Weighted Average Diluted Shares Outstanding	6,064,600	6,049,044
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	382,513	382,513

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

(000's omitted)

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the three months ended March 31, 2013*
Net revenues from external customers	$3,310	$8,332	$11,642
Inter-segment net revenues	$300	$141	$441
(Loss) income from operations	$(286)	$1,916	$1,630
Depreciation and amortization	$126	$553	$679
Capital expenditures	$58	$281	$339

For the three months ended March 31, 2012
Net revenues from external customers	$4,344	$5,172	$9,516
Inter-segment net revenues	$202	$—	$202
Income from operations	$736	$867	$1,603
Depreciation and amortization	$173	$407	$580
Capital expenditures	$22	$223	$245

For the nine months ended March 31, 2013*
Net revenues from external customers	$10,960	$19,806	$30,766
Inter-segment net revenues	$705	$141	$846
Income from operations	$182	$5,046	$5,228
Depreciation and amortization	$421	$1,068	$1,489
Capital expenditures	$166	$511	$677

For the nine months ended March 31, 2012
Net revenues from external customers	$13,502	$14,950	$28,452
Inter-segment net revenues	$607	$—	$607
Income from operations	$2,278	$2,981	$5,259
Depreciation and amortization	$518	$1,111	$1,629
Capital expenditures	$97	$603	$700

* includes HDM transactions as of March 5, 2013

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

(UNAUDITED)

NOTE 11– SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended March 31, 2013 and March 31, 2012, the Company paid $198,000 and $122,000 for interest, respectively.

During the nine months ended March 31, 2013 and March 31, 2012, the Company paid $252,000 and $0 for income taxes, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, in which the Company has transacted business. As of March 31, 2013, the Company has recorded tax obligations of approximately $2,644,000 plus interest and penalties of approximately $2,269,000. The Company is in the process of determining the regulatory requirements in order to become compliant.

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

MARCH 31, 2013 and 2012

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

The adoption of the provisions of ASC topic 740 did not have a material impact on the Company’s consolidated financial position and results of operations. Upon the adoption and as of March 31, 2013, no liability for unrecognized tax benefits was required to be recorded. The Company does not expect its unrecognized tax benefit position to change during the next 12 months.

The Company recognized a deferred tax asset of $462,000, net of valuation allowance and a deferred tax liability of $462,000 as of March 31, 2013, primarily relating to net operating loss carryforwards of approximately $149,765,000 available to offset future taxable income through 2029. The net operating losses begin to expire in 2012 for federal and state income tax purposes.

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

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 and 2012

(UNAUDITED)

NOTE 14 – SUBSEQUENT EVENTS

On May 1, 2013, the Company repaid a portion of the Class A Stockholders capital contribution in the amount of $1.2 million. The Company’s subsidiary, HMCA, now owns an 85% interest in Imperial Management Services.

During the period from April 1, 2013 through April 30, 2013, the Company issued 2,870 shares of common stock to consultants as compensation valued at $20,521 under the 2010 Stock Bonus Plan.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the nine month period ended March 31, 2013, we reported a net income of $5.0 million on revenues of $30.8 million as compared to net income of $5.1 million on revenues of $28.5 million for the nine month period ended March 31, 2012. We recognized an operating income of $5.2 million for the nine month period ended March 31, 2013 compared to an operating income of $5.3 million for the nine month period ended March 31, 2012.

For the three month period ended March 31, 2013, we reported net income of $1.6 million on revenues of $11.6 million as compared to net income of $1.6 million on revenues of $9.5 million for the three month period ended March 31, 2012.

Overall, our revenues increased 8.1% from $28.5 million for the first nine months of fiscal 2012 to $30.8 million for the first nine months of fiscal 2013. Although management fees increased by 26% from $15.0 million for the first nine months of fiscal 2012 to $18.8 million for the first nine months of fiscal 2013, service and repair fees decreased 4.3% from $8.8 million for the first nine months of fiscal 2012 to $8.4 million for the first nine months of fiscal 2013, and revenues from product sales decreased 46%, from $4.7 million for the first nine months of 2012 to $2.5 million for the first nine months of fiscal 2013.

The increase in our revenues was offset by a larger increase in our costs and expenses, and consequently we recognized decreased operating income for the nine months ended March 31, 2013 of $5.2 million as compared to an operating income of $5.3 million for the nine months ended March 31, 2012. The increase in costs and expenses of 10.1% from $23.2 million in the first nine months of fiscal 2012 to $25.5 million in the first nine months of fiscal 2013, exceeded the increase in revenues of 8.1%, from $28.5 million in the first nine months of fiscal 2012 to $30.8 million in the first nine months of fiscal 2013.

On February 13, 2013 the Company entered into an agreement with outside investors to acquire a 50.5% controlling interest in a newly formed limited liability company, Health Diagnostics Management, LLC (HDM). During March 2013 the Company contributed $20,200,000 to HDM and the group of outside investors contributed $19,800,000 for its non-controlling membership interest.

To fund its capital contribution the Company borrowed a total of $14 million from a bank in the form of a term loan aggregating $11 million and a revolving credit loan aggregating $3 million. The term loan is payable in 60 consecutive monthly installments, commencing September 1, 2013. The term loan bears interest at 4.75% per annum and is payable monthly. The revolving credit loan is due March 5, 2016. The Company can prepay the loan in whole or in part in multiples of $100,000 at any time without penalty. The revolving credit note bears interest at a rate of 4% per annum and is payable monthly. All borrowings under the loan agreements are collateralized by substantially all of the Company’s assets. The loan agreements also contain certain financial covenants that must be met on a periodic basis.

On March 5, 2013 HDM purchased from Health Diagnostics, LLC (“HD”) and certain of its subsidiaries, a business managing twelve (12) Stand-Up® MRI Centers and two (2) other scanning centers located in the States of New York and Florida for a total purchase price (including consideration of $1.5 million to outside investors) aggregating $35.9 million. Concurrently with the acquisition, HDM entered into several consulting and non-competition agreements for a consideration of $4.1 million.

Our revenues, costs and expenses for the nine month and three month periods ended March 31, 2013 attributable to the acquisition include only those from March 5, 2013 through March 31, 2013. The revenues were $2.8 million and the combined expenses were $2.4 million.

We have continued our efforts to control costs and increase our management fees, including those of the scanning centers acquired by HDM, which we expect will be responsible for our continuing profitability.

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

Effective March 5, 2013, HMCA-IMPERIAL, through its 50.5% interest in HDM, acquired twelve (12) Stand-Up® MRI Centers and two (2) other scanning centers. The contribution of these new scanning centers to the operating results of the Company are included for the period of March 5, 2013 through March 31, 2013.

Trends in the first nine months of fiscal 2013 include an increase in management and other fee revenues, and a decline in product sales revenues, and product service and repair fees. Also costs related to product sales decreased 31.9% from $3.6 million for the first nine months of fiscal 2012 to

$2.5 million for the first nine months of fiscal 2013, which corresponds to the decrease in product sales. We will continue to focus on our marketing efforts to improve sales performance and increase patient volume at the MRI facilities managed by HMCA-IMPERIAL in fiscal 2013. In addition, we will monitor our cost control program and will continue to reduce costs as necessary.

For the three month period ended March 31, 2013, as compared to the three month period ended March 31, 2012 overall revenues from MRI product sales decreased 68.2% ($416,000 compared to $1.3 million), and for the nine month period ended March 31, 2013 as compared to the nine month period ended March 31, 2012 overall revenues from MRI product sales decreased 46% ($2.5 million compared to $4.7 million). Continuing tight credit and world-wide economic uncertainty have depressed the market for our MRI products, which in the overwhelming majority of cases are purchased on credit.

Service revenues for the three month period ended March 31, 2013 as compared to the three month period ended March 31, 2012 decreased 4.6% ($2.9 million compared to $3.0 million). Unrelated party service and repair fees decreased 4.6% ($2.9 million compared to $3.0 million) and related party service and repair fees remained constant at $27,000 for the three month period ended March 31, 2012 and the three month period ended March 31, 2013. We anticipate that there will be increases in service revenues as warranties on installed scanners expire over time.

Service revenues for the nine month period ended March 31, 2013 as compared to the nine month period ended March 31, 2012 decreased 4.3% ($8.4 million compared to $8.8 million). Unrelated party service and repair fees decreased 4.3% ($8.3 million compared to $8.7 million) and related party service and repair fees remained constant at $83,000 for the nine months ended March 31, 2013 and for the nine months ended March, 31, 2012.

There were approximately $782,000 in foreign revenues for the first nine months of fiscal 2013 as compared to approximately $2.2 million in foreign revenues for the first nine months of fiscal 2012, representing a decrease in foreign revenues of 59.9%. We do not regard this as a material trend, but as part of a normal variation resulting from low volumes of foreign sales.

Overall, for the first nine months of fiscal 2013, revenues for the medical equipment segment decreased by 18.8% to $11 million from $13.5 million for the first nine months of fiscal 2012. The revenues generated by HMCA-IMPERIAL increased by 26%, to $18.8 million for the first nine months of fiscal 2013 as compared to $15.0 million for the first nine months of fiscal 2012. This trend reflects an increase in the percentage of our revenues derived from our diagnostic facilities management segment relative to our revenues derived from our medical equipment segment (61.2% for the first nine months of fiscal 2013 compared to 52.5% for the first nine months of fiscal 2012). The increase in HMCA-IMPERIAL revenues was the result of increased marketing efforts for the scanning centers and the opening of a new center.

We recognize MRI scanner sales revenues on the “percentage of completion” basis, which means the revenues are recognized as the scanner is manufactured. Revenues recognized in a particular quarter do not necessarily reflect new orders or progress payments made by customers in that quarter. We build the scanner as the customer meets certain benchmarks in its site preparation in order to minimize the time lag between incurring costs of manufacturing and our receipt of the cash progress payments from the customer which are due upon delivery. Consequently, there can be a disparity between the revenues recognized in a fiscal period and the number of product sales. Generally, the recognized revenue results from revenues from a scanner sale that are recognized in a fiscal quarter or quarters following the quarter in which the sale was made.

Costs related to product sales decreased by 48.2% from $962,000 in the third quarter of fiscal 2012 to $498,000 in the third quarter of 2013, resulting from a decrease in the manufacturing activity. Cost related to product sales also decreased by 31.9% from $3.6 million in the first nine months of fiscal 2012 to $2.5 million in the first nine months of fiscal 2013.

Costs related to providing service for the third quarter decreased by 8% from $899,000 in the third quarter of fiscal 2012 to $827,000 in fiscal 2013, notwithstanding a decrease in service revenues of only 4.6%, from $3.0 million in the third quarter of fiscal 2012 to $2.9 million in the third quarter of fiscal 2013. Certain of the costs of providing service (employee salaries and overhead, for example) are not directly tied to revenue. Notwithstanding the foregoing, we believe that an important factor in controlling our service costs is our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis, and to detect and repair any irregularities before more serious problems result.

Overall, the operating results for our medical equipment segment decreased to an operating loss of $286,000 for the third quarter of fiscal 2013 as compared to an operating income of $736,000 for the third quarter of 2012. Also our operating income for our medical equipment segment decreased from $2.3 million for the first nine months of 2012 to $182,000 for the first nine months of fiscal 2013.

HMCA-IMPERIAL revenues increased in the third quarter of fiscal 2013 by 61.1% to $8.3 million from $5.2 million for the third quarter of fiscal 2012, primarily due to increased revenues from our New York locations. Contributing to the increase in revenue was the increase in management and other fees resulting from renegotiating our annual management contracts with the professional corporations we manage. Also included are the revenues for approximately one month from the facilities acquired by HDM.

We now manage twenty-five sites, twenty-three of which are equipped with FONAR UPRIGHT® MRI scanners. HMCA-IMPERIAL experienced an operating income of $5 million for the first nine months of fiscal 2013 compared to operating income of $3.0 million for the first nine months of fiscal 2012. The greater operating income was due primarily to an increase in management and other fees.

HMCA-IMPERIAL cost of revenues for the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012 increased slightly by 13.5% from $9.1 million to $10.4 million. HMCA’s cost of revenues includes expenditures we have been making to improve HMCA revenues through our marketing efforts, which focus on the unique capability of our Upright® MRI Scanners to scan patients in different positions.

The increase in our consolidated net revenues of 22.3% from $9.5 million in the third quarter of fiscal 2012 to $11.6 million in the third quarter of fiscal 2013 was coupled with a increase of 26.5% in total costs and expenses from $7.9 million in the third quarter of fiscal 2012 compared to $10 million in the third quarter of fiscal 2013. As a result, our income from operations remained constant at $1.6 million in the third quarter of fiscal 2012 and the third quarter of fiscal 2013.

For the first nine months of 2013 our consolidated revenues increased by 8.1% to $30.8 million from $28.5 million for the first nine months of fiscal 2012 while total costs and expenses increased by 10.1% to $25.5 million for the for first nine months of fiscal 2013 from $23.2 million for the first nine months of fiscal 2012. Our operating income of $5.3 million in the first nine months of fiscal 2012 decreased to $5.2 million in the first nine months of fiscal 2013.

Selling, general and administrative expenses increased by 33.2% to $8.3 million in the first nine months of fiscal 2013 from $6.2 million in the first nine months of fiscal 2012. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, was $394,500 for the first nine months of fiscal 2013 and $49,000 for the first nine months of fiscal 2012.

Research and development expenses increased by 9.9% to $1.0 million for the first nine months of fiscal 2013 as compared to $938,000 for the first nine months of fiscal 2012.

Interest expense in the first nine months of fiscal 2013 decreased by 22.5% to $258,000 from $333,000 in the first nine months of fiscal 2012.

Inventories increased slightly to $2.3 million at March 31, 2013 from $2.2 million at June 30, 2012. This represents our purchase of raw materials and components which have not yet been used to fill orders.

Management fee and medical receivables increased by 326% to $21.7 million at March 31, 2013 from $5.1 million at June 30, 2012. This increase is primarily the result of the receivables acquired by HDM in connection with the purchase of the businesses managing the twelve (12) scanning centers from HD, together with renegotiated management fee contracts with an unrelated party and decreased collections of outstanding receivables, in part due to Hurricane Sandy.

The overall trends reflected in the results of operations for the first nine months of fiscal 2013 are an increase in revenues from management and other fees, as compared to the first nine months of fiscal 2012 ($18.8 million for the first nine months of fiscal 2013 as compared to $15.0 million for the first nine months of fiscal 2012), and a decrease in MRI equipment segment revenues both absolutely ($11 million as compared to $13.5 million) and as compared to HMCA-IMPERIAL revenues. Revenues were $11 million or 35.6% from the MRI equipment segment as compared to $19.8 million or 64.4% from HMCA-IMPERIAL, for the first nine months of fiscal 2013, as compared to $13.5 million or 47.5% from the MRI equipment segment and $15.0 million or 52.5%, from HMCA-IMPERIAL, for the first nine months of fiscal 2012.

On March 23, 2010, President Obama signed into law healthcare reform legislation in the form of the Patient Protection and Affordable Care Act (PPACA). The implementation of this law could have a profound impact on the healthcare industry. Many of the most substantive provisions of PPACA are in the process of being implemented. Many provisions require the federal government and individual state governments to interpret and implement the new requirements and adopt appropriate regulations. Although PPACA remains the subject of significant debate, the Act has been held constitutional by the United States Supreme Court, and there is no indication that the Act will be repealed or substantially modified in the foreseeable future. We are unable to predict how many of the legislative mandates contained in PPACA will be implemented or how they will affect our MRI equipment segment or HMCA-IMPERIAL in practice.

We are committed to improving the operating results we experienced in the first nine months in fiscal 2013. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, including the availability of credit, payor reimbursement rates and policies, and unexpected expenditures or the timing of such expenditures, make it problematical to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Company’s operating results.

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

The paper, titled “The Possible Role of Cranio-Cervical Trauma and Abnormal CSF Hydrodynamics in the Genesis of Multiple Sclerosis," appears in the journal “Physiological Chemistry and Physics and Medical NMR” (Sept. 20, 2011, 41: 1-17).

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

Liquidity and Capital Resources

Cash and cash equivalents decreased by 23.2% from $12.0 million at June 30, 2012 to $9.2 million at March 31, 2013, primarily as a result of providing part of the financing of the acquisition of fourteen (14) scanning centers by HDM.

Cash provided by operating activities for the first nine months of fiscal 2013 was $6.4 million. Cash provided by operating activities was attributable to net income of $5 million, an increase of other current liabilities of $1.2 million, depreciation and amortization of $1.5 million, provision for bad debt of $735,000, an increase in accounts payable of $515,000 offset by a decrease in prepaid expenses and other current assets of $615,000 and an increase in accounts, management fee and medical receivables of $3.6 million.

Cash used in investing activities for the first nine months of fiscal 2013 was $20.9 million. The principal uses of cash used in investing activities during the first nine months of fiscal 2013 consisted of patent costs of $109,000, and the purchase of property and equipment of $568,000. The cost of the HDM acquisition of $40 million was offset by proceeds from non-controlling interests of $19.8 million.

Cash provided by financing activities for the first nine months of fiscal 2013 was $11.7 million. The principal uses of cash in financing activities during the first nine months of fiscal 2013 were the repayment of principal on long-term debt and capital lease obligations of $983,000, along with distributions to non-controlling interests of $1.3 million offset by the cash provided by proceeds from debt of $14.0 million.

Total liabilities increased by 70% to $38.3 million at March 31, 2013 from $22.5 million at June 30, 2012, reflecting the assumption of liabilities associated with the acquisition by HDM of the fourteen (14) scanning centers. Other current liabilities increased from $7.7 million at June 30, 2012 to $8.7 million at March 31, 2013 along with an increase in long-term debt and capital leases from $777,000 at June 30, 2012 to $13.4 million at March 31, 2013, an increase in the current portion of our long term debt from $1.8 million at June 30, 2012 to $2.5 million at March 31, 2013 and an increase in customer advances from $3.9 million at June 30, 2012 to $4.8 million at March 31, 2013. Unearned revenue on service contracts increased to $5.7 million at March 31, 2013 as compared to $5.5 million at June 30, 2012.

As of March 31, 2013, the total of $8.7 million in other current liabilities included accrued salaries and payroll taxes of $803,000, accrued interest and penalties of $2.3 million and sales taxes of $3 million.

Our working capital increased to $15.4 million at March 31, 2013 from $4.8 million at June 30, 2012. This resulted from an increase in current assets ($25.9 million at June 30, 2012 as compared to $39.7 million at March 31, 2013), slightly offset by an increase in current liabilities from $21.1 million at June 30, 2012 to $24.3 million at March 31, 2013.

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

Management anticipates that Fonar’s capital resources will improve if (1) Fonar’s MRI scanner products gain wider market recognition and acceptance resulting in increased product sales, (2) service and maintenance revenues increase as the warranties on scanners expire and (3) HMCA-IMPERIAL revenues can be increased through the Company’s vigorous marketing efforts, the installation of more HMCA-IMPERIAL managed Upright® MRI scanners and HDM’s acquisition of fourteen (14) additional scanning centers. If our marketing efforts to increase revenues fail, and we are unable to raise debt or equity capital, we will experience a shortfall in cash, and it will be necessary to reduce operating expenses to attempt to avoid the need to curtail our operations. Current economic, credit and political conditions have contributed to a challenging business environment for our company. The precise impact of these conditions can not be fully predicted. There can be no assurance that we would be able to secure additional funds if needed.

The Company believes that its business plan has been responsible for the past two consecutive fiscal years of profitability (fiscal 2012 and fiscal 2011) and that its capital resources will be adequate to support operations at current levels through March 31, 2014. The Company also has experienced, however, periods of working capital deficits and prior to fiscal 2011, losses. The future effects on our business of healthcare reform legislation, the Deficit Reduction Act, the tax on sales of medical equipment, and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the nine months ended March 31, 2013, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls, during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the Bonutti Research v. Fonar et al case (U.S. District Court, Eastern District of New York),

Bonutti Research filed an action on December 2, 2011 alleging that Fonar’s Upright® MRI scanners infringe plaintiff’s patent, which relates to the moving of a patient into the scanner. Fonar believes plaintiff’s claims are without merit and further, that the patent is invalid. Bonutti has answered our counterclaims and discovery has commenced. At this point we are unable to assess the amount in controversy as no damages were specified. The patent has expired.

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

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:

a) Exhibit 31.1 Certification. See Exhibits

b) Exhibit 32.1 Certification. See Exhibits

c) Report on Form 8-K filed on February 14, 2013, Item 2.02: Results of

Operations and Financial Condition for the fiscal quarter ended December 31, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FONAR CORPORATION

By:	/s/ Raymond V. Damadian
Raymond V. Damadian President & Chairman

Dated: May 15, 2013