Form 10-K
period 2013-06-30
FONAR CORP
filed 2013-10-15
CIK 355019

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

_____________________

FORM 10-K

_____________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _______

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___X____ No ______

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K, §229.405 of this Chapter, is not contained, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to the Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ____ Accelerated filer ____ Non-accelerated filer ____ Smaller reporting company X

(Do not check if a smaller reporting company) Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No __X_

The aggregate market value of the shares of Common Stock held by non-affiliates as of December 31, 2012 based on the closing price of $4.33 per share on such date as reported on the NASDAQ System, was approximately $25.2 million. The other outstanding classes do not have a readily determinable market value.

As of September 5, 2013, 5,987,575 shares of Common Stock, 146 shares of Class B Common Stock, 382,513 shares of Class C Common Stock and 313,438 shares of Class A Non-voting Preferred Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

2

FONAR CORPORATION AND SUBSIDIARIES

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

We conduct our business in two segments. Our medical equipment segment is conducted directly through Fonar. Our physician management and diagnostic services segment is conducted through our subsidiary Health Management Corporation of America (“HMCA”). HMCA performs services through two subsidiaries. In fiscal 2011, HMCA assigned its assets and liabilities to a limited liability company, Imperial Management Services, LLC (“Imperial”) for a controlling interest in Imperial. In addition to Imperial, in fiscal 2013, HMCA purchased a 50.5% interest in another limited liability company, Health Diagnostic Management, LLC (“HDM”). HMCA provides management services, administrative services, billing and collection services, office space, equipment, repair, maintenance service, and clerical and other non-medical personnel to medical providers.

Fonar is engaged in the business of designing, manufacturing, selling and servicing magnetic resonance imaging scanners, also referred to as "MRI" or "MR" scanners, which utilize MRI technology for the detection and diagnosis of human disease, abnormalities, other medical conditions and injuries. Fonar’s founders built the first scanner in 1977 and Fonar introduced the first commercial MRI scanner in 1980. Fonar is also the originator of the iron-core non-superconductive and permanent magnet technology.

Fonar’s iron frame technology made Fonar the originator of "open" MRI scanners. We introduced the first "open" MRI in 1980. Since that time we have concentrated on further application of our “open” MRI, introducing most recently the Upright® Multi-Position™” MRI scanner (also referred to as the “Upright®” or “Stand-Up®” MRI scanner) and the Fonar 360™ MRI scanner.

The product we are now most vigorously promoting is our Upright® MRI. Our patented Upright® MRI is unique in the industry in that it allows patients to be scanned in fully weight-bearing conditions, such as standing, sitting or bending in any position that causes adverse symptoms. This means that an abnormality or injury, such as a slipped disk can be visualized where it may not have been with the patient lying down. We have introduced the name “Upright®” as an alternative to “Stand-UP®” because of the multiplicity of positions in which the patient may be scanned where the patient is not standing.

See Note 17 to the Consolidated Financial Statements for separate financial information regarding our medical equipment and physician and diagnostic management services segments.

FONAR CORPORATION AND SUBSIDIARIES

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

RECENT DEVELOPMENTS AND OVERVIEW.

Our products and works-in-progress are intended to significantly improve our competitive position. Our current products are the Upright® MRI (also known as the “Stand-Up® MRI”) and Fonar 360™.

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

FONAR CORPORATION AND SUBSIDIARIES

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

We are emphasizing sales of the Upright® MRI which we regard as our most promising scanner product. Nevertheless, because of uncertain economic conditions and the resulting weakening demand, revenues recognized from the sale of Upright® MRI scanners decreased in fiscal 2013 by 49.2% from fiscal 2012 (approximately $6.3 million in fiscal 2012 compared to approximately $3.2 million in fiscal 2013). The following chart shows the revenues attributable to our different model scanners for the fiscal years ended June 30, 2012 and June 30, 2013. Note that we recognize revenue on a percentage of completion basis. Accordingly, revenue is recognized as each sub-assembly of a scanner is manufactured. Consequently the revenues for a fiscal period do not necessarily relate to orders placed in that period or payments received.

FONAR CORPORATION AND SUBSIDIARIES

Model	Revenues Recognized
	Fiscal 2012	Fiscal 2013
Upright®	$6,335,198	$3,217,929
Fonar 360™	$0	$0

The Company completed a private placement of equity and succeeded in raising $6,000,000 on May 2, 2011. The offering consisted of Preferred Class A membership interests in a newly formed limited liability company, Imperial Management Services, LLC (“Imperial”). Class B membership interests, all of which were retained by the Company’s subsidiary, HMCA, hold a 75% equity interest in Imperial. The Class A membership interests are entitled to receive a dividend of 18% per annum of their capital contributions to the limited liability company. HMCA contributed all of its assets, together with its liabilities, to Imperial as HMCA’s capital contribution. The Imperial operating agreement provides for the Class A members to receive priority distributions until their original capital contributions are returned. As of June 30, 2013, Imperial, through HMCA, managed 11 diagnostic imaging facilities located in the states of New York and Florida. Approximately 40% of the Class A membership interests had been redeemed as of the end of fiscal 2013 (equivalent to 11% of the A and B membership interests in the aggregate).

As a result of the transaction, Imperial also has a 50% controlling interest in an entity that provides management services to a diagnostic center in the New York Metropolitan area.

On February 13, 2013, HMCA entered into an agreement with outside investors to acquire a 50.5% controlling interest in a newly formed limited liability company, Health Diagnostics Management, LLC (HDM). During March 2013 HMCA contributed $20,200,000 to HDM for its controlling membership interest, and the outside investors contributed $19,800,000 for their non-controlling membership interests.

To fund HMCA’s capital contribution to HDM, Fonar borrowed a total of $14 million from a bank in the form of a term loan aggregating $11 million and a revolving credit loan aggregating $3 million. The term loan is payable in 60 consecutive monthly installments, commencing October 1, 2013. The term loan bears interest at 4.75% per annum and is payable monthly. The revolving credit loan is due March 5, 2016. Fonar can prepay the loan in whole or in part in multiples of $100,000 at any time without penalty. The revolving credit note bears interest at a rate of 4% per annum and is payable monthly. All borrowings under the loan agreements are collateralized by substantially all of Fonar’s assets. The loan agreements also contain certain financial covenants that must be met on a periodic basis. In turn, Fonar lent the funds to HMCA, which then contributed the funds to HDM in exchange for HMCA’s 50.5% equity interest. As of June 30, 2013, Fonar had prepaid $600,000 of principal of the loan.

On March 5, 2013 HDM purchased from Health Diagnostics, LLC (“HD”) and certain of its subsidiaries, a business managing 14 MRI scanning centers, 12 of which have Upright MRI scanners, located in the States of New York and Florida for a total purchase price (including consideration of $1.5 million to outside investors) aggregating $35.9 million. Concurrently with the acquisition, HDM entered into several consulting and non-competition agreements for a consideration of $4.1 million.

As a result of the Imperial and HDM transactions, as of September 30, 2013, HMCA through Imperial and HDM, managed a total of 25 MRI scanning centers, 18 of which are located in New York and 7 of which are located in Florida, and 23 of which have Upright MRI scanners.

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

During fiscal 2013, sales of our Upright® MRI scanners accounted for approximately 6.5% of our total revenues and 21.6% of our medical equipment revenues, as compared to 16.1% of total revenues and 33.9% of medical equipment revenues in fiscal 2012. These results reflect the decrease in our sales of scanners.

During fiscal 2013 and fiscal 2012, we had no revenues attributable to sales of our Fonar 360™ scanner.

Our principal selling, marketing and advertising efforts have been focused on the Upright® MRI, which we believe is a particularly unique product, being the only MRI scanner which is both open and allows for weight-bearing imaging. We expect to continue our focus on the Upright® MRI in the immediate future. We are optimistic that in the long run the Fonar 360™ and our other products and works in progress will also contribute to product sales.

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

PRODUCT MARKETING

The principal markets for the Company's scanners are private diagnostic imaging centers and hospitals.

Our internal sales force handles the domestic market. We continue to use independent manufacturer’s representatives for foreign markets. None of Fonar’s competitors are entitled to make the Fonar Upright® MRI scanner.

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

Recognition of the importance of Fonar Upright® MRI continues to grow. Medserena, of Germany, announced in August, 2010 the purchase of its fourth Upright® Multi-Position™ MRI. CEO Matthais Schulz said, “The large number of requests coming from our physicians in Germany are arising because of the special medical need for FONAR’s unique technology. This is in spite of an intensely active MRI market in Germany, where there are already many conventional lie-down MRIs installed.” Recently, Medserena has expanded its market to the United Kingdom with the opening of a Fonar Upright® MRI scanner in London.

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

FONAR CORPORATION AND SUBSIDIARIES

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

Our areas of operations are principally in the United States. During the fiscal year ended June 30, 2013, 2.1% of the Company's revenues were generated by foreign sales, as compared to 6.2% for fiscal 2012.

We are seeking to promote foreign sales and have sold scanners in various foreign countries. Foreign sales, however, have not yet proved to be a significant source of revenue.

FONAR CORPORATION AND SUBSIDIARIES

SERVICE AND UPGRADES FOR MRI SCANNERS

Our customer base of installed scanners has been and will continue to be an additional source of income, independent of direct sales.

Income is generated from the installed base in two principal areas, namely, service and upgrades. Service and maintenance revenues from our external installed base were approximately $11.0 million in fiscal 2013 and $11.8 million in fiscal 2012. Notwithstanding the decrease in service revenues in fiscal 2013, we expect service revenues to be essentially stable under present circumstances as customers enter into service contracts when the warranties on their scanners expire, replacing lost service contracts resulting from older scanners being taken out of service.

We also anticipate that our scanners will result in upgrades income in future fiscal years. The potential for upgrades income, particularly in the form of new patient supporting upright imaging fixtures and receiver coils, originates in the versatility and productivity of the Upright® Imaging technology. New medical uses for MRI technology are constantly being discovered and are anticipated for the Upright® Imaging technology as well. New features can often be added to the scanner by the implementation of little more than versatile new software packages. For example, software can be added to existing MRI angiography applications to synchronize angiograms with the cardiac cycle. By doing so the dynamics of blood vessel filling and emptying can be visualized with movies. Such enhancements are attractive to end users because they extend the useful life of the equipment and enable the user to avoid obsolescence and the expense of having to purchase new equipment.

RESEARCH AND DEVELOPMENT

During the fiscal year ended June 30, 2013, we incurred expenditures of $1,438,560, none of which was capitalized, on research and development, as compared to $1,242,646, none of which was capitalized, during the fiscal year ended June 30, 2012.

Research and development activities have focused principally on software improvements to the user interface of the MRI scanner. The Windows-based Sympulse™ platform controls all of the functions of the UPRIGHT® scanner except those of the versatile, multi-position patient table. Separate, dedicated, motion-control software is used to maneuver the UPRIGHT® bed, and development of this software is ongoing as well. The same Sympulse™ platform running identical software underpins the operation of the FONAR 360™ unit.

In January 2013 FONAR completed and shipped Release 8.1 to the enthusiastic reviews on the part of MRI technologists.

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

FONAR CORPORATION AND SUBSIDIARIES

The development of clinically practical scan protocols and software depends on close contact between research and development scientists and engineers, and end users. That close contact is facilitated in part by the subsidiary relationship with HMCA and the scanning centers HMCA manages. In addition to that collaboration, R&D staff have pursued a variety of novel and UPRIGHT® MRI-specific research projects. It is anticipated that these will ultimately lead to new applications that are made available to existing customers as upgrade add-ons to their machines. These range from studies of the effects of gravity on the velopharyngial structures in children to studies of the soft tissues around the ischial tuberosity for the purpose of designing improved wheelchairs for patients who have suffered spinal cord injury.

A receiver coil and scanning protocols designed for rapid, x-ray free MRI evaluation of patients with scoliosis has been developed. FONAR image display software that enables the technologist to reformat the axial 3D data set into a coronal plane that follows the lordotic curve of the spine is enabled upon purchase of the coil. Papers describing this work have already been published.

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

BACKLOG

Our backlog of unfilled orders at September 26, 2013 was approximately $1.5 million, as compared to $7.4 million at September 14, 2012. It is expected that the existing backlog of orders will be filled within the 2014 fiscal year.

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

FONAR CORPORATION AND SUBSIDIARIES

We have significantly enhanced our patent position within the industry and now possesses a substantial patent portfolio which provides us, under the aegis of United States patent law, "the exclusive right to make, use and sell" many of the scanner features which Fonar pioneered and which are now incorporated in most MRI scanners sold by the industry. As of June 30, 2013, 186 patents had been issued to Fonar, and approximately 17 patents were pending. A number of Fonar’s existing patents specifically relate to protecting Fonar’s position in the high-field iron frame open MRI market. The patents further enhance Dr. Damadian's pioneer patent, the 1974 Patent, that initiated the MRI industry and provided the original invention of MRI scanning. The terms of the patents in Fonar’s portfolio extend to various times.

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

FONAR CORPORATION AND SUBSIDIARIES

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

Fonar expects to be the leader in MRI for providing dynamic visualization of body parts such as the spine and other joints as well as dynamic visualization of the heart in its upright position when it is sustaining its full normal physiological load. No companies possess the patented Upright® MRI technology or the Fonar 360™’s 360° full access interventional technology.

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

FONAR CORPORATION AND SUBSIDIARIES

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

Classes of Products

Under the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, all medical devices are classified by the FDA into one of three classes. A Class I device is subject only to general controls, such as labeling requirements and manufacturing practices; a Class II device must comply with certain performance standards established by the FDA; and a Class III device must obtain pre-market approval from the FDA prior to commercial marketing. Fonar’s products are Class II devices. Class II devices are subject to "General Controls"; General Controls include:

1. Establishment registration of companies which are required to register under 21 CFR Part 807.20, such as manufacturers, distributors, re-packagers and re-labelers.

2. Medical device listing with FDA of devices to be marketed.

3. Manufacturing devices in accordance with the Current Good Manufacturing Practices Quality System Regulation in 21 CFR Part 820.

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

We have established and maintained written procedures for implementation of the MDR regulation. These procedures include internal systems that:

·	provide for timely and effective identification, communication and evaluation of adverse events;

·	provide a standardized review process and procedures for determining whether or not an event is reportable; and

·	provide procedures to insure the timely transmission of complete reports.

These procedures also include documentation and record keeping requirements for:

·	information that was evaluated to determine if an event was reportable;

·	all medical device reports and information submitted to the FDA;

·	any information that was evaluated during preparation of annual certification reports; and

·	systems that ensure access to information that facilitates timely follow up and inspection by FDA.

FDA Enforcement

FDA may take the following actions to enforce the MDR regulation:

FDA-Initiated or Voluntary Recalls

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

Foreign governments have differing requirements concerning the import of medical devices into their respective jurisdictions. The European Union, also referred to as EU, has some essential requirements described in the EU’s Medical Device Directive, also referred to as MDD. In order to export to one of these countries, we must meet the essential requirements of the MDD and any additional requirements of the importing country. The essential requirements are similar to some of the requirements mandated by the FDA. In addition the MDD requires that we enlist a Notified Body to examine and assess our documentation, a Technical Construction File, and verify that the product has been manufactured in conformity with the documentation. The notified body must carry out or arrange for the inspections and tests necessary to verify that the product complies with the essential requirements of the MDD, including safety performance and Electromagnetic Compatibility, also referred to as EMC. Also required is a Quality System, ISO-9001, assessment by the Notified Body. We were approved for ISO 9001 certification for its Quality Management System in April, 1999.

We received clearances to sell the Fonar 360™ and Upright® MRI scanners in the EU in May, 2002.

Other countries require that their own testing laboratories perform an evaluation of our devices. This requires that we must bring the foreign agency’s personnel to the USA to perform the evaluation at our expense before exporting.

FONAR CORPORATION AND SUBSIDIARIES

Some countries, including many in Latin America and Africa, have very few regulatory requirements.

To date, Fonar has been able to comply with all foreign regulatory requirements applicable to its export sales.

HEALTH MANAGEMENT CORPORATION OF AMERICA

IMPERIAL MANAGEMENT SERVICES, LLC

HEALTH DIAGNOSTICS MANAGEMENT, LLC

PHYSICIAN AND DIAGNOSTIC SERVICES MANAGEMENT BUSINESS

Health Management Corporation of America, formed under the name U.S. Health Management Corporation and referred to as "HMCA", was organized by FONAR in March 1997. HMCA was formed as a wholly-owned subsidiary which engages in the business of providing comprehensive management services to diagnostic imaging facilities. The services we provide include development, administration, leasing of office space, facilities and equipment, provision of supplies, staffing, training and supervision of non-medical personnel, credentialing, accounting, billing and collection, assistance with compliance matters and the development and implementation of practice growth and marketing strategies.

In May 2011, HMCA contributed all of its assets, liabilities and business to Imperial Management Services, LLC which is controlled but not wholly-owned by HMCA. Imperial is continuing the business of HMCA utilizing the same facilities, equipment and personnel as HMCA. This transaction did not result in a change of control or policy, but was solely a means to raise capital.

On February 13, 2013 , HMCA entered into an agreement with outside investors to acquire a 50.5% controlling interest in a newly formed limited liability company, Health Diagnostics Management, LLC (HDM). During March 2013 HMCA contributed $20,200,000 to HDM and the investors contributed an aggregate of $19,800,000 for their non-controlling membership interests.

To fund HMCA’s capital contribution to HDM, Fonar borrowed a total of $14 million from a bank in the form of a term loan aggregating $11 million and a revolving credit loan aggregating $3 million. The term loan is payable in 60 consecutive monthly installments, commencing October 1, 2013. The term loan bears interest at 4.75% per annum and is payable monthly. The revolving credit loan is due March 5, 2016. Fonar can prepay the loan in whole or in part in multiples of $100,000 at any time without penalty. The revolving credit note bears interest at a rate of 4% per annum and is payable monthly. All borrowings under the loan agreements are collateralized by substantially all of the Fonar’s assets. The loan agreements also contain certain financial covenants that must be met on a periodic basis. In turn, Fonar lent the funds to HMCA, which then contributed the funds to HDM in exchange for HMCA’s 50.5% equity interest. As of June 30, 2013, Fonar had made prepayments of principal in the amount of $600,000.

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

FONAR CORPORATION AND SUBSIDIARIES

HMCA is the controlling, but not sole owner of these two limited liability companies, Imperial and HDM, through which HMCA conducts its business. The outside investors are passive investors, and do not have the right to participate in the management of either company. For the sake of simplicity and to avoid confusion, HMCA, Imperial and HDM are, unless otherwise indicated referred to as “HMCA” for all periods before and after Imperial and HDM transactions.

In April 2003, HMCA sold the portion of its business which managed primary care medical practices, and in July 2005, HMCA sold the portion of its business engaged in the management of physical therapy and rehabilitation practices. This was the result of HMCA’s decision to focus on management of MRI facilities, the business in which HMCA is most experienced. As of September 30, 2013, HMCA managed a total of 25 MRI centers. For the 2012 fiscal year, the revenues HMCA recognized from the MRI facilities increased to $20.7 million, and in fiscal 2013 the revenues recognized from the MRI facilities further increased to $34.3 million.

HMCA GROWTH STRATEGY

HMCA’s growth strategy focuses on upgrading and expanding the existing facilities it manages and expanding the number of facilities it manages for its clients. Our most important effort in this regard has been to promote and facilitate the replacement of existing MRI scanners with new Fonar Upright® MRI scanners. As a result, we presently have Upright® MRI scanners at all but two of the MRI facilities we manage.

In August 2013, HMCA added an additional Upright® MRI facility that it manages in Nassau County, New York.

PHYSICIAN AND DIAGNOSTIC MANAGEMENT SERVICES

HMCA’s services to the facilities it manages encompass substantially all of their business operations. Each facility is controlled, however, by the physician owner, not HMCA, and all medical services are performed by the physicians and other medical personnel under the physician-owner’s supervision. HMCA is the management company and performs services of a non-professional nature. These services include:

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

3. Administrative. HMCA assists in the scheduling of patient appointments, purchasing of office and medical supplies and equipment and handling of reporting, accounting, processing and filing systems. It prepares and files the physician portions of complex applications to enable its clients to participate in managed care programs and to qualify for insurance reimbursement. HMCA assists the clients to implement programs and procedures to ensure full and timely regulatory compliance and appropriate cost reimbursement under no-fault insurance and Workers' Compensation guidelines, as well as compliance with other applicable governmental requirements and regulations, including HIPAA and other privacy requirements.

FONAR CORPORATION AND SUBSIDIARIES

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

6. Diagnostic Imaging and Ancillary Services. HMCA can offer access to diagnostic imaging equipment through diagnostic imaging facilities it manages. The Company may expand the ancillary services offered in its network to include CT-scans and x-rays, if it is determined that such additions may be useful to its clients.

7. Marketing Strategies. HMCA is responsible for developing and proposing marketing plans for its clients.

8. Expansion Plans. HMCA assists the clients in developing expansion plans including the opening of new or replacement facilities where appropriate.

HMCA’s objective is to free physicians from as many non-medical duties as is practicable. Practices can treat patients more efficiently if the physicians can spend less time on business and administrative matters and more time practicing medicine.

HMCA provides its services pursuant to negotiated contracts with its clients. While HMCA believes it can provide the greatest value to its clients by furnishing the full range of services appropriate to that client, HMCA would also be willing to enter into contracts providing for a more limited spectrum of management services. The exceptions to this general model of operation are three of the facilities acquired by HMCA from Health Diagnostics, LLC on March 5, 2013 in Florida. These Florida facilities are limited liability companies which conduct their operations directly and bill and collect their fees from the patients and third party payors.

The facilities enter into contracts with third party payors, including managed care companies. None of HMCA’s clients, however, participate in any capitated plans or other risk sharing arrangements. Capitated plans are those HMO programs where the provider is paid a flat monthly fee per patient.

The fees paid by the facilities to HMCA are flat monthly fees. The fees in fiscal 2011 were flat monthly fees in the aggregate amount of $1,512,338 per month which increased in fiscal 2012 to an aggregate amount of $1,708,739 per month. In fiscal 2013, the aggregate amount of management fees were the same, at $1,708,739 per month up to March 5, 2013. As a result of the HDM acquisition and the addition of 14 MRI scanning centers, the aggregate amount of management fees increased to $3,469,438 per month commencing March 5, 2013.

Fees under the management agreements are subject to adjustment by mutual agreement on an annual basis.

Dr. Damadian owns three of the MRI facilities in Florida managed by HMCA. The fees for these three sites in Florida owned by Dr. Damadian are flat monthly fees which are subject to adjustment by mutual agreement on an annual basis.

FONAR CORPORATION AND SUBSIDIARIES

HMCA contracts with Tritech Healthcare Management (Plainview, New York) to perform billing and collection for its clients’ No-Fault and Workers’ Compensation business. The monthly fee was $85,000 in fiscal 2013. HMCA handles all of its clients’ other billings and collections.

HMCA MARKETING

HMCA's marketing strategy is to expand the business and improve the facilities which it manages. HMCA will seek to increase the number of locations of those facilities where market conditions are promising and to promote growth of its clients' patient volume and revenue.

DIAGNOSTIC IMAGING FACILITIES

Diagnostic imaging facilities managed by HMCA provide diagnostic imaging services to patients referred by physicians who are either in private practice or affiliated with managed care providers or other payor groups. The facilities are operated in a manner which eliminates the admission and other administrative inconveniences of in-hospital diagnostic imaging services. Imaging services are performed in an outpatient setting by trained medical technologists under the direction of physicians employed by the diagnostic imaging facilities. Following diagnostic procedures, the images are reviewed by the interpreting physicians who prepare a report of these tests and their findings. Reports for the New York facilities are transcribed by HMCA personnel and reports for the Florida facilities are outsourced to independent contractors.

HMCA develops marketing programs in an effort to establish and maintain profitable referring physician relationships and to maximize reimbursement yields. HMCA also directs its marketing efforts at managed care providers.

Managed care providers have become an important factor in the diagnostic imaging industry. To further its position, HMCA is seeking to expand the imaging modalities offered at its managed diagnostic imaging facilities. Two of the facilities HMCA manages have two MRI scanners and one of those facilities also performs x-rays.

REIMBURSEMENT

HMCA’s clients receive reimbursements for their services through Medicare, Medicaid, managed care and private insurance.

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

FONAR CORPORATION AND SUBSIDIARIES

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

Services provided in non-hospital based freestanding facilities are paid under the Medicare Physician Fee Schedule, or MPFS. All of HMCA’s clients are presently in this category. The MPFS is updated on an annual basis.

Healthcare Reform Legislation

Healthcare reform legislation enacted in the first quarter of 2010 by the Patient Protection and Affordable Care Act or PPACA, specifically requires the U.S. Department of Health and Human Services, in computing physician practice expense relative value units, to increase the equipment utilization factor for advanced diagnostic imaging services (such as MRI, CT and PET) from a presumed utilization rate of 50% to 65% for 2010 through 2012, 70% in 2013, and 75% thereafter. Excluded from the adjustment are low-technology imaging modalities such as ultrasound, X-ray and fluoroscopy. The Health Care and Education Reconciliation Act of 2010 (H.R. 4872) or Reconciliation Act, which was passed by the Senate and approved by the President on March 30, 2010, amends the provision for higher presumed utilization of advanced diagnostic imaging services to a presumed rate of 75%. These changes may result in decreased revenue for the services performed by our clients for Medicare beneficiaries. Other changes in reimbursement for services rendered by Medicare Advantage plans may also reduce the revenues for services rendered to Medicare Advantage enrollees.

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

In addition to the foregoing changes to the usage assumptions, CMS’ 2010 regulatory changes to the MPFS also included a downward adjustment to services primarily involving the technical component rather than the physician work component, by adjusting downward malpractice payments for these services. These adjustments have been phased in over a four year period. For our fiscal year ended June 30, 2013, Medicare revenues represented approximately 7.6% of the revenues for HMCA’s clients as compared to 8.3% for the fiscal year ended June 30, 2012.

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

FONAR CORPORATION AND SUBSIDIARIES

Medicaid

The Medicaid program is a jointly-funded federal and state program providing coverage for low-income persons. In addition to federally-mandated basic services, the services offered and reimbursement methods vary from state to state. In many states, Medicaid reimbursement is patterned after the Medicare program; however, an increasing number of states have established or are establishing payment methodologies intended to provide healthcare services to Medicaid patients through managed care arrangements. In fiscal 2013, approximately 0.5% of the revenues of HMCA’s clients were attributable to Medicaid, as compared to 1.1% in fiscal 2012.

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

With respect to the diagnostic imaging facilities managed by HMCA, the outpatient diagnostic imaging industry is highly competitive. Competition focuses primarily on attracting physician referrals at the local market level and increasing referrals through relationships with managed care organizations, as well as emphasizing to potential referral sources the advantages of Upright® MRI scanning. HMCA believes that principal competitors for the diagnostic imaging centers are hospitals and independent or management company-owned imaging centers. Competitive factors include quality and timeliness of test results, ability to develop and maintain relationships with managed care organizations and referring physicians, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times. HMCA believes that it will be able to effectively meet the competition in the outpatient diagnostic imaging industry with the new Fonar Upright® MRI scanners at its facilities.

FONAR CORPORATION AND SUBSIDIARIES

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

Federal False Claims Act

The federal False Claims Act and, in particular, the False Claims Act’s “qui tam” or “whistleblower” provisions allow a private individual to bring actions in the name of the government alleging that a defendant has made false claims for payment from federal funds. After the individual has initiated the lawsuit the government must decide whether to intervene in the lawsuit and to become the primary prosecutor. If the government declines to join the lawsuit, the individual may choose to pursue the case alone, although the government must be kept apprised of the progress of the lawsuit, and may intervene later. Whether or not the federal government intervenes in the case, it will receive the majority of any recovery.

When an entity is determined to have violated the federal False Claims Act, it must pay three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim and the government’s attorneys’ fees. Liability arises when an entity knowingly submits, or causes someone else to submit, a false claim for reimbursement to the federal government. The False Claims Act defines the term “knowingly” broadly, though simple negligence will not give rise to liability under the False Claims Act. Examples of the other actions which may lead to liability under the False Claims Act:

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

FONAR CORPORATION AND SUBSIDIARIES

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

In fiscal 2013, approximately 7.6% of the revenues of HMCA’s clients were attributable to Medicare and 0.5% were attributable to Medicaid. In fiscal 2012, approximately 8.3% of the revenues of HMCA’s clients were attributable to Medicare and 1.1% were attributable to Medicaid.

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

FONAR CORPORATION AND SUBSIDIARIES

The DRA also codified the reduction in reimbursement for multiple images on contiguous body parts previously announced by CMS, the agency responsible for administering the Medicare program. In November 2005, CMS announced that it would pay 100% of the technical component of the higher priced imaging procedure and 50% of the technical component of each additional imaging procedure for imaging procedures involving contiguous body parts within a family of codes when performed in the same session. CMS had indicated that it would phase in this 50% rate reduction over two years, so that the reduction was 25% for each additional imaging procedure in 2006 and another 25% reduction scheduled for 2007. However, for services furnished on or after July 1, 2010, the PPACA requires the full 50% reduction to be implemented. We believe that the impact of this final 25% reduction will not materially affect our operations.

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

In addition to the federal self-referral law and federal Anti-kickback statute, many States, including those in which HMCA and its clients operate, have their own versions of self-referral and anti-kickback laws. These laws are not limited in their applicability, as are the federal laws, to specific programs. HMCA believes that it and its clients are in compliance with these laws.

Various States prohibit business corporations from practicing medicine. Various States, including New York, also prohibit the sharing of professional fees or fee splitting. Consequently, in New York HMCA leases space and equipment to clients and provides clients with a range of non-medical administrative and managerial services for agreed upon fees. Under Florida law a business entity can bill patients and third party payors directly, and at three of the six facilities in Florida, HMCA’s subsidiaries do so.

HMCA’s clients generate revenue from patients covered by no-fault insurance and workers' compensation programs. For the fiscal year ended June 30, 2013 approximately 37.0% of our clients’ receipts were from patients covered by no-fault insurance and approximately 3.8% of our client’s receipts were from patients covered by workers’ compensation programs. For the fiscal year ended June 30, 2012, approximately 33.8% of HMCA’s clients’ receipts were from patients covered by no-fault insurance and approximately 3.7% of HMCA’s clients’ receipts were from patients covered by workers’ compensation programs. In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA could be required to modify its business practices and services in ways that could be more costly to HMCA or in ways that decrease the revenues which HMCA receives from its clients.

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

HMCA believes that it and its clients are in compliance with applicable Federal, State and local laws. HMCA does not believe that such laws will have any adverse material effect on its business.

EMPLOYEES

As of July 1, 2013, we employed approximately 411 persons on a full-time or part-time basis. Such employees included 53 persons in marketing and sales, 9 in research and development, 15 in production, 29 in customer support services, 5 in information technology, 32 in billing and collection and 24 performing transcription services for the facilities managed or directly operated by HMCA. Of our 411 employees, 222 were stationed at the facilities managed or operated by HMCA.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 2. PROPERTIES

Fonar leases approximately 117,000 square feet of office and plant space at its principal offices in Melville, New York and at one other location in Melville, New York at a current aggregate annual rental rate of $1,292,757, excluding utilities, taxes and other related expenses. The term of one of the leases includes options to renew up through 2016 and the terms of the other leases extend to December 2013. Management believes that the premises will be adequate for its current needs. HMCA already has consolidated its headquarters with those of Fonar as part of Fonar’s cost cutting program. HMCA maintains leased office premises for its clients at the clients’ sites having an aggregate annual rental rate of approximately $2,742,217 under leases having various terms.

ITEM 3. LEGAL PROCEEDINGS

On or about June 30, 2010, one of Fonar’s customers, Golden Triangle Company, commenced an action against Fonar and certain individual defendants employed or formerly employed by Fonar, in the United States District Court for the Eastern District of New York based on the alleged wrongful failure of Fonar to deliver a scanner in Kuwait. The claim alleged various causes of action including breach of contract, fraud, conspiracy to defraud and conversion. Golden Triangle Company v. Fonar Corporation et al, CV10-2933. Plaintiff contracted with Fonar to purchase an MRI scanner, and paid $1,455,500 in advance. The scanner was never delivered, but Plaintiff never designated a site for delivery either. Alleging other damages, fraud and deceptive trade practices, Plaintiff sought up to $5,000,000. Fonar made a motion to dismiss the complaint, the outcome of which left plaintiff with only a cause of action for breach of contract. The claims against the individual officers and employees of Fonar were dismissed. Fonar filed its answer, together with a counterclaim alleging that the plaintiff, by attempting to overcharge the end-customer, had damaged Fonar’s reputation and ability to sell in Kuwait. The case was settled in June, 2013 for $480,000 in cash and 30,000 shares of Fonar’s common stock payable in installments.

Jack Shapiro v. Fonar Corporation, Supreme Court of the State of New York, Nassau County, was commenced by plaintiff in July, 2009 to recover $500,000 based on Fonar’s failure to refund a deposit on an MRI scanner and termination of plaintiff’s sales representative agreement. Plaintiff alleged that the deposit on the machine was in part consideration for the sales representative agreement. Fonar’s view was that the sales agreement and sales representative agreement were separate and (1) Fonar was entitled to keep the deposit on the sale when plaintiff failed to proceed with the transaction and (2) properly terminated the sales representative agreement in accordance with its terms. The case has been settled for $323,000 payable in installments, subject to Fonar obtaining a sale and the customer paying the installments of the purchase price.

FONAR CORPORATION AND SUBSIDIARIES

Matt Malek Madison v. Fonar Corporation, United States District Court, Northern District of California, was commenced by plaintiff on August 27, 2007 to recover a down payment for a scanner in the amount of $300,000, with interest. The plaintiff sought costs of suit and attorney’s fees as well. Fonar answered the complaint and sued the plaintiff for breach of contract in the amount of $450,000. Although down payments are usually expressly non-refundable in Fonar’s quotations and agreements, in this case, the quotation contemplated the sale of four scanners, and provided that the deposit would be refundable with interest, if the customer were unable to find suitable locations in the San Francisco Bay area. The issue was whether the customer made a good faith effort to find locations; Fonar’s position was that the customer did not. The case went to trial before a judge; the parties submitted post-trial briefs, and judgment was awarded to the plaintiff. Fonar appealed the trial court’s decision, but on January 31, 2012, the U.S. Court of Appeals for the 9th Circuit affirmed the lower court’s decision awarding the plaintiff the $300,000 deposit with prejudgment interest from July 1, 2006. Fonar sought to have the Court of Appeals reconsider the decision en banc, (by all or a larger number of the judges on the Circuit Court of Appeals), but this was not granted. Although the case has been concluded, the plaintiff has not taken any steps to collect the judgment.

Bonutti Research v. Fonar Corporation, Health Management Corporation of America, Health Diagnostics, LLC et al, was commenced on December 2, 2011. Bonutti Research filed a patent infringement action in the U.S. District Court for the Eastern District Court of New York, alleging that Fonar’s Upright® MRI scanners infringe plaintiff’s patent which relates to the moving of a patient into the scanner. Fonar believes plaintiff’s claims are without merit and further, that the patent is invalid. The parties are engaged in jurisdictional discovery to determine whether the plaintiff owned the patent claimed to have been infringed at the time of the commencement of the lawsuit. Discovery on the merits has been stayed pending the outcome of the jurisdictional discovery. The parties, are engaged in serious settlement negotiations. No specified amount of damages was specified in the complaint. The patent has expired and as a result, only past damages are at issue.

Bolt MRI Technologies v. Fonar Corporation, Health Management Corporation of America & Health Diagnostics, LLC, was commenced on July 22, 2013, when Bolt MRI Technologies filed an action against Fonar Corporation, Health Management Corporation of America and Health Diagnostics, LLC alleging infringement of the same patent which is the subject of the Bonutti case. Bolt alleges that the patent was assigned to Bolt on or about June 8, 2012. The parties have been negotiating to settle the case in conjunction with the settlement of the Bonutti case.

ITEM 4. MINE SAFETY DISCLOSURES. Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded in the Nasdaq SmallCap market under the National Association of Securities Dealers Automated Quotation System, also referred to as "NASDAQ", symbol FONR. The following table sets forth the high and low trades reported in NASDAQ System for the periods shown.

FONAR CORPORATION AND SUBSIDIARIES

Fiscal Quarter				High	Low
January	—	March	2011	$2.57	$1.25
April	—	June	2011	$3.20	$1.65
July	—	September	2011	$2.70	$1.63
October	—	December	2011	$2.16	$1.36
January	—	March	2012	$2.89	$1.68
April	—	June	2012	$6.80	$2.68
July	—	September	2012	$4.12	$3.02
January	—	March	2013	$7.44	$4.42
April	—	June	2013	$7.94	$5.67
July	—	September 5	2013	$6.70	$5.12

On September 5, 2013, we had approximately 2,099 stockholders of record of our Common Stock, 11 stockholders of record of our Class B Common Stock, 3 stockholders of record of our Class C Common Stock and 1,473 stockholders of record of our Class A Non-voting Preferred Stock.

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

ITEM 6. SELECTED FINANCIAL DATA. Not Required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

INTRODUCTION.

Fonar was formed in 1978 to engage in the business of designing, manufacturing and selling MRI scanners. In 1997, we formed a wholly-owned subsidiary, Health Management Corporation of America, also referred to as HMCA and formerly known as U.S. Health Management Corporation, in order to expand into the physician and diagnostic management services business. HMCA currently provides its services exclusively to diagnostic imaging facilities.

Fonar's principal MRI products are its Stand-Up®/Upright® MRI and Fonar 360™ MRI scanners. The Stand-Up® MRI allows patients to be scanned for the first time under weight-bearing conditions. The Stand-Up® MRI is the only MRI capable of producing images in the weight-bearing state.

FONAR CORPORATION AND SUBSIDIARIES

At 0.6 Tesla field strength, the Upright® MRI and Fonar 360™ magnets are among the highest field open MRI scanners in the industry, offering non-claustrophobic MRI together with high-field image quality. Fonar’s open MRI scanners were the first high field strength open MRI scanners in the industry.

HMCA commenced operations in July, 1997 and generates revenues from providing comprehensive management services, including development, administration, accounting, billing and collection services, together with office space, medical equipment, supplies and non-medical personnel to its clients. Revenues are in the form of fees which are earned under contracts with HMCA’s clients except for three Florida subsidiaries which bill and collect fees from patients, insurers and other third party payors directly.

For the fiscal years ended June 30, 2013 and June 30, 2012, 23.0% and 32.2%, respectively, of HMCA’s revenues were derived from contracts with facilities owned by Dr. Raymond V. Damadian, the President of Fonar and HMCA, and principal stockholder of Fonar. The agreements with these MRI facilities are for one-year terms which renew automatically on an annual basis, unless terminated. The fees for these sites, which are located in Florida, are flat monthly fees.

Industry Updates

For services for which Medicare is billed directly, the sites are paid under the Medicare Physician Fee Schedule, which is updated on an annual basis. Under the Medicare statutory formula, payments under the Physician Fee Schedule would have decreased for the past several years if Congress failed to intervene.

Many private payors use the Medicare Physician Fee Schedule to determine their own reimbursement rates.

While Congress has repeatedly intervened to mitigate the negative reimbursement impact associated with the formula, there is no guarantee that Congress will continue to do so in the future. Moreover, the existing methodology may result in significant yearly fluctuations in the Medicare Physician Fee Schedule amounts, which may be unrelated to changes in the actual costs of providing physician services.

The 2013 Medicare Physician Fee Schedule expanded a reduction in reimbursement for multiple images on contiguous body parts to new services, namely diagnostic cardiovascular services and ophthalmology services. Medicare has a longstanding policy to reduce payment by 50% for the second and subsequent procedures furnished to the same beneficiary by a single physician or physicians in the same group practice on the same day.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based on our consolidated financial statements that were prepared in accordance with U.S. generally accepted accounting principles, or GAAP.  Management makes estimates and assumptions when preparing financial statements.  These estimates and assumptions affect various matters, including:

·	our reported amounts of assets and liabilities in our consolidated balance sheets at the dates of the financial statements
38

FONAR CORPORATION AND SUBSIDIARIES

·	our disclosure of contingent assets and liabilities at the dates of the financial statements; and

·	our reported amounts of net revenue and expenses in our consolidated statements of operations during the reporting periods

These estimates involve judgments with respect to numerous factors that are difficult to predict and are beyond management’s control.  As a result, actual amounts could differ materially from these estimates.

The Securities and Exchange Commission defines critical accounting estimates as those that are both most important to the portrayal of a company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. In the notes to our consolidated financial statements, we discuss our significant accounting policies.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We recognize revenue and related costs of revenue from sales contracts for our MRI scanners under the percentage-of-completion method. Under this method, we recognize revenue and related costs of revenue, as each sub-assembly is completed. Amounts received in advance of our commencement of production are recorded as customer advances.

We evaluate the realizability of the net deferred tax assets and assess the valuation allowance periodically.  If future taxable income or other factors are not consistent with our expectations, an adjustment to our allowance for net deferred tax assets may be required.  For net deferred tax assets we consider estimates of future taxable income, including tax planning strategies, in determining whether our net deferred tax assets are more likely than not to be realized.

In 2013 we recorded a valuation allowance resulting in a deferred tax asset of $2,473,892. As of June 30, 2012, we had recorded a valuation allowance which reduced our deferred tax assets to equal our deferred tax liability.

We depreciate our long-lived assets over their estimated economic useful lives with the exception of leasehold improvements where we use the shorter of the assets useful lives or the lease term of the facility for which these assets are associated.

The Company provides for medical receivables that could become uncollectible by establishing an allowance for doubtful accounts in order to adjust medical receivables to estimated net realizable value. In evaluating the collectability of medical receivables, the Company considers a number of factors, including the age of the account, historical collection experiences, payor type, current economic conditions and other relevant factors. There are various factors that impact collection trends, such as payor mix, changes in the economy, increase burden on copayments to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the estimation process.

FONAR CORPORATION AND SUBSIDIARIES

We amortize our intangible assets, including patents, purchased management agreements and capitalized software development costs, over the shorter of the contractual/legal life or the estimated economic life. Our amortization life for patents and capitalized software development costs is 15 to 17 years and 5 years, respectively. Our amortization of the non-competition agreements entered into with certain individuals in connection with the HDM transaction are depreciated over seven years, and customer relationships are amortized over 20 years.

Goodwill is recorded as a result of business combinations. Management evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair value of a reporting unit is estimated using a combination of the income or discounted cash flows approach and the market approach, which uses comparable market data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Based on our test for goodwill impairment, we noted no impairment related to goodwill. However, if estimates or the related assumptions change in the future, we may be required to record impairment charges to reduce the carrying amount of goodwill.

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

RESULTS OF OPERATIONS. FISCAL 2013 COMPARED TO FISCAL 2012

In fiscal 2013, we recognized net income of $10.3 million on revenues of $49.1 million, as compared to net income of $6.9 million on revenues of $39.4 million for fiscal 2012. This represents an increase in revenues of 24.6%. Increased management fees were the principal factor accounting for the increased revenues of the Company. Unrelated party management fees increased by 41.6%. Total costs and expenses increased by 29.1%. Our consolidated operating results improved by $300,000 to an operating income of $7.5 million for fiscal 2013 as compared to an operating income of $7.2 million for fiscal 2012.

Discussion of Operating Results of Medical Equipment Segment

Fiscal 2013 Compared to Fiscal 2012

Revenues attributable to our medical equipment segment decreased by 20.4% to $14.9 million in fiscal 2013 from $18.7 million in fiscal 2012, with product sales revenues decreasing by 43.1% from $6.9 million in fiscal 2012 to $3.9 million in fiscal 2013. Service revenue decreased from $11.8 million in fiscal 2012 to $11.0 million in fiscal 2013.

The Upright® MRI is unique in that it permits MRI scans to be performed on patients upright in the weight-bearing state and in multiple positions that correlate with symptoms.

Product sales to unrelated parties decreased by 43.1% in fiscal 2013 from $6.9 million in fiscal 2012 to $3.9 million in fiscal 2013. There were no product sales to related parties in fiscal 2013 or 2012.

FONAR CORPORATION AND SUBSIDIARIES

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

The operating results for the medical equipment segment decreased from income of $2.7 million in fiscal 2012 to income of $140,000 in fiscal 2013. This decrease is attributable most significantly to a decrease in our product sales.

We recognized revenues of $3.2 million from the sale of our Upright® MRI scanners in fiscal 2013, while in fiscal 2012, we recognized revenues of $6.3 million from the sale of Upright® MRI scanners.

Research and development expenses, net of capitalized costs, increased by 15.8% to $1.4 million in fiscal 2013 as compared to $1.2 million in fiscal 2012. Our expenses for fiscal 2013 represented continued research and development of Fonar’s scanners, Fonar’s new hardware and software product, Sympulse® and new surface coils to be used with the Upright® MRI scanner.

Discussion of Operating Results of Physician and Diagnostic Services Management Segment.

Fiscal 2013 Compared to Fiscal 2012

Revenues attributable to the Company's physician and diagnostic services management segment, HMCA, increased by 65.2% to $34.3 million in fiscal 2013 from $20.7 million in fiscal 2012. The increase in revenues was primarily due to the 14 additional scanning facilities acquired in the HDM transaction, which resulted in the recognition of $12.2 million in revenues from HDM, including $4.9 million of fees (net of contractual allowances and discounts less provision for bad debts) from patient and third party payors recognized by four of the facilities in Florida.

Cost of revenues as a percentage of the related revenues for our physician and diagnostic services management segment increased from $12.3 million or 59.4% of related revenues for the year ended June 30, 2012 to $19.2 million, or 56.1% of related revenue for the year ended June 30, 2013.

Operating results of this segment increased from operating income of $4.5 million in fiscal 2012 to operating income of $7.4 million in fiscal 2013. We believe that the 14 additional facilities managed by HDM and our efforts to expand and improve the operation of our physician and diagnostic services management segment are directly responsible for the profitability of this segment and our company as a whole.

Discussion of Certain Consolidated Results of Operations

Fiscal 2013 Compared to Fiscal 2012

Interest and investment income decreased in 2013 compared to 2012. We recognized interest income of $217,598 in 2013 as compared to $243,254 in fiscal 2012, representing a decrease of 10.5%.

FONAR CORPORATION AND SUBSIDIARIES

Interest expense of $500,362 was recognized in fiscal 2013, as compared to $478,663 in fiscal 2012, representing a increase of 4.5%.

While revenue increased by 24.6%, selling, general and administrative expenses increased by 42.9% to $12.5 million in fiscal 2013 from $8.7 million in fiscal 2012.

The compensatory element of stock issuances increased from approximately $180,000 in fiscal 2012 to $415,021 in fiscal 2013, reflecting an increase in Fonar’s use of its stock bonus plans to pay employees and others.

The higher provision for bad debts of $1.5 million in fiscal 2013 as compared to $1.1 million in fiscal 2012, reflected an increase in reserves for certain indebtedness in fiscal 2013 by our physician and diagnostic services management segment. In addition, in fiscal 2013, the Company recorded a provision for bad debts for patient fee revenue of $2.6 million for the four MRI facilities in Florida which bill patients and third party payors directly. The three Florida sites managed by HMCA jointly and severally guaranteed the payment of their management fees to HMCA, further securing HMCA’s management fee receivables.

Revenue from service and repair fees decreased from $11.8 million in fiscal 2012 to $11.0 million in fiscal 2013.

Continuing our tradition as the originator of MRI, we remain committed to maintaining our position as the leading innovator of the industry through investing in research and development. In fiscal 2013 we continued our investment in the development of our new MRI scanners, together with software and upgrades, with an investment of $1,438,560 in research and development, none of which was capitalized, as compared to $1,242,656, none of which was capitalized, in fiscal 2012. The research and development expenditures were approximately 9.7% of revenues attributable to our medical equipment segment and 2.9% of total revenues in 2013, and 6.6% of medical equipment segment revenues and 3.2% of total revenues in fiscal 2012. This represented a 15.7% increase in research and development expenditures in fiscal 2013 as compared to fiscal 2012.

The physician and diagnostic services management segment, HMCA, revenues increased, from $20.7 in fiscal 2012 to $34.3 million in fiscal 2013. This is primarily attributable to increased revenue resulting from the HDM acquisition.

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

FONAR CORPORATION AND SUBSIDIARIES

Certain third-party payors have proposed and implemented changes in the methods and rates of reimbursement that have had the effect of substantially decreasing reimbursement for diagnostic imaging services that HMCA’s clients provide. To the extent reimbursement from third-party payors is reduced, it will likely have an adverse impact on the rates they pay us, as they would need to reduce the management fees they pay HMCA to offset such decreased reimbursement rates. Furthermore, many commercial health care insurance arrangements are changing, so that individuals bear greater financial responsibility through high deductible plans, co-insurance and higher co-payments, which may result in patients delaying or foregoing medical procedures. We expect that any further changes to the rates or methods of reimbursement for services, which reduce the reimbursement per scan of our clients may partially offset the increases in scan volume we are working to achieve for our clients, and indirectly will result in a decline in our revenues.

On March 23, 2010, President Obama signed into law healthcare reform legislation in the form of the Patient Protection and Affordable Care Act, or PPACA. The implementation of this law will likely have a profound impact on the healthcare industry, most of which will go into effect in fiscal 2014 and thereafter. Healthcare cost containment, reductions of Medicare and other payments, and increased regulation will present additional challenges for healthcare providers. We are unable to predict the full impact of PPACA at this time, but anticipate the possibility that it may reduce the profitability of both our medical equipment segment and physician and diagnostic services management segment. In addition there are also political uncertainties which may result in the repeal or modification of PPACA or the adoption of alternative medical cost containment and insurance requirements.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities decreased by 34.6% from $12.0 million at June 30, 2012 to $7.9 million at June 30, 2013.

Cash provided by operating activities for fiscal 2013 approximated $7.5 million. Cash provided by operating activities was attributable to the net income of $10.3 million, which was offset by the deferred income tax benefit of $2.5 million and the increase in accounts, medical and management fee receivables of $3.7 million.

Cash used in investing activities for fiscal 2013 approximated $41.0 million. The use of cash from investing activities was the cost of the HDM acquisition of $40.0 million, purchases of property and equipment of $1.1 million, and costs of patents of $160,000.

FONAR CORPORATION AND SUBSIDIARIES

Cash provided by financing activities for fiscal 2013 approximated $29.6 million. The principal sources of cash in financing activities consisted of proceeds from non-controlling interests of $19.8 million and the proceeds from loans of $14.7 million; uses of cash included the repayment of loans and capital lease obligations of $1.8 million, distributions to non-controlling interests of $1.8 million and a redemption of non-controlling interests of $1.4 million.

Total liabilities increased by 56.9% during fiscal 2013, from approximately $22.5 million at June 30, 2012 to approximately $35.4 million at June 30, 2013.

As at June 30, 2013, our obligations included approximately $5.2 million in various state sales taxes, inclusive of penalties and interest. The Company will attempt to obtain a reduction of penalties in negotiating final settlements.

At June 30, 2013, we had working capital of approximately $16.7 million as compared to working capital of $4.8 million at June 30, 2012, and stockholders’ equity of $37.8 million at June 30, 2013 as compared to stockholders’ equity of $11.1 million at June 30, 2012. For the year ended June 30, 2013, we realized a net income of $10.3 million.

Our principal sources of liquidity has been derived from investments, revenues and the proceeds of loans obtained in connection with the HDM acquisition.

Our business plan includes an program for manufacturing and selling our Upright® MRI scanners. In addition, we are enhancing our revenue by participating in the physician and diagnostic services management business through our subsidiary, HMCA and have upgraded the facilities which it manages, most significantly by the replacement of the original MRI scanners with new Upright® MRI scanners. Presently, 23 of the 25 MRI facilities managed by HMCA, are equipped with Upright® MRI scanners. We have also intensified our marketing activities through the hiring of additional marketers for HMCA’s clients.

Our business plan also calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from our installed base of scanners were $11.8 million for the year ended June 30, 2012 and $11.0 million for the year ended June 30, 2013.

In order to reduce our net losses and demands on our cash and other liquid reserves, we have an aggressive program of cost cutting. These measures included consolidating HMCA’s office space with Fonar’s office space, reductions in the size of our workforce, compensation and benefits, as well as across the board reduction of expenses. The cost reductions were intended to enable us to withstand periods of low volumes of MRI scanner sales, by keeping expenditures at levels which, if necessary, can be supported by service revenues and HMCA revenues. We are also seeking equity and debt financing and have been engaged in discussions with several possible sources.

FONAR CORPORATION AND SUBSIDIARIES

In order to promote sales, we are continuing to focus on marketing campaigns to strengthen the demand for our products and services. Management anticipates that Fonar’s capital resources will continue to improve if Fonar’s products gain wider market recognition and acceptance resulting in both increased product sales by Fonar and increased scan volumes at sites managed by HMCA. If we are not successful with our marketing efforts, we will experience a shortfall in cash, and it will be necessary to reduce operating expenses or obtain funds through equity or debt financing in sufficient amounts to avoid the need to curtail our operations subsequent to June 30, 2014. Current economic credit conditions have contributed to a slowing business environment. Given such liquidity and credit constraints in the markets, the business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known. However, there can be no assurance that we would be able to secure additional funds if needed and that if such funds were available, whether the terms or conditions would be acceptable to us. In such case, the reduction in operating expenses might need to be substantial in order for us to generate positive cash flow to sustain our operations.

If we are unable to meet expenditures with revenues or financing then it will be necessary to reduce expenses further, or seek other sources of funds through the issuance of debt or equity financing in order to conduct operations as now conducted subsequent to fiscal 2014.

Capital expenditures for fiscal 2013 approximated $1.3 million. Capitalized patent costs were approximately $160,000. Purchases of property and equipment were approximately $1.1 million.

Fonar has not committed to making capital expenditures in the 2014 fiscal year except for a new diagnostic center which opened in Nassau County, New York in August 2013.

The Company believes that its business plan has been responsible for the past two consecutive fiscal years of profitability (fiscal 2013 and fiscal 2012) and that its capital resources will be adequate to support operations at current levels through June 30, 2014. In fiscal 2010 and prior years, however, the Company also experienced losses and periods of working capital deficits. The future effects on our business of healthcare reform legislation, the Deficit Reduction Act, the tax on sales of medical equipment and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET

RISK

The Company does not have any investments in marketable securities, foreign currencies, mutual funds, certificates of deposit or other fixed rate instruments. All of our funds are in cash accounts or money market accounts which are liquid.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

See Note 10 to the consolidated Financial Statements for information on long-term debt.

FONAR CORPORATION AND SUBSIDIARIES

 ITEM 8.

FINANCIAL STATEMENT

46

.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of FONAR Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FONAR Corporation and Subsidiaries, as of June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, New York

October 15, 2013

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2013	2012
Current Assets:
Cash and cash equivalents	$7,870,727	$12,032,015
Accounts receivable – net of allowances for doubtful accounts of $257,362 and $1,852,987 at June 30, 2013 and 2012, respectively	4,443,595	5,094,687
Medical receivable –net of allowances for doubtful accounts of $2,584,669 and $0 at June 30, 2013 and 2012, respectively	8,126,476	—
Management and other fees receivable – net of allowances for doubtful accounts of $9,095,320 and $7,458,345 at June 30, 2013 and 2012, respectively	11,465,913	3,781,635
Management and other fees receivable – related medical practices – net of allowances for doubtful accounts of $403,047 at June 30, 2013 and 2012	2,381,664	1,311,195
Costs and estimated earnings in excess of billings on uncompleted contracts	445,742	1,128,596
Inventories	2,077,088	2,194,949
Prepaid expenses and other current assets	1,054,551	341,878
Total Current Assets	37,865,756	25,884,955

Deferred income tax asset	2,935,750	—
Property and Equipment – net	17,524,494	3,173,447
Goodwill	1,767,098	—
Other Intangible Assets – net	11,904,248	3,835,179
Other Assets	1,153,304	741,421
Total Assets	$73,150,650	$33,635,002

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES

	June 30,
	2013	2012
Current Liabilities:
Current portion of long-term debt and capital leases	$2,885,769	$1,853,623
Accounts payable	2,752,479	2,076,846
Other current liabilities	8,494,361	7,693,241
Unearned revenue on service contracts	4,965,415	5,474,614
Customer advances	1,857,870	3,881,284
Billings in excess of costs and estimated earnings on uncompleted contracts	142,217	—
Income tax payable	19,501	100,000
Total Current Liabilities	21,117,612	21,079,608
Long-Term Liabilities:
Deferred income tax liability	461,858	—
Due to related medical practices	230,626	228,741
Long-term debt and capital leases, less current portion	12,887,005	777,274
Other liabilities	654,273	448,314
Total Long-Term Liabilities	14,233,762	1,454,329
Total Liabilities	35,351,374	22,533,937

Commitments, Contingencies and Other Matters

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

STOCKHOLDERS' EQUITY

	June 30,
	2013	2012
Stockholders' Equity:
Class A non-voting preferred stock $.0001 par value; 453,000 shares authorized at June 30, 2013 and 2012, 313,438 issued and outstanding at June 30, 2013 and 2012	$31	$31
Preferred stock $.001 par value; 567,000 shares authorized at June 30, 2013 and 2012, issued and outstanding – none	—	—
Common stock $.0001 par value; 8,500,000 shares authorized at June 30, 2013 and 2012, 5,980,775 and 5,912,905 issued at June 30, 2013 and 2012, respectively; 5,969,132 and 5,901,262 outstanding at June 30, 2013 and 2012, respectively	597	590
Class B common stock (10 votes per share) $.0001 par value; 227,000 shares authorized at June 30, 2013 and 2012, 146 and 158 issued and outstanding at June 30, 2013 and 2012	—	—
Class C common stock (25 votes per share) $.0001 par value; 567,000 shares authorized at June 30, 2013 and 2012, 382,513 issued and outstanding at June 30, 2013 and 2012	38	38
Paid-in capital in excess of par value	174,499,021	174,084,007
Accumulated deficit	(159,655,416)	(168,333,958)
Notes receivable from employee stockholders	(54,820)	(70,813)
Treasury stock, at cost – 11,643 shares of common stock at June 30, 2013 and 2012	(675,390)	(675,390)
Total Fonar Corporation’s Stockholders’ Equity	14,114,061	5,004,505
Noncontrolling interests	23,685,215	6,096,560
Total Stockholders' Equity	37,799,276	11,101,065
Total Liabilities and Stockholders' Equity	$73,150,650	$33,635,002

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended June 30,
	2013	2012
Revenues
Product sales – net	$3,939,140	$6,922,465
Service and repair fees – net	10,841,935	11,674,541
Service and repair fees – related parties – net	110,000	110,000
Patient fee revenue, net of contractual allowances and discounts	7,481,865	—
Provision for bad debts for patient fee	(2,584,669)	—
Management and other fees - net	21,493,599	14,060,275
Management and other fees – related medical practices – net	7,859,944	6,677,138
Total Revenues – net	49,141,814	39,444,419
Costs and Expenses
Costs related to product sales	3,656,635	5,387,923
Costs related to service and repair fees	3,213,420	3,453,116
Costs related to service and repair fees – related parties	32,603	32,536
Costs related to patient fee revenue	2,704,758	—
Costs related to management and other fees	12,998,243	8,733,823
Costs related to management and other fees – related medical practices	3,515,706	3,588,282
Research and development	1,438,560	1,242,656
Selling, general and administrative, inclusive of compensatory element of stock issuances of $415,021 and $180,418 for the years ended June 30, 2013 and 2012, respectively	12,501,621	8,749,090
Provision for bad debts	1,544,521	1,050,442
Total Costs and Expenses	41,606,067	32,237,868
Income from Operations	7,535,747	7,206,551
Other Income and (Expenses):
Interest expense	(500,362)	(478,663)
Investment income	217,598	243,254
Other income – net	725,488	45,056
Income before benefit (provision) for income taxes and noncontrolling interests	7,978,471	7,016,198
Benefit (Provision) for Income Taxes	2,277,891	(141,125)
Net Income	10,256,362	6,875,073
Net Income – Noncontrolling Interests	(1,577,820)	(1,098,592)
Net Income – Controlling Interests	$8,678,542	$5,776,481

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

	For the Years Ended June 30,
	2013	2012
Net Income Available to Common Stockholders	$8,107,367	$5,392,212
Net Income Available to Class A Non-Voting Preferred Stockholders	$425,708	$286,406
Net Income Available to Class C Common Stockholders	$145,467	$97,863
Basic Net Income Per Common Share Available to Common Stockholders	$1.37	$0.93
Diluted Net Income Per Common Share Available to Common Stockholders	$1.34	$0.91
Basic and Diluted Income Per Share – Common C	$0.38	$0.26
Weighted Average Basic Shares Outstanding – Common Stockholder	5,933,318	5,778,695
Weighted Average Diluted Shares Outstanding – Common Stockholder	6,060,822	5,906,199
Weighted Average Basic Shares Outstanding – Class C Common	382,513	382,513
Weighted Average Diluted Shares Outstanding – Class C Common	382,513	382,513

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED JUNE 30, 2013 AND 2012

	Common	Stock	Paid-in Capital in Excess of
	Shares	Amount	Par Value
Balance - June 30, 2011	5,624,928	$562	$173,476,059
Net income	—	—	—
Stock issued to employees under stock bonus plans	58,334	6	180,412
Issuance of stock for goods and services	218,000	22	427,536
Payments on notes receivable from employee stockholders	—	—	—
Redemption of noncontrolling interests	—	—	—
Distributions to noncontrolling interests	—	—	—
Sale to noncontrolling interest	—	—	—
Proceeds from noncontrolling interest	—	—	—
Balance - June 30, 2012	5,901,262	$590	$174,084,007
Net income	—	—	—
Stock issued to employees under stock bonus plans	67,870	7	415,014
Payments on notes receivable from employee stockholders	—	—	—
Buyout of noncontrolling interests	—	—	—
Redemption of noncontrolling interests	—	—	—
Distributions to noncontrolling interests	—	—	—
Proceeds from noncontrolling interest	—	—	—
Balance - June 30, 2013	5,969,132	$597	$174,499,021

 See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED JUNE 30, 2013 AND 2012

	Treasury Stock	Notes Receivable From Employee Stockholders	Accumulated Deficit
Balance - June 30, 2011	$(675,390)	$(115,305)	$(174,110,439)
Net income	—	—	5,776,481
Stock issued to employees under stock bonus plans	—	—	—
Issuance of stock for goods and services	—	—	—
Payments on notes receivable from employee stockholders	—	44,492	—
Redemption of noncontrolling interests	—	—	—
Distributions to noncontrolling interests	—	—	—
Sale to noncontrolling interest	—	—	—
Proceeds from noncontrolling interests	—	—	—
Balance - June 30, 2012	$(675,390)	$(70,813)	$(168,333,958)
Net income	—	—	8,678,542
Stock issued to employees under stock bonus plans	—	—	—
Payments on notes receivable from employee stockholders	—	15,993	—
Buyout of noncontrolling interests	—	—	—
Redemption of noncontrolling interests	—	—	—
Distributions to noncontrolling interests	—	—	—
Proceeds from noncontrolling interests	—	—	—
Balance – June 30, 2013	$(675,390)	$(54,820)	$(159,655,416)

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2013 AND 2012

	Noncontrolling Interests	Total
Balance - June 30, 2011	$7,306,437	$5,881,993
Net income	1,098,592	6,875,073
Stock issued to employees under stock bonus plans	—	180,418
Issuance of stock for goods and services	—	427,558
Payments on notes receivable from employee stockholders	—	44,492
Redemption of noncontrolling interests	(1,200,000)	(1,200,000)
Distributions to noncontrolling interests	(1,135,000)	(1,135,000)
Sale to noncontrolling interest	10,500	10,500
Proceeds from noncontrolling interest	16,031	16,031
Balance - June 30, 2012	$6,096,560	$11,101,065
Net income	1,577,820	10,256,362
Stock issued to employees under stock bonus plans	—	415,021
Payments on notes receivable from employee stockholders	—	15,993
Buyout of noncontrolling interests	(564,315)	(564,315)
Redemption of noncontrolling interests	(1,424,900)	(1,424,900)
Distributions to noncontrolling interests	(1,799,950)	(1,799,950)
Proceeds from noncontrolling interests	19,800,000	19,800,000
Balance – June 30, 2013	$23,685,215	$37,799,276

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES	2013	2012
Net income	$10,256,362	$6,875,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,421,177	2,230,250
Abandoned patents written off	66,619	76,231
Provision for bad debts	1,544,521	1,050,442
Deferred income tax benefit - net	(2,473,892)	—
Gain on sale of equipment	(557,473)	—
Gain on litigation settlement	(755,500)	—
Impairment on management agreement	357,500	—
Compensatory element of stock issuances	415,021	180,418
Stock issued for costs and expenses	—	427,558
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivables	(3,717,440)	(996,720)
Notes receivable	120,976	80,845
Costs and estimated earnings in excess of billings on uncompleted contracts	682,854	(959,153)
Inventories	117,861	205,291
Prepaid expenses and other current assets	(698,284)	174,754
Other assets	(204,037)	108,054
Increase (decrease) in operating liabilities, net:
Accounts payable	628,033	(164,669)
Other current liabilities	(414,402)	(830,644)
Customer advances	(567,914)	(964,510)
Billings in excess of costs and estimated earnings on uncompleted contracts	142,217	(4,045)
Other liabilities	253,559	(101,304)
Due to related medical practices	1,885	474
Income tax payable	(80,499)	25,000
NET CASH PROVIDED BY OPERATING ACTIVITIES	7,539,144	7,413,345

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
CASH FLOWS FROM INVESTING ACTIVITIES	2013	2012
Purchases of property and equipment	$(1,135,382)	$(1,081,209)
Cost of acquisition	(40,000,000)	—
Cost of patents	(159,907)	(146,163)
NET CASH USED IN INVESTING ACTIVITIES	(41,295,289)	(1,227,372)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	14,689,646	246,000
Proceeds from sale of equipment	700,000	—
Repayment of borrowings and capital lease obligations	(1,821,617)	(1,387,225)
Repayment of notes receivable from employee stockholders	15,993	44,492
Distributions to noncontrolling interests	(1,799,950)	(1,135,000)
Redemption of noncontrolling interests	(1,424,900)	(1,200,000)
Buyout of noncontrolling interests	(564,315)	—
Proceeds from noncontrolling interest	19,800,000	16,031
Sale to noncontrolling interest	—	10,500
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	29,594,857	(3,405,202)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,161,288)	2,780,771
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	12,032,015	9,251,244
CASH AND CASH EQUIVALENTS – END OF YEAR	$7,870,727	$12,032,015

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 1 - DESCRIPTION OF BUSINESS, LIQUIDITY AND CAPITAL RESOURCES

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

On March 5, 2013, the Company acquired a majority interest in a newly formed limited liability company, Health Diagnostics Management LLC (HDM), a business managing 12 Stand-Up MRI centers and 2 other scanning centers located in Florida and New York for a total cost of $40 million. HDM has a perpetual existence. See Note 9.

During May 2011, HMCA contributed all of its assets together with its liabilities to a newly formed limited liability company, Imperial Management Services, LLC (“Imperial”), which has a perpetual existence. As of June 30, 2013, Imperial manages 11 diagnostic imaging facilities located in states of New York and Florida.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships. The operating activities of subsidiaries are included in the accompanying consolidated statements from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The most significant estimates relate to receivable allowances, intangible assets, income taxes and related tax asset valuation allowances, useful lives of property and equipment, contingencies, revenue recognition and the assessment of litigation. In addition, healthcare industry reforms and reimbursement practices will continue to impact the Company's operations and the determination of contractual and other allowance estimates. Actual results could differ from those estimates.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories consist of purchased parts, components and supplies, as well as work-in-process, and are stated at the lower of cost, determined on the first-in, first-out method, or market.

Property and Equipment

Property and equipment procured in the normal course of business is stated at cost. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is being depreciated for financial accounting purposes using the straight-line method over their estimated useful lives. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Maintenance and repair expenses totaled approximately $598,000 and $371,000 for the years ended June 30, 2013 and 2012, respectively. The estimated useful lives in years are generally as follows:

Diagnostic equipment under capital lease	2.5
Diagnostic equipment	5–13
Research, development and demonstration equipment	3-7
Machinery and equipment	2-7
Furniture and fixtures	3-9
Leasehold improvements	2–10
Building	27.5

Long-Lived Assets

The Company periodically assesses the recoverability of long-lived assets, including property and equipment and intangibles, other than goodwill, when there are indications of potential impairment, based on estimates of undiscounted future cash flows. The amount of impairment is calculated by comparing anticipated discounted future cash flows with the carrying value of the related asset. In performing this analysis, management considers such factors as current results, trends, and future prospects, in addition to other economic factors.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

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

3) Management Agreement

The management agreement was being amortized on the straight line basis over the length of the agreement (15 years). For the year ended June 30, 2013, the Company recorded an impairment of $357,500 as a result of the closing of a scanning center in New York.

4) Non-Competition Agreements

 The non-competition agreements are being amortized on the straight line basis over the length of the agreement (7 years).

5) Customer Relationships

Amortization is calculated on the straight line basis over 20 years.

Goodwill

Generally accepted accounting principles in the United States require the Company to perform a goodwill impairment test annually and more frequently when negative conditions or a triggering event arises. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered potentially impaired and a second step is performed to measure the amount of impairment loss, if any.

Acquired assets and assumed liabilities

Pursuant to ASC No. 805-10-25, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, but during the allowed measurement period not to exceed one year from the acquisition date, the company retrospectively adjusts the provisional amounts recognized at the acquisition date by means of adjusting the amount recognized for goodwill.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

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

Revenue under management contracts is recognized based upon contractual agreements for management services rendered by the Company primarily under various long-term agreements with various medical providers (the "PCs"). As of June 30, 2013, the Company has twenty management agreements of which three are with PC’s owned by Raymond V. Damadian, M.D., President and Chairman of the Board of FONAR (“the Related medical practices”) and seventeen are with PC’s, which are all located in the state of New York (“the New York PC’s”), owned by two unrelated radiologists. The contractual fees for services rendered to the PCs consists of fixed monthly fees per diagnostic imaging facility ranging from approximately $35,000 to $241,000. All fees are re-negotiable at the anniversary of the agreements and each year thereafter. Revenue under lease contracts is recognized based upon contractual agreements for the leasing of medical equipment primarily under long term contracts to various unrelated PC’s. The lease fees for the medical equipment consist of fixed monthly fees ranging from $2,000 to $19,000. All fees are re-negotiable at the anniversary of the agreements and each year thereafter.

Patient fee revenue, net of contractual allowance and discounts, consist of net patient fees received from insurance companies, third party payors (including federal and state agencies under Medicare and Medicaid programs), hospitals and patients themselves based mainly upon established contractual billing rates, less allowances for contractual adjustments and discounts. Patient fee revenue is recorded in the period in which services are provided.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company’s patient fee revenue, net of contractual allowances and discounts less the provision for bad debts for the years ended June 30, 2013 and 2012 are summarized in the following table.

	For the Year Ended June 30,
	2013	2012
Commercial Insurance/ Managed Care	$1,360,536	$—
Medicare/Medicaid	541,602	—
Workers' Compensation/Personal Injury	3,597,416	—
Other	1,982,311	—
Patient Fee Revenue, net of contractual allowances and discounts	7,481,865	—
Provision for Bad Debts	(2,584,669)	—
Net Patient Fee for Revenue	$4,897,196	$—

Allowance for Doubtful Accounts – Patient Fee

The Company provides for medical receivables that could become uncollectible by establishing an allowance for doubtful accounts in order to adjust medical receivables to estimated net realizable value. In evaluating the collectability of medical receivables, the Company considers a number of factors, including the age of the account, historical collection experiences, payor type, current economic conditions and other relevant factors. There are various factors that impact collection trends, such as payor mix, changes in the economy, increase burden on copayments to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the estimation process.

Research and Development Costs

Research and development costs are charged to expense as incurred. The costs of materials and equipment that are acquired or constructed for research and development activities, and have alternative future uses (either in research and development, marketing or production), are classified as property and equipment and depreciated over their estimated useful lives.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense approximated $835,000 and $715,000 for the years ended June 30, 2013 and 2012, respectively.

Shipping Costs

The Company’s shipping and handling costs are included in revenue from product sales and the related expense included in costs related to product sales is $5,838 and $26,425 for the years ended June 30, 2013 and 2012, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class Method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the years ended June 30, 2013 and June 30, 2012.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For both the year ended June 30, 2013 and June 30, 2012, diluted EPS for common shareholders includes 127,504 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	June 30, 2013			June 30, 2012
Basic	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator:
Net income Available to common stockholders	$8,678,542	$8,107,367	$145,467	$5,776,481	$5,392,212	$97,863
Denominator:
Weighted average shares outstanding	5,933,318	5,933,318	382,513	5,778,695	5,778,695	382,513
Basic income per common share	$1.46	$1.37	$0.38	$1.00	$0.93	$0.26
Diluted
Denominator:
Weighted average shares outstanding		5,933,318	382,513		5,778,695	382,513
Class C Common Stock		127,504	—		127,504	—
Total Denominator for diluted earnings per share		6,060,822	382,513		5,906,199	382,513
Diluted income per common share		$1.34	$0.38		$0.91	$0.26

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Cash: The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits throughout the year. At June 30, 2013, the Company had cash on deposit of approximately $6,030,000 in excess of federally insured limits of $250,000.

Related Parties: Net revenues from related parties accounted for approximately 15% and 17% of the consolidated net revenues for the years ended June 30, 2013 and 2012, respectively. Net management fee receivables from the related medical practices accounted for approximately 9% and 13% of the consolidated accounts receivable for the years ended June 30, 2013 and 2012, respectively.

See Note 3 regarding the Company’s concentrations in the healthcare industry.

Fair Value of Financial Instruments

The financial statements include various estimated fair value information at June 30, 2013 and 2012, as required by ASC topic 820, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

JUNE 30, 2013 and 2012

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment. This ASU simplifies how entities test indefinite-lived intangible assets for impairment which improves consistency in impairment testing requirements among long-lived asset categories. These amended standards permit an assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. For assets in which this assessment concludes it is more likely than not that the fair value is more than its carrying value, these amended standards eliminate the requirement to perform quantitative impairment testing as outlined in previously issued standards. The guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of June 30, 2013 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2013 or 2012, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported net income for any periods presented.

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

The Company’s customers are concentrated in the healthcare industry.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (Continued)

Medical Receivable

Medical receivables are due under fee-for-service contracts from third party payors, such as hospitals, government sponsored healthcare programs, patient’s legal counsel and directly from patients. Substantially all the revenue relates to patients residing in Florida. The carrying amount of the medical receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. The Company continuously monitors collections from its clients and maintains an allowance for bad debts based upon the Company’s historical collection experience. The Company determines allowances for contractual adjustments and uncollectible accounts based on specific agings, specific payor collection issues that have been identified and based on payor classifications and historical experience at each site.

Management and Other Fees Receivable

The Company’s receivables from the related and non-related professional corporations (“PCs”) substantially consist of fees outstanding under management agreements. Payment of the outstanding fees is dependent on collection by the PCs of fees from third party medical reimbursement organizations, principally insurance companies and health management organizations.

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 41% and 38%, respectively, of the PCs’ 2013 and 2012 net revenues were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related medical practices accounted for approximately 15% and 17%, of the consolidated net revenues for the years ended June 30, 2013 and 2012, respectively.

Tallahassee Magnetic Resonance Imaging, PA, Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, PA (all related medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement.

The following table sets forth the number of our facilities for the year end June 30, 2013 and 2012.

FONAR CORPORATION AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (Continued)

Management and Other Fees Receivable (Continued)

	For The Year Ended June 30,
	2013	2012
Total Facilities Owned or Managed (at Beginning of Year)	11	10
Facilities Added by:
Acquisition	14	—
Internal development	—	1
Managed Facilities Closed	(1)	—
Total Facilities Owned or Managed (at End of Year)	24	11

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

1) Information relating to uncompleted contracts as of June 30, 2013 and 2012 is as follows:

	As of June 30,
	2013	2012
Costs incurred on uncompleted contracts	$1,482,384	$3,745,307
Estimated earnings	1,191,141	2,670,289
	2,673,525	6,415,596
Less: Billings to date	2,370,000	5,287,000
	$303,525	$1,128,596

Included in the accompanying consolidated balance sheets under the following captions:

	As of June 30,
	2013	2012
Costs and estimated earnings in excess of billings on uncompleted contracts	$445,742	$1,128,596
Less: Billings in excess of costs and estimated earnings on uncompleted contracts	142,217	—
	$303,525	$1,128,596

2) Customer advances consist of the following:

	As of June 30,
	2013	2012
Total advances	$4,227,870	$9,168,284
Less: Advances on contracts under construction	2,370,000	5,287,000
	$1,857,870	$3,881,284

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 5 – INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

	As of June 30,
	2013	2012
Purchased parts, components and supplies	$1,783,847	$1,672,494
Work-in-process	293,241	522,455
	$2,077,088	$2,194,949

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2013 and 2012, is comprised of:

	As of June 30,
	2013	2012
Diagnostic equipment under capital leases	$620,307	$1,417,300
Diagnostic equipment	18,567,787	4,138,898
Research, development and demonstration equipment	3,500,902	9,861,199
Machinery and equipment	4,987,159	4,985,215
Furniture and fixtures	2,952,449	2,212,149
Leasehold improvements	5,669,338	4,545,974
Building	939,614	939,614
	37,237,556	28,100,349
Less: Accumulated depreciation and amortization	19,713,062	24,926,902
	$17,524,494	$3,173,447

Depreciation and amortization of property and equipment for the years ended June 30, 2013 and 2012 was $1,554,458 and $1,677,186, respectively.

Depreciation and amortization of diagnostic equipment under capital leases for the years ended June 30, 2013 and 2012 was $248,123 and $646,620, respectively. Accumulated depreciation and amortization of diagnostic equipment under capital leases for the years ended June 30, 2013 and 2012 was $525,281 and $1,074,152, respectively.

FONAR CORPORATION AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 7 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2013 and 2012 are comprised of:

	As of June 30,
	2013	2012
Capitalized software developmentcosts	$7,668,959	$6,368,960
Patents and copyrights	4,193,800	4,100,511
Management agreement	—	513,333
Non-competition agreements	4,100,000	—
Customer relationships	3,800,000	—
	19,762,759	10,982,804
Less: Accumulated amortization	7,858,511	7,147,625
	$11,904,248	$3,835,179

Information related to the above intangible assets for the years ended June 30, 2013 and 2012 is as follows:

	2013	2012
Balance – Beginning of Year	$3,835,179	$4,318,311
Amounts capitalized	9,359,907	146,163
Abandon patents written off	(66,619)	(76,231)
Impairment of management agreement	(357,500)	—
Amortization	(866,719)	(553,064)
Balance – End of Year	$11,904,248	$3,835,179

Amortization of patents and copyrights for the years ended June 30, 2013 and 2012 amounted to $168,631 and $156,310, respectively.

Amortization of capitalized software development costs for the years ended June 30, 2013 and 2012 was $335,350 and $360,087, respectively.

Amortization of management agreement for the years ended June 30, 2013 and 2012 amounted to $100,833 and $36,667, respectively.

Amortization of non-competition agreements for the years ended June 30, 2013 and 2012 amounted to $195,238 and $0, respectively.

Amortization of customer relationships for the years ended June 30, 2013 and 2012 amounted to $66,667 and $0, respectively.

FONAR CORPORATION AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 7 - OTHER INTANGIBLE ASSETS (Continued)

The estimated amortization of other intangible assets for the five years ending June 30, 2018 and thereafter is as follows:

For the Years Ending June 30,	Total	Patents and Copyrights	Capitalized Software Development Costs	Non-competition	Customer Relationships
2014	$1,406,735	$185,745	$445,276	$585,714	$190,000
2015	1,378,035	201,879	400,442	585,714	190,000
2016	1,397,159	217,434	404,011	585,714	190,000
2017	1,418,301	232,987	409,600	585,714	190,000
2018	1,370,948	234,900	360,334	585,714	190,000
Thereafter	4,933,070	1,070,433	103,112	976,192	2,783,333
	$11,904,248	$2,143,378	$2,122,775	$3,904,762	$3,733,333

The weighted average amortization period for other intangible assets is 11.2 years and they have no expected residual value.

NOTE 8 - CAPITAL STOCK

Common Stock

Cash dividends payable on the common stock shall, in all cases, be on a per share basis, one hundred twenty percent (120%) of the cash dividend payable on shares of Class B common stock and three hundred sixty percent (360%) of the cash dividend payable on a share of Class C common stock.

Class B Common Stock

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. There were 146 and 158 of such shares outstanding at June 30, 2013 and 2012, respectively.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 8 - CAPITAL STOCK (Continued)

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

Stock Bonus Plans

On April 23, 2010, the Board approved the 2010 Stock Bonus Plan. The plan entitles the Company to reserve 2,000,000 shares of common stock. On August 10, 2010, the Company filed Form S-8 to register the 2,000,000 shares. As of June 30, 2013, 1,005,075 shares of common stock of FONAR were available for future grant under this plan. 67,870 shares were issued during the year ended June 30, 2013.

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

FONAR’s 2002 Incentive Stock Option Plan (the “FONAR 2002 Plan”), adopted on July 1, 2002, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The FONAR 2002 Plan permits the issuance of stock options covering an aggregate of 100,000 shares of common stock of FONAR. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The FONAR 2002 Plan terminated on June 30, 2012. During the year ended June 30, 2013, 7,412 options were expired, therefore 6,610 options remain outstanding.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 8 - CAPITAL STOCK (Continued)

Options (Continued)

FONAR’s 2005 Incentive Stock Option Plan (the “FONAR 2005 Plan”), adopted on February 16, 2005,is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The FONAR 2005 Plan permits the issuance of stock options covering an aggregate of 80,000 shares of common stock of FONAR. The options have an exercise price equal to the fair value of the underlying stock on the date the option is granted, are non-transferable, are exercisable for a period not exceeding ten years, and expire upon the voluntary termination of employment. The FONAR 2005 Plan will terminate on February 14, 2015. As of June 30, 2013, 80,000 shares of common stock of FONAR were available for future grant under this Plan.

Stock option activity and weighted average exercise prices under these plans and grants for the years ended June 30, 2013 and 2012 were as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2011	22,537	30.27	—
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	(8,515)	34.41	—
Outstanding, June 30, 2012	14,022	27.76	—
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	(7,412)	26.65	—
Outstanding, June 30, 2013	6,610	29	—
Exercisable at:
June 30, 2012	14,022	$27.76
June 30, 2013	6,610	$29.00

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 9 – CONTROLLING AND NONCONTROLLING INTERESTS

On February 13, 2013 the Company entered into an agreement with outside investors to acquire a 50.5% controlling interest in a newly formed limited liability company, Health Diagnostics Management LLC (HDM). According to the February 13, 2013 LLC operating agreement of HDM there are two classes of members; Class A members and one Class B member. The Class A members have an ownership interest of 49.5% of HDM. The Class B member (HMCA) has an ownership of 50.5% of HDM. On all matters on which members may vote every member is entitled to cast the percentage of votes equal to their percentage of ownership interest. Profits and losses an all items of income, gain or loss, deductions or other allocations of the Company will be allocated among the members in the same proportions as their membership interests in the Company bear to all the Class A and Class B membership interests of the Company in the aggregate outstanding. All of the depreciation and amortization of the assets of the Company will be allocated solely to the Class A members, unless and until their interests have been redeemed by the Company in full pursuant to the provisions of the operating agreement. During March 2013 the Company contributed $20,200,000 to HDM and the group of outside investors contributed $19,800,000 for its non-controlling membership interest.

To fund its capital contribution the Company borrowed a total of $14,000,000 from a bank in the form of a term loan aggregating $11,000,000 and a revolving credit loan aggregating $3,000,000. The term loan is payable in 60 consecutive monthly installments, commencing September 1, 2013. The term loan bears interest at 4.75% per annum and is payable monthly. The revolving credit loan is due March 5, 2016. The Company can prepay the loan in whole or in part in multiples of $100,000 at any time without penalty. The revolving credit note bears interest at a rate of 4% per annum and is payable monthly. All borrowings under the loan agreements are collateralized by substantially all of the Company’s assets. The loan agreements also contain certain financial covenants that must be met on a periodic basis.

On March 5, 2013 HDM purchased from Health Diagnostics, LLC (“HD”) and certain of its subsidiaries, a business managing twelve (12) Stand-Up® MRI Centers and two (2) other scanning centers located in the States of New York and Florida for a total purchase price (including consideration of $1.5 million to outside investors) aggregating $35.9 million. Concurrently with the acquisition, HDM entered into several consulting and non-competition agreements for a consideration of $4.1 million. The acquisition was accounted for using the purchase method in accordance with ASC 805, “Business Combinations”. The accompanying consolidated financial statements include the operations of HDM from the date of acquisition. The Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 9 – CONTROLLING AND NONCONTROLLING INTERESTS (Continued)

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date:

Management fee receivable	$6,667,259
Medical receivables	7,389,953
Prepaid expenses and other current assets	10,262
Property and equipment	14,912,650
Intangible assets	9,200,000
Goodwill	1,767,098
Other assets	332,949
Other current liabilities	(6,323)
Long term debt	(273,848)
Net assets acquired	$40,000,000

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

	Fair Value
Non compete	$4,100,000	7 years
Customer relationships	3,800,000	20 years
Developed software	1,300,000	5 years
Total intangible assets	$9,200,000

The following unaudited pro forma results of operations for the twelve months ended June 30, 2013 and 2012 assumes that the above acquisitions were made at the beginning of the year prior to acquisition. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 9 – CONTROLLING AND NONCONTROLLING INTERESTS (Continued)

	Year ended June 30
	2013	2012
Total Revenues - Net	$69,723,542	$68,725,401
Net Income - Controlling Interests	17,442,337	(19,292,852)
Net Income Available to Common Stockholders	16,294,377	(19,292,852)
Net Income Available to Class A Non-Voting Preferred Stockholders	855,597	—
Net Income Available to Class C Common Stockholders	292,363	—
Basis Net Income Per Common Share Available to Common Stockholders	2.75	(3.34)
Diluted Net Income Per Common Share Available to Common Stockholders	2.69	(3.34)
Basic and Diluted Income Per Share - Common C	$0.76	$—
Weighted Average Basic Shares Outstanding	5,933,318	5,778,695
Weighted Average Diluted Shares Outstanding	6,060,822	5,909,199
Weighted Average Basic and Diluted Shares Outstanding - Class C Common	382,513	382,513

 HDM’s total net revenues and income from operations for the period from the acquisition date (March 5, 2013) to June 30, 2013 was$14,834,143 and $1,958,714, respectively.

Amount of each class of members’ equity as of June 30, 2013

	Class A Members	Class B Member
Opening Members’ Equity	$—	$—
Share of Net Income	543,225	1,397,080
Contributions	19,800,000	20,200,000
Distributions	(816,750)	(833,250)
Ending Members’ Equity at June 30, 2013	$19,526,475	$20,763,830

On May 2, 2011, the Company completed a private placement of equity and succeeded in raising $6,000,000. The offering consisted of Preferred Class A membership interests in a newly formed limited liability company, Imperial Management Services, LLC (“Imperial”). The Class B membership interests in Imperial, all of which were retained by the Company’s subsidiary, HMCA, initially held a 75% equity interest in Imperial. The Class A membership interests are entitled to receive a dividend of 18% per annum of their cash capital contribution. HMCA contributed all of its assets, together with its liabilities, to Imperial as HMCA’s capital contribution. The Imperial operating agreement provides for the Class A members to receive priority distributions until their original capital contributions are returned. Dividends are payable quarterly beginning August 1, 2011. On May 1, 2013 and on May 1, 2012, the Company returned a portion of the Class A Members capital contribution in the amount of $1,424,900 and $1,200,000, respectively. As of June 30, 2013, the Company’s subsidiary, HMCA, now owns an 86% interest in Imperial Management Services.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 9 – CONTROLLING AND NONCONTROLLNG INTERESTS (Continued)

Amount of each class of members’ equity as of June 30, 2013 and 2012

	June 30, 2013		June 30, 2012
	Class A Members	Class B Member	Class A Members	Class B Member
Opening Members’ Equity	$4,918,365	$3,824,945	$6,069,642	$208,925
Share of Net Income	959,254	3,947,836	1,128,723	3,616,020
Contributions	—	—	—	—
Distributions	(853,200)	—	(1,080,000)	—
Redemption	(1,424,900)	—	(1,200,000)	—
Ending Members’ Equity at June 30,	$3,599,519	$7,772,781	$4,918,365	$3,824,945

On May 1, 2010, the Company purchased a 15.2% interest from an unrelated party of an entity that provides management services to a diagnostic center in the New York Metropolitan area. On January 1, 2011, the Company purchased an additional 34.8% interest by the issuance of a promissory note of $400,000. Commencing January 1, 2011, the Company consolidates the activity of this entity. On June 1, 2013, the Company purchased from the noncontrolling members their remaining 50% interest for $700,000.

The Company also has a 50% controlling interest in an entity which the Company consolidates, that provides management services to a diagnostic center in the New York Metropolitan area. The center began operations during January 2012. The noncontrolling interest as of June 30, 2013 and 2012 aggregated $559,221 and $561,167, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 10 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following:

	June 30,
	2013	2012
Notes payable of $580,000 requiring aggregate monthly payments of $20,106, including interest at a rate of 15% per annum through June 2013.	$—	$214,355
Note payable requiring monthly payments of interest at a rate of 7% until May 2009 followed by 240 monthly payments of $4,472 through October 2026. The loan is collateralized by a building with a net book value of $720,841 as of June 30, 2013.	461,648	481,615
Note payable requiring monthly payments of $12,150, including interest at a rate of 5% per annum through January 2014, seven monthly payments of $31,000 commencing February 2014 and a final payment of $5,091 in September 2014.	271,340	423,280
Note payable from the Fair Haven acquisition requires three monthly payments of $15,000, twelve monthly payments of $20,000 and six monthly payments of $25,000, including interest at a rate of 8.58% per annum through November 2011 then 6 payments of $25,000. The loan is collateralized by equipment which, as of June 30, 2013, has been fully depreciated.	—	42,500
Note payable from the Fair Haven acquisition requires monthly payments of $21,000, including interest at a rate of 4.5% per annum through February 2011 and a final payment of $533,783 in March 2011. The loan is collateralized by equipment which, as of June 30, 2013, has been fully depreciated.	—	187,707
Note payable from the Fair Haven acquisition requires monthly payments of $18,850, including interest at a rate of 11.2% per annum through January 2014. The loan is collateralized by equipment with a net book value of $95,026 as of June 30, 2013.	127,173	326,890
Note payable requiring monthly principal installments of $4,100 and interest computed on the unpaid principal amount at a rate of 5% per annum through April 2017. The note is secured by certain assets of the Company.	188,600	237,800

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 10 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (Continued)

	June 30,
	2013	2012
Note payable of $400,000 entered into for the purchase of 34.2% interest in a management company requiring payments of $100,000 on January 2, 2012 and $300,000 on January 2, 2013, including interest at a rate of 10% per annum through January 2013. The lender had a security interest in Imperial’s members interest until the note was paid in full.	$—	$300,000
The revolving credit note is due by March 5, 2016. The Company can prepay the loan in whole or part in multiples of $100,000 at any time without penalty. The note bears interest at a rate of 4% per annum and is payable monthly. The loan is collateralized by substantially all of the Company’s assets. The loan also contains certain financial covenants that must be met on a periodic basis.	2,400,000	—
The term loan is payable with interest only for 6 consecutive months commencing at the inception of the loan followed by 60 consecutive monthly installments, commencing October 1, 2013. The term loan bears interest at 4.75% per annum and is payable monthly. The loan is collateralized by substantially all of the Company’s assets. The loan also contains certain financial covenants that must be met on a periodic basis.	11,000,000	—
Note payable requiring 12 consecutive interest only payments commencing at the inception of the loan followed by 48 consecutive monthly payments, commencing May 1, 2014. The note bears interest at a rate of 4.75% per annum and is payable monthly. The loan is collateralized by substantially all of the Company’s assets. The loan also contains certain financial covenants that must be met on a periodic basis.	689,646	—
Other (including capital leases for property and equipment).	634,367	416,750
	15,772,774	2,630,897
Less: Current portion	2,885,769	1,853,623
	$12,887,005	$777,274

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 10 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (Continued)

The maturities of long-term debt over the next five years and thereafter are as follows:

Years Ending June 30,
2014	$2,885,769
2015	2,488,426
2016	4,882,554
2017	2,440,100
2018	2,372,503
Thereafter	703,422
$15,772,774

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

The Company netted a deferred tax asset of $2,935,750 and a deferred tax liability of $461,858 as of June 30, 2013, primarily relating to net operating loss carryforwards of approximately $142,788,000 available to offset future taxable income through 2030. The net operating losses begin to expire in 2019 for federal tax purposes and in 2013 for state income tax purposes.

The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company does have a sufficient history of income and anticipates profitability in the coming years and has concluded that it is more-likely-than-not that the Company will be able to realize a portion of its tax benefits in the near future and therefore a valuation allowance was established for the partial value of the deferred tax asset.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 11 - INCOME TAXES (Continued)

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation. Should the Company continue to remain profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Components of the current benefit (provision) for income taxes are as follows:

	Years Ended June 30,
	2013	2012
Current:
Federal	$(125,000)	$(112,000)
State	(71,001)	(29,125)
	(196,001)	(141,125)
Deferred:
Federal	2,336,454	—
State	137,438	—
	2,473,892	—
Benefit (Provision) for income taxes	$2,277,891	$(141,125)

A reconciliation of the federal statutory income tax rate to the Company's effective tax rate as reported is as follows:

	Years Ended June 30,
	2013	2012
Taxes at federal statutory rate	34.0%	(34.0)%
State and local income taxes (benefit), net of federal benefit	6.0	(6.0)
Permanent differences	0.6	1.2
(Decrease) increase in the valuation allowance and true ups	(76.2)	40.8
Effective income tax rate	(35.6)%	2.0%

As of June 30, 2013, the Company has net operating loss (“NOL”) carryforwards of approximately $142,788,000 that will be available to offset future taxable income. The utilization of certain of the NOLs is limited by separate return limitation year rules pursuant to Section 1502 of the Internal Revenue Code.

The Company has, for federal income tax purposes, research and development tax credit carryforwards aggregating $4,298,000, which are accounted for under the flow-through method. The Company also has $482,000 in alternative minimum tax credits.

In addition, for New York State income tax purposes, the Company has tax credit carryforwards, aggregating approximately $1,139,000, which are accounted for under the flow-through method. The tax credit carryforwards expire during the years ending June 30, 2013 to June 30, 2028.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 11 - INCOME TAXES (Continued)

Significant components of the Company's deferred tax assets and liabilities at June 30, 2013 and 2012 are as follows:

	June 30,
	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$6,139,291	$4,656,468
Non-deductible accruals	264,062	221,897
Net operating carryforwards	58,052,831	61,772,391
Tax credits	5,873,204	5,769,943
Property and equipment and depreciation	1,070,291	1,990,284
Inventory	84,136	—
	71,483,815	74,410,983
Valuation allowance	(68,548,065)	(73,754,414)
Total deferred tax assets	2,935,750	656,569
Deferred tax liabilities: Inventory	—	(51,109)
Capitalized software development costs	(461,858)	(605,460)
Total deferred tax liabilities	(461,858)	(656,566)
Net deferred tax asset	$2,473,892	$—

The valuation allowance for deferred tax assets decreased by approximately $5,206,000 during the year ended June 30, 2013 and decreased by approximately $2,714,000 during the year ended June 30, 2012.

NOTE 12 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:

	June 30,
	2013	2012
Accrued salaries, commissions and payroll taxes	$710,897	$569,966
Accrued interest	117,480	190,712
Litigation accruals	809,349	493,349
Sales tax payable	2,858,652	2,764,297
Legal and other professional fees	569,049	577,435
Accounting fees	305,000	345,000
Insurance premiums	13,443	12,634
Interest and penalty – sales tax	2,321,858	2,115,539
Penalty – 401k plan	250,000	250,000
Rent	147,665	207,823
Other	390,968	166,486
	$8,494,361	$7,693,241

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases

The Company rents its operating facilities and certain equipment, pursuant to operating lease agreements expiring at various dates through December 2022. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

Future minimum operating lease commitments consisted of the following at June 30, 2013:

Year Ending June 30,	Facilities And Equipment (Operating Lease)
2014	$4,211,719
2015	3,586,189
2016	2,874,483
2017	1,208,342
2018	835,680
Thereafter	1,245,804
Total minimum obligations	$13,962,217

Rent expense for operating leases approximated $4,035,000, including a payment of approximately $690,000 to terminate a lease early and $2,253,000 for the years ended June 30, 2013 and 2012, respectively.

Employee Benefit Plans

The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were no employer contributions to the Plan for the years ended June 30, 2013 and 2012. (see Other Matters below)

The stockholders of the Company approved the 2000 Employee Stock Purchase Plan (“ESPP”) at the Company’s annual stockholders’ meeting in April 2000. The ESPP provides for eligible employees to acquire common stock of the Company at a discount, not to exceed 15%. This plan has not been put into effect as of June 30, 2013.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Stipulation Agreements

The Company has entered into stipulation agreements with a number of its creditors that in the aggregate total $795,766, which is included in other current liabilities and other liabilities on the Company’s balance sheet as of June 30, 2013. The monthly payments total $27,152.

The amounts to be paid over the next five years are as follows:

Year Ending June 30,
2014	$419,766
2015	96,000
2016	96,000
2017	96,000
2018	88,000
$795,766

Litigation

The Company is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such actions, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

On or about June 30, 2010, one of Fonar’s customers, Golden Triangle Company, commenced an action against Fonar and certain individual defendants employed or formerly employed by Fonar, in the United States District Court for the Eastern District of New York based on the alleged wrongful failure of Fonar to deliver a scanner in Kuwait. The claim alleged various causes of action including breach of contract, fraud, conspiracy to defraud and conversion. Golden Triangle Company v. Fonar Corporation et al, CV10-2933. The Plaintiff contracted with Fonar to purchase a scanner, and paid $1,455,500 in advance. The scanner was never delivered, but Plaintiff never designed a site for delivery either. Alleging other damages, fraud and deceptive trade practices, Plaintiff sought up to $5,000,000. Fonar made a motion to dismiss the complaint, the outcome of which left Plaintiff with only a cause of action for breach of contract. The claims against the individual officers and employees of Fonar were dismissed. Fonar filed its answer, together with a counterclaim alleging that the Plaintiff, by attempting to overcharge the end-customer, had damaged Fonar’s reputation and ability to sell in Kuwait. The case was settled in June 2013 for $480,000 in cash and 30,000 shares of Fonar’s common stock payable in installments. The Company recorded a gain of $755,500 on the statements of income for the year ended June 30, 2013.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)

Jack Shapiro v. Fonar Corporation, Supreme Court of the State of New York, Nassau County, was commenced by plaintiff in July, 2009 to recover $500,000 based on Fonar’s failure to refund a deposit on an MRI scanner and termination of plaintiff’s sales representative agreement. Plaintiff alleged that the deposit on the machine was in part consideration for the sales representative agreement. Fonar’s view was that the sales agreement and sales representative agreement were separate and (1) Fonar was entitled to keep the deposit on the sale when plaintiff failed to proceed with the transaction and (2) properly terminated the sales representative agreement in accordance with its terms. The case has been settled for $323,000 payable in installments, subject to Fonar obtaining a sale and the customer paying the installments of the purchase price.

Matt Malek Madison v. Fonar Corporation, United States District Court, Northern District of California, was commenced by plaintiff on August 27, 2007 to recover a down payment for a scanner in the amount of $300,000, with interest. The plaintiff sought costs of suit and attorney’s fees as well. Fonar answered the complaint and sued the plaintiff for breach of contract in the amount of $450,000. Although down payments are usually expressly non-refundable in Fonar’s quotations and agreements, in this case, the quotation contemplated the sale of four scanners, and provided that the deposit would be refundable with interest, if the customer were unable to find suitable locations in the San Francisco Bay area. The issue was whether the customer made a good faith effort to find locations; Fonar’s position was that the customer did not. The case went to trial before a judge; the parties submitted post-trial briefs, and judgment was awarded to the plaintiff. Fonar appealed the trial court’s decision, but on January 31, 2012, the U.S. Court of Appeals for the 9th Circuit affirmed the lower court’s decision awarding the plaintiff the $300,000 deposit with prejudgment interest from July 1, 2006. Fonar sought to have the Court of Appeals reconsider the decision en banc, (by all or a larger number of the judges on the Circuit Court of Appeals), but this was not granted. Although the case has been concluded, the plaintiff has not taken any steps to collect the judgment.

Bonutti Research v. Fonar Corporation, Health Management Corporation of America, Health Diagnostics, LLC et al, was commenced on December 2, 2011. Bonutti Research filed a patent infringement action in the U.S. District Court for the Eastern District Court of New York, alleging that Fonar’s Upright® MRI scanners infringe plaintiff’s patent which relates to the moving of a patient into the scanner. Fonar believes plaintiff’s claims are without merit and further, that the patent is invalid. The parties are engaged in jurisdictional discovery to determine whether the plaintiff owned the patent claimed to have been infringed at the time of the commencement of the lawsuit. Discovery on the merits has been stayed pending the outcome of the jurisdictional discovery. The parties, are engaged in serious settlement negotiations. No specified amount of damages was specified in the complaint. The patent has expired and as a result, only past damages are at issue.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)

Bolt MRI Technologies v. Fonar Corporation, Health Management Corporation of America & Health Diagnostics, LLC, was commenced on July 22, 2013, when Bolt MRI Technologies filed an action against Fonar Corporation, Health Management Corporation of America and Health Diagnostics, LLC alleging infringement of the same patent which is the subject of the Bonutti case. Bolt alleges that the patent was assigned to Bolt on or about June 8, 2012. The parties have been negotiating to settle the case in conjunction with the settlement of the Bonutti case.

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. The Company has recorded tax obligations of $2,648,000 plus interest and penalties of approximately $2,322,000. The Company is in the process of determining its regulatory requirements in order to become compliant.

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

NOTE 14 - OTHER INCOME

Other income consists of:

	For the Years Ended June 30,
	2013	2012
Loss from investment	$(48,777)	$—
Litigation settlement	716,250	56,194
Gain on sale of equipment	557,473	—
Impairment of management agreement	(357,500)	—
Other expense	(141,958)	(11,138)
	$725,488	$45,056

FONAR CORPORATION AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2013 and 2012, the Company paid $389,907 and $168,062 for interest, respectively.

During the years ended June 30, 2013 and 2012, the Company paid $277,000 and $116,125 for income taxes, respectively.

Purchase consideration:
Assets acquired:
Management fee receivable	$6,667,259
Medical receivable	7,389,953
Prepaid expenses and other current assets	10,262
Property and equipment	14,912,650
Intangible assets	9,200,000
Goodwill	1,767,098
Other assets	332,949
Total assets acquired	$40,280,171
Less liabilities assumed:
Other current liabilities	$6,323
Long term debt	273,848
Total liabilities assumed	$280,171

NOTE 16 – DUE TO RELATED MEDICAL PRACTICES

In June 2009, an entity owned by the Company’s Chairman of the Board, Tallahassee Scanning Services PA, sold its Upright MRI scanning system to the Company for $550,000 in exchange for 35 monthly payments of $18,769 to be made over a three year period, commencing October 18, 2009 including interest at a rate of 10.41% per annum. The Company used this scanning system to fulfill a sales order with an unrelated customer. The unpaid balance of as of June 30, 2013 and 2012 was $134,880.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 17 - SEGMENT AND RELATED INFORMATION

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Manufacturing and Servicing of Medical Equipment	Management of Diagnostic Imaging Centers	Totals
Fiscal 2013:
Net revenues from external customers	$14,891,075	$34,250,739	$49,141,814
Intersegment net revenues	$1,200,000	$—	$1,200,000
Income from operations	$139,390	$7,396,357	$7,535,747
Depreciation and amortization	$541,551	$1,879,626	$2,421,177
Compensatory element of stock issuances	$415,021	$—	$415,021
Total identifiable assets	$15,071,225	$58,079,425	$73,150,650
Capital expenditures	$237,636	$25,170,303	$25,407,939
Fiscal 2012:
Net revenues from external customers	$18,707,006	$20,737,413	$39,444,419
Intersegment net revenues	$810,000	$—	$810,000
Income from operations	$2,666,574	$4,539,977	$7,206,551
Depreciation and amortization	$697,100	$1,533,150	$2,230,250
Compensatory element of stock issuances	$155,068	$25,350	$180,418
Total identifiable assets	$15,144,291	$18,471,177	$33,615,468
Capital expenditures	$404,530	$822,842	$1,227,372

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 17 - SEGMENT AND RELATED INFORMATION (Continued)

Export Product Sales

The Company’s areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 3.8% and 17.0% of product sales revenues to third parties for the years ended June 30, 2013 and 2012, respectively.

The foreign product sales, as a percentage of product sales to unrelated parties, were made to customers in the following countries:

	For the Years Ended June 30,
	2013	2012
Holland	0.0%	0.1%
England	3.6	16.9
Germany	0.1	—
Libya	0.1	—
	3.80%	17.0%

Foreign Service and Repair Fees

The Company’s areas of service and repair are principally in the United States. The Company had foreign revenues of service and repair of medical equipment amounting to 8.2% and 9.9% of consolidated net service and repair fees for the years ended June 30, 2013 and 2012, respectively. The foreign service and repair fees, as a percentage of total service and repair fees, were provided principally to the following countries:

	For the Years Ended June 30,
	2013	2012
Spain	0.9%	0.8%
Puerto Rico	1.0	0.9
Switzerland	1.1	1.0
Germany	—	0.3
England	2.0	1.8
Holland	2.2	2.6
Scotland	—	0.7
Canada	—	0.8
Australia	1.0	0.4
Libya	—	0.2
Greece	—	0.4
	8.2%	9.9%

The Company does not have any material assets outside of the United States.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 and 2012

NOTE 18 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following represents a summary of allowance for doubtful accounts for the years ended June 30, 2013 and 2012, respectively:

Description	Balance June 30, 2012		Additions	Deductions	Balance June 30, 2013
Receivables from equipment sales and service contracts	$1,852,987	(1)	$(92,454)	$1,503,171	$257,362
Management fee receivable	7,458,345	(1)	1,636,975	—	9,095,320
Management fee receivable from related medical practices	403,047		—	—	403,047
Medical receivables	—	(1)	2,584,669	—	2,584,669
Advance and notes to related parties	239,791		—	37,412	202,379
Notes receivable	65,000		—	65,000	—

Description	Balance June 30, 2011		Additions	Deductions	Balance June 30, 2012
Receivables from equipment sales and service contracts	$1,777,794	(1)	$100,442	$25,249	$1,852,987
Management fee receivable	6,508,345	(1)	950,000	—	7,458,345
Management fee receivable from related medical practices	403,047		—	—	403,047
Advance and notes to related parties	264,791		—	25,000	239,791
Notes receivable	65,000		—	—	65,000

(1) Included in provision for bad debts.

NOTE 19 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date, but before the consolidated financial statements are issued.

During the period from July 1, 2013 through September 30, 2013, the Company has issued 15,000 shares of common stock for costs and expenses of $109,950 and 3,443 shares of common stock to employees and consultants as compensation valued at $19,315 under a stock bonus plan.

On August 1, 2013, the Company opened a new diagnostic center in Nassau County, NY.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at June 30, 2013.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, including those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

FONAR CORPORATION AND SUBSIDIARIES

 Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal controls over financial reporting as of June 30, 2013. In making its assessment of the effectiveness of our internal controls over financial reporting, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on these criteria, our management has concluded that, as of June 30, 2013, our internal control over financial reporting is effective. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to SEC rules applicable to smaller reporting companies.

There was no changes in our internal controls or in other factors that could significantly affect these controls, during our fourth quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

FONAR CORPORATION AND SUBSIDIARIES

The officers and directors of the Company are set forth below:

Raymond V. Damadian, M.D.	77	President, Treasurer, Chairman of the Board and a Director
Claudette J.V. Chan	75	Director and Secretary
Robert J. Janoff	86	Director
Charles N. O'Data	77	Director
Ronald G. Lehman	37	Director

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

Claudette J.V. Chan has been a Director of Fonar since October 1987 and Secretary of Fonar since January 2008. Mrs. Chan was employed from 1992 through 1997 by Raymond V. Damadian, M.D. MR Scanning Centers Management Company and since 1997 by HMCA, as "site inspector," in which capacity she is responsible for supervising and implementing standard procedures and policies for MRI scanning centers. From 1989 to 1994 Mrs. Chan was employed by St. Matthew's and St. Timothy's Neighborhood Center, Inc., as the director of volunteers in the "Meals on Wheels" program, a program which cares for the elderly. From approximately 1983 to 1989, Mrs. Chan was President of the Claudette Penot Collection, a retail mail-order business specializing in women's apparel and gifts. Mrs. Chan practiced and taught in the field of nursing until 1973, when her son was born. She received a bachelor of science degree in nursing from Cornell University in 1960. Mrs. Chan is the sister of Raymond V. Damadian.

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

ITEM 11. EXECUTIVE COMPENSATION

With the exception of the Chief Executive Officer, the compensation of the Company's executive officers is based on a combination of salary and bonuses based on performance. The Chief Executive Officer's compensation consists of a salary.

FONAR CORPORATION AND SUBSIDIARIES

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

There is set forth in the following Summary Compensation Table the compensation provided by us during fiscal 2013 to our Principal Executive Officer, who also serves as our acting Principal Financial Officer. There is set forth in the following Outstanding Equity Awards Table and Director Compensation Table the required information.

I. SUMMARY COMPENSATION TABLE

Name and All Other Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation	Total Compensation
(a)	(b)	(c)	(d)	(e)	(f)
Raymond V.	2013	$36,111.30	—	—	$36,111.30
Damadian,	2012	$35,934.76	—	—	$35,934.76
PEO/PFO	2011	$35,934.29	—	—	$35,934.29

II. OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number Of Securities Underlying Unexercised Options (#) Exercisable (a)	Option Exercise Price (b)	Option Expiration Date (c)
Raymond V.	(a)	(b)	(c)
Raymond V. Damadian, PEO/PFO	0	0	N/A

FONAR CORPORATION AND SUBSIDIARIES

III. DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)
(a)	(b)
Raymond V. Damadian	0
Claudette J.V. Chan	$19,999.98
Robert J. Janoff	$20,000.24
Charles N. O’Data	$20,000.24
Ronald G. Lehman	$19,999.98

EMPLOYEE COMPENSATION PLANS

Equity Compensation Plan Information as of June 30, 2013

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	6,610	$29.00	191,690
Equity compensation plans not approved by security holders	—	N/A	—
Total	6,610	$29.00	191,690

Fonar’s 2002 Incentive Stock Option Plan, adopted on July 1, 2002, was intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 2002 Incentive Stock Option Plan permitted the issuance of stock options covering an aggregate of 100,000 shares of Common Stock of Fonar. The options have an exercise price equal to the fair market value of the underlying stock on the date the option was granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The 2002 Stock Option Plan terminated on June 30, 2012. Of the options granted under this plan, 6,610 remain outstanding.

FONAR CORPORATION AND SUBSIDIARIES

Fonar’s 2005 Incentive Stock Option Plan, adopted on February 15, 2005, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue code of 1954, as amended. The Plan permits the issuance of stock options covering an aggregate of 80,000 shares of common stock of Fonar. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are non-transferable, are exercisable for a period not exceeding ten years, and expire upon the voluntary termination of employment. The Plan will terminate on February 14, 2015. As of June 30, 2013, 80,000 shares of common stock of Fonar were available for future grant under this plan.

Fonar adopted its 2010 Stock Bonus Plan, on June 28, 2010. This Plan permits Fonar to issue an aggregate of 2,000,000 shares of common stock of Fonar as bonus or compensation. As of June 30, 2013, 1,005,075 shares were available for issuance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of Fonar’s securities held by each director, by each person known by us to own in excess of five percent of Fonar’s voting securities and by all officers and directors as a group as of September 5, 2013.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Class
Raymond V. Damadian, M.D.
c/o Fonar Corporation Melville, New York Director, President, Treasurer CEO, 5% + Stockholder
Common Stock	116,302	1.94%
Class C Stock	382,447	99.98%
Class A Preferred	19,093	6.09%
Claudette Chan
Director and Secretary
Common Stock	106	*
Class A Preferred	32	*
Robert J. Janoff
Director
Common Stock	3,000	*
Class A Preferred	79	*
Charles N. O'Data
Director
Common Stock	528	*
Ronald G. Lehman
Director
Common Stock	0	*
All Officers and Directors as a Group (5 persons)
Common Stock	119,936	2.00%
Class C Stock	382,447	99.98%
Class A Preferred	19,204	6.13%
* Less than one percent

1. Address provided for each beneficial owner owning more than five percent of the voting securities of Fonar.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

OTHER AGREEMENTS.

Pursuant to HMCA’s management agreements with the Centers, HMCA provides to the Centers comprehensive management and administrative services, including billing and collection of accounts, payroll and accounts payable processing, office facilities, supplies and utilities. Under the management agreements, HMCA provides service for the scanners at the Centers through Fonar. In total, as of September 30, 2013, 25 MRI Centers had management agreements with HMCA.

The fees charged to the Centers under the management agreements are flat fees charged on a monthly basis. These fees ranged from $35,000 to $241,266 per month in fiscal 2013.

Dr. Damadian owns three of the Centers in Florida. The Centers owned by Dr. Damadian in Florida pay flat rate monthly fees ranging from $194,050 to $241,266 to HMCA per month. These fees are renegotiable on an annual basis.

During the fiscal years ended June 30, 2013 and June 30, 2012 the net revenues received by HMCA from the MRI Centers owned by Dr. Damadian were approximately $7.9 million and $6.7 million respectively.

On October 1, 2010, HMCA purchased 100% of the stock of Fair Haven Services, Inc., an entity wholly owned by Dr. Damadian, for $10. Fair Haven is in the business of leasing medical equipment.

FONAR CORPORATION AND SUBSIDIARIES

On May 2, 2011, Dr. Damadian participated in the private placement of equity in Imperial by investing $100,000 in Imperial’s Class A membership interests. On March 5, 2013, Dr. Damadian invested $100,000 to acquire a membership interest in HDM.

Timothy Damadian, the son of Dr. Damadian and a Manager of HDM, is one of the owners of Tritech Healthcare Management, which performs billing and collection services with respect to No-Fault and Workers’ Compensation claims of HMCA’s clients. The monthly fee charged to HMCA is $85,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Marcum LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2013 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2013 were $423,564.

The aggregate fees billed by Marcum LLP for the audit of our annual financial statements for the fiscal year ended June 30, 2012 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2012 were $404,866.

Audit Related Fees

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2013 or June 30, 2012 for services related to the Audit or review of our financial statements that are not included under the caption “Audit Fees”.

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2013 or June 30, 2012 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information.

Tax Fees

The aggregate fees billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2013 were $104,301.

The aggregate fees billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2012 were $122,675.

All Other Fees

The aggregate fees billed by Marcum LLP for all other services rendered by them during the fiscal years ended June 30, 2013 and June 30, 2012 were $95,929 and $7,597, respectively, which included services in connection with the registration of securities, employee benefit plan audits and reviews and procedures that we requested Marcum LLP to undertake to provide assurances on matters not required by laws or regulations.

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

Our audit committee believes that the provision by Marcum LLP of services in addition to audit services in fiscal 2013 and 2012 were compatible with maintaining their independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements are included in Part II, Item 8.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as at June 30, 2013 and 2012.

•	Consolidated Statements of Income for the Years Ended June 30, 2013 and 2012.

•	Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2013 and 2012.

•	Consolidated Statements of Cash Flows for the Years Ended June 30, 2013 and 2012.

•	Notes to Consolidated Financial Statements.

•	Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes to the financial statements.

b) REPORTS ON FORM 8-K

•	Registrant’s Report on Form 8-K containing the
•	Company’s Earnings Report for the first nine months of Fiscal 2013. May 15, 2013. Commission File No. 0-10248.

•	Registrant’s Report on Form 8-K/A containing financial information concerning the purchase by Health Diagnostics Management, LLC of certain assets and subsidiaries from Health Diagnostics, LLC et al. May 20, 2013. Commission File No. 0-10248

•	Registrant’s Report on Form 8-K reporting the results of the election of directors and selection of auditors at the annual meeting of stockholders. June 26, 2013. Commission File No. 0-10248.

c) EXHIBITS

3.1 Certificate of Incorporation, as amended, of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on Form S-1,Commission File No. 33-13365.

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

10.38 Operating Agreement for Health Diagnostics Management, LLC. See Exhibits.

10.39 Modification to Operating Agreement for Health Diagnostics Management, LLC. See Exhibits.

10.40 Purchase Agreement dated March 5, 2013 among Health Diagnostics Management, LLC, Health Diagnostics, LLC and others. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 11, 2013. Commission File No. 0-10248.

14.1 Code of Ethics, incorporated by reference to Exhibit 14.1 of Registrant’s Form 10-K for the fiscal year ended June 30, 2004, Commission File No.: 0-10248.

21.1 Subsidiaries of the Registrant. See Exhibits.

23.1 Independent Registered Public Accounting Firm’s Report

See Exhibits.

31.1	Section 302 Certification. See Exhibits.

32.1	Section 906 Certification. See Exhibits.
104

FONAR CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FONAR CORPORATION

Dated: October 15, 2013

By:/s/ Raymond V. Damadian

Raymond V. Damadian, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Raymond V. Damadian Raymond V. Damadian	Chairman of the Board of Directors, President, Director, Principal Executive Officer and Acting Principal Financial Officer)	October 15, 2013
/s/Claudette J.V. Chan	Director	October 15, 2013
Claudette J.V. Chan
/s/ Robert J. Janoff	Director	October 15, 2013
Robert J. Janoff
/s/ Charles N. O'Data	Director	October 15, 2013
Charles N. O'Data
/s/Ronald G. Lehman	Director	October 15, 2013
Ronald G. Lehman

