Form 10-Q
period 2013-09-30
FONAR CORP
filed 2013-11-14
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2013

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

Registrant’s telephone number, including area code: (631) 694-2929

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files. YES . X NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.(Check one): Large accelerated filer___ Accelerated filer___ Non-accelerated filer___ Smaller reporting company _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, par value $.0001	6,010,075
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS AND SHARES IN THOUSANDS,EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

ASSETS

	September 30, 2013	June 30, 2013 *
Current Assets:
Cash and cash equivalents	$9,238	$7,871
Accounts receivable – net	5,026	4,444
Accounts receivable - related party	90	—
Medical receivable – net	8,552	8,126
Management and other fees receivable - net	12,075	11,466
Management and other fees receivable – related medical practices - net	2,743	2,382
Inventories	2,126	2,077
Prepaid expenses and other current assets	1,292	1,500
Total Current Assets	41,142	37,866
Property and equipment – net	17,067	17,524
Goodwill	1,767	1,767
Other intangible assets – net	11,608	11,904
Deferred income tax asset	2,936	2,936
Other assets	1,078	1,154
Total Assets	$75,598	$73,151

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS AND SHARES IN THOUSANDS,EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2013	June 30, 2013 *
Current Liabilities:
Current portion of long-term debt and capital leases	3,154	2,886
Accounts payable	2,695	2,752
Other current liabilities	9,011	8,636
Unearned revenue on service contracts	5,516	4,965
Unearned revenue on service contracts - related party	83	—
Customer advances	1,917	1,858
Income tax payable	—	20
Total Current Liabilities	22,376	21,117
Long-Term Liabilities:
Due to related medical practices	230	231
Long-term debt and capital leases, less current portion	11,649	12,887
Deferred income tax liability	462	462
Other liabilities	625	654
Total Long-Term Liabilities	12,966	14,234
Total Liabilities	35,342	35,351

*Condensed from audited financial statements.

 See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS AND SHARES IN THOUSANDS,EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (Continued)

STOCKHOLDERS’ EQUITY:	September 30, 2013	June 30, 2013 *
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at September 30, 2013 and June 30, 2013, 313 issued and outstanding at September 30, 2013 and June 30, 2013	—	—
Preferred stock $.001 par value; 567 shares authorized at September 30, 2013 and June 30, 2013, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at September 30, 2013 and June 30, 2013, 5,999 and 5,981 issued at September 30, 2013 and June 30, 2013, respectively; 5,988 and 5,969 outstanding at September 30, 2013 and June 30, 2013, respectively	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at September 30, 2013 and June 30, 2013; .146 issued and outstanding at September 30, 2013 and June 30, 2013	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at September 30, 2013 and June 30, 2013, 383 issued and outstanding at September 30, 2013 and June 30, 2013	—	—
Paid-in capital in excess of par value	174,628	174,499
Accumulated deficit	(157,218)	(159,655)
Notes receivable from employee stockholders	(53)	(55)
Treasury stock, at cost - 12 shares of common stock at September 30, 2013 and June 30, 2013	(675)	(675)
Total Fonar Corporation Stockholder Equity	16,683	14,115
Noncontrolling interests	23,573	23,685
Total Stockholders’ Equity	40,256	37,800
Total Liabilities and Stockholders’ Equity	$75,598	$73,151

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS AND SHARES IN THOUSANDS,EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
REVENUES	2013	2012
Product sales – net	$28	$1,041
Service and repair fees – net	2,512	2,709
Service and repair fees - related parties - net	28	27
Patient fee revenue, net of contractual allowances and discounts	5,827	—
Provision for bad debts for patient fee	(2,040)	—
Management and other fees – net	8,143	3,769
Management and other fees - related medical practices – net	2,333	1,965
Total Revenues – Net	16,831	9,511
COSTS AND EXPENSES
Costs related to product sales	48	1,056
Costs related to service and repair fees	544	865
Costs related to service and repair fees - related parties	6	9
Costs related to patient fee revenue	1,848	—
Costs related to management and other fees	5,075	2,171
Costs related to management and other fees – related medical practices	1,219	817
Research and development	395	330
Selling, general and administrative	3,737	2,212
Provision for bad debts	(94)	175
Total Costs and Expenses	12,778	7,635
Income From Operations	4,053	1,876
Interest Expense	(243)	(76)
Investment Income	61	59
Other Expense	(151)	(9)
Income Before Provision for Income Taxes and Noncontrolling Interests	3,720	1,850
Provision for Income Taxes	100	72
Net Income	3,620	1,778
Net Income - Noncontrolling Interests	(1,183)	(326)
Net Income - Controlling Interests	$2,437	$1,452
Net Income Available to Common Stockholders	$2,277	$1,355
Net Income Available to Class A Non-Voting Preferred Stockholders	$119	$72
Net Income Available to Class C Common Stockholders	$41	$25
Basic Net Income Per Common Share Available to Common Stockholders	$0.38	$0.23
Diluted Net Income Per Common Share Available to Common Stockholders	$0.37	$0.22
Basic and Diluted Income Per Share - Common C	$0.11	$0.06
Weighted Average Basic Shares Outstanding – Common Stockholders	5,978	5,901
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,106	6,029
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS AND SHARES IN THOUSANDS,EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$3,620	$1,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	982	415
Provision for bad debts	(94)	175
Compensatory element of stock issuances	19	—
Stock issued for costs and expenses	110	—
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivable(s)	(1,974)	(979)
Notes receivable	35	33
Costs and estimated earnings in excess of billings on uncompleted contracts	—	(30)
Inventories	(49)	(322)
Prepaid expenses and other current assets	210	6
Other assets	40	(24)
Increase (decrease) in operating liabilities, net:
Accounts payable	(58)	112
Other current liabilities	1,008	536
Customer advances	60	16
Other liabilities	(29)	(10)
Due to related medical practices	(1)	2
Income tax payable	(20)	(75)
Net cash provided by operating activities	3,859	1,633
Cash Flows from Investing Activities:
Purchases of property and equipment	(182)	(211)
Cost of patents	(47)	(36)
Net cash used in investing activities	(229)	(247)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(970)	(266)
Distributions to noncontrolling interests	(1,295)	(249)
Repayment of notes receivable from employee stockholders	2	2
Net cash used in financing activities	(2,263)	(513)
Net Increase in Cash and Cash Equivalents	1,367	873
Cash and Cash Equivalents - Beginning of Period	7,871	12,032
Cash and Cash Equivalents - End of Period	$9,238	$12,905

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS,EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed on October 15, 2013 for the fiscal year ended June 30, 2013.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the if converted method in calculating diluted income per share for the three months ended September 30, 2013 and 2012.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three months ended September 30, 2013 and 2012, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS,EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

	Three months ended September 30, 2013			Three months ended September 30, 2012
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$2,437	$2,277	$41	$1,452	$1,355	$25
Denominator: Weighted average shares outstanding	5,978	5,978	383	5,901	5,901	383
Basic income per common share	$0.41	$0.38	$0.11	$0.25	$0.23	$0.06
Diluted
Denominator: Weighted average shares outstanding		5,978	383		5,901	383
Stock options		—	—		—	—
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,106	383		6,029	383
Diluted income per common share		$0.37	$0.11		$0.22	$0.06

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

SEPTEMBER 30, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS,EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of September 30, 2013 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2013 or 2012, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifcations did not have any effect on reported consolidated net income for any periods presented.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS,EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 3 - ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Accounts Receivable, Medical Receivable and Management and Other Fees Receivable

Receivables, net is comprised of the following at September 30, 2013:

	Gross Receivable	Allowance for doubtful accounts	Net
Receivables from equipment sales and service contracts	$5,283	$257	$5,026
Receivables from equipment sales and service contracts - related party	$90	—	$90
Medical Receivable	$13,176	$4,624	$8,552
Management and other fees receivables	$21,076	$9,001	$12,075
Management and other fees receivables from related medical practices ("PC’s")	$3,146	$403	$2,743

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS,EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 3 - ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (Continued)

Management and Other Fees Receivable

The Company’s receivables from the related and non-related professional corporations (PC’s) substantially consist of fees outstanding under management agreements. Payment of the outstanding fees is dependent on collection by the PC’s of fees from third party medical reimbursement organizations, principally insurance companies and health management organizations.

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 51% and 38% of the PCs’ net revenues for the three months ended September 30, 2013 and 2012, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 13.9% and 20.7% of the consolidated net revenues for the three months ended September 30, 2013 and 2012, respectively.

Tallahassee Magnetic Resonance Imaging, PA, Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, PA (all related medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement.

The Company’s patient fee revenue, net of contractual allowances and discounts less the provision for bad debts for the three months ended September 30, 2013 and 2012 are summarized in the following table.

	For the Three Months Ended September 30,
	2013	2012
Commercial Insurance/ Managed Care	$1,100	$—
Medicare/Medicaid	379	—
Workers’ Compensation/Personal Injury	2,895	—
Other	1,453	—
Patient Fee Revenue, net of contractual allowances and discounts	5,827	—
Provision for Bad Debts	(2,040)	—
Net Patient Fee for Revenue	$3,787	$—

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS,EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

	September 30, 2013	June 30, 2013
Purchased parts, components and supplies	$1,811	$1,784
Work-in-process	315	293
TOTAL INVENTORIES	$2,126	$2,077

NOTE 5 - CUSTOMER ADVANCES

 Customer advances consist of the following as of September 30, 2013:

Total advances	$4,287
Less: Advances on contracts under construction	2,370
Total customer advances	$1,917

NOTE 6 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheet consist of the following:

	September 30, 2013	June 30, 2013
Capitalized software development costs	$7,669	$7,669
Patents and copyrights	4,241	4,194
Non-compete	4,100	4,100
Customer relationships	3,800	3,800
Gross Other intangible assets	19,810	19,763
Less: Accumulated amortization	8,202	7,859
Other Intangible Assets	$11,608	$11,904

Amortization of patents and copyrights for the three months ended September 30, 2013 and 2012 amounted to $44 and $41, respectively.

Amortization of capitalized software development costs for the three months ended September 30, 2013 and 2012 amounted to $109 and $85, respectively.

Amortization of non-compete for the three months ended September 30, 2013 and 2012 amounted to $146 and $0, respectively.

Amortization of customer relationships for the three months ended September 30, 2013 and 2012 amounted to $44 and $0, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS,EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 7 - OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

	September 30, 2013	June 30, 2013
Accrued salaries, commissions and payroll taxes	$922	$711
Accrued interest	117	117
Litigation accruals	849	809
Sales tax payable	2,924	2,859
Legal and other professional fees	507	569
Accounting fees	184	305
Insurance premiums	72	13
Interest and penalty - sales tax	2,376	2,322
Penalty - 401k plan	250	250
Rent	124	148
Other	686	533
TOTAL OTHER CURRENT LIABILITIES	$9,011	$8,636

NOTE 8 - STOCKHOLDERS EQUITY

During the three months ended September 30, 2013:

a)	The Company issued 3 shares of common stock to employees and consultants as compensation valued at $19 under a stock bonus plan.

b)	The Company issued 15 shares of common stock for costs and expenses of $110.

NOTE 9 - CONTROLLING AND NONCONTROLLING INTERESTS

On February 13, 2013 the Company entered into an agreement with outside investors to acquire a 50.5% controlling interest in a newly formed limited liability company, Health Diagnostics Management LLC (HDM). According to the February 13, 2013 LLC operating agreement of HDM there are two classes of members; Class A members and one Class B member. The Class A members have an ownership interest of 49.5% of HDM. The Class B member (HMCA) has an ownership of 50.5% of HDM. On all matters on which members may vote every member is entitled to cast the percentage of votes equal to their percentage of ownership interest. Profits and losses an all items of income, gain or loss, deductions or other allocations of the Company will be allocated among the members in the same proportions as their membership interests in the Company bear to all the Class A and Class B membership interests of the Company in the aggregate outstanding. All of the depreciation and amortization of the assets of the Company will be allocated solely to the Class A members, unless and until their interests have been redeemed by the Company in full pursuant to the provisions of the operating agreement. During March 2013 the Company contributed $20,200 to HDM and the group of outside investors contributed $19,800 for its non-controlling membership interest.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS,EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 9 - CONTROLLING AND NONCONTROLLING INTERESTS (Continued)

To fund its capital contribution the Company borrowed a total of $14,000 from a bank in the form of a term loan aggregating $11,000 and a revolving credit loan aggregating $3,000. The term loan is payable in 60 consecutive monthly installments, commencing September 1, 2013. The term loan bears interest at 4.75% per annum and is payable monthly. The revolving credit loan is due March 5, 2016. The Company can prepay the loan in whole or in part in multiples of $100 at any time without penalty. The revolving credit note bears interest at a rate of 4% per annum and is payable monthly. All borrowings under the loan agreements are collateralized by substantially all of the Company’s assets. The loan agreements also contain certain financial covenants that must be met on a periodic basis.

On March 5, 2013 HDM purchased from Health Diagnostics, LLC (“HD”) and certain of its subsidiaries, a business managing twelve (12) Stand-Up® MRI Centers and two (2) other scanning centers located in the States of New York and Florida for a total purchase price (including consideration of $1,500 to outside investors) aggregating $35,900. Concurrently with the acquisition, HDM entered into several consulting and non-competition agreements for a consideration of $4,100. The acquisition was accounted for using the purchase method in accordance with ASC 805, “Business Combinations”. The accompanying consolidated financial statements include the operations of HDM from the date of acquisition. The Company recognizes and measures goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date:

Management fee receivable	$6,667
Medical receivables	7,390
Prepaid expenses and other current assets	10
Property and equipment	14,913
Intangible assets	9,200
Goodwill	1,767
Other assets	333
Other current liabilities	(6)
Long term debt	(274)
Net assets acquired	$40,000

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS,EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 9 - CONTROLLING AND NONCONTROLLING INTERESTS (Continued)

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

	Fair Value
Non compete	$4,100	7 years
Customer relationships	3,800	20 years
Developed software	1,300	5 years
Total intangible assets	$9,200

The HDM acquisition operating results have been included within the Company’s condensed consolidated financial statements since the date of acquisition. The following unaudited pro forma information assumes that the acquisition had been completed as of July 1, 2012:

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012
Total Revenues - Net	$19,194
Net Income - Controlling Interests	4,698
Net Income Available to Common Stockholders	4,385
Net Income Available to Class A Non-Voting Preferred Stockholders	233
Net Income Available to Class C Common Stockholders	80
Basis Net Income Per Common Share Available to Common Stockholders	$0.74
Diluted Net Income Per Common Share Available to Common Stockholders	$0.73
Basic and Diluted Income Per Share - Common C	$0.21
Weighted Average Basic Shares Outstanding	5,901
Weighted Average Diluted Shares Outstanding	6,029
Weighted Average Basic and Diluted Shares Outstanding - Class C Common	383

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS,EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 10 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of diagnostic imaging centers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company’s 10-K as of June 30, 2013. All inter-segment sales are market-based. The Company evaluates performance based on income or loss from operations.

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Medical Equipment	Management Of Diagnostic Imaging Centers	Totals
For the three months ended Sept. 30, 2013
Net revenues from external customers	$2,568	$14,263	$16,831
Inter-segment net revenues	$495	$—	$495
Income from operations	$162	$3,891	$4,053
Depreciation and amortization	$108	$874	$982
Capital expenditures	$47	$182	$229
For the three months ended Sept. 30, 2012
Net revenues from external customers	$3,777	$5,734	$9,511
Inter-segment net revenues	$202	$—	$202
Income from operations	$227	$1,649	$1,876
Depreciation and amortization	$158	$257	$415
Capital expenditures	$71	$176	$247

 NOTE 11 - SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2013 and September 30, 2012, the Company paid $189 and $33 for interest, respectively. During the three months ended September 30, 2013 and September 30, 2012, the Company paid $120 and $147 for income taxes, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS,EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 12 -COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such actions, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2013.

Bonutti Research v. Fonar Corporation, Health Management Corporation of America, Health Diagnostics, LLC et al, was commenced on December 2, 2011. Bonutti Research filed a patent infringement action in the U.S. District Court for the Eastern District Court of New York, alleging that Fonar’s Upright® MRI scanners infringe plaintiff’s patent which relates to the moving of a patient into the scanner. Fonar believes plaintiff’s claims are without merit and further, that the patent is invalid. The parties made various motion related to discovery, but now have agreed in principal to settle the case for $150, payable by Fonar in four installments and certain licenses and covenants not to sue. The final settlement agreement is being drafted and negotiated. The $150 has been accrued as of September 30, 2013 in the Company’s condensed consolidated financial statements.

Bolt MRI Technologies v. Fonar Corporation, Health Management Corporation of America & Health Diagnostics, LLC, was commenced on July 22, 2013, when Bolt MRI Technologies filed an action against Fonar Corporation, Health Management Corporation of America and Health Diagnostics, LLC alleging infringement of the same patent which is the subject of the Bonutti case. Bolt alleged that the patent was assigned to Bolt. The settlement of the Bonutti case will cover this case as well.

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of September 30, 2013, the Company has recorded tax obligations of approximately $2,682 plus interest and penalties of approximately $2,376. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company has determined they may not be in compliance with the Department of Labor and Internal Revenue Service regulations concerning the requirements to file Form 5500 to report activity of its 401(k) Employee Benefit Plan. The filings do not require the Company to pay tax, however they may be subject to penalty for non-compliance. The Company has recorded provisions for any potential penalties totaling $250. The amount was the Company’s best estimate of potential penalties. Management is unable to determine the outcome of this uncertainty. The Company has engaged outside counsel to handle such matters to determine the necessary requirements to ensure compliance. On August 31, 2011, the Company submitted with the Internal Revenue Service a request for a compliance statement and a determination letter for our 401K plan. On December 9, 2011, the Internal Revenue Service issued a favorable determination letter on our 401K plan. The Company is still working with outside counsel to complete and file forms with the US Department of Labor.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS,EXCEPT PER SHARE AMOUNTS)

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

The Company netted a deferred tax asset of $2,936 and a deferred tax liability of $462 as of September 30, 2013, primarily relating to net operating loss carryforwards of approximately $142,788 available to offset future taxable income through 2030. The net operating losses begin to expire in 2019 for federal tax purposes and in 2013 for state income tax purposes.

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

NOTE 14 - SUBSEQUENT EVENTS

During the period from October 1, 2013 through October 31, 2013, the Company issued 5 shares of common stock for costs and expenses of $45 and 8 shares of common stock to consultants as compensation valued at $67 under a stock bonus plan. Options for 10 shares pursuant to the 2005 Incentive Stock Option Plan were exercised for $31.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the three month period ended September 30, 2013, we reported a net income of $3.6 million on revenues of $16.8 million as compared to net income of $1.8 million on revenues of $9.5 million for the three month period ended September 30, 2012. We recognized an operating income of $4.1 million for the three month period ended September 30, 2013 compared to an operating income of $1.9 million for the three month period ended September 30, 2012.

The revenue increase of 77%, from $9.5 million for the first three months of fiscal 2013 to $16.8 million for the first three months of fiscal 2014, was due to an increase in management fees by 82.7%, from $5.7 million for the three months of fiscal 2013 to $10.5 million for the first three months of fiscal 2014. In addition, our revenue included $3.8 million in net patient revenues for the first three months of fiscal 2014, compared to no patient revenues for the first three months of fiscal 2013. Patient revenues represent fees for services paid directly by patients to facilities owned by us. All patient revenues are derived from Florida facilities acquired from Health Diagnostics, LLC in the third quarter of fiscal 2013.

Service and repair fees, however, decreased 7.2% from $2.7 million for the first three months of fiscal 2013 to $2.5 million for the first three months of fiscal 2014, and revenues from product sales decreased 97.3%, from $1.0 million for the first three months of 2013 to $28,000 for the first three months of fiscal 2014.

The increase in our revenues was larger than the increase in our costs and expenses, and we recognized increased operating income of $4.1 million for the three months ended September 30, 2013 as compared to an operating income of $1.9 million for the three months ended September 30, 2012. The increase in costs and expenses of 67.4% from $7.6 million in the first three months of fiscal 2013 to $12.8 million in the first three months of fiscal 2014, was less than the increase in revenues of 77%, from $9.5 million in the first three months of fiscal 2013 to $16.8 million in the first three months of fiscal 2014.

Fonar’s wholly-owned subsidiary, Health Management Corporation of America (“HMCA”), is the controlling, but not sole owner of two limited liability companies, Imperial Management Services, LLC (“Imperial”) and Health Diagnostics Management (“HDM”), through which HMCA conducts its business. The outside investors are passive investors, and do not have the right to participate in the management of either company. For the sake of simplicity and to avoid confusion, HMCA, Imperial and HDM are, unless otherwise indicated, referred to as “HMCA” for all periods.

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

Results of Operations

We operate in two industry segments: the manufacture and servicing of medical (MRI) equipment, our traditional business, which is conducted directly by Fonar, and diagnostic facilities management services, which is conducted through HMCA and its subsidiaries.

Effective May 2, 2011, HMCA contributed all of its assets, liabilities and business to Imperial Management Services, LLC, which is controlled but not wholly-owned by HMCA. Imperial is conducting the business of HMCA utilizing the same facilities, equipment and personnel. This transaction did not result in a change of control or policy, but was solely a means to raise capital.

Effective March 5, 2013, HDM, in which HMCA has a 50.5% interest, acquired twelve (12) Stand-Up® MRI Centers and two (2) other scanning centers. The contribution of these new scanning centers to the operating results of the Company are included for the first quarter of fiscal 2014.

FONAR CORPORATION AND SUBSIDIARIES

Manufacturing and Service of MRI Equipment

For the three month period ended September 30, 2013, as compared to the three month period ended September 30, 2012, revenues from MRI product sales decreased 97.3% ($28,000 compared to $1.0 million). Continuing tight credit and world-wide economic uncertainty have depressed the market for our MRI products, which in the overwhelming majority of cases are purchased on credit. Costs related to product sales decreased 95.5% from $1.1 million for the first three months of fiscal 2013 to $48,000 for the first three months of fiscal 2014, which corresponds to the decrease in product sales.

Service revenues for the three month period ended September 30, 2013 as compared to the three month period ended September 30, 2012 decreased 7.2% ($2.5 million compared to $2.7 million). We anticipate that service revenues will be essentially stable as warranties on installed scanners expire and the customers enter into service agreements.

Costs related to providing service for the first quarter decreased by 37% from $874,000 in the first quarter of fiscal 2013 to $550,000 in fiscal 2014. We believe that an important factor in controlling our service costs is our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis, and to detect and repair any irregularities before more serious problems result.

There were approximately $229,000 in foreign revenues for the first three months of fiscal 2014 as compared to approximately $265,000 in foreign revenues for the first three months of fiscal 2013, representing a decrease in foreign revenues of 13.6%. We do not regard this as a material trend, but as part of a normal variation resulting from low volumes of foreign sales.

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

FONAR CORPORATION AND SUBSIDIARIES

Revenues for the medical equipment segment as a whole decreased by 32% to $2.6 million for the first three months of fiscal 2014 from $3.8 million for the first three months of fiscal 2013. Operating results for our medical equipment segment decreased to an operating income of $162,000 for the first quarter of fiscal 2014 as compared to an operating income of $227,000 for the first quarter of 2013.

Diagnostic Facilities Management Services

Trends in the first three months of fiscal 2014 show a continuing increase in management and other fee revenues, in contrast to the decline in product sales revenues and product service and repair fees.

HMCA revenues, increased in the first quarter of fiscal 2014 by 148.7% to $14.3 million from $5.7 million for the first quarter of fiscal 2013. This dramatic increase is primarily due to the acquisition by HDM of an existing scanning center management business. This acquisition also accelerates the increase in the percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment (84.7% for the first three months of fiscal 2014 compared to 60.3% for the first three months of fiscal 2013). In addition to the acquisition by HMCA of a 50.5% interest in HDM, the increase in HMCA revenues was the result of increased marketing efforts for the scanning centers and the opening of a new center.

On February 13, 2013 the Company entered into an agreement with outside investors to acquire a 50.5% controlling interest in a newly formed limited liability company, HDM. During March 2013 the Company contributed $20,200,000 to HDM and the group of outside investors contributed $19,800,000 for its non-controlling membership interest.

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

FONAR CORPORATION AND SUBSIDIARIES

On March 5, 2013 HDM purchased from Health Diagnostics, LLC (“HD”) and certain of HD’s subsidiaries, a business managing twelve (12) Stand-Up® MRI Centers and two (2) other scanning centers located in the States of New York and Florida for a total purchase price (including consideration of $1.5 million to outside investors) aggregating $35.9 million. Concurrently with the acquisition, HDM entered into several consulting and non-competition agreements for a consideration of $4.1 million.

We now manage twenty-five sites, twenty-three of which are equipped with Fonar Upright® MRI scanners (our Stand-Up® MRI Scanners are also called Upright® MRI Scanners). HMCA experienced an operating income of $3.9 million for the first three months of fiscal 2014 compared to operating income of $1.6 million for the first three months of fiscal 2013. The greater operating income was due primarily to the acquisition of HDM.

HMCA cost of revenues for the first three months of fiscal 2014 as compared to the first three months of fiscal 2013 increased by 172.5% from $3.0 million to $8.1 million. HMCA’s cost of revenues includes expenditures we have been making to improve HMCA revenues through our marketing efforts, which focus on the unique capability of our Upright® MRI Scanners to scan patients in different positions.

Revenues, costs and expenses for the three month period ended September 30, 2013 attributable to the HDM acquisition include revenues of $9.2 million, and costs and expenses of $6.6 million.

Consolidated

The increase in our consolidated net revenues of 77% from $9.5 million in the first quarter of fiscal 2013 to $16.8 million in the first quarter of fiscal 2014 was coupled with a increase of 67.4% in total costs and expenses from $7.6 million in the first quarter of fiscal 2013 compared to $12.8 million in the first quarter of fiscal 2014. As a result, our income from operations increased to $4.1 million in the first quarter of fiscal 2014 from $1.9 million in the first quarter of fiscal 2013.

Selling, general and administrative expenses increased by 68.9% to $3.7 million in the first three months of fiscal 2014 from $2.2 million in the first three months of fiscal 2013. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, was $19,000 for the first three months of fiscal 2014 and $0 for the first three months of fiscal 2013.

Research and development expenses increased by 19.7% to $395,000 for the first three months of fiscal 2014 as compared to $330,000 for the first three months of fiscal 2013.

FONAR CORPORATION AND SUBSIDIARIES

Interest expense in the first three months of fiscal 2014 increased by 219.7% to $243,000 from $76,000 in the first three months of fiscal 2013. The increase was due to the additional debt for the acquisition of HDM.

Inventories remained constant at $2.1 million at September 30, 2013 and at June 30, 2013. This represents our purchase of raw materials and components which have not yet been used to fill orders.

Management fee and medical receivables increased by 6.4% to $23.4 million at September 30, 2013 from $22.0 million at June 30, 2013. This increase is primarily the result of the receivables acquired by HDM in connection with the purchase of the businesses managing fourteen (14) scanning centers from HD.

The overall trends reflected in the results of operations for the first three months of fiscal 2014 are an increase in revenues from management and other fees, as compared to the first three months of fiscal 2013 ($10.5 million for the first three months of fiscal 2014 as compared to $5.7 million for the first three months of fiscal 2013), and a decrease in MRI equipment segment revenues both absolutely ($2.6 million as compared to $3.8 million) and as compared to HMCA revenues. Revenues were $2.6 million or 15.3% from the MRI equipment segment as compared to $14.3 million or 84.7% from HMCA, for the first three months of fiscal 2014, as compared to $3.8 million or 39.7% from the MRI equipment segment and $5.7 million or 60.3%, from HMCA, for the first three months of fiscal 2013.

On March 23, 2010, President Obama signed into law healthcare reform legislation in the form of the Patient Protection and Affordable Care Act (PPACA). The implementation of this law could have a profound impact on the healthcare industry. Although PPACA remains the subject of significant debate, the Act has been held constitutional by the United States Supreme Court, and there is no indication that the Act will be repealed or substantially modified in the foreseeable future. We are unable to predict how the legislative mandates contained in PPACA and the regulations will affect our MRI equipment segment or HMCA in practice.

We are committed to improving our operating results. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, including the availability of credit, payor reimbursement rates and policies, and unexpected expenditures or the timing of such expenditures, make it problematical to forecast future operating results. We believe we are pursuing the correct policies which should prove successful in improving the Company’s operating results.

FONAR CORPORATION AND SUBSIDIARIES

Our Upright® MRI (also referred to as the Stand-Up® MRI), and Fonar-360™ MRI scanner, together with our works-in-progress, are intended to significantly improve our competitive position.

The Upright® MRI scanner, which operates at 6000 gauss (.6 Tesla) field strength, allows patients to be scanned while standing, sitting, reclining and in multiple flexion and extension positions. It is common in visualizing the spine that abnormalities are visualized in some positions and not others. This enables surgical corrections that heretofore would be unaddressable for lack of visualizing the symptom causing the pathology. A floor-recessed elevator brings the patient to the height appropriate for the targeted image region. A custom-built adjustable bed will allow patients to sit or lie on their backs, sides or stomachs at any angle. Full-range-of-motion studies of the joints in virtually any direction are possible and another promising feature for sports injuries.

Fonar has announced a major diagnostic breakthrough in multiple sclerosis achieved with advanced Upright® MRI. Medical researchers at FONAR published a paper reporting a diagnostic breakthrough in multiple sclerosis (MS), based on observations made possible by the Company’s unique Upright® Multi-Position™ MRI scanner. The findings reveal that the cause of multiple sclerosis may be biomechanical and related to earlier trauma to the neck, which can result in obstruction of the flow of cerebrospinal fluid (CSF), which is produced and stored in the central anatomic structures of the brain known as the ventricles. Since the ventricles produce a large volume of CSF each day (500 cc), the obstruction can result in a build up of pressure within the ventricles, resulting in leakage of the CSF into the surrounding brain tissue. This leakage could be responsible for generating the brain lesions of multiple sclerosis.

The paper, titled “The Possible Role of Cranio-Cervical Trauma and Abnormal CSF Hydrodynamics in the Genesis of Multiple Sclerosis," appears in the of the journal Physiological Chemistry and Physics and Medical NMR (Sept. 20, 2011).

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

FONAR CORPORATION AND SUBSIDIARIES

A combined study of 1,200 neck pain patients published in “Brain Injury” (July 2010) by eight university medical centers reported that cerebellar tonsil ectopia (CTE) of 1mm or greater was found and visualized 2.5 times (250%) more frequently when patients who had sustained automobile whiplash injuries were scanned upright rather than lying down.

The Upright® MRI has also demonstrated its value for patients suffering from scoliosis. Scoliosis patients have been typically subjected to routine x-ray exams for years and must be imaged upright for an adequate evaluation of their scoliosis. Because the patient must be standing for the exam, an x-ray machine has been the only modality that could provide that service. The Upright® MRI is the only MRI scanner which allows the patient to stand during the MRI exam. Fonar has developed an RF receiver and scanning protocol that for the first time allows scoliosis patients to obtain diagnostic pictures of their spines without the risks of x-rays. A study by the National Cancer Institute (2000) of 5,466 women with scoliosis reported a 70% increase in breast cancer resulting from 24.7 chest x-rays these patients received on the average in the course of their scoliosis treatment. The Upright® MRI examination of scoliosis enables the needed imaging evaluation of the degree of spine scoliosis without exposing the patient to the risk of breast cancer from x-radiation. Currently scoliosis affects more than 3,000,000 American women.

In addition, the University of California, Los Angeles (UCLA) reported their results of their study of 1,302 patients utilizing the Fonar Upright® MRI at the 22nd Annual Meeting of the North American Spine Society on October 23, 2007. The UCLA study showed the superior ability of the Fonar Upright® MRI to detect spine pathology, including spondylolisthesis, disc herniations and disc degneration, as compared to visualizations of the spine produced by traditional single position static MRIs.

The UCLA study by MRI of 1,302 back pain patients when they were in the Fonar Upright® MRI and examined in a full range of flexion and extension positions made possible by Fonar’s new Upright® technology established that significant “misses” of pathology were occurring with static single position MRI imaging. At L4-5, the vertebral level responsible for 49.8% of lumbar disc herniations, 35.1% of the spondylolistheses (vertebral instabilities) visualized by the Upright® MRI, were being missed by static single position MRI (510 patients). Since this vertebral segment is responsible for the majority of all disc herniations, the finding may reveal a significant cause of failed back surgeries. The UCLA study further showed the “miss-rate” of vertebral instabilities by static only MRI was even higher, 38.7%, at the L3-4 vertebral segment. Additionally, the UCLA study showed that MRI examinations of the cervical spine that did not perform extension images of the neck “missed” disc bulges 23.75% of the time (163 patients).

FONAR CORPORATION AND SUBSIDIARIES

The UCLA study further reported that they were able to quantitatively measure the dimensions of the central spinal canal with the “highest accuracy” using the FONAR Upright®, MRI thereby enabling the extent of spinal canal stenosis that existed in patients to be measured. Spinal canal stenosis gives rise to the symptom complex intermittent neurogenic claudication manifest as debilitating pain in the back and lower extremities, weakness and difficulties in ambulation and leg paresthesias. Spinal canal stenosis is a spinal compression syndrome separate and distinct from the more common nerve compression syndrome of the spinal nerves as they exit the vertebral column through the bony neural foramen.

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

The Fonar 360™ is an enlarged room sized magnet in which the floor, ceiling and walls of the scan room are part of the magnet frame. This is made possible by Fonar’s patented Iron-Frame™ technology which allows the Company’s engineers to control, contour and direct the magnet’s lines of flux in the patient gap where wanted and almost none outside of the steel of the magnet where not wanted. Consequently, this scanner allows physicians to walk inside the magnet and achieve 360 degree access to the patient.

Liquidity and Capital Resources

Cash and cash equivalents increased by 17.4% from $7.9 million at June 30, 2013 to $9.2 million at September 30, 2013, primarily as a result of revenue generated by the acquisition of fourteen (14) scanning centers acquired by HDM.

Cash provided by operating activities for the first three months of fiscal 2014 was $3.9 million. Cash provided by operating activities was attributable to net income of $3.6 million, an increase of other current liabilities of $1.0 million, depreciation and amortization of $982,000, provision for bad debt of $1.9 million, offset by an increase in accounts, management fee and medical receivables of $4.0 million.

Cash used in investing activities for the first three months of fiscal 2014 was $229,000. The principal uses of cash used in investing activities during the first three months of fiscal 2014 consisted of patent costs of $47,000, and the purchase of property and equipment of $182,000.

FONAR CORPORATION AND SUBSIDIARIES

Cash used by financing activities for the first three months of fiscal 2014 was $2.3 million. The principal uses of cash in financing activities during the first three months of fiscal 2014 were the repayment of principal on long-term debt and capital lease obligations of $970,000, along with distributions to non-controlling interests of $1.3 million.

Total liabilities decreased slightly by .02% to $35.3 million at September 30, 2013 from $35.4 million at June 30, 2013. Other current liabilities increased from $8.6 million at June 30, 2013 to $9.0 million at September 30, 2013 along with a decrease in long-term debt and capital leases from $12.9 million at June 30, 2013 to $11.6 million at September 30, 2013, an increase in the current portion of our long term debt from $2.9 million at June 30, 2013 to $3.2 million at September 30, 2013. Unearned revenue on service contracts increased to $5.6 million at September 30, 2013 as compared to $5.0 million at June 30, 2013.

As of September 30, 2013, the total of $9.0 million in other current liabilities included accrued salaries and payroll taxes of $922,000, and sales taxes of $2.9 million plus accrued interest and penalties of $2.4 million.

Our working capital increased to $18.8 million at September 30, 2013 from $16.7 million at June 30, 2013. This resulted from an increase in current assets ($37.9 million at June 30, 2013 as compared to $41.1 million at September 30, 2013), and a smaller increase in current liabilities from $21.1 million at June 30, 2013 to $22.4 million at September 30, 2013.

Fonar has not committed to making any significant capital expenditures for the remainder of the 2014 fiscal year.

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

The Company continues to focus its efforts on increased marketing campaigns to strengthen the demand for its products and services. Management is seeking to promote wider market recognition of Fonar’s scanner products, and increase demand for Upright® scanning at the facilities HMCA manages. Given the liquidity and credit constraints in the markets, the sale of medical equipment has and may continue to suffer.

FONAR CORPORATION AND SUBSIDIARIES

Management anticipates that Fonar’s capital resources will improve if (1) Fonar’s MRI scanner products gain wider market recognition and acceptance resulting in increased product sales, (2) service and maintenance revenues increase as warranties on scanners expire and (3) HMCA revenues are increased through the Company’s vigorous marketing efforts, the installation of more HMCA managed Upright® MRI scanners and HDM’s acquisition of fourteen (14) additional scanning centers. If our marketing efforts to increase revenues fail, and we are unable to raise debt or equity capital, we will experience a shortfall in cash, and it will be necessary to reduce operating expenses to attempt to avoid the need to curtail our operations. Current economic, credit and political conditions have contributed to a challenging business environment for our company. The precise impact of these conditions can not be fully predicted. There can be no assurance that we would be able to secure additional funds if needed.

The Company believes that its business plan has been responsible for the past two consecutive fiscal years of profitability (fiscal 2013 and fiscal 2012) and that its capital resources will be adequate to support operations at current levels through September 30, 2014. The Company also has experienced, however, periods of working capital deficits and prior to fiscal 2011, losses. The future effects on our business of healthcare reform legislation, the Deficit Reduction Act, the tax on sales of medical equipment, and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

FONAR CORPORATION AND SUBSIDIARIES

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the three months ended September 30, 2013, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls, during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FONAR CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1 -	Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2013, except with respect to the following matters.

Bonutti Research v. Fonar Corporation, Health Management Corporation of America, Health Diagnostics, LLC et al, was commenced on December 2, 2011. Bonutti Research filed a patent infringement action in the U.S. District Court for the Eastern District Court of New York, alleging that Fonar’s Upright® MRI scanners infringe plaintiff’s patent which relates to the moving of a patient into the scanner. Fonar believes plaintiff’s claims are without merit and further, that the patent is invalid. The parties made various motion related to discovery, but now have agreed in principal to settle the case for $150,000, payable by Fonar in four installments and certain licenses and covenants not to sue. The final settlement agreement is being drafted and negotiated.

Bolt MRI Technologies v. Fonar Corporation, Health Management Corporation of America & Health Diagnostics, LLC, was commenced on July 22, 2013, when Bolt MRI Technologies filed an action against Fonar Corporation, Health Management Corporation of America and Health Diagnostics, LLC alleging infringement of the same patent which is the subject of the Bonutti case. Bolt alleged that the patent was assigned to Bolt. The settlement of the Bonutti case will cover this case as well.

Item 1A -	Risk Factors: Not required. We are a smaller reporting company.
Item 2 -

Unregistered Sales of Equity Securities and Use of Proceeds:

As part of our settlement agreement with the Golden Triangle Company, we issued 15,000 shares of unregistered restricted common stock. As such, there were no proceeds from the transaction

Item 3 -	Defaults Upon Senior Securities: None
Item 4 -	Mine Safety Disclosure: Not Applicable
Item 5 -	Other Information: None
Item 6 -

Exhibits and Reports on Form 8-K:

a)    Exhibit 31.1 Certification. See Exhibits

b)    Exhibit 32.1 Certification. See Exhibits

c)    Report on Form 8-K filed on October 13, 2013, Item 2.02: Results of Operations and Financial Condition for the fiscal year ended June 30, 2013.

FONAR CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FONAR CORPORATION

(Registrant)

By: /s/ Raymond V. Damadian

V. Damadian

President & Chairman

Dated: November 14, 2013