Form 10-Q
period 2013-12-31
FONAR CORP
filed 2014-02-18
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at January 31, 2014
Common Stock, par value $.0001	6,025,075
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

ASSETS

	December 31, 2013	June 30, 2013 *
Cash and cash equivalents	$9,425	$7,871
Accounts receivable – net	5,359	4,444
Accounts receivable - related party	60	—
Medical receivable - net	8,884	8,126
Management and other fees receivable – net	12,347	11,466
Management and other fees receivable – related medical practices – net	2,985	2,382
Inventories	2,562	2,077
Prepaid expenses and other current assets	1,901	1,500
Total Current Assets	43,523	37,866
Property and equipment – net	16,538	17,524
Goodwill	1,767	1,767
Other intangible assets – net	11,271	11,904
Deferred income tax asset	2,936	2,936
Other assets	1,050	1,154
Total Assets	$77,085	$73,151

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2013	June 30, 2013 *
Current Liabilities:
Current portion of long-term debt and capital leases	$3,048	$2,886
Accounts payable	2,941	2,752
Other current liabilities	9,401	8,636
Unearned revenue on service contracts	5,725	4,965
Unearned revenue on service contracts - related party	55	—
Customer advances	2,041	1,858
Income tax payable	—	20
Total Current Liabilities	23,211	21,117
Long-Term Liabilities:
Due to related medical practices	229	231
Long-term debt and capital leases, less current portion	10,530	12,887
Deferred income tax liability	462	462
Other liabilities	596	654
Total Long-Term Liabilities	11,817	14,234
Total Liabilities	35,028	35,351

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	December 31, 2013	June 30, 2013 *
STOCKHOLDERS' EQUITY:
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at December 31, 2013 and June 30, 2013, 313 issued and outstanding at December 31, 2013 and June 30, 2013	—	—
Preferred stock $.001 par value; 567 shares authorized at December 31, 2013 and June 30, 2013, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at December 31, 2013 and June 30, 2013, 6,022 and 5,981 issued at December 31, 2013 and June 30, 2013, respectively; 6,010 and 5,969 outstanding at December 31, 2013 and June 30, 2013, respectively	1	1
Class B Common Stock (10 votes per share) $ .0001 par value; 227 shares authorized at December 31, 2013 and June 30, 2013, .146 issued and outstanding at December 31, 2013 and June 30, 2013	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at December 31, 2013 and June 30, 2013, 383 issued and outstanding at December 31, 2013 and June 30, 2013	—	—
Paid-in capital in excess of par value	174,770	174,499
Accumulated deficit	(155,075)	(159,655)
Notes receivable from employee stockholders	(42)	(55)
Treasury stock, at cost - 12 shares of common stock at December 31, 2013 and June 30, 2013	(675)	(675)
Total Fonar Corporation Stockholder Equity	18,979	14,115
Non controlling interests	23,078	23,685
Total Stockholders' Equity	42,057	37,800
Total Liabilities and Stockholders' Equity	$77,085	$73,151

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
REVENUES	2013	2012
Product sales – net	$755	$1,080
Service and repair fees – net	2,548	2,765
Service and repair fees – related parties - net	28	28
Patient fee revenue, net of contractual allowances and discounts	5,894	—
Provision for bad debts for patient fee	(2,223)	—
Management and other fees – net	8,274	3,775
Management and other fees – related medical practices – net	2,333	1,965
Total Revenues – Net	17,609	9,613
COSTS AND EXPENSES
Costs related to product sales	631	904
Costs related to service and repair fees	587	894
Costs related to service and repair fees – related parties	6	9
Costs related to patient fee revenue	2,028	—
Costs related to management and other fees	5,190	2,235
Costs related to management and other fees – related medical practices	1,270	852
Research and development	374	320
Selling, general and administrative	4,352	2,352
Provision for bad debts	(124)	325
Total Costs and Expenses	14,314	7,891
Income From Operations	3,295	1,722
Interest Expense	(237)	(103)
Investment Income	60	60
Other Expense	—	(4)
Income Before Provision for Income Taxes and Non Controlling Interests	3,118	1,675
Provision for Income Taxes	70	55
Net Income	3,048	1,620
Net Income - Non Controlling Interests	(905)	(271)
Net Income - Controlling Interests	$2,143	$1,349
Net Income Available to Common Stockholders	$2,003	$1,259
Net Income Available to Class A Non-Voting Preferred Stockholders	$104	$67
Net Income Available to Class C Common Stockholders	$36	$23
Basic Net Income Per Common Share Available to Common Stockholders	$0.33	$0.21
Diluted Net Income Per Common Share Available to Common Stockholders	$0.33	$0.21
Basic and Diluted Income Per Share – Common C	$0.09	$0.06
Weighted Average Basic Shares Outstanding – Common Stockholders	6,006	5,926
Weighted Average Diluted Shares Outstanding	6,133	6,054
Weighted Average Basic Shares Outstanding – Class C	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2013	2012
REVENUES
Product sales – net	$783	$2,121
Service and repair fees – net	5,060	5,474
Service and repair fees – related parties - net	55	55
Patient fee revenue, net of contractual allowances and discounts	11,721	—
Provision for bad debts for patient fee	(4,262)	—
Management and other fees – net	16,417	7,544
Management and other fees – related medical practices – net	4,666	3,930
Total Revenues – Net	34,440	19,124
COSTS AND EXPENSES
Costs related to product sales	678	1,959
Costs related to service and repair fees	1,131	1,760
Costs related to service and repair fees – related parties	12	18
Costs related to patient fee revenue	3,877	—
Costs related to management and other fees	10,264	4,406
Costs related to management and other fees – related medical practices	2,490	1,669
Research and development	769	650
Selling, general and administrative	8,089	4,564
Provision for bad debts	(218)	500
Total Costs and Expenses	27,092	15,526
Income From Operations	7,348	3,598
Interest Expense	(480)	(179)
Investment Income	121	120
Other Expense	(151)	(13)
Income Before Provision for Income Taxes and Non Controlling Interests	6,838	3,526
Provision for Income Taxes	170	127
Net Income	6,668	3,399
Net Income - Non Controlling Interests	(2,088)	(598)
Net Income - Controlling Interests	$4,580	$2,801
Net Income Available to Common Stockholders	$4,280	$2,616
Net Income Available to Class A Non-voting Preferred Stockholders	$223	$138
Net Income Available to Class C Common Stockholders	$77	$47
Basic Net Income Per Common Share Available to Common Stockholders	$0.71	$0.44
Diluted Net Income Per Common Share Available to Common Stockholders	$0.70	$0.43
Basic and Diluted Income Per Share – Common C	$0.20	$0.12
Weighted Average Basic Shares Outstanding	5,992	5,914
Weighted Average Diluted Shares Outstanding	6,120	6,041
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$6,668	$3,399
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,954	810
Provision for bad debts	4,044	500
Stock issued for costs and expenses	155	—
Compensatory element of stock issuances	86	147
Stock option exercised	31	—
(Increase) decrease in operating assets, net:
Accounts, management fee and medical receivable(s)	(7,261)	(1,773)
Notes receivable	60	67
Costs and estimated earnings in excess of billings on uncompleted contracts	(609)	382
Inventories	(485)	(44)
Prepaid expenses and other current assets	210	(44)
Other assets	42	(23)
Increase (decrease) in operating liabilities, net:
Accounts payable	189	(94)
Other current liabilities	1,580	602
Customer advances	183	257
Other liabilities	(58)	(22)
Due to related medical practices	(2)	1
Income tax payable	(20)	(100)
Net cash provided by operating activities	6,767	4,065
Cash Flows from Investing Activities:
Purchases of property and equipment	(277)	(276)
Cost of patents	(58)	(62)
Net cash used in investing activities	(335)	(338)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(2,195)	(514)
Distributions to non controlling interests	(2,696)	(497)
Repayment of notes receivable from employee stockholders	13	12
Net cash used in financing activities	(4,878)	(999)
Net Increase in Cash and Cash Equivalents	1,554	2,728
Cash and Cash Equivalents – Beginning of Period	7,871	12,032
Cash and Cash Equivalents - End of Period	$9,425	$14,760

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2013, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on October 15, 2013 for the fiscal year ended June 30, 2013.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share

Basic earnings per share (“EPS”) is computed based on weighted average number of shares common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the three and six months ended December 31, 2013 and December 31, 2012.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and six months ended December 31, 2013 and December 31, 2012, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

	Three months ended December 31, 2013			Three months ended December 31, 2012
Basic	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$2,143	$2,003	$36	$1,349	$1,259	$23
Denominator:
Weighted average shares outstanding	6,006	6,006	383	5,926	5,926	383
Basic income per common share	$0.36	$0.33	$0.09	$0.23	$0.21	$0.06
Diluted Denominator:
Weighted average shares outstanding		6,006	383		5,926	383
Stock options		—	—		—	—
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,133	383		6,054	383
Diluted income per common share		$0.33	$0.09		$0.21	$0.06

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

	Six months ended December 31, 2013			Six months ended December 31, 2012
Basic	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$4,580	$4,280	$77	$2,801	$2,616	$47
Denominator:
Weighted average shares outstanding	5,992	5,992	383	5,914	5,914	383
Basic income per common share	$0.76	$0.71	$0.20	$0.47	$0.44	$0.12
Diluted Denominator:
Weighted average shares outstanding		5,992	383		5,914	383
Stock options		—	—		—	—
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,120	383		6,042	383
Diluted income per common share		$0.70	$0.20		$0.43	$0.12

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

DECEMBER 31, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of December 31, 2013 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2013 or 2012, and it does not believe that any of those pronouncements will have a significant impact on our condensed consolidated financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifcations did not have any effect on reported consolidated net income for any periods presented.

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at December 31, 2013:

	Gross Receivable	Allowance for doubtful accounts	Net
Receivables from equipment sales and service contracts	$5,616	$257	$5,359
Receivables from equipment sales and service contracts - related party	$60	$—	$60
Medical Receivable	$15,731	$6,847	$8,884
Management and other fees receivables	$21,224	$8,877	$12,347
Management and other fees receivables from related medical practices ("PC’s")	$3,388	$403	$2,985

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (Continued)

Receivables, net is comprised of the following at June 30, 2013:

	Gross Receivable	Allowance for doubtful accounts	Net
Receivables from equipment sales and service contracts	$4,701	$257	$4,444
Receivables from equipment sales and service contracts - related party	$—	$—	$—
Medical Receivable	$10,711	$2,585	$8,126
Management and other fees receivables	$20,561	$9,095	$11,466
Management and other fees receivables from related medical practices ("PC’s")	$2,785	$403	$2,382

The Company's customers are concentrated in the healthcare industry.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (Continued)

Management and Other Fees Receivable (Continued)

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 49% and 36% of the PCs’ net revenues for the three months ended December 31, 2013 and 2012, respectively, were derived from no-fault and personal injury protection claims. Approximately 50% and 37% of the PCs’ net revenues for the six months ended December 31, 2013 and 2012, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 13.2% and 20.4% of the consolidated net revenues for the three months ended December 31, 2013 and 2012, respectively. Net revenues from management and other fees charged to the related PCs accounted for approximately 13.5% and 20.6% of the consolidated net revenues for the six months ended December 31, 2013 and 2012, respectively.

Tallahassee Magnetic Resonance Imaging, PA, Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, PA (all related medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement.

The Company’s patient fee revenue, net of contractual allowances and discounts less the provision for bad debts for the three and six months ended December 31, 2013 and 2012 are summarized in the following tables.

	For the Three Months Ended December 31,
	2013	2012
Commercial Insurance/ Managed Care	$1,011	$—
Medicare/Medicaid	439	—
Workers' Compensation/Personal Injury	3,455	—
Other	989	—
Patient Fee Revenue, net of contractual allowances and discounts	5,894	—
Provision for Bad Debts	(2,223)	—
Net Patient Fee for Revenue	$3,671	$—

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (Continued)

Management and Other Fees Receivable (Continued)

	For the Six Months Ended December 31,
	2013	2012
Commercial Insurance/ Managed Care	$2,111	$—
Medicare/Medicaid	818	—
Workers' Compensation/Personal Injury	6,350	—
Other	2,442	—
Patient Fee Revenue, net of contractual allowances and discounts	11,721	—
Provision for Bad Debts	(4,262)	—
Net Patient Fee for Revenue	$7,459	$—

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

	December 31, 2013	June 30, 2013
Purchased parts, components and supplies	$2,247	$1,784
Work-in-process	315	293
Total Inventories	$2,562	$2,077

NOTE 5 – CUSTOMER ADVANCES

Customer advances consist of the following as of December 31, 2013:

	December 31, 2013	June 30, 2013
Total Advances	$4,484	$4,228
Less: Advances on contracts under construction	2,443	2,370
Total customer advances	$2,041	$1,858

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheet consist of the following:

	December 31, 2013	June 30, 2013
Capitalized software development costs	$7,669	$7,669
Patents and copyrights	4,251	4,194
Non-compete	4,100	4,100
Customer relationships	3,800	3,800
Gross Other intangible assets	19,820	19,763
Less: Accumulated amortization	8,549	7,859
Other Intangible Assets	$11,271	$11,904

Amortization of patents and copyrights for the three months ended December 31, 2013 and 2012 amounted to $45 and $42, respectively.

Amortization of capitalized software development costs for the three months ended December 31, 2013 and 2012 amounted to $108 and $65, respectively.

Amortization of non-compete for the three months ended December 31, 2013 and 2012 amounted to $147 and $0, respectively.

Amortization of customer relationships for the three months ended December 31, 2013 and 2012 amounted to $48 and $0, respectively.

Amortization of patents and copyrights for the six months ended December 31, 2013 and 2012 amounted to $89 and $83, respectively.

Amortization of capitalized software development costs for the six months ended December 31, 2013 and 2012 amounted to $217 and $150, respectively.

Amortization of non-compete for the six months ended December 31, 2013 and 2012 amounted to $293 and $0, respectively.

Amortization of customer relationships for the six months ended December 31, 2013 and 2012 amounted to $92 and $0, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

	December 31, 2013	June 30, 2013
Accrued salaries, commissions and payroll taxes	$859	$711
Accrued interest	117	117
Litigation accruals	849	809
Sales tax payable	2,931	2,859
Legal and other professional fees	431	569
Accounting fees	148	305
Insurance premiums	105	13
Interest and penalty - sales tax	2,440	2,322
Penalty - 401k plan	250	250
Purchase scanners	575	—
Rent	115	148
Other	581	533
Total Other Current Liabilities	$9,401	$8,636

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

During the three months ended December 31, 2013:

a) The Company issued 8 shares of common stock to employees and consultants as compensation valued at $67 under a stock bonus plan.

b) The Company issued 5 shares of common stock for costs and expenses of $45.

c) Options for 10 shares of common stock pursuant to the 2005 Incentive Stock Option Plan were exercised for $31.

During the six months ended December 31, 2013:

a) The Company issued 11 shares of common stock to employees and consultants as compensation valued at $86 under a stock bonus plan.

b) The Company issued 20 shares of common stock for costs and expenses of $155.

c) Options for 10 shares of common stock pursuant to the 2005 Incentive Stock Option Plan were exercised for $31.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 9 – CONTROLLING AND NONCONTROLLING INTERESTS (Continued)

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

The HDM acquisition operating results have been included within the Company’s condensed consolidated financial statements since the date of acquisition. The following unaudited pro forma information assumes that the acquisition had been completed as of July 1, 2012:

	FOR THE THREE MONTHS ENDED DECEMBER 31, 2012	FOR THE SIX MONTHS ENDED DECEMBER 31, 2012
Total Revenues - Net	$17,896	$37,090
Net Income - Controlling Interests	796	2,856
Net Income Available to Common Stockholders	743	2,667
Net Income Available to Class A Non-Voting Preferred Stockholders	39	141
Net Income Available to Class C Common Stockholders	14	48
Basis Net Income Per Common Share Available to Common Stockholders	$0.13	$0.45
Diluted Net Income Per Common Share Available to Common Stockholders	$0.12	$0.44
Basic and Diluted Income Per Share - Common C	$0.04	$0.13
Weighted Average Basic Shares Outstanding	5,926	5,901
Weighted Average Diluted Shares Outstanding	6,054	6,029
Weighted Average Basic and Diluted Shares Outstanding - Class C Common	383	383

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Medical Equipment	Management Of Diagnostic Imaging Centers	Totals
For the three months ended December 31, 2013
Net revenues from external customers	$3,331	$14,278	$17,609
Inter-segment net revenues	$495	$—	$495
(Loss) Income from operations	$(31)	$3,326	$3,295
Depreciation and amortization	$60	$912	$972
Capital expenditures	$26	$80	$106

For the three months ended December 31, 2012
Net revenues from external customers	$3,873	$5,740	$9,613
Inter-segment net revenues	$203	$—	$203
Income from operations	$241	$1,481	$1,722
Depreciation and amortization	$137	$258	$395
Capital expenditures	$37	$54	$91

For the six months ended December 31, 2013
Net revenues from external customers	$5,898	$28,542	$34,440
Inter-segment net revenues	$990	$—	$990
Income from operations	$131	$7,217	$7,348
Depreciation and amortization	$218	$1,736	$1,954
Capital expenditures	$73	$262	$335

For the six months ended December 31, 2012
Net revenues from external customers	$7,650	$11,474	$19,124
Inter-segment net revenues	$405	$—	$405
Income from operations	$468	$3,130	$3,598
Depreciation and amortization	$295	$515	$810
Capital expenditures	$108	$230	$338

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 11– SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended December 31, 2013 and December 31, 2012, the Company paid $361 and $63 for interest, respectively.

During the six months ended December 31, 2013 and December 31, 2012, the Company paid $190 and $227 for income taxes, respectively.

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

Bonutti Research v. Fonar Corporation, Health Management Corporation of America, Health Diagnostics, LLC et al, was commenced on December 2, 2011. Bonutti Research filed a patent infringement action in the U.S. District Court for the Eastern District Court of New York, alleging that Fonar’s Upright® MRI scanners infringe plaintiff’s patent which relates to the moving of a patient into the scanner.  Fonar believes plaintiff’s claims are without merit and further, that the patent is invalid. The parties have settled the case for $150 payable by Fonar in twelve installments and certain licenses and covenants not to sue. The $150 has been accrued as of December 31, 2013 in the Company’s condensed consolidated financial statements.

Bolt MRI Technologies v. Fonar Corporation, Health Management Corporation of America & Health Diagnostics, LLC, was commenced on July 22, 2013, when Bolt MRI Technologies filed an action against Fonar Corporation, Health Management Corporation of America and Health Diagnostics, LLC alleging infringement of the same patent which is the subject of the Bonutti case. Bolt alleged that the patent was assigned to Bolt. The settlement of the Bonutti case covers this case as well.

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of December 31, 2013, the Company has recorded tax obligations of approximately $2,704 plus interest and penalties of approximately $2,440. The Company is in the process of determining the regulatory requirements in order to become compliant.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 12 – COMMITMENTS AND CONTINGENCIES (Continued)

Other Matters (Continued)

On August 31, 2011 the Company submitted an application to the Internal Revenue Service to voluntarily correct required reporting and disclosure requirements regarding its 401(k) Employee Benefit Plan. On December 9, 2011, the Internal Revenue Service issued a favorable determination letter on the tax-qualified status of the 401K plan document and a favorable compliance statement.  During December 2013, the Company submitted an application to the U.S. Department of Labor to voluntarily correct the late filing of prior Form 5500s (annual returns).  The voluntary correction application is still pending. The Company, however, does not anticipate any additional penalties will be assessed by the U.S. Department of Labor.  The Company has recorded provisions for any potential penalties totaling $250, which was the Company’s best estimate of its possible exposure for penalties at that time. Management still is unable to determine the outcome of this uncertainty, but is optimistic that the total penalties will be significantly less than the $250 reserve. The Company has engaged outside counsel to assist with the correction process and to obtain compliance with all reporting and disclosure requirements.

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

The Company netted a deferred tax asset of $2,936 and a deferred tax liability of $462 as of December 31, 2013, primarily relating to net operating loss carryforwards of approximately $142,788 available to offset future taxable income through 2030. The net operating losses begin to expire in 2019 for federal tax purposes and in 2013 for state income tax purposes.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 and 2012

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 13 - INCOME TAXES (Continued)

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation. Should the Company become profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

NOTE 14- SUBSEQUENT EVENTS

During the period from January 1, 2014 through January 31, 2014, the Company issued 15 shares of common stock for costs and expenses of $110 under a stock bonus plan.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the six month period ended December 31, 2013, we reported a net income of $6.7 million on revenues of $34.4 million as compared to net income of $3.4 million on revenues of $19.1 million for the six month period ended December 31, 2012. We recognized an operating income of $7.3 million for the six month period ended December 31, 2013 compared to an operating income of $3.6 million for the six month period ended December 31, 2012.

For the three month period ended December 31, 2013, we reported net income of $3.0 million on revenues of $17.6 as compared to net income of $1.6 million on revenues of $9.6 million for the three month period ended December 31, 2012.

The revenue increase of 80.1%, from $19.1 million for the first six months of fiscal 2013 to $34.4 million for the first six months of fiscal 2014, was due to an increase in management fees by 83.7%, from $11.5 million for the six months of fiscal 2013 to$21.1 million for the first six months of fiscal 2014. In addition, our revenue included $7.5million in net patient revenues for the first six months of fiscal 2014, compared to no patient revenues for the first six months of fiscal 2013. Patient revenues represent fees for services paid directly by patients to facilities owned by us. All patient revenues are derived from Florida facilities acquired from Health Diagnostics, LLC in the third quarter of fiscal 2013.

Service and repair fees, however, decreased 7.5% from $5.5 million for the first six months of fiscal 2013 to $5.1 million for the first six months of fiscal 2014, and revenues from product sales decreased 63.1%, from $2.1 million for the first six months of 2013 to $783,000 for the first six months of fiscal 2014.

The increase in our revenues was larger than the increase in our costs and expenses, and we recognized increased operating income of $7.3 million for the six months ended December 31, 2013 as compared to an operating income of $3.6 million for the six months ended December 31, 2012. The increase in costs and expenses of 74.5% from $15.5 million in the first six months of fiscal 2013 to $27.1 million in the first six months of fiscal 2014, was less than the increase in revenues of 80.1%, from $19.1 million in the first six months of fiscal 2013 to $34.4 million in the first three months of fiscal 2014.

Fonar’s wholly-owned subsidiary, Health Management Corporation of America (“HMCA”), is the controlling, but not sole owner of two limited liability companies, Imperial Management Services, LLC (“Imperial”) and Health Diagnostics Management, LLC (“HDM”), through which HMCA conducts its business. The outside investors are passive investors, and do not have the right to participate in the management of either company. For the sake of simplicity and to avoid confusion, HMCA, Imperial and HDM are, unless otherwise indicated, referred to as “HMCA” for all periods.

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

Effective March 5, 2013, HDM, in which HMCA has a 50.5% interest, acquired twelve (12) Stand-Up® MRI Centers and two (2) other scanning centers from Health Diagnostics, LLC. The contribution of these new scanning centers to the operating results of the Company are reflected in the first six months of fiscal 2014.

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales decreased 63.1% for the six month period ended December 31, 2013 to $783,000 for fiscal 2014 from $2.1 million for the first six months of fiscal 2013. For the three month period ended December 31, 2013, as compared to the three month period ended December 31, 2012, revenues from MRI product sales decreased 30.1% ($755,000 compared to $1.1 million). Continuing tight credit and economic uncertainty, including uncertainty arising as a result of the Patient Protection and Affordable Care Act, have depressed the market for our MRI products, which in the overwhelming majority of cases are purchased on credit.

Costs related to product sales also decreased by 65.4% from $2.0 million for the six month period ended December 31, 2012 to $678,000 for the six month period ended December 31, 2012. Costs related to product sales decreased 30.2% from $904,000 for the three month period ended December 31, 2012 to $631,000 for the three month period ended December 31, 2013. These decreases correspond to the decrease in product sales.

Service revenues for the six month period ended December 31, 2013 as compared to the six month period ended December 31, 2012 decreased 7.5% ($5.1 million compared to $5.5 million). Service revenues for the three month period ended December 31, 2013 as compared to the three month period ended December 31, 2012 decreased 7.8% ($2.6 million compared to $2.8 million). We anticipate that service revenues will essentially stabilize as warranties on installed scanners expire and the customers enter into service agreements.

FONAR CORPORATION AND SUBSIDIARIES

Costs relating to providing service for the first half of fiscal 2014 decreased by 36% from $1.8 million in the first half of fiscal 2013 to $1.1 million in the first half of fiscal 2014. Costs related to providing service for the second quarter decreased by 34.3% from $903,000 in the second quarter of fiscal 2013 to $593,000 in fiscal 2014. We believe that an important factor in controlling our service costs is our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis, and to detect and repair any irregularities before more serious problems result.

There were approximately $1.0 million in foreign revenues for the first six months of fiscal 2014 as compared to approximately $549,000 in foreign revenues for the first six months of fiscal 2013, representing a increase in foreign revenues of 82.1%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

Revenues for the medical equipment segment as a whole decreased by 22.9% to $5.9 million for the first six months of fiscal 2014 from $7.7 million for the first six months of fiscal 2013. Operating results for our medical equipment segment decreased to an operating income of $131,000 for the first six months of fiscal 2014 as compared to an operating income of $468,000 for the first six months of fiscal 2013. For the second quarter of fiscal 2014, our medical equipment segment recognized a small net loss of $31,000, compared to net income of $241,000 in the second quarter of fiscal 2013.

Diagnostic Facilities Management Services

Trends in the first six months of fiscal 2014 show a continuing increase in management and other fee revenues, in contrast to the decline in product sales revenues and product service and repair fees.

HMCA revenues increased in the first half of fiscal 2014 by 149% to $28.5 million from $11.5 million for the first half of fiscal 2013, and by 151.38% in the second quarter of fiscal 2014 to $14.3 million from $5.7 million in the second quarter of fiscal 2013. These dramatic increases are primarily due to the acquisition by HDM of an existing scanning center management business in the third quarter of fiscal 2013. This acquisition also magnified the increase in the percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment (82.9% for the first six months of fiscal 2014 compared to 60.0% for the first six months of fiscal 2013). In addition to the acquisition by HMCA of a 50.5% interest in HDM, the increase in HMCA revenues was the result of increased marketing efforts for the scanning centers and the managing of a newly opened center.

On February 13, 2013 the Company entered into an agreement with outside investors to acquire a 50.5% controlling interest in a newly formed limited liability company, HDM. During March 2013 the Company contributed $20.2 million to HDM and the group of outside investors contributed $19.8 million for its non-controlling membership interest.

FONAR CORPORATION AND SUBSIDIARIES

To fund its capital contribution the Company borrowed a total of $14 million from a bank in the form of a term loan aggregating $11 million and a revolving credit loan aggregating $3 million. The term loan is payable in 60 consecutive monthly installments, which commenced on October 1, 2013. The term loan bears interest at 4.75% per annum and is payable monthly. The revolving credit loan is due March 5, 2016. The Company can prepay the loan in whole or in part in multiples of $100,000 at any time without penalty. The revolving credit note bears interest at a rate of 4% per annum and is payable monthly. All borrowings under the loan agreements are collateralized by substantially all of the Company’s assets. The loan agreements also contain certain financial covenants that must be met on a periodic basis.

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

We now manage twenty-five sites, twenty-three of which are equipped with Fonar Upright® MRI scanners (our Stand-Up® MRI Scanners are also called Upright® MRI Scanners). HMCA experienced an operating income of $7.2 million for the first six months of fiscal 2014 compared to operating income of $3.1 million for the first six months of fiscal 2013. The greater operating income was due primarily to the operations of HDM.

HMCA cost of revenues for the first six months of fiscal 2014 as compared to the first six months of fiscal 2013 increased by 174% from $6.1 million to $16.6 million. HMCA’s cost of revenues includes expenditures we have been making to strengthen our marketing efforts, which focus on the unique capability of our Upright® MRI Scanners to scan patients in different positions.

Revenues, costs and expenses for the six month period ended December 31, 2013 attributable to the HDM acquisition include revenues of $18.3 million, and costs and expenses of $13.5 million.

Consolidated

For the first six months of fiscal 2014, our consolidated net revenues increased by 80.1% to $34.4 million from $19.1 million for the first six months of fiscal 2013. While total costs and expenses increased by 74.5% to $27.1 million for the first six months of fiscal 2014 from $15.5 million for the first six months of fiscal 2013, our operating income of $3.6 million in the first six months of fiscal 2013 increased to $7.3 million in the first six months of fiscal 2014.

The increase in our consolidated net revenues of 83.2% from $9.6 million in the second quarter of fiscal 2013 to $17.6 million in the second quarter of fiscal 2014 was coupled with a increase of 81.4% in total costs and expenses from $7.9 million in the second quarter of fiscal 2013 to $14.3 million in the second quarter of fiscal 2014. As a result, our income from operations increased to $3.3 million in the second quarter of fiscal 2014 from $1.7 million in the second quarter of fiscal 2013.

Selling, general and administrative expenses increased by 77.2% to $8.1 million in the first six months of fiscal 2014 from $4.6 million in the first six months of fiscal 2013. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, decreased 41.4% to $86,000 for the first six months of fiscal 2014 from $147,000 for the first six months of fiscal 2013.

Research and development expenses increased by 18.3% to $769,000 for the first six months of fiscal 2014 as compared to $650,000 for the first six months of fiscal 2013.

Interest expense in the first six months of fiscal 2014 increased by 168% to $479,000 from $179,000 in the first six months of fiscal 2013. The increase was due to the additional debt incurred by Fonar in connection with the acquisition of HDM.

FONAR CORPORATION AND SUBSIDIARIES

Inventories increased by 23.4% to $2.6 million at December 31, 2013 from $2.1 million at June 30, 2013. This represents our purchase of raw materials and components which have not yet been used to fill orders.

Management fee and medical receivables increased by 10.2% to $24.2 million at December 31, 2013 from $22.0 million at June 30, 2013. This increase is primarily the result of the receivables acquired by HDM in connection with the purchase of the businesses managing fourteen (14) scanning centers from HD.

The overall trends reflected in the results of operations for the first six months of fiscal 2014 are an increase in revenues from management and other fees, as compared to the first six months of fiscal 2013 ($28.5 million for the first six months of fiscal 2014 as compared to $11.5 million for the first six months of fiscal 2013), and a decrease in MRI equipment segment revenues both absolutely ($5.9 million as compared to $7.7 million) and as compared to HMCA revenues. Revenues were 17.1% from the MRI equipment segment as compared to 82.9% from HMCA, for the first six months of fiscal 2014, as compared to 40.0% from the MRI equipment segment and 60.0% from HMCA for the first six months of fiscal 2013.

On March 23, 2010, President Obama signed into law healthcare reform legislation in the form of the Patient Protection and Affordable Care Act (PPACA). The implementation of this law could have a profound impact on the healthcare industry. We are beginning to see some impact of the Act on our business, but are unable to predict the degree of the effect of the legislative mandates contained in PPACA and the regulations on our MRI equipment segment or HMCA in the future.

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

The Upright® MRI scanner, which operates at 6000 gauss (.6 Tesla) field strength, allows patients to be scanned while standing, sitting, reclining and in multiple flexion and extension positions. It is common in visualizing the spine that abnormalities are visualized in some positions and not others. This enables surgical corrections that heretofore would be unaddressable for lack of visualizing the symptom causing the pathology. A floor-recessed elevator brings the patient to the height appropriate for the targeted image region. A custom-built adjustable bed will allow patients to sit or lie on their backs, sides or stomachs at any angle. Full-range-of-motion studies of the joints in virtually any direction are possible, another promising feature for sports injuries.

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

The paper, titled “The Possible Role of Cranio-Cervical Trauma and Abnormal CSF Hydrodynamics in the Genesis of Multiple Sclerosis," appears in the journal of the Physiological Chemistry and Physics and Medical NMR (Sept. 20, 2011).

FONAR CORPORATION AND SUBSIDIARIES

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

In addition, the University of California, Los Angeles (UCLA) reported their results of their study of 1,302 patients utilizing the Fonar Upright® MRI at the 22nd Annual Meeting of the North American Spine Society on October 23, 2007. The UCLA study showed the superior ability of the Fonar Upright® MRI to detect spine pathology, including spondylolisthesis, disc herniations and disc degeneration, as compared to visualizations of the spine produced by traditional single position static MRIs.

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

FONAR CORPORATION AND SUBSIDIARIES

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

Liquidity and Capital Resources

Cash and cash equivalents increased by 19.7% from $7.9 million at June 30, 2013 to $9.4 million at December 31, 2013, primarily as a result of collections.

Cash provided by operating activities for the first six months of fiscal 2014 was $6.8 million. Cash provided by operating activities was attributable principally to net income of $6.7 million, an increase of other current liabilities of $1.6 million, depreciation and amortization of $2.0 million, provision for bad debt of $4.0 million, offset by an increase in accounts, management fee and medical receivables of $7.3 million.

Cash used in investing activities for the first six months of fiscal 2014 was $335,000. The principal uses of cash used in investing activities during the first six months of fiscal 2014 consisted of patent costs of $58,000 and the purchase of property and equipment of $277,000.

Cash used by financing activities for the first six months of fiscal 2014 was $4.9 million. The principal uses of cash in financing activities during the first six months of fiscal 2014 were the repayment of principal on long-term debt and capital lease obligations of $2.2 million, along with distributions to non-controlling interests of $2.7 million.

Total liabilities decreased slightly by 0.9% to $35.0 million at December 31, 2013 from $35.4 million at June 30, 2013. Other current liabilities increased from $8.6 million at June 30, 2013 to $9.4 million at December 31, 2013 along with a decrease in long-term debt and capital leases from $12.9 million at June 30, 2013 to $10.5 million at December 31, 2013, an increase in the current portion of our long term debt from $2.9 million at June 30, 2013 to $3.0 million at December 31, 2013. Unearned revenue on service contracts increased to $5.8 million at December 31, 2013 as compared to $5.0 million at June 30, 2013.

As of December 31, 2013, the total of $9.4 million in other current liabilities included accrued salaries and payroll taxes of $859,000, and sales taxes of $2.9 million plus accrued interest and penalties of $2.4 million.

Our working capital increased to $20.3 million at December 31, 2013 from $16.7 million at June 30, 2013. This resulted from an increase in current assets ($37.9 million at June 30, 2013 as compared to $43.5 million at December 31, 2013), and a smaller increase in current liabilities from $21.1 million at June 30, 2013 to $23.2 million at December 31, 2013.

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

FONAR CORPORATION AND SUBSIDIARIES

The Company continues to focus its efforts on increased marketing campaigns to strengthen the demand for its products and services. Management is seeking to promote wider market recognition of Fonar’s scanner products, and to increase demand for Upright® scanning at the facilities HMCA manages. Given the liquidity and credit constraints in the markets, and the uncertainty resulting for the Patient Protection and Affordable Care Act, the sale of medical equipment has and may continue to suffer.

Management anticipates that Fonar’s capital resources will improve if (1) Fonar’s MRI scanner products gain wider market recognition and acceptance resulting in increased product sales, (2) service and maintenance revenues increase as warranties on scanners expire and (3) HMCA revenues are increased through the Company’s vigorous marketing efforts and the installation of more HMCA managed Upright® MRI scanners. If our marketing efforts to increase revenues fail, and we are unable to raise debt or equity capital, we will experience a shortfall in cash, and it will be necessary to reduce operating expenses to attempt to avoid the need to curtail our operations. Current economic, credit and political conditions have contributed to a challenging business environment for our company. The precise impact of these conditions can not be fully predicted. There can be no assurance that we would be able to secure additional funds if needed.

The Company believes that its business plan has been responsible for the past two consecutive fiscal years and past two fiscal quarters of profitability (fiscal 2013, fiscal 2012 and first half of fiscal 2014) and that its capital resources will be adequate to support operations at current levels through December 31, 2014. The Company also has experienced, however, periods of working capital deficits and prior to fiscal 2011, losses. The future effects on our business of healthcare reform legislation, the Deficit Reduction Act, the tax on sales of medical equipment, and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

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

In connection with the preparation of this Quarterly Report on Form 10-Q for the six months ended December 31, 2013, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of December 31, 2013.

FONAR CORPORATION AND SUBSIDIARIES

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls, during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2013 and our form 10-Q for the first quarter of fiscal 2014, except with respect to the following matters.

Bonutti Research v. Fonar Corporation, Health Management Corporation of America, Health Diagnostics, LLC et al, was commenced on December 2, 2011. Bonutti Research filed a patent infringement action in the U.S. District Court for the Eastern District Court of New York, alleging that Fonar’s Upright® MRI scanners infringe plaintiff’s patent which relates to the moving of a patient into the scanner. Fonar believes plaintiff’s claims are without merit and further, that the patent is invalid. The parties have settled the case for $150,000, payable by Fonar in 12 installments and certain licenses and covenants not to sue.

Bolt MRI Technologies v. Fonar Corporation, Health Management Corporation of America & Health Diagnostics, LLC, was commenced on July 22, 2013, when Bolt MRI Technologies filed an action against Fonar Corporation, Health Management Corporation of America and Health Diagnostics, LLC alleging infringement of the same patent which is the subject of the Bonutti case. Bolt alleged that the patent was assigned to Bolt. The settlement of the Bonutti case covers this case as well.

Item 1A – Risk Factors: Not required. We are a smaller reporting company.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: The Company issued 15,000 unregistered shares of its Common Stock as part of a settlement of a lawsuit.

Item 3 – Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 4 – Mine Safety Disclosure: Not Applicable

Item 5 – Other Information: None

Item 6 – Exhibits and Reports on Form 8-K:

a) Exhibit 31.1 Certification. See Exhibits

b) Exhibit 32.1 Certification. See Exhibits

c)	Report on Form 8-K filed on November 15, 2013, Item 2.02: Results of Operations and Financial Condition for the fiscal quarter ended September 30, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FONAR CORPORATION

(Registrant)

By: /s/ Raymond V. Damadian

Raymond V. Damadian

President & Chairman

Dated: February 18, 2014