Form 10-Q
period 2014-03-31
FONAR CORP
filed 2014-05-15
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at April 30, 2014
Common Stock, par value $.0001	6,025,075
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

ASSETS

	March 31, 2014	June 30, 2013 *
Cash and cash equivalents	$9,589	$7,871
Accounts receivable – net	4,444	4,444
Accounts receivable - related party	30	—
Medical receivable – net	8,924	8,126
Management and other fees receivable – net	12,675	11,466
Management and other fees receivable – related medical practices – net	3,463	2,382
Inventories	2,510	2,077
Prepaid expenses and other current assets	1,708	1,500
Total Current Assets	43,343	37,866
Property and equipment – net	16,045	17,524
Goodwill	1,767	1,767
Other intangible assets – net	11,043	11,904
Deferred income tax asset	2,936	2,936
Other assets	1,013	1,154
Total Assets	$76,147	$73,151

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2014	June 30, 2013 *
Current Liabilities:
Current portion of long-term debt and capital leases	$2,967	$2,886
Accounts payable	2,863	2,752
Other current liabilities	9,665	8,636
Unearned revenue on service contracts	4,873	4,965
Unearned revenue on service contracts - related party	28	—
Customer advances	1,791	1,858
Income tax payable	—	20
Total Current Liabilities	22,187	21,117
Long-Term Liabilities:
Due to related medical practices	231	231
Long-term debt and capital leases, less current portion	9,404	12,887
Deferred income tax liability	462	462
Other liabilities	433	654
Total Long-Term Liabilities	10,530	14,234
Total Liabilities	32,717	35,351

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

STOCKHOLDERS' EQUITY	March 31, 2014	June 30, 2013 *

Class A non-voting preferred stock $.0001 par value; 453 shares authorized at March 31, 2014 and June 30, 2013, 313 issued and outstanding at March 31, 2014 and June 30, 2013	—	—
Preferred stock $.001 par value; 567 shares authorized at March 31, 2014 and June 30, 2013, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at March 31, 2014 and June 30, 2013, 6,037 and 5,981 issued at March 31, 2014 and June 30, 2013, respectively; 6,025 and 5,969 outstanding at March 31, 2014 and June 30, 2013, respectively	1	1
Class B Common Stock (10 votes per share) $ .0001 par value; 227 shares authorized at March 31, 2014 and June 30, 2013, .146 issued and outstanding at March 31, 2014 and June 30, 2013	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at March 31, 2014 and June 30, 2013, 383 issued and outstanding at March 31, 2014 and June 30, 2013	—	—
Paid-in capital in excess of par value	175,023	174,499
Accumulated deficit	(153,336)	(159,655)
Notes receivable from employee stockholders	(41)	(55)
Treasury stock, at cost - 12 shares of common stock at March 31, 2014 and June 30, 2013	(675)	(675)
Total Fonar Corporation Stockholder Equity	20,972	14,115
Non controlling interests	22,458	23,685
Total Stockholders' Equity	43,430	37,800
Total Liabilities and Stockholders' Equity	$76,147	$73,151

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31
REVENUES	2014	2013
Product sales – net	$478	$416
Service and repair fees – net	2,518	2,867
Service and repair fees – related parties - net	27	27
Patient fee revenue, net of contractual allowances and discounts	6,090	965
Provision for bad debts for patient fee	(2,868)	—
Management and other fees – net	8,538	5,402
Management and other fees – related medical practices – net	2,257	1,965
Total Revenues – Net	17,040	11,642
COSTS AND EXPENSES
Costs related to product sales	223	498
Costs related to service and repair fees	623	819
Costs related to service and repair fees – related parties	7	8
Costs related to patient fee revenue	1,947	791
Costs related to management and other fees	5,327	2,606
Costs related to management and other fees – related medical practices	1,318	900
Research and development	360	381
Selling, general and administrative	3,935	3,774
Provision for bad debts	981	235
Total Costs and Expenses	14,721	10,012
Income From Operations	2,319	1,630
Interest Expense	(203)	(79)
Investment Income	57	55
Other Income	39	—
Income Before Provision for Income Taxes	2,212	1,606
Provision for Income Taxes	65	25
Net Income	2,147	1,581
Net Income - Non Controlling Interests	(408)	(505)
Net Income - Controlling Interests	$1,739	$1,076
Net Income Available to Common Stockholders	$1,625	$1,005
Net Income Available to Class A Non-Voting Preferred Stockholders	$85	$53
Net Income Available to Class C Common Stockholders	$29	$18
Basic Net Income Per Common Share Available to Common Stockholders	$0.27	$0.17
Diluted Net Income Per Common Share Available to Common Stockholders	$0.26	$0.17
Basic and Diluted Income Per Share-Common C	$0.08	$0.05
Weighted Average Basic Shares Outstanding - Common Stockholders	6,022	5,937
Weighted Average Diluted Shares Outstanding	6,150	6,065
Weighted Average Basic Shares Outstanding – Class C	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED MARCH 31,
REVENUES	2014	2013
Product sales – net	$1,261	$2,536
Service and repair fees – net	7,578	8,341
Service and repair fees – related parties - net	83	83
Patient fee revenue, net of contractual allowances and discounts	17,811	965
Provision for bad debts for patient fee	(7,130)	—
Management and other fees – net	24,955	12,946
Management and other fees – related medical practices – net	6,923	5,895
Total Revenues – Net	51,481	30,766
COSTS AND EXPENSES
Costs related to product sales	902	2,457
Costs related to service and repair fees	1,755	2,579
Costs related to service and repair fees - related parties	19	26
Costs related to patient fee revenue	5,823	791
Costs related to management and other fees	15,591	7,013
Costs related to management and other fees – related medical practices	3,808	2,568
Research and development	1,128	1,031
Selling, general and administrative	12,024	8,338
Provision for bad debts	763	735
Total Costs and Expenses	41,813	25,538
Income From Operations	9,668	5,228
Interest Expense	(682)	(258)
Investment Income	178	174
Other Expense	(113)	(13)
Income Before Provision for Income Taxes	9,051	5,131
Provision for Income Taxes	235	152
Net Income	8,816	4,979
Net Income - Non Controlling Interests	(2,497)	(1,103)
Net Income - Controlling Interests	$6,319	$3,876
Net Income Available to Common Stockholders	$5,907	$3,621
Net Income Available to Class A Non-voting Preferred Stockholders	$307	$190
Net Income Available to Class C Common Stockholders	$105	$65
Basic Net Income Per Common Share Available to Common Stockholders	$0.98	$0.61
Diluted Net Income Per Common Share Available to Common Stockholders	$0.96	$0.60
Basic and Diluted Income Per Share-Common C	$0.27	$0.17
Weighted Average Basic Shares Outstanding	6,002	5,921
Weighted Average Diluted Shares Outstanding	6,130	6,049
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED MARCH 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$8,816	$4,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,887	1,489
Provision for bad debts	7,894	735
Stock issued for costs and expenses	407	—
Compensatory element of stock issuances	86	395
(Increase) decrease in operating assets, net:
Accounts, management fee and medical receivable(s)	(11,012)	(3,552)
Notes receivable	75	82
Costs and estimated earnings in excess of billings on uncompleted contracts	(236)	640
Inventories	(433)	(89)
Prepaid expenses and other current assets	31	(615)
Other assets	63	(183)
Increase (decrease) in operating liabilities, net:
Accounts payable	110	515
Other current liabilities	964	1,214
Customer advances	(67)	882
Other liabilities	(221)	(39)
Due to related medical practices	1	2
Income tax payable	(20)	(100)
Net cash provided by operating activities	9,345	6,355
Cash Flows from Investing Activities:
Purchases of property and equipment	(375)	(568)
Cost of HDM acquisition	—	(40,000)
Cost of patents	(172)	(109)
Proceeds from non controlling interests	—	19,800
Net cash used in investing activities	(547)	(20,877)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(3,401)	(983)
Stock option exercised	31	—
Distributions to non controlling interests	(3,724)	(1,298)
Proceeds from long-term debt	—	14,000
Repayment of notes receivable from employee stockholders	14	14
Net cash (used in) provided by financing activities	(7,080)	11,733
Net Increase (Decrease) in Cash and Cash Equivalents	1,718	(2,789)
Cash and Cash Equivalents – Beginning of Period	7,871	12,032
Cash and Cash Equivalents - End of Period	$9,589	$9,243

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 and 2013

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on October 15, 2013 for the fiscal year ended June 30, 2013.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share

Basic earnings per share (“EPS”) is computed based on weighted average number of shares common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the three and nine months ended March 31, 2014 and March 31, 2013.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and nine months ended March 31, 2014 and March 31, 2013, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 and 2013

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

	Three months ended March 31, 2014			Three months ended March 31, 2013
Basic	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator:
Net income Available to common stockholders	$1,739	$1,625	$29	$1,076	$1,005	$18
Denominator:
Weighted average shares outstanding	6,022	6,022	383	5,937	5,937	383
Basic income per common share	$0.29	$0.27	$0.08	$0.18	$0.17	$0.05
Diluted
Denominator:
Weighted average shares outstanding		6,022	383		5,937	383
Stock options		—	—		—	—
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,150	383		6,065	383
Diluted income per common share		$0.26	$0.08		$0.17	$0.05

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 and 2013

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

	Nine months ended March 31, 2014			Nine months ended March 31, 2013
Basic	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator:
Net income Available to common stockholders	$6,319	$5,907	$105	$3,876	$3,621	$65
Denominator:
Weighted average shares outstanding	6,002	6,002	383	5,921	5,921	383
Basic income per common share	$1.05	$0.98	$0.27	$0.65	$0.61	$0.17
Diluted
Denominator:
Weighted average shares outstanding		6,002	383		5,921	383
Stock options		—	—		—	—
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,130	383		6,049	383
Diluted income per common share		$0.96	$0.27		$0.60	$0.17

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 and 2013

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

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of March 31, 2014 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2014 or 2013, and it does not believe that any of those pronouncements will have a significant impact on our condensed consolidated financial statements at the time they become effective.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 and 2013

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported consolidated net income for any periods presented.

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at March 31, 2014:

	Gross Receivable	Allowance for doubtful accounts	Net
Receivables from equipment sales and service contracts	$4,701	$257	$4,444
Receivables from equipment sales and service contracts - related party	$30	—	$30
Medical Receivable	$18,639	$9,715	$8,924
Management and other fees receivables	$22,534	$9,859	$12,675
Management and other fees receivables from related medical practices ("PC’s")	$3,866	$403	$3,463

Receivables, net is comprised of the following at June 30, 2013:

	Gross Receivable	Allowance for doubtful accounts	Net
Receivables from equipment sales and service contracts	$4,701	$257	$4,444
Receivables from equipment sales and service contracts - related party	$—	—	$—
Medical Receivable	$10,711	$2,585	$8,126
Management and other fees receivables	$20,561	$9,095	$11,466
Management and other fees receivables from related medical practices ("PC’s")	$2,785	$403	$2,382

The Company's customers are concentrated in the healthcare industry.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 and 2013

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 50% and 51% of the PCs’ net revenues for the three months ended March 31, 2014 and 2013, respectively, were derived from no-fault and personal injury protection claims. Approximately 50% and 47% of the PCs’ net revenues for the nine months ended March 31, 2014 and 2013, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 and 2013

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (Continued)

Management and Other Fees Receivable (Continued)

Net revenues from management and other fees charged to the related PCs accounted for approximately 13.2% and 16.9% of the consolidated net revenues for the three months ended March 31, 2014 and 2013, respectively. Net revenues from management and other fees charged to the related PCs accounted for approximately 13.4% and 19.2% of the consolidated net revenues for the nine months ended March 31, 2014 and 2013, respectively.

Tallahassee Magnetic Resonance Imaging, PA, Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, PA (all related medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement.

The Company’s patient fee revenue, net of contractual allowances and discounts less the provision for bad debts for the three and nine months ended March 31, 2014 and 2013 are summarized in the following tables.

	For the Three Months Ended March 31,
	2014	2013
Commercial Insurance/ Managed Care	$1,033	$186
Medicare/Medicaid	343	81
Workers' Compensation/Personal Injury	3,329	404
Other	1,385	294
Patient Fee Revenue, net of contractual allowances and discounts	6,090	965
Provision for Bad Debts	(2,868)	—
Net Patient Fee for Revenue	$3,222	$965

	For the Nine Months Ended March 31,
	2014	2013
Commercial Insurance/ Managed Care	$3,144	$186
Medicare/Medicaid	1,161	81
Workers' Compensation/Personal Injury	9,679	404
Other	3,827	294
Patient Fee Revenue, net of contractual allowances and discounts	17,811	965
Provision for Bad Debts	(7,130)	—
Net Patient Fee for Revenue	$10,681	$965

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 and 2013

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

	March 31, 2014	June 30, 2013
Purchased parts, components and supplies	$2,120	$1,784
Work-in-process	390	293
Total Inventories	$2,510	$2,077

NOTE 5 – CUSTOMER ADVANCES

Customer advances consist of the following:

	March 31, 2014	June 30, 2013
Total Advances	$4,484	$4,228
Less: Advances on contracts under construction	2,693	2,370
Total customer advances	$1,791	$1,858

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheet consist of the following:

	March 31, 2014	June 30, 2013
Capitalized software development costs	$7,669	$7,669
Patents and copyrights	4,365	4,194
Non-compete	4,100	4,100
Customer relationships	3,800	3,800
Gross Other intangible assets	19,934	19,763
Less: Accumulated amortization	8,891	7,859
Other Intangible Assets	$11,043	$11,904

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 and 2013

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 6 – OTHER INTANGIBLE ASSETS (Continued)

Amortization of patents and copyrights for the three months ended March 31, 2014 and 2013 amounted to $44 and $42, respectively.

Amortization of capitalized software development costs for the three months ended March 31, 2014 and 2013 amounted to $104 and $76, respectively.

Amortization of non-compete for the three months ended March 31, 2014 and 2013 amounted to $146 and $49, respectively.

Amortization of customer relationships for the three months ended March 31, 2014 and 2013 amounted to $47 and $67, respectively.

Amortization of patents and copyrights for the nine months ended March 31, 2014 and 2013 amounted to $133 and $125, respectively.

Amortization of capitalized software development costs for the nine months ended March 31, 2014 and 2013 amounted to $321 and $226, respectively.

Amortization of non-compete for the nine months ended March 31, 2014 and 2013 amounted to $439 and $49, respectively.

Amortization of customer relationships for the nine months ended March 31, 2014 and 2013 amounted to $139 and $67, respectively.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

March 31,		June 30,
	2014	2013
Accrued salaries, commissions and payroll taxes	$974	$711
Accrued interest	117	117
Litigation accruals	702	809
Sales tax payable	2,927	2,859
Legal and other professional fees	491	569
Accounting fees	221	305
Insurance premiums	255	13
Interest and penalty - sales tax	2,483	2,322
Penalty - 401k plan	250	250
Purchase scanners	450	—
Rent	57	148
Other	738	533
Total Other Current Liabilities	$9,665	$8,636

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 and 2013

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

During the three months ended March 31, 2014:

a) The Company issued 15 shares of common stock for costs and expenses of $110.

During the nine months ended March 31, 2014:

a) The Company issued 11 shares of common stock to employees and consultants as compensation valued at $86 under a stock bonus plan.

b) The Company issued 35 shares of common stock for costs and expenses of $407.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 and 2013

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 and 2013

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 9 – CONTROLLING AND NONCONTROLLING INTERESTS (Continued)

The HDM acquisition operating results have been included within the Company’s condensed consolidated financial statements since the date of acquisition. The following unaudited pro forma information assumes that the acquisition had been completed as of July 1, 2012:

	FOR THE THREE MONTHS ENDED MARCH 31, 2013	FOR THE NINE MONTHS ENDED MARCH 31, 2013
Total Revenues - Net	$15,115	$51,049
Net Income - Controlling Interests	1,446	5,356
Net Income Available to Common Stockholders	1,351	5,003
Net Income Available to Class A Non-Voting Preferred Stockholders	71	263
Net Income Available to Class C Common Stockholders	24	90
Basic Net Income Per Common Share Available to Common Stockholders	$0.23	$0.84
Diluted Net Income Per Common Share Available to Common Stockholders	$0.22	$0.83
Basic and Diluted Income Per Share - Common C	$0.06	$0.23
Weighted Average Basic Shares Outstanding	5,937	5,922
Weighted Average Diluted Shares Outstanding	6,065	6,049
Weighted Average Basic and Diluted Shares Outstanding - Class C Common	383	383

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

MARCH 31, 2014 and 2013

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 10 - SEGMENT AND RELATED INFORMATION (Continued)

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the three months ended March 31, 2014
Net revenues from external customers	$3,023	$14,017	$17,040
Inter-segment net revenues	$495	$—	$495
Income from operations	$192	$2,127	$2,319
Depreciation and amortization	$104	$829	$933
Capital expenditures	$114	$98	$212

For the three months ended March 31, 2013 *
Net revenues from external customers	$3,310	$8,332	$11,642
Inter-segment net revenues	$300	$141	$441
(Loss) income from operations	$(286)	$1,916	$1,630
Depreciation and amortization	$126	$553	$679
Capital expenditures	$58	$281	$339

For the nine months ended March 31, 2014
Net revenues from external customers	$8,922	$42,559	$51,481
Inter-segment net revenues	$1,485	$—	$1,485
Income from operations	$323	$9,345	$9,668
Depreciation and amortization	$322	$2,565	$2,887
Capital expenditures	$187	$360	$547

For the nine months ended March 31, 2013 *
Net revenues from external customers	$10,960	$19,806	$30,766
Inter-segment net revenues	$705	$141	$846
Income from operations	$182	$5,046	$5,228
Depreciation and amortization	$421	$1,068	$1,489
Capital expenditures	$166	$511	$677
*includes HDM transactions as of March 5,2013

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 and 2013

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 11– SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended March 31, 2014 and March 31, 2013, the Company paid $521 and $198 for interest, respectively.

During the nine months ended March 31, 2014 and March 31, 2013, the Company paid $255 and $252 for income taxes, respectively.

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

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2013 and our form 10-Q for the first and second quarters of fiscal 2014, except with respect to the following matters.

Bonutti Research v. Fonar Corporation, Health Management Corporation of America, Health Diagnostics, LLC et al, was commenced on December 2, 2011.  Bonutti Research filed a patent infringement action in the U.S. District Court for the Eastern District Court of New York, alleging that Fonar’s UPRIGHTt® MRI scanners infringe plaintiff’s patent which relates to the moving of a patient into the scanner.  Fonar believes plaintiff’s claims are without merit and further, that the patent is invalid.  The parties have settled the case for $150 payable by Fonar in twelve installments and certain licenses and covenants not to sue. The $150 has been accrued as of March 31, 2014 in the Company’s condensed consolidated financial statements.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 and 2013

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 12 – COMMITMENTS AND CONTINGENCIES (Continued)

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of March 31, 2014, the Company has recorded tax obligations of approximately $2,717 plus interest and penalties of approximately $2,483. The Company is in the process of determining the regulatory requirements in order to become compliant.

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

MARCH 31, 2014 and 2013

(AMOUNTS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

NOTE 13 - INCOME TAXES (Continued)

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2008.

The Company netted a deferred tax asset of $2,936 and a deferred tax liability of $462 as of March 31, 2014, primarily relating to net operating loss carryforwards of approximately $142,788 available to offset future taxable income through 2030. The net operating losses begin to expire in 2019 for federal tax purposes and in 2013 for state income tax purposes.

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

NOTE 14- SUBSEQUENT EVENTS

On May 1, 2014, the Company repaid a portion of the Class A Stockholders capital contribution in the amount of $1.1 million. As a result, the Company’s subsidiary, HMCA, owns a 91% interest in Imperial Management Services.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS.

For the nine month period ended March 31, 2014, we reported a net income of $8.8 million on revenues of $51.5 million as compared to net income of $5.0 million on revenues of $30.8 million for the nine month period ended March 31, 2013. We recognized an operating income of $9.7 million for the nine month period ended March 31, 2014 compared to an operating income of $5.2 million for the nine month period ended March 31, 2013.

For the three month period ended March 31, 2014, we reported net income of $2.1 million on revenues of $17.0 as compared to net income of $1.6 million on revenues of $11.6 million for the three month period ended March 31, 2013.

The revenue increase of 67.3%, from $30.8 million for the first nine months of fiscal 2013 to $51.5 million for the first nine months of fiscal 2014, was due to an increase in management fees by 69.2%, from $18.8 million for the nine months of fiscal 2013 to $31.9 million for the first nine months of fiscal 2014. In addition, our revenue included $10.7 million in net patient revenues for the first nine months of fiscal 2014, compared to $965,000 of patient revenues for the first nine months of fiscal 2013. Patient revenues represent fees for services paid directly by patients to facilities owned by us. All patient revenues are derived from Florida facilities acquired from Health Diagnostics, LLC in the third quarter of fiscal 2013.

Service and repair fees, however, decreased 9.1% from $8.4 million for the first nine months of fiscal 2013 to $7.7 million for the first nine months of fiscal 2014, and revenues from product sales decreased 50.3%, from $2.5 million for the first nine months of 2013 to $1.3 million for the first nine months of fiscal 2014.

The increase in our revenues was larger than the increase in our costs and expenses, and we recognized increased operating income of $9.7 million for the nine months ended March 31, 2014 as compared to an operating income of $5.2 million for the nine months ended March 31, 2013. The increase in costs and expenses of 63.7% from $25.5 million in the first nine months of fiscal 2013 to $41.8 million in the first nine months of fiscal 2014, was less than the increase in revenues of 67.3%, from $30.8 million in the first nine months of fiscal 2013 to $51.5 million in the first nine months of fiscal 2014.

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

Effective March 5, 2013, HDM, in which HMCA has a 50.5% interest, acquired twelve (12) Stand-Up® MRI Centers and two (2) other scanning centers from Health Diagnostics, LLC. The contribution of these new scanning centers to the operating results of the Company are reflected in the first nine months of fiscal 2014, but only from March 5 to March 31 in the first nine months of fiscal 2013.

As a result, the increased revenues, expenses, assets, liabilities and other items reflected in our diagnostic facilities management services segment are due in part to the acquisition of HDM.

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales decreased 50.3% for the nine month period ended March 31, 2014 to $1.3 million for fiscal 2014 from $2.5 million for the first nine months of fiscal 2013. For the three month period ended March 31, 2014, as compared to the three month period ended March 31, 2013, revenues from MRI product sales increased 14.9% ($478,000 compared to $416,000). Continuing tight credit and economic uncertainty, including uncertainty and lower reimbursement rates for MRI scans arising as a result of the Patient Protection and Affordable Care Act, have depressed the market for our MRI scanner products.

FONAR CORPORATION AND SUBSIDIARIES

Costs related to product sales also decreased by 63.3% from $2.5 million for the nine month period ended March 31, 2013 to $902,000 for the nine month period ended March 31, 2014. Costs related to product sales decreased 55.2% from $498,000 for the three month period ended March 31, 2013 to $223,000 for the three month period ended March 31, 2014.

Service revenues for the nine month period ended March 31, 2014 as compared to the nine month period ended March 31, 2013 decreased 9.1% ($7.7 million compared to $8.4 million). Service revenues for the three month period ended March 31, 2014 as compared to the three month period ended March 31, 2013 decreased 12.1% ($2.5 million compared to $2.9 million). These decreases were primarily due to the consolidation of service contract revenues resulting from the acquisition by HDM from Health Diagnostics of the previously unconsolidated MRI Centers being serviced by Fonar.

Costs relating to providing service for the first nine months of fiscal 2014 decreased by 31.9% from $2.6 million in the first nine months of fiscal 2013 to $1.8 million in the first nine months of fiscal 2014. Costs related to providing service for the third quarter decreased by 23.8% from $827,000 in the third quarter of fiscal 2013 to $630,000 in fiscal 2014. We believe that an important factor in controlling our service costs is our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis, and to detect and repair any irregularities before more serious problems result.

There were approximately $1.2 million in foreign revenues for the first nine months of fiscal 2014 as compared to approximately $782,000 in foreign revenues for the first nine months of fiscal 2013, representing an increase in foreign revenues of 59.5%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

Revenues for the medical equipment segment as a whole decreased by 18.6% to $8.9 million for the first nine months of fiscal 2014 from $11.0 million for the first nine months of fiscal 2013. Operating results for our medical equipment segment increased to an operating income of $323,000 for the first nine months of fiscal 2014 as compared to an operating income of $182,000 for the first nine months of fiscal 2013. For the third quarter of fiscal 2014, our medical equipment segment recognized a net income of $125,000, compared to net loss of $322,000 in the third quarter of fiscal 2013.

Diagnostic Facilities Management Services

Trends in the first nine months of fiscal 2014 show a continuing increase in management and other fee revenues, in contrast to the decline in product sales revenues and product service and repair fees.

FONAR CORPORATION AND SUBSIDIARIES

HMCA revenues increased in the first nine months of fiscal 2014 by 114.9% to $42.6 million from $19.8 million for the first nine months of fiscal 2013, and by 68.2% in the third quarter of fiscal 2014 to $14.0 million from $8.3 million in the third quarter of fiscal 2013. These significant increases are primarily due to the acquisition by HDM of an existing scanning center management business in the third quarter of fiscal 2013. This acquisition also magnified the increase in the percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment (82.7% for the first nine months of fiscal 2014 compared to 64.4% for the first nine months of fiscal 2013). In addition to the acquisition by HMCA of a 50.5% interest in HDM, the increase in HMCA revenues was the result of increased marketing efforts for the scanning centers and the managing of a newly opened center.

We manage twenty-four sites, twenty-three of which are equipped with Fonar Upright® MRI scanners (our Stand-Up® MRI Scanners are also called Upright® MRI Scanners). HMCA experienced an operating income of $9.3 million for the first nine months of fiscal 2014 compared to operating income of $5.0 million for the first nine months of fiscal 2013. The greater operating income was due primarily to the operations of HDM.

HMCA cost of revenues for the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013 increased by 143.2% from $10.4 million to $25.2 million. HMCA’s cost of revenues includes expenditures we have been making to strengthen our marketing efforts, which focus on the unique capability of our Upright® MRI Scanners to scan patients in different positions. The increase in the cost of revenues is attributable to the acquisition of HDM in March 2013.

Revenues, costs and expenses for the nine month period ended March 31, 2014 attributable to the HDM acquisition include revenues of $27.1 million, and costs and expenses of $21.2 million.

Consolidated

For the first nine months of fiscal 2014, our consolidated net revenues increased by 67.3% to $51.5 million from $30.8 million for the first nine months of fiscal 2013. While total costs and expenses increased by 63.7% to $41.8 million for the first nine months of fiscal 2014 from $25.5 million for the first nine months of fiscal 2013, our operating income of $5.2 million in the first nine months of fiscal 2013 increased to $9.7 million in the first nine months of fiscal 2014.

The increase in our consolidated net revenues of 46.4% from $11.6 million in the third quarter of fiscal 2013 to $17.0 million in the third quarter of fiscal 2014 was coupled with a increase of 47.0% in total costs and expenses from $10.0 million in the third quarter of fiscal 2013 to $14.7 million in the third quarter of fiscal 2014. As a result, our income from operations increased to $2.3 million in the third quarter of fiscal 2014 from $1.6 million in the third quarter of fiscal 2013.

Selling, general and administrative expenses increased by 44.2% to $12.0 million in the first nine months of fiscal 2014 from $8.3 million in the first nine months of fiscal 2013. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, decreased 78.2% to $86,290 for the first nine months of fiscal 2014 from $394,500 for the first nine months of fiscal 2013.

FONAR CORPORATION AND SUBSIDIARIES

Research and development expenses increased by 9.4% to $1.1 million for the first nine months of fiscal 2014 as compared to $1.0 million for the first nine months of fiscal 2013.

Interest expense in the first nine months of fiscal 2014 increased by 164% to $682,000 from $258,000 in the first nine months of fiscal 2013. The increase was due to the additional debt incurred by Fonar in connection with the acquisition of HDM.

Inventories increased by 20.8% to $2.5 million at March 31, 2014 from $2.1 million at June 30, 2013. This represents our purchase of raw materials and components which have not yet been used to fill orders.

Management fee and medical receivables increased by 14.1% to $25.1 million at March 31, 2014 from $22.0 million at June 30, 2013. This increase is primarily the result of the receivables acquired by HDM in connection with the purchase of the businesses managing fourteen (14) scanning centers from HD.

The overall trends reflected in the results of operations for the first nine months of fiscal 2014 are an increase in revenues from management and other fees, as compared to the first nine months of fiscal 2013 ($42.6 million for the first nine months of fiscal 2014 as compared to $19.8 million for the first nine months of fiscal 2013), and a decrease in MRI equipment segment revenues both in the amount of revenues ($8.9 million as compared to $11.0 million) and as compared to HMCA’s revenues. Revenues were 17.3% from the MRI equipment segment as compared to 82.7% from HMCA, for the first nine months of fiscal 2014, as compared to 35.6% from the MRI equipment segment and 64.4% from HMCA for the first nine months of fiscal 2013.

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

One of the effects of the PPACA on our business has been the reduction in Medicare reimbursement rates for MRI scans. This has also resulted in a reduction in the reimbursement rates by those commercial insurers which tie their reimbursement rates to those of Medicare. Nevertheless, the increased patient volume of the scanning centers has enabled us to maintain a healthy profitability in spite of these challenges. We believe we are pursuing the correct policies which should prove successful in improving the Company’s operating results.

Our Upright® MRI (also referred to as the Stand-Up® MRI), together with our works-in-progress, are intended to significantly improve our competitive position.

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

FONAR CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources

Cash and cash equivalents increased by 21.8% from $7.9 million at June 30, 2013 to $9.6 million at March 31, 2014, primarily as a result of collections.

Cash provided by operating activities for the first nine months of fiscal 2014 was $9.4 million. Cash provided by operating activities was attributable principally to net income of $8.8 million, an increase of other current liabilities of $964,000, depreciation and amortization of $2.9 million, provision for bad debt of $7.9 million, offset by an increase in accounts, management fee and medical receivables of $11.0 million.

Cash used in investing activities for the first nine months of fiscal 2014 was $547,000. The principal uses of cash used in investing activities during the first nine months of fiscal 2014 consisted of patent costs of $172,000 and the purchase of property and equipment of $375,000.

Cash used by financing activities for the first nine months of fiscal 2014 was $7.1 million. The principal uses of cash in financing activities during the first nine months of fiscal 2014 were the repayment of principal on long-term debt and capital lease obligations of $3.4 million, along with distributions to non-controlling interests of $3.7 million.

Total liabilities decreased by 7.5% to $32.7 million at March 31, 2014 from $35.4 million at June 30, 2013. Other current liabilities increased from $8.6 million at June 30, 2013 to $9.7 million at March 31, 2014 along with a decrease in long-term debt and capital leases from $12.9 million at June 30, 2013 to $9.4 million at March 31, 2014, an increase in the current portion of our long term debt from $2.9 million at June 30, 2013 to $3.0 million at March 31, 2014. Unearned revenue on service contracts decreased to $4.9 million at March 31, 2014 as compared to $5.0 million at June 30, 2013.

As of March 31, 2014, the total of $9.7 million in other current liabilities included accrued salaries and payroll taxes of $974,000, and sales taxes of $2.9 million plus accrued interest and penalties of $2.5 million.

Our working capital increased to $21.2 million at March 31, 2014 from $16.7 million at June 30, 2013. This resulted from an increase in current assets ($37.9 million at June 30, 2013 as compared to $43.3 million at March 31, 2014), and a smaller increase in current liabilities from $21.1 million at June 30, 2013 to $22.2 million at March 31, 2014.

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

Management anticipates that Fonar’s capital resources will continue to improve if (1) Fonar’s MRI scanner products gain wider market recognition and acceptance resulting in increased product sales, (2) service and maintenance revenues increase as warranties on scanners expire and (3) HMCA revenues are increased through the Company’s vigorous marketing efforts and the installation or acquisition of more HMCA managed Upright® MRI scanners. If our marketing efforts to increase revenues fail, and we are unable to raise debt or equity capital, we may experience a shortfall in cash, and it may be necessary to reduce operating expenses to attempt to avoid the need to curtail our operations. Current economic, credit and political conditions have contributed to a challenging business environment for our company. The precise impact of these conditions can not be fully predicted. There can be no assurance that we would be able to secure additional funds if needed.

The Company believes that its business plan has been responsible for the past two consecutive fiscal years and past three fiscal quarters of profitability (fiscal 2013, fiscal 2012 and first three quarters of fiscal 2014) and that its capital resources will be adequate to support operations at current levels through March 31, 2015. In the past, the Company experienced periods of working capital deficits and prior to fiscal 2011, losses. The future effects on our business of healthcare reform legislation, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

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

FONAR CORPORATION AND SUBSIDIARIES

In connection with the preparation of this Quarterly Report on Form 10-Q for the nine months ended March 31, 2014, management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act and have determined that such controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls or in other factors that could significantly affect these controls, during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2013 and our form 10-Q for the second quarter of fiscal 2014.

Item 1A – Risk Factors: Not required. We are a smaller reporting company.

Item 2 –Unregistered Sales of Equity Securities and Use of Proceeds: The Company issued 15,000 unregistered shares of its Common Stock as part of a settlement of a lawsuit.

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:

a) Exhibit 31.1 Certification. See Exhibits

b) Exhibit 32.1 Certification. See Exhibits

c) Report on Form 8-K filed on February 18, 2014, Item 2.02: Results of Operations and Financial Condition for the fiscal quarter ended December 31, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FONAR CORPORATION

(Registrant)

By: /s/ Raymond V. Damadian

Raymond V. Damadian

President & Chairman

Dated: May 15, 2014