Form 10-K
period 2014-06-30
FONAR CORP
filed 2014-09-29
CIK 355019

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___X____ No ______

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K, §229.405 of this Chapter, is not contained, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to the Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

FONAR CORPORATION AND SUBSIDIARIES

(Check one): Large accelerated filer____, Accelerated filer _X , Non-accelerated filer (Do not check if a smaller reporting company)  ____. Smaller reporting company ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No __X

The aggregate market value of the shares of Common Stock held by non-affiliates as of December 31, 2013 based on the closing price of $21.21 per share on such date as reported on the NASDAQ System, was approximately $125 million. The other outstanding classes do not have a readily determinable market value.

As of September 5, 2014, 6,050,840 shares of Common Stock, 146 shares of Class B Common Stock, 382,513 shares of Class C Common Stock and 313,438 shares of Class A Non-voting Preferred Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

INDEX TO 10-K

FONAR CORPORATION AND SUBSIDIARIES

PART I

ITEM 1. BUSINESS

GENERAL

Fonar Corporation, sometimes referred to as the "Company" or "Fonar", is a Delaware corporation which was incorporated on July 17, 1978. Our address is 110 Marcus Drive, Melville, New York 11747 and our telephone number is 631-694-2929. Fonar also maintains a website at www.fonar.com. Fonar provides copies of its filings with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K and amendments to these reports to stockholders on request.

We conduct our business in two segments. Our medical equipment segment is conducted directly through Fonar. Our physician management and diagnostic services segment is conducted through our subsidiary Health Management Corporation of America (“HMCA”). HMCA performs services through two subsidiaries. In fiscal 2011, HMCA assigned its assets and liabilities to a limited liability company, Imperial Management Services, LLC (“Imperial”) for a controlling interest in Imperial. In addition to Imperial, in fiscal 2013, HMCA purchased a 50.5% interest in another limited liability company, Health Diagnostic Management, LLC (“HDM”), which, with some exceptions, conducts the same business as HMCA. HMCA and HDM provide management services, administrative services, billing and collection services, office space, equipment, repair, maintenance service, and clerical and other non-medical personnel to medical providers, engaged in diagnostic imaging. HDM, however, in addition to acting as a management company, owns and operates four diagnostic imaging facilities in Florida, where the corporate practice of medicine is permitted.

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

Fonar’s iron frame technology made Fonar the originator of "open" MRI scanners. We introduced the first "open" MRI in 1980. Since that time we have concentrated on further application of our “open” MRI, introducing most recently the Upright® Multi-Position™” MRI scanner (also referred to as the “Upright®” or “Stand-Up®” MRI scanner) and the Fonar 360™ MRI scanner. (The Fonar 360™ MRI is not presently being marketed).

The product we are promoting is our Upright® MRI. Our patented Upright® MRI is unique in the industry in that it allows patients to be scanned in fully weight-bearing conditions, such as standing, sitting or bending in any position that causes adverse symptoms. This means that an abnormality or injury, such as a slipped disk can be visualized where it may not have been seen with the patient lying down. We have introduced the name “Upright®” as an alternative to “Stand-Up®” because of the multiplicity of positions in which the patient may be scanned where the patient is not standing.

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

COMPANY OVERVIEW.

The Upright® MRI (also known as the “Stand-Up® MRI”) is a “whole-body” MRI, meaning it can be used to scan any part of the body. Unlike conventional recumbent MRI scanners, the Upright® MRI permits MRI diagnoses to be made in the weight-bearing state. The Upright® MRI allows patients to be scanned while standing, sitting, bending or lying down. This means that an abnormality or injury, such as a slipped disk, may be scanned under full weight-bearing conditions, which more often than not is the position in which patients experience pain. An adjustable bed allows patients to stand, sit or lie on their backs, sides or stomachs. The Upright® MRI is by design, a non-claustrophobic MRI scanner.

Although we are emphasizing sales of the Upright® MRI, because of uncertain economic conditions and the resulting weakening demand, revenues recognized from the sale of Upright® MRI scanners decreased in fiscal 2014 by 70.26% from fiscal 2013 (approximately $3.2 million in fiscal 2013 compared to approximately $957,000 in fiscal 2014). Note that we recognize revenue on a percentage of completion basis. Accordingly, revenue is recognized as each sub-assembly of a scanner is manufactured. Consequently the revenues for a fiscal period do not necessarily relate to orders placed in that period or payments received.

The Company completed a private placement of equity and succeeded in raising $6,000,000 on May 2, 2011. The offering consisted of Preferred Class A membership interests in a newly formed limited liability company, Imperial Management Services, LLC (“Imperial”). Class B membership interests, all of which were retained by the Company’s subsidiary, HMCA, hold a 90% equity interest in Imperial. The Class A membership interests are entitled to receive a dividend of 18% per annum of their capital contributions to the limited liability company. HMCA contributed all of its assets, together with its liabilities, to Imperial as HMCA’s capital contribution.

On February 13, 2013, HMCA entered into an agreement to acquire a 50.5% interest in Health Diagnostics Management, LLC (“HDM”). On March 5, 2013 HDM purchased from Health Diagnostics, LLC (“HD”) and certain of its subsidiaries, a business managing 14 MRI scanning centers, located in the States of New York and Florida for a total purchase price aggregating $35.9 million.

As a result of the Imperial and HDM transactions, as of August 31, 2014, HMCA through Imperial and HDM, managed a total of 24 MRI scanning centers, 17 of which are located in New York and 7 of which are located in Florida, and 23 of which have Upright MRI scanners.

 FONAR CORPORATION AND SUBSIDIARIES

MEDICAL EQUIPMENT SEGMENT

PRODUCTS

The Fonar Upright® MRI is a weight-bearing whole-body open MRI system which enables positional MRI (pMRI®) applications. Operating at a magnetic field strength of 0.6 Tesla, the scanner is a powerful, diagnostically versatile and cost-effective open MRI that provides a broad range of clinical capabilities and a complete set of imaging protocols. Patients can be scanned standing, bending, sitting, upright at an intermediate angle and in the conventional recumbent position. This multi-positional MRI system accommodates an unrestricted range of motion for flexion, extension, lateral bending, and rotation studies of the cervical (upper)and lumbar (lower) spine. Previously difficult patient scanning positions can be achieved and compared using the system’s MRI-compatible, three-dimensional, motorized patient handling system. The system’s lift and tilt functions deliver the targeted anatomical region to the center of the magnet. True image orientation is assured, regardless of the rotation angle, via computer read-back of the table’s position.

There is considerable evidence that the weight-bearing Upright® MRI provides medical benefits not duplicated by any other MRI scanner because patient positioning plays a critical role in detecting clinically significant pathology.

For instance, the Fonar Upright® technology has demonstrated its key value on patients with the Arnold-Chiari Syndrome, cerebellar tonsil ectopia (CTE), which is believed to affect 200,000 to 500,000 Americans. In this syndrome, brain stem compression and subsequent severe neurological symptoms occur in these patients, when because of weakness in the support tissues within the skull, the brain stem descends and is compressed and entrapped at the base of the skull in the foramen magnum, which is the circular bony opening at the base of the skull where the spinal cord exits the skull. The brain structures “entrapped” in Chiari Syndrome are the lowest lying structures of the brain, the tonsils of the cerebelium. The Chiari Syndrome is therefore alternately named Cerebellar Ectopia (CTE) indicating the displacement (ectopia) of these Cerebellar tonsils in this syndrome. Classic symptoms of the Chiari Syndrome include the “drop attack,” where the patient unexpectedly experiences an explosive rush or nervous discharge at the base of the brain which rushes down the body to the extremities, causing the patient to collapse in a temporary neuromuscular paralysis; this subsides when the patient is lying down. Conventional lie-down MRI scanners cannot make an adequate evaluation of the pathology since the patient’s pathology is most visible and the symptoms most acute when the patient is scanned in the upright weight-bearing position.

A publication in the Journal “Brain Injury” (Brain Injury 2010, 24 (7-8) 988-994) of 1,200 neck pain patients reported that the fallen cerebellar tonsils of the brain (CTE) were missed 75% of the time when the patient was scanned only in the recumbent position. It is critical to have an image of the patient in an upright position so that the neurosurgeons can fully evaluate the extent of the brain stem compression which is occurring so they can choose the most appropriate surgical approach for the operative repair.

The study was published by 10 authors from distinguished universities in the United States and around the world. The study reported that Cerebellar Tonsil Herniation (CTE) was missed 75% of the time when the patient was scanned lying down instead of upright. At the current rate of 1,000,000 automobile whiplash injuries in the U.S. per year, 600,000 patients each year would have the pathology responsible for their symptoms go undetected if they were examined solely in a conventional recumbent-only MRI.

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

 FONAR CORPORATION AND SUBSIDIARIES

The Upright® MRI is also the world’s most non-claustrophobic whole-body MRI scanner. Patients can simply walk into the magnet, stand or sit for their scans and then walk out. The magnet’s front-open and top-open design provides an unprecedented degree of comfort because there is nothing in front of the patient’s face except for a large (42”) flat-screen TV that is mounted on the wall. The default position for the bed is a tilt back of seven degrees that minimizes patient motion. Special coil fixtures, a patient seat, Velcro straps, and transpolar stabilizing bars are also used to keep the patient comfortable and motionless throughout the scanning process.

Full-range-of-motion studies of the joints in a multiple of directions are possible, an especially promising feature for sports injuries. Full Range of Motion cines, or movies, of the lumbar spine can also be achieved under full body weight.

The Fonar 360™ is an enlarged room sized magnet in which the floor, ceiling and walls of the scan room are part of the magnet frame. Consequently, this scanner allows 360 degree access to the patient, and physicians and family members are able to enter the scanner and approach the patient.

Although the Fonar 360™ MRI is not now being actively marketed, the first Fonar 360™ MRI scanner, installed at the Oxford-Nuffield Orthopedic Center in Oxford, United Kingdom, is carrying a full diagnostic imaging caseload.

The Upright® MRI is designed to maximize image quality through an optimal combination of signal-to-noise (S/N) and contrast-to-noise (C/N) ratios. The technical improvements realized in this scanner’s design over its lower field strength predecessors also include increased image-processing speed and diagnostic flexibility.

Fonar created the high-field open MRI market segment. High-field open MRIs operate at significantly higher magnetic field strengths than the 0.2-0.35 Tesla open MRIs that preceded them, and, therefore, benefit from more of the MRI image-producing signal needed to make high-quality MRI images.

Fonar maximizes image quality through an optimal combination of image signal to noise (S/N) and contrast-to noise (C/N) ratios. Technical improvements incorporated into the scanner design include increased image processing speed, high-S/N Organ Specific(TM) RF receiver coils, high performance front-end electronics featuring high-speed, wide-dynamic-range analog-to-digital conversion and a miniaturized ultra-low-noise pre-amplifier; high-speed automatic tuning, bandwidth-optimized pulse sequences, multi-bandwidth sequences, and off-center FOV imaging capability.

In addition to the signal-to-noise ratio, however, a major determinant of that must be considered when it comes to image quality is contrast, the quality that enables reading physicians to clearly distinguish adjacent, and sometimes minute, anatomical structures from their surroundings. This quality is measured by contrast-to-noise ratios (C/N). Unlike S/N, which increases with increasing field strength, relaxometry studies have shown that C/N peaks in the mid-field range and actually falls off precipitously at higher field strengths. The Upright® MRI scanners operate squarely in the optimum C/N range.

FONAR’s scanners provide various features allowing for versatile diagnostic capability. For example, SMART™ scanning allows for same-scan customization of up to 63 slices, each slice with its own thickness, resolution, angle and position. This is an important feature for scanning parts of the body that include small-structure sub-regions requiring finer slice parameters. There is also Multi-Angle Oblique™ (MAO) imaging, and oblique imaging.

The console for these scanners includes a mouse-driven, multi-window interface for easy operation and a 42-inch, 1280 x 1024-pixel, 20-up, high-resolution image monitor with features such as electronic magnifying glass and real-time, continuous zoom and pan.

During fiscal 2014, sales of our Upright® MRI scanners accounted for approximately 1.4% of our total revenues and 7.9% of our medical equipment revenues, as compared to 6.5% of total revenues and 21.6% of medical equipment revenues in fiscal 2013. These results reflect the decrease in our sales of scanners.

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

We use internal and independent manufacturer’s representatives for domestic and foreign markets. None of Fonar’s competitors are entitled to make the Fonar Upright® MRI scanner.

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

FONAR CORPORATION AND SUBSIDIARIES

Recognition of the importance of the Fonar Upright® MRI continues to grow. During fiscal 2014, sales were made to customers in Dubai, United Arab Emirates, Wasilla, Alaska and to Medserena in Frankfurt, Germany. CEO Matthais Schulz has said, “The large number of requests coming from our physicians in Germany are arising because of the special medical need for FONAR’s unique technology. This is in spite of an intensely active MRI market in Germany, where there are already many conventional lie-down MRIs installed.” Medserena also has expanded its market to the United Kingdom with the opening of a Fonar Upright® MRI scanner in London.

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

Fonar’s marketing strategy has been designed to reach key purchasing decision makers with information concerning our flagship product, the Upright® MRI. This has led to many inquiries and to some sales of the Upright® MRI scanner and is intended to increase Fonar’s presence in the medical market. Fonar’s advertising has been directed at four target audiences: neurosurgeons, orthopaedic surgeons, radiologists and physicians in general.

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

To meet the demand for high-field open MRI scanners, Fonar plans to devote its principal efforts to marketing the Upright® MRI. The Upright® MRI is the only scanner in the industry that has the unique capability of scanning patients under weight-bearing conditions and in various positions. Utilizing a 6000 gauss (0.6 Tesla field strength) iron core electromagnet, the Upright® MRI scanner magnets are among the highest field "Open MRI" scanners in the industry.

 FONAR CORPORATION AND SUBSIDIARIES

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

Our areas of operations are principally in the United States. During the fiscal year ended June 30, 2014, 2.5% of the Company's revenues were generated by foreign sales, as compared to 2.1% for fiscal 2013.

We are seeking to promote foreign sales and have sold scanners in various foreign countries. Foreign sales, however, have not yet proved to be a significant source of revenue.

SERVICE AND UPGRADES FOR MRI SCANNERS

Our customer base of installed scanners has been and will continue to be an additional source of income, independent of direct sales.

Income is generated from the installed base in two principal areas, namely, service and upgrades. Service and maintenance revenues from our external installed base were approximately $10.2 million in fiscal 2014 and $11.0 million in fiscal 2013. Notwithstanding the decrease in service revenues in fiscal 2014, we expect service revenues to be essentially stable under present circumstances as customers enter into service contracts when the warranties on their scanners expire, replacing lost service contracts resulting from older scanners being taken out of service.

We also anticipate that our scanners will result in upgrades income in future fiscal years. The potential for upgrades income, originates in the versatility and productivity of the Upright® Imaging technology. New medical uses for MRI technology are constantly being discovered and are anticipated for the Upright® Imaging technology as well. New features can often be added to the scanner by the implementation of little more than versatile new software packages, which when coupled with hardware upgrades can add years of useful life to the scanner.

RESEARCH AND DEVELOPMENT

During the fiscal year ended June 30, 2014, we incurred expenditures of $1,760,821, none of which was capitalized, on research and development, as compared to $1,438,560, none of which was capitalized, during the fiscal year ended June 30, 2013.

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

While software improvements to the user interface are important in their own right, significant value is added to the MRI scanner by the modification of existing protocols for examining various parts of the body, and the development of new protocols that utilize new underlying capabilities of the pulse sequence software. Over time, FONAR users have become accustomed to the steady improvement in the recommended clinical protocols that accompany new software releases. More significantly, in recent years we have seen increasing adoption of FONAR-recommended clinical protocols over those developed on site. This is a testament to the superior image quality they produce in attractively short scan times.

FONAR CORPORATION AND SUBSIDIARIES

The development of clinically practical scan protocols and software depends on close contact between research and development scientists and engineers, and end users. That close contact is facilitated in part by the relationship with HMCA and the scanning centers. In addition to that collaboration, R&D staff have pursued a variety of novel and Upright® MRI-specific research projects. It is anticipated that these will ultimately lead to new applications that are made available to existing customers as upgrade add-ons to their machines. For example, phase-contrast imaging techniques originally developed for angiography have recently been applied to cerebro-spinal fluid (CSF) flow. Analysis of CSF flow in upright and recumbent postures may prove to be of significant value in the evaluation of a variety of disorders.

BACKLOG

Our backlog of unfilled orders at September 10, 2014 was approximately $2.9 million, as compared to $1.5 million at September 26, 2013. It is expected that the existing backlog of orders will be filled within the 2015 fiscal year.

PATENTS AND LICENSES

We currently have numerous patents in effect which relate to the technology and components of the MRI scanners.

We believe that these patents, and the know-how we have developed, are material to our business.

One of our patents, issued in the name of Dr. Damadian and licensed to Fonar, was United States patent No. 3,789,832, Apparatus and Method for Detecting Cancer in Tissue, also referred to in this report as the "1974 Patent". The 1974 Patent was the first of 4,552 (as of February 13, 2013) MRI patents issued by the United States Patent Office. The development of our MRI scanners have been based upon the 1974 Patent, and we believe that the 1974 Patent was the first of its kind to utilize MR to scan the human body and to detect cancer. The 1974 Patent was extended beyond its original 17-year term and expired in February, 1992.

We have significantly enhanced our patent position within the industry and now possesses a substantial patent portfolio which provides us, under the aegis of United States patent law, "the exclusive right to make, use and sell" many of the scanner features which Fonar pioneered and which are now incorporated in most MRI scanners sold by the industry. As of June 30, 2014, 189 patents had been issued to Fonar, and approximately 23 patents were pending. A number of Fonar’s existing patents specifically relate to protecting Fonar’s position in the Upright MRI market. The patents further enhance Dr. Damadian's pioneer patent, the 1974 Patent, that initiated the MRI industry and provided the original invention of MRI scanning. The terms of the patents in Fonar’s portfolio extend to various times.

We also have patent cross-licensing agreements with other MRI manufacturers. We have not licensed, however, any technology relating to Upright® MRI scanning.

PRODUCT COMPETITION

MRI SCANNERS

A majority of the MRI scanners in use in hospitals and outpatient facilities and at mobile sites in the United States are based on high field (1.5-3.0 Tesla) air core super conducting magnet technology.

The remainder, described as Open MRIs, are recumbent-only machines based on Fonar’s original iron-frame vertical magnetic field magnet design. These systems have been manufactured and sold by many of our largest competitors over the years. They generally operate at low field strengths (0.2 - 0.35 Tesla). Recently our competitors have attempted to introduce higher field strength Open MRI products, but the perception of the medical community is still that Open MRIs are useful only for anxious and claustrophobic patients, their image quality is poor, scan times are long, image resolution is low and they don’t do anything clinically valuable that high-field MRIs don’t already do.

 FONAR CORPORATION AND SUBSIDIARIES

One of the Upright MRI’s big competitive advantages is that it is dramatically different from the Open MRI in several important ways:

The Upright MRI actually does something clinically valuable that the high-field MRI machines cannot do (i.e. positional imaging, weight-bearing imaging).

Although the patient can extend their arms and possibly see out the sides while recumbent in an Open MRI, there is still a large intimidating magnet pole very close to and directly in front of the patient’s face. The Upright MRI allows the patient look directly out of the scanner and watch TV because there is nothing in front of their face.

The Upright MRI uses the same configuration RF receiver coil as a high-field MRI system to image the spine. Open MRIs cannot do this. (This is because of the rule in MRI that the axis of symmetry of the RF receiver coil should be perpendicular to the direction of the main magnetic field. The upright patient sits comfortably with their back against a flat (“planar”) RF receiver coil in our horizontal transaxial magnetic field. In contrast, the vertical magnetic field in the recumbent-only Open MRI precludes the use of this type of receiver coil).

The Upright® MRI’s magnetic field strength is 2-3 times that of many Open MRIs still in operation today.

Relative the high-field systems, the Upright® MRI’s has two major competitive advantages:

Patient positioning sometimes trumps a small increase in the image resolution and decrease in the scan time. As it is critical for physicians to not “miss” anything in the images, they recognize that the position-dependent pathology visualized with the Upright® MRI will be invisible (“missed”) if their patients are scanned at a higher field strengths.

Image artifacts arising from metal implants such as surgical screws are diminished with the 0.6 Tesla Upright® MRI compared to those from the high-field MRIs. It is well known that such artifacts get smaller as the MRI magnet’s field strength is reduced, so the anatomy adjacent to implanted hardware will be less obscured with the Upright® MRI. This is particularly valuable for surgeons referring their postoperative patients for diagnostic imaging studies.

Fonar faces competition within the MRI industry from such firms as General Electric Company, Philips N.V., Toshiba Corporation, Hitachi Corporation and Siemens A.G. Most competitors have marketing and financial resources more substantial than those available to us. They have in the past, and may in the future, heavily discount the sales price of their scanners. Such competitors sell both high field air core superconducting MRI scanners and iron frame products. Fonar’s original iron frame design, ultimately imitated by Fonar’s competitors to duplicate Fonar’s origination of “Open” MRI magnets, gave rise to current patient protected Upright® MRI technology with the result that Fonar today is the unique and only supplier of the highest field MRI magnets (.6 Tesla) that are not superconducting, do not use liquid helium and are not therefore susceptible to severe consequences and downtime cause by a system quench.

The iron frame, because it controls the magnetic lines of force and place them where wanted and remove them from where not wanted, provides a more versatile magnet design than is possible with air core magnets. Air core magnets contain no iron but consist entirely of turns of current carrying wire.

Fonar expects to be the leader in weight-bearing and positional MRI for providing dynamic visualization of body parts including the spine and extremities. No other company possesses the patented Upright® MRI technology necessary to achieve Upright positional MRI imaging.

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

 FONAR CORPORATION AND SUBSIDIARIES

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

 FONAR CORPORATION AND SUBSIDIARIES

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

On October 3, 2000 Fonar received FDA clearance for the Upright® MRI.

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

The 510(k) is essentially a brief statement and description of the product. As Fonar’s scanner products are Class II products, there are no pre-market data requirements.

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

We received clearance to sell the Upright® MRI scanners in the EU in May, 2002.

 FONAR CORPORATION AND SUBSIDIARIES

Other countries require that their own testing laboratories perform an evaluation of our devices. This requires that we must bring the foreign agency’s personnel to the USA to perform the evaluation at our expense before exporting.

Some countries, including many in Latin America and Africa, have very few regulatory requirements, beyond FDA clearance.

To date, Fonar has been able to comply with all foreign regulatory requirements applicable to its export sales.

HEALTH MANAGEMENT CORPORATION OF AMERICA

IMPERIAL MANAGEMENT SERVICES, LLC

HEALTH DIAGNOSTICS MANAGEMENT, LLC

PHYSICIAN AND DIAGNOSTIC SERVICES MANAGEMENT BUSINESS

Health Management Corporation of America, formed under the name U.S. Health Management Corporation and referred to as "HMCA", was organized by FONAR in March 1997. HMCA was formed as a wholly-owned subsidiary to engage in the business of providing comprehensive management services to diagnostic imaging facilities. The services we provide include development, administration, leasing of office space, facilities and equipment, provision of supplies, staffing, training and supervision of non-medical personnel, credentialing, accounting, billing and collection, assistance with compliance matters and the development and implementation of practice growth and marketing strategies.

In May 2011, HMCA transferred all of its assets, liabilities and business to Imperial Management Services, LLC, a limited liability company which is controlled but not wholly-owned by HMCA. Imperial is continuing the business of HMCA utilizing the same facilities, equipment and personnel as HMCA. This transaction did not result in a change of control or policy, but was solely a means to raise capital.

On February 13, 2013, HMCA entered into an agreement with investors to acquire a 50.5% controlling interest in a newly formed limited liability company, Health Diagnostics Management, LLC (HDM).

On March 5, 2013 HDM purchased from Health Diagnostics, LLC (“HD”) and certain of its subsidiaries, a business managing twelve (12) Stand-Up® MRI Centers and two (2) other scanning centers located in the States of New York and Florida. The transfer of the Florida facilities took place in April, 2013, following some required regulatory approvals.

HMCA is the controlling, but not sole owner of these two limited liability companies, Imperial and HDM, through which HMCA conducts its business. The investors are passive investors, in that their membership interests do not give them the right to participate in the management of either company.

As of September 5, 2014, HMCA and HDM managed a total of 24 MRI centers. For the 2013 fiscal year, the revenues HMCA and HDM recognized from the MRI facilities increased to $34.3 million, and in fiscal 2014 the revenues recognized from the MRI facilities further increased to $56.6 million.

For the sake of simplicity and to avoid confusion, HMCA, Imperial and HDM are, unless otherwise indicated referred to as “HMCA” for all periods before and after the Imperial and HDM transactions.

HMCA GROWTH STRATEGY

HMCA’s growth strategy focuses on upgrading and expanding the existing facilities it manages and expanding the number of facilities it manages for its clients. Our most important effort in this regard has been to promote and facilitate the replacement of existing MRI scanners with new Fonar Upright® MRI scanners. As a result, we presently have Upright® MRI scanners at all but one of the MRI facilities we manage.

 FONAR CORPORATION AND SUBSIDIARIES

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

6. Diagnostic Imaging and Ancillary Services. HMCA can offer access to diagnostic imaging equipment through diagnostic imaging facilities it manages. The Company may expand the ancillary services offered in its network to include x-rays and other MRI equipment such as extremity scanners.

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

The exceptions to this general model of operation are four of the facilities acquired by HMCA from Health Diagnostics, LLC in April, 2013 in Florida. These Florida facilities are owned by limited liability companies which, as our subsidiaries, conduct their operations directly and bill and collect their fees from the patients and third party payors.

The facilities enter into contracts with third party payors, including managed care companies. None of HMCA’s clients, however, participate in any capitated plans or other risk sharing arrangements. Capitated plans are those HMO programs where the provider is paid a flat monthly fee per patient.

 FONAR CORPORATION AND SUBSIDIARIES

The fees paid by the facilities to HMCA are flat monthly fees. In fiscal 2013, the aggregate amount of management fees were $1,708,739 per month up to March 5, 2013. As a result of the HDM acquisition and the addition of 14 MRI scanning centers, the aggregate amount of management fees increased to $3,469,438 per month commencing March 5, 2013. In fiscal 2014, the aggregate amount of management fees was $3,483,916.

Fees under the management agreements are subject to adjustment by mutual agreement on an annual basis.

Dr. Damadian owns three of the MRI facilities in Florida managed by HMCA. The fees for these three sites in Florida owned by Dr. Damadian are flat monthly fees which are subject to adjustment by mutual agreement on an annual basis. In fiscal 2014, the aggregate amount of management fees paid to HMCA by these sites was $615,144.

Patient fees for the Florida subsidiaries which directly bill their patients were $24,307,192 in fiscal 2014.

HMCA and HDM contract with Tritech Healthcare Management (Plainview, New York) to perform billing and collection for their clients’ No-Fault and Workers’ Compensation business. The fixed monthly fees were $30,000 for HMCA and $55,000 for HDM in fiscal 2014.

HMCA MARKETING

HMCA's marketing strategy is to expand the business and improve the facilities which it manages. HMCA is seeking to increase the number of locations of those facilities where market conditions are promising and to promote growth of our clients' and Florida subsidiaries’ patient volume and revenue.

DIAGNOSTIC IMAGING FACILITIES

Diagnostic imaging facilities managed by HMCA and HDM provide diagnostic imaging services to patients referred by physicians who are either in private practice or affiliated with managed care providers or other payor groups. The facilities are operated in a manner which eliminates the admission and other administrative inconveniences of in-hospital diagnostic imaging services. Imaging services are performed in an outpatient setting by trained medical technologists under the direction of physicians employed by the diagnostic imaging facilities. Following diagnostic procedures, the images are reviewed by the interpreting physicians who prepare a report of these tests and their findings. Reports for the New York facilities are transcribed by HMCA personnel and reports for the Florida facilities are outsourced to independent contractors.

HMCA develops marketing programs in an effort to establish and maintain profitable referring physician relationships and to maximize reimbursement yields. HMCA also directs its marketing efforts at managed care providers.

Managed care providers are an important factor in the diagnostic imaging industry. To further its position, HMCA is seeking to expand the imaging modalities offered at its managed and owned diagnostic imaging facilities. Two facilities in New York and two facilities in Florida have two MRI scanners. One facility in New York and two in Florida also perform x-rays.

REIMBURSEMENT

HMCA’s clients receive reimbursements for their services through Medicare, Medicaid, managed care and other insurance.

 FONAR CORPORATION AND SUBSIDIARIES

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

Healthcare Reform Legislation

Healthcare reform legislation enacted in the first quarter of 2010 by the Patient Protection and Affordable Care Act or PPACA, specifically requires the U.S. Department of Health and Human Services, in computing physician practice expense relative value units, to increase the equipment utilization factor for advanced diagnostic imaging services (such as MRI, CT and PET) from a presumed utilization rate of 50% to 65% for 2010 through 2012, 70% in 2013, and 75% thereafter. Excluded from the adjustment are low-technology imaging modalities such as ultrasound, X-ray and fluoroscopy. The Health Care and Education Reconciliation Act of 2010 (H.R. 4872) or Reconciliation Act, which was approved by the President on March 30, 2010, amends the provision for higher presumed utilization of advanced diagnostic imaging services to a presumed rate of 75%. These changes may result in decreased revenue for the services performed by our clients for Medicare beneficiaries. Other changes in reimbursement for services rendered by Medicare Advantage plans may also reduce the revenues for services rendered to Medicare Advantage enrollees.

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

In addition to the foregoing changes to the usage assumptions, CMS’ 2010 regulatory changes to the MPFS also included a downward adjustment to services primarily involving the technical component rather than the physician work component, by adjusting downward malpractice payments for these services. These adjustments have been phased in over a four year period. For our fiscal year ended June 30, 2014, Medicare revenues represented approximately 6.5% of the revenues for HMCA’s clients as compared to 7.6% for the fiscal year ended June 30, 2013. In January, 2014 additional reductions were adopted, and New York State is proposing to reduce workers’ compensation reimbursements.

Because of the many variables involved, we are unable to predict how the legislative mandates contained in PPACA will be implemented, in their complete and final form, whether any additional changes to PPACA or regulations (including interpretations), will occur in the future, or what effect any other future legislation or regulation would have on our business. Many commercial insurance companies, however, tie their reimbursement rates to the government reimbursement levels.

 FONAR CORPORATION AND SUBSIDIARIES

Medicaid

The Medicaid program is a jointly-funded federal and state program providing coverage for low-income persons. In addition to federally-mandated basic services, the services offered and reimbursement methods vary from state to state. In many states, Medicaid reimbursement is patterned after the Medicare program; however, an increasing number of states have established or are establishing payment methodologies intended to provide healthcare services to Medicaid patients through managed care arrangements. In fiscal 2014, approximately 0.25% of the revenues of HMCA’s clients were attributable to Medicaid, as compared to 0.5% in fiscal 2013.

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

With respect to the diagnostic imaging facilities managed by HMCA, the outpatient diagnostic imaging industry is highly competitive. Competition focuses primarily on attracting physician referrals at the local market level and increasing referrals through relationships with managed care organizations, as well as emphasizing to potential referral sources the advantages of Upright® MRI scanning. HMCA believes that principal competitors for the diagnostic imaging centers are hospitals and independent or management company-owned imaging centers. Competitive factors include quality and timeliness of test results, ability to develop and maintain relationships with managed care organizations and referring physicians, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times. HMCA believes that it will be able to effectively meet the competition in the outpatient diagnostic imaging industry with the Fonar Upright® MRI scanners at its facilities.

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

 FONAR CORPORATION AND SUBSIDIARIES

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

 FONAR CORPORATION AND SUBSIDIARIES

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

In fiscal 2014, approximately 6.5% of the revenues of HMCA’s clients were attributable to Medicare and 0.25% were attributable to Medicaid. In fiscal 2013, approximately 7.6% of the revenues of HMCA’s clients were attributable to Medicare and 0.5% were attributable to Medicaid.

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

 FONAR CORPORATION AND SUBSIDIARIES

Further, HIPAA requires healthcare providers and their business associates to maintain the privacy and security of individually identifiable protected health information (“PHI”). HIPAA imposes federal standards for electronic transactions, for the security of electronic health information and for protecting the privacy of PHI. The Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), signed into law on February 17, 2009, dramatically expanded, among other things, (1) the scope of HIPAA to now apply directly to “business associates,” or independent contractors who receive or obtain PHI in connection with providing a service to a covered entity, (2) substantive security and privacy obligations, including new federal security breach notification requirements to affected individuals, DHHS and prominent media outlets, of certain breaches of unsecured PHI, (3) restrictions on marketing communications and a prohibition on covered entities or business associates from receiving remuneration in exchange for PHI, and (4) the civil and criminal penalties that may be imposed for HIPAA violations, increasing the annual cap in penalties from $25,000 to $1.5 million per occurrence.

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

 FONAR CORPORATION AND SUBSIDIARIES

Patient Protection and Affordable Care Act

On March 23, 2010, President Obama signed into law healthcare reform legislation in the form of PPACA. The implementation of this law will likely have a profound impact on the healthcare industry. Most of the provisions of PPACA are being phased in over time and can be conceptualized as a broad framework not only to provide health insurance coverage to millions of Americans, but to fundamentally change the delivery of care by bringing together elements of health information technology, evidence-based medicine, chronic disease management, medical “homes,” care collaboration and shared financial risk in a way that will accelerate industry adoption and change. There are also many provisions addressing cost containment, reductions of Medicare and other payments and heightened compliance requirements and additional penalties, which will create further challenges for providers. We are unable to predict the full impact of PPACA at this time due to the law’s complexity and current lack of implementing regulations or interpretive guidance. Moving forward, we believe that the federal government will likely have greater involvement in the healthcare industry than in prior years.

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

Various States prohibit business corporations from practicing medicine. Various States, including New York, also prohibit the sharing of professional fees or fee splitting. Consequently, in New York HMCA leases space and equipment to clients and provides clients with a range of non-medical administrative and managerial services for agreed upon fees. Under Florida law a business entity can bill patients and third party payors directly, and at four of the seven facilities in Florida, HMCA’s subsidiaries do so.

HMCA’s clients generate revenue from patients covered by no-fault insurance and workers' compensation programs. For the fiscal year ended June 30, 2014 approximately 43.4% of our clients’ receipts were from patients covered by no-fault insurance and approximately 6.3% of our client’s receipts were from patients covered by workers’ compensation programs. For the fiscal year ended June 30, 2013, approximately 37.0% of HMCA’s clients’ receipts were from patients covered by no-fault insurance and approximately 3.8% of HMCA’s clients’ receipts were from patients covered by workers’ compensation programs. (The foregoing numbers do not include payments from third party administrators). In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA could be required to modify its business practices and services in ways that could be more costly to HMCA or in ways that decrease the revenues which HMCA receives from its clients.

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

 FONAR CORPORATION AND SUBSIDIARIES

EMPLOYEES

Fonar and its subsidiaries, HMCA and HDM had approximately 430 employees as of August 1, 2014. This total number included 15 in production, 30 in customer support, 8 in research and development, 4 in information technology, 48 in marketing and sales, 42 transcriptionists, 30 technologists, 39 in billing and collections, and 214 in various administrative positions. Approximately 231 employees employed at the MRI facilities managed or owned by HMCA and HDM, primarily in administrative positions.

ITEM 2. PROPERTIES

Fonar currently leases approximately 78,000 square feet of office and plant space at its principal offices in Melville, New York, The term of the lease runs through 2016. Management believes that the premises will be adequate for its current needs. HMCA and HD already have consolidated their headquarters with those of Fonar as part of the Company’s cost cutting measures. HMCA and HD maintain leased office premises for their clients at the clients’ sites under leases having various terms.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES. Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded in the Nasdaq SmallCap market under the National Association of Securities Dealers Automated Quotation System, also referred to as "NASDAQ", under the symbol FONR. The following table sets forth the high and low trades reported in NASDAQ System for the periods shown.

Fiscal Quarter		High	Low
January - March	2012	2.89	1.68
April - June	2012	6.8	2.68
July - September	2012	4.12	3.02
January - March	2013	7.44	4.42
April - June	2013	7.94	5.67
July - September	2013	6.7	5.12
January - March	2014	27.95	16.2
April - June	2014	18.7	11.28

 FONAR CORPORATION AND SUBSIDIARIES

On September 2, 2014, we had approximately 1,813 stockholders of record of our Common Stock, 11 stockholders of record of our Class B Common Stock, 3 stockholders of record of our Class C Common Stock and 1,807 stockholders of record of our Class A Non-voting Preferred Stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data has been extracted from our consolidated financial statements for the five years ended June 30, 2014. This consolidated selected financial data should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this form.

As of and For the Periods Ended June 30,

	2014	2013	2012	2011	2010
STATEMENT OF OPERATIONS
Revenues	$68,505,477	$49,141,814	$39,444,419	$33,136,395	$31,815,555
Cost of revenues	$37,247,449	$26,121,365	$21,195,680	$18,479,550	$18,620,220
Research and Development Expenses	$1,760,821	$1,438,560	$1,242,656	$1,440,032	$2,458,342
Net Income (Loss)	$13,396,769	$10,256,362	$6,875,073	$3,309,019	($3,012,742.00)
Basic Net Income (Loss) per common share	$1.62	$1.37	$0.93	$0.56	($0.61)
Diluted Net Income (Loss) per common share	$1.58	$1.34	$0.91	$0.55	($0.61)
Basic Weighted average number of shares outstanding	6,009,822	5,933,318	5,778,695	5,264,795	4,932,044
Diluted Weighted average number of shares outstanding	6,137,326	6,060,822	5,906,199	5,392,299	4,932,044
BALANCE SHEET DATA
Working capital (deficiency)	$21,624,952	$16,748,144	$4,805,347	($575,628)	($10,025,577)
Total Assets	$76,789,843	$73,150,650	$33,635,002	$31,580,674	$21,628,845
Long-term debt and obligations under capital leases	$8,481,830	$12,887,005	$777,274	$1,746,286	$1,638,963
Stock holder’s (deficiency) equity	$45,906,592	$37,799,276	$11,101,065	$5,865,814	($5,775,966)

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

Fonar's principal MRI product is its Stand-Up®/Upright® MRI scanner. The Stand-Up® MRI allows patients to be scanned for the first time under weight-bearing conditions. The Stand-Up® MRI is the only MRI capable of producing images in the weight-bearing state.

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

For the fiscal years ended June 30, 2014 and June 30, 2013, 11.1% and 23.0%, respectively, of total revenues were derived from contracts with facilities owned by Dr. Raymond V. Damadian, the President of Fonar and HMCA, and principal stockholder of Fonar. The agreements with these MRI facilities are for one-year terms which renew automatically on an annual basis, unless terminated. The fees for these sites, which are located in Florida, are flat monthly fees.

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

FONAR CORPORATION AND SUBSIDIARIES

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

In 2013 we recorded a valuation allowance resulting in a deferred tax asset of $2,473,892. As of June 30, 2012, we had recorded a valuation allowance which reduced our deferred tax assets to equal our deferred tax liability. At June 30, 2014, the deferred tax asset was $5,156,297.

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

FONAR CORPORATION AND SUBSIDIARIES

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

RESULTS OF OPERATIONS. FISCAL 2014 COMPARED TO FISCAL 2013

In fiscal 2014, we recognized net income of $13.4 million on revenues of $68.5 million, as compared to net income of $10.3 million on revenues of $49.1 million for fiscal 2013. This represents an increase in revenues of 39.5%. The increased revenue for fiscal 2014 resulted primarily from the inclusion of the revenues of HDM for a full fiscal year. Unrelated party management fees increased by 62%. Total costs and expenses increased by 35%. Our consolidated operating results improved by $4.8 million to an operating income of $12.3 million for fiscal 2014 as compared to an operating income of $7.5 million for fiscal 2013.

Discussion of Operating Results of Medical Equipment Segment

Fiscal 2014 Compared to Fiscal 2013

Revenues attributable to our medical equipment segment decreased by 18.9% to $12.1 million in fiscal 2014 from $14.9 million in fiscal 2013, with product sales revenues decreasing by 52.3% from $3.9 million in fiscal 2013 to $1.9 million in fiscal 2014. Service revenue decreased from $11.0 million in fiscal 2013 to $10.2 million in fiscal 2014.

The Upright® MRI is unique in that it permits MRI scans to be performed on patients upright in the weight-bearing state and in multiple positions that correlate with symptoms.

Product sales to unrelated parties decreased by 52.3% in fiscal 2014 from $3.9 million in fiscal 2013 to $1.9 million in fiscal 2014. There were no product sales to related parties in fiscal 2014 or 2013.

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

The operating results for the medical equipment segment increased from income of $140,000 in fiscal 2013 to income of $469,000 in fiscal 2014. This increase is attributable most significantly to the fact that costs decreased by a greater amount than the revenues decreased.

We recognized revenues of $957,000 from the sale of our Upright® MRI scanners in fiscal 2014, while in fiscal 2013, we recognized revenues of $3.2 million from the sale of Upright® MRI scanners.

Research and development expenses, increased by 22.4% to $1.8 million in fiscal 2014 as compared to $1.4 million in fiscal 2013. Our expenses for fiscal 2014 represented continued research and development of Fonar’s scanners, Fonar’s new hardware and software product, Sympulse® and new surface coils to be used with the Upright® MRI scanner.

Discussion of Operating Results of Physician and Diagnostic Services Management Segment.

Fiscal 2014 Compared to Fiscal 2013

Revenues attributable to the Company's physician and diagnostic services management segment, HMCA, increased by 65.2% to $56.5 million in fiscal 2014 from $34.3 million in fiscal 2013. The increase in revenues was primarily due to the 14 additional scanning facilities acquired in the HDM transaction, which resulted in the recognition of $35.9 million in revenues from HDM, including $13.9 million of patient fees (net of contractual allowances and discounts less provision for bad debts) from patient and third party payors recognized by four of the facilities in Florida.

 FONAR CORPORATION AND SUBSIDIARIES

Cost of revenues as a percentage of the related revenues for our physician and diagnostic services management segment increased from $19.2 million or 39.2% of related revenues for the year ended June 30, 2013 to $33.7 million, or 59.6% of related revenue for the year ended June 30, 2014.

Operating results of this segment increased from operating income of $7.4 million in fiscal 2013 to operating income of $11.8 million in fiscal 2014. We believe that the 14 additional facilities managed by HDM and our efforts to expand and improve the operation of our physician and diagnostic services management segment are directly responsible for the profitability of this segment and our company as a whole.

Discussion of Certain Consolidated Results of Operations

Fiscal 2014 Compared to Fiscal 2013

Interest and investment income decreased in 2014 compared to 2013. We recognized interest income of $238,928 in 2014 as compared to $217,598 in fiscal 2013, representing an increase of 9.8%.

Interest expense of $884,541 was recognized in fiscal 2014, as compared to $500,362 in fiscal 2013, representing an increase of 76.8%.

While revenue increased by 39.4%, selling, general and administrative expenses increased by 23.1% to $15.4 million in fiscal 2014 from $12.5 million in fiscal 2013.

The compensatory element of stock issuances decreased from approximately $415,021 in fiscal 2013 to $223,000 in fiscal 2014, reflecting a decrease in Fonar’s use of its stock bonus plans to pay employees and others.

The higher provision for bad debts of $1.8 million in fiscal 2014 as compared to $1.5 million in fiscal 2013, reflected an increase in reserves for certain indebtedness in fiscal 2014 by our physician and diagnostic services management segment. In addition in fiscal 2014, the Company recorded a provision for bad debts for patient fee revenue of $10.3 million for the four MRI facilities in Florida which bill patients and third party payors directly. The three Florida sites managed by HMCA jointly and severally guaranteed the payment of their management fees to HMCA, further securing HMCA’s management fee receivables.

Revenue from service and repair fees decreased from $11.0 million in fiscal 2013 to $10.2 million in fiscal 2014.

Continuing our tradition as the originator of MRI, we remain committed to maintaining our position as the leading innovator of the industry through investing in research and development. In fiscal 2014 we continued our investment in the development of our new MRI scanners, together with software and upgrades, with an investment of $1,760,821 in research and development, none of which was capitalized, as compared to $1,438,560, none of which was capitalized, in fiscal 2013. The research and development expenditures were approximately 14.6% of revenues attributable to our medical equipment segment and 2.6% of total revenues in 2014, and 9.7% of medical equipment segment revenues and 2.9% of total revenues in fiscal 2013. This represented a 22.4% increase in research and development expenditures in fiscal 2014 as compared to fiscal 2013.

The physician and diagnostic services management segment, HMCA, revenues increased, from $34.3 million in fiscal 2013 to $56.5 million in fiscal 2014. This is primarily attributable to increased revenue resulting from the HDM acquisition for a full fiscal year.

We have been taking steps to improve HMCA revenues by our marketing efforts, which focus on the unique capability of our Upright® MRI scanners to scan patients in different positions. We have also been increasing the number of health insurance plans in which our clients participate.

Marketing expenditures may increase, as the Company continues its efforts to promote sales.

 FONAR CORPORATION AND SUBSIDIARIES

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities increased by 26.4% from $7.9 million at June 30, 2013 to $10.0 million at June 30, 2014.

Cash provided by operating activities for fiscal 2014 approximated $13.4 million. Cash provided by operating activities was attributable to the net income of $13.4 million, depreciation and amortization of $3.8 million, which was offset by the deferred income tax benefit of $2.7 million and the increase in accounts, medical and management fee receivables of $4.0 million.

Cash used in investing activities for fiscal 2014 approximated $835,000. The use of cash from investing activities was attributable to purchases of property and equipment of $621,000, and costs of patents of $214,000.

Cash used by financing activities for fiscal 2014 approximated $10.4 million. The principal uses of cash in financing activities included the repayment of loans and capital lease obligations of $4.4 million, distributions to non-controlling interests of $5.0 million and a redemption of non-controlling interests of $1.1 million.

 FONAR CORPORATION AND SUBSIDIARIES

Total liabilities decreased by 13.3% during fiscal 2014, from approximately $35.4 million at June 30, 2013 to approximately $30.9 million at June 30, 2014.

As at June 30, 2014, our obligations included approximately $5.0 million in various state sales taxes, inclusive of penalties and interest. The Company will attempt to obtain a reduction of penalties in negotiating final settlements.

At June 30, 2014, we had working capital of approximately $21.6 million as compared to working capital of $16.7 million at June 30, 2013, and stockholders’ equity of $45.9 million at June 30, 2014 as compared to stockholders’ equity of $37.8 million at June 30, 2013. For the year ended June 30, 2014, we realized a net income of $13.4 million.

Our principal sources of liquidity has been derived from investments, revenues and the proceeds of loans obtained in connection with the HDM acquisition.

Our business plan includes a program for manufacturing and selling our Upright® MRI scanners. In addition, we are enhancing our revenue by participating in the physician and diagnostic services management business through our subsidiary, HMCA and have upgraded the facilities which it manages, most significantly by the replacement of the original MRI scanners with new Upright® MRI scanners. Presently, 23 of the 24 MRI facilities managed by HMCA, are equipped with Upright® MRI scanners. We have also intensified our marketing activities through the hiring of additional marketers for HMCA’s clients.

Our business plan also calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from our installed base of scanners were $11.0 million for the year ended June 30, 2013 and $10.2 million for the year ended June 30, 2014.

In order to promote profitability and to reduce demands on our cash and other liquid reserves, we maintain an aggressive program of cost cutting. These measures included consolidating HMCA’s office space with Fonar’s office space, reductions in the size of our workforce, compensation and benefits, as well as across the board reduction of expenses. The cost reductions are intended to enable us to withstand periods of low volumes of MRI scanner sales, by keeping expenditures at levels which can be supported by service revenues and HMCA and HDM revenues.

Current economic credit conditions have contributed to a slower than optimal business environment. Given liquidity and credit constraints in the markets, our business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known.

Revenues from HMCA and HDM have been the principal reason for our profitability, and we have so far been able to maintain and increase such revenues by increasing the number of scans being performed by the sites we manage and those we own, notwithstanding reductions in reimbursement rates from third party payors. The likelihood and effect of any subsequent reductions is not fully known.

Capital expenditures for fiscal 2014 approximated $835,000. Capitalized patent costs were approximately $214,000. Purchases of property and equipment were approximately $621,000.

Fonar has not committed to making capital expenditures in the 2015 fiscal year.

The Company believes that its business plan has been responsible for the past two consecutive fiscal years of profitability (fiscal 2014 and fiscal 2013) and that its capital resources will be adequate to support operations at current levels through June 30, 2015.

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

Item 8

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders of

FONAR Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FONAR Corporation and Subsidiaries as of June 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FONAR Corporation and Subsidiaries internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 and our report dated September 29, 2014 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

Very truly yours,

/s/ Marcum LLP

Marcum LLP

New York, New York

September 29, 2014

 FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2014	2013
Current Assets:
Cash and cash equivalents	$9,951,736	$7,870,727
Accounts receivable – net of allowances for doubtful accounts of $257,362 at June 30, 2014 and 2013	4,450,125	4,443,595
Medical receivables –net of allowances for doubtful accounts of $12,917,751 and $2,584,669 at June 30, 2014 and 2013, respectively	8,807,856	8,126,476
Management and other fees receivable – net of allowances for doubtful accounts of $10,901,619 and $9,095,320 at June 30, 2014 and 2013, respectively	11,970,388	11,465,913
Management and other fees receivable – related medical practices – net of allowances for doubtful accounts of $403,047 at June 30, 2014 and 2013	3,426,982	2,381,664
Costs and estimated earnings in excess of billings on uncompleted contracts	759,809	445,742
Inventories	2,443,536	2,077,088
Prepaid expenses and other current assets	1,011,358	1,054,551
Total Current Assets	42,821,790	37,865,756
Deferred Income Tax Asset	5,740,287	2,935,750
Property and Equipment – Net	15,029,729	17,524,494
Goodwill	1,767,098	1,767,098
Other Intangible Assets – Net	10,508,843	11,904,248
Other Assets	922,096	1,153,304
Total Assets	$76,789,843	$73,150,650

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES

	June 30,
	2014	2013
Current Liabilities:
Current portion of long-term debt and capital leases	$2,890,816	$2,885,769
Accounts payable	2,481,997	2,752,479
Other current liabilities	9,024,033	8,494,361
Unearned revenue on service contracts	4,730,962	4,965,415
Customer deposits	1,926,813	1,857,870
Billings in excess of costs and estimated earnings on uncompleted contracts	142,217	142,217
Income tax payable	—	19,501
Total Current Liabilities	21,196,838	21,117,612
Long-Term Liabilities:
Deferred Income Tax Liability	583,990	461,858
Due to Related Medical Practices	234,581	230,626
Long-Term Debt and Capital Leases, Less Current Portion	8,481,830	12,887,005
Other Liabilities	386,012	654,273
Total Long-Term Liabilities	9,686,413	14,233,762
Total Liabilities	30,883,251	35,351,374

Commitments, Contingencies and Other Matters

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

STOCKHOLDERS' EQUITY

	June 30,
	2014	2013
Stockholders' Equity:
Class A non-voting preferred stock $.0001 par value; 453,000 shares authorized at June 30, 2014 and 2013, 313,438 issued and outstanding at June 30, 2014 and 2013	$31	$31
Preferred stock $.001 par value; 567,000 shares authorized at June 30, 2014 and 2013, issued and outstanding – none	—	—
Common stock $.0001 par value; 8,500,000 shares authorized at June 30, 2014 and 2013, 6,057,483 and 5,980,775 issued at June 30, 2014 and 2013, respectively; 6,045,840 and 5,969,132 outstanding at June 30, 2014 and 2013, respectively	606	598
Class B common stock (10 votes per share) $.0001 par value; 227,000 shares authorized at June 30, 2014 and 2013, 146 issued and outstanding at June 30, 2014 and 2013	—	—
Class C common stock (25 votes per share) $.0001 par value; 567,000 shares authorized at June 30, 2014 and 2013, 382,513 issued and outstanding at June 30, 2014 and 2013	38	38
Paid-in capital in excess of par value	175,284,437	174,499,020
Accumulated deficit	(149,259,286)	(159,655,416)
Notes receivable from employee stockholders	(38,828)	(54,820)
Treasury stock, at cost – 11,643 shares of common stock at June 30, 2014 and 2013	(675,390)	(675,390)
Total Fonar Corporation’s Stockholders’ Equity	25,311,608	14,114,061
Noncontrolling interests	20,594,984	23,685,215
Total Stockholders' Equity	45,906,592	37,799,276
Total Liabilities and Stockholders' Equity	$76,789,843	$73,150,650

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended June 30,
	2014	2013
Revenues
Product sales – net	$1,877,932	$3,939,140
Service and repair fees – net	10,082,631	10,841,935
Service and repair fees – related parties – net	110,000	110,000
Patient fee revenue, net of contractual allowances and discounts	24,307,192	7,481,865
Provision for bad debts for patient fee	(10,333,082)	(2,584,669)
Management and other fees – net	34,839,969	21,493,599
Management and other fees – related medical practices – net	7,620,835	7,859,944
Total Revenues – Net	68,505,477	49,141,814
Costs and Expenses
Costs related to product sales	1,067,120	3,656,635
Costs related to service and repair fees	2,496,985	3,213,420
Costs related to service and repair fees – related parties	27,242	32,603
Costs related to patient fee revenue	7,670,484	2,704,758
Costs related to management and other fees	20,851,065	12,998,243
Costs related to management and other fees – related medical practices	5,134,553	3,515,706
Research and development	1,760,821	1,438,560
Selling, general and administrative, inclusive of compensatory element of stock issuances of $223,000 and $415,021 for the years ended June 30, 2014 and 2013, respectively	15,388,239	12,501,621
Provision for bad debts	1,806,299	1,544,521
Total Costs and Expenses	56,202,808	41,606,067
Income from Operations	12,302,669	7,535,747
Other Income and (Expenses):
Interest expense	(884,541)	(500,362)
Investment income	238,928	217,598
Other (expense) income – net	(608,599)	725,488
Income before benefit (provision) for income taxes and noncontrolling interests	11,048,457	7,978,471
Benefit for Income Taxes	2,348,312	2,277,891
Net Income	$13,396,769	$10,256,362
Net Income – Noncontrolling Interests	(3,000,639)	(1,577,820)
Net Income – Controlling Interests	$10,396,130	$8,678,542

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

	For the Years Ended June 30,
	2014	2013
Net Income Available to Common Stockholders	$9,720,030	$8,107,367
Net Income Available to Class A Non-Voting Preferred Stockholders	$503,911	$425,708
Net Income Available to Class C Common Stockholders	$172,189	$145,467
Basic Net Income Per Common Share Available to Common Stockholders	$1.62	$1.37
Diluted Net Income Per Common Share Available to Common Stockholders	$1.58	$1.34
Basic and Diluted Income Per Share – Common C	$0.45	$0.38
Weighted Average Basic Shares Outstanding – Common Stockholder	6,009,822	5,933,318
Weighted Average Diluted Shares Outstanding – Common Stockholder	6,137,326	6,060,822
Weighted Average Basic Shares Outstanding – Class C Common	382,513	382,513
Weighted Average Diluted Shares Outstanding – Class C Common	382,513	382,513

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED JUNE 30, 2014 AND 2013

	Class A Non-Voting Preferred	Common Shares	Stock Amount	Class C Common Stock
Balance - June 30, 2012	$31	5,901,262	$590	$38
Net income	—	—	—
Stock issued to employees under stock bonus plans	—	67,870	8
Payments on notes receivable from employee stockholders	—	—	—
Buyout of noncontrolling interests	—	—	—
Redemption of noncontrolling interests	—	—	—
Distributions to noncontrolling interests	—	—	—
Proceeds from noncontrolling interest	—	—	—
Balance - June 30, 2013	$31	5,969,132	$598	$38
Net income	—	—	—
Stock issued to employees under stock bonus plans	—	21,443	2
Issuance of stock for goods and services	—	45,265	5
Payments on notes receivable from employee stockholders	—	—	—
Stock option exercised	—	10,000	1
Redemption of noncontrolling interests	—	—	—
Distributions to noncontrolling interests	—	—	—	—
Balance - June 30, 2014	$31	6,045,840	$606	$38

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED JUNE 30, 2014 AND 2013

	Paid-in Capital in Excess of Par Value	Treasury Stock	Notes Receivable From Employee Stockholders
Balance - June 30, 2012	$174,084,007	($675,390)	($70,813)
Net income	—	—	—
Stock issued to employees under stock bonus plans	415,013	—	—
Payments on notes receivable from employee stockholders	—	—	15,993
Buyout of noncontrolling interests		—	—
Redemption of noncontrolling interests	—	—	—
Distributions to noncontrolling interests	—	—	—
Proceeds from noncontrolling interest	—	—	—
Balance - June 30, 2013	$174,499,020	($675,390)	($54,820)
Net income	—	—	—
Stock issued to employees under stock bonus plans	222,998	—	—
Issuance of stock for goods and services	531,820	—	—
Payments on notes receivable from employee stockholders	—	—	15,992
Stock option exercised	30,599	—	—
Redemption of noncontrolling interests	—	—	—
Distributions to noncontrolling interests	—	—	—
Balance - June 30, 2014	$175,284,437	($675,390)	($38,828)

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2014 AND 2013

	Accumulated Deficit	Noncontrolling Interests	Total
Balance - June 30, 2012	($168,333,958)	$6,096,560	$11,101,065
Net income	8,678,542	1,577,820	10,256,362
Stock issued to employees under stock bonus plans	—	—	415,021
Payments on notes receivable from employee stockholders	—	—	15,993
Buyout of noncontrolling interests	—	-564,315	-564,315
Redemption of noncontrolling interests	—	-1,424,900	-1,424,900
Distributions to noncontrolling interests	—	-1,799,950	-1,799,950
Proceeds from noncontrolling interest	—	19,800,000	19,800,000
Balance - June 30, 2013	($159,655,416)	$23,685,215	$37,799,276
Net income	10,396,130	3,000,639	13,396,769
Stock issued to employees under stock bonus plans	—	—	223,000
Issuance of stock for goods and services	—	—	531,825
Payments on notes receivable from employee stockholders	—	—	15,992
Stock option exercised	—	—	30,600
Redemption of noncontrolling interests	—	-1,125,100	-1,125,100
Distributions to noncontrolling interests	—	-4,965,770	-4,965,770
Balance - June 30, 2014	($149,259,286)	$20,594,984	$45,906,592

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,396,769	$10,256,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,817,205	2,421,177
Abandoned patents or software written off	250,523	66,619
Provision for bad debts	1,806,299	1,544,521
Deferred income tax benefit	(2,682,405)	(2,473,892)
Gain on sale of equipment	—	(557,473)
Loss on disposition of equipment	657,350	—
Gain on litigation settlement	—	(755,500)
Impairment on management agreement	—	357,500
Compensatory element of stock issuances	223,000	415,021
Stock issued for costs and expenses	531,825	—
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivables	(4,044,002)	(3,717,440)
Notes receivable	95,623	120,976
Costs and estimated earnings in excess of billings on uncompleted contracts	(314,067)	682,854
Inventories	(366,448)	117,861
Prepaid expenses and other current assets	46,967	(698,284)
Other assets	131,811	(204,037)
Increase (decrease) in operating liabilities, net:
Accounts payable	(270,482)	628,033
Other current liabilities	295,219	(414,402)
Customer advances	68,943	(567,914)
Billings in excess of costs and estimated earnings on uncompleted contracts	—	142,217
Other liabilities	(268,261)	253,559
Due to related medical practices	3,955	1,885
Income tax payable	(19,501)	(80,499)
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,360,323	7,539,144

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
CASH FLOWS FROM INVESTING ACTIVITIES	2014	2013
Purchases of property and equipment	$(620,697)	$(1,135,382)
Cost of acquisition	—	(40,000,000)
Cost of patents	(214,211)	(159,907)
NET CASH USED IN INVESTING ACTIVITIES	(834,908)	(41,295,289)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	—	14,689,646
Proceeds from sale of equipment	—	700,000
Repayment of borrowings and capital lease obligations	(4,400,128)	(1,821,617)
Repayment of notes receivable from employee stockholders	15,992	15,993
Stock option exercised	30,600	—
Distributions to noncontrolling interests	(4,965,770)	(1,799,950)
Redemption of noncontrolling interests	(1,125,100)	(1,424,900)
Buyout of noncontrolling interests	—	(564,315)
Proceeds from noncontrolling interest	—	19,800,000
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,444,406)	29,594,857
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,081,009	(4,161,288)
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	7,870,727	12,032,015
CASH AND CASH EQUIVALENTS – END OF YEAR	$9,951,736	$7,870,727

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

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

During May 2011, HMCA contributed all of its assets together with its liabilities to a newly formed limited liability company, Imperial Management Services, LLC (“Imperial”), which has a perpetual existence. As of June 30, 2014, Imperial manages 11 diagnostic imaging facilities which are located in the states of New York and Florida.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment procured in the normal course of business is stated at cost. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is being depreciated for financial accounting purposes using the straight-line method over their estimated useful lives. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Maintenance and repair expenses totaled approximately $1,037,000 and $598,000 for the years ended June 30, 2014 and 2013, respectively. The estimated useful lives in years are generally as follows:

Diagnostic equipment under capital lease	2.5
Diagnostic equipment	5–13
Research, development and demonstration equipment	3-7
Machinery and equipment	2-7
Furniture and fixtures	3-9
Leasehold improvements	2–10
Building	28

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

Deferred Rent

Rent expense is recorded on the straight-line method based on the total minimum rent payments required over the term of the lease. The cumulative difference between the lease expense recorded under this method and the contractual lease payment terms is recorded as deferred rent.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

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

JUNE 30, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue under management contracts is recognized based upon contractual agreements for management services rendered by the Company primarily under various long-term agreements with various medical providers (the "PCs"). As of June 30, 2014, the Company has twenty management agreements of which three are with PC’s owned by Raymond V. Damadian, M.D., President and Chairman of the Board of FONAR (“the Related medical practices”) and seventeen are with PC’s, which are all located in the state of New York (“the New York PC’s”), owned by two unrelated radiologists. The contractual fees for services rendered to the PCs consists of fixed monthly fees per diagnostic imaging facility ranging from approximately $35,000 to $242,000. All fees are re-negotiable at the anniversary of the agreements and each year thereafter. Revenue under lease contracts is recognized based upon contractual agreements for the leasing of medical equipment primarily under long term contracts to various unrelated PC’s. The lease fees for the medical equipment consist of fixed monthly fees ranging from $2,000 to $19,000. All fees are re-negotiable at the anniversary of the agreements and each year thereafter.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

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

The Company’s patient fee revenue, net of contractual allowances and discounts less the provision for bad debts for the years ended June 30, 2014 and 2013 are summarized in the following table.

	For the Year Ended June 30,
	2014	2013
Commercial Insurance/ Managed Care	$4,217,088	$1,360,536
Medicare/Medicaid	1,443,020	541,602
Workers' Compensation/Personal Injury	13,369,956	3,597,416
Other	5,277,128	1,982,311
Patient Fee Revenue, net of contractual allowances and discounts	24,307,192	7,481,865
Provision for Bad Debts	(10,333,082)	(2,584,669)
Net Patient Fee Revenue	$13,974,110	$4,897,196

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense approximated $889,000 and $835,000 for the years ended June 30, 2014 and 2013, respectively.

Shipping Costs

The Company’s shipping and handling costs are included in revenue from product sales and the related expense included in costs related to product sales is $1,885 and $5,838 for the years ended June 30, 2014 and 2013, respectively.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class Method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the years ended June 30, 2014 and June 30, 2013.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For both the year ended June 30, 2014 and June 30, 2013, diluted EPS for common shareholders includes 127,504 shares upon conversion of Class C Common.

	June 30, 2014
Basic	Total	Common Stock	Class C Common Stock
Numerator:
Net income Available to common stockholders	$10,396,130	$9,720,030	$172,189
Denominator:
Weighted average shares outstanding	6,009,822	6,009,822	382,513
Basic income per common share	$1.73	$1.62	$0.45
Diluted
Denominator:
Weighted average shares outstanding		6,009,822	382,513
Class C Common Stock		127,504	—
Total Denominator for diluted earnings per share		6,137,326	382,513
Diluted income per common share		$1.58	$0.45

	June 30, 2013
Basic	Total	Common Stock	Class C Common Stock
Numerator:
Net income Available to common stockholders	$8,678,542	$8,107,367	$145,467
Denominator:
Weighted average shares outstanding	5,933,318	5,933,318	382,513
Basic income per common share	$1.46	$1.37	$0.38
Diluted
Denominator:
Weighted average shares outstanding		5,933,318	382,513
Class C Common Stock		127,504	—
Total Denominator for diluted earnings per share		6,060,822	382,513
Diluted income per common share	.	$1.34	$0.38

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Cash: The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits throughout the year. At June 30, 2014, the Company had cash on deposit of approximately $8,035,000 in excess of federally insured limits of $250,000.

Related Parties: Net revenues from related parties accounted for approximately 11% and 16% of the consolidated net revenues for the years ended June 30, 2014 and 2013, respectively. Net management fee receivables from the related medical practices accounted for approximately 12% and 9% of the consolidated accounts receivable for the years ended June 30, 2014 and 2013, respectively.

See Note 3 regarding the Company’s concentrations in the healthcare industry.

Fair Value of Financial Instruments

The financial statements include various estimated fair value information at June 30, 2014 and 2013, as required by ASC topic 820, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of June 30, 2014 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2014 or 2013, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported net income for any periods presented.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 50% and 41%, respectively, of the PCs’ 2014 and 2013 net revenues were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (Continued)

Management and Other Fees Receivable (Continued)

Net revenues from management and other fees charged to the related medical practices accounted for approximately 11% and 16%, of the consolidated net revenues for the years ended June 30, 2014 and 2013, respectively.

Tallahassee Magnetic Resonance Imaging, PA, Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, PA (all related medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement.

The following table sets forth the number of our facilities for the year end June 30, 2014 and 2013.

	For The Year Ended June 30,
	2014	2013
Total Facilities Owned or Managed (at Beginning of Year)	24	11
Facilities Added by:
Acquisition	—	14
Internal development	1	—
Managed Facilities Closed	(1)	(1)
Total Facilities Owned or Managed (at End of Year)	24	24

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS AND CUSTOMER ADVANCES

Information relating to uncompleted contracts as of June 30, 2014 and 2013 is as follows:

	As of June 30,
	2014	2013
Costs incurred on uncompleted contracts	$1,884,984	$1,482,384
Estimated earnings	1,745,608	1,191,141
	3,630,592	2,673,525
Less: Billings to date	3,013,000	2,370,000
	$617,592	$303,525

Included in the accompanying consolidated balance sheets under the following captions:

	As of June 30,
	2014	2013
Costs and estimated earnings in excess of billings on uncompleted contracts	$759,809	$445,742
Less: Billings in excess of costs and estimated earnings on uncompleted contracts	142,217	142,217
	$617,592	$303,525

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 5 – INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

	As of June 30,
	2014	2013
Purchased parts, components and supplies	$2,093,671	$1,783,847
Work-in-process	349,865	293,241
	$2,443,536	$2,077,088

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2014 and 2013, is comprised of:

	As of June 30,
	2014	2013
Diagnostic equipment under capital leases	$620,307	$620,307
Diagnostic equipment	17,396,797	18,567,787
Research, development and demonstration equipment	3,510,224	3,500,902
Machinery and equipment	2,069,055	4,987,159
Furniture and fixtures	2,550,627	2,952,449
Leasehold improvements	5,593,148	5,669,338
Building	939,614	939,614
	32,679,772	37,237,556
Less: Accumulated depreciation and amortization	17,650,043	19,713,062
	$15,029,729	$17,524,494

Depreciation and amortization of property and equipment for the years ended June 30, 2014 and 2013 was $2,458,113 and $1,554,458, respectively.

Depreciation and amortization of diagnostic equipment under capital leases for the years ended June 30, 2014 and 2013 was $95,026 and $248,123, respectively. Accumulated depreciation and amortization of diagnostic equipment under capital leases for the years ended June 30, 2014 and 2013 was $620,307 and $525,281, respectively.

During the year ended June 30, 2014, the Company has retired assets that were fully depreciated with a cost and accumulated depreciation basis of $4,418,903.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 7 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2014 and 2013 are comprised of:

	As of June 30,
	2014	2013
Capitalized software developmentcosts	$7,418,436	$7,668,959
Patents and copyrights	4,408,011	4,193,800
Non-competition agreements	4,100,000	4,100,000
Customer relationships	3,800,000	3,800,000
	19,726,447	19,762,759
Less: Accumulated amortization	9,217,604	7,858,511
	$10,508,843	$11,904,248

Information related to the above intangible assets for the years ended June 30, 2014 and 2013 is as follows:

	As of June 30,
	2014	2013
Balance – Beginning of Year	$11,904,248	$3,835,179
Amounts capitalized	214,211	9,359,907
Abandon software or patents written off	(250,523)	(66,619)
Impairment of management agreement	—	(357,500)
Amortization	(1,359,093)	(866,719)
Balance – End of Year	$10,508,843	$11,904,248

Amortization of patents and copyrights for the years ended June 30, 2014 and 2013 amounted to $178,836 and $168,631, respectively.

Amortization of capitalized software development costs for the years ended June 30, 2014 and 2013 was $407,876 and $335,350, respectively.

Amortization of management agreement for the years ended June 30, 2014 and 2013 amounted to $0 and $100,833, respectively.

Amortization of non-competition agreements for the years ended June 30, 2014 and 2013 amounted to $585,714 and $195,238, respectively.

Amortization of customer relationships for the years ended June 30, 2014 and 2013 amounted to $186,667 and $66,667, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 7 - OTHER INTANGIBLE ASSETS (Continued)

The estimated amortization of other intangible assets for the five years ending June 30, 2019 and thereafter is as follows:

For the Years Ending June 30,	Total	Patents and Copyrights	Capitalized Software Development Costs	Non- competition	Customer Relationships
2015	$1,328,315	$189,559	$363,042	$585,714	$190,000
2016	1,347,439	205,114	366,611	585,714	190,000
2017	1,368,582	220,668	372,200	585,714	190,000
2018	1,329,294	230,647	322,933	585,714	190,000
2019	1,043,968	228,665	39,589	585,714	190,000
Thereafter	4,091,245	1,104,100	—	390,478	2,596,667
	$10,508,843	$2,178,753	$1,464,375	$3,319,048	$3,546,667

The weighted average amortization period for other intangible assets is 11.0 years and they have no expected residual value.

NOTE 8 - CAPITAL STOCK

Common Stock

Cash dividends payable on the common stock shall, in all cases, be on a per share basis, one hundred twenty percent (120%) of the cash dividend payable on shares of Class B common stock and three hundred sixty percent (360%) of the cash dividend payable on a share of Class C common stock.

Class B Common Stock

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. There were 146 and 146 of such shares outstanding at June 30, 2014 and 2013, respectively.

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

JUNE 30, 2014 and 2013

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

Stock Bonus Plans

On April 23, 2010, the Board approved the 2010 Stock Bonus Plan. The plan entitles the Company to reserve 2,000,000 shares of common stock. On August 10, 2010, the Company filed Form S-8 to register the 2,000,000 shares. As of June 30, 2014, 958,367 shares of common stock of FONAR were available for future grant under this plan. For the years ended June 30, 2014 and 2013, 46,708 and 67,870 shares were issued, respectively.

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

FONAR’s 2002 Incentive Stock Option Plan (the “FONAR 2002 Plan”), adopted on July 1, 2002, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The FONAR 2002 Plan permits the issuance of stock options covering an aggregate of 100,000 shares of common stock of FONAR. The options have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The FONAR 2002 Plan terminated on June 30, 2012. During the year ended June 30, 2014, 6,610 options expired, therefore no options remain outstanding.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 8 - CAPITAL STOCK (Continued)

Options (Continued)

FONAR’s 2005 Incentive Stock Option Plan (the “FONAR 2005 Plan”), adopted on February 16, 2005,is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The FONAR 2005 Plan permits the issuance of stock options covering an aggregate of 80,000 shares of common stock of FONAR. The options have an exercise price equal to the fair value of the underlying stock on the date the option is granted, are non-transferable, are exercisable for a period not exceeding ten years, and expire upon the voluntary termination of employment. The FONAR 2005 Plan will terminate on February 14, 2015. As of June 30, 2014, 70,000 shares of common stock of FONAR were available for future grant under this Plan.

Stock option activity and weighted average exercise prices under these plans and grants for the years ended June 30, 2014 and 2013 were as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2012	14,022	27.76	—
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	(7,412)	26.65	—
Outstanding, June 30, 2013	6,610	29.00	—
Granted		—	—
Exercised	—	—	—
Forfeited / Expired	(6,610)	29.00	—
Outstanding, June 30, 2014	—	—	—
Exercisable at:
June 30, 2013	6,610	$29.00
June 30, 2014	—	$—

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

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

JUNE 30, 2014 and 2013

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

The following unaudited pro forma results of operations for the twelve months ended June 30, 2013 assumes that the above acquisitions were made at the beginning of the year of acquisition. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 9 – CONTROLLING AND NONCONTROLLING INTERESTS (Continued)

Year ended June 30, 2013
Total Revenues - Net	69,723,542
Net Income - Controlling Interests	17,442,337
Net Income Available to Common Stockholders	16,294,377
Net Income Available to Class A Non-Voting Preferred Stockholders	855,597
Net Income Available to Class C Common Stockholders	292,363
Basic Net Income Per Common Share Available to Common Stockholders	2.75
Diluted Net Income Per Common Share Available to Common Stockholders	2.69
Basic and Diluted Income Per Share - Common C	0.76
Weighted Average Basic Shares Outstanding	5,933,318
Weighted Average Diluted Shares Outstanding	6,060,822
Weighted Average Basic and Diluted Shares Outstanding - Class C Common	382,513

HDM’s total net revenues and income from operations for the period from the acquisition date (March 5, 2013) to June 30, 2013 was $14,834,143 and $1,958,714, respectively.

Amount of each class of members’ equity as of June 30, 2014 and 2013

	June 30, 2014		June 30, 2013
	Class A Members	Class B Member	Class A Members	Class B Member
Opening Members’ Equity	$19,526,475	$20,763,830	$—	$—
Share of Net Income	2,266,473	4,566,186	543,225	1,397,080
Contributions	—	—	19,800,000	20,200,000
Distributions	(4,133,250)	(4,216,750)	(816,750)	(833,250)
Ending Members’ Equity	$17,659,698	$21,113,266	$19,526,475	$20,763,830

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 9 – CONTROLLING AND NONCONTROLLNG INTERESTS (Continued)

On May 2, 2011, the Company completed a private placement of equity and succeeded in raising $6,000,000. The offering consisted of Preferred Class A membership interests in a newly formed limited liability company, Imperial Management Services, LLC (“Imperial”). The Class B membership interests in Imperial, all of which were retained by the Company’s subsidiary, HMCA, hold a 75% equity interest in Imperial. The Class A membership interests are entitled to receive a dividend of 18% per annum of their cash capital contribution of $6,000,000. HMCA contributed all of its assets, together with its liabilities, to Imperial as HMCA’s capital contribution. The Imperial operating agreement provides for the Class A members to receive priority distributions until their original capital contributions are returned. Dividends are payable quarterly beginning August 1, 2011. On May 1, 2014 and on May 1, 2013, the Company returned a portion of the Class A Members capital contribution in the amount of $1,125,100 and $1,424,900, respectively. As of June 30, 2014, the Company’s subsidiary, HMCA, now owns approximately 91% interest in Imperial Management Services.

Amount of each class of members’ equity as of June 30, 2014 and 2013

	June 30, 2014		June 30, 2013
	Class A Members	Class B Member	Class A Members	Class B Member
Opening Members’ Equity	$3,599,519	$7,772,781	$4,918,365	$3,824,945
Share of Net Income	536,913	3,306,536	959,254	3,947,836
Contributions	—	—	—	—
Distributions	(607,520)	—	(853,200)	—
Redemption	(1,125,100)	—	(1,424,900)	—
Ending Members’ Equity	$2,403,812	$11,079,317	$3,599,519	$7,772,781

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

The Company also has a 50% controlling interest in an entity which the Company consolidates, that provides management services to a diagnostic center in the New York Metropolitan area. The center began operations during January 2012. The noncontrolling interest as of June 30, 2014 and 2013 aggregated $531,474 and $559,221, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 10 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following:

	June 30,
	2014	2013
Note payable requiring monthly payments of interest at a rate of 7% until May 2009 followed by 240 monthly payments of $4,472 through October 2026. The loan is collateralized by a building with a net book value of $652,505 as of June 30, 2014.	$439,983	$461,648
The revolving credit note is due by March 5, 2016. The Company can prepay the loan in whole or part in multiples of $100,000 at any time without penalty. The note bears interest at a rate of 4% per annum and is payable monthly. The loan is collateralized by substantially all of the Company’s assets. The loan also contains certain financial covenants that must be met on a periodic basis.	300,000	2,400,000
The term loan is payable with interest only for 6 consecutive months commencing at the inception of the loan followed by 60 consecutive monthly installments, commencing October 1, 2013. The term loan bears interest at 4.75% per annum and is payable monthly. The loan is collateralized by substantially all of the Company’s assets. The loan also contains certain financial covenants that must be met on a periodic basis.	9,349,994	11,000,000
Note payable requiring 12 consecutive interest only payments commencing at the inception of the loan followed by 48 consecutive monthly payments, commencing May 1, 2014. The note bears interest at a rate of 4.75% per annum and is payable monthly. The loan is collateralized by substantially all of the Company’s assets. The loan also contains certain financial covenants that must be met on a periodic basis.	660,911	689,646
Other (including capital leases for property and equipment).	621,758	1,221,480
	11,372,646	15,772,774
Less: Current portion	2,890,816	2,885,769
	$8,481,830	$12,887,005

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 10 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (Continued)

The maturities of long-term debt over the next five years and thereafter are as follows:

Years Ending June 30,
2015	$2,890,816
2016	2,782,561
2017	2,440,108
2018	2,372,330
2019	580,891
Thereafter	305,940
$11,372,646

NOTE 11 - INCOME TAXES

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

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2009.

The Company netted a deferred tax asset of $5,740,287 and a deferred tax liability of $583,990 as of June 30, 2014, primarily relating to net operating loss carryforwards of approximately $137,252,000 available to offset future taxable income through 2034. The net operating losses begin to expire in 2019 for federal tax purposes and in 2014 for state income tax purposes.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 11 - INCOME TAXES (Continued)

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

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of the remainder of the valuation. Should the Company continue to remain profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

Components of the current (benefit) provision for income taxes are as follows:

	Years Ended June 30,
	2014	2013
Current:
Federal	$310,000	$125,000
State	24,093	71,001
Deferred taxes	(2,682,405)	(2,473,892)
	$(2,348,312)	$(2,277,891)

A reconciliation of the federal statutory income tax rate to the Company's effective tax rate as reported is as follows:

0
	Years Ended June 30,
	2014	2013
Taxes at federal statutory rate	34.0%	34.0%
State and local income taxes (benefit), net of federal benefit	6.0%	6.0%
Permanent differences	(0.9)%	0.6%
(Decrease) increase in the valuation allowance and true ups	(68.3)%	(76.2)%
Effective income tax rate	(29.2)%	(35.6)%

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 11 - INCOME TAXES (Continued)

As of June 30, 2014, the Company has net operating loss (“NOL”) carryforwards of approximately $137,252,000 that will be available to offset future taxable income. The utilization of certain of the NOLs is limited by separate return limitation year rules pursuant to Section 1502 of the Internal Revenue Code.

The Company has, for federal income tax purposes, research and development tax credit carryforwards aggregating $3,742,000, which are accounted for under the flow-through method. The Company also has $578,000 in alternative minimum tax credits.

In addition, for New York State income tax purposes, the Company has tax credit carryforwards, aggregating approximately $1,133,000, which are accounted for under the flow-through method. The tax credit carryforwards expire during the years ending June 30, 2014 to June 30, 2029.

Significant components of the Company's deferred tax assets and liabilities at June 30, 2014 and 2013 are as follows:

	June 30,
	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$6,961,016	$6,139,291
Non-deductible accruals	65,108	264,062
Net operating carryforwards	54,900,136	58,052,831
Tax credits	5,644,097	5,873,204
Property and equipment and depreciation	195,408	1,070,291
Inventory	130,822	84,136
	67,896,587	71,483,815
Valuation allowance	(62,156,300)	(68,548,065)
Total deferred tax assets	5,740,287	2,935,750
Deferred tax liabilities: Inventory	—	—
Capitalized software development costs	(583,990)	(461,858)
Total deferred tax liabilities	(583,990)	(461,858)
Net deferred tax asset	$5,156,297	$2,473,892

The valuation allowance for deferred tax assets decreased by approximately $6,392,000 during the year ended June 30, 2014 and decreased by approximately $5,206,000 during the year ended June 30, 2013.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 12 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:

	June 30,
	2014	2013
Accrued salaries, commissions and payroll taxes	$834,324	$710,897
Accrued interest	117,480	117,480
Litigation accruals	664,349	809,349
Sales tax payable	2,665,181	2,858,652
Legal and other professional fees	438,730	569,049
Accounting fees	325,139	305,000
Purchase scanners	450,000	—
Insurance premiums	306,092	13,443
Interest and penalty – sales tax	2,374,339	2,321,858
Penalty – 401k plan	—	250,000
Rent	—	147,665
Other	848,399	390,968
	$9,024,033	$8,494,361

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases

The Company rents its operating facilities and certain equipment, pursuant to operating lease agreements expiring at various dates through December 2022. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

Future minimum operating lease commitments consisted of the following at June 30, 2014:

Year Ending June 30,	Facilities And Equipment (Operating Lease)
2015	$3,753,050
2016	3,042,814
2017	1,295,636
2018	835,680
2019	351,732
Thereafter	894,072
Total minimum obligations	$10,172,984

Rent expense for operating leases approximated $4,571,000 and $4,035,000, for the years ended June 30, 2014 and 2013, respectively. The expense for the year ended June 30, 2013 included an expense for early termination of a lease of approximately $690,000.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Employee Benefit Plans

The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were no employer contributions to the Plan for the years ended June 30, 2014 and 2013. (See Other Matters below)

The stockholders of the Company approved the 2000 Employee Stock Purchase Plan (“ESPP”) at the Company’s annual stockholders’ meeting in April 2000. The ESPP provides for eligible employees to acquire common stock of the Company at a discount, not to exceed 15%. This plan has not been put into effect as of June 30, 2014.

Stipulation Agreements

The Company has entered into stipulation agreements with a number of its creditors that in the aggregate total $305,916, which is included in other current liabilities and other liabilities on the Company’s balance sheet as of June 30, 2014. The monthly payments total $19,552.

The amounts to be paid over the next three years are as follows:

Year Ending June 30,
2015	$152,166
2016	96,000
2017	57,750
$305,916

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

JUNE 30, 2014 and 2013

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)

Jack Shapiro v. Fonar Corporation, Supreme Court of the State of New York, Nassau County, was commenced by plaintiff in July, 2009 to recover $500,000 based on Fonar’s failure to refund a deposit on an MRI scanner and termination of plaintiff’s sales representative agreement. Plaintiff alleged that the deposit on the machine was in part consideration for the sales representative agreement. Fonar’s view was that the sales agreement and sales representative agreement were separate and (1) Fonar was entitled to keep the deposit on the sale when plaintiff failed to proceed with the transaction and (2) properly terminated the sales representative agreement in accordance with its terms. During the year ended June 30, 2013, the case has been settled for $323,000 payable in installments, subject to the plaintiff obtaining a sale for Fonar and the payment of installments of the purchase price by the customer.

Matt Malek Madison v. Fonar Corporation, United States District Court, Northern District of California, was commenced by plaintiff on August 27, 2007 to recover a down payment for a scanner in the amount of $300,000, with interest. The plaintiff sought costs of suit and attorney’s fees as well. Fonar answered the complaint and sued the plaintiff for breach of contract in the amount of $450,000. Although down payments are usually expressly non-refundable in Fonar’s quotations and agreements, in this case, the quotation contemplated the sale of four scanners, and provided that the deposit would be refundable with interest, if the customer were unable to find suitable locations in the San Francisco Bay area. The issue was whether the customer made a good faith effort to find locations; Fonar’s position was that the customer did not. The case went to trial before a judge; the parties submitted post-trial briefs, and judgment was awarded to the plaintiff. Fonar appealed the trial court’s decision, but on January 31, 2012, the U.S. Court of Appeals for the 9th Circuit affirmed the lower court’s decision awarding the plaintiff the $300,000 deposit with prejudgment interest from July 1, 2006. Fonar sought to have the Court of Appeals reconsider the decision en banc, (by all or a larger number of the judges on the Circuit Court of Appeals), but this was not granted. Although the case has been concluded, the plaintiff has not taken any steps to collect the judgment. As of June 30, 2014 and 2013, $300,000 was included in the Company’s accrued expenses.

Bonutti Research v. Fonar Corporation, Health Management Corporation of America, Health Diagnostics, LLC et al, was commenced on December 2, 2011.  Bonutti Research filed a patent infringement action in the U.S. District Court for the Eastern District Court of New York, alleging that Fonar’s Upright® MRI scanners infringe plaintiff’s patent which relates to the moving of a patient into the scanner.  Fonar believes plaintiff’s claims are without merit and further, that the patent is invalid.  The parties have settled the case for $150,000 payable by Fonar in twelve installments and certain licenses and covenants not to sue. The $150,000 has been recorded in the Company’s consolidated statements of income for the year ended June 30, 2014.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. The Company has recorded tax obligations of approximately $2,665,000 plus interest and penalties of approximately $2,374,000. The Company is in the process of determining its regulatory requirements in order to become compliant.

On August 31, 2011 the Company submitted an application to the Internal Revenue Service to voluntarily correct required reporting and disclosure requirements regarding its 401(k) Employee Benefit Plan.  On December 9, 2011, the Internal Revenue Service issued a favorable determination letter on the tax-qualified status of the 401K plan document and a favorable compliance statement.  During December 2013, the Company submitted an application to the U.S. Department of Labor to voluntarily correct the late filing of prior Form 5500s (annual returns).  The voluntary correction application is still pending. The Company, however, does not anticipate any additional penalties will be assessed by the U.S. Department of Labor.  The Company has recorded provisions for any potential penalties totaling $250,000, which was the Company’s best estimate of its possible exposure for penalties at that time. The Company has engaged outside counsel to assist with the correction process and to obtain compliance with all reporting and disclosure requirements. The Company’s actions to obtain compliance have concluded successfully and the $250,000 reserve has been reversed.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $100,000 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of June 30, 2014 and 2013, the Company had approximately $344,000 and $0, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the consolidated balance sheets.

The Company regularly analyzes its reserves for incurred but not reported claims, and for reported but not paid claims related to its reinsurance and self-funded insurance programs. The Company believes its reserves are adequate. However, significant judgment is involved in assessing these reserves such as assessing historical paid claims, average lags between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims. There may be differences between actual settlement amounts and recorded reserves and any resulting adjustments are included in expense once a probable amount is known. There were no significant adjustments recorded in the periods covered by this report

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 14 - OTHER (EXPENSE) INCOME

Other (expense) income consists of:

	For the Years Ended June 30,
	2014	2013
Loss from investment	$—	$(48,777)
Litigation settlement	13,586	716,250
Loss on disposition of equipment	(657,350)
Gain on sale of equipment	40,000	557,473
Impairment of management agreement	—	(357,500)
Other expense	(4,835)	(141,958)
	$(608,599)	$725,488

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2014 and 2013, the Company paid $668,475 and $389,907 for interest, respectively.

During the years ended June 30, 2014 and 2013, the Company paid $349,501 and $277,000 for income taxes, respectively.

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
$40,000,000

NOTE 16 – DUE TO RELATED MEDICAL PRACTICES

In June 2009, an entity owned by the Company’s Chairman of the Board, Tallahassee Scanning Services PA, sold its Upright MRI scanning system to the Company for $550,000 in exchange for 35 monthly payments of $18,769 to be made over a three year period, commencing October 18, 2009 including interest at a rate of 10.41% per annum. The Company used this scanning system to fulfill a sales order with an unrelated customer. The unpaid balance of as of June 30, 2014 and 2013 was $134,880.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Manufacturing and Servicing of Medical Equipment	Management of Diagnostic Imaging Centers	Totals
Fiscal 2014:
Net revenues from external customers	$12,070,563	$56,434,914	$68,505,477
Intersegment net revenues *	$1,963,750	$—	$1,963,750
Income from operations	$468,793	$11,833,876	$12,302,669
Depreciation and amortization	$410,728	$3,406,477	$3,817,205
Compensatory element of stock issuances	$223,000	$—	$223,000
Total identifiable assets	$18,093,789	$58,696,054	$76,789,843
Capital expenditures	$234,275	$600,633	$834,908
Fiscal 2013:
Net revenues from external customers	$14,891,075	$34,250,739	$49,141,814
Intersegment net revenues *	$1,200,000	$—	$1,200,000
Income from operations	$139,390	$7,396,357	$7,535,747
Depreciation and amortization	$541,551	$1,879,626	$2,421,177
Compensatory element of stock issuances	$415,021	$—	$415,021
Total identifiable assets	$15,071,225	$58,079,425	$73,150,650
Capital expenditures	$237,636	$25,170,303	$25,407,939

.* Amounts eliminated in consolidation

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 17 - SEGMENT AND RELATED INFORMATION (Continued)

Export Product Sales

The Company’s areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 42.4% and 3.8% of product sales revenues to third parties for the years ended June 30, 2014 and 2013, respectively.

The foreign product sales, as a percentage of product sales to unrelated parties, were made to customers in the following countries:

	For the Years Ended June 30,
	2014	2013
Abu Dhabi	29.8%	-%
Switzerland	12.4	—
England	—	3.6
Germany	—	0.1
Libya	0.2	0.1
	42.4%	3.8%

Foreign Service and Repair Fees

The Company’s areas of service and repair are principally in the United States. The Company had foreign revenues of service and repair of medical equipment amounting to 8.8% and 8.2% of consolidated net service and repair fees for the years ended June 30, 2014 and 2013, respectively. The foreign service and repair fees, as a percentage of total service and repair fees, were provided principally to the following countries:

	For the Years Ended June 30,
	2014	2013
Spain	1.0%	0.9%
Puerto Rico	1.1	1.0
Switzerland	1.1	1.1
Germany	.4	—
England	2.6	2.0
Holland	1.3	2.2
Canada	.2	—
Australia	1.1	1.0
	8.8%	8.2%

The Company does not have any material assets outside of the United States.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 and 2013

NOTE 18 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following represents a summary of allowance for doubtful accounts for the years ended June 30, 2014 and 2013, respectively:

Description	Balance June 30, 2013	Additions		Deductions	Balance June 30, 2014
Accounts receivable	$257,362	(1)$	—	$—	$257,362
Management and other fees receivable	9,095,320	(1)	1,806,299	—	10,901,619
Management and other fees receivable - related medical practices	403,047		—	—	403,047
Medical receivables	2,584,669	(1)	10,333,082	—	12,917,751
Advance and notes to related parties	202,379		—	—	202,379

Description	Balance June 30, 2012	Additions		Deductions	Balance June 30, 2013
Accounts receivables	$1,852,987	(1)$	(92,454)	$1,503,171	$257,362
Management and other fees receivable	7,458,345	(1)	950,000	—	9,095,320
Management and other fees receivable - related medical practices	403,047		—	—	403,047
Medical receivables	—	(1)	2,584,669		2,584,669
Advance and notes to related parties	239,791		—	37,412	202,379
Notes receivable	65,000		—	65,000	—

(1) Included in provision for bad debts.

NOTE 19 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date, but before the consolidated financial statements are issued.

During the period from July 1, 2014 through September 29, 2014, the Company has issued 5,000 shares of common stock to employees and consultants as compensation valued at $53,200 under a stock bonus plan.

 FONAR CORPORATION AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with our independent registered public accounting firm or other matters requiring disclosure under Regulation S-K, Item 304(b).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we performed an evaluation under the supervision of and with the participation of management, including our Principal Executive Officer and our Acting Principal Financial Officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). We also engaged the services of a governance, risk and compliance consulting firm to assist in our evaluation and remediation. Based upon that evaluation, our Principal Executive Officer and Acting Principal Financial Officer concluded, as of the end of the period covered by this Annual Report that our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting as discussed and defined in Management's Report on Internal Control over Financial Reporting referred to below.

Our management has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective at June 30, 2014 because of the material weaknesses described below.

 FONAR CORPORATION AND SUBSIDIARIES

Based on the COSO criteria, management identified control deficiencies that constitute material weaknesses. A “material weakness”, as defined by COSO, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is more than a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses in our internal control over financial reporting:

1) Certain control procedures were not in place while others were unable to be verified due to performance of the procedure not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Also there is insufficient documentation to verify sufficient interaction of our internal accountants with our Audit Committee. In certain instances controls were not documented or put in place.

2) Inadequate design of controls over period end financial reporting and disclosure processes.

3) We did not maintain adequate segregation of duties related to the approval and execution of certain transactions impacting our financial reporting. Management believes that all transactions have been duly authorized, however there was a lack of written evidence of such authorization, review and approval.

Changes in Internal Controls over Financial Reporting

There have been no changes (other than those described below) in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Plan to Remediate Material Weaknesses

None of the material weaknesses describe above resulted in audit adjustments to our 2014 annual financial statements. As a result, Management believes that the material weaknesses described above did not have an effect on our financial results or reporting of those results for the periods covered by this Annual Report. We are committed to remediating the material weaknesses described above and have developed and began implementing plans to do so for fiscal 2015. The following describes our remediation plans for fiscal 2015:

To the extent reasonably possible, we will continue to utilize the services of a governance, risk and compliance consulting firm to assist us in our remediation plan and we will utilize internal resources to implement additional internal controls as deemed necessary. We are taking steps to implement additional review and approval procedures as applicable to strengthen our controls over the financial reporting and disclosure process. In addition, we are in the planning phase of creating and implementing new information technology policies and procedures related to controls over information technology operations, security and change management. To the extent necessary, we will hire additional staff or reassign duties of existing staff in connection with our remediation efforts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the

Board of Directors and Shareholders of

FONAR Corporation and Subsidiaries

We have audited FONAR Corporation and Subsidiaries (the “Company”) internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in “Management's Report on Internal Control Over financial Reporting”.

1)	Certain control procedures were not in place while others were unable to be verified due to performance of the procedure not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Also there is insufficient documentation to verify sufficient interaction of our internal accountants with our Audit Committee. In certain instances controls were not documented or put in place timely.

2)	Inadequate design of controls over period end financial reporting and disclosure processes.

3)	We did not maintain adequate segregation of duties related to the approval and execution of certain transactions impacting our financial reporting. Management believes that all transactions have been duly authorized, however there was a lack of written evidence of such authorization, review and approval.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the Company's fiscal June 30, 2014 consolidated financial statements, and this report does not affect our report dated September 29, 2014.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of June 30, 2014 and 2013 and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended June 30, 2014, and 2013 of the Company and our report dated September 29, 2014 expressed an unqualified opinion on those financial statements.

/s/ Marcum LLP

Marcum LLP

New York, New York

September 29, 2014

 FONAR CORPORATION AND SUBSIDIARIES

ITEM 9B. OTHER INFORMATION

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

A majority of our board of directors is composed of independent directors: Robert J. Janoff, Charles N. O’Data and Ronald G. Lehman. The outside directors also serve as the members of the audit committee, which is a standing committee of the board of directors having a charter describing its responsibilities. Mr. O’Data has been designated as the audit committee financial expert. His relevant experience is described in his biographical information.

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

The officers and directors of the Company are set forth below:

Raymond V. Damadian, M.D.	78	President, Treasurer, Chairman of the Board and a Director
Claudette J.V. Chan	76	Director and Secretary
Robert J. Janoff	87	Director
Charles N. O'Data	78	Director
Ronald G. Lehman	38	Director

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

 FONAR CORPORATION AND SUBSIDIARIES

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

Charles N. O'Data has been a Director of Fonar since February 1998. From 1961 to 1997, Mr. O'Data was the Vice President for Development for Geneva College, a liberal arts college located in western Pennsylvania. In that capacity, he acted as the College's chief investment officer. His responsibilities included management of the College's endowment fund and fund raising. In July 1997, Mr. O'Data retired from Geneva College after 36 years of service to assume a position of National Sales Executive for SC Johnson Company's Professional Markets Group, a unit of SC Johnson Wax, and specialized in healthcare and education sales, a position he held until the spring of 1999. In his capacity with SC Johnson he was responsible for sales to the nation’s three largest Group Purchasing Organizations which included some 4,000 hospitals. Mr. O'Data presently acts as an independent financial consultant to various entities. Mr. O'Data served on the board of The Medical Center, Beaver, Pennsylvania, now a part of Heritage Valley Health System, a 500 bed acute care facility, for 26 years, three as its Chair. Mr. O’Data also served on the board of the Hospital Council of Western Pennsylvania, a shared-services and group purchasing organization covering seven states. He founded The Beaver County Foundation, a Community Foundation, in 1992, and serves as its President. Mr. O'Data is listed as a finance associate in the Middle States Association, Commission on Higher Education. The commission is the formal accrediting body for higher education in the eastern region of the country. In this capacity he evaluates the financial aspects of educational organizations. Mr. O’Data is a graduate of Geneva College, where he received a B.S. degree in Economics in 1958.

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

The Board of Directors does not have a compensation Committee. Dr. Raymond V. Damadian, President, Chief Executive Officer and Chairman of the Board, controls over 50% of the voting power of our capital stock. Dr. Damadian is both an executive officer and a member of the Board of Directors. Dr. Damadian participates in the determination of compensation for our officers and management.

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

There is set forth in the following Summary Compensation Table the compensation provided by us during fiscal 2014 to our Principal Executive Officer, who also serves as our acting Principal Financial Officer. There is set forth in the following Outstanding Equity Awards Table and Director Compensation Table the required information.

I. SUMMARY COMPENSATION TABLE

Name and All Other Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	All Other Compensation	Total Compensation
Raymond V,	2014	$36,002.38	—	—	$36,002.38
Damadian	2013	$36,111.30	—	—	$36,111.30
PEO/PFO	2012	$35,934.76	—	—	$35,934.76

II. OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (a)	Option Exercise Price ($) (b)	Option Expiration Date (c)
Raymond V. Damadian, PEO/PFO	0	0	N/A

 FONAR CORPORATION AND SUBSIDIARIES

III. DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Total ($)
Raymond V.Damadian	0	0
Claudette J.V.Chan	$19,999.98	$19,999.98
Robert J.Janoff	$20,000.24	$20,000.24
Charles N. O’Data	$20,000.24	$20,000.24
Ronald G. Lehman	$19,999.98	$19,999.98

EMPLOYEE COMPENSATION PLANS

Equity Compensation Plan Information as of June 30, 2012

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	14,022	$27.76	130,943
Equity compensation plans not approved by security holders	—	N/A	—
Total	14,022	27.76	130,943

Fonar’s 2002 Incentive Stock Option Plan, adopted on July 1, 2002, was intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The 2002 Incentive Stock Option Plan permitted the issuance of stock options covering an aggregate of 100,000 shares of Common Stock of Fonar. The options issued have an exercise price equal to the fair market value of the underlying stock on the date the option was granted, are nontransferable, are exercisable for a period not exceeding ten years and expire upon the voluntary termination of employment. The 2002 Stock Option Plan terminated on June 30, 2012, and the remaining 6,610 options granted under this plan expired during the year ended June 30, 2014.

Fonar’s 2005 Incentive Stock Option Plan, adopted on February 15, 2005, is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue code of 1954, as amended. The Plan permits the issuance of stock options covering an aggregate of 80,000 shares of common stock of Fonar. The options issued have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are non-transferable, are exercisable for a period not exceeding ten years, and expire upon the voluntary termination of employment. The Plan will terminate on February 14, 2015. As of June 30, 2014, 70,000 shares of common stock of Fonar were available for future grant under this plan.

Fonar adopted its 2010 Stock Bonus Plan, on June 28, 2010. This Plan permits Fonar to issue an aggregate of 2,000,000 shares of common stock of Fonar as bonus or compensation. As of June 30, 2014, 960,033 shares were available for issuance.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number and percentage of shares of Fonar’s securities held by each director, by each person known by us to own in excess of five percent of Fonar’s voting securities and by all officers and directors as a group as of September 5, 2014.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Class
Raymond V. Damadian, M.D. c/o Fonar Corporation Melville, New York Director, President, Treasurer CEO, 5% + Stockholder
Common Stock	112,952	1.87%
Class C Stock	382,447	99.98%
Class A Preferred	19,093	6.09%
Claudette Chan Director and Secretary
Common Stock	106	*
Class A Preferred	32	*
Robert J. Janoff Director
Common Stock	2,000	*
Class A Preferred	79	*
Charles N. O'Data Director
Common Stock	528	*
Ronald G. Lehman Director
Common Stock	0	*
All Officers and Directors as a Group (5 persons)
Common Stock	115,936	1.92%
Class C Stock	382,447	99.98%
Class A Preferred	19,204	6.13%

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

OTHER AGREEMENTS.

Pursuant to HMCA’s management agreements with the Centers, HMCA provides to the Centers comprehensive management and administrative services, including billing and collection of accounts, payroll and accounts payable processing, office facilities, supplies and utilities. Under the management agreements, HMCA provides service for the scanners at the Centers through Fonar. In total, as of September 5, 2014, 24 MRI Centers had management agreements with HMCA.

The fees charged to the Centers under the management agreements are flat fees charged on a monthly basis. These fees ranged from $100,000 to $242,340 per month in fiscal 2014.

Dr. Damadian owns three of the Centers in Florida. The Centers owned by Dr. Damadian in Florida pay flat rate monthly fees ranging from $194,050 to $221,266 to HMCA per month. These fees are renegotiable on an annual basis.

During the fiscal years ended June 30, 2014 and June 30, 2013 the net revenues received by HMCA from the MRI Centers owned by Dr. Damadian were approximately $9.3 million and $7.9 million respectively.

Dr. Damadian owns a 1.667% interest in Imperial’s Class A membership interests and a 1.25% interest in HDM’s Class A membership interests. Dr. Damadian is also a Manager of HDM.

Timothy Damadian, a son of Dr. Damadian, is one of the owners of Tritech Healthcare Management, which performs billing and collection services with respect to No-Fault and Workers’ Compensation claims of HMCA’s (and HDM’s) clients. The monthly fee charged to HMCA is $30,000 and the monthly charge to HDM is $55,000.

Bensonhurst MRI Limited Partnership, in which Timothy Damadian holds an interest, was party to an agreement with Fonar for the service and maintenance of its Upright MRI® Scanner for a price of $110,000 per annum. Bensonhurst continues to be party to a service agreement with Fonar for $110,000 per annum.

Integrity Healthcare Management Holdings, LLC, of which Timothy Damadian is an owner, has a 12% interest in Watchtower Entrepreneurs LLC. During fiscal 2014, Watchtower agreed to sell equipment and components to Fonar for a total of $700,000.

 FONAR CORPORATION AND SUBSIDIARIES

Integrity Healthcare Management Holdings, LLC, also has a 14.967% interest in Imperial’s Class A membership interests and a 10.000% interest in HDM’s Class A membership interests.

Ronald Lehman, a Director of Fonar, holds a .0625% interest in HDM’s Class A membership interests. In addition, RGL Industries, Inc., a company of which he is an owner, holds a .417% interest in Imperial’s Class A membership interests.

Claudette J.V. Chan, a Director and the Secretary of Fonar, owns a .0625% interest in HDM’s membership interests.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Marcum LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2014 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2014 were $628,772.

The aggregate fees billed by Marcum LLP for the audit of our annual financial statements for the fiscal year ended June 30, 2013 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2013 were $542,692.

Audit Related Fees

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2014 or June 30, 2013 for services related to the Audit or review of our financial statements that are not included under the caption “Audit Fees”.

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2014 or June 30, 2013 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information.

Tax Fees

The aggregate fees billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2014 were $66,580.

The aggregate fees billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2013 were $147,979.

All Other Fees

The aggregate fees billed by Marcum LLP for all other services rendered by them during the fiscal years ended June 30, 2014 and June 30, 2013 were $0 and $95,929, respectively. In fiscal 2013 these services included services in connection with the registration of securities, employee benefit plan audits and reviews and procedures that we requested Marcum LLP to undertake to provide assurances on matters not required by laws or regulations.

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

 FONAR CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a) FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements are included in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at June 30, 2014 and 2013.

Consolidated Statements of Income for the Years Ended June 30, 2014 and 2013.

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2014 and 2013.

Consolidated Statements of Cash Flows for the Years Ended June 30, 2014 and 2013.

Notes to Consolidated Financial Statements.

Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes to the financial statements.

b) REPORTS ON FORM 8-K

1. Registrant’s Report on Form 8-K containing the

Company’s Earnings Report for the first nine months of Fiscal 2014. May 15, 2014. Commission File No. 0-10248.

2. Registrant’s Report on Form 8-K reporting the results of the election of directors and selection of auditors at the annual meeting of stockholders. June 24, 2014. Commission File No. 0-10248.

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

 FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

10.37 Operating Agreement for Imperial Management Services, LLC, incorporated by reference to Exhibit 10.37 to Form 10-K for the fiscal year ended June 30, 2011. Commission File No. 0-10248.

10.38 Operating Agreement for Health Diagnostics Management, LLC, incorporated by reference to Exhibit 10.38 to Form 10-K for the fiscal year ended June 30, 2013. Commission File No. 0-10248. 10.39 Modification to Operating Agreement for Health Diagnostics Management, LLC. See Exhibits.

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

Dated: September 29, 2014

By:/s/Raymond V. Damadian

Raymond V. Damadian, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Raymond V. Damadian Raymond V. Damadian,	Chairman of the Board of Directors, President, Director Principal Executive Officer and Acting Principal Financial Officer	September 29, 2014
/s/Claudette J.V. Chan	Director	September 29, 2014
Claudette J.V. Chan
/s/ Robert J. Janoff	Director	September 29, 2014
Robert J. Janoff
/s/ Charles N. O'Data	Director	September 29, 2014
Charles N. O'Data
/s/Ronald G. Lehman	Director	September 29, 2014
Ronald G. Lehman