Form 10-Q
period 2014-09-30
FONAR CORP
filed 2014-11-10
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2014

Commission file number 0-10248

FONAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	11-2464137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
110 Marcus Drive Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (631) 694-2929

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files. YES _X_ NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of accelerated filer, large accelerated filer or smaller reporting company in Rule 12b-2 of the Exchange Act.(Check one): Large accelerated filer___ Accelerated filer_X_ Non-accelerated filer___ Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock, par value $.0001	6,050,840
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	September 30, 2014	June 30, 2014 *
Current Assets:
Cash and cash equivalents	$10,662	$9,952
Accounts receivable – net	5,186	4,450
Accounts receivable - related party	90	—
Medical receivable – net	8,779	8,808
Management and other fees receivable - net	12,952	11,970
Management and other fees receivable – related medical practices – net	3,253	3,427
Costs and estimated earnings in excess of billings on uncompleted contracts	1,620	760
Inventories	2,422	2,444
Prepaid expenses and other current assets	669	1,011
Total Current Assets	45,633	42,822
Deferred income tax asset	5,740	5,740
Property and equipment – net	14,489	15,030
Goodwill	1,767	1,767
Other intangible assets – net	10,233	10,509
Other assets	905	922
Total Current Assets	$78,767	$76,790

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2014	June 30, 2014 *
Current Liabilities:
Current portion of long-term debt and capital leases	$2,892	$2,891
Accounts payable	2,805	2,482
Other current liabilities	9,242	9,024
Unearned revenue on service contracts	5,296	4,731
Unearned revenue on service contracts – related party	83	—
Customer deposits	1,570	1,927
Billings in excess of costs and estimated earnings on uncompleted contracts	142	142
Total Current Liabilities	22,030	21,197
Long-Term Liabilities:
Deferred income tax liability	584	584
Due to related medical practices	228	234
Long-term debt and capital leases, less current portion	7,559	8,482
Other liabilities	263	386
Total Long-Term Liabilities	8,634	9,686
Total Liabilities	30,664	30,883

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (Continued)

STOCKHOLDERS' EQUITY:	September 30, 2014	June 30, 2014 *
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at September 30, 2014 and June 30, 2014, 313 issued and outstanding at September 30, 2014 and June 30, 2014	$—	$—
Preferred stock $.001 par value; 567 shares authorized at September 30, 2014 and June 30, 2014, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at September 30, 2014 and June 30, 2014, 6,062 and 6,057 issued at September 30, 2014 and June 30, 2014, respectively; 6,051 and 6,046 outstanding at September 30, 2014 and June 30, 2014, respectively	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at September 30, 2014 and June 30, 2014; .146 issued and outstanding at September 30, 2014 and June 30, 2014	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at September 30, 2014 and June 30, 2014, 383 issued and outstanding at September 30, 2014 and June 30, 2014	—	—
Paid-in capital in excess of par value	175,413	175,284
Accumulated deficit	(146,724)	(149,259)
Notes receivable from employee stockholders	(37)	(39)
Treasury stock, at cost - 12 shares of common stock at September 30, 2014 and June 30, 2014	(675)	(675)
Total Fonar Corporation Stockholder Equity	27,978	25,312
Noncontrolling interests	20,125	20,595
Total Stockholders' Equity	48,103	45,907
Total Liabilities and Stockholders' Equity	$78,767	$76,790

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
REVENUES	2014	2013
Product sales – net	$1,271	$28
Service and repair fees – net	2,491	2,512
Service and repair fees - related parties – net	28	28
Patient fee revenue, net of contractual allowances and discounts	6,787	5,827
Provision for bad debts for patient fee	(3,146)	(2,040)
Management and other fees – net	8,738	8,511
Management and other fees - related medical practices – net	1,816	1,965
Total Revenues – Net	17,985	16,831
COSTS AND EXPENSES
Costs related to product sales	1,085	48
Costs related to service and repair fees	507	544
Costs related to service and repair fees - related parties	6	6
Costs related to patient fee revenue	1,899	1,848
Costs related to management and other fees	5,590	5,075
Costs related to management and other fees – related medical practices	979	1,219
Research and development	397	395
Selling, general and administrative	3,578	3,737
Provision for bad debts	506	(94)
Total Costs and Expenses	14,547	12,778
Income From Operations	3,438	4,053
Interest Expense	(204)	(243)
Investment Income	62	61
Other Expense	—	(151)
Income Before Provision for Income Taxes and noncontrolling Interests	3,296	3,720
Provision for Income Taxes	40	100
Net Income	3,256	3,620
Net Income - Noncontrolling Interests	(721)	(1,183)
Net Income - Controlling Interests	$2,535	$2,437
Net Income Available to Common Stockholders	$2,370	$2,277
Net Income Available to Class A Non-Voting Preferred Stockholders	$123	$119
Net Income Available to Class C Common Stockholders	$42	$41
Basic Net Income Per Common Share Available to Common Stockholders	$0.39	$0.38
Diluted Net Income Per Common Share Available to Common Stockholders	$0.38	$0.37
Basic and Diluted Income Per Share - Class C Common	$0.11	$0.11
Weighted Average Basic Shares Outstanding – Common Stockholders	6,050	5,978
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,178	6,106
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

 See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$3,256	$3,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	888	982
Provision for bad debts	506	(94)
Compensatory element of stock issuances	53	19
Stock issued for costs and expenses	76	110
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivable(s)	(2,111)	(1,974)
Notes receivable	81	35
Costs and estimated earnings in excess of billings on uncompleted contracts	(860)	—
Inventories	22	(49)
Prepaid expenses and other current assets	284	210
Other assets	(5)	40
Increase (decrease) in operating liabilities, net:
Accounts payable	323	(58)
Other current liabilities	865	1,008
Customer deposits	(357)	60
Other liabilities	(123)	(29)
Due to related medical practices	(6)	(1)
Income tax payable	—	(20)
Net cash provided by operating activities	2,892	3,859
Cash Flows from Investing Activities:
Purchases of property and equipment	(26)	(182)
Cost of patents	(46)	(47)
Net cash used in investing activities	(72)	(229)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(921)	(970)
Distributions to noncontrolling interests	(1,191)	(1,295)
Repayment of notes receivable from employee stockholders	2	2
Net cash used in financing activities	(2,110)	(2,263)
Net Increase in Cash and Cash Equivalents	710	1,367
Cash and Cash Equivalents - Beginning of Period	9,952	7,871
Cash and Cash Equivalents - End of Period	$10,662	$9,238

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION & LIQUIDITY & CAPITAL RESOURCES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 29, 2014 for the fiscal year ended June 30, 2014.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the if converted method in calculating diluted income per share for the three months ended September 30, 2014 and 2013.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three months ended September 30, 2014 and 2013, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

	Three months ended September 30, 2014			Three months ended September 30, 2013
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic Numerator: Net income available to common stockholders	$2,535	$2,370	$42	$2,437	$2,277	$41
Denominator: Weighted average shares outstanding	6,050	6,050	383	5,978	5,978	383
Basic income per common share	$0.42	$0.39	$0.11	$0.41	$0.38	$0.11
Diluted Denominator: Weighted average shares outstanding		6,050	383		5,978	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,178	383		6,106	383
Diluted income per common share		$0.38	$0.11		$0.37	$0.11

Recent Accounting Pronouncements

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

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of September 30, 2014 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2014 or 2013, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

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

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Accounts Receivable, Medical Receivable and Management and Other Fees Receivable

Receivables, net is comprised of the following at September 30, 2014, June 30, 2014:

	September 30, 2014
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$5,443	$257	$5,186
Accounts receivable - related party	$90	—	$90
Medical receivables	$24,843	$16,064	$8,779
Management and other fees receivable	$24,359	$11,407	$12,952
Management and other fees receivable from related medical practices ("PC’s")	$3,656	$403	$3,253

	June 30, 2014
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,707	$257	$4,450
Accounts receivable - related party	$—	—	$—
Medical receivables	$21,726	$12,918	$8,808
Management and other fees receivable	$22,872	$10,902	$11,970
Management and other fees receivable from related medical practices ("PC’s")	$3,830	$403	$3,427

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 54% and 51% of the PCs’ net revenues for the three months ended September 30, 2014 and 2013, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 10.1% and 13.9% of the consolidated net revenues for the three months ended September 30, 2014 and 2013, respectively.

Tallahassee Magnetic Resonance Imaging, PA, Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, PA (all related medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement.

The Company’s patient fee revenue, net of contractual allowances and discounts less the provision for bad debts for the three months ended September 30, 2014 and 2013 are summarized in the following table.

	For the Three Months Ended September 30,
	2014	2013
Commercial Insurance/ Managed Care	$1,080	$1,100
Medicare/Medicaid	297	379
Workers' Compensation/Personal Injury	3,695	2,895
Other	1,715	1,453
Patient Fee Revenue, net of contractual allowances and discounts	6,787	5,827
Provision for Bad Debts	(3,146)	(2,040)
Net Patient Fee for Revenue	$3,641	$3,787

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2014	June 30, 2014
Purchased parts, components and supplies	$2,131	$2,094
Work-in-process	291	350
TOTAL INVENTORIES	$2,422	$2,444

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information relating to uncompleted contracts as of September 30, 2014 is as follows:

	September 30, 2014	June 30, 2014
Costs incurred on uncompleted contracts	$2,860	$1,885
Estimated earnings	2,039	1,746
Subtotal	4,899	3,631
Less: Billings to date	3,421	3,013
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$1,478	$618

Included in the accompanying condensed consolidated balance sheets under the following captions:

	September 30, 2014	June 30, 2014
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,620	$760
Less: Billings in excess of costs and estimated earnings on uncompleted contracts	142	142
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$1,478	618

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2014	June 30, 2014
Capitalized software development costs	$7,418	$7,418
Patents and copyrights	4,454	4,408
Non-compete	4,100	4,100
Customer relationships	3,800	3,800
Gross Other intangible assets	19,772	19,726
Less: Accumulated amortization	9,539	9,217
Other Intangible Assets	$10,233	$10,509

 Amortization of patents and copyrights for the three months ended September 30, 2014 and 2013 amounted to $45 and $44, respectively.

Amortization of capitalized software development costs for the three months ended September 30, 2014 and 2013 amounted to $83 and $109, respectively.

Amortization of non-compete for the three months ended September 30, 2014 and 2013 amounted to $146 and $146, respectively.

Amortization of customer relationships for the three months ended September 30, 2014 and 2013 amounted to $48 and $44, respectively.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2014	June 30, 2014
Accrued salaries, commissions and payroll taxes	$1,124	$835
Accrued interest	117	117
Litigation accruals	627	664
Sales tax payable	2,623	2,665
Legal and other professional fees	442	439
Accounting fees	127	325
Self-funded health insurance reserve	354	306
Interest and penalty - sales tax	2,420	2,374
Purchase scanners	785	450
Other	623	849
TOTAL OTHER CURRENT LIABILITIES	$9,242	$9,024

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 8 – STOCKHOLDERS EQUITY

During the three months ended September 30, 2014, the Company issued 5 shares of common stock to employees and consultants as compensation valued at $53 under a stock bonus plan.

NOTE 9 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of diagnostic imaging centers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company’s 10-K as of June 30, 2014. All inter-segment sales are market-based. The Company evaluates performance based on income or loss from operations.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Medical Equipment	Management Of Diagnostic Imaging Centers	Totals
For the three months ended Sept. 30, 2014
Net revenues from external customers	$3,790	$14,195	$17,985
Inter-segment net revenues	$501	$—	$501
Income from operations	$378	$3,060	$3,438
Depreciation and amortization	$76	$812	$888
Capital expenditures	$46	$26	$72
For the three months ended Sept. 30, 2013
Net revenues from external customers	$2,568	$14,263	$16,831
Inter-segment net revenues	$495	$—	$495
Income from operations	$162	$3,891	$4,053
Depreciation and amortization	$108	$874	$982
Capital expenditures	$47	$182	$229

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2014 and September 30, 2013, the Company paid $159 and $189 for interest, respectively.

During the three months ended September 30, 2014 and September 30, 2013, the Company paid $40 and $120 for income taxes, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such actions, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2014.

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of September 30, 2014, the Company has recorded tax obligations of approximately $2,623 plus interest and penalties of approximately $2,420. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $100 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of September 30, 2014 and June 30, 2014, the Company had approximately $354 and $306, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the consolidated balance sheets.

The Company regularly analyzes its reserves for incurred but not reported claims, and for reported but not paid claims related to its reinsurance and self-funded insurance programs. The Company believes its reserves are adequate. However, significant judgment is involved in assessing these reserves such as assessing historical paid claims, average lags between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims. There may be differences between actual settlement amounts and recorded reserves and any resulting adjustments are included in expense once a probable amount is known. There were no significant adjustments recorded in the periods covered by this report.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and 2013

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 12 - INCOME TAXES

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

The Company recorded a deferred tax asset of $5,740 and a deferred tax liability of $584 as of September 30, 2014, primarily relating to net operating loss carryforwards of approximately $137,252 available to offset future taxable income through 2034. The net operating losses begin to expire in 2019 for federal tax purposes and in 2014 for state income tax purposes.

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to September 30, 2014 and through the date the condensed consolidated financial statements were issued.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the three month period ended September 30, 2014, we reported a net income of $3.3 million on revenues of $18.0 million as compared to net income of $3.6 million on revenues of $16.8 million for the three month period ended September 30, 2013. Operating income declined, by 15.2% from $4.1 million for the three month period ended September 30, 2013 to $3.4 million for the three month period ended September 30, 2014.

The revenue increase of 6.9%, from $16.8 million for the first three months of fiscal 2014 to $18.0 million for the first three months of fiscal 2015, was due to an increase in product sales from $28,000 for the first three months of fiscal 2014 to $1.3 million for the first three months of fiscal 2015, and an increase in management fees by 0.7%, from $10.5 million for the three months of fiscal 2014 to $10.6 million for the first three months of fiscal 2015.

Offsetting these increases, however, was a decline in net patient fees from $3.8 million for the first three months of fiscal 2014, to $3.6 million for the first three months of fiscal 2015 (patient fees less the provision for bad debts for patient fees). Patient fees represent fees for services paid directly by patients to facilities owned by us. All patient fees are derived from our Florida facilities.

Service and repair fees remained constant at $2.5 million for the first three months of both fiscal 2015 and fiscal 2014.

The increase in our revenues was smaller than the increase in our costs and expenses, and as a result, our operating income decreased by 15.2% to $3.4 million for the three months ended September 30, 2014, from $4.1 million for the three months ended September 30, 2013. Costs and expenses increased 13.9% from $12.8 million in the first three months of fiscal 2014 to $14.5 million in the first three months of fiscal 2015, while in revenues increased only 6.9%, from $16.8 million in the first three months of fiscal 2014 to $18.0 million in the first three months of fiscal 2015.

Fonar’s wholly-owned subsidiary, Health Management Corporation of America (“HMCA”), is the controlling, but not sole owner of two limited liability companies, Imperial Management Services, LLC (“Imperial”) and Health Diagnostics Management, LLC (“HDM”), through which HMCA conducts its business. The outside investors are passive investors, and do not have the right to participate in the management of either company. For the sake of simplicity, HMCA, Imperial and HDM are, unless otherwise indicated, referred to as “HMCA”.

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

Effective May 2, 2011, HMCA contributed all of its assets, liabilities and business to Imperial Management Services, LLC (“Imperial”), which is controlled but not wholly-owned by HMCA. Imperial is conducting the business of HMCA utilizing the same facilities, equipment and personnel. This transaction did not result in a change of control or policy, but was solely a means to raise capital. The membership interests of the non-controlling investors in Imperial are redeemable over a five year period.

Effective March 5, 2013, HDM, in which HMCA has a 50.5% interest, acquired twelve (12) Stand-Up® MRI Centers and two (2) other scanning centers from Health Diagnostics, LLC. The contribution of these new scanning centers to the operating results of the Company are reflected in both the first three months of fiscal 2015, and the first three months of fiscal 2014.

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales increased to $1.3 million for the first three months of fiscal 2015 from $28,000 for the first three months of fiscal 2014. Continuing tight credit and economic uncertainty, including lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products.

Costs related to product sales also increased from $48,000 for the three month period ended September 30, 2013 to $1.1 million for the three month period ended September 30, 2014.

The volatility in the product sales figures reflect the low sales volume. The greater revenues in the first quarter of fiscal 2015, as a case in point, reflect the recognition of revenues from the sale of one MRI scanner. We do not regard the changes as indicative of a material trend.

Service revenues for the three month period ended September 30, 2014 as compared to the three month period ended September 30, 2013 remained constant at $2.5 million.

Costs relating to providing service for the first three months of fiscal 2015 decreased by 6.8% from $550,000 in the first three months of fiscal 2014 to $513,000 in the first three months of fiscal 2015. We believe that an important factor in controlling our service costs is our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis, and to detect and repair any irregularities before more serious problems result.

There were approximately $1.5 million in foreign revenues for the first three months of fiscal 2015 as compared to approximately $229,000 in foreign revenues for the first three months of fiscal 2014, representing an increase in foreign revenues of 555%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

FONAR CORPORATION AND SUBSIDIARIES

Revenues for the medical equipment segment as a whole increased by 48.2% to $3.8 million for the three months of fiscal 2015 from $2.6 million for the first three months of fiscal 2014. Operating results for our medical equipment segment increased to an operating income of $378,000 for the first three months of fiscal 2015 as compared to an operating income of $162,000 for the first three months of fiscal 2014. For the first quarter of fiscal 2015, our medical equipment segment recognized a net income of $342,000, compared to net loss of $96,000 in the first quarter of fiscal 2014.

Diagnostic Facilities Management Services

HMCA revenues decreased slightly in the first quarter of fiscal 2015 by 0.5% to $14.2 million from $14.3 million for the first quarter of fiscal 2014. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment decreased slightly (78.9% for the first three months of fiscal 2015 compared to 84.7% for the first three months of fiscal 2014).

The decrease in HMCA revenues is principally due to the decrease in reimbursement rates paid by insurers, Medicare and other government programs for MRI scans to HMCA’s clients and scanning centers. These developments are not unique to HMCA or HMCA’s clients but are being experienced by the industry in general.

HMCA has been able to limit the effect of lower reimbursement rates by increasing the scan volume of the facilities it manages.

As a result of our vigorous marketing efforts, which increased the number of scans performed at our centers and at our client’s centers from 32,342 in the first quarter of fiscal 2014 to 35,484 in the first quarter of fiscal 2015, there was only a small decrease in scanning center and HMCA revenue.

We manage twenty-four sites, twenty-three of which are equipped with Fonar Upright® MRI scanners (our Stand-Up® MRI Scanners are also called Upright® MRI Scanners). HMCA experienced an operating income of $3.1 million for the first three months of fiscal 2015 compared to operating income of $3.9 million for the first three months of fiscal 2014.

HMCA cost of revenues for the first three months of fiscal 2015 as compared to the first three months of fiscal 2014 increased by 4.0% from $8.1 million to $8.5 million. HMCA’s cost of revenues includes expenditures we have been making to strengthen our marketing efforts, which focus on the unique capability of our Upright® MRI Scanners to scan patients in different positions. The increase in the cost of revenues is attributable to the acquisition of HDM in March 2013.

Revenues, costs and expenses for the three month period ended September 30, 2014 attributable to the HDM acquisition include revenues of $9.0 million, and costs and expenses of $7.1 million as compared to revenues of $9.2 million and costs and expenses of $6.6 million for the three month period ended September 30, 2013.

Consolidated

For the first three months of fiscal 2015, our consolidated net revenues increased by 6.9% to $18.0 million from $16.8 million for the first three months of fiscal 2014, while total costs and expenses increased by 13.8% to $14.5 million for the first three months of fiscal 2015 from $12.8 million for the first three months of fiscal 2014. As a result, our operating income of $4.1 million in the first three months of fiscal 2014 decreased to $3.4 million in the first three months of fiscal 2015.

Selling, general and administrative expenses decreased by 4.3% to $3.6 million in the first three months of fiscal 2015 from $3.7 million in the first three months of fiscal 2014 as we continued our cost-cutting policies. The compensatory element of stock issuances, however, which is included in selling, general and administrative expenses, increased 64.3% to $53,200 for the first three months of fiscal 2014 from $19,000 for the first three months of fiscal 2014. We do not regard this as reflecting a trend, since the expenses are relatively small in either case.

FONAR CORPORATION AND SUBSIDIARIES

Research and development expenses increased by 0.5% to $397,000 for the first three months of fiscal 2015 as compared to $395,000 for the first three months of fiscal 2014.

Interest expense in the first three months of fiscal 2015 decreased by 16.0% to $204,000 from $243,000 in the first three months of fiscal 2014. The decrease was due to the repayment of debt incurred by Fonar in connection with the acquisition of HDM.

Inventories remained constant at $2.4 million at September 30, 2014 compared to June 30, 2014. This represents our purchase of raw materials and components which have not yet been used to fill orders.

Net Management fee and medical receivables increased by 3.2% to $25.0 million at September 30, 2014 from $24.2 million at June 30, 2014.

The results of operations for the first three months of fiscal 2015 reflect a slight decrease in revenues from management and other fees, as compared to the first three months of fiscal 2014 ($14.2 million for the first three months of fiscal 2015 as compared to $14.3 million for the first three months of fiscal 2014), and an increase in MRI equipment segment revenues ($1.3 million as compared to $28,000). Revenues were 21.1% from the MRI equipment segment as compared to 78.9% from HMCA, for the first three months of fiscal 2015, as compared to 15.3% from the MRI equipment segment and 84.7% from HMCA for the first three months of fiscal 2014. It is too early to determine whether these variations constitute a trend.

The implementation of the Patient Protection and Affordable Care Act (PPACA) is likely to have a profound impact on the healthcare industry. We are beginning to see some impact of the Act on our business, in the reduction of reimbursement rates, but are unable to predict the degree of the effect of the new legislative mandates and regulations on our MRI equipment segment or HMCA in the future.

We are committed to improving our operating results and dealing with the challenges posed by new legislative and regulatory requirements. Nevertheless, factors beyond our control, such as the timing and rate of market growth which depend on economic conditions, including the availability of credit, payor reimbursement rates and policies, and unexpected expenditures or the timing of such expenditures, make it problematical to forecast future operating results.

As mentioned, one of the effects of the PPACA on our business has been the reduction in Medicare reimbursement rates for MRI scans. This also has resulted in a reduction in the reimbursement rates by commercial insurers and government programs which tie their reimbursement rates to those of Medicare. Nevertheless, the increased patient volume of the scanning centers has enabled us to maintain a healthy profitability in spite of these challenges. We believe we are pursuing the correct policies to cope with these problems and to improve the Company’s operating results.

Our Upright® MRI (also referred to as the Stand-Up® MRI), together with our works-in-progress, are intended to significantly improve our competitive position.

The Upright® MRI scanner, which operates at 6000 gauss (.6 Tesla) field strength, allows patients to be scanned while standing, sitting, reclining and in multiple flexion and extension positions. It is common in visualizing the spine that abnormalities are visualized in some positions and not others. This enables surgical corrections that heretofore would be unaddressable for lack of visualizing the symptom causing the pathology and therefore, in general enables the treating physician to achieve a better treatment OUTCOME for his patient. A floor-recessed elevator brings the patient to the height appropriate for the targeted image region. A custom-built adjustable bed will allow patients to sit or lie on their backs, sides or stomachs at any angle. Full-range-of-motion studies of the joints in virtually any direction are possible, a particularly promising feature for sports injuries.

FONAR CORPORATION AND SUBSIDIARIES

Fonar has announced a major diagnostic breakthrough in multiple sclerosis achieved with advanced Upright® MRI. Medical researchers at FONAR published a paper reporting a diagnostic breakthrough in multiple sclerosis (MS), based on observations made possible by the Company’s unique Upright® Multi-Position™ MRI scanner. The findings reveal that the cause of multiple sclerosis may be biomechanical and related to earlier trauma to the neck, which can result in obstruction of the flow of cerebrospinal fluid (CSF), which is produced and stored in the central anatomic structures of the brain known as the ventricles. Since the ventricles produce a large volume of CSF each day (500 cc), the obstruction can result in a build up of pressure within the ventricles, resulting in leakage of the CSF and the antigenic polypeptides it contains into the surrounding brain tissue. This leakage could be responsible for generating the brain lesions of multiple sclerosis.

The paper, titled “The Possible Role of Cranio-Cervical Trauma and Abnormal CSF Hydrodynamics in the Genesis of Multiple Sclerosis," appears in the journal Physiological Chemistry and Physics and Medical NMR (Sept. 20, 2011).

This capability of the Fonar Upright® technology has demonstrated its key value on patients with the Arnold-Chiari syndrome, which is believed to affect 200,000 to 500,000 Americans. In this syndrome, brain stem compression and subsequent severe neurological symptoms occur in these patients, because the brain stem descends and is compressed at the base of the skull in the foramen magnum, which is the circular bony opening at the base of the skull where the spinal cord exits the skull. Conventional lie-down MRI scanners cannot make an adequate evaluation of this pathology since the patient's pathology is most visible and the symptoms most acute when the patient is scanned in the upright fully weight-bearing position.

A combined study of 1,200 neck pain patients published in “Brain Injury” (July 2010) by eight university medical centers reported that cerebellar tonsil ectopia (CTE) of 1mm or greater was found and visualized 2.5 times (250%) more frequently when patients who had sustained automobile whiplash injuries were scanned upright rather than lying down.

The Upright® MRI has also demonstrated its value for patients suffering from scoliosis. Scoliosis patients have been typically subjected to routine x-ray exams for years and must be imaged upright for an adequate evaluation of their scoliosis. Because the patient must be standing for a complete evaluation of the extent of the patient’s scoliosis, an x-ray machine has been the only modality that could provide that service. The Upright® MRI is the only MRI scanner which allows the patient to stand during the MRI exam. Fonar has developed an RF receiver and scanning protocol that for the first time allows scoliosis patients to obtain diagnostic pictures of their spines without the risks of x-rays. A study by the National Cancer Institute (2000) of 5,466 women with scoliosis reported a 70% increase in breast cancer resulting from 24.7 chest x-rays these patients received on the average in the course of their scoliosis treatment. The Upright® MRI examination of scoliosis enables the needed imaging evaluation of the degree of spine scoliosis without exposing the patient to the risk of breast cancer from x-radiation. Currently scoliosis affects more than 3,000,000 American women.

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

FONAR CORPORATION AND SUBSIDIARIES

The UCLA study further reported that they were able to quantitatively measure the dimensions of the central spinal canal with the “highest accuracy” using the FONAR Upright® MRI thereby enabling the extent of spinal canal stenosis that existed in patients to be measured. Spinal canal stenosis gives rise to the symptom complex intermittent neurogenic claudication manifest as debilitating pain in the back and lower extremities, weakness and difficulties in ambulation and leg paresthesias. Spinal canal stenosis is a spinal compression syndrome separate and distinct from the more common nerve compression syndrome of the spinal nerves as they exit the vertebral column through the bony neural foramen.

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

Liquidity and Capital Resources

Cash and cash equivalents increased by 7.1% from $10.0 million at June 30, 2014 to $10.7 million at September 30, 2014, primarily as a result of collections.

Cash provided by operating activities for the first three months of fiscal 2015 was $2.9 million. Cash provided by operating activities was attributable principally to net income of $3.3 million, an increase of other current liabilities of $865,000, depreciation and amortization of $888,000, provision for bad debt of $506,000, offset by an increase in accounts, management fee and medical receivables of $2.1 million.

Cash used in investing activities for the first three months of fiscal 2015 was $72,000. The principal uses of cash used in investing activities during the first three months of fiscal 2015 consisted of patent costs of $46,000 and the purchase of property and equipment of $26,000.

Cash used by financing activities for the first three months of fiscal 2015 was $2.1 million. The principal uses of cash in financing activities during the first three months of fiscal 2015 were the repayment of principal on long-term debt and capital lease obligations of $921,000, along with distributions to non-controlling interests of $1.2 million.

Total liabilities decreased by 0.7% to $30.7 million at September 30, 2014 from $30.9 million at June 30, 2014. Other current liabilities increased from $9.0 million at June 30, 2014 to $9.2 million at September 30, 2014 along with a decrease in long-term debt and capital lease obligations from $8.5 million to $7.6 million, an increase in the current portion of our unearned revenue on service contracts from $4.7 million to $5.3 million. Customer deposits decreased to $1.6 million at September 30, 2014 as compared to $1.9 million at June 30, 2014.

As of September 30, 2014, the total of $22.0 million in other current liabilities included accrued salaries and payroll taxes of $1.1 million, and sales taxes of $2.6 million plus accrued interest and penalties of $2.4 million.

Our working capital increased to $23.6 million at September 30, 2014 from $21.6 million at June 30, 2014. This resulted from an increase in current assets ($42.8 million at June 30, 2014 as compared to $45.6 million at September 30, 2014), but a smaller increase in current liabilities from $21.2 million at June 30, 2014 to $22.0 million at September 30, 2014.

Fonar has not committed to making any significant capital expenditures for the remainder of the 2015 fiscal year.

Our business plan calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment and upgrades at competitive prices.

FONAR CORPORATION AND SUBSIDIARIES

Critical to our business plan are improvement and expansion of the MRI facilities managed by HMCA, and increasing the number of scans performed at those facilities. In addition, our business plan calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment and upgrades at competitive prices.

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

The Company believes that its business plan has been responsible for the past three consecutive fiscal years and past fiscal quarter of profitability (fiscal 2012, fiscal 2013, fiscal 2014 and the first quarter of fiscal 2015) and that its capital resources will be adequate to support operations at current levels through at least September 30, 2015. In the past, the Company experienced periods of working capital deficits and prior to fiscal 2011, losses. The future effects on our business of healthcare reform legislation, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined under Rule 13a-15(e) of the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Acting Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any control and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.

FONAR CORPORATION AND SUBSIDIARIES

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014. Based on this evaluation, the Company’s Principal Executive Officer and Acting Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2014 because of the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K. The Company has started the remediation process of implementing changes in information technology general controls in order to improve controls over segregation of duties, restricted access to programs and data, and change management activities in order to address the previously reported internal control deficiencies in our Form 10-K. The Company will continue to take measures that may be necessary and advisable so as to institute measures to address the material weakness.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, during the fiscal quarter ended September 30, 2014, that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2014.

Item 1A – Risk Factors: An investment in the securities of the Company is subject to various risks, the most significant of which are summarized below.

1. Reduced Reimbursement Rates. Most of our revenues are derived from our scanning center business conducted by HCMA (including HMCA’s subsidiary HDM). Already we are experiencing lower reimbursement rates from Medicare, other government programs and private insurance companies. To date, we have been able to counter the impact of these reductions by increasing our volume of scans, maintaining a high level of profitability in this business segment.

2. Demand for MRI Scanners. The reduced reimbursement rates also may affect our sales of MRI scanners negatively. With lower revenue projections, fewer prospective customers may be able to operate a profitable scanning center business, resulting in a lower demand and lower prices for scanners. Although the reduced reimbursements may not affect foreign demand, a lower demand and number of sales in the aggregate could reduce economies of scale and consequently, profit margins.

3. Competition. Many if not most of our competing scanner manufacturers have significantly greater financial resources, production capacity, and other resources than we do. Such competitors would include General Electric, Siemens, Hitachi and Phillips. Although Fonar is the only company which can manufacture and sell the unique Stand-Up® (Upright®) MRI scanner, potential customers must be convinced that the purchase of a Fonar scanner is their best choice. We believe that with time, that objective will be reached, particularly with customers scanning patients having neck, back, knee and various orthopedic issues who would benefit from being scanned in weight-bearing positions.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: The Company has not issued any unregistered shares of its Common Stock during the first quarter of fiscal 2015.

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information: None

FONAR CORPORATION AND SUBSIDIARIES

Item 6 - Exhibits and Reports on Form 8-K:

a) Exhibit 31.1 Certification. See Exhibits

b) Exhibit 32.1 Certification. See Exhibits

c)	Report on Form 8-K filed on September 16, 2014, Item 2.02: Results of Operations and Financial Condition for the fiscal year ended June 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FONAR CORPORATION

(Registrant)

By: /s/ Raymond V. Damadian

Raymond V. Damadian

President & Chairman

Dated: November 10, 2014