Form 10-Q
period 2014-12-31
FONAR CORP
filed 2015-02-10
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files. YES _X_ NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.(Check one): Large accelerated filer___ Accelerated filer_X_ Non-accelerated filer___ Smaller reporting company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at January 31, 2015
Common Stock, par value $.0001	6,050,840
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	December 31, 2014	June 30, 2014 *
Cash and cash equivalents	$11,674	$9,952
Accounts receivable – net	5,028	4,450
Accounts receivable - related party	60	—
Medical receivable – net	8,898	8,808
Management and other fees receivable – net	13,740	11,970
Management and other fees receivable – related medical practices – net	3,469	3,427
Costs and estimated earnings in excess of billing on uncompleted contracts	726	760
Inventories	2,363	2,444
Prepaid expenses and other current assets	823	1,011
Total Current Assets	46,781	42,822
Deferred income tax asset	5,740	5,740
Property and equipment – net	13,951	15,030
Goodwill	1,767	1,767
Other intangible assets – net	9,933	10,509
Other assets	868	922
Total Assets	$79,040	$76,790

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2014	June 30, 2014 *
Current Liabilities:
Current portion of long-term debt and capital leases	$2,894	$2,891
Accounts payable	2,397	2,482
Other current liabilities	8,470	9,024
Unearned revenue on service contracts	5,052	4,731
Unearned revenue on service contracts - related party	55	—
Customer advances	1,819	1,927
Billings in excess of costs and estimated earnings on uncompleted contracts	168	142
Total Current Liabilities	20,855	21,197
Long-Term Liabilities:
Deferred income tax liability	584	584
Due to related medical practices	229	234
Long-term debt and capital leases, less current portion	6,935	8,482
Other liabilities	217	386
Total Long-Term Liabilities	7,965	9,686
Total Liabilities	28,820	30,883

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2014	June 30, 2014 *
STOCKHOLDERS' EQUITY:
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at December 31, 2014 and June 30, 2014, 313 issued and outstanding at December 31, 2014 and June 30, 2014	—	—
Preferred stock $.001 par value; 567 shares authorized at December 31, 2014 and June 30, 2014, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at December 31, 2014 and June 30, 2014, 6,062 and 6,057 issued at December 31, 2014 and June 30, 2014, respectively; 6,051 and 6,046 outstanding at December 31, 2014 and June 30, 2014, respectively	1	1
Class B Common Stock (10 votes per share) $ .0001 par value; 227 shares authorized at December 31, 2014 and June 30, 2014, .146 issued and outstanding at December 31, 2014 and June 30, 2014	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at December 31, 2014 and June 30, 2014, 383 issued and outstanding at December 31, 2014 and June 30, 2014	—	—
Paid-in capital in excess of par value	175,413	175,284
Accumulated deficit	(144,066)	(149,259)
Notes receivable from employee stockholders	(35)	(39)
Treasury stock, at cost - 12 shares of common stock at December 31, 2014 and June 30, 2014	(675)	(675)
Total Fonar Corporation Stockholder Equity	30,638	25,312
Noncontrolling interests	19,582	20,595
Total Stockholders' Equity	50,220	45,907
Total Liabilities and Stockholders' Equity	$79,040	$76,790

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
REVENUES	2014	2013
Product sales – net	$375	$755
Service and repair fees – net	2,499	2,548
Service and repair fees – related parties - net	28	28
Patient fee revenue, net of contractual allowances and discounts	6,629	5,894
Provision for bad debts for patient fee	(2,897)	(2,223)
Management and other fees – net	8,613	8,274
Management and other fees – related medical practices – net	1,845	2,333
Total Revenues – Net	17,092	17,609
COSTS AND EXPENSES
Costs related to product sales	237	631
Costs related to service and repair fees	474	587
Costs related to service and repair fees – related parties	5	6
Costs related to patient fee revenue	1,902	2,028
Costs related to management and other fees	5,180	5,190
Costs related to management and other fees – related medical practices	1,240	1,270
Research and development	359	374
Selling, general and administrative	3,824	4,352
Provision for bad debts	273	(124)
Total Costs and Expenses	13,494	14,314
Income From Operations	3,598	3,295
Interest Expense	(172)	(237)
Investment Income	60	60
Other Expense	(2)	—
Income Before Provision for Income Taxes and Noncontrolling Interests	3,484	3,118
Provision for Income Taxes	29	70
Net Income	3,455	3,048
Net Income – Noncontrolling Interests	(797)	(905)
Net Income – Controlling Interests	$2,658	$2,143
Net Income Available to Common Stockholders	$2,485	$2,003
Net Income Available to Class A Non-Voting Preferred Stockholders	$129	$104
Net Income Available to Class C Common Stockholders	$44	$36
Basic Net Income Per Common Share Available to Common Stockholders	$0.41	$0.33
Diluted Net Income Per Common Share Available to Common Stockholders	$0.40	$0.33
Basic and Diluted Income Per Share – Class C Common	$0.12	$0.09
Weighted Average Basis Shares Outstanding – Common Stockholders	6,051	6,006
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,179	6,133
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2014	2013
REVENUES
Product sales – net	$1,646	$783
Service and repair fees – net	4,989	5,060
Service and repair fees – related parties - net	55	55
Patient fee revenue, net of contractual allowances and discounts	13,416	11,721
Provision for bad debts for patient fee	(6,042)	(4,262)
Management and other fees – net	17,351	16,417
Management and other fees – related medical practices – net	3,662	4,666
Total Revenues – Net	35,077	34,440
COSTS AND EXPENSES
Costs related to product sales	1,322	678
Costs related to service and repair fees	981	1,131
Costs related to service and repair fees – related parties	11	12
Costs related to patient fee revenue	3,801	3,877
Costs related to management and other fees	10,379	10,264
Costs related to management and other fees – related medical practices	2,609	2,490
Research and development	756	769
Selling, general and administrative	7,403	8,089
Provision for bad debts	779	(218)
Total Costs and Expenses	28,041	27,092
Income From Operations	7,036	7,348
Interest Expense	(376)	(480)
Investment Income	122	121
Other Expense	(2)	(151)
Income Before Provision for Income Taxes and Noncontrolling Interests	6,780	6,838
Provision for Income Taxes	69	170
Net Income	6,711	6,668
Net Income – Noncontrolling Interests	(1,518)	(2,088)
Net Income – Controlling Interests	$5,193	$4,580
Net Income Available to Common Stockholders	$4,856	$4,280
Net Income Available to Class A Non-Voting Preferred Stockholders	$251	$223
Net Income Available to Class C Common Stockholders	$86	$77
Basic Net Income Per Common Share Available to Common Stockholders	$0.80	$0.71
Diluted Net Income Per Common Share Available to Common Stockholders	$0.79	$0.70
Basic and Diluted Income Per Share – Class C Common	$0.22	$0.20
Weighted Average Basis Shares Outstanding – Common Stockholders	6,050	5,992
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,178	6,120
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$6,711	$6,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,776	1,954
Provision for bad debts	6,820	4,044
Non-cash considerations	76	155
Compensatory element of stock issuances	53	86
Stock option exercised	—	31
(Increase) decrease in operating assets, net:
Accounts, management fee and medical receivable(s)	(9,360)	(7,261)
Notes receivable	103	60
Costs and estimated earnings in excess of billings on uncompleted contracts	34	(609)
Inventories	80	(485)
Prepaid expenses and other current assets	131	210
Other assets	8	42
Increase (decrease) in operating liabilities, net:
Accounts payable	(84)	189
Other current liabilities	(178)	1,580
Customer advances	(108)	183
Billings in excess of costs and estimated earnings on uncompleted contracts	26	—
Other liabilities	(169)	(58)
Due to related medical practices	(6)	(2)
Income tax payable	—	(20)
Net cash provided by operating activities	5,913	6,767
Cash Flows from Investing Activities:
Purchases of property and equipment	(55)	(277)
Cost of patents	(67)	(58)
Net cash used in investing activities	(122)	(335)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(1,543)	(2,195)
Distributions to noncontrolling interests	(2,530)	(2,696)
Repayment of notes receivable from employee stockholders	4	13
Net cash used in financing activities	(4,069)	(4,878)
Net Increase in Cash and Cash Equivalents	1,722	1,554
Cash and Cash Equivalents – Beginning of Period	9,952	7,871
Cash and Cash Equivalents - End of Period	$11,674	$9,425

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2014, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 29, 2014 for the fiscal year ended June 30, 2014.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the three and six months ended December 31, 2014 and December 31, 2013.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and six months ended December 31, 2014 and December 31, 2013, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

	Three months ended December 31, 2014			Three months ended December 31, 2013
Basic	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$2,658	$2,485	$44	$2,143	$2,003	$36
Denominator:
Weighted average shares outstanding	6,051	6,051	383	6,006	6,006	383
Basic income per common share	$0.44	$0.41	$0.12	$0.36	$0.33	$0.09
Diluted Denominator:
Weighted average shares outstanding		6,051	383		6,006	383
Stock options		—	—		—	—
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,179	383		6,133	383
Diluted income per common share		$0.40	$0.12		$0.33	$0.09

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

	Six months ended December 31, 2014			Six months ended December 31, 2013
Basic	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$5,193	$4,856	$86	$4,580	$4,280	$77
Denominator:
Weighted average shares outstanding	6,050	6,050	383	5,992	5,992	383
Basic income per common share	$0.86	$0.80	$0.22	$0.76	$0.71	$0.20
Diluted Denominator:
Weighted average shares outstanding		6,050	383		5,992	383
Stock options		—	—		—	—
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,178	383		6,120	383
Diluted income per common share		$0.79	$0.22		$0.70	$0.20

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

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of December 31, 2014 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2014 or 2013, and it does not believe that any of those pronouncements will have a significant impact on our condensed consolidated financial statements at the time they become effective.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifcations did not have any effect on reported consolidated net income for any periods presented.

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at December 31, 2014:

	Accounts Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$5,330	$302	$5,028
Accounts receivable - related party	$60	—	$60
Medical receivables	$27,858	$18,960	$8,898
Management and other fees receivable	$25,375	$11,635	$13,740
Management and other fees receivable from related medical practices ("PC’s")	$3,872	$403	$3,469

Receivables, net is comprised of the following at June 30, 2014:

	Accounts Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,707	$257	$4,450
Accounts receivable - related party	$—	—	$—
Medical receivable	$21,726	$12,918	$8,808
Management and other fees receivable	$22,872	$10,902	$11,970
Management and other fees receivable from related medical practices ("PC’s")	$3,830	$403	$3,427

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

DECEMBER 31, 2014 and 2013

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (Continued)

Medical Receivables

Medical receivables are due under fee-for-service contracts from third party payors, such as hospitals, government sponsored healthcare programs, patient’s legal counsel and directly from patients. Substantially all the revenue relates to patients residing in Florida. The carrying amount of the medical receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. The Company continuously monitors collections from its clients and maintains an allowance for bad debts based upon the Company’s historical collection experience. The Company determines uncollectible accounts based on specific agings, specific payor collection issues that have been identified and based on payor classifications and historical experience at each site.

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 52% and 49% of the PCs’ net revenues for the three months ended December 31, 2014 and 2013, respectively, were derived from no-fault and personal injury protection claims. Approximately 53% and 50% of the PCs’ net revenues for the six months ended December 31, 2014 and 2013, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 10.8% and 13.2% of the consolidated net revenues for the three months ended December 31, 2014 and 2013, respectively. Net revenues from management and other fees charged to the related PCs accounted for approximately 10.4% and 13.5% of the consolidated net revenues for the six months ended December 31, 2014 and 2013, respectively.

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

DECEMBER 31, 2014 and 2013

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (Continued)

Management and Other Fees Receivable (Continued)

The Company’s patient fee revenue, net of contractual allowances and discounts less the provision for bad debts for the three and six months ended December 31, 2014 and 2013 are summarized in the following tables.

	For the Three Months Ended December 31,
	2014	2013
Commercial Insurance/ Managed Care	$1,074	$1,011
Medicare/Medicaid	307	439
Workers' Compensation/Personal Injury	3,146	3,455
Other	2,102	989
Patient Fee Revenue, net of contractual allowances and discounts	6,629	5,894
Provision for Bad Debts	(2,897)	(2,223)
Net Patient Fee for Revenue	$3,732	$3,671

	For the Six Months Ended December 31,
	2014	2013
Commercial Insurance/ Managed Care	$2,154	$2,111
Medicare/Medicaid	604	818
Workers' Compensation/Personal Injury	6,841	6,350
Other	3,817	2,442
Patient Fee Revenue, net of contractual allowances and discounts	13,416	11,721
Provision for Bad Debts	(6,042)	(4,262)
Net Patient Fee for Revenue	$7,374	$7,459

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

	December 31, 2014	June 30, 2014
Purchased parts, components and supplies	$2,170	$2,094
Work-in-process	193	350
Total Inventories	$2,363	$2,444

NOTE 5 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information relating to uncompleted contracts is as follows:

	December 31, 2014	June 30, 2014
Costs incurred on uncompleted contracts	$2,973	$1,885
Estimated earnings	2,252	1,746
Subtotal	5,225	3,631
Less: Billings to date	4,667	3,013
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$558	$618

Included in the accompanying condensed consolidated balance sheets under the following captions:

	December 31, 2014	June 30, 2014
Costs and estimated earnings in excess of billings on uncompleted contracts	$726	$760
Less: Billings in excess of costs and estimated earnings on uncompleted contracts	168	142
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$558	618

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheet consist of the following:

	December 31, 2014	June 30, 2014
Capitalized software development costs	$7,418	$7,418
Patents and copyrights	4,475	4,408
Non-compete	4,100	4,100
Customer relationships	3,800	3,800
Gross Other intangible assets	19,793	19,726
Less: Accumulated amortization	9,860	9,217
Other Intangible Assets	$9,933	$10,509

Amortization of patents and copyrights for the three months ended December 31, 2014 and 2013 amounted to $46 and $45, respectively.

Amortization of capitalized software development costs for the three months ended December 31, 2014 and 2013 amounted to $81 and $108, respectively.

Amortization of non-compete for the three months ended December 31, 2014 and 2013 amounted to $147 and $147, respectively.

Amortization of customer relationships for the three months ended December 31, 2014 and 2013 amounted to $47 and $48, respectively.

Amortization of patents and copyrights for the six months ended December 31, 2014 and 2013 amounted to $91 and $89, respectively.

Amortization of capitalized software development costs for the six months ended December 31, 2014 and 2013 amounted to $164 and $217, respectively.

Amortization of non-compete for the six months ended December 31, 2014 and 2013 amounted to $293 and $293, respectively.

Amortization of customer relationships for the six months ended December 31, 2014 and 2013 amounted to $95 and $92, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

	December 31, 2014	June 30, 2014
Accrued salaries, commissions and payroll taxes	$767	$835
Accrued interest	117	117
Litigation accruals	589	664
Sales tax payable	2,569	2,665
Legal and other professional fees	409	439
Accounting fees	168	325
Self-funded health insurance reserve	390	306
Interest and penalty - sales tax	2,415	2,374
Purchase scanners	100	450
Other	946	849
Total Other Current Liabilities	$8,470	$9,024

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

During the six months ended December 31, 2014, the Company issued 5 shares of common stock to employees and consultants as compensation valued at $53 under a stock bonus plan.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Medical Equipment	Management Of Diagnostic Imaging Centers	Totals
For the three months ended December 31, 2014
Net revenues from external customers	$2,902	$14,190	$17,092
Inter-segment net revenues	$501	$—	$501
Income from operations	$446	$3,152	$3,598
Depreciation and amortization	$75	$813	$888
Capital expenditures	$21	$29	$50

For the three months ended December 31, 2013
Net revenues from external customers	$3,331	$14,278	$17,609
Inter-segment net revenues	$495	$—	$495
Income from operations	$(31)	$3,326	$3,295
Depreciation and amortization	$60	$912	$972
Capital expenditures	$26	$80	$106

For the six months ended December 31, 2014
Net revenues from external customers	$6,690	$28,387	$35,077
Inter-segment net revenues	$1,002	$—	$1,002
Income from operations	$824	$6,212	$7,036
Depreciation and amortization	$151	$1,625	$1,776
Capital expenditures	$67	$55	$122

For the six months ended December 31, 2013
Net revenues from external customers	$5,898	$28,542	$34,440
Inter-segment net revenues	$990	$—	$990
Income from operations	$131	$7,217	$7,348
Depreciation and amortization	$218	$1,736	$1,954
Capital expenditures	$73	$262	$335

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 10– SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended December 31, 2014 and December 31, 2013, the Company paid $284 and $361 for interest, respectively.

During the six months ended December 31, 2014 and December 31, 2013, the Company paid $69 and $190 for income taxes, respectively.

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

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2014 and our form 10-Q for the first quarter of fiscal 2015.

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of December 31, 2014, the Company has recorded tax obligations of approximately $2,569 plus interest and penalties of approximately $2,415. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $100 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2014 and June 30, 2014, the Company had approximately $390 and $306, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

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

The Company recorded a deferred tax asset of $5,740 and a deferred tax liability of $584 as of December 31, 2014, primarily relating to net operating loss carryforwards of approximately $137,252 available to offset future taxable income through 2034. The net operating losses begin to expire in 2019 for federal tax purposes and in 2014 for state income tax purposes.

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

NOTE 13- SUBSEQUENT EVENTS

On January 8, 2015, the Company purchased 20% of the Class A members ownership interest in Health Diagnostic Management LLC for a cost of $4,971. After this transaction, the Company has a 60.4% ownership interest.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the six month period ended December 31, 2014, we reported a net income of $6.7 million on revenues of $35.1 million as compared to net income of $6.7 million on revenues of $34.4 million for the six month period ended December 31, 2013. Operating income declined, by 4.2% from $7.3 million for the six month period ended December 31, 2013 to $7.0 million for the six month period ended December 31, 2014.

For the three month period ended December 31, 2014, however, we reported net income of $3.5 million on revenues of $17.1 as compared to net income of $3.0 million on revenues of $17.6 million for the three month period ended December 31, 2013.

The revenue increase of 1.8%, from $34.4 million for the first six months of fiscal 2014 to $35.1 million for the first six months of fiscal 2015, was due mainly to a 110% increase in product sales from $783,000 for the first six months of fiscal 2014 to $1.6 million for the first six months of fiscal 2015.

Offsetting these increases, however, was a decline in net patient fees from $7.5 million for the first six months of fiscal 2014, to $7.4 million for the first six months of fiscal 2015 (patient fees less the provision for bad debts for patient fees). Patient fees represent fees for services paid directly by patients to facilities owned by us. All patient fees are derived from our Florida facilities.

In addition, service and repair fees decreased slightly by 1.4% to $5.0 million for the first six months of fiscal 2015 from $5.1 million for the first six months of fiscal 2014.

The increase in our revenues was smaller than the increase in our costs and expenses, and as a result, our operating income decreased by 4.2% to $7.0 million for the six months ended December 31, 2014, from $7.3 million for the six months ended December 31, 2013. Costs and expenses increased 3.5% from $27.1 million in the first six months of fiscal 2014 to $28.0 million in the first six months of fiscal 2015, while revenues increased only 1.8%, from $34.4 million in the first six months of fiscal 2014 to $35.1 million in the first three months of fiscal 2015.

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

Effective March 5, 2013, HDM, in which HMCA then had a 50.5% interest (60.4% after an acquisition of 20% of investors’ membership interests on January 8, 2015), acquired twelve (12) Stand-Up® MRI Centers and two (2) other scanning centers from Health Diagnostics, LLC. The contribution of these new scanning centers to the operating results of the Company are reflected in both the first six months of fiscal 2015, and the first six months of fiscal 2014.

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales increased to $1.6 million for the first six months of fiscal 2015 from $783,000 for the first six months of fiscal 2014. This increase, however, reflects a volatility resulting from low sales volume. During the first six months of fiscal 2014 we sold one scanner; during the first six months of fiscal 2015 we sold two scanners. Continuing tight credit and economic uncertainty, including lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products.

Costs related to product sales also increased 95.0% from $678,000 for the six month period ended December 31, 2013 to $1.3 million for the six month period ended December 31, 2014. However costs related to product sales decreased 62.4% from $631,000 for the three month period ended December 31, 2013 to $237,000 for the three month period ended December 31, 2014.

The volatility in the product sales figures reflect the low sales volume. The greater revenues in the first half of fiscal 2015, as a case in point, reflect the recognition of revenues from the sale of two MRI scanners. We do not regard the changes as indicative of a material trend.

Service revenues decreased 1.4% from $5.1 million for the six month period ended December 31, 2013 to $5.0 million for the six month period ended December 31, 2014. Service revenues also decreased 1.9% from $2.6 million for the three month period ended December 31, 2013 to $2.5 million for the three month period ended December 31, 2014.

Costs relating to providing service for the first six months of fiscal 2015 decreased by 13.2% from $1.1 million in the first six months of fiscal 2014 to $992,000 in the first six months of fiscal 2015. Costs related to providing service for the three month period ended December 31, 2014 decreased 19.2% from $593,000 for the three month period ended December 31, 2013 to $479,000 for the three month period ended December 31, 2014. We believe that an important factor in controlling our service costs is our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis, and to detect and repair any irregularities before more serious problems result.

There were approximately $1.7 million in foreign revenues for the first six months of fiscal 2015 as compared to approximately $1.0 million in foreign revenues for the first six months of fiscal 2014, representing an increase in foreign revenues of 72%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

FONAR CORPORATION AND SUBSIDIARIES

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

Revenues for the medical equipment segment as a whole increased by 13.4% to $6.7 million for the six months of fiscal 2015 from $5.9 million for the first six months of fiscal 2014. Operating results for our medical equipment segment increased to an operating income of $824,000 for the first six months of fiscal 2015 as compared to an operating income of $131,000 for the first six months of fiscal 2014. For the first six months of fiscal 2015, our medical equipment segment recognized net income of $784,000, compared to a net loss of $31,000 in the same period of fiscal 2014.

Diagnostic Facilities Management Services

HMCA revenues decreased slightly in the first six months of fiscal 2015 by 0.5% to $28.4 million from $28.5 million for the first six months of fiscal 2014. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment decreased slightly (80.9% for the first six months of fiscal 2015 compared to 82.9% for the first six months of fiscal 2014).

The decrease in HMCA revenues is principally due to the lower revenues of facilities managed or owned by HMCA, resulting from the decrease in reimbursement rates paid by insurers, Medicare and other government programs for MRI scans to HMCA’s clients and scanning centers. These developments are not unique to HMCA or HMCA’s clients but are being experienced by the industry in general.

HMCA has been able to limit the effect of lower reimbursement rates by increasing the scan volume of the facilities it manages.

As a result of our vigorous marketing efforts, which increased the number of scans performed at our centers and at our client’s centers from 64,905 in the first six months of fiscal 2014 to 70,676 in the first six months of fiscal 2015, there was only a small decrease in scanning center and HMCA revenue.

We manage twenty-four sites, twenty-three of which are equipped with Fonar Upright® MRI scanners (our Stand-Up® MRI Scanners are also called Upright® MRI Scanners). HMCA experienced an operating income of $6.2 million for the first six months of fiscal 2015 compared to operating income of $7.2 million for the first six months of fiscal 2014.

HMCA’s cost of revenues for the first six months of fiscal 2015 as compared to the first six months of fiscal 2014 increased by 1.0% from $16.6 million to $16.8 million.

Consolidated

For the first six months of fiscal 2015, our consolidated net revenues increased by 1.8% to $35.1 million from $34.4 million for the first six months of fiscal 2014, while total costs and expenses increased by 3.5% to $28.0 million for the first six months of fiscal 2015 from $27.1 million for the first six months of fiscal 2014. As a result, our operating income of $7.3 million in the first six months of fiscal 2014 decreased to $7.0 million in the first six months of fiscal 2015.

FONAR CORPORATION AND SUBSIDIARIES

Selling, general and administrative expenses decreased by 8.5% to $7.4 million in the first six months of fiscal 2015 from $8.1 million in the first six months of fiscal 2014 as we continued our cost-cutting policies. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, decreased 38.1% to $53,200 for the first six months of fiscal 2015 from $86,000 for the first six months of fiscal 2014. We do not regard this as reflecting a trend, since the expenses are relatively small in either case.

Research and development expenses decreased by 1.7% to $756,000 for the first six months of fiscal 2015 as compared to $769,000 for the first six months of fiscal 2014.

Interest expense in the first six months of fiscal 2015 decreased by 21.7% to $376,000 from $480,000 in the first six months of fiscal 2014. The decrease was due to the repayment of debt incurred by Fonar in connection with the acquisition of HDM.

Inventories remained constant at $2.4 million at December 31, 2014 compared to June 30, 2014. This represents our purchase of raw materials and components which have not yet been used to fill orders.

Net Management fee and medical receivables increased by 7.9% to $26.1 million at December 31, 2014 from $24.2 million at June 30, 2014.

The results of operations for the first six months of fiscal 2015 reflect a slight decrease in revenues from management, patient and other fees, as compared to the first six months of fiscal 2014 ($28.4 million for the first six months of fiscal 2015 as compared to $28.5 million for the first six months of fiscal 2014), and an increase in MRI equipment segment revenues ($6.7 million as compared to $5.9 million). Revenues were 19.1% from the MRI equipment segment as compared to 80.9% from HMCA, for the first six months of fiscal 2015, as compared to 17.1% from the MRI equipment segment and 82.9% from HMCA for the first six months of fiscal 2014. It is too early to determine whether these variations constitute a trend.

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

Liquidity and Capital Resources

Cash and cash equivalents increased by 17.3% from $10.0 million at June 30, 2014 to $11.7 million at December 31, 2014, primarily as a result of collections.

Cash provided by operating activities for the first six months of fiscal 2015 was $5.9 million. Cash provided by operating activities was attributable principally to net income of $6.7 million, a provision for bad debts of $6.8 million, and depreciation and amortization of $1.8 million, offset by an increase in accounts, management fee and medical receivables of $9.3 million.

Cash used in investing activities for the first six months of fiscal 2015 was $122,000. The principal uses of cash used in investing activities during the first six months of fiscal 2015 consisted of patent costs of $67,000 and the purchase of property and equipment of $55,000.

Cash used by financing activities for the first six months of fiscal 2015 was $4.1 million. The principal uses of cash in financing activities during the first six months of fiscal 2015 were the repayment of principal on long-term debt and capital lease obligations of $1.5 million, and distributions to non-controlling interests of $2.5 million.

Total liabilities decreased by 6.7% to $28.8 million at December 31, 2014 from $30.9 million at June 30, 2014. Other current liabilities decreased from $9.0 million at June 30, 2014 to $8.5 million at December 31, 2014 along with a decrease in long-term debt and capital lease obligations from $8.5 million to $6.9 million. The current portion of our unearned revenue on service contracts increased from $4.7 million to $5.1 million. Customer deposits decreased to $1.8 million at December 31, 2014 as compared to $1.9 million at June 30, 2014.

As of December 31, 2014, the total of $20.9 million in other current liabilities included accrued salaries and payroll taxes of $1.1 million, and sales taxes of $2.6 million plus accrued interest and penalties of $2.4 million.

FONAR CORPORATION AND SUBSIDIARIES

Our working capital increased to $25.9 million at December 31, 2014 from $21.6 million at June 30, 2014. This resulted from an increase in current assets ($42.8 million at June 30, 2014 as compared to $46.8 million at December 31, 2014), and a decrease in current liabilities from $21.2 million at June 30, 2014 to $20.9 million at December 31, 2014.

Fonar has not committed to making any significant capital expenditures for the remainder of the 2015 fiscal year.

Our business plan calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment and upgrades at competitive prices.

Critical to our business plan are improvement and expansion of the MRI facilities managed or owned by HMCA, and increasing the number of scans performed at those facilities. In addition, our business plan calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment and upgrades at competitive prices.

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

The Company believes that its business plan has been responsible for the past three consecutive fiscal years and past two fiscal quarters of profitability (fiscal 2012, fiscal 2013, fiscal 2014 and the first half of fiscal 2015) and that its capital resources will be adequate to support operations at current levels through at least December 31, 2015. In the past, the Company experienced periods of working capital deficits and prior to fiscal 2011, losses. The future effects on our business of healthcare reform legislation, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

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

Subsequent to the end of the second quarter, on January 8, 2015, the Company purchased 20% of the outside investors’ membership interests in HDM for $5.0 million, thereby increasing the Company’s interests in HDM from 50.5% to 60.4%. The result and intent of this purchase was to increase the share of HDM’s income allocable to the Company.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2014. Based on this evaluation, the Company’s Principal Executive Officer and Acting Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014 because of the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K. The Company is conducting the remediation process of implementing changes in information technology general controls in order to improve controls over segregation of duties, restricted access to programs and data, and change management activities in order to address the previously reported internal control deficiencies in our Form 10-K. The Company will continue to take measures that may be necessary and advisable so as to institute measures to address the material weakness.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, during the fiscal quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2014 and our Form 10-Q for the fiscal quarter ended September 30, 2014.

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

FONAR CORPORATION AND SUBSIDIARIES

2. Demand for MRI Scanners. The reduced reimbursement rates also affects our sales of MRI scanners negatively. With lower revenue projections, fewer prospective customers will be able to operate a profitable scanning center business, resulting in a lower demand and lower prices for scanners. Although the reduced reimbursements may not affect foreign demand, a lower demand and number of sales in the aggregate could reduce economies of scale and consequently, profit margins.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: The Company has not issued any unregistered shares of its Common Stock during the first two quarters of fiscal 2015.

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:

a) Exhibit 31.1 Certification. See Exhibits

b) Exhibit 32.1 Certification. See Exhibits

c)	Report on Form 8-K filed on November 10, 2014, Item 2.02: Results of Operations and Financial Condition for the fiscal quarter ended September 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FONAR CORPORATION

(Registrant)

By: /s/ Raymond V. Damadian

Raymond V. Damadian

President & Chairman

Dated: February 10, 2015