Form 10-Q
period 2015-03-31
FONAR CORP
filed 2015-05-11
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2015

Commission file number 0-10248

FONAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	11-2464137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 Marcus Drive Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (631) 694-2929

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files. YES X NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of accelerated filer, large accelerated filer or smaller reporting company in Rule 12b-2 of the Exchange Act.(Check one): Large accelerated filer___ Accelerated filer X Non-accelerated filer ___ Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES X NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock, par value $.0001	6,050,840
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	March 31, 2015	June 30, 2014 *
Cash and cash equivalents	$7,828	$9,952
Accounts receivable – net	4,071	4,450
Accounts receivable - related party	30	—
Medical receivable – net	9,037	8,808
Management and other fees receivable – net	14,618	11,970
Management and other fees receivable – related medical practices – net	3,669	3,427
Costs and estimated earnings in excess of billing on uncompleted contracts	681	760
Inventories	2,286	2,444
Prepaid expenses and other current assets	855	1,011
Total Current Assets	43,075	42,822
Deferred income tax asset	5,740	5,740
Property and equipment – net	13,454	15,030
Goodwill	1,767	1,767
Other intangible assets – net	9,653	10,509
Other assets	853	922
Total Assets	$74,542	$76,790

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2015	June 30, 2014 *
Current Liabilities:
Current portion of long-term debt and capital leases	$2,896	$2,891
Accounts payable	2,304	2,482
Other current liabilities	8,994	9,024
Unearned revenue on service contracts	4,232	4,731
Unearned revenue on service contracts - related party	28	—
Customer advances	1,668	1,927
Billings in excess of costs and estimated earnings on uncompleted contracts	142	142
Total Current Liabilities	20,264	21,197
Long-Term Liabilities:
Deferred income tax liability	584	584
Due to related medical practices	232	234
Long-term debt and capital leases, less current portion	6,311	8,482
Other liabilities	156	386
Total Long-Term Liabilities	7,283	9,686
Total Liabilities	27,547	30,883

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	March 31, 2015	June 30, 2014 *
STOCKHOLDERS' EQUITY:
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at March 31, 2015 and June 30, 2014, 313 issued and outstanding at March 31, 2015 and June 30, 2014	—	—
Preferred stock $.001 par value; 567 shares authorized at March 31, 2015 and June 30, 2014, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at March 31, 2015 and June 30, 2014, 6,062 and 6,057 issued at March 31, 2015 and June 30, 2014, respectively; 6,051 and 6,046 outstanding at March 31, 2015 and June 30, 2014, respectively	1	1
Class B Common Stock (10 votes per share) $ .0001 par value; 227 shares authorized at March 31, 2015 and June 30, 2014, .146 issued and outstanding at March 31, 2015 and June 30, 2014	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at March 31, 2015 and June 30, 2014, 383 issued and outstanding at March 31, 2015 and June 30, 2014	—	—
Paid-in capital in excess of par value	175,413	175,284
Accumulated deficit	(142,047)	(149,259)
Notes receivable from employee stockholders	(33)	(39)
Treasury stock, at cost - 12 shares of common stock at March 31, 2015 and June 30, 2014	(675)	(675)
Total Fonar Corporation Stockholder Equity	32,659	25,312
Noncontrolling interests	14,336	20,595
Total Stockholders' Equity	46,995	45,907
Total Liabilities and Stockholders' Equity	$74,542	$76,790

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31
REVENUES	2015	2014
Product sales – net	$160	$478
Service and repair fees – net	2,299	2,518
Service and repair fees – related parties - net	27	27
Patient fee revenue, net of contractual allowances and discounts	7,284	6,090
Provision for bad debts for patient fee	(3,201)	(2,868)
Management and other fees – net	8,653	8,538
Management and other fees – related medical practices – net	1,874	2,257
Total Revenues – Net	17,096	17,040
COSTS AND EXPENSES
Costs related to product sales	352	223
Costs related to service and repair fees	630	623
Costs related to service and repair fees – related parties	7	7
Costs related to patient fee revenue	2,044	1,947
Costs related to management and other fees	5,285	5,327
Costs related to management and other fees – related medical practices	1,284	1,318
Research and development	360	360
Selling, general and administrative	3,706	3,935
Provision for bad debts	762	981
Total Costs and Expenses	14,430	14,721
Income From Operations	2,666	2,319
Interest Expense	(169)	(203)
Investment Income	52	57
Other Income	—	39
Income Before Provision for Income Taxes	2,549	2,212
Provision for Income Taxes	30	65
Net Income	2,519	2,147
Net Income - Noncontrolling Interests	(500)	(408)
Net Income - Controlling Interests	$2,019	$1,739
Net Income Available to Common Stockholders	$1,888	$1,625
Net Income Available to Class A Non-Voting Preferred Stockholders	$98	$85
Net Income Available to Class C Common Stockholders	$33	$29
Basic Net Income Per Common Share Available to Common Stockholders	$0.31	$0.27
Diluted Net Income Per Common Share Available to Common Stockholders	$0.31	$0.26
Basic and Diluted Income Per Share-Class C Common	$0.09	$0.08
Weighted Average Basic Shares Outstanding-Common Stockholders	6,050	6,022
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,178	6,150
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED MARCH 31,
REVENUES	2015	2014
Product sales – net	$1,806	$1,261
Service and repair fees – net	7,288	7,578
Service and repair fees – related parties - net	83	83
Patient fee revenue, net of contractual allowances and discounts	20,700	17,811
Provision for bad debts for patient fee	(9,244)	(7,130)
Management and other fees – net	26,004	24,955
Management and other fees – related medical practices – net	5,536	6,923
Total Revenues – Net	52,173	51,481
COSTS AND EXPENSES
Costs related to product sales	1,674	902
Costs related to service and repair fees	1,611	1,755
Costs related to service and repair fees - related parties	18	19
Costs related to patient fee revenue	5,845	5,823
Costs related to management and other fees	15,665	15,591
Costs related to management and other fees – related medical practices	3,893	3,808
Research and development	1,116	1,128
Selling, general and administrative	11,108	12,024
Provision for bad debts	1,540	763
Total Costs and Expenses	42,470	41,813
Income From Operations	9,703	9,668
Interest Expense	(545)	(682)
Investment Income	173	178
Other Expense	(2)	(113)
Income Before Provision for Income Taxes	9,329	9,051
Provision for Income Taxes	99	235
Net Income	9,230	8,816
Net Income - Noncontrolling Interests	(2,018)	(2,497)
Net Income - Controlling Interests	$7,212	$6,319
Net Income Available to Common Stockholders	$6,743	$5,907
Net Income Available to Class A Non-voting Preferred Stockholders	$350	$307
Net Income Available to Class C Common Stockholders	$119	$105
Basic Net Income Per Common Share Available to Common Stockholders	$1.11	$0.98
Diluted Net Income Per Common Share Available to Common Stockholders	$1.09	$0.96
Basic and Diluted Income Per Share - Class C Common	$0.31	$0.27
Weighted Average Basic Shares Outstanding – Common Stockholders	6,050	6,002
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,178	6,130
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED MARCH 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$9,230	$8,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,665	2,887
Provision for bad debts	10,784	7,894
Non cash considerations	76	407
Stock option exercised	—	31
Compensatory element of stock issuances	53	86
(Increase) decrease in operating assets, net:
Accounts, management fee and medical receivable(s)	(13,554)	(11,012)
Notes receivable	118	75
Costs and estimated earnings in excess of billings on uncompleted contracts	79	(236)
Inventories	158	(433)
Prepaid expenses and other current assets	89	31
Other assets	18	63
Increase (decrease) in operating liabilities, net:
Accounts payable	(178)	110
Other current liabilities	(501)	964
Customer advances	(259)	(67)
Other liabilities	(230)	(221)
Due to related medical practices	(2)	1
Income tax payable	—	(20)
Net cash provided by operating activities	8,546	9,376
Cash Flows from Investing Activities:
Purchases of property and equipment	(125)	(375)
Cost of patents	(108)	(172)

Net cash used in investing activities	(233)	(547)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(2,166)	(3,401)
Distributions to noncontrolling interests	(3,306)	(3,724)
Buyout of noncontrolling interests	(4,971)	—
Repayment of notes receivable from employee stockholders	6	14
Net cash used in financing activities	(10,437)	(7,111)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,124)	1,718
Cash and Cash Equivalents – Beginning of Period	9,952	7,871
Cash and Cash Equivalents - End of Period	$7,828	$9,589

See accompanying notes to condensed consolidated financial statements (unaudited).

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 and 2014

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 29, 2014 for the fiscal year ended June 30, 2014.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share

Basic earnings per share (“EPS”) is computed based on weighted average number of shares common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the three and nine months ended March 31, 2015 and March 31, 2014.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and nine months ended March 31, 2015 and March 31, 2014, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 and 2014

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

	Three months ended March 31, 2015			Three months ended March 31, 2014
Basic	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator:
Net income Available to common stockholders	$2,019	$1,888	$33	$1,739	$1,625	$29
Denominator:
Weighted average shares outstanding	6,050	6,050	383	6,022	6,022	383
Basic income per common share	$0.33	$0.31	$0.09	$0.29	$0.27	$0.08
Diluted
Denominator:
Weighted average shares outstanding		6,050	383		6,022	383
Stock options		—	—		—	—
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,178	383		6,150	383
Diluted income per common share		$0.31	$0.09		$0.26	$0.08

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 and 2014

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

	Nine months ended March 31, 2015			Nine months ended March 31, 2014
Basic	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator:
Net income Available to common stockholders	$7,212	$6,743	$119	$6,319	$5,907	$105
Denominator:
Weighted average shares outstanding	6,050	6,050	383	6,002	6,002	383
Basic income per common share	$1.19	$1.11	$0.31	$1.05	$0.98	$0.27
Diluted
Denominator:
Weighted average shares outstanding		6,050	383		6,002	383
Stock options		—	—		—	—
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,178	383		6,130	383
Diluted income per common share		$1.09	$0.31		$0.96	$0.27

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 and 2014

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of March 31, 2015 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2015 or 2014, and it does not believe that any of those pronouncements will have a significant impact on our condensed consolidated financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported consolidated net income for any periods presented.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 and 2014

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at March 31, 2015:

	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,433	$362	$4,071
Accounts receivable - related party	$30	—	$30
Medical receivable	$31,199	$22,162	$9,037
Management and other fees receivable	$26,955	$12,337	$14,618
Management and other fees receivable - related medical practices ("PC’s")	$4,072	$403	$3,669

Receivables, net is comprised of the following at June 30, 2014:

	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,707	$257	$4,450
Accounts receivable - related party	$—	—	$—
Medical receivable	$21,726	$12,918	$8,808
Management and other fees receivable	$22,872	$10,902	$11,970
Management and other fees receivable - related medical practices ("PC’s")	$3,830	$403	$3,427

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

MARCH 31, 2015 and 2014

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 55% and 50% of the PCs’ net revenues for the three months ended March 31, 2015 and 2014, respectively, were derived from no-fault and personal injury protection claims. Approximately 54% and 50% of the PCs’ net revenues for the nine months ended March 31, 2015 and 2014, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 11% and 13.2% of the consolidated net revenues for the three months ended March 31, 2015 and 2014, respectively. Net revenues from management and other fees charged to the related PCs accounted for approximately 10.6% and 13.4% of the consolidated net revenues for the nine months ended March 31, 2015 and 2014, respectively.

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

MARCH 31, 2015 and 2014

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (Continued)

The Company’s patient fee revenue, net of contractual allowances and discounts less the provision for bad debts for the three and nine months ended March 31, 2015 and 2014 are summarized in the following tables.

	For the Three Months Ended March 31,
	2015	2014
Commercial Insurance/ Managed Care	$1,091	$1,033
Medicare/Medicaid	292	343
Workers' Compensation/Personal Injury	4,513	3,329
Other	1,388	1,385
Patient Fee Revenue, net of contractual allowances and discounts	7,284	6,090
Provision for Bad Debts	(3,201)	(2,868)
Net Patient Fee for Revenue	$4,083	$3,222

	For the Nine Months Ended March 31,
	2015	2014
Commercial Insurance/ Managed Care	$3,245	$3,144
Medicare/Medicaid	896	1,161
Workers' Compensation/Personal Injury	11,354	9,679
Other	5,205	3,827
Patient Fee Revenue, net of contractual allowances and discounts	20,700	17,811
Provision for Bad Debts	(9,244)	(7,130)
Net Patient Fee for Revenue	$11,456	$10,681

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 and 2014

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

	March 31, 2015	June 30, 2014
Purchased parts, components and supplies	$2,091	$2,094
Work-in-process	195	350
Total Inventories	$2,286	$2,444

NOTE 5 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information relating to uncompleted contracts is as follows:

	March 31, 2015	June 30, 2014
Costs incurred on uncompleted contracts	$1,859	$1,885
Estimated earnings	1,373	1,746
Subtotal	3,232	3,631
Less: Billings to date	2,693	3,013
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$539	$618

Included in the accompanying condensed consolidated balance sheets under the following captions:

	March 31, 2015	June 30, 2014
Costs and estimated earnings in excess of billings on uncompleted contracts	$681	$760
Less: Billings in excess of costs and estimated earnings on uncompleted contracts	142	142
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$539	$618

FONAR CORPORATION AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 and 2014

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheet consist of the following:

	March 31, 2015	June 30, 2014
Capitalized software development costs	$7,418	$7,418
Patents and copyrights	4,516	4,408
Non-compete	4,100	4,100
Customer relationships	3,800	3,800
Gross Other intangible assets	19,834	19,726
Less: Accumulated amortization	10,181	9,217
Other Intangible Assets	$9,653	$10,509

Amortization of patents and copyrights for the three months ended March 31, 2015 and 2014 amounted to $46 and $44, respectively.

Amortization of capitalized software development costs for the three months ended March 31, 2015 and 2014 amounted to $81 and $104, respectively.

Amortization of non-compete for the three months ended March 31, 2015 and 2014 amounted to $146 and $146, respectively.

Amortization of customer relationships for the three months ended March 31, 2015 and 2014 amounted to $47 and $47, respectively.

Amortization of patents and copyrights for the nine months ended March 31, 2015 and 2014 amounted to $137 and $133, respectively.

Amortization of capitalized software development costs for the nine months ended March 31, 2015 and 2014 amounted to $246 and $321, respectively.

Amortization of non-compete for the nine months ended March 31, 2015 and 2014 amounted to $439 and $439, respectively.

Amortization of customer relationships for the nine months ended March 31, 2015 and 2014 amounted to $142 and $139, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 and 2014

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

	March 31, 2015	June 30, 2014
Accrued salaries, commissions and payroll taxes	$1,154	$835
Accrued interest	117	117
Litigation accruals	579	664
Sales tax payable	2,602	2,665
Legal and other professional fees	404	439
Accounting fees	231	325
Self-funded health insurance reserve	415	306
Interest and penalty - sales tax	2,462	2,374
Purchase scanners	—	450
Other	1,030	849
Total Other Current Liabilities	$8,994	$9,024

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

During the nine months ended March 31, 2015, the Company issued 5 shares of common stock to employees and consultants as compensation valued at $53 under a stock bonus plan.

NOTE 9 – CONTROLLING AND NONCONTROLLING INTERESTS

On January 8, 2015, the Company purchased 20% of the Class A members ownership interest in Health Diagnostic Management LLC for a cost of $4,971. The Company has a 60.4% ownership interest in Health Diagnostic Management LLC after this transaction.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 and 2014

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the three months ended March 31, 2015
Net revenues from external customers	$2,486	$14,610	$17,096
Inter-segment net revenues	$502	$—	$502
(Loss) income from operations	$(367)	$3,033	$2,666
Depreciation and amortization	$78	$811	$889
Capital expenditures	$111	$—	$111

For the three months ended March 31, 2014
Net revenues from external customers	$3,023	$14,017	$17,040
Inter-segment net revenues	$495	$—	$495
Income from operations	$192	$2,127	$2,319
Depreciation and amortization	$104	$829	$933
Capital expenditures	$114	$98	$212

For the nine months ended March 31, 2015
Net revenues from external customers	$9,177	$42,996	$52,173
Inter-segment net revenues	$1,504	$—	$1,504
Income from operations	$457	$9,246	$9,703
Depreciation and amortization	$229	$2,436	$2,665
Capital expenditures	$178	$55	$233

For the nine months ended March 31, 2014
Net revenues from external customers	$8,922	$42,559	$51,481
Inter-segment net revenues	$1,485	$—	$1,485
Income from operations	$323	$9,345	$9,668
Depreciation and amortization	$322	$2,565	$2,887
Capital expenditures	$187	$360	$547

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 and 2014

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 11– SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended March 31, 2015 and March 31, 2014, the Company paid $406 and $521 for interest, respectively.

During the nine months ended March 31, 2015 and March 31, 2014, the Company paid $99 and $255 for income taxes, respectively.

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

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2014 and our form 10-Q for the first and second quarters of fiscal 2015.

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of March 31, 2015, the Company has recorded tax obligations of approximately $2,602 plus interest and penalties of approximately $2,462. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $100 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of March 31, 2015 and June 30, 2014, the Company had approximately $415 and $306, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

MARCH 31, 2015 and 2014

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

The Company netted a deferred tax asset of $5,740 and a deferred tax liability of $584 as of March 31, 2015, primarily relating to net operating loss carryforwards of approximately $137,252 available to offset future taxable income through 2034. The net operating losses begin to expire in 2019 for federal tax purposes and in 2014 for state income tax purposes.

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

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance. Should the Company continue to remain profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

NOTE 14- SUBSEQUENT EVENTS

On May 1, 2015, the Company repaid a portion of the Class A Stockholders capital contribution in the amount of $1,125. As a result, the Company’s subsidiary, HMCA, owns a 96% interest in Imperial Management Services.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the nine month period ended March 31, 2015, we reported a net income of $9.2 million on revenues of $52.2 million as compared to net income of $8.8 million on revenues of $51.5 million for the nine month period ended March 31, 2014. Operating income remained constant at $9.7 million for the nine month period ended March 31, 2014 and for the nine month period ended March 31, 2015.

For the three month period ended March 31, 2015, we reported net income of $2.5 million on revenues of $17.1 as compared to net income of $2.1 million on revenues of $17.0 million for the three month period ended March 31, 2014.

The revenue increase of 1.3%, from $51.5 million for the first nine months of fiscal 2014 to $52.2 million for the first nine months of fiscal 2015, was due to a 43.2% increase in product sales from $1.3 million for the first nine months of fiscal 2014 to $1.8 million for the first nine months of fiscal 2015. There was also an increase of 7.3% of net patient fees from $10.7 million for the first nine months of fiscal 2014 to $11.5 million for the nine months of fiscal 2015 (patient fees less the provision for bad debts for patient fees). Patient fees represent fees for services paid directly by patients to facilities owned by us. All patient fees are derived from Florida facilities.

Offsetting these increases, however, service and repair fees decreased slightly by 3.8% to $7.4 million for the first nine months of fiscal 2015 from $7.7 million for the first nine months of fiscal 2014. In addition, there was a 29.6% increase in the provision for bad debts for patient fees, from $7.1 million for the nine months ended March 31, 2014 to $9.2 million for the nine months ended March 31, 2015. (The provision for bad debts was taken into account in calculating net patient fees).

The increase in the amount of our revenues was slightly larger than the increase in the amount of our costs and expenses, and as a result, our operating income of $9.7 million remained constant for the nine months ended March 31, 2015 compared to the nine months ended March 31, 2014. In terms of percentages, however, costs and expenses increased 1.6% from $41.8 million in the first nine months of fiscal 2014 to $42.5 million in the first nine months of fiscal 2015, while revenues increased only 1.3%, from $51.5 million in the first nine months of fiscal 2014 to $52.2 million in the first nine months of fiscal 2015.

Fonar’s wholly-owned subsidiary, Health Management Corporation of America (“HMCA”), is the controlling, but not sole owner of two limited liability companies, Imperial Management Services, LLC (“Imperial”) and Health Diagnostics Management, LLC (“HDM”), through which HMCA conducts its business. The outside investors are passive investors, and do not have the right to participate in the management of either company. For the sake of simplicity, HMCA, Imperial and HDM are referred to as “HMCA”, unless otherwise indicated.

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

Effective March 5, 2013, HDM, in which HMCA then had a 50.5% interest (60.4% after an acquisition of 20% of investors’ membership interests on January 8, 2015), acquired twelve (12) Stand-Up® MRI Centers and two (2) other scanning centers from Health Diagnostics, LLC. The contribution of these new scanning centers to the operating results of the Company are reflected in both the first nine months of fiscal 2015, and the first nine months of fiscal 2014.

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales increased 43.2% to $1.8 million for the first nine months of fiscal 2015 from $1.3 million for the first nine months of fiscal 2014. Costs related to product sales also increased, by 85.6%, from $902,000 for the nine month period ended March 31, 2014 to $1.7 million for the nine month period ended March 31, 2015. These increases, however, reflect a volatility resulting from low sales volume, and we do not regard the changes as indicative of a material trend. During the first nine months of fiscal 2014 we sold one scanner; during the first nine months of fiscal 2015 we sold two scanners. Continuing tight credit and economic uncertainty, including lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products.

Service revenues decreased 3.8% from $7.7 million for the nine month period ended March 31, 2014 to $7.4 million for the nine month period ended March 31, 2015. Service revenues also decreased 8.6% from $2.5 million for the three month period ended March 31, 2014 to $2.3 million for the three month period ended March 31, 2015. The changes in service revenues reflect the net result of newer customers entering into service contracts following the expiration of their warranties offset by older scanners being taken out of service. Continuing lower sales volumes are a factor ultimately contributing to decreasing service revenues.

Costs relating to providing service for the first nine months of fiscal 2015 decreased by 8.2% from $1.8 million in the first nine months of fiscal 2014 to $1.6 million in the first nine months of fiscal 2015. Costs related to providing service for the three month period ended March 31, 2015 increased slightly by 1.1% from $630,000 for the three month period ended March 31, 2014 to $637,000 for the three month period ended March 31, 2015. We believe that an important factor in controlling our service costs is our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis, and to detect and repair any irregularities before more serious problems result.

There were approximately $1.9 million in foreign revenues for the first nine months of fiscal 2015 as compared to approximately $1.2 million in foreign revenues for the first nine months of fiscal 2014, representing an increase in foreign revenues of 58.3%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

We recognize MRI scanner sales revenues on the “percentage of completion” basis, which means the revenues are recognized as the scanner is manufactured. Revenues recognized in a particular quarter do not necessarily reflect new orders or progress payments made by customers in that quarter. We build the scanner as the customer meets certain benchmarks in its site preparation in order to minimize the time lag between incurring costs of manufacturing and our receipt of the cash progress payments from the customer which are due upon delivery. Consequently, there can be a disparity between the revenues recognized in a fiscal period and the number of product sales. Generally, the revenues from a scanner sale are recognized in a fiscal quarter or quarters following the quarter in which the sale was made.

FONAR CORPORATION AND SUBSIDIARIES

Revenues for the medical equipment segment as a whole increased by 2.9% to $9.2 million for the nine months of fiscal 2015 from $8.9 million for the first nine months of fiscal 2014. Operating results for our medical equipment segment increased to an operating income of $457,000 for the first nine months of fiscal 2015 as compared to an operating income of $323,000 for the first nine months of fiscal 2014. For the first nine months of fiscal 2015, our medical equipment segment recognized net income of $377,000, compared to a net loss of $83,000 in the same period of fiscal 2014.

Diagnostic Facilities Management Services

HMCA revenues increased slightly in the first nine months of fiscal 2015 by 1.0% to $43.0 million from $42.6 million for the first nine months of fiscal 2014. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment decreased slightly (82.4% for the first nine months of fiscal 2015 compared to 82.7% for the first nine months of fiscal 2014).

The increase in HMCA revenues is principally due to HMCA’s success in marketing the scanning services of the facilities managed or owned by HMCA, notwithstanding the decrease in reimbursement rates paid for MRI scans by insurers, Medicare and other government programs. These developments are not unique to HMCA or HMCA’s clients but are being experienced by the industry in general.

HMCA’s efforts are countering effect of lower reimbursement rates by increasing the scan volume of the facilities it owns or manages.

As a result of our vigorous marketing efforts, the number of scans performed at our centers and at our client’s centers increased from 97,504 in the first nine months of fiscal 2014 to106,259 in the first nine months of fiscal 2015.

We manage twenty-four sites, twenty-three of which are equipped with Fonar Upright® MRI scanners (our Stand-Up® MRI Scanners are also called Upright® MRI Scanners). HMCA experienced an operating income of $9.2 million for the first nine months of fiscal 2015 compared to operating income of $9.3 million for the first nine months of fiscal 2014.

HMCA’s cost of revenues for the first nine months of fiscal 2015 as compared to the first nine months of fiscal 2014 increased by 0.7% from $25.2 million to $25.4 million.

Consolidated

For the first nine months of fiscal 2015, our consolidated net revenues increased by 1.3% to $52.2 million from $51.5 million for the first nine months of fiscal 2014, while total costs and expenses increased by 1.6% to $42.5 million for the first nine months of fiscal 2015 from $41.8 million for the first nine months of fiscal 2014. As a result, our operating income of $9.7 million in the first nine months of fiscal 2014 remained constant in the first nine months of fiscal 2015.

Selling, general and administrative expenses decreased by 7.6% to $11.1 million in the first nine months of fiscal 2015 from $12.0 million in the first nine months of fiscal 2014 as we continued our cost-cutting policies. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, also decreased, by 38.3%, to $53,200 for the first nine months of fiscal 2015 from $86,290 for the first nine months of fiscal 2014.

Research and development expenses remained constant at $1.1 million for the first nine months of fiscal 2015 and for the first nine months of fiscal 2014.

Interest expense in the first nine months of fiscal 2015 decreased by 20.1% to $545,000 from $682,000 in the first nine months of fiscal 2014. The decrease was due to the repayment of debt incurred by Fonar in connection with the acquisition of HDM.

FONAR CORPORATION AND SUBSIDIARIES

Inventories decreased to $2.3 million at March 31, 2015 as compared to $2.4 million at June 30, 2014. This represents our use of raw materials and components in our business operations.

Net Management fee and medical receivables increased by 12.9% to $27.3 million at March 31, 2014 from $24.2 million at June 30, 2014 due to slower collections.

The results of operations for the first nine months of fiscal 2015 reflect a slight increase in revenues from management, patient and other fees, as compared to the first nine months of fiscal 2014 ($43.0 million for the first nine months of fiscal 2015 as compared to $42.6 million for the first nine months of fiscal 2014), and an increase in MRI equipment segment revenues ($9.2 million as compared to $8.9 million). Revenues were 17.6% from the MRI equipment segment as compared to 82.4% from HMCA, for the first nine months of fiscal 2015, as compared to 17.3% from the MRI equipment segment and 82.7% from HMCA for the first nine months of fiscal 2014. We do not believe that these variations constitute a trend.

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

The Upright® MRI scanner, which operates at 6000 gauss (.6 Tesla) field strength, allows patients to be scanned while standing, sitting, reclining and in multiple flexion and extension positions. It is common in visualizing the spine that abnormalities are visualized in some positions and not others. This enables surgical corrections that heretofore would be unaddressable for lack of visualizing the symptom causing the pathology and therefore, in general enables the treating physician to achieve a better treatment outcome for his patient. A floor-recessed elevator brings the patient to the height appropriate for the targeted image region. A custom-built multi-position adjustable bed will allow patients to sit or lie on their backs, sides or stomachs at any angle. This allows the MRI technologist to ask the patient to position himself/herself in the exact position that generates his/her pain so that images of the patient in the position that explicitly generates the patient’s pain can be nailed down. Full-range-of-motion studies of the joints in virtually any direction are possible, a particularly promising feature for sports injuries.

FONAR CORPORATION AND SUBSIDIARIES

In addition FONAR has announced the publication of a new book “THE CRANIOCERVICAL SYNDROME and MRI” that highlights the unique attributes of FONAR UPRIGHT® MRI Imaging (S. Karger, A.G. based in Basel, Switzerland- www.karger.com/Book/Home/261956) which has been published by S. Karger, a 125 year old company and an academic publisher of scientific and medical journals and books. The seven chapter monograph examines the rapid advances in MRI made possible by the FONAR UPRIGHT® Multi-Position MRI that are transforming the treatment of patients suffering from the craniocervical syndrome (CCS). It is written by leading international experts in the field to practitioners with a better understanding of the subtle anatomy and MRI appearances at the craniocervical junction, along with insight into the clinical significance of cerebrospinal fluid (CSF) flow measurements and its potential role in generating the devastating impairments of the neurodegenerative diseases: Alzheimer’s (5.1 million patients in the United States), childhood and adult Autism (3.0 million), Parkinson’s (1.0 million), Multiple Sclerosis (250,000-350,000) and Amyotrophic Lateral Sclerosis (ALS) (30,000). It calls attention to the revolutionary importance of FONAR’s new UPRIGHT® MRI imaging technology and the prospect of significantly relieving the suffering of the above totaled 9.38 million patients afflicted with these disorders.

Fonar also announced a major diagnostic breakthrough in multiple sclerosis achieved with advanced Upright® MRI. Medical researchers at FONAR published a paper reporting a diagnostic breakthrough in multiple sclerosis (MS), based on observations made possible by the Company’s unique Upright® Multi-Position™ MRI scanner. The findings reveal that the cause of multiple sclerosis may be biomechanical and related to earlier trauma to the neck, which can result in obstruction of the flow of cerebrospinal fluid (CSF), which is produced and stored in the central anatomic structures of the brain known as the ventricles. Since the ventricles produce a large net volume of CSF each day (500 cc), the obstruction can result in a build up of pressure within the ventricles, resulting in leakage of the CSF and the antigenic polypeptides it contains into the surrounding brain tissue. This leakage could be responsible for generating the brain lesions of multiple sclerosis.

The paper, titled “The Possible Role of Cranio-Cervical Trauma and Abnormal CSF Hydrodynamics in the Genesis of Multiple Sclerosis," appears in the of the journal Physiological Chemistry and Physics and Medical NMR (Sept. 20, 2011).

This capability of the Fonar Upright® technology has demonstrated its key value on patients with the Arnold-Chiari syndrome [Cerebellar Tonsil Extopia (CTE)], which is believed to affect 200,000 to 500,000 Americans. In this syndrome, brain stem compression and subsequent severe neurological symptoms occur in these patients, because the brain stem descends and is compressed at the base of the skull in the foramen magnum, which is the circular bony opening at the base of the skull where the spinal cord exits the skull. Conventional lie-down MRI scanners cannot make an adequate evaluation of this pathology since the patient's pathology is most visible and the symptoms most acute when the patient is scanned in the upright fully weight-bearing position.

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

FONAR CORPORATION AND SUBSIDIARIES

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

The Fonar Upright® MRI can also be useful for MRI directed emergency neurosurgical procedures as the surgeon would have unhindered access to the patient’s head when the patient is supine with no restrictions in the vertical direction. This easy-entry, mid-field-strength scanner could prove ideal for trauma centers where a quick MRI-screening within the first critical hour of treatment will greatly improve patients’ chances for survival and optimize the extent of recovery.

Liquidity and Capital Resources

Cash and cash equivalents decreased by 21.3% from $10.0 million at June 30, 2014 to $7.8 million at March 31, 2015, primarily as a result of the Company purchasing 20% of the outside investors’ membership interests in HDM for $5.0 million. This purchase increased the Company’s interests in HDM from 50.5% to 60.4%. The result and intent of this acquisition was to increase the share of HDM’s income allocatable to the Company.

Cash provided by operating activities for the first nine months of fiscal 2015 was $8.5 million. Cash provided by operating activities was attributable principally to net income of $9.2 million, a provision for bad debts of $10.8 million , and depreciation and amortization of $2.7 million, offset by an increase in accounts, management fees and medical receivables of $13.6 million.

Cash used in investing activities for the first nine months of fiscal 2015 was $233,000. The principal uses of cash used in investing activities during the first nine months of fiscal 2015 consisted of patent costs of $108,000 and the purchase of property and equipment of $125,000.

Cash used in financing activities for the first nine months of fiscal 2015 was $10.4 million. The principal uses of cash in financing activities during the first nine months of fiscal 2015 were the repayment of principal on long-term debt and capital lease obligations of $2.2 million, distributions to non-controlling interests of $3.3 million and a buyout of non controlling interests of $5.0 million.

FONAR CORPORATION AND SUBSIDIARIES

Total liabilities decreased by 10.8% to $27.5 million at March 31, 2015 from $30.9 million at June 30, 2014. Other current liabilities remained constant at $9.0 million at June 30, 2014 and March 31, 2015 along with a decrease in long-term debt and capital lease obligations from $8.5 million to $6.3 million. The current portion of our unearned revenue on service contracts decreased from $4.7 million to $4.3 million. Customer deposits decreased to $1.7 million at March 31, 2015 as compared to $1.9 million at June 30, 2014.

As of March 31, 2015, the total of $9.0 million in other current liabilities included accrued salaries and payroll taxes of $1.2 million, and sales taxes of $2.6 million plus accrued interest and penalties of $2.5 million.

Our working capital increased to $22.8 million at March 31, 2015 from $21.6 million at June 30, 2014. This resulted from an increase in current assets ($42.8 million at June 30, 2014 as compared to $43.1 million at March 31, 2015), and a decrease in current liabilities from $21.2 million at June 30, 2014 to $20.3 million at March 31, 2015.

The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. A valuation will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation. Should the Company continue to remain profitable in the future periods with supportable trends, the valuation allowance will be reversed accordingly.

Fonar has not committed to making any significant capital expenditures for the remainder of the 2015 fiscal year.

Critical to our business plan are the improvement and expansion of the MRI facilities managed or owned by HMCA, and increasing the number of scans performed at those facilities. In addition, our business plan calls for a continuing commitment to providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment and upgrades at competitive prices.

Management is seeking to promote wider market recognition of Fonar’s scanner products, and to increase demand for Upright® scanning at the facilities HMCA owns or manages. Given the liquidity and credit constraints in the markets, and the uncertainty resulting for the Patient Protection and Affordable Care Act, the sale of medical equipment has and may continue to suffer.

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

The Company believes that its business plan has been responsible for the past three consecutive fiscal years and past three fiscal quarters of profitability (fiscal 2012, fiscal 2013, fiscal 2014 and the first nine months of fiscal 2015) and that its capital resources will be adequate to support operations at current levels through at least March 31, 2016. In the past, the Company experienced periods of working capital deficits and prior to fiscal 2011, losses. The future effects on our business of healthcare reform legislation, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015. Based on this evaluation, the Company’s Principal Executive Officer and Acting Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2015 because of the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K. The Company intends to begin its remediation process of implementing changes in information technology general controls in order to improve controls over segregation of duties, restricted access to programs and data, and change management activities in order to address the previously reported internal control deficiencies in our Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2014 and our Form 10-Q for the fiscal quarter ended December 31, 2014.

Item 1A – Risk Factors: An investment in the securities of the Company is subject to various risks, the most significant of which are summarized below.

1. Reduced Reimbursement Rates. Most of our revenues are derived from our scanning center business conducted by HCMA (including HMCA’s subsidiary HDM). We are experiencing lower reimbursement rates from Medicare, other government programs and private insurance companies. To date, we have been able to counter the impact of these reductions by increasing our volume of scans, maintaining profitability in this business segment.

2. Demand for MRI Scanners. The reduced reimbursement rates also affects our sales of MRI scanners negatively. With lower revenue projections, fewer prospective customers will be able to operate a profitable scanning center business, resulting in a lower demand and lower prices for scanners. Although the reduced reimbursements may not affect foreign demand, a lower number of sales in the aggregate could reduce economies of scale and consequently, profit margins.

FONAR CORPORATION AND SUBSIDIARIES

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: The Company has not issued any unregistered shares of its Common Stock during the first three quarters of fiscal 2015.

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:

a.	Exhibit 31.1 Certification. See Exhibits
b.	Exhibit 32.1 Certification. See Exhibits
c.	Report on Form 8-K filed on February 10, 2015, Item 2.02: Results of Operations and Financial Condition for the fiscal quarter ended December 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FONAR CORPORATION

(Registrant)

By: /s/ Raymond V. Damadian

Raymond V. Damadian

President & Chairman

Dated: May 11, 2015