Form 10-Q/A
period 2015-03-31
FONAR CORP
filed 2015-05-26
CIK 355019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock, par value $.0001	6,050,840
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

REASON FOR ADMENDMENT

Inadvertent mistake made in cover sheet of Fonar Corporation Form 10-Q for the quarter ended March 31, 2015 and filed May 11, 2015. The correct information is:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO X

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

Dated: May 26, 2015