Form 10-K
period 2015-06-30
FONAR CORP
filed 2015-09-29
CIK 355019

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

_____________________

FORM 10-K

_____________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 0-10248

_____________________

FONAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	11-2464137
(State of incorporation)	(IRS Employer Identification Number)

110 Marcus Drive, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code (631) 694-2929

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes __X__ No ______

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K, §229.405 of this Chapter, is not contained, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to the Form 10-K. [X]

FONAR CORPORATION AND SUBSIDIARIES

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____ Accelerated filer __X _ Non-accelerated filer ____ Smaller reporting company (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ____ No __X _

The aggregate market value of the shares of Common Stock held by non-affiliates as of December 31, 2014 based on the closing price of $10.40 per share on such date as reported on the NASDAQ System, was approximately $63 million. The other outstanding classes do not have a readily determinable market value.

As of September 11, 2015, 6,050,840 shares of Common Stock, 146 shares of Class B Common Stock, 382,513 shares of Class C Common Stock and 313,438 shares of Class A Non-voting Preferred Stock of the registrant were outstanding.

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

We conduct our business in two segments. Our medical equipment segment is conducted directly through Fonar. Our physician management and diagnostic services segment is conducted through our subsidiary Health Management Company of America (“HMCA”), also called Health Diagnostics Management, LLC. HMCA provides management services, administrative services, billing and collection services, office space, equipment, repair, maintenance service, and clerical and other non-medical personnel to medical providers engaged in diagnostic imaging. In addition to acting as a management company, HMCA owns and operates four diagnostic imaging facilities in Florida, where the corporate practice of medicine is permitted.

We restructured the corporate organization of our physician and diagnostic services management segment of our business effective July 1, 2015. Imperial Management Services, LLC (“Imperial”), a subsidiary which owned the assets used in the business of its parent, Health Management Corporation of America (which is wholly-owned by Fonar), transferred those assets to Health Diagnostics Management, LLC (“HDM”), which is another subsidiary of Health Management Corporation of America. As a result, going forward our physician and diagnostic management business will be conducted entirely through HDM, which is operating under the assumed name Health Management Company of America.

Fonar is engaged in the business of designing, manufacturing, selling and servicing magnetic resonance imaging scanners, also referred to as "MRI" or "MR" scanners, which utilize MRI technology for the detection and diagnosis of human disease, abnormalities, other medical conditions and injuries. Fonar’s founders built the first MRI scanner in 1977 and Fonar introduced the first commercial MRI scanner in 1980. Fonar is also the originator of the iron-core non-superconductive and permanent magnet technology.

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

THE UPRIGHT® MRI SCANNER.

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

HMCA manages a total of 24 MRI scanning facilities, four of which are owned by subsidiaries of HMCA. Seventeen facilities are located in New York and seven are located in Florida. (The four facilities owned by HMCA subsidiaries are in Florida, where the corporate practice of medicine is permitted). Twenty-three facilities are equipped with Upright MRI scanners. We believe that the utilization of Fonar Upright MRI scanning systems, which are produced under the protection of our patents, have been a significant factor in the increased patient volume of the scanning facilities.

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

FONAR CORPORATION AND SUBSIDIARIES

For instance, the Fonar Upright® technology has demonstrated its key value on patients with the Arnold-Chiari Syndrome, cerebellar tonsillar ectopia (CTE), which is believed to affect 200,000 to 500,000 Americans. In this syndrome, brain stem compression and subsequent severe neurological symptoms occur in these patients, when because of weakness in the support tissues within the skull, the brain stem descends and is compressed and entrapped at the base of the skull in the foramen magnum, which is the circular bony opening at the base of the skull where the spinal cord exits the skull. The brain structures “entrapped” in Chiari Syndrome are the lowest lying structures of the brain, the tonsils of the cerebelium. The Chiari Syndrome is therefore alternately named Cerebellar Ectopia (CTE) indicating the displacement (ectopia) of these Cerebellar tonsils in this syndrome. Classic symptoms of the Chiari Syndrome include the “drop attack,” where the patient unexpectedly experiences an explosive rush or nervous discharge at the base of the brain which rushes down the body to the extremities, causing the patient to collapse in a temporary neuromuscular paralysis; this subsides when the patient is lying down. Conventional lie-down MRI scanners cannot make an adequate evaluation of the pathology since the patient’s pathology is most visible and the symptoms most acute when the patient is scanned in the upright weight-bearing position.

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

The study was published by 10 authors from distinguished universities in the United States and around the world. The study reported that Cerebellar Tonsillar Ectopia Herniation (CTE) was missed 75% of the time when the patient was scanned lying down instead of upright. At the current rate of 1,000,000 automobile whiplash injuries in the U.S. per year, 600,000 patients each year would have the pathology responsible for their symptoms go undetected if they were examined solely in a conventional recumbent-only MRI.

The Upright® MRI has also demonstrated its value for patients suffering from scoliosis. Scoliosis patients have been typically subjected to routine x-ray exams for years and must be imaged upright for an adequate evaluation of their scoliosis. Because the patient must be standing for the exam, an x-ray machine has been the only modality that could provide that service. The Upright® MRI is the only MRI scanner that allows the patient to stand during the MRI exam. Fonar has developed a new RF receiver and scanning protocol that for the first time allows scoliosis patients to obtain diagnostic pictures of their spines without the risks of x-rays. A study by the National Cancer Institute (2000)of 5,466 women with scoliosis reported a 70% increase in breast cancer resulting from 24.7 chest x-rays these patients received on the average in the course of their scoliosis treatment.

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

FONAR CORPORATION AND SUBSIDIARIES

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

In addition to the signal-to-noise ratio, however, a major determinant of image quality that must be considered is contrast, the quality that enables reading physicians to clearly distinguish adjacent, and sometimes minute, anatomical structures from their surroundings. This quality is measured by contrast-to-noise ratios (C/N). Unlike S/N, which increases with increasing field strength, relaxometry studies have shown that C/N peaks in the mid-field range and actually falls off precipitously at higher field strengths. The Upright® MRI scanners operate squarely in the optimum C/N range.

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

During fiscal 2015, sales of our Upright® MRI scanners accounted for approximately 2.3% of our total revenues and 14.1% of our medical equipment revenues, as compared to 1.4% of total revenues and 7.9% of medical equipment revenues in fiscal 2014, and as compared to 6.5% of our total revenues and 21% of medical equipment revenues in fiscal 2013. These results reflect the volatility in our sales of scanners.

FONAR’s principal selling, marketing and advertising efforts have been focused on the Upright® MRI, which we believe is a particularly unique product, being the only MRI scanner which is both open and allows for weight-bearing imaging. We expect to continue our focus on the Upright® MRI in the immediate future.

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

FONAR CORPORATION AND SUBSIDIARIES

During fiscal 2015, sales were made to customers in the United Arab Emirates, Switzerland, Canada and to Medserena in Germany. CEO Matthais Schulz of Medserena, Fonar’s principal foreign sales representative and distributor, has said, “The large number of requests coming from our physicians in Germany are arising because of the special medical need for FONAR’s unique technology. This is in spite of an intensely active MRI market in Germany, where there are already many conventional lie-down MRIs installed.” Medserena also has expanded its market to the United Kingdom with the opening of a Fonar Upright® MRI scanner in London.

Fonar’s marketing strategy has been designed to reach key purchasing decision makers with information concerning the Upright® MRI. This has led to many inquiries and to some sales of the Upright® MRI scanner and is intended to increase Fonar’s presence in the medical market. Fonar focuses on four target audiences: neurosurgeons, orthopaedic surgeons, radiologists and physicians in general.

1) Neurosurgeons and Orthopaedic Surgeons: These are the surgeons who can most benefit from the superior diagnostic benefits of the Fonar Upright® MRI with its Multi-Position® diagnostic ability.

2) Radiologists: These physicians can now offer a new modality to their referring physicians.

3) All Physicians: The vast number of doctors who send patients for MRI’s need to be aware of the diagnostic advantages of the Fonar Upright® Multi-Position® MRI.

Our advertising has featured a series of compelling messages. One advertisement pointed out that the AMA book, Guides to the Evaluation of Permanent Impairment, indicates that diagnosis must be performed upright in flexion and extension. Another advertisement was educational and headlined, “Discover the power of Upright Imaging”. Fonar realizes that peer-to-peer communications is the most powerful way to speak to physicians. Consequently, testimonials from surgeons and radiologists have been used to promote our Upright® MRI scanner. The first such advertisement featured five surgeons and two radiologists, explaining the Multi-Position® diagnostic benefits of the Fonar Upright® MRI scanner to them. Another advertisement featured a leading radiologist, telling why he bought 12 Fonar Upright® MRI scanners and plans to buy more.

Our advertising for HMCA also serves to re-enforce the unique value provided by Fonar MRI scanners. We have increased internet awareness of our product by driving patient traffic to the Upright® scanning centers we manage by creating Websites for every location. These websites give prospective customers of Upright® MRI scanners a view of operating Upright® MRI centers and highlight the benefits of using an Upright® MRI scanner. The success of HMCA-managed sites not only increases management fees to HMCA but encourages new sales for Fonar as well.

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

FONAR CORPORATION AND SUBSIDIARIES

We are seeking to promote foreign sales and have sold scanners in various foreign countries. Foreign sales, however, have not yet proved to be a significant source of revenue.

During the fiscal year ended June 30, 2015, 3.0% of the Company's revenues were generated by foreign sales, as compared to 2.5% for fiscal 2014.

SERVICE AND UPGRADES FOR MRI SCANNERS

Our customer base of installed scanners has been and will continue to be an additional source of income, independent of direct sales.

Income is generated from the installed base in two principal areas, namely, service and upgrades. Service and maintenance revenues from our external installed base were approximately $9.7 million in fiscal 2015 and $10.2 million in fiscal 2014. Notwithstanding the decrease in service revenues in fiscal 2015, our objective is to maintain service revenues at present levels or better as customers enter into service contracts when the warranties on their scanners expire, replacing lost service contracts resulting from older scanners being taken out of service.

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

RESEARCH AND DEVELOPMENT

During the fiscal year ended June 30, 2015, we incurred expenditures of $1,812,398, none of which was capitalized, on research and development, as compared to $1,760,821, none of which was capitalized, during the fiscal year ended June 30, 2014.

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

FONAR CORPORATION AND SUBSIDIARIES

BACKLOG

Our backlog of unfilled orders at September 10, 2015 was approximately $2.5 million, as compared to $2.9 million at September 10, 2014. It is expected that the existing backlog of orders will be filled within the 2016 fiscal year.

PATENTS AND LICENSES

We currently have numerous patents in effect which relate to the technology and components of our MRI scanners. We believe that these patents, and the know-how we have developed, are material to our business.

One of our patents, issued in the name of Dr. Damadian and licensed to Fonar, was United States patent No. 3,789,832, Apparatus and Method for Detecting Cancer in Tissue, also referred to in this report as the "1974 Patent". The 1974 Patent was the first MRI patent issued by the United States Patent Office. The development of our MRI scanners have been based upon the 1974 Patent, and we believe that the 1974 Patent was the first of its kind to utilize MR to scan the human body and to detect cancer. The 1974 Patent was extended beyond its original 17-year term and expired in February, 1992.

We have significantly enhanced our patent position within the industry and now possesses a substantial patent portfolio which provides us, under the aegis of United States patent law, "the exclusive right to make, use and sell" many of the scanner features which Fonar pioneered and which are now incorporated in most MRI scanners sold by the industry. As of June 30, 2015, 193 patents had been issued to Fonar, and approximately 22 patents were pending. A number of Fonar’s existing patents specifically relate to protecting Fonar’s position in the Upright MRI market. The patents further enhance Dr. Damadian's pioneer patent, the 1974 Patent, that initiated the MRI industry and provided the original invention of MRI scanning. The terms of the patents in Fonar’s portfolio extend to various times.

We also have patent cross-licensing agreements with other MRI manufacturers. We have not licensed, however, any technology relating to Upright® MRI scanning.

PRODUCT COMPETITION

MRI SCANNERS

MRI takes advantage of the nuclear resonance signal elicited from the body's tissues and the exceptional sensitivity of this signal for detecting disease discovered by FONAR. Much of the serious disease of the body occurs in the soft tissue of vital organs. The maximum contrast available by x-ray with which to discriminate disease is 4%. Brain cancers differ from surrounding healthy brain by only 1.6% while the contrast in the brain by MRI is 25 times greater at 40%. X-ray contrasts among the body’s soft tissues are maximally 4%. Their contrast by MRI is 32.5 times greater (130%).

The soft tissue contrasts with which to distinguish cancers on images by MRI are up to 180%. In the case of cancer these contrasts can be even more marked making cancers readily visible and detectable anywhere in the body. This is because the nuclear resonance signals from the body's normal soft tissue vital organs, as discovered in the original publication that founded MRI, differ so dramatically from each other (e.g. small intestine 257 milliseconds, brain 595 milliseconds). Liver cancer and healthy liver signals differ by 180% for example.

A majority of the MRI scanners in use in hospitals and outpatient facilities and at mobile sites in the United States are based on high field (1.5-3.0 Tesla) air core superconducting magnet technology.

The remainder, described as Open MRIs, are recumbent-only machines based on Fonar’s original iron-frame vertical magnetic field magnet design. These systems have been manufactured and sold by many of our largest competitors over the years. They generally operate at low field strengths (0.2 - 0.35 Tesla). Recently our competitors have attempted to introduce higher field strength Open MRI products (0.5 – 1.0 Tesla), but the perception of the medical community is still that Open MRIs are useful only for anxious and claustrophobic patients, and that the Open MRIs’ image quality is poor, and scan times long.

FONAR CORPORATION AND SUBSIDIARIES

One of the Upright MRI’s big competitive advantages is that it is dramatically different from the Open MRI in several important ways:

The Upright MRI actually does something clinically valuable that the high-field MRI machines cannot do (i.e. positional imaging, weight-bearing imaging).

Although the patient can extend his arms and possibly see out the sides while recumbent in an Open MRI, there is still a large intimidating magnet pole very close to and directly in front of the patient’s face. The Upright MRI allows the patient to look directly out of the scanner and watch a 42” TV because there is nothing in front of his face.

The Upright MRI uses the same configuration RF receiver coil as a high-field MRI system to image the spine. Open MRIs cannot do this. (This is because of the rule in MRI that the axis of symmetry of the RF receiver coil should be perpendicular to the direction of the main magnetic field. The upright patient sits comfortably with his back against a flat (“planar”) RF receiver coil in our horizontal transaxial magnetic field. In contrast, the vertical magnetic field in the recumbent-only Open MRI precludes the use of this type of receiver coil).

Relative to the high-field systems, the Upright MRI’s has two major competitive advantages:

Patient positioning sometimes trumps a small increase in the image resolution and decrease in the scan time. As it is critical for physicians to not “miss” anything in the images, they recognize that the position-dependent pathology visualized with the Upright MRI will be invisible (“missed”) if their patients are scanned at a higher field strengths.

Image artifacts arising from metal implants such as surgical screws are diminished with the 0.6 Tesla Upright MRI compared to those from the high-field MRIs. It is well known that such artifacts get smaller as the MRI magnet’s field strength is reduced, so the anatomy adjacent to implanted hardware will be less obscured with the Upright MRI. This is particularly valuable for surgeons referring their postoperative patients for diagnostic imaging studies.

Fonar faces competition within the MRI industry from such firms as General Electric Company, Philips N.V., Toshiba Corporation, Hitachi Corporation and Siemens A.G. Most competitors have marketing and financial resources more substantial than those available to us. They have in the past, and may in the future, heavily discount the sales price of their scanners. Such competitors sell both high field air core superconducting MRI scanners and iron frame products. Fonar’s original iron frame design, ultimately imitated by Fonar’s competitors to duplicate Fonar’s origination of “Open” MRI magnets, gave rise to current patient protected Upright® MRI technology with the result that Fonar today is the unique and only supplier of the highest field MRI magnets (0.6 Tesla) that are not superconducting, do not use liquid helium and are not therefore susceptible to severe consequences and downtime cause by a system quench.

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

PHYSICIAN AND DIAGNOSTIC SERVICES MANAGEMENT BUSINESS

Effective July 1, 2015 we restructured the corporate organization of the physician and diagnostic services management segment of our business. Previously, Health Management Corporation of America our subsidiary, had transferred its business and assets to Imperial Management Services, LLC (“Imperial”), a New York limited liability company, in connection with raising capital from investors. Health Management Corporation of America maintained a majority interest in Imperial. The assets continued to be used in our business of managing diagnostic imaging facilities.

Subsequently, through an agreement dated March 6, 2013, Health Management Corporation of America acquired another business engaged in the management and in Florida, the ownership, of diagnostic imaging facilities. The purchase was made through a new limited liability company, Health Diagnostics Management, LLC (“HDM”), which raised part of the capital necessary for the acquisition from investors. The investors received in the aggregate 49% of the interests in HDM.

As a result of scheduled reacquisitions of interests held by the investors, as of July 1, 2015, Health Management Corporation of America owned a 95% interest in Imperial and a 60.4% interest in HDM immediately prior to the reorganization.

The reorganization was structured to more completely integrate the operations of Health Management Corporation of America and HDM. Imperial contributed all of its assets (which were utilized in the business of Health Management Corporation of America) to HDM and received a 24.2% interest in HDM. Health Management Corporation of America retained a direct ownership interest of 45.8% in HDM, and the original investors in HDM retained a 30.0% ownership interest in the newly expanded HDM.

The entire physician and diagnostic services management business segment is now being conducted by HDM. HDM’s Florida subsidiaries are directly engaged in the practice of medicine. HDM will operate under the assumed name, “Health Management Company of America” (“HMCA”).

The combined business (HDM, Imperial and Health Management Corporation of America) will be referred to as “HMCA” for all periods before and after July 1, 2015, unless otherwise indicated.

FONAR CORPORATION AND SUBSIDIARIES

HMCA provides comprehensive non-medical management services to diagnostic imaging facilities. These services include development, administration, leasing of office space, facilities, equipment, provision of supplies, staffing, training and supervision of non-medical personnel, credentialing, accounting, billing and collection, assistance with compliance matters and the development and implementation of practice growth and marketing strategies.

As of August 1, 2015, HMCA managed a total of 24 MRI centers. For the 2014 fiscal year, the revenues HMCA recognized from the MRI facilities had increased to $56.6 million, and for the 2015 fiscal year 2015 the revenues further increased to $57.6 million. Four of these facilities in Florida are owned by HMCA subsidiaries.

HMCA GROWTH STRATEGY

HMCA’s growth strategy focuses on upgrading and expanding the existing facilities it manages and expanding the number of facilities it manages for its clients. In connection with improving the performance of the facilities, we have added high field MRI scanners, extremities scanners and x-ray machines to the Upright MRI scanner at certain of the sites where such additional diagnostic imaging modalities are expected to produce the greatest return.

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

6. Diagnostic Imaging and Ancillary Services. HMCA can offer access to diagnostic imaging equipment through diagnostic imaging facilities it manages. The Company is expanding the ancillary services offered in its network to include x-rays and other MRI equipment such as high field MRI scanners and extremity scanners.

FONAR CORPORATION AND SUBSIDIARIES

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

The management fees paid by the facilities to HMCA are flat monthly fees. In fiscal 2014, the aggregate amount of management fees were $3,483,916 per month. In fiscal 2015, the aggregate amount of management fees was $3,483,916.

Fees under the management agreements are subject to adjustment by mutual agreement on an annual basis.

Dr. Damadian owns three of the MRI facilities in Florida managed by HMCA. The fees for these three sites in Florida owned by Dr. Damadian are flat monthly fees which are subject to adjustment by mutual agreement on an annual basis. In fiscal 2015, the aggregate amount of management fees paid to HMCA by these sites was $615,144.

The Florida facilities owned by HMCA subsidiaries directly bill their patients. Patient fees net of provision for bad debt were $15,383,349 in fiscal 2015.

HMCA contracts with Tritech Healthcare Management (Plainview, New York) to perform billing and collection for their clients’ No-Fault and Workers’ Compensation business. The fixed monthly fees were $30,000 for HMCA in fiscal 2015. The fees for fiscal 2016 are $30,000 per month.

HMCA MARKETING

HMCA's marketing strategy is to expand the business and improve the facilities which it manages. HMCA is seeking to increase the number of locations of those facilities where market conditions are promising and to promote growth of our clients' and Florida subsidiaries’ patient volume and revenue.

DIAGNOSTIC IMAGING FACILITIES

FONAR CORPORATION AND SUBSIDIARIES

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

HMCA develops marketing programs and educational programs in an effort to establish and maintain referring physician relationships for our clients and Florida subsidiaries and to maximize reimbursement yields. HMCA also directs its marketing and educational efforts to managed care providers.

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

Services provided in non-hospital based freestanding facilities are paid under the Medicare Physician Fee Schedule, or MPFS. All of HMCA’s clients are presently in this category. The MPFS is updated on an annual basis and sometimes modified more frequently.

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

FONAR CORPORATION AND SUBSIDIARIES

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

In addition to the foregoing changes to the usage assumptions, CMS’ 2010 regulatory changes to the MPFS also included a downward adjustment to services primarily involving the technical component rather than the physician work component, by adjusting downward malpractice payments for these services. These adjustments have been phased in over a four year period. For our fiscal year ended June 30, 2015, Medicare revenues represented approximately 5.1% of the revenues for HMCA’s clients and subsidiaries as compared to 6.5% for the fiscal year ended June 30, 2014. In January, 2014 additional reductions in Medicare reimbursement were adopted, and New York State is expected to propose reducing workers’ compensation reimbursements.

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

Medicaid

The Medicaid program is a jointly-funded federal and state program providing coverage for low-income persons. In addition to federally-mandated basic services, the services offered and reimbursement methods vary from state to state. In many states, Medicaid reimbursement is patterned after the Medicare program; however, an increasing number of states have established or are establishing payment methodologies intended to provide healthcare services to Medicaid patients through managed care arrangements. In fiscal 2015, approximately 0.52% of the revenues of HMCA’s clients were attributable to Medicaid, as compared to 0.25% in fiscal 2014. Four of the Florida facilities (those owned by HMCA subsidiaries) do not participate in Medicaid.

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

FONAR CORPORATION AND SUBSIDIARIES

With respect to the diagnostic imaging facilities managed by HMCA, the outpatient diagnostic imaging industry is highly competitive. Competition focuses primarily on attracting physician referrals at the local market level and increasing referrals through relationships with managed care organizations, as well as emphasizing to potential referral sources the advantages of Upright® MRI scanning. HMCA believes that principal competitors for the diagnostic imaging centers are hospitals and independent or management company-owned imaging centers. Competitive factors include quality and timeliness of test results, ability to develop and maintain relationships with managed care organizations and referring physicians, type and quality of equipment, facility location, convenience of scheduling and availability of patient appointment times. HMCA believes that it will be able to effectively meet the competition in the outpatient diagnostic imaging industry with the Fonar Upright® MRI scanners and strategically placed high field MRI scanners at its facilities.

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

FONAR CORPORATION AND SUBSIDIARIES

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

In fiscal 2015, approximately 5.1% of the revenues of HMCA’s clients were attributable to Medicare and 0.52% were attributable to Medicaid. In fiscal 2014, approximately 6.5% of the revenues of HMCA’s clients were attributable to Medicare and 0.25% were attributable to Medicaid.

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

Further, HIPAA requires healthcare providers and their business associates to maintain the privacy and security of individually identifiable protected health information (“PHI”). HIPAA imposes federal standards for electronic transactions, for the security of electronic health information and for protecting the privacy of PHI. The Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), signed into law on February 17, 2009, dramatically expanded, among other things, (1) the scope of HIPAA to now apply directly to “business associates,” or independent contractors who receive or obtain PHI in connection with providing a service to a covered entity, (2) substantive security and privacy obligations, including new federal security breach notification requirements to affected individuals, DHHS and prominent media outlets, of certain breaches of unsecured PHI, (3) restrictions on marketing communications and a prohibition on covered entities or business associates from receiving remuneration in exchange for PHI, and (4) the civil and criminal penalties that may be imposed for HIPAA violations, increasing the annual cap in penalties from $25,000 to $1.5 million per occurrence. In 2013 additional legal requirements were adopted to provide further protection for PHI.

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

We believe that we are in compliance with the current HIPAA requirements, as amended by HITECH, together with other legislation and regulations, and comparable state laws, but we anticipate that we may encounter certain costs associated with future compliance. Moreover, we cannot guarantee that enforcement agencies or courts will not make interpretations of the HIPAA standards that are inconsistent with ours, or the interpretations of our contracted radiology practices or their affiliated physicians. A finding of liability under the HIPAA standards may result in significant criminal and civil penalties. Noncompliance also may result in exclusion from participation in government programs, including Medicare and Medicaid. These actions could have a material adverse effect on our business, financial condition, and results of operations.

Civil Money Penalty Law and Other Federal Statutes

FONAR CORPORATION AND SUBSIDIARIES

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

Various States prohibit business corporations from practicing medicine. Various States, including New York, also prohibit the sharing of professional fees or fee splitting. Consequently, in New York HMCA leases space and equipment to clients and provides clients with a range of non-medical administrative and managerial services for agreed upon fees. Under Florida law a business entity can bill patients and third party payors directly if that entity is properly licensed through AHCA. Four of the seven facilities in Florida are licensed healthcare clinics through AHCA.

FONAR CORPORATION AND SUBSIDIARIES

HMCA’s clients and subsidiaries generate revenue from patients covered by no-fault insurance and workers' compensation programs. For the fiscal year ended June 30, 2015 approximately 46.9% of our clients’ receipts were from patients covered by no-fault insurance and approximately 6.8% of our client’s receipts were from patients covered by workers’ compensation programs. For the fiscal year ended June 30, 2014, approximately 43.4% of HMCA’s clients’ receipts were from patients covered by no-fault insurance and approximately 6.3% of HMCA’s clients’ receipts were from patients covered by workers’ compensation programs. (The foregoing numbers do not include payments from third party administrators). In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA could be required to modify its business practices and services in ways that could be more costly to HMCA or in ways that decrease the revenues which HMCA receives from its clients.

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

EMPLOYEES

Fonar and HMCA had approximately 465 employees as of August 1, 2015. This total number included 15 in production, 30 in customer support, 8 in research and development, 3 in information technology, 48 in marketing and sales, 28 transcriptionists, 37 technologists, 49 in billing and collections, and 247 in various administrative positions. Approximately 260 employees were employed at the MRI facilities managed or owned by HMCA, primarily in administrative positions.

ITEM 1A. RISK FACTORS

An investment in our securities is subject to various risks, the most significant of which are summarized below.

1.             Reduced Reimbursement Rates. Most of our revenues are derived from our scanning center business conducted by HCMA. We are experiencing lower reimbursement rates from Medicare, other government programs and private insurance companies. To date, we have been able to counter the impact of these reductions by increasing our volume of scans, thereby maintaining profitability in this business segment. There is, however, no assurance that we will be able to continue to do so.

2.             Demand for MRI Scanners. The reduced reimbursement rates also affects our sales of MRI scanners negatively. With lower revenue projections, fewer prospective customers will be able to operate demand and lower prices for scanners. Although the reduced reimbursements may not affect foreign demand, a lower number of sales in the aggregate could reduce economies of scale and consequently, profit margins.

FONAR CORPORATION AND SUBSIDIARIES

3.             Manufacturing Competition. Many if not most of our competing scanner manufacturers have significantly greater financial resources, production capacity, and other resources than we do. Such competitors would include General Electric, Siemens, Hitachi and Phillips. Although Fonar is the only company which can manufacture and sell the unique Stand-Up® (Upright®) MRI scanner, potential customers must be convinced that the purchase of a Fonar scanner is their best choice. We believe that with time, that objective will be reached, particularly with customers scanning patients having neck, back, knee and various orthopedic issues who would benefit from being scanned in weight-bearing positions.

4.             Dependence on Referrals. HMCA derives substantially all of its revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at the facilities. We depend on referrals of patients from unaffiliated physicians and other third parties to the facilities we manage or own for the services we perform. If these physicians and other third parties were to reduce the number of patients they refer or discontinue referring patients, scan volumes could decrease, which would reduce our net revenue and operating margins.

5.             Pressure to Control Healthcare Costs. One of the principal objectives of health maintenance organizations and preferred provider organizations is to control the cost of healthcare services. Healthcare providers participating in managed care plans may be required to refer diagnostic imaging tests to certain providers depending on the plan in which a covered patient is enrolled. In addition, managed care contracting has become very competitive. The expansion of health maintenance organizations, preferred provider organizations and other managed care organizations within New York or Florida could have a negative impact on the utilization and pricing of services performed at the facilities HMCA manages or owns to the extent these organizations exert control over patients’ access to diagnostic imaging services, selections of the provider of such services and reimbursement rates for those services.

6.             Scanning Facility Competition. The market for diagnostic imaging services is highly competitive. The facilities we manage or own compete for patients on the basis of reputation, location and the quality of diagnostic imaging services. Groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment are the principal competitors.

7.             Eligibility Changes to Insurance Programs. Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. Healthcare reform legislation will increase the participation of individuals in the Medicaid program in states that elect to participate in the expanded Medicaid coverage. A shift in payor mix from managed care and other private payors to government payors or an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Changes in the eligibility requirements for governmental programs such as the Medicaid program and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. These factors and events could have a material adverse effect on our business, financial condition, and results of operations.

8.             Proposed Reduction of New York Workers’ Compensation Benefits. A proposal has been published by the New York State Workers’ Compensation Board (“NYSWCB”) to change the fee schedule for Workers’ Compensation payments. In brief, the fees would be set at 130% of the Medicare fees. This would reduce fees for the most commonly billed radiology procedures by 60%. Further, since the Workers’ Compensation fees are coupled with the New York State No Fault Program, radiology providers will suffer similar reductions for No-Fault fees. Although we and the HMCA clients have written to the NYSWCB to argue against this proposal, and other affected parties are commenting as well, there can be no assurance that the NYSWCB will modify this proposal, or if they elect to do so, the extent to which the NYSWCB would modify their proposal. A significant reduction in Workers’ Compensation and No-Fault fees could have a material adverse impact on our business.

FONAR CORPORATION AND SUBSIDIARIES

9.             Federal and state privacy and information security laws. We must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and privacy of PHI, including HIPAA and its implementing privacy and security regulations, as amended by the federal HITECH Act and collectively referred to as HIPAA. If we fail to comply with applicable privacy and security laws, regulations and standards, properly maintain the integrity of our data, protect our proprietary rights to our systems, or defend against cybersecurity attacks, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

Information security risks have significantly increased in recent years in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct our operations, and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign state agents. Our operations rely on the secure processing, transmission and storage of confidential, proprietary and other information in our computer systems and networks.

10.          Changes in Domestic and Worldwide Economic Conditions. We are subject to risk arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets.

Turbulence and uncertainty in the United States and international markets and economies may adversely affect our liquidity, financial condition, revenues, profitability and business operations generally.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Fonar an d HMCA currently lease approximately 78,000 square feet of office and plant space at its principal offices in Melville, New York. The term of the lease runs through November, 2026. Management believes that the premises will be adequate for its current needs. HMCA also maintains office space for the Facilities owned by its subsidiaries in Florida and for its clients at the clients’ sites in New York and Florida under leases having various terms. HMCA owns the building for the client’s premises in Tallahassee, Florida.

FONAR CORPORATION AND SUBSIDIARIES

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

Shapiro v. Fonar Corporation, New York Supreme Court, Suffolk County. Previously, Fonar and Dr. Shapiro had settled an action commenced in Nassau County under the same name. The amount remaining payable under the settlement agreement according to Fonar’s records is $258,400, but the payment and timing of the payment was dependent on obtaining an order for an Upright® MRI Scanner for Fonar and the making of installment payments thereunder by the customer. Briefly stated, the balance of $258,400 was and is not yet due. Dr. Shapiro claims that Fonar was in breach of the settlement agreement and seeks payment of no less than $307,000 plus interest and attorneys’ fees. Fonar believes it has scrupulously observed the terms of the settlement agreement and that Dr. Shapiro’s claims are without merit. Fonar answered the Complaint and the case is now in discovery.

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

		Fiscal Quarter		High		Low
January	—	March	2013	7.44	—	4.42
April	—	June	2013	7.94	—	5.67
July	—	September	2013	6.70	—	5.12
January	—	March	2014	27.95	—	16.2
April	—	June	2014	18.7	—	11.28
July	—	September	2014	14.44	—	9.32
January	—	March	2015	14.25	—	10.00
April	—	June	2015	13.27	—	10.5
July	—	September 11,	2015	11.13	—	9.1

FONAR CORPORATION AND SUBSIDIARIES

Performance Graph

The following graph compares the annual change in the Company’s cumulative total shareholder return on its Common Stock during a period commencing on June 30, 2010 and ending on June 30, 2015 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (B) the difference between the Company’s share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the cumulative total return of each of: (a) the CRSP Composite Total Return Index for Nasdaq (“Nasdaq”); (b) the CRSP Total Return Index for Nasdaq Medical Equipment Manufacturers (“Nas-MED”); and (c) the CRSP Total Return Index for Nasdaq Healthcare companies (“Nas-Hea.”) during such period, assuming a $100 investment on June 30, 2010. The stock price performance on the graph below is not necessarily indicative of future price performance.

PERFORMANCE GRAPH
$900.00
$800.00
$700.00
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
$0.00
6/30/2010
6/30/2011
6/29/2012
6/28/2013
6/30/2014
6/30/2015
Fonar
NASDAQ
NAS-Med.
NAS-Hea.

Relative Dollar Values

	6/30/2010	6/29/2011	6/28/2012	6/30/2013	6/30/2014	6/30/2015
Fonar Common Stock	$100.00	$133.33	$278.90	$446.24	$829.90	$719.70
NASDAQ	$100.00	$132.73	$142.01	$167.01	$219.06	$250.69
NAS-Med	$100.00	$122.79	$120.84	$149.13	$194.13	$228.86
NAS-Hea	$100.00	$140.86	$142.04	$180.16	$223.46	$320.07

On September 11, 2015, we had approximately 1,018 stockholders of record of our Common Stock, 9 stockholders of record of our Class B Common Stock, 3 stockholders of record of our Class C Common Stock and 1,085 stockholders of record of our Class A Non-voting Preferred Stock.

At the present time, the only class of our securities for which there is a market is the Common Stock.

We paid cash dividends in fiscal 1998 and the first three quarters of fiscal 1999 on monies we received from the enforcement of our patents. Except for these dividends, we have not paid any cash dividends. Since then, we have retained and expect to continue to retain earnings to finance the development and expansion of our business for the foreseeable future.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data has been extracted from our consolidated financial statements for the five years ended June 30, 2015. This consolidated selected financial data should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this form.

	As of and For the Periods Ended June 30,
	2015	2014	2013	2012	2011
STATEMENT OF OPERATIONS
Revenues	$69,050,996	$68,505,477	$49,141,814	$39,444,419	$33,136,395
Cost of revenues	$38,404,281	$37,247,449	$26,121,365	$21,195,680	$18,479,550
Research and Development Expenses	$1,812,398	$1,760,821	$1,438,560	$1,242,656	$1,440,032
Net Income(Loss)	$15,430,383	$13,396,769	$10,256,362	$6,875,073	$3,309,019
Basic Net Income (Loss)per common share	$2.00	$1.62	$1.37	$0.93	$0.56
Diluted Net Income (Loss) per common share	$1.95	$1.58	$1.34	$0.91	$0.55
Basic Weighted average number of shares outstanding	6,050,632	6,009,822	5,933,318	5,778,695	5,264,795
Diluted Weighted average number of shares outstanding	6,178,136	6,137,326	6,060,822	5,906,199	5,392,299

BALANCE SHEET DATA
Working capital (deficiency)	$24,828,161	$21,898,699	$16,748,144	$4,805,347	$(575,628)
Total Assets	$76,492,077	$76,789,843	$73,150,650	$33,635,002	$31,580,674
Long-term debt and obligations under capital leases	$5,699,302	$8,481,830	$12,887,005	$777,274	$1,746,286
Stockholder’s (deficiency) equity	$50,783,513	$45,906,592	$37,799,276	$11,101,065	$5,865,814

FONAR CORPORATION AND SUBSIDIARIES

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

INTRODUCTION.

Fonar was formed in 1978 to engage in the business of designing, manufacturing and selling MRI scanners. HMCA, a subsidiary of Fonar, provides management services to diagnostic imaging facilities.

Fonar's principal MRI product is its Stand-Up® MRI (also called Upright® MRI) scanner. The Stand-Up® MRI allows patients to be scanned for the first time under weight-bearing conditions. The Stand-Up® MRI is the only MRI capable of producing images in the weight-bearing state.

At 0.6 Tesla field strength, the Upright® MRI and Fonar 360™ magnets are among the highest field open MRI scanners in the industry, offering non-claustrophobic MRI together with high-field image quality. Fonar’s open MRI scanners were the first high field strength open MRI scanners in the industry.

HMCA generates revenues from providing comprehensive management services, including development, administration, accounting, billing and collection services, together with office space, medical equipment, supplies and non-medical personnel to its clients. Revenues are in the form of fees which are earned under contracts with HMCA’s clients except for its three Florida subsidiaries which engage in the practice of medicine, and bill and collect fees from patients, insurers and other third party payors directly.

For the fiscal years ended June 30, 2015 and June 30, 2014, 10.7% and 11.1%, respectively, of total revenues were derived from contracts with facilities owned by Dr. Raymond V. Damadian, the President and principal stockholder of Fonar. The agreements with these MRI facilities are for one-year terms which renew automatically on an annual basis, unless terminated. The fees for these sites, which are located in Florida, are flat monthly fees.

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

In addition, effective January 1, 2014, Medicare made significant reductions in the MRI fee schedule, by nearly 40% for some MRI studies.

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

FONAR CORPORATION AND SUBSIDIARIES

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

At June 30, 2014, the deferred tax asset was valued at $5,740,287. At June 30, 2015, the deferred tax asset was valued at $8,423,306.

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

We amortize our intangible assets, including patents, and capitalized software development costs, over the shorter of the contractual/legal life or the estimated economic life. Our amortization life for patents and capitalized software development costs is 15 to 17 years and 5 years, respectively. Our amortization of the non-competition agreements entered into with certain individuals in connection with the HDM transaction are depreciated over seven years, and customer relationships are amortized over 20 years.

FONAR CORPORATION AND SUBSIDIARIES

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

RESULTS OF OPERATIONS. FISCAL 2015 COMPARED TO FISCAL 2014

In fiscal 2015, we recognized net income of $15.4 million on revenues of $69.1 million, as compared to net income of $13.4 million on revenues of $68.5 million for fiscal 2014. This represents an increase in revenues of 0.8%. Patient fee revenue net of contractual allowances increased by 10.1%. Total costs and expenses decreased by 0.1%. Our consolidated operating results improved by $600,000 to an operating income of $12.9 million for fiscal 2015 as compared to an operating income of $12.3 million for fiscal 2014.

Discussion of Operating Results of Medical Equipment Segment

Fiscal 2015 Compared to Fiscal 2014

Revenues attributable to our medical equipment segment decreased by 4.9% to $11.5 million in fiscal 2015 from $12.1 million in fiscal 2014, with product sales revenues decreasing by 3.0% from $1.9 million in fiscal 2014 to $1.8 million in fiscal 2015. Service revenue decreased from $10.2 million in fiscal 2014 to $9.7 million in fiscal 2015.

The Upright® MRI is unique in that it permits MRI scans to be performed on patients upright in the weight-bearing state and in multiple positions that correlate with symptoms.

Product sales to unrelated parties decreased by 3.0% in fiscal 2015 from $1.9 million in fiscal 2014 to $1.8 million in fiscal 2015. There were no product sales to related parties in fiscal 2015 or 2014.

We believe that one of our principal challenges in achieving greater market penetration is attributable to the better name recognition and larger sales forces of our larger competitors such as General Electric, Siemens, Hitachi, Philips and Toshiba and the ability of some of our competitors to offer attractive financing terms through affiliates, such as G.E. Capital.

In addition, lower reimbursement rates have reduced the demand for our MRI products, resulting in lower sales volumes. As a result of fewer sales, service revenues have decreased since as older scanners are taken out of service, there are fewer new scanners available to sign service contracts.

The operating results for the medical equipment segment increased from income of $469,000 in fiscal 2014 to income of $505,000 in fiscal 2015. This increase is attributable most significantly to the fact that costs decreased by a greater amount than the revenues decreased.

We recognized revenues of $1,662,000 from the sale of our Upright® MRI scanners in fiscal 2015, while in fiscal 2014, we recognized revenues of $957,000 from the sale of Upright® MRI scanners.

FONAR CORPORATION AND SUBSIDIARIES

Research and development expenses, remained constant at $1.8 million in fiscal 2015 and 2014. Our expenses for fiscal 2015 represented continued research and development of Fonar’s scanners, Fonar’s new hardware and software product, Sympulse® and new surface coils to be used with the Upright® MRI scanner.

Discussion of Operating Results of Physician and Diagnostic Services Management Segment.

Fiscal 2015 Compared to Fiscal 2014

Revenues attributable to the Company's physician and diagnostic services management segment, HMCA, increased by 2.0% to $57.6 million in fiscal 2015 from $56.5 million in fiscal 2014. The increase in revenues was primarily due to including $15.4 million of patient fees (net of contractual allowances and discounts less provision for bad debts) from patient and third party payors recognized by four of the facilities in Florida.

Cost of revenues as a percentage of the related revenues for our physician and diagnostic services management segment increased from $33.7 million or 59.6% of related revenues for the year ended June 30, 2014 to $34.3 million, or 59.6% of related revenue for the year ended June 30, 2015.

Operating results of this segment increased from operating income of $11.8 million in fiscal 2014 to operating income of $12.4 million in fiscal 2015. We believe that our efforts to expand and improve the operation of our physician and diagnostic services management segment are directly responsible for the profitability of this segment and our company as a whole.

Discussion of Certain Consolidated Results of Operations

Fiscal 2015 Compared to Fiscal 2014

Interest and investment income decreased in 2015 compared to 2014. We recognized interest income of $225,270 in 2015 as compared to $238,928 in fiscal 2014, representing a decrease of 5.7%.

Interest expense of $702,095 was recognized in fiscal 2015, as compared to $884,541 in fiscal 2014, representing a decrease of 20.6%.

While revenue increased by 0.8%, selling, general and administrative expenses decreased by 12.5% to $13.5 million in fiscal 2015 from $15.4 million in fiscal 2014.

The compensatory element of stock issuances decreased from approximately $223,000 in fiscal 2014 to $53,200 in fiscal 2015, reflecting a decrease in Fonar’s use of its stock bonus plans.

The higher provision for bad debts of $2.5 million in fiscal 2015 as compared to $1.8 million in fiscal 2014, reflected an increase in reserves for certain indebtedness in fiscal 2015 by our physician and diagnostic services management segment. In addition in fiscal 2015, the Company recorded a provision for bad debts for patient fee revenue of $12.8 million for the four MRI facilities in Florida which bill patients and third party payors directly. The three Florida sites managed by HMCA jointly and severally guaranteed the payment of their management fees to HMCA, further securing HMCA’s management fee receivables.

Revenue from service and repair fees decreased from $10.2 million in fiscal 2014 to $9.7 million in fiscal 2015.

Continuing our tradition as the originator of MRI, we remain committed to maintaining our position as the leading innovator of the industry through investing in research and development. In fiscal 2015 we continued our investment in the development of our new MRI scanners, together with software and upgrades, with an investment of $1,812,398 in research and development, none of which was capitalized, as compared to $1,760,821, none of which was capitalized, in fiscal 2014. The research and development expenditures were approximately 15.8% of revenues attributable to our medical equipment segment and 2.6% of total revenues in 2015, and 14.6% of medical equipment segment revenues and 2.9% of total revenues in fiscal 2014. This represented a 2.9% increase in research and development expenditures in fiscal 2015 as compared to fiscal 2014.

FONAR CORPORATION AND SUBSIDIARIES

The physician and diagnostic services management segment, HMCA, revenues increased, from $56.5 million in fiscal 2014 to $57.6 million in fiscal 2015. This is primarily attributable to an increase in patient scans resulting from our marketing efforts.

For the fiscal year 2015 the Company recorded an income tax benefit of $2.6 million compared with $2.3 million for 2014. The Income tax benefit is attributable to the income tax benefits associated with the increase in the deferred tax asset for the years then ended. The Company has recorded a deferred tax asset of $8.4 million as of June 30, 2015, relating to the tax benefits primarily related to net operating loss carry forwards available to offset future taxable income. The utilization of these tax benefits is dependent on the Company generating future taxable income. The Company is projecting taxable income for 2016-2018, but does not have sufficient history of income, nor can they anticipate the impact of the adoption of proposed healthcare regulation including the impact of rate decreases of MRI scanning reimbursement rates, which could materially impact operations, to eliminate a valuation allowance in its entirety. A partial valuation allowance will be maintained until positive evidence exists to support that the reversal of any allowance.

RESULTS OF OPERATIONS. FISCAL 2014 COMPARED TO FISCAL 2013

In fiscal 2014, we recognized net income of $13.4 million on revenues of $68.5 million, as compared to net income of $10.3 million on revenues of $49.1 million for fiscal 2013. This represented an increase in revenues of 39.5%. The increased revenue for fiscal 2014 resulted primarily from the inclusion of the revenues of an acquired company for a full fiscal year. Unrelated party management fees increased by 62%. Total costs and expenses increased by 35%. Our consolidated operating results improved by $4.8 million to an operating income of $12.3 million for fiscal 2014 as compared to an operating income of $7.5 million for fiscal 2013.

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

The operating results for the medical equipment segment increased from income of $140,000 in fiscal 2013 to income of $469,000 in fiscal 2014. This increase was attributable most significantly to the fact that costs decreased by a greater amount than the revenues decreased.

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

FONAR CORPORATION AND SUBSIDIARIES

Discussion of Operating Results of Physician and Diagnostic Services Management Segment.

Fiscal 2014 Compared to Fiscal 2013

Revenues attributable to the Company's physician and diagnostic services management segment, HMCA, increased by 65.2% to $56.5 million in fiscal 2014 from $34.3 million in fiscal 2013. The increase in revenues was primarily due to 14 additional scanning facilities acquired in March, 2013, which resulted in the recognition of $35.9 million in revenues from the acquired company, including $13.9 million of patient fees (net of contractual allowances and discounts less provision for bad debts) from patient and third party payors recognized by four of the facilities in Florida.

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

For the fiscal year 2014 the Company recorded an income tax benefit of $2.3 million compared with $2.2 million for 2013. The Income tax benefit is attributable to the income tax benefits associated with the increase in the deferred tax asset for the years then ended. The Company has recorded a deferred tax asset of $5.7 million as of June 30, 2014 relating to the tax benefits primarily related to net operating loss carry forwards available to be offset in the future.

Revenue from service and repair fees decreased from $11.0 million in fiscal 2013 to $10.2 million in fiscal 2014.

FONAR CORPORATION AND SUBSIDIARIES

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

Certain third-party payors have proposed and implemented changes in the methods and rates of reimbursement that have had the effect of substantially decreasing reimbursement for diagnostic imaging services that HMCA’s clients provide. To the extent reimbursement from third-party payors is reduced, it will likely have an adverse impact on the rates they pay us, as they would need to reduce the management fees they pay HMCA to offset such decreased reimbursement rates. Furthermore, many commercial health care insurance arrangements are changing, so that individuals bear greater financial responsibility through high deductible plans, co-insurance and higher co-payments, which may result in patients delaying or foregoing medical procedures. More frequently, however, patients are scanned and we experience difficulty in collecting deductibles and co-payments. We expect that any further changes to the rates or methods of reimbursement for services, which reduce the reimbursement per scan of our clients may partially offset the increases in scan volume we are working to achieve for our clients, and indirectly will result in a decline in our revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, and cash equivalents decreased by 5% from $10.0 million at June 30, 2014 to $9.4 million at June 30, 2015.

FONAR CORPORATION AND SUBSIDIARIES

Cash provided by operating activities for fiscal 2015 approximated $13.3 million. Cash provided by operating activities was attributable to the net income of $15.4 million, depreciation and amortization of $3.5 million, which was offset by the deferred income tax benefit of $2.8 million and the increase in accounts, medical and management fee receivables of $4.3 million.

Cash used in investing activities for fiscal 2015 approximated $271,000. The use of cash from investing activities was attributable to purchases of property and equipment of $131,000, and costs of patents of $140,000.

Cash used by financing activities for fiscal 2015 approximated $13.5 million. The principal uses of cash in financing activities included the repayment of loans and capital lease obligations of $2.8 million, distributions to non-controlling interests of $4.6 million, a buyout of non-controlling interest of $5.0 million and a redemption of non-controlling interests of $1.1 million.

Total liabilities decreased by 16.8% during fiscal 2015, from approximately $30.9 million at June 30, 2014 to approximately $25.7 million at June 30, 2015.

As at June 30, 2015, our obligations included approximately $5.0 million in various state sales taxes, inclusive of penalties and interest. The Company will attempt to obtain a reduction of penalties in negotiating final settlements.

At June 30, 2015, we had working capital of approximately $24.8 million as compared to working capital of $21.9 million at June 30, 2014, and stockholders’ equity of $50.8 million at June 30, 2015 as compared to stockholders’ equity of $45.9 million at June 30, 2014. For the year ended June 30, 2015, we realized a net income of $15.4 million.

Our principal sources of liquidity are derived from revenues.

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

Our business plan also calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from our installed base of scanners were $10.2 million for the year ended June 30, 2014 and $9.7 million for the year ended June 30, 2015.

In order to promote profitability and to reduce demands on our cash and other liquid reserves, we maintain an aggressive program of cost cutting. Previously, these measures included consolidating HMCA’s office space with Fonar’s office space and reducing the size of our workforce, compensation and benefits. We continue to reduce and contain expenses across the board. The cost reductions are intended to enable us to withstand periods of low volumes of MRI scanner sales, by keeping expenditures at levels which can be supported by service revenues and HMCA revenues.

Current economic credit conditions have contributed to a slower than optimal business environment. Given liquidity and credit constraints in the markets, our business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known.

Revenues from HMCA have been the principal reason for our profitability, and we have so far been able to maintain and increase such revenues by increasing the number of scans being performed by the sites we manage and those we own, notwithstanding reductions in reimbursement rates from third party payors. The likelihood and effect of any subsequent reductions is not fully known.

Capital expenditures for fiscal 2015 approximated $271,000. Capitalized patent costs were approximately $140,000. Purchases of property and equipment were approximately $131,000.

FONAR CORPORATION AND SUBSIDIARIES

Fonar has not committed to making capital expenditures in the 2016 fiscal year.

The Company believes that its business plan has been responsible for the past three consecutive fiscal years of profitability (fiscal 2015, fiscal 2014 and fiscal 2013) and that its capital resources will be adequate to support operations at current levels through June 30, 2016.

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

ITEM 8.

FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	39

CONSOLIDATED BALANCE SHEETS
At June 30, 2015 and 2014	40

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended June 30, 2015, 2014 and 2013	43

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2015, 2014 and 2013	45

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2015, 2014 and 2013	48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders of

FONAR Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FONAR Corporation and Subsidiaries as of June 30, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FONAR Corporation and Subsidiaries internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992 and our report dated September 29, 2015 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

/s/ Marcum LLP

Marcum LLP

New York, New York

September 29, 2015

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2015	2014
Current Assets:
Cash and cash equivalents	$9,448,798	$9,951,736
Accounts receivable – net of allowances for doubtful accounts of $362,362 and $257,362 at June 30, 2015 and 2014, respectively	3,790,981	4,450,125
Medical receivables –net of allowances for doubtful accounts of $15,459,156 and $14,032,067 at June 30, 2015 and 2014, respectively	9,082,319	8,807,856
Management and other fees receivable – net of allowances for doubtful accounts of $13,271,651 and $10,901,619 at June 30, 2015 and 2014, respectively	14,057,962	11,970,388
Management and other fees receivable – related party medical practices – net of allowances for doubtful accounts of $403,047 at June 30, 2015 and 2014	3,507,204	3,426,982
Costs and estimated earnings in excess of billings on uncompleted contracts	681,660	759,809
Inventories	2,191,849	2,443,536
Prepaid expenses and other current assets	860,040	1,011,358

Total Current Assets	43,620,813	42,821,790
Deferred income tax asset	8,423,306	5,740,287
Property and Equipment – Net	12,901,195	15,029,729
Goodwill	1,767,098	1,767,098
Other Intangible Assets – Net	8,950,160	10,508,843
Other Assets	829,505	922,096
Total Assets	$76,492,077	$76,789,843

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES

	June 30,
	2015	2014
Current Liabilities:
Current portion of long-term debt and capital leases	$2,490,146	$2,890,816
Accounts payable	1,782,442	2,481,997
Other current liabilities	8,252,633	8,750,286
Unearned revenue on service contracts	4,187,401	4,730,962
Customer deposits	1,937,813	1,926,813
Billings in excess of costs and estimated earnings on uncompleted contracts	142,217	142,217
Total Current Liabilities	18,792,652	20,923,091
Long-Term Liabilities:
Deferred income tax liability	510,492	583,990
Due to related party medical practices	236,920	234,581
Long-term debt and capital leases, less current portion	5,699,302	8,481,830
Other liabilities	469,198	659,759
Total Long-Term Liabilities	6,915,912	9,960,160
Total Liabilities	25,708,564	30,883,251

Commitments, Contingencies and Other Matters

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

STOCKHOLDERS' EQUITY

	June 30,
	2015	2014
Stockholders' Equity:
Class A non-voting preferred stock $.0001 par value; 453,000 shares authorized at June 30, 2015 and 2014, 313,438 issued and outstanding at June 30, 2015 and 2014	$31	$31
Preferred stock $.001 par value; 567,000 shares authorized at June 30, 2015 and 2014, issued and outstanding – none	—	—
Common stock $.0001 par value; 8,500,000 shares authorized at June 30, 2015 and 2014, 6,062,483 and 6,057,483 issued at June 30, 2015 and 2014, respectively; 6,050,840 and 6,045,840 outstanding at June 30, 2015 and 2014, respectively	607	606
Class B convertible common stock (10 votes per share) $.0001 par value; 227,000 shares authorized at June 30, 2015 and 2014, 146 issued and outstanding at June 30, 2015 and 2014	—	—
Class C common stock (25 votes per share) $.0001 par value; 567,000 shares authorized at June 30, 2015 and 2014, 382,513 issued and outstanding at June 30, 2015 and 2014	38	38
Paid-in capital in excess of par value	175,447,586	175,284,437
Accumulated deficit	(136,348,635)	(149,259,286)
Notes receivable from employee stockholders	(31,495)	(38,828)
Treasury stock, at cost – 11,643 shares of common stock at June 30, 2015 and 2014	(675,390)	(675,390)
Total Fonar Corporation’s Stockholders’ Equity	38,392,742	25,311,608
Noncontrolling interests	12,390,771	20,594,984
Total Stockholders' Equity	50,783,513	45,906,592
Total Liabilities and Stockholders' Equity	$76,492,077	$76,789,843

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended June 30,
	2015	2014	2013
Revenues
Product sales – net	$1,820,979	$1,877,932	$3,939,140
Service and repair fees – net	9,549,316	10,082,631	10,841,935
Service and repair fees – related parties – net	110,000	110,000	110,000
Patient fee revenue, net of contractual allowances and discounts	28,153,598	24,307,192	7,481,865
Provision for bad debts for patient fee	(12,770,249)	(10,333,082)	(2,584,669)
Management and other fees – net	34,805,627	34,839,969	21,493,599
Management and other fees – related party medical practices – net	7,381,725	7,620,835	7,859,944
Total Revenues – Net	69,050,996	68,505,477	49,141,814
Costs and Expenses
Costs related to product sales	1,882,230	1,067,120	3,656,635
Costs related to service and repair fees	2,189,373	2,496,985	3,213,420
Costs related to service and repair fees – related parties	25,220	27,242	32,603
Costs related to patient fee revenue	7,939,524	7,670,484	2,704,758
Costs related to management and other fees	20,970,116	20,851,065	12,998,243
Costs related to management and other fees – related party medical practices	5,397,818	5,134,553	3,515,706
Research and development	1,812,398	1,760,821	1,438,560
Selling, general and administrative, inclusive of compensatory element of stock issuances of $53,200, $223,000 and $415,021 for the years ended June 30, 2015, 2014 and 2013, respectively	13,459,408	15,388,239	12,501,621
Provision for bad debts	2,475,032	1,806,299	1,544,521
Total Costs and Expenses	56,151,119	56,202,808	41,606,067
Income from Operations	12,899,877	12,302,669	7,535,747
Other Income and (Expenses):
Interest expense	(702,095)	(884,541)	(500,362)
Investment income	225,270	238,928	217,598
Other income (expense) – net	394,810	(608,599)	725,488
Income before benefit for income taxes and noncontrolling interests	12,817,862	11,048,457	7,978,471
Benefit for Income Taxes	2,612,521	2,348,312	2,277,891
Net Income before noncontrolling interests	$15,430,383	$13,396,769	$10,256,362
Net Income – Noncontrolling Interests	(2,519,732)	(3,000,639)	(1,577,820)
Net Income – Attributable to FONAR	$12,910,651	$10,396,130	$8,678,542

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

	For the Years Ended June 30,
	2015	2014	2013
Net Income Available to Common Stockholders	$12,071,670	$9,720,030	$8,107,367
Net Income Available to Class A Non-Voting Preferred Stockholders	$625,309	$503,911	$425,708
Net Income Available to Class C Common Stockholders	$213,672	$172,189	$145,467
Basic Net Income Per Common Share Available to Common Stockholders	$2.00	$1.62	$1.37
Diluted Net Income Per Common Share Available to Common Stockholders	$1.95	$1.58	$1.34
Basic and Diluted Income Per Share – Common C	$0.56	$0.45	$0.38
Weighted Average Basic Shares Outstanding – Common Stockholders	6,050,632	6,009,822	5,933,318
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,178,136	6,137,326	6,060,822
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	382,513	382,513	382,513

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED JUNE 30, 2015, 2014 AND 2013

	Class A Non-Voting Preferred	Common Shares	Stock Amount	Class C Common Stock
Balance - June 30, 2012	$31	5,901,262	$590	$38
Net income	—	—	—	—
Stock issued to employees under stock bonus plans	—	67,870	8	—
Payments on notes receivable from employee stockholders	—	—	—	—
Buyout of noncontrolling interests	—	—	—	—
Redemption of noncontrolling interests	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—
Proceeds from noncontrolling interest	—	—	—	—
Balance - June 30, 2013	$31	5,969,132	$598	$38
Net income	—	—	—	—
Stock issued to employees under stock bonus plans	—	21,443	2	—
Payments on notes receivable from employee stockholders	—	—	—	—
Issuance of stock for goods and services	—	45,265	5	—
Redemption of noncontrolling interests	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—
Stock option exercised	—	10,000	1	—
Balance - June 30, 2014	$31	6,045,840	$606	$38
Net income	—	—	—	—
Stock issued to employees under stock bonus plans	—	5,000	1	—
Payments on notes receivable from employee stockholders	—	—	—	—
Issuance of stock for goods and services	—	—	—	—
Redemption of noncontrolling interests	—	—	—	—
Buyout of noncontrolling interests	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—
Balance - June 30, 2015	$31	6,050,840	$607	$38

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED JUNE 30, 2015, 2014 AND 2013

	Paid-in Capital in Excess of Par Value	Accumulated Deficit	Notes Receivable From Employee Stockholders
Balance - June 30, 2012	$174,084,007	$(168,333,958)	$(70,813)
Net income	—	8,678,542	—
Stock issued to employees under stock bonus plans	415,013	—	—
Payments on notes receivable from employee stockholders	—	—	15,993
Buyout of noncontrolling interests	—	—	—
Redemption of noncontrolling interests	—	—	—
Distributions to noncontrolling interests	—	—	—
Proceeds from noncontrolling interest	—	—	—
Balance - June 30, 2013	$174,499,020	$(159,655,416)	$(54,820)
Net income	—	10,396,130	—
Stock issued to employees under stock bonus plans	222,998	—	—
Payments on notes receivable from employee stockholders	—	—	15,992
Issuance of stock for goods and services	531,820	—	—
Redemption of noncontrolling interests	—	—	—
Distributions to noncontrolling interests	—	—	—
Stock option exercised	30,599	—	—
Balance - June 30, 2014	$175,284,437	$(149,259,286)	$(38,828)
Net income	—	12,910,651	—
Stock issued to employees under stock bonus plans	53,199	—	—
Payments on notes receivable from employee stockholders	—	—	7,333
Issuance of stock for goods and services	109,950	—	—
Redemption of noncontrolling interests	—	—	—
Buyout of noncontrolling interests	—		—
Distributions to noncontrolling interests	—	—	—
Balance - June 30, 2015	$175,447,586	$(136,348,635)	$(31,495)

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

	Treasury Stock	Noncontrolling Interests	Total
Balance - June 30, 2012	$(675,390)	$6,096,560	$11,101,065
Net income	—	1,577,820	10,256,362
Stock issued to employees under stock bonus plans	—	—	415,021
Payments on notes receivable from employee stockholders	—	—	15,993
Buyout of noncontrolling interests	—	(564,315)	(564,315)
Redemption of noncontrolling interests	—	(1,424,900)	(1,424,900)
Distributions to noncontrolling interests	—	(1,799,950)	(1,799,950)
Proceeds from noncontrolling interest	—	19,800,000	19,800,000
Balance - June 30, 2013	$(675,390)	$23,685,215	$37,799,276
Net income	—	3,000,639	13,396,769
Stock issued to employees under stock bonus plans	—	—	223,000
Payments on notes receivable from employee stockholders	—	—	15,992
Issuance of stock for goods and services	—		531,825
Redemption of noncontrolling interests	—	(1,125,100)	(1,125,100)
Distributions to noncontrolling interests	—	(4,965,770)	(4,965,770)
Stock option exercised	—	—	30,600
Balance - June 30, 2014	$(675,390)	$20,594,984	$45,906,592
Net income	—	2,519,732	15,430,383
Stock issued to employees under stock bonus plans	—	—	53,200
Payments on notes receivable from employee stockholders	—	—	7,333
Issuance of stock for goods and services	—	—	109,950
Redemption of noncontrolling interests	—	(1,125,000)	(1,125,000)
Buyout of noncontrolling interests		(4,971,094)	(4,971,094)
Distributions to noncontrolling interests	—	(4,627,851)	(4,627,851)
Balance - June 30, 2015	$(675,390)	$12,390,771	$50,783,513

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,430,383	$13,396,769	$10,256,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,544,470	3,817,205	2,421,177
Abandoned patents or software written off	413,589	250,523	66,619
Provision for bad debts	2,475,032	1,806,299	1,544,521
Deferred income tax benefit – net	(2,756,517)	(2,682,405)	(2,473,892)
Gain on sale of equipment	—	—	(557,473)
Loss on disposition of equipment	—	657,350	—
Gain on litigation settlement	—	—	(755,500)
Impairment on management agreement	—	—	357,500
Compensatory element of stock issuances	53,200	223,000	415,021
Gain on extinguishment of debt	(394,797)	—	—
Stock issued for costs and expenses	109,950	531,825	—
Stock option exercised	—	30,600	—
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivables	(4,258,147)	(4,044,002)	(3,717,440)
Notes receivable	135,592	95,623	120,976
Costs and estimated earnings in excess of billings on uncompleted contracts	78,149	(314,067)	682,854
Inventories	251,687	(366,448)	117,861
Prepaid expenses and other current assets	67,192	46,967	(698,284)
Other assets	41,125	131,811	(204,037)
Increase (decrease) in operating liabilities, net:
Accounts payable	(699,555)	(270,482)	628,033
Other current liabilities	(1,041,214)	295,219	(414,402)
Customer advances	11,000	68,943	(567,914)
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	142,217
Other liabilities	(190,561)	(268,261)	253,559
Due to related party medical practices	2,339	3,955	1,885
Income tax payable	—	(19,501)	(80,499)
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,272,917	13,390,923	7,539,144

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
CASH FLOWS FROM INVESTING ACTIVITIES:	2015	2014	2013
Purchases of property and equipment	(131,308)	(620,697)	(1,135,382)
Cost of acquisition	—	—	(40,000,000)
Cost of patents	(139,534)	(214,211)	(159,907)
NET CASH USED IN INVESTING ACTIVITIES	(270,842)	(834,908)	(41,295,289)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	—	—	14,689,646
Proceeds from sale of equipment	—	—	700,000
Proceeds from noncontrolling interests	—	—	19,800,000
Repayment of borrowings and capital lease obligations	(2,788,401)	(4,400,128)	(1,821,617)
Repayment of notes receivable from employee stockholders	7,333	15,992	15,993
Distributions to noncontrolling interests	(4,627,851)	(4,965,770)	(1,799,950)
Redemption of noncontrolling interests	(1,125,000)	(1,125,100)	(1,424,900)
Buyout of noncontrolling interest	(4,971,094)	—	(564,315)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(13,505,013)	(10,475,006)	29,594,857
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(502,938)	2,081,009	(4,161,288)
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	9,951,736	7,870,727	12,032,015
CASH AND CASH EQUIVALENTS – END OF YEAR	$9,448,798	$9,951,736	$7,870,727

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015, 2014 and 2013

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

On March 5, 2013, the Company acquired a majority interest in a newly formed limited liability company, Health Diagnostics Management LLC (HDM), a business managing 12 Stand-Up MRI centers and 2 other scanning centers located in Florida and New York for a total cost of $40 million. HDM has a perpetual existence. See Note 9

During May 2011, HMCA contributed all of its assets together with its liabilities to a newly formed limited liability company, Imperial Management Services, LLC (“Imperial”), which has a perpetual existence. As of June 30, 2015, Imperial manages 11 diagnostic imaging facilities which are located in the states of New York and Florida.

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

JUNE 30, 2015, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment procured in the normal course of business is stated at cost. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is being depreciated for financial accounting purposes using the straight-line method over their estimated useful lives. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Maintenance and repair expenses totaled approximately $1,200,000, $1,037,000 and $598,000 for the years ended June 30, 2015, 2014 and 2013, respectively. The estimated useful lives in years are generally as follows:

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

JUNE 30, 2015, 2014 and 2013

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

3) Non-Competition Agreements

The non-competition agreements are being amortized on the straight line basis over the length of the agreement (7 years).

4) Customer Relationships

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

JUNE 30, 2015, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Revenue from sales of other items is recognized upon shipment.

Revenue under management contracts is recognized based upon contractual agreements for management services rendered by the Company primarily under various long-term agreements with various medical providers (the "PCs"). As of June 30, 2015, the Company has twenty management agreements of which three are with PC’s owned by Raymond V. Damadian, M.D., President and Chairman of the Board of FONAR (“the Related medical practices”) and seventeen are with PC’s, which are all located in the state of New York (“the New York PC’s”), owned by two unrelated radiologists. The contractual fees for services rendered to the PCs consists of fixed monthly fees per diagnostic imaging facility ranging from approximately $100,000 to $242,000. All fees are re-negotiable at the anniversary of the agreements and each year thereafter. Revenue under lease contracts is recognized based upon contractual agreements for the leasing of medical equipment primarily under long term contracts to various unrelated PC’s. The lease fee for the medical equipment consists of a fixed monthly fee of $2,000. All fees are re-negotiable at the anniversary of the agreements and each year thereafter.

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

The Company’s patient fee revenues, net of contractual allowances and discounts less the provision for bad debts for the years ended June 30, 2015, 2014 and 2013 are summarized in the following table.

	For the Year Ended June 30,
	2015	2014	2013
Commercial Insurance/ Managed Care	$4,398,589	$4,217,088	$1,360,536
Medicare/Medicaid	1,187,690	1,443,020	541,602
Workers' Compensation/Personal Injury	15,978,243	13,369,956	3,597,416
Other	6,589,076	5,277,128	1,982,311
Patient Fee Revenue, net of contractual allowances and discounts	28,153,598	24,307,192	7,481,865
Provision for Bad Debts	(12,770,249)	(10,333,082)	(2,584,669)
Net Patient Fee for Revenue	$15,383,349	$13,974,110	$4,897,196

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

JUNE 30, 2015, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development Costs

Research and development costs are charged to expense as incurred. The costs of equipment that are acquired or constructed for research and development activities, and have alternative future uses (either in research and development, marketing or production), are classified as property and equipment and depreciated over their estimated useful lives.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense approximated $894,000, $889,000 and $835,000 for the years ended June 30, 2015, 2014 and 2013, respectively.

Shipping Costs

The Company’s shipping and handling costs are included in revenue from product sales and the related expense included in costs related to product sales is $9,293, $1,885 and $5,838 for the years ended June 30, 2015, 2014 and 2013, respectively.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Customer Advances

Cash advances and progress payments received on sales orders are reflected as customer advances until such time as revenue recognition occurs.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class Method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the years ended June 30, 2015, 2014 and 2013.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the years ended June 30, 2015, 2014 and 2013, diluted EPS for common shareholders includes 127,504 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015, 2014 and 2013

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

	June 30, 2015
Basic	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$12,910,651	$12,071,670	$213,672
Denominator:
Weighted average shares outstanding	6,050,632	6,050,632	382,513
Basic income per common share	$2.13	$2.00	$0.56
Diluted
Denominator:
Weighted average shares outstanding		6,050,632	382,513
Class C Common Stock		127,504	—
Total Denominator for diluted earnings per share		6,178,136	382,513
Diluted income per common share		$1.95	$0.56

	June 30, 2014
Basic	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$10,396,130	$9,720,030	$172,189
Denominator:
Weighted average shares outstanding	6,009,822	6,009,822	382,513
Basic income per common share	$1.73	$1.62	$0.45
Diluted
Denominator:
Weighted average shares outstanding		6,009,822	382,513
Class C Common Stock		127,504	—
Total Denominator for diluted earnings per share		6,137,326	382,513
Diluted income per common share		$1.58	$0.45

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015, 2014 and 2013

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

	June 30, 2013
Basic	Total	Common Stock	Class C Common Stock
Numerator:
Net income Available to common stockholders	$8,678,542	$8,107,367	$145,467
Denominator:
Weighted average shares outstanding	5,933,318	5,933,318	382,513
Basic income per common share	$1.46	$1.37	$0.38
Diluted
Denominator:
Weighted average shares outstanding		5,933,318	382,513
Class C Common Stock		127,504	—
Total Denominator for diluted earnings per share		6,060,822	382,513
Diluted income per common share		$1.34	$0.38

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Cash: The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits throughout the year. At June 30, 2015, the Company had cash on deposit of approximately $7,038,000 in excess of federally insured limits of $250,000.

Related Parties: Net revenues from related parties accounted for approximately 11%, 11% and 16% of the consolidated net revenues for the years ended June 30, 2015, 2014 and 2013, respectively. Net management fee receivables from the related party medical practices accounted for approximately 12%, 12% and 9% of the consolidated accounts receivable for the years ended June 30, 2015, 2014 and 2013, respectively.

See Note 3 regarding the Company’s concentrations in the healthcare industry.

Fair Value of Financial Instruments

The financial statements include various estimated fair value information at June 30, 2015 and 2014, as required by ASC topic 820, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015, 2014 and 2013

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

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within the reporting period and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. It is effective for annual reporting periods beginning after December 15, 2016. The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of June 30, 2015 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2015 or 2014, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported net income for any periods presented.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015, 2014 and 2013

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 54%, 50% and 41%, respectively, of the PCs’ 2015, 2014 and 2013 net revenues were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related party medical practices accounted for approximately 11%, 11% and 16%, of the consolidated net revenues for the years ended June 30, 2015, 2014 and 2013, respectively.

Tallahassee Magnetic Resonance Imaging, PA, Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, PA (all related party medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015, 2014 and 2013

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (Continued)

Management and Other Fees Receivable (Continued)

The following table sets forth the number of our facilities for the years ended June 30, 2015, 2014 and 2013.

	For The Year Ended June 30,
	2015	2014	2013
Total Facilities Owned or Managed (at Beginning of Year)	24	24	11
Facilities Added by:
Acquisition	—	—	14
Internal development	—	1	—
Managed Facilities Closed	—	(1)	(1)
Total Facilities Owned or Managed (at End of Year)	24	24	24

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information relating to uncompleted contracts as of June 30, 2015 and 2014 is as follows:

	As of June 30,
	2015	2014
Costs incurred on uncompleted contracts	$1,861,350	$1,884,984
Estimated earnings	1,371,093	1,745,608
	3,232,443	3,630,592
Less: Billings to date	2,693,000	3,013,000
	$539,443	$617,592

Included in the accompanying consolidated balance sheets under the following captions:

	As of June 30,
	2015	2014
Costs and estimated earnings in excess of billings on uncompleted contracts	$681,660	$759,809
Less: Billings in excess of costs and estimated earnings on uncompleted contracts	142,217	142,217
	$539,443	$617,592

NOTE 5 – INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

	As of June 30,
	2015	2014
Purchased parts, components and supplies	$2,043,411	$2,093,671
Work-in-process	148,438	349,865
	$2,191,849	$2,443,536

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015, 2014 and 2013

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2015 and 2014, is comprised of:

	As of June 30,
	2015	2014
Diagnostic equipment under capital leases	$620,307	$620,307
Diagnostic equipment	17,396,797	17,396,797
Research, development and demonstration equipment	3,580,224	3,510,224
Machinery and equipment	2,069,055	2,069,055
Furniture and fixtures	2,550,627	2,550,627
Leasehold improvements	4,502,915	5,593,148
Building	939,614	939,614
	31,659,539	32,679,772
Less: Accumulated depreciation and amortization	18,758,344	17,650,043
	$12,901,195	$15,029,729

Depreciation and amortization of property and equipment for the years ended June 30, 2015, 2014 and 2013 was $2,259,842, $2,458,113 and $1,554,458, respectively.

Depreciation and amortization of diagnostic equipment under capital leases for the years ended June 30, 2015, 2014 and 2013 was $0, $95,026 and $248,123, respectively. Accumulated depreciation and amortization of diagnostic equipment under capital leases was $620,307, $620,307 and $525,281 for the years ended June 30, 2015, 2014 and 2013, respectively.

During the year ended June 30, 2015, the Company has retired assets that were fully depreciated with a cost and accumulated depreciation basis of $1,151,541.

NOTE 7 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2015 and 2014 are comprised of:

	As of June 30,
	2015	2014
Capitalized software development costs	$7,004,847	$7,418,436
Patents and copyrights	4,547,545	4,408,011
Non-competition agreements	4,100,000	4,100,000
Customer relationships	3,800,000	3,800,000
	19,452,392	19,726,447
Less: Accumulated amortization	10,502,232	9,217,604
	$8,950,160	$10,508,843

Information related to the above intangible assets for the years ended June 30, 2015, 2014 and 2013 is as follows:

	As of June 30,
	2015	2014	2013
Balance – Beginning of Year	$10,508,843	$11,904,248	$3,835,179
Amounts capitalized	139,534	214,211	9,359,907
Abandon software or patents written off	(413,589)	(250,523)	(66,619)
Impairment of management agreement	—	—	(357,500)
Amortization	(1,284,628)	(1,359,093)	(866,719)
Balance – End of Year	$8,950,160	$10,508,843	$11,904,248

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015, 2014 and 2013

NOTE 7 - OTHER INTANGIBLE ASSETS (Continued)

Amortization of patents and copyrights for the years ended June 30, 2015, 2014 and 2013 amounted to $183,272, $178,836 and $168,631, respectively.

Amortization of capitalized software development costs for the years ended June 30, 2015, 2014 and 2013 was $325,642, $407,876 and $335,350, respectively.

Amortization of management agreement for the years ended June 30, 2015, 2014 and 2013 amounted to $0, $0 and $100,833, respectively.

Amortization of non-competition agreements for the years ended June 30, 2015, 2014 and 2013 amounted to $585,714, $585,714 and $195,238, respectively.

Amortization of customer relationships for the years ended June 30, 2015, 2014 and 2013 amounted to $190,000, $186,667 and $66,667, respectively.

The estimated amortization of other intangible assets for the five years ending June 30, 2020 and thereafter is as follows:

For the Years Ending June 30,	Total	Patents and Copyrights	Capitalized Software Development Costs	Non- competition	Customer Relation-ships
2016	$1,262,929	$195,404	$291,811	$585,714	$190,000
2017	1,246,672	210,958	260,000	585,714	190,000
2018	1,169,983	220,936	173,333	585,714	190,000
2019	1,002,736	227,022	—	585,714	190,000
2020	797,458	216,981	—	390,477	190,000
Thereafter	3,470,382	1,063,715	—	—	2,406,667
	$8,950,160	$2,135,016	$725,144	$2,733,333	$3,356,667

The weighted average amortization period for other intangible assets is 10.9 years and they have no expected residual value.

NOTE 8 - CAPITAL STOCK

Common Stock

Cash dividends payable on the common stock shall, in all cases, be on a per share basis, one hundred twenty percent (120%) of the cash dividend payable on shares of Class B common stock and three hundred sixty percent (360%) of the cash dividend payable on a share of Class C common stock.

Class B Common Stock

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. There were 146, 146 and 146 of such shares outstanding at June 30, 2015, 2014 and 2013, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015, 2014 and 2013

NOTE 8 - CAPITAL STOCK (Continued)

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

Stock Bonus Plans

On April 23, 2010, the Board approved the 2010 Stock Bonus Plan. The plan entitles the Company to reserve 2,000,000 shares of common stock. On August 10, 2010, the Company filed Form S-8 to register the 2,000,000 shares. As of June 30, 2015, 953,367 shares of common stock of FONAR were available for future grant under this plan. For the years ended June 30, 2015, 2014 and 2013, 5,000, 46,708 and 67,870 shares were issued, respectively.

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

JUNE 30, 2015, 2014 and 2013

NOTE 8 - CAPITAL STOCK (Continued)

Options (Continued)

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

FONAR’s 2005 Incentive Stock Option Plan (the “FONAR 2005 Plan”), adopted on February 16, 2005,is intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue Code of 1954, as amended. The FONAR 2005 Plan permits the issuance of stock options covering an aggregate of 80,000 shares of common stock of FONAR. The options have an exercise price equal to the fair value of the underlying stock on the date the option is granted, are non-transferable, are exercisable for a period not exceeding ten years, and expire upon the voluntary termination of employment. The FONAR 2005 Plan terminated on February 14, 2015 and no options remain outstanding.

Stock option activity and weighted average exercise prices under these plans and grants for the year ended June 30, 2015, 2014 and 2013 was as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2012	14,022	27.76	—
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	(7,412)	26.65
Outstanding, June 30, 2013	6,610	29.00	—
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	(6,610)	29.00	—
Outstanding, June 30, 2014	—	—	—
Outstanding, June 30, 2015	—	—	—
Exercisable at:
June 30, 2013	6,610	$29.00
June 30, 2014	—	$—
June 30, 2015	—	$—

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015, 2014 and 2013

NOTE 9 – CONTROLLING AND NONCONTROLLING INTERESTS

On February 13, 2013 the Company entered into an agreement with outside investors to acquire a 50.5% controlling interest in a newly formed limited liability company, Health Diagnostics Management LLC (HDM). According to the February 13, 2013 LLC operating agreement of HDM there are two classes of members; Class A members and one Class B member. The Class A members have an ownership interest of 49.5% of HDM. The Class B member (HMCA) has an ownership of 50.5% of HDM. On all matters on which members may vote every member is entitled to cast the percentage of votes equal to their percentage of ownership interest. Profits and losses on all items of income, gain or loss, deductions or other allocations of the Company will be allocated among the members in the same proportions as their membership interests in the Company bear to all the Class A and Class B membership interests of the Company in the aggregate outstanding. All of the depreciation and amortization of the assets of the Company will be allocated solely to the Class A members, unless and until their interests have been redeemed by the Company in full pursuant to the provisions of the operating agreement. During March 2013 the Company contributed $20,200,000 to HDM and the group of outside investors contributed $19,800,000 for its non-controlling membership interest.

On March 5, 2013 HDM purchased from Health Diagnostics, LLC (“HD”) and certain of its subsidiaries, a business managing twelve (12) Stand-Up MRI Centers and two (2) other scanning centers located in the States of New York and Florida for a total purchase price (including consideration of $1.5 million to outside investors) aggregating $35.9 million. Concurrently with the acquisition, HDM entered into several consulting and non-competition agreements for a consideration of $4.1 million. The acquisition was accounted for using the purchase method in accordance with ASC 805, “Business Combinations”. The Company recognized and measured goodwill as of the acquisition date, as the excess of the fair value of the consideration paid over the fair value of the identified net assets acquired.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015, 2014 and 2013

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

Year ended June 30, 2013
Total Revenues – Net	69,723,542
Net Income - Controlling Interests	17,442,337
Net Income Available to Common Stockholders	16,294,377
Net Income Available to Class A Non-Voting Preferred Stockholders	855,597
Net Income Available to Class C Common Stockholders	292,363
Basic Net Income Per Common Share Available to Common Stockholders	2.75
Diluted Net Income Per Common Share Available to Common Stockholders	2.69
Basic and Diluted Income Per Share - Common C	0.76
Weighted Average Basic Shares Outstanding	5,933,318
Weighted Average Diluted Shares Outstanding	6,060,822
Weighted Average Basic and Diluted Shares Outstanding - Class C Common	382,513

HDM’s total net revenues and income from operations for the period from the acquisition date (March 5, 2013) to June 30, 2013 was $14,834,143 and $1,958,714, respectively.

On January 8, 2015, the Company purchased 20% of the Class A members ownership interest at a cost of $4,971,094. The Company has a 60.4% ownership interest in HDM after this transaction.

Amount of each class of HDM members’ equity as of June 30, 2015, 2014 and 2013

	June 30, 2015		June 30, 2014		June 30, 2013
	Class A Members	Class B Member	Class A Members	Class B Member	Class A Members	Class B Member
Opening Members’ Equity	$17,659,698	$21,113,266	$19,526,475	$20,763,830	$—	$—
Share of Net Income	1,988,915	5,704,999	2,266,473	4,566,186	543,225	1,397,080
Contributions	—	—	—	—	19,800,000	20,200,000
Buyout	(4,971,094)	—	—	—	—	—
Distributions	(3,925,350)	(4,774,644)	(4,133,250)	(4,216,750)	(816,750)	(833,250)
Ending Members’ Equity	$10,752,169	$22,043,621	$17,659,698	$21,113,266	$19,526,475	$20,763,830

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015, 2014 and 2013

NOTE 9 – CONTROLLING AND NONCONTROLLNG INTERESTS (Continued)

On May 2, 2011, the Company completed a private placement of equity and succeeded in raising $6,000,000. The offering consisted of Preferred Class A membership interests in a newly formed limited liability company, Imperial Management Services, LLC (“Imperial”). The Class B membership interests in Imperial, all of which were retained by the Company’s subsidiary, HMCA, hold a 75% equity interest in Imperial. The Class A membership interests are entitled to receive a dividend of 18% per annum of their cash capital contribution of $6,000,000. HMCA contributed all of its assets, together with its liabilities, to Imperial as HMCA’s capital contribution. The Imperial operating agreement provides for the Class A members to receive priority distributions until their original capital contributions are returned. Dividends are payable quarterly beginning August 1, 2011. On May 1, 2015, May 1, 2014 and on May 1, 2013, the Company returned a portion of the Class A Members capital contribution in the amount of $1,125,000, $1,125,100 and $1,424,900, respectively. As of June 30, 2015, the Company’s subsidiary, HMCA, now owns approximately 96% interest in Imperial Management Services.

Amount of each class of Imperial members’ equity as of June 30, 2015, 2014 and 2013

	June 30, 2015		June 30, 2014		June 30, 2013
	Class A Members	Class B Member	Class A Members	Class B Member	Class A Members	Class B Member
Opening Members’ Equity	$2,403,812	$11,079,317	$3,599,519	$7,772,781	$4,918,365	$3,824,945
Share of Net Income	405,634	3,921,129	536,913	3,306,536	959,254	3,947,836
Contributions	—	—	—	—	—	—
Distributions	(405,000)	—	(607,520)	—	(853,200)	—
Redemption	(1,125,000)	—	(1,125,100)	—	(1,424,900)	—
Ending Members’ Equity	$1,279,446	$15,000,446	$2,403,812	$11,079,317	$3,599,519	$7,772,781

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

The Company also has a 50% controlling interest in an entity which the Company consolidates, that provides management services to a diagnostic center in the New York Metropolitan area. The center began operations during January 2012. The noncontrolling interest as of June 30, 2015, 2014 and 2013 aggregated $359,157, $531,474 and $559,221, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015, 2014 and 2013

NOTE 10 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following:

	2015	2014
Note payable requiring monthly payments of interest at a rate of 7% until May 2009 followed by 240 monthly payments of $4,472 through October 2026. The loan is collateralized by a building with a net book value of $618,337 as of June 30, 2015.	$416,844	$439,983
The revolving credit note is due by March 5, 2016. The Company can prepay the loan in whole or part in multiples of $100,000 at any time without penalty. The note bears interest at a rate of 4% per annum and is payable monthly. The loan is collateralized by substantially all of the Company’s assets. The loan also contains certain financial covenants that must be met on a periodic basis. The note was paid in full September 2, 2014. The Company still has the ability to draw down on the line.	—	300,000
The term loan is payable with interest only for 6 consecutive months commencing at the inception of the loan followed by 60 consecutive monthly installments, commencing October 1, 2013. The term loan bears interest at 4.75% per annum and is payable monthly. The loan is collateralized by substantially all of the Company’s assets. The loan also contains certain financial covenants that must be met on a periodic basis.	7,149,986	9,349,994
Note payable requiring 12 consecutive interest only payments commencing at the inception of the loan followed by 48 consecutive monthly payments, commencing May 1, 2014. The note bears interest at a rate of 4.75% per annum and is payable monthly. The loan is collateralized by substantially all of the Company’s assets. The loan also contains certain financial covenants that must be met on a periodic basis.	488,499	660,911
Other (including capital leases for property and equipment).	134,119	621,758
	8,189,448	11,372,646
Less: Current portion	2,490,146	2,890,816
	$5,699,302	$8,481,830

The maturities of long-term debt over the next five years and thereafter are as follows:

Years Ending June 30,
2016	$2,490,146
2017	2,440,108
2018	2,372,514
2019	580,708
2020	32,944
Thereafter	273,028
$8,189,448

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015, 2014 and 2013

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

In accordance with ASC topic 740, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net. Penalties if incurred would be recognized as a component of “Selling, general and administrative” expenses.

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2009.

The Company has recorded a deferred tax asset of $8,423,306 and a deferred tax liability of $510,492 as of June 30, 2015, primarily relating to net operating loss carryforwards of approximately $122,926,000 available to offset future taxable income through 2034. The net operating losses begin to expire in 2019 for federal tax purposes and in 2015 for state income tax purposes.

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

Components of the current benefit for income taxes are as follows:

	Years Ended June 30,
	2015	2014	2013
Current:
Federal	$114,683	$310,000	$125,000
State	29,313	24,093	71,001
Federal deferred taxes	(2,353,124)	(2,280,044)	(2,336,454)
State deferred taxes	(403,393)	(402,361)	(137,438)
	$(2,612,521)	$(2,348,312)	$(2,277,891)

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015, 2014 and 2013

NOTE 11 - INCOME TAXES (Continued)

A reconciliation of the federal statutory income tax rate to the Company's effective tax rate as reported is as follows:

	Years Ended June 30,
	2015	2014	2013
Taxes at federal statutory rate	35.0%	34.0%	34.0%
State and local income taxes (benefit), net of federal benefit	6.0%	6.0%	6.0%
Permanent differences	0.2%	(0.9)%	0.6%
(Decrease) increase in the valuation allowance	(65.4)%	(65.5)%	(73.2)%
True ups	(3.2)%	(2.8)%	(3.0)%
Effective income tax rate	(27.4)%	(29.2)%	(35.6)%

As of June 30, 2015, the Company has net operating loss (“NOL”) carryforwards of approximately $122,926,000 that will be available to offset future taxable income. The utilization of certain of the NOLs is limited by separate return limitation year rules pursuant to Section 1502 of the Internal Revenue Code.

The Company has, for federal income tax purposes, research and development tax credit carryforwards aggregating $4,510,000. The Company also has $1,109,000 in alternative minimum tax credits.

In addition, for New York State income tax purposes, the Company has tax credit carryforwards aggregating approximately $1,133,000 which, are accounted for under the flow-through method. The tax credit carryforwards expire during the years ending June 30, 2015 to June 30, 2034.

Significant components of the Company's deferred tax assets and liabilities at June 30, 2015 and 2014 are as follows:

	June 30,
	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$6,607,107	$6,961,016
Non-deductible accruals	115,346	65,108
Net operating carryforwards	49,170,420	54,900,136
Tax credits	6,751,692	5,644,097
Property and equipment and depreciation	111,190	195,408
Inventory	1,093,401	130,822
	63,849,156	67,896,587
Valuation allowance	(55,425,850)	(62,156,300)
Total deferred tax assets	8,423,306	5,740,287
Capitalized software development costs	(510,492)	(583,990)
Total deferred tax liabilities	(510,492)	(583,990)
Net deferred tax asset	$7,912,814	$5,156,297

The valuation allowance for deferred tax assets decreased by approximately $6,730,000 during the year ended June 30, 2015 and decreased by approximately $6,392,000 during the year ended June 30, 2014.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015, 2014 and 2013

NOTE 12 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:

	June 30,
	2015	2014
Accrued salaries, commissions and payroll taxes	$991,603	$834,324
Accrued interest	117,480	117,480
Litigation accruals	521,149	664,349
Sales tax payable	2,538,340	2,665,181
Legal and other professional fees	344,060	438,730
Accounting fees	235,000	325,139
Purchase scanners	—	450,000
Self-funded health insurance reserve	510,150	298,004
Interest and penalty – sales tax	2,508,840	2,374,339
Other	486,011	582,740
	$8,252,633	$8,750,286

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases

The Company rents its operating facilities and certain equipment, pursuant to operating lease agreements expiring at various dates through November 2026. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

Future minimum operating lease commitments consisted of the following at June 30, 2015:

Year Ending June 30,	Facilities And Equipment (Operating Lease)*
2016	$3,717,939
2017	3,191,082
2018	2,722,882
2019	2,129,428
2020	1,866,277
Thereafter	8,094,188
Total minimum obligations	$21,721,796

*Includes new lease for the Company’s principal office in Melville, see subsequent events Note 20.

Rent expense for operating leases approximated $4,266,000, $4,571,000 and $4,035,000, for the years ended June 30, 2015, 2014 and 2013, respectively. The expense for the year ended June 30, 2013 included an expense for early termination of a lease of approximately $690,000.

The Company has received preliminary approval from the Suffolk County IDA on August 27, 2015 of a 50% property tax abatement, valued at $440,000, over a 10 year period commencing January 2017. Final approval from the IDA may come as soon as their next meeting on September 22, 2015.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015, 2014 and 2013

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Employee Benefit Plans

The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were no employer contributions to the Plan for the years ended June 30, 2015, 2014 and 2013.

The stockholders of the Company approved the 2000 Employee Stock Purchase Plan (“ESPP”) at the Company’s annual stockholders’ meeting in April 2000. The ESPP provides for eligible employees to acquire common stock of the Company at a discount, not to exceed 15%. This plan has not been put into effect as of June 30, 2015.

Stipulation Agreements

The Company has entered into stipulation agreements with a number of its creditors that in the aggregate total $83,966, which is included in other current liabilities on the Company’s balance sheet as of June 30, 2015. The monthly payments total $19,552.

Litigation

The Company is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such actions, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Golden Triangle Company v. Fonar Corporation et al, CV10-2933. The Plaintiff contracted with the Company to purchase a scanner, and paid $1,455,500 in advance. The scanner was never delivered, but Plaintiff never designed a site for delivery either. Alleging other damages, fraud and deceptive trade practices, Plaintiff sought up to $5,000,000. The Company made a motion to dismiss the complaint, the outcome of which left Plaintiff with only a cause of action for breach of contract. The claims against the individual officers and employees of the Company were dismissed. The Company filed its answer, together with a counterclaim alleging that the Plaintiff, by attempting to overcharge the end-customer, had damaged the Company’s reputation and ability to sell in Kuwait. The case was settled in June 2013 for $480,000 in cash and 30,000 shares of the Company’s common stock payable in installments. The Company recorded a gain of $755,500 on the statements of income for the year ended June 30, 2013.

Matt Malek Madison v. Fonar Corporation, United States District Court, Northern District of California, was commenced by plaintiff on August 27, 2007 to recover a down payment for a scanner in the amount of $300,000, with interest. The plaintiff sought costs of suit and attorney’s fees as well. The Company answered the complaint and sued the plaintiff for breach of contract in the amount of $450,000. Although down payments are usually expressly non-refundable in the Company’s quotations and agreements, in this case, the quotation contemplated the sale of four scanners, and provided that the deposit would be refundable with interest, if the customer were unable to find suitable locations in the San Francisco Bay area. The issue was whether the customer made a good faith effort to find locations; the Company’s position was that the customer did not. The case went to trial before a judge; the parties submitted post-trial briefs, and judgment was awarded to the plaintiff. The Company appealed the trial court’s decision, but on January 31, 2012, the U.S. Court of Appeals for the 9th Circuit affirmed the lower court’s decision awarding the plaintiff the $300,000 deposit with prejudgment interest from July 1, 2006. The Company sought to have the Court of Appeals reconsider the decision en banc, (by all or a larger number of the judges on the Circuit Court of Appeals), but this was not granted. Although the case has been concluded, the plaintiff has not taken any steps to collect the judgment. As of June 30, 2015 and 2014, $300,000 was included in the Company’s accrued expenses.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015, 2014 and 2013

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (Continued)

Bonutti Research v. Fonar Corporation, Health Management Corporation of America, Health Diagnostics, LLC et al, was commenced on December 2, 2011. Bonutti Research filed a patent infringement action in the U.S. District Court for the Eastern District Court of New York, alleging that Fonar’s Upright® MRI scanners infringe plaintiff’s patent which relates to the moving of a patient into the scanner. Fonar believes plaintiff’s claims are without merit and further, that the patent is invalid. The parties have settled the case for $150,000 payable by Fonar in twelve installments and certain licenses and covenants not to sue. The $150,000 has been recorded in the Company’s consolidated statements of income for the year ended June 30, 2014. As of June 30, 2015, the Company has paid the $150,000.

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

Shapiro v. Fonar Corporation, New York Supreme Court, Suffolk County. Previously, The Company and Dr. Shapiro had settled an action commenced in Nassau County under the same name. The amount remaining payable under the settlement agreement according to The Company’s records is $258,400, but the payment and timing of the payment was dependent on obtaining an order for an Upright® MRI Scanner for the Company and the making of installment payments thereunder by the customer. Briefly stated, the balance of $258,400 was and is not yet due. Dr. Shapiro claims that the Company was in breach of the settlement agreement and seeks payment of no less than $307,000 plus interest and attorneys’ fees. The Company believes it has scrupulously observed the terms of the settlement agreement and that Dr. Shapiro’s claims are without merit. The Company answered the Complaint and the one is now in discovery.

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. The Company has recorded tax obligations of approximately $2,538,000 plus interest and penalties of approximately $2,509,000. The Company is in the process of determining its regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $100,000 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of June 30, 2015 and 2014, the Company had approximately $510,000 and $298,000, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the consolidated balance sheets.

The Company regularly analyzes its reserves for incurred but not reported claims, and for reported but not paid claims related to its reinsurance and self-funded insurance programs. The Company believes its reserves are adequate. However, significant judgment is involved in assessing these reserves such as assessing historical paid claims, average lags between the claims’ incurred date, reported dates and paid dates, and the frequency and severity of claims. There may be differences between actual settlement amounts and recorded reserves and any resulting adjustments are included in expense once a probable amount is known. There were no significant adjustments recorded in the years covered by this report.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015, 2014 and 2013

NOTE 14 - OTHER INCOME (EXPENSE)

Other income (expense) consists of:

	For the Years Ended June 30,
	2015	2014	2013
Loss on disposition of equipment	$—	$(657,350)	$—
Loss from investment	—	—	(48,777)
Litigation settlement	—	13,586	716,250
Gain on extinguishment of debt	394,797	—	—
Impairment of management agreement	—	—	(357,500)
Gain on sale of equipment	—	40,000	557,473
Other income (expense)	13	(4,835)	(141,958)
	$394,810	$(608,599)	$725,488

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2015, 2014 and 2013, the Company paid $516,385, $668,475 and $389,907 for interest, respectively.

During the years ended June 30, 2015, 2014 and 2013, the Company paid $143,996, $349,501 and $277,000 for income taxes, respectively.

NOTE 16 – DUE TO RELATED PARTY MEDICAL PRACTICES

In June 2009, an entity owned by the Company’s Chairman of the Board, Tallahassee Scanning Services PA, sold its Upright® MRI scanning system to the Company for $550,000 in exchange for 35 monthly payments of $18,769 to be made over a three year period, commencing October 18, 2009 including interest at a rate of 10.41% per annum. The Company used this scanning system to fulfill a sales order with an unrelated customer. The unpaid balance of as of June 30, 2015 and 2014 was $134,880.

Other Related Party Transactions

A son of the Company’s Chairman of the Board is one of the minority owners of Tritech Healthcare Management, which performs billing and collection services with respect to No-Fault and Workers’ Compensation claims of the Company’s clients. The monthly fee charged to the Company is $85,000.

Bensonhurst MRI Limited Partnership, in which a son of the Company’s Chairman of the Board holds an interest, is party to an agreement with the Company for the service and maintenance of its Upright MRI Scanner for a price of $110,000 per annum.

Integrity Healthcare Management Holdings, LLC, of which a son of the Company’s Chairman of the Board is an owner, has a 12% interest in Watchtower Entrepreneurs LLC. During fiscal 2015, Watchtower agreed to sell equipment and components to the Company for a total of $700,000.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015, 2014 and 2013

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Manufacturing and Servicing of Medical Equipment	Management of Diagnostic Imaging Centers	Totals
Fiscal 2015:
Net revenues from external customers	$11,480,295	$57,570,701	$69,050,996
Intersegment net revenues *	$2,005,000	$—	$2,005,000
Income from operations	$504,895	$12,394,982	$12,899,877
Depreciation and amortization	$306,183	$3,238,287	$3,544,470
Compensatory element of stock issuances	$53,200	$—	$53,200
Total identifiable assets	$18,997,142	$57,494,935	$76,492,077
Capital expenditures	$209,534	$61,308	$270,842
Fiscal 2014:
Net revenues from external customers	$12,070,563	$56,434,914	$68,505,477
Intersegment net revenues *	$1,963,750	$—	$1,963,750
Income from operations	$468,793	$11,833,876	$12,302,669
Depreciation and amortization	$410,728	$3,406,477	$3,817,205
Compensatory element of stock issuances	$223,000	$—	$223,000
Total identifiable assets	$18,093,789	$58,696,054	$76,789,843
Capital expenditures	$234,275	$600,633	$834,908
Fiscal 2013:
Net revenues from external customers	$14,891,075	$34,250,739	$49,141,814
Intersegment net revenues *	$1,200,000	$—	$1,200,000
Income from operations	$139,390	$7,396,357	$7,535,747
Depreciation and amortization	$541,551	$1,879,626	$2,421,177
Compensatory element of stock issuances	$415,021	$—	$415,021
Total identifiable assets	$15,071,225	$58,079,425	$73,150,650
Capital expenditures	$237,636	$25,170,303	$25,407,939

* Amounts eliminated in consolidation

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015, 2014 and 2013

NOTE 17 - SEGMENT AND RELATED INFORMATION (Continued)

Export Product Sales

The Company’s areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 74.2%, 42.4% and 3.8% of product sales revenues to third parties for the years ended June 30, 2015, 2014 and 2013, respectively.

The foreign product sales, as a percentage of product sales to unrelated parties, were made to customers in the following countries:

	For the Years Ended June 30,
	2015	2014	2013
United Arab Emirates	-%	29.8%	-%
Switzerland	2.2	12.4	—
Canada	0.1	—	—
England	—	—	3.6
Germany	71.9	—	0.1
Libya	—	0.2	0.1
	74.2%	42.4%	3.8%

Foreign Service and Repair Fees

The Company’s areas of service and repair are principally in the United States. The Company had foreign revenues of service and repair of medical equipment amounting to 7.4%, 8.8% and 8.2% of consolidated net service and repair fees for the years ended June 30, 2015, 2014 and 2013, respectively. The foreign service and repair fees, as a percentage of total service and repair fees, were provided principally to the following countries:

	For the Years Ended June 30,
	2015	2014	2013
Spain	1.0%	1.0%	0.9%
Puerto Rico	1.2	1.1	1.0
Switzerland	0.7	1.1	1.1
Germany	0.7	0.4	—
England	1.7	2.6	2.0
Holland	0.6	1.3	2.2
Canada	0.1	0.2	—
Greece	0.2	—	—
Australia	1.2	1.1	1.0
	7.4%	8.8%	8.2%

The Company does not have any material assets outside of the United States.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015, 2014 and 2013

NOTE 18 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following represents a summary of allowance for doubtful accounts for the years ended June 30, 2015, 2014 and 2013, respectively:

Description	Balance June 30, 2014	Additions		Deductions	Balance June 30, 2015
Accounts receivable	$257,362	(1)	$105,000	$—	$362,362
Management and other fees receivable	10,901,619	(1)	2,370,032	—	13,271,651
Management and other fees receivable - related medical practices	403,047		—	—	403,047
Medical receivables	14,032,067	(1)	12,770,249	11,343,160	15,459,156
Advance and notes to related parties	202,379		—	202,379	—

Description	Balance June 30, 2013	Additions		Deductions	Balance June 30, 2014
Accounts receivables	$257,362	(1)	$—	$—	$257,362
Management and other fees receivable	9,095,320	(1)	1,806,299	—	10,901,619
Management and other fees receivable - related medical practices	403,047		—	—	403,047
Medical receivables	2,584,669	(1)	10,333,082	(1,114,316)	14,032,067
Advance and notes to related parties	202,379		—	—	202,379

Description	Balance June 30, 2012	Additions		Deductions	Balance June 30, 2013
Accounts receivables	$1,852,987	(1)	(92,454)	$1,503,171	$257,362
Management and other fees receivable	7,458,345	(1)	1,636,975	—	9,095,320
Management and other fees receivable - related medical practices	403,047		—	—	403,047
Medical receivables	—	(1)	2,584,669		2,584,669
Advance and notes to related parties	239,791		—	37,412	202,379
Notes receivable	65,000		—	65,000	—

(1) Included in provision for bad debts.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015, 2014 and 2013

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

(000’s omitted, except per share data)

	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	Total
Total Revenues – Net	$17,985	$17,092	$17,096	$16,878	$69,051
Total Costs and Expenses	14,547	13,494	14,430	13,680	56,151
Net Income	3,256	3,455	2,519	6,200	15,430
Basic Net Income Per Common Share Available to Common Stockholders	$0.39	$0.41	$0.31	$0.89	$2.00
Diluted Net Income Per Common Share Available to Common Stockholders	$0.39	$0.40	$0.31	$0.86	$1.95

	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	Total
Total Revenues – Net	$16,831	$17,609	$17,040	$17,025	$68,505
Total Costs and Expenses	12,778	14,314	14,721	14,390	56,203
Net Income	3,620	3,048	2,147	4,582	13,397
Basic Net Income Per Common Share Available to Common Stockholders	$0.38	$0.33	$0.27	$0.64	$1.62
Diluted Net Income Per Common Share Available to Common Stockholders	$0.37	$0.33	$0.26	$0.62	$1.58

NOTE 20 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date, but before the consolidated financial statements are issued.

Effective July 1, 2015, the Company restructured the corporate organization of the management of diagnostic imaging centers segment of our business. The reorganization was structured to more completely integrate the operations of Health Management Corporation of America and HDM. Imperial contributed all of its assets (which were utilized in the business of Health Management Corporation of America) to HDM and received a 24.2% interest in HDM. Health Management Corporation of America retained a direct ownership interest of 45.8% in HDM, and the original investors in HDM retained a 30.0% ownership interest in the newly expanded HDM. The entire management of diagnostic imaging centers business segment is now being conducted by HDM.

During August 2015, the Company entered into a new lease for its principal office in Melville, New York. The lease commences on August 1, 2015 and expires on November 30, 2026.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective at June 30, 2015 because of the material weaknesses described below.

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

3) The Company did not maintain adequate segregation of duties related to the approval and execution of certain transactions impacting our financial reporting. Management believes that all transactions have been duly authorized, however there was a lack of written evidence of such authorization, review and approval.

Changes in Internal Controls over Financial Reporting

There have been no changes (other than those described below) in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Plan to Remediate Material Weaknesses

Management believes that the material weaknesses described above did not have an effect on our financial results or reporting of those results for the periods covered by this Annual Report. We are committed to remediating the material weaknesses described above and have developed and began remediation efforts during 2015, and will continue to do so for fiscal 2016. During the fiscal year ended June 30, 2015, the Company’s remediation efforts included the following:

  Performing more extensive reviews of critical estimates, journal entries and complex calculations.
  Realigning certain roles to provide better segregation of duties and implementing stronger user access controls.
  Engaging third party service providers to assist with the preparation of Company tax returns and quarterly and year-end tax provision calculations.

During fiscal 2016 our remediation efforts are expected to continue. To the extent reasonably possible, we will continue to utilize the services of a governance, risk and compliance consulting firm to assist us in our remediation plan and we will utilize internal resources to implement additional internal controls as deemed necessary. We have and will continue to take the necessary steps to implement additional review and approval procedures as applicable to strengthen our controls over the financial reporting and disclosure process. In addition, we continue to create and implement new information technology policies and procedures related to controls over information technology operations, security and change management. To the extent necessary, we may hire additional staff or reassign duties of existing staff in connection with our remediation efforts.

Marcum LLP

New York, New York

September 29, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the

Board of Directors and Stockholders of

FONAR Corporation and Subsidiaries

We have audited FONAR Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management's Report on Internal Control Over Financial Reporting”.

1)	Certain control procedures were not in place while others were unable to be verified due to performance of the procedure not being sufficiently documented. As an example, some procedures requiring review of certain reports could not be verified due to there being no written documentation of such review. Also there is insufficient documentation to verify sufficient interactions of our internal accountants with our Audit Committee.

Marcum LLP

2)	Inadequate design of controls over period end financial reporting and disclosure processes.

3)	The Company did not maintain adequate segregation of duties related to the approval and execution of certain transactions impacting our financial reporting. Management believes that all transactions have been duly authorized, however there was a lack of written evidence of such authorization, review and approval.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the Company's fiscal June 30, 2015 consolidated financial statements, and this report does not affect our report dated September 29, 2015.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, FONAR Corporation and subsidiaries have not maintained effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of June 30, 2015 and 2014 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2015 of the Company and our report dated September 29, 2015 expressed an unqualified opinion on those financial statements.

/s/ Marcum LLP

Marcum LLP

New York, New York

September 29, 2015

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

The officers and directors of the Company are set forth below:

Raymond V. Damadian, M.D.	79	President, Treasurer, Chairman of the Board and a Director
Claudette J.V. Chan	77	Director and Secretary
Robert J. Janoff	88	Director
Charles N. O'Data	79	Director
Ronald G. Lehman	39	Director

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

Ronald G. Lehman, has been a Director of Fonar since April, 2012, when he was unanimously appointed by the remaining four Directors to fill the vacancy resulting from the death of former Director Robert Djerejian. From October, 2009 to the present, Mr. Lehman has served as Managing Director of Investment Banking with Bruderman Brothers, LLC, a private New York-based broker-dealer registered with the Securities and Exchange Commission and which is a member of the Financial Industry Regulatory Authority (FINRA) and the Securities Investor Protection Corporation (SIPC). Mr. Lehman directly manages all facets of the firm’s transaction processes, from deal origination, to sourcing capital, to negotiating deal structures, through documentation and closing. The firm provides buy and sell-side advisory, capital raising, and consulting services to lower middle-market companies. Mr. Lehman specializes in advising healthcare services companies and has recently completed several recapitalizations in the industry. He also participates in the firm’s merchant banking investments and oversees many of these assignments. From May, 2008 to October, 2009, Mr. Lehman served as Senior Vice President of Acquisitions at Health Diagnostics, LLC, where he managed the company’s acquisition and corporate finance activities. From March, 2000 to May, 2008, Mr. Lehman worked for various Bruderman entities as a buy and sell-side advisor and as a principal in several private equity transactions. From September, 1998 to March, 2000, Mr. Lehman worked at Deutsche Bank Securities, Inc. and last held the position of Associate in their Global Custody Group. Mr. Lehman graduated from Columbia University with a B.A. in 1998.

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

I. SUMMARY COMPENSATION TABLE

Name and All Other Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	All Other Compensation	Total Compensation
Raymond V,	2015	$35,935.12	—	—	$35,935.12
Damadian	2014	$36,002.38	—	—	$36,002.38
PEO/PFO	2013	$36,111.30	—	—	$36,111.30

II. OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (a)	Option Exercise Price ($) (b)	Option Expiration Date (c)
Raymond V. Damadian, PEO/PFO	0	0	N/A

FONAR CORPORATION AND SUBSIDIARIES

III. DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Total ($)
Raymond V.Damadian	0	0
Claudette J.V.Chan	$19,999.98	$19,999.98
Robert J.Janoff	$20,000.24	$20,000.24
Charles N. O’Data	$20,000.24	$20,000.24
Ronald G. Lehman	$19,999.98	$19,999.98

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

Fonar’s 2005 Incentive Stock Option Plan, adopted on February 15, 2005, was intended to qualify as an incentive stock option plan under Section 422A of the Internal Revenue code of 1954, as amended. The Plan permits the issuance of stock options covering an aggregate of 80,000 shares of common stock of Fonar. The options issued have an exercise price equal to the fair market value of the underlying stock on the date the option is granted, are non-transferable, are exercisable for a period not exceeding ten years, and expire upon the voluntary termination of employment. The Plan terminated on February 14, 2015.

Fonar adopted its 2010 Stock Bonus Plan, on June 28, 2010. This Plan permits Fonar to issue an aggregate of 2,000,000 shares of common stock of Fonar as bonus or compensation. As of June 30, 2015, 955,033 shares were available for issuance.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT.

The following table sets forth the number and percentage of shares of Fonar’s securities held by each director, by each person known by us to own in excess of five percent of Fonar’s voting securities and by all officers and directors as a group as of September 11, 2015.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Class
Raymond V. Damadian, M.D. c/o Fonar Corporation Melville, New York
Director, President, Treasurer CEO, 5% + Stockholder
Common Stock	108,402	1.79%
Class C Stock	382,447	99.98%
Class A Preferred	19,093	6.09%
Claudette Chan Director and Secretary
Common Stock	106	*
Class A Preferred	32	*
Robert J. Janoff Director
Common Stock	2,000	*
Class A Preferred	79	*
Charles N. O'Data Director
Common Stock	528	*
Ronald G. Lehman Director
Common Stock	0	*
All Officers and Directors as a Group (5 persons)
Common Stock	111,036	1.84%
Class C Stock	382,447	99.98%
Class A Preferred	19,204	6.13%

___________________________

* Less than one percent

1. Address provided for each beneficial owner owning more than five percent of the voting securities of Fonar.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pursuant to HMCA’s management agreements with its clients, HMCA provides comprehensive non-medical management and administrative services, including billing and collection of accounts, payroll and accounts payable processing, office facilities, supplies and utilities. Under the management agreements, HMCA also provides service for the Fonar Upright MRI scanners through Fonar. In total, as of September 2, 2015, 20 of our clients had management agreements with HMCA.

The fees charged under the management agreements are flat fees charged on a monthly basis. These fees ranged from $100,000 to $242,340 per month in fiscal 2015.

FONAR CORPORATION AND SUBSIDIARIES

Dr. Damadian owns three of the imaging facilities in Florida managed by HMCA. The facilities owned by Dr. Damadian in Florida pay flat rate monthly fees ranging from $194,050 to $221,266 to HMCA per month. These fees are renegotiable on an annual basis.

During the fiscal years ended June 30, 2015, June 30, 2014 and June 30, 2013, the net revenues received by HMCA from the imaging facilities owned by Dr. Damadian were approximately $7.4 million, $7.6 million and $7.9 respectively.

Dr. Damadian owns a 0.834% interest in Imperial’s Class A membership interests and a 0.758% interest in Health Management Company of America’s Class A membership interests. Dr. Damadian is also a Manager of Health Management Company of America (“HCA”)

Timothy Damadian, a son of Dr. Damadian, is one of the owners of Tritech Healthcare Management, which performs billing and collection services with respect to No-Fault and Workers’ Compensation claims of HMCA’s clients. The monthly fee charged to HMCA is $85,000 in the aggregate. Timothy Damadian is also a Manager of HCA.

Bensonhurst MRI Limited Partnership, in which Timothy Damadian holds an interest, is party to an agreement with Fonar for the service and maintenance of its Upright MRI® Scanner for a price of $110,000 per annum.

Integrity Healthcare Management Holdings, LLC, of which Timothy Damadian is an owner, has a 12% interest in Watchtower Entrepreneurs LLC. During fiscal 2015, Watchtower agreed to sell equipment and components to Fonar for a total of $700,000.

Integrity Healthcare Management Holdings, LLC, also has a 7.484% interest in Imperial’s Class A membership interests and a 6.06% interest in HCA’s Class A membership interests.

Ronald Lehman, a Director of Fonar, holds a 0.0379% interest in HCA’s Class A membership interests. In addition, RGL Industries, Inc., a company of which Mr. Lehman is an owner, holds a 0.208% interest in Imperial’s Class A membership interests.

Claudette J.V. Chan, a Director and the Secretary of Fonar, owns a 0.0379% interest in HCA’s Class A membership interests.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Marcum LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2015 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2015 were $364,136.

The aggregate fees billed by Marcum LLP for the audit of our annual financial statements for the fiscal year ended June 30, 2014 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2014 were $657,544.

Audit Related Fees

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2015 or June 30, 2014 for services related to the Audit or review of our financial statements that are not included under the caption “Audit Fees”.

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2015 or June 30, 2014 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information.

FONAR CORPORATION AND SUBSIDIARIES

Tax Fees

The aggregate fees billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2015 were $14,123.

The aggregate fees billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2014 were $23,680.

All Other Fees

No fees were billed by Marcum LLP for any other services during the fiscal years ended June 30, 2015 and June 30, 2014.

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

Our audit committee believes that the provision by Marcum LLP of services in addition to audit services in fiscal 2015 and 2014 were compatible with maintaining their independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a) FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements are included in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at June 30, 2015 and 2014.

Consolidated Statements of Income for the Years Ended June 30, 2015, 2014 and 2013.

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2015, 2014 and 2013.

Consolidated Statements of Cash Flows for the Years Ended June 30, 2015, 2014 and 2013.

Notes to Consolidated Financial Statements.

Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes to the financial statements.

b) REPORTS ON FORM 8-K

1. Registrant’s Report on Form 8-K containing the Company’s Earnings Report for the first nine months of Fiscal 2015. May 15, 2015. Commission File No. 0-10248.

2. Registrant’s Report on Form 8-K reporting the results of the election of directors and selection of auditors at the annual meeting of stockholders. June 24, 2015. Commission File No. 0-10248.

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

23.1 Independent Registered Public Accounting Firm’s Consent

See Exhibits.

31.1 Section 302 Certification. See Exhibits.

32.1 Section 906 Certification. See Exhibits.

FONAR CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 29, 2015

By:/s/Raymond V. Damadian

Raymond V. Damadian, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Raymond V. Damadian Raymond V. Damadian,	Chairman of the Board of Directors, President, Director Principal Executive Officer and Acting Principal Financial Officer	September 29, 2015
/s/Claudette J.V. Chan	Director	September 29, 2015
Claudette J.V. Chan
/s/ Robert J. Janoff	Director	September 29, 2015
Robert J. Janoff
/s/ Charles N. O'Data	Director	September 29, 2015
Charles N. O'Data
/s/Ronald G. Lehman	Director	September 29, 2015
Ronald G. Lehman