Form 10-Q
period 2015-09-30
FONAR CORP
filed 2015-11-09
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2015

Commission file number 0-10248

FONAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	11-2464137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
110 Marcus Drive Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (631) 694-2929

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files. YES _X_ NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of accelerated filer, large accelerated filer or smaller reporting company in Rule 12b-2 of the Exchange Act.(Check one): Large accelerated filer___ Accelerated filer _X_ Non-accelerated filer___ Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at November 2, 2015
Common Stock, par value $.0001	6,050,840
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	September 30, 2015	June 30, 2015 *
Current Assets:
Cash and cash equivalents	$10,973	$9,449
Accounts receivable – net	4,591	3,791
Accounts receivable - related party	90	—
Medical receivable – net	9,442	9,082
Management and other fees receivable - net	14,484	14,058
Management and other fees receivable – related medical practices – net	3,600	3,507
Costs and estimated earnings in excess of billings on uncompleted contracts	682	682
Inventories	2,296	2,192
Prepaid expenses and other current assets	775	860
Total Current Assets	46,933	43,621
Deferred income tax asset	8,423	8,423
Property and equipment – net	12,439	12,901
Goodwill	1,767	1,767
Other intangible assets – net	8,647	8,950
Other assets	818	830
Total Assets	$79,027	$76,492

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2015	June 30, 2015 *
Current Liabilities:
Current portion of long-term debt and capital leases	$2,478	$2,490
Accounts payable	1,595	1,783
Other current liabilities	8,764	8,253
Unearned revenue on service contracts	4,714	4,187
Unearned revenue on service contracts – related party	83	—
Customer deposits	1,939	1,938
Billings in excess of costs and estimated earnings on uncompleted contracts	142	142
Total Current Liabilities	19,715	18,793
Long-Term Liabilities:
Deferred income tax liability	510	510
Due to related medical practices	233	237
Long-term debt and capital leases, less current portion	5,088	5,699
Other liabilities	485	469
Total Long-Term Liabilities	6,316	6,915
Total Liabilities	26,031	25,708

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (Continued)

STOCKHOLDERS' EQUITY:	September 30, 2015	June 30, 2015 *
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at September 30, 2015 and June 30, 2015, 313 issued and outstanding at September 30, 2015 and June 30, 2015	$—	$—
Preferred stock $.001 par value; 567 shares authorized at September 30, 2015 and June 30, 2015, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at September 30, 2015 and June 30, 2015, 6,062 issued at September 30, 2015 and June 30, 2015; 6,051 outstanding at September 30, 2015 and June 30, 2015	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at September 30, 2015 and June 30, 2015; .146 issued and outstanding at September 30, 2015 and June 30, 2015	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at September 30, 2015 and June 30, 2015, 383 issued and outstanding at September 30, 2015 and June 30, 2015	—	—
Paid-in capital in excess of par value	175,448	175,448
Accumulated deficit	(133,487)	(136,349)
Notes receivable from employee stockholders	(30)	(32)
Treasury stock, at cost - 12 shares of common stock at September 30, 2015 and June 30, 2015	(675)	(675)
Total Fonar Corporation’s Stockholders’ Equity	41,257	38,393
Noncontrolling interests	11,739	12,391
Total Stockholders' Equity	52,996	50,784
Total Liabilities and Stockholders' Equity	$79,027	$76,492

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
REVENUES	2015	2014
Product sales - net	$18	$1,271
Service and repair fees - net	2,284	2,491
Service and repair fees - related parties - net	28	28
Patient fee revenue, net of contractual allowances and discounts	8,114	6,787
Provision for bad debts for patient fee	(3,507)	(3,146)
Management and other fees - net	8,829	8,738
Management and other fees - related medical practices - net	1,845	1,816
Total Revenues - Net	17,611	17,985
COSTS AND EXPENSES
Costs related to product sales	112	1,085
Costs related to service and repair fees	543	507
Costs related to service and repair fees - related parties	7	6
Costs related to patient fee revenue	2,228	1,899
Costs related to management and other fees	5,419	5,590
Costs related to management and other fees - related medical practices	1,058	979
Research and development	436	397
Selling, general and administrative	3,775	3,578
Provision for bad debts	418	506
Total Costs and Expenses	13,996	14,547
Income From Operations	3,615	3,438
Interest Expense	(150)	(204)
Investment Income	50	62
Income Before Provision for Income Taxes and Noncontrolling Interests	3,515	3,296
Provision for Income Taxes	50	40
Net Income	3,465	3,256
Net Income - Noncontrolling Interests	(603)	(721)
Net Income - Controlling Interests	$2,862	$2,535
Net Income Available to Common Stockholders	$2,676	$2,370
Net Income Available to Class A Non-Voting Preferred Stockholders	$139	$123
Net Income Available to Class C Common Stockholders	$47	$42
Basic Net Income Per Common Share Available to Common Stockholders	$0.44	$0.39
Diluted Net Income Per Common Share Available to Common Stockholders	$0.43	$0.38
Basic and Diluted Income Per Share - Class C Common	$0.12	$0.11
Weighted Average Basic Shares Outstanding - Common Stockholders	6,050	6,050
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,178	6,178
Weighted Average Basic Shares Outstanding - Class C Common	383	383
Weighted Average Diluted Shares Outstanding - Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$3,465	$3,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	829	888
Provision for bad debts	418	506
Compensatory element of stock issuances	—	53
Stock issued for costs and expenses	—	76
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivable(s)	(2,186)	(2,111)
Notes receivable	11	81
Costs and estimated earnings in excess of billings on uncompleted contracts	—	(860)
Inventories	(104)	22
Prepaid expenses and other current assets	73	284
Other assets	12	(5)
Increase (decrease) in operating liabilities, net:
Accounts payable	(187)	323
Other current liabilities	1,120	865
Customer deposits	1	(357)
Other liabilities	16	(123)
Due to related medical practices	(4)	(6)
Net cash provided by operating activities	3,464	2,892
Cash Flows from Investing Activities:
Purchases of property and equipment	(45)	(26)
Cost of patents	(19)	(46)
Net cash used in investing activities	(64)	(72)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(623)	(921)
Distributions to noncontrolling interests	(1,255)	(1,191)
Repayment of notes receivable from employee stockholders	2	2
Net cash used in financing activities	(1,876)	(2,110)
Net Increase in Cash and Cash Equivalents	1,524	710
Cash and Cash Equivalents - Beginning of Period	9,449	9,952
Cash and Cash Equivalents - End of Period	$10,973	$10,662

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Effective July 1, 2015, the Company restructured the corporate organization of the management of diagnostic imaging centers segment of our business. The reorganization was structured to more completely integrate the operations of Health Management Corporation of America and HDM. Imperial contributed all of its assets (which were utilized in the business of Health Management Corporation of America) to HDM and received a 24.2% interest in HDM. Health Management Corporation of America retained a direct ownership interest of 45.8% in HDM, and the original investors in HDM retained a 30.0% ownership interest in the newly expanded HDM. The entire management of diagnostic imaging centers business segment is now being conducted by HDM, operating under the name, ”Health Management Company of America”.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 29, 2015 for the fiscal year ended June 30, 2015.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the if converted method in calculating diluted income per share for the three months ended September 30, 2015 and 2014.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three months ended September 30, 2015 and 2014, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

	Three months ended September 30, 2015			Three months ended September 30, 2014
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic Numerator: Net income available to common stockholders	$2,862	$2,676	$47	$2,535	$2,370	$42
Denominator: Weighted average shares outstanding	6,050	6,050	383	6,050	6,050	383
Basic income per common share	$0.47	$0.44	$0.12	$0.42	$0.39	$0.11
Diluted Denominator: Weighted average shares outstanding		6,050	383		6,050	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,178	383		6,178	383
Diluted income per common share		$0.43	$0.12		$0.38	$0.11

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within the reporting period and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

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

SEPTEMBER 30, 2015 and 2014

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of September 30, 2015 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2015 or 2014, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported consolidated net income for any periods presented.

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Accounts Receivable, Medical Receivable and Management and Other Fees Receivable

Receivables, net is comprised of the following September 30, 2015, and June 30, 2015:

	September 30, 2015
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,953	$362	$4,591
Accounts receivable - related party	$90	—	$90
Medical receivable	$28,408	$18,966	$9,442
Management and other fees receivable	$28,174	$13,690	$14,484
Management and other fees receivable from related medical practices ("PC’s")	$4,003	$403	$3,600

	June 30, 2015
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,153	$362	$3,791
Accounts receivable - related party	$—	—	$—
Medical receivable	$24,541	$15,459	$9,082
Management and other fees receivable	$27,330	$13,272	$14,058
Management and other fees receivable from related medical practices ("PC’s")	$3,910	$403	$3,507

The Company's customers are concentrated in the healthcare industry.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 60% and 54% of the PCs’ net revenues for the three months ended September 30, 2015 and 2014, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 10.5% and 10.1% of the consolidated net revenues for the three months ended September 30, 2015 and 2014, respectively.

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

SEPTEMBER 30, 2015 and 2014

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Management and Other Fees Receivable (Continued)

The Company’s patient fee revenue, net of contractual allowances and discounts less the provision for bad debts for the three months ended September 30, 2015 and 2014 are summarized in the following table.

	For the Three Months Ended September 30,
	2015	2014
Commercial Insurance/ Managed Care	$1,071	$1,080
Medicare/Medicaid	275	297
Workers' Compensation/Personal Injury	5,308	3,695
Other	1,460	1,715
Patient Fee Revenue, net of contractual allowances and discounts	8,114	6,787
Provision for Bad Debts	(3,507)	(3,146)
Net Patient Fee for Revenue	$4,607	$3,641

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2015	June 30, 2015
Purchased parts, components and supplies	$2,207	$2,043
Work-in-process	89	149
TOTAL INVENTORIES	$2,296	$2,192

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information relating to uncompleted contracts is as follows:

	September 30, 2015	June 30, 2015
Costs incurred on uncompleted contracts	$1,862	$1,862
Estimated earnings	1,371	1,371
Subtotal	3,233	3,233
Less: Billings to date	2,693	2,693
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$540	$540

Included in the accompanying condensed consolidated balance sheets under the following captions:

	September 30, 2015	June 30, 2015
Costs and estimated earnings in excess of billings on uncompleted contracts	$682	$682
Less: Billings in excess of costs and estimated earnings on uncompleted contracts	142	142
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$540	540

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2015	June 30, 2015
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	4,566	4,547
Non-compete	4,100	4,100
Customer relationships	3,800	3,800
Gross Other intangible assets	19,471	19,452
Less: Accumulated amortization	10,824	10,502
Other Intangible Assets	$8,647	$8,950

Amortization of patents and copyrights for the three months ended September 30, 2015 and 2014 amounted to $47 and $45, respectively.

Amortization of capitalized software development costs for the three months ended September 30, 2015 and 2014 amounted to $81 and $83, respectively.

Amortization of non-compete for the three months ended September 30, 2015 and 2014 amounted to $146 and $146, respectively.

Amortization of customer relationships for the three months ended September 30, 2015 and 2014 amounted to $48 and $48, respectively.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2015	June 30, 2015
Accrued salaries, commissions and payroll taxes	$807	$992
Accrued interest	117	117
Litigation accruals	497	521
Sales tax payable	2,597	2,539
Legal and other professional fees	412	344
Accounting fees	162	235
Self-funded health insurance reserve	450	510
Interest and penalty - sales tax	2,556	2,509
Other	1,166	486
Other Current Liabilities	$8,764	$8,253

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 8 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of diagnostic imaging centers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company’s 10-K as of June 30, 2015. All inter-segment sales are market-based. The Company evaluates performance based on income or loss from operations.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Medical Equipment	Management Of Diagnostic Imaging Centers	Totals
For the three months ended Sept. 30, 2015
Net revenues from external customers	$2,330	$15,281	$17,611
Inter-segment net revenues	$524	$—	$524
(Loss) Income from operations	$(63)	$3,678	$3,615
Depreciation and amortization	$78	$751	$829
Capital expenditures	$19	$45	$64
For the three months ended Sept. 30, 2014
Net revenues from external customers	$3,790	$14,195	$17,985
Inter-segment net revenues	$501	$—	$501
Income from operations	$378	$3,060	$3,438
Depreciation and amortization	$76	$812	$888
Capital expenditures	$46	$26	$72

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2015 and September 30, 2014, the Company paid $102 and $159 for interest, respectively.

During the three months ended September 30, 2015 and September 30, 2014, the Company paid $50 and $40 for income taxes, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and 2014

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

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2015.

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of September 30, 2015, the Company has recorded tax obligations of approximately $2,597 plus interest and penalties of approximately $2,556. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $100 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of September 30, 2015 and June 30, 2015, the Company had approximately $450 and $510, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

SEPTEMBER 30, 2015 and 2014

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

The Company recorded a deferred tax asset of $8,423 and a deferred tax liability of $510 as of September 30, 2015, primarily relating to net operating loss carryforwards of approximately $122,926 available to offset future taxable income through 2034. The net operating losses begin to expire in 2019 for federal tax purposes and in 2015 for state income tax purposes.

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

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to September 30, 2015 and through the date the condensed consolidated financial statements were issued.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the three month period ended September 30, 2015, we reported a net income of $3.5 million on revenues of $17.6 million as compared to net income of $3.3 million on revenues of $18.0 million for the three month period ended September 30, 2014. Operating income increased 5.1% from $3.4 million for the three month period ended September 30, 2014 to $3.6 million for the three month period ended September 30, 2015.

The revenue decrease of 2.1%, from $18.0 million for the first three months of fiscal 2015 to $17.6 million for the first three months of fiscal 2016, was due to a decrease in product sales from $1.3 million for the first three months of fiscal 2015 to $18,000 for the first three months of fiscal 2015. There was also a decrease of 8.3% of service and repair fees from $2.5 million for the first three months of fiscal 2015 to $2.3 million for the three months of fiscal 2016.

Offsetting these decreases, however, net patient fees increased by 26.5% to $4.6 million for the first three months of fiscal 2016 from $3.6 million for the first three months of fiscal 2015 (patient fees less the provision for bad debts for patient fees). Patient fees represent fees for services paid directly by patients to facilities owned by us. All patient fees are derived from Florida facilities.

The decrease in the amount of our revenues was slightly smaller than the decrease in the amount of our costs and expenses, and as a result, our operating income of $3.6 million for the three months ended September 30, 2015 was slightly higher than our operating income of $3.4 million for the three months ended September 30, 2014. In terms of percentages, costs and expenses decreased 3.8% from $14.5 million in the first three months of fiscal 2015 to $14.0 million in the first three months of fiscal 2016, while revenues decreased only 2.0%, from $18.0 million in the first three months of fiscal 2015 to $17.6 million in the first three months of fiscal 2016.

Fonar’s wholly-owned subsidiary, Health Management Corporation of America (“HMCA”), is the controlling, but not sole owner of two limited liability companies, Imperial Management Services, LLC (“Imperial”) and Health Diagnostics Management, LLC (“HDM”). Effective July 1, 2015, the Company restructured the corporate organization of the management of the diagnostic imaging centers segment of the business. The reorganization was structured to more completely integrate the operations of HMCA and HDM. Imperial Management Services LLC contributed all of its assets (which had been utilized in the business of HMCA) to HDM and received a 24.2% interest in HDM. HMCA retained a direct ownership interest of 45.8% in HDM, and the original investors in HDM retained a 30.0% ownership interest in the newly expanded HDM. The entire management of diagnostic imaging centers business segment is now being conducted by HDM, operating under the name “Health Management Company of America”. For the sake of simplicity, HMCA, Imperial and HDM are referred to as “HMCA”, unless otherwise indicated.

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

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales decreased 98.6% to $18,000 for the first three months of fiscal 2016 from $1.3 million for the first three months of fiscal 2015. Costs related to product sales also decreased, by 89.7%, from $1.1 million for the three month period ended September 30, 2014 to $112,000 for the three month period ended September 30, 2015. These decreases reflect a volatility resulting from low sales volume. During the first three months of fiscal 2015 we sold one scanner; during the first three months of fiscal 2016 we sold no scanners. Continuing tight credit and economic uncertainty, together with lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products.

Service revenues decreased 8.3% from $2.5 million for the three month period ended September 30, 2014 to $2.3 million for the three month period ended September 30, 2015. The changes in service revenues reflect the net result of newer customers entering into service contracts following the expiration of their warranties offset by older scanners being taken out of service. Continuing lower sales volumes have been a factor ultimately contributing to decreasing service revenues.

 FONAR CORPORATION AND SUBSIDIARIES

Costs relating to providing service for the first three months of fiscal 2016 increased by 7.2% from $513,000 in the first three months of fiscal 2015 to $550,000 in the first three months of fiscal 2016. We believe that an important factor in controlling our service costs is our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis, and to detect and repair any irregularities before more serious problems result.

There were approximately $150,000 in foreign revenues for the first three months of fiscal 2016 as compared to approximately $1.5 million in foreign revenues for the first three months of fiscal 2015, representing a decrease in foreign revenues of 90%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

Revenues for the medical equipment segment as a whole decreased by 38.5% to $2.3 million for the three months of fiscal 2016 from $3.8 million for the first three months of fiscal 2015. Operating results for our medical equipment segment decreased to an operating loss of $63,000 for the first three months of fiscal 2016 as compared to an operating income of $378,000 for the first three months of fiscal 2015. For the first three months of fiscal 2016, our medical equipment segment recognized a net loss of $121,000, compared to a net income of $342,000 in the same period of fiscal 2015.

Diagnostic Facilities Management Services

HMCA revenues increased in the first three months of fiscal 2016 by 7.7% to $15.3 million from $14.2 million for the first three months of fiscal 2015. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment increased to 86.8% for the first three months of fiscal 2016 from 78.9% for the first three months of fiscal 2015).

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

 FONAR CORPORATION AND SUBSIDIARIES

As a result of our vigorous marketing efforts, the number of scans performed at our centers and at our client’s centers increased from 35,455 in the first three months of fiscal 2015 to 38,238 in the first three months of fiscal 2016.

We manage twenty-four sites, twenty-three of which are equipped with Fonar Upright® MRI scanners (our Stand-Up® MRI Scanners are also called Upright® MRI Scanners). HMCA experienced an operating income of $3.7 million for the first three months of fiscal 2016 compared to operating income of $3.1 million for the first three months of fiscal 2015.

HMCA’s cost of revenues for the first three months of fiscal 2016 as compared to the first three months of fiscal 2015 increased by 2.8% from $8.5 million to $8.7 million.

Consolidated

For the first three months of fiscal 2016, our consolidated net revenues decreased by 2.1% to $17.6 million from $18.0 million for the first three months of fiscal 2015, and total costs and expenses decreased by 3.8% to $14.0 million for the first three months of fiscal 2016 from $14.5 million for the first three months of fiscal 2015. As a result, our operating income increased 5.1% to $3.6 million in the first three months of fiscal 2016 from $3.4 million in the first three months of fiscal 2015 notwithstanding the 2.1% decrease in net revenues.

Selling, general and administrative expenses increased by 5.5% to $3.8 million in the first three months of fiscal 2016 from $3.6 million in the first three months of fiscal 2015. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, decreased, by 100%, to $0 for the first three months of fiscal 2016 from $53,200 for the first three months of fiscal 2015.

Research and development expenses increased by 9.8% to $436,000 for the first three months of fiscal 2016 from $397,000 for the first three months of fiscal to 2015.

Interest expense in the first three months of fiscal 2016 decreased by 26.5% to $150,000 from $204,000 in the first three months of fiscal 2015. The decrease was due to the repayment of debt incurred by Fonar in connection with the acquisition of HDM.

Inventories increased to $2.3 million at September 30, 2015 as compared to $2.2 million at June 30, 2015. This represents our purchase of raw materials and components in our business operations.

Net Management fee and medical receivables increased by 3.3% to $27.5 million at September 30, 2015 from $26.6 million at June 30, 2015 due to slower collections.

 FONAR CORPORATION AND SUBSIDIARIES

The results of operations for the first three months of fiscal 2016 reflect an increase in revenues from management, patient and other fees, as compared to the first three months of fiscal 2015 ($15.3 million for the first three months of fiscal 2016 as compared to $14.2 million for the first three months of fiscal 2015), and an decrease in MRI equipment segment revenues ($2.3 million as compared to $3.8 million). Revenues were 13.2% from the MRI equipment segment as compared to 86.2% from HMCA, for the first three months of fiscal 2016, as compared to 21.1% from the MRI equipment segment and 78.9% from HMCA for the first three months of fiscal 2015. We do not believe that these variations constitute a trend.

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

FONAR CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources

Cash and cash equivalents increased by 16.1% from $9.4 million at June 30, 2015 to $11.0 million at September 30, 2015, primarily as a result of better collections and a decrease in costs and expenses.

Cash provided by operating activities for the first three months of fiscal 2016 was $3.5 million. Cash provided by operating activities was attributable principally to net income of $3.5 million, a increase in other current liabilities of $1.1 million, and depreciation and amortization of $829,000, offset by an increase in accounts, management fees and medical receivables of $2.2 million.

Cash used in investing activities for the first three months of fiscal 2016 was $64,000. The principal uses of cash used in investing activities during the first three months of fiscal 2015 consisted of patent costs of $19,000 and the purchase of property and equipment of $45,000.

Cash used in financing activities for the first three months of fiscal 2016 was $1.8 million. The principal uses of cash in financing activities during the first three months of fiscal 2016 were the repayment of principal on long-term debt and capital lease obligations of $623,000 and distributions to non-controlling interests of $1.3 million.

Total liabilities increased by 1.3% to $26.0 million at September 30, 2015 from $25.7 million at June 30, 2015. “Other” current liabilities increased by 6.2% to $8.8 million at September 30, 2015 from $8.3 million at June 30, 2015, offset by a decrease in long-term debt and capital lease obligations from $5.7 million to $5.1 million. The current portion of our unearned revenue on service contracts increased from $4.2 million to $4.8 million. Customer deposits remained constant at $1.9 million at September 30, 2015 and June 30, 2015.

As of September 30, 2015, the total of $8.8 million in “other” current liabilities included accrued salaries and payroll taxes of $807,000, and sales taxes of $2.6 million plus accrued interest and penalties of $2.6 million.

Our working capital increased to $27.2 million at September 30, 2015 from $24.8 million at June 30, 2015. This resulted from an increase in current assets ($43.6 million at June 30, 2015 as compared to $46.9 million at September 30, 2015), and a smaller increase in current liabilities from $18.8 million at June 30, 2015 to $19.7 million at September 30, 2015.

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

Fonar has not committed to making any significant capital expenditures for the remainder of the 2016 fiscal year.

 FONAR CORPORATION AND SUBSIDIARIES

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

Management anticipates that Fonar’s capital resources will continue to improve if (1) Fonar’s MRI scanner products gain wider market recognition and acceptance resulting in increased product sales, (2) service and maintenance revenues increase as warranties on scanners expire and (3) HMCA revenues are increased through the Company’s vigorous marketing efforts. If our marketing efforts to increase revenues fail, and we are unable to raise debt or equity capital, we may experience a shortfall in cash, and it may be necessary to reduce operating expenses to attempt to avoid the need to curtail our operations. Current economic, credit and political conditions have contributed to a challenging business environment for our company. The precise impact of these conditions can not be fully predicted. There can be no assurance that we would be able to secure additional funds if needed.

The Company believes that its business plan has been responsible for the past four consecutive fiscal years and past fiscal quarter of profitability (fiscal 2012, fiscal 2013, fiscal 2014, fiscal 2015 and the first three months of fiscal 2016) and that its capital resources will be adequate to support operations at current levels through at least September 30, 2016. In the past, the Company experienced periods of working capital deficits and prior to fiscal 2011, losses. The future effects on our business of healthcare reform legislation, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, reimbursement rates and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015. Based on this evaluation, the Company’s Principal Executive Officer and Acting Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015 because of the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K. The Company intends to begin its remediation process of implementing changes in information technology general controls in order to improve controls over segregation of duties, restricted access to programs and data, and to change management activities in order to address the previously reported internal control deficiencies in our Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2015 and our Form 10-Q for the fiscal quarter ended September 30, 2015.

Item 1A – Risk Factors: An investment in the securities of the Company is subject to various risks, the most significant of which are summarized below.

 FONAR CORPORATION AND SUBSIDIARIES

1. Reduced Reimbursement Rates. Most of our revenues are derived from our scanning center business conducted by HMCA. We are experiencing lower reimbursement rates from Medicare, other government programs and private insurance companies. To date, we have been able to counter the impact of these reductions by increasing our volume of scans, thereby maintaining profitability in this business segment. There is, however, no assurance that we will be able to continue to do so.

2. Demand for MRI Scanners. The reduced reimbursement rates also affects our sales of MRI scanners negatively. With lower revenue projections, fewer prospective customers will be able to operate and demand lower prices for scanners. Although the reduced reimbursements may not affect foreign demand, a lower number of sales in the aggregate could reduce economies of scale and consequently, profit margins.

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

 FONAR CORPORATION AND SUBSIDIARIES

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

 FONAR CORPORATION AND SUBSIDIARIES

Turbulence and uncertainty in the United States and international markets and economies may adversely affect our liquidity, financial condition, revenues, profitability and business operations generally.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: The Company has not issued any unregistered shares of its Common Stock during the first quarter of fiscal 2016.

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:

a)	Exhibit 31.1 Certification. See Exhibits
b)	Exhibit 32.1 Certification. See Exhibits
c)	Report on Form 8-K filed on September 14, 2015, Item 2.02: Results of Operations and Financial Condition for the fiscal year ended June 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FONAR CORPORATION

(Registrant)

By: /s/ Raymond V. Damadian

Raymond V. Damadian

President & Chairman

Dated: November 6, 2015