Form 10-Q
period 2016-03-31
FONAR CORP
filed 2016-05-10
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at April 30, 2016
Common Stock, par value $.0001	6,050,840
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	March 31, 2016	June 30, 2015 *
Cash and cash equivalents	$13,147	$9,449
Accounts receivable – net	4,326	3,791
Accounts receivable - related party	30	—
Medical receivable – net	10,097	9,082
Management and other fees receivable – net	15,901	14,058
Management and other fees receivable – related medical practices – net	4,059	3,507
Costs and estimated earnings in excess of billing on uncompleted contracts	279	682
Inventories	2,234	2,192
Prepaid expenses and other current assets	834	860
Total Current Assets	50,907	43,621
Deferred income tax asset	8,423	8,423
Property and equipment – net	11,877	12,901
Goodwill	1,767	1,767
Other intangible assets – net	8,066	8,950
Other assets	972	830
Total Assets	$82,012	$76,492

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2016	June 30, 2015 *
Current Liabilities:
Current portion of long-term debt and capital leases	$2,455	$2,490
Accounts payable	1,345	1,783
Other current liabilities	8,638	8,253
Unearned revenue on service contracts	4,350	4,187
Unearned revenue on service contracts - related party	28	—
Customer advances	1,511	1,938
Billings in excess of costs and estimated earnings on uncompleted contracts	255	142
Total Current Liabilities	18,582	18,793
Long-Term Liabilities:
Deferred income tax liability	510	510
Due to related medical practices	237	237
Long-term debt and capital leases, less current portion	3,863	5,699
Other liabilities	718	469
Total Long-Term Liabilities	5,328	6,915
Total Liabilities	23,910	25,708

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	March 31, 2016	June 30, 2015 *
STOCKHOLDERS' EQUITY:
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at March 31, 2016 and June 30, 2015, 313 issued and outstanding at March 31, 2016 and June 30, 2015	$—	$—
Preferred stock $.001 par value; 567 shares authorized at March 31, 2016 and June 30, 2015, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at March 31, 2016 and June 30, 2015, 6,062 issued at March 31, 2016 and June 30, 2015; 6,051 outstanding at March 31, 2016 and June 30, 2015	1	1
Class B Common Stock (10 votes per share) $ .0001 par value; 227 shares authorized at March 31, 2016 and June 30, 2015, .146 issued and outstanding at March 31, 2016 and June 30, 2015	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at March 31, 2016 and June 30, 2015, 383 issued and outstanding at March 31, 2016 and June 30, 2015	—	—
Paid-in capital in excess of par value	175,448	175,448
Accumulated deficit	(126,989)	(136,349)
Notes receivable from employee stockholders	(26)	(32)
Treasury stock, at cost - 12 shares of common stock at March 31, 2016 and June 30, 2015	(675)	(675)
Total Fonar Corporation Stockholder Equity	47,759	38,393
Noncontrolling interests	10,343	12,391
Total Stockholders' Equity	58,102	50,784
Total Liabilities and Stockholders' Equity	$82,012	$76,492

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

 (UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31
REVENUES	2016	2015
Product sales – net	$20	$160
Service and repair fees – net	2,406	2,299
Service and repair fees – related parties - net	27	27
Patient fee revenue, net of contractual allowances and discounts	8,695	7,284
Provision for bad debts for patient fee	(3,830)	(3,201)
Management and other fees – net	9,394	8,653
Management and other fees – related medical practices – net	1,907	1,874
Total Revenues – Net	18,619	17,096
COSTS AND EXPENSES
Costs related to product sales	263	352
Costs related to service and repair fees	552	630
Costs related to service and repair fees – related parties	6	7
Costs related to patient fee revenue	2,549	2,044
Costs related to management and other fees	5,649	5,285
Costs related to management and other fees – related medical practices	1,045	1,284
Research and development	395	360
Selling, general and administrative	4,533	3,706
Provision for bad debts	(470)	762
Total Costs and Expenses	14,522	14,430
Income From Operations	4,097	2,666
Interest Expense	(127)	(169)
Investment Income	56	52
Income Before Provision for Income Taxes and Noncontrolling Interests	4,026	2,549
Provision for Income Taxes	145	30
Net Income	3,881	2,519
Net Income - Noncontrolling Interests	(876)	(500)
Net Income - Controlling Interests	$3,005	$2,019
Net Income Available to Common Stockholders	$2,810	$1,888
Net Income Available to Class A Non-Voting Preferred Stockholders	$145	$98
Net Income Available to Class C Common Stockholders	$50	$33
Basic Net Income Per Common Share Available to Common Stockholders	$0.46	$0.31
Diluted Net Income Per Common Share Available to Common Stockholders	$0.45	$0.31
Basic and Diluted Income Per Share-Class C Common	$0.13	$0.09
Weighted Average Basic Shares Outstanding-Common Stockholders	6,050	6,050
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,178	6,178
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED MARCH 31,
REVENUES	2016	2015
Product sales – net	$780	$1,806
Service and repair fees – net	6,970	7,288
Service and repair fees – related parties - net	83	83
Patient fee revenue, net of contractual allowances and discounts	24,596	20,700
Provision for bad debts for patient fee	(10,608)	(9,244)
Management and other fees – net	27,180	26,004
Management and other fees – related medical practices – net	5,598	5,536
Total Revenues – Net	54,599	52,173
COSTS AND EXPENSES
Costs related to product sales	939	1,674
Costs related to service and repair fees	1,542	1,611
Costs related to service and repair fees - related parties	18	18
Costs related to patient fee revenue	7,015	5,845
Costs related to management and other fees	16,664	15,665
Costs related to management and other fees – related medical practices	3,116	3,893
Research and development	1,243	1,116
Selling, general and administrative	12,425	11,108
Provision for bad debts	(300)	1,540
Total Costs and Expenses	42,662	42,470
Income From Operations	11,937	9,703
Interest Expense	(416)	(545)
Investment Income	164	173
Other Income (Expense)	1	(2)
Income Before Provision for Income Taxes and Noncontrolling Interests	11,686	9,329
Provision for Income Taxes	235	99
Net Income	11,451	9,230
Net Income - Noncontrolling Interests	(2,091)	(2,018)
Net Income - Controlling Interests	$9,360	$7,212
Net Income Available to Common Stockholders	$8,752	$6,743
Net Income Available to Class A Non-voting Preferred Stockholders	$453	$350
Net Income Available to Class C Common Stockholders	$155	$119
Basic Net Income Per Common Share Available to Common Stockholders	$1.45	$1.11
Diluted Net Income Per Common Share Available to Common Stockholders	$1.42	$1.09
Basic and Diluted Income Per Share-Class C Common	$0.40	$0.31
Weighted Average Basic Shares Outstanding – Common Stockholders	6,050	6,050
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,178	6,178
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED MARCH 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$11,451	$9,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,507	2,665
Provision for bad debts	(300)	1,540
Stock issued for costs and expenses	—	76
Compensatory element of stock issuances	—	53
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivable(s)	(3,674)	(4,310)
Notes receivable	17	118
Costs and estimated earnings in excess of billings on uncompleted contracts	403	79
Inventories	(43)	158
Prepaid expenses and other current assets	9	89
Other assets	(143)	18
Increase (decrease) in operating liabilities, net:
Accounts payable	(437)	(178)
Other current liabilities	576	(501)
Customer advances	(427)	(259)
Billings in excess of costs and estimated earnings on uncompleted contracts	112	—
Other liabilities	249	(230)
Due to related medical practices	—	(2)
Net cash provided by operating activities	10,300	8,546
Cash Flows from Investing Activities:
Purchases of property and equipment	(534)	(125)
Cost of patents	(65)	(108)
Net cash used in investing activities	(599)	(233)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(1,871)	(2,166)
Distributions to noncontrolling interests	(4,138)	(3,306)
Buyout of noncontrolling interests	—	(4,971)
Repayment of notes receivable from employee stockholders	6	6
Net cash used in financing activities	(6,003)	(10,437)
Net Increase (Decrease) in Cash and Cash Equivalents	3,698	(2,124)
Cash and Cash Equivalents – Beginning of Period	9,449	9,952
Cash and Cash Equivalents - End of Period	$13,147	$7,828

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 and 2015

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 29, 2015 for the fiscal year ended June 30, 2015.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share

Basic earnings per share (“EPS”) is computed based on weighted average number of shares common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the three and nine months ended March 31, 2016 and March 31, 2015.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 and 2015

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and nine months ended March 31, 2016 and March 31, 2015, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

	Three months ended March 31, 2016			Three months ended March 31, 2015
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic Numerator:
Net income available to common stockholders	$3,005	$2,810	$50	$2,019	$1,888	$33
Denominator:
Weighted average shares outstanding	6,050	6,050	383	6,050	6,050	383
Basic income per common share	$0.50	$0.46	$0.13	$0.33	$0.31	$0.09

Diluted Denominator:
Weighted average shares outstanding		6,050	383		6,050	383
Convertible Class C Stock		128	—		128	—
Total denominator for diluted earnings per share		6,178	383		6,178	383
Diluted income per common share		$0.45	$0.13		$0.31	$0.09

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 and 2015

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

	Nine months ended March 31, 2016			Nine months ended March 31, 2015
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic Numerator:
Net income available to common stockholders	$9,360	$8,752	$155	$7,212	$6,743	$119
Denominator:
Weighted average shares outstanding	6,050	6,050	383	6,050	6,050	383
Basic income per common share	$1.55	$1.45	$0.40	$1.19	$1.11	$0.31

Diluted Denominator:
Weighted average shares outstanding		6,050	383		6,050	383
Convertible Class C Stock		128	—		128	—
Total denominator for diluted earnings per share		6,178	383		6,178	383
Diluted income per common share		$1.42	$0.40		$1.09	$0.31

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update includes provisions intended to simplify various aspects of accounting for share-based compensation. ASU No. 2016-09 will take effect for public companies for the annual periods beginning after December 15, 2016. The Company is currently assessing the potential impact of ASU No. 2016-09 on the Company’s consolidated condensed financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 and 2015

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets and deferred tax liabilities as non-current in a classified balance sheet. The ASU simplified the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and non-current in a classified balance sheet. This standard is effective for annual periods and interim periods within those fiscal years, beginning after December 15, 2016 but permits entities to early adopt at the beginning of any interim or annual period. During the quarter ended December 31, 2015, the Company elected to early adopt ASU 2015-17 and applied the change retrospectively to all periods present. As a result, the Company presented all deferred assets and liabilities as non-current in its consolidated balance sheet. The adoption of this ASU did not result in a reclassification of the Company’s net deferred tax assets and liabilities as of June 30, 2015. As of March 31, 2016, there was no impact on the Company’s results of operations as a result of the adoption of ASU No. 2015-17

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2017, as deferred including interim periods within the reporting period and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently evaluating the effect that this ASU will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on it ongoing financial reporting.

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

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of March 31, 2016 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2016 or 2015, and it does not believe that any of those pronouncements will have a significant impact on our condensed consolidated financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported consolidated net income for any periods presented.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 and 2015

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at March 31, 2016:

	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,614	$288	$4,326
Accounts receivable - related party	$30	—	$30
Medical receivable	$36,164	$26,067	$10,097
Management and other fees receivable	$28,873	$12,972	$15,901
Management and other fees receivable - related medical practices ("PC’s")	$4,462	$403	$4,059

Receivables, net is comprised of the following at June 30, 2015:

	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,153	$362	$3,791
Accounts receivable - related party	$—	—	$—
Medical receivable	$24,541	$15,459	$9,082
Management and other fees receivable	$27,330	$13,272	$14,058
Management and other fees receivable - related medical practices ("PC’s")	$3,910	$403	$3,507

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

MARCH 31, 2016 and 2015

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 59% and 55% of the PCs’ net revenues for the three months ended March 31, 2016 and 2015, respectively, were derived from no-fault and personal injury protection claims. Approximately 60% and 54% of the PCs’ net revenues for the nine months ended March 31, 2016 and 2015, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 10.2% and 11% of the consolidated net revenues for the three months ended March 31, 2016 and 2015, respectively. Net revenues from management and other fees charged to the related PCs accounted for approximately 10.3% and 10.6% of the consolidated net revenues for the nine months ended March 31, 2016 and 2015, respectively.

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

MARCH 31, 2016 and 2015

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (Continued)

The Company’s patient fee revenue, net of contractual allowances and discounts less the provision for bad debts for the three and nine months ended March 31, 2016 and 2015 are summarized in the following tables.

	For the Three Months Ended March 31,
	2016	2015
Commercial Insurance/ Managed Care	$1,245	$1,091
Medicare/Medicaid	332	292
Workers' Compensation/Personal Injury	5,453	4,513
Other	1,665	1,388
Patient Fee Revenue, net of contractual allowances and discounts	8,695	7,284
Provision for Bad Debts	(3,830)	(3,201)
Net Patient Fee for Revenue	$4,865	$4,083

	For the Nine Months Ended March 31,
	2016	2015
Commercial Insurance/ Managed Care	$3,438	$3,245
Medicare/Medicaid	874	896
Workers' Compensation/Personal Injury	15,649	11,354
Other	4,635	5,205
Patient Fee Revenue, net of contractual allowances and discounts	24,596	20,700
Provision for Bad Debts	(10,608)	(9,244)
Net Patient Fee for Revenue	$13,988	$11,456

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

	March 31, 2016	June 30, 2015
Purchased parts, components and supplies	$2,033	$2,043
Work-in-process	201	149
Total Inventories	$2,234	$2,192

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 and 2015

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 5 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information relating to uncompleted contracts is as follows:

	March 31, 2016	June 30, 2015
Costs incurred on uncompleted contracts	$2,310	$1,862
Estimated earnings	1,622	1,371
Subtotal	3,932	3,233
Less: Billings to date	3,908	2,693
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$24	$540

Included in the accompanying condensed consolidated balance sheets under the following captions:

	March 31, 2016	June 30, 2015
Costs and estimated earnings in excess of billings on uncompleted contracts	$279	$682
Less: Billings in excess of costs and estimated earnings on uncompleted contracts	255	142
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$24	540

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheet consist of the following:

	March 31, 2016	June 30, 2015
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	4,612	4,547
Non-compete	4,100	4,100
Customer relationships	3,800	3,800
Gross Other intangible assets	19,517	19,452
Less: Accumulated amortization	11,451	10,502
Other Intangible Assets	$8,066	$8,950

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 and 2015

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 6 – OTHER INTANGIBLE ASSETS (Continued)

Amortization of patents and copyrights for the three months ended March 31, 2016 and 2015 amounted to $47 and $46, respectively.

Amortization of capitalized software development costs for the three months ended March 31, 2016 and 2015 amounted to $65 and $81, respectively.

Amortization of non-compete for the three months ended March 31, 2016 and 2015 amounted to $146 and $146, respectively.

Amortization of customer relationships for the three months ended March 31, 2016 and 2015 amounted to $47 and $47, respectively.

Amortization of patents and copyrights for the nine months ended March 31, 2016 and 2015 amounted to $141 and $137, respectively.

Amortization of capitalized software development costs for the nine months ended March 31, 2016 and 2015 amounted to $227 and $246, respectively.

Amortization of non-compete for the nine months ended March 31, 2016 and 2015 amounted to $439 and $439, respectively.

Amortization of customer relationships for the nine months ended March 31, 2016 and 2015 amounted to $142 and $142, respectively.

 NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

	March 31, 2016	June 30, 2015
Accrued salaries, commissions and payroll taxes	$903	$992
Accrued interest	117	117
Litigation accruals	493	521
Sales tax payable	2,565	2,539
Legal and other professional fees	307	344
Accounting fees	193	235
Self-funded health insurance reserve	434	510
Interest and penalty - sales tax	2,644	2,509
Other	982	486
Total Other Current Liabilities	$8,638	$8,253

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 and 2015

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the three months ended March 31, 2016
Net revenues from external customers	$2,454	$16,165	$18,619
Inter-segment net revenues	$546	$—	$546
(Loss) income from operations	$(207)	$4,304	$4,097
Depreciation and amortization	$79	$751	$830
Capital expenditures	$31	$117	$148

For the three months ended March 31, 2015
Net revenues from external customers	$2,486	$14,610	$17,096
Inter-segment net revenues	$502	$—	$502
(Loss) income from operations	$(367)	$3,033	$2,666
Depreciation and amortization	$78	$811	$889
Capital expenditures	$111	$—	$111

For the nine months ended March 31, 2016
Net revenues from external customers	$7,833	$46,766	$54,599
Inter-segment net revenues	$1,594	$—	$1,594
Income from operations	$18	$11,919	$11,937
Depreciation and amortization	$242	$2,265	$2,507
Capital expenditures	$390	$209	$599

For the nine months ended March 31, 2015
Net revenues from external customers	$9,177	$42,996	$52,173
Inter-segment net revenues	$1,504	$—	$1,504
Income from operations	$457	$9,246	$9,703
Depreciation and amortization	$229	$2,436	$2,665
Capital expenditures	$178	$55	$233

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 and 2015

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 9– SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended March 31, 2016 and March 31, 2015, the Company paid $280 and $406 for interest, respectively.

During the nine months ended March 31, 2016 and March 31, 2015, the Company paid $235 and $99 for income taxes, respectively.

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

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2015 with the exception of the case with Dr. Shapiro. The case was settled for $258,400 plus interest on February 18. 2016.

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of March 31, 2016, the Company has recorded tax obligations of approximately $2,565 plus interest and penalties of approximately $2,644. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $100 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of March 31, 2016 and June 30, 2015, the Company had approximately $434 and $510, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

In March 2016, the Company signed a 2nd amendment with Signature Bank to extend the terms of the revolving loan to September 2018. As of March 31, 2016, the Company has not been advanced any money under this revolving loan.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 and 2015

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

The Company recorded a deferred tax asset of $8,423 and a deferred tax liability of $510 as of March 31, 2016, primarily relating to net operating loss carryforwards of approximately $122,926 available to offset future taxable income through 2034. The net operating losses begin to expire in 2019 for federal tax purposes and in 2015 for state income tax purposes.

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

NOTE 12- SUBSEQUENT EVENTS

On May 2, 2016, the Company repaid the balance of the Class A Stockholders capital contribution in the amount of $1,125. As a result, the Company’s subsidiary, HMCA, owns a 100% interest in Imperial Management Services.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the nine month period ended March 31, 2016, we reported a net income of $11.5 million on revenues of $54.6 million as compared to net income of $9.2 million on revenues of $52.2 million for the nine month period ended March 31, 2016. Operating income increased 23.0% from $9.7 million for the nine month period ended March 31, 2015 to $11.9 million for the six month period ended March 31, 2016.

For the three month period ended March 31, 2016, we reported net income of $3.9 million on revenues of $18.6 million as compared to net income of $2.5 million of revenues of $17.1 million for the three month period ended December 31, 2015.

The revenue increase of 4.6%, from $52.2 million for the first nine months of fiscal 2015 to $54.6 million for the first nine months of fiscal 2016, was primarily due to an increase in patient fee revenue (net of contractual allowances and discounts) from $11.5 million for the first nine months of fiscal 2015 to $14.0 million for the first nine months of fiscal 2016. There were also increases in net management fees of $1.2 million, from $31.6 million for the first nine months of fiscal 2015 to $32.8 million for the first nine months of fiscal 2016.

Offsetting these increases, however, net product sales decreased by 56.8% to $780,000 for the first nine months of fiscal 2016 from $1.8 million for the first nine months of fiscal 2015. Service and repair fees also decreased by 4.3% to $7.1 million for the first nine months of fiscal 2016 from $7.4 million for the first nine months of fiscal 2015.

The increase in the amount of our revenues was higher than the increase in the amount of our costs and expenses, and as a result, our operating income of $11.9 million for the nine months ended March 31, 2016 was higher than our operating income of $9.7 million for the nine months ended March 31, 2015. In terms of percentages, costs and expenses increased 0.5% from $42.5 million in the first nine months of fiscal 2015 to $42.7 million in the first nine months of fiscal 2016, while revenues increased 4.6%, from $52.2 million in the first nine months of fiscal 2015 to $54.6 million in the first nine months of fiscal 2016.

Fonar’s wholly-owned subsidiary, Health Management Corporation of America (“HMCA”), is the controlling, but not sole owner of two limited liability companies, Imperial Management Services, LLC (“Imperial”) and Health Diagnostics Management, LLC (“HDM”). Effective July 1, 2015, the Company restructured the corporate organization of the management of diagnostic imaging centers segment of the business. The reorganization was structured to more completely integrate the operations of HMCA and HDM. Imperial Management Services LLC contributed all of its assets (which had been utilized in the business of HMCA) to HDM and received a 24.2% interest in HDM. HMCA retained a direct ownership interest of 45.8% in HDM, and the original investors in HDM retained a 30.0% ownership interest in the newly expanded HDM. The entire management of the diagnostic imaging centers business segment is now being conducted by HDM, operating under the name “Health Management Company of America”. For the sake of simplicity, HMCA, Imperial and HDM are referred to as “HMCA”, unless otherwise indicated.

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

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales decreased 56.8% to $780,000 for the first nine months of fiscal 2016 from $1.8 million for the first nine months of fiscal 2015. Costs related to product sales also decreased, by 43.9%, from $1.7 million for the nine month period ended March 31, 2015 to $939,000 for the nine month period ended March 31, 2016. The decrease in sales revenues, when expressed as a percentage, reflects the volatility resulting from low sales volume. During the first nine months of fiscal 2015 we sold two scanners; during the first nine months of fiscal 2016 we sold one scanner. Continuing tight credit and economic uncertainty, together with lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products.

Service revenues decreased 4.3% from $7.4 million for the nine month period ended March 31, 2015 to $7.1 million for the nine month period ended March 31, 2016. However, service revenues increased 4.6% from $2.3 million for the three month period ended March 31, 2015 to $2.4 million for the three month period ended March 31, 2016. Continuing lower sales volumes have been a factor ultimately contributing to decreasing service revenues, as the number of older scanners being taken out of service has been greater than the number of new scanners being placed under service agreements following the expiration of their warranties.

FONAR CORPORATION AND SUBSIDIARIES

Costs relating to providing service for the first nine months of fiscal 2016 decreased by 4.2% from $1.63 million in the first nine months of fiscal 2015 to $1.56 million in the first nine months of fiscal 2016. Costs relating to providing service for the three month period ended March 31, 2016 also decreased, by 12.4% to $558,000 from $637,000 for the three month period ending March 31, 2015. We believe that an important factor in controlling our service costs is our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis, and to detect and repair any irregularities before more serious problems result.

There were approximately $440,000 in foreign revenues for the first nine months of fiscal 2016 as compared to approximately $1.9 million in foreign revenues for the first nine months of fiscal 2015, representing a decrease in foreign revenues of 76.8%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

Revenues for the medical equipment segment as a whole decreased by 14.6% to $7.8 million for the first nine months of fiscal 2016 from $9.2 million for the first nine months of fiscal 2015. Operating results for our medical equipment segment decreased to an operating income of $18,000 for the first nine months of fiscal 2016 as compared to an operating income of $457,000 for the first nine months of fiscal 2015. For the first nine months of fiscal 2016, our medical equipment segment recognized a net loss of $226,000, compared to a net income of $377,000 in the same period of fiscal 2015.

Diagnostic Facilities Management Services

HMCA revenues increased in the first nine months of fiscal 2016 by 8.8% to $46.8 million from $43.0 million for the first nine months of fiscal 2015. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment increased to 85.7% for the first nine months of fiscal 2016, from 82.5% for the first nine months of fiscal 2015).

The increase in HMCA revenues is principally due to HMCA’s success in marketing the scanning services of the facilities managed or owned by HMCA, notwithstanding the decrease in reimbursement rates paid for MRI scans by insurers, Medicare and other government programs. The reductions in reimbursement rates are not unique to HMCA or HMCA’s clients but are being experienced by the industry in general.

HMCA’s efforts are countering the effects of lower reimbursement rates by increasing the scan volume of the facilities it owns or manages.

As a result of our vigorous marketing efforts, the number of scans performed at our centers and at our client’s centers increased from 106,259 in the first nine months of fiscal 2015 to 116,226 in the first nine months of fiscal 2016.

FONAR CORPORATION AND SUBSIDIARIES

We manage twenty-five sites, twenty-four of which are equipped with Fonar Upright® MRI scanners (our Upright® MRI Scanners are also called Stand-Up® MRI Scanners). HMCA experienced an operating income of $11.9 million for the first nine months of fiscal 2016 compared to operating income of $9.2 million for the first nine months of fiscal 2015.

HMCA’s cost of revenues for the first nine months of fiscal 2016 as compared to the first nine months of fiscal 2015 increased by 5.5% from $25.4 million to $26.8 million.

Consolidated

For the first nine months of fiscal 2016, our consolidated net revenues increased by 4.6% to $54.6 million from $52.2 million for the first nine months of fiscal 2015, and total costs and expenses increased by 0.5% to $42.7 million for the first nine months of fiscal 2016 from $42.5 million for the first nine months of fiscal 2015. As a result, our operating income increased 23.0% to $11.9 million in the first six months of fiscal 2016 from $9.7 million in the first nine months of fiscal 2015.

Selling, general and administrative expenses increased by 11.9% to $12.4 million in the first nine months of fiscal 2016 from $11.1 million in the first nine months of fiscal 2015. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, decreased, by 100%, to $0 for the first nine months of fiscal 2016 from $53,200 for the first nine months of fiscal 2015.

Research and development expenses increased by 11.4% to $1.2 million for the first nine months of fiscal 2016 from $1.1 million for the first nine months of fiscal 2015.

Interest expense in the first nine months of fiscal 2016 decreased by 23.7% to $416,000 from $545,000 in the first nine months of fiscal 2015. The decrease was due to the repayment of debt incurred by Fonar in connection with the acquisition of HDM.

Inventories remained constant at $2.2 million at March 31, 2016 and June 30, 2015. This represents our purchase of raw materials and components in our business operations.

Net Management fee and medical receivables increased by 12.8% to $30.1 million at March 31, 2016 from $26.6 million at June 30, 2015 as a result of slower collections. The slower collections were primarily due to an increase in no-fault and workers’ compensation revenue, which typically takes longer to collect.

The results of operations for the first nine months of fiscal 2016 reflect an increase in revenues from management, patient and other fees, as compared to the first nine months of fiscal 2015 ($46.8 million for the first nine months of fiscal 2016 as compared to $43.0 million for the first nine months of fiscal 2015), and an decrease in MRI equipment segment revenues ($7.8 million as compared to $9.2 million). Revenues were 14.3% from the MRI equipment segment as compared to 85.7% from HMCA, for the first nine months of fiscal 2016, as compared to 17.6% from the MRI equipment segment and 82.4% from HMCA for the first nine months of fiscal 2015.

The implementation of the Patient Protection and Affordable Care Act (PPACA) is having a profound impact on the healthcare industry. We are experiencing some of the impact of the Act on our business in the reduction of reimbursement rates and fewer sales of our MRI equipment, but are unable to predict the ultimate effect of the legislative mandates and regulations on our MRI equipment segment or HMCA segment in the future.

FONAR CORPORATION AND SUBSIDIARIES

We are committed to improving our operating results and dealing with the challenges posed by legislative and regulatory requirements. Nevertheless, factors beyond our control, such as the timing and rate of market growth, economic conditions, the availability of credit and payor reimbursement rates, or unexpected expenditures and the timing of such expenditures, make it difficult to forecast future operating results.

As mentioned, one of the effects of the PPACA on our business has been the reduction in Medicare reimbursement rates for MRI scans. This also has resulted in a reduction in the reimbursement rates by commercial insurers and government programs which tie their reimbursement rates to the Medicare rates. Nevertheless, the increased patient volume of the scanning centers we manage or own has enabled us to maintain a healthy profitability in spite of these challenges. We believe we are pursuing the correct policies to cope with these problems and to improve the Company’s operating results. However, our future revenues and results of operations may be adversely impacted by future reductions in reimbursement rates.

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

FONAR CORPORATION AND SUBSIDIARIES

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

The paper, titled “The Possible Role of Cranio-Cervical Trauma and Abnormal CSF Hydrodynamics in the Genesis of Multiple Sclerosis," appears in the the Journal of Physiological Chemistry and Physics and Medical NMR (Sept. 20, 2011).

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

Liquidity and Capital Resources

Cash and cash equivalents increased by 39.1% from $9.4 million at June 30, 2015 to $13.1 million at March 31, 2016, primarily as a result of the increased profitability of HMCA.

Cash provided by operating activities for the first nine months of fiscal 2016 was $10.3 million. Cash provided by operating activities was attributable principally to net income of $11.5 million, an increase in other current liabilities of $576,000, and depreciation and amortization of $2.5 million, offset by an increase in accounts, management fees and medical receivables of $3.7 million.

Cash used in investing activities for the first nine months of fiscal 2016 was $599,000. The principal uses of cash used in investing activities during the first nine months of fiscal 2016 consisted of patent costs of $65,000 and the purchase of property and equipment of $534,000.

Cash used in financing activities for the first nine months of fiscal 2016 was $6.0 million. The principal uses of cash in financing activities during the first six months of fiscal 2016 were the repayment of principal on long-term debt and capital lease obligations of $1.9 million and distributions to non-controlling interests of $4.1 million.

FONAR CORPORATION AND SUBSIDIARIES

Total liabilities decreased by 7.0% to $23.9 million at March 31, 2016 from $25.7 million at June 30, 2015. “Other” current liabilities increased by 4.7% to $8.6 million at March 31, 2016 from $8.3 million at June 30, 2015, offset by a decrease in long-term debt and capital lease obligations from $5.7 million to $3.9 million. The current portion of our unearned revenue on service contracts increased from $4.2 million to $4.4 million. Customer deposits decreased from $1.9 million at June 30, 2015 to $1.5 million at March 31, 2016 as a result of reduced sales.

As of March 31, 2016, the total of $8.8 million in “other” current liabilities included accrued salaries and payroll taxes of $903,000, and sales taxes of $2.6 million plus accrued interest and penalties of $2.6 million.

Our working capital increased to $32.3 million at March 31, 2016 from $24.8 million at June 30, 2015. This resulted from an increase in current assets ($43.6 million at June 30, 2015 as compared to $50.9 million at March 31, 2016), and a smaller decrease in current liabilities from $18.8 million at June 30, 2015 to $18.6 million at March 31, 2016.

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

The Company believes that its business plan has been responsible for the past four consecutive fiscal years and past three fiscal quarters of profitability (fiscal 2012, fiscal 2013, fiscal 2014, fiscal 2015 and the first nine months of fiscal 2016) and that its capital resources will be adequate to support operations at current levels through at least March 31, 2017. In the past, the Company experienced periods of working capital deficits and prior to fiscal 2011, losses. The future effects on our business of healthcare reform legislation, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, reimbursement rates and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Acting Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016. Based on this evaluation, the Company’s Principal Executive Officer and Acting Principal Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2016 because of the material weakness in our internal control over financial reporting described in our Annual Report on Form 10-K. The Company’s plan is to implement changes in information technology general controls in order to improve controls over segregation of duties, restricted access to programs and data, and to change management activities in order to address the previously reported internal control deficiencies in our Form 10-K. The Company is engaging the services of independent consultants to assist in addressing and reviewing its internal controls, including information technology general controls.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, during the fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2015 and our Form 10-Q for the six months ended December 31, 2015.

Item 1A – Risk Factors: An investment in the securities of the Company is subject to various risks, the most significant of which are summarized below.

FONAR CORPORATION AND SUBSIDIARIES

1. Reduced Reimbursement Rates. Most of our revenues are derived from our scanning center business conducted by HMCA. Our scanning center clients and the Florida facilities owned by HMCA are experiencing lower reimbursement rates from Medicare, other government programs and private insurance companies. To date, the impact of these reductions has been countered by increasing scanning volume, thereby maintaining profitability in this business segment. There is, however, no assurance that we will be able to continue to do so.

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

4. Dependence on Referrals. HMCA derives substantially all of its revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at the facilities. We depend on referrals of patients from unaffiliated physicians and other third parties to the facilities we manage or own for the MRI scanning services performed. If these physicians and other third parties were to reduce the number of patients they refer or discontinue referring patients, scan volumes could decrease, which would have the effect of reducing our net revenue, from both management and scanning fees, and operating margins.

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

FONAR CORPORATION AND SUBSIDIARIES

7. Changes to Insurance Programs. Changes in the eligibility requirements for governmental programs such as the Medicaid program and state decisions on whether to participate in the expansion of such programs could increase the number of patients who participate in such programs. A shift in payor mix from managed care and other private payors to government payors could result in a reduction in the rates of reimbursement with a corresponding decrease in our clients’ and HMCA’s revenues. Even for patients in private insurance plans, changes to their plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables for the scanning centers we manage or own. These factors could have a material adverse effect on our business.

8. Proposed Reduction of New York Workers’ Compensation Benefits. A proposal was published by the New York State Workers’ Compensation Board (“NYSWCB”) to change the fee schedule for Workers’ Compensation payments which would have reduced fees for the most commonly billed radiology procedures. These reductions threatened to have a material adverse impact on the business of the scanning centers we manage or own. After receiving many negative comments, the NYSWCB withdrew the proposal. We are presently waiting for a new proposal to be published, but we do not have an indication as to when the NYSWCB may do so, or what such a proposal may be.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: The Company has not issued any unregistered shares of its Common Stock during the first nine months of fiscal 2016.

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

FONAR CORPORATION AND SUBSIDIARIES

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:

a)	Exhibit 31.1 Certification. See Exhibits
b)	Exhibit 32.1 Certification. See Exhibits
c)	Report on Form 8-K filed on January 14, 2016, Item 2.02: Results of Operations and Financial Condition for the fiscal quarter ended December 31, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FONAR CORPORATION

(Registrant)

By: /s/ Timothy Damadian

Timothy Damadian

President and Principal Executive Officer

/s/ Raymond V. Damadian

Raymond V. Damadian

Chairman of the Board, Treasurer and Acting Principal Financial Officer