Form 10-K
period 2016-06-30
FONAR CORP
filed 2016-09-28
CIK 355019

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

_____________________

FORM 10-K

_____________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 0-10248

___________________________

FONAR CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	11-2464137
(State of incorporation)	IRS Employer Identification Number)

110 Marcus Drive, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

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
Yes ___X___ No _______

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___X____ No ______

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K, §229.405 of this Chapter, is not contained, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to the Form 10-K. [X]

FONAR CORPORATION AND SUBSIDIARIES

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ____
Accelerated filer __X__ Non-accelerated filer ____ Smaller reporting company ____

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No __X__

The aggregate market value of the shares of Common Stock held by non-affiliates as of December 31, 2015 based on the closing price of $17.26 per share on such date as reported on the NASDAQ System, was approximately $104 million. The other outstanding classes do not have a readily determinable market value.

As of September 6, 2016, 6,157,766 shares of Common Stock, 146 shares of Class B Common Stock, 382,513 shares of Class C Common Stock and 313,438 shares of Class A Non-voting Preferred Stock of the registrant were outstanding.

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

THE UPRIGHT® MRI SCANNER

The Upright® MRI (also known as the “Stand-Up® MRI”) is a “whole-body” MRI, meaning it can be used to scan any part of the body. Unlike conventional recumbent MRI scanners, the Upright® MRI permits MRI diagnoses to be made in the weight-bearing state. The Upright® MRI allows patients to be scanned while standing, sitting, bending or lying down. This means that an abnormality or injury, such as a slipped disk, may be scanned under full weight-bearing conditions, which more often than not is the position in which patients experience pain. An adjustable bed allows patients to stand, sit or lie on their backs, sides or stomachs. The Upright® MRI is by design a non-claustrophobic MRI scanner.

HMCA manages a total of 25 MRI scanning facilities, four of which are owned by subsidiaries of HMCA. Eighteen facilities are located in New York and seven are located in Florida. (The four facilities owned by HMCA subsidiaries are in Florida, where the corporate practice of medicine is permitted.) Twenty-four facilities are equipped with Upright® MRI scanners. We believe that the utilization of Fonar Upright® MRI scanning systems, which are produced under the protection of our patents, have been a significant factor in the increased patient volume of the scanning facilities.

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

FONAR CORPORATION AND SUBSIDIARIES

For instance, the Fonar Upright® technology has demonstrated its key value on patients with the Arnold-Chiari Syndrome, which is believed to affect 200,000 to 500,000 Americans. In this syndrome, brain stem compression and subsequent severe neurological symptoms occur in these patients, when because of weakness in the support tissues within the skull, the brain stem descends and is compressed and entrapped at the base of the skull in the foramen magnum, which is the circular bony opening at the base of the skull where the spinal cord exits the skull. The brain structures “entrapped” in Chiari Syndrome are the lowest lying structures of the brain, the tonsils of the cerebellum. The Chiari Syndrome is therefore alternately named Cerebellar Tonsillar Ectopia (CTE) indicating the displacement (ectopia) of these Cerebellar tonsils in this syndrome. Classic symptoms of the Chiari Syndrome include the “drop attack,” where the patient unexpectedly experiences an explosive rush or nervous discharge at the base of the brain which rushes down the body to the extremities, causing the patient to collapse in a temporary neuromuscular paralysis; this subsides when the patient is lying down. Conventional lie-down MRI scanners cannot make an adequate evaluation of the pathology since the patient’s pathology is most visible and the symptoms most acute when the patient is scanned in the upright weight-bearing position.

A publication in the Journal “Brain Injury” (Brain Injury 2010, 24 (7-8) 988-994) of 1,200 neck pain patients reported that the fallen cerebellar tonsils of the brain (CTE) were missed 75% of the time when the patient was scanned only in the recumbent position. It is critical to have an image of the patient in an upright position so that the neurosurgeons can fully evaluate the extent of the brain stem and choose the most appropriate surgical approach for the operative repair.

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

The Upright® MRI is also the world’s most non-claustrophobic whole-body MRI scanner. Patients can simply walk into the magnet, stand or sit for their scans and then walk out. Any site with a Fonar Upright® MRI scanner is capable of providing Open Sky® MRI scanning services. The magnet’s front-open and top-open design provides an unprecedented degree of comfort because there is nothing in front of the patient’s face except for a large (42”) flat-screen TV that is mounted on the wall. The default position for the bed is a tilt back of seven degrees that minimizes patient motion. Special coil fixtures, a patient seat, Velcro straps, and transpolar stabilizing bars are also used to keep the patient comfortable and motionless throughout the scanning process.

Full-range-of-motion studies of the joints in a multiple of directions are possible, an especially promising feature for sports injuries. Full Range of Motion cines, or movies, of the lumbar spine can also be achieved under full body weight.

FONAR CORPORATION AND SUBSIDIARIES

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

During fiscal 2016, sales of our Upright® MRI scanners accounted for approximately 1.1% of our total revenues and 7.7% of our medical equipment revenues, as compared to 2.3% of total revenues and 14.1% of medical equipment revenues in fiscal 2015, and as compared to 1.4% of our total revenues and 7.9% of medical equipment revenues in fiscal 2014. These results reflect the volatility in our sales of scanners.

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

FONAR CORPORATION AND SUBSIDIARIES

During fiscal 2016, sales were made to customers in the [United Arab Emirates, Switzerland, Canada and to Medserena in Germany.] CEO Matthias Schulz of Medserena, Fonar’s principal foreign sales representative and distributor, has said, “The large number of requests coming from our physicians in Germany are arising because of the special medical need for FONAR’s unique technology. This is in spite of an intensely active MRI market in Germany, where there are already many conventional lie-down MRIs installed.” [Medserena also has expanded its market to the United Kingdom with the opening of a Fonar Upright® MRI scanner in London.]

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

Our advertising for Fonar and HMCA re-enforces the unique value provided by Fonar MRI scanners. We have increased internet awareness of our product by driving patient traffic to the Upright® scanning centers we manage via the Fonar website (www.fonar.com) as well as by creating Websites for every location. These websites give prospective customers of Upright® MRI scanners a view of operating Upright® MRI centers and highlight the benefits of using an Upright® MRI scanner. The success of HMCA-managed sites not only increases management fees to HMCA but encourages new sales for Fonar as well.

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

During the fiscal year ended June 30, 2016, 1.1% of the Company's revenues were generated by foreign sales, as compared to 3.0% for fiscal 2015.

SERVICE AND UPGRADES FOR MRI SCANNERS

Our customer base of installed scanners has been and will continue to be an additional source of income, independent of direct sales.

Income is generated from the installed base in two principal areas, namely, service and upgrades. Service and maintenance revenues from our external installed base were approximately $9.5 million in fiscal 2016 and $9.7 million in fiscal 2015. Notwithstanding the decrease in service revenues in fiscal 2016, our objective is to maintain service revenues at present levels or better, based on the longevity of the technology and refurbishments and upgrades which keep the scanners competitive with the latest techniques.

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

FONAR CORPORATION AND SUBSIDIARIES

RESEARCH AND DEVELOPMENT

During the fiscal year ended June 30, 2016, we incurred expenditures of $1,631,846, none of which were capitalized, on research and development, as compared to $1,812,398, none of which were capitalized, during the fiscal year ended June 30, 2015.

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

BACKLOG

Our backlog of unfilled orders at September 9, 2016 was approximately $1.7 million, as compared to $2.5 million at September 10, 2015. It is expected that the existing backlog of orders will be filled within the 2017 fiscal year.

PATENTS AND LICENSES

We currently have numerous patents in effect which relate to the technology and components of our MRI scanners. We believe that these patents, and the know-how we have developed, are material to our business.

One of our patents, issued in the name of Dr. Damadian and licensed to Fonar, was United States patent No. 3,789,832, Apparatus and Method for Detecting Cancer in Tissue, also referred to in this report as the "1974 Patent". The 1974 Patent was the first MRI patent issued by the United States Patent Office. The development of our MRI scanners has been based upon the 1974 Patent, and we believe that the 1974 Patent was the first of its kind to utilize MR to scan the human body and to detect cancer. The 1974 Patent was extended beyond its original 17-year term and expired in February, 1992.

We have significantly enhanced our patent position within the industry and now possesses a substantial patent portfolio which provides us, under the aegis of United States patent law, "the exclusive right to make, use and sell" many of the scanner features which Fonar pioneered and which are now incorporated in most MRI scanners sold by the industry. As of June 30, 2016, 195 patents had been issued to Fonar, and approximately 21 patents were pending. A number of Fonar’s existing patents specifically relate to protecting Fonar’s position in the Upright MRI market. The patents further enhance Dr. Damadian's pioneer patent, the 1974 Patent, that initiated the MRI industry and provided the original invention of MRI scanning. The terms of the patents in Fonar’s portfolio extend to various times.

FONAR CORPORATION AND SUBSIDIARIES

We also have patent cross-licensing agreements with other MRI manufacturers. We have not licensed, however, any technology relating to Upright® MRI scanning.

PRODUCT COMPETITION

MRI SCANNERS

MRI takes advantage of the nuclear magnetic resonance signal elicited from the body's tissues and the exceptional sensitivity of this signal for detecting disease discovered by Fonar. Much of the serious disease of the body occurs in the soft tissue of vital organs. The maximum contrast available by x-ray with which to discriminate disease is 4%. Brain cancers differ from surrounding healthy brain by only 1.6% while the contrast in the brain by MRI is 25 times greater at 40%. X-ray contrasts among the body’s soft tissues are maximally 4%. Their contrast by MRI is 32.5 times greater (130%).

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

A majority of the MRI scanners in use in hospitals and outpatient facilities and at mobile sites in the United States are based on high field (1.5 - 3.0 Tesla) air core superconducting magnet technology.

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

One of the Upright MRI’s big competitive advantages is that it is dramatically different from the Open MRI in several important ways:

The Upright MRI does something clinically valuable that the high-field MRI machines cannot do (i.e. positional imaging, weight-bearing imaging).

Although the patient can extend his arms and possibly see out the sides while recumbent in an Open MRI, there is still a large intimidating magnet pole very close to and directly in front of the patient’s face. The Upright MRI allows the patient to look directly out of the scanner and watch a 42 inch TV.

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

Relative to the high-field systems, the Upright MRI has two major competitive advantages:

Patient positioning sometimes trumps a small increase in the image resolution and decrease in the scan time. As it is critical for physicians to not “miss” anything in the images, they recognize that the position-dependent pathology visualized with the Upright MRI will be invisible (“missed”) if their patients are scanned at a higher field strengths.

FONAR CORPORATION AND SUBSIDIARIES

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

Fonar faces competition within the MRI industry from such firms as General Electric Company, Philips N.V., Toshiba Corporation, Hitachi Corporation and Siemens A.G. Most competitors have marketing and financial resources more substantial than those available to us. They have in the past, and may in the future, heavily discount the sales price of their scanners. Such competitors sell both high field air core superconducting MRI scanners and iron frame products. Fonar’s original iron frame design, ultimately imitated by Fonar’s competitors to duplicate Fonar’s origination of “Open” MRI magnets, gave rise to current patent protected Upright® MRI technology with the result that Fonar today is the unique and only supplier of the highest field MRI magnets (0.6 Tesla) that are not superconducting, do not use liquid helium and are not therefore susceptible to severe consequences and downtime cause by a system quench.

The iron frame, because it controls the magnetic lines of force and places them where wanted and removes them from where not wanted, provides a more versatile magnet design than is possible with air core magnets. Air core magnets contain no iron but consist entirely of turns of current carrying wire.

Fonar expects to be the leader in weight-bearing and positional MRI for providing dynamic visualization of body parts including the spine and extremities.

OTHER IMAGING MODALITIES

Fonar’s MRI scanners also compete with other diagnostic imaging systems, all of which are based upon the ability of energy waves to penetrate human tissue and to be detected by either photographic film or electronic devices for presentation of an image on a display monitor. Three different kinds of energy waves - X-ray, gamma and sound - are used in medical imaging techniques which compete with MRI medical scanning, the first two of which involve exposing the patient to potentially harmful radiation. These other imaging modalities compete with MRI products on the basis of specific applications.

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

FONAR CORPORATION AND SUBSIDIARIES

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

On October 3, 2000 Fonar received FDA clearance for the Upright® MRI under the name “Indomitable”.

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

Fonar has initiated six voluntary recalls. Five of the recalls were Class II and one was Class III. The recalls involved making minor corrections to the product in the field. Frequently, corrections which are made at the site of the device are called field corrections as opposed to recalls.

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

FONAR CORPORATION AND SUBSIDIARIES

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

On June 30, 2016 the Company purchased 100% of the equity in Turnkey Services of New York, LLC and 100% of the equity in TK2 Equipment Management LLC. Turnkey Service of New York LLC and TK2 Equipment Management LLC both by way of several operating leases, had provided the Company with ancillary diagnostic imaging equipment to our managed MRI facilities.

As a result of scheduled reacquisitions of interests held by the investors, as of July 1, 2015, Health Management Corporation of America owned a 100% interest in Imperial and a 70% interest in HDM immediately prior to the reorganization.

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

As of August 1, 2016, HMCA managed a total of 25 MRI centers. For the 2015 fiscal year, the revenues HMCA recognized from the MRI facilities had increased to $57.6 million, and for the 2016 fiscal year the revenues further increased to $62.6 million. Four of these facilities in Florida are owned by HMCA subsidiaries.

HMCA GROWTH STRATEGY

HMCA’s growth strategy focuses on upgrading and expanding the existing facilities it manages and expanding the number of facilities it manages for its clients, including new sites. In connection with improving the performance of the facilities, we have added high field MRI scanners, extremity scanners and x-ray machines to the Upright MRI scanner at certain of the sites where such additional diagnostic imaging modalities are expected to produce the greatest return.

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

5. Cost Saving Programs. Based on available volume discounts, HMCA seeks to assist in obtaining favorable pricing for office and medical supplies, medical imaging film, equipment, contrast agents, such as gadolinuim, and other inventory for its clients.

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

HMCA’s objective is to free physicians from as many non-medical duties as is practicable, allowing physicians to spend less time on business and administrative matters and more time practicing medicine.

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

FONAR CORPORATION AND SUBSIDIARIES

The management fees paid by the facilities to HMCA are flat monthly fees. In fiscal 2015, the aggregate amount of management fees were $3,483,916 per month. In fiscal 2016, the aggregate amount of management fees were $3,674,059.

Fees under the management agreements are subject to adjustment by mutual agreement on an annual basis.

Dr. Damadian owns three of the MRI facilities in Florida managed by HMCA. The fees for these three sites in Florida owned by Dr. Damadian are flat monthly fees which are subject to adjustment by mutual agreement on an annual basis. In fiscal 2016, the aggregate amount of management fees paid to HMCA by these sites was $7,505,339.

The Florida facilities owned by HMCA subsidiaries directly bill their patients or the patients’ insurance carriers. Patient fees net of provision for bad debt were $18,446,023 in fiscal 2016.

HMCA contracts with an outside billing company (Melville, New York) to perform billing and collection for their clients’ No-Fault and Workers’ Compensation business. The fixed monthly fees were $85,000 for HMCA in fiscal 2015 and fiscal 2016.

HMCA MARKETING

HMCA's marketing strategy is to expand the business and improve the facilities which it manages. HMCA is seeking to increase the number of locations of those facilities where market conditions are promising and to promote growth of our clients' and Florida subsidiaries’ patient volume and revenue.

DIAGNOSTIC IMAGING FACILITIES

Diagnostic imaging facilities managed by HMCA provide diagnostic imaging services to patients referred by physicians who are either in private practice or affiliated with managed care providers or other payor groups. The facilities are operated in a manner which eliminates the admission and other administrative inconveniences of in-hospital diagnostic imaging services. Imaging services are performed in an outpatient setting by trained medical technologists under the direction of physicians employed by the diagnostic imaging facilities. Following diagnostic procedures, the images are reviewed by the interpreting physicians who prepare reports of these tests and their findings. Reports for the New York facilities are transcribed by HMCA personnel and reports for the Florida facilities are outsourced to independent contractors.

HMCA develops marketing programs and educational programs in an effort to establish and maintain referring physician relationships for our clients and Florida subsidiaries and to maximize reimbursement yields. HMCA also directs its marketing and educational efforts to managed care providers.

Managed care providers are an important factor in the diagnostic imaging industry. To further its position, HMCA is seeking to expand the imaging modalities offered at its managed and owned diagnostic imaging facilities. Three facilities in New York and three facilities in Florida have two MRI scanners. One facility in New York and two in Florida also perform x-rays.

REIMBURSEMENT

HMCA’s clients receive reimbursements for their services through Medicare, Medicaid, managed care, private commercial insurance, third party administrators, Workers’ Compensation, No-Fault and other insurance.

Medicare

The Medicare program provides reimbursement for hospitalization, physician, diagnostic and certain other services to eligible persons 65 years of age and over and certain other individuals.

FONAR CORPORATION AND SUBSIDIARIES

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

In addition to the foregoing changes to the usage assumptions, CMS’ 2010 regulatory changes to the MPFS also included a downward adjustment to services primarily involving the technical component rather than the physician work component, by adjusting downward malpractice payments for these services. These adjustments have been phased in over a four year period. For our fiscal year ended June 30, 2016, Medicare revenues represented approximately 5.0% of the revenues for HMCA’s clients and subsidiaries as compared to 5.1% for the fiscal year ended June 30, 2015. In January, 2014 additional reductions in Medicare reimbursement were adopted, and New York State is expected to propose reducing Workers’ Compensation reimbursements.

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

FONAR CORPORATION AND SUBSIDIARIES

Medicaid

The Medicaid program is a jointly-funded federal and state program providing coverage for low-income persons. In addition to federally-mandated basic services, the services offered and reimbursement methods vary from state to state. In many states, Medicaid reimbursement is patterned after the Medicare program; however, an increasing number of states have established or are establishing payment methodologies intended to provide healthcare services to Medicaid patients through managed care arrangements. In fiscal 2016, approximately 0.37% of the revenues of HMCA’s clients were attributable to Medicaid, as compared to 0.52% in fiscal 2015. Four of the Florida facilities (those owned by HMCA subsidiaries) do not participate in Medicaid.

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

FONAR CORPORATION AND SUBSIDIARIES

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

Failure to comply with the prohibition against billing for services ordered or supervised by physician who is excluded from any federal healthcare program, or the prohibition against employing or contracting with any person or entity excluded from any federal healthcare program.

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

In fiscal 2016, approximately 5.0% of the revenues of HMCA’s clients were attributable to Medicare and 0.37% were attributable to Medicaid. In fiscal 2015, approximately 5.1% of the revenues of HMCA’s clients were attributable to Medicare and 0.52% were attributable to Medicaid.

Deficit Reduction Act (DRA)

On February 8, 2006, the President signed into law the DRA. Effective January 1, 2007, the DRA provides that Medicare reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) performed in freestanding facilities will be capped. Payment is the lesser of the Medicare Physician Fee Schedule or the Hospital Outpatient Prospective Payment System (OPPS) rates. Implementation of these reimbursement reductions contained in the DRA has had an adverse effect on our business. We have been able to counter this effect by increasing our clients’ scan volumes through our vigorous marketing efforts and reducing our operating expenses.

The DRA also codified the reduction in reimbursement for multiple images on contiguous body parts previously announced by CMS, the agency responsible for administering the Medicare program. In November 2005, CMS announced that it would pay 100% of the technical component of the higher priced imaging procedure and 50% of the technical component of each additional imaging procedure for imaging procedures involving contiguous body parts within a family of codes when performed in the same session. CMS had indicated that it would phase in this 50% rate reduction over two years, so that the reduction was 25% for each additional imaging procedure in 2006 and another 25% reduction in 2007. However, for services furnished on or after July 1, 2010, the PPACA requires the full 50% reduction to be implemented.

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

HMCA’s clients and subsidiaries generate revenue from patients covered by no-fault insurance and workers' compensation programs. For the fiscal year ended June 30, 2016 approximately 51.6% of our clients’ receipts were from patients covered by no-fault insurance and approximately 7.8% of our client’s receipts were from patients covered by workers’ compensation programs. For the fiscal year ended June 30, 2015, approximately 46.9% of HMCA’s clients’ receipts were from patients covered by no-fault insurance and approximately 6.8% of HMCA’s clients’ receipts were from patients covered by workers’ compensation programs. (The foregoing numbers do not include payments from third party administrators). In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA could be required to modify its business practices and services in ways that could be more costly to HMCA or in ways that decrease the revenues which HMCA receives from its clients.

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

FONAR CORPORATION AND SUBSIDIARIES

EMPLOYEES

Fonar and HMCA had approximately 501 employees as of August 24, 2016. This total number included 15 in production, 31 in customer support, 7 in research and development, 6 in information technology, 57 in marketing and sales, 15 transcriptionists, 35 technologists, 48 in billing and collections, and 287 in various administrative positions. Approximately 290 employees were employed at the MRI facilities managed or owned by HMCA, primarily in administrative positions.

ITEM 1A. RISK FACTORS

An investment in our securities is subject to various risks, the most significant of which are summarized below.

1.	Reduced Reimbursement Rates. Most of our revenues are derived from our scanning center business conducted by HCMA. We are experiencing lower reimbursement rates from Medicare, other government programs and private insurance companies. To date, we have been able to counter the impact of these reductions by increasing our volume of scans and reducing our operating expenses, thereby maintaining profitability in this business segment. There is, however, no assurance that we will be able to continue to do so.

2.	Demand for MRI Scanners. The reduced reimbursement rates also affects our sales of MRI scanners negatively. With lower revenue projections, fewer prospective customers will be able to operate demand and lower prices for scanners. Although the reduced reimbursements may not affect foreign demand, a lower number of sales in the aggregate could reduce economies of scale and consequently, profit margins.

3.	Manufacturing Competition. Many if not most of our competing scanner manufacturers have significantly greater financial resources, production capacity, and other resources than we do. Such competitors would include General Electric, Siemens, Hitachi and Phillips. Although Fonar is the only company which can manufacture and sell the unique Stand-Up® (Upright®) MRI scanner, potential customers must be convinced that the purchase of a Fonar scanner is their best choice. We believe that with time, that objective will be reached, particularly with customers scanning patients having neck, back, knee and various orthopedic issues who would benefit from being scanned in weight-bearing positions.

4.	Dependence on Referrals. HMCA derives substantially all of its revenue, directly or indirectly, from fees charged for the diagnostic imaging services performed at the facilities. We depend on referrals of patients from unaffiliated physicians and other third parties to the facilities we manage or own for the services we perform. If these physicians and other third parties were to reduce the number of patients they refer or discontinue referring patients, scan volumes could decrease, which would reduce our net revenue and operating margins.

5.	Pressure to Control Healthcare Costs. One of the principal objectives of health maintenance organizations and preferred provider organizations is to control the cost of healthcare services. Healthcare providers participating in managed care plans may be required to refer diagnostic imaging tests to certain providers depending on the plan in which a covered patient is enrolled. In addition, managed care contracting has become very competitive. The expansion of health maintenance organizations, preferred provider organizations and other managed care organizations within New York or Florida could have a negative impact on the utilization and pricing of services performed at the facilities HMCA manages or owns to the extent these organizations exert control over patients’ access to diagnostic imaging services, selections of the provider of such services and reimbursement rates for those services.

6.	Scanning Facility Competition. The market for diagnostic imaging services is highly competitive. The facilities we manage or own compete for patients on the basis of reputation, location and the quality of diagnostic imaging services. Groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment are the principal competitors.

FONAR CORPORATION AND SUBSIDIARIES

7.	Eligibility Changes to Insurance Programs. Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. Healthcare reform legislation will increase the participation of individuals in the Medicaid program in states that elect to participate in the expanded Medicaid coverage. A shift in payor mix from managed care and other private payors to government payors or an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Changes in the eligibility requirements for governmental programs such as the Medicaid program and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. These factors and events could have a material adverse effect on our business, financial condition, and results of operations.

8.	Proposed Reduction of New York Workers’ Compensation Benefits. A proposal was published by the New York State Workers’ Compensation Board (“NYSWCB”) in 2014 to change the fee schedule for Workers’ Compensation payments. Initially, the fees proposed would be set at approximately 130% of the Medicare fees. This would reduce fees for the most commonly billed radiology procedures by approximately 60%. Further, since the Workers’ Compensation fees are coupled with the New York State No Fault Program, radiology providers would suffer similar reductions for No-Fault fees. Although we and the HMCA clients wrote to the NYSWCB to argue against this proposal, and other affected parties commented as well, there can be no assurance that the NYSWCB will withdraw or modify this proposal, or if they elect to do so, the extent to which the NYSWCB would modify their proposal. No further action, however, has been taken by the NYSWCB to advance this proposal for approximately two years. A significant reduction in Workers’ Compensation and No-Fault fees could have a material adverse impact on our business.

9.	Federal and state privacy and information security laws. We must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and privacy of PHI, including HIPAA and its implementing privacy and security regulations, as amended by the federal HITECH Act and collectively referred to as HIPAA. If we fail to comply with applicable privacy and security laws, regulations and standards, properly maintain the integrity of our data, protect our proprietary rights to our systems, or defend against cybersecurity attacks, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 2. PROPERTIES

Fonar and HMCA currently lease approximately 78,000 square feet of office and plant space at its principal offices in Melville, New York. The term of the lease runs through November, 2026. Management believes that the premises will be adequate for its current needs. HMCA also maintains office space for the Facilities owned by its subsidiaries in Florida and for its clients at the clients’ sites in New York and Florida under leases having various terms. HMCA owns the building for the client’s premises in Tallahassee, Florida. The Company received approval from the Suffolk County IDA on February 29, 2016 of a 50% property tax abatement, valued at $440,000, over a 10 year period commencing January, 2017.

ITEM 3. LEGAL PROCEEDINGS

Matt Malek Madison v. Fonar Corporation, United States District Court, Northern District of California, was commenced by plaintiff on August 27, 2007 to recover a down payment for a scanner in the amount of $300,000, with interest. The plaintiff sought costs of suit and attorney’s fees as well. Fonar answered the complaint and sued the plaintiff for breach of contract in the amount of $450,000. Although down payments are usually expressly non-refundable in Fonar’s quotations and agreements, in this case, the quotation contemplated the sale of four scanners, and provided that the deposit would be refundable with interest, if the customer were unable to find suitable locations in the San Francisco Bay area. The issue was whether the customer made a good faith effort to find locations; Fonar’s position was that the customer did not. The case went to trial before a judge; the parties submitted post-trial briefs, and judgment was awarded to the plaintiff. Fonar appealed the trial court’s decision, but on January 31, 2012, the U.S. Court of Appeals for the 9th Circuit affirmed the lower court’s decision awarding the plaintiff the $300,000 deposit with prejudgment interest from July 1, 2006. Fonar sought to have the Court of Appeals reconsider the decision en banc, (by all or a larger number of the judges on the Circuit Court of Appeals), but this was not granted. After no action being taken by the plaintiff for several years, on June 30, 2016 Fonar received a letter from plaintiff’s attorney seeking payment of the judgment. The plaintiff has agreed to accept the sum of $300,000 in full satisfaction of the judgment.

Shapiro v. Fonar Corporation, New York Supreme Court, Suffolk County. Previously, Fonar and Dr. Shapiro had settled an action commenced in Nassau County under the same name. The amount remaining payable under the settlement agreement according to Fonar’s records is $258,400, but the payment and timing of the payment was dependent on obtaining an order for an Upright® MRI Scanner for Fonar and the making of installment payments thereunder by the customer. Briefly stated, the balance of $258,400 was not yet due. Dr. Shapiro claimed that Fonar was in breach of the settlement agreement. Following settlement negotiations, Fonar agreed to pay Dr. Shapiro the sum of $258,400 in installments with interest.

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

Fiscal Quarter	Year	High	Low
January - March	2014	27.95	16.20
April - June	2014	18.70	11.28
July - September	2014	14.44	9.32
January - March	2015	14.25	10.00
April - June	2015	13.27	10.50
July - September 11	2015	11.13	9.10
January - March	2016	18.27	12.76
April - June	2016	21.95	13.65
July - September 6	2016	23.90	19.10

FONAR CORPORATION AND SUBSIDIARIES

Performance Graph

The following graph compares the annual change in the Company’s cumulative total shareholder return on its Common Stock during a period commencing on June 30, 2011 and ending on June 30, 2016 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (B) the difference between the Company’s share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the cumulative total return of each of: (a) the CRSP Composite Total Return Index for Nasdaq (“Nasdaq”); (b) the CRSP Total Return Index for Nasdaq Medical Equipment Manufacturers (“Nas-MED”); and (c) the CRSP Total Return Index for Nasdaq Healthcare companies (“Nas-Hea.”) during such period, assuming a $100 investment on June 30, 2011. The stock price performance on the graph below is not necessarily indicative of future price performance.

PERFORMANCE GRAPH
$900.00
$800.00
$700.00
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
$0.00
6/30/2011
6/29/2012
6/28/2013
6/30/2014
6/30/2015
6/30/2016
Fonar
NASDAQ
NAS-Med.
NAS-Hea.

Relative Dollar Values

	6/30/11	6/29/12	6/28/13	6/30/14	6/30/15	6/30/16
Fonar Common Stock	$100.00	$209.18	$334.69	$622.45	$539.80	$1,038.78
NASDAQ	$100.00	$106.99	$125.83	$165.05	$188.87	$185.70
NAS-Med	$100.00	$98.41	$121.45	$158.10	$186.39	$216.76
NAS-Hea	$100.00	$100.84	$127.90	$158.64	$227.22	$214.98

On September 6, 2016, we had approximately 1,047 stockholders of record of our Common Stock, 10 stockholders of record of our Class B Common Stock, 3 stockholders of record of our Class C Common Stock and 1,095 stockholders of record of our Class A Non-voting Preferred Stock.

At the present time, the only class of our securities for which there is a market is the Common Stock.

We currently have a policy of retaining earnings to finance the development and expansion of our business. We expect to continue this policy for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data has been extracted from our consolidated financial statements for the five years ended June 30, 2016. This consolidated selected financial data should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this form.

	As of and For the Periods Ended June 30,
	2016	2015	2014	2013	2012
STATEMENT OF OPERATIONS
Revenues	$73,368,210	69050996	$68,505,477	49,141,814	39,444,419
Cost of revenues	$38,870,898	$38,404,281	$37,247,449	$26,121,365	$21,195,680
Research and Development Expenses	1,631,846	$1,812,398	$1,760,821	$1,438,560	$1,242,656
Net Income(Loss)	$18,795,517	$15,430,383	$13,396,769	$10,256,362	$6,875,073
Basic net income (loss per common share	$2.43	$2.00	$1.62	$1.37	$0.93
Diluted Net Income (Loss) per common share	$2.38	$1.95	$1.58	$1.34	$0.91
Basic weighted average number of shares outstanding	6,050,893	6,050,632	6,009,822	5,933,318	5,778,695
Diluted Weighted average number of shares outstanding	6,178,397	6,178,136	6,137,326	6,060,822	5,906,199

BALANCE SHEET DATA
Working capital (deficiency)	$24,946,326	$24,828,161	$21,898,699	$16,748,144	$4,805,347
Total Assets	$84,887,606	$76,492,077	$76,789,843	$73,150,650	$33,635,002
Long-term debt and obligations under capital leases	$2,059,236	$5,699,302	$8,481,830	$12,887,005	$777,274
Stockholder’s (deficiency) equity	$60,776,307	$50,783,513	$45,906,592	$37,799,276	$11,101,065

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

At 0.6 Tesla field strength, the Upright® MRI is among the highest field open MRI scanners in the industry, offering non-claustrophobic MRI together with high-field image quality. Fonar’s open MRI scanners were the first high field strength open MRI scanners in the industry.

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

For the fiscal years ended June 30, 2016 and June 30, 2015, 10.2% and 10.7%, respectively, of total revenues were derived from contracts with facilities owned by Dr. Raymond V. Damadian, the President and principal stockholder of Fonar. The agreements with these MRI facilities are for one-year terms which renew automatically on an annual basis, unless terminated. The fees for these sites, which are located in Florida, are flat monthly fees.

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

The 2013 Medicare Physician Fee Schedule expands a reduction in reimbursement for multiple images. Payment will be made at 75% for the professional component and 50% for the technical component of the second and subsequent scans furnished by the same physician, to the same patient, in the same session, on the same day.

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

FONAR CORPORATION AND SUBSIDIARIES

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We recognize revenue and related costs of revenue from sales contracts for our MRI scanners and major upgrades, under the percentage-of-completion method. Under this method, we recognize revenue and related costs of revenue, as each sub-assembly is completed. Amounts received in advance of our commencement of production are recorded as customer advances.

We continuously, qualitatively and quantitatively evaluate the realizability (including both positive and negative evidence) of the net deferred tax assets and assess the valuation allowance periodically. Our evaluation considers the financial condition of the Company and the business conditions of the industry. If future taxable income or other factors are not consistent with our expectations, an adjustment to our allowance for net deferred tax assets may be required.  For net deferred tax assets we consider estimates of future taxable income, including tax planning strategies, in determining whether our net deferred tax assets are more likely than not to be realized.

At June 30, 2015, the net deferred tax asset was valued at $7,912,814. At June 30, 2016, the net deferred tax asset was valued at $12,560,581.

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

RESULTS OF OPERATIONS. FISCAL 2016 COMPARED TO FISCAL 2015

In fiscal 2016, we recognized net income of $18.8 million on revenues of $73.4 million, as compared to net income of $15.4 million on revenues of $69.1 million for fiscal 2015. This represents an increase in revenues of 6.3%. Patient fee revenue net of contractual allowances increased by 13.9%. Total costs and expenses increased by 5.1%. Our consolidated operating results improved by $1,455,739 to an operating income of $14.4 million for fiscal 2016 as compared to operating income of $12.9 million for fiscal 2015.

Discussion of Operating Results of Medical Equipment Segment

Fiscal 2016 Compared to Fiscal 2015

Revenues attributable to our medical equipment segment decreased by 6.1% to $10.8 million in fiscal 2016 from $11.5 million in fiscal 2015, with product sales revenues decreasing by 29.9% from $1.8 million in fiscal 2015 to $1.3 million in fiscal 2016. Service revenue decreased from $9.7 million in fiscal 2015 to $9.5 million in fiscal 2016.

The Upright® MRI is unique in that it permits MRI scans to be performed on patients upright in the weight-bearing state and in multiple positions that correlate with symptoms.

Product sales to unrelated parties decreased by 29.9% in fiscal 2016 from $1.8 million in fiscal 2015 to $1.3 million in fiscal 2016. There were no product sales to related parties in fiscal 2016 or 2015.

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

The operating results for the medical equipment segment decreased from income of $505,000 in fiscal 2015 to an operating loss of $1.9 million in fiscal 2016. This decrease is attributable most significantly to the fact that costs increased by a greater amount than the revenues increased.

We recognized revenues of $834,000 from the sale of our Upright® MRI scanners in fiscal 2016, while in fiscal 2015, we recognized revenues of $1,662,000 from the sale of Upright® MRI scanners.

FONAR CORPORATION AND SUBSIDIARIES

Research and development expenses, decreased to $1.6 million in fiscal 2016 from $1.8 million in fiscal 2015. Our expenses for fiscal 2016 represented continued research and development of Fonar’s scanners, Fonar’s new hardware and software product, Sympulse® and new surface coils to be used with the Upright® MRI scanner.

Discussion of Operating Results of Physician and Diagnostic Services Management Segment.

Fiscal 2016 Compared to Fiscal 2015

Revenues attributable to the Company's physician and diagnostic services management segment, HMCA, increased by 8.7% to $62.6 million in fiscal 2016 from $57.6 million in fiscal 2015. The increase in revenues was primarily due to including $3.1 million of patient fees (net of contractual allowances and discounts less provision for bad debts) from patient and third party payors recognized by four of the facilities in Florida. One of these locations added additional medical equipment which allowed it to increase volume.

Cost of revenues as a percentage of the related revenues for our physician and diagnostic services management segment increased from $34.3 million or 59.6% of related revenues for the year ended June 30, 2015 to $35.4 million, or 56.6% of related revenues for the year ended June 30, 2016. The revenues increased more than the costs relating to these revenues.

Operating results of this segment increased from operating income of $12.4 million in fiscal 2015 to operating income of $16.3 million in fiscal 2016. We believe that our efforts to expand and improve the operation of our physician and diagnostic services management segment are directly responsible for the profitability of this segment and our company as a whole.

Discussion of Certain Consolidated Results of Operations

Fiscal 2016 Compared to Fiscal 2015

Interest and investment income decreased slightly in 2016 compared to 2015. We recognized interest income of $224,263 in 2016 as compared to $225,270 in fiscal 2015, representing a decrease of 0.4%.

Interest expense of $262,193 was recognized in fiscal 2016, as compared to $702,095 in fiscal 2015, representing a decrease of 62.7%. This was due to additional principal payments being made.

While revenue increased by 6.3%, selling, general and administrative expenses increased by 39.0% to $18.7 million in fiscal 2016 from $13.5 million in fiscal 2015.

The compensatory element of stock issuances decreased from approximately $53,200 in fiscal 2015 to $2,000 in fiscal 2016, reflecting a decrease in Fonar’s use of its stock bonus plans.

The lower provision for bad debts of $202,000 in fiscal 2016 as compared to $2.5 million in fiscal 2015, reflected an decrease in reserves for certain indebtedness and some bad debt recoveries in fiscal 2016 by our physician and diagnostic services management segment. In addition in fiscal 2016, the Company recorded a provision for bad debts for patient fee revenue of $14.5 million for the four MRI facilities in Florida which bill patients and third party payors directly. The three Florida sites managed by HMCA jointly and severally guaranteed the payment of their management fees to HMCA, further securing HMCA’s management fee receivables.

Revenue from service and repair fees decreased from $9.7 million in fiscal 2015 to $9.5 million in fiscal 2016.

FONAR CORPORATION AND SUBSIDIARIES

Continuing our tradition as the originator of MRI, we remain committed to maintaining our position as the leading innovator of the industry through investing in research and development. In fiscal 2016 we continued our investment in the development of our new MRI scanners, together with software and upgrades, with an investment of $1,631,846 in research and development, none of which was capitalized, as compared to $1,812,398, none of which was capitalized, in fiscal 2015. The research and development expenditures were approximately 15.1% of revenues attributable to our medical equipment segment and 2.2% of total revenues in 2016, and 15.8% of medical equipment segment revenues and 2.6% of total revenues in fiscal 2015. This represented a 10.0% decrease in research and development expenditures in fiscal 2016 as compared to fiscal 2015.

For the physician and diagnostic services management segment, HMCA, revenues increased, from $57.6 million in fiscal 2015 to $62.6 million in fiscal 2016. This is primarily attributable to an increase in patient scans resulting from our marketing efforts.

For the fiscal year 2016 the Company recorded an income tax benefit of $4.3 million compared with $2.6 million for 2015. The increase in income tax benefits is attributable to the expected tax benefits associated with the projected realization and utilization of our net operating losses in future periods. The Company has recorded a deferred tax asset of $13.0 million as of June 30, 2016, primarily relating to the tax benefits from the net operating loss carry forwards available to offset future taxable income. The utilization of these tax benefits is dependent on the Company generating future taxable income. Although the Company is projecting to generate taxable income in future periods, they cannot accurately measure the full impact of the adoption of healthcare regulations, including the impact of continuing changes in MRI scanning reimbursement rates, which could materially impact operations. A partial valuation allowance will be maintained until evidence exists to support that it is no longer needed.

RESULTS OF OPERATIONS. FISCAL 2015 COMPARED TO FISCAL 2014

In fiscal 2015, we recognized net income of $15.4 million on revenues of $69.1 million, as compared to net income of $13.4 million on revenues of $68.5 million for fiscal 2014. This represented an increase in revenues of 0.8%. Total costs and expenses decreased by 0.1%. Our consolidated operating results improved by $600,000 to an operating income of $12.9 million for fiscal 2015 as compared to an operating income of $12.3 million for fiscal 2014.

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

Research and development expenses, remained constant at 1.8 million in fiscal 2015 and 2014. Our expenses for fiscal 2015 represented continued research and development of Fonar’s scanners, Fonar’s new hardware and software product, Sympulse® and new surface coils to be used with the Upright® MRI scanner.

Discussion of Operating Results of Physician and Diagnostic Services Management Segment.

Fiscal 2015 Compared to Fiscal 2014

FONAR CORPORATION AND SUBSIDIARIES

Revenues attributable to the Company's physician and diagnostic services management segment, HMCA, increased by 2.0% to $57.6 million in fiscal 2015 from $56.5 million in fiscal 2014. The increase in revenues was primarily due to including $15.4 milion of patient fees (net of contractual allowances and discounts less provision for bad debts) from patient and third party payors recognized by four of the facilities in Florida.

Cost of revenues as a percentage of the related revenues for our physician and diagnostic services management segment increased from $33.7 million or 59.6% of related revenues for the year ended June 30, 2014 to $34.3 million, or 59.6% of related revenues for the year ended June 30, 2015.

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

The compensatory element of stock issuances decreased from approximately $223,000 in fiscal 2014 to $53,200 in fiscal 2015, reflecting a decrease in Fonar’s use of its stock bonus plans to pay employees and others.

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

For the fiscal year 2015 the Company recorded an income tax benefit of $2.6 million compared with $2.3 million for 2014. The income tax benefit is attributable to the income tax benefits associated with the increase in the deferred tax asset for the years then ended. The Company recorded a deferred tax asset of $8.4 million as of June 30, 2015 relating to the tax benefits resulting from the net operating loss carry forwards available to be offset in the future.

Revenue from service and repair fees decreased from $10.2 million in fiscal 2014 to $9.7 million in fiscal 2015.

In fiscal 2015 we continued our investment in the development of our new MRI scanners, together with software and upgrades, with an investment of $1,812,396 in research and development, none of which was capitalized, as compared to $1,760,821, none of which was capitalized, in fiscal 2014. The research and development expenditures were approximately 15.8% of revenues attributable to our medical equipment segment and 2.6% of total revenues in 2015, and 14.6% of medical equipment segment revenues and 2.6% of total revenues in fiscal 2014. This represented a 2.9% increase in research and development expenditures in fiscal 2015 as compared to fiscal 2014.

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

On March 23, 2010, President Obama signed into law healthcare reform legislation in the form of the Patient Protection and Affordable Care Act, or PPACA. Healthcare cost containment, reductions of Medicare and other payments, and increased regulation will present additional challenges for healthcare providers. We are unable to predict the full impact of PPACA at this time, but expect that it may adversely affect the revenues or the profitability of both our medical equipment segment and physician and diagnostic services management segment.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, and cash equivalents decreased by 9.7% from $9.4 million at June 30, 2015 to $8.5 million at June 30, 2016.

Cash provided by operating activities for fiscal 2016 approximated $16.6 million. Cash provided by operating activities was attributable to the net income of $18.8 million, depreciation and amortization of $3.3 million, which was offset by the deferred income tax benefit of $4.6 million and the increase in accounts, medical and management fee receivables of $3.6 million.

Cash used in investing activities for fiscal 2016 approximated $5.0 million. The use of cash from investing activities was attributable to purchases of property and equipment of $712,000, costs of acquisitions of $4.2 million, and costs of patents of $113,000.

Cash used by financing activities for fiscal 2016 approximated $12.5 million. The principal uses of cash in financing activities included the repayment of loans and capital lease obligations of $3.7 million, distributions to non-controlling interests of $5.9 million, and a redemption of non-controlling interests of $2.9 million.

Total liabilities decreased by 6.2% during fiscal 2016, from approximately $25.7 million at June 30, 2015 to approximately $24.1 million at June 30, 2016.

FONAR CORPORATION AND SUBSIDIARIES

As at June 30, 2016, our obligations included approximately $4.9 million in various state sales taxes, inclusive of penalties and interest. The Company will attempt to obtain a reduction of penalties in negotiating final settlements.

At June 30, 2016, we had working capital of approximately $24.9 million as compared to working capital of $24.8 million at June 30, 2015, and stockholders’ equity of $60.8 million at June 30, 2016 as compared to stockholders’ equity of $50.8 million at June 30, 2015. For the year ended June 30, 2016, we realized a net income of $18.8 million.

Our principal sources of liquidity are derived from revenues.

Our business plan includes a program for manufacturing and selling our Upright® MRI scanners. In addition, we are enhancing our revenue by participating in the physician and diagnostic services management business through our subsidiary, HMCA and have upgraded the facilities which it manages, most significantly by the replacement of the original MRI scanners with new Upright® MRI scanners. Presently, 24 of the 25 MRI facilities managed by HMCA, are equipped with Upright® MRI scanners. We have also intensified our marketing activities through the hiring of additional marketers for HMCA’s clients.

Our business plan also calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from our installed base of scanners were $9.7 million for the year ended June 30, 2015 and $9.5 million for the year ended June 30, 2016.

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

Capital expenditures for fiscal 2016 approximated $825,000. Capitalized patent costs were approximately $113,000. Purchases of property and equipment were approximately $712,000.

Fonar has not committed to making capital expenditures in the 2017 fiscal year.

The Company believes that its business plan has been responsible for the past three consecutive fiscal years of profitability (fiscal 2016, fiscal 2015 and fiscal 2014) and that its capital resources will be adequate to support operations at current levels through June 30, 2017.

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

FONAR CORPORATION AND SUBSIDIARIES

ITEM 8.

FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	38
CONSOLIDATED BALANCE SHEETS	39
At June 30, 2016 and 2015
CONSOLIDATED STATEMENTS OF INCOME	42
For the Years Ended June 30, 2016, 2015 and 2014
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY	44
For the Years Ended June 30, 2016, 2015 and 2014
CONSOLIDATED STATEMENTS OF CASH FLOWS	47
For the Years Ended June 30, 2016, 2015 and 2014
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders of

FONAR Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FONAR Corporation and Subsidiaries as of June 30, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FONAR Corporation and Subsidiaries’ internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and our report dated September 28, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum LLP

Marcum LLP

New York, New York

September 28, 2016

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2016	2015
Current Assets:
Cash and cash equivalents	$8,528,309	$9,448,798
Accounts receivable - net of allowances for doubtful accounts of $284,279 and $362,362 at June 30, 2016 and 2015, respectively	4,370,155	3,790,981
Medical receivables – net of allowances for doubtful accounts of $17,451,782 and $15,459,156 at June 30, 2016 and 2015, respectively	10,126,397	9,082,319
Management and other fees receivable - net of allowances for doubtful accounts of $13,945,507 and $13,271,651 at June 30, 2016 and 2015, respectively	15,637,831	14,057,962
Management and other fees receivable - related party medical practices - net of allowances for doubtful accounts of $392,505 and $403,047 at June 30, 2016 and 2015, respectively	4,063,539	3,507,204
Costs and estimated earnings in excess of billings on uncompleted contracts	—	681,660
Inventories	2,074,300	2,191,849
Prepaid expenses and other current assets	759,042	860,040

Total Current Assets	45,559,573	43,620,813
Deferred income tax asset	13,042,360	8,423,306
Property and Equipment – Net	14,512,706	12,901,195
Goodwill	3,322,158	1,767,098
Other Intangible Assets – Net	7,719,358	8,950,160
Other Assets	731,451	829,505
Total Assets	$84,887,606	$76,492,077

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES

	June 30,
	2016	2015
Current Liabilities:
Current portion of long-term debt and capital leases	$2,447,693	$2,490,146
Accounts payable	1,254,485	1,782,442
Other current liabilities	10,826,793	8,252,633
Unearned revenue on service contracts	4,678,914	4,187,401
Customer deposits	1,198,739	1,937,813
Billings in excess of costs and estimated earnings on uncompleted contracts	206,623	142,217
Total Current Liabilities	20,613,247	18,792,652
Long-Term Liabilities:
Deferred income tax liability	481,779	510,492
Due to related party medical practices	245,041	236,920
Long-term debt and capital leases, less current portion	2,059,236	5,699,302
Other liabilities	711,996	469,198
Total Long-Term Liabilities	3,498,052	6,915,912
Total Liabilities	24,111,299	25,708,564

Commitments, Contingencies and Other Matters

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

STOCKHOLDERS' EQUITY

	June 30,
	2016	2015
Stockholders' Equity:
Class A non-voting preferred stock $.0001 par value; 453,000 shares authorized at June 30, 2016 and 2015, 313,438 issued and outstanding at June 30, 2016 and 2015	$31	$31
Preferred stock $.001 par value; 567,000 shares authorized at June 30, 2016 and 2015, issued and outstanding – none	—	—
Common stock $.0001 par value; 8,500,000 shares authorized at June 30, 2016 and 2015, 6,062,809 and 6,062,483 issued at June 30, 2016 and 2015, respectively; 6,051,166 and 6,050,840 outstanding at June 30, 2016 and 2015, respectively	607	607
Class B convertible common stock (10 votes per share) $.0001 par value; 227,000 shares authorized at June 30, 2016 and 2015, 146 issued and outstanding at June 30, 2016 and 2015	—	—
Class C common stock (25 votes per share) $.0001 par value; 567,000 shares authorized at June 30, 2016 and 2015, 382,513 issued and outstanding at June 30, 2016 and 2015	38	38
Paid-in capital in excess of par value	173,702,335	175,447,586
Accumulated deficit	(120,624,010)	(136,348,635)
Notes receivable from employee stockholders	(23,879)	(31,495)
Treasury stock, at cost – 11,643 shares of common stock at June 30, 2016 and 2015	(675,390)	(675,390)
Total Fonar Corporation’s Stockholders’ Equity	52,379,732	38,392,742
Noncontrolling interests	8,396,575	12,390,771
Total Stockholders' Equity	60,776,307	50,783,513
Total Liabilities and Stockholders' Equity	$84,887,606	$76,492,077

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended June 30,
	2016	2015	2014
Revenues
Product sales – net	$1,276,882	$1,820,979	$1,877,932
Service and repair fees – net	9,396,736	9,549,316	10,082,631
Service and repair fees – related parties – net	110,000	110,000	110,000
Patient fee revenue, net of contractual allowances and discounts	32,985,809	28,153,598	24,307,192
Provision for bad debts for patient fee	(14,539,786)	(12,770,249)	(10,333,082)
Management and other fees – net	36,633,230	34,805,627	34,839,969
Management and other fees – related party medical practices – net	7,505,339	7,381,725	7,620,835
Total Revenues – Net	73,368,210	69,050,996	68,505,477
Costs and Expenses
Costs related to product sales	1,254,328	1,882,230	1,067,120
Costs related to service and repair fees	2,148,143	2,189,373	2,496,985
Costs related to service and repair fees – related parties	25,147	25,220	27,242
Costs related to patient fee revenue	9,418,935	7,939,524	7,670,484
Costs related to management and other fees	21,949,583	20,970,116	20,851,065
Costs related to management and other fees – related party medical practices	4,074,762	3,883,953	3,744,446
Research and development	1,631,846	1,812,398	1,760,821
Selling, general and administrative, inclusive of compensatory element of stock issuances of $2,006, $53,200 and $223,000 for the years ended June 30, 2016, 2015 and 2014, respectively	18,509,850	17,448,305	18,584,645
Total Costs and Expenses	59,012,594	56,151,119	56,202,808
Income from Operations	14,355,616	12,899,877	12,302,669
Other Income and (Expenses):
Interest expense	(262,193)	(702,095)	(884,541)
Investment income	224,263	225,270	238,928
Other income (expense) – net	190,560	394,810	(608,599)
Income before benefit for income taxes and noncontrolling interests	14,508,246	12,817,862	11,048,457
Benefit for Income Taxes	4,287,271	2,612,521	2,348,312
Net Income	$18,795,517	$15,430,383	$13,396,769
Net Income – Noncontrolling Interests	(3,070,892)	(2,519,732)	(3,000,639)
Net Income – Attributable to FONAR	$15,724,625	$12,910,651	$10,396,130

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

	For the Years Ended June 30,
	2016	2015	2014
Net Income Available to Common Stockholders	$14,702,834	$12,071,670	$9,720,030
Net Income Available to Class A Non-Voting Preferred Stockholders	$761,561	$625,309	$503,911
Net Income Available to Class C Common Stockholders	$260,230	$213,672	$172,189
Basic Net Income Per Common Share Available to Common Stockholders	$2.43	$2.00	$1.62
Diluted Net Income Per Common Share Available to Common Stockholders	$2.38	$1.95	$1.58
Basic and Diluted Income Per Share – Class C Common	$0.68	$0.56	$0.45
Weighted Average Basic Shares Outstanding – Common Stockholders	6,050,893	6,050,632	6,009,822
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,178,397	6,178,136	6,137,326
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	382,513	382,513	382,513

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED JUNE 30, 2016, 2015 AND 2014

	Class A Non-Voting Preferred	Common Shares	Stock Amount	Class C Common Stock
Balance - June 30, 2013	$31	5,969,132	$598	$38
Net income	—	—	—	—
Stock issued to employees under stock bonus plans	—	21,443	2	—
Payments on notes receivable from employee stockholders	—	—	—	—
Issuance of stock for goods and services	—	45,265	5	—
Redemption of noncontrolling interests	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—
Stock option exercised	—	10,000	1	—
Balance - June 30, 2014	$31	6,045,840	$606	$38
Net income	—	—	—	—
Stock issued to employees under stock bonus plans	—	5,000	1	—
Payments on notes receivable from employee stockholders	—	—	—	—
Issuance of stock for goods and services	—	—	—	—
Redemption of noncontrolling interests	—	—	—	—
Buyout of noncontrolling interests	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—
Balance - June 30, 2015	$31	6,050,840	$607	$38
Net income	—	—	—	—
Stock issued to employees under stock bonus plans	—	146	—	—
Payments on notes receivable from employee stockholders	—	—	—	—
Redemption of noncontrolling interests	—	—	—	—
Buyout of noncontrolling interests	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—
Stock option exercised	—	180	—	—
Balance - June 30, 2016	$31	6,051,166	$607	$38

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED JUNE 30, 2016, 2015 AND 2014

	Paid-in Capital in Excess of Par Value	Accumulated Deficit	Notes Receivable From Employee Stockholders
Balance - June 30, 2013	$174,499,020	$(159,655,416)	$(54,820)
Net income	—	10,396,130	—
Stock issued to employees under stock bonus plans	222,998	—	—
Payments on notes receivable from employee stockholders	—	—	15,992
Issuance of stock for goods and services	531,820	—	—
Redemption of noncontrolling interests	—	—	—
Distributions to noncontrolling interests	—	—	—
Stock option exercised	30,599	—	—
Balance - June 30, 2014	$175,284,437	$(149,259,286)	$(38,828)
Net income	—	12,910,651	—
Stock issued to employees under stock bonus plans	53,199	—	—
Payments on notes receivable from employee stockholders	—	—	7,333
Issuance of stock for goods and services	109,950	—	—
Redemption of noncontrolling interests	—	—	—
Buyout of noncontrolling interests	—		—
Distributions to noncontrolling interests	—	—	—
Balance - June 30, 2015	$175,447,586	$(136,348,635)	$(31,495)
Net income	—	15,724,625	—
Stock issued to employees under stock bonus plans	2,006	—	—
Payments on notes receivable from employee stockholders	—	—	7,616
Redemption of noncontrolling interests	—	—	—
Buyout of noncontrolling interests	(1,749,012)
Distributions to noncontrolling interests	—		—
Stock option exercised	1,755	—	—
Balance - June 30, 2016	$173,702,335	$(120,624,010)	$(23,879)

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

	Treasury Stock	Noncontrolling Interests	Total
Balance - June 30, 2013	$(675,390)	$23,685,215	$37,799,276
Net income	—	3,000,639	13,396,769
Stock issued to employees under stock bonus plans	—	—	223,000
Payments on notes receivable from employee stockholders	—	—	15,992
Issuance of stock for goods and services	—		531,825
Redemption of noncontrolling interests	—	(1,125,100)	(1,125,100)
Distributions to noncontrolling interests	—	(4,965,770)	(4,965,770)
Stock option exercised	—	—	30,600
Balance - June 30, 2014	$(675,390)	$20,594,984	$45,906,592
Net income	—	2,519,732	15,430,383
Stock issued to employees under stock bonus plans	—	—	53,200
Payments on notes receivable from employee stockholders	—	—	7,333
Issuance of stock for goods and services	—	—	109,950
Redemption of noncontrolling interests	—	(1,125,000)	(1,125,000)
Buyout of noncontrolling interests		(4,971,094)	(4,971,094)
Distributions to noncontrolling interests	—	(4,627,851)	(4,627,851)
Balance - June 30, 2015	$(675,390)	$12,390,771	$50,783,513
Net income	—	3,070,892	18,795,517
Stock issued to employees under stock bonus plans	—	—	2,006
Payments on notes receivable from employee stockholders	—	—	7,616
Redemption of noncontrolling interests	—	(1,155,988)	(2,905,000)
Distributions to noncontrolling interests		(5,909,100)	(5,909,100)
Stock option exercised	—	—	1,755
Balance - June 30, 2016	$(675,390)	$8,396,575	$60,776,307

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,795,517	$15,430,383	$13,396,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,297,289	3,544,470	3,817,205
Abandoned patents or software written off	88,796	413,589	250,523
Provision for bad debts	(201,949)	2,475,032	1,806,299
Deferred income tax benefit – net	(4,647,767)	(2,756,517)	(2,682,405)
Loss on disposition of equipment	—	—	657,350
Gain on acquisition	(192,999)	—	—
Compensatory element of stock issuances	2,006	53,200	223,000
Gain on extinguishment of debt	—	(394,797)	—
Stock issued for costs and expenses	—	109,950	531,825
Stock option exercised	1,755	—	30,600
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivables	(3,557,507)	(4,258,147)	(4,044,002)
Notes receivable	28,280	135,592	95,623
Costs and estimated earnings in excess of billings on uncompleted contracts	681,660	78,149	(314,067)
Inventories	117,549	251,687	(366,448)
Prepaid expenses and other current assets	72,718	67,192	46,967
Other assets	18,054	41,125	131,811
Increase (decrease) in operating liabilities, net:
Accounts payable	(527,957)	(699,555)	(270,482)
Other current liabilities	3,065,673	(1,041,214)	295,219
Customer advances	(739,074)	11,000	68,943
Billings in excess of costs and estimated earnings on uncompleted contracts	64,406	—	—
Other liabilities	242,798	(190,561)	(268,261)
Due to related party medical practices	8,121	2,339	3,955
Income tax payable	—	—	(19,501)
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,617,369	13,272,917	13,390,923

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
CASH FLOWS FROM INVESTING ACTIVITIES:	2016	2015	2014
Purchases of property and equipment	(712,216)	(131,308)	(620,697)
Cost of acquisition	(4,223,567)	—	—
Cost of patents	(113,072)	(139,534)	(214,211)
NET CASH USED IN INVESTING ACTIVITIES	(5,048,855)	(270,842)	(834,908)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings and capital lease obligations	(3,682,519)	(2,788,401)	(4,400,128)
Repayment of notes receivable from employee stockholders	7,616	7,333	15,992
Distributions to noncontrolling interests	(5,909,100)	(4,627,851)	(4,965,770)
Redemption of noncontrolling interests	(2,905,000)	(1,125,000)	(1,125,100)
Buyout of noncontrolling interest	—	(4,971,094)	—
NET CASH USED IN FINANCING ACTIVITIES	(12,489,003)	(13,505,013)	(10,475,006)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(920,489)	(502,938)	2,081,009
CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	9,448,798	9,951,736	7,870,727
CASH AND CASH EQUIVALENTS- END OF YEAR	$8,528,309	$9,448,798	$9,951,736

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

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

On June 30, 2016, the Company purchased 100% of the equity in Turnkey Services of New York, LLC and 100% of the equity in TK2 Equipment Management, LLC. Turnkey Service of New York, LLC and TK2 Equipment Management, LLC. These entities had provided the Company with ancillary diagnostic imaging equipment (under operating leases) to our managed MRI facilities. The Company paid $4,223,567 to acquire these two entities with net assets at fair value of $2,861,506.

On July 1, 2015, the Company restructured the corporate organization of the management of diagnostic imaging centers segment of our business. The reorganization was structured to more completely integrate the operations of Health Management Corporation of America and HDM. Imperial contributed all of its assets (which were utilized in the business of Health Management Corporation of America) to HDM and received a 24.2% interest in HDM. Health Management Corporation of America retained a direct ownership interest of 45.8% in HDM, and the original investors in HDM retained a 30.0% ownership interest in the newly expanded HDM. The entire management of diagnostic imaging centers business segment is now being conducted by HDM.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

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

Property and Equipment

Property and equipment procured in the normal course of business is stated at cost. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is being depreciated for financial accounting purposes using the straight-line method over their estimated useful lives. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Maintenance and repair expenses totaled approximately $1,113,000, $1,200,000 and $1,037,000 for the years ended June 30, 2016, 2015 and 2014, respectively. The estimated useful lives in years are generally as follows:

Diagnostic equipment under capital lease	2.5
Diagnostic equipment	5–13
Research, development and demonstration equipment	3-7
Machinery and equipment	2-7
Furniture and fixtures	3-9
Leasehold improvements	2–10
Building	28

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

2) Patents and Copyrights

Amortization is calculated on the straight-line basis over 15 years.

3) Non-Competition Agreements

The non-competition agreements are being amortized on the straight line basis over the length of the agreement (7 years).

4) Customer Relationships

Amortization is calculated on the straight line basis over 20 years.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

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

Revenue from product related (upgrades and supplies) is recognized upon shipment.

Revenue under management contracts is recognized based upon contractual agreements for management services rendered by the Company primarily under various long-term agreements with various medical providers (the "PCs"). As of June 30, 2016, the Company has twenty one management agreements of which three are with PC’s owned by Raymond V. Damadian, M.D., Chairman of the Board of FONAR (“the Related medical practices”) and eighteen are with PC’s, which are all located in the state of New York (“the New York PC’s”), owned by two unrelated radiologists. The contractual fees for services rendered to the PCs consists of fixed monthly fees per diagnostic imaging facility ranging from approximately $69,000 to $277,000. All fees are re-negotiable at the anniversary of the agreements and each year thereafter. Revenue under lease contracts is recognized based upon contractual agreements for the leasing of medical equipment primarily under long term contracts to various unrelated PC’s. The lease fee for the medical equipment consists of a fixed monthly fee of $2,000. All fees are re-negotiable at the anniversary of the agreements and each year thereafter.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

The Company’s patient fee revenues, net of contractual allowances and discounts less the provision for bad debts for the years ended June 30, 2016, 2015 and 2014 are summarized in the following table.

	For the Year Ended June 30,
	2016	2015	2014
Commercial Insurance/ Managed Care	$4,659,322	$4,398,589	$4,217,088
Medicare/Medicaid	1,182,552	1,187,690	1,443,020
Workers' Compensation/Personal Injury	20,888,856	15,978,243	13,369,956
Other	6,255,079	6,589,076	5,277,128
Patient Fee Revenue, net of contractual allowances and discounts	32,985,809	28,153,598	24,307,192
Provision for Bad Debts	(14,539,786)	(12,770,249)	(10,333,082)
Net Patient Fee Revenue	$18,446,023	$15,383,349	$13,974,110

Allowance for Doubtful Accounts – Patient Fee

The Company provides for medical receivables that could become uncollectible by establishing an allowance for doubtful accounts in order to adjust medical receivables to estimated net realizable value. In evaluating the collectability of medical receivables, the Company considers a number of factors, including the age of the account, historical collection experiences, payor type, current economic conditions and other relevant factors. There are various factors that impact collection trends, such as payor mix, changes in the economy, increased burden on copayments to be made by patients with insurance and business practices related to collection efforts. These factors continuously change and can have an impact on collection trends and the estimation process.

Research and Development Costs

Research and development costs are charged to expense as incurred. The costs of equipment that are acquired or constructed for research and development activities, and have alternative future uses (either in research and development, marketing or production), are classified as property and equipment and depreciated over their estimated useful lives.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense approximated $535,000, $894,000 and $889,000 for the years ended June 30, 2016, 2015 and 2014, respectively.

Shipping Costs

The Company’s shipping and handling costs are included in revenue from product sales and the related expense included in costs related to product sales is $11,077, $9,293 and $1,885 for the years ended June 30, 2016, 2015 and 2014, respectively.

Income Taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Customer Advances

Cash advances and progress payments received on sales orders are reflected as customer advances until such time as revenue recognition occurs.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class Method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the years ended June 30, 2016, 2015 and 2014.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the years ended June 30, 2016, 2015 and 2014, diluted EPS for common shareholders includes 127,504 shares upon conversion of Class C Common.

	June 30, 2016
Basic	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$15,724,625	$14,702,834	$260,230
Denominator:
Weighted average shares outstanding	6,050,893	6,050,893	382,513
Basic income per common share	$2.60	$2.43	$0.68
Diluted
Denominator:
Weighted average shares outstanding		6,050,893	382,513
Class C Common Stock		127,504	—
Total Denominator for diluted earnings per share		6,178.397	382,513
Diluted income per common share		$2.38	$0.68

	June 30, 2015
Basic	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$12,910,651	$12,071,670	$213,672
Denominator:
Weighted average shares outstanding	6,050,632	6,050,632	382,513
Basic income per common share	$2.13	$2.00	$0.56
Diluted
Denominator:
Weighted average shares outstanding		6,050,632	382,513
Class C Common Stock		127,504	—
Total Denominator for diluted earnings per share		6,178,136	382,513
Diluted income per common share		$1.95	$0.56

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

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

Concentration of Credit Risk

Cash: The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits throughout the year. At June 30, 2016, the Company had cash on deposit of approximately $5,804,000 in excess of federally insured limits of $250,000.

Related Parties: Net revenues from related parties accounted for approximately 10%, 11% and 11% of the consolidated net revenues for the years ended June 30, 2016, 2015 and 2014, respectively. Net management fee receivables from the related party medical practices accounted for approximately 12%, 12% and 12% of the consolidated accounts receivable for the years ended June 30, 2016, 2015 and 2014, respectively.

See Note 3 regarding the Company’s concentrations in the healthcare industry.

Fair Value of Financial Instruments

The financial statements include various estimated fair value information at June 30, 2016 and 2015, as required by ASC topic 820, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

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

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09,”Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update includes provisions intended to simplify various aspects of accounting for share-based compensation. ASU No. 2016-09 will take effect for public companies for the annual periods beginning after December 15, 2016. The Company is currently assessing the potential impact of ASU No. 2016-09 on the Company’s financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets and deferred tax liabilities as non-current in a classified balance sheet. The ASU simplified the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and non-current in a classified balance sheet. This standard is effective for annual periods and interim periods within those fiscal years, beginning after December 15, 2016 but permits entities to early adopt at the beginning of any interim or annual period. During the quarter ended December 31, 2015, the Company elected to early adopt ASU 2015-17 and applied the change retrospectively to all periods present. As a result, the Company presented all deferred assets and liabilities as non-current in its consolidated balance sheet. The adoption of this ASU did not result in a reclassification of the Company’s net deferred tax assets and liabilities as of June 30, 2015. As of June 30, 2016, there was no impact on the Company’s results of operations as a result of the adoption of ASU No. 2015-17

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2017, as deferred including interim periods within the reporting period and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently evaluating the effect that this ASU will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on it ongoing financial reporting.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

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

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of June 30, 2016 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2016 or 2015, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

During February 2016, FAS issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based upon the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Lease with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. The Company is currently in the process of assessing the impact the adoption of this guidance will have on the Company’s consolidated financial statements.

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

JUNE 30, 2016, 2015 and 2014

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 59%, 54% and 50%, respectively, of the PCs’ 2016, 2015 and 2014 net revenues were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related party medical practices accounted for approximately 10%, 11% and 11%, of the consolidated net revenues for the years ended June 30, 2016, 2015 and 2014, respectively.

Tallahassee Magnetic Resonance Imaging, PA, Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, PA (all related party medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement.

The following table sets forth the number of our facilities for the years ended June 30, 2016, 2015 and 2014.

	For The Year Ended June 30,
	2016	2015	2014
Total Facilities Owned or Managed (at Beginning of Year)	24	24	24
Facilities Added by:
Acquisition	1	—	—
Internal development	—	—	1
Managed Facilities Closed	—	—	(1)
Total Facilities Owned or Managed (at End of Year)	25	24	24

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information relating to uncompleted contracts as of June 30, 2016 and 2015 is as follows:

	As of June 30,
	2016	2015
Costs incurred on uncompleted contracts	$893,976	$1,861,350
Estimated earnings	491,476	1,371,093
	1,385,452	3,232,443
Less: Billings to date	1,592,075	2,693,000
	$(206,623)	$539,443

Included in the accompanying consolidated balance sheets under the following captions:

	As of June 30,
	2016	2015
Costs and estimated earnings in excess of billings on uncompleted contracts	$—	$681,660
Less: Billings in excess of costs and estimated earnings on uncompleted contracts	206,623	142,217
	$(206,623)	$539,443

NOTE 5 – INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

	As of June 30,
	2016	2015
Purchased parts, components and supplies	$1,862,605	$2,043,411
Work-in-process	211,695	148,438
	$2,074,300	$2,191,849

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2016 and 2015, is comprised of:

	As of June 30,
	2016	2015
Diagnostic equipment under capital leases	$620,307	$620,307
Diagnostic equipment	19,213,472	17,396,797
Research, development and demonstration equipment	3,904,846	3,580,224
Machinery and equipment	2,069,055	2,069,055
Furniture and fixtures	2,949,824	2,550,627
Leasehold improvements	5,616,143	4,502,915
Building	939,614	939,614
	35,313,261	31,659,539
Less: Accumulated depreciation and amortization	20,800,555	18,758,344
	$14,512,706	$12,901,195

Depreciation and amortization of property and equipment for the years ended June 30, 2016, 2015 and 2014 was $2,042,211, $2,259,842 and $2,458,113, respectively.

Depreciation and amortization of diagnostic equipment under capital leases for the years ended June 30, 2016, 2015 and 2014 was $0, $0 and $95,026, respectively. Accumulated depreciation and amortization of diagnostic equipment under capital leases was $620,307, $620,307 and $620,307 for the years ended June 30, 2016, 2015 and 2014, respectively.

During the year ended June 30, 2015, the Company has retired assets that were fully depreciated with a cost and accumulated depreciation basis of $1,151,541.

NOTE 7 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2016 and 2015 are comprised of:

	As of June 30,
	2016	2015
Capitalized software development costs	$7,004,847	$7,004,847
Patents and copyrights	4,571,821	4,547,545
Non-competition agreements	4,100,000	4,100,000
Customer relationships	3,800,000	3,800,000
	19,476,668	19,452,392
Less: Accumulated amortization	11,757,310	10,502,232
	$7,719,358	$8,950,160

Information related to the above intangible assets for the years ended June 30, 2016, 2015 and 2014 is as follows:

	As of June 30,
	2016	2015	2014
Balance – Beginning of Year	$8,950,160	$10,508,843	$11,904,248
Amounts capitalized	113,072	139,534	214,211
Software or patents written off	(88,796)	(413,589)	(250,523)
Amortization	(1,255,078)	(1,284,628)	(1,359,093)
Balance – End of Year	$7,719,358	$8,950,160	$10,508,843

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

NOTE 7 - OTHER INTANGIBLE ASSETS (Continued)

Amortization of patents and copyrights for the years ended June 30, 2016, 2015 and 2014 amounted to $187,553, $183,272 and $178,836, respectively.

Amortization of capitalized software development costs for the years ended June 30, 2016, 2015 and 2014 was $291,810, $325,642 and $407,876, respectively.

Amortization of non-competition agreements for the years ended June 30, 2016, 2015 and 2014 amounted to $585,714, $585,714 and $585,714, respectively.

Amortization of customer relationships for the years ended June 30, 2016, 2015 and 2014 amounted to $190,000, $190,000 and $186,667, respectively.

The estimated amortization of other intangible assets for the five years ending June 30, 2021 and thereafter is as follows:

For the Years Ending June 30,	Total	Patents and Copyrights	Capitalized Software Development Costs	Non- competition	Customer Relation-ships
2017	$1,232,261	$196,547	$260,000	$585,714	$190,000
2018	1,155,571	206,524	173,333	585,714	190,000
2019	988,324	212,610	—	585,714	190,000
2020	791,112	210,635	—	390,477	190,000
2021	393,075	203,075	—	—	190,000
Thereafter	3,159,015	942,348	—	—	2,216,667
	$7,719,358	$1,971,739	$433,333	$2,147,619	$3,166,667

The weighted average amortization period for other intangible assets is 10.7 years and they have no expected residual value.

NOTE 8 - CAPITAL STOCK

Common Stock

Cash dividends payable on the common stock shall, in all cases, be on a per share basis, one hundred twenty percent (120%) of the cash dividend payable on shares of Class B common stock and three hundred sixty percent (360%) of the cash dividend payable on a share of Class C common stock.

Class B Common Stock

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. There were 146, 146 and 146 of such shares outstanding at June 30, 2016, 2015 and 2014, respectively.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

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

Stock Bonus Plans

On April 23, 2010, the Board approved the 2010 Stock Bonus Plan. The plan entitles the Company to reserve 2,000,000 shares of common stock. On August 10, 2010, the Company filed Form S-8 to register the 2,000,000 shares. As of June 30, 2016, 953,221 shares of common stock of FONAR were available for future grant under this plan. For the years ended June 30, 2016, 2015 and 2014, 146, 5,000 and 46,708 shares were issued, respectively.

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

JUNE 30, 2016, 2015 and 2014

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

Stock option activity and weighted average exercise prices under these plans and grants for the years ended June 30, 2016, 2015 and 2014 was as follows:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, June 30, 2013	6,610	29.00	—
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	(6,610)	29.00
Outstanding, June 30, 2014	—	—	—
Granted	—	—	—
Exercised	—	—	—
Forfeited / Expired	—	—	—
Outstanding, June 30, 2015	—	—	—
Outstanding, June 30, 2016	—	—	—
Exercisable at:
June 30, 2014	—	$—
June 30, 2015	—	$—
June 30, 2016	—	$—

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

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

Amount of each class of HDM members’ equity as of June 30, 2016, 2015 and 2014

	June 30, 2016		June 30, 2015		June 30, 2014
	Class A Member	Class B Members	Class A Member	Class B Members	Class A Member	Class B Members
Opening Members’ Equity	$10,752,169	$22,043,621	$17,659,698	$21,113,266	$19,526,475	$20,763,830
Share of Net Income	2,886,006	13,229,621	1,988,915	5,704,999	2,266,473	4,566,186
Buyout	—	—	(4,971,094)	—	—	—
Distributions	(5,241,600)	(11,958,400)	(3,925,350)	(4,774,644)	(4,133,250)	(4,216,750)
Ending Members’ Equity	$8,396,575	$23,314,842	$10,752,169	$22,043,621	$17,659,698	$21,113,266

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

NOTE 9 – CONTROLLING AND NONCONTROLLNG INTERESTS (Continued)

On May 2, 2011, the Company completed a private placement of equity and succeeded in raising $6,000,000. The offering consisted of Preferred Class A membership interests in a newly formed limited liability company, Imperial Management Services, LLC (“Imperial”). The Class B membership interests in Imperial, all of which were retained by the Company’s subsidiary, HMCA, hold a 75% equity interest in Imperial. The Class A membership interests are entitled to receive a dividend of 18% per annum of their cash capital contribution of $6,000,000. HMCA contributed all of its assets, together with its liabilities, to Imperial as HMCA’s capital contribution. The Imperial operating agreement provides for the Class A members to receive priority distributions until their original capital contributions are returned. Dividends are payable quarterly beginning August 1, 2011. On May 2, 2016, May 1, 2015 and on May 1, 2014, the Company returned a portion of the Class A Members capital contribution in the amount of $1,125,000, $1,125,000 and $1,125,100, respectively. As of June 30, 2016, the Company’s subsidiary, HMCA, now owns approximately 100% interest in Imperial Management Services.

Amount of each class of Imperial members’ equity as of June 30, 2016, 2015 and 2014

	June 30, 2016		June 30, 2015		June 30, 2014
	Class A Member	Class B Members	Class A Member	Class B Members	Class A Member	Class B Members
Opening Members’ Equity	$1,279,446	$15,000,446	$2,403,812	$11,079,317	$3,599,519	$7,772,781
Share of Net Income	—	—	405,634	3,921,129	536,913	3,306,536
Distributions	(202,500)	—	(405,000)	—	(607,520)	-
Buyout	48,054
Redemption	(1,125,000)	—	(1,125,000)	—	(1,125,100)	-
Ending Members’ Equity	$—	$15,000,446	$1,279,446	$15,000,446	$2,403,812	$$11,079,317

 The Company has a 50% controlling interest in an entity which the Company consolidates, that provides management services to a diagnostic center in the New York Metropolitan area. The center began operations during January 2012. On June 30, 2016, the Company purchased the remaining 50% interest in the entity making it a wholly owned subsidiary for the Company. The Company paid $1,780,000 to acquire this additional ownership interest.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

NOTE 10 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following:

	2016	2015
Note payable requiring monthly payments of interest at a rate of 7% until May 2009 followed by 240 monthly payments of $4,472 through October 2026. The loan is collateralized by a building with a net book value of $584,170 as of June 30, 2016.	$392,096	$416,844
The revolving credit note was extended to September 2018. The Company can prepay the loan in whole or part in multiples of $100,000 at any time without penalty. The note bears interest at a rate of 4% per annum and is payable monthly. The loan is collateralized by substantially all of the Company’s assets. The loan also contains certain financial covenants that must be met on a periodic basis. The note was paid in full September 2, 2014. The Company still has the ability to draw down on the line.	-	-
The term loan is payable with interest only for 6 consecutive months commencing at the inception of the loan followed by 60 consecutive monthly installments, commencing October 1, 2013. The term loan bears interest at 4.75% per annum and is payable monthly. The loan is collateralized by substantially all of the Company’s assets. The loan also contains certain financial covenants that must be met on a periodic basis.	3,749,978	7,149,986
Note payable requiring 12 consecutive interest only payments commencing at the inception of the loan followed by 48 consecutive monthly payments, commencing May 1, 2014. The note bears interest at a rate of 4.75% per annum and is payable monthly. The loan is collateralized by substantially all of the Company’s assets. The loan also contains certain financial covenants that must be met on a periodic basis.	316,088	488,499
Other (including capital leases for property and equipment).	48,767	134,119
	4,506,929	8,189,448
Less: Current portion	2,447,693	2,490,146
	$2,059,236	$5,699,302

The maturities of long-term debt over the next five years and thereafter are as follows:

Years Ending June 30,
2017	$2,447,693
2018	1,722,474
2019	30,746
2020	32,944
2021	35,416
Thereafter	237,656
$4,506,929

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

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

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2010.

The Company has recorded a deferred tax asset of $13,042,360 and a deferred tax liability of $481,779 as of June 30, 2016, primarily relating to its net operating loss carryforwards of approximately $110,029,000 available to offset future taxable income through 2031. The net operating losses begin to expire in 2021 for federal tax purposes and in 2016 for state income tax purposes.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of year end, in part due to our ability to sustain profitable levels of income in the U.S. federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more than likely than not that additional deferred taxes of $4.6 million are realizable. It therefore reduced the valuation allowance accordingly.

The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences become deductible or when such net operating losses can be utilized. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company believes that it is more likely than not that the benefits from certain NOL carryforwards, will not be fully realized. In recognition of this inherent risk, a valuation allowance was established for the partial value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of the remainder of the valuation.

Components of the current benefit for income taxes are as follows:

	Years Ended June 30,
	2016	2015	2014
Current:
Federal	$360,496	$114,683	$310,000
State	—	29,313	24,093
Federal deferred taxes	(4,368,901)	(2,353,124)	(2,280,044)
State deferred taxes	(278,866)	(403,393)	(402,361)
	$(4,287,271)	$(2,612,521)	$(2,348,312)

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

NOTE 11 - INCOME TAXES (Continued)

A reconciliation of the federal statutory income tax rate to the Company's effective tax rate as reported is as follows:

	Years Ended June 30,
	2016	2015	2014
Taxes at federal statutory rate	35.0%	35.0%	34.0%
State and local income taxes (benefit), net of federal benefit	6.0%	6.0%	6.0%
Permanent differences	0.2%	0.2%	(0.9)%
(Decrease) increase in the valuation allowance	(89.8)%	(65.4)%	(65.5)%
True ups	(0.0)%	(3.2)%	(2.8)%
Effective income tax rate	(48.6)%	(27.4)%	(29.2)%

As of June 30, 2016, the Company has net operating loss (“NOL”) carryforwards of approximately $110,029,000 that will be available to offset future taxable income. The utilization of certain of the NOLs is limited by separate return limitation year rules pursuant to Section 1502 of the Internal Revenue Code.

The Company has, for federal income tax purposes, research and development tax credit carryforwards aggregating $4,528,000. The Company also has $1,118,000 in alternative minimum tax credits.

In addition, for New York State income tax purposes, the Company has tax credit carryforwards aggregating approximately $1,112,000 which, are accounted for under the flow-through method. The tax credit carryforwards expire during the years ending June 30, 2016 to June 30, 2034.

Significant components of the Company's deferred tax assets and liabilities at June 30, 2016 and 2015 are as follows:

	June 30,
	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$6,495,094	$6,607,107
Non-deductible accruals	962,867	115,346
Net operating carryforwards	44,011,554	49,170,420
Tax credits	6,770,099	6,751,692
Inventory	105,250	111,190
Property and equipment and depreciation	—	1,093,401
	58,344,864	63,849,156
Valuation allowance	(45,302,504)	(55,425,850)
Total deferred tax assets	13,042,360	8,423,306
Capitalized software development costs	(481,779)	(510,492)
Total deferred tax liabilities	(481,779)	(510,492)
Net deferred tax asset	$12,560,581	$7,912,814

The valuation allowance for deferred tax assets decreased by approximately $10,123,000 during the year ended June 30, 2016 and decreased by approximately $6,730,000 during the year ended June 30, 2015.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

NOTE 12 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:

	June 30,
	2016	2015
Accrued salaries, commissions and payroll taxes	$3,188,665	$991,603
Accrued interest	45,479	117,480
Litigation accruals	545,029	521,149
Sales tax payable	2,402,448	2,538,340
Legal and other professional fees	384,810	344,060
Accounting fees	241,400	235,000
Self-funded health insurance reserve	392,178	510,150
Interest and penalty – sales tax	2,486,927	2,508,840
Other	1,139,857	486,011
	$10,826,793	$8,252,633

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases

The Company rents its operating facilities and certain equipment, pursuant to operating lease agreements expiring at various dates through November 2026. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

Future minimum operating lease commitments consisted of the following at June 30, 2016:

Year Ending June 30,	Facilities And Equipment (Operating Lease)
2017	$3,839,635
2018	3,295,963
2019	2,704,324
2020	2,178,791
2021	1,848,522
Thereafter	6,733,116
Total minimum obligations	$20,600,351

Rent expense for operating leases approximated $4,222,000, $4,266,000 and $4,571,000, for the years ended June 30, 2016, 2015 and 2014, respectively.

The Company received approval from the Suffolk County IDA on February 29, 2016 of a 50% property tax abatement, valued at $440,000, over a 10 year period commencing January 2017.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Employee Benefit Plans

The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were no employer contributions to the Plan for the years ended June 30, 2016, 2015 and 2014.

The stockholders of the Company approved the 2000 Employee Stock Purchase Plan (“ESPP”) at the Company’s annual stockholders’ meeting in April 2000. The ESPP provides for eligible employees to acquire common stock of the Company at a discount, not to exceed 15%. This plan has not been put into effect as of June 30, 2016.

Stipulation Agreements

The Company has entered into stipulation agreements with a number of its creditors that in the aggregate total $297,339, which is included in other current liabilities and other liabilities on the Company’s balance sheet as of June 30, 2016. The monthly payments total $15,859.

Litigation

The Company is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such actions, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Matt Malek Madison v. Fonar Corporation, United States District Court, Northern District of California, was commenced by plaintiff on August 27, 2007 to recover a down payment for a scanner in the amount of $300,000, with interest. The plaintiff sought costs of suit and attorney’s fees as well. The Company answered the complaint and sued the plaintiff for breach of contract in the amount of $450,000. Although down payments are usually expressly non-refundable in the Company’s quotations and agreements, in this case, the quotation contemplated the sale of four scanners, and provided that the deposit would be refundable with interest, if the customer were unable to find suitable locations in the San Francisco Bay area. The issue was whether the customer made a good faith effort to find locations; the Company’s position was that the customer did not. The case went to trial before a judge; the parties submitted post-trial briefs, and judgment was awarded to the plaintiff. The Company appealed the trial court’s decision, but on January 31, 2012, the U.S. Court of Appeals for the 9th Circuit affirmed the lower court’s decision awarding the plaintiff the $300,000 deposit with prejudgment interest from July 1, 2006. The Company sought to have the Court of Appeals reconsider the decision en banc, (by all or a larger number of the judges on the Circuit Court of Appeals), but this was not granted. Although the case has been concluded, the plaintiff has not taken any steps to collect the judgment. As of June 30, 2016 and 2015, $300,000 was included in the Company’s accrued expenses.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

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

Shapiro v. Fonar Corporation, New York Supreme Court, Suffolk County. Previously, The Company and Dr. Shapiro had settled an action commenced in Nassau County under the same name. The amount remaining payable under the settlement agreement according to the Company’s records is $258,400, but the payment and timing of the payment was dependent on obtaining an order for an Upright® MRI Scanner for the Company and the making of installment payments thereunder by the customer. Briefly stated, the balance of $258,400 was and is not yet due. Dr. Shapiro claims that the Company was in breach of the settlement agreement and seeks payment of no less than $307,000 plus interest and attorneys’ fees. The Company believes it has scrupulously observed the terms of the settlement agreement and that Dr. Shapiro’s claims are without merit. The Company answered the Complaint and the one is now in discovery. The case was settled for $258,400 plus interest on February 18, 2016.

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. The Company has recorded tax obligations of approximately $2,402,000 plus interest and penalties of approximately $2,487,000. The Company is in the process of determining its regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $100,000 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of June 30, 2016 and 2015, the Company had approximately $392,000 and $510,000, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the consolidated balance sheets.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

NOTE 14 - OTHER INCOME (EXPENSE)

Other income (expense) consists of:

	For the Years Ended June 30,
	2016	2015	2014
Loss on disposition of equipment	$—	$—	$(657,350)
Litigation settlement	—	—	13,586
Gain on extinguishment of debt	—	394,797	—
Gain on sale of equipment	—	—	40,000
Other income (expense)	190,560	13	(4,835)
	$190,560	$394,810	$(608,599)

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2016, 2015 and 2014, the Company paid $356,106, $516,385 and $668,475 for interest, respectively.

During the years ended June 30, 2016, 2015 and 2014, the Company paid $360,496, $143,996 and $349,501 for income taxes, respectively.

NOTE 16 – DUE TO RELATED PARTY MEDICAL PRACTICES

In June 2009, an entity owned by the Company’s Chairman of the Board, Tallahassee Scanning Services PA, sold its Upright® MRI scanning system to the Company for $550,000 in exchange for 35 monthly payments of $18,769 to be made over a three year period, commencing October 18, 2009 including interest at a rate of 10.41% per annum. The Company used this scanning system to fulfill a sales order with an unrelated customer. The unpaid balance of as of June 30, 2016 and 2015 was $134,880.

Other Related Party Transactions

A son of the Company’s Chairman of the Board and CEO and President of the Company is one of the minority owners of a billing company, which performs billing and collection services with respect to No-Fault and Workers’ Compensation claims of the Company’s clients. The monthly fee charged to the Company is $85,000.

Bensonhurst MRI Limited Partnership, in which a son of the Company’s Chairman of the Board and CEO and President of the Company holds an interest, is party to an agreement with the Company for the service and maintenance of its Upright MRI Scanner for a price of $110,000 per annum.

A limited liability company of which a son of the Company’s Chairman of the Board and CEO and President of the Company is an owner also had a 1.375% interest in Yonkers Diagnostic Management, LLC, a 4.5% interest in Turnkey Services of New York, LLC and a 4.3% interest in TK2 Equipment Management, LLC. Entities in which the Executive Vice President and COO and his family had an interest had a 0.75% in Yonkers and a 5.9% in TK2 Equipment Management. The Company acquired these entities, or the portion thereof not already owned by the Company, through a series of merger transactions for $1,780,000 in the case of Yonkers, $1,147,715 in the case of Turnkey Services and $3,075,852 in the case of TK2 Equipment Management.

A company of which a son of the Company’s Chairman of the Board and CEO and President of the Company is an owner and a company in which the Executive Vice President and COO has an interest also hold a 1.7% and 2.8% interest, respectively, in Turnkey Management of Great Neck, LLC, an entity for which the Company will perform management services. No services were performed and no fees were due in fiscal 2016.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

NOTE 16 – DUE TO RELATED PARTY MEDICAL PRACTICES (Continued)

A company in which a son of the Company’s Chairman of the Board and CEO and President of the Company is an owner, also had a 14.967% interest in Imperial’s Class A membership interests and has a 6.06% interest in Health Management Company of America’s Class A membership interests. A company in which the Executive Vice President and COO and his family have an interest, had a 12.917% interest in Imperial’s Class A membership interests and has a 2.5% interest in Health Management Company of America’s Class A membership interests. The Company repurchased Imperial’s outstanding Class A memberships on May 1, 2016. An entity of a son of the Company’s Chairman of the Board and CEO and President of the Company received $179,000 for its interests and the Executive Vice President and COO company received $105,000 for its interests.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Manufacturing and Servicing of Medical Equipment	Management of Diagnostic Imaging Centers	Totals
Fiscal 2016:
Net revenues from external customers	$10,783,618	$62,584,592	$73,368,210
Intersegment net revenues *	$2,140,000	$—	$2,140,000
(Loss) Income from operations	$(1,979,497)	$16,335,113	$14,355,616
Depreciation and amortization	$320,843	$2,976,446	$3,297,289
Compensatory element of stock issuances	$2,006	$—	$2,006
Total identifiable assets	$28,241,501	$56,646,105	$84,887,606
Capital expenditures	$437,695	$387,593	$825,288
Fiscal 2015:
Net revenues from external customers	$11,480,295	$57,570,701	$69,050,996
Intersegment net revenues *	$2,005,000	$—	$2,005,000
Income from operations	$504,895	$12,394,982	$12,899,877
Depreciation and amortization	$306,183	$3,238,287	$3,544,470
Compensatory element of stock issuances	$53,200	$—	$53,200
Total identifiable assets	$18,997,142	$57,494,935	$76,492,077
Capital expenditures	$209,534	$61,308	$270,842
Fiscal 2014:
Net revenues from external customers	$12,070,563	$56,434,914	$68,505,477
Intersegment net revenues *	$1,963,750	$—	$1,963,750
Income from operations	$468,793	$11,833,876	$12,302,669
Depreciation and amortization	$410,728	$3,406,477	$3,817,205
Compensatory element of stock issuances	$223,000	$—	$223,000
Total identifiable assets	$18,093,789	$58,696,054	$76,789,843
Capital expenditures	$234,275	$600,633	$834,908

* Amounts eliminated in consolidation

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

NOTE 17 - SEGMENT AND RELATED INFORMATION (Continued)

Export Product Sales

The Company’s areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 19.6%, 74.2% and 42.4% of product sales revenues to third parties for the years ended June 30, 2016, 2015 and 2014, respectively.

The foreign product sales, as a percentage of product sales to unrelated parties, were made to customers in the following countries:

	For the Years Ended June 30,
	2016	2015	2014
United Arab Emirates	-%	-%	29.8%
Switzerland	—	2.2	12.4
Canada	0.3	0.1	—
England	18.5	—	—
Germany	.6	71.9	—
Puerto Rico	.2	—	—
Libya	—	—	0.2
	19.6%	74.2%	42.4%

Foreign Service and Repair Fees

The Company’s areas of service and repair are principally in the United States. The Company had foreign revenues of service and repair of medical equipment amounting to 5.8%, 7.4% and 8.8% of consolidated net service and repair fees for the years ended June 30, 2016, 2015 and 2014, respectively. Foreign service and repair fees, as a percentage of total service and repair fees, were provided principally to the following countries:

	For the Years Ended June 30,
	2016	2015	2014
Spain	0.3%	1.0%	1.0%
Puerto Rico	1.5	1.2	1.1
Switzerland	0.3	0.7	1.1
Germany	1.5	0.7	0.4
England	0.5	1.7	2.6
Holland	—	0.6	1.3
Canada	0.3	0.1	0.2
Greece	0.2	0.2	—
Australia	1.2	1.2	1.1
	5.8%	7.4%	8.8%

The Company does not have any material assets outside of the United States.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

NOTE 18 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following represents a summary of allowance for doubtful accounts for the years ended June 30, 2016, 2015 and 2014, respectively:

Description	Balance June 30, 2015	Additions		Deductions	Balance June 30, 2016
Accounts receivable	$362,362	$(1)		$78,083	$284,279
Management and other fees receivable	13,271,651	(1) 673,856		—	13,945,507
Management and other fees receivable - related medical practices	403,047	—		10,542	392,505
Medical receivables	15,459,156	(1)14,539,786		12,547,160	17,451,782

Description	Balance June 30, 2014	Additions		Deductions	Balance June 30, 2015
Accounts receivables	$257,362	$(1)105,000	$		$362,362
Management and other fees receivable	10,901,619	(1)2,370,032		—	13,271,651
Management and other fees receivable - related medical practices	403,047	—		—	403,047
Medical receivables	14,032,067	(1)12,770,249		11,343,160	15,459,156
Advance and notes to related parties	202,379	—		202,379	—

Description	Balance June 30, 2013	Additions		Deductions	Balance June 30, 2014
Accounts receivables	$257,362	$(1)	$		$257,362
Management and other fees receivable	9,095,320	(1)1,806,299		—	10,901,619
Management and other fees receivable - related medical practices	403,047	—		—	403,047
Medical receivables	2,584,669	(1)10,333,082		(1,114,316)	14,032,067
Advance and notes to related parties	202,379	—		—	202,379
Notes receivable	65,000	—		65,000	—

 (1) Included in provision for bad debts.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

(000’s omitted, except per share data)

	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	Total
Total Revenues – Net	$17,611	$18,369	$18,619	$18,769	$73,368
Total Costs and Expenses	13,996	14,144	14,522	16,351	59,013
Net Income	3,465	4,104	3,881	7,346	18,796
Basic Net Income Per Common Share Available to Common Stockholders	$0.44	$0.54	$0.46	$0.99	$2.43
Diluted Net Income Per Common Share Available to Common Stockholders	$0.43	$0.53	$0.45	$0.97	$2.38

	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	Total
Total Revenues – Net	$17,985	$17,092	$17,096	$16,878	$69,051
Total Costs and Expenses	14,547	13,494	14,430	13,680	56,151
Net Income	3,256	3,455	2,519	6,200	15,430
Basic Net Income Per Common Share Available to Common Stockholders	$0.39	$0.41	$0.31	$0.89	$2.00
Diluted Net Income Per Common Share Available to Common Stockholders	$0.39	$0.40	$0.31	$0.86	$1.95

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016, 2015 and 2014

NOTE 20 – BUSINESS COMBINATIONS

Acquisitions

On June 30, 2016, the Company purchased 100% interest in TK2 Equipment Management, LLC and Turnkey Services of New York, LLC. The consideration and net assets acquired is as follows:

Cash Paid	$4,223,567
Net assets at Fair Value	2,861,507
Goodwill	$1,555,060

Pro forma Results

The following unaudited pro forma results of operations for the twelve months ended June 30, 2016, 2015 and 2014 assumes that the above acquisitions were made at the beginning of the year prior to acquisition. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future.

	Year ended June 30, 2016	Year ended June 30, 2015	Year ended June 30, 2014
Total Revenues – Net	$73,368,210	$69,050,996	$68,505,477
Net Income - Controlling Interests	$16,088,263	$13,175,717	$10,456,315
Net Income Available to Common Stockholders	$15,042,842	$12,319,511	$9,776,301
Net Income Available to Class A Non-Voting Preferred Stockholders	$779,173	$638,147	$506,828
Net Income Available to Class C Common Stockholders	$266,248	$218,059	$173,186
Basic Net Income Per Common Share Available to Common Stockholders	$2.49	$2.04	$1.63
Diluted Net Income Per Common Share Available to Common Stockholders	$2.43	$1.99	$1.59
Basic and Diluted Income Per Share - Common C	$0.70	$0.57	$0.45
Weighted Average Basic Shares Outstanding	6,050,893	6,050,632	6,009,822
Weighted Average Diluted Shares Outstanding	6,178,397	6,178,136	6,137,326
Weighted Average Basic and Diluted Shares Outstanding - Class C Common	382,513	382,513	382,513

NOTE 21 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date, but before the consolidated financial statements are issued.

Subsequent to June 30, 2016, the Company issued 106,600 shares of common stock in settlement of liabilities of approximately $2 million in other current liabilities.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with our independent registered public accounting firm or other matters requiring disclosure under Regulation S-K, Item 304(b).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we performed an evaluation under the supervision of and with the participation of management, including our Principal Executive Officer and our Acting Principal Financial Officer, of the design and effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). We also engaged the services of a governance, risk and compliance consulting firm to assist in our evaluation and remediation. Based upon that evaluation, our Principal Executive Officer and Acting Principal Financial Officer concluded, as of the end of the period covered by this Annual Report that our disclosure controls and procedures were effective.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective at June 30, 2016.

Based on the COSO criteria, management concluded that our internal controls were effective to prevent material misstatements of the Company's annual or interim financial statements. Management has determined that the following material weaknesses in our internal control over financial reporting previously reported as of June 30, 2015, were remediated as of June 30, 2016.

FONAR CORPORATION AND SUBSIDIARIES

The following describes the principal deficiencies noted during 2015 and remediated in 2016:

1) Certain control procedures were not in place while others were unable to be verified due to performance of the procedure not being sufficiently documented. This weakness was remediated during fiscal 2016. The Company enhanced its documentation related to key operating controls including evidence of performance of such controls and the review and oversight function.

2) The Company had inadequate design of controls over period end financial reporting and the disclosure processes. This weakness was remediated during fiscal 2016. The Company enhanced its controls over the period end financial reporting process, by developing specific procedures and processes to ensure accurate reporting, and modified management roles and responsibilities to strengthen internal controls and the disclosure process.

3) The Company previously did not maintain adequate segregation of duties related to the approval and execution of certain transactions impacting our financial reporting. This weakness was remedied during fiscal 2016. The Company enhanced its internal controls with respect to the approval and execution process for material transactions by developing standardized protocol procedures and improving segregation of duties and responsibilities.

4) The Company previously reported deficiencies with respect to certain controls over information technology operations. These technology processes and documentation surrounding such controls have been enhanced.

Changes in Internal Controls over Financial Reporting

There have been no changes (other than those described in this report) in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During fiscal 2017, our efforts to improve our internal control are expected to continue. To the extent reasonably possible, we will continue to utilize the services of a governance, risk and compliance consulting firm to assist us in our plan and we will utilize internal resources to implement additional internal controls as deemed necessary. We have and will continue to take the necessary steps to implement additional review and approval procedures as applicable to strengthen our controls over the financial reporting and disclosure process. In addition, we continue to create and implement new information technology policies and procedures related to controls over information technology operations, security and change management. To the extent necessary, we may hire additional staff or reassign duties of existing staff in connection with our enhancement efforts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the

Board of Directors and Stockholders of

FONAR Corporation and Subsidiaries

We have audited FONAR Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). The Company's management is responsible for maintaining effective internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Fonar Corporation and Subsidiaries maintained in all material aspects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of June 30, 2016 and 2015 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2016 of the Company and our report dated September 28, 2016 expressed an unqualified opinion on those financial statements.

/s/ Marcum LLP

Marcum LLP

New York, New York

September 28, 2016

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

The officers and directors of the Company are set forth below:

Raymond V. Damadian, M.D.	80	Chairman of the Board, Treasurer and a Director
Timothy R. Damadian	52	President, Chief Executive Officer
Luciano B. Bonanni	61	Executive Vice President and Chief Operating Officer
Claudette J.V. Chan	78	Director and Secretary
Robert J. Janoff	89	Director
Charles N. O'Data	80	Director
Ronald G. Lehman	40	Director

Raymond V. Damadian, M.D. has been the Chairman of the Board since its inception in 1978 and Treasurer since February, 2001. Up until February 11, 2016, Dr. Damadian also served as the President and Chief Executive Officer of Fonar. Dr. Damadian was employed by the State University of New York, Downstate Medical Center, New York, as an Associate Professor of Biophysics and Associate Professor of Internal Medicine from 1967 until September 1979. He received an M.D. degree in 1960 from Albert Einstein College of Medicine, New York, and a B.S. degree in mathematics from the University of Wisconsin in 1956. In addition, Dr. Damadian conducted post-graduate work at Harvard University, where he studied extensively in the fields of physics, mathematics and electronics. Dr. Damadian is the author of numerous articles and books on the nuclear magnetic resonance effect in human tissue, which is the theoretical basis for the Fonar MRI scanners. He is a 1988 recipient of the National Medal of Technology. In 1989 he was inducted into the National Inventors Hall of Fame, for his contributions in conceiving and developing the application of magnetic resonance technology to medical applications including whole body scanning and diagnostic imaging. Dr. Damadian is the President, Treasurer and director of Health Management Corporation of America (“HMCA”), a Manager of Imperial Management Services, LLC (“Imperial”) and a Manager of Health Diagnostics Management, LLC (“HDM”) which three entities are subsidiaries of Fonar.

FONAR CORPORATION AND SUBSIDIARIES

Timothy Damadian has been the President and Chief Executive Officer of Fonar since February 11, 2016. From 2010 to 2016 he served as an independent consultant, with a focus on the Company’s MRI facility management business. Timothy Damadian began his career at Fonar in 1985, installing MRI scanners and components for Fonar customers. Over the course of the following 16 years, he held positions of increasing authority, eventually becoming Vice President of Operations. In 1997, Timothy Damadian was appointed President of the newly formed Health Management Corporation of America (HMCA), a wholly-owned subsidiary of Fonar that was formed to manage medical and diagnostic imaging offices. In 2001, Timothy Damadian left Fonar to form Integrity Healthcare Management, Inc., a diagnostic imaging management company that would eventually manage 11 MRI scanning centers in New York and Florida. The company was a success and was sold to Health Diagnostics, LLC in 2007. Mr. Damadian returned to Fonar as a consultant in 2010. He also serves as a Manager of Imperial Management Services, LLC and a Manager of Health Diagnostics Management, LLC, which are subsidiaries of HMCA.

Luciano B. Bonanni has served as Chief Operating Officer (COO) and Executive Vice President (EVP) for Fonar Corporation since June 27, 2016. Prior to his appointment as COO, Mr. Bonanni had served the Company as Vice President since 1989, during which time he oversaw general operations, research and development, manufacturing, service, sales, finance, accounting and regulatory compliance. Prior to 1989, Mr. Bonanni held the title of Vice President of Production and Engineering from the time of Fonar’s initial public offering in 1981. Mr. Bonanni joined the Company as an electrical engineer in 1978. He holds a Bachelor of Electrical Engineering degree from Manhattan College.

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

FONAR CORPORATION AND SUBSIDIARIES

Ronald G. Lehman has been a Director of Fonar since April, 2012, when he was unanimously appointed by the remaining four Directors to fill the vacancy resulting from the death of former Director Robert Djerejian. From October, 2009 to the present, Mr. Lehman has served as Managing Director of Investment Banking with Bruderman Brothers, LLC, a private New York-based broker-dealer registered with the Securities and Exchange Commission and which is a member of the Financial Industry Regulatory Authority (FINRA) and the Securities Investor Protection Corporation (SIPC). Mr. Lehman directly manages all facets of the firm’s transaction processes, from deal origination, to sourcing capital, to negotiating deal structures, through documentation and closing. The firm provides buy and sell-side advisory, capital raising, and consulting services to lower middle-market companies. Mr. Lehman specializes in advising healthcare services companies and has recently completed several recapitalizations in the industry. He also participates in the firm’s merchant banking investments and oversees many of these assignments. From May, 2008 to October, 2009, Mr. Lehman served as Senior Vice President of Acquisitions at Health Diagnostics, LLC, where he managed the company’s acquisition and corporate finance activities. From March, 2000 to May, 2008, Mr. Lehman worked for various Bruderman entities as a buy and sell-side advisor and as a principal in several private equity transactions. From September, 1998 to March, 2000, Mr. Lehman worked at Deutsche Bank Securities, Inc. and last held the position of Associate in their Global Custody Group. Mr. Lehman graduated from Columbia University with a B.A. in 1998.

ITEM 11. EXECUTIVE COMPENSATION.

With the exception of the Chief Executive Officer and the Chairman of the Board of Directors, the compensation of the Company's executive officers is based on a combination of salary and bonuses based on performance. The Chairman of the Board’s compensation consists of a salary. The Chief Executive Officer and the Chairman of the Board have no understandings with the Company with respect to bonuses, options or other incentives; they are not subject to our general policy later discussed.

The Board of Directors does not have a compensation Committee. Dr. Raymond V. Damadian, Chairman of the Board, controls over 50% of the voting power of our capital stock. Dr. Damadian is both an executive officer and a member of the Board of Directors. Dr. Damadian, the Chief Executive Officer and the Chief Operating Officer, participate in the determination of compensation for the Company’s management and other employees.

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

FONAR CORPORATION AND SUBSIDIARIES

There is set forth in the following Summary Compensation Table the compensation provided by us during fiscal 2016 to our Principal Executive Officer, and our acting Principal Financial Officer. There is set forth in the following Outstanding Equity Awards Table and Director Compensation Table the required information.

I. SUMMARY COMPENSATION TABLE

Name and All Other Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation	Total Compensation
(a)	(b)	(c)	(d)	(e)	(f)
Timothy R. Damadian	2016	$0	—	—	$0
President,	2015	$0	—	—	$0
Principal Executive Officer	2014	$0	—	—	$0

Raymond V, Damadian	2016	$89,657.23	—	—	$35,935.12
Chairman of the Board,	2015	$35,935.12	—	—	$36,002.38
PFO	2014	$36,002.38	—	—	$36,111.30

Luciano Bonanni	2016	$140,280.20	—	—	$140,280.20
Chief Operating Officer	2015	$144,921.86	—	—	$144,921.86
and Executive Vice President	2014	$139,293.82	—	—	$139,293.82

II.  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
	(a)	(b)	(c)
Raymond V. Damadian, PFO	0	0	N/A

III.  DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Total ($)
(a)	(b)	(c)
Raymond V.Damadian	$0	$0
Claudette J.V.Chan	$20,160.00	$20,160.00
Robert J.Janoff	$20,000.24	$20,000.24
Charles N. O’Data	$20,000.24	$20,000.24
Ronald G. Lehman	$19,999.98	$19,999.98

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

FONAR CORPORATION AND SUBSIDIARIES

Fonar adopted its 2010 Stock Bonus Plan, on June 28, 2010. This Plan permits Fonar to issue an aggregate of 2,000,000 shares of common stock of Fonar as bonus or compensation. As of June 30, 2016, 954,999 shares were available for issuance. The Company has approved the issuance of 106,600 shares under the Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number and percentage of shares of Fonar’s securities held by each director, by each person known by us to own in excess of five percent of Fonar’s voting securities and by all officers and directors as a group as of September 6, 2016.

Name and Address of Beneficially Owner (1)	Shares Beneficial Owned	Percent of Class
Raymond V. Damadian, M.D.
c/o Fonar Corporation, Melville, New York
Director and Treasurer
5% + Stockholder
Common Stock	118,702	1.93%
Class C Stock	382,447	99.98%
Class A Preferred	19,093	6.09%
Timothy R. Damadian,
President and Chief Executive Officer
Common Stock	27,000	*
Class A Preferred	800	*
Luciano B. Bonanni,
Executive Vice President And Chief Operating Officer
Common Stock	17,500	*
Class A Preferred	1,285	*
Claudette Chan
Director and Secretary
Common Stock	106	*
Class A Preferred	32	*
Robert J. Janoff
Director
Common Stock	1,500	*
Class A Preferred	79	*
Charles N. O'Data
Director
Common Stock	528	*
Ronald G. Lehman
Director
Common Stock	600	*
All Officers and Directors
as a Group (7 persons)
Common Stock	164,702	2.67%
Class C Stock	382,447	99.98%
Class A Preferred	21,289	6.79%

___________________________

* Less than one percent

1. Address provided for each beneficial owner owning more than five percent of the voting securities of Fonar.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pursuant to HMCA’s management agreements with its clients, HMCA provides comprehensive non-medical management and administrative services, including billing and collection of accounts, payroll and accounts payable processing, office facilities, supplies and utilities. Under the management agreements, HMCA also provides service for the Fonar Upright MRI scanners through Fonar. In total, as of September 13, 2016, 22 of our clients had management agreements with HMCA. Four sites in Florida are owned and operated directly by HMCA subsidiaries.

The fees charged under the management agreements are flat fees charged on a monthly basis. These fees ranged from $69,349 to $277,483 per month in fiscal 2016.

Dr. Raymond Damadian, the Chairman of the Board and principal stockholder of the Company, owns three of the imaging facilities in Florida managed by HMCA. The facilities owned by Dr. Damadian in Florida pay HMCA flat rate monthly fees ranging from $180,733 to $229,834 per month. These fees are renegotiable on an annual basis.

During the fiscal years ended June 30, 2016, June 30, 2015 and June 30, 2014, the net revenues received by HMCA from the imaging facilities owned by Dr. Damadian were approximately $7.5 million, $7.4 million and $7.6 million respectively.

Dr. Damadian owned a 1.667% interest in Imperial’s Class A membership interests which was repurchased by the Company as of May 1, 2016 for $20,000. Dr. Damadian also owns a .75% interest in Health Management Company of America’s Class A membership interests. Dr. Damadian is also a Manager of Health Management Company of America.

Timothy Damadian, the President and Chief Executive Officer of Fonar, is one of the owners of a billing company, which performs billing and collection services for HMCA with respect to No-Fault and Workers’ Compensation claims of HMCA’s clients. The monthly fees charged to HMCA is $85,000 in the aggregate. Timothy Damadian is also a Manager of Health Management Company of America.

A limited liability company of which Timothy Damadian is an owner also had a 1.375% interest in Yonkers Diagnostic Management, LLC, a 4.5% interest in Turnkey Services of New York, LLC and a 4.3% interest in TK2 Equipment Management, LLC. Entities in which Mr. Bonanni and his family had an interest had a 0.75% in Yonkers and a 5.9% in TK2 Equipment Management. HMCA acquired these entities, or the portion thereof not already owned by HMCA, through a series of merger transactions for $1,780,000 in the case of Yonkers, $1,147,715 in the case of Turnkey Services and $3,075,852 in the case of TK2 Equipment Management.

A company of which Timothy Damdian is an owner and a company in which Mr. Bonanni has an interest also hold a 1.7% and 2.8% interest, respectively, in Turnkey Management of Great Neck, LLC, a company for which HMCA will perform management services. No services were performed and no fees were due in fiscal 2016.

A company in which Timothy Damadian is an owner, also had a 14.967% interest in Imperial’s Class A membership interests and has a 6.06% interest in Health Management Company of America’s Class A membership interests. A company in which Mr. Bonanni and his family have an interest, had a 12.917% interest in Imperial’s Class A membership interests and has a 2.5% interest in Health Management Company of America’s Class A membership interests. The Company repurchased Imperial’s outstanding Class A memberships on May 1, 2016. Timothy Damadian’s company received $179,000 for its interests and Mr. Bonanni’s company received $105,000 for its interests.

Ronald Lehman, a Director of Fonar, holds a .0378% interest in Health Management Company of America’s Class A membership interests. In addition, a company of which Mr. Lehman is an owner, held a .417% interest in Imperial’s Class A membership interests, which was repurchased by the Company on May 1, 2016 for $5,000.

Claudette J.V. Chan, a Director and the Secretary of Fonar, owns a .0378% interest in Health Management Company of America’s Class A Membership interests.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Marcum LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2016 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2016 were $387,000.

The aggregate fees billed by Marcum LLP for the audit of our annual financial statements for the fiscal year ended June 30, 2015 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2015 were $368,936.

Audit Related Fees

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2016 or June 30, 2015 for services related to the Audit or review of our financial statements that are not included under the caption “Audit Fees”.

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2016 or June 30, 2015 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information.

Tax Fees

The aggregate fees billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2016 were $0.

The aggregate fees billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2015 were $14,123.

All Other Fees

No fees were billed by Marcum LLP for any other services during the fiscal years ended June 30, 2016 and June 30, 2015.

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

Our audit committee believes that the provision by Marcum LLP of services in addition to audit services in fiscal 2016 and 2015 were compatible with maintaining their independence.

FONAR CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a) FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements are included in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at June 30, 2016 and 2015.

Consolidated Statements of Income for the Years Ended June 30, 2016, 2015 and 2014.

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2016, 2015 and 2014.

Consolidated Statements of Cash Flows for the Years Ended June 30, 2016, 2015 and 2014.

Notes to Consolidated Financial Statements.

Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes to the financial statements.

b) REPORTS ON FORM 8-K

1. Registrant’s Report on Form 8-K containing the Company’s Earnings Report for the first nine months of Fiscal 2016. May 10, 2016. Commission File No. 0-10248.

2. Registrant’s Report on Form 8-K reporting the results of the election of directors and selection of auditors at the annual meeting of stockholders. June 14, 2016. Commission File No. 0-10248.

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

FONAR CORPORATION AND SUBSIDIARIES

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

4. 8 Form of Amended and Restated Purchase Warrant for Placement Agent and Designees incorporated by reference to Exhibit 4.8 of the Registrant’s registration statement on Form S-3, Commission File No. 333-116908.

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

10 ..35 Partnership Interest Purchase Agreement dated September 29, 2008 by and between Diagnostic Management, LLC and Raymond V. Damadian, M.D. MR Scanning Centers Management Company, incorporated by reference to Exhibit 10.35 to Form 10-K for the fiscal year ended June 30, 2008. Commission File No. 0-10248.

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

23.1Independent Registered Public Accounting Firm’s

Report. See Exhibits.

31.1 Section 302 Certification. See Exhibits.

32.1 Section 906 Certification. See Exhibits.

FONAR CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FONAR CORPORATION
Dated: September 28, 2016
By: /s/Timothy R. Damadian
Timothy R. Damadian, President, Principal Executive Officer
By:/s/Raymond V. Damadian
Raymond V. Damadian, Principal Financial Officer, Chairman of the Board and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raymond V. Damadian Raymond V. Damadian	Chairman of the Board of Directors, Director, Principal Financial Officer, Treasurer	September 28, 2016

/s/ Claudette J.V. Chan	Director	September 28, 2016
Claudette J.V. Chan

Robert J. Janoff	Director
/s/ Charles N. O'Data	Director	September 28, 2016
Charles N. O'Data
/s/ Ronald G. Lehman	Director	September 28, 2016
Ronald G. Lehman