Form 10-Q
period 2016-09-30
FONAR CORP
filed 2016-11-09
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at November 4, 2016
Common Stock, par value $.0001	6,158,073
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	September 30, 2016	June 30, 2016 *
Current Assets:
Cash and cash equivalents	$7,994	$8,528
Accounts receivable – net	4,604	4,370
Accounts receivable - related party	90	—
Medical receivable – net	10,547	10,127
Management and other fees receivable - net	16,560	15,638
Management and other fees receivable – related medical practices – net	4,232	4,064
Inventories	2,214	2,074
Prepaid expenses and other current assets	722	759
Total Current Assets	46,963	45,560
Deferred income tax asset	13,042	13,042
Property and equipment – net	14,563	14,513
Goodwill	3,322	3,322
Other intangible assets – net	7,456	7,719
Other assets	794	732
Total Assets	$86,140	$84,888

 *Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2016	June 30, 2016 *
Current Liabilities:
Current portion of long-term debt and capital leases	$2,436	$2,448
Accounts payable	1,304	1,254
Other current liabilities	8,269	10,827
Unearned revenue on service contracts	4,936	4,679
Unearned revenue on service contracts – related party	83	—
Customer deposits	1,067	1,199
Billings in excess of costs and estimated earnings on uncompleted contracts	176	207
Total Current Liabilities	18,271	20,614
Long-Term Liabilities:
Deferred income tax liability	482	482
Due to related medical practices	236	245
Long-term debt and capital leases, less current portion	661	2,059
Other liabilities	803	712
Total Long-Term Liabilities	2,182	3,498
Total Liabilities	20,453	24,112

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (Continued)

STOCKHOLDERS' EQUITY:	September 30, 2016	June 30, 2016 *
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at September 30, 2016 and June 30, 2016, 313 issued and outstanding at September 30, 2016 and June 30, 2016	$—	$—
Preferred stock $.001 par value; 567 shares authorized at September 30, 2016 and June 30, 2016, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at September 30, 2016 and June 30, 2016, 6,170 and 6,062 issued at September 30, 2016 and June 30, 2016, respectively; 6,158 and 6,051 outstanding at September 30, 2016 and June 30, 2016, respectively	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at September 30, 2016 and June 30, 2016; .146 issued and outstanding at September 30, 2016 and June 30, 2016	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at September 30, 2016 and June 30, 2016, 383 issued and outstanding at September 30, 2016 and June 30, 2016	—	—
Paid-in capital in excess of par value	175,948	173,702
Accumulated deficit	(117,053)	(120,624)
Notes receivable from employee stockholders	(22)	(24)
Treasury stock, at cost - 12 shares of common stock at September 30, 2016 and June 30, 2016	(675)	(675)
Total Fonar Corporation Stockholder Equity	58,199	52,380
Noncontrolling interests	7,488	8,396
Total Stockholders' Equity	65,687	60,776
Total Liabilities and Stockholders' Equity	$86,140	$84,888

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
REVENUES	2016	2015
Product sales – net	$242	$18
Service and repair fees – net	2,351	2,284
Service and repair fees - related parties – net	28	28
Patient fee revenue, net of contractual allowances and discounts	8,823	8,114
Provision for bad debts for patient fee	(3,878)	(3,507)
Management and other fees – net	9,261	8,829
Management and other fees - related medical practices – net	1,907	1,845
Total Revenues – Net	18,734	17,611
COSTS AND EXPENSES
Costs related to product sales	213	112
Costs related to service and repair fees	655	543
Costs related to service and repair fees - related parties	8	7
Costs related to patient fee revenue	2,414	2,228
Costs related to management and other fees	5,261	5,419
Costs related to management and other fees – related medical practices	953	1,058
Research and development	412	436
Selling, general and administrative	4,065	4,193
Total Costs and Expenses	13,981	13,996
Income From Operations	4,753	3,615
Interest Expense	(98)	(150)
Investment Income	48	50
Other Expense	(3)	—
Income Before Provision for Income Taxes and Noncontrolling Interests	4,700	3,515
Provision for Income Taxes	200	50
Net Income	4,500	3,465
Net Income - Noncontrolling Interests	(929)	(603)
Net Income - Controlling Interests	$3,571	$2,862
Net Income Available to Common Stockholders	$3,343	$2,676
Net Income Available to Class A Non-Voting Preferred Stockholders	$170	$139
Net Income Available to Class C Common Stockholders	$58	$47
Basic Net Income Per Common Share Available to Common Stockholders	$0.55	$0.44
Diluted Net Income Per Common Share Available to Common Stockholders	$0.54	$0.43
Basic and Diluted Income Per Share – Class C Common	$0.15	$0.12
Weighted Average Basic Shares Outstanding – Common Stockholders	6,105	6,050
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,233	6,178
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$4,500	$3,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	856	829
Provision for bad debts	(161)	418
Compensatory element of stock issuances	7	—
Stock issued for costs and expenses	2,239	—
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivable(s)	(1,675)	(2,186)
Notes receivable	12	11
Inventories	(140)	(104)
Prepaid expenses and other current assets	26	73
Other assets	(63)	12
Increase (decrease) in operating liabilities, net:
Accounts payable	50	(187)
Other current liabilities	(2,218)	1,120
Customer deposits	(132)	1
Billings in excess of costs and estimated earnings on uncompleted contracts	(30)	—
Other liabilities	92	16
Due to related medical practices	(9)	(4)
Net cash provided by operating activities	3,354	3,464
Cash Flows from Investing Activities:
Purchases of property and equipment	(599)	(45)
Cost of patents	(43)	(19)
Net cash used in investing activities	(642)	(64)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(1,410)	(623)
Distributions to noncontrolling interests	(1,837)	(1,255)
Repayment of notes receivable from employee stockholders	1	2
Net cash used in financing activities	(3,246)	(1,876)
Net (Decrease) Increase in Cash and Cash Equivalents	(534)	1,524
Cash and Cash Equivalents - Beginning of Period	8,528	9,449
Cash and Cash Equivalents - End of Period	$7,994	$10,973

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 and 2015

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 28, 2016 for the fiscal year ended June 30, 2016.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the if converted method in calculating diluted income per share for the three months ended September 30, 2016 and 2015.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three months ended September 30, 2016 and 2015, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 and 2015

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

	Three months ended September 30, 2016			Three months ended September 30, 2015
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$3,571	$3,343	$58	$2,862	$2,676	$47
Denominator:
Weighted average shares outstanding	6,105	6,105	383	6,050	6,050	383
Basic income per common share	$0.58	$0.55	$0.15	$0.47	$0.44	$0.12
Diluted
Denominator: Weighted average shares outstanding		6,105	383		6,050	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,233	383		6,178	383
Diluted income per common share		$0.54	$0.15		$0.43	$0.12

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 and 2015

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

During February 2016, FAS issued ASU 2016-02, Leases (Topic 842). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based upon the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Lease with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new guidance will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period and is applied retrospectively. Early adoption is permitted. The Company is currently in the process of assessing the impact the adoption of this guidance will have on the Company’s consolidated condensed financial statements.

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

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of September 30, 2016 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2016 or 2015, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported consolidated net income for any periods presented.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 and 2015

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Accounts Receivable, Medical Receivable and Management and Other Fees Receivable

Receivables, net is comprised of the following September 30, 2016, and June 30, 2016:

	September 30, 2016
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,888	$284	$4,604
Accounts receivable - related party	$90	—	$90
Medical receivable	$28,752	$18,205	$10,547
Management and other fees receivable	$29,469	$12,909	$16,560
Management and other fees receivable from related medical practices ("PC’s")	$4,625	$393	$4,232

	June 30, 2016
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,654	$284	$4,370
Accounts receivable - related party	$—	—	$—
Medical receivable	$27,579	$17,452	$10,127
Management and other fees receivable	$29,584	$13,946	$15,638
Management and other fees receivable from related medical practices ("PC’s")	$4,457	$393	$4,064

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

SEPTEMBER 30, 2016 and 2015

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 64% and 60% of the PCs’ net revenues for the three months ended September 30, 2016 and 2015, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 10.2% and 10.5% of the consolidated net revenues for the three months ended September 30, 2016 and 2015, respectively.

Tallahassee Magnetic Resonance Imaging, PA, Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, PA (all related medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement.

The Company’s patient fee revenue, net of contractual allowances and discounts less the provision for bad debts for the three months ended September 30, 2016 and 2015 are summarized in the following table.

	For the Three Months Ended September 30,
	2016	2015
Commercial Insurance/ Managed Care	$1,264	$1,071
Medicare/Medicaid	300	275
Workers' Compensation/Personal Injury	5,680	5,308
Other	1,579	1,460
Patient Fee Revenue, net of contractual allowances and discounts	8,823	8,114
Provision for Bad Debts	(3,878)	(3,507)
Net Patient Fee for Revenue	$4,945	$4,607

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 and 2015

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2016	June 30, 2016
Purchased parts, components and supplies	$1,984	$1,862
Work-in-process	230	212
TOTAL INVENTORIES	$2,214	$2,074

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information relating to uncompleted contracts is as follows:

	September 30, 2016	June 30, 2016
Costs incurred on uncompleted contracts	$837	$894
Estimated earnings	480	491
Subtotal	1,317	1,385
Less: Billings to date	1,493	1,592
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$(176)	$(207)

Included in the accompanying condensed consolidated balance sheets under the following captions:

	September 30, 2016	June 30, 2016
Costs and estimated earnings in excess of billings on uncompleted contracts	$—	$—
Less: Billings in excess of costs and estimated earnings on uncompleted contracts	(176)	(207)
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$(176)	(207)

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 and 2015

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2016	June 30, 2016
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	4,614	4,571
Non-compete	4,100	4,100
Customer relationships	3,800	3,800
Gross Other intangible assets	19,519	19,476
Less: Accumulated amortization	12,063	11,757
Other Intangible Assets	$7,456	$7,719

Amortization of patents and copyrights for the three months ended September 30, 2016 and 2015 amounted to $47 and $47, respectively.

Amortization of capitalized software development costs for the three months ended September 30, 2016 and 2015 amounted to $65 and $81, respectively.

Amortization of non-compete for the three months ended September 30, 2016 and 2015 amounted to $146 and $146, respectively.

Amortization of customer relationships for the three months ended September 30, 2016 and 2015 amounted to $48 and $48, respectively.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2016	June 30, 2016
Accrued salaries, commissions and payroll taxes	$860	$3,189
Accrued interest	45	45
Litigation accruals	545	545
Sales tax payable	2,387	2,403
Legal and other professional fees	370	385
Accounting fees	123	241
Self-funded health insurance reserve	9	392
Interest and penalty - sales tax	2,517	2,487
Other	1,413	1,140
Other Current Liabilities	$8,269	$10,827

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 and 2015

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

During the three months ended September 30, 2016, the Company issued .3 shares of common stock to employees and consultants as compensation valued at $7 under a stock bonus plan.

During the three months ended September 30, 2016, the Company issued 107 shares of common stock for costs and expenses of $2,239.

NOTE 9 – BUSINESS COMBINATIONS

Acquisitions

On June 30, 2016, the Company purchased 100% interest in TK2 Equipment Management, LLC and Turnkey Services of New York, LLC. The consideration and net assets acquired is as follows:

Cash Paid	$4,224
Net assets at Fair Value	2,862
Goodwill	$1,555

Pro forma Results

The following unaudited pro forma results of operations for the three months ended September 30, 2015 assumes that the above acquisitions were made at the beginning of the year prior to acquisition. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future.

Three months ended September 30, 2015
Total Revenues – Net	17,611
Net Income - Controlling Interests	2,953
Net Income Available to Common Stockholders	2,761
Net Income Available to Class A Non-Voting Preferred Stockholders	143
Net Income Available to Class C Common Stockholders	49
Basic Net Income Per Common Share Available to Common Stockholders	0.46
Diluted Net Income Per Common Share Available to Common Stockholders	0.45
Basic and Diluted Income Per Share - Common C	0.13
Weighted Average Basic Shares Outstanding	6,051
Weighted Average Diluted Shares Outstanding	6,179
Weighted Average Basic and Diluted Shares Outstanding - Class C Common	383

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 and 2015

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 10 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of diagnostic imaging centers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company’s 10-K as of June 30, 2016. All inter-segment sales are market-based. The Company evaluates performance based on income or loss from operations.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Medical Equipment	Management Of Diagnostic Imaging Centers	Totals
For the three months ended Sept. 30, 2016
Net revenues from external customers	$2,621	$16,113	$18,734
Inter-segment net revenues	$381	$—	$381
(Loss) Income from operations	$(147)	$4,900	$4,753
Depreciation and amortization	$80	$776	$856
Capital expenditures	$43	$599	$642
For the three months ended Sept. 30, 2015
Net revenues from external customers	$2,330	$15,281	$17,611
Inter-segment net revenues	$524	$—	$524
(Loss) Income from operations	$(63)	$3,678	$3,615
Depreciation and amortization	$78	$751	$829
Capital expenditures	$19	$45	$64

NOTE 11 – SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2016 and September 30, 2015, the Company paid $67 and $102 for interest, respectively.

During the three months ended September 30, 2016 and September 30, 2015, the Company paid $200 and $50 for income taxes, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016 and 2015

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

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2016.

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of September 30, 2016, the Company has recorded tax obligations of approximately $2,387 plus interest and penalties of approximately $2,517. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $100 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of September 30, 2016 and June 30, 2016, the Company had approximately $9 and $392, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

SEPTEMBER 30, 2016 and 2015

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

The Company has recorded a deferred tax asset of $13,042 and a deferred tax liability of $482 as of September 30, 2016, primarily relating to net operating loss carryforwards of approximately $110,029 available to offset future taxable income through 2031. The net operating losses begin to expire in 2021 for federal tax purposes and in 2016 for state income tax purposes.

The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies in making this assessment. At present, the Company believes that it is more likely than not that the benefits from certain NOL carryforwards will not be fully realized. In recognition of this inherent risk, a valuation allowance was established for the partial value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of the remainder of the valuation. Should the Company continue to remain profitable in future periods with supportable trends, the valuation allowance will be reversed accordingly.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to September 30, 2016 and through the date the condensed consolidated financial statements were issued.

FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the three month period ended September 30, 2016, we reported a net income of $4.5 million on revenues of $18.7 million as compared to net income of $3.5 million on revenues of $17.6 million for the three month period ended September 30, 2015. Operating income increased 31.5% from $3.6 million for the three month period ended September 30, 2015 to $4.8 million for the three month period ended September 30, 2016.

The revenue increase of 6.4%, from $17.6 million for the first three months of fiscal 2016 to $18.7 million for the first three months of fiscal 2017, was primarily due to an increase in patient fee revenue (net of contractual allowances and discounts) from $4.6 million for the first three months of fiscal 2016 to $4.9 million for the first three months of fiscal 2017 and increases in net management fees of $494,000, from $10.7 million for the first three months of fiscal 2016 to $11.2 million for the first three months of fiscal 2017. Revenues from product sales and service repair fees also increased from the first three months of fiscal 2016 to the first three months of fiscal 2017, by $224,000 and $67,000 respectively.

While our revenues increased, our costs and expenses remained constant, resulting in an operating income of $4.7 million for the three months ended September 30, 2016, compared to our operating income of $3.5 million for the three months ended September 30, 2015. In terms of percentages, costs and expenses remained constant at $13.9 million in the first three months of fiscal 2016 and in the first three months of fiscal 2017, while revenues increased 6.4%, from $17.6 million in the first three months of fiscal 2016 to $18.7 million in the first three months of fiscal 2017.

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

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales increased to $242,000 for the first three months of fiscal 2017 from $18,000 for the first three months of fiscal 2016. Costs related to product sales also increased, from $112,000 for the three month period ended September 30, 2015 to $213,000 for the three month period ended September 30, 2016. The increase in sales revenues, reflects the volatility resulting from low sales volume. Continuing tight credit and economic uncertainty, together with lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products.

Service revenues increased 2.9% from $2.3 million for the three month period ended September 30, 2015 to $2.4 million for the three month period ended September 30, 2016. Continuing lower sales volumes have been a factor ultimately contributing to the small increase in service revenues, as the number of older scanners being taken out of service has been greater than the number of new scanners being placed under service agreements following the expiration of their warranties.

FONAR CORPORATION AND SUBSIDIARIES

Costs relating to providing service for the first three months of fiscal 2017 increased by 20.5% from $550,000 in the first three months of fiscal 2016 to $663,000 in the first three months of fiscal 2017. We believe that an important factor in controlling our service costs is our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis, and to detect and repair any irregularities before more serious problems result.

There were approximately $194,000 in foreign revenues for the first three months of fiscal 2017 as compared to approximately $150,000 in foreign revenues for the first three months of fiscal 2016, representing an increase in foreign revenues of 29.3%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

Revenues for the medical equipment segment as a whole increased by 12.5% to $2.6 million for the three months of fiscal 2017 from $2.3 million for the first three months of fiscal 2016. Operating results for our medical equipment segment decreased to an operating loss of $147,000 for the first three months of fiscal 2017 as compared to an operating loss of $63,000 for the first three months of fiscal 2016.

Diagnostic Facilities Management Services

HMCA revenues increased in the first three months of fiscal 2017 by 5.4% to $16.1 million from $15.3 million for the first three months of fiscal 2016. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment decreased slightly to 86.0% for the first three months of fiscal 2017, from 86.8% for the first three months of fiscal 2016.

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

FONAR CORPORATION AND SUBSIDIARIES

HMCA’s efforts are countering the effects of lower reimbursement rates by increasing the scan volume of the facilities it owns or manages.

As a result of our vigorous marketing efforts, the number of scans performed at our centers and at our client’s centers increased from 38,238 in the first three months of fiscal 2016 to 39,725 in the first three months of fiscal 2017.

We manage twenty-five sites, twenty-four of which are equipped with Fonar Upright® MRI scanners (our Upright® MRI Scanners are also called Stand-Up® MRI Scanners). HMCA experienced an operating income of $4.9 million for the first three months of fiscal 2017 compared to operating income of $3.7 million for the first three months of fiscal 2016.

HMCA’s cost of revenues for the first three months of fiscal 2017 as compared to the first three months of fiscal 2016 decreased by 0.9% from $8.7 million to $8.6 million.

Consolidated

For the first three months of fiscal 2016, our consolidated net revenues increased by 6.4% to $18.7 million from $17.6 million for the first three months of fiscal 2016, and total costs and expenses remained constant for the first three months of fiscal 2017 and for the first three months of fiscal 2016 at $13.9 million. As a result, our operating income increased 31.5% to $4.8 million in the first three months of fiscal 2017 from $3.6 million in the first three months of fiscal 2016.

Selling, general and administrative expenses decreased by 3.1% to $4.1 million in the first three months of fiscal 2017 from $4.2 million in the first three months of fiscal 2016. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, increased, $6,802 for the first three months of fiscal 2017 from $0 for the first three months of fiscal 2016.

Research and development expenses decreased by 5.5% to $412,000 for the first three months of fiscal 2017 from $436,000 for the first three months of fiscal 2016.

Interest expense in the first three months of fiscal 2017 decreased by 34.7% to $98,000 from $150,000 in the first three months of fiscal 2016. The decrease was due to the repayment of debt incurred by Fonar in connection with the acquisition of HDM.

Inventories increased to $2.2 million at September 30, 2016 from $2.1 million at June 30, 2016. This represents our use of raw materials and components in our business operations.

Net Management fee and medical receivables increased by 5.0% to $31.3 million at September 30, 2016 from $29.8 million at June 30, 2016 as a result of slower collections. The slower collections were primarily due to an increase in no-fault and workers’ compensation revenue, which typically takes longer to collect.

FONAR CORPORATION AND SUBSIDIARIES

The results of operations for the first three months of fiscal 2017 reflect an increase in revenues from management, patient and other fees, as compared to the first three months of fiscal 2016 ($16.1 million for the first three months of fiscal 2017 as compared to $15.3 million for the first three months of fiscal 2016), and an increase in MRI equipment segment revenues ($2.4 million as compared to $2.3 million). Revenues were 14.0% from the MRI equipment segment as compared to 86.0% from HMCA, for the first three months of fiscal 2017, as compared to 13.3% from the MRI equipment segment and 86.7% from HMCA for the first three months of fiscal 2016.

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

FONAR CORPORATION AND SUBSIDIARIES

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

Liquidity and Capital Resources

Cash and cash equivalents decreased by 6.3% from $8.5 million at June 30, 2016 to $8.0 million at September 30, 2016, primarily as a result of the increased purchases of property and equipment.

Cash provided by operating activities for the first three months of fiscal 2017 was $3.4 million. Cash provided by operating activities was attributable principally to net income of $4.5 million and depreciation and amortization of $856,000, offset by an increase in accounts, management fee receivables and medical receivables of $1.7 million and a decrease in other current liabilities of $2.2 million.

Cash used in investing activities for the first three months of fiscal 2017 was $642,000. The principal uses of cash used in investing activities during the first three months of fiscal 2017 consisted of patent costs of $43,000 and the purchase of property and equipment of $599,000.

FONAR CORPORATION AND SUBSIDIARIES

Cash used in financing activities for the first three months of fiscal 2017 was $3.2 million. The principal uses of cash in financing activities during the first three months of fiscal 2017 were the repayment of principal on long-term debt and capital lease obligations of $1.4 million and distributions to non-controlling interests of $1.8 million.

Total liabilities decreased by 15.2% to $20.5 million at September 30, 2016 from $24.1 million at June 30, 2015. “Other” current liabilities decreased by 23.6% to $8.3 million at September 30, 2016 from $10.8 million at June 30, 2016. Long-term debt and capital lease obligations decreased from $2.1 million to $661,000. The current portion of our unearned revenue on service contracts increased from $4.7 million to $5.0 million. Customer deposits decreased from $1.2 million at June 30, 2016 to $1.1 million at September 30, 2016 as a result of reduced sales.

As of September 30, 2016, the total of $8.3 million in “other” current liabilities included accrued salaries and payroll taxes of $860,000, and sales taxes of $2.4 million plus accrued interest and penalties of $2.5 million.

Our working capital increased to $28.7 million at September 30, 2016 from $24.9 million at June 30, 2016. This resulted from an increase in current assets ($45.6 million at June 30, 2016 as compared to $47.0 million at September 30, 2016), and a decrease in current liabilities from $20.6 million at June 30, 2016 to $18.3 million at September 30, 2016.

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

Fonar has not committed to making any significant capital expenditures for the remainder of the 2017 fiscal year, except for a new scanner HMCA plans to acquire to provide to a site in Florida presently managed by HMCA.

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

FONAR CORPORATION AND SUBSIDIARIES

Management is seeking to promote wider market recognition of Fonar’s scanner products, and to increase demand for Upright® scanning at the facilities HMCA owns or manages. Given the liquidity and credit constraints in the markets, and the uncertainty resulting for the Patient Protection and Affordable Care Act, the sale of medical equipment has and may continue to suffer.

The Company believes that its business plan has been responsible for the past four consecutive fiscal years and past fiscal quarter of profitability (fiscal 2012, fiscal 2013, fiscal 2014, fiscal 2015, fiscal 2016 and the first three months of fiscal 2017) and that its capital resources will be adequate to support operations at current levels through at least September 30, 2017. In the past, the Company experienced periods of working capital deficits and prior to fiscal 2011, losses. The future effects on our business of healthcare reform legislation, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, reimbursement rates and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2016, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

FONAR CORPORATION AND SUBSIDIARIES

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2016.

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

FONAR CORPORATION AND SUBSIDIARIES

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: The Company has not issued any unregistered shares of its Common Stock during the first three months of fiscal 2017.

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:

a)        Exhibit 31.1 Certification. See Exhibits

b)       Exhibit 32.1 Certification. See Exhibits

c)	Report on Form 8-K filed on September 28, 2016, Item 2.02: Results of Operations and Financial Condition for the fiscal year ended June 30, 2016.

Report on Form 8-K filed on June 14, 2016, Item 5.07: Submission of Matters to a Vote of Security Holders.

Report on Form 8-K filed on May 10, 2016, Item 2.02: Results of Operations and Financial Condition for the fiscal quarter ended March 15, 2016.

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

Dated: November 9, 2016