Form 10-Q
period 2016-12-31
FONAR CORP
filed 2017-02-09
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files. YES _X_ NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.(Check one): Large accelerated filer___ Accelerated filer_X_ Non-accelerated filer___ Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at January 31, 2017
Common Stock, par value $.0001	6,159,358
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	December 31, 2016	June 30, 2016 *
Cash and cash equivalents	$7,692	$8,528
Accounts receivable – net	4,325	4,370
Accounts receivable - related party	60	—
Medical receivable – net	10,824	10,127
Management and other fees receivable – net	17,420	15,638
Management and other fees receivable – related medical practices – net	4,464	4,064
Inventories	2,735	2,074
Prepaid expenses and other current assets	926	759
Total Current Assets	48,446	45,560
Deferred income tax asset	13,842	13,042
Property and equipment - net	14,914	14,513
Goodwill	3,322	3,322
Other intangible assets - net	7,202	7,719
Other assets	560	732
Total Assets	$88,286	$84,888

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2016	June 30, 2016 *
Current Liabilities:
Current portion of long-term debt and capital leases	$1,674	$2,448
Accounts payable	1,470	1,254
Other current liabilities	8,109	10,827
Unearned revenue on service contracts	4,752	4,679
Unearned revenue on service contracts - related party	55	—
Customer advances	1,036	1,199
Billings in excess of costs and estimated earnings on uncompleted contracts	176	207
Total Current Liabilities	17,272	20,614
Long-Term Liabilities:
Deferred income tax liability	482	482
Due to related medical practices	228	245
Long-term debt and capital leases, less current portion	411	2,059
Other liabilities	883	712
Total Long-Term Liabilities	2,004	3,498
Total Liabilities	19,276	24,112

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	December 31, 2016	June 30, 2016 *
STOCKHOLDERS' EQUITY:
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at December 31, 2016 and June 30, 2016, 313 issued and outstanding at December 31, 2016 and June 30, 2016	$—	$—
Preferred stock $.001 par value; 567 shares authorized at December 31, 2016 and June 30, 2016, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at December 31, 2016 and June 30, 2016, 6,171 and 6,062 issued at December 31, 2016 and June 30, 2016; 6,159 and 6,051 outstanding at December 31, 2016 and June 30, 2016	1	1
Class B Common Stock (10 votes per share) $ .0001 par value; 227 shares authorized at December 31, 2016 and June 30, 2016, .146 issued and outstanding at December 31, 2016 and June 30, 2016	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at December 31, 2016 and June 30, 2016, 383 issued and outstanding at December 31, 2016 and June 30, 2016	—	—
Paid-in capital in excess of par value	175,970	173,702
Accumulated deficit	(112,812)	(120,624)
Notes receivable from employee stockholders	(20)	(24)
Treasury stock, at cost - 12 shares of common stock at December 31, 2016 and June 30, 2016	(675)	(675)
Total Fonar Corporation Stockholder Equity	62,464	52,380
Non controlling interests	6,546	8,396
Total Stockholders' Equity	69,010	60,776
Total Liabilities and Stockholders' Equity	$88,286	$84,888

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
REVENUES	2016	2015
Product sales – net	$93	$742
Service and repair fees – net	2,356	2,280
Service and repair fees – related parties - net	28	28
Patient fee revenue, net of contractual allowances and discounts	8,657	7,786
Provision for bad debts and bad debt expense for patient fee	(4,002)	(3,270)
Management and other fees – net	9,364	8,958
Management and other fees – related medical practices – net	1,907	1,845
Total Revenues – Net	18,403	18,369
COSTS AND EXPENSES
Costs related to product sales	(34)	564
Costs related to service and repair fees	683	447
Costs related to service and repair fees – related parties	8	5
Costs related to patient fee revenue	2,323	2,238
Costs related to management and other fees	5,257	5,597
Costs related to management and other fees – related medical practices	1,127	1,012
Research and development	361	412
Selling, general and administrative	4,069	3,869
Total Costs and Expenses	13,794	14,144
Income From Operations	4,609	4,225
Interest Expense	(77)	(139)
Investment Income	49	58
Income Before Benefit/(Provision) for Income Taxes and Non Controlling Interests	4,581	4,144
Benefit/(Provision) for Income Taxes	353	(40)
Net Income	4,934	4,104
Net Income - Non Controlling Interests	(692)	(611)
Net Income - Controlling Interests	$4,242	$3,493
Net Income Available to Common Stockholders	$3,971	$3,266
Net Income Available to Class A Non-Voting Preferred Stockholders	$202	$169
Net Income Available to Class C Common Stockholders	$69	$58
Basic Net Income Per Common Share Available to Common Stockholders	$0.64	$0.54
Diluted Net Income Per Common Share Available to Common Stockholders	$0.63	$0.53
Basic and Diluted Income Per Share-Class C Common	$0.18	$0.15
Weighted Average Basis Shares Outstanding-Common Stockholders	6,158	6,051
Weighted Average Diluted Shares Outstanding-Common Stockholders	6,286	6,179
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2016	2015
REVENUES
Product sales – net	$335	$760
Service and repair fees – net	4,708	4,564
Service and repair fees – related parties - net	55	55
Patient fee revenue, net of contractual allowances and discounts	17,481	15,901
Provision for bad debts and bad debt expense for patient fee	(7,880)	(6,778)
Management and other fees – net	18,625	17,786
Management and other fees – related medical practices – net	3,814	3,691
Total Revenues – Net	37,138	35,979
COSTS AND EXPENSES
Costs related to product sales	179	676
Costs related to service and repair fees	1,339	990
Costs related to service and repair fees – related parties	16	12
Costs related to patient fee revenue	4,737	4,466
Costs related to management and other fees	10,518	11,015
Costs related to management and other fees – related medical practices	2,080	2,070
Research and development	773	849
Selling, general and administrative	8,135	8,061
Total Costs and Expenses	27,777	28,139
Income From Operations	9,361	7,840
Interest Expense	(174)	(289)
Investment Income	97	107
Other (Expense) Income	(3)	1
Income Before Benefit/(Provision) for Income Taxes and Non Controlling Interests	9, 281	7,659
Benefit/(Provision) for Income Taxes	153	(90)
Net Income	9,434	7,569
Net Income - Non Controlling Interests	(1,622)	(1,214)
Net Income - Controlling Interests	$7,812	$6,355
Net Income Available to Common Stockholders	$7,313	$5,942
Net Income Available to Class A Non-Voting Preferred Stockholders	$372	$308
Net Income Available to Class C Common Stockholders	$127	$105
Basic Net Income Per Common Share Available to Common Stockholders	$1.19	$0.98
Diluted Net Income Per Common Share Available to Common Stockholders	$1.17	$0.96
Basic and Diluted Income Per Share-Class C Common	$0.33	$0.27
Weighted Average Basic Shares Outstanding-Common Stockholders	6,131	6,051
Weighted Average Diluted Shares Outstanding-Common Stockholders	6,259	6,179
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$9,434	$7,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,719	1,677
Deferred income tax benefit – net	(800)	—
Provision for bad debts	(194)	169
Stock issued for costs and expenses	2,239	—
Compensatory element of stock issuances	27	—
Stock option exercised	2	—
(Increase) decrease in operating assets, net:
Accounts, medical receivable and management fee(s)	(2,701)	(2,215)
Notes receivable	12	17
Costs and estimated earnings in excess of billings on uncompleted contracts	—	403
Inventories	(661)	(67)
Prepaid expenses and other current assets	(178)	77
Other assets	172	(35)
Increase (decrease) in operating liabilities, net:
Accounts payable	216	(491)
Other current liabilities	(2,590)	1,047
Customer advances	(163)	(436)
Billings in excess of costs and estimated earnings on uncompleted contracts	(30)	112
Other liabilities	170	75
Due to related medical practices	(17)	10
Net cash provided by operating activities	6,657	7,912
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,507)	(409)
Cost of patents	(96)	(42)
Net cash used in investing activities	(1,603)	(451)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(2,422)	(1,247)
Distributions to non controlling interests	(3,472)	(2,713)
Repayment of notes receivable from employee stockholders	4	4
Net cash used in financing activities	(5,890)	(3,956)
Net (Decrease) Increase in Cash and Cash Equivalents	(836)	3,505
Cash and Cash Equivalents – Beginning of Period	8,528	9,449
Cash and Cash Equivalents - End of Period	$7,692	$12,954

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 28, 2016 for the fiscal year ended June 30, 2016.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share

Basic earnings per share (“EPS”) is computed based on weighted average number of shares common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the three and six months ended December 31, 2016 and December 31, 2015.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and six months ended December 31, 2016 and December 31, 2015, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

	Three months ended December 31, 2016			Three months ended December 31, 2015
Basic	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$4,242	$3,971	$69	$3,493	$3,266	$58
Denominator:
Weighted average shares outstanding	6,158	6,158	383	6,051	6,051	383
Basic income per common share	$0.69	$0.64	$0.18	$0.58	$0.54	$0.15

Diluted
Denominator:
Weighted average shares outstanding		6,158	383		6,051	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,286	383		6,179	383
Diluted income per common share		$0.63	$0.18		$0.53	$0.15

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

	Six months ended December 31, 2016			Six months ended December 31, 2015
Basic	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$7,812	$7,313	$127	$6,355	$5,942	$105
Denominator:
Weighted average shares outstanding	6,131	6,131	383	6,051	6,051	383
Basic income per common share	$1.27	$1.19	$0.33	$1.05	$0.98	$0.27

Diluted
Denominator:
Weighted average shares outstanding		6,131	383		6,051	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,259	383		6,179	383
Diluted income per common share		$1.17	$0.33		$0.96	$0.27

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. We are evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

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

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within the reporting period and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company is currently evaluating the effect that this ASU will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on ongoing financial reporting.

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

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of December 31, 2016 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2016 or 2015, and it does not believe that any of those pronouncements will have a significant impact on our condensed consolidated financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifcations did not have any effect on reported consolidated net income for any periods presented.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at December 31, 2016:

	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,609	$284	$4,325
Accounts receivable - related party	$60	—	$60
Medical receivable	$29,794	$18,970	$10,824
Management and other fees receivable	$30,296	$12,876	$17,420
Management and other fees receivable from related medical practices ("PC’s")	$4,857	$393	$4,464

Receivables, net is comprised of the following at June 30, 2016:

	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,654	$284	$4,370
Accounts receivable - related party	$—	—	$—
Medical receivable	$27,579	$17,452	$10,127
Management and other fees receivable	$29,584	$13,946	$15,638
Management and other fees receivable from related medical practices ("PC’s")	$4,457	$393	$4,064

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

DECEMBER 31, 2016 and 2015

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 62% and 60% of the PCs’ net revenues for the three months ended December 31, 2016 and 2015, respectively, were derived from no-fault and personal injury protection claims. Approximately 63% and 60% of the PCs’ net revenues for the six months ended December 31, 2016 and 2015, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 10.4% and 10.0% of the consolidated net revenues for the three months ended December 31, 2016 and 2015, respectively. Net revenues from management and other fees charged to the related PCs accounted for approximately 10.3% and 10.3% of the consolidated net revenues for the six months ended December 31, 2016 and 2015, respectively.

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

DECEMBER 31, 2016 and 2015

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

The Company’s patient fee revenue, net of contractual allowances and discounts less the provision for bad debts for the three and six months ended December 31, 2016 and 2015 are summarized in the following tables.

	For the Three Months Ended December 31,
	2016	2015
Commercial Insurance/ Managed Care	$1,158	$1,122
Medicare/Medicaid	299	267
Workers' Compensation/Personal Injury	5,404	4,888
Other	1,796	1,509
Patient Fee Revenue, net of contractual allowances and discounts	8,657	7,786
Provision for Bad Debts and bad debt expense	(4,002)	(3,270)
Net Patient Fee for Revenue	$4,655	$4,516

	For the Six Months Ended December 31,
	2016	2015
Commercial Insurance/ Managed Care	$2,422	$2,193
Medicare/Medicaid	599	542
Workers' Compensation/Personal Injury	11,084	10,196
Other	3,376	2,970
Patient Fee Revenue, net of contractual allowances and discounts	17,481	15,901
Provision for Bad Debts and bad debt expense	(7,880)	(6,778)
Net Patient Fee for Revenue	$9,601	$9,123

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

	December 31, 2016	June 30, 2016
Purchased parts, components and supplies	$2,472	$1,862
Work-in-process	263	212
Total Inventories	$2,735	$2,074

NOTE 5 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information relating to uncompleted contracts is as follows:

	December 31, 2016	June 30, 2016
Costs incurred on uncompleted contracts	$723	$894
Estimated earnings	594	491
Subtotal	1,317	1,385
Less: Billings to date	1,493	1,592
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$(176)	$(207)

Included in the accompanying condensed consolidated balance sheets under the following captions:

	December 31, 2016	June 30, 2016
Costs and estimated earnings in excess of billings on uncompleted contracts	$—	$—
Less: Billings in excess of costs and estimated earnings on uncompleted contracts	176	207
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$(176)	$(207)

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheet consist of the following:

	December 31, 2016	June 30, 2016
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	4,668	4,571
Non-compete	4,100	4,100
Customer relationships	3,800	3,800
Gross Other intangible assets	19,573	19,476
Less: Accumulated amortization	12,371	11,757
Other Intangible Assets – net	$7,202	$7,719

Amortization of patents and copyrights for the three months ended December 31, 2016 and 2015 amounted to $49 and $47, respectively.

Amortization of capitalized software development costs for the three months ended December 31, 2016 and 2015 amounted to $65 and $81, respectively.

Amortization of non-compete for the three months ended December 31, 2016 and 2015 amounted to $147 and $147, respectively.

Amortization of customer relationships for the three months ended December 31, 2016 and 2015 amounted to $47 and $47, respectively.

Amortization of patents and copyrights for the six months ended December 31, 2016 and 2015 amounted to $96 and $94, respectively.

Amortization of capitalized software development costs for the six months ended December 31, 2016 and 2015 amounted to $130 and $162 respectively.

Amortization of non-compete for the six months ended December 31, 2016 and 2015 amounted to $293 and $293, respectively.

Amortization of customer relationships for the six months ended December 31, 2016 and 2015 amounted to $95 and $95, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

	December 31, 2016	June 30, 2016
Accrued salaries, commissions and payroll taxes	$1,085	$3189
Accrued interest	45	45
Litigation accruals	245	545
Sales tax payable	2,344	2,402
Legal and other professional fees	374	385
Accounting fees	92	242
Self-funded health insurance reserve	4	392
Interest and penalty - sales tax	2,538	2,487
Other	1,382	1,140
Total Other Current Liabilities	$8,109	$10,827

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

During the six months ended December 31, 2016, the Company issued 1 shares of common stock to employees and consultants as compensation valued at $27 under a stock bonus plan.

During the six months ended December 31, 2016, the Company issued 107 shares of common stock for costs and expenses of $2,239.

During the six months ended December 31, 2016, an option for .2 shares of common stock pursuant to a incentive stock option plan were exercised for $2.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 9 – BUSINESS COMBINATIONS

Acquisitions

On June 30, 2016, the Company purchased 100% interest in TK2 Equipment Management, LLC and Turnkey Services of New York, LLC. The consideration and net assets acquired is as follows:

Cash Paid	$4,224
Net assets at Fair Value	2,862
Goodwill	$1,555

Pro forma Results

The following unaudited pro forma results of operations for the three and six months ended December 31, 2015 assumes that the above acquisitions were made at the beginning of the year prior to acquisition. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future.

Three months ended December 31, 2015
Total Revenues – Net	18,369
Net Income - Controlling Interests	3,584
Net Income Available to Common Stockholders	3,350
Net Income Available to Class A Non-Voting Preferred Stockholders	174
Net Income Available to Class C Common Stockholders	60
Basic Net Income Per Common Share Available to Common Stockholders	0.55
Diluted Net Income Per Common Share Available to Common Stockholders	0.54
Basic and Diluted Income Per Share - Common C	0.16
Weighted Average Basic Shares Outstanding	6,051
Weighted Average Diluted Shares Outstanding	6,179
Weighted Average Basic and Diluted Shares Outstanding - Class C Common	383

Six months ended December 31, 2015
Total Revenues – Net	35,980
Net Income - Controlling Interests	6,536
Net Income Available to Common Stockholders	6,112
Net Income Available to Class A Non-Voting Preferred Stockholders	316
Net Income Available to Class C Common Stockholders	108
Basic Net Income Per Common Share Available to Common Stockholders	1.01
Diluted Net Income Per Common Share Available to Common Stockholders	0.99
Basic and Diluted Income Per Share - Common C	0.28
Weighted Average Basic Shares Outstanding	6,051
Weighted Average Diluted Shares Outstanding	6,179
Weighted Average Basic and Diluted Shares Outstanding - Class C Common	383

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Medical Equipment	Management Of Diagnostic Imaging Centers	Totals
For the three months ended December 31, 2016
Net revenues from external customers	$2,477	$15,926	$18,403
Inter-segment net revenues	$382	$—	$382
Income from operations	$89	$4,520	$4,609
Depreciation and amortization	$81	$782	$863
Capital expenditures	$53	$908	$961

For the three months ended December 31, 2015
Net revenues from external customers	$3,050	$15,319	$18,369
Inter-segment net revenues	$524	$—	$524
Income from operations	$288	$3,937	$4,225
Depreciation and amortization	$85	$763	$848
Capital expenditures	$341	$46	$387

For the six months ended December 31, 2016
Net revenues from external customers	$5,098	$32,040	$37,138
Inter-segment net revenues	$763	$—	$763
(Loss) income from operations	$(58)	$9,419	$9,361
Depreciation and amortization	$161	$1,558	$1,719
Capital expenditures	$96	$1,507	$1,603

For the six months ended December 31, 2015
Net revenues from external customers	$5,379	$30,600	$35,979
Inter-segment net revenues	$1,048	$—	$1,048
Income from operations	$225	$7,615	$7,840
Depreciation and amortization	$163	$1,514	$1,677
Capital expenditures	$359	$92	$451

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 11– SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended December 31, 2016 and December 31, 2015, the Company paid $119 and $194 for interest, respectively.

During the six months ended December 31, 2016 and December 31, 2015, the Company paid $740 and $90 for income taxes, respectively.

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

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2016 and our form 10-Q for the first quarter of fiscal 2017.

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of December 31, 2016, the Company has recorded tax obligations of approximately $2,344 plus interest and penalties of approximately $2,538. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $100 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2016 and June 30, 2016, the Company had approximately $4 and $392, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

DECEMBER 31, 2016 and 2015

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

The Company has recorded a deferred tax asset of $13,842 and a deferred tax liability of $482 as of December 31, 2016, primarily relating to net operating loss carryforwards of approximately $110,029 available to offset future taxable income through 2031. The net operating losses begin to expire in 2021 for federal tax purposes and in 2016 for state income tax purposes.

During the three and six months ended December 31, the Company recorded an increase in its deferred tax asset of $800 for 2016 and $0 for 2015, in its condensed consolidated balance sheets. During the three months ended December 31, the Company recorded a net benefit of $353 ($800 benefit offset by a $447 provision) for 2016 and a net provision of $40 for 2015, in its condensed consolidated statements of income. During the six months ended December 31, the Company recorded a net benefit of $153 ($800 benefit offset by a $647 provision) for 2016 and a net provision of $90 for 2015, in its consolidated statements of income.

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

NOTE 14- SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to December 31, 2016 and through the date the condensed consolidated financial statements were issued.

 FONAR CORPORATION AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the six month period ended December 31, 2016, we reported a net income of $9.4 million on revenues of $37.1 million as compared to net income of $7.6 million on revenues of $36.0 million for the six month period ended December 31, 2015. Operating income increased 19.4% from $7.8 million for the six month period ended December 31, 2015 to $9.4 million for the six month period ended December 31, 2016.

For the three month period ended December 31, 2016, we reported net income of $4.9 million on revenues of $18.4 million as compared to net income of $4.1 million of revenues of $18.4 million for the three month period ended December 31, 2015.

The revenue increase of 3.2%, from $36.0 million for the first six months of fiscal 2016 to $37.1 million for the first six months of fiscal 2017, was primarily due to an increase in patient fee revenue (net of contractual allowances and discounts) from $9.1 million for the first six months of fiscal 2016 to $9.6 million for the first six months of fiscal 2017 and increases in net management fees of $962,000, from $21.5 million for the first six months of fiscal 2016 to $22.4 million for the first six months of fiscal 2017. Revenues from product sales and service repair fees decreased from the first six months of fiscal 2016 to the first six months of fiscal 2017, by $281,000 from $5.4 million for the first six months of fiscal 2016 to $5.1 million for the first six months of fiscal 2017.

While our revenues increased, our costs and expenses decreased, resulting in an operating income of $9.4 million for the six months ended December 31, 2016, compared to our operating income of $7.8 million for the six months ended December 31, 2015. In terms of percentages, costs and expenses decreased 1.3% from $28.1 in the first six months of fiscal 2016 as compared to $27.8 million in the first six months of fiscal 2017, while revenues increased 3.2%, from $36.0 million in the first six months of fiscal 2016 to $37.1 million in the first six months of fiscal 2017.

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

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales decreased to $335,000 for the first six months of fiscal 2017 from $760,000 for the first six months of fiscal 2016. Costs related to product sales decreased, from $676,000 for the six month period ended December 31, 2015 to $179,000 for the six month period ended December 31, 2016. The decrease in sales revenues, reflects the volatility resulting from low sales volume. Continuing tight credit and economic uncertainty, together with lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products.

Service revenues increased 3.1% from $4.6 million for the six month period ended December 31, 2015 to $4.8 million for the six month period ended December 31, 2016. Continuing lower sales volumes have been a factor ultimately contributing to the small increase in service revenues, as the number of older scanners being taken out of service has been greater than the number of new scanners being placed under service agreements following the expiration of their warranties.

Costs relating to providing service for the first six months of fiscal 2017 increased by 35.2% from $1.0 million in the first six months of fiscal 2016 to $1.4 million in the first six months of fiscal 2017. We believe that an important factor in controlling our service costs is our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis, and to detect and repair any irregularities before more serious problems result.

There were approximately $398,000 in foreign revenues for the first six months of fiscal 2017 as compared to approximately $259,000 million in foreign revenues for the first six months of fiscal 2016, representing an increase in foreign revenues of 53.7%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

Revenues for the medical equipment segment as a whole decreased by 5.2% to $5.1 million for the six months of fiscal 2017 from $5.4 million for the first six months of fiscal 2016. Operating results for our medical equipment segment decreased to an operating loss of $58,000 for the first six months of fiscal 2017 as compared to an operating income of $225,000 for the first six months of fiscal 2016.

Diagnostic Facilities Management Services

HMCA revenues increased in the first six months of fiscal 2017 by 4.7% to $32.0 million from $30.6 million for the first six months of fiscal 2016. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment increased to 86.2% for the first six months of fiscal 2017, from 85.0% for the first six months of fiscal 2016.

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

As a result of our vigorous marketing efforts, the number of scans performed at our centers and at our client’s centers increased from 76,468 in the first six months of fiscal 2016 to 79,351 in the first six months of fiscal 2017.

We manage twenty-five sites, twenty-four of which are equipped with Fonar Upright® MRI scanners (our Upright® MRI Scanners are also called Stand-Up® MRI Scanners). HMCA experienced an operating income of $9.4 million for the first six months of fiscal 2017 compared to operating income of $7.6 million for the first three months of fiscal 2016.

HMCA’s cost of revenues for the first six months of fiscal 2017 as compared to the first six months of fiscal 2016 decreased by 1.2% from $17.6 million to $17.3 million.

Consolidated

For the first six months of fiscal 2016, our consolidated net revenues increased by 3.2% to $37.1 million from $36.0 million for the first six months of fiscal 2016, and total costs and expenses decreased by 1.3% to $27.8 million from $28.1 million for the first six months of fiscal 2017 and for the first six months of fiscal 2016 respectively. As a result, our operating income increased 19.4% to $9.4 million in the first six months of fiscal 2017 from $7.8 million in the first six months of fiscal 2016.

Selling, general and administrative expenses increased by 0.9% to $8.1 million in the first six months of fiscal 2017 from $8.1 million in the first six months of fiscal 2016. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, increased, $26,814 for the first six months of fiscal 2017 from $0 for the first six months of fiscal 2016.

Research and development expenses decreased by 9.0% to $773,000 for the first six months of fiscal 2017 from $849,000 for the first six months of fiscal 2016.

Interest expense in the first six months of fiscal 2017 decreased by 39.8% to $174,000 from $289,000 in the first three months of fiscal 2016. The decrease was due to the repayment of debt incurred by Fonar in connection with the acquisition of HDM.

Inventories increased to $2.7 million at December 31, 2016 from $2.1 million at June 30, 2016. This represents our use of raw materials and components in our business operations.

Net Management fee and medical receivables increased by 9.7% to $32.7 million at December 31, 2016 from $29.8 million at June 30, 2016 as a result of slower collections. The slower collections were primarily due to an increase in no-fault and workers’ compensation revenue, which typically takes longer to collect.

The results of operations for the first six months of fiscal 2017 reflect an increase in revenues from management, patient and other fees, as compared to the first six months of fiscal 2016 ($32.0 million for the first six months of fiscal 2017 as compared to $30.6 million for the first six months of fiscal 2016), and an decrease in MRI equipment segment revenues ($5.1 million as compared to $5.4 million). Revenues were 13.7% from the MRI equipment segment as compared to 86.3% from HMCA, for the first six months of fiscal 2017, as compared to 13.3% from the MRI equipment segment and 86.7% from HMCA for the first six months of fiscal 2016.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased by 9.8% from $8.5 million at June 30, 2016 to $7.7 million at December 31, 2016, primarily as a result of the increased purchases of property and equipment.

Cash provided by operating activities for the first six months of fiscal 2017 was $6.7 million. Cash provided by operating activities was attributable principally to net income of $9.4 million and depreciation and amortization of $1.7 million, offset by an increase in accounts, management fee receivables and medical receivables of $2.7 million and a decrease in other current liabilities of $2.6 million.

Cash used in investing activities for the first six months of fiscal 2017 was $1.6 million. The principal uses of cash used in investing activities during the first six months of fiscal 2017 consisted of patent costs of $96,000 and the purchase of property and equipment of $1.5 million.

Cash used in financing activities for the first six months of fiscal 2017 was $5.9 million. The principal uses of cash in financing activities during the first six months of fiscal 2017 were the repayment of principal on long-term debt and capital lease obligations of $2.4 million and distributions to non-controlling interests of $3.5 million.

Total liabilities decreased by 20.1% to $19.3 million at December 31, 2016 from $24.1 million at June 30, 2016. “Other” current liabilities decreased by 25.1% to $8.1 million at December 31, 2016 from $10.8 million at June 30, 2016. Long-term debt and capital lease obligations decreased from $2.1 million to $411,000. The current portion of our unearned revenue on service contracts increased from $4.7 million to $4.8 million. Customer deposits decreased from $1.2 million at June 30, 2016 to $1.0 million at December 31, 2016 as a result of reduced sales.

As of December 31, 2016, the total of $8.1 million in “other” current liabilities included accrued salaries and payroll taxes of $1.1 million, and sales taxes of $2.3 million plus accrued interest and penalties of $2.5 million.

Our working capital increased to $31.2 million at December 31, 2016 from $24.9 million at June 30, 2016. This resulted from an increase in current assets ($45.6 million at June 30, 2016 as compared to $48.4 million at December 31, 2016), and a decrease in current liabilities from $20.6 million at June 30, 2016 to $17.3 million at December 31, 2016.

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

During the three and six month periods ended December 31, 2016, the Company recorded an increase in its deferred tax asset of $800,000 compared to no increase for the corresponding periods in the prior years. During the three months ended December 31, 2016 the Company recorded a net tax benefit of $353,000 ($800,000 benefit offset by a $447,000 provision for estimated income taxes) and a tax provision of $40,000 for the three months ended December 31, 2015, in its condensed consolidated statements of income. During the six months ended December 31, 2016 the Company recorded a net tax benefit of $153,000 ($800,000 benefit offset by a $647,000 tax provision) and a net tax provision of $90,000 for the six months ended December 31, 2015, in its condensed consolidated statements of income.

FONAR CORPORATION AND SUBSIDIARIES

Fonar has not committed to making any significant capital expenditures for the remainder of the 2017 fiscal year. A new scanner was acquired by HMCA and placed in service to a site in Florida managed by HMCA. HMCA is also in the process of negotiating the acquisition of a new facility in White Plains, New York.

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

The Company believes that its business plan has been responsible for the past four consecutive fiscal years and past two fiscal quarters of profitability (fiscal 2012, fiscal 2013, fiscal 2014, fiscal 2015, fiscal 2016 and the first three months of fiscal 2017) and that its capital resources will be adequate to support operations at current levels through at least December 31, 2017. In the past, the Company experienced periods of working capital deficits and prior to fiscal 2011, losses. The future effects on our business of healthcare reform legislation, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, reimbursement rates and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2016, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: The Company has not issued any unregistered shares of its Common Stock during the first six months of fiscal 2017.

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information: None

FONAR CORPORATION AND SUBSIDIARIES

Item 6 - Exhibits and Reports on Form 8-K:

a)        Exhibit 31.1 Certification. See Exhibits

b)       Exhibit 32.1 Certification. See Exhibits

c)       Report on Form 8-K filed on November 10, 2016, Item 2.02: Results of Operations and Financial Condition for the fiscal quarter ended September 30, 2016.

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

Dated: February 9, 2017