Form 10-Q
period 2017-03-31
FONAR CORP
filed 2017-05-10
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO _X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at April 30, 2017
Common Stock, par value $.0001	6,202,242
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	March 31, 2017	June 30, 2016 *
Cash and cash equivalents	$7,750	$8,528
Accounts receivable - net	3,614	4,370
Accounts receivable - related party	30	—
Medical receivable - net	11,332	10,127
Management and other fees receivable - net	18,480	15,638
Management and other fees receivable - related medical practices - net	5,255	4,064
Costs and estimated earnings in excess of billing on uncompleted contracts	649	—
Inventories	2,670	2,074
Prepaid expenses and other current assets	1,059	759
Total Current Assets	50,839	45,560
Deferred income tax asset	14,942	13,042
Property and equipment - net	15,292	14,513
Goodwill	3,322	3,322
Other intangible assets - net	6,920	7,719
Other assets	509	732
Total Assets	$91,824	$84,888

*Condensed from audited financial statements.

 See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

 LABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2017	June 30, 2016 *
Current Liabilities:
Current portion of long-term debt and capital leases	$727	$2,448
Accounts payable	1,183	1,254
Other current liabilities	7,483	10,827
Unearned revenue on service contracts	3,987	4,679
Unearned revenue on service contracts - related party	28	—
Customer advances	1,018	1,199
Billings in excess of costs and estimated earnings on uncompleted contracts	25	207
Total Current Liabilities	14,451	20,614
Long-Term Liabilities:
Deferred income tax liability	482	482
Due to related medical practices	228	245
Long-term debt and capital leases, less current portion	348	2,059
Other liabilities	890	712
Total Long-Term Liabilities	1,948	3,498
Total Liabilities	16,399	24,112

*Condensed from audited financial statements.

 See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

STOCKHOLDERS' EQUITY:	March 31, 2017	June 30, 2016 *
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at March 31, 2017 and June 30, 2016, 313 issued and outstanding at March 31, 2017 and June 30, 2016	$—	$—
Preferred stock $.001 par value; 567 shares authorized at March 31, 2017 and June 30, 2016, issued and outstanding - none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at March 31, 2017 and June 30, 2016, 6,214 and 6,062 issued at March 31, 2017 and June 30, 2016; 6,202 and 6,051 outstanding at March 31, 2017 and June 30, 2016	1	1
Class B Common Stock (10 votes per share) $ .0001 par value; 227 shares authorized at March 31, 2017 and June 30, 2016, .146 issued and outstanding at March 31, 2017 and June 30, 2016	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at March 31, 2017 and June 30, 2016, 383 issued and outstanding at March 31, 2017 and June 30, 2016	—	—
Paid-in capital in excess of par value	176,761	173,702
Accumulated deficit	(106,911)	(120,624)
Notes receivable from employee stockholders	(19)	(24)
Treasury stock, at cost - 12 shares of common stock at March 31, 2017 and June 30, 2016	(675)	(675)
Total Fonar Corporation Stockholder Equity	69,157	52,380
Non controlling interests	6,268	8,396
Total Stockholders' Equity	75,425	60,776
Total Liabilities and Stockholders' Equity	$91,824	$84,888

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31
REVENUES	2017	2016
Product sales - net	$768	$20
Service and repair fees - net	2,366	2,406
Service and repair fees - related parties - net	27	27
Patient fee revenue, net of contractual allowances and discounts	9,028	8,695
Provision for bad debts for patient fee	(3,979)	(3,830)
Management and other fees - net	9,592	9,394
Management and other fees - related medical practices - net	2,206	1,907
Total Revenues - Net	20,008	18,619
COSTS AND EXPENSES
Costs related to product sales	364	263
Costs related to service and repair fees	829	552
Costs related to service and repair fees - related parties	10	6
Costs related to patient fee revenue	1,744	2,549
Costs related to management and other fees	5,122	5,649
Costs related to management and other fees - related medical practices	1,122	1,045
Research and development	332	395
Selling, general and administrative	4,483	4,063
Total Costs and Expenses	14,006	14,522
Income From Operations	6,002	4,097
Interest Expense	(69)	(127)
Investment Income	47	56
Other Income	2	—
Income Before Benefit (Provision) for Income Taxes and Non Controlling Interests	5,982	4,026
Benefit (Provision) for Income Taxes	1,140	(145)
Net Income	7,122	3,881
Net Income - Non Controlling Interests	(1,222)	(876)
Net Income - Controlling Interests	$5,900	$3,005
Net Income Available to Common Stockholders	$5,526	$2,810
Net Income Available to Class A Non-Voting Preferred Stockholders	$279	$145
Net Income Available to Class C Common Stockholders	$95	$50
Basic Net Income Per Common Share Available to Common Stockholders	$0.90	$0.46
Diluted Net Income Per Common Share Available to Common Stockholders	$0.88	$0.45
Basic and Diluted Income Per Share-Class C Common	$0.25	$0.13
Weighted Average Basic Shares Outstanding - Common Stockholders	6,166	6,050
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,294	6,178
Weighted Average Basic Shares Outstanding - Class C Common	383	383
Weighted Average Diluted Shares Outstanding - Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED MARCH 31,
REVENUES	2017	2016
Product sales - net	$1,103	$780
Service and repair fees - net	7,074	6,970
Service and repair fees - related parties - net	83	83
Patient fee revenue, net of contractual allowances and discounts	26,509	24,596
Provision for bad debts for patient fee	(11,859)	(10,608)
Management and other fees - net	28,216	27,180
Management and other fees - related medical practices - net	6,020	5,598
Total Revenues - Net	57,146	54,599
COSTS AND EXPENSES
Costs related to product sales	543	939
Costs related to service and repair fees	2,168	1,542
Costs related to service and repair fees - related parties	25	18
Costs related to patient fee revenue	6,481	7,015
Costs related to management and other fees	15,641	16,664
Costs related to management and other fees - related medical practices	3,202	3,116
Research and development	1,105	1,243
Selling, general and administrative	12,617	12,125
Total Costs and Expenses	41,782	42,662
Income From Operations	15,364	11,937
Interest Expense	(244)	(416)
Investment Income	145	164
Other (Expense) Income	(1)	1
Income Before Benefit (Provision) for Income Taxes and Non Controlling Interests	15,264	11,686
Benefit (Provision) for Income Taxes	1,293	(235)
Net Income	16,557	11,451
Net Income - Non Controlling Interests	(2,844)	(2,091)
Net Income - Controlling Interests	$13,713	$9,360
Net Income Available to Common Stockholders	$12,842	$8,752
Net Income Available to Class A Non-Voting Preferred Stockholders	$649	$453
Net Income Available to Class C Common Stockholders	$222	$155
Basic Net Income Per Common Share Available to Common Stockholders	$2.09	$1.45
Diluted Net Income Per Common Share Available to Common Stockholders	$2.05	$1.42
Basic and Diluted Income Per Share-Class C Common	$0.58	$0.40
Weighted Average Basic Shares Outstanding – Common Stockholders	6,143	6,050
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,271	6,178
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED MARCH 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$16,557	$11,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,587	2,507
Deferred income tax benefit - net	(1,900)	—
Provision for bad debts	(38)	(300)
Stock issued for costs and expenses	2,239	—
Compensatory element of stock issuances	27	—
Stock option exercised	2	—
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivable(s)	(4,476)	(3,674)
Notes receivable	12	17
Costs and estimated earnings in excess of billings on uncompleted contracts	(649)	403
Inventories	(596)	(43)
Prepaid expenses and other current assets	(278)	9
Other assets	223	(143)
Increase (decrease) in operating liabilities, net:
Accounts payable	(72)	(437)
Other current liabilities	(4,008)	576
Customer advances	(181)	(427)
Billings in excess of costs and estimated earnings on completed contracts	(182)	112
Other liabilities	178	249
Due to related medical practices	(17)	—
Net cash provided by operating activities	9,428	10,300
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,774)	(534)
Cost of patents	(122)	(65)
Net cash used in investing activities	(1,896)	(599)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(3,431)	(1,871)
Distributions to non controlling interests	(4,972)	(4,138)
Proceeds received from acquisition - net	88	—
Repayment of notes receivable from employee stockholders	5	6
Net cash used in financing activities	(8,310)	(6,003)
Net (Decrease) Increase in Cash and Cash Equivalents	(778)	3,698
Cash and Cash Equivalents - Beginning of Period	8,528	9,449
Cash and Cash Equivalents - End of Period	$7,750	$13,147

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 28, 2016 for the fiscal year ended June 30, 2016.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share

Basic earnings per share (“EPS”) is computed based on weighted average number of shares common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the three and nine months ended March 31, 2017 and March 31, 2016.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and nine months ended March 31, 2017 and March 31, 2016, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (Continued)

	Three months ended March 31, 2017			Three months ended March 31, 2016
Basic	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$5,900	$5,526	$95	$3,005	$2,810	$50
Denominator:
Weighted average shares outstanding	6,166	6,166	383	6,050	6,050	383
Basic income per common share	$0.96	$0.90	$0.25	$0.50	$0.46	$0.13

Diluted
Denominator:
Weighted average shares outstanding		6,166	383		6,050	383
Convertible Class C Stock		128	—		128	—
Total denominator for diluted earnings per share		6,294	383		6,178	383
Diluted income per common share		$0.88	$0.25		$0.45	$0.13

	Nine months ended March 31, 2017			Nine months ended March 31, 2016
Basic	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$13,713	$12,842	$222	$9,360	$8,752	$155
Denominator:
Weighted average shares outstanding	6,143	6,143	383	6,050	6,050	383
Basic income per common share	$2.23	$2.09	$0.58	$1.55	$1.45	$0.40

Diluted
Denominator:
Weighted average shares outstanding		6,143	383		6,050	383
Convertible Class C Stock		128	—		128	—
Total denominator for diluted earnings per share		6,271	383		6,178	383
Diluted income per common share		$2.05	$0.58		$1.42	$0.40

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 and 2016

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

MARCH 31, 2017 and 2016

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

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of March 31, 2017 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2017 or 2016, and it does not believe that any of those pronouncements will have a significant impact on our condensed consolidated financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported consolidated net income for any periods presented.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 - ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at March 31, 2017:

	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$3,879	$265	$3,614
Accounts receivable - related party	$30	—	$30
Medical receivable	$31,035	$19,703	$11,332
Management and other fees receivable	$31,512	$13,032	$18,480
Management and other fees receivable - related medical practices ("PC’s")	$5,648	$393	$5,255

Receivables, net is comprised of the following at June 30, 2016:

	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,654	$284	$4,370
Accounts receivable - related party	$—	—	$—
Medical receivable	$27,579	$17,452	$10,127
Management and other fees receivable	$29,584	$13,946	$15,638
Management and other fees receivable - related medical practices ("PC’s")	$4,457	$393	$4,064

The Company's customers are concentrated in the healthcare industry.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 62% and 59% of the PCs’ net revenues for the three months ended March 31, 2017 and 2016, respectively, were derived from no-fault and personal injury protection claims. Approximately 62% and 60% of the PCs’ net revenues for the nine months ended March 31, 2017 and 2016, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 - ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (Continued)

Management and Other Fees Receivable (Continued)

Net revenues from management and other fees charged to the related PCs accounted for approximately 11.0% and 10.2% of the consolidated net revenues for the three months ended March 31, 2017 and 2016, respectively. Net revenues from management and other fees charged to the related PCs accounted for approximately 10.5% and 10.3% of the consolidated net revenues for the nine months ended March 31, 2017 and 2016, respectively.

Tallahassee Magnetic Resonance Imaging, PA, Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, PA (all related medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement.

The Company’s patient fee revenue, net of contractual allowances and discounts less the provision for bad debts for the three and nine months ended March 31, 2017 and 2016 are summarized in the following tables.

	For the Three Months Ended March 31,
	2017	2016
Commercial Insurance/ Managed Care	$1,228	$1,245
Medicare/Medicaid	351	332
Workers' Compensation/Personal Injury	5,688	5,453
Other	1,761	1,665
Patient Fee Revenue, net of contractual allowances and discounts	9,028	8,695
Provision for Bad Debts	(3,979)	(3,830)
Net Patient Fee for Revenue	$5,049	$4,865

	For the Nine Months Ended March 31,
	2017	2016
Commercial Insurance/ Managed Care	$3,650	$3,438
Medicare/Medicaid	950	874
Workers' Compensation/Personal Injury	16,772	15,649
Other	5,137	4,635
Patient Fee Revenue, net of contractual allowances and discounts	26,509	24,596
Provision for Bad Debts	(11,859)	(10,608)
Net Patient Fee for Revenue	$14,650	$13,988

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

	March 31, 2017	June 30, 2016
Purchased parts, components and supplies	$2,391	$1,862
Work-in-process	279	212
Total Inventories	$2,670	$2,074

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information relating to uncompleted contracts is as follows:

	March 31, 2017	June 30, 2016
Costs incurred on uncompleted contracts	$1,031	$894
Estimated earnings	999	491
Subtotal	2,030	1,385
Less: Billings to date	1,406	1,592
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$624	$(207)

Included in the accompanying condensed consolidated balance sheets under the following captions:

	March 31, 2017	June 30, 2016
Costs and estimated earnings in excess of billings on uncompleted contracts	$649	$—
Less: Billings in excess of costs and estimated earnings on uncompleted contracts	25	207
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$624	(207)

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 6 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheet consist of the following:

	March 31, 2017	June 30, 2016
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	4,694	4,571
Non-compete	4,100	4,100
Customer relationships	3,800	3,800
Gross Other intangible assets	19,599	19,476
Less: Accumulated amortization	12,679	11,757
Other Intangible Assets	$6,920	$7,719

Amortization of patents and copyrights for the three months ended March 31, 2017 and 2016 amounted to $49 and $47, respectively.

Amortization of capitalized software development costs for the three months ended March 31, 2017 and 2016 amounted to $65 and $65, respectively.

Amortization of non-compete for the three months ended March 31, 2017 and 2016 amounted to $146 and $146, respectively.

Amortization of customer relationships for the three months ended March 31, 2017 and 2016 amounted to $48 and $47, respectively.

Amortization of patents and copyrights for the nine months ended March 31, 2017 and 2016 amounted to $145 and $141, respectively.

Amortization of capitalized software development costs for the nine months ended March 31, 2017 and 2016 amounted to $195 and $227, respectively.

Amortization of non-compete for the nine months ended March 31, 2017 and 2016 amounted to $439 and $439, respectively.

Amortization of customer relationships for the nine months ended March 31, 2017 and 2016 amounted to $143 and $142, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED

NOTE 7 - OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

	March 31, 2017	June 30, 2016
Accrued salaries, commissions and payroll taxes	$891	$3,189
Accrued interest	45	45
Litigation accruals	245	545
Sales tax payable	2,287	2,402
Legal and other professional fees	362	385
Accounting fees	123	242
Self-funded health insurance reserve	153	392
Interest and penalty - sales tax	2,580	2,487
Other	797	1,140
Total Other Current Liabilities	$7,483	$10,827

NOTE 8 - STOCKHOLDERS EQUITY

Common Stock

During the nine months ended March 31, 2017, the Company issued 1 shares of common stock to employees and consultants as compensation valued at $27 under a stock bonus plan.

During the nine months ended March 31, 2017, the Company issued 107 shares of common stock for costs and expenses of $2,239.

During the nine months ended March 31, 2017, an option for .2 shares of common stock pursuant to a incentive stock option plan were exercised for $2.

During the nine months ended March 31, 2017, the Company issued 42 shares of common stock valued at $791 for an acquisition (see note 9)

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED

NOTE 9 - BUSINESS COMBINATIONS

Acquisitions

On March 20, 2017, the Company purchased 100% interest in Radwell Leasing LLC and Radwell LLC. The consideration and net assets acquired is as follows:

Consideration
Stock Issued	$791
Additional Cash Consideration(Less: Cash Received)	(120)
Total Consideration	$671

Net Assets Acquired
Diagnostic Equipment	$545
Leasehold Improvements	126
Total Net Assets Acquired	$671

 On June 30, 2016, the Company purchased 100% interest in TK2 Equipment Management, LLC and Turnkey Services of New York, LLC. The consideration and net assets acquired is as follows:

Cash Paid	$4,224
Net assets at Fair Value	2,862
Goodwill	$1,555

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED

NOTE 9 - BUSINESS COMBINATIONS (Continued)

Acquisitions (Continued)

Proforma Results

The following unaudited pro forma results of operations for the three and nine months ended March 31, 2016 assumes that the above acquisitions were made at the beginning of the year prior to acquisition. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future.. The result of operations of Radwell Leasing LLC and Radwell LLC were diminutive and did not affect the pro forma results of operations.

Three months ended March 31, 2016
Total Revenues - Net	18,619
Net Income - Controlling Interests	3,096
Net Income Available to Common Stockholders	2,895
Net Income Available to Class A Non-Voting Preferred Stockholders	150
Net Income Available to Class C Common Stockholders	51
Basic Net Income Per Common Share Available to Common Stockholders	0.48
Diluted Net Income Per Common Share Available to Common Stockholders	0.47
Basic and Diluted Income Per Share - Common C	0.13
Weighted Average Basic Shares Outstanding	6,051
Weighted Average Diluted Shares Outstanding	6,179
Weighted Average Basic and Diluted Shares Outstanding - Class C Common	383

Nine months ended March 31, 2016
Total Revenues - Net	54,599
Net Income - Controlling Interests	9,632
Net Income Available to Common Stockholders	9,006
Net Income Available to Class A Non-Voting Preferred Stockholders	467
Net Income Available to Class C Common Stockholders	159
Basic Net Income Per Common Share Available to Common Stockholders	1.49
Diluted Net Income Per Common Share Available to Common Stockholders	1.46
Basic and Diluted Income Per Share - Common C	0.42
Weighted Average Basic Shares Outstanding	6,051
Weighted Average Diluted Shares Outstanding	6,179
Weighted Average Basic and Diluted Shares Outstanding - Class C Common	383

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 10 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of diagnostic imaging centers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company’s 10-K as of June 30, 2017. All inter-segment sales are market-based. The Company evaluates performance based on income or loss from operations.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Medical Equipment	Management of Diagnostic Imaging Centers	Totals
For the three months ended March 31, 2017
Net revenues from external customers	$3,162	$16,846	$20,008
Inter-segment net revenues	$218	$—	$218
Income from operations	$104	$5,899	$6,003
Depreciation and amortization	$81	$787	$868
Capital expenditures	$26	$267	$293

For the three months ended March 31, 2016
Net revenues from external customers	$2,454	$16,165	$18,619
Inter-segment net revenues	$546	$—	$546
(Loss) income from operations	$(207)	$4,304	$4,097
Depreciation and amortization	$79	$751	$830
Capital expenditures	$31	$117	$148

For the nine months ended March 31, 2017
Net revenues from external customers	$8,259	$48,887	$57,146
Inter-segment net revenues	$981	$—	$981
Income from operations	$46	$15,318	$15,364
Depreciation and amortization	$242	$2,345	$2,587
Capital expenditures	$122	$1,774	$1,896

For the nine months ended March 31, 2016
Net revenues from external customers	$7,833	$46,766	$54,599
Inter-segment net revenues	$1,594	$—	$1,594
Income from operations	$18	$11,919	$11,937
Depreciation and amortization	$242	$2,265	$2,507
Capital expenditures	$390	$209	$599

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED

NOTE 11- SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended March 31, 2017 and March 31, 2016, the Company paid $147 and $280 for interest, respectively.

During the nine months ended March 31, 2017 and March 31, 2016, the Company paid $740 and $235 for income taxes, respectively.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such actions, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2016 and our form 10Q for the first and second quarters of fiscal 2017.

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of March 31, 2017, the Company has recorded tax obligations of approximately $2,287 plus interest and penalties of approximately $2,580. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $100 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of March 31, 2017 and June 30, 2016, the Company had approximately $153 and $377, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

MARCH 31, 2017 and 2016

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

The Company has recorded a deferred tax asset of $14,942 and a deferred tax liability of $482 as of March 31, 2017, primarily relating to net operating loss carryforwards of approximately $110,029 available to offset future taxable income through 2031. The net operating losses begin to expire in 2021 for federal tax purposes and in 2016 for state income tax purposes.

During the three and nine months ended March 31, the Company recorded an increase in its deferred tax asset of $1,900 and $800 for 2017 respectively and $0 and $0 for 2016 respectively, in its condensed consolidated balance sheets. During the three months ended March 31, the Company recorded a net benefit of $1,140 for 2017 and a net provision of $145 for 2016, in its condensed consolidated statements of income. During the nine months ended March 31, the Company recorded a net benefit of $1,293 ($1,900 benefit offset by a $607 provision) for 2017 and a net provision of $235 for 2016, in its consolidated statements of income.

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

NOTE 14 - SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to March 31, 2017 and through the date the condensed consolidated financial statements were issued.

FONAR CORPORATION AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the nine month period ended March 31, 2017, we reported a net income of $16.6 million on revenues of $57.1 million as compared to net income of $11.5 million on revenues of $54.6 million for the nine month period ended March 31, 2017. Operating income increased 28.7% from $11.9 million for the nine month period ended March 31, 2016 to $15.4 million for the nine month period ended March 31, 2017.

For the three month period ended March 31, 2017, we reported net income of $7.1 million on revenues of $20.0 million as compared to net income of $3.9 million of revenues of $18.6 million for the three month period ended March 31, 2016.

The revenue increase of 4.7%, from $54.6 million for the first nine months of fiscal 2016 to $57.1 million for the first nine months of fiscal 2017, was primarily due to an increase in patient fee revenue (net of contractual allowances and discounts) from $14.0 million for the first nine months of fiscal 2016 to $14.7 million for the first nine months of fiscal 2017 and increases in net management fees of $1.4 million, from $32.8 million for the first nine months of fiscal 2016 to $34.2 million for the first nine months of fiscal 2017. Revenues from product sales increased from the first nine months of fiscal 2016 to the first nine months of fiscal 2017, by $323,000 from $780,000 for the first nine months of fiscal 2016 to $1.1 million for the first nine months of fiscal 2017.

While our revenues increased, our costs and expenses decreased, resulting in an operating income of $15.4 million for the nine months ended March 31, 2017, compared to an operating income of $11.9 million for the nine months ended March 31, 2016. In terms of percentages, costs and expenses decreased 2.1% from $42.7 million for the first nine months of fiscal 2016 to $41.8 million for the first nine months of fiscal 2017, while revenues increased 4.7%, from $54.6 million for the first nine months of fiscal 2016 to $57.1 million for the first nine months of fiscal 2017.

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

Results of Operations

We operate in two industry segments: the manufacture and servicing of medical (MRI) equipment, which is conducted by Fonar, and diagnostic facilities management services, which is conducted through HMCA and its subsidiaries.

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales increased to $1.1 million for the first nine months of fiscal 2017 from $780,000 for the first nine months of fiscal 2016. Costs related to product sales decreased, from $939,000 for the nine month period ended March 31, 2016 to $543,000 for the nine month period ended March 31, 2017. Management believes this increase in sales revenues although positive, more likely reflects the volatility resulting from low sales volume. Continuing tight credit and economic uncertainty, together with lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g. multi positional scanning).

Service revenues increased 1.5% from $7.1 million for the nine month period ended March 31, 2016 to $7.2 million for the nine month period ended March 31, 2017. Continuing lower sales volumes have been a factor ultimately contributing to the small increase in service revenues, as the number of older scanners being taken out of service has been greater than the number of new scanners being placed under service agreements following the expiration of their warranties.

Costs relating to providing service for the first nine months of fiscal 2017 increased by 40.6% from $1.6 million in the first nine months of fiscal 2016 to $2.2 million in the first nine months of fiscal 2017. We have been able to control our service costs, however, because of our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis, and to detect and repair any irregularities before more serious problems result.

FONAR CORPORATION AND SUBSIDIARIES

There were approximately $1.2 million in foreign revenues for the first nine months of fiscal 2017 as compared to approximately $440,000 in foreign revenues for the first nine months of fiscal 2016, representing an increase in foreign revenues of 177.63%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

Revenues for the medical equipment segment as a whole increased by 5.5% to $8.3 million for the nine months of fiscal 2017 from $7.8 million for the first nine months of fiscal 2016. Operating results for our medical equipment segment increased to an operating income of $46,000 for the first nine months of fiscal 2017 as compared to an operating income of $18,000 for the first nine months of fiscal 2016.

Diagnostic Facilities Management Services

HMCA revenues increased in the first nine months of fiscal 2017 by 4.5% to $48.9 million from $46.8 million for the first nine months of fiscal 2016. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment decreased slightly to 85.5% for the first nine months of fiscal 2017, from 85.7% for the first nine months of fiscal 2016.

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

As a result of our vigorous marketing efforts, the number of scans performed at our centers and at our client’s centers increased from 116,226 in the first nine months of fiscal 2016 to 120,462 in the first nine months of fiscal 2017.

We manage twenty-six sites, twenty-four of which are equipped with Fonar Upright® MRI scanners (our Upright® MRI Scanners are also called Stand-Up® MRI Scanners). HMCA experienced an operating income of $15.3 million for the first nine months of fiscal 2017 compared to operating income of $11.9 million for the first nine months of fiscal 2016.

HMCA’s cost of revenues for the first nine months of fiscal 2017 as compared to the first nine months of fiscal 2016 decreased by 5.5% from $26.8 million to $25.3 million as a result of our continuing cost cutting measures.

FONAR CORPORATION AND SUBSIDIARIES

Consolidated

For the first nine months of fiscal 2017, our consolidated net revenues increased by 4.7% to $57.1 million from $54.6 million for the first nine months of fiscal 2016, and total costs and expenses decreased by 2.1% to $41.8 million from $42.7 million for the first nine months of fiscal 2017 and for the first nine months of fiscal 2016 respectively. As a result, our operating income increased 28.7% to $15.4 million in the first nine months of fiscal 2017 from $11.9 million in the first nine months of fiscal 2016.

Selling, general and administrative expenses increased by 4.1% to $12.6 million in the first nine months of fiscal 2017 from $12.1 million in the first nine months of fiscal 2016. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, increased, $26,814 for the first nine months of fiscal 2017 from $0 for the first nine months of fiscal 2016.

Research and development expenses decreased by 11.1% to $1.1 million for the first nine months of fiscal 2017 from $1.2 million for the first nine months of fiscal 2016.

Interest expense in the first nine months of fiscal 2017 decreased by 41.3% to $244,000 from $416,000 in the first three months of fiscal 2016. The decrease was due to the repayment of debt.

Inventories increased to $2.7 million at March 31, 2017 from $2.1 million at June 30, 2016.

Net management fee and medical receivables increased by 17.6% to $35.1 million at March 31, 2017 from $29.8 million at June 30, 2016 as a result of slower collections. The slower collections were primarily due to an increase in no-fault and workers’ compensation revenue, which typically takes longer to collect.

The results of operations for the first nine months of fiscal 2017 reflect an increase in revenues from management, patient and other fees, as compared to the first nine months of fiscal 2016 ($48.9 million for the first nine months of fiscal 2017 as compared to $46.8 million for the first nine months of fiscal 2016), and an increase in MRI equipment segment revenues ($8.3 million as compared to $7.8 million). Revenues were 14.5% from the MRI equipment segment as compared to 85.5% from HMCA, for the first nine months of fiscal 2017, as compared to 14.3% from the MRI equipment segment and 85.7% from HMCA for the first nine months of fiscal 2016.

The implementation of the Patient Protection and Affordable Care Act (PPACA) has had a profound impact on the healthcare industry. We are experiencing some of the impact of the Act on our business in the reduction of reimbursement rates and fewer sales of our MRI equipment. Present efforts to repeal and replace the PPACA may result in further significant changes in the healthcare industry and our business, the likelihood and extent of which we are not able to predict at this time.

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

FONAR CORPORATION AND SUBSIDIARIES

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

In addition, FONAR has announced the publication of a new book “THE CRANIOCERVICAL SYNDROME and MRI” that highlights the unique attributes of FONAR UPRIGHT® MRI Imaging (S. Karger, A.G. based in Basel, Switzerland- www.karger.com/Book/Home/261956) which has been published by S. Karger, a 125 year old company and an academic publisher of scientific and medical journals and books. The seven chapter monograph examines the rapid advances in MRI made possible by the FONAR UPRIGHT® Multi-Position MRI that are transforming the treatment of patients suffering from the craniocervical syndrome (CCS). It is written by leading international experts in the field to practitioners with a better understanding of the subtle anatomy and MRI appearances at the craniocervical junction, along with insight into the clinical significance of cerebrospinal fluid (CSF) flow measurements and its potential role in generating the devastating impairments of the neurodegenerative diseases: Alzheimer’s (5.1 million patients in the United States), childhood and adult Autism (3.0 million), Parkinson’s (1.0 million), Multiple Sclerosis (250,000-350,000) and Amyotrophic Lateral Sclerosis (ALS) (30,000). It calls attention to the revolutionary importance of FONAR’s new UPRIGHT® MRI imaging technology and the prospect of significantly relieving the suffering of the above totaled 9.38 million patients afflicted with these disorders.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased by 9.1% from $8.5 million at June 30, 2016 to $7.8 million at March 31, 2017, primarily as a result of the increased purchases of property and equipment.

Cash provided by operating activities for the first nine months of fiscal 2017 was $9.4 million. Cash provided by operating activities was attributable principally to net income of $16.6 million and depreciation and amortization of $2.6 million , offset by an increase in accounts, management fee receivables and medical receivables of $4.5 million and a decrease in other current liabilities of $4.0 million.

Cash used in investing activities for the first nine months of fiscal 2017 was $1.9 million. The principal uses of cash used in investing activities during the first nine months of fiscal 2017 consisted of patent costs of $122,000 and the purchase of property and equipment of $1.8 million.

Cash used in financing activities for the first nine months of fiscal 2017 was $8.3 million. The principal uses of cash in financing activities during the first nine months of fiscal 2017 were the repayment of principal on long-term debt and capital lease obligations of $3.4 million and distributions to non-controlling interests of $5.0 million.

Total liabilities decreased by 32.0% to $16.4 million at March 31, 2017 from $24.1 million at June 30, 2016. “Other” current liabilities decreased by 30.9% to $7.5 million at March 31, 2017 from $10.8 million at June 30, 2016. Long-term debt and capital lease obligations decreased from $2.1 million to $348,000. The current portion of our unearned revenue on service contracts decreased from $4.7 million to $4.0 million. Customer deposits decreased from $1.2 million at June 30, 2016 to $1.0 million at March 31, 2017 as a result of reduced sales.

As of March 31, 2017, the total of $7.5 million in “other” current liabilities included accrued salaries and payroll taxes of $891,000, and sales taxes of $2.3 million plus accrued interest and penalties of $2.6 million.

Our working capital increased to $36.4 million at March 31, 2017 from $24.9 million at June 30, 2016. This resulted from an increase in current assets ($45.6 million at June 30, 2016 as compared to $50.8 million at March 31, 2017), and a decrease in current liabilities from $20.6 million at June 30, 2016 to $14.5 million at March 31, 2017.

FONAR CORPORATION AND SUBSIDIARIES

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

During the three and nine month periods ended March 31, 2017, the Company recorded an increase in its deferred tax asset of $1.1 million and $1.9 million respectively compared to no increase for the corresponding periods in the prior years. During the three months ended March 31, 2017 the Company recorded a net tax benefit of $1.1 million and a tax provision of $145,000 for the three months ended March 31, 2016, in its condensed consolidated statements of income. During the nine months ended March 31, 2017 the Company recorded a net tax benefit of $1.3 million ($1.9 million benefit offset by a $607,000 tax provision) and a net tax provision of $235,000 for the nine months ended March 31, 2016, in its condensed consolidated statements of income.

Fonar has not committed to making any significant capital expenditures for the remainder of the 2017 fiscal year. A new scanner was acquired by HMCA and placed in service to a site in Florida managed by HMCA. HMCA also acquired a new facility in White Plains, New York in March, 2017.

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

In furtherance of our business plan, HMCA began managing a twenty-sixth MRI scanning facility located in White Plains, New York, in the first week of April, 2017.

Management is seeking to promote wider market recognition of Fonar’s scanner products, and to increase demand for Upright® scanning at the facilities HMCA owns or manages. Given the liquidity and credit constraints in the markets, and the uncertainty resulting from the Patient Protection and Affordable Care Act or its repeal and replacement, the sale of medical equipment has and may continue to suffer.

The Company believes that its business plan has been responsible for the past four consecutive fiscal years and past three fiscal quarters of profitability (fiscal 2012, fiscal 2013, fiscal 2014, fiscal 2015, fiscal 2016 and the first nine months of fiscal 2017) and that its capital resources will be adequate to support operations at current levels through at least March 31, 2018. In the past, the Company experienced periods of working capital deficits and prior to fiscal 2011, losses. The future effects on our business of healthcare legislation, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, reimbursement rates and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

FONAR CORPORATION AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2017, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2. Demand for MRI Scanners. The reduced reimbursement rates also affects our sales of MRI scanners negatively. With lower revenue projections, fewer prospective customers will be able to operate, and others are likely to demand lower prices for scanners. Although the reduced reimbursements may not affect foreign demand, a lower number of sales in the aggregate could reduce economies of scale and consequently, profit margins.

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

7. Eligibility Changes to Insurance Programs. Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. Healthcare legislation may increase the participation of individuals in the Medicaid program in states that elect to participate in the expanded Medicaid coverage, subject to any changes which may result from efforts to repeal and replace the PPACA. A shift in payor mix from managed care and other private payors to government payors or an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Changes in the eligibility requirements for governmental programs such as the Medicaid program and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. These factors and events could have a material adverse effect on our business, financial condition, and results of operations.

FONAR CORPORATION AND SUBSIDIARIES

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: In March, 2017, the Company issued 42,884 shares of its unregistered Common Stock in connection with the acquisition of an MRI facility in White Plains, New York.

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information: None

FONAR CORPORATION AND SUBSIDIARIES

Item 6 - Exhibits and Reports on Form 8-K:

a)        Exhibit 31.1 Certification. See Exhibits

b)       Exhibit 32.1 Certification. See Exhibits

c)       Report on Form 8-K filed on February 10, 2017, Item 2.02: Results of Operations and

Financial Condition for the fiscal quarter ended December 31, 2016.

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

Dated: May 10, 2017