Form 10-K
period 2017-06-30
FONAR CORP
filed 2017-09-27
CIK 355019

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

_____________________

FORM 10-K

_____________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

631) 694-2929
(Registrant's telephone number, including area code)

____________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.0001 per share

Securities registered pursuant to Section 12(g) of the Act:

None

_________________________________________________________________________

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

FONAR CORPORATION AND SUBSIDIARIES

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

Large accelerated filer ____ Accelerated filer X

Non-accelerated filer ____ Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No __X_

The aggregate market value of the shares of Common Stock held by non-affiliates as of December 30, 2016 based on the closing price of $19.15 per share on such date as reported on the NASDAQ System, was approximately $114 million. The other outstanding classes do not have a readily determinable market value.

As of September 14, 2017, 6,287,511 shares of Common Stock, 146 shares of Class B Common Stock, 382,513 shares of Class C Common Stock and 313,438 shares of Class A Non-voting Preferred Stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

 FONAR CORPORATION AND SUBSIDIARIES

FORM 10-K ITEMS

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

FONAR CORPORATION AND SUBSIDIARIES

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

Fonar’s iron frame technology made Fonar the originator of "open" MRI scanners. We introduced the first "open" MRI in 1980. Since that time we have concentrated on further application of our “open” MRI, introducing most recently the Upright® Multi-Position™” MRI scanner (also referred to as the “Upright®” or “Stand-Up®” MRI scanner) and the Fonar 360™ MRI scanner. The Fonar 360™ MRI is not presently being marketed.

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

THE UPRIGHT® MRI SCANNER

The Upright® MRI scanner is the product we are presently promoting. The Upright® MRI (also known as the “Stand-Up® MRI”) is a “whole-body” MRI, meaning it can be used to scan any part of the body. Unlike conventional recumbent MRI scanners, the Upright® MRI permits MRI diagnoses to be made in the weight-bearing state. The Upright® MRI allows patients to be scanned while standing, sitting, bending or lying down. This means that an abnormality or injury, such as a slipped disk, may be scanned in a weight-bearing posture, which more often than not is the position in which patients experience pain. An adjustable bed allows patients to stand, sit or lie on their backs, sides or stomachs. The Upright® MRI is by design a non-claustrophobic MRI scanner. We have introduced the name “Upright®” as an alternative to “Stand-Up®” because of the multiplicity of positions in which the patient may be scanned where the patient is not standing.

 FONAR CORPORATION AND SUBSIDIARIES

HMCA manages a total of 26 MRI scanning facilities, four of which are owned by subsidiaries of HMCA. Seventeen facilities are located in New York and seven are located in Florida. (The four facilities owned by HMCA subsidiaries are in Florida, where the corporate practice of medicine is permitted.) Twenty-five facilities are equipped with Upright® MRI scanners. We believe that the utilization of Fonar Upright® MRI scanning systems, which are produced under the protection of our patents, have been a significant factor in the increased patient volume of the scanning facilities.

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

For instance, the Fonar Upright® technology has demonstrated its key value on patients with the Arnold-Chiari Syndrome, which is believed to affect 200,000 to 500,000 Americans. In this syndrome, brain stem compression and subsequent severe neurological symptoms occur in these patients, when because of weakness in the support tissues within the skull, the brain stem descends and is compressed and entrapped at the base of the skull in the foramen magnum, which is the circular bony opening at the base of the skull where the spinal cord exits the skull. The brain structures “entrapped” in Chiari Syndrome are the lowest lying structures of the brain, the tonsils of the cerebellum. The Chiari Syndrome is therefore alternately named Cerebellar Tonsillar Ectopia (CTE) indicating the displacement (ectopia) of these Cerebellar tonsils in this syndrome. Classic symptoms of the Chiari Syndrome include the “drop attack,” where the patient unexpectedly experiences an explosive rush or nervous discharge at the base of the brain which rushes down the body to the extremities, causing the patient to collapse in a temporary neuromuscular paralysis; this subsides when the patient is lying down. Conventional lie-down MRI scanners cannot make an adequate evaluation of the pathology since the patient’s pathology is most visible and the symptoms are most acute when the patient is scanned in the upright weight-bearing position.

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

The Upright® MRI is also the world’s most non-claustrophobic whole-body MRI scanner. Patients can simply walk into the magnet, stand or sit for their scans and then walk out. Any site with a Fonar Upright® MRI scanner is capable of providing Open Sky® MRI scanning services. The magnet’s front-open and top-open design provides an unprecedented degree of comfort because there is nothing in front of the patient’s face except a large (42”) flat-screen TV that is mounted on the wall. The default position for the bed is a tilt back of six degrees that minimizes patient motion. Special coil fixtures, a patient seat, Velcro straps, and transpolar stabilizing bars are also used to keep the patient comfortable and motionless throughout the scanning process.

Full-range-of-motion studies of the joints in a multiple of directions are possible, an especially promising feature for sports injuries. Full range of motion cines, or movies, of the lumbar spine can also be achieved under full body weight.

Fonar created the high-field open MRI market segment. The Fonar Upright® MRI operates at a significantly higher magnetic field strength than the 0.2-0.35 Tesla open MRIs that preceded it, and, therefore, benefits from more of the MRI image-producing signal needed to make high-quality MRI images.

Fonar maximizes image quality through an optimal combination of image signal to noise (S/N) and contrast-to noise (C/N) ratios. Technical improvements incorporated into the scanner design include increased image processing speed, high-S/N Organ Specific(TM) RF receiver coils, high performance front-end electronics featuring high-speed, wide-dynamic-range analog-to-digital conversion and a miniaturized ultra-low-noise pre-amplifier, high-speed automatic tuning, bandwidth-optimized pulse sequences, multi-bandwidth sequences, and off-center FOV imaging capability.

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

FONAR’s scanners are equipped with a variety of software features which enhance versatility and diagnostic capability. For example, SMART™ scanning allows for same-scan customization of multi-slice scans, each slice with its own thickness, resolution, angle and position. This is an important feature for scanning parts of the body that include small-structure sub-regions requiring finer slice parameters. There is also Multi-Angle Oblique™ (MAO) imaging, and oblique imaging.

During fiscal 2017, sales of our Upright® MRI scanners accounted for approximately 0.9% of our total revenues and 6.4% of our medical equipment revenues, as compared to 1.1% of total revenues and 7.7% of medical equipment revenues in fiscal 2016, and 2.3% of our total revenues and 14.1% of medical equipment revenues in fiscal 2015.

 FONAR CORPORATION AND SUBSIDIARIES

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

Fonar’s Website includes interactive product information for interested customers.

During fiscal 2017, foreign sales were made to customers in the United Arab Emirates and the United Kingdom. CEO Matthias Schulz of Medserena, Fonar’s principal foreign sales representative and distributor, has said, “The large number of requests coming from our physicians in Germany are arising because of the special medical need for FONAR’s unique technology. This is in spite of an intensely active MRI market in Germany, where there are already many conventional lie-down MRIs installed.” Medserena also has expanded its market to the United Kingdom with the opening of a Fonar Upright® MRI scanner in London.

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

3)       All Physicians: The vast number of doctors who send patients for MRI’s need to be aware of the diagnostic advantages of the Fonar Upright® Multi-Position™.

Our advertising for Fonar and HMCA re-enforces the unique value provided by Fonar MRI scanners. We have increased internet awareness of our product by driving patient traffic to the Upright® scanning centers we manage via the Fonar website (www.fonar.com) as well as by creating Websites for each HMCA location. These websites give prospective customers of Upright® MRI scanners a view of operating Upright® MRI centers and highlight the benefits of using an Upright® MRI scanner. The success of HMCA-managed sites not only increases management fees to HMCA but encourages new sales for Fonar as well. A complete list of the sites managed by HMCA can be found at HMCA’s website, hmca.com.

SERVICE AND UPGRADES FOR MRI SCANNERS

Our customer base of installed scanners has been and will continue to be an additional source of income, independent of direct sales.

Income is generated from the installed base in two principal areas, namely, service and upgrades. Service and maintenance revenues from our external installed base were approximately $9.5 million in fiscal 2016 and $9.6 million in fiscal 2017. Our objective is to maintain service revenues at present levels or better, based on the longevity of the technology, and the refurbishments and upgrades which keep the scanners competitive with the latest techniques.

 FONAR CORPORATION AND SUBSIDIARIES

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

RESEARCH AND DEVELOPMENT

During the fiscal year ended June 30, 2017, we incurred expenditures of $1,480,670, none of which were capitalized, on research and development, as compared to $1,631,846, none of which were capitalized, during the fiscal year ended June 30, 2016.

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

BACKLOG

Our backlog of unfilled orders at September 13, 2017 was approximately $735,000, as compared to $1.7 million at September 9, 2016. It is expected that the existing backlog of orders will be filled within the 2018 fiscal year.

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

FONAR CORPORATION AND SUBSIDIARIES

We have significantly enhanced our patent position within the industry and now possesses a substantial patent portfolio which provides us, under the aegis of United States patent law, "the exclusive right to make, use and sell" many of the scanner features which Fonar pioneered and which are now incorporated in most MRI scanners sold by the industry. As of June 30, 2017, 201 patents had been issued to Fonar, and approximately 20 patents were pending. A number of Fonar’s existing patents specifically relate to protecting Fonar’s position in the Upright MRI market. The patents further enhance Dr. Damadian's pioneer patent, the 1974 Patent, that initiated the MRI industry and provided the original invention of MRI scanning. The terms of the patents in Fonar’s portfolio extend to various times.

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

The remainder, described as Open MRIs, are recumbent-only machines based on Fonar’s original iron-frame vertical magnetic field magnet design. These systems have been manufactured and sold by many of our largest competitors over the years. They generally operate at low field strengths (0.2 - 0.35 Tesla). Their prevalence in the marketplave has led to the perception of the medical community that Open MRIs are useful only for anxious and claustrophobic patients, that the Open MRI’s image quality is poor, and that the scan times are long. Recently our competitors have introduced higher field strength Open MRI products (0.5 – 1.2 Tesla). Significantly better imaging performance (especially at 1.2 T) compared to the low field strength systems, is beginning to change that perception. However, Fonar continues to maintain its competitive advantage at 0.6 Tesla due to our front-open non-claustrophobic configuration in which there is nothing in front of the patient’s face, and our unique ability to scan patients in weight-bearing positions that is sometimes more consequential than a small increase in the image resolution and decrease in scan time. It is also noteworthy that our horizontal transaxial magnetic field allows the Upright MRI, in contrast to the recumbent-only Open MRIs, to use the same flat planar-style radiofrequency reeiver coil as the high-field MRI systems to image the lumbar and thoracic spine.

One of the Upright MRI’s big competitive advantages is that it is dramatically different from the Open MRI in several important ways:

The Upright MRI does something clinically valuable that the high-field MRI machines cannot do (i.e. positional imaging, weight-bearing imaging).

 FONAR CORPORATION AND SUBSIDIARIES

Although the patient can extend his arms and possibly see out the sides while recumbent in an Open MRI, there is still a large intimidating magnet pole very close to and directly in front of the patient’s face. The Upright MRI allows the patient to look directly out of the scanner and view a large flatscreen TV.

The Upright MRI uses the same configuration RF receiver coil as a high-field MRI system to image the spine. Open MRIs cannot do this. (This is because of the rule in MRI that the axis of symmetry of the RF receiver coil should be perpendicular to the direction of the main magnetic field). The upright patient sits comfortably with his back against a flat (“planar”) RF receiver coil in our horizontal transaxial magnetic field. In contrast, the vertical magnetic field in the recumbent-only Open MRI precludes the use of this type of receiver coil.

Relative to the high-field systems, the Upright MRI has two major competitive advantages:

Sometimes patient positioning is more consequential than a small increase in the image resolution and decrease in the scan time. As it is critical for physicians to not “miss” anything in the images, they recognize that the position-dependent pathology visualized with the Upright MRI will be invisible (“missed”) if their patients are scanned at a higher field strength.

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

 FONAR CORPORATION AND SUBSIDIARIES

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

X-ray machines, ultrasound machines, digital radiography systems and nuclear medicine compete with the MRI scanners by offering significantly lower price and space requirements. However, Fonar believes that the utility of the images produced by its MRI scanners is generally superior to the utility of the images produced by those other methodologies.

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

PHYSICIAN AND DIAGNOSTIC SERVICES MANAGEMENT BUSINESS

Effective July 1, 2015 we restructured the corporate organization of the physician and diagnostic services management segment of our business. Previously, Health Management Corporation of America had transferred its business and assets to Imperial Management Services, LLC (“Imperial”), a New York limited liability company, in connection with raising capital from investors. Health Management Corporation of America maintained a majority interest in Imperial. The assets continued to be used in our business of managing diagnostic imaging facilities.

Subsequently, through an agreement dated March 6, 2013, Health Management Corporation of America acquired another business engaged in the management and, in the case of four sites located in Florida, the ownership, of diagnostic imaging facilities (HMCA did not take over the operation of said four sites, however, until April, 2013). The purchase of this business was made through a new limited liability company, Health Diagnostics Management, LLC (“HDM”), which raised part of the capital necessary for the acquisition from investors. The investors received in the aggregate 49% of the interests in HDM.

On June 30, 2016 the Company purchased 100% of the equity in Turnkey Services of New York, LLC and 100% of the equity in TK2 Equipment Management LLC. Turnkey Service of New York LLC and TK2 Equipment Management LLC, both by way of several operating leases, had provided the Company with ancillary diagnostic imaging equipment to our managed (and in the case of four Florida sites, owned)MRI facilities.

As a result of scheduled reacquisitions of interests held by the investors, as of July 1, 2016, Health Management Corporation of America owned a 100% interest in Imperial and a 70% interest in HDM immediately prior to the reorganization.

FONAR CORPORATION AND SUBSIDIARIES

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

As of August 1, 2017, HMCA managed a total of 26 MRI centers. For the 2016 fiscal year, the revenues HMCA recognized from the MRI facilities had increased to $62.6 million, and for the 2017 fiscal year the revenues further increased to $66.8 million. Four of these facilities in Florida are owned by HMCA subsidiaries.

HMCA GROWTH STRATEGY

HMCA’s growth strategy focuses on upgrading and expanding the existing facilities it manages and expanding the number of facilities it manages for its clients, including new sites. In connection with improving the performance of the facilities, we have added high field MRI scanners, extremity scanners and x-ray machines to the Upright® MRI scanner at certain of the sites where such additional diagnostic imaging modalities are expected to produce the greatest return.

PHYSICIAN AND DIAGNOSTIC MANAGEMENT SERVICES

HMCA’s services to the facilities it manages encompass substantially all of their business operations. Each facility is controlled, however, not by HMCA, but by the physician owner, or in the case of the four Florida sites owned by HMCA subsidiaries, by the medical director, and all medical services are performed by physicians and other medical personnel under the physician-owner’s supervision. HMCA is the management company and performs services of a non-professional nature. These services include:

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

6. Diagnostic Imaging and Ancillary Services. HMCA can offer access to diagnostic imaging equipment through diagnostic imaging facilities it manages. The Company is expanding the ancillary services offered in its network to include x-rays, ultrasound and other MRI equipment such as high-field MRI scanners and extremity MRI scanners.

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

The management fees payable by the facilities to HMCA are flat monthly fees. In fiscal 2016, the aggregate amount of management fees was $3,674,059 per month. In fiscal 2017, the aggregate amount of management fees was $3,926,536 per month.

Fees under the management agreements are subject to adjustment by mutual agreement on an annual basis.

Dr. Damadian owns three HMCA-managed MRI facilities in Florida. The fees for these three sites in Florida owned by Dr. Damadian are flat monthly fees which are subject to adjustment by mutual agreement on an annual basis. In fiscal 2017, the aggregate monthly amount of management fees payable to HMCA by these sites was $735,374.

The Florida facilities owned by HMCA subsidiaries directly bill their patients or the patients’ insurance carriers. Patient fees net of provision for bad debt were $20,229,166 in fiscal 2017.

HMCA contracts with an outside billing company (located in Melville, New York) to perform billing and collection for their clients’ No-Fault and Workers’ Compensation business. The fixed monthly fees were $85,000 for HMCA in fiscal 2016 and fiscal 2017.

HMCA MARKETING

HMCA's marketing strategy is to expand the business and improve the facilities which it manages. HMCA is seeking to increase the number of locations of those facilities where market conditions are promising and to promote growth of our clients' and Florida subsidiaries’ patient volume and revenue.

 FONAR CORPORATION AND SUBSIDIARIES

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

Managed care providers are an important factor in the diagnostic imaging industry. To further its position, HMCA is seeking to expand the imaging modalities offered at its managed and owned diagnostic imaging facilities. Three facilities in New York and four facilities in Florida have two MRI scanners. One facility in New York and two in Florida also perform x-rays.

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

Healthcare Reform Legislation

Healthcare reform legislation enacted in the first quarter of 2010 by the Patient Protection and Affordable Care Act or PPACA, specifically requires the U.S. Department of Health and Human Services, in computing physician practice expense relative value units, to increase the equipment utilization factor for advanced diagnostic imaging services (such as MRI, CT and PET) from a presumed utilization rate of 50% to 65% for 2010 through 2012, 70% in 2013, and 75% thereafter. Excluded from the adjustment are low-technology imaging modalities such as ultrasound, X-ray and fluoroscopy. The Health Care and Education Reconciliation Act of 2010 (H.R. 4872) or Reconciliation Act, which was approved by the President on March 30, 2010, amends the provision for higher presumed utilization of advanced diagnostic imaging services to a presumed rate of 75%. These changes may result in decreased revenue for the services performed by our clients for Medicare beneficiaries. Other changes in reimbursement for services rendered by Medicare Advantage plans may also reduce the revenues for services rendered to Medicare Advantage enrollees

FONAR CORPORATION AND SUBSIDIARIES

We have experienced reimbursement reductions for radiology services provided to Medicare beneficiaries, including reductions pursuant to the Deficit Reduction Act, or DRA.

The DRA, which became effective in 2007, set reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities at the lesser of OPPS or the MPFS.

In addition to the foregoing changes to the usage assumptions, CMS’ 2010 regulatory changes to the MPFS also included a downward adjustment to services primarily involving the technical component rather than the physician work component, by adjusting downward malpractice payments for these services. These adjustments have been phased in over a four year period. For our fiscal year ended June 30, 2017, Medicare revenues represented approximately 4.8% of the revenues for HMCA’s clients and subsidiaries as compared to 5.0% for the fiscal year ended June 30, 2016. In January, 2014 additional reductions in Medicare reimbursement were adopted, and New York State is expected to propose reducing Workers’ Compensation reimbursements.

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

Medicaid

The Medicaid program is a jointly-funded federal and state program providing coverage for low-income persons. In addition to federally-mandated basic services, the services offered and reimbursement methods vary from state to state. In many states, Medicaid reimbursement is patterned after the Medicare program; however, an increasing number of states have established or are establishing payment methodologies intended to provide healthcare services to Medicaid patients through managed care arrangements. In fiscal 2017, approximately 0.19% of the revenues of HMCA’s clients were attributable to Medicaid, as compared to 0.37% in fiscal 2016. Four of the Florida facilities (those owned by HMCA subsidiaries) do not participate in Medicaid.

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

In fiscal 2017, approximately 5.0% of the revenues of HMCA’s clients were attributable to Medicare and 0.19% were attributable to Medicaid. In fiscal 2016, approximately 5.0% of the revenues of HMCA’s clients were attributable to Medicare and 0.37% were attributable to Medicaid.

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

 FONAR CORPORATION AND SUBSIDIARIES

HMCA’s clients and subsidiaries generate revenue from patients covered by no-fault insurance and workers' compensation programs. For the fiscal year ended June 30, 2017 approximately 54.5% of our clients’ receipts were from patients covered by no-fault insurance and approximately 8.0% of our client’s receipts were from patients covered by workers’ compensation programs. For the fiscal year ended June 30, 2016, approximately 51.6% of HMCA’s clients’ receipts were from patients covered by no-fault insurance and approximately 7.8% of HMCA’s clients’ receipts were from patients covered by workers’ compensation programs. (The foregoing numbers do not include payments from third party administrators). In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA could be required to modify its business practices and services in ways that could be more costly to HMCA or in ways that decrease the revenues which HMCA receives from its clients.

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

EMPLOYEES

Fonar and HMCA had approximately 500 employees as of August 15, 2017. This total number included 15 in production, 28 in customer support, 7 in research and development, 5 in information technology, 60 in marketing and sales, 15 transcriptionists, 35 technologists, 50 in billing and collections, and 285 in various administrative positions. Approximately 300 employees were employed at the MRI facilities managed or owned by HMCA, primarily in administrative positions.

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

5.Pressure to Control Healthcare Costs. One of the principal objectives of health maintenance organizations and preferred provider organizations is to control the cost of healthcare services. Healthcare providers participating in managed care plans may be required to refer diagnostic imaging tests to certain providers depending on the plan in which a covered patient is enrolled. In addition, managed care contracting has become very competitive. The expansion of health maintenance organizations, preferred provider organizations and other managed care organizations within New York or Florida could have a negative impact on the utilization and pricing of services performed at the facilities HMCA manages or owns to the extent these organizations exert control over patients’ access to diagnostic imaging services, selections of the provider of such services and reimbursement rates for those services.

6.Scanning Facility Competition. The market for diagnostic imaging services is highly competitive. The facilities we manage or own compete for patients on the basis of reputation, location and the quality of diagnostic imaging services. Groups of radiologists, established hospitals, clinics and other independent organizations that own and operate imaging equipment are the principal competitors.

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

FONAR CORPORATION AND SUBSIDIARIES

9. Possible changes in Florida Insurance Law. A bill has been introduced into the Florida legislature, whose goal is to eliminate the no-fault system and the requirement that motorists carry personal injury protection, commonly referred to as “PIP”. Currently, drivers and passengers get car damages and PIP, paid for up to $10,000, no matter who is at fault in an accident. Drivers have to pay an additional cost to insurance companies to pay for bodily injuries, which covers them if they are at fault. While PIP is required, coverage for bodily injury is not. The insurance industry is pushing to scrap PIP and instead mandate all motorists to carry coverage that includes a minimum of $25,000 bodily injury if they are at fault. Eliminating PIP would mean that the $10,000 drivers now get paid toward medical costs through their insurers might not be there for them to pay for injured drivers. Importantly, payments would be reduced by approximately 60% due to claims being paid at commercial rates instead of at the presently prevailing PIP fee schedule. This would negatively impact our seven diagnostic imaging facilities (both those we own and those we manage) with more unpaid bills, lower reimbursement rates and elongated waiting times.

10. Federal and state privacy and information security laws. We must comply with numerous federal and state laws and regulations governing the collection, dissemination, access, use, security and privacy of PHI, including HIPAA and its implementing privacy and security regulations, as amended by the federal HITECH Act and collectively referred to as HIPAA. If we fail to comply with applicable privacy and security laws, regulations and standards, properly maintain the integrity of our data, protect our proprietary rights to our systems, or defend against cybersecurity attacks, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

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

11. Changes in Domestic and Worldwide Economic Conditions. We are subject to risk arising from adverse changes in general domestic and global economic conditions, including recession or economic slowdown and disruption of credit markets.

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

FONAR CORPORATION AND SUBSIDIARIES

ITEM 3. LEGAL PROCEEDINGS

Matt Malek Madison v. Fonar Corporation, United States District Court, Northern District of California, was commenced by plaintiff on August 27, 2007 to recover a down payment for a scanner in the amount of $300,000, with interest. The plaintiff sought costs of suit and attorney’s fees as well. Fonar answered the complaint and sued the plaintiff for breach of contract in the amount of $450,000. Although down payments are usually expressly non-refundable in Fonar’s quotations and agreements, in this case, the quotation contemplated the sale of four scanners, and provided that the deposit would be refundable with interest, if the customer were unable to find suitable locations in the San Francisco Bay area. The issue was whether the customer made a good faith effort to find locations; Fonar’s position was that the customer did not. The case went to trial before a judge; the parties submitted post-trial briefs, and judgment was awarded to the plaintiff. Fonar appealed the trial court’s decision, but on January 31, 2012, the U.S. Court of Appeals for the 9th Circuit affirmed the lower court’s decision awarding the plaintiff the $300,000 deposit with prejudgment interest from July 1, 2006. Fonar sought to have the Court of Appeals reconsider the decision en banc, (by all or a larger number of the judges on the Circuit Court of Appeals), but this was not granted. After no action being taken by the plaintiff for several years, on June 30, 2016 Fonar received a letter from plaintiff’s attorney seeking payment of the judgment. The plaintiff has agreed to accept the sum of $300,000 in full satisfaction of the judgment, which amount was paid in October, 2016.

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

Fiscal Quarter			High	Low
January -	March	2015	14.25	10.00
April -	June	2015	13.27	10.50
July -	September	2015	13.80	9.10
January -	March	2016	18.27	12.76
April -	June	2016	21.95	13.65
July -	September	2016	23.90	19.10
January -	March	2017	20.85	17.30
April -	June	2017	29.40	17.20
July -	September 14,	2017	31.90	25.31

 FONAR CORPORATION AND SUBSIDIARIES

Performance Graph

The following graph compares the annual change in the Company’s cumulative total shareholder return on its Common Stock during a period commencing on June 30, 2012 and ending on June 30, 2017 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (B) the difference between the Company’s share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the cumulative total return of each of: (a) the CRSP Composite Total Return Index for Nasdaq (“Nasdaq”); (b) the CRSP Total Return Index for Nasdaq Medical Equipment Manufacturers (“Nas-MED”); and (c) the CRSP Total Return Index for Nasdaq Healthcare companies (“Nas-Hea.”) during such period, assuming a $100 investment on June 30, 2012. The stock price performance on the graph below is not necessarily indicative of future price performance.

Relative Dollar Values

	6/29/12	6/28/13	6/30/14	6/30/15	6/30/16	6/30/17
FONAR Common Stock	$100.00	$160.00	$297.50	$273.25	$525.84	$704.31
NASDAQ	$100.00	$117.60	$154.25	$176.52	$173.55	$222.66
NAS-MED	$100.00	$123.41	$160.65	$189.39	$220.24	$261.61
NAS-Hea	$100.00	$126.84	$157.32	$225.33	$213.19	$255.68

On September 14, 2017, we had approximately 1,050 stockholders of record of our Common Stock, 10 stockholders of record of our Class B Common Stock, 3 stockholders of record of our Class C Common Stock and 1,100 stockholders of record of our Class A Non-voting Preferred Stock.

At the present time, the only class of our securities for which there is a market is the Common Stock.

We currently have a policy of retaining earnings to finance the development and expansion of our business. We expect to continue this policy for the foreseeable future.

 FONAR CORPORATION AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data has been extracted from our consolidated financial statements for the five years ended June 30, 2017. This consolidated selected financial data should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this form.

	As of and For the Periods Ended June 30,
	2017	2016	2015	2014	2013
STATEMENT OF OPERATIONS
Revenues	$78,036,586	$73,368,210	$69,050,996	$68,505,477	$49,141,814
Cost of Revenues	$38,052,425	$38,870,898	$38,404,281	$37,247,449	$26,121,365
Research and Development Expenses	$1,480,670	$1,631,846	$1,812,398	$1,760,821	$1,438,560
Net Income(Loss)	$23,678,798	$18,795,517	$15,430,383	$13,396,769	$10,256,362
Basic Net Income (Loss)per common share	$2.98	$2.43	$2.00	$1.62	$1.37
Diluted Net Income (Loss) per common share	$2.92	$2.38	$1.95	$1.58	$1.34
Basic Weighted average number of shares outstanding	6,161,599	6,050,893	6,050,632	6,009,822	5,933,318
Diluted Weighted average number of shares outstanding	6,289,103	6,178,397	6,178,136	6,137,326	6,060,822

BALANCE SHEET DATA
Working capital	$39,177,703	$24,946,326	$24,828,161	$21,898,699	$16,748,144
Total Assets	$98,762,566	$84,887,606	$76,492,077	$76,789,843	$73,150,650
Long-term debt and obligations under capital leases	$336,761	$2,059,236	$5,699,302	$8,481,830	$12,887,005
Stockholder’s (deficiency) equity	$82,909,953	$60,776,307	$50,783,513	$45,906,592	$37,799,276

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

FONAR CORPORATION AND SUBSIDIARIES

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

For the fiscal years ended June 30, 2017 and June 30, 2016 10.5% and 10.2%, respectively, of total revenues were derived from contracts with facilities owned by Dr. Raymond V. Damadian, the President and principal stockholder of Fonar. The agreements with these MRI facilities are for one-year terms which renew automatically on an annual basis, unless terminated. The fees for these sites, which are located in Florida, are flat monthly fees.

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

FONAR CORPORATION AND SUBSIDIARIES

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

We continuously, qualitatively and quantitatively evaluate the realizability (including both positive and negative evidence) of the net deferred tax assets and assess the valuation allowance periodically. Our evaluation considers the financial condition of the Company and both the business conditions and regulatory environment of the industry. If future taxable income or other factors are not consistent with our expectations, an adjustment to our allowance for net deferred tax assets may be required.  For net deferred tax assets we consider estimates of future taxable income, including tax planning strategies, in determining whether our net deferred tax assets are more likely than not to be realized. Our ability to project future taxable income may be significantly affected by our ability to determine the impact of regulatory changes which could adversely affect our future profits. As a result, the benefits of our net operating loss carry forwards could expire before they are utilized.

At June 30, 2016, the net deferred tax asset was valued at $13,042,306. At June 30, 2017, the net deferred tax asset was valued at $17,861,777.

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

RESULTS OF OPERATIONS. FISCAL 2017 COMPARED TO FISCAL 2016

In fiscal 2017, we recognized net income of $23.7 million on revenues of $78.0 million, as compared to net income of $18.8 million on revenues of $73.4 million for fiscal 2016. This represents an increase in revenues of 6.4%. Patient fee revenue net of contractual allowances increased by 9.7%. Total costs and expenses increased by 0.1%. Our consolidated operating results improved by $4.5 million to an operating income of $19.1 million for fiscal 2017 as compared to operating income of $14.4 million for fiscal 2016.

Discussion of Operating Results of Medical Equipment Segment

Fiscal 2017 Compared to Fiscal 2016

Revenues attributable to our medical equipment segment increased by 4.0% to $11.2 million in fiscal 2017 from $10.8 million in fiscal 2016, with product sales revenues increasing by 23.1% from $1.3 million in fiscal 2016 to $1.6 million in fiscal 2017. Service revenue increased from $9.5 million in fiscal 2016 to $9.6 million in fiscal 2017.

The Upright® MRI is unique in that it permits MRI scans to be performed on patients upright in the weight-bearing state and in multiple positions that correlate with symptoms.

Product sales to unrelated parties increased by 23.1% in fiscal 2017 from $1.3 million in fiscal 2016 to $1.6 million in fiscal 2017. There were no product sales to related parties in fiscal 2017 or 2016.

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

The operating results for the medical equipment segment decreased from an operating loss of $1.9 million in fiscal 2016 to an operating loss of $2.3 million in fiscal 2017. The losses are attributable most significantly to the fact that costs increased by a greater amount than revenues.

We recognized revenues of $714,000 from the sale of our Upright® MRI scanners in fiscal 2017, while in fiscal 2016, we recognized revenues of $834,000 from the sale of Upright® MRI scanners.

Research and development expenses, decreased to $1.5 million in fiscal 2017 from $1.6 million in fiscal 2016. Our expenses for fiscal 2017 represented continued research and development of Fonar’s scanners, Fonar’s new hardware and software product, Sympulse® and new surface coils to be used with the Upright® MRI scanner.

Discussion of Operating Results of Physician and Diagnostic Services Management Segment.

Fiscal 2017 Compared to Fiscal 2016

FONAR CORPORATION AND SUBSIDIARIES

Revenues attributable to the Company's physician and diagnostic services management segment, HMCA, increased by 6.8% to $66.8 million in fiscal 2017 from $62.6 million in fiscal 2016. The increase in revenues was due to $1.8 million of patient fees (net of contractual allowances and discounts less provision for bad debts) from patient and third party payors recognized by four of the facilities in Florida. One of these locations added additional medical equipment which allowed it to increase volume coupled with an increase in management and other fees of $2.4 million.

Cost of revenues as a percentage of the related revenues for our physician and diagnostic services management segment decreased from $35.4 million or 56.6% of related revenues for the year ended June 30, 2016 to $34.1 million, or 51.0% of related revenues for the year ended June 30, 2017. The revenues increased more than the costs relating to these revenues.

Operating results of this segment increased from operating income of $16.3 million in fiscal 2016 to operating income of $21.4 million in fiscal 2017. We believe that our efforts to expand and improve the operation of our physician and diagnostic services management segment are directly responsible for the profitability of this segment and our company as a whole.

Discussion of Certain Consolidated Results of Operations

Fiscal 2017 Compared to Fiscal 2016

Interest and investment income decreased slightly in 2017 compared to 2016. We recognized interest income of $193,141 in 2017 as compared to $224,263 in fiscal 2016, representing a decrease of 13.9%.

Interest expense recovery of $28,299 was recognized in fiscal 2017, as compared to interest expense of $262,193 in fiscal 2016. This was due to additional principal payments being made to retire our debt.

While revenue increased by 6.4%, selling, general and administrative expenses increased by 4.8% to $19.4 million in fiscal 2017 from $18.5 million in fiscal 2016.

The compensatory element of stock issuances increased from approximately $2,006 in fiscal 2016 to $2,397,276 in fiscal 2017, reflecting a increase in Fonar’s use of its stock bonus plans.

The higher provision for bad debts of $477,577 in fiscal 2017, as compared to $202,000 in fiscal 2016, reflected an increase in reserves for certain indebtedness and some bad debt recoveries in fiscal 2017 by our physician and diagnostic services management segment. In addition in fiscal 2017, the Company recorded a provision for bad debts for patient fee revenue of $16.2 million for the MRI facilities in Florida which bill patients and third party payors directly. The three Florida sites managed by HMCA jointly and severally guaranteed the payment of their management fees to HMCA, further securing HMCA’s management fee receivables.

Revenue from service and repair fees increased from $9.5 million in fiscal 2016 to $9.6 million in fiscal 2017.

Continuing our tradition as the originator of MRI, we remain committed to maintaining our position as the leading innovator of the industry through investing in research and development. In fiscal 2017 we continued our investment in the development of our new MRI scanners, together with software and upgrades, with an investment of $1,480,670 in research and development, none of which was capitalized, as compared to $1,631,846, none of which was capitalized, in fiscal 2016. The research and development expenditures were approximately 13.2% of revenues attributable to our medical equipment segment and 1.9% of total revenues in 2017, and 15.1% of medical equipment segment revenues and 2.2% of total revenues in fiscal 2016. This represented a 9.3% decrease in research and development expenditures in fiscal 2017 as compared to fiscal 2016.

For the physician and diagnostic services management segment, HMCA, revenues increased, from $62.6 million in fiscal 2016 to $66.8 million in fiscal 2017. This is primarily attributable to an increase in patient scans resulting from our marketing efforts.

 FONAR CORPORATION AND SUBSIDIARIES

For the fiscal year 2017 the Company recorded an income tax benefit, net of $5.0 million compared with $4.3 million for 2016. The income tax benefits is attributable to the expected tax benefits associated with the projected realization and utilization of our net operating losses in future periods. The Company has recorded a deferred tax asset of $17.9 million as of June 30, 2017, primarily relating to the tax benefits from the net operating loss carry forwards available to offset future taxable income. The utilization of these tax benefits is dependent on the Company generating future taxable income. Although the Company is projecting to generate taxable income in future periods, they cannot accurately measure the full impact of the adoption of healthcare regulations, including the impact of continuing changes in MRI scanning reimbursement rates, which could materially impact operations. A partial valuation allowance will be maintained until evidence exists to support that it is no longer needed.

RESULTS OF OPERATIONS. FISCAL 2016 COMPARED TO FISCAL 2015

In fiscal 2016, we recognized net income of $18.8 million on revenues of $73.4 million, as compared to net income of $15.4 million on revenues of $69.1 million for fiscal 2015. Our consolidated operating results improved by $1,455,739 to an operating income of $14.4 million for fiscal 2016 as compared to an operating income of $12.9 million for fiscal 2015.

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

The operating results for the medical equipment segment decreased from income of $505,000 in fiscal 2015 to an operating loss of $1.9 million in fiscal 2016. This decrease was attributable most significantly to the fact that costs increased and the revenues decreased.

We recognized revenues of $834,000 from the sale of our Upright® MRI scanners in fiscal 2016, while in fiscal 2015, we recognized revenues of $1,662,000 from the sale of Upright® MRI scanners.

Research and development expenses, decreased to $1.6 million in fiscal 2016 from $1.8 million in fiscal 2015. Our research and development expenses represented continued research and development of our scanners, our new hardware and software product, Sympulse® and new surface coils to be used with the Upright® MRI scanner.

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

 FONAR CORPORATION AND SUBSIDIARIES

Discussion of Certain Consolidated Results of Operations

Fiscal 2016 Compared to Fiscal 2015

Interest and investment income decreased in 2016 compared to 2015. We recognized interest income of $224,263 in 2016 as compared to $225,270 in fiscal 2015, representing a decrease of 0.4%.

Interest expense of $262,193 was recognized in fiscal 2016, as compared to $702,095 in fiscal 2015, representing a decrease of 62.7%.

While revenue increased by 6.3%, selling, general and administrative expenses increased by 39.0% to $18.7 million in fiscal 2016 from $13.5 million in fiscal 2015.

The compensatory element of stock issuances decreased from approximately $53,200 in fiscal 2015 to $2,000 in fiscal 2016, reflecting a decrease in Fonar’s use of its stock bonus plans to pay employees and others.

The lower provision for bad debts of $202,000 in fiscal 2016 as compared to $2.5 million in fiscal 2015, reflected a decrease in reserves for certain indebtedness in fiscal 2016 by our physician and diagnostic services management segment. In addition in fiscal 2016, the Company recorded a provision for bad debts for patient fee revenue of $14.5 million for the four MRI facilities in Florida which bill patients and third party payors directly. The three Florida sites managed by HMCA jointly and severally guaranteed the payment of their management fees to HMCA, further securing HMCA’s management fee receivables.

For the fiscal year 2016 the Company recorded an income tax benefit of $4.3 million compared with $2.6 million for 2015. The income tax benefit is attributable to the income tax benefits associated with the increase in the deferred tax asset for the years then ended. The Company recorded a deferred tax asset of $13.0 million as of June 30, 2016 relating to the tax benefits resulting from the net operating loss carry forwards available to be offset in the future.

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

On March 23, 2010, President Obama signed into law healthcare reform legislation in the form of the Patient Protection and Affordable Care Act, or PPACA. Healthcare cost containment, reductions of Medicare and other payments, and increased regulation will present additional challenges for healthcare providers. We are unable to predict the full impact of PPACA, or the possible amendment or repeal and replacement of PPACA. It may, however, adversely affect the revenues or the profitability of either or both our medical equipment segment and physician and diagnostic services management segment.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, and cash equivalents increased by 18.9% from $8.5 million at June 30, 2016 to $10.1 million at June 30, 2017.

Cash provided by operating activities for fiscal 2017 approximated $16.8 million. Cash provided by operating activities was attributable to the net income of $23.7 million, depreciation and amortization of $3.5 million, which was offset by the deferred income tax benefit of $5.0 million and the increase in accounts, medical and management fee receivables of $5.9 million.

Cash used in investing activities for fiscal 2017 approximated $4.3 million. The use of cash from investing activities was attributable to purchases of property and equipment of $2.9 million, costs of acquisitions of $1.3 million, and costs of patents of $155,000.

Cash used by financing activities for fiscal 2017 approximated $10.9 million. The principal uses of cash in financing activities included the repayment of loans and capital lease obligations of $4.0 million, and distributions to non-controlling interests of $7.0 million.

Total liabilities decreased by 34.3% during fiscal 2017, from approximately $24.1 million at June 30, 2016 to approximately $15.9 million at June 30, 2017.

As at June 30, 2017, our obligations included approximately $4.6 million in various state sales taxes, inclusive of penalties and interest. The Company is in the process of negotiating settlements of these obligations.

At June 30, 2017, we had working capital of approximately $39.2 million as compared to working capital of $24.9 million at June 30, 2016, and stockholders’ equity of $82.9 million at June 30, 2017 as compared to stockholders’ equity of $60.8 million at June 30, 2016. For the year ended June 30, 2017, we realized a net income of $23.7 million.

FONAR CORPORATION AND SUBSIDIARIES

Our principal sources of liquidity are derived from revenues.

Our business plan includes a program for manufacturing and selling our Upright® MRI scanners. In addition, we are enhancing our revenue by participating in the physician and diagnostic services management business through our subsidiary, HMCA and have upgraded the facilities which it manages, most significantly by the replacement of the original MRI scanners with new Upright® MRI scanners. Presently, 25 of the 26 MRI facilities managed by HMCA, are equipped with Upright® MRI scanners. We have also intensified our marketing activities through the hiring of additional marketers for HMCA’s clients.

Our business plan also calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from our installed base of scanners were $9.5 million for the year ended June 30, 2016 and $9.6 million for the year ended June 30, 2017.

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

Capital expenditures for fiscal 2017 approximated $3.0 million. Capitalized patent costs were approximately $155,000. Purchases of property and equipment were approximately $2.9 million.

Fonar has not committed to making capital expenditures in the 2018 fiscal year, except for acquiring an additional scanner to place at the Tallahassee site and providing a new scanner to replace the scanner at the Miami site.

The Company believes that its business plan has been responsible for the past four consecutive fiscal years of profitability (fiscal 2017, fiscal 2016, fiscal 2015 and fiscal 2014) and that its capital resources will be adequate to support operations at current levels through June 30, 2018.

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

FONAR CORPORATION AND SUBSIDIARIES

ITEM 8.

FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	39

CONSOLIDATED BALANCE SHEETS
At June 30, 2017 and 2016	40

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended June 30, 2017, 2016 and 2015	43

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2017, 2016 and 2015	45

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2017, 2016 and 2015	48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders of

FONAR Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of income, stockholders’ equity and cash flows for the three years in the period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FONAR Corporation and Subsidiaries as of June 30, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FONAR Corporation and Subsidiaries’ internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and our report dated September 27, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Marcum LLP

Marcum LLP

New York, NY

September 27, 2017

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2017	2016
Current Assets:
Cash and cash equivalents	$10,139,621	$8,528,309
Accounts receivable – net of allowances for doubtful accounts of $190,244 and $284,279 at June 30, 2017 and 2016, respectively	4,321,760	4,370,155
Medical receivables –net of allowances for doubtful accounts of $19,853,318 and $17,451,782 at June 30, 2017 and 2016, respectively	11,744,704	10,126,397
Management and other fees receivable – net of allowances for doubtful accounts of $12,859,750 and $13,553,005 at June 30, 2017 and 2016, respectively	18,593,894	15,637,831
Management and other fees receivable – related party medical practices – net of allowances for doubtful accounts of $582,001 and $392,505 at June 30, 2017 and 2016, respectively	4,959,598	4,063,539
Costs and estimated earnings in excess of billings on uncompleted contracts	736,061	—
Inventories	1,624,262	2,074,300
Prepaid expenses and other current assets	1,293,806	759,042

Total Current Assets	53,413,706	45,559,573
Deferred income tax asset	17,861,777	13,042,360
Property and Equipment – Net	16,462,504	14,512,706
Goodwill	3,927,123	3,322,158
Other Intangible Assets – Net	6,644,504	7,719,358
Other Assets	452,952	731,451
Total Assets	$98,762,566	$84,887,606

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 LIABILITIES

	June 30,
	2017	2016
Current Liabilities:
Current portion of long-term debt and capital leases	$180,090	$2,447,693
Accounts payable	1,423,217	1,254,485
Other current liabilities	7,203,278	10,826,793
Unearned revenue on service contracts	4,641,534	4,678,914
Customer deposits	787,884	1,198,739
Billings in excess of costs and estimated earnings on uncompleted contracts	—	206,623
Total Current Liabilities	14,236,003	20,613,247
Long-Term Liabilities:
Deferred income tax liability	331,527	481,779
Due to related party medical practices	227,543	245,041
Long-term debt and capital leases, less current portion	336,761	2,059,236
Other liabilities	720,779	711,996
Total Long-Term Liabilities	1,616,610	3,498,052
Total Liabilities	15,852,613	24,111,299

Commitments, Contingencies and Other Matters

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

STOCKHOLDERS' EQUITY

	June 30,
	2017	2016
Stockholders' Equity:
Class A non-voting preferred stock $.0001 par value; 453,000 shares authorized at June 30, 2017 and 2016, 313,438 issued and outstanding at June 30, 2017 and 2016	$31	$31
Preferred stock $.001 par value; 567,000 shares authorized at June 30, 2017 and 2016, issued and outstanding – none	—	—
Common stock $.0001 par value; 8,500,000 shares authorized at June 30, 2017 and 2016, 6,299,154 and 6,062,809 issued at June 30, 2017 and 2016, respectively; 6,287,511 and 6,051,166 outstanding at June 30, 2017 and 2016, respectively	630	607
Class B convertible common stock (10 votes per share) $.0001 par value; 227,000 shares authorized at June 30, 2017 and 2016, 146 issued and outstanding at June 30, 2017 and 2016	—	—
Class C common stock (25 votes per share) $.0001 par value; 567,000 shares authorized at June 30, 2017 and 2016, 382,513 issued and outstanding at June 30, 2017 and 2016	38	38
Paid-in capital in excess of par value	179,131,780	173,702,335
Accumulated deficit	(101,003,389)	(120,624,010)
Notes receivable from employee stockholders	(16,546)	(23,879)
Treasury stock, at cost – 11,643 shares of common stock at June 30, 2017 and 2016	(675,390)	(675,390)
Total Fonar Corporation’s Stockholders’ Equity	77,437,154	52,379,732
Noncontrolling interests	5,472,799	8,396,575
Total Stockholders' Equity	82,909,953	60,776,307
Total Liabilities and Stockholders' Equity	$98,762,566	$84,887,606

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended June 30,
	2017	2016	2015
Revenues
Product sales – net	$1,572,148	$1,276,882	$1,820,979
Service and repair fees – net	9,537,040	9,396,736	9,549,316
Service and repair fees – related parties – net	110,000	110,000	110,000
Patient fee revenue, net of contractual allowances and discounts	36,400,600	32,985,809	28,153,598
Provision for bad debts for patient fee	(16,171,434)	(14,539,786)	(12,770,249)
Management and other fees – net	38,361,514	36,633,230	34,805,627
Management and other fees – related party medical practices – net	8,226,718	7,505,339	7,381,725
Total Revenues – Net	78,036,586	73,368,210	69,050,996
Costs and Expenses
Costs related to product sales	931,501	1,254,328	1,882,230
Costs related to service and repair fees	2,996,736	2,148,143	2,189,373
Costs related to service and repair fees – related parties	34,564	25,147	25,220
Costs related to patient fee revenue	8,987,673	9,418,935	7,939,524
Costs related to management and other fees	20,828,581	21,949,583	20,970,116
Costs related to management and other fees – related party medical practices	4,273,370	4,074,762	3,883,953
Research and development	1,480,670	1,631,846	1,812,398
Selling, general and administrative, inclusive of compensatory element of stock issuances of $2,397,276, $2,006 and $53,200 for the years ended June 30, 2017, 2016 and 2015, respectively	19,407,411	18,509,850	17,448,305
Total Costs and Expenses	58,940,506	59,012,594	56,151,119
Income from Operations	19,096,080	14,355,616	12,899,877
Other Income and (Expenses):
Interest expense	28,299	(262,193)	(702,095)
Investment income	193,141	224,263	225,270
Other (expense) income – net	(1,156)	190,560	394,810
Income before benefit for income taxes and noncontrolling interests	19,316,364	14,508,246	12,817,862
Benefit for Income Taxes	4,362,434	4,287,271	2,612,521
Net Income	$23,678,798	$18,795,517	$15,430,383
Net Income – Noncontrolling Interests	(4,058,177)	(3,070,892)	(2,519,732)
Net Income – Attributable to FONAR	$19,620,621	$15,724,625	$12,910,651

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

	For the Years Ended June 30,
	2017	2016	2015
Net Income Available to Common Stockholders	$18,390,586	$14,702,834	$12,071,670
Net Income Available to Class A Non-Voting Preferred Stockholders	$916,769	$761,561	$625,309
Net Income Available to Class Common Stockholders	$313,266	$260,230	$213,672
Basic Net Income Per Common Share Available to Common Stockholders	$2.98	$2.43	$2.00
Diluted Net Income Per Common Share Available to Common Stockholders	$2.92	$2.38	$1.95
Basic and Diluted Income Per Share – Class C Common	$0.82	$0.68	$0.56
Weighted Average Basic Shares Outstanding – Common Stockholders	6,161,599	6,050,893	6,050,632
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,289,103	6,178,397	6,178,136
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	382,513	382,513	382,513

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED JUNE 30, 2017, 2016 AND 2015

	Class A Non-Voting Preferred	Common Shares	Stock Amount	Class C Common Stock
Balance - June 30, 2014	$31	6,045,840	$606	$38
Net income	—	—	—	—
Stock issued to employees under stock bonus plans	—	5,000	1	—
Payments on notes receivable from employee stockholders	—	—	—	—
Issuance of stock for goods and services	—	—	—	—
Redemption of noncontrolling interests	—	—	—	—
Buyout of noncontrolling interests	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—
Balance - June 30, 2015	$31	6,050,840	$607	$38
Net income	—	—	—	—
Stock issued to employees under stock bonus plans	—	146	—	—
Payments on notes receivable from employee stockholders	—	—	—	—
Redemption of noncontrolling interests	—	—	—	—
Buyout of noncontrolling interests	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—
Stock option exercised	—	180	—	—
Balance - June 30, 2016	$31	6,051,166	$607	$38
Net income	—	—	—	—
Stock issued to employees under stock bonus plans	—	193,221	19	—
Payments on notes receivable from employee stockholders	—	—	—	—
Issuance of stock for acquistion	—	42,884	4	—
Distributions to noncontrolling interests	—	—	—	—
Stock option exercised	—	240	—	—
Balance - June 30, 2017	$31	6,287,511	$630	$38

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEAR ENDED JUNE 30, 2017, 2016 AND 2015

	Paid-in Capital in Excess of Par Value	Accumulated Deficit	Notes Receivable From Employee Stockholders
Balance - June 30, 2014	$175,284,437	$(149,259,286)	$(38,828)
Net income	—	12,910,651	—
Stock issued to employees under stock bonus plans	53,199	—	—
Payments on notes receivable from employee stockholders	—	—	7,333
Issuance of stock for goods and services	109,950	—	—
Redemption of noncontrolling interests	—	—	—
Buyout of noncontrolling interests	—		—
Distributions to noncontrolling interests	—	—	—
Balance - June 30, 2015	$175,447,586	$(136,348,635)	$(31,495)
Net income	—	15,724,625	—
Stock issued to employees under stock bonus plans	2,006	—	—
Payments on notes receivable from employee stockholders	—	—	7,616
Redemption of noncontrolling interests	—	—	—
Buyout of noncontrolling interests	(1,749,012)
Distributions to noncontrolling interests	—		—
Stock option exercised	1,755	—	—
Balance - June 30, 2016	$173,702,335	$(120,624,010)	$(23,879)
Net income	—	19,620,621	—
Stock issued to employees under stock bonus plans	4,636,559	—	—
Payments on notes receivable from employee stockholders	—	—	7,333
Issuance of stock for acquistion	791,206	—	—
Distributions to noncontrolling interests	—		—
Stock option exercised	1,680	—	—
Balance - June 30, 2017	$179,131,780	$(101,003,389)	$(16,546)

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

	Treasury Stock	Noncontrolling Interests	Total
Balance - June 30, 2014	$(675,390)	$20,594,984	$45,906,592
Net income	—	2,519,732	15,430,383
Stock issued to employees under stock bonus plans	—	—	53,200
Payments on notes receivable from employee stockholders	—	—	7,333
Issuance of stock for goods and services	—	—	109,950
Redemption of noncontrolling interests	—	(1,125,000)	(1,125,000)
Buyout of noncontrolling interests		(4,971,094)	(4,971,094)
Distributions to noncontrolling interests	—	(4,627,851)	(4,627,851)
Balance - June 30, 2015	$(675,390)	$12,390,771	$50,783,513
Net income	—	3,070,892	18,795,517
Stock issued to employees under stock bonus plans	—	—	2,006
Payments on notes receivable from employee stockholders	—	—	7,616
Redemption of noncontrolling interests	—	(1,155,988)	(2,905,000)
Distributions to noncontrolling interests		(5,909,100)	(5,909,100)
Stock option exercised	—	—	1,755

Balance - June 30, 2016	$(675,390)	$8,396,575	$60,776,307
Net income	—	4,058,177	23,678,798
Stock issued to employees under stock bonus plans	—	—	4,636,578
Payments on notes receivable from employee stockholders	—	—	7,333
Issuance of stock for acquistion	—	—	791,210
Distributions to noncontrolling interests		(6,981,953)	(6,981,953)
Stock option exercised	—	—	1,680
Balance - June 30, 2017	$(675,390)	$5,472,799	$82,909,953

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,678,798	$18,795,517	$15,430,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,533,564	3,297,289	3,544,470
Abandoned patents or software written off	—	88,796	413,589
Provision for bad debts	477,577	(201,949)	2,475,032
Deferred income tax benefit – net	(4,969,669)	(4,647,767)	(2,756,517)
Gain on acquisition	—	(192,999)	—
Compensatory element of stock issuances	2,397,276	2,006	53,200
Gain on extinguishment of debt	—	—	(394,797)
Stock issued for costs and expenses	2,239,302	—	109,950
Stock option exercised	1,680	1,755	—
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivables	(5,899,611)	(3,557,507)	(4,258,147)
Notes receivable	11,511	28,280	135,592
Costs and estimated earnings in excess of billings on uncompleted contracts	(736,061)	681,660	78,149
Inventories	450,038	117,549	251,687
Prepaid expenses and other current assets	(513,507)	72,718	67,192
Other assets	254,721	18,054	41,125
Increase (decrease) in operating liabilities, net:
Accounts payable	168,733	(527,957)	(699,555)
Other current liabilities	(3,660,895)	3,065,673	(1,041,214)
Customer advances	(410,855)	(739,074)	11,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(206,623)	64,406	—
Other liabilities	8,783	242,798	(190,561)
Due to related party medical practices	(17,498)	8,121	2,339
NET CASH PROVIDED BY OPERATING ACTIVITIES	16,807,264	16,617,369	13,272,917

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
CASH FLOWS FROM INVESTING ACTIVITIES:	2017	2016	2015
Purchases of property and equipment	(2,851,158)	(712,216)	(131,308)
Cost of acquisition	(1,312,769)	(4,223,567)	—
Cost of patents	(155,156)	(113,072)	(139,534)
NET CASH USED IN INVESTING ACTIVITIES	(4,319,083)	(5,048,855)	(270,842)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings and capital lease obligations	(3,990,078)	(3,682,519)	(2,788,401)
Repayment of notes receivable from employee stockholders	7,333	7,616	7,333
Distributions to noncontrolling interests	(6,981,953)	(5,909,100)	(4,627,851)
Redemption of noncontrolling interests	—	(2,905,000)	(1,125,000)
Proceeds received from acquisition -net	87,829	—	—
Buyout of noncontrolling interest	—	—	(4,971,094)
NET CASH USED IN FINANCING ACTIVITIES	(10,876,869)	(12,489,003)	(13,505,013)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,611,312	(920,489)	(502,938)
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	8,528,309	9,448,798	9,951,736
CASH AND CASH EQUIVALENTS – END OF YEAR	$10,139,621	$8,528,309	$9,448,798

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017, 2016 and 2015

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

JUNE 30, 2017, 2016 and 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Property and Equipment

Property and equipment procured in the normal course of business is stated at cost. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is being depreciated for financial accounting purposes using the straight-line method over their estimated useful lives. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenditures for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Maintenance and repair expenses totaled approximately $1,116,000, $1,113,000 and $1,200,000 for the years ended June 30, 2017, 2016 and 2015, respectively. The estimated useful lives in years are generally as follows:

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

JUNE 30, 2017, 2016 and 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017, 2016 and 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue from product sales (upgrades and supplies) is recognized upon shipment.

Revenue under management contracts is recognized based upon contractual agreements for management services rendered by the Company primarily under various long-term agreements with various medical providers (the "PCs"). As of June 30, 2017, the Company has twenty two management agreements of which three are with PC’s owned by Raymond V. Damadian, M.D., Chairman of the Board of FONAR (“the Related medical practices”) and nineteen are with PC’s, which are all located in the state of New York (“the New York PC’s”), owned by two unrelated radiologists. The contractual fees for services rendered to the PCs consists of fixed monthly fees per diagnostic imaging facility ranging from approximately $80,000 to $339,000. All fees are re-negotiable at the anniversary of the agreements and each year thereafter. Revenue under lease contracts is recognized based upon contractual agreements for the leasing of medical equipment primarily under long term contracts to various unrelated PC’s. All fees are re-negotiable at the anniversary of the agreements and each year thereafter.

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

The Company’s patient fee revenues, net of contractual allowances and discounts less the provision for bad debts for the years ended June 30, 2017, 2016 and 2015 are summarized in the following table.

	For the Year Ended June 30,
	2017	2016	2015
Commercial Insurance/ Managed Care	$4,904,892	$4,659,322	$4,398,589
Medicare/Medicaid	1,274,436	1,182,552	1,187,690
Workers' Compensation/Personal Injury	23,240,829	20,888,856	15,978,243
Other	6,980,443	6,255,079	6,589,076
Patient Fee Revenue, net of contractual allowances and discounts	36,400,600	32,985,809	28,153,598
Provision for Bad Debts	(16,171,434)	(14,539,786)	(12,770,249)
Net Patient Fee Revenue	$20,229,166	$18,446,023	$15,383,349

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017, 2016 and 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense approximated $531,000, $535,000 and $894,000 for the years ended June 30, 2017, 2016 and 2015, respectively.

Shipping Costs

The Company’s shipping and handling costs are included in revenue from product sales and the related expense included in costs related to product sales is $8,224, $11,077 and $9,293 for the years ended June 30, 2017, 2016 and 2015, respectively.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017, 2016 and 2015

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class Method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the years ended June 30, 2017, 2016 and 2015.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the years ended June 30, 2017, 2016 and 2015, diluted EPS for common shareholders includes 127,504 shares upon conversion of Class C Common.

	June 30, 2017
Basic	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$19,620,621	$18,390,586	$313,266
Denominator:
Weighted average shares outstanding	6,161,599	6,161,599	382,513
Basic income per common share	$3.18	$2.98	$0.82
Diluted
Denominator:
Weighted average shares outstanding		6,161,599	382,513
Class C Common Stock		127,504	—
Total Denominator for diluted earnings per share		6,289,103	382,513
Diluted income per common share		$2.92	$0.82

	June 30, 2016
Basic	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$15,724,625	$14,702,834	$260,230
Denominator:
Weighted average shares outstanding	6,050,893	6,050,893	382,513
Basic income per common share	$2.60	$2.43	$0.68
Diluted
Denominator:
Weighted average shares outstanding		6,050,893	382,513
Class C Common Stock		127,504	—
Total Denominator for diluted earnings per share		6,178,397	382,513
Diluted income per common share		$2.38	$0.68

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017, 2016 and 2015

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

Concentration of Credit Risk

Cash: The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits throughout the year. At June 30, 2017, the Company had cash on deposit of approximately $7,855,000 in excess of federally insured limits of $250,000.

Related Parties: Net revenues from related parties accounted for approximately 11%, 10% and 11% of the consolidated net revenues for the years ended June 30, 2017, 2016 and 2015, respectively. Net management fee receivables from the related party medical practices accounted for approximately 13%, 12% and 12% of the consolidated accounts receivable for the years ended June 30, 2017, 2016 and 2015, respectively.

See Note 3 regarding the Company’s concentrations in the healthcare industry.

Fair Value of Financial Instruments

The financial statements include various estimated fair value information at June 30, 2017 and 2016, as required by ASC topic 820, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying amount approximates fair value because of the short-term maturity of those instruments.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017, 2016 and 2015

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

JUNE 30, 2017, 2016 and 2015

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

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of June 30, 2017 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2017 or 2016, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

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

JUNE 30, 2017, 2016 and 2015

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 62%, 59% and 54%, respectively, of the PCs’ 2017, 2016 and 2015 net revenues were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related party medical practices accounted for approximately 11%, 10% and 11%, of the consolidated net revenues for the years ended June 30, 2017, 2016 and 2015, respectively.

Tallahassee Magnetic Resonance Imaging, PA, Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, PA (all related party medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement.

The following table sets forth the number of our facilities for the years ended June 30, 2017, 2016 and 2015.

	For The Year Ended June 30,
	2017	2016	2015
Total Facilities Owned or Managed (at Beginning of Year)	25	24	24
Facilities Added by:
Acquisition	1	1	—
Internal development	—	—	—
Managed Facilities Closed	—	—	—
Total Facilities Owned or Managed (at End of Year)	26	25	24

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017, 2016 and 2015

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS (Continued

Information relating to uncompleted contracts as of June 30, 2017 and 2016 is as follows:

	As of June 30,
	2017	2016
Costs incurred on uncompleted contracts	$1,030,675	$893,976
Estimated earnings	999,433	491,476
	2,030,108	1,385,452
Less: Billings to date	1,294,047	1,592,075
	$736,061	$(206,623)

Included in the accompanying consolidated balance sheets under the following captions:

	As of June 30,
	2017	2016
Costs and estimated earnings in excess of billings on uncompleted contracts	$736,061	$—
Less: Billings in excess of costs and estimated earnings on uncompleted contracts	—	206,623
	$736,061	$(206,623)

NOTE 5 – INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

	As of June 30,
	2017	2016
Purchased parts, components and supplies	$1,430,901	$1,862,605
Work-in-process	193,361	211,695
	$1,624,262	$2,074,300

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2017 and 2016, is comprised of:

	As of June 30,
	2017	2016
Diagnostic equipment under capital leases	$—	$620,307
Diagnostic equipment	22,356,565	19,213,472
Research, development and demonstration equipment	2,749,753	3,904,846
Machinery and equipment	2,069,055	2,069,055
Furniture and fixtures	3,000,316	2,949,824
Leasehold improvements	6,601,480	5,616,143
Building	939,614	939,614
	37,716,783	35,313,261
Less: Accumulated depreciation and amortization	21,254,279	20,800,555
	$16,462,504	$14,512,706

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017, 2016 and 2015

NOTE 6 - PROPERTY AND EQUIPMENT (Continued)

Depreciation and amortization of property and equipment for the years ended June 30, 2017, 2016 and 2015 was $2,303,554, $2,042,211 and $2,259,842, respectively.

During the year ended June 30, 2017, the Company has retired assets that were fully depreciated with a cost and accumulated depreciation basis of $1,849,409.

NOTE 7 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2017 and 2016 are comprised of:

	As of June 30,
	2017	2016
Capitalized software development costs	$7,004,847	$7,004,847
Patents and copyrights	4,726,977	4,571,821
Non-competition agreements	4,100,000	4,100,000
Customer relationships	3,800,000	3,800,000
	19,631,824	19,476,668
Less: Accumulated amortization	12,987,320	11,757,310
	$6,644,504	$7,719,358

Information related to the above intangible assets for the years ended June 30, 2017, 2016 and 2015 is as follows:

	As of June 30,
	2017	2016	2015
Balance – Beginning of Year	$7,719,358	$8,950,160	$10,508,843
Amounts capitalized	155,156	113,072	139,534
Software or patents written off	—	(88,796)	(413,589)
Amortization	(1,230,010)	(1,255,078)	(1,284,628)
Balance – End of Year	$6,644,504	$7,719,358	$8,950,160

Amortization of patents and copyrights for the years ended June 30, 2017, 2016 and 2015 amounted to $194,296, $187,553 and $183,272, respectively.

Amortization of capitalized software development costs for the years ended June 30, 2017, 2016 and 2015 was $260,000, $291,810 and $325,642, respectively.

Amortization of non-competition agreements for the years ended June 30, 2017, 2016 and 2015 amounted to $585,714, $585,714 and $585,714, respectively.

Amortization of customer relationships for the years ended June 30, 2017, 2016 and 2015 amounted to $190,000, $190,000 and $190,000, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017, 2016 and 2015

NOTE 7 - OTHER INTANGIBLE ASSETS (Continued)

The estimated amortization of other intangible assets for the five years ending June 30, 2022 and thereafter is as follows:

For the Years Ending June 30,	Total	Patents and Copyrights	Capitalized Software Development Costs	Non- competition	Customer Relationships
2018	$1,150,028	$200,981	$173,333	$585,714	$190,000
2019	982,782	207,068	—	585,714	190,000
2020	785,570	205,093	—	390,477	190,000
2021	395,600	205,600	—	—	190,000
2022	386,144	196,144	—	—	190,000
Thereafter	2,944,380	917,713	—	—	2,026,667
	$6,644,504	$1,932,599	$173,333	$1,561,905	$2,976,667

The weighted average amortization period for other intangible assets is 10.8 years and they have no expected residual value.

NOTE 8 - CAPITAL STOCK

Common Stock

Cash dividends payable on the common stock shall, in all cases, be on a per share basis, one hundred twenty percent (120%) of the cash dividend payable on shares of Class B common stock and three hundred sixty percent (360%) of the cash dividend payable on a share of Class C common stock.

Class B Common Stock

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. There were 146 of such shares outstanding at June 30, 2017, 2016 and 2015, respectively.

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

JUNE 30, 2017, 2016 and 2015

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

Stock Bonus Plans

On April 23, 2010, the Board approved the 2010 Stock Bonus Plan. The plan entitles the Company to reserve 2,000,000 shares of common stock. On August 10, 2010, the Company filed Form S-8 to register the 2,000,000 shares. As of June 30, 2017, 716,876 shares of common stock of FONAR were available for future grant under this plan. For the years ended June 30, 2017, 2016 and 2015, 193,461, 146 and 5,000 shares were issued, respectively.

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

JUNE 30, 2017, 2016 and 2015

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

Amount of each class of HDM members’ equity as of June 30, 2017, 2016 and 2015

	June 30, 2017		June 30, 2016		June 30, 2015
	Class A Members	Class B Member	Class A Members	Class B Member	Class A Members	Class B Member
Opening Members’ Equity	$8,396,575	$23,314,842	$10,752,169	$22,043,621	$17,659,698	$21,113,266
Share of Net Income	4,058,177	16,947,624	2,886,006	13,229,621	1,988,915	5,704,999
Buyout	—	—	—	—	(4,971,094)	—
Distributions	(6,981,953)	(12,273,484)	(5,241,600)	(11,958,400)	(3,925,350)	(4,774,644)
Ending Members’ Equity	$5,472,799	$27,988,982	$8,396,575	$23,314,842	$10,752,169	$22,043,621

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017, 2016 and 2015

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

Amount of each class of Imperial members’ equity as of June 30, 2016 and 2015

	June 30, 2016		June 30, 2015
	Class A Members	Class B Member	Class A Members	Class B Member
Opening Members’ Equity	$1,279,446	$15,000,446	$2,403,812	$11,079,317
Share of Net Income	—	—	405,634	3,921,129
Distributions	(202,500)	—	(405,000)	—
Buyout	48,054
Redemption	(1,125,000)	—	(1,125,000)	—
Ending Members’ Equity	$—	$15,000,446	$1,279,446	$15,000,446

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017, 2016 and 2015

NOTE 10 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following:

	2017	2016
Note payable requiring monthly payments of interest at a rate of 7% until May 2009 followed by 240 monthly payments of $4,472 through October 2026. The loan is collateralized by a building with a net book value of $550,002 as of June 30, 2017.	$365,406	$392,096
The revolving credit note was extended to September 2018. The Company can prepay the loan in whole or part in multiples of $100,000 at any time without penalty. The note bears interest at a rate of 4% per annum and is payable monthly. The loan is collateralized by substantially all of the Company’s assets. The loan also contains certain financial covenants that must be met on a periodic basis. The note was paid in full September 2, 2014. The Company still has the ability to draw down on the line.	—	—
The term loan is payable with interest only for 6 consecutive months commencing at the inception of the loan followed by 60 consecutive monthly installments, commencing October 1, 2013. The term loan bears interest at 4.75% per annum and is payable monthly. The loan is collateralized by substantially all of the Company’s assets. The loan also contains certain financial covenants that must be met on a periodic basis.	—	3,749,978
Note payable requiring 12 consecutive interest only payments commencing at the inception of the loan followed by 48 consecutive monthly payments, commencing May 1, 2014. The note bears interest at a rate of 4.75% per annum and is payable monthly. The loan is collateralized by substantially all of the Company’s assets. The loan also contains certain financial covenants that must be met on a periodic basis.	143,676	316,088
Other (including capital leases for property and equipment).	7,769	48,767
	516,851	4,506,929
Less: Current portion	180,090	2,447,693
	$336,761	$2,059,236

The maturities of long-term debt over the next five years and thereafter are as follows:

Years Ending June 30,
2018	$180,090
2019	30,746
2020	32,944
2021	35,416
2022	38,013
Thereafter	199,642
$516,851

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017, 2016 and 2015

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

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2013.

The Company has recorded a deferred tax asset of $17,861,777 and a deferred tax liability of $331,527 as of June 30, 2017, primarily relating to its net operating loss carryforwards of approximately $98,327,000 available to offset future taxable income through 2030. The net operating losses begin to expire in 2021 for federal tax purposes and in 2016 for state income tax purposes.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of year end, due to our ability to sustain profitable levels of income in the U.S. federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more than likely than not that such deferred taxes of $5.0 million are realizable. It therefore reduced the valuation allowance accordingly.

The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences become deductible or when such net operating losses can be utilized. The Company considers projected future taxable income, the regulatory environment of the industry, and tax planning strategies in making this assessment. At present, the Company believes that it is more likely than not that the benefits from certain NOL carryforwards, will not all be fully realized. In recognition of this inherent risk, a valuation allowance was established for the partial value of the deferred tax asset.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of the remainder of the valuation.

Components of the benefit for income taxes are as follows:

	Years Ended June 30,
	2017	2016	2015
Current:
Federal	$250,000	$360,496	$114,683
State	357,235	—	29,313
Federal deferred taxes	(4,552,702)	(4,368,901)	(2,353,124)
State deferred taxes	(416,967)	(278,866)	(403,393)
	$(4,362,434)	$(4,287,271)	$(2,612,521)

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017, 2016 and 2015

NOTE 11 - INCOME TAXES (Continued)

A reconciliation of the federal statutory income tax rate to the Company's effective tax rate as reported is as follows:

	Years Ended June 30,
	2017	2016	2015
Taxes at federal statutory rate	35.0%	35.0%	35.0%
State and local income taxes (benefit), net of federal benefit	4.0%	6.0%	6.0%
Permanent differences	0.1%	0.2%	0.2%
(Decrease) increase in the valuation allowance	(73.0)%	(89.8)%	(65.4)%
True ups	5.0%	(0.0)%	(3.2)%
Effective income tax rate	(28.9)%	(48.6)%	(27.4)%

As of June 30, 2017, the Company has net operating loss (“NOL”) carryforwards of approximately $98,327,000 that will be available to offset future taxable income. The utilization of certain of the NOLs is limited by separate return limitation year rules pursuant to Section 1502 of the Internal Revenue Code.

The Company has, for federal income tax purposes, research and development tax credit carryforwards aggregating $4,261,000. The Company also has $1,292,000 in alternative minimum tax credits.

In addition, for New York State income tax purposes, the Company has tax credit carryforwards aggregating approximately $1,121,000 which, are accounted for under the flow-through method. The tax credit was written off due to the remote possibility of realization.

Significant components of the Company's deferred tax assets and liabilities at June 30, 2017 and 2016 are as follows:

	June 30,
	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$6,255,976	$6,495,094
Non-deductible accruals	273,435	962,867
Net operating carryforwards	39,330,708	44,011,554
Tax credits	5,744,086	6,770,099
Inventory	130,430	105,250
Property and equipment and depreciation	298,426	—
	52,033,061	58,344,864
Valuation allowance	(34,171,284)	(45,302,504)
Total deferred tax assets	17,861,777	13,042,360
Intangibles	(331,527)	—
Capitalized software development costs	—	(481,779)
Total deferred tax liabilities	(331,527)	(481,779)
Net deferred tax asset	$17,530,250	$12,560,581

The valuation allowance for deferred tax assets decreased by approximately $11,131,000 during the year ended June 30, 2017 and decreased by approximately $10,123,000 during the year ended June 30, 2016.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017, 2016 and 2015

NOTE 12 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:

	June 30,
	2017	2016
Accrued salaries, commissions and payroll taxes	$1,138,545	$3,188,665
Accrued interest	45,479	45,479
Litigation accruals	145,029	545,029
Sales tax payable	2,282,042	2,402,448
Legal and other professional fees	295,570	384,810
Accounting fees	153,750	241,400
Self-funded health insurance reserve	92,397	392,178
Interest and penalty – sales tax	2,296,188	2,486,927
Other	754,278	1,139,857
	$7,203,278	$10,826,793

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases

The Company rents its operating facilities and certain equipment, pursuant to operating lease agreements expiring at various dates through November 2026. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

Future minimum operating lease commitments consisted of the following at June 30, 2017:

Year Ending June 30,	Facilities And Equipment (Operating Lease)
2018	$4,117,980
2019	3,321,761
2020	2,727,925
2021	2,288,233
2022	1,798,277
Thereafter	7,115,485
Total minimum obligations	$21,369,661

Rent expense for operating leases approximated $4,505,000, $4,222,000 and $4,266,000, for the years ended June 30, 2017, 2016 and 2015, respectively.

The Company received approval from the Suffolk County IDA on February 29, 2016 of a 50% property tax abatement, valued at $440,000, over a 10 year period commencing January 2017.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017, 2016 and 2015

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Employee Benefit Plans

The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were no employer contributions to the Plan for the years ended June 30, 2017, 2016 and 2015.

The stockholders of the Company approved the 2000 Employee Stock Purchase Plan (“ESPP”) at the Company’s annual stockholders’ meeting in April 2000. The ESPP provides for eligible employees to acquire common stock of the Company at a discount, not to exceed 15%. This plan has not been put into effect as of June 30, 2017.

Stipulation Agreements

The Company has entered into stipulation agreements with a number of its creditors that in the aggregate total $245,659, which is included in other current liabilities and other liabilities on the Company’s balance sheet as of June 30, 2017. The monthly payments total $15,859.

Litigation

The Company is subject to legal proceedings and claims arising from the ordinary course of its business, including personal injury, customer contract and employment claims. In the opinion of management, the aggregate liability, if any, with respect to such actions, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Matt Malek Madison v. Fonar Corporation, United States District Court, Northern District of California, was commenced by plaintiff on August 27, 2007 to recover a down payment for a scanner in the amount of $300,000, with interest. The plaintiff sought costs of suit and attorney’s fees as well. The Company answered the complaint and sued the plaintiff for breach of contract in the amount of $450,000. Although down payments are usually expressly non-refundable in the Company’s quotations and agreements, in this case, the quotation contemplated the sale of four scanners, and provided that the deposit would be refundable with interest, if the customer were unable to find suitable locations in the San Francisco Bay area. The issue was whether the customer made a good faith effort to find locations; the Company’s position was that the customer did not. The case went to trial before a judge; the parties submitted post-trial briefs, and judgment was awarded to the plaintiff. The Company appealed the trial court’s decision, but on January 31, 2012, the U.S. Court of Appeals for the 9th Circuit affirmed the lower court’s decision awarding the plaintiff the $300,000 deposit with prejudgment interest from July 1, 2006. The Company sought to have the Court of Appeals reconsider the decision en banc, (by all or a larger number of the judges on the Circuit Court of Appeals), but this was not granted. During October 2016, the Company settled with the plaintiff for $300,000.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017, 2016 and 2015

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. The Company has recorded tax obligations of approximately $2,282,000 plus interest and penalties of approximately $2,296,000. The Company is in the process of determining its regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $100,000 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of June 30, 2017 and 2016, the Company had approximately $92,000 and $392,000, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the consolidated balance sheets.

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

NOTE 14 - OTHER INCOME (EXPENSE)

Other (expense) income consists of:

	For the Years Ended June 30,
	2017	2016	2015
Gain on extinguishment of debt	$—	$—	$394,797
Other income (expense)	(1,156)	190,560	13
	$(1,156)	$190,560	$394,810

NOTE 15 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2017, 2016 and 2015, the Company paid $162,022, $356,106 and $516,385 for interest, respectively.

During the years ended June 30, 2017, 2016 and 2015, the Company paid $739,889, $360,496 and $143,996 for income taxes, respectively.

During the year ended June 30, 2017, the Company issued 106,600 shares of common stock for costs and expenses totaling $2,239,292.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017, 2016 and 2015

NOTE 16 – DUE TO RELATED PARTY MEDICAL PRACTICES

In June 2009, an entity owned by the Company’s Chairman of the Board, Tallahassee Scanning Services PA, sold its Upright® MRI scanning system to the Company for $550,000 in exchange for 35 monthly payments of $18,769 to be made over a three year period, commencing October 18, 2009 including interest at a rate of 10.41% per annum. The Company used this scanning system to fulfill a sales order with an unrelated customer. The unpaid balance of as of June 30, 2017 and 2016 was $134,880.

Other Related Party Transactions

The CEO and President of the Company is a minority owner of a billing company, which performs billing and collection services with respect to No-Fault and Workers’ Compensation claims of the Company’s clients. The monthly fee charged to the Company is $85,000. On June 1, 2017, the Company also entered into a one year renewable agreement to provide IT services to the billing company for a monthly fee of $23,884.

Bensonhurst MRI Limited Partnership, in which the CEO and President of the Company holds an interest, is party to an agreement with the Company for the service and maintenance of its Upright MRI Scanner for a price of $110,000 per annum.

A limited liability company of which the CEO and President of the Company is an owner also had a 1.375% interest in Yonkers Diagnostic Management, LLC, a 4.5% interest in Turnkey Services of New York, LLC and a 4.3% interest in TK2 Equipment Management, LLC. Entities in which the Executive Vice President and COO and his family had an interest had a 0.75% in Yonkers and a 5.9% in TK2 Equipment Management . The Company acquired these entities, or the portion thereof not already owned by the Company, through a series of merger transactions for $1,780,000 in the case of Yonkers, $1,147,715 in the case of Turnkey Services and $3,075,852 in the case of TK2 Equipment Management.

A company of which the CEO and President of the Company is an owner and a company in which the Executive Vice President and COO has an interest also hold a 1.7% and 2.8% interest, respectively, in Turnkey Management of Great Neck, LLC, an entity for which the Company performed management services. The Company acquired this through a merger transaction for $1,312,766.

A company in which the CEO and President of the Company is an owner, also had a 14.967% interest in Imperial’s Class A membership interests and has a 6.06% interest in Health Management Company of America’s Class A membership interests. A company in which the Executive Vice President and COO and his family have an interest, had a 12.917% interest in Imperial’s Class A membership interests and has a 2.5% interest in Health Management Company of America’s Class A membership interests. The Company repurchased Imperial’s outstanding Class A memberships on May 1, 2016. An entity of a son of the Company’s Chairman of the Board and CEO and President of the Company received $179,000 for its interests and the Executive Vice President and COO company received $105,000 for its interests.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017, 2016 and 2015

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Manufacturing and Servicing of Medical Equipment	Management of Diagnostic Imaging Centers	Totals
Fiscal 2017:
Net revenues from external customers	$11,219,188	$66,817,398	$78,036,586
Intersegment net revenues *	$1,200,000	$—	$1,200,000
(Loss) Income from operations	$(2,292,312)	$21,388,392	$19,096,080
Depreciation and amortization	$324,550	$3,209,014	$3,533,564
Compensatory element of stock issuances	$2,397,276	$—	$2,397,276
Total identifiable assets	$28,772,363	$69,658,676	$98,431,039
Capital expenditures	$212,983	$2,793,331	$3,006,314
Fiscal 2016:
Net revenues from external customers	$10,783,618	$62,584,592	$73,368,210
Intersegment net revenues *	$2,140,000	$—	$2,140,000
(Loss) Income from operations	$(1,979,497)	$16,335,113	$14,355,616
Depreciation and amortization	$320,843	$2,976,446	$3,297,289
Compensatory element of stock issuances	$2,006	$—	$2,006
Total identifiable assets	$28,241,501	$56,646,105	$84,887,606
Capital expenditures	$437,695	$387,593	$825,288
Fiscal 2015:
Net revenues from external customers	$11,480,295	$57,570,701	$69,050,996
Intersegment net revenues *	$2,005,000	$—	$2,005,000
Income from operations	$504,895	$12,394,982	$12,899,877
Depreciation and amortization	$306,183	$3,238,287	$3,544,470
Compensatory element of stock issuances	$53,200	$—	$53,200
Total identifiable assets	$18,997,142	$57,494,935	$76,492,077
Capital expenditures	$209,534	$61,308	$270,842

* Amounts eliminated in consolidation

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017, 2016 and 2015

NOTE 17 - SEGMENT AND RELATED INFORMATION (Continued)

Export Product Sales

The Company’s areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 55.9%, 19.6% and 74.2% of product sales revenues to third parties for the years ended June 30, 2017, 2016 and 2015, respectively.

The foreign product sales, as a percentage of product sales to unrelated parties, were made to customers in the following countries:

	For the Years Ended June 30,
	2017	2016	2015
United Arab Emirates	45.4%	-%	-%
Switzerland	—	—	2.2
Canada	—	0.3	0.1
England	4.8	18.5	—
Germany	—	.6	71.9
Puerto Rico	5.7	.2	—
	55.9%	19.6%	74.2%

Foreign Service and Repair Fees

The Company’s areas of service and repair are principally in the United States. The Company had foreign revenues of service and repair of medical equipment amounting to 4.6%, 5.8% and 7.4% of consolidated net service and repair fees for the years ended June 30, 2017, 2016 and 2015, respectively. Foreign service and repair fees, as a percentage of total service and repair fees, were provided principally to the following countries:

	For the Years Ended June 30,
	2017	2016	2015
Spain	-%	0.3%	1.0%
Puerto Rico	1.2	1.5	1.2
Switzerland	0.2	0.3	0.7
Germany	1.4	1.5	0.7
England	0.5	0.5	1.7
Holland	—	—	0.6
Canada	0.1	0.3	0.1
Greece	0.2	0.2	0.2
Australia	1.0	1.2	1.2
	4.6%	5.8%	7.4%

The Company does not have any material assets outside of the United States.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017, 2016 and 2015

NOTE 18 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following represents a summary of allowance for doubtful accounts for the years ended June 30, 2017, 2016 and 2015, respectively:

Description	Balance June 30, 2016	Additions (1)	Deductions	Balance June 30, 2017
Accounts receivable	$284,279		$94,035	$190,244
Management and other fees receivable	13,553,005	(104,424)	588,831	12,859,750
Management and other fees receivable - related medical practices	392,505	582,001	392,505	582,001
Medical receivables	17,451,782	16,171,434	13,769,898	19,853,318

Description	Balance June 30, 2015	Additions	Deductions	Balance June 30, 2016
Accounts receivables	$362,362		$78,083	$284,279
Management and other fees receivable	12,879,149	673,856	—	13,553,005
Management and other fees receivable - related medical practices	403,047		10,542	392,505
Medical receivables	15,459,156	14,539,786	12,547,160	17,451,782

Description	Balance June 30, 2014	Additions	Deductions	Balance June 30, 2015
Accounts receivables	$257,362	$105,000		$362,362
Management and other fees receivable	10,509,117	2,370,032		12,879,149
Management and other fees receivable - related medical practices	403,047			403,047
Medical receivables	14,032,067	12,770,249	11,343,160	15,459,156
Advance and notes to related parties	202,379		202,379

(1) Included in provision for bad debts.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017, 2016 and 2015

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

(000’s omitted, except per share data)

	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	Total
Total Revenues – Net	$18,734	$18,403	$20,008	$20,892	$78,037
Total Costs and Expenses	13,981	13,794	14,006	17,160	58,941
Net Income	4,500	4,934	7,122	7,123	23,679
Basic Net Income Per Common Share Available to Common Stockholders	$0.55	$0.64	$0.90	$0.89	$2.98
Diluted Net Income Per Common Share Available to Common Stockholders	$0.54	$0.63	$0.88	$0.87	$2.92

	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	Total
Total Revenues – Net	$17,611	$18,369	$18,619	$18,769	$73,368
Total Costs and Expenses	13,996	14,144	14,522	16,351	59,013
Net Income	3,465	4,104	3,881	7,346	18,796
Basic Net Income Per Common Share Available to Common Stockholders	$0.44	$0.54	$0.46	$0.99	$2.43
Diluted Net Income Per Common Share Available to Common Stockholders	$0.43	$0.53	$0.45	$0.97	$2.38

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017, 2016 and 2015

NOTE 20 – BUSINESS COMBINATIONS

Acquisitions

On June 15, 2017, the Company purchased 100% interest in Turnkey Equipment Management of Great Neck, LLC. The consideration and net assets acquired is as follows:

Cash Paid	$1,312,769
Security deposit	23,775
Total Consideration	1,336,544
Net assets at Fair Value	731,582
Goodwill	$604,962

On March 20, 2017, the Company purchased 100% interest in Radwell Leasing LLC and Radwell LLC. The net assets acquired and consideration is as follows:

Diagnostic Equipment	$544,375
Leasehold Improvements	126,237
Total Net Assets Acquired	$670,612

Stock issued as consideration	$791,210
Less cash received - Net	(120,598)
Total Consideration	$670,612

On June 30, 2016, the Company purchased 100% interest in TK2 Equipment Management, LLC and Turnkey Services of New York, LLC. The consideration and net assets acquired is as follows:

Cash Paid	$4,223,567
Net assets at Fair Value	2,861,507
Goodwill	$1,555,060

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017, 2016 and 2015

NOTE 20 – BUSINESS COMBINATIONS (Continued)

Pro forma Results

The following unaudited pro forma results of operations for the twelve months ended June 30, 2016 and 2015 assumes that the TK2 Equipment Management LLC and Turnkey Services of New York LLC acquisitions were made at the beginning of the year prior to acquisition. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future. The results of operations of Radwell Leasing LLC, Radwell LLC and Turnkey Equipment of Great Neck LLC were diminutive and did not affect the proforma results of operations.

	Year ended June 30, 2016	Year ended June 30, 2015
Total Revenues – Net	$73,368,210	$69,050,996
Net Income - Controlling Interests	$16,088,263	$13,175,717
Net Income Available to Common Stockholders	$15,042,842	$12,319,511
Net Income Available to Class A Non-Voting Preferred Stockholders	$779,173	$638,147
Net Income Available to Class C Common Stockholders	$266,248	$218,059
Basic Net Income Per Common Share Available to Common Stockholders	$2.49	$2.04
Diluted Net Income Per Common Share Available to Common Stockholders	$2.43	$1.99
Basic and Diluted Income Per Share - Common C	$0.70	$0.57
Weighted Average Basic Shares Outstanding	6,050,893	6,050,632
Weighted Average Diluted Shares Outstanding	6,178,397	6,178,136
Weighted Average Basic and Diluted Shares Outstanding - Class C Common	382,513	382,513

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013). Based on this evaluation, our management concluded that our internal control over financial reporting was effective at June 30, 2017.

Based on the COSO criteria, management concluded that our internal controls were effective to prevent material misstatements of the Company's annual or interim financial statements.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the

Board of Directors and Stockholders of

FONAR Corporation and Subsidiaries

We have audited FONAR Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

In our opinion, FONAR Corporation and Subsidiaries maintained, in all material aspects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of June 30, 2017 and 2016 and the related consolidated statements of income, stockholders’ equity, and cash flows for the three years in the period ended June 30, 2017 of the Company and our report dated September 27, 2017 expressed an unqualified opinion on those financial statements.

/s/ Marcum LLP

Marcum LLP

New York, NY

September 27, 2017

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

Raymond V. Damadian	81	Chairman of the Board of Directors, Director, Principal Financial Officer, Treasurer
Timothy R. Damadian	53	President, Chief Executive Officer
Luciano B. Bonanni	62	Executive Vice President and Chief Operating Officer
Claudette J.V. Chan	79	Director
Robert J. Janoff	90	Director
Charles N. O'Data	81	Director
Ronald G. Lehman	41	Director

 FONAR CORPORATION AND SUBSIDIARIES

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

 FONAR CORPORATION AND SUBSIDIARIES

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

I. SUMMARY COMPENSATION TABLE

Name and All Other Principal Position	Year	Salary ($)	Stock Awards ($)	All Other Compen- sation	Total Compensation
(a)	(b)	(c)	(d)	(e)	(f)
Timothy R. Damadian	2017	$0	$305,800	-	$305,800
President, Principal	2016	$0	-	-	$0
Executive Officer	2015	$0	-	-	$0

Raymond V. Damadian	2017	$158,983	$305,800	-	$464,783
Chairman of the Board,	2016	$89,657	-	-	$89,657
PFO	2015	$35,935	-	-	$35,935

Luciano Bonanni	2017	$149,378	$305,800	-	$455,178
Chief Operating Officer and	2016	$140,280	-	-	$140,280
Executive Vice President	2015	$144,921	-	-	$144,921

 FONAR CORPORATION AND SUBSIDIARIES

II. OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number Of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Exercise Expiration Date
	(a)	(b)	(c)
Timothy R. Damadian, President and Principal Executive Officer	0	0	N/A
Raymond V. Damadian, Chairman of the Board, Treasurer and Principal Financial Officer	0	0	N/A
Luciano Bonanni, Chief Operating Officer and Executive Vice President	0	0	N/A

III. DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Total ($)
Raymond V. Damadian	$0	$0
Claudette J.V. Chan	$20,160	$20,160
Robert J. Janoff	$20,000	$20,000
Charles N. O’Data	$20,000	$20,000
Ronald G. Lehman	$20,000	$20,000

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

Fonar adopted its 2010 Stock Bonus Plan, on June 28, 2010. This Plan permits Fonar to issue an aggregate of 2,000,000 shares of common stock of Fonar as bonus or compensation. As of June 30, 2017, 716,876 shares were available for issuance. The Company has approved the issuance of 106,600 shares under the Plan.

 FONAR CORPORATION AND SUBSIDIARIES

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number and percentage of shares of Fonar’s securities held by each director, by each person known by us to own in excess of five percent of Fonar’s voting securities and by all officers and directors as a group as of September 14, 2017.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Class
Raymond V. Damadian, M.D.
c/o Fonar Corporation, Melville, New York
Director and Treasurer
5% + Stockholder
Common Stock	129,702	2.06%
Class C Stock	382,447	99.98%
Class A Preferred	19,093	6.09%
Timothy R. Damadian,
President and Chief Executive Officer
Common Stock	38,000	*
Class A Preferred	800	*
Luciano B. Bonanni,
Executive Vice President
And Chief Operating Officer
Common Stock	28,500	*
Class A Preferred	1,285	*
Claudette Chan
Director and Secretary
Common Stock	106	*
Class A Preferred	32	*
Robert J. Janoff
Director
Common Stock	1,500	*
Class A Preferred	79	*
Charles N. O'Data
Director
Common Stock	528	*
Ronald G. Lehman
Director
Common Stock	950	*
All Officers and Directors
as a Group (7 persons)
Common Stock	198,052	3.15%
Class C Stock	382,447	99.98%
Class A Preferred	21,289	6.79%

___________________________

* Less than one percent

___________________________

1. Address provided for each beneficial owner owning more than five percent of the voting securities of Fonar.

 FONAR CORPORATION AND SUBSIDIARIES

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pursuant to HMCA’s management agreements with its clients, HMCA provides comprehensive non-medical management and administrative services, including billing and collection of accounts, payroll and accounts payable processing, office facilities, supplies and utilities. Under the management agreements, HMCA also provides service for the Fonar Upright® MRI scanners through Fonar. In total, as of September 13, 2017, 22 of our clients had management agreements with HMCA. Four sites in Florida are owned and operated directly by HMCA subsidiaries.

The fees charged under the management agreements are flat fees charged on a monthly basis. These fees ranged from $80,000 to $339,000 per month in fiscal 2017.

Dr. Raymond Damadian, the Chairman of the Board and principal stockholder of the Company, owns three of the imaging facilities in Florida managed by HMCA. The facilities owned by Dr. Damadian in Florida pay HMCA flat rate monthly fees ranging from $179,620 to $322,636 per month. These fees are renegotiable on an annual basis.

During the fiscal years ended June 30, 2017, June 30, 2016 and June 30, 2015, the net revenues received by HMCA from the imaging facilities owned by Dr. Damadian were approximately $8.2 million, $7.5 million and $7.4 million respectively.

Dr. Damadian owns a .75% interest in Health Management Company of America’s Class A membership interests. Dr. Damadian is also a Manager of Health Management Company of America.

Timothy Damadian, the President and Chief Executive Officer of Fonar, is one of the owners of a billing company, which performs billing and collection services for HMCA with respect to No-Fault and Workers’ Compensation claims of HMCA’s clients. The monthly fee charged to HMCA is $85,000. On June 1, 2017, the Company also entered into a one year renewable agreement to provide IT services to the billing company for a monthly fee of $23,884. Timothy Damadian is also a Manager of Health Management Company of America.

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

A company of which Timothy Damdian is an owner and a company in which Mr. Bonanni has an interest also held a 1.7% and 2.8% interest, respectively, in Turnkey Management of Great Neck, LLC, a company for which HMCA performed services. Turnkey Management of Great Neck, LLC was acquired by the Company through a merger transaction for $1,312,766.

Ronald Lehman, a Director of Fonar, holds a .0378% interest in Health Management Company of America’s Class A membership interests.

Claudette J.V. Chan, a Director and the Secretary of Fonar, owns a .0378% interest in Health Management Company of America’s Class A Membership interests.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Marcum LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2017 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2017 were $357,000.

The aggregate fees billed by Marcum LLP for the audit of our annual financial statements for the fiscal year ended June 30, 2016 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2016 were $387,000.

Audit Related Fees

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2017 or June 30, 2016 for services related to the Audit or review of our financial statements that are not included under the caption “Audit Fees”.

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2017 or June 30, 2016 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information.

Tax Fees

No fees were billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2017.

No fees billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2016.

All Other Fees

No fees were billed by Marcum LLP for any other services during the fiscal years ended June 30, 2017 and June 30, 2016.

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

Our audit committee believes that the provision by Marcum LLP of services in addition to audit services in fiscal 2017 and 2016 were compatible with maintaining their independence.

 FONAR CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a) FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements are included in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at June 30, 2017 and 2016.

Consolidated Statements of Income for the Years Ended June 30, 2017, 2016 and 2015.

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2017, 2016 and 2015.

Consolidated Statements of Cash Flows for the Years Ended June 30, 2017, 2016 and 2015.

Notes to Consolidated Financial Statements.

Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes to the financial statements.

b) REPORTS ON FORM 8-K

1. Registrant’s Report on Form 8-K containing the Company’s Earnings Report for Fiscal Year 2017, September 13, 2017. Commission File No. 0-10248.

2. Registrant’s Report on Form 8-K reporting the results of the election of directors and selection of auditors at the annual meeting of stockholders. June 9, 2017. Commission File No. 0-10248.

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

10.2 Stock Purchase Agreement, dated July 31, 1997, by and between U.S. Health Management Corporation, Raymond V. Damadian, M.D. MR Scanning Centers Management Company and Raymond V. Damadian, incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K, July 31, 1997, commission File No: 0-10248.

10.3 Merger Agreement and Supplemental Agreement dated June 17, 1997 and Letter of Amendment dated June 27, 1997 by and among U.S. Health Management Corporation and Affordable Diagnostics Inc. et al., incorporated by reference to Exhibit 2.1 to the Registrant's 8-K, June 30, 1997, Commission File No: 0-10248.

10.4 Stock Purchase Agreement dated March 20, 1998 by and among Health Management Corporation of America, Fonar Corporation, Giovanni Marciano, Glenn Muraca et al., incorporated by reference to Exhibit 2.1 to the Registrant's 8-K, March 20, 1998, Commission File No: 0-10248.

10.5 Stock Purchase Agreement dated August 20, 1998 by and among Health Management Corporation of America, Fonar Corporation, Stuart Blumberg and Steven Jonas, incorporated by reference to Exhibit 2 to the Registrant's 8-K, September 3, 1998, Commission File No. 0-10248.

10.6 2002 Incentive Stock Option Plan incorporated by reference to Exhibit 99.1 to the Registrant’s registration statement on Form S-8, Commission File No.: 333-96557.

10.7 Asset Purchase Agreement dated July 28, 2005 among Health Plus Management Services, L.L.C., Health Management Corporation of America, Dynamic Healthcare Management, Inc. and Fonar Corporation, incorporated by reference to Exhibit 2 to the Registrant’s Form 8-K, August 2, 2005, Commission File No. 0-10248.

10.8 Partnership Interest Purchase Agreement dated September 29, 2008 by and between Diagnostic Management, LLC and Raymond V. Damadian, M.D. MR Scanning Centers Management Company, incorporated by reference to Exhibit 10.35 to Form 10-K for the fiscal year ended June 30, 2008. Commission File No. 0-10248.

10.9 2010 Stock Bonus Plan, incorporated by reference to Exhibit 99.1 to the Registrant’s registration statement on Form S-8, Commission File No. 333-168771.

10.10 Operating Agreement for Imperial Management Services, LLC, incorporated by reference to Exhibit 10.37 to Form 10-K for the fiscal year ended June 30, 2011. Commission File No. 0-10248.

10.11 Operating Agreement for Health Diagnostics Management, LLC, incorporated by reference to Exhibit 10.38 to Form 10-K for the fiscal year ended June 30, 2013. Commission File No. 0-10248.

10.12 Modification to Operating Agreement for Health Diagnostics Management, LLC. See Exhibits.

10.13 Purchase Agreement dated March 5, 2013 among Health Diagnostics Management, LLC, Health Diagnostics, LLC and others. Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 11, 2013. Commission File No. 0-10248.

14.1 Code of Ethics, incorporated by reference to Exhibit 14.1 of Registrant’s Form 10-K for the fiscal year ended June 30, 2004, Commission File No.: 0-10248.

21.1 Subsidiaries of the Registrant. See Exhibits.

23.1  Independent Registered Public Accounting Firm’s Report. See Exhibits.

31.1 Section 302 Certification. See Exhibits.

32.1 Section 906 Certification. See Exhibits.

 FONAR CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FONAR CORPORATION

Dated: September 27, 2017

By: /s/Timothy R. Damadian

Timothy R. Damadian, President and Principal Executive Officer

By:/s/Raymond V. Damadian

Raymond V. Damadian,

Principal Financial Officer, Chairman of

the Board and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Raymond V. Damadian Raymond V. Damadian	Chairman of the Board of Directors, Director, Principal Financial Officer, Treasurer	September 27, 2017
/s/Claudette J.V. Chan Claudette J.V. Chan	Director	September 27, 2017
Robert J. Janoff	Director	September 27, 2017
/s/ Charles N. O'Data Charles N. O'Data	Director	September 27, 2017
. Ronald G. Lehman	Director	September 27, 2017