Form 10-Q
period 2017-09-30
FONAR CORP
filed 2017-11-09
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2017

Commission file number 0-10248

FONAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	11-2464137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
110 Marcus Drive Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (631) 694-2929

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files. YES _X_ NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of accelerated filer, large accelerated filer or smaller reporting company in Rule 12b-2 of the Exchange Act.(Check one): Large accelerated filer___ Accelerated filer _X_ Non-accelerated filer___ Smaller reporting company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  YES ___ NO _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at November 6, 2017
Common Stock, par value $.0001	6,287,511
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	September 30, 2017	June 30, 2017 *
Current Assets:
Cash and cash equivalents	$11,339	$10,140
Accounts receivable – net	4,514	4,322
Accounts receivable - related party	90	—
Medical receivable – net	11,848	11,745
Management and other fees receivable - net	19,572	18,594
Management and other fees receivable – related medical practices – net	5,058	4,959
Inventories	1,688	1,624
Costs and estimated earnings in excess of billings on uncompleted contracts	736	736
Prepaid expenses and other current assets	1,229	1,294
Total Current Assets	56,074	53,414
Deferred income tax asset	17,862	17,862
Property and equipment – net	16,478	16,462
Goodwill	3,985	3,927
Other intangible assets – net	6,365	6,645
Other assets	458	453
Total Assets	$101,222	$98,763

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2017	June 30, 2017 *
Current Liabilities:
Current portion of long-term debt and capital leases	$138	$180
Accounts payable	1,606	1,423
Other current liabilities	6,646	7,203
Unearned revenue on service contracts	4,654	4,642
Unearned revenue on service contracts – related party	83	—
Customer deposits	737	788
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—
Total Current Liabilities	13,864	14,236
Long-Term Liabilities:
Deferred income tax liability	332	332
Due to related medical practices	227	227
Long-term debt and capital leases, less current portion	329	337
Other liabilities	696	721
Total Long-Term Liabilities	1,584	1,617
Total Liabilities	15,448	15,853

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (Continued)

STOCKHOLDERS' EQUITY:	September 30, 2017	June 30, 2017 *
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at September 30, 2017 and June 30, 2017, 313 issued and outstanding at September 30, 2017 and June 30, 2017	$—	$—
Preferred stock $.001 par value; 567 shares authorized at September 30, 2017 and June 30, 2017, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at September 30, 2017 and June 30, 2017, 6,299 issued at September 30, 2017 and June 30, 2017, 6,288 outstanding at September 30, 2017 and June 30, 2017	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at September 30, 2017 and June 30, 2017; .146 issued and outstanding at September 30, 2017 and June 30, 2017	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at September 30, 2017 and June 30, 2017, 383 issued and outstanding at September 30, 2017 and June 30, 2017	—	—
Paid-in capital in excess of par value	179,131	179,131
Accumulated deficit	(97,283)	(101,003)
Notes receivable from employee stockholders	(15)	(17)
Treasury stock, at cost - 12 shares of common stock at September 30, 2017 and June 30, 2017	(675)	(675)
Total Fonar Corporation Stockholder Equity	81,159	77,437
Noncontrolling interests	4,615	5,473
Total Stockholders' Equity	85,774	82,910
Total Liabilities and Stockholders' Equity	$101,222	$98,763

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
REVENUES	2017	2016
Product sales – net	$162	$242
Service and repair fees – net	2,264	2,351
Service and repair fees - related parties – net	28	28
Patient fee revenue, net of contractual allowances and discounts	8,653	8,823
Provision for bad debts for patient fee	(3,750)	(3,878)
Management and other fees – net	9,771	9,261
Management and other fees - related medical practices – net	2,206	1,907
Total Revenues – Net	19,334	18,734
COSTS AND EXPENSES
Costs related to product sales	143	213
Costs related to service and repair fees	780	655
Costs related to service and repair fees - related parties	9	8
Costs related to patient fee revenue	2,479	2,414
Costs related to management and other fees	5,558	5,261
Costs related to management and other fees – related medical practices	1,150	953
Research and development	349	412
Selling, general and administrative	4,081	4,065
Total Costs and Expenses	14,549	13,981
Income From Operations	4,785	4,753
Interest Expense	(43)	(98)
Investment Income	46	48
Other Expense	(2)	(3)
Income Before Provision for Income Taxes and Noncontrolling Interests	4,786	4,700
Provision for Income Taxes	(185)	(200)
Net Income	4,601	4,500
Net Income - Noncontrolling Interests	(882)	(929)
Net Income - Controlling Interests	$3,719	$3,571
Net Income Available to Common Stockholders	$3,486	$3,343
Net Income Available to Class A Non-Voting Preferred Stockholders	$174	$170
Net Income Available to Class C Common Stockholders	$59	$58
Basic Net Income Per Common Share Available to Common Stockholders	$0.55	$0.55
Diluted Net Income Per Common Share Available to Common Stockholders	$0.54	$0.54
Basic and Diluted Income Per Share – Class C Common	$0.16	$0.15
Weighted Average Basic Shares Outstanding – Common Stockholders	6,287	6,105
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,415	6,233
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$4,601	$4,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	959	856
Provision for bad debts	(164)	(161)
Compensatory element of stock issuances	—	7
Stock issued for costs and expenses	—	2,239
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivable(s)	(1,297)	(1,675)
Notes receivable	—	12
Costs and estimated earnings in excess of billings on uncompleted contracts	—	—
Inventories	(64)	(140)
Prepaid expenses and other current assets	65	26
Other assets	(5)	(63)
Increase (decrease) in operating liabilities, net:
Accounts payable	183	50
Other current liabilities	(462)	(2,218)
Customer deposits	(51)	(132)
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(30)
Other liabilities	(25)	92
Due to related medical practices	—	(9)
Net cash provided by operating activities	3,740	3,354
Cash Flows from Investing Activities:
Purchases of property and equipment	(665)	(599)
Cost of patents	(30)	(43)
Net cash used in investing activities	(695)	(642)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(50)	(1,410)
Additional acquisition costs	(58)	—
Distributions to noncontrolling interests	(1,740)	(1,837)
Repayment of notes receivable from employee stockholders	2	1
Net cash used in financing activities	(1,846)	(3,246)
Net (Decrease) Increase in Cash and Cash Equivalents	1,199	(534)
Cash and Cash Equivalents - Beginning of Period	10,140	8,528
Cash and Cash Equivalents - End of Period	$11,339	$7,994

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 27, 2017 for the fiscal year ended June 30, 2017.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the if converted method in calculating diluted income per share for the three months ended September 30, 2017 and 2016.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three months ended September 30, 2017 and 2016, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

	Three months ended September 30, 2017			Three months ended September 30, 2016
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$3,719	$3,486	$59	$3,571	$3,343	$58
Denominator:
Weighted average shares outstanding	6,287	6,287	383	6,105	6,105	383
Basic income per common share	$0.59	$0.55	$0.16	$0.58	$0.55	$0.15
Diluted
Denominator: Weighted average shares outstanding		6,287	383		6,105	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,415	383		6,233	383
Diluted income per common share		$0.54	$0.16		$0.54	$0.15

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our consolidated condensed financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. We are evaluating the impact of adopting this guidance on our consolidated condensed financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update includes provisions intended to simplify various aspects of accounting for share-based compensation. ASU No. 2016-09 will take effect for public companies for the annual periods beginning after December 15, 2016. The Company has adopted ASU No. 2016-09. Our adoption of ASU No. 2016-09 did not have an impact on our condensed consolidated financial statements.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. It is effective for annual reporting periods beginning after December 15, 2016. The Company has adopted ASU 2015-11. Our adoption of ASU 2015-11 did not have an impact on our condensed consolidated financial statements

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of June 30, 2017 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2017 or 2016, and it does not believe that any of those pronouncements will have a significant impact on our consolidated condensed financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported consolidated net income for any periods presented.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Accounts Receivable, Medical Receivable and Management and Other Fees Receivable

Receivables, net is comprised of the following September 30, 2017, and June 30, 2017:

	September 30, 2017
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,704	$190	$4,514
Accounts receivable - related party	$90	—	$90
Medical receivable	$31,980	$20,132	$11,848
Management and other fees receivable	$31,888	$12,316	$19,572
Management and other fees receivable from related medical practices ("PC’s")	$6,018	$960	$5,058

	June 30, 2017
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,512	$190	$4,322
Accounts receivable - related party	$—	—	$—
Medical receivable	$31,598	$19,853	$11,745
Management and other fees receivable	$31,454	$12,860	$18,594
Management and other fees receivable from related medical practices ("PC’s")	$5,541	$582	$4,959

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

SEPTEMBER 30, 2017 and 2016

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 66% and 64% of the PCs’ net revenues for the three months ended September 30, 2017 and 2016, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 11.4% and 10.2% of the consolidated net revenues for the three months ended September 30, 2017 and 2016, respectively.

Tallahassee Magnetic Resonance Imaging, PA, Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, PA (all related medical practices) operate under a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement. Additional Company managed entities also operate under a guaranty agreement, pursuant to which management fees are payable to the Company.

The Company’s patient fee revenue, net of contractual allowances and discounts less the provision for bad debts for the three months ended September 30, 2017 and 2016 are summarized in the following table.

	For the Three Months Ended September 30,
	2017	2016
Commercial Insurance/ Managed Care	$1,198	$1,264
Medicare/Medicaid	272	300
Workers' Compensation/Personal Injury	5,578	5,680
Other	1,605	1,579
Patient Fee Revenue, net of contractual allowances and discounts	8,653	8,823
Provision for Bad Debts	(3,750)	(3,878)
Net Patient Fee for Revenue	$4,903	$4,945

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2017	June 30, 2017
Purchased parts, components and supplies	$1,429	$1,431
Work-in-process	259	193
TOTAL INVENTORIES	$1,688	$1,624

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information relating to uncompleted contracts is as follows:

	September 30, 2017	June 30, 2017
Costs incurred on uncompleted contracts	$1,031	$1,031
Estimated earnings	999	999
Subtotal	2,030	2,030
Less: Billings to date	1,294	1,294
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$736	$736

Included in the accompanying condensed consolidated balance sheets under the following captions:

	September 30, 2017	June 30, 2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$736	$736
Less: Billings in excess of costs and estimated earnings on uncompleted contracts	—	—
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$736	736

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2017	June 30, 2017
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	4,756	4,727
Non-compete	4,100	4,100
Customer relationships	3,800	3,800
Gross Other intangible assets	19,661	19,632
Less: Accumulated amortization	13,296	12,987
Other Intangible Assets	$6,365	$6,645

 Amortization of patents and copyrights for the three months ended September 30, 2017and 2016 amounted to $50 and $47, respectively.

Amortization of capitalized software development costs for the three months ended September 30, 2017 and 2016 amounted to $65 and $65, respectively.

Amortization of non-compete for the three months ended September 30, 2017 and 2016 amounted to $146 and $146, respectively.

Amortization of customer relationships for the three months ended September 30, 2017 and 2016 amounted to $48 and $48, respectively.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2017	June 30, 2017
Accrued salaries, commissions and payroll taxes	$ 964	$ 1,139
Accrued interest	45	45
Litigation accruals	145	145
Sales tax payable	2,322	2,282
Legal and other professional fees	297	296
Accounting fees	54	154
Self-funded health insurance reserve	-	92
Interest and penalty - sales tax	2,229	2,296
Other	590	754
Other Current Liabilities	$ 6,646	$ 7,203

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 8 – BUSINESS COMBINATIONS

Acquisitions

On June 15, 2017, the Company purchased 100% interest in Turnkey Equipment Management of Great Neck, LLC. The consideration and net assets acquired is as follows:

Cash Paid	$1,313
Security deposit	24
Total Consideration	1,337
Net assets at Fair Value	732
Goodwill	$605

On March 20, 2017, the Company purchased 100% interest in Radwell Leasing LLC and Radwell LLC. The net assets acquired and consideration is as follows:

Diagnostic Equipment	$544
Leasehold Improvements	126
Total Net Assets Acquired	$670

Stock issued as consideration	$791

Less cash received - net	(121)
Total Consideration	$670

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

SEPTEMBER 30, 2017 and 2016

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Medical Equipment	Management Of Diagnostic Imaging Centers	Totals
For the three months ended Sept. 30, 2017
Net revenues from external customers	$2,454	$16,880	$19,334
Inter-segment net revenues	$219	$—	$219
(Loss) Income from operations	$(197)	$4,982	$4,785
Depreciation and amortization	$82	$877	$959
Capital expenditures	$44	$650	$694
For the three months ended Sept. 30, 2016
Net revenues from external customers	$2,621	$16,113	$18,734
Inter-segment net revenues	$381	$—	$381
(Loss) Income from operations	$(147)	$4,900	$4,753
Depreciation and amortization	$80	$776	$856
Capital expenditures	$43	$599	$642

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2017 and September 30, 2016, the Company paid $10 and $67 for interest, respectively.

During the three months ended September 30, 2017 and September 30, 2016, the Company paid $185 and $200 for income taxes, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017 and 2016

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

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2017.

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of September 30, 2017, the Company has recorded tax obligations of approximately $2,321 plus interest and penalties of approximately $2,229. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $100 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of September 30, 2017 and June 30, 2017, the Company had approximately $0 and $92, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

SEPTEMBER 30, 2017 and 2016

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

The Company recorded a deferred tax asset of $17,862 and a deferred tax liability of $332 as of September 30, 2017, primarily relating to net operating loss carryforwards of approximately $98,327 available to offset future taxable income through 2030. The net operating losses begin to expire in 2021 for federal tax purposes and in 2016 for state income tax purposes.

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

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to September 30, 2017 and through the date the condensed consolidated financial statements were issued.

 FONAR CORPORATION AND SUBSIDIARIES

Item 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the three month period ended September 30, 2017, we reported a net income of $4.6 million on revenues of $19.3 million as compared to net income of $4.5 million on revenues of $18.7 million for the three month period ended September 30, 2016. Operating income remained constant at $4.8 million for the three month periods ended September 30, 2016 and September 30, 2017.

The revenue increase of 3.2%, from $18.7 million for the first three months of fiscal 2017 to $19.3 million for the first three months of fiscal 2018, was primarily due to an increases in net management fees of $809,000, from $11.2 million for the first three months of fiscal 2017 to $12.0 million for the first three months of fiscal 2018. Revenues from product sales decreased from the first three months of fiscal 2017 to the first three months of fiscal 2018, by $80,000 from $242,000 for the first three months of fiscal 2017 to $162,000 for the first three months of fiscal 2018.

While our revenues increased, our costs and expenses also increased, resulting in our operating income remaining constant at $4.8 million for the three months ended September 30, 2017 and September 30, 2016. In terms of percentages, costs and expenses increased 4.1% from $13.9 million for the first three months of fiscal 2017 to $14.5 million for the first three months of fiscal 2018, while revenues increased 3.2%, from $18.7 million for the first three months of fiscal 2017 to $19.3 million for the first three months of fiscal 2018.

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

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales decreased to $162,000 for the first three months of fiscal 2018 from $242,000 for the first three months of fiscal 2017. Costs related to product sales also decreased, from $213,000 for the three month period ended September 30, 2016 to $143,000 for the three month period ended September 30, 2017. Management believes this decrease in sales revenues although positive, more likely reflects the volatility resulting from low sales volume. Continuing tight credit and economic uncertainty, together with lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g. multi positional scanning).

Service revenues decreased 3.7% from $2.4 million for the three month period ended September 30, 2016 to $2.3 million for the three month period ended September 30, 2017. Continuing lower sales volumes have been a factor ultimately contributing to the small decrease in service revenues, as the number of older scanners being taken out of service has been greater than the number of new scanners being placed under service agreements following the expiration of their warranties.

Costs relating to providing service increased by 19.0% from $663,000 in the first three months of fiscal 2017 to $789,000 in the first three months of fiscal 2018. We have been able to control our service costs, however, because of our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis, and to detect and repair any irregularities before more serious problems result.

There were approximately $102,000 in foreign revenues for the first three months of fiscal 2018 as compared to approximately $194,000 in foreign revenues for the first three months of fiscal 2017, representing an decrease in foreign revenues of 47.4%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

Revenues for the medical equipment segment as a whole decreased by 6.4% to $2.5 million for the three months of fiscal 2018 from $2.6 million for the first three months of fiscal 2017. Operating results for our medical equipment segment increased to an operating loss of $197,000 for the first three months of fiscal 2018 as compared to an operating loss of $147,000 for the first three months of fiscal 2017.

Diagnostic Facilities Management Services

HMCA revenues increased in the first three months of fiscal 2018 by 4.8% to $16.9 million from $16.1 million for the first three months of fiscal 2017. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment increased slightly to 87.3% for the first three months of fiscal 2018, from 86.0% for the first three months of fiscal 2017.

FONAR CORPORATION AND SUBSIDIARIES

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

As a result of our vigorous marketing efforts, the number of scans performed at our centers and at our client’s centers increased from 39,725 in the first three months of fiscal 2017 to 41,765 in the first three months of fiscal 2018.

We manage twenty-six sites, twenty-four of which are equipped with Fonar Upright® MRI scanners (our Upright® MRI Scanners are also called Stand-Up® MRI Scanners). HMCA experienced an operating income of $5.0 million for the first three months of fiscal 2018 compared to operating income of $4.9 million for the first three months of fiscal 2017.

HMCA’s cost of revenues for the first three months of fiscal 2018 as compared to the first three months of fiscal 2017 increased by 6.5% from $8.6 million to $9.2 million as a result of primarily the addition of a new site.

Consolidated

For the first three months of fiscal 2018, our consolidated net revenues increased by 3.2% to $19.3 million from $18.7 million for the first three months of fiscal 2017, and total costs and expenses increased by 4.1% to $14.5 million from $13.9 million for the first three months of fiscal 2018 and for the first three months of fiscal 2017 respectively. As a result, our operating income remained constant at $4.8 million in the first three months of fiscal 2018 and the first three months of fiscal 2017.

Selling, general and administrative expenses also remained constant at $4.1 million in the first three months of fiscal 2018 and fiscal 2017. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, remained constant at $0 for the first three months of fiscal 2018 and 2017.

Research and development expenses decreased by 15.3% to $349,000 for the first three months of fiscal 2018 from $412,000 for the first three months of fiscal 2017.

Interest expense in the first three months of fiscal 2018 decreased by 56.1% to $43,000 from $98,000 in the first three months of fiscal 2017. The decrease was due to the repayment of debt.

Inventories increased to $1.7 million at September 30, 2017 from $1.6 million at June 30, 2017.

Net management fee and medical receivables increased by 3.3% to $36.5 million at September 30, 2017 from $35.3 million at June 30, 2017 as a result of slower collections. The slower collections were primarily due to an increase in no-fault and workers’ compensation revenue, which typically takes longer to collect and the additional of the new site which was opened in April 2017.

The results of operations for the first three months of fiscal 2018 reflect an increase in revenues from management, patient and other fees, as compared to the first three months of fiscal 2017 ($16.9 million for the first three months of fiscal 2018 as compared to $16.1 million for the first three months of fiscal 2017), and a decrease in MRI equipment segment revenues ($2.5 million as compared to $2.6 million). Revenues were 12.7% from the MRI equipment segment as compared to 87.3% from HMCA, for the first three months of fiscal 2018, as compared to 14.0% from the MRI equipment segment and 86% from HMCA for the first three months of fiscal 2017.

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

Liquidity and Capital Resources

Cash and cash equivalents increased by 11.8% from $10.1 million at June 30, 2017 to $11.3 million at September 30, 2017.

Cash provided by operating activities for the first three months of fiscal 2018 was $3.7 million. Cash provided by operating activities was attributable principally to net income of $4.6 million and depreciation and amortization of $959,000, offset by an increase in accounts, management fee receivables and medical receivables of $1.3 million and a decrease in other current liabilities of $463,000.

Cash used in investing activities for the first three months of fiscal 2018 was $694,000. The principal uses of cash used in investing activities during the first three months of fiscal 2018 consisted of patent costs of $30,000 and the purchase of property and equipment of $665,000.

Cash used in financing activities for the first three months of fiscal 2018 was $1.8 million. The principal uses of cash in financing activities during the first three months of fiscal 2018 were the repayment of principal on long-term debt and capital lease obligations of $50,000 and distributions to non-controlling interests of $1.7 million.

Total liabilities decreased by 2.6% to $15.4 million at September 30, 2017 from $15.9 million at June 30, 2017. “Other” current liabilities decreased by 7.7% to $6.6 million at September 30, 2017 from $7.2 million at June 30, 2017. Long-term debt and capital lease obligations decreased from $337,000 to $329,000. The current portion of our unearned revenue on service contracts increased from $4.6 million to $4.7 million. Customer deposits decreased from $788,000 at June 30, 2017 to $737,000 at September 30, 2017 as a result of reduced sales.

As of September 30, 2017, the total of $6.6 million in “other” current liabilities included accrued salaries and payroll taxes of $964,000, and sales taxes of $2.3 million plus accrued interest and penalties of $2.2 million.

Our working capital increased to $42.2 million at September 30, 2017 from $39.2 million at June 30, 2017. This resulted from an increase in current assets ($53.4 million at June 30, 2017 as compared to $56.1 million at September 30, 2017), and a decrease in current liabilities from $14.2 million at June 30, 2017 to $13.9 million at September 30, 2017.

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

Fonar has not committed to making any significant capital expenditures for the remainder of the 2018 fiscal year with the exception of putting in an additional scanner in an existing Florida site.

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

The Company believes that its business plan has been responsible for the past five consecutive fiscal years and past fiscal quarter of profitability (fiscal 2012, fiscal 2013, fiscal 2014, fiscal 2015, fiscal 2016, 2017 and the first three months of fiscal 2018) and that its capital resources will be adequate to support operations at current levels through at least September 30, 2018. In the past, the Company experienced periods of working capital deficits and prior to fiscal 2011, losses. The future effects on our business of healthcare legislation, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, reimbursement rates and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2017, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 FONAR CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2017.

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

9. Possible changes in Florida Insurance Law. A bill has been introduced into the Florida legislature, whose goal is to eliminate the no-fault system and the requirement that motorists carry personal injury protection, commonly referred to a “PIP”. Currently, drivers and passengers get card damages and PIP, paid for up to $10,000, no matter who is at fault in an accident. Drivers have to pay an additional cost to insurance companies to pay for bodily injuries, which covers them if they are at fault. While PIP is required, coverage for bodily injury is not. The insurance industry is pushing to scrap PIP and instead mandate all motorists to carry coverage that includes a minimum of $25,000 bodily injury if they are at fault. Eliminating PIP would mean that the 410,000 drivers now get paid toward medical costs through their insurers might not be there for them to pay for injured drivers. Importantly, payments would be reduced by approximately 60% due to claims being paid at commercial rates instead of at the presently prevailing PIP fee schedule. This would negatively impact our seven diagnostic imaging facilities (both those we own and those we manage) with more unpaid bills, lower reimbursement rates and elongated waiting times.

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

Dated: November 9, 2017