Form 10-Q
period 2017-12-31
FONAR CORP
filed 2018-02-13
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at January 31, 2018
Common Stock, par value $.0001	6,287,511
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	December 31, 2017	June 30, 2017 *
Cash and cash equivalents	$14,194	$10,140
Accounts receivable – net	4,222	4,322
Accounts receivable - related party	60	—
Medical receivable – net	12,480	11,745
Management and other fees receivable – net	20,268	18,594
Management and other fees receivable – related medical practices – net	5,222	4,959
Inventories	1,696	1,624

Costs and estimated earnings in excess of billings on uncompleted contracts	736	736
Prepaid expenses and other current assets	1,368	1,294
Total Current Assets	60,246	53,414
Deferred income tax asset	17,287	17,862
Property and equipment - net	16,986	16,462
Goodwill	3,985	3,927
Other intangible assets - net	6,076	6,645
Other assets	603	453
Total Assets	$105,183	$98,763

 *Condensed from audited financial statements.

 See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2017	June 30, 2017 *
Current Liabilities:
Current portion of long-term debt and capital leases	$95	$180
Accounts payable	1,365	1,423
Other current liabilities	6,662	7,203
Unearned revenue on service contracts	4,520	4,642
Unearned revenue on service contracts - related party	55	—
Customer advances	898	788
Total Current Liabilities	13,595	14,236
Long-Term Liabilities:
Deferred income tax liability	332	332
Due to related medical practices	227	227
Long-term debt and capital leases, less current portion	323	337
Other liabilities	711	721
Total Long-Term Liabilities	1,593	1,617
Total Liabilities	15,188	15,853

*Condensed from audited financial statements.

 See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	December 31, 2017	June 30, 2017 *
STOCKHOLDERS' EQUITY:
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at December 31, 2017 and June 30, 2017, 313 issued and outstanding at December 31, 2017 and June 30, 2017	$—	$—
Preferred stock $.001 par value; 567 shares authorized at December 31, 2017 and June 30, 2017, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at December 31, 2017 and June 30, 2017, 6,299 issued at December 31, 2017 and June 30, 2017; 6,288 outstanding at December 31, 2017 and June 30, 2017	1	1
Class B Common Stock (10 votes per share) $ .0001 par value; 227 shares authorized at December 31, 2017 and June 30, 2017, .146 issued and outstanding at December 31, 2017 and June 30, 2017	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at December 31, 2017 and June 30, 2017, 383 issued and outstanding at December 31, 2017 and June 30, 2017	—	—
Paid-in capital in excess of par value	179,131	179,131
Accumulated deficit	(93,095)	(101,003)
Notes receivable from employee stockholders	(13)	(17)
Treasury stock, at cost - 12 shares of common stock at December 31, 2017 and June 30, 2017	(675)	(675)
Total Fonar Corporation Stockholder Equity	85,349	77,437
Non controlling interests	4,646	5,473
Total Stockholders' Equity	89,995	82,910
Total Liabilities and Stockholders' Equity	$105,183	$98,763

*Condensed from audited financial statements.

 See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
REVENUES	2017	2016
Product sales – net	$276	$93
Service and repair fees – net	2,352	2,356
Service and repair fees – related parties - net	28	28
Patient fee revenue, net of contractual allowances and discounts	9,537	8,657
Provision for bad debts and bad debt expense for patient fee	(4,571)	(4,002)
Management and other fees – net	10,340	9,364
Management and other fees – related medical practices – net	2,206	1,907
Total Revenues – Net	20,168	18,403
COSTS AND EXPENSES
Costs related to product sales	246	(34)
Costs related to service and repair fees	753	683
Costs related to service and repair fees – related parties	9	8
Costs related to patient fee revenue	2,570	2,323
Costs related to management and other fees	5,826	5,257
Costs related to management and other fees – related medical practices	1,261	1,127
Research and development	407	361
Selling, general and administrative	3,286	4,069
Total Costs and Expenses	14,358	13,794
Income From Operations	5,810	4,609
Interest Expense	(48)	(77)
Investment Income	58	49
Other Expense	(5)	—
Income Before (Provision)/Benefit for Income Taxes and Non Controlling Interests	5,815	4,581
(Provision)/Benefit for Income Taxes	(575)	353
Net Income	5,240	4,934
Net Income - Non Controlling Interests	(1,051)	(692)
Net Income - Controlling Interests	$4,189	$4,242
Net Income Available to Common Stockholders	$3,926	$3,971
Net Income Available to Class A Non-Voting Preferred Stockholders	$196	$202
Net Income Available to Class C Common Stockholders	$67	$69
Basic Net Income Per Common Share Available to Common Stockholders	$0.62	$0.64
Diluted Net Income Per Common Share Available to Common Stockholders	$0.61	$0.63
Basic and Diluted Income Per Share-Class C Common	$0.17	$0.18
Weighted Average Basis Shares Outstanding-Common Stockholders	6,287	6,158
Weighted Average Diluted Shares Outstanding-Common Stockholders	6,415	6,286
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2017	2016
REVENUES
Product sales – net	$439	$335
Service and repair fees – net	4,616	4,708
Service and repair fees – related parties - net	55	55
Patient fee revenue, net of contractual allowances and discounts	18,190	17,481
Provision for bad debts and bad debt expense for patient fee	(8,321)	(7,880)
Management and other fees – net	20,111	18,625
Management and other fees – related medical practices – net	4,412	3,814
Total Revenues – Net	39,502	37,138
COSTS AND EXPENSES
Costs related to product sales	389	179
Costs related to service and repair fees	1,533	1,339
Costs related to service and repair fees – related parties	18	16
Costs related to patient fee revenue	5,049	4,737
Costs related to management and other fees	11,384	10,518
Costs related to management and other fees – related medical practices	2,411	2,080
Research and development	755	773
Selling, general and administrative	7,367	8,135
Total Costs and Expenses	28,906	27,777
Income From Operations	10,596	9,361
Interest Expense	(92)	(174)
Investment Income	104	97
Other Expense	(7)	(3)
Income Before (Provision)/Benefit for Income Taxes and Non Controlling Interests	10,601	9,281
(Provision)/Benefit for Income Taxes	(760)	153
Net Income	9,841	9,434
Net Income - Non Controlling Interests	(1,933)	(1,622)
Net Income - Controlling Interests	$7,908	$7,812
Net Income Available to Common Stockholders	$7,413	$7,313
Net Income Available to Class A Non-Voting Preferred Stockholders	$369	$372
Net Income Available to Class C Common Stockholders	$126	$127
Basic Net Income Per Common Share Available to Common Stockholders	$1.18	$1.19
Diluted Net Income Per Common Share Available to Common Stockholders	$1.16	$1.17
Basic and Diluted Income Per Share-Class C Common	$0.33	$0.33
Weighted Average Basic Shares Outstanding-Common Stockholders	6,287	6,131
Weighted Average Diluted Shares Outstanding-Common Stockholders	6,415	6,259
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$9,841	$9,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,957	1,719
Deferred income tax provision/(benefit) – net	575	(800)
Provision for bad debts	(1,140)	(194)
Stock issued for costs and expenses	—	2,239
Compensatory element of stock issuances	—	27
Stock option exercised	—	2
(Increase) decrease in operating assets, net:
Accounts, medical receivable and management fee(s)	(1,492)	(2,701)
Notes receivable	—	12
Inventories	(71)	(661)
Prepaid expenses and other current assets	(74)	(178)
Other assets	(150)	172
Increase (decrease) in operating liabilities, net:
Accounts payable	(58)	216
Other current liabilities	(608)	(2,590)
Customer advances	110	(163)
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(30)
Other liabilities	(10)	170
Due to related medical practices	—	(17)
Net cash provided by operating activities	8,880	6,657
Cash Flows from Investing Activities:
Purchases of property and equipment	(1,862)	(1,507)
Cost of patents	(51)	(96)
Net cash used in investing activities	(1,913)	(1,603)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(99)	(2,422)
Additional acquisition costs	(58)	—
Distributions to non controlling interests	(2,760)	(3,472)
Repayment of notes receivable from employee stockholders	4	4
Net cash used in financing activities	(2,913)	(5,890)
Net Increase (Decrease) in Cash and Cash Equivalents	4,054	(836)
Cash and Cash Equivalents – Beginning of Period	10,140	8,528
Cash and Cash Equivalents - End of Period	$14,194	$7,692

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 27, 2017 for the fiscal year ended June 30, 2017.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share

Basic earnings per share (“EPS”) is computed based on weighted average number of shares common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the three and six months ended December 31, 2017 and December 31, 2016.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and six months ended December 31, 2017 and December 31, 2016, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

	Three months ended December 31, 2017			Three months ended December 31, 2016
Basic	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$4,189	$3,926	$67	$4,242	$3,971	$69
Denominator:
Weighted average shares outstanding	6,287	6,287	383	6,158	6,158	383
Basic income per common share	$0.67	$0.62	$0.17	$0.69	$0.64	$0.18
Diluted
Denominator:
Weighted average shares outstanding		6,287	383		6,158	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,415	383		6,286	383
Diluted income per common share		$0.61	$0.17		$0.63	$0.18

	Six months ended December 31, 2017			Six months ended December 31, 2016
Basic	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$7,908	$7,413	$126	$7,812	$7,313	$127
Denominator:
Weighted average shares outstanding	6,287	6,287	383	6,131	6,131	383
Basic income per common share	$1.26	$1.18	$0.33	$1.27	$1.19	$0.33
Diluted
Denominator:
Weighted average shares outstanding		6,287	383		6,131	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,415	383		6,259	383
Diluted income per common share		$1.16	$0.33		$1.17	$0.33

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. We are evaluating the impact of adopting this guidance on our condensed consolidated financial statements.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. It is effective for annual reporting periods beginning after December 15, 2016. The Company has adopted ASU 2015-11. Our adoption of ASU 2015-11 did not have an impact on our condensed consolidated financial statements.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of December 31, 2017 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2018 or 2017, and it does not believe that any of those pronouncements will have a significant impact on our condensed consolidated financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifcations did not have any effect on reported consolidated net income for any periods presented.

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at December 31, 2017:

	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,412	$190	$4,222
Accounts receivable - related party	$60	—	$60
Medical receivable	$33,506	$21,026	$12,480
Management and other fees receivable	$31,335	$11,067	$20,268
Management and other fees receivable from related medical practices ("PC’s")	$6,457	$1,235	$5,222

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Receivables, net is comprised of the following at June 30, 2017:

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

DECEMBER 31, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 65% and 62% of the PCs’ net revenues for the three months ended December 31, 2017 and 2016, respectively, were derived from no-fault and personal injury protection claims. Approximately 66% and 63% of the PCs’ net revenues for the six months ended December 31, 2017 and 2016, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 10.9% and 10.4% of the consolidated net revenues for the three months ended December 31, 2017 and 2016, respectively. Net revenues from management and other fees charged to the related PCs accounted for approximately 11.2% and 10.3% of the consolidated net revenues for the six months ended December 31, 2017 and 2016, respectively.

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

The Company’s patient fee revenue, net of contractual allowances and discounts less the provision for bad debts for the three and six months ended December 31, 2017 and 2016 are summarized in the following tables.

	For the Three Months Ended December 31,
	2017	2016
Commercial Insurance/ Managed Care	$1,017	$1,158
Medicare/Medicaid	293	299
Workers' Compensation/Personal Injury	6,530	5,404
Other	1,697	1,796
Patient Fee Revenue, net of contractual allowances and discounts	9,537	8,657
Provision for Bad Debts and bad debt expense	(4,571)	(4,002)
Net Patient Fee for Revenue	$4,966	$4,655

	For the Six Months Ended December 31,
	2017	2016
Commercial Insurance/ Managed Care	$2,215	$2,422
Medicare/Medicaid	565	599
Workers' Compensation/Personal Injury	12,108	11,084
Other	3,302	3,376
Patient Fee Revenue, net of contractual allowances and discounts	18,190	17,481
Provision for Bad Debts and bad debt expense	(8,321)	(7,880)
Net Patient Fee for Revenue	$9,869	$9,601

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

	December 31, 2017	June 30, 2017
Purchased parts, components and supplies	$1,466	$1,431
Work-in-process	230	193
Total Inventories	$1,696	$1,624

NOTE 5 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information relating to uncompleted contracts is as follows:

	December 31, 2017	June 30, 2017
Costs incurred on uncompleted contracts	$1,031	$1,031
Estimated earnings	999	999
Subtotal	2,030	2,030
Less: Billings to date	1,294	1,294
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$736	$736

Included in the accompanying condensed consolidated balance sheets under the following captions:

	December 31, 2017	June 30, 2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$736	$736
Less: Billings in excess of costs and estimated earnings on uncompleted contracts	—	—
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$736	$736

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheet consist of the following:

	December 31, 2017	June 30, 2017
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	4,778	4,727
Non-compete	4,100	4,100
Customer relationships	3,800	3,800
Gross Other intangible assets	19,683	19,632
Less: Accumulated amortization	13,607	12,987
Other Intangible Assets – net	$6,076	$6,645

Amortization of patents and copyrights for the three months ended December 31, 2017 and 2016 amounted to $52 and $49, respectively.

Amortization of capitalized software development costs for the three months ended December 31, 2017 and 2016 amounted to $65 and $65, respectively.

Amortization of non-compete for the three months ended December 31, 2017 and 2016 amounted to $147 and $147, respectively.

Amortization of customer relationships for the three months ended December 31, 2017 and 2016 amounted to $47 and $47, respectively.

Amortization of patents and copyrights for the six months ended December 31, 2017 and 2016 amounted to $102 and $96, respectively.

Amortization of capitalized software development costs for the six months ended December 31, 2017 and 2016 amounted to $130 and $130 respectively.

Amortization of non-compete for the six months ended December 31, 2017 and 2016 amounted to $293 and $293, respectively.

Amortization of customer relationships for the six months ended December 31, 2017 and 2016 amounted to $95 and $95, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

	December 31, 2017	June 30, 2017
Accrued salaries, commissions and payroll taxes	$1,320	$1,139
Accrued interest	45	45
Litigation accruals	145	145
Sales tax payable	2,330	2,282
Legal and other professional fees	114	296
Accounting fees	65	154
Self-funded health insurance reserve	—	92
Interest and penalty - sales tax	2,163	2,296
Other	480	754
Total Other Current Liabilities	$6,662	$7,203

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

DECEMBER 31, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 8 – BUSINESS COMBINATIONS (CONTINUED)

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Medical Equipment	Management Of Diagnostic Imaging Centers	Totals
For the three months ended December 31, 2017
Net revenues from external customers	$2,656	$17,512	$20,168
Inter-segment net revenues	$227	$—	$227
Income from operations	$164	$5,646	$5,810
Depreciation and amortization	$84	$914	$998
Capital expenditures	$135	$1,033	$1,168

For the three months ended December 31, 2016
Net revenues from external customers	$2,477	$15,926	$18,403
Inter-segment net revenues	$382	$—	$382
Income from operations	$89	$4,520	$4,609
Depreciation and amortization	$81	$782	$863
Capital expenditures	$53	$908	$961

For the six months ended December 31, 2017
Net revenues from external customers	$5,110	$34,392	$39,502
Inter-segment net revenues	$446	$—	$446
(Loss) income from operations	$(33)	$10,629	$10,596
Depreciation and amortization	$166	$1,791	$1,957
Capital expenditures	$179	$1,683	$1,862

For the six months ended December 31, 2016
Net revenues from external customers	$5,098	$32,040	$37,138
Inter-segment net revenues	$763	$—	$763
Income from operations	$(58)	$9,419	$9,361
Depreciation and amortization	$161	$1,558	$1,719
Capital expenditures	$96	$1,507	$1,603

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 10– SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended December 31, 2017 and December 31, 2016, the Company paid $25 and $119 for interest, respectively.

During the six months ended December 31, 2017 and December 31, 2016, the Company paid $185 and $740 for income taxes, respectively.

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

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2017 and our form 10-Q for the first quarter of fiscal 2018.

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of December 31, 2017, the Company has recorded tax obligations of approximately $2,330 plus interest and penalties of approximately $2,163. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $100 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2017 and June 30, 2017, the Company had approximately $0 and $92, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

DECEMBER 31, 2017 and 2016

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

The Company’s effective income tax rate is based on expected income, statutory rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, the Company estimates the annual income tax rate based on projected taxable income for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate. The Company refines the estimates of the year’s taxable income on a periodic basis as new information becomes available, including actual year-to-date financial results. This continual estimation process often results in a change to the expected effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected income tax rate. Significant judgment is required in determining the effective tax rate and in evaluating tax positions.

The Tax Cuts and Jobs Act was signed into law on December 22, 2017 and makes numerous changes to the Internal Revenue Code. Among other changes, the Act reduces the US corporate income tax rate to 21% effective January 1, 2018. Because the Act became effective mid-way through the Company’s tax year, the Company will have a US statutory income tax rate of 27.7% for the fiscal 2018 and will have a 21% statutory income tax rate for fiscal years thereafter.

Under ASC740, Accounting for Income Taxes, the enactment of the Tax Act also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation in enacted. The Company’s gross deferred tax assets and liabilities will be revalued from 35% to 21% with a corresponding offset to the valuation allowance and any potential other taxes arising due to the Tax Act will result in reductions to its net operating loss carryforward and valuation allowance. Deferred tax assets of approximately $46.2 million will be revalued to approximately $30.2 million with an approximated corresponding decrease to the Company’s valuation allowance. The Company will continue to analyze the Tax Act to assess the full effects on its financial results, including disclosures, for our fiscal year ending June 30, 2018.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 12 - INCOME TAXES (CONTINUED)

The Company recorded a deferred tax asset of $17,287 and a deferred tax liability of $332 as of December 31, 2017, primarily relating to net operating loss carryforwards of approximately $99,019 available to offset future taxable income through 2030. The net operating losses begin to expire in 2021 for federal tax purposes and in 2017 for state income tax purposes.

During the three and six months ended December 31, the Company recorded a net decrease in its deferred tax asset of $575 for 2017 and a net increase $800 for 2016, in its condensed consolidated balance sheets. During the three months ended December 31, the Company recorded a net provision of $575 for 2017 and a net benefit of $353 ($800 benefit offset by a $447 provision) for 2016, in its condensed consolidated statements of income. During the six months ended December 31, 2017 the Company recorded a net provision of $760 and a net benefit of $153($800 benefit offset by a $647 provision) for 2016, in its consolidated statements of income.

As of each reporting date management considers new evidence, both positive and negative that could effect its view of future realization of deferred tax assets. Due to the ability to sustain profitable levels of income on the U.S. Federal tax jurisdiction, management determined that there is sufficient positive evidence to conclude that it is more likely than not, that such deferred taxes are realizable.

The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income and tax planning strategies and the regulatory environment in making this assessment. At present, the Company believes that it is more-likely-than-not that the tax benefits from certain NOL carryforwards will not be fully realized. In recognition of this inherent risk, a valuation allowance is maintained as a reduction of the gross deferred tax assets that is not expected to be utilized.

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of the remainder of the valuation. Should the Company continue to remain profitable in future periods and the risks of the regulatory environment are minimized, with supportable trends, the valuation allowance will be reversed accordingly.

NOTE 13- SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to December 31, 2017 and through the date the condensed consolidated financial statements were issued.

 FONAR CORPORATION AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the six month period ended December 31, 2017, we reported a net income of $9.8 million on revenues of $39.5 million as compared to net income of $9.4 million on revenues of $37.1 million for the six month period ended December 31, 2016. Operating income increased from $9.4 million for the six month period ended December 31, 2016 to $10.6 million for the six month period ended December 31, 2017.

For the three month period ended December 31, 2017, we reported net income of $5.2 million on revenues of $20.2 million as compared to net income of $4.9 million on revenues of $18.4 million for the three month period ended December 31, 2016.

The revenue increase of 6.4%, from $37.1 million for the first six months of fiscal 2017 to $39.5 million for the first six months of fiscal 2018, was primarily due to an increases in net management fees of $2.1 million, from $22.4 million for the first six months of fiscal 2017 to $24.5 million for the first six months of fiscal 2018. Revenues from product sales and service and repair fees remained constant for the first six months of fiscal 2017 and for the first six months of fiscal 2018 at $5.1 million.

While our revenues increased, our costs and expenses increased at a smaller amount , resulting in our operating income increasing to $10.6 million for the six months ended December 31, 2017 as compared to $9.4 million for the six months ended December 31, 2016. In terms of percentages, costs and expenses increased 4.1% from $27.8 million for the first six months of fiscal 2017 to $28.9 million for the first six months of fiscal 2018, while revenues increased 6.4%, from $37.1 million for the first six months of fiscal 2017 to $39.5 million for the first six months of fiscal 2018.

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

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales increased to $439,000 for the first six months of fiscal 2018 from $335,000 for the first six months of fiscal 2017. Costs related to product sales also increased, from $179,000 for the six month period ended December 31, 2016 to $389,000 for the six month period ended December 31, 2017. Management believes this increase in sales revenues although positive, more likely reflects the volatility resulting from low sales volume. Tight credit and economic uncertainty, together with lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g. multi positional scanning).

Service revenues decreased 1.9% from $4.8 million for the six month period ended December 31, 2016 to $4.7 million for the six month period ended December 31, 2017. Continuing lower sales volumes have been a factor ultimately contributing to the small decrease in service revenues, as the revenue from new scanners being placed under service agreements, following the expiration of their warranties, is insufficient to replace the revenue lost as a result of older scanners being taken out of service.

  FONAR CORPORATION AND SUBSIDIARIES

Costs relating to providing service increased by 14.5% from $1.4 million in the first six months of fiscal 2017 to $1.6 million in the first six months of fiscal 2018. Because of our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis, however, and to detect and repair any irregularities before more serious and costly problems result, we have been able to control our costs of providing service.

There were approximately $417,000 in foreign revenues for the first six months of fiscal 2018 as compared to approximately $398,000 in foreign revenues for the first six months of fiscal 2017, representing an increase in foreign revenues of 4.8%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

Revenues for the medical equipment segment as a whole remained constant at $5.1 million for the six months of fiscal 2018 and for the six months of fiscal 2017. Operating results for our medical equipment segment improved to an operating loss of $33,000 for the first six months of fiscal 2018 as compared to an operating loss of $58,000 for the first six months of fiscal 2017.

Diagnostic Facilities Management Services

HMCA revenues increased in the first six months of fiscal 2018 by 7.3% to $34.4 million from $32.0 million for the first six months of fiscal 2017. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment increased slightly to 87.1% for the first six months of fiscal 2018, from 86.2% for the first six months of fiscal 2017.

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

As a result of our vigorous marketing efforts, the number of scans performed at our centers and at our client’s centers increased from 79,351 in the first six months of fiscal 2017 to 85,404 in the first six months of fiscal 2018.

  FONAR CORPORATION AND SUBSIDIARIES

We manage twenty-six sites, twenty-four of which are equipped with Fonar Upright® MRI scanners (our Upright® MRI Scanners are also called Stand-Up® MRI Scanners). HMCA experienced an operating income of $10.6 million for the first six months of fiscal 2018 compared to operating income of $9.4 million for the first six months of fiscal 2017.

HMCA’s cost of revenues for the first six months of fiscal 2018 as compared to the first six months of fiscal 2017 increased by 8.7% from $17.3 million to $18.8 million as a result of primarily the addition of a new site.

Consolidated

For the first six months of fiscal 2018, our consolidated net revenues increased by 6.4% to $39.5 million from $37.1 million for the first six months of fiscal 2017, and total costs and expenses increased by 4.1% to $28.9 million from $27.8 million for the first six months of fiscal 2018 and for the first six months of fiscal 2017 respectively. As a result, our operating income increased to $10.6 million in the first six months of fiscal 2018 as compared to $9.4 million in the first six months of fiscal 2017.

Selling, general and administrative expenses decreased to $7.4 million in the first six months of fiscal 2018 from $8.1 million in the first six months of fiscal 2017. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, decreased to $0 for the first six months of fiscal 2018 from $26,814 for the six months of fiscal 2017.

Research and development expenses decreased by 2.3% to $755,000 for the first six months of fiscal 2018 from $773,000 for the first six months of fiscal 2017.

Interest expense in the first six months of fiscal 2018 decreased by 47.1% to $92,000 from $174,000 in the first six months of fiscal 2017. The decrease was due to the repayment of debt.

Inventories increased to $1.7 million at December 31, 2017 from $1.6 million at June 30, 2017.

Net management fee and medical receivables increased by 7.6% to $38.0 million at December 31, 2017 from $35.3 million at June 30, 2017 as a result of slower collections. The slower collections were primarily due to an increase in no-fault and workers’ compensation revenue, which typically takes longer to collect and the additional of the new site which was opened in April 2017.

The results of operations for the first six months of fiscal 2018 reflect an increase in revenues from management, patient and other fees, as compared to the first six months of fiscal 2017 ($34.4 million for the first six months of fiscal 2018 as compared to $32.0 million for the first six months of fiscal 2017), and a decrease in MRI equipment segment revenues ($5.1 million as compared to $5.1 million). Revenues were 12.9% from the MRI equipment segment as compared to 87.1% from HMCA, for the first six months of fiscal 2018, as compared to 13.7% from the MRI equipment segment and 86.3% from HMCA for the first six months of fiscal 2017.

  FONAR CORPORATION AND SUBSIDIARIES

The implementation of the Patient Protection and Affordable Care Act (PPACA) has had a profound impact on the healthcare industry. We are experiencing some of the impact of the Act on our business in the reduction of reimbursement rates and fewer sales of our MRI equipment. Efforts to repeal and replace, or modify the PPACA may result in further significant changes in the healthcare industry and our business.

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

Liquidity and Capital Resources

Cash and cash equivalents increased by 40.0% from $10.1 million at June 30, 2017 to $14.2 million at December 31, 2017.

Cash provided by operating activities for the first six months of fiscal 2018 was $8.9 million. Cash provided by operating activities was attributable principally to net income of $9.8 million and depreciation and amortization of $2.0 million, offset by an increase in accounts, management fee receivables and medical receivables of $1.5 million and a decrease in other current liabilities of $608,000.

Cash used in investing activities for the first six months of fiscal 2018 was $1.9 million. The principal uses of cash used in investing activities during the first six months of fiscal 2018 consisted of patent costs of $51,000 and the purchase of property and equipment of $1.9 million.

Cash used in financing activities for the first six months of fiscal 2018 was $2.9 million. The principal uses of cash in financing activities during the first six months of fiscal 2018 were the repayment of principal on long-term debt and capital lease obligations of $99,000 and distributions to non-controlling interests of $2.8 million.

  FONAR CORPORATION AND SUBSIDIARIES

Total liabilities decreased by 4.2% to $15.2 million at December 31, 2017 from $15.9 million at June 30, 2017. “Other” current liabilities decreased by 7.5% to $6.7 million at December 31, 2017 from $7.2 million at June 30, 2017. Long-term debt and capital lease obligations decreased from $337,000 to $323,000. The current portion of our unearned revenue on service contracts decreased from $4.6 million to $4.5 million. Customer deposits increased from $788,000 at June 30, 2017 to $898,000 at December 31, 2017 as a result of an increase in services performed.

As of December 31, 2017, the total of $6.7 million in “other” current liabilities included accrued salaries and payroll taxes of $1.3 million, and sales taxes of $2.3 million plus accrued interest and penalties of $2.2 million.

Our working capital increased to $46.7 million at December 31, 2017 from $39.2 million at June 30, 2017. This resulted from an increase in current assets ($53.4 million at June 30, 2017 as compared to $60.2 million at December 31, 2017), and a decrease in current liabilities from $14.2 million at June 30, 2017 to $13.6 million at December 31, 2017.

The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income planning strategies and the regulatory environment in making this assessment. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance.

The Company’s effective income tax rate is based on expected income, statutory rates and tax planning opportunities available in the various jurisdictions in which it operates. For interim financial reporting, the Company estimates the annual income tax rate based on projected taxable income for the full year and records a quarterly income tax provision or benefit in accordance with the anticipated annual rate. The Company refines the estimates of the year’s taxable income on a periodic basis as new information becomes available, including actual year-to-date financial results. This continual estimation process often results in a change to the expected effective income tax rate for the year. When this occurs, the Company adjusts the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision reflects the expected income tax rate. Significant judgment is required in determining the effective tax rate and in evaluating tax positions.

The Tax Cuts and Jobs Act was signed into law on December 22, 2017 and makes numerous changes to the Internal Revenue Code. Among other changes, the Act reduces the US corporate income tax rate to 21% effective January 1, 2018. Because the Act became effective mid-way through the Company’s tax year, the Company will have a US statutory income tax rate of 27.7% for the fiscal 2018, and will have a 21% US statutory income tax rate for fiscal years thereafter.

Under ASC Topic 740, Accounting for Income Taxes, the enactment of the Tax Act also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation in enacted. The Company’s gross deferred tax assets and liabilities will be revalued form 35% to 21% with a corresponding offset to the valuation allowance and any potential other taxes arising due to the Tax Act will result in reductions to its net operating loss carryforward and valuation allowance. Deferred tax assets of approximately $46.2 million will be revalued to approximately $30.2 million with an approximated corresponding decrease to the Company’s valuation allowance.

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

The Company believes that its business plan has been responsible for the past five consecutive fiscal years and past two fiscal quarters of profitability (fiscal 2012, fiscal 2013, fiscal 2014, fiscal 2015, fiscal 2016, fiscal 2017 and the first six months of fiscal 2018) and that its capital resources will be adequate to support operations at current levels through at least December 31, 2018. In the past, the Company experienced periods of working capital deficits and prior to fiscal 2011, losses. The future effects on our business of healthcare legislation, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, reimbursement rates and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2017, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

  FONAR CORPORATION AND SUBSIDIARIES

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  FONAR CORPORATION AND SUBSIDIARIES

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:

a)	Exhibit 31.1 Certification. See Exhibits
b)	Exhibit 32.1 Certification. See Exhibits
c)	Report on Form 8-K filed on November 13, 2017, Item 2.02: Results of Operations and Financial Condition for the fiscal quarter ended September 30, 2017.

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

Dated: February 13, 2018