Form 10-Q
period 2018-03-31
FONAR CORP
filed 2018-05-10
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at April 30, 2018
Common Stock, par value $.0001	6,287,511
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	March 31, 2018	June 30, 2017 *
Cash and cash equivalents	$15,414	$10,140
Accounts receivable – net	3,585	4,322
Accounts receivable - related party	30	—
Medical receivable – net	12,898	11,745
Management and other fees receivable – net	20,282	18,594
Management and other fees receivable – related medical practices – net	5,709	4,959
Inventories	1,637	1,624

Costs and estimated earnings in excess of billings on uncompleted contracts	87	736
Prepaid expenses and other current assets	1,529	1,294
Total Current Assets	61,171	53,414
Deferred income tax asset	17,287	17,862
Property and equipment - net	17,015	16,462
Goodwill	3,985	3,927
Other intangible assets - net	5,813	6,645
Other assets	1,231	453
Total Assets	$106,502	$98,763

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2018	June 30, 2017 *
Current Liabilities:
Current portion of long-term debt and capital leases	$52	$180
Accounts payable	1,259	1,423
Other current liabilities	6,369	7,203
Unearned revenue on service contracts	3,768	4,642
Unearned revenue on service contracts - related party	27	—
Customer advances	867	788
Total Current Liabilities	12,342	14,236
Long-Term Liabilities:
Deferred income tax liability	332	332
Due to related medical practices	227	227
Long-term debt and capital leases, less current portion	315	337
Other liabilities	722	721
Total Long-Term Liabilities	1,596	1,617
Total Liabilities	13,938	15,853

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	March 31, 2018	June 30, 2017 *
STOCKHOLDERS' EQUITY:
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at March 31, 2018 and June 30, 2017, 313 issued and outstanding at March 31, 2018 and June 30, 2017	$—	$—
Preferred stock $.001 par value; 567 shares authorized at March 31, 2018 and June 30, 2017, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at March 31, 2018 and June 30, 2017, 6,299 issued at March 31, 2018 and June 30, 2017; 6,288 outstanding at March 31, 2018 and June 30, 2017	1	1
Class B Common Stock (10 votes per share) $ .0001 par value; 227 shares authorized at March 31, 2018 and June 30, 2017, .146 issued and outstanding at March 31, 2018 and June 30, 2017	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at March 31, 2018 and June 30, 2017, 383 issued and outstanding at March 31, 2018 and June 30, 2017	—	—
Paid-in capital in excess of par value	179,131	179,131
Accumulated deficit	(89,614)	(101,003)
Notes receivable from employee stockholders	(11)	(17)
Treasury stock, at cost - 12 shares of common stock at March 31, 2018 and June 30, 2017	(675)	(675)
Total Fonar Corporation Stockholder Equity	88,832	77,437
Non controlling interests	3,732	5,473
Total Stockholders' Equity	92,564	82,910
Total Liabilities and Stockholders' Equity	$106,502	$98,763

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
REVENUES	2018	2017
Product sales – net	$69	$768
Service and repair fees – net	2,314	2,366
Service and repair fees – related parties - net	28	27
Patient fee revenue, net of contractual allowances and discounts	10,163	9,028
Provision for bad debts and bad debt expense for patient fee	(4,552)	(3,979)
Management and other fees – net	10,670	9,592
Management and other fees – related medical practices – net	2,287	2,206
Total Revenues – Net	20,979	20,008
COSTS AND EXPENSES
Costs related to product sales	173	364
Costs related to service and repair fees	775	829
Costs related to service and repair fees – related parties	9	10
Costs related to patient fee revenue	2,570	1,744
Costs related to management and other fees	5,733	5,122
Costs related to management and other fees – related medical practices	1,281	1,122
Research and development	503	332
Selling, general and administrative	5,533	4,483
Total Costs and Expenses	16,577	14,006
Income From Operations	4,402	6,002
Interest Expense	(46)	(69)
Investment Income	74	47
Other (Expense)/Income	(8)	2
Income Before (Provision)/Benefit for Income Taxes and Non Controlling Interests	4,422	5,982
(Provision)/Benefit for Income Taxes	(160)	1,140
Net Income	4,262	7,122
Net Income - Non Controlling Interests	(781)	(1,222)
Net Income - Controlling Interests	$3,481	$5,900
Net Income Available to Common Stockholders	$3,263	$5,526
Net Income Available to Class A Non-Voting Preferred Stockholders	$163	$279
Net Income Available to Class C Common Stockholders	$55	$95
Basic Net Income Per Common Share Available to Common Stockholders	$0.52	$0.90
Diluted Net Income Per Common Share Available to Common Stockholders	$0.51	$0.88
Basic and Diluted Income Per Share-Class C Common	$0.15	$0.25
Weighted Average Basis Shares Outstanding-Common Stockholders	6,287	6,166
Weighted Average Diluted Shares Outstanding-Common Stockholders	6,415	6,294
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED MARCH 31,
	2018	2017
REVENUES
Product sales – net	$508	$1,103
Service and repair fees – net	6,929	7,074
Service and repair fees – related parties - net	83	83
Patient fee revenue, net of contractual allowances and discounts	28,353	26,509
Provision for bad debts and bad debt expense for patient fee	(12,873)	(11,859)
Management and other fees – net	30,781	28,216
Management and other fees – related medical practices – net	6,699	6,020
Total Revenues – Net	60,480	57,146
COSTS AND EXPENSES
Costs related to product sales	562	543
Costs related to service and repair fees	2,309	2,168
Costs related to service and repair fees – related parties	27	25
Costs related to patient fee revenue	7,619	6,481
Costs related to management and other fees	17,116	15,641
Costs related to management and other fees – related medical practices	3,692	3,202
Research and development	1,258	1,105
Selling, general and administrative	12,899	12,617
Total Costs and Expenses	45,482	41,782
Income From Operations	14,998	15,364
Interest Expense	(138)	(244)
Investment Income	179	145
Other Expense	(15)	(1)
Income Before (Provision)/Benefit for Income Taxes and Non Controlling Interests	15,024	15,264
(Provision)/Benefit for Income Taxes	(920)	1,293
Net Income	14,104	16,557
Net Income - Non Controlling Interests	(2,715)	(2,844)
Net Income - Controlling Interests	$11,389	$13,713
Net Income Available to Common Stockholders	$10,675	$12,842
Net Income Available to Class A Non-Voting Preferred Stockholders	$532	$649
Net Income Available to Class C Common Stockholders	$182	$222
Basic Net Income Per Common Share Available to Common Stockholders	$1.70	$2.09
Diluted Net Income Per Common Share Available to Common Stockholders	$1.66	$2.05
Basic and Diluted Income Per Share-Class C Common	$0.48	$0.58
Weighted Average Basic Shares Outstanding-Common Stockholders	6,287	6,143
Weighted Average Diluted Shares Outstanding-Common Stockholders	6,415	6,271
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED MARCH 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$14,104	$16,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,949	2,587
Deferred income tax provision/(benefit) – net	575	(1,900)
Provision for bad debts	122	(38)
Stock issued for costs and expenses	—	2,239
Compensatory element of stock issuances	—	27
Stock option exercised	—	2
(Increase) decrease in operating assets, net:
Accounts, medical receivable and management fee(s)	(3,005)	(4,476)
Notes receivable	—	12
Costs and estimated earnings in excess of billings on uncompleted contracts	649	(649)
Inventories	(13)	(596)
Prepaid expenses and other current assets	(132)	(278)
Other assets	(883)	223
Increase (decrease) in operating liabilities, net:
Accounts payable	(164)	(72)
Other current liabilities	(1,681)	(4,008)
Customer advances	79	(181)
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(182)
Other liabilities	1	178
Due to related medical practices	—	(17)
Net cash provided by operating activities	12,601	9,428
Cash Flows from Investing Activities:
Purchases of property and equipment	(2,594)	(1,774)
Cost of patents	(75)	(122)
Net cash used in investing activities	(2,669)	(1,896)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(150)	(3,431)
Proceeds received from acquisition - net	(58)	88
Distributions to non controlling interests	(4,455)	(4,972)
Repayment of notes receivable from employee stockholders	5	5
Net cash used in financing activities	(4,658)	(8,310)
Net Increase (Decrease) in Cash and Cash Equivalents	5,274	(778)
Cash and Cash Equivalents – Beginning of Period	10,140	8,528
Cash and Cash Equivalents - End of Period	$15,414	$7,750

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 and 2017

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 27, 2017 for the fiscal year ended June 30, 2017.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Earnings Per Share

Basic earnings per share (“EPS”) is computed based on weighted average number of shares common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the three and nine months ended March 31, 2018 and March 31, 2017.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and nine months ended March 31, 2018 and March 31, 2017, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 and 2017

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

	Three months ended March 31, 2018			Three months ended March 31, 2017
Basic	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$3,481	$3,263	$55	$5,900	$5,526	$95
Denominator:
Weighted average shares outstanding	6,287	6,287	383	6,166	6,166	383
Basic income per common share	$0.55	$0.52	$0.15	$0.96	$0.90	$0.25
Diluted Denominator:
Weighted average shares outstanding		6,287	383		6,166	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,415	383		6,294	383
Diluted income per common share		$0.51	$0.15		$0.88	$0.25

	Nine months ended March 31, 2018			Nine months ended March 31, 2017
Basic	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$11,389	$10,675	$182	$13,713	$12,842	$222
Denominator:
Weighted average shares outstanding	6,287	6,287	383	6,143	6,143	383
Basic income per common share	$1.81	$1.70	$0.48	$2.23	$2.09	$0.58
Diluted Denominator:
Weighted average shares outstanding		6,287	383		6,143	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,415	383		6,271	383
Diluted income per common share		$1.66	$0.48		$2.05	$0.58

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 and 2017

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

MARCH 31, 2018 and 2017

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

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of March 31, 2018 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2018 or 2017, and it does not believe that any of those pronouncements will have a significant impact on our condensed consolidated financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifcations did not have any effect on reported consolidated net income for any periods presented.

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at March 31, 2018:

	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$3,775	$190	$3,585
Accounts receivable - related party	$30	—	$30
Medical receivable	$34,676	$21,778	$12,898
Management and other fees receivable	$32,523	$12,241	$20,282
Management and other fees receivable from related medical practices ("PC’s")	$6,944	$1,235	$5,709

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 and 2017

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

Accounts Receivable

Credit risk with respect to the Company’s accounts receivable related to product sales and service and repair fees is limited due to the customer advances received prior to the commencement of work performed and the billing of amounts to customers as sub-assemblies are completed. Service and repair fees are billed on a monthly or quarterly basis and the Company does not continue providing these services if accounts receivable become past due. The Company controls credit risk with respect to accounts receivable from service and repair fees through its credit evaluation process, credit limits, monitoring procedures and reasonably short collection terms. The Company performs ongoing cr edit authorizations before a product sales contract is entered into or service and repair fees are provided.

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

MARCH 31, 2018 and 2017

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 66% and 62% of the PCs’ net revenues for the three months ended March 31, 2018 and 2017, respectively, were derived from no-fault and personal injury protection claims. Approximately 66% and 62% of the PCs’ net revenues for the nine months ended March 31, 2018 and 2017, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 10.9% and 11.0% of the consolidated net revenues for the three months ended March 31, 2018 and 2017, respectively. Net revenues from management and other fees charged to the related PCs accounted for approximately 11.0% and 10.5% of the consolidated net revenues for the nine months ended March 31, 2018 and 2017, respectively.

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

The Company’s patient fee revenue, net of contractual allowances and discounts less the provision for bad debts for the three and nine months ended March 31, 2018 and 2017 are summarized in the following tables.

	For the Three Months Ended March 31,
	2018	2017
Commercial Insurance/ Managed Care	$1,238	$1,228
Medicare/Medicaid	337	351
Workers' Compensation/Personal Injury	6,577	5,688
Other	2,011	1,761
Patient Fee Revenue, net of contractual allowances and discounts	10,163	9,028
Provision for Bad Debts and bad debt expense	(4,552)	(3,979)
Net Patient Fee for Revenue	$5,611	$5,049

	For the Nine Months Ended March 31,
	2018	2017
Commercial Insurance/ Managed Care	$3,452	$3,650
Medicare/Medicaid	903	950
Workers' Compensation/Personal Injury	18,685	16,772
Other	5,313	5,137
Patient Fee Revenue, net of contractual allowances and discounts	28,353	26,509
Provision for Bad Debts and bad debt expense	(12,873)	(11,859)
Net Patient Fee for Revenue	$15,480	$14,650

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 and 2017

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

	March 31, 2018	June 30, 2017
Purchased parts, components and supplies	$1,504	$1,431
Work-in-process	133	193
Total Inventories	$1,637	$1,624

NOTE 5 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information relating to uncompleted contracts is as follows:

	March 31, 2018	June 30, 2017
Costs incurred on uncompleted contracts	$448	$1,031
Estimated earnings	310	999
Subtotal	758	2,030
Less: Billings to date	671	1,294
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$87	$736

Included in the accompanying condensed consolidated balance sheets under the following captions:

	March 31, 2018	June 30, 2017
Costs and estimated earnings in excess of billings on uncompleted contracts	$87	$736
Less: Billings in excess of costs and estimated earnings on uncompleted contracts	—	—
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$87	$736

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheet consist of the following:

	March 31, 2018	June 30, 2017
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	4,802	4,727
Non-compete	4,100	4,100
Customer relationships	3,800	3,800
Gross Other intangible assets	19,707	19,632
Less: Accumulated amortization	13,894	12,987
Other Intangible Assets – net	$5,813	$6,645

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 and 2017

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 6 – OTHER INTANGIBLE ASSETS (CONTINUED)

Amortization of patents and copyrights for the three months ended March 31, 2018 and 2017 amounted to $50 and $49, respectively.

Amortization of capitalized software development costs for the three months ended March 31, 2018 and 2017 amounted to $43 and $65, respectively.

Amortization of non-compete for the three months ended March 31, 2018 and 2017 amounted to $146 and $146, respectively.

Amortization of customer relationships for the three months ended March 31, 2018 and 2017 amounted to $48 and $48, respectively.

Amortization of patents and copyrights for the nine months ended March 31, 2018 and 2017 amounted to $152 and $145, respectively.

Amortization of capitalized software development costs for the nine months ended March 31, 2018 and 2017 amounted to $173 and $195 respectively.

Amortization of non-compete for the nine months ended March 31, 2018 and 2017 amounted to $439 and $439, respectively.

Amortization of customer relationships for the nine months ended March 31, 2018 and 2017 amounted to $143 and $143, respectively.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

	March 31, 2018	June 30, 2017
Accrued salaries, commissions and payroll taxes	$1,106	$1,139
Accrued interest	45	45
Litigation accruals	145	145
Sales tax payable	2,269	2,282
Legal and other professional fees	124	296
Accounting fees	95	154
Self-funded health insurance reserve	—	92
Interest and penalty - sales tax	2,097	2,296
Other	488	754
Total Other Current Liabilities	$6,369	$7,203

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 and 2017

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 8 – BUSINESS COMBINATIONS

Acquisitions

On June 15, 2017, the Company purchased 100% interest in Turnkey Equipment Management of Great Neck, LLC. The consideration and net assets acquired is as follows:

Goodwill	$605
Cash Paid	1,313
Security deposit	24
Total Consideration	1,337
Net assets at Fair Value	732
Goodwill	$605

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

MARCH 31, 2018 and 2016

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Medical Equipment	Management Of Diagnostic Imaging Centers	Totals
For the three months ended March 31, 2018
Net revenues from external customers	$2,411	$18,568	$20,979
Inter-segment net revenues	$228	$—	$228
(Loss) Income from operations	$(457)	$4,859	$4,402
Depreciation and amortization	$93	$899	$992
Capital expenditures	$80	$727	$807

For the three months ended March 31, 2017
Net revenues from external customers	$3,162	$16,846	$20,008
Inter-segment net revenues	$218	$—	$218
Income from operations	$104	$5,899	$6,003
Depreciation and amortization	$81	$787	$868
Capital expenditures	$26	$267	$293

For the nine months ended March 31, 2018
Net revenues from external customers	$7,520	$52,960	$60,480
Inter-segment net revenues	$674	$—	$674
(Loss) income from operations	$(490)	$15,488	$14,998
Depreciation and amortization	$259	$2,690	$2,949
Capital expenditures	$259	$2,410	$2,669

For the nine months ended March 31, 2017
Net revenues from external customers	$8,259	$48,887	$57,146
Inter-segment net revenues	$981	$—	$981
Income from operations	$46	$15,318	$15,364
Depreciation and amortization	$242	$2,345	$2,587
Capital expenditures	$122	$1,774	$1,896

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 and 2017

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 10– SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended March 31, 2018 and March 31, 2017, the Company paid $37 and $147 for interest, respectively.

During the nine months ended March 31, 2018 and March 31, 2017, the Company paid $345 and $740 for income taxes, respectively.

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

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2017 and our form 10-Q for the first and second quarters of fiscal 2018.

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of March 31, 2018, the Company has recorded tax obligations of approximately $2,269 plus interest and penalties of approximately $2,097. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $100 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of March 31, 2018 and June 30, 2017, the Company had approximately $0 and $92, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

MARCH 31, 2018 and 2017

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

The Company recorded a deferred tax asset of $17,287 and a deferred tax liability of $332 as of March 31, 2018, primarily relating to net operating loss carryforwards of approximately $99,019 available to offset future taxable income through 2030. The net operating losses begin to expire in 2021 for federal tax purposes and in 2017 for state income tax purposes.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 and 2017

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 12 - INCOME TAXES (CONTINUED)

During the three and nine months ended March 31, 2018, the Company recorded a net decrease in its deferred tax asset of $0 and $575 for 2018 respectively and a net increase $800 and $1,900 for 2017 respectively, in its condensed consolidated balance sheets. During the three months ended March 31, the Company recorded a net provision of $160 for 2018 and a net benefit of $1,140 for 2017, in its condensed consolidated statements of income. During the nine months ended March 31, 2018, the Company recorded a net provision of $920 and a net benefit of $1,293 ($1,900 benefit offset by a $607 provision) for 2017, in its consolidated statements of income.

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

NOTE 13- SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to March 31, 2018 and through the date the condensed consolidated financial statements were issued.

 FONAR CORPORATION AND SUBSIDIARIES

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the nine month period ended March 31, 2018, we reported a net income of $14.1 million on revenues of $60.5 million as compared to net income of $16.6 million on revenues of $57.1 million for the nine-month period ended March 31, 2017. Operating income decreased from $15.4 million for the nine-month period ended March 31, 2017 to $15.0 million for the nine month period ended March 31, 2018.

For the three month period ended March 31, 2018, we reported net income of $4.3 million on revenues of $21.0 million as compared to net income of $7.1 million on revenues of $20.0 million for the three month period ended March 31, 2017.

The revenue increase of 5.8%, from $57.1 million for the first nine months of fiscal 2017 to $60.5 million for the first nine months of fiscal 2018, was primarily due to an increases in net management fees of $3.3 million, from $34.2 million for the first nine months of fiscal 2017 to $37.5 million for the first nine months of fiscal 2018. Revenues from product sales and service and repair fees decreased by $740,000 from $8.3 million for the first nine months of fiscal 2017 to $7.5 million for the first nine months of fiscal 2018.

While our revenues increased, our costs and expenses increased at a higher amount, resulting in our operating income decreasing to $15.0 million for the nine months ended March 31, 2018 as compared to $15.4 million for the nine months ended March 31, 2017. In terms of percentages, costs and expenses increased 8.8% from $41.8 million for the first nine months of fiscal 2017 to $45.5 million for the first nine months of fiscal 2018, while revenues increased 5.8%, from $57.1 million for the first nine months of fiscal 2017 to $60.5 million for the first nine months of fiscal 2018.

Reflecting our commitment to expanding our business, the increase in total costs and expenses included an increase of approximately $900,000 related to additional scanner installations. Such expenditures included an increase of $521,000 in costs due to an additional MRI scanner being installed at an MRI facility we manage in the Bronx, New York to cope with increased demand and an increase of $371,000 in costs and expenses associated with the establishment and operation of a new MRI scanning facility in White Plains, New York. In addition depreciation expense increased by approximately $300,000 due to the addition of the new MRI scanner in the Bronx, establishing the new facility in White Plains and the acquisition of an MRI facility in Great Neck, New York.

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

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales decreased to $508,000 for the first nine months of fiscal 2018 from $1.1 million for the first nine months of fiscal 2017. Costs related to product sales increased, from $543,000 for the nine month period ended March 31, 2017 to $562,000 for the nine month period ended March 31, 2018. Management believes this decrease in sales revenues reflects the volatility resulting from low sales volume. Lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g. multi positional scanning).

Service revenues decreased 2.0% from $7.2 million for the nine month period ended March 31, 2017 to $7.0 million for the nine month period ended March 31, 2018. Continuing lower sales volumes have been a factor ultimately contributing to the small decrease in service revenues, as the revenue from new scanners being placed under service agreements, following the expiration of their warranties, is insufficient to replace the revenue lost as a result of older scanners being taken out of service.

Costs related to providing service increased by 6.5% from $2.2 million in the first nine months of fiscal 2017 to $2.3 million in the first nine months of fiscal 2018. Because of our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis, however, and to detect and repair any irregularities before more serious and costly problems result, we have been able to control our costs of providing service.

There were approximately $574,000 in foreign revenues for the first nine months of fiscal 2018 as compared to approximately $1.2 million in foreign revenues for the first nine months of fiscal 2017, representing a decrease in foreign revenues of 52.1%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

Revenues for the medical equipment segment decreased to $7.5 million for the nine months of fiscal 2018 from $8.3 million for the nine months of fiscal 2017. Operating results for our medical equipment segment decreased to an operating loss of $490,000 for the first nine months of fiscal 2018 as compared to an operating income of $46,000 for the first nine months of fiscal 2017.

Diagnostic Facilities Management Services

HMCA revenues increased in the first nine months of fiscal 2018 by 8.3% to $53.0 million from $48.9 million for the first nine months of fiscal 2017. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment increased slightly to 87.5% for the first nine months of fiscal 2018, from 85.5% for the first nine months of fiscal 2017.

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

As a result of our vigorous marketing efforts, the number of scans performed at our centers and at our client’s centers continued to increase, from 120,463 in the first nine months of fiscal 2017 to 129,469 in the first nine months of fiscal 2018.

We manage twenty-six sites, twenty-four of which are equipped with Fonar Upright® MRI scanners (our Upright® MRI Scanners are also called Stand-Up® MRI Scanners). HMCA experienced an operating income of $15.5 million for the first nine months of fiscal 2018 compared to operating income of $15.43 million for the first nine months of fiscal 2017.

HMCA’s cost of revenues for the first nine months of fiscal 2018 as compared to the first nine months of fiscal 2017 increased by 12.2% from $25.3 million to $28.4 million primarily as a result of the addition of two new sites, equipment at an existing site and increased costs due to higher volume of scans performed.

Consolidated

For the first nine months of fiscal 2018, our consolidated net revenues increased by 5.8% to $60.5 million from $57.1 million for the first nine months of fiscal 2017, and total costs and expenses increased by 8.8% to $45.5 million from $41.8 million for the first nine months of fiscal 2018 and for the first nine months of fiscal 2017 respectively. As a result, our operating income decreased to $15.0 million in the first nine months of fiscal 2018 as compared to $15.4 million in the first nine months of fiscal 2017.

Selling, general and administrative expenses increased to $12.9 million in the first nine months of fiscal 2018 from $12.6 million in the first nine months of fiscal 2017. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, decreased to $0 for the first nine months of fiscal 2018 from $26,814 for the nine months of fiscal 2017.

Research and development expenses increased by 13.8% to $1.3 million for the first nine months of fiscal 2018 from $1.1 million for the first nine months of fiscal 2017.

Interest expense in the first nine months of fiscal 2018 decreased by 43.4% to $138,000 from $244,000 in the first nine months of fiscal 2017. The decrease was due to the repayment of debt.

Inventories remained constant at $1.6 million at March 31, 2018 and at June 30, 2017.

Net management fee and medical receivables increased by 10.1% to $38.9 million at March 31, 2018 from $35.3 million at June 30, 2017 as a result of slower collections. The slower collections were primarily due to an increase in no-fault and workers’ compensation revenue, which typically takes longer to collect, and the addition of a new site which was opened in April 2017.

The results of operations for the first nine months of fiscal 2018 reflect an increase in revenues from management, patient and other fees, as compared to the first nine months of fiscal 2017 ($53.0 million for the first nine months of fiscal 2018 as compared to $48.9 million for the first nine months of fiscal 2017), and a decrease in MRI equipment segment revenues ($7.5 million as compared to $8.3 million). Revenues were 12.5% from the MRI equipment segment as compared to 87.5% from HMCA, for the first nine months of fiscal 2018, as compared to 14.5% from the MRI equipment segment and 85.5% from HMCA for the first nine months of fiscal 2017.

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

Liquidity and Capital Resources

Cash and cash equivalents increased by 52% from $10.1 million at June 30, 2017 to $15.4 million at March 31, 2018.

FONAR CORPORATION AND SUBSIDIARIES

Cash provided by operating activities for the first nine months of fiscal 2018 was $12.6 million. Cash provided by operating activities was attributable principally to net income of $14.1 million and depreciation and amortization of $2.9 million, offset by an increase in accounts, management fee receivables and medical receivables of $3.0 million and a decrease in other current liabilities of $1.7 million.

Cash used in investing activities for the first nine months of fiscal 2018 was $2.7 million. The principal uses of cash used in investing activities during the first nine months of fiscal 2018 consisted of patent costs of $75,000 and the purchase of property and equipment of $2.6 million.

Cash used in financing activities for the first nine months of fiscal 2018 was $4.7 million. The principal uses of cash in financing activities during the first nine months of fiscal 2018 were the repayment of principal on long-term debt and capital lease obligations of $150,000 and distributions to non-controlling interests of $4.5 million.

Total liabilities decreased by 12.0% to $13.9 million at March 31, 2018 from $15.9 million at June 30, 2017. “Other” current liabilities decreased by 11.5% to $6.4 million at March 31, 2018 from $7.2 million at June 30, 2017. Long-term debt and capital lease obligations decreased from $337,000 to $315,000. The current portion of our unearned revenue on service contracts decreased from $4.6 million to $3.8 million. Customer deposits increased from $788,000 at June 30, 2017 to $867,000 at March 31, 2018 as a result of an increase in services performed.

As of March 31, 2018, the total of $6.4 million in “other” current liabilities included accrued salaries and payroll taxes of $1.1 million, and sales taxes of $2.3 million plus accrued interest and penalties of $2.1 million.

Our working capital increased to $48.8 million at March 31, 2018 from $39.2 million at June 30, 2017. This resulted from an increase in current assets ($53.4 million at June 30, 2017 as compared to $61.2 million at March 31, 2018), and a decrease in current liabilities from $14.2 million at June 30, 2017 to $12.3 million at March 31, 2018.

The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers projected future taxable income planning strategies and the regulatory environment in making this assessment. A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any additional portion or all of the valuation allowance.

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

The Tax Cuts and Jobs Act was signed into law on December 22, 2017 and makes numerous changes to the Internal Revenue Code. Among other changes, the Act reduces the US corporate income tax rate to 21% effective January 1, 2018. Because the Act became effective mid-way through the Company’s tax year, the Company will have a US statutory income tax rate of 27.7% for fiscal 2018, but will have a 21% US statutory income tax rate for fiscal years thereafter.

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

The Company believes that its business plan has been responsible for the past five consecutive fiscal years and past three fiscal quarters of profitability (fiscal 2012, fiscal 2013, fiscal 2014, fiscal 2015, fiscal 2016, fiscal 2017 and the first nine months of fiscal 2018) and that its capital resources will be adequate to support operations at current levels through at least March 31, 2019. The future effects on our business of healthcare legislation, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, reimbursement rates and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2018, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2017.

FONAR CORPORATION AND SUBSIDIARIES

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

2. Demand for MRI Scanners. The reduced reimbursement rates also affect our sales of MRI scanners negatively. With lower revenue projections, fewer prospective customers will be able to operate, and others are likely to demand lower prices for scanners. Although the reduced reimbursements may not affect foreign demand, a lower number of sales in the aggregate could reduce economies of scale and consequently, profit margins.

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

FONAR CORPORATION AND SUBSIDIARIES

8. A proposal was published by the New York State Workers’ Compensation Board (“NYSWCB”) in 2014 to change the fee schedule for Workers’ Compensation payments. Initially, the fees proposed would be set at approximately 130% of the Medicare fees. This would reduce fees for the most commonly billed radiology procedures by approximately 60%. Further, since the Workers’ Compensation fees are coupled with the New York State No Fault Program, radiology providers would suffer similar reductions for No-Fault fees. Although we and the HMCA clients wrote to the NYSWCB to argue against this proposal, and other affected parties commented as well, there can be no assurance that the NYSWCB will withdraw or modify this proposal, or if they elect to do so, the extent to which the NYSWCB would modify their proposal. No further action, however, has been taken by the NYSWCB to advance this proposal for approximately three years. A significant reduction in Workers’ Compensation and No-Fault fees could have a material adverse impact on our business.

9. Possible changes in Florida Insurance Law. A bill has been introduced in the Florida legislature, whose goal is to eliminate the no-fault system and the requirement that motorists carry personal injury protection, commonly referred to a “PIP”. Currently, drivers and passengers get card damages and PIP, paid for up to $10,000, no matter who is at fault in an accident. Drivers have to pay an additional cost to insurance companies to pay for bodily injuries, which covers them if they are at fault. While PIP is required, coverage for bodily injury is not. The insurance industry is pushing to scrap PIP and instead mandate all motorists to carry coverage that includes a minimum of $25,000 bodily injury if they are at fault. Eliminating PIP would mean that the 410,000 drivers now get paid toward medical costs through their insurers might not be there for them to pay for injured drivers. Importantly, payments would be reduced by approximately 60% due to claims being paid at commercial rates instead of at the presently prevailing PIP fee schedule. This would negatively impact our seven diagnostic imaging facilities (both those we own and those we manage) with more unpaid bills, lower reimbursement rates and elongated waiting times.

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

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:

a) Exhibit 31.1 Certification. See Exhibits

b) Exhibit 32.1 Certification. See Exhibits

c) Report on Form 8-K filed on February 13, 2018, Item 2.02: Results of Operations and Financial Condition for the fiscal quarter ended December 31, 2017.

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

Dated: May 10, 2018