Form 10-K
period 2018-06-30
FONAR CORP
filed 2018-09-21
CIK 355019

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-K

_____________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No _______

 FONAR CORPORATION AND SUBSIDIARIES

Indicate by check mark whether the registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___X____ No ______

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K, §229.405 of this Chapter, is not contained, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to the Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[X]
Non-accelerated filer	[ ]	(Do not check if smaller reporting company)	Smaller reporting company	[ ]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No __X__

The aggregate market value of the shares of Common Stock held by non-affiliates as of December 29, 2017 based on the closing price of $24.35 per share on such date as reported on the NASDAQ System, was approximately $152.6 million. The other outstanding classes do not have a readily determinable market value.

As of September 10, 2018, 6,357,482 shares of Common Stock, 146 shares of Class B Common Stock, 382,513 shares of Class C Common Stock and 313,438 shares of Class A Non-voting Preferred Stock of the registrant were outstanding.

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

Fonar is engaged in the business of designing, manufacturing, selling and servicing magnetic resonance imaging scanners, also referred to as "MRI" or "MR" scanners, which utilize MRI technology for the detection and diagnosis of human disease, abnormalities, other medical conditions and injuries. Fonar’s founders built the first MRI scanner in 1977 and Fonar introduced the first commercial MRI scanner in 1980. Fonar is also the originator of the iron-core non-superconductive and permanent magnet MRI technology.

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

See Note 16 to the Consolidated Financial Statements for separate financial information regarding our medical equipment and physician and diagnostic management services segments.

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

THE UPRIGHT® MRI SCANNER

The Upright® MRI scanner is the product we are presently promoting. The Upright® MRI (also known as the “Stand-Up® MRI”) is a “whole-body” MRI, meaning it can be used to scan any part of the body. Unlike conventional recumbent MRI scanners, the Upright® MRI permits MRI scans to be made in the weight-bearing state. The Upright® MRI allows patients to be scanned while standing, sitting, bending or lying down. This means that an abnormality or injury, such as a slipped disk, may be scanned in a weight-bearing posture, which more often than not is the position in which patients experience pain. An adjustable bed allows patients to stand, sit or lie on their backs, sides or stomachs. The Upright® MRI is by design a non-claustrophobic MRI scanner. We have introduced the name “Upright®” as an alternative to “Stand-Up®” because of the multiplicity of positions in which the patient may be scanned where the patient is not standing.

HMCA manages a total of 26 MRI scanning facilities, four of which are owned by subsidiaries of HMCA. Nineteen facilities are located in New York and seven are located in Florida. (The four facilities owned by HMCA subsidiaries are in Florida, where the corporate practice of medicine is permitted.) Twenty-four facilities are equipped with Upright® MRI scanners. We believe that the utilization of Fonar Upright® MRI scanning systems, which are produced under the protection of our patents, have been a significant factor in the increased patient volume of the scanning facilities.

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

The Upright® MRI is also the world’s most non-claustrophobic whole-body MRI scanner. Patients can simply walk into the magnet, stand or sit for their scans and then walk out. The magnet’s front-open and top-open design provides an unprecedented degree of comfort because there is nothing in front of the patient’s face except a large (42”) flat-screen TV that is mounted on the wall. The default position for the bed is a tilt back of six degrees that minimizes patient motion. Special RF receiver coil fixtures, a patient seat, Velcro straps, and transpolar stabilizing bars are also used to keep the patient comfortable and motionless throughout the scanning process.

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

During fiscal 2018, sales of our Upright® MRI scanners accounted for approximately 0.5% of our total revenues and 0.4% of our medical equipment revenues, as compared to 0.9% of total revenues and 6.4% of medical equipment revenues in fiscal 2017, and 1.1% of our total revenues and 7.7% of medical equipment revenues in fiscal 2016.

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

1)	Neurosurgeons and Orthopaedic Surgeons: These are the surgeons who can most benefit from the superior diagnostic benefits of the Fonar Upright® MRI with its Multi-Position® MRI diagnostic ability.

2)	Radiologists: These physicians can now offer a new modality to their referring physicians.

3)	All Physicians: The vast number of doctors who send patients for MRI’s need to be aware of the diagnostic advantages of the Fonar Upright® Multi-Position™.

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

Income is generated from the installed base in two principal areas, namely, service and upgrades. Service and maintenance revenues from our external installed base were approximately $9.6 million in fiscal 2017 and $9.2 million in fiscal 2018. Our objective is to maintain service revenues at present levels or better, based on the longevity of the technology, and the refurbishments and upgrades which keep the scanners competitive with the latest techniques.

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

FONAR CORPORATION AND SUBSIDIARIES

RESEARCH AND DEVELOPMENT

During the fiscal year ended June 30, 2018, we incurred expenditures of $1,755,747, none of which were capitalized, on research and development, as compared to $1,480,670, none of which were capitalized, during the fiscal year ended June 30, 2017.

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

BACKLOG

Our backlog of unfilled orders at September 5, 2018 was approximately $692,000, as compared to $735,000 at September 13, 2017. It is expected that the existing backlog of orders will be filled within the 2018 fiscal year.

PATENTS AND LICENSE

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

We have significantly enhanced our patent position within the industry and now possesses a substantial patent portfolio which provides us, under the aegis of United States patent law, "the exclusive right to make, use and sell" many of the scanner features which Fonar pioneered and which are now incorporated in most MRI scanners sold by the industry. As of June 30, 2018, 209 patents had been issued to Fonar, and approximately 20 patents were pending. A number of Fonar’s existing patents specifically relate to protecting Fonar’s position in the Upright MRI market. The patents further enhance Dr. Damadian's pioneer patent, the 1974 Patent, that initiated the MRI industry and provided the original invention of MRI scanning. The terms of the patents in Fonar’s portfolio extend to various times.

We also have patent cross-licensing agreements with other MRI manufacturers. We have not licensed, however, any technology relating to Upright® MRI scanning.

 FONAR CORPORATION AND SUBSIDIARIES

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

The remainder, described as Open MRIs, are recumbent-only machines based on Fonar’s original iron-frame vertical magnetic field magnet design. These systems have been manufactured and sold by many of our largest competitors over the years. They generally operate at low field strengths (0.2 - 0.35 Tesla). Their prevalence in the marketplace has led to the perception of the medical community that Open MRIs are useful only for anxious and claustrophobic patients, that the Open MRI’s image quality is poor, and that the scan times are long. Recently our competitors have introduced higher field strength Open MRI products (0.5 – 1.2 Tesla). Significantly better imaging performance (especially at 1.2 T) compared to the low field strength systems, is beginning to change that perception. However, Fonar continues to maintain its competitive advantage at 0.6 Tesla due to our front-open non-claustrophobic configuration in which there is nothing in front of the patient’s face, and our unique ability to scan patients in weight-bearing positions that is sometimes more consequential than a small increase in the image resolution and decrease in scan time. It is also noteworthy that our horizontal transaxial magnetic field allows the Upright MRI, in contrast to the recumbent-only Open MRIs, to use the same flat planar-style radiofrequency receiver coil as the high-field MRI systems to image the lumbar and thoracic spine.

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

FONAR CORPORATION AND SUBSIDIARIES

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
11

.

FONAR CORPORATION AND SUBSIDIARIES

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

 FONAR CORPORATION AND SUBSIDIARIES

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

PHYSICIAN AND DIAGNOSTIC SERVICES MANAGEMENT BUSINESS

In 2011, Health Management Corporation of America (HMCA) transferred its business and assets to Imperial management Services, LLC (“Imperial”), a New York limited liability company, in connection with raising capital from investors. HMCA maintained a majority interest in Imperial. The assets continued to be used in our business of managing diagnostic imaging centers.

FONAR CORPORATION AND SUBSIDIARIES

Through an agreement dated March 6, 2013, HMCA acquired another business engaged in the management and, in the case of four sites located in Florida, the ownership, of diagnostic imaging facilities. The purchase was made through a new limited liability company, Health Diagnostics Management, LLC (“HDM”), which raised part of the capital necessary for the acquisition from investors. (HDM did not take over the operation of the four Florida sites until April, 2013.)

On July 1, 2015, the corporate organization was restructured under HDM.

On June 30, 2016, the Company purchased 100% of the equity in Turnkey Services of New York, LLC and 100% of the equity in TK2 Equipment Management, LLC. Turnkey Services of New York, LLC and TK2 Equipment Management, LLC, both by way of several operating leases, had provided the Company with ancillary diagnostic imaging equipment to our managed (and in the case of four Florida sites, owned) MRI facilities.

As a result of acquisitions, restructuring and re-acquisitions of interest held by investors as of July 1, 2016, HDM now is owned by Health Management Corporation of America (70%) and investors (30%).

HDM now operates under the assumed name “Health Management Company of America” (“HMCA”).

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

As of August 1, 2018, HMCA managed a total of 26 MRI centers. For the 2018 fiscal year, the revenues HMCA recognized from the MRI facilities had increased to $71.7 million, and for the 2017 fiscal year the revenues were increased to $66.8 million. Four of these facilities in Florida are owned by HMCA subsidiaries.

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

PHYSICIAN AND DIAGNOSTIC MANAGEMENT SERVICES

HMCA’s services to the facilities it manages encompass substantially all of their business operations. Each facility is controlled, however, not by HMCA, but by the physician owner, or in the case of the four Florida sites owned by HMCA subsidiaries, by the medical director, and all medical services are performed by physicians and other medical personnel under the physician-owner’s supervision. HMCA is the management company and performs services of a non-medical nature. These services include:

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

 FONAR CORPORATION AND SUBSIDIARIES

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

6. Diagnostic Imaging and Ancillary Services. HMCA can offer access to diagnostic imaging equipment through diagnostic imaging facilities it manages. The Company is expanding the ancillary services offered in its network to include x-rays, and other MRI equipment such as high-field (1.5 or 3.0 Tesla magnet strength) MRI scanners and extremity MRI scanners.

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

The management fees payable by the facilities to HMCA are flat monthly fees. In fiscal 2017, the aggregate amount of management fees was $3,926,536 per month. In fiscal 2018, the aggregate amount of management fees was $4,061,255 per month.

Fees under the management agreements are subject to adjustment by mutual agreement on an annual basis.

Dr. Damadian owns three HMCA-managed MRI facilities in Florida. The fees for these three sites in Florida owned by Dr. Damadian are flat monthly fees which are subject to adjustment by mutual agreement on an annual basis. In fiscal 2018, the aggregate monthly amount of management fees payable to HMCA by these sites was $748,907.

The Florida facilities owned by HMCA subsidiaries directly bill their patients or the patients’ insurance carriers. Patient fees net of provision for bad debt were $21,268,885 in fiscal 2018.

 FONAR CORPORATION AND SUBSIDIARIES

HMCA contracts with an outside billing company (located in Melville, New York) to perform billing and collection for their clients’ No-Fault and Workers’ Compensation business. The fixed monthly fees were $85,000 for HMCA in fiscal 2017 and fiscal 2018.

HMCA MARKETING

HMCA's marketing strategy is to expand the business and improve the facilities which it manages. HMCA is seeking to increase the number of locations of those facilities where market conditions are promising and to promote growth of our clients' and Florida subsidiaries’ patient volume and revenue.

DIAGNOSTIC IMAGING FACILITIES

Diagnostic imaging facilities managed or owned by HMCA provide diagnostic imaging services to patients referred by physicians. The facilities are operated in a manner which eliminates the admission and other administrative inconveniences of in-hospital diagnostic imaging services. Imaging services are performed in an outpatient setting by trained medical technologists under the direction of physicians. Following diagnostic procedures, the images are reviewed by the interpreting physicians who prepare reports of these tests and their findings. Reports for the New York facilities are transcribed by HMCA personnel and reports for the Florida facilities are outsourced to professional transcription services.

HMCA develops marketing programs and educational programs in an effort to establish and maintain referring physician relationships for our clients and Florida subsidiaries and to maximize reimbursement yields. HMCA also directs its marketing and educational efforts to managed care providers.

Managed care providers are an important factor in the diagnostic imaging industry. To further its position, HMCA is seeking to expand the imaging modalities offered at its managed and owned diagnostic imaging facilities. Three facilities in New York and four facilities in Florida have two or more MRI scanners. One facility in New York and two in Florida also perform x-rays. An additional MRI scanner is also being added to the Tallahassee, Florida site and should be completed by December 2018.

REIMBURSEMENT

Facilities managed or owned by HMCA receive reimbursements for their services through Medicare, Medicaid, managed care, private commercial insurance, third party administrators, Workers’ Compensation, No-Fault and other insurance.

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

 FONAR CORPORATION AND SUBSIDIARIES

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

In addition to the foregoing changes to the usage assumptions, CMS’ 2010 regulatory changes to the MPFS also included a downward adjustment to services primarily involving the technical component rather than the physician work component, by adjusting downward malpractice payments for these services. These adjustments have been phased in over a four year period. For our fiscal year ended June 30, 2018, Medicare revenues represented approximately 4.4% of the revenues for HMCA’s clients and subsidiaries as compared to 4.8% for the fiscal year ended June 30, 2017. In January, 2014 additional reductions in Medicare reimbursement were adopted, and New York State is expected to propose reducing Workers’ Compensation reimbursements.

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

Medicaid

The Medicaid program is a jointly-funded federal and state program providing coverage for low-income persons. In addition to federally-mandated basic services, the services offered and reimbursement methods vary from state to state. In many states, Medicaid reimbursement is patterned after the Medicare program; however, an increasing number of states have established or are establishing payment methodologies intended to provide healthcare services to Medicaid patients through managed care arrangements. In fiscal 2018, approximately 0.15% of the revenues of HMCA’s clients were attributable to Medicaid, as compared to 0.19% in fiscal 2017. Four of the Florida facilities (those owned by HMCA subsidiaries) do not participate in Medicaid.

 FONAR CORPORATION AND SUBSIDIARIES

Managed Care and Private Insurance.

Health Maintenance Organizations, or HMO’s, Preferred Provider Organizations, or PPOs, and other managed care organizations attempt to control the cost of healthcare services by a variety of measures, including imposing lower payment rates, preauthorization requirements, limiting services and mandating less costly treatment alternatives. Managed care contracting is competitive and reimbursement schedules in many cases can be at or below Medicare reimbursement levels. Some managed care organizations have reduced or otherwise limited, and other managed care organizations may reduce or otherwise limit, reimbursement in response to reductions in government reimbursement. These reductions could have an adverse impact on our financial condition and results of operations. These reductions have been, and any future reductions may be, similar to the reimbursement reductions proposed by CMS, Congress and the current federal government administration.

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

FONAR CORPORATION AND SUBSIDIARIES

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

In fiscal 2018, approximately 4.4% of the revenues of HMCA’s clients were attributable to Medicare and 0.15% were attributable to Medicaid. In fiscal 2017, approximately 5% of the revenues of HMCA’s clients were attributable to Medicare and 0.19% were attributable to Medicaid.

FONAR CORPORATION AND SUBSIDIARIES

Deficit Reduction Act (DRA)

On February 8, 2006, the President signed into law the DRA. Effective January 1, 2007, the DRA provides that Medicare reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) performed in freestanding facilities will be capped. Payment is the lesser of the Medicare Physician Fee Schedule or the Hospital Outpatient Prospective Payment System (OPPS) rates. Implementation of these reimbursement reductions contained in the DRA has had an adverse effect on our business. We have been able to counter this effect by increasing scan volumes at our owned and managed sites, through our vigorous marketing efforts installing additional equipment, and reducing our operating expenses.

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

HMCA’s clients and subsidiaries generate revenue from patients covered by no-fault insurance and workers' compensation programs. For the fiscal year ended June 30, 2018 approximately 56.8% of our clients’ receipts were from patients covered by no-fault insurance and approximately 8.3% of our client’s receipts were from patients covered by workers’ compensation programs. For the fiscal year ended June 30, 2017, approximately 54.5% of HMCA’s clients’ receipts were from patients covered by no-fault insurance and approximately 8.0% of HMCA’s clients’ receipts were from patients covered by workers’ compensation programs. The foregoing numbers do not include payments from third party administrators. In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA could be required to modify its business practices and services in ways that could be more costly to HMCA or in ways that decrease the revenues which HMCA receives from its clients.

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

EMPLOYEES

Fonar and HMCA had approximately 525 employees as of September 5, 2018. This total number included 12 in production, 27 in customer support, 10 in research and development, 9 in information technology, 63 in marketing and sales, 37 Florida technologists, 59 in billing and collections, 1 in field services and 307 in various administrative positions. Approximately 301 employees were employed at the MRI facilities managed or owned by HMCA, primarily in administrative positions.

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

2. Demand for MRI Scanners. The reduced reimbursement rates also affects our sales of MRI scanners negatively. With lower revenue projections, prospective customers would demand lower prices for scanners. Although the reduced reimbursements may not affect foreign demand, a lower number of sales in the aggregate could reduce economies of scale and consequently, profit margins.

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

7.  Eligibility Changes to Insurance Programs. Due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. Healthcare reform legislation will increase the participation of individuals in the Medicaid program in states that elect to participate in the expanded Medicaid coverage. A shift in payor mix from managed care and other private payors to government payors or an increase in the number of uninsured patients may result in a reduction in the rates of reimbursement or an increase in uncollectible receivables or uncompensated care, with a corresponding decrease in net revenue. Policies now being offered under various insurance plans are expected to reduce demand for MRI scans as they become less affordable. Changes in the eligibility requirements for governmental programs such as the Medicaid program and state decisions on whether to participate in the expansion of such programs also could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. These factors and events could have a material adverse effect on our business, financial condition, and results of operations.

 FONAR CORPORATION AND SUBSIDIARIES

8, Proposed Changes to New York Workers’ Compensation Benefits. A proposal was published by the New York State Workers’ Compensation Board (“NYSWCB”) in 2014 to change the fee schedule for Workers’ Compensation payments. Initially, the fees proposed would be set at approximately 130% of the Medicare fees. This would reduce fees for the most commonly billed radiology procedures by approximately 60%. Further, since the Workers’ Compensation fees are coupled with the New York State No Fault Program, radiology providers would suffer similar reductions for No-Fault fees. We and the HMCA clients wrote to the NYSWCB to argue against this proposal, and other affected parties commented as well. Since then, no further action has been taken by the NYSWCB to advance the 2014 proposal. On the contrary, the NYSWCB recently established an overall statewide fee increase for all provider types for services performed on or after October 1, 2018. There can be no assurance, however, that the NYSWCB will not modify their present position, or if they elect to do so, the extent to which the NYSWCB would do so. A significant reduction in Workers’ Compensation and No-Fault fees could have a material adverse impact on our business while an increase would further improve financial results.

9. Possible changes in Florida Insurance Law. A bill has been introduced into the Florida legislature, whose goal is to eliminate the no-fault system and the requirement that motorists carry personal injury protection, commonly referred to as “PIP”. In March of 2018, however, a Florida senate subcommittee rejected a bill to repeal PIP. Future efforts to repeal PIP, however, may be successful. Currently, drivers and passengers get car damages and PIP, paid for up to $10,000, no matter who is at fault in an accident. Drivers have to pay an additional cost to insurance companies to pay for bodily injuries, which covers them if they are at fault. While PIP is required, coverage for bodily injury is not. The insurance industry is pushing to scrap PIP and instead mandate all motorists to carry coverage that includes a minimum of $25,000 bodily injury if they are at fault. Eliminating PIP would mean that the $10,000 drivers now get paid toward medical costs through their insurers might not be there for them to pay for injured drivers. Importantly, payments would be reduced by approximately 60% due to claims being paid at commercial rates or through legal settlements instead of at the presently prevailing PIP fee schedule. This would negatively impact our seven diagnostic imaging facilities (both those we own and those we manage) with more unpaid bills, lower reimbursement rates and elongated waiting times.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS - None.

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

Fiscal Quarter				High	Low
January	—	March	2016	$18.27	$12.76
April	—	June	2016	$21.95	$13.65
July	—	September	2016	$23.90	$19.10
October	—	December	2016	$21.01	$15.70
January	—	March	2017	$20.85	$17.30
April	—	June	2017	$29.40	$17.20
July	—	September	2017	$31.90	$25.31
October	—	December	2017	$33.75	$21.10
January	—	March	2018	$29.95	$22.15
April	—	June	2018	$30.10	$25.31
July	—	September 11	2018	$28.80	$23.70

 FONAR CORPORATION AND SUBSIDIARIES

The following graph compares the annual change in the Company’s cumulative total shareholder return on its Common Stock during a period commencing on June 30, 2013 and ending on June 30, 2018 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (B) the difference between the Company’s share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the cumulative total return of each of: (a) the CRSP Composite Total Return Index for Nasdaq (“Nasdaq”); (b) the CRSP Total Return Index for Nasdaq Medical Equipment Manufacturers (“Nas-MED”); and (c) the CRSP Total Return Index for Nasdaq Healthcare companies (“Nas-Hea.”) during such period, assuming a $100 investment on June 30, 2013. The stock price performance on the graph below is not necessarily indicative of future price performance.

FONAR
STOCK PERFORMANCE GRAPH
$500.00
$400.00
$300.00
$200.00
$100.00
FONR
FONAR
Common
Stock
NASDAQ
NAS-Med
NAS-Hea
June 29, 2013
June 28, 2014
June 30, 2015
June 30, 2016
June 30, 2017
June 30, 2018

Relative Dollar Values

FONAR Common Stock	6/29/2013	6/28/2014	6/30/2015	6/30/2016	6/30/2017	6/30/2018
FONR	$100.00	185.98	161.28	310.37	423.03	404.74
NASDAQ	$100.00	131.17	150.1	147.56	189.34	234.02
NAS-Med	$100.00	130.18	153.47	178.47	211.8	244.63
NAS-Hea	$100.00	124.03	177.66	168.09	201.55	249.93

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data has been extracted from our consolidated financial statements for the five years ended June 30, 2018. This consolidated selected financial data should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this form.

As of and For the Periods Ended June 30,

As of and For the Periods Ended June 30,	2018	2017	2016	2015	2014
STATEMENT OF OPERATIONS
Revenues	$81,515,994	$78,036,586	$73,368,210	$69,050,996	$68,505,477
Cost of revenues	$41,950,770	$38,052,425	$38,870,898	$38,404,281	$37,247,449
Research and Development Expenses	$1,755,747	$1,480,670	$1,631,846	$1,812,398	$1,760,821
Net Income	$25,452,185	$23,678,798	$18,795,517	$15,430,383	$13,396,769
Basic Net Income per common share	$3.16	$2.98	$2.43	$2.00	$1.62
Diluted Net Income per common share	$3.10	$2.92	$2.38	$1.95	$1.58
Basic weighted average number of shares outstanding	6,287,510	6,161,599	6,050,893	6,050,632	6,009,822
Diluted Weighted average number of shares outstanding	6,415,014	6,289,103	6,178,397	6,178,136	6,137,326
BALANCE SHEET DATA
Working capital	52,497,840	39,177,703	$24,946,326	$24,828,161	$21,898,699
Total Assets	$118,310,945	$98,762,566	$84,887,606	$76,492,077	$76,789,843
Long-term debt and obligations under capital leases	$306,035	$336,761	$2,059,236	$5,699,302	$8,481,830
Stockholder’s equity	$102,234,471	$82,909,953	$60,776,307	$50,783,513	$45,906,592

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

For the fiscal years ended June 30, 2018 and June 30, 2017 11.0% and 10.5%, respectively, of total revenues were derived from contracts with facilities owned by Dr. Raymond V. Damadian, the President and principal stockholder of Fonar. The agreements with these MRI facilities are for one-year terms which renew automatically on an annual basis, unless terminated. The fees for these sites, which are located in Florida, are flat monthly fees.

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

Our reported amounts of assets and liabilities in our consolidated balance sheets at the dates of the financial statements;

Our disclosure of contingent assets and liabilities at the dates of the financial statements; and

Our reported amounts of net revenue and expenses in our consolidated statements of operations during the reporting periods.

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

FONAR CORPORATION AND SUBSIDIARIES

We continuously, qualitatively and quantitatively evaluate the realizability (including both positive and negative evidence) of the net deferred tax assets and assess the valuation allowance periodically. Our evaluation considers the financial condition of the Company and both the business conditions and regulatory environment of the industry. If future taxable income or other factors are not consistent with our expectations, an adjustment to our allowance for net deferred tax assets may be required. For net deferred tax assets we consider estimates of future taxable income, including tax planning strategies, in determining whether our net deferred tax assets are more likely than not to be realized. Our ability to project future taxable income may be significantly affected by our ability to determine the impact of regulatory changes which could adversely affect our future profits. As a result, the benefits of our net operating loss carry forwards could expire before they are fully utilized.

At June 30, 2018, the deferred tax asset was valued at $22,689,011. At June 30, 2017, the net deferred tax asset was valued at $17,861,777.

For the year ended June 30, 2018, the Company recorded income tax benefits associated with changes to the net deferred income tax assets of $4,827,234 and also the benefits associated with an AMT Carryforward Tax Credit of $1,200,000, available as a cash refund. These income tax benefits were precipitated in combination by both the Tax Cuts and Jobs Act enacted in December, 2017, which decreased the corporate income tax rate from 35% to 21%, effective January 1, 2018, and the continued strength of the business.

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

FONAR CORPORATION AND SUBSIDIARIES

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (Topic 606). ASU 2014-09 requires an entity to recognize as revenue the amount that reflects the consideration which it expects to be entitled in exchange for goods and services as it transfers control to its customers. It also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company earns revenue from the sale of scanners, maintenance contracts, product upgrades, patient services and management fees. Under the new guidance, the reporting for patient services revenue will be reported differently. All other streams of revenue will not be impacted by the new guidance. The primary change for healthcare providers under the new guidance relates to revenue generated from patient services, with patient responsibility for payment. Under the new guidance, the Company is required to report an implicit price concession (both initially and for the subsequent changes in estimates) as a reduction of revenues as opposed to bad debt expense as a component of operating expenses. The Company will record any changes in expectation of collection amounts due to patient specific events that suggests that the patient no longer has the ability and intent to pay the amount due through the bad debt expense, as that is more indicative of a change in the customer’s credit worthiness as opposed to change in the transaction price.

The new standard supersedes most current revenue guidance, including industry-specific guidance. The guidance became effective for the Company on July 1, 2018 and as part of adopting the standard, the Company identified revenue streams of like contracts to allow for ease of implementation. The Company used primarily a portfolio approach to apply the new model to classes of customers with similar characteristics. The impact of adopting the new standard on our total revenue; and income from operations is not material. While the adoption of ASU 2014-09 will impact the presentation of net operating revenues in our Consolidated Statements of Operations and will impact certain disclosures, it will not materially impact our financial position, results of operations or cash flows. There was no cumulative effect of a change in accounting principle recorded related to the adoption of ASU 2014-09 on July 1, 2018.

RESULTS OF OPERATIONS. FISCAL 2018 COMPARED TO FISCAL 2017

In fiscal 2018, we recognized net income of $25.5 million on revenues of $81.5 million, as compared to net income of $23.7 million on revenues of $78.0 million for fiscal 2017. This represents an increase in revenues of 4.5%. Patient fee revenue net of contractual allowances increased by 7.7%. Total costs and expenses increased by 4.9%. Our consolidated operating results improved by $600,000 to an operating income of $19.7 million for fiscal 2018 as compared to operating income of $19.1 million for fiscal 2017.

Discussion of Operating Results of Medical Equipment Segment

Fiscal 2018 Compared to Fiscal 2017

Revenues attributable to our medical equipment segment decreased by 12.3% to $9.8 million in fiscal 2018 from $11.2 million in fiscal 2017, with product sales revenues decreasing by 61.7% from $1.6 million in fiscal 2017 to $603,000 in fiscal 2018. Service revenue decreased from $9.6 million in fiscal 2017 to $9.2 million in fiscal 2018.

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

FONAR CORPORATION AND SUBSIDIARIES

The operating results for the medical equipment segment increased from an operating loss of $2.3 million in fiscal 2017 to an operating loss of $3.0 million in fiscal 2018. The losses are attributable most significantly to the fact that costs increased by a greater amount than revenues.

We recognized revenues of $43,000 from the sale of our Upright® MRI scanners in fiscal 2018, while in fiscal 2017, we recognized revenues of $714,000 from the sale of Upright® MRI scanners.

Research and development expenses, increased to $1.8 million in fiscal 2018 from $1.5 million in fiscal 2017. Our expenses for fiscal 2018 represented continued research and development of Fonar’s scanners, Fonar’s new hardware and software product, Sympulse® and new surface coils to be used with the Upright® MRI scanner.

Discussion of Operating Results of Physician and Diagnostic Services Management Segment.

Fiscal 2018 Compared to Fiscal 2017

Revenues attributable to the Company's physician and diagnostic services management segment, HMCA, increased by 7.3% to $71.7 million in fiscal 2018 from $66.8 million in fiscal 2017. The increase in revenues was due to $1.0 million of patient fees (net of contractual allowances and discounts less provision for bad debts) from patient and third party payors recognized by four of the facilities in Florida. One of these locations added additional medical equipment which allowed it to increase volume coupled with an increase in management and other fees of $5.0 million.

Cost of revenues as a percentage of the related revenues for our physician and diagnostic services management segment increased from $34.1 million or 51.0% of related revenues for the year ended June 30, 2017 to $37.9 million, or 52.0% of related revenues for the year ended June 30, 2018. The revenues increased more than the costs relating to these revenues.

Operating results of this segment increased from operating income of $21.4 million in fiscal 2017 to operating income of $22.7 million in fiscal 2018. We believe that our efforts to expand and improve the operation of our physician and diagnostic services management segment are directly responsible for the profitability of this segment and our company as a whole.

Discussion of Certain Consolidated Results of Operations

Fiscal 2018 Compared to Fiscal 2017

Interest and investment income increased in 2018 compared to 2017. We recognized interest income of $262,569 in 2018 as compared to $193,141 in fiscal 2017, representing a increase of 35.9%.

Interest expense of $160,074 was recognized in fiscal 2018, as compared to interest expense recovery of $28,299 in fiscal 2017. This was due to additional principal payments being made to retire our debt.

While revenue increased by 4.5%, selling, general and administrative expenses decreased by 6.6% to $18.1 million in fiscal 2018 from $19.4 million in fiscal 2017.

The compensatory element of stock issuances decreased from approximately $2,397,276 in fiscal 2017 to $0 in fiscal 2018, reflecting a decrease in Fonar’s use of its stock bonus plans.

FONAR CORPORATION AND SUBSIDIARIES

A recovery of bad debts of $614,680 in fiscal 2018, as compared to a provision for bad debts of $477,577 in fiscal 2017, reflected an increase in reserves for certain indebtedness and some bad debt recoveries in fiscal 2018 by our physician and diagnostic services management segment. In addition in fiscal 2018, the Company recorded a provision for bad debts for patient fee revenue of $17.9 million for the MRI facilities in Florida which bill patients and third party payors directly. The three Florida sites managed by HMCA jointly and severally guaranteed the payment of their management fees to HMCA, further securing HMCA’s management fee receivables.

Revenue from service and repair fees decreased from $9.6 million in fiscal 2017 to $9.2 million in fiscal 2018.

Continuing our tradition as the originator of MRI, we remain committed to maintaining our position as the leading innovator of the industry through investing in research and development. In fiscal 2018 we continued our investment in the development of our new MRI scanners, together with software and upgrades, with an investment of $1,755,747 in research and development, none of which was capitalized, as compared to $1,480,670, none of which was capitalized, in fiscal 2017. The research and development expenses were approximately 17.8% of revenues attributable to our medical equipment segment and 2.1% of total revenues in 2018, and 13.21% of medical equipment segment revenues and 1.9% of total revenues in fiscal 2017. This represented a 18.6% decrease in research and development expenditures in fiscal 2018 as compared to fiscal 2017.

For the physician and diagnostic services management segment, HMCA, revenues increased, from $66.8 million in fiscal 2017 to $71.7 million in fiscal 2018. This is primarily attributable to an increase in patient scans resulting from our marketing efforts.

For the fiscal year 2018 the Company recorded an income tax benefit, net of $4.9 million compared with $5.0 million for 2017. The income tax benefits is attributable to the expected tax benefits associated with the projected realization and utilization of our net operating losses in future periods. The Company has recorded a deferred tax asset of $22.7 million as of June 30, 2018, primarily relating to the tax benefits from the net operating loss carry forwards available to offset future taxable income. The utilization of these tax benefits is dependent on the Company generating future taxable income. The Company is projecting to generate taxable income in future periods, although they cannot accurately anticipate the full impact of the adoption or repeal of healthcare regulations, including changes in MRI scanning reimbursement rates, which could impact operations.

RESULTS OF OPERATIONS. FISCAL 2017 COMPARED TO FISCAL 2016

In fiscal 2017, we recognized net income of $23.7 million on revenues of $78.0 million, as compared to net income of $18.8 million on revenues of $73.4 million for fiscal 2016. Our consolidated operating results improved by $4.5 million to an operating income of $19.1 million for fiscal 2017 as compared to an operating income of $14.4 million for fiscal 2016.

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

Product sales to unrelated parties decreased by 23.1% in fiscal 2017 from $1.3 million in fiscal 2016 to $1.6 million in fiscal 2017. There were no product sales to related parties in fiscal 2017 or 2016.

The operating results for the medical equipment segment decreased from loss of $1.9 million in fiscal 2016 to an operating loss of $2.3 million in fiscal 2017. This decrease was attributable most significantly to the fact that costs increased and the revenues decreased.

FONAR CORPORATION AND SUBSIDIARIES

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

Discussion of Operating Results of Physician and Diagnostic Services Management Segment.

Fiscal 2017 Compared to Fiscal 2016

Revenues attributable to the Company's physician and diagnostic services management segment, HMCA, increased by 6.8% to $66.8 million in fiscal 2017 from $62.6 million in fiscal 2016. The increase in revenues was primarily due to including $1.8 million of patient fees (net of contractual allowances and discounts less provision for bad debts) from patient and third party payors recognized by four of the facilities in Florida.

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

Discussion of Certain Consolidated Results of Operations

Fiscal 2017 Compared to Fiscal 2016

Interest and investment income decreased in 2017 compared to 2016. We recognized interest income of $193,141 in 2017 as compared to $224,263 in fiscal 2016, representing a decrease of 13.9%.

Interest expense recovery of $28,299 was recognized in fiscal 2017, as compared to $262,193 in fiscal 2016.

While revenue increased by 6.4%, selling, general and administrative expenses increased by 4.8% to $19.4 million in fiscal 2017 from $18.5 million in fiscal 2016.

The compensatory element of stock issuances decreased from $2,006 in fiscal 2016 to $2,397,276 in fiscal 2017, reflecting a decrease in Fonar’s use of its stock bonus plans to pay employees and others.

The higher provision for bad debts of $477,577 in fiscal 2017 as compared to $202,000 in fiscal 2016, reflected an increase in reserves for certain indebtedness in fiscal 2017 by our physician and diagnostic services management segment. In addition in fiscal 2017, the Company recorded a provision for bad debts for patient fee revenue of $16.2 million for the four MRI facilities in Florida which bill patients and third party payors directly. The three Florida sites managed by HMCA jointly and severally guaranteed the payment of their management fees to HMCA, further securing HMCA’s management fee receivables.

For the fiscal year 2017 the Company recorded an income tax benefit of $5.0 million compared with $4.3 million for 2016. The income tax benefit is attributable to the income tax benefits associated with the increase in the deferred tax asset for the years then ended. The Company recorded a deferred tax asset of $17.9 million as of June 30, 2017 relating to the tax benefits resulting from the net operating loss carry forwards available to be offset in the future.

FONAR CORPORATION AND SUBSIDIARIES

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

Certain third-party payors have proposed and implemented changes in the methods and rates of reimbursement that have had the effect of substantially decreasing reimbursement for diagnostic imaging services that HMCA’s clients provide. To the extent reimbursement from third-party payors is reduced, it will likely have an adverse impact on the rates they pay us, as they would need to reduce the management fees they pay HMCA to offset such decreased reimbursement rates. Furthermore, many commercial health care insurance arrangements are changing, so that individuals bear greater financial responsibility through high deductible plans, co-insurance and higher co-payments, which may result in patients delaying or foregoing medical procedures. More frequently, however, patients are scanned and we experience difficulty in collecting deductibles and co-payments. We expect that any further changes to the rates or methods of reimbursement for services, which reduce the reimbursement per scan of our clients may partially offset the increases in scan volume we are working to achieve for our clients, and indirectly will result in a decline in our revenues. We have offset reimbursement cuts by increasing capacity at existing sites and by acquiring new centers. While there can be no assurance we will be able to continue this in the future, we are continuously on the lookout for growth opportunities.

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

FONAR CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash, and cash equivalents increased by 93.6% from $10.1 million at June 30, 2017 to $19.6 million at June 30, 2018.

Cash provided by operating activities for fiscal 2018 approximated $18.7 million. Cash provided by operating activities was attributable to the net income of $25.5 million, depreciation and amortization of $3.9 million, which was offset by the deferred income tax benefit of $4.9 million and the increase in accounts, medical and management fee receivables of $4.3 million.

Cash used in investing activities for fiscal 2018 approximated $2.9 million. The use of cash from investing activities was attributable to purchases of property and equipment of $2.8 million, costs of acquisitions of $58,000, and costs of patents of $109,000.

Cash used by financing activities for fiscal 2018 approximated $6.3 million. The principal uses of cash in financing activities included the repayment of loans and capital lease obligations of $172,000 million, and distributions to non-controlling interests of $6.1 million.

Total liabilities increased by 1.4% during fiscal 2018, from approximately $15.9 million at June 30, 2017 to approximately $16.1 million at June 30, 2018.

As at June 30, 2018, our obligations included approximately $3.6 million in various state sales taxes, inclusive of penalties and interest. The Company is in the process of negotiating settlements of these obligations.

At June 30, 2018, we had working capital of approximately $52.5 million as compared to working capital of $39.2 million at June 30, 2017, and stockholders’ equity of $102.2 million at June 30, 2018 as compared to stockholders’ equity of $82.9 million at June 30, 2017. For the year ended June 30, 2018, we realized a net income of $25.5 million.

Our principal sources of liquidity are derived from revenues.

Our business plan includes a program for manufacturing and selling our Upright® MRI scanners. In addition, we are enhancing our revenue by participating in the physician and diagnostic services management business through our subsidiary, HMCA and have upgraded the facilities which it manages, most significantly by the replacement of the original MRI scanners with new Upright® MRI scanners. Presently, 24 of the 26 MRI facilities managed by HMCA, are equipped with Upright® MRI scanners. We have also intensified our marketing activities through the hiring of additional marketers for HMCA’s clients.

Our business plan also calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from our installed base of scanners were $9.6 million for the year ended June 30, 2017 and $9.3 million for the year ended June 30, 2018.

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

FONAR CORPORATION AND SUBSIDIARIES

Revenues from HMCA have been the principal reason for our profitability, and we have so far been able to maintain and increase such revenues by increasing the number of scans being performed by the sites we manage and those we own, notwithstanding reductions in reimbursement rates from third party payors. The likelihood and effect of any subsequent reductions is not fully known.

Capital expenditures for fiscal 2018 approximated $2.9 million. Capitalized patent costs were approximately $109,000 Purchases of property and equipment were approximately $2.8 million.

Fonar has not committed to making capital expenditures in the 2019 fiscal year, except for acquiring an additional scanner to place at the Tallahassee site and providing a new scanner to replace the scanner at the Miami site.

The Company believes that its business plan has been responsible for the past four consecutive fiscal years of profitability (fiscal 2018, fiscal 2017, fiscal 2016 and fiscal 2015) and that its capital resources will be adequate to support operations at current levels through June 30, 2019.

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

 FONAR CORPORATION AND SUBSIDIARIES

ITEM 8.

FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	40

CONSOLIDATED BALANCE SHEETS
At June 30, 2018 and 2017	41

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended June 30, 2018, 2017 and 2016	44

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2018, 2017 and 2016	46

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2018, 2017 and 2016	49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FONAR Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the three year period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of June 30, 2018, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated September 20, 2018, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor since 1990, such date takes into account the merger of Tabb, Conigliaro and McGann, P.C. (“Tabb”) into another firm in approximately 2001 and the former partners of Tabb joining Marcum LLP in 2002.

Marcum LLP

New York, New York

September 20, 2018

 FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2018	2017
Current Assets:
Cash and cash equivalents	$19,633,742	$10,139,621
Accounts receivable – net of allowances for doubtful accounts of $190,244 at June 30, 2018 and 2017	3,813,576	4,321,760
Medical receivables –net of allowances for doubtful accounts of $22,727,698 and $19,853,318 at June 30, 2018 and 2017, respectively	13,350,772	11,744,704
Management and other fees receivable – net of allowances for doubtful accounts of $10,983,022 and $12,859,750 at June 30, 2018 and 2017, respectively	21,863,431	18,593,894
Management and other fees receivable – related party medical practices – net of allowances for doubtful accounts of $1,711,385 and $582,001 at June 30, 2018 and 2017, respectively	5,535,096	4,959,598
Costs and estimated earnings in excess of billings on uncompleted contracts	86,638	736,061
Inventories	1,431,380	1,624,262
Prepaid expenses and other current assets	1,349,907	1,293,806

Total Current Assets	67,064,542	53,413,706
Income taxes receivable	1,200,000	—
Deferred income tax asset	22,689,011	17,861,777
Property and Equipment – Net	16,492,278	16,462,504
Goodwill	3,985,397	3,927,123
Other Intangible Assets – Net	5,601,656	6,644,504
Other Assets	1,278,061	452,952
Total Assets	$118,310,945	$98,762,566

See accompanying notes to consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

 LIABILITIES

	June 30,
	2018	2017
Current Liabilities:
Current portion of long-term debt and capital leases	$38,332	$180,090
Accounts payable	1,300,250	1,423,217
Other current liabilities	8,177,995	7,203,278
Unearned revenue on service contracts	4,191,930	4,641,534
Customer deposits	858,195	787,884
Total Current Liabilities	14,566,702	14,236,003

Long-Term Liabilities:
Deferred income tax liability	239,011	331,527
Due to related party medical practices	227,543	227,543
Long-term debt and capital leases, less current portion	306,035	336,761
Other liabilities	737,183	720,779
Total Long-Term Liabilities	1,509,772	1,616,610
Total Liabilities	16,076,474	15,852,613

Commitments, Contingencies and Other Matters

See accompanying notes to consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

STOCKHOLDERS' EQUITY

	June 30,
	2018	2017
Stockholders' Equity:
Class A non-voting preferred stock $.0001 par value; 453,000 shares authorized at June 30, 2018 and 2017, 313,438 issued and outstanding at June 30, 2018 and 2017	$31	$31
Preferred stock $.001 par value; 567,000 shares authorized at June 30, 2018 and 2017, issued and outstanding – none	—	—
Common stock $.0001 par value; 8,500,000 shares authorized at June 30, 2018 and 2017, 6,299,154 issued at June 30, 2018 and 2017; 6,287,511 outstanding at June 30, 2018 and 2017	630	630
Class B convertible common stock (10 votes per share) $.0001 par value; 227,000 shares authorized at June 30, 2018 and 2017, 146 issued and outstanding at June 30, 2018 and 2017	—	—
Class C common stock (25 votes per share) $.0001 par value; 567,000 shares authorized at June 30, 2018 and 2017, 382,513 issued and outstanding at June 30, 2018 and 2017	38	38
Paid-in capital in excess of par value	179,131,780	179,131,780
Accumulated deficit	(79,772,587)	(101,003,389)
Notes receivable from employee stockholders	(9,213)	(16,546)
Treasury stock, at cost – 11,643 shares of common stock at June 30, 2018 and 2017	(675,390)	(675,390)
Total Fonar Corporation’s Stockholders’ Equity	98,675,289	77,437,154
Noncontrolling interests	3,559,182	5,472,799
Total Stockholders' Equity	102,234,471	82,909,953
Total Liabilities and Stockholders' Equity	$118,310,945	$98,762,566

See accompanying notes to consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended June 30,
	2018	2017	2016
Revenues
Product sales – net	$602,541	$1,572,148	$1,276,882
Service and repair fees – net	9,124,728	9,537,040	9,396,736
Service and repair fees – related parties – net	110,000	110,000	110,000
Patient fee revenue, net of contractual allowances and discounts	39,165,413	36,400,600	32,985,809
Provision for bad debts for patient fee	(17,896,528)	(16,171,434)	(14,539,786)
Management and other fees – net	41,422,958	38,361,514	36,633,230
Management and other fees – related party medical practices – net	8,986,882	8,226,718	7,505,339
Total Revenues – Net	81,515,994	78,036,586	73,368,210
Costs and Expenses
Costs related to product sales	751,221	931,501	1,254,328
Costs related to service and repair fees	3,212,527	2,996,736	2,148,143
Costs related to service and repair fees – related parties	38,728	34,564	25,147
Costs related to patient fee revenue	10,256,951	8,987,673	9,418,935
Costs related to management and other fees	22,778,202	20,828,581	21,949,583
Costs related to management and other fees – related party medical practices	4,913,141	4,273,370	4,074,762
Research and development	1,755,747	1,480,670	1,631,846
Selling, general and administrative, inclusive of compensatory element of stock issuances of $0, $2,397,276 and $2,006 for the years ended June 30, 2018, 2017 and 2016, respectively	18,125,266	19,407,411	18,509,850
Total Costs and Expenses	61,831,783	58,940,506	59,012,594
Income from Operations	19,684,211	19,096,080	14,355,616
Other Income and (Expenses):
Interest expense	(160,074)	28,299	(262,193)
Investment income	262,569	193,141	224,263
Other (expense) income – net	(4,271)	(1,156)	190,560
Income before benefit for income taxes and noncontrolling interests	19,782,435	19,316,364	14,508,246
Benefit for Income Taxes	5,669,750	4,362,434	4,287,271
Net Income	$25,452,185	$23,678,798	$18,795,517
Net Income – Noncontrolling Interests	(4,221,383)	(4,058,177)	(3,070,892)
Net Income – Attributable to FONAR	$21,230,802	$19,620,621	$15,724,625

See accompanying notes to consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

	For the Years Ended June 30,
	2018	2017	2016
Net Income Available to Common Stockholders	$19,899,823	$18,390,586	$14,702,834
Net Income Available to Class A Non-Voting Preferred Stockholders	$992,005	$916,769	$761,561
Net Income Available to Class C Common Stockholders	$338,974	$313,266	$260,230
Basic Net Income Per Common Share Available to Common Stockholders	$3.16	$2.98	$2.43
Diluted Net Income Per Common Share Available to Common Stockholders	$3.10	$2.92	$2.38
Basic and Diluted Income Per Share – Class C Common	$0.89	$0.82	$0.68
Weighted Average Basic Shares Outstanding – Common Stockholders	6,287,510	6,161,599	6,050,893
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,415,014	6,289,103	6,178,397
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	382,513	382,513	382,513

See accompanying notes to consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

	Class A Non-Voting Preferred	Common Shares	Stock Amount	Class C Common Stock
Balance - June 30, 2015	$31	6,050,840	$607	$38
Net income	—	—	—	—
Stock issued to employees under stock bonus plans	—	146	—	—
Payments on notes receivable from employee stockholders	—	—	—	—
Stock option exercised	—	180	—	—
Redemption of noncontrolling interests	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—
Balance - June 30, 2016	$31	6,051,166	$607	$38
Net income	—	—	—	—
Stock issued to employees under stock bonus plans	—	193,221	19	—
Payments on notes receivable from employee stockholders	—	—	—	—
Issuance of stock for acquistion	—	42,884	4	—
Distributions to noncontrolling interests	—	—	—	—
Stock option exercised	—	240	—	—
Balance - June 30, 2017	$31	6,287,511	$630	$38
Net income	—	—	—	—
Payments on notes receivable from employee stockholders	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—
Balance - June 30, 2018	$31	6,287,511	$630	$38

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

	Paid-in Capital in Excess of Par Value	Accumulated Deficit	Notes Receivable From Employee Stockholders
Balance - June 30, 2015	$175,447,586	$(136,348,635)	$(31,495)
Net income	—	15,724,625	—
Stock issued to employees under stock bonus plans	2,006	—	—
Payments on notes receivable from employee stockholders	—	—	7,616
Stock option exercised	1,755	—	—
Redemption of noncontrolling interests	(1,749,012)		—
Distributions to noncontrolling interests	—	—	—
Balance - June 30, 2016	$173,702,335	$(120,624,010)	$(23,879)
Net income	—	19,620,621	—
Stock issued to employees under stock bonus plans	4,636,559	—	—
Payments on notes receivable from employee stockholders	—	—	7,333
Issuance of stock for acquisition	791,206	—	—
Distributions to noncontrolling interests	—		—
Stock option exercised	1,680	—	—
Balance - June 30, 2017	$179,131,780	$(101,003,389)	$(16,546)
Net income	—	21,230,802	—
Payments on notes receivable from employee stockholders	—	—	7,333
Distributions to noncontrolling interests	—	—	—
Balance - June 30, 2018	$179,131,780	$(79,772,587)	$(9,213)

See accompanying notes to consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

	Treasury Stock	Noncontrolling Interests	Total
Balance - June 30, 2015	$(675,390)	$12,390,771	$50,783,513
Net income	—	3,070,892	18,795,517
Stock issued to employees under stock bonus plans	—	—	2,006
Payments on notes receivable from employee stockholders	—	—	7,616
Stock option exercised	—	—	1,755
Redemption of noncontrolling interests	—	(1,155,988)	(2,905,000)
Distributions to noncontrolling interests	—	(5,909,100)	(5,909,100)
Balance - June 30, 2016	$(675,390)	$8,396,575	$60,776,307
Net income	—	4,058,177	23,678,798
Stock issued to employees under stock bonus plans	—	—	4,636,578
Payments on notes receivable from employee stockholders	—	—	7,333
Issuance of stock for acquistion	—	—	791,210
Distributions to noncontrolling interests		(6,981,953)	(6,981,953)
Stock option exercised	—	—	1,680

Balance - June 30, 2017	$(675,390)	$5,472,799	$82,909,953
Net income	—	4,221,383	25,452,185
Payments on notes receivable from employee stockholders	—	—	7,333
Distributions to noncontrolling interests	—	(6,135,000)	(6,135,000)
Balance - June 30, 2018	$(675,390)	$3,559,182	$102,234,471

See accompanying notes to consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$25,452,185	$23,678,798	$18,795,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,899,851	3,533,564	3,297,289
Abandoned patents or software written off	—	—	88,796
Provision for bad debts	(614,680)	477,577	(201,949)
Deferred income tax benefit – net	(4,919,750)	(4,969,669)	(4,647,767)
Income tax receivable	(1,200,000)	—	—
Gain on acquisition	—	—	(192,999)
Compensatory element of stock issuances	—	2,397,276	2,006
Stock issued for costs and expenses	—	2,239,302	—
Stock option exercised	—	1,680	1,755
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivables	(4,328,239)	(5,899,611)	(3,557,507)
Notes receivable	(894,665)	11,511	28,280
Costs and estimated earnings in excess of billings on uncompleted contracts	649,423	(736,061)	681,660
Inventories	192,882	450,038	117,549
Prepaid expenses and other current assets	(1,553)	(513,507)	72,718
Other assets	15,008	254,721	18,054
Increase (decrease) in operating liabilities, net:
Accounts payable	(122,967)	168,733	(527,957)
Other current liabilities	525,113	(3,660,895)	3,065,673
Customer advances	70,311	(410,855)	(739,074)
Billings in excess of costs and estimated earnings on uncompleted contracts	—	(206,623)	64,406
Other liabilities	16,404	8,783	242,798
Due to related party medical practices	—	(17,498)	8,121
NET CASH PROVIDED BY OPERATING ACTIVITIES	18,739,323	16,807,264	16,617,369

See accompanying notes to consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2018	2017	2016
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,777,948)	(2,851,158)	(712,216)
Cost of acquisition	(58,274)	(1,312,769)	(4,223,567)
Cost of patents	(108,829)	(155,156)	(113,072)
NET CASH USED IN INVESTING ACTIVITIES	(2,945,051)	(4,319,083)	(5,048,855)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings and capital lease obligations	(172,484)	(3,990,078)	(3,682,519)
Repayment of notes receivable from employee stockholders	7,333	7,333	7,616
Distributions to noncontrolling interests	(6,135,000)	(6,981,953)	(5,909,100)
Redemption of noncontrolling interests	—	—	(2,905,000)
Proceeds received from acquisition -net	—	87,829	—
NET CASH USED IN FINANCING ACTIVITIES	(6,300,151)	(10,876,869)	(12,489,003)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,494,121	1,611,312	(920,489)
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	10,139,621	8,528,309	9,448,798
CASH AND CASH EQUIVALENTS – END OF YEAR	$19,633,742	$10,139,621	$8,528,309

See accompanying notes to consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018, 2017 and 2016

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

JUNE 30, 2018, 2017 and 2016

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

Property and Equipment

Property and equipment procured in the normal course of business is stated at cost. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is being depreciated for financial accounting purposes using the straight-line method over their estimated useful lives. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenses for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Maintenance and repair expenses totaled approximately $1,451,000, $1,116,000 and $1,113,000 for the years ended June 30, 2018, 2017 and 2016, respectively. The estimated useful lives in years are generally as follows:

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

JUNE 30, 2018, 2017 and 2016

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

JUNE 30, 2018, 2017 and 2016

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

Acquired assets and assumed liabilities

Pursuant to ASC No. 805-10-25, if the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, but during the allowed measurement period not to exceed one year from the acquisition date, the Company adjusts the provisional amounts recognized at the acquisition date by means of adjusting the amount recognized for goodwill.

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

Revenue under management contracts is recognized based upon contractual agreements for management services rendered by the Company primarily under various long-term agreements with various medical providers (the "PCs"). As of June 30, 2018, the Company has twenty two management agreements of which three are with PC’s owned by Raymond V. Damadian, M.D., Chairman of the Board of FONAR (“the Related medical practices”) and nineteen are with PC’s, which are all located in the state of New York (“the New York PC’s”), owned by two unrelated radiologists. The contractual fees for services rendered to the PCs consists of fixed monthly fees per diagnostic imaging facility ranging from approximately $66,000 to $439,000. All fees are re-negotiable at the anniversary of the agreements and each year thereafter. Revenue under lease contracts is recognized based upon contractual agreements for the leasing of medical equipment primarily under long term contracts to various unrelated PC’s. All fees are re-negotiable at the anniversary of the agreements and each year thereafter.

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

JUNE 30, 2018, 2017 and 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

The Company’s patient fee revenues, net of contractual allowances and discounts less the provision for bad debts for the years ended June 30, 2018, 2017 and 2016 are summarized in the following table.

	For the Year Ended June 30,
	2018	2017	2016
Commercial Insurance/ Managed Care	$4,729,514	$4,904,892	$4,659,322
Medicare/Medicaid	1,233,078	1,274,436	1,182,552
Workers' Compensation/Personal Injury	25,358,543	23,240,829	20,888,856
Other	7,844,278	6,980,443	6,255,079
Patient Fee Revenue, net of contractual allowances and discounts	39,165,413	36,400,600	32,985,809
Provision for Bad Debts	(17,896,528)	(16,171,434)	(14,539,786)
Net Patient Fee Revenue	$21,268,885	$20,229,166	$18,446,023

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense approximated $607,000, $531,000 and $535,000 for the years ended June 30, 2018, 2017 and 2016, respectively.

Shipping Costs

The Company’s shipping and handling costs are included in revenue from product sales and the related expense included in costs related to product sales is $9,370, $8,224 and $11,077 for the years ended June 30, 2018, 2017 and 2016, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018, 2017 and 2016

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class Method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the years ended June 30, 2018, 2017 and 2016.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the years ended June 30, 2018, 2017 and 2016, diluted EPS for common shareholders includes 127,504 shares upon conversion of Class C Common.

	June 30, 2018
Basic	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$21,230,802	$19,899,823	$338,974
Denominator:
Weighted average shares outstanding	6,287,510	6,287,510	382,513
Basic income per common share	$3.38	$3.16	$0.89
Diluted
Denominator:
Weighted average shares outstanding		6,287,510	382,513
Class C Common Stock		127,504	—
Total Denominator for diluted earnings per share		6,415,014	382,513
Diluted income per common share		$3.10	$0.89

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018, 2017 and 2016

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

JUNE 30, 2018, 2017 and 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all short-term highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Cash: The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits throughout the year. At June 30, 2018, the Company had cash on deposit of approximately $17,478,000 in excess of federally insured limits of $250,000.

Related Parties: Net revenues from related parties accounted for approximately 11%, 11% and 10% of the consolidated net revenues for the years ended June 30, 2018, 2017 and 2016, respectively. Net management fee receivables from the related party medical practices accounted for approximately 12%, 13% and 12% of the consolidated accounts receivable for the years ended June 30, 2018, 2017 and 2016, respectively.

See Note 3 regarding the Company’s concentrations in the healthcare industry.

Fair Value of Financial Instruments

The financial statements include various estimated fair value information at June 30, 2018 and 2017, as required by ASC topic 820, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

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

JUNE 30, 2018, 2017 and 2016

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (Topic 606). ASU 2014-09 requires an entity to recognize as revenue the amount that reflects the consideration which it expects to be entitled in exchange for goods and services as it transfers control to its customers. It also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company earns revenue from the sale of scanners, maintenance contracts, product upgrades, patient services and management fees. Under the new guidance, the reporting for patient services revenue will be reported differently. All other streams of revenue will not be impacted by the new guidance. The primary change for healthcare providers under the new guidance relates to revenue generated from patient services, with patient responsibility for payment. Under the new guidance, the Company is required to report an implicit price concession (both initially and for the subsequent changes in estimates) as a reduction of revenues as opposed to bad debt expense as a component of operating expenses. The Company will record any changes in expectation of collection amounts due to patient specific events that suggests that the patient no longer has the ability and intent to pay the amount due through the bad debt expense, as that is more indicative of a change in the customer’s credit worthiness as opposed to change in the transaction price.

The new standard supersedes most current revenue guidance, including industry-specific guidance. The guidance became effective for the Company on July 1, 2018 and as part of adopting the standard, the Company identified revenue streams of like contracts to allow for ease of implementation. The Company used primarily a portfolio approach to apply the new model to classes of customers with similar characteristics. The impact of adopting the new standard on our total revenue; and income from operations is not material. While the adoption of ASU 2014-09 will impact the presentation of net operating revenues in our Consolidated Statements of Operations and will impact certain disclosures, it will not materially impact our financial position, results of operations or cash flows. There was no cumulative effect of a change in accounting principle recorded related to the adoption of ASU 2014-09 on July 1, 2018.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This update includes provisions intended to simplify various aspects of accounting for share-based compensation. ASU No. 2016-09 will take effect for public companies for the annual periods beginning after December 15, 2016. The Company has adopted ASU No. 2016-09. Our adoption of ASU No. 2016-09 did not have an impact on the Company’s financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018, 2017 and 2016

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). ASU 2015-11 requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. It is effective for annual reporting periods beginning after December 15, 2016. The Company has adopted ASU 2015-11. Our adoption of ASU 2015-11 did not have an impact on the Company’s financial statements.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of June 30, 2018 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2018 or 2017, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

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

JUNE 30, 2018, 2017 and 2016

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 65%, 62% and 59%, respectively, of the PCs’ 2018, 2017 and 2016 net revenues were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related party medical practices accounted for approximately 11%, 11% and 10%, of the consolidated net revenues for the years ended June 30, 2018, 2017 and 2016, respectively.

Tallahassee Magnetic Resonance Imaging, PA, Stand Up MRI of Boca Raton, PA and Stand Up MRI & Diagnostic Center, PA (all related party medical practices) entered into a guaranty agreement, pursuant to which they cross guaranteed all management fees which are payable to the Company, which have arisen under each individual management agreement.

The following table sets forth the number of our facilities for the years ended June 30, 2018, 2017 and 2016.

	For The Year Ended June 30,
	2018	2017	2016
Total Facilities Owned or Managed (at Beginning of Year)	26	25	24
Facilities Added by:
Acquisition	—	1	1
Internal development	—	—	—
Managed Facilities Closed	—	—	—
Total Facilities Owned or Managed (at End of Year)	26	26	25

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018, 2017 and 2016

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information relating to uncompleted contracts as of June 30, 2018 and 2017 is as follows:

	As of June 30,
	2018	2017
Costs incurred on uncompleted contracts	$448,437	$1,030,675
Estimated earnings	309,248	999,433
	757,685	2,030,108
Less: Billings to date	671,047	1,294,047
	$86,638	$736,061

NOTE 5 – INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

	As of June 30,
	2018	2017
Purchased parts, components and supplies	$1,312,299	$1,430,901
Work-in-process	119,081	193,361
	$1,431,380	$1,624,262

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018, 2017 and 2016

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2018 and 2017, is comprised of:

	As of June 30,
	2018	2017
Diagnostic equipment	$24,296,957	$22,356,565
Research, development and demonstration equipment	2,987,531	2,749,753
Machinery and equipment	2,069,055	2,069,055
Furniture and fixtures	3,036,539	3,000,316
Leasehold improvements	7,165,035	6,601,480
Building	939,614	939,614
	40,494,731	37,716,783
Less: Accumulated depreciation and amortization	24,002,453	21,254,279
	$16,492,278	$16,462,504

Depreciation and amortization of property and equipment for the years ended June 30, 2018, 2017 and 2016 was $2,748,174, $2,303,554 and $2,042,211, respectively.

During the year ended June 30, 2017, the Company has retired assets that were fully depreciated with a cost and accumulated depreciation basis of $1,849,409.

NOTE 7 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2018 and 2017 are comprised of:

	As of June 30,
	2018	2017
Capitalized software development costs	$7,004,847	$7,004,847
Patents and copyrights	4,835,806	4,726,977
Non-competition agreements	4,100,000	4,100,000
Customer relationships	3,800,000	3,800,000
	19,740,653	19,631,824
Less: Accumulated amortization	14,138,997	12,987,320
	$5,601,656	$6,644,504

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018, 2017 and 2016

NOTE 7 - OTHER INTANGIBLE ASSETS (Continued)

Information related to the above intangible assets for the years ended June 30, 2018, 2017 and 2016 is as follows:

	As of June 30,
	2018	2017	2016
Balance – Beginning of Year	$6,644,504	$7,719,358	$8,950,160
Amounts capitalized	108,829	155,156	113,072
Software or patents written off	—	—	(88,796)
Amortization	(1,151,677)	(1,230,010)	(1,255,078)
Balance – End of Year	$5,601,656	$6,644,504	$7,719,358

Amortization of patents and copyrights for the years ended June 30, 2018, 2017 and 2016 amounted to $202,630, $194,296 and $187,553, respectively.

Amortization of capitalized software development costs for the years ended June 30, 2018, 2017 and 2016 was $173,333, $260,000 and $291,810, respectively.

Amortization of non-competition agreements for the years ended June 30, 2018, 2017 and 2016 amounted to $585,714, $585,714 and $585,714, respectively.

Amortization of customer relationships for the years ended June 30, 2018, 2017 and 2016 amounted to $190,000, $190,000 and $190,000, respectively.

The estimated amortization of other intangible assets for the five years ending June 30, 2023 and thereafter is as follows:

For the Years Ending June 30,	Total	Patents and Copyrights	Non- competition	Customer Relationships
2019	$980,284	$204,570	$585,714	$190,000
2020	783,072	202,595	390,477	190,000
2021	393,102	203,102	—	190,000
2022	391,713	201,713	—	190,000
2023	387,103	197,103	—	190,000
Thereafter	2,666,382	829,715	—	1,836,667
	$5,601,656	$1,838,798	$976,191	$2,786,667

The weighted average amortization period for other intangible assets is 11.1 years and they have no expected residual value.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018, 2017 and 2016

NOTE 8 - CAPITAL STOCK

Common Stock

Cash dividends payable on the common stock shall, in all cases, be on a per share basis, one hundred twenty percent (120%) of the cash dividend payable on shares of Class B common stock and three hundred sixty percent (360%) of the cash dividend payable on a share of Class C common stock.

Class B Common Stock

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. There were 146 of such shares outstanding at June 30, 2018, 2017 and 2016, respectively.

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

Stock Bonus Plans

On April 23, 2010, the Board approved the 2010 Stock Bonus Plan. The plan entitles the Company to reserve 2,000,000 shares of common stock. On August 10, 2010, the Company filed Form S-8 to register the 2,000,000 shares. As of June 30, 2018, 716,876 shares of common stock of FONAR were available for future grant under this plan. For the years ended June 30, 2018, 2017 and 2016, 0, 193,461 and 146 shares were issued respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018, 2017 and 2016

NOTE 8 - CAPITAL STOCK (Continued)

Options

The Company had stock option plans, which provide for the awarding of incentive and non-qualified stock options to employees, directors and consultants who may contribute to the success of the Company. The options granted vest either immediately or ratably over a period of time from the date of grant, typically three or four years, at a price determined by the Board of Directors or a committee of the Board of Directors, generally the fair value of the Company's common stock at the date of grant. The options must be exercised within ten years from the date of grant.

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

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018, 2017 and 2016

NOTE 9 – CONTROLLING AND NONCONTROLLNG INTERESTS (Continued)

Amount of each class of HDM members’ equity as of June 30, 2018, 2017 and 2016

	June 30, 2018		June 30, 2017		June 30, 2016
	Class A Members	Class B Member	Class A Members	Class B Member	Class A Members	Class B Member
Opening Members’ Equity	$5,472,799	$27,988,982	$8,396,575	$23,314,842	$10,752,169	$22,043,621
Share of Net Income	4,221,383	18,101,940	4,058,177	16,947,624	2,886,006	13,229,621
Distributions	(6,135,000)	(14,315,000)	(6,981,953)	(12,273,484)	(5,241,600)	(11,958,400)
Ending Members’ Equity	$3,559,182	$31,775,922	$5,472,799	$27,988,982	$8,396,575	$23,314,842

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

Amount of each class of Imperial members’ equity as of June 30, 2016

	June 30, 2016
	Class A Members	Class B Member
Opening Members’ Equity	$1,279,446	$15,000,446
Share of Net Income	—	—
Distributions	(202,500)	—
Buyout	48,054
Redemption	(1,125,000)	—
Ending Members’ Equity	$—	$15,000,446

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

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018, 2017 and 2016

NOTE 10 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following:

	2018	2017
Note payable requiring monthly payments of interest at a rate of 7% until May 2009 followed by 240 monthly payments of $4,472 through October 2026. The loan is collateralized by a building with a net book value of $515,834 as of June 30, 2018.	$336,781	$365,406
The revolving credit note was extended to September 2018. The Company can prepay the loan in whole or part in multiples of $100,000 at any time without penalty. The note bears interest at a rate of 4% per annum and is payable monthly. The loan is collateralized by substantially all of the Company’s assets. The loan also contains certain financial covenants that must be met on a periodic basis. The note was paid in full September 2, 2014. The Company still has the ability to draw down on the line.	—	—
Note payable requiring 12 consecutive interest only payments commencing at the inception of the loan followed by 48 consecutive monthly payments, commencing May 1, 2014. The note bears interest at a rate of 4.75% per annum and is payable monthly. The loan is collateralized by substantially all of the Company’s assets. The loan also contains certain financial covenants that must be met on a periodic basis.	—	143,676
Other (including capital leases for property and equipment).	7,586	7,769
	344,367	516,851
Less: Current portion	38,332	180,090
	$306,035	$336,761

The maturities of long-term debt over the next five years and thereafter are as follows:

Years Ending June 30,
2019	$38,332
2020	32,944
2021	35,416
2022	38,013
2023	40,820
Thereafter	158,842
$344,367

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018, 2017 and 2016

NOTE 11 - INCOME TAXES

ASC topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a corporate tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. Differences between tax positions taken or expected to be taken in a tax return and the benefit recognized and measured pursuant to the interpretation are referred to as unrecognized benefits. A liability is recognized (or amount of net operating loss carryforward or amount of tax refundable is reduced) for an unrecognized tax benefit because it represents an enterprise’s potential future obligation to the taxing authority for a tax position that was not recognized as a result of applying the provisions of ASC topic 740. The Company believes there are no uncertain tax positions in prior years tax filings and therefore it has not recorded a liability for unrecognized tax benefits.

In accordance with ASC topic 740, interest costs related to unrecognized tax benefits are required to be calculated (if applicable) and would be classified as “Interest expense, net. Penalties if incurred would be recognized as a component of “Selling, general and administrative” expenses.

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2014.

The Company has recorded a deferred tax asset of $22,689,011 and a deferred tax liability of $239,011 as of June 30, 2018, primarily relating to its net operating loss carryforwards of approximately $82,662,000 available to offset future taxable income through 2030. The net operating losses begin to expire in 2021 for federal tax and state income tax purposes.

Future ownership changes as determined under Section 382 of the Internal Revenue code could further limit the utilization of net operating loss carryforwards. As of June 30, 2018, no such changes in ownership have occurred.

The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences become deductible or when such net operating losses can be utilized. The Company considers projected future taxable income, the regulatory environment of the industry, and tax planning strategies in making this assessment. At present, the Company believes that it is more likely than not that the benefits from certain deferred tax asset carryforwards, will not all be fully realized. In recognition of this inherent risk, a valuation allowance was established for the partial value of the deferred tax asset, (principally related to research and development tax credits and allowance for doubtful accounts).

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of the remainder of the valuation.

The valuation allowance for deferred tax assets decreased during the year ended June 30, 2018, by approximately $27,600,000, of which $16,000,000 was the result of the revalued deferred tax assets due to the Tax Cuts and Jobs Act and the benefits expected to be realized from the usage of net operating losses given the Company’s current and projected profitable operations. The valuation allowance decreased by approximately $11,131,000 during the year ended June 30, 2017.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018, 2017 and 2016

NOTE 11 - INCOME TAXES (Continued)

Components of the benefit for income taxes are as follows:

	Years Ended June 30,
	2018	2017	2016
Current:
Federal	$185,000	$250,000	$360,496
State	265,000	357,235	—
Federal deferred taxes	(4,132,590)	(4,552,702)	(4,368,901)
State deferred taxes	(787,160)	(416,967)	(278,866)
AMT Credits	(1,200,000)	—	—
	$(5,669,750)	$(4,362,434)	$(4,287,271)

A reconciliation of the federal statutory income tax rate to the Company's effective tax rate as reported is as follows:

	Years Ended June 30,
	2018	2017	2016
Taxes at federal statutory rate	27.7%	35.0%	35.0%
State and local income taxes (benefit), net of federal benefit	4.0%	4.0%	6.0%
Permanent differences	0.1%	0.1%	0.2%
Tax Cuts and Jobs Act Rate Change	(33.9)%	(0.0)%	(0.0)%
Decrease in the valuation allowance	(24.5)%	(73.0)%	(89.8)%
AMT Credits	(8.5)%	(0.0)%	(0.0)%
True ups	(2.8)%	5.0%	(0.0)%
Effective income tax rate	(37.9)%	(28.9)%	(48.6)%

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

Under ASC740, Accounting for Income Taxes, the enactment of the Tax Act also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets and liabilities we revalued from 35% to 21%. Deferred tax assets of $46.2 million (as of the enactment effective date) were revalued to approximately $30.2 million with a corresponding decrease to the Company’s valuation allowance.

As of June 30, 2018, the Company has net operating loss (“NOL”) carryforwards of approximately $82,662,000 that will be available to offset future taxable income. The utilization of certain of the NOLs is limited by separate return limitation year rules pursuant to Section 1502 of the Internal Revenue Code.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018, 2017 and 2016

NOTE 11 - INCOME TAXES (Continued)

The Company has, for federal income tax purposes, research and development tax credit carryforwards aggregating $4,257,000. However, the realization of these credits may be limited as a result of expiring prior to their utilization. These credits can only be applied after all net operating losses have been used. As such, the Company has established a valuation reserve for anticipated unused credits of $3,130,000.

Also at June 30, 2018, the Company has $1,200,000 in alternative minimum tax credit carryovers. In connection with tax reform, these credits have been eliminated. Tax reform allows for corporations to carryover such unused tax credits to offset regular tax or apply for a cash refund. As of June 30, 2018, the Company recorded an income tax receivable for expected cash refunds. The Company anticipates receiving its first installment of reimbursement of $600,000 with the filiing of its June 30, 2019 income tax return to be filed in fiscal 2020.

In addition, for New York State income tax purposes, the Company has tax credit carryforwards aggregating approximately $1,134,000 which, are accounted for under the flow-through method. The utilization of these credits is also expected to be limited.

Significant components of the Company's deferred tax assets and liabilities at June 30, 2018 and 2017 are as follows:

	June 30,
	2018	2017
Deferred tax assets:
Allowance for doubtful accounts	$3,262,504	$6,255,976
Non-deductible accruals	752,595	273,435
Net operating carryforwards	20,665,597	39,330,708
Tax credits	4,330,769	5,744,086
Inventory	55,514	130,430
Property and equipment and depreciation	213,781	298,426
	29,280,760	52,033,061
Valuation allowance	(6,591,749)	(34,171,284)
Total deferred tax assets	22,689,011	17,861,777
Intangibles	(239,011)	(331,527)
Total deferred tax liabilities	(239,011)	(331,527)
Net deferred tax asset	$22,450,000	$17,530,250

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018, 2017 and 2016

NOTE 12 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:

	June 30,
	2018	2017
Accrued salaries, commissions and payroll taxes	$3,438,087	$1,138,545
Litigation accruals	145,029	145,029
Sales tax payable	2,092,403	2,282,042
Legal and other professional fees	119,262	295,570
Accounting fees	125,000	153,750
Self-funded health insurance reserve	79,129	92,397
Accrued interest and penalty	1,497,429	2,341,667
Other	681,656	754,278
	$8,177,995	$7,203,278

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases

The Company rents its operating facilities and certain equipment, pursuant to operating lease agreements expiring at various dates through November 2026. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

Future minimum operating lease commitments consisted of the following at June 30, 2018:

Year Ending June 30,	Facilities And Equipment (Operating Lease)
2019	$4,283,452
2020	3,644,287
2021	3,261,226
2022	2,433,479
2023	2,001,906
Thereafter	5,462,651
Total minimum obligations	$21,087,001

Rent expense for operating leases approximated $4,762,000, $4,505,000 and $4,222,000, for the years ended June 30, 2018, 2017 and 2016, respectively.

The Company received approval from the Suffolk County IDA on February 29, 2016 of a 50% property tax abatement, valued at $440,000, over a 10 year period commencing January 2017.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018, 2017 and 2016

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Employee Benefit Plans

The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were no employer contributions to the Plan for the years ended June 30, 2018, 2017 and 2016.

The stockholders of the Company approved the 2000 Employee Stock Purchase Plan (“ESPP”) at the Company’s annual stockholders’ meeting in April 2000. The ESPP provides for eligible employees to acquire common stock of the Company at a discount, not to exceed 15%. This plan has not been put into effect as of June 30, 2018.

Stipulation Agreements

The Company has entered into stipulation agreements with a number of its creditors that in the aggregate total $193,979, which is included in other current liabilities and other liabilities on the Company’s balance sheet as of June 30, 2018. The monthly payments total $15,859.

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

Shapiro v. Fonar Corporation, New York Supreme Court, Suffolk County. Previously, The Company and Dr. Shapiro had settled an action commenced in Nassau County under the same name. The amount remaining payable under the settlement agreement according to the Company’s records is $258,400, but the payment and timing of the payment was dependent on obtaining an order for an Upright® MRI Scanner for the Company and the making of installment payments thereunder by the customer. Briefly stated, the balance of $258,400 was and is not yet due. Dr. Shapiro claims that the Company was in breach of the settlement agreement and seeks payment of no less than $307,000 plus interest and attorneys’ fees. The Company believes it has scrupulously observed the terms of the settlement agreement and that Dr. Shapiro’s claims are without merit. The Company answered the Complaint and is now in discovery. The case was settled for $258,400 plus interest on February 18, 2016.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018, 2017 and 2016

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. The Company has recorded tax obligations of approximately $2,092,000 plus interest and penalties of approximately $1,452,000. The Company is in the process of determining its regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $100,000 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of June 30, 2018 and 2017, the Company had approximately $79,000 and $92,000, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the consolidated balance sheets.

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

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2018, 2017 and 2016, the Company paid $44,767, $162,022 and $356,106 for interest, respectively.

During the years ended June 30, 2018, 2017 and 2016, the Company paid $345,000, $739,889 and $360,496 for income taxes, respectively.

During the year ended June 30, 2017, the Company issued 106,600 shares of common stock for costs and expenses totaling $2,239,292.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018, 2017 and 2016

NOTE 15 – DUE TO RELATED PARTY MEDICAL PRACTICES

In June 2009, an entity owned by the Company’s Chairman of the Board, Tallahassee Scanning Services PA, sold its Upright® MRI scanning system to the Company for $550,000 in exchange for 35 monthly payments of $18,769 to be made over a three year period, commencing October 18, 2009 including interest at a rate of 10.41% per annum. The Company used this scanning system to fulfill a sales order with an unrelated customer. The unpaid balance of as of June 30, 2018 and 2017 was $134,880.

Other Related Party Transactions

The CEO and President of the Company is a minority owner of a billing company, which performs billing and collection services with respect to No-Fault and Workers’ Compensation claims of the Company’s clients. The monthly fee charged to the Company is $85,000. On June 1, 2017, the Company also entered into a one year renewable agreement to provide IT services to the billing company for a monthly fee of $23,884. The agreement was renewed on June 1, 2018 for another year.

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

JUNE 30, 2018, 2017 and 2016

NOTE 16 - SEGMENT AND RELATED INFORMATION

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Manufacturing and Servicing of Medical Equipment	Management of Diagnostic Imaging Centers	Totals
Fiscal 2018:
Net revenues from external customers	$9,837,269	$71,678,725	$81,515,994
Intersegment net revenues *	$901,250	$—	$901,250
(Loss) Income from operations	$(2,982,778)	$22,666,989	$19,684,211
Depreciation and amortization	$353,307	$3,546,544	$3,899,851
Compensatory element of stock issuances	$—	$—	$—
Total identifiable assets	$32,364,298	$85,946,647	$118,310,945
Capital expenditures	$346,608	$2,540,169	$2,886,777
Fiscal 2017:
Net revenues from external customers	$11,219,188	$66,817,398	$78,036,586
Intersegment net revenues *	$1,200,000	$—	$1,200,000
(Loss) Income from operations	$(2,292,312)	$21,388,392	$19,096,080
Depreciation and amortization	$324,550	$3,209,014	$3,533,564
Compensatory element of stock issuances	$2,397,276	$—	$2,397,276
Total identifiable assets	$29,103,809	$69,658,676	$98,762,566
Capital expenditures	$212,983	$2,793,331	$3,006,314
Fiscal 2016:
Net revenues from external customers	$10,783,618	$62,584,592	$73,368,210
Intersegment net revenues *	$2,140,000	$—	$2,140,000
(Loss) Income from operations	$(1,979,497)	$16,335,113	$14,355,616
Depreciation and amortization	$320,843	$2,976,446	$3,297,289
Compensatory element of stock issuances	$2,006	$—	$2,006
Total identifiable assets	$28,241,501	$56,646,105	$84,887,606
Capital expenditures	$437,695	$387,593	$825,288

* Amounts eliminated in consolidation

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018, 2017 and 2016

 NOTE 16 - SEGMENT AND RELATED INFORMATION (Continued)

Export Product Sales

The Company’s areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 41.5%, 55.9% and 19.6% of product sales revenues to third parties for the years ended June 30, 2018, 2017 and 2016, respectively.

The foreign product sales, as a percentage of product sales to unrelated parties, were made to customers in the following countries:

	For the Years Ended June 30,
	2018	2017	2016
United Arab Emirates	7.1%	45.4%	-%
Switzerland	—	—	—
Canada	—	—	0.3
England	29.9	4.8	18.5
Germany	4.5	—	.6
Puerto Rico	—	5.7	.2
	41.5%	55.9%	19.6%

Foreign Service and Repair Fees

The Company’s areas of service and repair are principally in the United States. The Company had foreign revenues of service and repair of medical equipment amounting to 5.0%, 4.6% and 5.8% of consolidated net service and repair fees for the years ended June 30, 2018, 2017 and 2016, respectively. Foreign service and repair fees, as a percentage of total service and repair fees, were provided principally to the following countries:

	For the Years Ended June 30,
	2018	2017	2016
Spain	-%	-%	0.3%
Puerto Rico	1.5	1.2	1.5
Switzerland	0.2	0.2	0.3
Germany	1.3	1.4	1.5
England	0.6	0.5	0.5
United Arab Emirates	0.3	—	—
Canada	—	0.1	0.3
Greece	0.2	0.2	0.2
Australia	0.9	1.0	1.2
	5.0%	4.6%	5.8%

The Company does not have any material assets outside of the United States.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018, 2017 and 2016

NOTE 17 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following represents a summary of allowance for doubtful accounts for the years ended June 30, 2018, 2017 and 2016, respectively:

Description	Balance June 30, 2017	Additions (1)	Deductions	Balance June 30, 2018
Accounts receivable	$190,244	$—	$—	$190,244
Management and other fees receivable	12,859,750	(1,744,064)	132,664	10,983,022
Management and other fees receivable - related medical practices	582,001	1,129,384	—	1,711,385
Medical receivables	19,853,318	17,896,528	15,022,148	22,727,698

Description	Balance June 30, 2016	Additions	Deductions	Balance June 30, 2017
Accounts receivables	$284,279	$—	$94,035	$190,244
Management and other fees receivable	13,553,005	(104,424)	588,831	12,859,750
Management and other fees receivable - related medical practices	392,505	582,001	392,505	582,001
Medical receivables	17,451,782	16,171,434	12,547,160	19,853,318

Description	Balance June 30, 2015	Additions	Deductions	Balance June 30, 2016
Accounts receivables	$362,362	$—	$78,083	$284,279
Management and other fees receivable	12,879,149	673,856	—	13,553,005
Management and other fees receivable - related medical practices	403,047	—	10,542	392,505
Medical receivables	15,459,156	14,539,786	12,547,160	17,451,782

(1) Included in provision for bad debts.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018, 2017 and 2016

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

(000’s omitted, except per share data)

	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	Total
Total Revenues – Net	$19,334	$20,168	$20,979	$21,035	$81,516
Total Costs and Expenses	14,549	14,358	16,577	16,348	61,832
Net Income	4,601	5,240	4,262	11,349	25,452
Basic Net Income Per Common Share Available to Common Stockholders	$0.55	$0.62	$0.52	$1.47	$3.16
Diluted Net Income Per Common Share Available to Common Stockholders	$0.54	$0.61	$0.51	$1.44	$3.10

	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	Total
Total Revenues – Net	$18,734	$18,403	$20,008	$20,892	$78,037
Total Costs and Expenses	13,981	13,794	14,006	17,160	58,941
Net Income	4,500	4,934	7,122	7,123	23,679
Basic Net Income Per Common Share Available to Common Stockholders	$0.55	$0.64	$0.90	$0.89	$2.98
Diluted Net Income Per Common Share Available to Common Stockholders	$0.54	$0.63	$0.88	$0.87	$2.92

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018, 2017 and 2016

NOTE 19 – BUSINESS COMBINATIONS

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

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018, 2017 and 2016

NOTE 19 – BUSINESS COMBINATIONS (Continued)

Pro forma Results

The following unaudited pro forma results of operations for the twelve months ended June 30, 2016 assumes that the TK2 Equipment Management LLC and Turnkey Services of New York LLC acquisitions were made at the beginning of the year prior to acquisition. The unaudited pro forma information does not purport to be indicative of the results that would have been obtained if the acquisitions had actually occurred at the beginning of the year prior to acquisition, nor of the results that may be reported in the future. The results of operations of Radwell Leasing LLC, Radwell LLC and Turnkey Equipment of Great Neck LLC were diminutive and did not affect the proforma results of operations.

Year ended June 30, 2016
Total Revenues – Net	$73,368,210
Net Income - Controlling Interests	$16,088,263
Net Income Available to Common Stockholders	$15,042,842
Net Income Available to Class A Non-Voting Preferred Stockholders	$779,173
Net Income Available to Class C Common Stockholders	$266,248
Basic Net Income Per Common Share Available to Common Stockholders	$2.49
Diluted Net Income Per Common Share Available to Common Stockholders	$2.43
Basic and Diluted Income Per Share - Common C	$0.70
Weighted Average Basic Shares Outstanding	6,050,893
Weighted Average Diluted Shares Outstanding	6,178,397
Weighted Average Basic and Diluted Shares Outstanding - Class C Common	382,513

NOTE 20 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date, but before the consolidated financial statements are issued.

Subsequent to June 30, 2018, the Company issued 64,416 shares of common stock as payment of approximately $1.8 million in other current liabilities.

  FONAR CORPORATION AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with our independent registered public accounting firm or other matters requiring disclosure under Regulation S-K, Item 304(b).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that is designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the foregoing evaluation, our Principal Executive Officer and our Principal Financial Officer concluded that as of June 30, 2018 our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2018.

Our independent registered public accounting firm, Marcum LLP, has audited the effectiveness of our internal control over financial reporting as of June 30, 2018, as stated in their report which is included in the Financial Statement Schedules of this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

FONAR Corporation and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited FONAR Corporation and Subsidiaries' (the “Company”) internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of June 30, 2018 and 2017, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2018 of the Company and our report dated September 20, 2018 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Marcum LLP

Marcum llp

New York, New York

September 20, 2018

 FONAR CORPORATION AND SUBSIDIARIES

ITEM 9B. - OTHER INFORMATION

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

Raymond V. Damadian	82	Chairman of the Board of Directors, Director, Principal Financial Officer, Treasurer
Timothy R. Damadian	54	President, Chief Executive Officer
Luciano B. Bonanni	63	Executive Vice President and Chief Operating Officer
Claudette J.V. Chan	80	Director
Robert J. Janoff	91	Director
Charles N. O'Data	82	Director
Ronald G. Lehman	42	Director

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

 FONAR CORPORATION AND SUBSIDIARIES

Charles N. O'Data has been a Director of Fonar since February 1998. From 1961 to 1997, Mr. O'Data was the Vice President for Development for Geneva College, a liberal arts college located in western Pennsylvania. In that capacity, he acted as the College's chief investment officer. His responsibilities included management of the College's endowment fund and fund raising. In July 1997, Mr. O'Data retired from Geneva College after 36 years of service to assume a position of National Sales Executive for SC Johnson Company's Professional Markets Group, a unit of SC Johnson Wax, and specialized in healthcare and education sales, a position he held until the spring of 1999. In his capacity with SC Johnson he was responsible for sales to the nation’s three largest Group Purchasing Organizations which included some 4,000 hospitals. Mr. O'Data presently acts as an independent financial consultant to various entities. Mr. O'Data served on the board of The Medical Center, Beaver, Pennsylvania, now a part of Heritage Valley Health System, a 500 bed acute care facility, for 26 years, three as its Chair. Mr. O’Data also served on the board of Amerinet, a shared-services and group purchasing organization covering seven states. He founded The Beaver County Foundation, a Community Foundation, in 1992, and serves as its President. Mr. O'Data is listed as a finance associate in the Middle States Association, Commission on Higher Education. The commission is the formal accrediting body for higher education in the eastern region of the country. In this capacity he evaluates the financial aspects of educational organizations. Mr. O’Data is a graduate of Geneva College, where he received a B.S. degree in Economics in 1958.

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

There is set forth in the following Summary Compensation Table the compensation provided by us during fiscal 2018, 2017 and 2016 to our Principal Executive Officer, and our acting Principal Financial Officer. There is set forth in the following Outstanding Equity Awards Table and Director Compensation Table the required information.

I. SUMMARY COMPENSATION TABLE

Name and All Other Principal Position	Year	Salary ($)	Cash Bonuses ($)	Stock Awards ($)	Total Compensation
(a)	(b)	(c)	(d)	(e)	(f)
Timothy R. Damadian	2018	$0	$155,800	$0	$155,800
President, Principal	2017	$0	$0	$305,800	$305,000
Executive Officer	2016	$0	$0	$314,850	$314,850

Raymond V. Damadian	2018	$153,095	$305,800	$0	$458,895
Chairman of the Board,	2017	$158,983	$0	$305,800	$464,783
PFO	2016	$89,657	$0	$314,850	$404,507

Luciano Bonanni	2018	$145,672	$0	$152,900	$298,572
Chief Operating Officer and	2017	$149,378	$0	$305,800	$455,178
Executive Vice President	2016	$140,280	$0	$314,850	$455,130

 FONAR CORPORATION AND SUBSIDIARIES

II. OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number Of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Exercise Expiration Date
	(a)	(b)	(c)
Timothy R. Damadian, President and Principal Executive Officer	0	0	N/A
Raymond V. Damadian, Chairman of the Board, Treasurer and Principal Financial Officer	0	0	N/A
Luciano Bonanni, Chief Operating Officer and Executive Vice President	0	0	N/A

III. DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Total ($)
Raymond V. Damadian	$0	$0
Claudette J.V. Chan	$20,000	$20,000
Robert J. Janoff	$20,000	$20,000
Charles N. O’Data	$20,000	$20,000
Ronald G. Lehman	$20,000	$20,000

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

Fonar adopted its 2010 Stock Bonus Plan, on June 28, 2010. This Plan permits Fonar to issue an aggregate of 2,000,000 shares of common stock of Fonar as bonus or compensation. As of June 30, 2018, 716,876 shares were available for issuance.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number and percentage of shares of Fonar’s securities held by each director, by each person known by us to own in excess of five percent of Fonar’s voting securities and by all officers and directors as a group as of September 10, 2018.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Class
Raymond V. Damadian, M.D.
c/o Fonar Corporation, Melville, New York
Director and Treasurer
5% + Stockholder
Common Stock	124,702	1.96%
Class C Stock	382,447	99.98%
Class A Preferred	19,093	6.09%
Timothy R. Damadian,
President and Chief Executive Officer
Common Stock	38,000	*
Class A Preferred	800	*
Luciano B. Bonanni,
Executive Vice President
And Chief Operating Officer
Common Stock	34,205	*
Class A Preferred	1,285	*
Claudette Chan
Director and Secretary
Common Stock	106	*
Class A Preferred	32	*
Robert J. Janoff
Director
Common Stock	0	*
Class A Preferred	0	*
Charles N. O'Data
Director
Common Stock	658	*
Ronald G. Lehman
Director
Common Stock	950	*
All Officers and Directors
as a Group (7 persons)
Common Stock	197,669	3.11%
Class C Stock	382,368	99.98%
Class A Preferred	21,289	6.79%

___________________________

* Less than one percent

___________________________

1. Address provided for each beneficial owner owning more than five percent of the voting securities of Fonar.

 FONAR CORPORATION AND SUBSIDIARIES

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pursuant to HMCA’s management agreements with its clients, HMCA provides comprehensive non-medical management and administrative services, including billing and collection of accounts, payroll and accounts payable processing, office facilities, supplies and utilities. Under the management agreements, HMCA also provides service for the Fonar Upright® MRI scanners through Fonar. In total, as of September 5, 2018, 22 of our clients had management agreements with HMCA. Four sites in Florida are owned and operated directly by HMCA subsidiaries.

The fees charged under the management agreements are flat fees charged on a monthly basis. These fees ranged from $66,000 to $439,000 per month in fiscal 2018.

Dr. Raymond Damadian, the Chairman of the Board and principal stockholder of the Company, owns three of the imaging facilities in Florida managed by HMCA. The facilities owned by Dr. Damadian in Florida pay HMCA flat rate monthly fees ranging from $187,936 to $322,636 per month. These fees are renegotiable on an annual basis.

During the fiscal years ended June 30, 2018, June 30, 2017 and June 30, 2016, the net revenues received by HMCA from the imaging facilities owned by Dr. Damadian were approximately $9.0 million, $8.2 million and $7.5 million respectively.

Dr. Damadian owns a .75% interest in Health Management Company of America’s Class A membership interests. Dr. Damadian is also a Manager of Health Management Company of America.

Timothy Damadian, the President and Chief Executive Officer of Fonar, is one of the owners of a billing company, which performs billing and collection services for HMCA with respect to No-Fault and Workers’ Compensation claims of HMCA’s clients. The monthly fee charged to HMCA is $85,000. On June 1, 2017, the Company also entered into a one year renewable agreement to provide IT services to the billing company for a monthly fee of $23,884. Timothy Damadian is also a Manager of Health Management Company of America. The agreement was renewed on June 1, 2018.

A limited liability company of which Timothy Damadian is an owner also had a 1.375% interest in Yonkers Diagnostic Management, LLC, a 4.5% interest in Turnkey Services of New York, LLC and a 4.3% interest in TK2 Equipment Management, LLC. Entities in which Mr. Bonanni and his family had an interest had a 0.75% in Yonkers and a 5.9% in TK2 Equipment Management. During fiscal 2017 HMCA acquired these entities, or the portion thereof not already owned by HMCA, through a series of merger transactions for $1,780,000 in the case of Yonkers, $1,147,715 in the case of Turnkey Services and $3,075,852 in the case of TK2 Equipment Management.

A company of which Timothy Damdian is an owner and a company in which Mr. Bonanni has an interest also held a 1.7% and 2.8% interest, respectively, in Turnkey Management of Great Neck, LLC, a company for which HMCA performed services. During Fiscal 2017, Turnkey Management of Great Neck, LLC was acquired by the Company through a merger transaction for $1,312,766.

Ronald Lehman, a Director of Fonar, holds a .0378% interest in Health Management Company of America’s Class A membership interests.

Claudette J.V. Chan, a Director and the Secretary of Fonar, owns a .0378% interest in Health Management Company of America’s Class A Membership interests.

FONAR CORPORATION AND SUBSIDIARIES

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Marcum LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2018 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2018 were $416,500.

The aggregate fees billed by Marcum LLP for the audit of our annual financial statements for the fiscal year ended June 30, 2017 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2017 were $447,000.

Audit Related Fees

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2018 or June 30, 2017 for services related to the Audit or review of our financial statements that are not included under the caption “Audit Fees”.

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2018 or June 30, 2017 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information.

Tax Fees

No fees were billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2018.

No fees billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2017.

All Other Fees

No fees were billed by Marcum LLP for any other services during the fiscal years ended June 30, 2018 and June 30, 2017.

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

Our audit committee believes that the provision by Marcum LLP of services in addition to audit services in fiscal 2018 and 2017 were compatible with maintaining their independence.

PART IV

FONAR CORPORATION AND SUBSIDIARIES

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

b) REPORTS ON FORM 8-K

1. Registrant’s Report on Form 8-K containing the Company’s Earnings Report for Fiscal Year 2018, September 14, 2018. Commission File No. 0-10248.

2. Registrant’s Report on Form 8-K reporting the results of the election of directors and selection of auditors at the annual meeting of stockholders. June 13, 2018. Commission File No. 0-10248.

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION

Dated: September 20, 2018
By: /s/ Timothy R. Damadian Timothy R. Damadian, President and Principal Executive Officer

By:/s/ Raymond V. Damadian Raymond V. Damadian, Principal Financial Officer, Chairman of the Board and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Raymond V. Damadian Raymond V. Damadian	Chairman of the Board of Directors, Director, Principal Financial Officer, Treasurer	September 20, 2018

/s/ Claudette J.V. Chan Claudette J.V. Chan	Director	September 20, 2018

/s/ Robert J. Janoff Robert J. Janoff	Director	September 20, 2018

/s/ Charles N. O'Data Charles N. O'Data	Director	September 20, 2018

/s/ Ronald G. Lehman Ronald G. Lehman	Director	September 20, 2018

