Form 10-Q
period 2018-09-30
FONAR CORP
filed 2018-11-08
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2018

Commission file number 0-10248

FONAR CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	11-2464137
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
110 Marcus Drive Melville, New York	11747
Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (631) 694-2929

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit such files. YES _X_ NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of accelerated filer, large accelerated filer, smaller reporting company and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):Large accelerated filer___ Accelerated filer _X_ Non-accelerated filer___Smaller reporting company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  YES ___ NO _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at November 6, 2018
Common Stock, par value $.0001	6,357,482
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	September 30, 2018	June 30, 2018 *
Current Assets:
Cash and cash equivalents	$21,187	$19,634
Accounts receivable – net	4,169	3,814
Accounts receivable - related party	90	—
Medical receivable – net	13,709	13,351
Management and other fees receivable - net	21,973	21,863
Management and other fees receivable – related medical practices – net	6,162	5,535
Inventories	1,649	1,431
Costs and estimated earnings in excess of billings on uncompleted contracts	87	87
Prepaid expenses and other current assets	1,583	1,350
Total Current Assets	70,609	67,065

Income taxes receivable	1,200	1,200
Deferred income tax asset	21,561	22,689
Property and equipment – net	16,264	16,492
Goodwill	3,985	3,985
Other intangible assets – net	5,378	5,602
Other assets	1,243	1,278
Total Assets	$120,240	$118,311

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2018	June 30, 2018 *
Current Liabilities:
Current portion of long-term debt and capital leases	$39	$39
Accounts payable	1,510	1,300
Other current liabilities	4,783	8,178
Unearned revenue on service contracts	4,381	4,192
Unearned revenue on service contracts – related party	83	—
Customer deposits	990	858
Total Current Liabilities	11,786	14,567
Long-Term Liabilities:
Deferred income tax liability	239	239
Due to related medical practices	227	227
Long-term debt and capital leases, less current portion	298	306
Other liabilities	748	737
Total Long-Term Liabilities	1,512	1,509
Total Liabilities	13,298	16,076

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY (Continued)

STOCKHOLDERS' EQUITY:	September 30, 2018	June 30, 2018 *
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at September 30, 2018 and June 30, 2018, 313 issued and outstanding at September 30, 2018 and June 30, 2018	$—	$—
Preferred stock $.001 par value; 567 shares authorized at September 30, 2018 and June 30, 2018, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at September 30, 2018 and June 30, 2018, 6,369 and 6,299 issued at September 30, 2018 and June 30, 2018, 6,357 and 6,288 outstanding at September 30, 2018 and June 30, 2018	1	1
Class B Common Stock (10 votes per share) $.0001 par value; 227 shares authorized at September 30, 2018 and June 30, 2018; .146 issued and outstanding at September 30, 2018 and June 30, 2018	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at September 30, 2018 and June 30, 2018, 383 issued and outstanding at September 30, 2018 and June 30, 2018	—	—
Paid-in capital in excess of par value	181,086	179,132
Accumulated deficit	(76,454)	(79,773)
Notes receivable from employee stockholders	(9)	(9)
Treasury stock, at cost - 12 shares of common stock at September 30, 2018 and June 30, 2018	(675)	(675)
Total Fonar Corporation’s Stockholders’ Equity	103,949	98,676
Noncontrolling interests	2,993	3,559
Total Stockholders' Equity	106,942	102,235
Total Liabilities and Stockholders' Equity	$120,240	$118,311

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
REVENUES	2018	2017
Patient fee revenue – net of contractual allowances and discounts	$5,525	$8,653
Provision for bad debts for patient fee	—	(3,750)
Patient fee revenue – net	5,525	4,903
Product sales – net	50	162
Service and repair fees – net	2,131	2,264
Service and repair fees - related parties – net	28	28
Management and other fees – net	10,684	9,771
Management and other fees - related medical practices – net	2,287	2,206
Total Revenues – Net	20,705	19,334
COSTS AND EXPENSES
Costs related to patient fee revenue	2,575	2,479
Costs related to product sales	5	143
Costs related to service and repair fees	745	780
Costs related to service and repair fees - related parties	9	9
Costs related to management and other fees	5,756	5,558
Costs related to management and other fees – related medical practices	1,382	1,150
Research and development	437	349
Selling, general and administrative	4,259	4,081
Total Costs and Expenses	15,168	14,549
Income From Operations	5,537	4,785
Interest Expense	(25)	(43)
Investment Income	108	46
Other Expense	—	(2)
Income Before Provision for Income Taxes and Noncontrolling Interests	5,620	4,786
Provision for Income Taxes	(1,128)	(185)
Net Income	4,492	4,601
Net Income - Noncontrolling Interests	(1,174)	(882)
Net Income - Controlling Interests	$3,318	$3,719
Net Income Available to Common Stockholders	$3,113	$3,486
Net Income Available to Class A Non-Voting Preferred Stockholders	$153	$174
Net Income Available to Class C Common Stockholders	$52	$59
Basic Net Income Per Common Share Available to Common Stockholders	$0.49	$0.55
Diluted Net Income Per Common Share Available to Common Stockholders	$0.48	$0.54
Basic and Diluted Income Per Share – Class C Common	$0.14	$0.16
Weighted Average Basic Shares Outstanding – Common Stockholders	6,344	6,287
Weighted Average Diluted Shares Outstanding - Common Stockholders	6,472	6,415
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$4,492	$4,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	922	959
Provision for bad debts	80	(164)
Deferred income tax	1,128	—
Stock issued for costs and expenses	1,955	—
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivable(s)	(1,621)	(1,297)
Notes receivable	(12)	—
Inventories	(218)	(64)
Prepaid expenses and other current assets	(186)	65
Other assets	—	(5)
Increase (decrease) in operating liabilities, net:
Accounts payable	210	183
Other current liabilities	(3,123)	(462)
Customer deposits	132	(51)
Other liabilities	10	(25)
Net cash provided by operating activities	3,769	3,740
Cash Flows from Investing Activities:
Purchases of property and equipment	(449)	(665)
Cost of patents	(20)	(30)
Net cash used in investing activities	(469)	(695)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(7)	(50)
Additional acquisition costs	—	(58)
Distributions to noncontrolling interests	(1,740)	(1,740)
Repayment of notes receivable from employee stockholders	—	2
Net cash used in financing activities	(1,747)	(1,846)
Net Increase in Cash and Cash Equivalents	1,553	1,199
Cash and Cash Equivalents - Beginning of Period	19,634	10,140
Cash and Cash Equivalents - End of Period	$21,187	$11,339

See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 21, 2018 for the fiscal year ended June 30, 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of FONAR Corporation, its majority and wholly-owned subsidiaries and partnerships (collectively the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenues

On July 1, 2018, the Company adopted the new revenue recognition accounting standard issued by the Financial Accounting Standards Board (“FASB”) and codified in the ASC as topic 606 (“ASC 606”). The revenue recognition standard in ASC 606 outlines a single comprehensive model for recognizing revenue as performance obligations, defined in a contract with a customer as goods or services transferred to the customer in exchange for consideration, are satisfied. The standard also requires expanded disclosures regarding the Company’s revenue recognition policies and significant judgments employed in the determination of revenue.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues (Continued)

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, at the adoption of ASC 606 the majority of what was previously classified as the provision for bad debts in the statement of operations is now reflected as implicit price concessions (as defined in ASC 606) and therefore included as a reduction to net operating revenues in 2019. For changes in credit issues not assessed at the date of service, the Company will prospectively recognize those amounts in other operating expenses on the statement of operations. For periods prior to the adoption of ASC 606, the provision for bad debts has been presented consistent with the previous revenue recognition standards that required it to be presented separately as a component of net operating revenues. Additionally, upon adoption of ASC 606 the allowance for doubtful accounts of approximately $22.7 million as of July 1, 2018 was reclassified as a component of net patient accounts receivable. Other than these changes in presentation on the condensed consolidated statement of operations and condensed consolidated balance sheet, the adoption of ASC 606 did not have a material impact on the consolidated results of operations for the three months ended September 30, 2018, and the Company does not expect it to have a material impact on its consolidated results of operations for the remainder of 2019 and on a prospective basis.

Our revenues generally relate to net patient fees received from various payers and patients themselves under contracts in which our performance obligations are to provide diagnostic services to the patients. Revenues are recorded during the period our obligations to provide diagnostic services are satisfied. Our performance obligations for diagnostic services are generally satisfied over a period of less than one day. The contractual relationships with patients, in most cases, also involve a third-party payer (Medicare, Medicaid, managed care health plans and commercial insurance companies, including plans offered through the health insurance exchanges) and the transaction prices for the services provided are dependent upon the terms provided by (Medicare and Medicaid) or negotiated with (managed care health plans and commercial insurance companies) the third-party payers. The payment arrangements with third-party payers for the services we provide to the related patients typically specify payments at amounts less than our standard charges and generally provide for payments based upon predetermined rates per diagnostic services or discounted fee-for-service rates. Management continually reviews the contractual estimation process to consider and incorporate updates to laws and regulations and the frequent changes in managed care contractual terms resulting from contract renegotiations and renewals.

Earnings Per Share

Basic earnings per share (“EPS”) is computed based upon the weighted average number of shares of common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic income per share and applied the if converted method in calculating diluted income per share for the three months ended September 30, 2018 and 2017.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three months ended September 30, 2018 and 2017, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

	Three months ended September 30, 2018			Three months ended September 30, 2017
	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Basic
Numerator: Net income available to common stockholders	$3,318	$3,113	$52	$3,719	$3,486	$59
Denominator:
Weighted average shares outstanding	6,344	6,344	383	6,287	6,287	383
Basic income per common share	$0.52	$0.49	$0.14	$0.59	$0.55	$0.16
Diluted
Denominator: Weighted average shares outstanding		6,344	383		6,287	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,472	383		6,415	383
Diluted income per common share		$0.48	$0.14		$0.54	$0.16

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (Topic 606). ASU 2014-09 requires an entity to recognize as revenue the amount that reflects the consideration which it expects to be entitled in exchange for goods and services as it transfers control to its customers. It also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company earns revenue from the sale of scanners, maintenance contracts, product upgrades, patient services and management fees. Under the new guidance, the reporting for patient services revenue is now reported differently. All other streams of revenue were not impacted by the new guidance. The primary change for healthcare providers under the new guidance relates to revenue generated from patient services, with patient responsibility for payment. Under the new guidance, the Company is required to report an implicit price concession (both initially and for the subsequent changes in estimates) as a reduction of revenues as opposed to bad debt expense as a component of operating expenses. The Company now records any changes in expectation of collection amounts due to patient specific events that suggests that the patient no longer has the ability and intent to pay the amount due through the bad debt expense, as that is more indicative of a change in the customer’s credit worthiness as opposed to change in the transaction price.

The new standard supersedes most current revenue guidance, including industry-specific guidance. The guidance became effective for the Company on July 1, 2018 and as part of adopting the standard, the Company identified revenue streams of like contracts to allow for ease of implementation. The Company used primarily a portfolio approach to apply the new model to classes of customers with similar characteristics. The impact of adopting the new standard on our total revenue; and income from operations was not material. While the adoption of ASU 2014-09 did impact the presentation of net operating revenues in our Consolidated Statements of Operations and will impact certain disclosures, it did not materially impact our financial position, results of operations or cash flows. There was no cumulative effect of a change in accounting principle recorded related to the adoption of ASU 2014-09 on July 1, 2018.

  FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company has adopted this guidance on our consolidated condensed financial statements and it has no impact on the Company’s financial statements.

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

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of September 30, 2018 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2018 or 2017, and it does not believe that any of those pronouncements will have a significant impact on our consolidated condensed financial statements at the time they become effective.

  FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on reported consolidated net income for any periods presented.

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at September 30, 2018, and June 30, 2018:

	September 30, 2018
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,359	$190	$4,169
Accounts receivable - related party	$90	—	$90
Medical receivable	$37,021	$23,312	$13,709
Management and other fees receivable	$32,582	$10,609	$21,973
Management and other fees receivable from related medical practices ("PC’s")	$8,328	$2,166	$6,162

	June 30, 2018
	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$4,004	$190	$3,814
Accounts receivable - related party	$—	—	$—
Medical receivable	$36,079	$22,728	$13,351
Management and other fees receivable	$32,846	$10,983	$21,863
Management and other fees receivable from related medical practices ("PC’s")	$7,246	$1,711	$5,535

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

SEPTEMBER 30, 2018 and 2017

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 67% and 66% of the PCs’ net revenues for the three months ended September 30, 2018 and 2017, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 11.0% and 11.4% of the consolidated net revenues for the three months ended September 30, 2018 and 2017, respectively.

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

The Company’s patient fee revenue, net of contractual allowances and discounts less the provision for bad debts for the three months ended September 30, 2018 and 2017 are summarized in the following table.

	For the Three Months Ended September 30,
	2018	2017
Commercial Insurance/ Managed Care	$1,180	$1,198
Medicare/Medicaid	291	272
Workers' Compensation/Personal Injury	3,702	5,578
Other	352	1,605
Patient Fee Revenue, net of contractual allowances and discounts	5,525	8,653
Provision for Bad Debts	—	(3,750)
Patient Fee Revenue - net	$5,525	$4,903

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2018	June 30, 2018
Purchased parts, components and supplies	$1,437	$1,312
Work-in-process	212	119
TOTAL INVENTORIES	$1,649	$1,431

NOTE 5 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information relating to uncompleted contracts is as follows:

	September 30, 2018	June 30, 2018
Costs incurred on uncompleted contracts	$449	$449
Estimated earnings	309	309
Subtotal	758	758
Less: Billings to date	671	671
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$87	$87

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2018	June 30, 2018
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	4,856	4,836
Non-compete	4,100	4,100
Customer relationships	3,800	3,800
Gross Other intangible assets	19,761	19,741
Less: Accumulated amortization	14,383	14,139
Other Intangible Assets	$5,378	$5,602

 Amortization of patents and copyrights for the three months ended September 30, 2018 and 2017 amounted to $50 and $50, respectively.

Amortization of capitalized software development costs for the three months ended September 30, 2018 and 2017 amounted to $0 and $65, respectively.

Amortization of non-compete for the three months ended September 30, 2018 and 2017 amounted to $146 and $146, respectively.

Amortization of customer relationships for the three months ended September 30, 2018 and 2017 amounted to $48 and $48, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheets consist of the following:

	September 30, 2018	June 30, 2018
Accrued salaries, commissions and payroll taxes	$1,121	$3,438
Litigation accruals	145	145
Sales tax payable	1,707	2,092
Legal and other professional fees	128	119
Accounting fees	30	125
Self-funded health insurance reserve	20	79
Accrued interest and penalty	1,218	1,498
Other	414	682
Other Current Liabilities	$4,783	$8,178

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

During the three months ended September 30, 2018, the Company issued 70 shares of common stock for costs and expenses of $1,955.

NOTE 9 - SEGMENT AND RELATED INFORMATION

The Company operates in two industry segments - manufacturing and the servicing of medical equipment and management of diagnostic imaging centers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as disclosed in the Company’s 10-K as of June 30, 2018. All inter-segment sales are market-based. The Company evaluates performance based on income or loss from operations.

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Medical Equipment	Management Of Diagnostic Imaging Centers	Totals
For the three months ended Sept. 30, 2018
Net revenues from external customers	$2,209	$18,496	$20,705
Inter-segment net revenues	$228	$—	$228
(Loss) Income from operations	$(230)	$5,767	$5,537
Depreciation and amortization	$93	$829	$922
Capital expenditures	$20	$449	$469
For the three months ended Sept. 30, 2017
Net revenues from external customers	$2,454	$16,880	$19,334
Inter-segment net revenues	$219	$—	$219
(Loss) Income from operations	$(197)	$4,982	$4,785
Depreciation and amortization	$82	$877	$959
Capital expenditures	$44	$650	$694

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended September 30, 2018 and September 30, 2017, the Company paid $139 and $10 for interest, respectively.

During the three months ended September 30, 2018 and September 30, 2017, the Company paid $180 and $185 for income taxes, respectively.

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

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2018.

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of September 30, 2018, the Company has recorded tax obligations of approximately $1,707 plus interest and penalties of approximately $1,173. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $100 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of September 30, 2018 and June 30, 2018, the Company had approximately $20 and $79, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

SEPTEMBER 30, 2018 and 2017

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 12 - INCOME TAXES

In accordance with ASC 740-270, Income Taxes – Interim Reporting, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur. For the three months ended September 30, 2018 and 2017, the Company recorded income tax expense of $1,128 in 2018 as compared to $185 in 2017. The 2018 provision is comprised of a current income tax component of $587 and a deferred income tax component of $541. Obligations for any liability associated with the current income tax provision, has been reduced, primarily resulting from the benefits and utilization of net operating loss carryforwards.

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

The Company recorded a deferred tax asset of $21,561 and a deferred tax liability of $239 as of September 30, 2018, primarily relating to net operating loss carryforwards of approximately $80,312 available to offset future taxable income through 2030. The net operating losses begin to expire in 2021 for federal tax and state income tax purposes.

Future ownership changes as determined under Section 382 of the Internal Revenue code could further limit the utilization of net operating loss carryforwards. As of September 30, 2018, no such changes in ownership have occurred.

The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible or when such net operating losses can be utilized. The Company considers projected future taxable income, the regulatory environment of the industry and tax planning strategies in making this assessment. At present, the Company believes that it is more likely than not that the benefits from certain deferred tax asset carryforwards, will not all be fully realized. In recognition of this inherent risk, a valuation allowance was established for the partial value of the deferred tax asset, (principally related to research and development tax credits and allowance for doubtful accounts).

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018 and 2017

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

Under ASC topic 740, Accounting for Income Taxes, the enactment of the Tax Act also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets and liabilities were revalued from 35% to 21%. Deferred tax assets of $46.2 million (as of the enactment effective date - the quarter ended December 31, 2017) were revalued to approximately $30.2 million with a corresponding decrease to the Company’s valuation allowance.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to September 30, 2018 and through the date the condensed consolidated financial statements were issued.

 FONAR CORPORATION AND SUBSIDIARIES

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the three month period ended September 30, 2018, we reported a net income of $4.5 million on revenues of $20.7 million as compared to net income of $4.6 million on revenues of $19.3 million for the three month period ended September 30, 2017. Operating income increased from $4.8 million for the three month period ended September 30, 2017 to $5.5 million for the three month period ended September 30, 2018.

The revenue increase of 7.1%, from $19.3 million for the first three months of fiscal 2018 to $20.7 million for the first three months of fiscal 2019, was primarily due to increases in net management fees of $1.0 million, from $12.0 million for the first three months of fiscal 2018 to $13.0 million for the first three months of fiscal 2019. Revenues from product sales and service and repair fees decreased by $112,000 from $162,000 for the first three months of fiscal 2018 to $50,000 for the first three months of fiscal 2019.

While our revenues increased, our costs and expenses increased by a lower amount , resulting in our operating income increasing to $5.5 million for the three months ended September 30, 2018 as compared to $4.8 million for the three months ended September 30, 2017. In terms of percentages, costs and expenses increased 4.3% from $14.5 million for the first three months of fiscal 2018 to $15.2 million for the first three months of fiscal 2019, while revenues increased 7.1%, from $19.3 million for the first three months of fiscal 2018 to $20.7 million for the first three months of fiscal 2019.

Fonar’s wholly-owned subsidiary, Health Management Corporation of America (“HMCA”), is the controlling, but not sole owner of two limited liability companies, Imperial Management Services, LLC (“Imperial”) and Health Diagnostics Management, LLC (“HDM”). Effective July 1, 2015, the Company restructured the corporate organization of the management of diagnostic imaging centers segment of the business. HMCA presently has a direct ownership interest of 70.0% in HDM, and the investors in HDM have a 30.0% ownership interest. HMCA has a 100% ownership interest in Imperial. Imperial is presently inactive. The entire management of the diagnostic imaging centers business segment is being conducted by HDM, operating under the name “Health Management Company of America”. For the sake of simplicity, HMCA, Imperial and HDM are referred to as “HMCA”, unless otherwise indicated.

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

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales decreased to $50,000 for the first three months of fiscal 2019 from $162,000 for the first three months of fiscal 2018. Costs related to product sales also decreased, from $143,000 for the three month period ended September 30, 2017 to $5,000 for the three month period ended September 30, 2018. Tight credit and economic uncertainty, together with lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g. multi positional scanning).

Service revenues decreased 5.8% from $2.3 million for the three month period ended September 30, 2017 to $2.2 million for the three month period ended September 30, 2018. Continuing lower sales volumes have been a factor ultimately contributing to the decrease in service revenues, as the revenue from new scanners being placed under service agreements, following the expiration of their warranties, is insufficient to replace the revenue lost as a result of older scanners being taken out of service.

Costs relating to providing service decreased by 4.4% from $789,000 in the first three months of fiscal 2018 to $754,000 in the first three months of fiscal 2019. Because of our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis, however, and to detect and repair any irregularities before more serious and costly problems result, we have been able to control our costs of providing service.

There were approximately $124,000 in foreign revenues for the first three months of fiscal 2019 as compared to approximately $102,000 in foreign revenues for the first three months of fiscal 2018, representing a increase in foreign revenues of 21.6%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

Revenues for the medical equipment segment decreased to $2.2 million for the three months of fiscal 2019 from $2.5 million for the three months of fiscal 2018. Operating results for our medical equipment segment increased to an operating loss of $230,000 for the first three months of fiscal 2019 as compared to an operating loss of $197,000 for the first three months of fiscal 2018.

 FONAR CORPORATION AND SUBSIDIARIES

Diagnostic Facilities Management Services

HMCA revenues increased in the first three months of fiscal 2019 by 9.6% to $18.5 million from $16.9 million for the first three months of fiscal 2018. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment increased slightly to 89.3% for the first three months of fiscal 2019, from 87.3% for the first three months of fiscal 2018.

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

HMCA is countering the effects of lower reimbursement rates by increasing the scan volume of the facilities it owns or manages.

As a result of our vigorous marketing efforts, the number of scans performed at our centers and at our client’s centers increased from 41,765 in the first three months of fiscal 2018 to 44,755 in the first three months of fiscal 2019.

We manage twenty-six sites, twenty-four of which are equipped with Fonar Upright® MRI scanners (our Upright® MRI Scanners are also called Stand-Up® MRI Scanners). HMCA experienced an operating income of $5.8 million for the first three months of fiscal 2019 compared to operating income of $5.0 million for the first three months of fiscal 2018.

HMCA’s cost of revenues for the first three months of fiscal 2019 as compared to the first three months of fiscal 2018 increased by 5.7% from $9.2 million to $9.7 million as a result of primarily due to higher volume of scans performed.

Consolidated

For the first three months of fiscal 2019, our consolidated net revenues increased by 7.1% to $20.7 million from $19.3 million for the first three months of fiscal 2018, and total costs and expenses increased by 4.3% to $15.2 million from $14.5 million for the first three months of fiscal 2019 and for the first three months of fiscal 2018 respectively. As a result, our operating income increased to $5.5 million in the first three months of fiscal 2019 as compared to $4.8 million in the first three months of fiscal 2018.

Selling, general and administrative expenses increased to $4.3 million in the first three months of fiscal 2019 from $4.1 million in the first three months of fiscal 2018. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, remained constant at $0 for the first three months of fiscal 2019 and for the three months of fiscal 2018.

Research and development expenses increased by 25.2% to 437,000 for the first three months of fiscal 2019 from $349,000 for the first three months of fiscal 2018.

Interest expense in the first three months of fiscal 2019 decreased by 41.9% to $25,000 from $43,000 in the first three months of fiscal 2018. The decrease was due to the repayment of debt.

Inventories increased to $1.6 million at September 30, 2018 from $1.4 million at June 30, 2018.

Net management fee and medical receivables increased by 2.6% to $41.8 million at September 30, 2018 from $40.7 million at June 30, 2018 as a result of slower collections. The slower collections were primarily due to an increase in no-fault and workers’ compensation revenue, which typically takes longer to collect and the additional site which was opened in April 2017.

FONAR CORPORATION AND SUBSIDIARIES

The results of operations for the first three months of fiscal 2019 reflect an increase in revenues from management, patient and other fees, as compared to the first three months of fiscal 2018 ($18.5 million for the first three months of fiscal 2019 as compared to $16.9 million for the first three months of fiscal 2018), and a decrease in MRI equipment segment revenues ($2.2 million as compared to $2.5 million). Revenues were 10.7% from the MRI equipment segment as compared to 89.3% from HMCA, for the first three months of fiscal 2019, as compared to 12.7% from the MRI equipment segment and 87.3% from HMCA for the first three months of fiscal 2018.

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

Liquidity and Capital Resources

Cash and cash equivalents increased by 7.9% from $19.6 million at June 30, 2018 to $21.2 million at September 30, 2018.

Cash provided by operating activities for the first three months of fiscal 2019 was $3.8 million. Cash provided by operating activities was attributable principally to net income of $4.5 million and depreciation and amortization of $922,000, offset by an increase in accounts, management fee receivables and medical receivables of $1.6 million and a decrease in other current liabilities of $3.1 million.

Cash used in investing activities for the first three months of fiscal 2019 was $469,000. The principal uses of cash used in investing activities during the first three months of fiscal 2019 consisted of patent costs of $20,000 and the purchase of property and equipment of $449,000.

Cash used in financing activities for the first three months of fiscal 2019 was $1.7 million. The principal uses of cash in financing activities during the first three months of fiscal 2019 were the repayment of principal on long-term debt and capital lease obligations of $7,000 and distributions to non-controlling interests of $1.7 million.

Total liabilities decreased by 17.3% to $13.3 million at September 30, 2018 from $16.1 million at June 30, 2018. “Other” current liabilities decreased by 41.5% to $4.8 million at September 30, 2018 from $8.2 million at June 30, 2018. Long-term debt and capital lease obligations decreased from $306,000 to $298,000. The current portion of our unearned revenue on service contracts increased from $4.2 million to $4.5 million. Customer deposits increased from $858,000 at June 30, 2018 to $990,000 at September 30, 2018 as a result of an increase in services performed.

As of September 30, 2018, the total of $4.8 million in “other” current liabilities included accrued salaries and payroll taxes of $1.1 million, and sales taxes of $1.7 million plus accrued interest and penalties of $1.2 million.

Our working capital increased to $58.8 million at September 30, 2018 from $52.5 million at June 30, 2018. This resulted from an increase in current assets ($67.1 million at June 30, 2018 as compared to $70.6 million at September 30, 2018), and a decrease in current liabilities from $14.6 million at June 30, 2018 to $11.8 million at September 30, 2018.

The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which those temporary differences become deductible or when such net operating losses can be utilized. The Company considers projected future taxable income, the regulatory environment of the industry, and tax planning strategies in making this assessment. At the present, the Company believes that it is more likely than not that the benefits from certain deferred tax asset carryforwards, will not all be fully realized. In recognition of this inherent risk, a valuation allowance was established for the partial value of the deferred tax asset, (principally related to research and development tax credits and allowance for doubtful accounts). A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of any portion or all of the valuation allowance.

FONAR CORPORATION AND SUBSIDIARIES

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

The Tax Cuts and Jobs Act was signed into law on December 22, 2017 and made numerous changes to the Internal Revenue Code. Among other changes, the Act reduced the US corporate income tax rate to 21% effective January 1, 2018.

Under ASC Topic 740, Accounting for Income Taxes, the enactment of the Tax Act also required companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation in enacted. The Company’s gross deferred tax assets and liabilities were revalued form 35% to 21%. Deferred tax assets of approximately $46.2 million (as of the enactment effective date) were revalued to approximately $30.2 million with a corresponding decrease to the Company’s valuation allowance.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (Topic 606). ASU 2014-09 requires an entity to recognize as revenue the amount that reflects the consideration which it expects to be entitled in exchange for goods and services as it transfers control to its customers. It also requires more detailed disclosures to enable users of the financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company earns revenue from the sale of scanners, maintenance contracts, product upgrades, patient services and management fees. Under the new guidance, the reporting for patient services revenue is now reported differently. All other streams of revenue were not impacted by the new guidance. The primary change for healthcare providers under the new guidance relates to revenue generated from patient services, with patient responsibility for payment. Under the new guidance, the Company is required to report an implicit price concession (both initially and for the subsequent changes in estimates) as a reduction of revenues as opposed to bad debt expense as a component of operating expenses. The Company now records any changes in expectation of collection amounts due to patient specific events that suggests that the patient no longer has the ability and intent to pay the amount due through the bad debt expense, as that is more indicative of a change in the customer’s credit worthiness as opposed to change in the transaction price.

The new standard supersedes most current revenue guidance, including industry-specific guidance. The guidance became effective for the Company on July 1, 2018 and as part of adopting the standard, the Company identified revenue streams of like contracts to allow for ease of implementation. The Company used primarily a portfolio approach to apply the new model to classes of customers with similar characteristics. The impact of adopting the new standard on our total revenue; and income from operations was not material. While the adoption of ASU 2014-09 did impact the presentation of net operating revenues in our Consolidated Statements of Operations and impacts certain disclosures, it did not materially impact our financial position, results of operations or cash flows. There was no cumulative effect of a change in accounting principle recorded related to the adoption of ASU 2014-09 on July 1, 2018.

Fonar has not committed to making any significant capital expenditures for the remainder of the 2019 fiscal year with the exception of putting in an additional scanner in an existing Florida site.

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

The Company believes that its business plan has been responsible for the past six consecutive fiscal years and past fiscal quarter of profitability and that its capital resources will be adequate to support operations at current levels through at least September 30, 2019. The future effects on our business of healthcare legislation, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, reimbursement rates and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2018, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FONAR CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2018.

Item 1A – Risk Factors: An investment in the securities of the Company is subject to various risks, the most significant of which are summarized below.

1. Reduced Reimbursement Rates. Most of our revenues are derived from our scanning center business conducted by HMCA. Our scanning center clients and the Florida facilities owned by HMCA are experiencing lower reimbursement rates from Medicare, other government programs and private insurance companies. To date, the impact of these reductions has been countered by increasing scanning volume and reducing our operating expenses, thereby maintaining profitability in this business segment. There is, however, no assurance that we will be able to continue to do so.

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

9. Possible changes in Florida Insurance Law. A bill has been introduced into the Florida legislature, whose goal is to eliminate the no-fault system and the requirement that motorists carry personal injury protection, commonly referred to a “PIP”. In March 2018, however, a Florida senate subcommittee rejected a bill to repeal PIP. Future efforts to repeal PIP, however, may be successful. Currently, drivers and passengers get car damages and PIP, paid for up to $10,000, no matter who is at fault in an accident. Drivers have to pay an additional cost to insurance companies to pay for bodily injuries, which covers them if they are at fault. While PIP is required, coverage for bodily injury is not. The insurance industry is pushing to scrap PIP and instead mandate all motorists to carry coverage that includes a minimum of $25,000 bodily injury if they are at fault. Eliminating PIP would mean that the $10,000 drivers now get paid toward medical costs through their insurers might not be there for them to pay for injured drivers. Importantly, payments would be reduced by approximately 60% due to claims being paid at commercial rates or through legal settlements instead of at the presently prevailing PIP fee schedule. This would negatively impact our seven diagnostic imaging facilities (both those we own and those we manage) with more unpaid bills, lower reimbursement rates and elongated waiting times.

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

FONAR CORPORATION AND SUBSIDIARIES

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds: None

Item 3 - Defaults Upon Senior Securities: None

Item 4 - Mine Safety Disclosure: Not Applicable

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:

a)        Exhibit 31.1 Certification. See Exhibits

b)       Exhibit 32.1 Certification. See Exhibits

c)	Report on Form 8-K filed on September 14, 2018, Item 2.02: Results of Operations and Financial Condition for the fiscal year ended June 30, 2018.

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

Dated: November 8, 2018