Form 10-Q
period 2018-12-31
FONAR CORP
filed 2019-02-11
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 2018

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

YES _X_ NO ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit such files. YES _X_ NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of accelerated filer, large accelerated filer, smaller reporting company and emerging growth company in Rule 12b-2 of the Exchange Act.(Check one): Large accelerated filer___ Accelerated filer _X_ Non-accelerated filer___ Smaller reporting company _X_ Emerging growth company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at January 31, 2019
Common Stock, par value $.0001	6,357,482
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	December 31, 2018	June 30, 2018 *
Cash and cash equivalents	$23,287	$19,634
Accounts receivable – net	3,806	3,814
Accounts receivable - related party	60	—
Medical receivable – net	14,154	13,351
Management and other fees receivable – net	23,478	21,863
Management and other fees receivable – related medical practices – net	5,966	5,535
Inventories	1,657	1,431
Costs and estimated earnings in excess of billings on uncompleted contracts	87	87
Prepaid expenses and other current assets	1,129	1,350
Total Current Assets	73,624	67,065
Income taxes receivable	1,200	1,200
Deferred income tax asset	20,348	22,689
Property and equipment – net	17,344	16,492
Goodwill	3,985	3,985
Other intangible assets - net	5,160	5,602
Other assets	1,205	1,278
Total Assets	$122,866	$118,311

 *Condensed from audited financial statements.

 See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2018	June 30, 2018 *
Current Liabilities:
Current portion of long-term debt and capital leases	$39	$39
Accounts payable	1,294	1,300
Other current liabilities	5,285	8,178
Unearned revenue on service contracts	4,027	4,192
Unearned revenue on service contracts - related party	55	—
Customer deposits	930	858
Total Current Liabilities	11,630	14,567
Long-Term Liabilities:
Deferred income tax liability	239	239
Due to related medical practices	93	227
Long-term debt and capital leases, less current portion	290	306
Other liabilities	758	737
Total Long-Term Liabilities	1,380	1,509
Total Liabilities	13,010	16,076

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	December 31, 2018	June 30, 2018 *
STOCKHOLDERS' EQUITY:
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at December 31, 2018 and June 30, 2018, 313 issued and outstanding at December 31, 2018 and June 30, 2018	$—	$—
Preferred stock $.001 par value; 567 shares authorized at December 31, 2018 and June 30, 2018, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at December 31, 2018 and June 30, 2018, 6,369 and 6,299 issued at December 31, 2018 and June 30, 2018; 6,357 and 6,288 outstanding at December 31, 2018 and June 30, 2018	1	1
Class B Common Stock (10 votes per share) $ .0001 par value; 227 shares authorized at December 31, 2018 and June 30, 2018, .146 issued and outstanding at December 31, 2018 and June 30, 2018	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at December 31, 2018 and June 30, 2018, 383 issued and outstanding at December 31, 2018 and June 30, 2018	—	—
Paid-in capital in excess of par value	181,086	179,132
Accumulated deficit	(72,902)	(79,773)
Notes receivable from employee stockholders	(9)	(9)
Treasury stock, at cost - 12 shares of common stock at December 31, 2018 and June 30, 2018	(675)	(675)
Total Fonar Corporation’s Stockholder Equity	107,501	98,676
Non controlling interests	2,355	3,559
Total Stockholders' Equity	109,856	102,235
Total Liabilities and Stockholders' Equity	$122,866	$118,311

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED DECEMBER 31,
REVENUES	2018	2017
Patient fee revenue, net of contractual allowances and discounts	$5,921	$9,537
Provision for bad debts for patient fee	—	(4,571)
Patient fee revenue - net	5,921	4,966
Product sales – net	395	276
Service and repair fees – net	2,021	2,352
Service and repair fees – related parties - net	28	28
Management and other fees – net	10,573	10,340
Management and other fees – related medical practices – net	2,287	2,206
Total Revenues – Net	21,225	20,168
COSTS AND EXPENSES
Costs related to patient fee revenue	2,702	2,570
Costs related to product sales	317	246
Costs related to service and repair fees	746	753
Costs related to service and repair fees – related parties	11	9
Costs related to management and other fees	5,904	5,826
Costs related to management and other fees – related medical practices	1,405	1,261
Research and development	550	407
Selling, general and administrative	3,610	3,286
Total Costs and Expenses	15,245	14,358
Income From Operations	5,980	5,810
Interest Expense	(25)	(48)
Investment Income	122	58
Other Expense	—	(5)
Income Before Provision for Income Taxes and Non Controlling Interests	6,077	5,815
Provision for Income Taxes	(1,213)	(575)
Net Income	4,864	5,240
Net Income - Non Controlling Interests	(1,312)	(1,051)
Net Income - Controlling Interests	$3,552	$4,189
Net Income Available to Common Stockholders	$3,332	$3,926
Net Income Available to Class A Non-Voting Preferred Stockholders	$164	$196
Net Income Available to Class C Common Stockholders	$56	$67
Basic Net Income Per Common Share Available to Common Stockholders	$0.52	$0.62
Diluted Net Income Per Common Share Available to Common Stockholders	$0.51	$0.61
Basic and Diluted Income Per Share-Class C Common	$0.15	$0.17
Weighted Average Basis Shares Outstanding-Common Stockholders	6,357	6,287
Weighted Average Diluted Shares Outstanding-Common Stockholders	6,485	6,415
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2018	2017
REVENUES
Patient fee revenue, net of contractual allowances and discounts	$11,446	$18,190
Provision for bad debts for patient fee	—	(8,321)
Patient fee revenue - net	11,446	9,869
Product sales – net	445	439
Service and repair fees – net	4,152	4,616
Service and repair fees – related parties - net	55	55
Management and other fees – net	21,257	20,111
Management and other fees – related medical practices – net	4,575	4,412
Total Revenues – Net	41,930	39,502
COSTS AND EXPENSES
Costs related to patient fee revenue	5,276	5,049
Costs related to product sales	322	389
Costs related to service and repair fees	1,491	1,533
Costs related to service and repair fees – related parties	20	18
Costs related to management and other fees	11,660	11,384
Costs related to management and other fees – related medical practices	2,787	2,411
Research and development	987	755
Selling, general and administrative	7,869	7,367
Total Costs and Expenses	30,412	28,906
Income From Operations	11,518	10,596
Interest Expense	(50)	(92)
Investment Income	230	104
Other Expense	—	(7)
Income Before Provision for Income Taxes and Non Controlling Interests	11,698	10,601
Provision for Income Taxes	(2,341)	(760)
Net Income	9,357	9,841
Net Income - Non Controlling Interests	(2,486)	(1,933)
Net Income - Controlling Interests	$6,871	$7,908
Net Income Available to Common Stockholders	$6,444	$7,413
Net Income Available to Class A Non-Voting Preferred Stockholders	$318	$369
Net Income Available to Class C Common Stockholders	$109	$126
Basic Net Income Per Common Share Available to Common Stockholders	$1.01	$1.18
Diluted Net Income Per Common Share Available to Common Stockholders	$0.99	$1.16
Basic and Diluted Income Per Share-Class C Common	$0.28	$0.33
Weighted Average Basic Shares Outstanding-Common Stockholders	6,351	6,287
Weighted Average Diluted Shares Outstanding-Common Stockholders	6,479	6,415
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE SIX MONTHS ENDED DECEMBER 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$9,357	$9,841
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,874	1,957
Deferred income tax	2,341	575
Provision for bad debts	(593)	(1,140)
Stock issued for costs and expenses	1,955	—
(Increase) decrease in operating assets, net:
Accounts, medical receivable and management fee(s)	(2,309)	(1,492)
Notes receivable	(13)	—
Inventories	(225)	(71)
Prepaid expenses and other current assets	304	(74)
Other assets	2	(150)
Increase (decrease) in operating liabilities, net:
Accounts payable	(6)	(58)
Other current liabilities	(3,003)	(608)
Customer advances	71	110
Other liabilities	21	(10)
Due to related medical practices	(135)	—
Net cash provided by operating activities	9,641	8,880
Cash Flows from Investing Activities:
Purchases of property and equipment	(2,238)	(1,862)
Cost of patents	(45)	(51)
Net cash used in investing activities	(2,283)	(1,913)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(15)	(99)
Additional acquisition costs	—	(58)
Distributions to non controlling interests	(3,690)	(2,760)
Repayment of notes receivable from employee stockholders	—	4
Net cash used in financing activities	(3,705)	(2,913)
Net Increase in Cash and Cash Equivalents	3,653	4,054
Cash and Cash Equivalents – Beginning of Period	19,634	10,140
Cash and Cash Equivalents - End of Period	$23,287	$14,194

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2018, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 21, 2018 for the fiscal year ended June 30, 2018.

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

DECEMBER 31, 2018 and 2017

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues (Continued)

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, at the adoption of ASC 606 the majority of what was previously classified as the provision for bad debts in the statement of operations is now reflected as implicit price concessions (as defined in ASC 606) and therefore included as a reduction to net operating revenues in fiscal 2019. For changes in credit issues not assessed at the date of service, the Company will prospectively recognize those amounts in other operating expenses on the statement of operations. For periods prior to the adoption of ASC 606, the provision for bad debts has been presented consistent with the previous revenue recognition standards that required it to be presented separately as a component of net operating revenues. Additionally, upon adoption of ASC 606 the allowance for doubtful accounts of approximately $22.7 million as of July 1, 2018 was reclassified as a component of net patient accounts receivable. Other than these changes in presentation on the condensed consolidated statement of operations and condensed consolidated balance sheet, the adoption of ASC 606 did not have a material impact on the consolidated results of operations for the three months and six months ended December 31, 2018, and the Company does not expect it to have a material impact on its consolidated results of operations for the remainder of 2019 and on a prospective basis.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed based on weighted average number of shares common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the three and six months ended December 31, 2018 and 2017.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and six months ended December 31, 2018 and 2017, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

	Three months ended December 31, 2018			Three months ended December 31, 2017
Basic	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$3,552	$3,332	$56	$4,189	$3,926	$67
Denominator:
Weighted average shares outstanding	6,357	6,357	383	6,287	6,287	383
Basic income per common share	$0.56	$0.52	$0.15	$0.67	$0.62	$0.17
Diluted
Denominator:
Weighted average shares outstanding		6,357	383		6,287	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,485	383		6,415	383
Diluted income per common share		$0.51	$0.15		$0.61	$0.17

	Six months ended December 31, 2018			Six months ended December 31, 2017
Basic	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$6,871	$6,444	$109	$7,908	$7,413	$126
Denominator:
Weighted average shares outstanding	6,351	6,351	383	6,287	6,287	383
Basic income per common share	$1.08	$1.01	$0.28	$1.26	$1.18	$0.33
Diluted
Denominator:
Weighted average shares outstanding		6,351	383		6,287	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,479	383		6,415	383
Diluted income per common share		$0.99	$0.28		$1.16	$0.33

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

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

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is evaluating the impact of adopting this guidance on our consolidated condensed financial statements.

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

DECEMBER 31, 2018 and 2017

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

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of December 31, 2018 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2018 or 2017, and it does not believe that any of those pronouncements will have a significant impact on our condensed consolidated financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifcations did not have any effect on reported consolidated net income for any periods presented.

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at December 31, 2018:

	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$3,996	$190	$3,806
Accounts receivable - related party	$60	—	$60
Medical receivable - net	$14,154	—	$14,154
Management and other fees receivable	$33,230	$9,752	$23,478
Management and other fees receivable from related medical practices ("PC’s")	$8,316	$2,350	$5,966

 FONAR CORPORATION AND SUBSIDIARIES

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

Receivables, net is comprised of the following at June 30, 2018:

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

Medical Receivables

Medical receivables are due under fee-for-service contracts from third party payors, such as hospitals, government sponsored healthcare programs, patient’s legal counsel and directly from patients. Substantially all the revenue relates to patients residing in Florida. The carrying amount of the medical receivable is reduced by allowances for contractual adjustments and subsequent changes in credit worthiness based on specific payor class and historical experience at each site.

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

DECEMBER 31, 2018 and 2017

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 66% and 65% of the PCs’ net revenues for the three months ended December 31, 2018 and 2017, respectively, were derived from no-fault and personal injury protection claims. Approximately 67% and 66% of the PCs’ net revenues for the six months ended December 31, 2018 and 2017, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 10.8% and 10.9% of the consolidated net revenues for the three months ended December 31, 2018 and 2017, respectively. Net revenues from management and other fees charged to the related PCs accounted for approximately 10.9% and 11.2% of the consolidated net revenues for the six months ended December 31, 2018 and 2017, respectively.

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

The Company’s patient fee revenue, net of contractual allowances and discounts less the provision for bad debts for the three and six months ended December 31, 2018 and 2017 are summarized in the following tables.

	For the Three Months Ended December 31,
	2018	2017
Commercial Insurance/ Managed Care	$1,335	$1,017
Medicare/Medicaid	270	293
Workers' Compensation/Personal Injury	3,956	6,530
Other	360	1,697
Patient Fee Revenue, net of contractual allowances and discounts	5,921	9,537
Provision for Bad Debts and bad debt expense	—	(4,571)
Net Patient Fee for Revenue	$5,921	$4,966

	For the Six Months Ended December 31,
	2018	2017
Commercial Insurance/ Managed Care	$2,515	$2,215
Medicare/Medicaid	561	565
Workers' Compensation/Personal Injury	7,658	12,108
Other	712	3,302
Patient Fee Revenue, net of contractual allowances and discounts	11,446	18,190
Provision for Bad Debts and bad debt expense	—	(8,321)
Net Patient Fee for Revenue	$11,446	$9,869

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

 NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

	December 31, 2018	June 30, 2018
Purchased parts, components and supplies	$1,510	$1,312
Work-in-process	147	119
Total Inventories	$1,657	$1,431

NOTE 5 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information relating to uncompleted contracts is as follows:

	December 31, 2018	June 30, 2018
Costs incurred on uncompleted contracts	$449	$449
Estimated earnings	309	309
Subtotal	758	758
Less: Billings to date	671	671
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$87	$87

 NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheet consist of the following:

	December 31, 2018	June 30, 2018
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	4,881	4,836
Non-compete	4,100	4,100
Customer relationships	3,800	3,800
Gross Other intangible assets	19,786	19,741
Less: Accumulated amortization	14,626	14,139
Other Intangible Assets – net	$5,160	$5,602

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

 NOTE 6 – OTHER INTANGIBLE ASSETS (CONTINUED)

Amortization of patents and copyrights for the three months ended December 31, 2018 and 2017 amounted to $49 and $52, respectively.

Amortization of capitalized software development costs for the three months ended December 31, 2018 and 2017 amounted to $0 and $65, respectively.

Amortization of non-compete for the three months ended December 31, 2018 and 2017 amounted to $147 and $147, respectively.

Amortization of customer relationships for the three months ended December 31, 2018 and 2017 amounted to $47 and $47, respectively.

Amortization of patents and copyrights for the six months ended December 31, 2018 and 2017 amounted to $99 and $102, respectively.

Amortization of capitalized software development costs for the six months ended December 31, 2018 and 2017 amounted to $0 and $130 respectively.

Amortization of non-compete for the six months ended December 31, 2018 and 2017 amounted to $293 and $293, respectively.

Amortization of customer relationships for the six months ended December 31, 2018 and 2017 amounted to $95 and $95, respectively.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

	December 31, 2018	June 30, 2018
Accrued salaries, commissions and payroll taxes	$1,430	$3,438
Litigation accruals	145	145
Sales tax payable	1,701	2,092
Legal and other professional fees	126	119
Accounting fees	60	125
Self-funded health insurance reserve	—	79
Accrued interest and penalty	1,235	1,498
Other	588	682
Total Other Current Liabilities	$5,285	$8,178

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

During the six months ended December 31, 2018, the Company issued 70 shares of common stock for costs and expenses of $1,955.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Medical Equipment	Management Of Diagnostic Imaging Centers	Totals
For the three months ended December 31, 2018
Net revenues from external customers	$2,444	$18,781	$21,225
Inter-segment net revenues	$227	$—	$227
(Loss) income from operations	$(409)	$6,389	$5,980
Depreciation and amortization	$91	$861	$952
Capital expenditures	$25	$1,789	$1,814

For the three months ended December 31, 2017
Net revenues from external customers	$2,656	$17,512	$20,168
Inter-segment net revenues	$227	$—	$227
Income from operations	$164	$5,646	$5,810
Depreciation and amortization	$84	$914	$998
Capital expenditures	$135	$1,033	$1,168

For the six months ended December 31, 2018
Net revenues from external customers	$4,652	$37,278	$41,930
Inter-segment net revenues	$455	$—	$455
(Loss) income from operations	$(638)	$12,156	$11,518
Depreciation and amortization	$184	$1,690	$1,874
Capital expenditures	$45	$2,238	$2,283

For the six months ended December 31, 2017
Net revenues from external customers	$5,110	$34,392	$39,502
Inter-segment net revenues	$446	$—	$446
(Loss) income from operations	$(33)	$10,629	$10,596
Depreciation and amortization	$166	$1,791	$1,957
Capital expenditures	$179	$1,683	$1,862

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 10– SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended December 31, 2018 and December 31, 2017, the Company paid $147 and $25 for interest, respectively.

During the six months ended December 31, 2018 and December 31, 2017, the Company paid $180 and $185 for income taxes, respectively.

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

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2018 and our form 10-Q for the first quarter of fiscal 2019.

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of December 31, 2018, the Company has recorded tax obligations of approximately $1,701 plus interest and penalties of approximately $1,190. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $100 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of December 31, 2018 and June 30, 2018, the Company had approximately $0 and $79, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

DECEMBER 31, 2018 and 2017

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 12 - INCOME TAXES

In accordance with ASC 740-270, Income Taxes – Interim Reporting, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur.  For the six months ended December 31, 2018 and 2017, the Company recorded income tax expense of $2,341 in 2018 as compared to $760 in 2017.  The 2018 provision is comprised of a current income tax component of $1,632 and a deferred income tax component of $709. Obligations for any liability associated with the current income tax provision, has been reduced, primarily resulting from the benefits and utilization of net operating loss carryforwards.

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

The Company recorded a deferred tax asset of $20,348 and a deferred tax liability of $239 as of December 31, 2018, primarily relating to net operating loss carryforwards of approximately $76,135 available to offset future taxable income through 2030. The net operating losses begin to expire in 2021 for federal tax and state income tax purposes.

Future ownership changes as determined under Section 382 of the Internal Revenue code could further limit the utilization of net operating loss carryforwards. As of December 31, 2018, no such changes in ownership have occurred.

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

DECEMBER 31, 2018 and 2017

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

Under ASC topic 740, Accounting for Income Taxes, the enactment of the Tax Act also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets and liabilities were revalued from 35% to 21%. Deferred tax assets of $46.2 million (as of the enactment effective date –the quarter ended December 31, 2017) were revalued to approximately $30.2 million with a corresponding decrease to the Company’s valuation allowance.

NOTE 13- SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to December 31, 2018 and through the date the condensed consolidated financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the six month period ended December 31, 2018, we reported a net income of $9.4 million on revenues of $41.9 million as compared to net income of $9.8 million on revenues of $39.5 million for the six month period ended December 31, 2017. Operating income increased from $10.6 million for the six month period ended December 31, 2017 to $11.5 million for the six month period ended December 31, 2018.

For the three month period ended December 31, 2018, we reported a net income of $4.9 million on revenues of $21.2 million as compared to net income of $5.2 million on revenues of $20.2 million for the three month period ended December 31, 2017.

The revenue increase of 6.1%, from $39.5 million for the first six months of fiscal 2018 to $41.9 million for the first six months of fiscal 2019, was primarily due to increases in net management fees of $1.3 million, from $24.5 million for the first six months of fiscal 2018 to $25.8 million for the first six months of fiscal 2019. Revenues from product sales and service and repair fees decreased by $458,000 from $5.1 million for the first six months of fiscal 2018 to $4.6 million for the first six months of fiscal 2019.

While our revenues increased, our costs and expenses increased by a lower amount, resulting in our operating income increasing to $11.5 million for the six months ended December 31, 2018 as compared to $10.6 million for the six months ended December 31, 2017. In terms of percentages, costs and expenses increased 5.2% from $28.9 million for the first six months of fiscal 2018 to $30.4 million for the first six months of fiscal 2019, while revenues increased 6.1%, from $39.5 million for the first six months of fiscal 2018 to $41.9 million for the first six months of fiscal 2019.

FONAR CORPORATION AND SUBSIDIARIES

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

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales increased slightly to $445,000 for the first six months of fiscal 2019 from $439,000 for the first six months of fiscal 2018. Costs related to product sales decreased, from $389,000 for the six month period ended December 31, 2017 to $322,000 for the six month period ended December 31, 2018. Economic uncertainty and lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g. multi positional scanning).

Service revenues decreased 9.9% from $4.7 million for the six month period ended December 31, 2017 to $4.2 million for the six month period ended December 31, 2018. Continuing lower sales volumes have been a factor ultimately contributing to the decrease in service revenues, as the revenue from new scanners being placed under service agreements, following the expiration of their warranties, is insufficient to replace the revenue lost as a result of older scanners being taken out of service.

 FONAR CORPORATION AND SUBSIDIARIES

 Costs relating to providing service decreased by 2.6% from $1.6 million in the first six months of fiscal 2018 to $1.5 million in the first six months of fiscal 2019. Because of our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis, however, and to detect and repair any irregularities before more serious and costly problems result, we have been able to control our costs of providing service.

There were approximately $288,000 in foreign revenues for the first six months of fiscal 2019 as compared to approximately $417,000 in foreign revenues for the first six months of fiscal 2018, representing a decrease in foreign revenues of 30.9%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

Revenues for the medical equipment segment decreased to $4.7 million for the six months of fiscal 2019 from $5.1 million for the six months of fiscal 2018. Operating results for our medical equipment segment increased to an operating loss of $638,000 for the first six months of fiscal 2019 as compared to an operating loss of $33,000 for the first six months of fiscal 2018.

Diagnostic Facilities Management Services

HMCA revenues increased in the first six months of fiscal 2019 by 8.4% to $37.3 million from $34.4 million for the first six months of fiscal 2018. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment increased slightly to 88.9% for the first six months of fiscal 2019, from 87.1% for the first six months of fiscal 2018.

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

As a result of our vigorous marketing efforts, the number of scans performed at our centers and at our client’s centers increased from 85,404 in the first six months of fiscal 2018 to 88,997 in the first six months of fiscal 2019.

We manage twenty-six sites, twenty-four of which are equipped with Fonar Upright® MRI scanners (our Upright® MRI Scanners are also called Stand-Up® MRI Scanners). HMCA experienced an operating income of $12.2 million for the first six months of fiscal 2019 compared to operating income of $10.6 million for the first six months of fiscal 2018.

 FONAR CORPORATION AND SUBSIDIARIES

 HMCA’s cost of revenues for the first six months of fiscal 2019 as compared to the first six months of fiscal 2018 increased by 4.7% from $18.8 million to $19.7 million as a result of primarily due to higher volume of scans performed.

Consolidated

For the first six months of fiscal 2019, our consolidated net revenues increased by 6.1% to $41.9 million from $39.5 million for the first six months of fiscal 2018, and total costs and expenses increased by 5.2% to $30.4 million from $28.9 million for the first six months of fiscal 2019 and for the first six months of fiscal 2018 respectively. As a result, our operating income increased to $11.5 million in the first six months of fiscal 2019 as compared to $10.6 million in the first six months of fiscal 2018.

Selling, general and administrative expenses increased to $7.9 million in the first six months of fiscal 2019 from $7.4 million in the first six months of fiscal 2018. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, remained constant at $0 for the first six months of fiscal 2019 and 2018.

Research and development expenses increased by 30.7% to 987,000 for the first six months of fiscal 2019 from $755,000 for the first six months of fiscal 2018.

Interest expense in the first six months of fiscal 2019 decreased by 45.7% to $50,000 from $92,000 in the first six months of fiscal 2018. The decrease was due to the repayment of debt.

Inventories increased to $1.7 million at December 31, 2018 from $1.4 million at June 30, 2018.

Net management fee and medical receivables increased by 7.0% to $43.6 million at December 31, 2018 from $40.7 million at June 30, 2018 as a result of slower collections. The slower collections were primarily due to an increase in no-fault and workers’ compensation revenue, which typically takes longer to collect and the additional site which was opened in April 2017.

The results of operations for the first six months of fiscal 2019 reflect an increase in revenues from management, patient and other fees, as compared to the first six months of fiscal 2018 ($37.3 million for the first six months of fiscal 2019 as compared to $34.4 million for the first six months of fiscal 2018), and a decrease in MRI equipment segment revenues ($4.7 million as compared to $5.1 million). Revenues were 11.1% from the MRI equipment segment as compared to 88.9% from HMCA, for the first six months of fiscal 2019, as compared to 12.9% from the MRI equipment segment and 87.1% from HMCA for the first six months of fiscal 2018.

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

In addition FONAR has announced the publication of a book “THE CRANIOCERVICAL SYNDROME and MRI” that highlights the unique attributes of FONAR UPRIGHT® MRI Imaging (S. Karger, A.G. based in Basel, Switzerland- www.karger.com/Book/Home/261956) which has been published by S. Karger, an approximately 125 year old company and an academic publisher of scientific and medical journals and books. The seven chapter monograph examines the rapid advances in MRI made possible by the FONAR UPRIGHT® Multi-Position MRI that are transforming the treatment of patients suffering from the craniocervical syndrome (CCS). It is written by leading international experts in the field to practitioners with a better understanding of the subtle anatomy and MRI appearances at the craniocervical junction, along with insight into the clinical significance of cerebrospinal fluid (CSF) flow measurements and its potential role in generating the devastating impairments of the neurodegenerative diseases: Alzheimer’s (5.1 million patients in the United States), childhood and adult Autism (3.0 million), Parkinson’s (1.0 million), Multiple Sclerosis (250,000-350,000) and Amyotrophic Lateral Sclerosis (ALS) (30,000). It calls attention to the revolutionary importance of FONAR’s UPRIGHT® MRI imaging technology and the prospect of significantly relieving the suffering of the above totaled 9.38 million patients afflicted with these disorders.

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

Liquidity and Capital Resources

Cash and cash equivalents increased by 18.6% from $19.6 million at June 30, 2018 to $23.3 million at December 31, 2018.

Cash provided by operating activities for the first six months of fiscal 2019 was $9.6 million. Cash provided by operating activities was attributable principally to net income of $9.4 million, depreciation and amortization of $1.9 million and deferred income of $2.3 million, offset by an increase in accounts, management fee receivables and medical receivables of $2.3 million and a decrease in other current liabilities of $3.0 million.

Cash used in investing activities for the first six months of fiscal 2019 was $2.3 million. The principal uses of cash used in investing activities during the first six months of fiscal 2019 consisted of patent costs of $45,000 and the purchase of property and equipment of $2.2 million.

Cash used in financing activities for the first six months of fiscal 2019 was $3.7 million. The principal uses of cash in financing activities during the first six months of fiscal 2019 were the repayment of principal on long-term debt and capital lease obligations of $15,000 and distributions to non-controlling interests of $3.7 million.

Total liabilities decreased by 19.1% to $13.0 million at December 31, 2018 from $16.1 million at June 30, 2018. “Other” current liabilities decreased by 35.4% to $5.3 million at December 31, 2018 from $8.2 million at June 30, 2018. Long-term debt and capital lease obligations decreased from $306,000 to $290,000. The current portion of our unearned revenue on service contracts decreased from $4.2 million to $4.1 million. Customer deposits increased from $858,000 at June 30, 2018 to $930,000 at December 31, 2018 as a result of an increase in services performed.

As of December 31, 2018, the total of $5.3 million in “other” current liabilities included accrued salaries and payroll taxes of $1.4 million, and sales taxes of $1.7 million plus accrued interest and penalties of $1.2 million.

Our working capital increased to $62.0 million at December 31, 2018 from $52.5 million at June 30, 2018. This resulted from an increase in current assets ($67.1 million at June 30, 2018 as compared to $73.6 million at December 31, 2018), and a decrease in current liabilities from $14.6 million at June 30, 2018 to $11.6 million at December 31, 2018.

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

Fonar has not committed to making any significant capital expenditures for the remainder of the 2019 fiscal year.

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

The Company believes that its business plan has been responsible for the past six consecutive fiscal years and past fiscal quarter of profitability and that its capital resources will be adequate to support operations at current levels through at least December 31, 2019. The future effects on our business of healthcare legislation, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, reimbursement rates and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of December 31, 2018, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the six months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 FONAR CORPORATION AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings: There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2018 or the fiscal quarter ended September 30, 2018.

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

 FONAR CORPORATION AND SUBSIDIARIES

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

Item 5 - Other Information: None

Item 6 - Exhibits and Reports on Form 8-K:

a)        Exhibit 31.1 Certification. See Exhibits

b)       Exhibit 32.1 Certification. See Exhibits

c)	Report on Form 8-K filed on November 8, 2018, Item 2.02: Results of Operations and Financial Condition for the fiscal quarter ended September 30, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FONAR CORPORATION

(Registrant)

 _________________________________

By: /s/ Timothy Damadian

Timothy Damadian

 President and Principal Executive Officer

__________________________________

/s/ Raymond V. Damadian

Raymond V. Damadian

Chairman of the Board, Treasurer and

Acting Principal Financial Officer

Dated: February 11, 2019