Form 10-Q
period 2019-03-31
FONAR CORP
filed 2019-05-10
CIK 355019

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit such files. YES _X_ NO ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of accelerated filer, large accelerated filer, smaller reporting company and emerging growth company in Rule 12b-2 of the Exchange Act.(Check one): Large accelerated filer___ Accelerated filer _X_ Non-accelerated filer___ Smaller reporting company _X__Emerging growth company___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO _X_

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock	FONR	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at April 30, 2019
Common Stock, par value $.0001	6,357,482
Class B Common Stock, par value $.0001	146
Class C Common Stock, par value $.0001	382,513
Class A Preferred Stock, par value $.0001	313,438

FONAR CORPORATION AND SUBSIDIARIES

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

ASSETS

	March 31, 2019	June 30, 2018 *
Cash and cash equivalents	$24,780	$19,634
Accounts receivable – net	3,709	3,814
Accounts receivable - related party	30	—
Medical receivable – net	15,318	13,351
Management and other fees receivable – net	24,979	21,863
Management and other fees receivable – related medical practices – net	6,204	5,535
Inventories	1,810	1,431

Costs and estimated earnings in excess of billings on uncompleted contracts	335	87
Prepaid expenses and other current assets	1,647	1,350
Total Current Assets	78,812	67,065

Income taxes receivable	1,200	1,200
Deferred income tax asset	18,989	22,689
Property and equipment – net	17,440	16,492
Goodwill	3,985	3,985
Other intangible assets - net	4,959	5,602
Other assets	1,207	1,278
Total Assets	$126,592	$118,311

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2019	June 30, 2018 *
Current Liabilities:
Current portion of long-term debt and capital leases	$40	$39
Accounts payable	1,631	1,300
Other current liabilities	4,973	8,178
Unearned revenue on service contracts	3,777	4,192
Unearned revenue on service contracts - related party	27	—
Customer deposits	834	858
Total Current Liabilities	11,282	14,567
Long-Term Liabilities:
Deferred income tax liability	239	239
Due to related medical practices	93	227
Long-term debt and capital leases, less current portion	282	306
Other liabilities	755	737
Total Long-Term Liabilities	1,369	1,509
Total Liabilities	12,651	16,076

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY (Continued)

	March 31, 2019	June 30, 2018 *
STOCKHOLDERS' EQUITY:
Class A non-voting preferred stock $.0001 par value; 453 shares authorized at March 31, 2019 and June 30, 2018, 313 issued and outstanding at March 31, 2019 and June 30, 2018	$—	$—
Preferred stock $.001 par value; 567 shares authorized at March 31, 2019 and June 30, 2018, issued and outstanding – none	—	—
Common Stock $.0001 par value; 8,500 shares authorized at March 31, 2019 and June 30, 2018, 6,369 and 6,299 issued at March 31, 2019 and June 30, 2018; 6,357 and 6,288 outstanding at March 31, 2019 and June 30, 2018	1	1
Class B Common Stock (10 votes per share) $ .0001 par value; 227 shares authorized at March 31, 2019 and June 30, 2018, .146 issued and outstanding at March 31, 2019 and June 30, 2018	—	—
Class C Common Stock (25 votes per share) $.0001 par value; 567 shares authorized at March 31, 2019 and June 30, 2018, 383 issued and outstanding at March 31, 2019 and June 30, 2018	—	—
Paid-in capital in excess of par value	181,086	179,132
Accumulated deficit	(69,039)	(79,773)
Notes receivable from employee stockholders	—	(9)
Treasury stock, at cost - 12 shares of common stock at March 31, 2019 and June 30, 2018	(675)	(675)
Total Fonar Corporation’s Stockholder Equity	111,373	98,676
Noncontrolling interests	2,568	3,559
Total Stockholders' Equity	113,941	102,235
Total Liabilities and Stockholders' Equity	$126,592	$118,311

*Condensed from audited financial statements.

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
REVENUES	2019	2018
Patient fee revenue, net of contractual allowances and discounts	$6,410	$10,163
Provision for bad debts for patient fee	—	(4,552)
Patient fee revenue - net	6,410	5,611
Product sales – net	796	69
Service and repair fees – net	1,964	2,314
Service and repair fees – related parties - net	28	28
Management and other fees – net	11,191	10,670
Management and other fees – related medical practices – net	2,390	2,287
Total Revenues – Net	22,779	20,979
COSTS AND EXPENSES
Costs related to patient fee revenue	2,740	2,570
Costs related to product sales	216	173
Costs related to service and repair fees	752	775
Costs related to service and repair fees – related parties	10	9
Costs related to management and other fees	5,834	5,733
Costs related to management and other fees – related medical practices	1,634	1,281
Research and development	381	503
Selling, general and administrative	4,604	5,533
Total Costs and Expenses	16,171	16,577
Income From Operations	6,608	4,402
Interest Expense	(27)	(46)
Investment Income	104	74
Other Expense	—	(8)
Income Before Provision for Income Taxes and Noncontrolling Interests	6,685	4,422
Provision for Income Taxes	(1,484)	(160)
Net Income	5,201	4,262
Net Income - Noncontrolling Interests	(1,338)	(781)
Net Income - Controlling Interests	$3,863	$3,481
Net Income Available to Common Stockholders	$3,623	$3,263
Net Income Available to Class A Non-Voting Preferred Stockholders	$179	$163
Net Income Available to Class C Common Stockholders	$61	$55
Basic Net Income Per Common Share Available to Common Stockholders	$0.57	$0.52
Diluted Net Income Per Common Share Available to Common Stockholders	$0.56	$0.51
Basic and Diluted Income Per Share-Class C Common	$0.16	$0.15
Weighted Average Basis Shares Outstanding-Common Stockholders	6,357	6,287
Weighted Average Diluted Shares Outstanding-Common Stockholders	6,485	6,415
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED MARCH 31,
	2019	2018
REVENUES
Patient fee revenue, net of contractual allowances and discounts	$17,856	$28,353
Provision for bad debts for patient fee	—	(12,873)
Patient fee revenue - net	17,856	15,480
Product sales – net	1,241	508
Service and repair fees – net	6,116	6,929
Service and repair fees – related parties - net	83	83
Management and other fees – net	32,448	30,781
Management and other fees – related medical practices – net	6,965	6,699
Total Revenues – Net	64,709	60,480
COSTS AND EXPENSES
Costs related to patient fee revenue	8,016	7,619
Costs related to product sales	539	562
Costs related to service and repair fees	2,242	2,309
Costs related to service and repair fees – related parties	30	27
Costs related to management and other fees	17,493	17,116
Costs related to management and other fees – related medical practices	4,421	3,692
Research and development	1,368	1,258
Selling, general and administrative	12,474	12,899
Total Costs and Expenses	46,583	45,482
Income From Operations	18,126	14,998
Interest Expense	(78)	(138)
Investment Income	336	179
Other Expense	—	(15)
Income Before Provision for Income Taxes and Noncontrolling Interests	18,384	15,024
Provision for Income Taxes	(3,826)	(920)
Net Income	14,558	14,104
Net Income - Noncontrolling Interests	(3,824)	(2,715)
Net Income - Controlling Interests	$10,734	$11,389
Net Income Available to Common Stockholders	$10,067	$10,675
Net Income Available to Class A Non-Voting Preferred Stockholders	$496	$532
Net Income Available to Class C Common Stockholders	$170	$182
Basic Net Income Per Common Share Available to Common Stockholders	$1.58	$1.70
Diluted Net Income Per Common Share Available to Common Stockholders	$1.55	$1.66
Basic and Diluted Income Per Share-Class C Common	$0.44	$0.48
Weighted Average Basic Shares Outstanding-Common Stockholders	6,353	6,287
Weighted Average Diluted Shares Outstanding-Common Stockholders	6,481	6,415
Weighted Average Basic Shares Outstanding – Class C Common	383	383
Weighted Average Diluted Shares Outstanding – Class C Common	383	383

See accompanying notes to condensed consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Nine Months Ending March 31, 2019

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit

Balance – July 1, 2018	$1	$179,132	$(79,773)

Issuance of Common Stock	—	1,954	—
Net income – Controlling interests	—	—	10,734
Repayment of notes receivable	—	—	—
Distributions – Noncontrolling	—	—	—
Income – Noncontrolling interests	—	—	—

Balance – March 31, 2019	$1	$181,086	$(69,039)

For the Nine Months Ending March 31, 2019

	Notes receivable from employee stockholders	Treasury Stock	Non controlling Interests	Total

Balance – July 1, 2018	$(9)	$(675)	$3,559	$102,235

Issuance of Common Stock	—	—	—	1,954
Net income – Controlling interests	—	—	—	10,734
Repayment of notes receivable	9	—	—	9
Distributions – Noncontrolling	—	—	(4,815)	(4,815)
Income – Noncontrolling interests	—	—	3,824	3,824

Balance – March 31, 2019	$—	$(675)	$2,568	$113,941

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Nine Months Ending March 31, 2018

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit

Balance – July 1, 2017	$1	$179,131	$(101,003)

Issuance of Common Stock	—	—	—
Net income – Controlling interests	—	—	11,389
Repayment of notes receivable	—	—	—
Distributions – Noncontrolling	—	—	—
Income – Noncontrolling interests	—	—	—

Balance – March 31, 2018	$1	$179,131	$(89,614)

For the Nine Months Ending March 31, 2018

	Notes receivable from employee stockholders	Treasury Stock	Non controlling Interests	Total

Balance – July 1, 2017	$(17)	$(675)	$5,473	$82,910

Issuance of Common Stock	—	—	—	—
Net income – Controlling interests	—	—	—	11,389
Repayment of notes receivable	6	—	—	6
Distributions – Noncontrolling	—	—	(4,456)	(4,456)
Income – Noncontrolling interests	—	—	2,715	2,715

Balance – March 31, 2018	$(11)	$(675)	$3,732	$92,564

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ending March 31, 2019

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit

Balance – January 1, 2019	$1	$181,086	$(72,902)

Issuance of Common Stock	—	—	—
Net income – Controlling interests	—	—	3,863
Repayment of notes receivable	—	—	—
Distributions – Noncontrolling	—	—	—
Income – Noncontrolling interests	—	—	—

Balance – March 31, 2019	$1	$181,086	$(69,039)

For the Three Months Ending March 31, 2019

	Notes receivable from employee stockholders	Treasury Stock	Non controlling Interests	Total

Balance – January 1, 2019	$(9)	$(675)	$2,355	$109,856

Issuance of Common Stock	—	—	—	—
Net income – Controlling interests	—	—	—	3,863
Repayment of notes receivable	9	—	—	9
Distributions – Noncontrolling	—	—	(1,125)	(1,125)
Income – Noncontrolling interests	—	—	1,338	1,338

Balance – March 31, 2019	$—	$(675)	$2,568	$113,941

 FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

For the Three Months Ending March 31, 2018

	Common Stock	Paid in capital in excess of par value	Accumulated Deficit

Balance – January 1, 2018	$1	$179,131	$(93,095)

Issuance of Common Stock	—	—	—
Net income – Controlling interests	—	—	3,481
Repayment of notes receivable	—	—	—
Distributions – Noncontrolling	—	—	—
Income – Noncontrolling interests	—	—	—

Balance – March 31, 2018	$1	$179,131	$(89,614)

For the Three Months Ending March 31, 2018

	Notes receivable from employee stockholders	Treasury Stock	Non controlling Interests	Total

Balance – January 1, 2018	$(13)	$(675)	$4,646	$89,995

Issuance of Common Stock	—	—	—	—
Net income – Controlling interests	—	—	—	3,481
Repayment of notes receivable	2	—	—	2
Distributions – Noncontrolling	—	—	(1,695)	(1,695)
Income – Noncontrolling interests	—	—	781	781

Balance – March 31, 2018	$(11)	$(675)	$3,732	$92,564

FONAR CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

	FOR THE NINE MONTHS ENDED MARCH 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$14,557	$14,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,852	2,949
Deferred income tax	3,701	575
Provision for bad debts	(652)	122
Stock issued for costs and expenses	1,955	—
(Increase) decrease in operating assets, net:
Accounts, medical receivable and management fee(s)	(5,025)	(3,005)
Notes receivable	(13)	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(248)	649
Inventories	(378)	(13)
Prepaid expenses and other current assets	(214)	(132)
Other assets	—	(883)
Increase (decrease) in operating liabilities, net:
Accounts payable	331	(164)
Other current liabilities	(3,593)	(1,681)
Customer advances	(24)	79
Other liabilities	18	1
Due to related medical practices	(135)	—
Net cash provided by operating activities	13,132	12,601
Cash Flows from Investing Activities:
Purchases of property and equipment	(3,069)	(2,594)
Cost of patents	(88)	(75)
Net cash used in investing activities	(3,157)	(2,669)
Cash Flows from Financing Activities:
Repayment of borrowings and capital lease obligations	(23)	(150)
Additional acquisition costs	—	(58)
Distributions to noncontrolling interests	(4,815)	(4,455)
Repayment of notes receivable from employee stockholders	9	5
Net cash used in financing activities	(4,829)	(4,658)
Net Increase in Cash and Cash Equivalents	5,146	5,274
Cash and Cash Equivalents – Beginning of Period	19,634	10,140
Cash and Cash Equivalents – End of Period	$24,780	$15,414

See accompanying notes to condensed consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 and 2018

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed on September 21, 2018 for the fiscal year ended June 30, 2018.

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

MARCH 31, 2019 and 2018

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues (Continued)

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, at the adoption of ASC 606 the majority of what was previously classified as the provision for bad debts in the statement of operations is now reflected as implicit price concessions (as defined in ASC 606) and therefore included as a reduction to net operating revenues in 2019. For changes in credit issues not assessed at the date of service, the Company will prospectively recognize those amounts in other operating expenses on the statement of operations. For periods prior to the adoption of ASC 606, the provision for bad debts has been presented consistent with the previous revenue recognition standards that required it to be presented separately as a component of net operating revenues. Additionally, upon adoption of ASC 606 the allowance for doubtful accounts of approximately $22.7 million as of July 1, 2018 was reclassified as a component of net patient accounts receivable. Other than these changes in presentation on the condensed consolidated statement of operations and condensed consolidated balance sheet, the adoption of ASC 606 did not have a material impact on the consolidated results of operations for the three months and nine months ended March 31, 2019, and the Company does not expect it to have a material impact on its consolidated results of operations for the remainder of 2019 and on a prospective basis.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed based on weighted average number of shares common stock and stock equivalents outstanding, net of common stock. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the three and nine months ended March 31, 2019 and 2018.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the three and nine months ended March 31, 2019 and 2018, diluted EPS for common shareholders includes 128 shares upon conversion of Class C Common.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 and 2018

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings Per Share (Continued)

	Three months ended March 31, 2019			Three months ended March 31, 2018
Basic	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$3,863	$3,623	$61	$3,481	$3,263	$55
Denominator:
Weighted average shares outstanding	6,357	6,357	383	6,287	6,287	383
Basic income per common share	$0.61	$0.57	$0.16	$0.55	$0.52	$0.15
Diluted
Denominator:
Weighted average shares outstanding		6,357	383		6,287	383
Convertible Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,485	383		6,415	383
Diluted income per common share		$0.56	$0.16		$0.51	$0.15

	Nine months ended March 31, 2019			Nine months ended March 31, 2018
Basic	Total	Common Stock	Class C Common Stock	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$10,734	$10,067	$170	$11,389	$10,675	$182
Denominator:
Weighted average shares outstanding	6,353	6,353	383	6,287	6,287	383
Basic income per common share	$1.69	$1.58	$0.44	$1.81	$1.70	$0.48
Diluted
Denominator:
Weighted average shares outstanding		6,353	383		6,287	383
Convertibloe Class C Stock		128	—		128	—
Total Denominator for diluted earnings per share		6,481	383		6,415	383
Diluted income per common share		$1.55	$0.44		$1.66	$0.48

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 and 2018

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

MARCH 31, 2019 and 2018

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

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of March 31, 2019 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2019 or 2018, and it does not believe that any of those pronouncements will have a significant impact on our condensed consolidated financial statements at the time they become effective.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifcations did not have any effect on reported consolidated net income for any periods presented.

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE

Receivables, net is comprised of the following at March 31, 2019:

	Gross Receivable	Allowance for doubtful accounts	Net
Accounts receivable	$3,899	$190	$3,709
Accounts receivable - related party	$30	—	$30
Medical receivable – net	$15,318	—	$15,318
Management and other fees receivable	$34,479	$9,500	$24,979
Management and other fees receivable from related medical practices ("PC’s")	$8,746	$2,542	$6,204

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 and 2018

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

MARCH 31, 2019 and 2018

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 67% and 66% of the PCs’ net revenues for the three months ended March 31, 2019 and 2018, respectively, were derived from no-fault and personal injury protection claims. Approximately 67% and 66% of the PCs’ net revenues for the nine months ended March 31, 2019 and 2018, respectively, were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the condensed consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related PCs accounted for approximately 10.5% and 10.9% of the consolidated net revenues for the three months ended March 31, 2019 and 2018, respectively. Net revenues from management and other fees charged to the related PCs accounted for approximately 10.8% and 11.0% of the consolidated net revenues for the nine months ended March 31, 2019 and 2018, respectively.

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

The Company’s patient fee revenue, net of contractual allowances and discounts less the provision for bad debts for the three and nine months ended March 31, 2019 and 2018 are summarized in the following tables.

	For the Three Months Ended March 31,
	2019	2018
Commercial Insurance/ Managed Care	$1,345	$1,238
Medicare/Medicaid	315	337
Workers' Compensation/Personal Injury	4,569	6,577
Other	181	2,011
Patient Fee Revenue, net of contractual allowances and discounts	6,410	10,163
Provision for Bad Debts and bad debt expense	—	(4,552)
Net Patient Fee for Revenue	$6,410	$5,611

	For the Nine Months Ended March 31,
	2019	2018
Commercial Insurance/ Managed Care	$3,860	$3,452
Medicare/Medicaid	876	903
Workers' Compensation/Personal Injury	12,227	18,685
Other	893	5,313
Patient Fee Revenue, net of contractual allowances and discounts	17,856	28,353
Provision for Bad Debts and bad debt expense	—	(12,873)
Net Patient Fee for Revenue	$17,856	$15,480

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 and 2018

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 4 - INVENTORIES

Inventories included in the accompanying condensed consolidated balance sheet consist of the following:

	March 31, 2019	June 30, 2018
Purchased parts, components and supplies	$1,686	$1,312
Work-in-process	124	119
Total Inventories	$1,810	$1,431

NOTE 5 – COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information relating to uncompleted contracts is as follows:

	March 31, 2019	June 30, 2018
Costs incurred on uncompleted contracts	$449	$449
Estimated earnings	742	309
Subtotal	1,191	758
Less: Billings to date	856	671
Total Costs and estimated earnings in excess of billings on uncompleted contracts	$335	$87

NOTE 6 – OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, in the accompanying condensed consolidated balance sheet consist of the following:

	March 31, 2019	June 30, 2018
Capitalized software development costs	$7,005	$7,005
Patents and copyrights	4,924	4,836
Non-compete	4,100	4,100
Customer relationships	3,800	3,800
Gross Other intangible assets	19,829	19,741
Less: Accumulated amortization	14,870	14,139
Other Intangible Assets – net	$4,959	$5,602

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 and 2018

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 6 – OTHER INTANGIBLE ASSETS (CONTINUED)

Amortization of patents and copyrights for the three months ended March 31, 2019 and 2018 amounted to $50 and $50, respectively.

Amortization of capitalized software development costs for the three months ended March 31, 2019 and 2018 amounted to $0 and $43, respectively.

Amortization of non-compete for the three months ended March 31, 2019 and 2018 amounted to $146 and $146, respectively.

Amortization of customer relationships for the three months ended March 31, 2019 and 2018 amounted to $48 and $48, respectively.

Amortization of patents and copyrights for the nine months ended March 31, 2019 and 2018 amounted to $149 and $152, respectively.

Amortization of capitalized software development costs for the nine months ended March 31, 2019 and 2018 amounted to $0 and $173 respectively.

Amortization of non-compete for the nine months ended March 31, 2019 and 2018 amounted to $439 and $439, respectively.

Amortization of customer relationships for the nine months ended March 31, 2019 and 2018 amounted to $143 and $143, respectively.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities in the accompanying condensed consolidated balance sheet consist of the following:

	March 31, 2019	June 30, 2018
Accrued salaries, commissions and payroll taxes	$1,096	$3,438
Litigation accruals	145	145
Sales tax payable	1,695	2,092
Legal and other professional fees	132	119
Accounting fees	90	125
Self-funded health insurance reserve	—	79
Accrued interest and penalty	1,253	1,498
Other	562	682
Total Other Current Liabilities	$4,973	$8,178

NOTE 8 – STOCKHOLDERS EQUITY

Common Stock

During the nine months ended March 31, 2019, the Company issued 70 shares of common stock for costs and expenses of $1,955.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 and 2018

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

Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Medical Equipment	Management Of Diagnostic Imaging Centers	Totals
For the three months ended March 31, 2019
Net revenues from external customers	$2,788	$19,991	$22,779
Inter-segment net revenues	$228	$—	$228
(Loss) income from operations	$(27)	$6,635	$6,608
Depreciation and amortization	$92	$886	$978
Capital expenditures	$661	$213	$874

For the three months ended March 31, 2018
Net revenues from external customers	$2,411	$18,568	$20,979
Inter-segment net revenues	$228	$—	$228
(Loss) income from operations	$(457)	$4,859	$4,402
Depreciation and amortization	$93	$899	$992
Capital expenditures	$80	$727	$807

For the nine months ended March 31, 2019
Net revenues from external customers	$7,440	$57,269	$64,709
Inter-segment net revenues	$683	$—	$683
(Loss) income from operations	$(665)	$18,791	$18,126
Depreciation and amortization	$276	$2,576	$2,852
Capital expenditures	$706	$2,451	$3,157

For the nine months ended March 31, 2018
Net revenues from external customers	$7,520	$52,960	$60,480
Inter-segment net revenues	$674	$—	$674
(Loss) income from operations	$(490)	$15,488	$14,998
Depreciation and amortization	$259	$2,690	$2,949
Capital expenditures	$259	$2,410	$2,669

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 and 2018

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 10– SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended March 31, 2019 and March 31, 2018, the Company paid $158 and $37 for interest, respectively.

During the nine months ended March 31, 2019 and March 31, 2018, the Company paid $305 and $345 for income taxes, respectively.

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

There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2018 and our form 10-Q for the first and second quarters of fiscal 2019.

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. As of March 31, 2019, the Company has recorded tax obligations of approximately $1,695 plus interest and penalties of approximately $1,207. The Company is in the process of determining the regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $100 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of March 31, 2019 and June 30, 2018, the Company had approximately $0 and $79, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the condensed consolidated balance sheets.

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

MARCH 31, 2019 and 2018

(Amounts and shares in thousands, except per share amounts)

(UNAUDITED)

NOTE 12 - INCOME TAXES

In accordance with ASC 740-270, Income Taxes – Interim Reporting, the Company is required at the end of each interim period to determine the best estimate of its annual effective tax rate and apply that rate to year-to-date ordinary income or loss. The resulting tax expense (or benefit) is adjusted for the tax effect of specific events, if any, required to be discretely recognized in the interim period as they occur.  For the nine months ended March 31, 2019 and 2018, the Company recorded income tax expense of $3,701 in 2019 as compared to $920 in 2018.  The 2019 provision is comprised of a current income tax component of $2,901 and a deferred income tax component of $800. Obligations for any liability associated with the current income tax provision, has been reduced, primarily resulting from the benefits and utilization of net operating loss carryforwards.

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

The Company recorded a deferred tax asset of $18,989 and a deferred tax liability of $239 as of March 31, 2019, primarily relating to net operating loss carryforwards of approximately $76,611 available to offset future taxable income through 2030. The net operating losses begin to expire in 2021 for federal tax and state income tax purposes.

Future ownership changes as determined under Section 382 of the Internal Revenue code could further limit the utilization of net operating loss carryforwards. As of March 31, 2019, no such changes in ownership have occurred.

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

MARCH 31, 2019 and 2018

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

NOTE 13- SUBSEQUENT EVENTS

The Company has evaluated events that occurred subsequent to March 31, 2019 and through the date the condensed consolidated financial statements were issued.

Item 2. -  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the nine month period ended March 31, 2019, we reported a net income of $14.6 million on revenues of $64.7 million as compared to net income of $14.1 million on revenues of $60.5 million for the nine month period ended March 31, 2018. Operating income increased from $15.0 million for the nine month period ended March 31, 2018 to $18.4 million for the nine month period ended March 31, 2019.

For the three month period ended March 31, 2019, we reported a net income of $5.2 million on revenues of $22.8 million as compared to net income of $4.3 million on revenues of $21.0 million for the three month period ended March 31, 2018.

The revenue increase of 7.0%, from $60.5 million for the first nine months of fiscal 2018 to $64.7 million for the first nine months of fiscal 2019, was primarily due to increases in net management fees of $1.9 million, from $37.5 million for the first nine months of fiscal 2018 to $39.4 million for the first nine months of fiscal 2019. Revenues from product sales and service and repair fees decreased by $80,000 from $7.5 million for the first nine months of fiscal 2018 to $7.4 million for the first nine months of fiscal 2019.

While our revenues increased, our costs and expenses increased by a lower amount , resulting in our operating income increasing to $18.1 million for the nine months ended March 31, 2019 as compared to $15.0 million for the nine months ended March 31, 2018. In terms of percentages, costs and expenses increased 2.4% from $45.5 million for the first nine months of fiscal 2018 to $46.6 million for the first nine months of fiscal 2019, while revenues increased 7.0%, from $60.5 million for the first nine months of fiscal 2018 to $64.7 million for the first nine months of fiscal 2019.

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

Manufacturing and Service of MRI Equipment

Revenues from MRI product sales increased to $1.2 million for the first nine months of fiscal 2019 from $508,000 for the first nine months of fiscal 2018. Costs related to product sales decreased, from $562,000 for the nine month period ended March 31, 2018 to $ 539,000 for the nine month period ended March 31, 2019. Economic uncertainty and lower reimbursement rates for MRI scans, have depressed the market for our MRI scanner products, notwithstanding our scanners’ unique technological capabilities (e.g. multi positional scanning).

Service revenues decreased 11.6% from $7.0 million for the nine month period ended March 31, 2018 to $6.2 million for the nine month period ended March 31, 2019. Continuing lower sales volumes have been a factor ultimately contributing to the decrease in service revenues, as the revenue from new scanners being placed under service agreements, following the expiration of their warranties, is insufficient to replace the revenue lost as a result of older scanners being taken out of service.

FONAR CORPORATION AND SUBSIDIARIES

Costs relating to providing service remained steady at $2.3 million in the first nine months of fiscal 2018 and the first nine months of fiscal 2019. Because of our ability to monitor the performance of customers’ scanners from our facilities in Melville, New York on a daily basis and to detect and repair any irregularities before more serious and costly problems result, we have been able to control our costs of providing service.

There were approximately $393,000 in foreign revenues for the first nine months of fiscal 2019 as compared to approximately $574,000 in foreign revenues for the first nine months of fiscal 2018, representing a decrease in foreign revenues of 31.5%. We do not regard this as a material trend, but as part of a normal although sometimes volatile variation resulting from low volumes of foreign sales.

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

Revenues for the medical equipment segment decreased to $7.4 million for the nine months of fiscal 2019 from $7.5 million for the nine months of fiscal 2018. Operating results for our medical equipment segment increased to an operating loss of $665,000 for the first nine months of fiscal 2019 as compared to an operating loss of $490,000 for the first nine months of fiscal 2018.

Diagnostic Facilities Management Services

HMCA revenues increased in the first nine months of fiscal 2019 by 8.1% to $57.3 million from $53.0 million for the first nine months of fiscal 2018. The percentage of our revenues derived from our diagnostic facilities management segment relative to the percentage of our revenues derived from our medical equipment segment increased slightly to 88.5% for the first nine months of fiscal 2019, from 87.5% for the first nine months of fiscal 2018.

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

HMCA is countering the effects of lower reimbursement rates by increasing the scan volume of the facilities it owns or manages. As a result of our vigorous marketing efforts, the number of scans performed at our centers and at our client’s centers increased from 129,469 in the first nine months of fiscal 2018 to 136,321 in the first nine months of fiscal 2019.

HMCA experienced an operating income of $18.8 million for the first nine months of fiscal 2019 compared to operating income of $15.5 million for the first nine months of fiscal 2018. HMCA’s cost of revenues for the first nine months of fiscal 2019 as compared to the first nine months of fiscal 2018 increased by 5.3% from $28.4 million to $29.9 million primarily as a result of the higher volume of scans performed.

FONAR CORPORATION AND SUBSIDIARIES

Consolidated

For the first nine months of fiscal 2019, our consolidated net revenues increased by 7.0% to $64.7 million from $60.5 million for the first nine months of fiscal 2018, and total costs and expenses increased by 2.4% to $46.6 million from $45.5 million for the first nine months of fiscal 2019 and for the first nine months of fiscal 2018 respectively. As a result, our operating income increased to $18.1 million in the first nine months of fiscal 2019 as compared to $15.0 million in the first nine months of fiscal 2018.

Selling, general and administrative expenses decreased to $12.5 million in the first nine months of fiscal 2019 from $12.9 million in the first nine months of fiscal 2018. The compensatory element of stock issuances, which is included in selling, general and administrative expenses, remained constant at $0 for the first nine months of fiscal 2019 and 2018.

Research and development expenses increased by 8.7% to $ 1.4 million for the first nine months of fiscal 2019 from $1.3 million for the first nine months of fiscal 2018.

Interest expense in the first nine months of fiscal 2019 decreased by 43.5% to $78,000 from $138,000 in the first nine months of fiscal 2018. The decrease was due to the repayment of debt.

Inventories increased to $1.8 million at March 31, 2019 from $1.4 million at June 30, 2018.

Net management fee and medical receivables increased by 14.1% to $46.5 million at March 31, 2019 from $40.7 million at June 30, 2018 as a result of slower collections. The slower collections were primarily due to an increase in no-fault and workers’ compensation revenue, which typically takes longer to collect and the additional site which was opened in April 2017.

The results of operations for the first nine months of fiscal 2019 reflect an increase in revenues from management, patient and other fees, as compared to the first nine months of fiscal 2018 ($57.3 million for the first nine months of fiscal 2019 as compared to $53.0 million for the first nine months of fiscal 2018), and a decrease in MRI equipment segment revenues ($7.4 million as compared to $7.5 million). Revenues were 11.5% from the MRI equipment segment as compared to 88.5% from HMCA, for the first nine months of fiscal 2019, as compared to 12.5% from the MRI equipment segment and 87.5% from HMCA for the first nine months of fiscal 2018.

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

FONAR CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources

Cash and cash equivalents increased by 26.2% from $19.6 million at June 30, 2018 to $24.8 million at March 31, 2019.

Cash provided by operating activities for the first nine months of fiscal 2019 was $13.1 million. Cash provided by operating activities was attributable principally to net income of $14.6 million, depreciation and amortization of $2.9 million and deferred income of $3.7 million, offset by an increase in accounts, management fee receivables and medical receivables of $5.0 million and a decrease in other current liabilities of $3.6 million.

Cash used in investing activities for the first nine months of fiscal 2019 was $3.2 million. The principal uses of cash used in investing activities during the first nine months of fiscal 2019 consisted of patent costs of $88,000 and the purchase of property and equipment of $3.1 million.

Cash used in financing activities for the first nine months of fiscal 2019 was $4.8 million. The principal uses of cash in financing activities during the first nine months of fiscal 2019 were the repayment of principal on long-term debt and capital lease obligations of $23,000 and distributions to non-controlling interests of $4.8 million.

Total liabilities decreased by 21.3% to $12.7 million at March 31, 2019 from $16.1 million at June 30, 2018. “Other” current liabilities decreased by 39.2% to $5.0 million at March 31, 2019 from $8.2 million at June 30, 2018. Long-term debt and capital lease obligations decreased from $306,000 to $282,000. The current portion of our unearned revenue on service contracts decreased from $4.2 million to $3.8 million. Customer deposits increased from $858,000 at June 30, 2018 to $834,000 at March 31, 2019 as a result of an increase in services performed.

As of March 31, 2019, the total of $5.0 million in “other” current liabilities included accrued salaries and payroll taxes of $1.1 million, and sales taxes of $1.7 million plus accrued interest and penalties of $1.3 million.

Our working capital increased to $67.5 million at March 31, 2019 from $52.5 million at June 30, 2018. This resulted from an increase in current assets ($67.1 million at June 30, 2018 as compared to $78.8 million at March 31, 2019), and a decrease in current liabilities from $14.6 million at June 30, 2018 to $11.3 million at March 31, 2019.

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

FONAR CORPORATION AND SUBSIDIARIES

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

Fonar has not committed to making any significant capital expenditures for the remainder of the 2019 fiscal year with the exception of placing a deposit for an additional scanner which will be placed in an existing facility in New York.

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

The Company believes that its business plan has been responsible for the past six consecutive fiscal years and past fiscal quarter of profitability and that its capital resources will be adequate to support operations at current levels through at least March 31, 2020. The future effects on our business of healthcare legislation, the Deficit Reduction Act, the 2.3% excise tax on sales of medical equipment, reimbursement rates and the general economic and business climate are not known at the present time. Nevertheless, there is a possibility of adverse consequences to our business operations from these causes.

FONAR CORPORATION AND SUBSIDIARIES

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

The Company maintains its funds in liquid accounts. None of our investments are in fixed rate instruments.

All of our revenue, expense and capital purchasing activities are transacted in United States dollars.

Item 4. - Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2019, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal control over financial reporting during the nine months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 - Legal Proceedings:  There were no material changes in litigation from that reported in our Form 10-K for the fiscal year ended June 30, 2018 or the fiscal quarters ended September 30, 2018 and December 31, 2018.

Item 1A - Risk Factors: An investment in the securities of the Company is subject to various risks, the most significant of which are summarized below.

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

c)       Report on Form 8-K filed on February 11, 2019, Item 2.02: Results of

Operations and Financial Condition for the fiscal quarter ended December

31, 2018.

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

 Dated: May 10, 2019