Form 10-K
period 2019-06-30
FONAR CORP
filed 2019-09-30
CIK 355019

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

_____________________

FORM 10-K

_____________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Large accelerated filer ____ Accelerated filer __X__. Non-accelerated filer ____

Smaller reporting company ____

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No __X__

The aggregate market value of the shares of Common Stock held by non-affiliates as of December 31, 2018 based on the closing price of $20.24 per share on such date as reported on the NASDAQ System, was approximately $130 million. The other outstanding classes do not have a readily determinable market value.

As of September 13, 2019, 6,447,463 shares of Common Stock, 146 shares of Class B Common Stock, 382,513 shares of Class C Common Stock and 313,438 shares of Class A Non-voting Preferred Stock of the registrant were outstanding.

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

We conduct our business in two segments. Our medical equipment segment is conducted directly through Fonar. Our physician management and diagnostic services segment is conducted through our subsidiary Health Diagnostic Management, LLC (“HMCA”), also called Health Management Company of America. HMCA provides management services, administrative services, billing and collection services, credentialing services, contract negotitions, compliance consulting, purchasing, IT services, hiring, conducting interviews and managing personnel, storage of medical records, office space, equipment, repair, maintenance service, and clerical and other non-medical personnel to medical providers engaged in diagnostic imaging. In addition to acting as a management company, HMCA owns and operates four diagnostic imaging facilities in Florida, where the corporate practice of medicine is permitted.

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

Currently, HMCA manages a total of 25 MRI scanning facilities, four of which are owned by subsidiaries of Health Management Corporation of America. Eighteen facilities are located in New York and seven are located in Florida. (The four facilities owned by the HMCA subsidiaries are in Florida, where the corporate practice of medicine is permitted.) Twenty-three of the currently operating facilities are equipped with Upright® MRI scanners. We believe that the utilization of Fonar Upright® MRI scanning systems, which are produced under the protection of our patents, have been a significant factor in the increased patient volume of the scanning facilities. In addition, a new facility managed by the Company is scheduled to be opened by the end of the second quarter of fiscal 2020 in Pembroke Pines, Florida and a total of three additional scanners are scheduled to be added to existing facilities: one in White Plains, New York, one in Islandia, New York and one in Ormond Beach, Florida.

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

During fiscal 2019, sales of our Upright® MRI scanners accounted for approximately 0.8% of our total revenues and 7.7% of our medical equipment revenues, as compared to 0.9% of total revenues and 6.4% of medical equipment revenues in fiscal 2018.

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

During fiscal 2018, foreign sales were made to customers in the United Arab Emirates and the United Kingdom. CEO Matthias Schulz of Medserena, Fonar’s principal foreign sales representative and distributor, has said, “The large number of requests coming from our physicians in Germany are arising because of the special medical need for FONAR’s unique technology. This is in spite of an intensely active MRI market in Germany, where there are already many conventional lie-down MRIs installed.” Medserena also has further expanded in the United Kingdom with the opening of a Fonar Upright® MRI scanner in Manchester, England.

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

2)  Radiologists: These physicians can now offer a new Multi-Position®, weight-bearing MRI modality to their referring physicians.

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

Income is generated from the installed base in two principal areas, namely, service and upgrades. Service and maintenance revenues from our external installed base were approximately $9.2 million in fiscal 2018 and $8.3 million in fiscal 2019. Our objective is to maintain service revenues at present levels or better, based on the longevity of the technology, and the refurbishments and upgrades which keep the scanners competitive with the latest techniques.

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

RESEARCH AND DEVELOPMENT

During the fiscal year ended June 30, 2019, we incurred expenditures of $1,812,347, none of which were capitalized, on research and development, as compared to $1,755,747, none of which were capitalized, during the fiscal year ended June 30, 2018.

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

 FONAR CORPORATION AND SUBSIDIARIES

BACKLOG

Our backlog of unfilled orders at September 10, 2019 was approximately $788,000, as compared to $692,000 at September 5, 2018. It is expected that the existing backlog of orders will be filled within the 2019 fiscal year.

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

We have significantly enhanced our patent position within the industry and now possesses a substantial patent portfolio which provides us, under the aegis of United States patent law, "the exclusive right to make, use and sell" many of the scanner features which Fonar pioneered and which are now incorporated in most MRI scanners sold by the industry. As of June 30, 2019, 213 patents had been issued to Fonar, and approximately 18 patents were pending. A number of Fonar’s existing patents specifically relate to protecting Fonar’s position in the Upright MRI market. The patents further enhance Dr. Damadian's pioneer patent, the 1974 Patent, that initiated the MRI industry and provided the original invention of MRI scanning. The terms of the patents in Fonar’s portfolio extend to various times.

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

 FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

FONAR CORPORATION AND SUBSIDIARIES

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

Foreign governments have differing requirements concerning the import of medical devices into their respective jurisdictions. The European Union, also referred to as EU, has some essential requirements described in the EU’s Medical Device Directive, also referred to as MDD. In order to export to one of these countries, we must meet the essential requirements of the MDD and any additional requirements of the importing country. The essential requirements are similar to some of the requirements mandated by the FDA. In addition the MDD requires that we enlist a Notified Body to examine and assess our documentation, a Technical Construction File, and verify that the product has been manufactured in conformity with the documentation. The notified body must carry out or arrange for the inspections and tests necessary to verify that the product complies with the essential requirements of the MDD, including safety performance and Electromagnetic Compatibility, also referred to as EMC. Also required is a Quality System, ISO-13485, assessment by the Notified Body. We were approved for ISO 13485 certification for its Quality Management System in April, 2003.

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

Through an agreement dated March 6, 2013, HMCA acquired another business engaged in the management and, in the case of four sites located in Florida, the ownership, of diagnostic imaging facilities. The purchase was made through a new limited liability company, Health Diagnostics Management, LLC (“HDM”), which raised part of the capital necessary for the acquisition from investors. The investors received in the aggregate 49.5% of the interest in HDM. (HDM did not take over the operation of the four Florida sites until April, 2013.)

On July 1, 2015, the corporate organization was restructured under HDM, with Health Management Corporation of America owning 45.8%, Imperial owning 24.2%, and investors owning 30% of HDM.

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

As a result of scheduled re-acquisitions of interest held by investors as of July 1, 2016, HDM now is owned by Health Management Corporation of America (70%) and investors (30%).

HDM now operates under the assumed name “Health Management Company of America” (“HMCA”).

The combined business (HDM, Imperial and Health Management Corporation of America) will be referred to as “HMCA” for all periods before and after July 1, 2015, unless otherwise indicated.

HMCA provides comprehensive non-medical management services to diagnostic imaging facilities. These services include administrative services, billing and collection services, credentialing services, contract negotiations, compliance consulting, purchasing IT services, hiring, conducting interviews, training, supervision and management of non-medical personnel, storage of medical records, office space, equipment, repair maintenance services, accounting, assistance with compliance matters and the development and implementation of practice growth and marketing strategies.

As of August 1, 2019, HMCA managed a total of 25 MRI centers. For the 2019 fiscal year, the revenues HMCA recognized from the MRI facilities had increased to $77.2 million, and for the 2018 fiscal year the revenues were increased to $71.7 million. Four of these facilities in Florida are owned by HMCA subsidiaries.

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

5. Cost Saving Programs. Based on available volume discounts, HMCA seeks to assist in obtaining favorable pricing for office and medical supplies, medical imaging film, equipment, contrast agents, such as gadolinuim, and magnavist and other inventory for its clients.

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

FONAR CORPORATION AND SUBSIDIARIES

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

The management fees payable by the facilities to HMCA are flat monthly fees. In fiscal 2018, the aggregate amount of management fees was $4,195,975 per month. In fiscal 2019, the aggregate amount of management fees was $4,389,498 per month.

Fees under the management agreements are subject to adjustment by mutual agreement on an annual basis.

Dr. Damadian owns three HMCA-managed MRI facilities in Florida. The fees for these three sites in Florida owned by Dr. Damadian are flat monthly fees which are subject to adjustment by mutual agreement on an annual basis. In fiscal 2019, the aggregate monthly amount of management fees payable to HMCA by these sites was $796,704.

The Florida facilities owned by HMCA subsidiaries directly bill their patients or the patients’ insurance carriers. Patient fees net of provision for bad debt were $24,207,536 in fiscal 2019.

HMCA contracts with an outside billing company (located in Melville, New York) to perform billing and collection for their clients’ No-Fault and Workers’ Compensation business. The fixed monthly fees were $85,000 for HMCA in fiscal 2018 and fiscal 2019. The Company also entered into a one year renewable agreement to provide IT services to the billing company for a monthly fee of $23,884.

HMCA MARKETING

HMCA's marketing strategy is to expand the business and improve the facilities which it manages. HMCA is seeking to increase the number of locations of those facilities where market conditions are promising and to promote growth of our clients' and Florida subsidiaries’ patient volume and revenue.

DIAGNOSTIC IMAGING FACILITIES

Diagnostic imaging facilities managed by HMCA provide diagnostic imaging services to patients referred by physicians. The facilities are operated in a manner which eliminates the admission and other administrative inconveniences of in-hospital diagnostic imaging services. Imaging services are performed in an outpatient setting by trained medical technologists under the direction of physicians. Following diagnostic procedures, the images are reviewed by the interpreting physicians who prepare reports of these tests and their findings. The vast majority of reports for the New York facilities are transcribed by HMCA personnel and the remainder are outsourced to professional transcription services. Reports for the Florida facilities are outsourced to professional transcription services.

HMCA develops marketing programs and educational programs in an effort to establish and maintain referring physician relationships for our clients and Florida subsidiaries.

FONAR CORPORATION AND SUBSIDIARIES

Managed care providers are an important factor in the diagnostic imaging industry. To further its position, HMCA is seeking to expand the imaging modalities offered at its managed and owned diagnostic imaging facilities. Three facilities in New York and five facilities in Florida have two or more MRI scanners. One facility in New York and two in Florida also perform x-rays. A new facility managed by the Company is scheduled to be opened by the end of the second quarter of fiscal 2020 in Pembroke Pines, Florida, and a total of three additional scanners are scheduled to be added to the existing facilities, one in White Plains, New York, one in Islandia, New York and one in Ormond Beach, Florida.

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

In addition to the foregoing changes to the usage assumptions, CMS’ 2010 regulatory changes to the MPFS also included a downward adjustment to services primarily involving the technical component rather than the physician work component, by adjusting downward malpractice payments for these services. These adjustments have been phased in over a four year period. For our fiscal year ended June 30, 2019, Medicare revenues represented approximately 4.0% of the revenues for HMCA’s clients and subsidiaries as compared to 4.4% for the fiscal year ended June 30, 2018. In January, 2014 additional reductions in Medicare reimbursement were adopted, and New York State is expected to propose reducing Workers’ Compensation reimbursements.

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

Medicaid

The Medicaid program is a jointly-funded federal and state program providing coverage for low-income persons. In addition to federally-mandated basic services, the services offered and reimbursement methods vary from state to state. In many states, Medicaid reimbursement is patterned after the Medicare program; however, an increasing number of states have established or are establishing payment methodologies intended to provide healthcare services to Medicaid patients through managed care arrangements. In fiscal 2019, approximately 0.13% of the revenues of HMCA’s clients were attributable to Medicaid, as compared to 0.15% in fiscal 2018. Four of the Florida facilities (those owned by HMCA subsidiaries) do not participate in Medicaid.

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

 FONAR CORPORATION AND SUBSIDIARIES

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

  FONAR CORPORATION AND SUBSIDIARIES

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

In fiscal 2019, approximately 4.0% of the revenues of HMCA’s clients were attributable to Medicare and 0.13% were attributable to Medicaid. In fiscal 2018, approximately 4.4% of the revenues of HMCA’s clients were attributable to Medicare and 0.15% were attributable to Medicaid.

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

Various States prohibit business corporations from practicing medicine. Various States, including New York, also prohibit the sharing of professional fees or fee splitting. Consequently, in New York HMCA leases space and equipment to clients and provides clients with a range of non-medical administrative and managerial services for agreed upon fees. Under Florida law a business entity can bill patients and third party payors directly if that entity is properly licensed through AHCA. All of the seven facilities in Florida are licensed healthcare clinics through AHCA.

HMCA’s clients and subsidiaries generate revenue from patients covered by no-fault insurance and workers' compensation programs. For the fiscal year ended June 30, 2019 approximately 57.5% of our clients’ receipts were from patients covered by no-fault insurance and approximately 9.2% of our client’s receipts were from patients covered by workers’ compensation programs. For the fiscal year ended June 30, 2018, approximately 56.8% of HMCA’s clients’ receipts were from patients covered by no-fault insurance and approximately 8.3% of HMCA’s clients’ receipts were from patients covered by workers’ compensation programs. The foregoing numbers do not include payments from third party administrators. In the event that changes in these laws alter the fee structures or methods of providing service, or impose additional or different requirements, HMCA could be required to modify its business practices and services in ways that could be more costly to HMCA or in ways that decrease the revenues which HMCA receives from its clients.

Compliance Program

We maintain a program to monitor compliance with federal and state laws and regulations applicable to the healthcare entities. The compliance program includes the adoption of (i) Standards of Conduct for our employees and affiliates and (ii) a process that specifies how employees, affiliates and others may report regulatory or ethical concerns. We believe that our compliance program meets the relevant standards provided by the Office of Inspector General of the Department of Health and Human Services.

An important part of our compliance program consists of conducting periodic audits of various aspects of our operations and that of the contracted radiology practices. We also assist our clients with educational programs designed to familiarize them with the regulatory requirements and specific elements of our compliance program.

HMCA believes that it and its clients are in compliance with applicable Federal, State and local laws. HMCA does not believe that such laws will have any adverse material effect on its business.

EMPLOYEES

Fonar and HMCA had approximately 500 employees as of September 5, 2019. This total number included employees engaged in production, customer support, research and development, information technology, employees engaged in marketing and sales, billing and collection, as well as transcriptionists, Florida technologists, field service technicians and individuals in various administrative positions. A significant number of employees were employed at the MRI facilities managed or owned by HMCA, primarily in administrative positions.

FONAR CORPORATION AND SUBSIDIARIES

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

8, Proposed Reduction of New York Workers’ Compensation Benefits. A proposal was published by the New York State Workers’ Compensation Board (“NYSWCB”) in 2014 to change the fee schedule for Workers’ Compensation payments. Initially, the fees proposed would be set at approximately 130% of the Medicare fees. This would reduce fees for the most commonly billed radiology procedures by approximately 60%. Further, since the Workers’ Compensation fees are coupled with the New York State No Fault Program, radiology providers would suffer similar reductions for No-Fault fees. We and the HMCA clients wrote to the NYSWCB to argue against this proposal, and other affected parties commented as well. Since then, no further action has been taken by the NYSWCB to advance the 2014 proposal. On the contrary, the NYSWCB has adopted fee increases. There can be no assurance, however, that the NYSWCB will not modify their present position, or if they elect to do so, the extent to which the NYSWCB would do so. A significant reduction in Workers’ Compensation and No-Fault fees could have a material adverse impact on our business.

9. Possible changes in Florida Insurance Law. In early 2019, two senate bills and one house bill in Florida were introduced, all of them calling for the repeal of PIP and replacing PIP with $25,000 Bodily Injury Coverage and Property Damage Liability Coverage. Another Florida senate bill was introduced that would preserve PIP but dramatically cut reimbursement rates. None of the proposed bills ever made it onto the 2019 legislative agenda, but similar efforts in the future might be successful. Currently, drivers and passengers get car damages and PIP, paid for up to $10,000, no matter who is at fault in an accident. Drivers have to pay an additional cost to insurance companies to pay for bodily injuries, which covers them if they are at fault. While PIP is required, coverage for bodily injury is not. The insurance industry is pushing to scrap PIP and instead mandate all motorists to carry coverage that includes a minimum of $25,000 bodily injury if they are at fault. Eliminating PIP would mean that the $10,000 drivers now get paid toward medical costs through their insurers might not be there for them to pay for injured drivers. Importantly, payments would be reduced by approximately 60% due to claims being paid at commercial rates or through legal settlements instead of at the presently prevailing PIP fee schedule. This would negatively impact our seven diagnostic imaging facilities (both those we own and those we manage) with more unpaid bills, lower reimbursement rates and elongated waiting times.

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

ITEM 3. LEGAL PROCEEDINGS

Matt Malek Madison v. Fonar Corporation, United States District Court, Northern District of California, was commenced by plaintiff on August 27, 2007 to recover a down payment for a scanner in the amount of $300,000, with interest. The plaintiff sought costs of suit and attorney’s fees as well. Fonar answered the complaint and sued the plaintiff for breach of contract in the amount of $450,000. The case went to trial before a judge, and judgment was awarded to the plaintiff. Fonar appealed the trial court’s decision, but on January 31, 2012, the U.S. Court of Appeals for the 9th Circuit affirmed the lower court’s decision awarding the plaintiff the $300,000 deposit with prejudgment interest from July 1, 2006. After no action being taken by the plaintiff for several years, on June 30, 2016 Fonar received a letter from plaintiff’s attorney seeking payment of the judgment. The plaintiff has agreed to accept the sum of $300,000 in full satisfaction of the judgment, which amount was paid in October, 2016.

ITEM 4. MINE SAFETY DISCLOSURES. Not Applicable

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

Fiscal Quarter				High	Low
January	-	March	2016	$18.27	$12.76
April	-	June	2016	$21.95	$13.65
July	-	September	2016	$23.90	$19.10
October	-	December	2016	$21.01	$15.70
January	-	March	2017	$20.85	$17.30
Apri	-	June	2017	$29.40	$17.20
July	-	September	2017	$31.90	$25.31
October	-	December	2017	$33.75	$21.10
January	-	March	2018	$29.95	$22.15
April	-	June	2018	$30.10	$25.31
July	-	September	2018	$28.80	$23.70
October	-	December	2018	$25.77	$19.63
January	-	March	2019	$23.85	$20.01
March	-	June	2019	$23.00	$18.85
July	-	September 17	2019	$25.25	$20.44

On September 19, 2019, we had approximately 1,016 stockholders of record of our Common Stock, 8 stockholders of record of our Class B Common Stock, 3 stockholders of record of our Class C Common Stock and 1,131 stockholders of record of our Class A Non-voting Preferred Stock.

At the present time, the only class of our securities for which there is a market is the Common Stock.

We currently have a policy of retaining earnings to finance the development and expansion of our business. We expect to continue this policy for the foreseeable future.

FONAR CORPORATION AND SUBSIDIARIES

Performance Graph

The following graph compares the annual change in the Company’s cumulative total shareholder return on its Common Stock during a period commencing on June 30, 2015 and ending on June 30, 2019 (as measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment and (B) the difference between the Company’s share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period) with the cumulative total return of each of: (a) the CRSP Composite Total Return Index for Nasdaq (“Nasdaq”)(XCMP); (b) the CRSP Total Return Index for Nasdaq Medical Equipment Manufacturers (“Nas-MED”)(NQUSB4535T); and (c) the CRSP Total Return Index for Nasdaq Healthcare companies (“Nas-Hea.”)(NQUSB4533T) during such period, assuming a $100 investment on June 30, 2015. The stock price performance on the graph below is not necessarily indicative of future price performance.

Relative Dollar Values

	6/30/15	6/30/16	6/30/17	6/29/18	6/28/19
Fonar Common (FONR)	$100.00	$192.44	$262.29	$250.95	$203.31
NASDAQ (XCMP)	$100.00	$98.32	$126.14	$155.91	$168.04
NAS-Med (NQUSB4535T)	$100.00	$116.29	$138.01	$159.40	$190.43
NAS-Hea (NQUSB4533T)	$100.00	$94.61	$113.45	$140.46	$144.59

Source: Nasdaq.net

FONAR CORPORATION AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated financial data has been extracted from our consolidated financial statements for the five years ended June 30, 2019. This consolidated selected financial data should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this form.

As of and For the Periods Ended June 30,	2019	2018	2017	2016	2015
STATEMENT OF OPERATIONS
Revenues	$87,192,887	$81,515,994	$78,036,586	$73,368,210	$69,050,996
Cost of revenues	$43,984,593	$41,950,770	$38,052,425	$38,870,898	$38,404,281
Research and Development Expenses	$1,812,173	$1,755,747	$1,480,670	$1,631,846	$1,812,398
Net Income	$20,513,674	$25,452,185	$23,678,798	$18,795,517	$15,430,383
Basic Net Income per common share	$2.26	$3.16	$2.98	$2.43	$2.00
Diluted Net Income per common share	$2.22	$3.10	$2.92	$2.38	$1.95
Basic weighted average number of shares outstanding	6,354,103	6,287,510	6,161,599	6,050,893	6,050,632
Diluted Weighted average number of shares outstanding	6,481,607	6,415,014	6,289,103	6,178,397	6,178,136
BALANCE SHEET DATA
Working capital	$70,998,783	$52,497,840	$39,177,703	$24,946,326	$24,828,161
Total Assets	$133,560,210	$118,310,945	$98,762,566	$84,887,606	$76,492,077
Long-term debt and obligations under capital leases	$273,112	$306,035	$336,761	$2,059,236	$5,699,302
Stockholder’s equity	$118,112,103	$102,234,471	$82,909,953	$60,776,307	$50,783,513

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

For the fiscal years ended June 30, 2019 and June 30, 2018 10.7% and 11.0%, respectively, of total revenues were derived from contracts with facilities owned by Dr. Raymond V. Damadian, the President and principal stockholder of Fonar. The agreements with these MRI facilities are for one-year terms which renew automatically on an annual basis, unless terminated. The fees for these sites, which are located in Florida, are flat monthly fees.

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

 FONAR CORPORATION AND SUBSIDIARIES

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

At June 30, 2018, the net deferred tax asset was valued at $22,450,000. At June 30, 2019, the net deferred tax asset was valued at $20,694,480.

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

RESULTS OF OPERATIONS. FISCAL 2019 COMPARED TO FISCAL 2018

In fiscal 2019, we recognized net income of $20.5 million on revenues of $87.2 million, as compared to net income of $25.5 million on revenues of $81.5 million for fiscal 2018. This represents an increase in revenues of 6.5%. Patient fee revenue net of contractual allowances increased by 13.8%. Total costs and expenses increased by 5.2%. Our consolidated operating results improved by $2.4 million to an operating income of $22.1 million for fiscal 2019 as compared to operating income of $19.7 million for fiscal 2018.

Discussion of Operating Results of Medical Equipment Segment

Fiscal 2019 Compared to Fiscal 2018

Revenues attributable to our medical equipment segment increased by 1.8% to $10.0 million in fiscal 2019 from $9.8 million in fiscal 2018, with product sales revenues increasing by 190.6% from $603,000 in fiscal 2018 to $1.8 million in fiscal 2019. Service revenue decreased from $9.2 million in fiscal 2018 to $8.3 million in fiscal 2019.

The Upright® MRI is unique in that it permits MRI scans to be performed on patients upright in the weight-bearing state and in multiple positions that correlate with symptoms.

Product sales to unrelated parties increased by 190.6% in fiscal 2019 from $603,000 in fiscal 2018 to $1.8 million in fiscal 2019. There were no product sales to related parties in fiscal 2019 or 2018.

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

 FONAR CORPORATION AND SUBSIDIARIES

The operating loss for the medical equipment segment increased from an operating loss of $3.0 million in fiscal 2018 to an operating loss of $3.4 million in fiscal 2019. The losses are attributable most significantly to the fact that costs increased by a greater amount than revenues.

We recognized revenues of $779,000 from the sale of our Upright® MRI scanners in fiscal 2019, while in fiscal 2018, we recognized revenues of $43,000 from the sale of Upright® MRI scanners.

Research and development expenses, increased to $1.8 million in fiscal 2019 from $1.75 million in fiscal 2018. Our expenses for fiscal 2019 represented continued research and development of Fonar’s scanners, Fonar’s new hardware and software product, Sympulse® and new surface coils to be used with the Upright® MRI scanner.

Discussion of Operating Results of Physician and Diagnostic Services Management Segment.

Fiscal 2019 Compared to Fiscal 2018

Revenues attributable to the Company's physician and diagnostic services management segment, HMCA, increased by 7.7% to $77.2 million in fiscal 2019 from $71.7 million in fiscal 2018. The increase in revenues was due to $2.9 million of patient fees (net of contractual allowances and discounts less provision for bad debts) from patient and third party payors recognized by four of the facilities in Florida. One of these locations added additional medical equipment which allowed it to increase volume coupled with an increase in management and other fees of $2.2 million.

Cost of revenues as a percentage of the related revenues for our physician and diagnostic services management segment increased from $37.9 million or 52.9% of related revenues for the year ended June 30, 2018 to $40.2 million, or 52.0% of related revenues for the year ended June 30, 2019. The revenues increased more than the costs relating to these revenues.

Operating results of this segment increased from operating income of $22.7 million in fiscal 2018 to operating income of $25.6 million in fiscal 2019. We believe that our efforts to expand and improve the operation of our physician and diagnostic services management segment are directly responsible for the profitability of this segment and our company as a whole.

Discussion of Certain Consolidated Results of Operations

Fiscal 2019 Compared to Fiscal 2018

Interest and investment income increased in 2019 compared to 2018. We recognized interest income of $482,573 in 2019 as compared to $262,569 in fiscal 2018, representing an increase of 83.8%.

Interest expense of $98,636 was recognized in fiscal 2019, as compared to interest expense of $160,074 in fiscal 2018. This was due to additional principal payments being made to retire our debt.

While revenue increased by 7.0%, selling, general and administrative expenses increased by 6.2% to $19.3 million in fiscal 2019 from $18.1 million in fiscal 2018.

The compensatory element of stock issuances increased from $1,954,744 in fiscal 2018 to $1,990,380 in fiscal 2019.

FONAR CORPORATION AND SUBSIDIARIES

Revenue from service and repair fees decreased from $9.2 million in fiscal 2018 to $8.3 million in fiscal 2019.

Continuing our tradition as the originator of MRI, we remain committed to maintaining our position as the leading innovator of the industry through investing in research and development. In fiscal 2019 we continued our investment in the development of our new MRI scanners, together with software and upgrades, with an investment of $1,812,347 in research and development, none of which was capitalized, as compared to $1,755,747, none of which was capitalized, in fiscal 2018. The research and development expenditures were approximately 18.1% of revenues attributable to our medical equipment segment and 2.1% of total revenues in 2019, and 17.8% of medical equipment segment revenues and 2.1% of total revenues in fiscal 2018. This represented a 3.2% increase in research and development expenditures in fiscal 2019 as compared to fiscal 2018.

For the physician and diagnostic services management segment, HMCA, revenues increased, from $71.7 million in fiscal 2018 to $77.2 million in fiscal 2019. This is primarily attributable to an increase in patient scans resulting from our marketing efforts.

For the fiscal year 2019 the Company recorded an income tax expense of $2.0 million compared with an income tax benefit of $5.5 million for 2018. Net income for the year ended June 30, 2018, reflects income tax benefits associated with the changes to the net deferred income tax assets of $4.9 million and also the benefits associated with the AMT Carryforward Tax Credit of $1.2 million, available as a cash refund. The Company has recorded a net deferred tax asset of $20.6 million as of June 30, 2019, primarily relating to the tax benefits from the net operating loss carry forwards available to offset future taxable income. The utilization of these tax benefits is dependent on the Company generating future taxable income and other factors. A partial valuation allowance will be maintained until evidence exists to support that it is no longer needed, (principally related to research and development credits).

Discussion of Operating Results of Medical Equipment Segment

Fiscal 2018 Compared to Fiscal 2017

In fiscal 2018, we recognized net income of $25.5 million on revenues of $81.5 million, as compared to net income of $23.7 million on revenues of $78.0 million for fiscal 2017. Our consolidated operating results improved by $600,000 to an operating income of $19.7 million for fiscal 2018 as compared to an operating income of $19.1 million for fiscal 2017.

Revenues attributable to our medical equipment segment decreased by 12.3% to $9.8 million in fiscal 2018 from $11.2 million in fiscal 2017, with product sales revenues decreasing by 61.7% from $1.6 million in fiscal 2017 to $603,000 in fiscal 2018. Service revenue decreased from $9.6 million in fiscal 2017 to $9.2 million in fiscal 2018.

Product sales to unrelated parties decreased by 61.7% in fiscal 2018 from $1.6 million in fiscal 2017 to $603,000 in fiscal 2018. There were no product sales to related parties in fiscal 2018 or 2017.

FONAR CORPORATION AND SUBSIDIARIES

The operating loss for the medical equipment segment increased from a loss of $2.3 million in fiscal 2017 to an operating loss of $3.0 million in fiscal 2018. This decrease was attributable most significantly to the fact that costs increased and the revenues decreased.

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

Discussion of Operating Results of Physician and Diagnostic Services Management Segment.

Fiscal 2018 Compared to Fiscal 2017

Revenues attributable to the Company's physician and diagnostic services management segment, HMCA, increased by 7.3% to $71.7 million in fiscal 2018 from $66.8 million in fiscal 2017. The increase in revenues was primarily due to including $1.0 million of patient fees (net of contractual allowances and discounts less provision for bad debts) from patient and third party payors recognized by four of the facilities in Florida. One of these locations added additional medical equipment which allowed it to increase volume coupled with an increase in management and other fees of $5.0 million.

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

Discussion of Certain Consolidated Results of Operations

Fiscal 2018 Compared to Fiscal 2017

Interest and investment income increased in 2018 compared to 2017. We recognized interest income of $262,569 in 2018 as compared to $193,141 in fiscal 2017, representing an increase of 35.9%.

Interest expense of $160,074 was recognized in fiscal 2018, as compared to interest expense recovery $23,299 in fiscal 2017.

While revenue increased by 4.5%, selling, general and administrative expenses decreased by 6.6% to $18.1 million in fiscal 2018 from $19.4 million in fiscal 2017.

The compensatory element of stock issuances decreased from approximately $2,397,276 in fiscal 2017 to $1,954,744 in fiscal 2018, reflecting a decrease in Fonar’s use of its stock bonus plans to pay employees and others.

FONAR CORPORATION AND SUBSIDIARIES

.

A recovery of bad debts of $614,680 in fiscal 2018 as compared to a provision of bad debts of $477,577 in fiscal 2017, reflected a increase in reserves for certain indebtedness in fiscal 2018 by our physician and diagnostic services management segment. In addition in fiscal 2018, the Company recorded a provision for bad debts for patient fee revenue of $17.9 million for the four MRI facilities in Florida which bill patients and third party payors directly. The three Florida sites managed by HMCA jointly and severally guaranteed the payment of their management fees to HMCA, further securing HMCA’s management fee receivables.

For the fiscal year 2018 the Company recorded an income tax benefit of $5.7 million compared with $4.3 million for 2017. The Company recorded a net deferred tax asset of $22.5 million as of June 30, 2018.

Revenue from service and repair fees decreased from $9.6 million in fiscal 2017 to $9.2 million in fiscal 2018.

In fiscal 2018 we continued our investment in the development of our new MRI scanners, together with software and upgrades, with an investment of $1,755,747 in research and development, none of which was capitalized, as compared to $1,480,670, none of which was capitalized, in fiscal 2017. The research and development expenditures were approximately 17.8% of revenues attributable to our medical equipment segment and 2.1% of total revenues in 2018, and 13.2% of medical equipment segment revenues and 1.9% of total revenues in fiscal 2017. This represented a 18.6% increase in research and development expenditures in fiscal 2018 as compared to fiscal 2017.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, and cash equivalents and short term investments increased by 47.6% from $19.6 million at June 30, 2018 to $29.0 million at June 30, 2019.

Cash provided by operating activities for fiscal 2019 approximated $19.4 million. Cash provided by operating activities was attributable to the net income of $20.5 million, depreciation and amortization of $3.8 million, deferred income tax expense benefit of $1.8 million which was offset by the increase in accounts, medical and management fee receivables of $6.1 million.

Cash used in investing activities for fiscal 2019 approximated $18.6 million. The use of cash from investing activities was attributable to purchases of property and equipment of $3.4 million, short term investments of $15.1 million and costs of patents of $128,000.

Cash used by financing activities for fiscal 2019 approximated $6.6 million. The principal uses of cash in financing activities included the repayment of loans and capital lease obligations of $30,000, and distributions to non-controlling interests of $6.6 million.

Total liabilities decreased by 3.9% during fiscal 2019, from approximately $16.1 million at June 30, 2018 to approximately $15.4 million at June 30, 2019.

As at June 30, 2019, our obligations included approximately $2.7 million in various state sales taxes, inclusive of penalties and interest. The Company is in the process of negotiating settlements of these obligations.

At June 30, 2019, we had working capital of approximately $71.0 million as compared to working capital of $52.5 million at June 30, 2018, and stockholders’ equity of $118.1 million at June 30, 2019 as compared to stockholders’ equity of $102.2 million at June 30, 2018. For the year ended June 30, 2019, we realized a net income of $20.5 million.

Our principal sources of liquidity are derived from revenues.

FONAR CORPORATION AND SUBSIDIARIES

Our business plan includes a program for manufacturing and selling our Upright® MRI scanners. In addition, we are enhancing our revenue by participating in the physician and diagnostic services management business through our subsidiary, HMCA and have upgraded the facilities which it manages, most significantly by the replacement of the original MRI scanners with new Upright® MRI scanners. Presently, 24 of the 25 MRI facilities managed or owned by HMCA, are equipped with Upright® MRI scanners. We have also intensified our marketing activities through the hiring of additional marketers for HMCA’s clients.

Our business plan also calls for a continuing emphasis on providing our customers with enhanced equipment service and maintenance capabilities and delivering state-of-the-art, innovative and high quality equipment upgrades at competitive prices. Fees for on-going service and maintenance from our installed base of scanners were $9.2 million for the year ended June 30, 2018 and $8.3 million for the year ended June 30, 2019.

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

Current economic credit conditions have contributed to a slower than optimal business environment. As a result, our business may suffer, should the credit markets not improve in the near future. The direct impact of these conditions is not fully known.

Revenues from HMCA have been the principal reason for our profitability, and we have so far been able to maintain and increase such revenues by increasing the number of scans being performed by the sites we manage and those we own, notwithstanding reductions in reimbursement rates from third party payors. The likelihood and effect of any subsequent reductions is not fully known.

Capital expenditures for fiscal 2019 approximated $3.4 million. Capitalized patent costs were approximately $128,000. Purchases of property and equipment were approximately $3.4 million.

Fonar has not committed to making capital expenditures in the 2020 fiscal year, except for placing additional scanners at facilities located in Ormond Beach, Florida and Islandia and White Plains, New York. Also, we signed a lease for a new location for a new facility in Pembroke Pines, Florida.

The Company believes that its business plan has been responsible for the past five consecutive fiscal years of profitability (fiscal 2019, fiscal 2018, fiscal 2017, fiscal 2016 and fiscal 2015) and that its capital resources will be adequate to support operations at current levels through June 30, 2020.

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

FONAR CORPORATION AND SUBSIDIARIES

 ITEM 8.

FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	44

CONSOLIDATED BALANCE SHEETS
At June 30, 2019 and 2018	46

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended June 30, 2019, 2018 and 2017	49

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2019, 2018 and 2017	50

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2019, 2018 and 2017	54

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	56

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FONAR Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FONAR Corporation and Subsidiaries (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of June 30, 2019, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013, and our report dated September 30, 2019, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.

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

/s/ Marcum LLP

Marcum LLP

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)

We have served as the Company’s auditor since 1990, such date takes into account the merger of Tabb, Conigliaro, McGann, P.C. (“Tabb”) into another firm in approximately 2001 and the former partners of Tabb joining Marcum LLP in 2002.

New York, New York

September 30, 2019

  FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,
	2019	2018
Current Assets:
Cash and cash equivalents	$13,882,013	$19,633,742
Short term investments	15,094,816	—
Accounts receivable – net of allowances for doubtful accounts of $190,244 at June 30, 2019 and 2018	3,736,662	3,813,576
Medical receivables –net of allowances for doubtful accounts of $22,727,698 at June 30, 2018	15,728,935	13,350,772
Management and other fees receivable – net of allowances for doubtful accounts of $9,404,944 and $10,983,022 at June 30, 2019 and 2018, respectively	25,709,489	21,863,431
Management and other fees receivable – related party medical practices – net of allowances for doubtful accounts of $2,310,731 and $1,711,385 at June 30, 2019 and 2018, respectively	6,500,614	5,535,096
Costs and estimated earnings in excess of billings on uncompleted contracts	525,110	86,638
Inventories	1,798,166	1,431,380
Income tax receivable	600,000	—
Prepaid expenses and other current assets	1,512,917	1,349,907

Total Current Assets	85,088,722	67,064,542
Income taxes receivable	600,000	1,200,000
Deferred income tax asset	20,937,747	22,689,011
Property and Equipment – Net	16,985,617	16,492,278
Goodwill	3,985,397	3,985,397
Other Intangible Assets – Net	4,755,675	5,601,656
Other Assets	1,207,052	1,278,061
Total Assets	$133,560,210	$118,310,945

See accompanying notes to consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

 LIABILITIES

	June 30,
	2019	2018
Current Liabilities:
Current portion of long-term debt and capital leases	$40,530	$38,332
Accounts payable	1,861,227	1,300,250
Other current liabilities	7,577,416	8,177,995
Unearned revenue on service contracts	3,812,115	4,191,930
Customer deposits	798,651	858,195
Total Current Liabilities	14,089,939	14,566,702

Long-Term Liabilities:
Deferred income tax liability	243,267	239,011
Due to related party medical practices	92,663	227,543
Long-term debt and capital leases, less current portion	273,112	306,035
Other liabilities	749,126	737,183
Total Long-Term Liabilities	1,358,168	1,509,772
Total Liabilities	15,448,107	16,076,474

Commitments, Contingencies and Other Matters

See accompanying notes to consolidated financial statements.

  FONAR CORPORATION AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

STOCKHOLDERS' EQUITY

	June 30,
	2019	2018
Stockholders' Equity:
Class A non-voting preferred stock $.0001 par value; 453,000 shares authorized at June 30, 2019 and 2018, 313,438 issued and outstanding at June 30, 2019 and 2018	$31	$31
Preferred stock $.001 par value; 567,000 shares authorized at June 30, 2019 and 2018, issued and outstanding – none	—	—
Common stock $.0001 par value; 8,500,000 shares authorized at June 30, 2019 and 2018, 6,369,125 and 6,299,154 issued at June 30, 2019 and 2018, respectively; 6,357,482 and 6,287,511 outstanding at June 30, 2019 and 2018, respectively	638	630
Class B convertible common stock (10 votes per share) $.0001 par value; 227,000 shares authorized at June 30, 2019 and 2018, 146 issued and outstanding at June 30, 2019 and 2018	—	—
Class C common stock (25 votes per share) $.0001 par value; 567,000 shares authorized at June 30, 2019 and 2018, 382,513 issued and outstanding at June 30, 2019 and 2018	38	38
Paid-in capital in excess of par value	181,086,517	179,131,780
Accumulated deficit	(64,455,456)	(79,772,587)
Notes receivable from employee stockholders	—	(9,213)
Treasury stock, at cost – 11,643 shares of common stock at June 30, 2019 and 2018	(675,390)	(675,390)
Total Fonar Corporation’s Stockholders’ Equity	115,956,378	98,675,289
Noncontrolling interests	2,155,725	3,559,182
Total Stockholders' Equity	118,112,103	102,234,471
Total Liabilities and Stockholders' Equity	$133,560,210	$118,310,945

See accompanying notes to consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended June 30,
	2019	2018	2017
Revenues
Patient fee revenue, net of contractual allowances and discounts	$24,207,536	$39,165,413	$36,400,600
Provision for bad debts for patient fee	—	(17,896,528)	(16,171,434)
Patient fee revenue – net	24,207,536	21,268,885	20,229,166
Product sales – net	1,751,221	602,541	1,572,148
Service and repair fees – net	8,152,173	9,124,728	9,537,040
Service and repair fees – related parties – net	110,000	110,000	110,000
Management and other fees – net	43,617,093	41,422,958	38,361,514
Management and other fees – related party medical practices – net	9,354,864	8,986,882	8,226,718
Total Revenues – Net	87,192,887	81,515,994	78,036,586
Costs and Expenses
Costs related to product sales	778,734	751,221	931,501
Costs related to service and repair fees	3,009,097	3,212,527	2,996,736
Costs related to service and repair fees – related parties	40,603	38,728	34,564
Costs related to patient fee revenue	10,789,308	10,256,951	8,987,673
Costs related to management and other fees	23,419,796	22,778,202	20,828,581
Costs related to management and other fees – related party medical practices	5,947,055	4,913,141	4,273,370
Research and development	1,812,347	1,755,747	1,480,670
Selling, general and administrative, inclusive of compensatory element of stock issuances of $1,990,380, $1,954,744 and $2,397,276 for the years ended June 30, 2019, 2018 and 2017, respectively	19,261,755	18,125,266	19,407,411
Total Costs and Expenses	65,058,695	61,831,783	58,940,506
Income from Operations	22,134,192	19,684,211	19,096,080
Other Income and (Expenses):
Interest expense	(98,636)	(160,074)	28,299
Investment income	482,573	262,569	193,141
Other income (expense)– net	1,065	(4,271)	(1,156)
Income before (provision) benefit for income taxes and noncontrolling interests	22,519,194	19,782,435	19,316,364
(Provision) benefit for Income Taxes	(2,005,520)	5,669,750	4,362,434
Net Income	$20,513,674	$25,452,185	$23,678,798
Net Income – Noncontrolling Interests	(5,196,543)	(4,221,383)	(4,058,177)
Net Income – Attributable to FONAR	$15,317,131	$21,230,802	$19,620,621

See accompanying notes to consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF INCOME (Continued)

	For the Years Ended June 30,
	2019	2018	2017
Net Income Available to Common Stockholders	$14,366,798	$19,899,823	$18,390,586
Net Income Available to Class A Non-Voting Preferred Stockholders	$708,302	$992,005	$916,769
Net Income Available to Class C Common Stockholders	$242,031	$338,974	$313,266
Basic Net Income Per Common Share Available to Common Stockholders	$2.26	$3.16	$2.98
Diluted Net Income Per Common Share Available to Common Stockholders	$2.22	$3.10	$2.92
Basic and Diluted Income Per Share – Class C Common	$0.63	$0.89	$0.82
Weighted Average Basic Shares Outstanding – Common Stockholders	6,354,103	6,287,510	6,161,599
Weighted Average Diluted Shares Outstanding – Common Stockholders	6,481,607	6,415,014	6,289,103
Weighted Average Basic and Diluted Shares Outstanding – Class C Common	382,513	382,513	382,513

See accompanying notes to consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2019, 2018 AND 2017

	Class A Non-Voting Preferred	Common Shares	Stock Amount	Class C Common Stock
Balance - June 30, 2016	$31	6,051,166	$607	$38
Net income	—	—	—	—
Stock issued to employees under stock bonus plans	—	193,221	19	—
Payments on notes receivable from employee stockholders	—	—	—	—
Issuance of stock for acquistion	—	42,884	4	—
Stock option exercised	—	240	—	—
Distributions to noncontrolling interests	—	—	—	—
Balance - June 30, 2017	$31	6,287,511	$630	$38
Net income	—	—	—	—
Payments on notes receivable from employee stockholders	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—
Balance - June 30, 2018	$31	6,287,511	$630	$38
Net income	—	—	—	—
Stock issued to employees under stock bonus plans	—	69,971	8	—
Payments on notes receivable from employee stockholders	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—
Balance - June 30, 2019	$31	6,357,482	$638	$38

See accompanying notes to consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2019, 2018 AND 2017

	Paid-in Capital in Excess of Par Value	Accumulated Deficit	Notes Receivable From Employee Stockholders
Balance - June 30, 2016	$173,702,335	$(120,624,010)	$(23,879)
Net income	—	19,620,621	—
Stock issued to employees under stock bonus plans	4,636,559	—	—
Payments on notes receivable from employee stockholders	—	—	7,333
Issuance of stock for acquisition	791,206	—	—
Stock option exercised	1,680		—
Distributions to noncontrolling interests	—	—	—
Balance - June 30, 2017	$179,131,780	$(101,003,389)	$(16,546)
Net income	—	21,230,802	—
Payments on notes receivable from employee stockholders	—	—	7,333
Distributions to noncontrolling interests	—	—	—
Balance - June 30, 2018	$179,131,780	$(79,772,587)	$(9,213)
Net income	—	15,317,131	—
Stock issued to employees under stock bonus plans	1,954,737	—	—
Payments on notes receivable from employee stockholders	—	—	9,213
Distributions to noncontrolling interests	—	—	—
Balance - June 30, 2019	$181,086,517	$(64,455,456)	$—

See accompanying notes to consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED JUNE 30, 2019, 2018 AND 2017

	Treasury Stock	Noncontrolling Interests	Total
Balance - June 30, 2016	$(675,390)	$8,396,575	$60,776,307
Net income	—	4,058,177	23,678,798
Stock issued to employees under stock bonus plans	—	—	4,636,578
Payments on notes receivable from employee stockholders	—	—	7,333
Issuance of stock for acquisition	—	—	791,210
Stock option exercised	—	—	1,680
Distributions to noncontrolling interests	—	(6,981,953)	(6,981,953)
Balance - June 30, 2017	$(675,390)	$5,472,799	$82,909,953
Net income	—	4,221,383	25,452,185
Payments on notes receivable from employee stockholders	—	—	7,333
Distributions to noncontrolling interests		(6,135,000)	(6,135,000)
Balance - June 30, 2018	$(675,390)	$3,559,182	$102,234,471
Net income	—	5,196,543	20,513,674
Stock issued to employees under stock bonus plans	—	—	1,954,745
Payments on notes receivable from employee stockholders	—	—	9,213
Distributions to noncontrolling interests	—	(6,600,000)	(6,600,000)
Balance - June 30, 2019	$(675,390)	$2,155,725	$118,112,103

See accompanying notes to consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$20,513,674	$25,452,185	$23,678,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,836,491	3,899,851	3,533,564
(Credit) Provision for bad debts	(978,730)	(614,680)	477,577
Deferred income tax benefit	1,755,520	(4,919,750)	(4,969,669)
Income tax receivable	—	(1,200,000)	—
Compensatory element of stock issuances	—	—	2,397,276
Stock issued for costs and expenses	1,954,745	—	2,239,302
Stock option exercised	—	—	1,680
(Increase) decrease in operating assets, net:
Accounts, medical and management fee receivables	(6,134,095)	(4,328,239)	(5,899,611)
Notes receivable	(12,689)	(894,665)	11,511
Costs and estimated earnings in excess of billings on uncompleted contracts	(438,472)	649,423	(736,061)
Inventories	(366,786)	192,882	450,038
Prepaid expenses and other current assets	(79,641)	(1,553)	(513,507)
Other assets	329	15,008	254,721
Increase (decrease) in operating liabilities, net:
Accounts payable	560,977	(122,967)	168,733
Other current liabilities	(980,394)	525,113	(3,660,895)
Customer advances	(59,544)	70,311	(410,855)
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	(206,623)
Other liabilities	11,943	16,404	8,783
Due to related party medical practices	(134,880)	—	(17,498)
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,448,448	18,739,323	16,807,264

See accompanying notes to consolidated financial statements.

 FONAR CORPORATION AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2019	2018	2017
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,355,456)	(2,777,948)	(2,851,158)
Short term investment	(15,094,816)
Cost of acquisition	—	(58,274)	(1,312,769)
Cost of patents	(128,393)	(108,829)	(155,156)
NET CASH USED IN INVESTING ACTIVITIES	(18,578,665)	(2,945,051)	(4,319,083)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings and capital lease obligations	(30,725)	(172,484)	(3,990,078)
Repayment of notes receivable from employee stockholders	9,213	7,333	7,333
Distributions to noncontrolling interests	(6,600,000)	(6,135,000)	(6,981,953)
Proceeds received from acquisition -net	—	—	87,829
NET CASH USED IN FINANCING ACTIVITIES	(6,621,512)	(6,300,151)	(10,876,869)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(5,751,729)	9,494,121	1,611,312
CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	19,633,742	10,139,621	8,528,309
CASH AND CASH EQUIVALENTS – END OF YEAR	$13,882,013	$19,633,742	$10,139,621

See accompanying notes to consolidated financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, 2018 and 2017

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

JUNE 30, 2019, 2018 and 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories consist of purchased parts, components and supplies, as well as work-in-process, and are stated at the lower of cost, determined on the first-in, first-out method, or market.

Property and Equipment

Property and equipment procured in the normal course of business is stated at cost. Property and equipment purchased in connection with an acquisition is stated at its estimated fair value, generally based on an appraisal. Property and equipment is being depreciated for financial accounting purposes using the straight-line method over their estimated useful lives. Leasehold improvements are being amortized over the shorter of the useful life or the remaining lease term. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation of these assets are removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenses for maintenance and repairs are charged to operations. Renewals and betterments are capitalized. Maintenance and repair expenses totaled approximately $1,557,000, $1,451,000 and $1,116,000 for the years ended June 30, 2019, 2018 and 2017, respectively. The estimated useful lives in years are generally as follows:

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

JUNE 30, 2019, 2018 and 2017

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

JUNE 30, 2019, 2018 and 2017

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

Revenue under management contracts is recognized based upon contractual agreements for management services rendered by the Company primarily under various long-term agreements with various medical providers (the "PCs"). As of June 30, 2019, the Company has twenty two management agreements of which three are with PC’s owned by Raymond V. Damadian, M.D., Chairman of the Board of FONAR (“the Related medical practices”) and nineteen are with PC’s, which are all located in the state of New York (“the New York PC’s”), owned by two unrelated radiologists. The contractual fees for services rendered to the PCs consists of fixed monthly fees per diagnostic imaging facility ranging from approximately $54,000 to $481,000. All fees are re-negotiable at the anniversary of the agreements and each year thereafter. The Company records a provision for bad debts for estimated uncollectible fees, which is reflected in other operating expenses on the Statement of Operations. Revenue under lease contracts is recognized based upon contractual agreements for the leasing of medical equipment primarily under long term contracts to various unrelated PC’s. All fees are re-negotiable at the anniversary of the agreements and each year thereafter.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, 2018 and 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

The Company applied the modified retrospective approach to all contracts when adopting ASC 606. As a result, at the adoption of ASC 606 the majority of what was previously classified as the provision for bad debts in the statement of operations is now reflected as implicit price concessions (as defined in ASC 606) and therefore included as a reduction to net operating revenues in 2019. For changes in credit issues not assessed at the date of service, the Company will prospectively recognize those amounts in other operating expenses on the statement of operations. For periods prior to the adoption of ASC 606, the provision for bad debts has been presented consistent with the previous revenue recognition standards that required it to be presented separately as a component of net operating revenues. Additionally, upon adoption of ASC 606 the allowance for doubtful accounts of approximately $22.7 million as of July 1, 2018 was reclassified as a component of net patient accounts receivable. Other than these changes in presentation on the condensed consolidated statement of operations and condensed consolidated balance sheet, the adoption of ASC 606 did not have a material impact on the consolidated results of operations for the year ended June 30, 2019 and is not expected to have a material impact on its consolidated results of operations on a prospective basis.

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

The Company’s patient fee revenues, net of contractual allowances and discounts less the provision for bad debts for the years ended June 30, 2019, 2018 and 2017 are summarized in the following table.

	For the Year Ended June 30,
	2019	2018	2017
Commercial Insurance/ Managed Care	$5,218,656	$4,729,514	$4,904,892
Medicare/Medicaid	1,172,543	1,233,078	1,274,436
Workers' Compensation/Personal Injury	16,790,025	25,358,543	23,240,829
Other	1,026,312	7,844,278	6,980,443
Patient Fee Revenue, net of contractual allowances and discounts	24,207,536	39,165,413	36,400,600
Provision for Bad Debts	—	(17,896,528)	(16,171,434)
Net Patient Fee Revenue	$24,207,536	$21,268,885	$20,229,166

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, 2018 and 2017

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense approximated $538,000, $607,000 and $531,000 for the years ended June 30, 2019, 2018 and 2017, respectively.

Shipping Costs

The Company’s shipping and handling costs are included in revenue from product sales and the related expense included in costs related to product sales is $13,695, $9,370 and $8,224 for the years ended June 30, 2019, 2018 and 2017, respectively.

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

JUNE 30, 2019, 2018 and 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. In accordance with ASC topic 260-10, “Participating Securities and the Two-Class Method”, the Company used the Two-Class method for calculating basic earnings per share and applied the if converted method in calculating diluted earnings per share for the years ended June 30, 2019, 2018 and 2017.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. For the years ended June 30, 2019, 2018 and 2017, diluted EPS for common shareholders includes 127,504 shares upon conversion of Class C Common.

	June 30, 2019
Basic	Total	Common Stock	Class C Common Stock
Numerator:
Net income available to common stockholders	$15,371,131	$14,366,798	$242,031
Denominator:
Weighted average shares outstanding	6,354,103	6,354,103	382,513
Basic income per common share	$2.41	$2.26	$0.63
Diluted
Denominator:
Weighted average shares outstanding		6,354,103	382,513
Class C Common Stock		127,504	—
Total Denominator for diluted earnings per share		6,481,607	382,513
Diluted income per common share		$2.22	$0.63

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, 2018 and 2017

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand, cash in banks, investments in certificates of deposit with original maturities of 90 days or less, and money market funds.

Short Term Investments

Short term investments include certificates of deposit with original maturities of greater than 90 days.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, 2018 and 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

Cash: The Company maintains its cash and cash equivalents with various financial institutions, which exceed federally insured limits throughout the year. At June 30, 2019, the Company had cash on deposit of approximately $11,842,000 in excess of federally insured limits of $250,000.

Related Parties: Net revenues from related parties accounted for approximately 11%, 11% and 11% of the consolidated net revenues for the years ended June 30, 2019, 2018 and 2017, respectively. Net management fee receivables from the related party medical practices accounted for approximately 13%, 12% and 13% of the consolidated accounts receivable for the years ended June 30, 2019, 2018 and 2017, respectively.

See Note 3 regarding the Company’s concentrations in the healthcare industry.

Fair Value of Financial Instruments

The financial statements include various estimated fair value information at June 30, 2019 and 2018, as required by ASC topic 820, "Disclosures about Fair Value of Financial Instruments". Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value to the Company.

The Company has established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring and revaluing fair value. These tiers include, Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents: The carrying amount approximates fair value because of the short-term maturity of those instruments.

Short term investments: The carrying amount approximates fair value because of the short-term maturity of those instruments. Such amounts include Certificates of Deposits with original maturities greater than 90 days. These securities are classified as Level 1.

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

JUNE 30, 2019, 2018 and 2017

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company has adopted this guidance on our Consolidated Financial Statements and it has no impact on the Company’s financial statements.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, 2018 and 2017

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements(Continued)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) and in July 2018 ASU 2018-11, Leases (Topic 842): Targeted Improvements. The guidance requires the recognition of lease right-of-use assets and lease liabilities by lessees for those leases previously classified as operating. This guidance was issued to increase transparency and comparability among organizations by disclosing key information about leasing arrangements and requiring the recognition of current and non-current right-of-use assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of right-of-use assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. The Company will adopt this guidance on July 1, 2019, as required, electing to apply retrospectively at the period of adoption. The adoption of this guidance will have a material impact on the Company’s balance sheet for the present value of its operating lease liabilities and related right-of-use assets, for which the Company will record approximately $18.8 million of lease liabilities and right-of-use assets. The Company does not believe that the adoption of this guidance will have a material effect on its future results of operations, cash flows or debt covenants.

FASB, the Emerging Issues Task Force and the SEC have issued certain other accounting standards, updates, and regulations as of June 30, 2019 that will become effective in subsequent periods; however, management does not believe that any of those updates would have significantly affected our financial accounting measures or disclosures had they been in effect during 2019 or 2018, and it does not believe that any of those pronouncements will have a significant impact on our consolidated financial statements at the time they become effective.

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

JUNE 30, 2019, 2018 and 2017

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

Payment of the management fee receivables from the PC’s may be impaired by the inability of the PC’s to collect in a timely manner their medical fees from the third party payors, particularly insurance carriers covering automobile no-fault and workers compensation claims due to longer payment cycles and rigorous informational requirements and certain other disallowed claims. Approximately 67%, 65% and 62%, respectively, of the PCs’ 2019, 2018 and 2017 net revenues were derived from no-fault and personal injury protection claims. The Company considers the aging of its accounts receivable in determining the amount of allowance for doubtful accounts. The Company generally takes all legally available steps to collect its receivables. Credit losses associated with the receivables are provided for in the consolidated financial statements and have historically been within management's expectations.

Net revenues from management and other fees charged to the related party medical practices accounted for approximately 11%, 11% and 11%, of the consolidated net revenues for the years ended June 30, 2019, 2018 and 2017, respectively.

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

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, 2018 and 2017

NOTE 3 – ACCOUNTS RECEIVABLE, MEDICAL RECEIVABLE AND MANAGEMENT AND OTHER FEES RECEIVABLE (CONTINUED)

The following table sets forth the number of our facilities for the years ended June 30, 2019, 2018 and 2017.

	For The Year Ended June 30,
	2019	2018	2017
Total Facilities Owned or Managed (at Beginning of Year)	26	26	25
Facilities Added by:
Acquisition	—	—	1
Internal development	—	—	—
Managed Facilities Closed	—	—	—
Total Facilities Owned or Managed (at End of Year)	26	26	26

NOTE 4 - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Information relating to uncompleted contracts as of June 30, 2019 and 2018 is as follows:

	As of June 30,
	2019	2018
Costs incurred on uncompleted contracts	$448,437	$448,437
Estimated earnings	1,088,675	309,248
	1,537,112	757,685
Less: Billings to date	1,012,002	671,047
	$525,110	$86,638

NOTE 5 – INVENTORIES

Inventories included in the accompanying consolidated balance sheets consist of:

	As of June 30,
	2019	2018
Purchased parts, components and supplies	$1,639,777	$1,312,299
Work-in-process	158,389	119,081
	$1,798,166	$1,431,380

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, 2018 and 2017

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment, at cost, less accumulated depreciation and amortization, at June 30, 2019 and 2018, is comprised of:

	As of June 30,
	2019	2018
Diagnostic equipment	$26,090,218	$24,296,957
Research, development and demonstration equipment	3,605,906	2,987,531
Machinery and equipment	2,069,055	2,069,055
Furniture and fixtures	3,122,102	3,036,539
Leasehold improvements	8,023,292	7,165,035
Building	939,614	939,614
	43,850,187	40,494,731
Less: Accumulated depreciation and amortization	26,864,570	24,002,453
	$16,985,617	$16,492,278

Depreciation and amortization of property and equipment for the years ended June 30, 2019, 2018 and 2017 was $2,862,117, $2,748,174 and $2,303,554, respectively.

NOTE 7 - OTHER INTANGIBLE ASSETS

Other intangible assets, net of accumulated amortization, at June 30, 2019 and 2018 are comprised of:

	As of June 30,
	2019	2018
Capitalized software development costs	$7,004,847	$7,004,847
Patents and copyrights	4,964,199	4,835,806
Non-competition agreements	4,100,000	4,100,000
Customer relationships	3,800,000	3,800,000
	19,869,046	19,740,653
Less: Accumulated amortization	15,113,371	14,138,997
	$4,755,675	$5,601,656

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, 2018 and 2017

NOTE 7 - OTHER INTANGIBLE ASSETS (CONTINUED)

The estimated amortization of other intangible assets for the five years ending June 30, 2024 and thereafter is as follows:

For the Years Ending June 30,	Total	Patents and Copyrights	Non- competition	Customer Relationships
2020	$771,830	$191,353	$390,477	$190,000
2021	381,860	191,860	—	190,000
2022	380,470	190,470	—	190,000
2023	383,929	193,929	—	190,000
2024	375,561	185,561	—	190,000
Thereafter	2,462,025	815,358	—	1,646,667
	$4,755,675	$1,768,531	$390,477	$2,596,667

The weighted average amortization period for other intangible assets is 11.5 years and they have no expected residual value.

 Information related to the above intangible assets for the years ended June 30, 2019, 2018 and 2017 is as follows:

	As of June 30,
	2019	2018	2017
Balance – Beginning of Year	$5,601,656	$6,644,504	$7,719,358
Amounts capitalized	128,393	108,829	155,156
Software or patents written off	—	—	—)
Amortization	(974,374)	(1,151,677)	(1,230,010)
Balance – End of Year	$4,755,675	$5,601,656	$6,644,504

Amortization of patents and copyrights for the years ended June 30, 2019, 2018 and 2017 amounted to $198,660, $202,630 and $194,296, respectively.

Amortization of capitalized software development costs for the years ended June 30, 2019, 2018 and 2017 was $0, $173,333 and $260,000, respectively.

Amortization of non-competition agreements for the years ended June 30, 2019, 2018 and 2017 amounted to $585,714, $585,714 and $585,714, respectively.

Amortization of customer relationships for the years ended June 30, 2019, 2018 and 2017 amounted to $190,000, $190,000 and $190,000, respectively.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, 2018 and 2017

NOTE 8 - CAPITAL STOCK

Common Stock

Cash dividends payable on the common stock shall, in all cases, be on a per share basis, one hundred twenty percent (120%) of the cash dividend payable on shares of Class B common stock and three hundred sixty percent (360%) of the cash dividend payable on a share of Class C common stock.

Class B Common Stock

Class B common stock is convertible into shares of common stock on a one-for-one basis. Class B common stock has 10 votes per share. There were 146 of such shares outstanding at June 30, 2019, 2018 and 2017.

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

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, 2018 and 2017

NOTE 8 - CAPITAL STOCK (Continued)

Stock Bonus Plans

On April 23, 2010, the Board approved the 2010 Stock Bonus Plan. The plan entitles the Company to reserve 2,000,000 shares of common stock. On August 10, 2010, the Company filed Form S-8 to register the 2,000,000 shares. As of June 30, 2019, 646,905 shares of common stock of FONAR were available for future grant under this plan. For the years ended June 30, 2019, 2018 and 2017, 69,971, 0 and 193,461 shares were issued respectively.

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

JUNE 30, 2019, 2018 and 2017

NOTE 9 – CONTROLLING AND NONCONTROLLING INTERESTS (Continued)

On January 8, 2015, the Company purchased 20% of the Class A members ownership interest at a cost of $4,971,094. The Company has a 60.4% ownership interest in HDM after this transaction.

Amount of each class of HDM members’ equity as of June 30, 2019, 2018 and 2017

	June 30, 2019		June 30, 2018		June 30, 2017
	Class A Members	Class B Member	Class A Members	Class B Member	Class A Members	Class B Member
Opening Members’ Equity	$3,559,182	$31,775,922	$5,472,799	$27,988,982	$8,396,575	$23,314,842
Share of Net Income	5,196,543	20,167,864	4,221,383	18,101,940	4,058,177	16,947,624
Distributions	(6,600,000)	(15,400,000)	(6,135,000)	(14,315,000)	(6,981,953)	(12,273,484)
Ending Members’ Equity	$2,155,725	$36,543,786	$3,559,182	$31,775,922	$5,472,799	$27,988,982

NOTE 10 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES

Long-term debt, notes payable and capital leases consist of the following:

	2019	2018
Note payable requiring monthly payments of interest at a rate of 7% until May 2009 followed by 240 monthly payments of $4,472 through October 2026. The loan is collateralized by a building with a net book value of $481,666 as of June 30, 2019.	$306,056	$336,781
The revolving credit note was extended to August 2020. The Company can prepay the loan in whole or part in multiples of $100,000 at any time without penalty. The note bears interest at a rate of 5.25% per annum and is payable monthly. The loan is collateralized by substantially all of the Company’s assets. The loan also contains certain financial covenants that must be met on a periodic basis. The note was paid in full September 2, 2014. The Company still has the ability to draw down on the line.	—	—
Other (including capital leases for property and equipment).	7,586	7,586
	313,642	344,367
Less: Current portion	40,530	38,332
	$273,112	$306,035

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, 2018 and 2017

NOTE 10 - LONG-TERM DEBT, NOTES PAYABLE AND CAPITAL LEASES (Continued)

The maturities of long-term debt over the next five years and thereafter are as follows:

Years Ending June 30,
2020	$40,530
2021	35,416
2022	38,013
2023	40,820
2024	43,767
Thereafter	115,096
$313,642

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

The Company files corporate income tax returns in the United States (federal) and in various state and local jurisdictions. In most instances, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for years prior to 2015 for federal and 2014 for state.

The Company has recorded a deferred tax asset of $20,937,747 and a deferred tax liability of $243,267 as of June 30, 2019, primarily relating to its net operating loss carryforwards of approximately $65,792,000 available to offset future taxable income through 2030. The net operating losses begin to expire in 2023 for federal tax and state income tax purposes.

Future ownership changes as determined under Section 382 of the Internal Revenue code could further limit the utilization of net operating loss carryforwards. As of June 30, 2019, no such changes in ownership have occurred.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, 2018 and 2017

NOTE 11 - INCOME TAXES (Continued)

The ultimate realization of deferred tax assets is dependent on the generation of future taxable income during the periods in which temporary differences become deductible or when such net operating losses can be utilized. The Company considers projected future taxable income, the regulatory environment of the industry, and tax planning strategies in making this assessment. At present, the Company believes that it is more likely than not that the benefits from certain deferred tax asset carryforwards, will not all be fully realized. In recognition of this inherent risk, a valuation allowance was established for the partial value of the deferred tax asset, (principally related to research and development tax credits).

A valuation allowance will be maintained until sufficient positive evidence exists to support the reversal of the remainder of the valuation.

The valuation allowance for deferred tax assets decreased during the year ended June 30, 2019, by approximately $2,350,000. The valuation allowance decreased by approximately $27,600,000 during the year ended June 30, 2018, of which $16,000,000 was the result of the revalued deferred tax assets due to the Tax Cuts and Jobs Act and the benefits expected to be realized from the usage of net operating losses given the Company’s current and projected profitable operations.

Components of the provision (benefit) for income taxes are as follows:

	Years Ended June 30,
	2019	2018	2017
Current:
Federal	$—	$185,000	$250,000
State	250,000	265,000	357,235
Subtotal	250,000	450,000	607,235
Deferred:
Federal deferred taxes	1,685,299	(4,132,590)	(4,552,702)
State deferred taxes	70,221	(787,160)	(416,967)
AMT Credits	—	(1,200,000)	—
Subtotal	1,755,520	(6,119,750)	(4,969,669)
	$2,005,520	$(5,669,750)	$(4,362,434)

A reconciliation of the federal statutory income tax rate to the Company's effective tax rate as reported is as follows:

	Years Ended June 30,
	2019	2018	2017
Taxes at federal statutory rate	21.0%	27.7%	35.0%
State and local income taxes (benefit), net of federal benefit	4.0%	4.0%	4.0%
Non Controlling interest	(5.8)%	(6.8)%	(8.2)%
Permanent differences	(3.5)%	0.1%	0.1%
Tax Cuts and Jobs Act Rate Change	0%	(26.9)%	0%
Decrease in the valuation allowance	(2.6)%	(18.5)%	(55.7)%
AMT Credits	0%	(6.4)%	0%
Other	(4.2)%	(1.8)%	2.2%
Effective income tax rate	8.9%	(28.6)%	(22.6)%

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, 2018 and 2017

NOTE 11 - INCOME TAXES (Continued)

The Tax Cuts and Jobs Act was signed into law on December 22, 2017 and makes numerous changes to the Internal Revenue Code. Among other changes, the Act reduces the US corporate income tax rate to 21% effective January 1, 2018. Because the Act became effective mid-way through the Company’s tax year, the Company had a US statutory income tax rate of 27.7% for the fiscal 2018 and will have a 21% statutory income tax rate for fiscal years thereafter.

Under ASC740, Accounting for Income Taxes, the enactment of the Tax Act also requires companies, to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities and the retroactive effects of changes in tax laws in the period in which the new legislation is enacted. The Company’s gross deferred tax assets and liabilities were revalued from 35% to 21%.

As of June 30, 2019, the Company has net operating loss (“NOL”) carryforwards of approximately $65,792,000 that will be available to offset future taxable income. The utilization of certain of the NOLs is limited by separate return limitation year rules pursuant to Section 1502 of the Internal Revenue Code.

The Company has, for federal income tax purposes, research and development tax credits and investments tax credits carryforwards aggregating $4,602,000. However, the realization of these credits may be limited as a result of expiring prior to their utilization. These credits can only be applied after all net operating losses have been used, which expire through 2030. As such, the Company has established a valuation reserve for anticipated unused credits of $3,902,000.

As of June 30, 2019, the Company has $1,200,000 in alternative minimum tax credits. In connection with tax reform, these credits have been eliminated. Tax reform allows for corporations to carryover such unused tax credits to offset regular tax or apply for a cash refund. As of June 30, 2018, the Company recorded an income tax receivable for expected cash refunds. The Company anticipates receiving its first installment of reimbursement of $600,000 with the filiing of its June 30, 2019 income tax return to be filed in fiscal 2020.

In addition, for New York State income tax purposes, the Company has tax credit carryforwards aggregating approximately $250,000 which, are accounted for under the flow-through method. The utilization of these credits is also expected to be limited.

The Company is also under audit with New York State for income tax and does not expect any material adjustments.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, 2018 and 2017

NOTE 11 - INCOME TAXES (Continued)

Significant components of the Company's deferred tax assets and liabilities at June 30, 2019 and 2018 are as follows:

	June 30,
	2019	2018
Deferred tax assets:
Allowance for doubtful accounts	$3,011,480	$3,262,504
Non-deductible accruals	861,345	752,595
Net operating carryforwards	16,448,054	20,665,597
Tax credits	4,601,801	4,330,769
Inventory	65,081	55,514
Property and equipment and depreciation	192,133	213,781
	25,179,894	29,280,760
Valuation allowance	(4,242,147)	(6,591,749)
Total deferred tax assets	20,937,747	22,689,011
Intangibles	(243,267)	(239,011)
Total deferred tax liabilities	(243,267)	(239,011)
Net deferred tax asset	$20,694,480	$22,450,000

NOTE 12 - OTHER CURRENT LIABILITIES

Included in other current liabilities are the following:

	June 30,
	2019	2018
Accrued salaries, commissions and payroll taxes	$3,897,833	$3,438,087
Litigation accruals	145,029	145,029
Sales tax payable	1,671,488	2,092,403
Legal and other professional fees	125,567	119,262
Accounting fees	105,000	125,000
Self-funded health insurance reserve	67,825	79,129
Accrued interest and penalty	1,054,134	1,497,429
Other	510,540	681,656
	$7,577,416	$8,177,995

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, 2018 and 2017

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Leases

The Company rents its operating facilities and certain equipment, pursuant to operating lease agreements expiring at various dates through June 2028. The leases for certain facilities contain escalation clauses relating to increases in real property taxes as well as certain maintenance costs.

Future minimum operating lease commitments consisted of the following at June 30, 2019:

Year Ending June 30,	Facilities And Equipment (Operating Lease)
2020	$4,655,396
2021	4,323,037
2022	3,396,273
2023	2,778,617
2024	2,350,193
Thereafter	5,081,636
Total minimum obligations	$22,585,152

Rent expense for operating leases approximated $4,688,000, $4,762,000 and $4,505,000, for the years ended June 30, 2019, 2018 and 2017, respectively.

The Company received approval from the Suffolk County IDA on February 29, 2016 of a 50% property tax abatement, valued at $440,000, over a 10 year period commencing January 2017.

Employee Benefit Plans

The Company has a non-contributory 401(k) Plan (the “401(k) Plan”). The 401(k) Plan covers all non-union employees who are at least 21 years of age with no minimum service requirements. There were no employer contributions to the Plan for the years ended June 30, 2019, 2018 and 2017.

The stockholders of the Company approved the 2000 Employee Stock Purchase Plan (“ESPP”) at the Company’s annual stockholders’ meeting in April 2000. The ESPP provides for eligible employees to acquire common stock of the Company at a discount, not to exceed 15%. This plan has not been put into effect as of June 30, 2019.

Stipulation Agreements

The Company has entered into stipulation agreements with a number of its creditors that in the aggregate total $142,299, which is included in other current liabilities and other liabilities on the Company’s balance sheet as of June 30, 2019. The monthly payments total $15,859.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, 2018 and 2017

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

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

Other Matters

The Company is also delinquent in filing sales tax returns for certain states, for which the Company has transacted business. The Company has recorded tax obligations of approximately $1,671,000 plus interest and penalties of approximately $1,054,000. The Company is in the process of determining its regulatory requirements in order to become compliant.

The Company maintains a self-funded health insurance program with a stop-loss umbrella policy with a third party insurer to limit the maximum potential liability for individual claims to $100,000 per person and for a maximum potential claim liability based on member enrollment. With respect to this program, the Company considers historical and projected medical utilization data when estimating its health insurance program liability and related expense. As of June 30, 2019 and 2018, the Company had approximately $68,000 and $79,000, respectively, in reserve for its self-funded health insurance programs. The reserves are included in “Other current liabilities” in the consolidated balance sheets.

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

JUNE 30, 2019, 2018 and 2017

NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION

During the years ended June 30, 2019, 2018 and 2017, the Company paid $165,172, $44,767 and $162,022 for interest, respectively.

During the years ended June 30, 2019, 2018 and 2017, the Company paid $304,575, $345,000 and $739,889 for income taxes, respectively.

During the years ended June 30, 2019, 2018 and 2017, the Company issued 69,971, 0 and 106,600 shares of common stock for costs and expenses totaling $1,954,744, $0 and $2,239,292, respectively.

NOTE 15 – RELATED PARTY TRANSACTIONS

The CEO and President of the Company is a minority owner of a billing company, which performs billing and collection services with respect to No-Fault and Workers’ Compensation claims of the Company’s clients. The monthly fee charged to the Company is $85,000. On June 1, 2017, the Company also entered into a one year renewable agreement to provide IT services to the billing company for a monthly fee of $23,884. The agreement was renewed on June 1, 2019 for another year.

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

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, 2018 and 2017

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table:

	Manufacturing and Servicing of Medical	Management of Diagnostic Imaging
Fiscal 2019:	Equipment	Center	Totals
Net revenues from external customers	$10,013,394	$77,179,493	$87,192,887
Intersegment net revenues *	$907,084	$—	$907,084
(Loss) Income from operations	$(3,419,944)	$25,554,136	$22,134,192
Depreciation and amortization	$370,001	$3,466,490	$3,836,491
Compensatory element of stock issuances	$1,990,380	$—	$1,990,380
Total identifiable assets	$25,065,808	$105,198,093	$130,263,901
Capital expenditures	$746,768	$2,737,081	$3,483,849
Fiscal 2018:
Net revenues from external customers	$9,837,269	$71,678,725	$81,515,994
Intersegment net revenues *	$901,250	$—	$901,250
(Loss) Income from operations	$(2,982,778)	$22,666,989	$19,684,211
Depreciation and amortization	$353,307	$3,546,544	$3,899,851
Compensatory element of stock issuances	$1,954,744	$—	$1,954,744
Total identifiable assets	$32,364,298	$85,946,647	$118,310,945
Capital expenditures	$346,608	$2,540,169	$2,886,777
Fiscal 2017:
Net revenues from external customers	$11,219,188	$66,817,398	$78,036,586
Intersegment net revenues *	$1,200,000	$—	$1,200,000
(Loss) Income from operations	$(2,292,312)	$21,388,392	$19,096,080
Depreciation and amortization	$324,550	$3,209,014	$3,533,564
Compensatory element of stock issuances	$2,397,276	$—	$2,397,276
Total identifiable assets	$29,103,809	$69,658,676	$98,762,566
Capital expenditures	$212,983	$2,793,331	$3,006,314

* Amounts eliminated in consolidation

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, 2018 and 2017

 NOTE 16 - SEGMENT AND RELATED INFORMATION (Continued)

Export Product Sales

The Company’s areas of operations are principally in the United States. The Company had export sales of medical equipment amounting to 5.3%, 41.5% and 55.9% of product sales revenues to third parties for the years ended June 30, 2019, 2018 and 2017, respectively.

The foreign product sales, as a percentage of product sales to unrelated parties, were made to customers in the following countries:

	For the Years Ended June 30,
	2019	2018	2017
United Arab Emirates	—%	7.1%	45.4%
Canada	.3	—	—
England	.3	29.9	4.8
Germany	—	4.5	—
Puerto Rico	4.7	—	5.7
	5.3%	41.5%	55.9%

Foreign Service and Repair Fees

The Company’s areas of service and repair are principally in the United States. The Company had foreign revenues of service and repair of medical equipment amounting to 5.9%, 5.0% and 4.6% of consolidated net service and repair fees for the years ended June 30, 2019, 2018 and 2017, respectively. Foreign service and repair fees, as a percentage of total service and repair fees, were provided principally to the following countries:

	For the Years Ended June 30,
	2019	2018	2017
Puerto Rico	1.6%	1.5%	1.2%
Switzerland	0.3	0.2	0.2
Germany	1.4	1.3	1.4
England	0.6	0.6	0.5
United Arab Emirates	0.3	0.3	—
Canada	0.4	—	0.1
Greece	0.3	0.2	0.2
Australia	1.0	0.9	1.0
	5.9%	5.0%	4.6%

The Company does not have any material assets outside of the United States.

FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, 2018 and 2017

NOTE 17 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The following represents a summary of allowance for doubtful accounts for the years ended June 30, 2019, 2018 and 2017, respectively:

Description	Balance June 30, 2018	Additions (1)	Deductions	Balance June 30, 2019
Accounts receivable	$190,244	$—	$—	$190,244
Management and other fees receivable	10,983,022	(1,578,078)	—	9,404,944
Management and other fees receivable - related medical practices	1,711,385	599,346	—	2,310,731
Medical receivables	22,727,698	—	22,727,698	—

Description	Balance June 30, 2017	Additions	Deductions	Balance June 30, 2018
Accounts receivables	$190,244	$—	$—	$190,244
Management and other fees receivable	12,859,750	(1,744,064)	132,664	10,983,022
Management and other fees receivable - related medical practices	582,001	1,129,384	—	1,711,385
Medical receivables	19,853,318	17,896,528	15,022,148	22,727,698

Description	Balance June 30, 2016	Additions	Deductions	Balance June 30, 2017
Accounts receivables	$284,279	$—	$94,035	$190,244
Management and other fees receivable	13,553,005	(104,424	588,831	12,859,750
Management and other fees receivable - related medical practices	392,505	582,001	392,505	582,001
Medical receivables	17,451,782	16,171,434	12,547,160	19,853,318

(1) Included in provision for bad debts.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, 2018 and 2017

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

(000’s omitted, except per share data)

	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	Total
Total Revenues – Net	$20,705	$21,225	$22,779	$22,484	$87,193
Total Costs and Expenses	15,163	15,245	16,171	18,480	65,059
Net Income	4,492	4,864	5,201	2,665	17,222
Basic Net Income Per Common Share Available to Common Stockholders	$0.49	$0.52	$0.57	$0.20	$1.78
Diluted Net Income Per Common Share Available to Common Stockholders	$0.48	$0.51	$0.56	$0.19	$1.74

	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	Total
Total Revenues – Net	$19,334	$20,168	$20,979	$21,035	$81,516
Total Costs and Expenses	14,549	14,358	16,577	16,348	61,832
Net Income	4,601	5,240	4,262	11,349	25,452
Basic Net Income Per Common Share Available to Common Stockholders	$0.55	$0.62	$0.52	$1.47	$3.16
Diluted Net Income Per Common Share Available to Common Stockholders	$0.54	$0.61	$0.51	$1.44	$3.10

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, 2018 and 2017

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

Pro forma Results

The results of operations of Radwell Leasing LLC, Radwell LLC and Turnkey Equipment of Great Neck LLC were diminutive and did not affect the proforma results of operations.

NOTE 20 - REVISION

The Company is restating its previously issued Consolidated balance sheets and Consolidated statements of cash flows as of and for the nine month interim periods of fiscal 2019 ended March 31, 2019 to reflect a revision in presentation of short term investments within current assets. In the aforementioned financial statements, the Company presented certain Certificates of Deposit with financial institutions (“CDs”) with maturities greater than three months as Cash and cash equivalents, when they should have been presented as Short-term investments. This misclassification did not impact Revenue, Operating income, Net income, Total assets or Total current assets.

 FONAR CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019, 2018 and 2017

The following tables summarizes the impact of these misclassifications on the consolidated balance sheets and statements of cash flows for the interim periods of fiscal 2019 (amount in thousands):

	As of March 31, 2019 (Unaudited)
Financial Statement Captions Revised	As Previously Reported	Adjustment	As Restated
Cash and cash equivalents	$24,780	$(15,000)	$9,780
Short-term investments	$0	$15,000	$15,000

	For the Nine Months ended March 31, 2019 (Unaudited)
	As Previously Reported	Adjustment	As Restated
Statement of Cash Flows Captions Revised
Cash Flows from Investing Activities	$(3,157)	$(15,000)	$(18,157)
Cash and cash equivalents - end of period	$24,780	$(15,000)	$9,780

NOTE 21 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date, but before the consolidated financial statements are issued.

Subsequent to June 30, 2019, the Company issued 89,981 shares of common stock as payment of approximately $2.0 million in other current liabilities.

 FONAR CORPORATION AND SUBSIDIARIES

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with our independent registered public accounting firm or other matters requiring disclosure under Regulation S-K, Item 304(b).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we performed an evaluation under the supervision of and with the participation of management, including our Principal Executive Officer and our Acting Principal Financial Officer, of the design and effectiveness of our disclosure controls and procedures(as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Based upon that evaluation, our Principal Executive Officer and Acting Principal Financial Officer concluded, as of the end of the period covered by this Annual Report that our disclosure controls and procedures were not effective.

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

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

The material weakness in our internal control over financial reporting as of June 30, 2019 was related to our short-term investments whereby we did not maintain effective controls over the accounting for short term investments and their classifications in the financial statements.

This material weakness resulted from the need to record a significant adjustment at year end, whereby the Company was required to segregate $15 million of short term investments from cash and cash equivalents in the financial statements. As a result, the company’s misclassification also effected the statement of cash flow at June 30, 2019. Short term investments with an original maturity of three months or more cannot be classified as cash and cash equivalents. The Company also misclassified these instruments in its March 31, 2019 10-Q.

 FONAR CORPORATION AND SUBSIDIARIES

ITEM 9A. CONTROLS AND PROCEDURES (Continued)

Evaluation of Disclosure Controls and Procedures

Remediation Efforts

We are in the process of developing certain remediation steps to address the previously disclosed material weakness discussed above and to improve our internal control over financial reporting. The Company and the Board take the control and integrity of the Company’s financial statements seriously and believe that the remediation plan we implement is essential to maintaining a strong internal control environment.

We are committed to maintaining a strong internal control environment, and believe that out remediation actions will represent significant improvements in our controls. However, the identified material weakness in internal control over financial reporting will not be considered remediated until controls have been designed and/or controls are in operation for a sufficient period of time for our management to conclude that the material weakness has been remediated. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013). Based on this evaluation, our management concluded that our internal control over financial reporting was not effective at June 30, 2019.

Marcum LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this annual report, has issued an adverse attestation report on the effectiveness of our internal control over financial reporting as of June 30, 2019. Their report on the audit of internal control over financial reporting appears below.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter and year ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

FONAR Corporation and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited FONAR Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described below, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in “Management Annual Report On Internal Control Over Financial Reporting”.

Management has identified a material weakness in controls related to the company’s classification of certain financial instruments as cash and cash equivalents and short-term investments. As a result, the company’s misclassification also effected the statement of cash flows at June 30, 2019.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 financial statements, and this report does not affect our report dated September 30, 2019, on those consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of June 30, 2019 and 2018 and the related consolidated statements of income, stockholders’ equity, and cash flows and the related notes for each of the three years in the period ended June 30, 2019 of the Company, and our report dated September 30, 2019 expressed an unqualified opinion on those financial statements.

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

(CONTINUED)

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

September 30, 2019

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

Raymond V. Damadian	83	Chairman of the Board of Directors, Director, Principal Financial Officer, Treasurer
Timothy R. Damadian	55	President, Chief Executive Officer
Luciano B. Bonanni	64	Executive Vice President and Chief Operating Officer
Claudette J.V. Chan	81	Director
Robert J. Janoff	92	Director
Charles N. O'Data	83	Director
Ronald G. Lehman	43	Director

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

There is set forth in the following Summary Compensation Table the compensation provided by us during fiscal 2019, 2018 and 2017 to our Principal Executive Officer, and our acting Principal Financial Officer. There is set forth in the following Outstanding Equity Awards Table and Director Compensation Table the required information.

I. SUMMARY COMPENSATION TABLE

Name and All Other Principal Position	Year	Salary ($)	Cash Bonuses ($)	Stock Awards ($)	Total Compensation
(a)	(b)	(c)	(d)	(e)	(f)
Timothy R. Damadian	2019	$0	$155,800	$0	$155,800
President, Principal	2018	$0	$155,800	$0	$155,800
Executive Officer	2017	$0	$0	$305,800	$305,800

Raymond V. Damadian	2019	$153,095	$305,800	$0	$458,895
Chairman of the Board,	2018	$153,095	$305,800	$0	$458,895
PFO	2017	$158,983	$0	$305,800	$464,783

Luciano Bonanni	2019	$145,825	$0	$159,740	$305,565
Chief Operating Officer and	2018	$145,672	$0	$152,900	$298,572
Executive Vice President	2017	$149,378	$0	$305,800	$455,178

  FONAR CORPORATION AND SUBSIDIARIES

II. OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number Of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Exercise Expiration Date
	(a)	(b)	(c)
Timothy R. Damadian, President and Principal Executive Officer	0	0	N/A
Raymond V. Damadian, Chairman of the Board, Treasurer and Principal Financial Officer	0	0	N/A
Luciano Bonanni, Chief Operating Officer and Executive Vice President	0	0	N/A

III. DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Total ($)
Raymond V. Damadian	$0	$0
Claudette J.V. Chan	$20,000	$20,000
Robert J. Janoff	$20,000	$20,000
Charles N. O’Data	$20,000	$20,000
Ronald G. Lehman	$20,000	$20,000

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

Fonar adopted its 2010 Stock Bonus Plan, on June 28, 2010. This Plan permits Fonar to issue an aggregate of 2,000,000 shares of common stock of Fonar as bonus or compensation. As of June 30, 2019, 646,905 shares were available for issuance. The Company has approved the issuance of 69,971 shares under the Plan.

 FONAR CORPORATION AND SUBSIDIARIES

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number and percentage of shares of Fonar’s securities held by each director, by each person known by us to own in excess of five percent of Fonar’s voting securities and by all officers and directors as a group as of September 10, 2019.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Class
Raymond V. Damadian, M.D.
c/o Fonar Corporation, Melville, New York
Director and Treasurer
5% + Stockholder
Common Stock	121,402	1.88%
Class C Stock	382,447	99.98%
lass A Preferred	19,093	6.09%
Timothy R. Damadian,
President and Chief Executive Officer
Common Stock	38,000	*
Class A Preferred	800	*
Luciano B. Bonanni,
Executive Vice President
And Chief Operating Officer
Common Stock	41,660	*
Class A Preferred	1,285	*
Claudette Chan
Director and Secretary
Common Stock	106	*
Class A Preferred	32	*
Robert J. Janoff
Director
Common Stock	0	*
Class A Preferred	0	*
Charles N. O'Data
Director
Common Stock	658	*
Ronald G. Lehman
Director
Common Stock	1,213	*
All Officers and Directors
as a Group (7 persons)
Common Stock	202,039	3.15%
Class C Stock	382,368	99.98%
Class A Preferred	21,210	6.79%

___________________________

* Less than one percent

 _______________________

1. Address provided for each beneficial owner owning more than five percent of the voting securities of Fonar.

  FONAR CORPORATION AND SUBSIDIARIES

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pursuant to HMCA’s management agreements with its clients, HMCA provides comprehensive non-medical management and administrative services, including billing and collection of accounts, payroll and accounts payable processing, office facilities, supplies and utilities. Under the management agreements, HMCA also provides service for the Fonar Upright® MRI scanners through Fonar. In total, as of September 5, 2019, 22 of our clients had management agreements with HMCA. Four sites in Florida are owned and operated directly by HMCA subsidiaries.

The fees charged under the management agreements are flat fees charged on a monthly basis. These fees ranged from $54,000 to $481,000 per month in fiscal 2019.

Dr. Raymond Damadian, the Chairman of the Board and principal stockholder of the Company, owns three of the imaging facilities in Florida managed by HMCA. The facilities owned by Dr. Damadian in Florida paid HMCA flat rate monthly fees ranging from $222,200 to $322,636 per month during fiscal 2019. These fees are renegotiable on an annual basis.

During the fiscal years ended June 30, 2019, June 30, 2018 and June 30, 2017, the net revenues received by HMCA from the imaging facilities owned by Dr. Damadian were approximately $9.4 million, $9.0 million and $8.2 million respectively.

Dr. Damadian owns a .75% interest in Health Management Company of America’s Class A membership interests. Dr. Damadian is also a Manager of Health Management Company of America.

Timothy Damadian, the President and Chief Executive Officer of Fonar, is one of the owners of a billing company, which performs billing and collection services for HMCA with respect to No-Fault and Workers’ Compensation claims of HMCA’s clients. The monthly fee charged to HMCA is $85,000. On June 1, 2017, the Company also entered into a one year renewable agreement to provide IT services to the billing company for a monthly fee of $23,884. Timothy Damadian is also a Manager of Health Management Company of America. The agreement was renewed on June 1, 2018 and June 1, 2019.

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

 FONAR CORPORATION AND SUBSIDIARIES

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The aggregate fees billed by Marcum LLP for the audit of our annual consolidated financial statements for the fiscal year ended June 30, 2019 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2019 were $420,000.

The aggregate fees billed by Marcum LLP for the audit of our annual financial statements for the fiscal year ended June 30, 2018 and the reviews of the financial statements included in our Forms 10-Q for the fiscal year ended June 30, 2018 were $421,000.

Audit Related Fees

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2019 or June 30, 2018 for services related to the Audit or review of our financial statements that are not included under the caption “Audit Fees”.

No fees were billed by Marcum LLP for the fiscal years ended June 30, 2018 or June 30, 2017 for designing, operating, supervising or implementing any of our financial information systems or any hardware or software systems for our financial information.

Tax Fees

No fees were billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2019.

No fees billed by Marcum LLP for tax compliance, tax advice and tax planning in the fiscal year ended June 30, 2018.

All Other Fees

No fees were billed by Marcum LLP for any other services during the fiscal years ended June 30, 2019 and June 30, 2018.

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

Our audit committee believes that the provision by Marcum LLP of services in addition to audit services in previous years were compatible with maintaining their independence.

FONAR CORPORATION AND SUBSIDIARIES

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

a) FINANCIAL STATEMENTS AND SCHEDULES

The following consolidated financial statements are included in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at June 30, 2019 and 2018.

Consolidated Statements of Income for the Years Ended June 30, 2019, 2018 and 2017.

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2019, 2018 and 2017.

Consolidated Statements of Cash Flows for the Years Ended June 30, 2019, 2018 and 2017.

Notes to Consolidated Financial Statements.

Information required by schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes to the financial statements.

b) REPORTS ON FORM 8-K

1. Registrant’s Report on Form 8-K containing the Company’s Earnings Report for Fiscal Year 2019, September 16, 2019. Commission File No. 0-10248.

2. Registrant’s Report on Form 8-K reporting the results of the election of directors and selection of auditors at the annual meeting of stockholders, May 21, 2019. Commission File No. 0-10248.

c) EXHIBITS

3.1 Certificate of Incorporation, as amended, of the Registrant incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on Form S-1,Commission File No. 33-13365. October 28, 1981.

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

3.5 By-Laws, as amended, of the Registrant incorporated by reference to Exhibit 3.2 to the Registrant's registration statement on Form S-1, Commission File No. 33-13365. October 28, 1981.

4.1 Specimen Common Stock Certificate incorporated by reference to Exhibit 4.1 to the Registrant's registration statement on Form S-1, Commission File No. 33-13365. October 28, 1981.

 FONAR CORPORATION AND SUBSIDIARIES

4.2 Specimen Class B Common Stock Certificate incorporated by reference to Exhibit 4.2 to the Registrant's registration statement on Form S-1, Commission File No. 33-13365. October 28, 1981.

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

10.12 Modification to Operating Agreement for Health Diagnostics Management, LLC., incorporated by reference to Exhibit 10.38 to Form 10-K for the fiscal year ended June 30, 2013. Commission File No. 0-10248.

FONAR CORPORATION AND SUBSIDIARIES

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

Dated: September 30, 2019
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

Signature	Title	Date
/s/ Raymond V. Damadian Raymond V. Damadian	Chairman of the Board of Directors, Director, Principal Financial Officer, Treasurer	September 30, 2019

/s/ Claudette J.V. Chan Claudette J.V. Chan	Director	September 30, 2019

/s/ Robert J. Janoff Robert J. Janoff	Director	September 30, 2019

/s/ Charles N. O'Data Charles N. O'Data	Director	September 30, 2019

/s/ Ronald G. Lehman Ronald G. Lehman	Director	September 30, 2019